Form 10-Q
period 1996-03-31
SPACEHAB INC \WA\
filed 1996-05-09
CIK 1001907

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended...............March 31, 1996


                                       OR


             ( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.



                         Commission file number 0-27206



                             SPACEHAB, Incorporated
                             1595 Spring Hill Road
                                   Suite 360
                            Vienna, Virginia  22182
                                 (703)821-3000




      Incorporated in the State of Washington           I.R.S. Identification
                                                           No. 91-1273737



The number of shares of common stock outstanding as of the close of business on
                                 May 8, 1996:

              Class                     Number of Shares Outstanding
              -----                     ----------------------------
              Common Stock                       10,844,239


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.



                                        Yes X         No
                                           ------        -----

                             SPACEHAB, INCORPORATED
                  MARCH 31, 1996 QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS


PART 1 - FINACIAL INFORMATION                                                Page
                                                                             ----
   Item 1.  Unaudited Financial Statements

            Condensed Balance Sheets as of  September 30, 1995 and
            March 31, 1996................................................... 3

            Condensed Statement of Operations for the
            Six Months Ended March 31, 1996 and  1995........................ 4

            Condensed Statement of Cash Flows for the
            Six Months Ended March 31, 1996 and 1995......................... 5

            Notes to Financial Statements.................................... 6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................8


PART II - OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders...............10

   Item 6.  Exhibits and Reports on Form 8-K..................................12

PART 1:  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


                             SPACEHAB, INCORPORATED
                            Condensed Balance Sheets

                                                                             September 30,    March 31,
                                                                                 1995           1996
                                                                              (audited)      (unaudited)
                                                                             -------------   -----------
                              ASSETS
Cash                                                                         $  7,041,020  $  2,673,088
Short-term investments                                                                -      45,335,807
Receivable from NASA                                                            5,565,092     5,906,143
Prepaid and other assets                                                           52,974       309,706
                                                                             ------------  ------------
     Total current assets                                                      12,659,086    54,224,744

Property, plant and equipment, net of
 accumulated depreciation and amortization
 of $21,599,797 and $25,858,156                                                70,611,366    72,237,261
Deferred mission costs                                                          3,150,689     7,529,827
Other assets, net                                                                 280,259       107,652
                                                                             ------------- -------------
     Total assets                                                            $ 86,701,400  $134,099,484
                                                                             ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Loan payable under credit agreement, current portion                    $    120,000  $    120,000
     Accounts payable and accrued expenses                                      1,277,412     1,595,792
     Accrued consulting and subcontracting services                             4,069,980     6,461,709
                                                                             ------------- -------------
          Total current liabilities                                             5,467,392     8,177,501

Loans payable under credit agreement, net of current portion                   14,657,373     8,416,308
Notes payable to shareholders                                                   9,116,828     9,676,118
Convertible note payable                                                        1,111,321     1,150,883
Deferred flight revenue                                                        58,063,296    76,206,909
                                                                             ------------- -------------
          Total liabilities                                                    88,416,210   103,627,719
                                                                             ------------- -------------

Commitments
Stockholders' equity (deficit)
     Convertible preferred stock, no par value,
       authorized 4,230,000 shares, issued and
       outstanding 4,011,345 and 0 shares, respectively                         2,310,670           -
     Common stock, no par value, authorized
       30,000,000 shares, issued and outstanding
       5,083,427 and 11,069,235 shares, respectively                           34,070,094    79,862,699
     Additional paid-in capital                                                    16,299        16,299
     Accumulated deficit                                                      (38,111,873)  (49,407,233)
                                                                             ------------- -------------

          Total stockholders' equity (deficit)                                 (1,714,810)   30,471,765
                                                                             ------------- -------------

          Total liabilities and stockholders' equity (deficit)               $ 86,701,400  $134,099,484
                                                                             ============= =============


      See accompanying notes to unaudited condensed financial statements.

                             SPACEHAB, INCORPORATED
                  Unaudited Condensed Statements of Operations


                                                 Three months ended March 31,            Six months ended March 31,
                                                    1995             1996                 1995               1996
                                                 -------------    -----------          -------------      -------------
Revenue                                          $ 46,059,000     $        -           $ 46,059,000      $         -

Cost of revenues:
   Integration and operations                       8,933,929       2,544,590            10,795,819          4,609,632
   Depreciation                                     2,064,104       2,064,104             4,128,208          4,128,208
                                                 -------------    -----------          -------------      -------------
      Total costs of revenue                       10,998,033       4,608,694            14,924,027          8,737,840
Gross profit (loss)                                35,060,967      (4,608,694)           31,134,973         (8,737,840)
Operating expenses:
   Marketing, general and administrative              847,772       1,848,950             1,587,765          2,622,633

   Research and development                           500,000             -               1,500,000            100,000
                                                 -------------    -----------          -------------      -------------

      Total operating expenses                      1,347,772       1,848,950             3,087,765          2,722,633
                                                 -------------    -----------          -------------      -------------

      Income (loss) from operations                33,713,195      (6,457,644)           28,047,208        (11,460,473)
Interest expense, net of capitalized amounts         (363,349)        (75,701)             (812,669)          (425,404)
Interest and other income, net                         28,554         511,598                43,824            590,519
                                                 -------------    -----------          -------------      -------------
      Income (loss) before income taxes            33,378,400      (6,021,747)           27,278,363        (11,295,358)
Income tax expense                                   (220,000)            -                (220,000)               -
                                                 -------------    -----------          -------------      -------------
      Net income (loss)                          $ 33,158,400    $ (6,021,747)         $ 27,058,363      $ (11,295,358)
                                                 =============    ===========          =============      =============

Net income (loss) per common and common
   equivalent share                              $       5.03    $      (0.55)         $       4.11      $       (1.38)
                                                 =============    ===========          =============      =============
Shares used in computing net income (loss)
   per common and common equivalent share           6,596,049      10,999,478             6,587,761          8,179,852
                                                 =============    ===========          =============      =============

      See accompanying notes to unaudited condensed financial statements.

                             SPACEHAB, INCORPORATED
                  Unaudited Condensed Statements of Cash Flows


                                                     Six Months Ended March 31,
                                                         1995          1996
                                                     -----------  ------------
Cash flows provided by operating activities:
  Net income (loss)                                  $27,058,363  $(11,295,360)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                       4,245,880     4,258,359
   Interest converted to notes payable                   314,173       919,448
   Changes in assets and liabilities:
     Decrease (increase) in accounts receivable              -        (341,051)
     Decrease (increase) in prepaid and other
       current assets                                    (46,261)     (256,732)
     Decrease (increase) in deferred mission costs     2,763,458    (4,379,138)
     Decrease (increase) in other assets                   1,530       172,607
     Increase (decrease) in deferred flight revenue  (25,654,850)   18,143,613
     Increase (decrease) in accounts payable
       and accrued expenses                              267,326       317,994
     Increase (decrease) in accrued consulting
       and subcontracting services                     3,338,057     2,391,729
                                                     -----------  ------------
         Total adjustments                           (14,770,687)   21,226,829
                                                     -----------  ------------
         Net cash provided by operating activities    12,287,676     9,931,469
                                                     -----------  ------------
Cash flows used by investing activities:
  Payments for modules in construction                (1,170,289)   (5,041,054)
  Purchase of property and equipment                      (2,537)     (843,200)
                                                     -----------  ------------
         Net cash used by investing activities        (1,172,826)   (5,884,254)
                                                     -----------  ------------
Cash flows used by financing activities:
  Payment of note payable to Insurers                 (3,863,674)   (3,804,079)
  Proceeds from note payable to shareholder            9,602,071     2,417,707
  Payment of note payable to shareholder             (18,000,000)   (5,175,289)
  Proceeds from issuance of common stock, net                -      43,482,321
                                                     -----------  ------------
         Net cash provided (used) by
           financing activities                      (12,261,603)   36,920,660
                                                     -----------  ------------
         Net increase (decrease) in cash
           and cash equivalents                       (1,146,753)   40,967,875
Cash and cash equivalents at beginning of period       1,352,016     7,041,020
                                                     -----------  ------------
Cash and cash equivalents at end of period           $   205,263  $ 48,008,895
                                                     ===========  ============

      See accompanying notes to unaudited condensed financial statements.

SPACEHAB, INCORPORATED
Notes to Unaudited Condensed Financial Statements


1.  Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments consisting of only normal recurring accruals necessary for a fair presentation of the financial position of SPACEHAB, INCORPORATED ("SPACEHAB" or the "Company") as of March 31, 1996, and the results of its operations and cash flows for the six months ended March 31, 1995 and 1996. However, the statements are unaudited, and do not include all related footnote disclosures.

The results of operations for the six months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year. The Company's results of operations fluctuate significantly from quarter to quarter. Revenue is recorded in periods in which a Space Shuttle mission carrying one of the Company's modules (the "SPACEHAB Modules") is completed.

The interim unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements appearing in the Company's Registration Statement on Form S-1 (No. 33-98812).

2.  Common Stock:

On December 27, 1995, the Company completed an initial public offering of 3,750,000 shares of its common stock, no par value per share (the "Offering"), resulting in net proceeds to the Company of approximately $40.4 million after deducting underwriting commissions and associated expenses. In accordance with the Amended and Restated Credit Agreement between the Company, McDonnell Douglas Corporation ("McDonnell Douglas") and a group of insurance companies (the "Insurers"), approximately $6.1 million of the net proceeds from the Offering were used to repay amounts owed to McDonnell Douglas and the Insurers under the Amended and Restated Credit Agreement. Shortly before the consummation of the Offering, all shares of the Company's convertible preferred stock were automatically converted into 1,671,312 shares of the Common Stock and the Company effected a 2.4-to-1 reverse split of Common Stock. In addition, on January 25, 1996 the Company utilized the net proceeds received from the exercise of an underwriters' over allotment exercise of $2,951,820 to repay McDonnell Douglas and the Insurers approximately $443,000 in amounts owed under the Amended and Restated Credit Agreement.

During August 1995, the Company completed the sale of 149,998 shares of its Common Stock to five institutional investors in a private placement for an aggregate price of $3.6 million (the "1995 Private Placement"). The terms of the sale included a guarantee by the Company that in the event of the completion of an initial public offering prior to December 31, 1996, the investors would realize no less than a 25 percent premium on their investment based on the initial public offering price. As a result of the guarantee, during March 1996 the Company issued an additional 224,997 shares of Common Stock to the investors.

3.  Short-term Investments:

The Company considers short-term investments with original maturities of three months or less to be cash equivalents for purposes of the statements of cash flows. As of March 31, 1996, the Company's short-term investments included approximately $34.0 million invested in Federal government agencies and treasury securities. Additionally, the Company had approximately $11 million invested in commercial paper. The Company intends to hold all of these investments to maturity and as such are recognized at cost plus accrued interest. The amortized cost of such investments approximates market value.

4.  Statements of Cash Flows - Supplemental Information.

(a) Cash paid for interest costs was approximately $406,509 and $40,874 for the six months ended March 31, 1995 and 1996, respectively. The Company capitalized interest of approximately $40,000 and $534,000 during the six months ended March 31, 1995 and 1996, respectively.

(b) The Company paid $55,000 and $210,000 for income taxed during the six months ended March 31, 1995 and 1996, respectively.

5.  Subsequent Event.

On March 22, 1996, the Company's SPACEHAB Modules were carried aboard a Space Shuttle launch under the Company's first mission to the Mir Space Station. The mission, including all related launch and integration services, was completed in April 1996, and in accordance with the Company's revenue recognition policy, revenue from the mission will be recorded in April 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         SPACEHAB was incorporated in 1984 to commercially develop space habitat modules to operate in the cargo bay of NASA's Space Shuttles.

         SPACEHAB recognizes revenue under its two principal contracts with the U.S. National Aeronautics and Space Administration ("NASA"), the CMAM Contract and the Mir Contract, upon the completion of each Space Shuttle mission carrying SPACEHAB Modules. The CMAM contract supports scientific and commercial microgravity research on five Space Shuttle flights while the Mir Contract provides logistics to the Russian Mir Space Station. Revenue is comprised of payment for leasing lockers and/or volume within the SPACEHAB Modules and for the integration and operations support services provided to scientists and researchers responsible for the experiments and/or logistics supplies for SPACEHAB missions aboard the shuttle system.

         The expenses associated with the operations of SPACEHAB are recorded differently based on the type of expense. Costs of revenue include integration and operations expenses associated with the performance of two types of efforts: (i) sustaining engineering in support of all missions under a contract and (ii) mission specific experiment support. Expenses associated with sustaining engineering are expensed as incurred. Mission specific expenses are recorded as an asset and not expensed until the specific Space Shuttle mission is flown and the related revenue is recognized. Other costs of revenue include depreciation expense, which is allocated to each SPACEHAB Module ratably over a ten year useful life. Flight related insurance covering transportation of the SPACEHAB Modules from SPACEHAB's payload processing facility to the Space Shuttle, in-flight insurance and third-party liability insurance are also included in costs of revenue and are recorded at the time a mission is flown. Marketing, general and administrative, interest, and other expenses are recognized when incurred.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 1996 as Compared to the Three Months Ended March 31, 1995

         Revenue. The Company recorded no revenue for the three months ended March 31, 1996 as compared to $46.1 million for the three months ended March 31, 1995. On March 22, 1996, the Company's SPACEHAB Modules were carried aboard a Space Shuttle launch under the Company's first mission to the Mir Space Station. The mission, including all related launch and integration services, was completed in April 1996, and in accordance with the Company's revenue recognition policy, revenue from the mission will be recorded in April 1996. There was one flight completed under the Company's CMAM contract during the three months ended March 31, 1995 providing revenue of $46.1 million.

         Costs of Revenue. Costs of revenue for the quarter ended March 31, 1996 decreased 58.0% to $4.6 million, as compared to $11.0 million for the same period last year. Integration and operations expenses for the quarter ended March 31, 1996 decreased 71.5% to $2.5 million, as compared to $8.9 million for the same period last year. This decrease is attributable to the difference in flight schedules. Mission specific integration and operations costs of $7.5 million for missions to be completed later in 1996 were recorded as a deferred asset as of March 31, 1996. Integration and operations costs relating to the CMAM Contract and the Mir Contract were $.690 million and $1.4 million, respectively, in the second quarter of fiscal year 1996, as compared with $8.6 million and $.371 million respectively, for the second quarter of fiscal year 1995.

         Operating Expenses. Operating expenses increased 37.2% during the three months ended March 31, 1996 to approximately $1.8 million, as compared to $1.3 million for the three months ended March 31, 1995. There was no research and development expense during the quarter ended March 31, 1996 as compared to $0.5 million in research and development expense incurred during the quarter ended March 31, 1995, associated with the construction of the double module. Marketing, general and administrative expense increased during the second quarter of fiscal year 1996 to approximately $1.848 million, as compared to approximately $.847 million during the same period last year. Components of the increase in 1996 include increases in salaries and benefits of approximately $.700 million for additional staff, and accrued severance of $.240 million to a former officer of the company.

         Interest Expense. Interest expense was approximately $.390 million for the three months ended March 31,. 1996 as compared to approximately $.403 million for the three months ended March 31, 1995. Of this amount, approximately $.314 million was capitalized to SPACEHAB Module improvements in progress for the construction of the Company's Double Module as compared with $.040 million for the same quarter last year. Long term debt outstanding during the quarter ended March 31, 1996 of approximately $3.1 million owed to the Insurers was refinanced during fiscal year 1995 with interest bearing debt carrying an interest rate of 1% per month. An amount of $5.5 million due to the Insurers remains non-interest bearing and matures in its entirety on August 31, 2001. Amounts outstanding of $21.5 million due to the Insurers during the quarter ended March 31, 1995 were entirely non-interest bearing.

         Net Income/(Loss). Net loss for the quarter ended March 31, 1996 was ($6.0) million, or ($0.55) per share, as compared to net income of $33.2 million, or 5.03 per share for the quarter ended March 31, 1995, primarily because no revenue was recorded in the quarter ended March 31, 1996 as compared with $46.1 million in revenue recorded in the quarter ended March 31, 1995.


For the Six Months Ended March 31, 1996 as Compared to the Six Months Ended March 31, 1995

         Revenue. The Company recorded no revenue for the six months ended March 31, 1996 since there were no Space Shuttle flights carrying SPACEHAB Modules during that period. For the six months ended March 31, 1995, the Company recorded approximately $46.1 million in revenue upon completion of the Company's third CMAM mission.

         Costs of Revenue. Costs of revenue for the six months ended March 31, 1996 decreased 41.4% to $8.7 million, as compared to $14.9 million for the same period last year. Integration and operations expenses for the six months ended March 31, 1996 decreased 57.3% to $4.6 million, as compared to $10.8 million for the same period last year. This decrease is attributable to the difference in flight schedules. Integration and operations costs for the CMAM Contract and the Mir Contract were $1.5 million and $3.1 million, respectively, in the first six months of fiscal year 1996, as compared with $10.4 million and $.371 million respectively, for the first six months of fiscal year 1995.

         Operating Expenses. Operating expenses decreased 11.8% during the six months ended March 31, 1996 to approximately $2.7 million, as compared to $3.1 million for the six months ended March 31, 1995. There was $.1 million in research and development expense during the six months ended March 31, 1996, associated with an enhanced refrigerator for use on the Company's modules, as compared to $1.5 million in research and development expense incurred during the six months ended March 31, 1995, associated with the construction of the double module. Marketing, general and administrative expense increased 65.2% during the first six months of fiscal year 1996 to approximately $2.6 million, as compared to approximately $1.6 million during the same period last year. Components of the increase in 1996 include increases in salaries and benefits of approximately $.760 million for additional staff, and accrued severance of $.240 million to a former officer of the company.

         Interest Expense. Interest expense was approximately $.960 million for the six months ended March 31,. 1996 as compared to approximately $.853 million for the six months ended March 31, 1995. Of this amount, approximately $.534 million was capitalized to SPACEHAB Module improvements in progress for the construction of the Company's Double Module as compared with $.040 million for the same period last year.

         Net Income/(Loss). Net loss for the six months ended March 31, 1996 was $11.3 million, or $1.38 per share, as compared to net income of $27.1 million, or $4.11 per share for the six months ended March 31, 1995, primarily because no revenue was recorded in the six months ended March 31, 1996 as compared with $46.1 million in revenue recorded in the six months ended March 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its capital expenditures, research and development and working capital requirements with progress payments under both the CMAM Contract and the Mir Contract, and proceeds received from private equity offerings and borrowings under credit facilities. During the six months ended March 31, 1996, SPACEHAB completed the Offering which provided the Company with net proceeds of approximately $43.5 million.

         Cash Flows From Operating Activities. Cash provided by operations for the six months ended March 31, 1996 was $9.9 million, as compared to $12.3 million for the six months ended March 31, 1995. Substantially all of this decrease is the result of a decrease in progress payments received under the CMAM Contract. Progress payments in the amount of $4.055 million under the CMAM Contract were received during the first six months of fiscal year 1996, as compared to $20.058 million for the same period in fiscal year 1995. This decrease is consistent with the scheduled completion in August 1996 of the CMAM Contract. This decrease was partially offset during the six months ended March 31, 1996 and 1995 by progress payments of $14.08 million and $.346 million respectively, received pursuant to the Mir Contract.

         Cash Flows from Investing Activities. For the six months ended March 31, 1996 and 1995, cash flows from investing activities consisted only of capital expenditures of $5.8 million and $1.2 million, respectively. Substantially all of the expenditures were for the construction and development of the Company's Double Module, with the exception of approximately $.843 million incurred for additions to the SPACEHAB payload processing facility in Florida.

         Cash Flows from Financing Activities. Cash flows provided from financing activities were $36.9 million for the six months ended March 31, 1996, as compared to cash used by financing activities of $12.3 million for the six months ended March 31, 1995. Substantially all of the increase in cash flows from financing activities is from net proceeds of approximately $43.5 million from the Company's initial public offering. Payments on long term debt aggregated $9.0 million during the first six months of fiscal year 1996, as compared to $21.9 million during the same period last year. In December 1995, payments of $6.5 million, representing 15% of the net proceeds from the Offering, were made in accordance with certain requirements contained in the Amended and Restated Credit Agreement with McDonnell Douglas and the Insurers. An additional $0.443 million was paid to McDonnell Douglas and the Insurers in January 1996 on the same basis, from the net proceeds of the underwriters' over allotment exercise.

         The Company believes that cash flow from the Offering and from the 1995 Private Placement will be sufficient to meet its cash flow deficit from operations and other funding requirements for at least the next twelve months.

                                  Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SPACEHAB, INCORPORATED




Date: May 8, 1996                  /s/ MARGARET E. GRAYSON
      -----------                  ------------------------
                                   Margaret E. Grayson
                                   Vice President of Finance (CFO)
                                   Treasurer, and Assistant Secretary
                                   (Principal Financial and Accounting
                                   Officer)

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         NONE

ITEM 2.  CHANGES IN SECURITIES

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The separate Index to Exhibits accompanying this filing is incorporated herein by reference.

         (b) Reports on Form 8-K. The Company filed Form 8-K, File Number 0-27206 on April 12, 1996 announcing the resignation of Richard Hora.