Form 10-K405
period 1996-06-30
SPACEHAB INC \WA\
filed 1996-09-16
CIK 1001907

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-K

(Mark One)

         /  X  /    Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934 [Fee Required]
                    For the Fiscal Year Ended  June 30, 1996.

         /     /    Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934 [No Fee Required]
                    For the transition period from _____________ to ____________

                          Commission File No. 0-27206
                             SPACEHAB, INCORPORATED
                        1595 SPRING HILL ROAD, SUITE 360
                                VIENNA, VA 22182
                                 (703) 821-3000

     Incorporated in the State of Washington         IRS Employer Identification
                                                     Number  91-1273737

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

     Title of Each Class                             Name of Each Exchange
     Common Stock                                    on which Registered
     (no par value)                                  NASDAQ Stock Exchange

  Number of shares of Common Stock (no par value) outstanding as of July 25,
                               1996: 11,069,237.

Aggregate market value of Common Stock (no par value) held by non-affiliates of the registrant on July 25, 1996, based upon the closing price of the Common Stock on the Nasdaq Stock Market of $9.75 was approximately $96,222,701

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X   NO    .
                                              ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Annual report to stockholders for the                      Part of Form 10-K
fiscal year ended June 30, 1996.                           Parts I and II
Proxy Statement for the Annual Meeting of
Stockholders to be held October 22, 1996.                  Part III

                                     PART I



         This document may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including (without limitation) under "Products and Services," "Dependence on a Single Customer," "Research and Development" and "Backlog" of Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" and "--Liquidity and Capital Resources" of Item 7. Such statements are subject to certain risks and uncertainties, including those discussed herein, that could cause actual results to differ materially from those projected in such statements.


ITEM 1.  BUSINESS


BACKGROUND

         SPACEHAB, Incorporated ("SPACEHAB" or the "Company") was incorporated in 1984 to commercially develop, own, and operate space habitat modules that are carried in the cargo bay of a Space Shuttle. Having flown five successful missions on the Space Shuttle to date, and with six more missions currently scheduled through 1998, SPACEHAB has become a leader among the companies that support people who are living and working in space.

INDUSTRY OVERVIEW

         The U.S. space program encompasses four broad objectives: to advance scientific research, to establish a permanent human presence in space, to develop new technologies that contribute to U.S. economic growth and security, and to foster improved international relations through peaceful cooperation in space with Europe, Japan, Russia, and other nations. SPACEHAB segments its market into three categories: (i) microgravity and life sciences space research aboard the Space Shuttle, (ii) space support services such as space station logistics and ground operations and payload processing, and (iii) space infrastructure development.

         Microgravity and Life Sciences Space Research

         In orbit, the forces of inertia and gravity counterbalance each other, thereby creating a condition of near weightlessness known as "microgravity".
In a microgravity environment, materials and living matter behave in fundamentally different ways than they do on Earth. This phenomenon has stimulated worldwide interest from scientists and commercial researchers who are seeking improved ways to manipulate and process materials and to study biological processes that cannot otherwise be achieved in ground-based laboratories.
         The demand for access to a microgravity environment can be divided into two broad categories: scientific research and commercial applications.
The National Aeronautics and Space Administration ("NASA") and other U.S. and international government research organizations provide support for both basic scientific research and its commercial applications to determine the fundamental effects that gravity has on physical processes. For the 1996 Government fiscal year, NASA budgeted $540 million to conduct scientific research and commercial microgravity applications aboard the Space Shuttle (excluding the associated Space Shuttle launch costs for these experiments).

         Space Support Services

         Space support services entail providing logistics and payload processing support to NASA and Space Shuttle and International Space Station ("ISS") users. Permanently orbiting facilities such as the Russian Mir space station and the planned ISS require a reliable source of logistics; the food, clothing, equipment, and supplies that sustain the astronauts and enable them to conduct research.
         NASA's current plans call for the Space Shuttle to be launched at least seven times per year for the foreseeable future. NASA has six more Space Shuttle logistics missions to Mir scheduled during the next two years. As currently planned, the ISS will require five Space Shuttle logistics missions per year.
         In order to support Space Shuttle and ISS operations, NASA requires ground operations and payload support services before and after each mission. Payload processing operations entail payload scheduling, mission planning, safety/certification analysis, physical integration of the payload into its carrier (such as SPACEHAB modules), the integration of the carriers into the Space Shuttle's cargo bay, flight operations, technical data gathering and synthesis, and launch and landing site activities. NASA currently spends approximately $300 million per year on processing payloads for Space Shuttle operations.

         Space Infrastructure Development

         The ISS is the largest engineering and scientific project ever undertaken. NASA's budget for the development of the ISS has been capped by the U.S. Congress at $2.1 billion per year and $17.5 billion for the entire program. As ISS hardware is developed and budget limitations are being reached, opportunities are arising for the commercial development of certain elements of the ISS infrastructure such as the X-ray crystallography facility, a component of the robot arm that will be used to assemble and manipulate elements of the space station, and attached platforms for unpressurized research. Once developed by industry, commercial infrastructure can be leased to NASA, the international partners, and industry on a per use or long-term service contract.


PRODUCTS AND SERVICES

         SPACEHAB modules are aluminum cylinders, measuring 10 feet in length by 13.5 feet in diameter, that incorporate a patented design including a truncated top and flat-end caps. These fully-instrumented modules provide experiment resources such as power, data management, thermal control, and vacuum venting. SPACEHAB single modules are employed primarily for research missions. In 1996, the Company completed a development program and introduced the SPACEHAB Double Module. This new module is optimized to carry logistics and now is being used by NASA to carry vital supplies to the astronauts and cosmonauts who reside on the Russian space station Mir. SPACEHAB invested $13.4 million in the design, development, and production of the Double Module. The Double Module was completed and placed into service near the end of fiscal 1996.
         SPACEHAB's fundamental business strategy is based on carefully anticipating customer requirements, investing capital to develop space-flight assets, contracting with established aerospace companies for engineering and asset production while retaining ownership of these assets, and then providing innovative, low-cost solutions that meet customer requirements using fixed-price service contracts. This strategy has been successful in obtaining two contracts with NASA, the $184 million Commercial Middeck Augmentation Module (the "CMAM Contract") contract for five missions and the $52.2 million Mir contract (the "Mir Contract") for four missions. NASA exercised three options under the Mir Contract in fiscal 1996, subject to final price negotiations.
         The CMAM Contract, signed in November 1990, requires SPACEHAB to furnish NASA with SPACEHAB module accommodations for experiments developed by the Centers for the Commercial Development of Space ("CCDS") on five Space Shuttle missions. The fourth CMAM mission was completed successfully aboard the Space Shuttle Endeavour in May 1996 in which the Company integrated and flew 12 CCDS experiments sponsored by industry, NASA, and academia. The remaining experiments that will complete the CMAM Contract are intended to be part of the Company's next mission currently scheduled for September 1996.

         The basic Mir Contract, signed in July 1995, requires the Company to provide SPACEHAB Single and Double Module missions for the provision of logistics resupply to the Mir space station on four Space Shuttle missions.
The first of these four missions was completed successfully in March 1996. On this mission aboard the Space Shuttle Atlantis, a SPACEHAB Single Module carried more than 4,600 pounds of food, equipment, and supplies for the two Russian cosmonauts and one U.S. astronaut who are in orbit aboard Mir.
         Three more SPACEHAB missions to Mir are planned in fiscal 1997 under the Mir Contract. The next mission to Mir, currently scheduled for September 1996, is intended to accommodate the last CMAM experiments and approximately 7,000 pounds of logistics resupply. This mission also will be the first flight of the new SPACEHAB Double Module. This new module configuration is optimized to accommodate logistics and will substantially increase the Company's capability to deliver supplies to Mir.
         In June 1996, NASA exercised all three options on the Mir Contract, providing a firm backlog of logistics resupply missions into 1998. These options currently call for two Double Module missions and one Single Module mission.
         In its continuing effort to anticipate the needs of customers, SPACEHAB has initiated the design and development of another module configuration: a Double Module optimized for research missions. This new Double Module is designed to augment the Company's fleet of pressurized modules to meet both the research and logistics carrying requirements of NASA, the ISS partner agencies, and industry.


COMPANY STRATEGY

         SPACEHAB's strategy to enhance its position in all three markets is based on seven principles.

         1. Focusing on Quality of Service. SPACEHAB had two successful missions in fiscal 1996. All five of the Company's missions to-date have been completed successfully.

         2. Expanding Company-Owned Spaceflight Assets. The Company successfully completed the SPACEHAB Double Module that is being used by NASA to provide logistics for the Mir space station. Initial design and development of another Double Module, that is designed to carry experiments and unpressurized logistics carriers, has been initiated to expand the Company's fleet of assets.

         3. Maintaining Position as Low-Cost Provider. The Company continues to offer its services to NASA and other customers on a fixed price basis that it believes to be the lowest in the industry.

         4. Continuing Entrepreneurial Initiative. The Company continues to develop and offer innovative business arrangements to meet NASA and other customer requirements.

         5. Leveraging Skills of International Partners. The Company expanded its international partner base in 1996 by collaborating with Spar Aerospace Ltd. of Canada to propose the commercial development and lease of an element of the ISS infrastructure to the Canadian Space Agency.

         6. Acquiring Complementary Businesses and Assets. The Company continues to evaluate opportunities to acquire complementary businesses, engineering facilities, and hardware to improve its ability to perform work associated with the Space Shuttle and ISS.

         7. Attracting and Recruiting Talented Personnel. The Company hired several highly experienced executives in 1996 to expand business development efforts in microgravity and life sciences research, the ISS program, and Russian activities.

DEPENDENCE ON A SINGLE CUSTOMER

         All of the Company's fiscal 1996 revenue was generated from two NASA contracts - the CMAM Contract and the Mir Contract. The Company expects that revenue from NASA will continue to account for a large majority of the Company's revenue for the next several years. However, no assurances can be made that NASA will require the Company's module services in the future. Therefore, the Company's failure to execute new contracts with NASA would have a material adverse effect on the Company's financial condition and results of operations.

RESEARCH AND DEVELOPMENT

         The Company believes that the timely development of new products, and continuous enhancements to existing hardware are essential to maintaining its competitive position. In the past two fiscal years, the Company has spent an aggregate of $1.7 million on research and development.
         Most of the research and development funds were spent on the design, development, and qualification of the new SPACEHAB Double Module that is optimized to carry cargo. The first flight of the Double Module is currently scheduled for September 1996. The Company also performed research and development activities to enhance the basic capabilities of its module system with new features such as a video system switch, a digital television downlink capability, and an experiment data interface to save time for astronauts while they are conducting experiments inside SPACEHAB modules.
         In fiscal 1996, the Company initiated the development of a new module communications system that will be independent of the Space Shuttle's existing data downlink. Once implemented, researchers with experiments on a SPACEHAB mission will be able to have 24-hour, real-time monitoring and control of their experiment hardware from their laboratory anywhere in the world.
         In fiscal 1997, the Company plans to focus research and development efforts on the design of another SPACEHAB Double Module that will be designed to carry experiments. This module will be designed to be used to satisfy the Space Shuttle-based research requirements of NASA, the International Space Station partners, and industry beginning in 1998. Approximately $10 million has been budgeted for fiscal 1997 to bring the science Double Module to its critical design review.
         Additional research and development is planned in fiscal 1997 to expand the Company's product and service line to meet market requirements for low-cost unpressurized carriers for science and cargo. Approximately $1 million is planned for expenditures in fiscal 1997 to bring these carriers to their preliminary design reviews.

COMPETITION

         Currently, there are no other companies that compete directly with SPACEHAB by providing pressurized module services that are carried aboard the Space Shuttle. However, NASA has a government-owned and operated system, Spacelab, that does provide services that are similar to those provided by SPACEHAB modules.
         In the past, the Company has been selected by NASA to perform research and logistics missions primarily due to the greater flexibility, shorter payload integration period, and lower cost of the SPACEHAB module system compared to Spacelab. NASA, having decided to end the Spacelab program, scheduled the last Spacelab mission for March 1998.
         The Company's long-term strategy for growth is to provide research, logistics, infrastructure, and payload processing services to NASA and others during the International Space Station era. This strategy will require the Company to compete with companies such as Lockheed-Martin, The Boeing Company, and others who have existing NASA support contracts, greater financial resources and manufacturing capabilities, and larger marketing, sales and technical organizations than the Company. However, SPACEHAB's existing strategic relationships with McDonnell Douglas Aerospace, Alenia Spazio S.p.A., Mitsubishi Corporation, and Daimler-Benz A. G. may provide opportunities for teaming and partnerships that management believes will enable the Company to compete for market share.

BACKLOG

         All of the Company's revenue is generated from two contracts with NASA , which, similar to contracts with other agencies of the U.S. government, contain provisions for which NASA may terminate the agreement "for convenience." The Company's contracts with NASA are conditioned by their terms upon NASA receiving an adequate annual appropriation of funds from the United States Congress. Failure to receive funds from Congress or a withdrawal by Congress of prior appropriations would permit NASA to terminate its contracts with SPACEHAB "for convenience." For fiscal year 1996, both the U.S. Senate and House of Representatives have authorized and approved an annual appropriation of $14.3 billion for NASA and $1.8 billion for the International Space Station .

         It is anticipated that future revenue will be derived from contracts with entities other than agencies of the U.S. government which will not be subject to federal contract regulations such as termination "for convenience of the government" or federal government funding restrictions.

         As of June 30, 1996, the Company's contract backlog is estimated to be $92.3 million, of which $36.0 million represents funded backlog and $4.3 million represents non-U.S government contracts. In addition, the Company is awaiting notification, from NASA, on submitted unsolicited proposals for follow-on science missions. Estimated dollar amounts do not include 3 Mir option missions which have been awarded but for which the final price has not been negotiated. NASA has issued a contract modification in the amount of $3.5 million to allow the Company to begin work on the 3 Mir option missions during the period needed to complete price negotiations.

CERTAIN REGULATORY MATTERS

         The Company is subject to federal, state and local laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment. The Company believes its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to the Company. Compliance with environmental laws and regulations has not had in the past, and, the Company believes, will not have in the future, material effects on the capital expenditures, earnings, or competitive position of the Company.

EMPLOYEES

         As of June 30, 1996 the Company employed 25 employees, 8 of whom hold advanced degrees and nearly all of whom have extensive experience in both the space industry and/or governmental space agencies, with a special competence in commercial space and human space flight. The Company believes that it is competitive in hiring and retaining qualified personnel. None of the Company's employees are covered by collective bargaining agreements. Underlying all of SPACEHAB's efforts has been the dedication and skill of its personnel. The Company believes that the dedication of its employees is critical to its success and its relations with its employees are excellent.


ITEM 2.  PROPERTIES

         The Company's headquarters are located in an approximately 7,800 square-foot leased office space in Vienna, Virginia. Approximately 2,000 square-feet of additional, contiguous office space will become available to the Company on or about January, 1997. The term of the present lease expires on March 7, 2001. This facility houses SPACEHAB's 11 person executive management team. The Company also leases approximately 4,500 square feet of office space located near Johnson Space Center in Houston, Texas. The term of this lease expires on February 28, 1998. The Houston office houses the Company's 10 person operations management team.

         The Company's payload processing facility is contained in an approximately 40,000 square-foot plant located near the Kennedy Space Center in Cape Canaveral, Florida. The Company owns the building but leases the land upon which it was constructed. The payload processing facility has a prime work area of approximately 10,000 square-feet which is designed to accommodate the SPACEHAB Single and Double Modules, and also contains 11 secure experiment/payload integration and work areas from 300 square-feet to 1,000 square-feet each, two off-line modifications shops, a tool room, a stock room, and a conference/training room. The term of the lease for the land expires on August 6, 1998, and is renewable, at the option of the Company, for two successive five-year periods. Upon expiration of the land lease, all improvements on the property will revert at no cost to the lessor.

         The Company believes that its current facilities and equipment are generally well maintained and are in good condition and that its existing facilities and equipment are adequate for its present and foreseeable needs.


ITEM 3.  LITIGATION

         The Company is not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were voted upon during the final quarter of 1996.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock (the "Common Stock") trades on the NASDAQ National Market System under the symbol "SPAB". The stock has been publicly traded since December 22, 1995, the date of the closing of the Company's initial public offering. The high and low stock prices for fiscal 1996 are as follows:

                                           High             Low
                                           ----             ---
                 First Quarter             $12 1/4          $12
                 Second Quarter            $15 1/4          $11 3/4
                 Third Quarter             $16              $ 8 3/4


         The Company has never paid cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of its business, and therefore, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future.

         The Company has authorized 30,000,000 shares of Common Stock. At July 25, 1996, 11,069,237 shares of Common Stock were outstanding. The Company had approximately 1,500 shareholders of record of its Common Stock on June 30, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below are derived from the audited financial statements of SPACEHAB, Incorporated. This selected financial information should be read in conjunction with the Financial Statements of the Company and the notes thereto included elsewhere in this report.


                                                                                                    Nine Months
                                                                                                       Ended
                                                                Years Ended September 30,             June 30,
                                                  -------------------------------------------------------------
                                                       1992        1993        1994         1995       1996
                                                  -----------  ----------  ----------    ---------   ---------
                                                              (in thousands, except per share data)
Statement of Operations Data:
  Revenue(1)                                       $       -   $  42,467   $  43,800     $ 46,059    $ 56,397
  Costs of revenue                                     6,140      23,204      24,227       23,349      20,985
                                                  -----------  ----------  ----------    ---------   ---------
  Gross profit (loss)                                (6,140)      19,263      19,573       22,710      35,412
  Marketing, general and administrative expenses       8,317       7,906       5,064        3,816       4,056
  Research and development expenses                   11,459       3,076           -        1,600         100
                                                  -----------  ----------  ----------    ---------   ---------
  Operating income (loss)                           (25,916)       8,281      14,509       17,294      31,256
  Interest expense, net of capitalized
    amounts                                            3,983       4,209       4,863        1,365         699
  Net income (loss)                                 (29,840)       4,117       8,638(2)    15,809      29,829
  Net income (loss) per common share               $  (6.20)   $    0.62   $    1.30     $   2.37    $   3.21
  Shares used in computing net income (loss)
    per common share                                   4,811       6,650       6,660        6,671       9,303

Other Data:
  Cash provided by operations                      $  27,590   $  22,246   $  21,831     $ 26,838    $ 13,151
  Capital expenditures                                29,896      16,589          76        4,943       6,266

Balance Sheet Data (at period end):
  Working capital (deficit)                       $ (13,744)   $(31,066)   $(20,589)     $  7,192    $ 45,942
  Total  assets                                      100,727     118,083      95,261       86,701     129,709
  Long-term debt, excluding current portion           51,333      30,325      22,884       24,886      17,318
  Stockholders' equity (deficit)                    (34,511)    (29,894)    (21,184)      (1,715)      71,596






- --------------------
(1) The Company recognizes revenue upon the completion of each flight. Prior to the Company's first mission in June 1993, the Company was a development stage company and accordingly had no revenue for the year ended September 30, 1992.

(2) Includes an extraordinary loss of $934, net of taxes, relating to the write-off of unamortized deferred debt issuance costs, in conjunction with a refinancing and the retirement of debt on that date. The Company has not paid any dividends on the Common Stock since its inception.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         SPACEHAB was incorporated in 1984 to commercially develop space habitat modules to operate in the cargo bay of a Space Shuttle.

         The Company currently operates under two contracts with NASA, the CMAM Contract and the Mir Contract, with contract values of $184.1 million and $52.2 million, respectively. All of the Company's revenues for 1996 were generated from these two contracts.

         Revenue is comprised of payment for leasing lockers and/or volume within the SPACEHAB Modules and for the integration and operations support services provided to scientists and researchers responsible for the experiments and/or logistics supplies for flight. To date, revenue from lockers leased to customers other than NASA have included an amount for transportation charges which is paid to NASA and included in the Company's costs of revenue. In the future, the Company may incur such transportation charges associated with such revenues.

         The expenses associated with the operations of SPACEHAB are recorded differently based on the type of expense. Costs of revenue include integration and operations expenses associated with the performance of two types of efforts: (i) sustaining engineering in support of all missions under a contract and (ii) mission specific experiment support. Expenses associated with sustaining engineering are expensed as incurred. Mission specific expenses are recorded as an asset and expensed upon completion of each specific Space Shuttle mission and when the related revenue is recognized. Other costs of revenue include depreciation expense, which is allocated to each SPACEHAB Module ratably over a ten-year useful life. Flight-related insurance covering transportation of the SPACEHAB Modules from SPACEHAB's payload processing facility to the Space Shuttle, in-flight insurance and third-party liability insurance, to the extent incurred, are also included in costs of revenue and are recorded at the time a mission is flown. In addition, through a modification to the Mir Contract, the Company has entered into an agreement with NASA, in which NASA has agreed to indemnify the Company for up to $8.0 million in damages to a SPACEHAB Module during a Mir mission. In exchange for this coverage, the value of the Mir Contract has been reduced by $2.4 million. Marketing, general and administrative, interest, and other expenses are recognized when incurred.

         Revenue is recognized upon the successful completion of each mission and the return of SPACEHAB Modules carried aboard that Space Shuttle mission. The CMAM Contract, awarded in 1990, is for five missions and the Mir Contract, awarded in 1995, is for four missions plus three option missions. The three Mir option missions have been awarded but have not yet been negotiated. The policy to recognize revenue only after successful completion of each flight was adopted prior to the Company's completion of the development of the SPACEHAB Modules and before the Company had a history of demonstrated capability for successful completion of the contracted missions. Revenue will continue to be recognized for the existing CMAM and Mir Contracts, including options to these contracts, at the completion of each of the remaining missions. For new contract awards for which the capability to successfully complete the contract can be demonstrated at contract inception, revenue recognition under the percentage of completion method may be reported based on costs incurred over the period of contract performance.

         SPACEHAB's reported net income grew at a compound annual rate of 94% beginning with the completion of the Company's first mission in 1993 through completion of the fifth mission in the nine months ended June 30, 1996. This growth rate is not expected to continue at this historical level as a result of a variety of factors. First, the Company is continuing the research and development of new products that will be offered to NASA and other customers, including foreign governments and commercial users of the Space Shuttles and the International Space Station. These significant anticipated expenditures in research and development will be incurred over the next three years as SPACEHAB completes the design phase of these new assets. Secondly, sustaining engineering costs expensed as incurred under the CMAM Contract were higher in preparation for the initial missions than those expenses being incurred for the fourth and fifth missions. A similar pattern is being experienced under the Mir Contract, although to a lesser extent. The overall improved cost experience has put pressure on pricing to NASA for future missions carrying comparable payloads for microgravity space research and logistics on the Space Shuttles, which may impact future mission contract value.


RESULTS OF OPERATIONS

     In 1996 the Company elected to change its fiscal year end from September 30 to June 30. Financial information for 1996, therefore, reflects nine months of operations. Due to the Company's rate of growth and its contract schedule, information for fiscal 1996 has not been annualized.

Nine Months Ended June 30, 1996 as Compared to the Fiscal Year Ended September 30,1995

         Revenue. Revenue for the nine months ended June 30, 1996 increased 22.4% to $56.4 million, as compared with $46.1 million for fiscal year 1995. The results of operations for this new fiscal period include revenue for two missions completed during the quarter ended June 30, 1996. This revenue is attributable to the Company's completion in April 1996 of the first mission under the Mir Contract and the completion in June 1996 of the Company's fourth CMAM mission. During the fiscal year ended September 30, 1995, SPACEHAB completed one mission under the CMAM Contract, providing all of the revenue reported for fiscal year 1995.

         Costs of Revenue. Costs of revenue for the nine months ended June 30, 1996 decreased 10.1% to $21.0 million, as compared to $23.3 million for fiscal year 1995. Integration, operations and transportation expenses for each of the nine months ended June 30, 1996 and the fiscal year ended September 30, 1995 were $14.2 million. These amounts are approximately equal in absolute dollars but, when compared on a basis of nine months to twelve months, the fiscal 1996 cost is higher. First, mission specific costs of $8.4 million for the nine months ended June 30, 1996 supported two missions where mission specific costs of $8.2 million for the fiscal year ended September 30, 1995 supported only one. Second, sustaining engineering costs were $5.8 million in fiscal 1996 compared with $6.0 million in fiscal 1995. Total integration, operations and transportation costs were only marginally higher in 1996 even though they supported two flights, thereby reducing the cost per flight for sustaining engineering and reducing total cost per mission in fiscal 1996.

         Operating Expenses. Operating expenses for the nine months ended June 30, 1996 decreased 23.3% to $4.2 million, as compared to $5.4 million for fiscal year 1995. The decrease is primarily because the reporting period for fiscal 1996 was nine months and the reporting period for fiscal year 1995 was twelve months, coupled with a decrease in research and development expenses. There was $0.1 million incurred for research and development expense for the nine months ended June 30, 1996 as compared to $1.6 million for fiscal year 1995. The expenditures for fiscal 1995 were used in the development of the SPACEHAB Double Module which was required to perform the Mir Contract. Expenditures for research and development associated with the new SPACEHAB Double Module for microgravity and life sciences did not commence until July 1996. Marketing, general and administrative expenses for the nine months ended June 30, 1996 increased 6.3% to $4.1 million, as compared with $3.8 million during fiscal year 1995. Components of the increase in fiscal 1996 include increases in salaries and benefits of approximately $0.6 million for additional staff needed for business development and project management, offset by $0.4 million in expenses due to the shorter fiscal year.

         Interest Expense. Interest expense, net of capitalized amounts, for the nine months ended June 30, 1996 decreased 48.8% to $0.7 million from $1.4 million for fiscal year 1995, primarily due to substantially lower average revolving loan indebtedness under the Company's credit agreement (the "Credit

Agreement") for the nine months ended June 30, 1996. The lower average revolving loan indebtedness was a result of repayments by the Company during the nine months ended June 30, 1996 of $7.4 million on interest bearing debt. An amount outstanding of $5.5 million due to a group of insurance companies under the Credit Agreement during the nine months ended June 30, 1996 remained non-interest bearing.

         Interest Income. Interest income for the nine months ended June 30, 1996 increased to $1.2 million from $0.1 million due to the investment of approximately $40.0 million of the initial public offering proceeds in short term, low risk commercial paper and interest bearing cash accounts.

         Net Income. Net income for the nine months ended June 30, 1996 increased 88.7% to $29.8 million as compared to $15.8 million for fiscal year 1995. Income tax expense for these periods was $1.9 million and $0.2 million, respectively, due to the Company's use of available net operating loss carryforwards, offset by alternative minimum taxes. As of June 30, 1996, the Company had approximately $17.0 million of available net operating loss carryforwards expiring between 2006 and 2009 to offset future regular taxable income. Utilization of these net operating loss carryforwards may be subject to limitations in the event of significant changes in the stock ownership of the Company. There are no restrictions on transfers or sales of shares of Common Stock that would prevent such a change from occurring.

Fiscal 1995 as Compared to Fiscal 1994.

         Revenue. Revenue for fiscal year 1995 increased 5.3% to $46.1 million, as compared with $43.8 million for fiscal year 1994. This increase is attributable to the Company's completion in February 1995 of the third mission under the CMAM Contract, for which NASA leased 50 lockers, as compared with the completion in February 1994 of the second mission under the CMAM Contract, for which NASA leased 46 lockers. During fiscal year 1994, the Company also provided NASA with two additional lockers for which the Company received revenue only for integration and operations services.

         Costs of Revenue. Costs of revenue for fiscal year 1995 decreased 3.7% to $23.3 million, as compared to $24.2 million for fiscal year 1994. Integration, operations and transportation expenses for fiscal year 1995 decreased 6.0% to $14.2 million, as compared with $15.1 million during fiscal year 1994. This decrease is primarily attributable to a $1.0 million transportation charge the Company incurred during fiscal year 1994.

         Operating Expenses. Operating expenses for fiscal year 1995 increased 5.9% to $5.4 million, as compared to $5.1 million for fiscal year 1994. Research and development expenses for fiscal year 1995 were $1.6 million as compared with no research and development expenses for fiscal year 1994. This increase was the result of funds expended in connection with the development of the SPACEHAB Double Module for logistics and cargo use under the Mir Contract. The Company did not incur any research and development expense during fiscal year 1994 due primarily to the completion of the research and development requirements for the SPACEHAB Single Module and restrictions contained in a prior credit facility. Marketing, general and administrative expenses for fiscal year 1995 decreased 25.5% to $3.8 million, as compared with $5.1 million during fiscal year 1994. This decrease is primarily attributable to a $2.4 million insurance premium amortized by the Company during fiscal year 1994. Prior to fiscal 1994, the Company was required under the terms of a prior bank credit agreement to maintain insurance covering losses incurred by the Company resulting from non-appropriation of funds for the CMAM Contract. Premium payments for the insurance were paid through February 1994 and, as such, remaining unamortized costs were written-off as of December 1993 when the insurance policy was terminated in connection with the Company's 1993 refinancing. No such insurance was required by the Credit Agreement during fiscal year 1995. The decline in insurance expense was partially offset by an increase in salary expense during fiscal year 1995 as the Company hired additional employees.

         Interest Expense. Interest expense, net of capitalized amounts, for fiscal year 1995 decreased 71.4% to $1.4 million from $4.9 million for fiscal year 1994, primarily due to the amortization of bank financing fees and the write-off of remaining unamortized bank financing fees in conjunction with a 1993 refinancing in fiscal year 1994, and substantially lower average revolving loan indebtedness under the Credit Agreement in fiscal year 1995. The lower average revolving loan indebtedness was a result of repayments by the Company during fiscal years 1994 and 1995 and the reclassification of $21.5 million from revolving credit loans to a non-interest bearing term loan. The refinancing in fiscal year 1994 provided the Company with, among other things, a $21.5 million non-interest-bearing term loan from a group of insurance companies and a revolving line of credit from McDonnell Douglas. A portion of the proceeds from the non-interest-bearing term loan were used to repay outstanding indebtedness under the prior bank credit agreement which bore interest at a market rate.

         Net Income. Net income for fiscal year 1995 increased 83.7% to $15.8 million as compared to $8.6 million for fiscal year 1994. The fiscal year 1994 period includes an extraordinary loss of $0.9 million as a result of the write-off of unamortized deferred debt issuance costs in conjunction with the refinancing. Income tax expense for these periods was minimal due to the Company's use of available net operating loss carry-forwards.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its capital expenditures, research and development and working capital requirements through progress payments under both the CMAM Contract and the Mir Contract, investments received in private and public equity offerings and borrowings under credit facilities. On December 21, 1995, SPACEHAB completed an initial public offering of 3,750,000 shares of Common Stock (the "Offering"). On January 21, 1996 the Underwriters exercised their over allotment option for an additional 264,500 shares of Common Stock. The Offering provided proceeds, net of offering costs, of approximately $43.3 million.

         Cash Flows From Operating Activities. Cash provided by operations for fiscal years 1994, 1995 and the nine months ended June 30, 1996 were $21.8 million, $26.8 million, and $13.2 million, respectively. Under both the CMAM Contract and the Mir Contract, progress payments are structured such that expenses incurred under these contracts are billed to NASA. NASA makes progress payments under the CMAM Contract on specified dates for specified amounts. Progress payments under the Mir Contract are billed to NASA monthly at 95% of the costs incurred in the prior month. Revenue in the amount of $7.7 million remains to be recorded under the CMAM Contract. However, net cash flow remaining under this contract is estimated to be only approximately $1.1 million. Due to proposed research and development activities in fiscal year 1997, the Company expects that net cash flow will be used in operating activities during fiscal year 1997.

         Cash Flows Used in Investing Activities. For fiscal years 1994, 1995, and the nine months ended June 30, 1996, cash flows used in investing activities consisted only of capital expenditures of $0.1 million, $4.9 million, and $6.3 million, respectively. Substantially all of the expenditures prior to fiscal year 1995 were for the construction and the development of two SPACEHAB Single Modules. Expenditures during fiscal year 1995 and the nine months ended June 30, 1996 were for (i) the development and construction of a tunnel and an adapter ring to be used in conjunction with the SPACEHAB Double Module and (ii) structural upgrade work performed on the SPACEHAB structural test article so that it can be attached to an existing SPACEHAB Single Module to form a SPACEHAB Double Module. The Company invested a total of $11.9 million in the development and construction of the SPACEHAB Double Module during fiscal years 1995 and the nine months ended June 30, 1996.

         The Company also anticipates additional expenditures of approximately $13.3 million for capital asset additions over the next twelve months. Of this amount, the Company plans to use (i) $9.0 million to begin construction of an additional aft module segment, fully outfitted for science, to be joined with an existing SPACEHAB Single Module to form an additional SPACEHAB Double Module to support science follow-on missions in 1998; (ii) $0.9 million to expand the size of the SPACEHAB payload processing facility; (iii) $1.0 million to selectively acquire complementary businesses, engineering facilities and hardware; and (iv) $2.4 million to enhance the Logistics Double Module to increase its load capacity. In addition, the Company anticipates, over the next twelve months, investing $1.0 million in an incubator opportunity to develop products stemming from microgravity research. The Company expects to continue funding any additional capital expenditures or working capital requirements from the remaining proceeds of the Offering, internally generated cash flow from progress payments under contracts and through future debt and/or equity offerings.

         Cash Flows From Financing Activities. For fiscal years 1994, 1995, and the nine months ended June 30, 1996, cash flow provided (used) by financing activities were ($20.9) million, ($16.2) million, and $36.9 million respectively.

         On August 20, 1996, the Credit Agreement was amended and restated. Under this amendment, the revolving credit commitment from McDonnell Douglas was canceled. In addition, in exchange for the full satisfaction of two term loans owed to a group of insurance companies, the Company paid $2.5 million to said companies at closing and agreed to pay an additional $2.0 million under a new non-interest bearing term loan. The new term loan is due in installments of $0.5 million in each of August 1997 and 1998, and $0.333 million in each of August 1999, 2000, and 2001. Under this new agreement all prior liens and encumbrances on the Company's assets and all prior restrictive covenants have been released.

         The Company believes that its available cash and cash equivalents will be sufficient to meet its cash flow deficit from operations and meet other funding requirements for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ("Statement 121"). Statement 121 will require that the Company review its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. To the extent that the future cash inflows expected to be generated from an asset are less than the related future cash outflows an impairment loss is recognized based on the difference between the asset's carrying amount and its fair market value. The Company is required to adopt Statement 121 during the year ending June 30, 1997. In the opinion of the management of the Company, the adoption of Statement 121 will not have a material impact on the Company's financial condition or results of operations.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("Statement 123"). Under Statement 123, the Company may elect, but is not required, to adopt a fair value approach to accounting for stock-based awards granted to employees. The Company is required to adopt Statement 123 as of July 1, 1996. The Company does not expect to implement the fair value methodology of Statement 123, although certain pro forma disclosures will be required beginning with the Company's fiscal 1997 financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





INDEPENDENT AUDITORS' REPORT


The Board of Directors
SPACEHAB, Incorporated:

We have audited the accompanying balance sheets of SPACEHAB, Incorporated as of September 30, 1995 and June 30, 1996, and the related statements of income, stockholders' equity (deficit), and cash flows for the years ended September 30, 1994 and 1995 and the nine months ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPACEHAB, Incorporated as of September 30, 1995 and June 30, 1996, and the results of its operations and its cash flows for the years ended September 30, 1994 and 1995 and the nine months ended June 30, 1996, in conformity with generally accepted accounting principles.


                                               KPMG Peat Marwick LLP



Washington, D.C.
August 5, 1996, except as to note 4
    which is as of August 20, 1996

SPACEHAB, INCORPORATED

Balance Sheets



===================================================================================================================

                                                                               September 30,              June 30,
ASSETS                                                                                  1995                  1996
- -------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                                $      7,041,020            50,795,548
   Receivable from NASA (note 8)                                                   5,565,092             5,445,765
   Prepaid expenses                                                                   52,974               184,660
- -------------------------------------------------------------------------------------------------------------------

Total current assets                                                              12,659,086            56,425,973
- -------------------------------------------------------------------------------------------------------------------

Property and equipment:
   Flight modules                                                                 82,564,169            94,477,790
   Module improvements in progress                                                 6,081,081                     -
   Payload processing facility                                                     3,174,802             3,384,667
   Furniture, fixtures and equipment                                                 391,111               615,036
- -------------------------------------------------------------------------------------------------------------------

                                                                                  92,211,163            98,477,493

Less accumulated depreciation and amortization                                   (21,599,797)          (27,987,042)
- -------------------------------------------------------------------------------------------------------------------

Property and equipment, net                                                       70,611,366            70,490,451
- -------------------------------------------------------------------------------------------------------------------

Deferred mission costs                                                             3,150,689             2,705,422
Other assets, net                                                                    280,259                86,769
- -------------------------------------------------------------------------------------------------------------------

                                                                            $     86,701,400           129,708,615
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
- -------------------------------------------------------------------------------------------------------------------

Current liabilities:
   Loan payable under credit agreement, current portion (note 4)            $        120,000             2,500,000
   Accounts payable and accrued expenses                                           1,277,412             3,270,882
   Accrued consulting and subcontracting services due to
     McDonnell Douglas                                                             4,069,980             4,712,733
- -------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                          5,467,392            10,483,615

Loans payable under credit agreement, net of current portion (note 4)             14,657,373             6,179,062
Notes payable to shareholder (note 5)                                              9,116,828             9,968,503
Convertible note payable (note 6)                                                  1,111,321             1,170,338
Deferred flight revenue                                                           58,063,296            30,311,227
- -------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                 88,416,210            58,112,745
- -------------------------------------------------------------------------------------------------------------------

Commitments (notes 12 and 13)

Stockholders' equity (deficit) (notes 9 and 10):
   Convertible preferred stock, no par value, authorized 4,230,000 shares,
      issued and outstanding, 4,011,345 and 0 shares, respectively                 2,310,670                     -
   Common stock, no par value, authorized 30,000,000 shares, issued and
      outstanding 5,083,427 and 11,069,237 shares, respectively                   34,070,094            79,862,700
   Additional paid-in capital                                                         16,299                16,299
   Accumulated deficit                                                           (38,111,873)           (8,283,130)
- -------------------------------------------------------------------------------------------------------------------

Total stockholders' equity (deficit)                                              (1,714,810)           71,595,869
- -------------------------------------------------------------------------------------------------------------------

                                                                            $     86,701,400           129,708,614
===================================================================================================================

See accompanying notes to financial statements.

SPACEHAB, INCORPORATED

Statements of Income


===============================================================================================================================

                                                                         Years ended September 30,
                                                                -----------------------------------------    Nine months ended
                                                                         1994                       1995         June 30, 1996
                                                                ---------------------------------------------------------------
Revenue                                                         $   43,799,560                46,059,000            56,397,000
- -------------------------------------------------------------------------------------------------------------------------------

Costs of revenue:
   Integration, operations and transportation                       15,115,685                14,155,419            14,220,334
   Depreciation                                                      8,256,417                 8,256,417             6,192,313
   Insurance                                                           854,610                   937,250               572,500
- -------------------------------------------------------------------------------------------------------------------------------

Total costs of revenue                                              24,226,712                23,349,086            20,985,147
- -------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                        19,572,848                22,709,914            35,411,853
- -------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Marketing, general and administrative                             5,063,530                 3,815,536             4,055,680
   Research and development                                                  -                 1,600,000               100,000
- -------------------------------------------------------------------------------------------------------------------------------

Total operating expenses                                             5,063,530                 5,415,536             4,155,680
- -------------------------------------------------------------------------------------------------------------------------------

Income from operations                                              14,509,318                17,294,378            31,256,173

Interest expense and amortization of debt issuance costs,
   net of capitalized interest (note 3)                             (4,863,332)               (1,364,520)             (698,997)
Interest and other income, net                                          32,905                   114,662             1,183,462
- -------------------------------------------------------------------------------------------------------------------------------

Net income before income taxes                                       9,678,891                16,044,520            31,740,638

Income tax expense (note 11)                                           106,473                   235,664             1,911,895
- -------------------------------------------------------------------------------------------------------------------------------

Net income before extraordinary item                                 9,572,418                15,808,856            29,828,743

Extraordinary item - loss on debt extinguishment (note 2)              934,381                         -                     -
- -------------------------------------------------------------------------------------------------------------------------------

Net income                                                      $    8,638,037                15,808,856            29,828,743
===============================================================================================================================

Net income per common and common equivalent share:
   Net income before extraordinary item                         $         1.44                      2.37                  3.21
   Extraordinary item                                                    (0.14)                        -                     -
- -------------------------------------------------------------------------------------------------------------------------------

                                                                $         1.30                      2.37                  3.21
===============================================================================================================================

Shares used in computing net income per common and
   common equivalent share                                           6,659,572                 6,671,346             9,303,487
===============================================================================================================================

See accompanying notes to financial statements.

SPACEHAB, INCORPORATED

Statements of Stockholders' Equity (Deficit)



===================================================================================================================================

                                                                          Convertible
                                                                       preferred stock                       Common stock
                                                              --------------------------------    ---------------------------------
                                                                 Shares               Amount         Shares                Amount
- -----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1993                                  3,999,345         $  2,298,670      4,883,427         $  30,350,094

   Common stock issued upon stock option exercises                     -                    -         25,000                60,000
   Preferred stock issued to consultant                           12,000               12,000              -                     -
   Net income                                                          -                    -              -                     -
- -----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1994                                  4,011,345            2,310,670      4,908,427            30,410,094

   Common stock issued upon stock option exercises                     -                    -         25,000                60,000
   Common stock issued in private placement (note 9)                   -                    -        150,000             3,600,000
   Net income                                                          -                    -              -                     -
- -----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1995                                  4,011,345            2,310,670      5,083,427            34,070,094

   Common stock issued upon stock option exercises                     -                    -         75,000               180,000
   Common stock issued in public offering, net of
      expenses (note 9)                                                -                    -      4,014,500            43,301,936
   Common stock issued upon conversion
      of preferred stock (note 9)                             (4,011,345)          (2,310,670)     1,671,312             2,310,670
   Common stock issued in private placement
      guarantee (note 9)                                               -                    -        224,998                     -
   Net income                                                          -                    -              -                     -
- -----------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1996                                               -         $          -     11,069,237         $  79,862,700
===================================================================================================================================

==============================================================================================================================

                                                                      Additional                                       Total
                                                                        paid-in          Accumulated           Stockholders'
                                                                        capital              deficit        equity (deficit)
- ------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1993                                       $     16,299        $ (62,558,766)       $   (29,893,703)

   Common stock issued upon stock option exercises                             -                    -                 60,000
   Preferred stock issued to consultant                                        -                    -                 12,000
   Net income                                                                  -            8,638,037              8,638,037
- ------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1994                                             16,299          (53,920,729)           (21,183,666)

   Common stock issued upon stock option exercises                             -                    -                 60,000
   Common stock issued in private placement (note 9)                           -                    -              3,600,000
   Net income                                                                  -           15,808,856             15,808,856
- ------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1995                                             16,299          (38,111,873)            (1,714,810)

   Common stock issued upon stock option exercises                             -                    -                180,000
   Common stock issued in public offering, net of
      expenses (note 9)                                                        -                    -             43,301,936
   Common stock issued upon conversion
      of preferred stock (note 9)                                              -                    -                      -
   Common stock issued in private placement
      guarantee (note 9)                                                       -                    -                      -
   Net income                                                                  -           29,828,743             29,828,743
- ------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1996                                          $       16,299        $  (8,283,130)       $    71,595,869
==============================================================================================================================

See accompanying notes to financial statements.

SPACEHAB, INCORPORATED

Statements of Cash Flows



==================================================================================================================================

                                                                              Years ended September 30,
                                                                         ------------------------------------  Nine months ended
                                                                                1994                    1995       June 30, 1996
- ----------------------------------------------------------------------------------------------------------------------------------
Cash flows provided by operating activities:
   Net income                                                          $   8,638,037           $  15,808,856       $  29,828,743
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization                                     8,482,149               8,489,642           6,387,245
         Amortization of financing fees                                      826,423                       -                   -
         Loss on debt extinguishment                                         934,381                       -                   -
         Payment of operating expenses with preferred stock                   12,000                       -                   -
         Interest converted to notes payable                                  64,219               1,480,772           1,424,513
         Changes in assets and liabilities:
            Decrease (increase) in accounts receivable                             -              (5,565,092)            119,327
            Decrease (increase) in prepaid expenses                        2,464,358                  (9,360)           (131,686)
            Decrease (increase) in deferred mission costs                   (385,591)                251,494             445,267
            Decrease (increase) in patent rights and other assets              9,628                (227,872)            193,490
            Increase (decrease) in deferred flight revenue                  (595,560)              3,955,856         (27,752,069)
            Increase (decrease) in accounts payable and
               accrued expenses                                               43,531                 674,600           1,993,470
            Increase (decrease) in accrued consulting
               and subcontracting services                                 1,337,869               1,978,940             642,753
- ----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                 21,831,444              26,837,836          13,151,053
- ----------------------------------------------------------------------------------------------------------------------------------

Cash flows used by investing activities - purchase of
   property and equipment                                                    (75,556)             (4,942,876)         (6,266,330)
- ----------------------------------------------------------------------------------------------------------------------------------

Cash flows used by financing activities:
   Proceeds from note payable to banks                                     1,500,000                       -                   -
   Payment of note payable to banks                                      (43,850,000)                      -                   -
   Proceeds from note payable to insurers                                 21,500,000                 150,000                   -
   Payment of note payable to insurers                                             -              (9,707,045)         (3,854,079)
   Proceeds from note payable to shareholder                              15,695,724              11,229,054           7,358,661
   Payment of note payable to shareholder                                (15,800,000)            (21,537,965)        (10,116,713)
   Proceeds from exercise of stock options                                    60,000                  60,000             180,000
   Proceeds from issuance of common stock, net of expenses                         -               3,600,000          43,301,936
- ----------------------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by financing activities                         (20,894,276)            (16,205,956)         36,869,805
- ----------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                    861,612               5,689,004          43,754,528

Cash and cash equivalents at beginning of year                               490,404               1,352,016           7,041,020
- ----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                               $   1,352,016           $   7,041,020       $  50,795,548
==================================================================================================================================

See accompanying notes to financial statements.

SPACEHAB, INCORPORATED

Notes to Financial Statements

================================================================================


  (1)    DESCRIPTION OF THE COMPANY

         SPACEHAB, Incorporated (the Company) is the first company to commercially develop, own and operate habitable modules that provide space-based laboratory research facilities and cargo services aboard the U.S. Space Shuttle system. The Company currently owns and operates two pressurized laboratory modules which significantly enhance the capabilities of the Space Shuttle fleet. The Company's modules are unique to the U.S. Space Shuttle.

         To date, the Company has successfully completed five missions aboard the Space Shuttle and substantially all of the Company's revenue has been generated under contracts with NASA. The Company's contracts are subject to periodic funding allocations by NASA. NASA's funding is dependent on receiving annual appropriations from the United States Government.


  (2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         FISCAL YEAR

         Effective October 1, 1995, the Company changed its fiscal year-end from September 30 to June 30. Accordingly, the accompanying financial statements present the Company's results of operations for the years ended September 30, 1994 and 1995 and for the nine months ended June 30, 1996.

         CASH AND CASH EQUIVALENTS

         For purposes of its statements of cash flows, the Company considers short-term investments with original maturities of 3 months or less to be cash equivalents. The Company intends to hold all of these investments to maturity and as such are recognized at cost plus accrued interest. As of June 30, 1996, the Company's short-term investments included approximately $35.0 million invested in Federal government agencies and treasury securities. Additionally, the Company had approximately $6.0 million invested in commercial paper. The amortized cost of such investments approximates market value.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. The Company's flight modules are depreciated over a ten-year period using the straight-line method. All furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets. The payload processing facility is amortized using the straight-line method over the term of the land lease.

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of (Statement 121). Statement 121 will require that the Company review its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the undiscounted future cash flows expected to be generated from an asset are less than the carrying amount of the asset, an impairment loss is recognized based on the difference between the asset's carrying amount and its fair market value. The Company is required to adopt Statement 121 during the year ending June 30, 1997. In the opinion of management of the Company, the adoption of Statement 121 will not have a material impact on the Company's financial condition or results of operations.

SPACEHAB, INCORPORATED

Notes to Financial Statements

================================================================================


  (2)    CONTINUED

         DEFERRED MISSION COSTS

         Deferred mission costs are expenses directly related to specific missions which are recognized as cost of revenue as the respective missions are completed.

         DEBT ISSUANCE COSTS

         Debt issuance costs associated with the note payable to the banks were deferred and amortized using the effective interest method through December 29, 1993, the date of the refinancing (note 4). The unamortized deferred debt issuance costs associated with the note payable to the banks were written off as of that date, and recognized as an extraordinary loss in the statement of income for the year ended September 30, 1994.

         REVENUE RECOGNITION

         Revenue is recognized upon completion of each flight. Total contract price is allocated to each flight based on the amount of services the Company provides on the flight relative to the total services provided for all flights under contract. Obligations associated with a specific mission, e.g., integration services, are also recognized upon completion of the mission.

         RESEARCH AND DEVELOPMENT

         Research and development costs are expensed as incurred.

         INCOME TAXES

         The Company recognizes income taxes under the asset and liability method of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement 109). Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         NET INCOME PER SHARE

         Income per common and common equivalent share is calculated by dividing net income by the weighted average number of common and common equivalent shares, to the extent dilutive, during the period. Common stock equivalents are comprised of common stock options and warrants and convertible preferred stock. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4:D, stock issued and stock options granted during the 12-month period preceding the date of the Company's initial public offering have been included in the calculation of weighted average shares of common and common equivalent shares outstanding for all periods through the date of the initial public offering using the treasury stock method, based on the initial public offering price per share (note 9).

SPACEHAB, INCORPORATED

Notes to Financial Statements


================================================================================


  (2)    CONTINUED

         The computation of income per common and common equivalent share, assuming full dilution, includes all other common stock that potentially may be issued as a result of conversion privileges, including the convertible note payable (note 6). Any reduction of less than 3 percent in the aggregate has not been considered dilutive in the presentation of income per common share, assuming full dilution.

         All computations of income per common share include the effect of the 1 for 2.4 reverse split of common stock (note 9).

         ACCOUNTING ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from these estimates.

         RECLASSIFICATIONS

         Certain 1994 and 1995 amounts have been reclassified to conform to the 1996 financial statement presentation.


  (3)    STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION

         The Company exercised its option under the Space Systems Development Agreement (SSDA) with NASA to defer certain progress payments prior to the termination of such contract in fiscal 1995 (note 8). Progress payments of $8,940,079 were deferred by the Company during the year ended September 30, 1994.

         Cash paid for interest costs was approximately $3,900,000, $513,000 and $264,000 for the years ended September 30, 1994 and 1995, and the nine months ended June 30, 1996, respectively. The Company capitalized interest of approximately $262,000 and $766,000 during the year ended September 30, 1995 and the nine months ended June 30, 1996, respectively, to the module improvements in progress. No amounts were capitalized during the year ended September 30, 1994.

         The Company paid $35,125, $140,456 and $239,154 for income taxes during the years ended September 30, 1994 and 1995 and the nine months ended June 30, 1996, respectively.

         As of the date of the refinancing (note 4), the Company converted $13,105,900 of accrued consulting and subcontracting services to a loan payable under credit agreement.

SPACEHAB, INCORPORATED

Notes to Financial Statements


================================================================================


  (4)    LOANS PAYABLE UNDER CREDIT AGREEMENT

         During 1991, the Company entered into a revolving credit agreement with a group of banks. Under this agreement, the Company had an original commitment from the banks for $64 million which was reduced in accordance with the agreement to $46 million as of October 1, 1993. Each borrowing under this original revolving credit agreement bore interest at the Company's choice of either the London Interbank Offered Rate (LIBOR) plus 3 percent, or the greater of the prime rate plus 2 percent or the federal funds rate plus 2.5 percent. The rates on borrowings outstanding from October 1, 1991 to December 29, 1993, the date of the refinancing discussed below, ranged from 6.125 percent to 8 percent.

         Borrowings under the original revolving credit agreement were secured by all assets and cash proceeds from contracts of the Company. The Company was restricted by the terms of the agreement from certain transactions, including the payment of dividends. Under the terms of the original agreement, the Company was also required to obtain certain insurance against events which could terminate the Spacehab program. The Company obtained the required insurance from a group of insurance companies, with the group of banks as named beneficiaries.

         On December 29, 1993, the Company entered into an amended and restated credit agreement between the Company, the insurance companies, and McDonnell Douglas Corporation (McDonnell Douglas), a shareholder, pursuant to which the insurance companies provided the Company with a $21,500,000 noninterest-bearing term loan. This refinancing resulted in the recognition of no gain or loss. The proceeds of the term loan were used to extinguish all debts to the group of banks under the original revolving credit agreement, pay McDonnell Douglas $2,000,000 for accrued consulting and subcontracting services, and provide working capital for the Company. Prior to the $2,000,000 payment on December 29, 1993, the Company was obligated for accrued consulting and subcontracting services to McDonnell Douglas for a total of $15,105,900. As of December 29, 1993, the remaining amounts due to McDonnell Douglas were converted to amounts due under a new revolving credit agreement, bearing interest at l percent per month. At the option of the Company, McDonnell Douglas' subsequent monthly invoices for services rendered under the CMAM construction and integration and operations contracts could be added to the outstanding balance under the revolving line of credit, up to a maximum of $19,500,000 through December 31, 1994, and a maximum of $9,000,000 thereafter until maturity on December 31, 1996.

         Under the amended and restated credit agreement, the Company was required to pay the insurance companies all amounts appropriated by Congress and allocated by NASA to the CMAM contract (note 8) in excess of $21,626,000 and $2,253,000 during the years ended September 30, 1995 and 1996, respectively; remaining amounts due under the term loan were due no later than September 30, 2001.

         In July 1995, the credit agreement was further amended, such that the term loan with the insurance companies was segregated into two new term loans: a $6,458,000 term loan bearing interest at 1 percent per month due no later than August 31, 1998 (Tranche A Term Loan), and a $5,495,000 noninterest-bearing term loan due no later than August 31, 2001 (Tranche B Term Loan).

SPACEHAB, INCORPORATED

Notes to Financial Statements

================================================================================



  (4)    CONTINUED

         As a result of the July 1995 amendment, the revolving credit agreement with McDonnell Douglas was extended, with a maximum amount outstanding of $9,000,000 through December 31, 1995, and a maximum of $6,000,000 thereafter through maturity on December 31, 1998. Amounts outstanding bore interest at the rate of 1 percent per month. Under this amendment, the Company had the option to add McDonnell Douglas' monthly invoices for services rendered under the Mir construction and integration and operations contracts (note 13), as well as the CMAM integration and operations contract up to the available maximum borrowing amount. As of September 30, 1995, the revolving credit loan due McDonnell Douglas had an outstanding balance of $2,692,713.

         With respect to the Tranche A Term Loan, the Company was required to repay a minimum principal amount of $10,000 per month. Accordingly, $120,000 was classified as current in the accompanying balance sheet as of September 30, 1995. As of September 30, 1995, the Tranche A Term Loan had an aggregate outstanding balance of $6,589,660. During the nine months ended June 30, 1996 and in accordance with the terms of the credit agreement, an aggregate of 15 percent of the net proceeds from the Company's initial public offering (note 9) were used to repay pro rata the then outstanding balances of the revolving credit loan and the Tranche A Term Loan. As of June 30, 1996, the Tranche A Term Loan had an outstanding balance of $3,179,000, and no amounts were outstanding under the revolving credit loan due to McDonnell Douglas.

         In August 1996, the credit agreement was again amended and restated. Under this amendment, the revolving credit commitment from McDonnell Douglas was canceled. In exchange for the full satisfaction of the Tranche A Term Loan and the Tranche B Term Loan, the Company paid the insurance companies $2,500,000 and agreed to pay an additional $2,000,000 under a new noninterest-bearing term loan. The new term loan is due in installments of $500,000 on each of August 1, 1997 and 1998, and $333,333 on each of August 1, 1999, 2000 and 2001.

         Aggregate interest cost incurred on the debts due under the credit agreement was approximately $1,500,000, $524,000 and $561,000 for the years ended September 30, 1994 and 1995 and the nine months ended June 30, 1996, respectively.


  (5)    NOTES PAYABLE TO SHAREHOLDER

         The Company issued subordinated notes for a portion of the amount due to Alenia Spazio S.p.A. (Alenia), a shareholder, under a previously completed construction contract for the Company's flight modules.
         Such notes had an aggregate outstanding balance of $9,116,828 and $9,968,503 at September 30, 1995 and June 30, 1996, respectively. The notes bear interest at an annual rate of 12 percent, compounded quarterly, with all accrued interest payable 45 days after the first mission under the CMAM contract and semiannually thereafter. However, during the year ended September 30, 1995, Alenia agreed to defer the payment of interest and principal until November 1998. Principal on the notes is due at the earlier of 45 days after the seventh launch under the Mir contract or June 15, 1997; however, no amount of principal on the notes is due until all amounts under the amended and restated credit agreement (note 4) are repaid. Interest cost incurred on the notes to Alenia was approximately $970,000, $1,017,000 and $846,000 for the years ended September 30, 1994 and 1995 and the nine months ended June 30, 1996, respectively.

SPACEHAB, INCORPORATED

Notes to Financial Statements


================================================================================


  (6)    CONVERTIBLE NOTE PAYABLE

         On August 12, 1992, the Company issued a subordinated promissory note to an investment bank in the amount of $900,000, carrying interest at LIBOR plus 3 percent, and maturing six months after the payment of all other indebtedness due under the amended and restated credit agreement and the subordinated notes to Alenia. Through June 30, 1996, the Company had elected to defer the payment of interest under the note, which interest has been converted to additional outstanding principal. The note had an amount outstanding of $1,111,321 and $1,170,338 at September 30, 1995 and June 30, 1996, respectively. The original principal amount of the note may be converted at the option of the holder into common stock of the Company, at a conversion rate of $12.00 per share, at any time prior to maturity.

         Interest cost incurred on this subordinated promissory note was approximately $64,000, $82,000 and $58,000 for the years ended September 30, 1994 and 1995 and the nine months ended June 30, 1996, respectively.


  (7)    FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of June 30, 1996 in accordance with Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments.

                                                    June 30, 1996
                                              ------------------------
                                                 Carrying      Fair
                                                   amount     value
- ----------------------------------------------------------------------
Financial liabilities:
  Loans payable under credit agreement          $8,679,062  3,946,000
  Note payable to shareholder                    9,968,503  9,968,503
  Convertible note payable                       1,170,338  1,170,338
======================================================================


         The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities, and taking into consideration the terms of the August 1996 amended and restated credit agreement (note 4). The carrying amounts of cash and cash equivalents, short-term investments, receivable from NASA and accounts payable and accrued expenses approximate their fair market value because of the relatively short duration of these instruments.

SPACEHAB, INCORPORATED

Notes to Financial Statements


================================================================================


  (8)    NASA CONTRACTS

         COMMERCIAL MIDDECK AUGMENTATION MODULE CONTRACT

         On November 30, 1990, NASA and the Company entered into the Commercial Middeck Augmentation Module contract (CMAM) to lease to the U.S. government a portion of the middeck augmentation modules and related integration services at an aggregate firm fixed price of $184,236,000 over six missions. During the year ended September 30, 1994, the terms of the CMAM contract were amended to reduce the number of missions from six to five, although the total locker space leased by NASA and the contract value remained the same.

         NASA has agreed to pay the Company progress payments based on achieving certain integration milestones. During the years ended September 30, 1994 and 1995, and the nine months ended June 30, 1996, NASA made progress payments of $43,204,000, $35,377,000, and $8,857,000, respectively, to the Company.

         During the years ended September 30, 1994 and 1995, and the nine months ended June 30, 1996, the Company recognized $43,799,560, $46,059,000, and 45,634,000, respectively, of revenue under the CMAM contract.

         MIR SPACE STATION CONTRACT

         On July 14, 1995, NASA and the Company completed final negotiations to lease the Company's flight modules and provide related integration services over four missions to the Russian Space Station Mir during 1996 and 1997, at an aggregate firm fixed price of $53,980,000.
         During December 1995, the contract was amended whereby the contract price was reduced to $52,128,800 in exchange for the indemnification by NASA of certain damage to or loss of the modules during flight.

         NASA pays the Company progress payments on a monthly basis. During the year ended September 30, 1995 and the nine months ended June 30, 1996, the Company received $9,072,764 and $19,907,258, respectively, from NASA relating to the contract.

         During the nine months ended June 30, 1996, the Company recognized $10,772,000 of revenue under the contract relating to completion of the first contract mission. As of June 30, 1996, the Company had $3,724,476 of progress billings outstanding from NASA and $1,721,289 of unbilled retainages due from NASA. All of these amounts are expected to be collected within the next 12 months.

         SPACE SYSTEMS DEVELOPMENT AGREEMENT

         On August 11, 1988, the Company and NASA executed the SSDA, pursuant to which NASA agreed to provide launch and associated transportation services for the first eight missions of the Company's Space Shuttle middeck augmentation modules. The terms of the SSDA were amended at various times through September 30, 1994.

         During the year ended September 30, 1995, the terms of the SSDA were further amended incorporating new launch dates for the remaining CMAM missions and eliminating approximately $18,200,000 of previously accrued deferred launch costs and associated interest charges. Under the terms of the amended SSDA, launches five through eight and all associated transportation charges to the Company were deleted. As of June 30, 1996, the SSDA has expired.

SPACEHAB, INCORPORATED

Notes to Financial Statements


================================================================================


  (8)    CONTINUED

         During the year ended September 30, 1994, the Company incurred and paid approximately $1,039,000 to NASA under the SSDA relating to the first and second missions, respectively, which costs are included in costs of revenue in the accompanying statements of income. During the year ended September 30, 1995 and the nine months ended June 30, 1996, the Company incurred no transportation costs related to CMAM missions three and four, as these missions were dedicated to U.S. government use.


  (9)    STOCKHOLDERS' EQUITY

         INITIAL PUBLIC OFFERING

         In December 1995 and January 1996, the Company sold, through an underwritten initial public offering, 4,014,500 common shares at $12.00 per share, which resulted in net proceeds to the Company of approximately $43,300,000 after associated commissions and discounts, and other expenses of the offering.

         REVERSE STOCK SPLIT

         Prior to the initial public offering, on December 11, 1995, the Company's Board of Directors effected a 1 for 2.4 reverse split of common stock whereby each 2.4 shares of existing common stock were exchanged for one share of common stock. All share and per share data appearing in the financial statements and notes thereto have been retroactively adjusted for this reverse split.

         PRIVATE EQUITY PLACEMENT

         During August 1995, the Company completed the sale of 150,000 shares of its common stock to five investors for an aggregate price of $3,600,000. The terms of sale included a guarantee by the Company that in the event of the completion of an initial public offering prior to December 31, 1996, the investors would realize no less than a 25 percent premium on their investment based on the initial offering price. In the event that the minimum premium was not realized, the Company had the option to pay to the investors the difference between the initial public offering price and the guaranteed minimum price in cash or additional shares of common stock. Based on the initial public offering price, the Company opted to issue an aggregate of 224,998 common shares to the investors in settlement of the guarantee.

         CONVERTIBLE PREFERRED STOCK

         As a result of the initial public offering of the Company's common stock, all of the Company's preferred stock was automatically converted into common stock on a 2.4 for 1 common share basis upon the effective date of the offering in accordance with the terms of the preferred stock.

SPACEHAB, INCORPORATED

Notes to Financial Statements


================================================================================


 (10)    COMMON STOCK OPTIONS AND WARRANTS


         The Company provides grants of either incentive or non-qualified stock options to employees and members of the Board of Directors. Prior to the adoption of the 1994 Stock Incentive Plan (the 1994 Plan), stock options granted to the Company's officers and employees were part of their employment contract or offer. The number and price of the options granted was defined in the employment agreements and such options vest over a period of years. Under the 1994 Plan, the number and price of the options granted to employees is determined by the Board of Directors and such options vest incrementally over a period of four years and expire no more than ten years after the date of grant.

         Under the Directors' Stock Option Plan (the Directors' Plan), each nonemployee member of the Board of Directors is annually granted options to purchase 5,000 shares of common stock at exercise prices equal to the fair market value at the date of grant. Options under the Directors' Plan vest after one year and expire seven years from the date of grant.

         The following summarizes all option activity for the periods presented:

                          Number of shares     Exercise price
                        underlying options          per share  Exercisable
- -----------------------------------------------------------------------------
Outstanding September 30,         659,909     $  2.40 - 12.00      543,248

Grants                            301,027       12.00 - 24.00
Exercised                          25,000                2.40
- -----------------------------------------------------------------------------
Outstanding September 30,         935,936        2.40 - 13.20      658,855

Grants                            302,068       12.00 - 24.00
Exercised                          25,000                2.40
- -----------------------------------------------------------------------------
Outstanding September 30,       1,213,004        2.40 - 24.00      792,176

Grants                            280,000       12.00 - 14.88
Exercised                          75,000                2.40
Expired                           231,939       12.00 - 24.00
- -----------------------------------------------------------------------------
Outstanding June 30, 1996       1,186,065     $  2.40 - 24.00      469,971
=============================================================================

         The Company also has 744,264 currently exercisable warrants outstanding to purchase the Company's common stock at prices ranging from $12.00 to $14.40 per share, with various expiration dates through June 1998. All such warrants were issued at exercise prices equivalent to, or in excess of, the determined fair market value of the Company's common stock at the date of issuance.

SPACEHAB, INCORPORATED

Notes to Financial Statements


================================================================================


 (11)    INCOME TAXES


         The components of income tax expense are as follows:

                                                                                  Nine months
                                                                                        ended
                                         Years ended September 30,                   June 30,
                                       1994                     1995                     1996
- ----------------------------------------------------------------------------------------------

Current:
  Federal                     $     106,473                  235,664                1,911,895
  State and local                        -                        -                        -
- -----------------------------------------------------------------------------------------------

                                    106,473                  235,664                1,911,895
- -----------------------------------------------------------------------------------------------

Deferred:
  Federal                                -                        -                        -
  State and local                        -                        -                        -
- -----------------------------------------------------------------------------------------------

                                         -                        -                        -
- -----------------------------------------------------------------------------------------------
Income tax expense            $     106,473                  235,664                1,911,895
===============================================================================================

         A reconciliation of the expected amount of income tax expense by applying the statutory federal income tax rate of 34 percent to income before taxes to the actual amount of income tax expense recognized follows:

                                                                                      Nine months
                                                                                            ended
                                                Years ended September 30,                June 30,
                                              1994                     1995                  1996
- --------------------------------------------------------------------------------------------------

Expected expense                    $    2,973,133                5,455,137            10,791,817
Change in valuation allowance           (2,867,773)              (5,222,201)           (8,884,006)
Other                                        1,113                    2,728                 4,084
- --------------------------------------------------------------------------------------------------

Income tax expense                  $      106,473                  235,664             1,911,895
==================================================================================================

SPACEHAB, INCORPORATED

Notes to Financial Statements


================================================================================


 (11)    CONTINUED


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 1995 and June 30, 1996 are presented below:

                                                    September 30,           June 30,
                                                             1995               1996
- --------------------------------------------------------------------------------------
Deferred tax assets:
  Net operating loss carryforwards                 $   16,814,228          6,791,224
  General business credit carryforwards                 2,189,414          2,189,414
  Alternative minimum tax credit carryforwards            345,693          2,270,234
  Capitalized research and development costs            7,251,278          6,099,099
  Other                                                   495,175            248,000
- --------------------------------------------------------------------------------------

Total gross deferred tax assets                        27,095,788         17,597,971

Less - valuation allowance                             16,857,228          1,761,998
- --------------------------------------------------------------------------------------

Net deferred tax assets                            $   10,238,560         15,835,973
======================================================================================

Deferred tax liabilities:
  Property and equipment, principally due to
    differences in depreciation                    $   10,217,370         15,770,518
  Prepaid insurance                                        21,190             65,455
- --------------------------------------------------------------------------------------

Total gross deferred tax liabilities                   10,238,560         15,835,973
- --------------------------------------------------------------------------------------

Net deferred taxes                                 $           -                  -
======================================================================================


         The valuation allowance for deferred tax assets as of October 1, 1993 and 1994 was $26,437,627 and $23,028,141, respectively. The net changes in the total valuation allowance for the years ended September 30, 1994 and 1995 and the nine months ended June 30, 1996 were decreases of $3,409,486, $6,170,913 and $15,095,230, respectively.

         At June 30, 1995, the Company had accumulated net operating losses of approximately $16,978,000 available to offset future regular taxable income. These operating loss carryforwards expire between the years 2006 and 2009. Utilization of these net operating losses may be subject to limitations in the event of significant changes in stock ownership of the Company.

SPACEHAB, INCORPORATED

Notes to Financial Statements


================================================================================


 (11)    CONTINUED


         Additionally, the Company has approximately $2,189,000 and $2,270,000 of research and experimentation and alternative minimum tax credit carryforwards, respectively, available to offset future regular tax liabilities. The research and experimentation credits expire between the years 2001 and 2007; the alternative minimum tax credits carryforward indefinitely.


 (12)    EMPLOYEE BENEFIT PLAN

         During the year ended September 30, 1995, the Company implemented a defined contribution retirement plan which covers all employees and officers. No contributions were made by the Company during the year ended September 30, 1995 or the nine months ended June 30, 1996. The Company has the right, but not the obligation, to make contributions to the plan in future years at the discretion of the Company's Board of Directors.


 (13)    COMMITMENTS

         INTEGRATION AND OPERATIONS CONTRACTS

         The Company has a cost-plus-fee contract with McDonnell Douglas for standard integration and operation services for up to eight missions aboard the Space Shuttle relating to missions under the CMAM contract. The maximum estimated amount to be payable under this contract is $68.4 million. The period of performance on this contract began on November 1, 1989 and is expected to continue through 1996. At September 30, 1995 and June 30, 1996, approximately $48,800,000 and $54,000,000, respectively, had been incurred by the Company cumulatively under this contract.

         The Company has entered into a second cost-plus-fee contract with McDonnell Douglas for standard integration and operations of four missions aboard the Space Shuttle relating to missions to the Mir Space Station. The maximum estimated amount to be payable under this contract is $28.1 million. The period of performance on this contract began in November 1994 and is expected to continue through June 1997. At September 30, 1995 and June 30, 1996, approximately $4,300,000 and $11,700,000, respectively, had been incurred by the Company under this contract.

SPACEHAB, INCORPORATED

Notes to Financial Statements


================================================================================


 (13)    CONTINUED


         CONSTRUCTION AND DEVELOPMENT CONTRACT

         The Company has entered into a cost-plus-fee contract with McDonnell Douglas for the design and manufacture of an additional aft module segment to be joined with one of the Company's existing flight modules for purposes of fulfilling the Mir Space Station contract with NASA. The estimated amount to be payable under this contract is $13.9 million. The period of performance on this contract began in November 1994 and was substantially completed in June 1996. At September 30, 1995 and June 30, 1996 approximately $7,300,000 and $12,400,000, respectively, had been incurred by the Company under this contract.

         Leases

         The Company is obligated under noncancelable operating leases for office space, storage space, and the land for the payload processing facility. Future minimum payments under these noncancelable operating leases are as follows:

Year ending June 30,               Amount
- -------------------------------------------
1997                         $     328,000
1998                               315,000
1999                               211,000
2000                               217,000
2001                               148,000
- -------------------------------------------

                             $   1,219,000
===========================================


         Rent expense for the years ended September 30, 1994, and 1995 and the nine months ended June 30, 1996 was approximately $217,000, $211,000, and $183,000, respectively.



================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning the Company's directors, executive officers and with regard to Item 405 of Regulation S-K will be contained in the Company's definitive 1996 Proxy Statement with respect to the Company's annual meeting of stockholders and is hereby incorporated by reference thereto.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this item will be contained in the Company's definitive 1996 Proxy Statement with respect to the Company's annual meeting of stockholders and is hereby incorporated by reference thereto.
 .

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item will be contained in the Company's definitive 1996 Proxy Statement with respect to the Company's annual meeting of stockholders and is hereby incorporated by reference thereto.
 .

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by his item will be contained in the Company's definitive 1996 Proxy Statement with respect to the Company's annual meeting of stockholders and is hereby incorporated by reference thereto.

PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      The following documents are filed as part of the report:


1.       Financial Statements.

         The following financial statements of SPACEHAB, Incorporated and related notes, together with the report thereon of KPMG Peat Marwick LLP, the Company's independent auditors, are set forth herein as indicated below.

                                                                                              PAGE
         Report of KPMG Peat Marwick LLP, Independent Public Accountants.................     14
         Balance Sheets .................................................................     15
         Statements of  Income    .......................................................     16
         Statements of Stockholders' Equity  ............................................     17
         Statements of Cash Flows  ......................................................     18
         Notes to Financial Statements  .................................................     19


2.       Financial Statement Schedules.

         All financial statement schedules required to be filed in Part IV,
         Item 14 (a) have been omitted because they are not applicable, not required or because the required information is included in the financial statements or notes thereto.

3.       Exhibits.

EXHIBIT NO.                       DESCRIPTION OF EXHIBIT

3.1*             Amended and Restated Articles of Incorporation of the Company.

3.2*             Amended and Restated By-Laws of the Company.

10.1* NAS 9-18371, dated November 30, 1990, between the National Aeronautics and Space Administration ("NASA") and the Registrant (including the amendments thereto) (the "CMAM Contract").

10.2* Cost Plus Incentive Fee Contract (Number SHB 1002), dated July 11, 1990, between the Registrant and McDonnell Douglas Corporation, McDonnell Douglas Aerospace-Huntsville Division ("McDonnell Douglas") (including the amendments thereto) (the "CMAM I/O Contract").

10.3* Cost Plus Incentive Fee Contract (Number SHB 1009), dated November 23, 1994, between the Registrant and McDonnell Douglas (including the amendments thereto) (the "Mir I/O Contract").

10.4* Cost Plus Incentive Fee Contract (Number SHB 1010), dated November 23, 1994, between the Registrant and McDonnell Douglas (including the amendments thereto) (the "Double Module Contract").

10.5* NAS 9-19250, dated July 14, 1995, between NASA and the Registrant (including amendments thereto) (the "Mir Contract").

10.6* Amended and Restated Representation Agreement, dated August 15, 1995, by and between the Registrant and Mitsubishi Corporation.

10.7* Letter Agreement dated August 15, 1995, by and between the Registrant and Mitsubishi Corporation.

10.8* Exclusive European Broker Agreement, dated February 15, 1989, by and between Intospace, GmbH and the Registrant.

10.9* Memorandum of Agreement, dated July 28, 1995, between the Registrant and McDonnell Douglas Corporation.

10.10* Amended and Restated Credit Agreement (the "Credit Agreement"), dated December 29, 1993, among the Registrant, the Insurers listed therein, McDonnell Douglas Corporation, the Chase Manhattan Bank (National Association), as agent.

10.11*           Amendment No. 1 to the Credit Agreement, dated July 18, 1995.

10.12 Amended and Restated Credit Agreement, dated August 20, 1996 among the Registrant, the Insurers listed therein and the Chase Manhattan Bank (National Association), as agent.

10.13*           SPACEHAB, Incorporated Directors' Stock Option Plan.

10.14*           SPACEHAB, Incorporated 1994 Stock Incentive Plan.

10.15* Office Building Lease Agreement, dated December 22, 1992, between Gateway Associates Limited Partnership and the Registrant (Arlington, Virginia headquarters lease).

10.16 Office Building Lease Agreement, dated March 8, 1996 between The Equitable Life Assurance Society of The United States and the Registrant (Vienna, Virginia headquarters lease).

10.17* Agreement of Sublease, dated April 9, 1991 by and between Eastern American Teak Corporation and the Registrant (land lease for Cape Canaveral, Florida facility).

10.18* Amended and Restated Space Systems Development Agreement, dated June 24, 1994, between NASA and the Registrant (the "SSDA").

10.19* SSDA Termination Letter Agreement, dated July 13, 1995, between NASA and the Registrant.

10.20* Letter Agreement, dated March 24, 1995, between Alenia Spazio and the Registrant.

10.21* Consulting Agreement, dated August 7, 1995 by and between CSP Associates, Inc. and the Registrant.

10.22            Extension of Consulting Agreement between CSP Associates, Inc.
                 and the Registrant, dated February 21, 1996.

10.23 Consulting Agreement, dated August 14, 1996 by and between Gordon S. Macklin and the Registrant.

10.24** Employment and Non-Interference Agreement, dated December 27, 1995, between the Company and Chester M. Lee.

10.25** Employment and Non-Interference Agreement, dated December 27, 1995, between the Company and David A. Rossi.

10.26** Employment and Non-Interference Agreement, dated December 27, 1995, between the Company and Nelda J. Wilbanks.

10.27** Employment and Non-Interference Agreement, dated December 27, 1995, between the Company and M. Dale Steffey.

10.28** Employment and Non-Interference Agreement, dated December 27, 1995, between the Company and Margaret E. Grayson.

10.29** Employment and Non-Interference Agreement, dated December 27, 1995, between the Company and Richard P. Hora.

10.30** Indemnification Agreement, dated December 27, 1995, between the Company and Dr. Shelley A. Harrison.

10.31** Indemnification Agreement, dated December 27, 1995, between the Company and Dr. Edward E. David, Jr.

10.32** Indemnification Agreement, dated December 27, 1995, between the Company and Richard P. Hora.

10.33** Indemnification Agreement, dated December 27, 1995, between the Company and Robert A. Citron.

10.34** Indemnification Agreement, dated December 27, 1995, between the Company and Alvin L. Reeser.

10.35** Indemnification Agreement, dated December 27, 1995, between the Company and James R. Thompson.

10.36** Indemnification Agreement, dated December 27, 1995, between the Company and Jeffrey Schuss.

10.37** Indemnification Agreement, dated December 27, 1995, between the Company and Dr. Brad M. Meslin.

10.38** Indemnification Agreement, dated December 27, 1995, between the Company and Chester M. Lee.

10.39** Indemnification Agreement, dated December 27, 1995, between the Company and David A. Rossi.

10.40** Indemnification Agreement, dated December 27, 1995, between the Company and Dr. Shi H. Huang.

10.41** Indemnification Agreement, dated December 27, 1995, between the Company and Nelda J. Wilbanks.

10.42** Indemnification Agreement, dated December 27, 1995, between the Company and M. Dale Steffey.

10.43** Indemnification Agreement, dated December 27, 1995, between the Company and Margaret E. Grayson.

10.44** Indemnification Agreement, dated December 27, 1995, between the Company and Dr. Udo Pollvogt.

10.45** Indemnification Agreement, dated December 27, 1995, between the Company and Ernesto Vallerani.

10.46** Indemnification Agreement, dated December 27, 1995, between the Company and Hironori Aihara.

11. For Statement re Computation of Per Share Earnings, see Note 2 to the Financial Statements.

12.              Annual Report to Stockholders for the Fiscal Year Ended June
                 30, 1996.

21.              Subsidiaries of the Registrant.

23.              Consent of KPMG Peat Marwick LLP.

27.              Financial Data Schedule.


- --------------------------------------------------------------------------------

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-97812) and all amendments thereto, originally filed with the Securities and Exchange Commission on October 5, 1995.

** Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ending December 31, 1995, filed February 14, 1996.

         (b) The following reports on Form 8-K were filed by the Registrant during the period covered by this report.

                     1. Report on Form 8-K filed on April 12, 1996, in order to report the resignation of Richard
                           P. Hora from the position of President and Chief Executive Officer and the assumption of the roles of Chief Executive Officer by Shelley A. Harrison and President by Chester
                           M. Lee.
                     2. Report on Form 8-K filed on June 14, 1996, in order to report a change in the Registrant's fiscal year end from September 30 to June 30.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    SPACEHAB, Incorporated


                                    By:      /s/ Dr. Shelley A. Harrison
                                            ----------------------------------
                                             Dr. Shelley A. Harrison
                                             Chairman of the Board and
                                             Chief Executive Officer

Date:  September 16, 1996


                                    By:      /s/  Margaret E. Grayson
                                           -----------------------------------
                                             Margaret E. Grayson, Vice
                                             President of Finance, Treasurer
                                             and Assistant Secretary (Principal
                                             Accounting Officer and CFO)

Date:  September 16, 1996

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

 /s/ Hironori Aihara                       Director                 September 16, 1996
- ----------------------------------
Hironori Aihara

 /s/ Robert A. Citron                      Director                 September 16, 1996
- ----------------------------------
Robert A. Citron

/s/ Dr. Edward A. David, Jr.               Director                 September 16, 1996
- ----------------------------------
Dr. Edward A. David, Jr.

/s/ Dr. Shi H. Huang                       Director                 September 16, 1996
- ----------------------------------
Dr. Shi H. Huang

/s/ Chester M. Lee                         Director                 September 16, 1996
- ----------------------------------
Chester M. Lee

/s/ Dr. Brad M. Meslin                     Director                 September 16, 1996
- ----------------------------------
Dr. Brad M. Meslin

/s/ Dr. Udo Pollvogt                       Director                 September 16, 1996
- ----------------------------------
Dr. Udo Pollvogt

/s/ Alvin L. Reeser                        Director                 September 16, 1996
- ----------------------------------
Alvin L. Reeser

/s/ Jeffrey Schuss                         Director                 September 16, 1996
- ----------------------------------
Jeffrey Schuss

/s/ James R. Thompson                      Director                 September 16, 1996
- ----------------------------------
James R. Thompson

/s/ Prof. Ernesto Vallerani                Director                 September 16, 1996
- ----------------------------------
Prof. Ernesto Vallerani