Form 10-Q
period 1996-09-30
SPACEHAB INC \WA\
filed 1996-11-12
CIK 1001907

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED...............SEPTEMBER 30, 1996

                                       OR

             ( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                         COMMISSION FILE NUMBER 0-27206

                             SPACEHAB, INCORPORATED
                             1595 SPRING HILL ROAD
                                   SUITE 360
                            VIENNA, VIRGINIA  22182
                                 (703) 821-3000

    Incorporated in the State of Washington           I.R.S. Identification
                                                      No. 91-1273737

The number of shares of Common Stock outstanding as of the close of business on October 22, 1996:


                      Class          Number of Shares Outstanding
                      -----          ----------------------------
                      Common Stock   11,071,237

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X         No
                               -----          -----

                             SPACEHAB, INCORPORATED
                     SEPTEMBER 30, 1996 QUARTERLY REPORT ON
                                   FORM 10-Q
                               TABLE OF CONTENTS


 PART 1 - FINANCIAL INFORMATION                                                                                   PAGE
 ------------------------------                                                                                   ----
    Item 1.  Unaudited Financial Statements
             Condensed Balance Sheets as of  June 30, and September 30, 1996                                         3
             Condensed Statements of Operations for the
             Three months ended September  30, 1996 and  1995  . . . . . . . . . . . . . . . . . . .                 4
             Condensed Statements of Cash Flows for the
             Three Months Ended September 30, 1996 and 1995                                                          5
             Notes to Condensed Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .                 6
    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 7
 PART II -   OTHER INFORMATION
    Item 4.  Submission of Matters to a Vote of Security Holders                                                    10
    Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .                10

PART 1:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             SPACEHAB, INCORPORATED
                            CONDENSED BALANCE SHEETS


                                                            JUNE 30,            SEPTEMBER 30,
                                                              1996                  1996
                                                            (AUDITED)            (UNAUDITED)
                                                         ---------------      -----------------
                               ASSETS
 Cash and Cash Equivalents                                $   50,795,548       $     44,991,827
 Receivable from NASA                                          5,445,765              6,170,315
 Prepaid and other assets                                        184,660                861,996
                                                          --------------       ----------------
    Total current assets                                      56,425,973             52,024,138

 Property, plant and equipment, net of
  accumulated depreciation and amortization
  of $27,987,042 and $30,433,697                              70,490,451             68,931,035
 Deferred mission costs                                        2,705,422              4,577,583
 Other assets, net                                                86,769                 92,822
                                                          --------------       ----------------
    Total assets                                          $  129,708,615       $    125,625,578
                                                          ==============       ================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
      Loan payable under credit agreement, current        $    2,500,000       $        500,000
        portion
      Accounts payable and accrued expenses                    3,270,882              1,415,997
      Accrued consulting and subcontracting services           4,712,733              3,885,673
                                                          --------------       ----------------
         Total current liabilities                            10,483,615              5,801,670
 Loans payable under credit agreement, net of                  6,179,062              1,500,000
   current portion
 Notes payable to shareholder                                  9,968,503             10,266,201
 Convertible note payable                                      1,170,338              1,189,463
 Deferred flight revenue                                      30,311,227             39,047,926
                                                          --------------       ----------------
         Total liabilities                                    58,112,745             57,805,260
                                                          --------------       ----------------
 Commitments
 Stockholders' equity
      Common stock, no par value, authorized
       30,000,000 shares, issued and outstanding
       11,069,237 and 11,071,237 shares, respectively         79,862,700             79,886,700
      Additional paid-in capital                                  16,299                 16,299
      Accumulated deficit                                    (8,283,129)           (12,082,681)
                                                          --------------       ----------------
         Total stockholders' equity                           71,595,870             67,820,318
                                                          --------------       ----------------
         Total liabilities and stockholders' equity       $  129,708,615       $    125,625,578
                                                          ==============       ================


See accompanying notes to unaudited condensed financial statements.

                             SPACEHAB, INCORPORATED
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                                   1995                             1996
                                                         --------------------               --------------------
 Revenue                                                 $                  -               $            113,242
 Cost of revenues:
    Integration and operations                                      3,415,300                          2,547,255
    Depreciation                                                    2,064,104                          2,376,139
                                                         --------------------               --------------------
       Total costs of revenue                                       5,479,404                          4,923,394
 Gross profit (loss)                                              (5,479,404)                        (4,810,152)
 Operating expenses:
    Marketing, general and administrative                           1,378,653                          1,360,407
    Research and development                                                -                               -
                                                         --------------------               --------------------
       Total operating expenses                                     1,378,653                          1,360,407
                                                         --------------------               --------------------
       Income (loss) from operations                              (6,858,057)                        (6,170,559)
 Interest expense, net of capitalized amounts                         353,035                            360,282
 Interest and other income                                                  -                          (354,909)
 Other expense                                                         52,599                            897,649
                                                         --------------------               --------------------
       Income (loss) before income taxes                          (7,263,691)                        (7,073,581)
 Income tax expense                                                    15,664                                  -
                                                         --------------------               --------------------
       Net income (loss) before extraordinary item       $        (7,279,355)               $        (7,073,581)
 Extraordinary item - gain on early
   retirement of debt, net                                                  0                          3,274,029
                                                         --------------------               --------------------
       Net income (loss)                                 $        (7,279,355)               $        (3,799,552)

 Net (loss) per common and common equivalent  share:
   Net (loss) before extraordinary item                                (1.08)                             (0.64)
   Extraordinary item                                                       -                               0.30
                                                         --------------------               --------------------
 Net income (loss) per common and common
 equivalent share                                        $             (1.08)               $            (0. 34)
                                                         ====================               ====================
 Shares used in computing net income (loss)
   per common and common equivalent share                           6,764,276                         11,070,910
                                                         ====================               ====================

See accompanying notes to unaudited condensed financial statements.

                             SPACEHAB, INCORPORATED
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                                                             1995                     1996
                                                                                  -------------------         ----------------
 Cash flows provided by operating activities:
   Net income (loss)                                                              $       (7,279,355)         $    (3,799,552)
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                                           2,120,722                2,446,655
     Gain on early retirement of debt, net of taxes, before
     legal expenses                                                                                 -              (3,384,016)
    Interest converted to notes payable                                                       277,097                  316,823
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                                          (1,716,828)                (724,550)
      Decrease (increase) in prepaid and other
        current assets                                                                       (24,218)                (677,336)
      Decrease (increase) in deferred mission costs                                       (1,525,431)              (1,872,161)
      Decrease (increase) in other assets                                                   (165,968)                  (6,053)
      Increase (decrease) in deferred flight revenue                                       11,094,686                8,736,699
      Increase (decrease) in accounts payable
        and accrued expenses                                                                  677,460              (2,105,524)
      Increase (decrease) in accrued consulting
        and subcontracting services                                                           351,342                (827,060)
                                                                                  -------------------         ----------------
          Total adjustments                                                                11,088,862                1,903,477
                                                                                  -------------------         ----------------
          Net cash provided (used) by operating activities                                  3,809,507              (1,896,075)
                                                                                  -------------------         ----------------
 Cash flows used by investing activities:
   Payments for modules in construction                                                   (2,905,691)                  (2,232)
   Purchase of property and equipment                                                        (19,415)                (634,368)
                                                                                  -------------------         ----------------
          Net cash used by investing activities                                           (2,925,106)                (636,600)
                                                                                  -------------------         ----------------
 Cash flows used by financing activities:
   (Payment to) Proceeds of note payable to Insurers                                          281,660              (3,185,060)
   Payment of legal fees on early retirement of debt                                                                 (109,986)
   Proceeds from loan payable to shareholder                                                  837,478
   Proceeds from issuance of common stock                                                   3,600,000                   24,000
                                                                                  -------------------         ----------------
          Net cash provided (used) by
            financing activities                                                            4,719,138              (3,271,046)
                                                                                  -------------------         ----------------
          Net increase (decrease) in cash
            and cash equivalents                                                            5,603,539              (5,803,721)
 Cash and cash equivalents at beginning of period                                           1,437,481               50,795,548
                                                                                  -------------------         ----------------
 Cash and cash equivalents at end of period                                       $         7,041,020         $     44,991,827
                                                                                  ===================         ================

See accompanying notes to unaudited condensed financial statements.

SPACEHAB, INCORPORATED
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments consisting of only normal recurring accruals necessary for a fair presentation of the financial position of SPACEHAB, INCORPORATED ("SPACEHAB" or the "Company") as of September 30, 1996, and the results of its operations and cash flows for the three months ended September 30, 1995 and 1996. However, the financial statements are unaudited, and do not include all related footnote disclosures. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year. The Company's results of operations fluctuate significantly from quarter to quarter. The interim unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements appearing in the Company's Form 10K for the period ended June 30, 1996.

2.  REVENUE RECOGNITION:

Revenue will continue to be recognized at the completion of each of the remaining missions under the existing Commercial Middeck Augmentation Module and the Russian Space Station Mir contracts, including options. For new contract awards for which the capability to successfully complete the contract can be demonstrated at contract inception, revenue recognition under the percentage-of-completion method will be reported based on costs incurred over the period of the contract. During the first quarter of fiscal 1997, SPACEHAB began integration work on two international experiments, one for NASDA, the Japanese Space Agency, and one for ESA, the European Space Agency. The Company's revenue for the quarter ended September 30, 1996 was the first new business to report revenue under this accounting method. The percentage of completion method will result in the recognition of revenue over the period of contract performance, thereby decreasing the quarter by quarter fluctuation of reported revenue.

3.  STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION.

(a) Cash paid for interest costs was approximately $300,000 and $360,000 for the three months ended September 30, 1995 and 1996, respectively. The Company capitalized interest of approximately $167,000 during the three months ended September 30, 1995. No amounts were capitalized during the three months ended September 30, 1996.
(b) The Company paid approximately $16,000 and $1.4 million for income taxes during the three months ended September 30, 1995 and 1996, respectively.

4.  AMENDED AND RESTATED CREDIT AGREEMENT:

Effective August 29, 1996, the Company entered into an amended and restated credit agreement with its two senior lenders, which became effective on August 20, 1996. As a result of this agreement the Company has recognized an extraordinary gain of approximately $4.2 million, before applicable income taxes and other related expenses. Prior to the completion of this August 20, 1996 amendment, SPACEHAB had outstanding debt under the credit agreement of $8.7 million to one of the senior lenders, $3.2 million bearing interest at a rate of 1% per month and $5.5 million non-interest bearing. A payment of $2.5 million was made on August 20, 1996 and an unsecured note in the amount of $2 million was given by SPACEHAB to this senior lender. The $2 million note is non-interest bearing and will be repaid over five years beginning in August 1997. All other remaining indebtedness to this senior lender was canceled. There was no outstanding indebtedness to the second senior lender and the Company projected no requirements for borrowing under the $6 million revolving line of credit provided by the second senior lender. This lending commitment was terminated in the August 20, 1996 amendment and restatement in exchange for release of all liens and restrictive covenants of this second lender.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This document may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including (without limitation) under the "General" and "Liquidity and Capital Resources" sections of this Item 2. Such statements are subject to certain risks and uncertainties, including those discussed herein, that could cause actual results to differ materially from those projected in such statements.


GENERAL

  SPACEHAB, Incorporated ("SPACEHAB" or the "Company") was incorporated in 1984 to commercially develop space habitat modules to operate in the cargo bay of a Space Shuttles.

  SPACEHAB recognizes revenue under its two principal contracts with the U.S. National Aeronautics and Space Administration ("NASA"), the CMAM Contract and the Mir Contract, upon the completion of each Space Shuttle mission carrying SPACEHAB Modules. The CMAM contract supports scientific and commercial microgravity research on five Space Shuttle flights while the Mir Contract provides logistics to the Russian Mir Space Station. Revenue is comprised of payment for leasing lockers and/or volume within the SPACEHAB Modules and for the integration and operations support services provided to scientists and researchers responsible for the experiments and/or logistics supplies for SPACEHAB missions aboard the shuttle system. In late September of 1996, SPACEHAB entered into an agreement with the Japanese Space Agency (NASDA) and with the European Space Agency (ESA), (the "NASDA/ESA" contract), pursuant to which SPACEHAB will provide hardware and integration operations of scientific microgravity experiments to NASDA and ESA aboard the SPACEHAB Double Module on STS-84. This mission is currently scheduled for May of 1997. The Company expects to recognize additional revenue during fiscal 1997 of approximately $4.14 million.

  Costs of revenue include integration and operations expenses associated with the performance of two types of efforts: (i) sustaining engineering in support of all missions under a contract and (ii) mission specific experiment support. Expenses associated with sustaining engineering are expensed as incurred. Mission specific expenses relating to the CMAM Contract and the Mir Contract are recorded as assets and not expensed until the specific Space Shuttle mission is flown and the related revenue is recognized. Costs associated with performance of the NASDA/ESA contract are expensed as incurred. Other costs of revenue include depreciation expense, which is allocated to each SPACEHAB Module ratably over a ten year useful life. Flight related insurance covering transportation of the SPACEHAB Modules from SPACEHAB's payload processing facility to the Space Shuttle, in-flight insurance and third-party liability insurance are also included in costs of revenue and are recorded as incurred. Marketing, general and administrative, interest, and other expenses are recognized when incurred.


RESULTS OF OPERATIONS

For the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

  Revenue. The Company recorded revenue of $113,242 and $0 for the three months ended September 30, 1996 and 1995, respectively. In accordance with the Company's revenue recognition policy for the Mir and the CMAM Contracts, revenue is recorded at the completion of a mission when the SPACEHAB modules are returned to the Company. Although a SPACEHAB module did fly aboard the Space Shuttle during the quarter, it was not returned to the Company until the second quarter of fiscal 1997. Revenue will be recognized for the final portion of the CMAM contract and the second Mir mission during the second quarter of the 1997 fiscal year. The revenue for the quarter ended September 30, 1996 was related to the NASDA/ESA contract and is recorded using the percentage of completion method of revenue recognition.

  Costs of Revenue. Costs of revenue for the quarter ended September 30, 1996 decreased 11.0% to $4.9 million, as compared to $5.5 million for quarter ended September 30, 1995. This decrease is due primarily to a decrease of approximately $900,000 of integration and operations expenses offset by an increase in depreciation of approximately $300,000 attributable to the completed Double Module. Integration and operations costs relating to the CMAM and the Mir Contracts were $0.6 million and $1.8 million, respectively, for the quarter ended September 30, 1996, as compared with $1.5 million and $1.9 million, respectively, for the quarter ended September 30, 1995. Additionally, NASDA/ESA contract costs were approximately $0.1 million for the quarter ended September 30, 1996.


  Operating Expenses. Operating expenses were approximately $1.4 million for the three months ended September 30, 1996 and 1995.

  Interest Expense. Interest expense was approximately $360,000 for the three months ended September 30, 1996 as compared to approximately $300,000 the three months ended September 30, 1995. There were no capitalized interest amounts for the quarter ended September 30, 1996 as compared to approximately $167,000 for the quarter ended September 30, 1995. Interest was capitalized based on amounts invested in the construction of the Company's Double Module which was placed in service during the first quarter of fiscal year 1997.

   Net Loss. Net loss before extraordinary item was $7.1 million, or $0.64 per share for the quarter ended September 30, 1996, on 11,070,910 shares, as compared to net loss of $7.3 million, or $1.08 per share for the quarter ended September 30, 1995, on 6,764,276 shares. As a result of the early retirement of debt due to a group of senior lenders, an extraordinary gain of $3.3 million, net of taxes, or $0.30 per share, was recorded during the quarter ended September 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically financed its capital expenditures, research and development and working capital requirements with progress payments under both the CMAM Contract and the Mir Contract, and proceeds received from private equity offerings and borrowings under credit facilities. During December 1995, SPACEHAB completed an initial public offering of common stock (the "Offering") which provided the Company with net proceeds of approximately $43.5 million.

  Cash Flows From Operating Activities. Cash provided by or (used in) operations for the three months ended September 30, 1996 and 1995, were ($1.9) million and $3.8 million respectively. Substantially all of the decrease is the result of a decrease in progress payments received under the CMAM Contract.

  Cash Flows from Investing Activities. For the three months ended September 30, 1996 and 1995, cash flows from investing activities consisted of capital expenditures of approximately $0.6 and $2.9 million, respectively. Substantially all of the expenditures in the prior year were attributed to the construction of the Company's Double Module. During the first quarter of fiscal 1997, the Company began work on its Science Double Module which it expects to be completed in late 1998. The Company anticipates that it will spend between $20.0 million and $25.0 million on the project.

  Cash Flows from Financing Activities. Cash flows provided by or (used in) financing activities were approximately ($3.3) million and $4.7 million for the three months ended September 30, 1996 and 1995, respectively. On August 20, 1996, the Credit Agreement was amended and restated. Under this amendment, the revolving credit commitment from McDonnell Douglas was canceled. In addition, in exchange for the full satisfaction of two term loans owed to a group of insurance companies, the Company paid $2.5 million to said companies at closing and agreed to pay an additional $2.0 million under a new non-interest bearing term loan. The new term loan is due in installments of $0.5 million in each of August 1997 and 1998, and $0.333 million in each of August 1999, 2000 and 2001. Under the new agreement all prior liens and encumbrances on the Company's assets and all prior restrictive covenants have been released. A significant portion of the cash provided by financing activities during the three months ended September 30, 1995 was provided by the proceeds of approximately $3.6 million from the Company's issuance of common stock in a private placement.

  The Company believes that cash flows from the Offering and from a private equity offering conducted in 1995 will be sufficient to meet its cash flow deficit from operations and other funding requirements for at least the next twelve months.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

         NONE

ITEM 2.  CHANGES IN SECURITIES

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The separate Index to Exhibits accompanying this filing is incorporated herein by reference.

         (b) Reports on Form 8-k. No Report on Form 8-k was filed during the period ended September 31, 1996.

         Exhibit No.                       Description of Exhibits
         -----------                       -----------------------

         10.1             NASDA Contract, dated July 1996, between the Registrant and Mitsubishi
                          Corporation (the "NASDA/ESA Contracts").

         10.2             ESA Contract, dated September 18, 1996, between the Registrant and
                          INTOSPACE GmbH (the "NASDA/ESA Contracts")

         10.3*            Amended and Restated Credit Agreement, dated August 20, 1996, among the
                          Registrant, the insurers listed therein and the Chase Manhattan Bank
                          (National Association), as agent.

         11.              Statement re Computation of Per Share Earnings.


         * Incorporated by reference to the Registrant's Annual Report on Form 10-k for the year ending June 30, 1996 filed with the Securities and Exchange Commission on September 17, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SPACEHAB, INCORPORATED
 Date: November 8, 1996                   /s/ MARGARET E. GRAYSON
 -----------------------                  -----------------------
                                          Margaret E. Grayson
                                          Vice President of Finance (CFO)
                                          Treasurer, and Assistant Secretary
                                          (Principal Financial and Accounting
                                          Officer)