Form 10-K405/A
period 1996-06-30
SPACEHAB INC \WA\
filed 1996-12-19
CIK 1001907

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-K/A
                         AMENDMENT NO. 1 TO  FORM 10-K
(Mark One)

       [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the Fiscal Year Ended June 30, 1996.

       [     ] Transition Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934 [No Fee Required]
               For the transition period from _____________ to ____________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].

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

         Microgravity and Life Sciences Space Research

         In orbit, the forces of inertia and gravity counterbalance each other, thereby creating a condition of near weightlessness known as OmicrogravityO.
In a microgravity environment, materials and living matter behave in fundamentally different ways than they do on Earth. This phenomenon has stimulated worldwide interest from scientists and commercial researchers who are seeking improved ways to manipulate and process materials and to study biological processes that cannot otherwise be achieved in ground-based laboratories.

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

         SPACEHAB's fundamental business strategy is based on carefully anticipating customer requirements, investing capital to develop space-flight assets, contracting with established aerospace companies for engineering and asset production while retaining ownership of these assets, and then providing innovative, low-cost solutions that meet customer requirements using fixed-price service contracts. This strategy has been successful in obtaining two contracts with NASA, the $184 million Commercial Middeck Augmentation Module (the OCMAM ContractO) contract for five missions and the $52.2 million Mir contract (the "Mir Contract") for four missions. NASA exercised three options under the Mir Contract in fiscal 1996, subject to final price negotiations.

         The CMAM Contract, signed in November 1990, requires SPACEHAB to furnish NASA with SPACEHAB module accommodations for experiments developed by the Centers for the Commercial Development of Space (OCCDSO) on five Space Shuttle missions. The fourth CMAM mission was completed successfully aboard the Space Shuttle Endeavour in May 1996 in which the Company integrated and flew 12 CCDS experiments sponsored by industry, NASA, and academia. The remaining experiments that will complete the CMAM Contract are intended to be part of the Company's next mission currently scheduled for September 1996.

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

         The Company's long-term strategy for growth is to provide research, logistics, infrastructure, and payload processing services to NASA and others during the International Space Station era. This strategy will require the Company to compete with companies such as Lockheed-Martin, The Boeing Company, and others who have existing NASA support contracts, greater financial resources and manufacturing capabilities, and larger marketing, sales and technical organizations than the Company. However, SPACEHAB's existing strategic relationships with McDonnell Douglas Aerospace, Alenia Spazio S.p.A., Mitsubishi Corporation, and Daimler-Benz A. G., all of whom are shareholders of the Company, may provide opportunities for teaming and partnerships that management believes will enable the Company to compete for market share. In addition to being shareholders of the Company, McDonnell Douglas

Aerospace is the prime contractor for the Company to construct the SPACEHAB modules and to perform the integration and operations of the modules into the Space Shuttle and Alenia Spazio S.p.A., as a subcontractor to McDonnell Douglas, provides the structural shell and adaptive hardware for the SPACEHAB modules. On December 15, 1996, The Boeing Company announced its intention to acquire McDonnell Douglas Corporation. At this date, it is not possible to predict what changes, if any, may occur in the relationship between the Company and McDonnell Douglas upon consummation of that merger. Mitsubishi Corporation, in addition to being a shareholder of the Company, is the Company's exclusive sales representative in Japan. Although the Company has no current business with Daimler Benz, the Company has explored the idea of and is pursuing future business opportunities with this shareholder.


BACKLOG

         All of the Company's revenue is generated from two contracts with NASA, which, similar to contracts with other agencies of the U.S. government, contain provisions for which NASA may terminate the agreement "for convenience." The Company's contracts with NASA are conditioned by their terms upon NASA receiving an adequate annual appropriation of funds from the United States Congress. Failure to receive funds from Congress or a withdrawal by Congress of prior appropriations would permit NASA to terminate its contracts with SPACEHAB "for convenience." For fiscal year 1996, both the U.S. Senate and House of Representatives have authorized and approved an annual appropriation of $14.3 billion for NASA and $1.8 billion for the International Space Station.

         It is anticipated that future revenue will be derived from contracts with entities other than agencies of the U.S. government which will not be subject to federal contract regulations such as termination "for convenience of the government" or federal government funding restrictions.

         The Company believes that its success in capturing new business is directly linked to its ability to identify and rapidly capitalize on emerging market opportunities. The Company intends to foster this entrepreneurial initiative by proposing new commercial business arrangements for services in the space industry in each of its target markets. Additionally, the Company plans to selectively pursue acquisitions of complementary businesses, engineering facilities, and hardware to improve its ability to perform work associated with the Space Shuttle and the International Space Station. The Company also plans to implement the SPACEHAB Incubator Program in order to evaluate, sponsor and invest in a portfolio of commercially focused, promising microgravity research and development activities. The Company believes that the demand for microgravity space research conducted on SPACEHAB Modules will increase both before and after the International Space Station becomes operational. There is a substantial and growing worldwide backlog for microgravity experiments, both within NASA laboratories and among the CCDS which suggests that even after the International Space Station becomes operational, demand for microgravity experimentation may continue to exceed capacity.

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

EXECUTIVE OFFICERS

         Name                               Office                            Age
         ----                               ------                            ---

Dr. Shelly  A. Harrison           Chairman and Chief                          54
                                  Executive Officer

Chester M. Lee                    President                                   78

David A. Rossi                    Senior Vice President -                     39
                                  Business Development

Margaret E. Grayson               Vice President of Finance                   50
                                  (CFO) and Treasurer

John M. Lounge                    Vice President -                            50
                                  Operations

M. Dale Steffey                   Vice President -                            61
                                  Engineering and
                                  Integration

Nelda Wilbanks                    Secretary                                   53

         Except for Dr. Harrison, Ms. Grayson and Mr. Steffey, each of the foregoing officers has been employed by the Company in various elected executive capacities for more than five years. The executive officers of the Company serve at the pleasure of the Board of Directors. Ms. Grayson joined the Company in 1994, having previously served as Chief Financial Officer of CD Radio, Inc. a satellite-based mobile customized radio service, and Vice President of Finance and Treasurer of Standard Technology, Inc., a systems integrator and manufacturer. Dr. Harrison has served as a member of the Company's Board of Directors since 1987 and as its Chairman since 1993. Dr. Harrison assumed the position of Chief Executive Officer in April 1996.

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



                                                                                                                    Nine  Months
                                                                                                                       Ended
                                                                    Years Ended September 30,                         June 30,
                                          ---------------------------------------------------------------------------------------
                                              1992                1993              1994           1995               1996
                                          -------------     --------------      -------------   ------------      ---------------
                                                                  (in thousands, except per share data)

Statement of Operations Data:
 Revenue(1)                              $       -            $  42,467          $  43,800       $ 46,059              $ 56,397
 Costs of revenue                            6,140               23,204             24,227         23,349                20,985
                                         ---------            ---------          ---------       --------              --------
 Gross profit (loss)                       (6,140)               19,263             19,573         22,710                35,412
 Marketing, general and
   administrative expenses                   8,317                7,906              5,064          3,816                 4,056
 Research and development expenses          11,459                3,076                  -          1,600                   100
                                         ---------            ---------          ---------       --------              --------
 Operating income (loss)                  (25,916)                8,281             14,509         17,294                31,256
 Interest expense, net of
   capitalized amounts                       3,983                4,209              4,863          1,365                   699
 Net income (loss)                        (29,840)                4,117              8,638(2)      15,809                29,829
 Net income (loss) per common share      $  (6.20)            $    0.62          $    1.30       $   2.37              $   3.21
 Shares used in computing net income
   (loss) per common share                   4,811                6,650              6,660          6,671                 9,303

Other Data:
 Cash provided by operations             $  27,590            $  22,246          $  21,831       $ 26,838              $ 13,151
 Capital expenditures                       29,896               16,589                 76          4,943                 6,266

Balance Sheet Data (at period end):
 Working capital (deficit)               $(13,744)            $(31,066)          $(20,589)       $  7,192              $ 45,942
 Total assets                              100,727              118,083             95,261         86,701               129,709
 Long-term debt, excluding current
   portion                                  51,333               30,325             22,884         24,886                17,318
 Stockholders' equity (deficit)           (34,511)             (29,894)           (21,184)        (1,715)                71,596





-----------------------------
(1) The Company recognizes revenue upon the completion of each flight. Prior to the Company's first mission in June 1993, the Company was a development stage company and accordingly had no revenue for the year ended September 30, 1992.

(2) Includes an extraordinary loss of $934, net of taxes, relating to the write-off unamoritzed deferred debt issuance costs, in conjunction with a refinancing and the retirement of debt on that date. The Company has not paid any dividends on the Common Stock since its inception.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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


                                                       KPMG Peat Marwick LLP


Washington, D.C.
August 5, 1996, except as to note 4 which is as of August 20, 1996

SPACEHAB, INCORPORATED


BALANCE SHEETS


                                                              SEPTEMBER 30,     JUNE 30,
                            ASSETS                                1995            1996
 ----------------------------------------------------------   ------------    -------------
 Current assets:
    Cash and cash equivalents                                    $7,041,020      50,795,548
    Receivable from NASA (note 8)                                 5,565,092       5,445,765
    Prepaid expenses                                                 52,974         184,660
                                                                     ------         -------
 Total current assets                                            12,659,086      56,425,973
                                                                 ----------      ----------
 Property and equipment:
    Flight modules                                               82,564,169      94,477,790
    Module improvements in progress                               6,081,081               -
    Payload processing facility                                   3,174,802       3,384,667
    Furniture, fixtures and equipment                               391,111         615,036
                                                                    -------         -------
                                                                 92,211,163      98,477,493
 Less accumulated depreciation and amortization                (21,599,797)    (27,987,042)
                                                               ------------    ------------
 Property and equipment, net                                     70,611,366      70,490,451
                                                                 ----------      ----------
 Deferred mission costs                                           3,150,689       2,705,422
 Other assets, net                                                  280,259          86,769
                                                                    -------          ------
                                                                $86,701,400     129,708,615
                                                                ===========     ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current liabilities:
    Loan payable under credit agreement, current portion
      (note 4)                                                     $120,000       2,500,000
    Accounts payable and accrued expenses                         1,277,412       3,270,882
    Accrued consulting and subcontracting services due to
      McDonnell Douglas                                           4,069,980       4,712,733
                                                                  ---------       ---------
 Total current liabilities                                        5,467,392      10,483,615
 Loans payable under credit agreement, net of current portion
   (note 4)                                                      14,657,373       6,179,063
 Notes payable to shareholder (note 5)                            9,116,828       9,968,503
 Convertible note payable (note 6)                                1,111,321       1,170,338
 Deferred flight revenue                                         58,063,296      30,311,227
                                                                 ----------      ----------
 Total liabilities                                               88,416,210      58,112,746
                                                                 ----------      ----------
 Commitments (notes 12 and 13)
 Stockholders' equity (deficit) (notes 9 and 10):
    Convertible preferred stock, no par value, authorized
      4,230,000 shares, issued and outstanding, 4,011,345
      and 0 shares, respectively                                  2,310,670               -
    Common stock, no par value, authorized 30,000,000 shares,
      issued and outstanding 5,083,427 and 11,069,237 shares,
      respectively                                               34,070,094      79,862,700
    Additional paid-in capital                                       16,299          16,299
    Accumulated deficit                                        (38,111,873)     (8,283,130)
                                                               ------------     -----------
 Total stockholders' equity (deficit)                           (1,714,810)      71,595,869
                                                                -----------      ----------
                                                                $86,701,400     129,708,615
                                                                ===========     ===========

 See accompanying notes to financial statements.

SPACEHAB, INCORPORATED


STATEMENTS OF INCOME


                                                          YEARS ENDED SEPTEMBER 30,
                                                                                        NINE MONTHS ENDED
                                                           1994               1995        JUNE 30, 1996
                                                       --------------------------------------------------
 Revenue                                                $43,799,560         46,059,000        56,397,000
                                                        -----------         ----------        ----------
 Costs of revenue:
    Integration, operations and transportation           15,115,685         14,155,419        14,220,334
    Depreciation                                          8,256,417          8,256,417         6,192,313
    Insurance                                               854,610            937,250           572,500
                                                            -------            -------           -------
 Total costs of revenue                                  24,226,712         23,349,086        20,985,147
                                                         ----------         ----------        ----------
 Gross profit                                            19,572,848         22,709,914        35,411,853
                                                         ----------         ----------        ----------
 Operating expenses:
    Marketing, general and administrative                 5,063,530          3,815,536         4,055,680
    Research and development                                      -          1,600,000           100,000
                                                                  -          ---------           -------
 Total operating expenses                                 5,063,530          5,415,536         4,155,680
                                                          ---------          ---------         ---------
 Income from operations                                  14,509,318         17,294,378        31,256,173
 Interest expense and amortization of debt
    issuance costs, net of capitalized
    interest (note 3)                                   (4,863,332)        (1,364,520)         (698,997)
 Interest and other income, net                              32,905            114,662         1,183,462
                                                             ------            -------         ---------
 Net income before income taxes                           9,678,891         16,044,520        31,740,638
 Income tax expense (note 11)                               106,473            235,664         1,911,895
                                                            -------            -------         ---------
 Net income before extraordinary item                     9,572,418         15,808,856        29,828,743
 Extraordinary item - loss on debt                          934,381                  -                 -
    extinguishment (note 2)                                 -------                  -                 -
 Net income                                              $8,638,037         15,808,856        29,828,743
                                                         ==========         ==========        ==========
 Net income per common and common equivalent share:
    Net income before extraordinary item                      $1.44               2.37              3.21
    Extraordinary item                                       (0.14)                  -                 -
                                                             ------                  -                 -
                                                              $1.30               2.37              3.21
                                                              =====               ====              ====
 Shares used in computing net income per common
    and common equivalent share                           6,659,572          6,671,346         9,303,487
                                                          =========          =========         =========


See accompanying notes to financial statements.

SPACEHAB, INCORPORATED


STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                          CONVERTIBLE
                                                        PREFERRED STOCK                  COMMON STOCK
                                                 -----------------------------   -----------------------------
                                                     SHARES           AMOUNT          SHARES         AMOUNT
                                                 --------------     ----------   -------------     -----------

  Balance at September 30, 1993                       3,999,345     $2,298,670       4,883,427     $30,350,094
     Common stock issued upon stock option
       exercises                                              -              -          25,000          60,000
     Preferred stock issued to consultant                12,000         12,000               -               -
     Net income                                               -              -               -               -
                                                              -              -               -               -
  Balance at September 30, 1994                       4,011,345      2,310,670       4,908,427      30,410,094
     Common stock issued upon stock option
       exercises                                              -              -          25,000          60,000
     Common stock issued in private placement
       (note 9)                                               -              -         150,000       3,600,000
     Net income                                               -              -               -               -
                                                              -              -               -               -
  Balance at September 30, 1995                       4,011,345      2,310,670       5,083,427      34,070,094
     Common stock issued upon stock option
       exercises                                              -              -          75,000         180,000
     Common stock issued in public offering,
       net of expenses (note 9)                               -              -       4,014,500      43,301,936
     Common stock issued upon conversion
       of preferred stock (note 9)                   (4,011,345)    (2,310,670)       1,671,312      2,310,670
     Common stock issued in private placement
       guarantee (note 9)                                     -              -         224,998               -
     Net income                                               -              -               -               -
                                                              -              -               -               -
  Balance at June 30, 1996                                    -             $-      11,069,237     $79,862,700
                                                              =             ==      ==========     ===========
                                                      ADDITIONAL                               TOTAL
                                                        PAID-IN          ACCUMULATED       STOCKHOLDERS'
                                                       CAPITAL             DEFICIT        EQUITY (DEFICIT)
                                                       --------   --------------------------------------------
 Balance at September 30, 1993                          $16,299           $(62,558,766)          $(29,893,703)
    Common stock issued upon stock option exercises           -                       -                 60,000
    Preferred stock issued to consultant                      -                       -                 12,000
    Net income                                                -               8,638,037              8,638,037
                                                              -               ---------              ---------
 Balance at September 30, 1994                           16,299            (53,920,729)           (21,183,666)
    Common stock issued upon stock option exercises           -                       -                 60,000
    Common stock issued in private placement (note 9)         -                       -              3,600,000
    Net income                                                -              15,808,856             15,808,856
                                                              -              ----------             ----------
 Balance at September 30, 1995                           16,299            (38,111,873)            (1,714,810)
    Common stock issued upon stock option exercises           -                       -                180,000
    Common stock issued in public offering, net of
       expenses (note 9)                                      -                       -             43,301,936
    Common stock issued upon conversion
       of preferred stock (note 9)                            -                       -                      -
    Common stock issued in private placement
       guarantee (note 9)                                     -                       -                      -
    Net income                                                -              29,828,743             29,828,743
                                                              -              ----------             ----------
 Balance at June 30, 1996                               $16,299            $(8,283,130)            $71,595,869
                                                        =======            ============            ===========

See accompanying notes to financial statements.

SPACEHAB, INCORPORATED


STATEMENTS OF CASH FLOWS



                                                           YEARS ENDED SEPTEMBER 30,
                                                           -------------------------     NINE MONTHS ENDED
                                                             1994              1995         JUNE 30, 1996
                                                       ---------------   --------------- -----------------

  Cash flows provided by operating activities:
     Net income                                             $8,638,037       $15,808,856       $29,828,743
     Adjustments to reconcile net income to net cash
       provided by operating activities:
           Depreciation and amortization                     8,482,149         8,489,642         6,387,245
           Amortization of financing fees                      826,423                 -                 -
           Loss on debt extinguishment                         934,381                 -                 -
           Payment of operating expenses with                   12,000                 -                 -
             preferred stock
           Interest converted to notes payable                  64,219         1,480,772         1,424,513
           Changes in assets and liabilities:
              Decrease (increase) in accounts
                receivable                                           -       (5,565,092)           119,327
              Decrease (increase) in prepaid expenses        2,464,358           (9,360)         (131,686)
              Decrease (increase) in deferred mission
                costs                                        (385,591)           251,494           445,267
              Decrease (increase) in patent rights
                and other assets                                 9,628         (227,872)           193,490
              Increase (decrease) in deferred flight
                revenue                                      (595,560)         3,955,856      (27,752,069)
              Increase (decrease) in accounts payable
                and accrued expenses                            43,531           674,600         1,993,470
              Increase (decrease) in accrued consulting
                 and subcontracting services                 1,337,869         1,978,940           642,753
                                                             ---------         ---------           -------
  Net cash provided by operating activities                 21,831,444        26,837,836        13,151,053
                                                            ----------        ----------        ----------
  Cash flows used by investing activities - purchase
     of property and equipment                                (75,556)       (4,942,876)       (6,266,330)
                                                              --------       -----------       -----------
  Cash flows used by financing activities:
     Proceeds from note payable to banks                     1,500,000                 -                 -
     Payment of note payable to banks                     (43,850,000)                 -                 -
     Proceeds from note payable to insurers                 21,500,000           150,000                 -
     Payment of note payable to insurers                             -       (9,707,045)       (3,854,079)
     Proceeds from note payable to shareholder              15,695,724        11,229,054         7,358,661
     Payment of note payable to shareholder               (15,800,000)      (21,537,965)      (10,116,713)
     Proceeds from exercise of stock options                    60,000            60,000           180,000
     Proceeds from issuance of common stock, net of                  -         3,600,000        43,301,936
       expenses                                                      -         ---------        ----------
  Net cash provided (used) by financing activities        (20,894,276)      (16,205,956)        36,869,805
                                                          ------------      ------------        ----------
  Net increase in cash and cash equivalents                    861,612         5,689,004        43,754,528
  Cash and cash equivalents at beginning of year               490,404         1,352,016         7,041,020
                                                               -------         ---------         ---------
  Cash and cash equivalents at end of year                  $1,352,016        $7,041,020       $50,795,548
                                                            ==========        ==========       ===========

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


                                         JUNE 30, 1996
                                     --------------------
                                       CARRYING     FAIR
                                        AMOUNT      VALUE
                                     -----------  ---------

    Financial liabilities:
      Loans payable under credit
        agreement                     $8,679,062  $3,946,000
      Note payable to shareholder      9,968,503   9,968,503
      Convertible note payable         1,170,338   1,170,338
                                       =========   =========

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

   The following summarizes all option activity for the periods presented:


                                 NUMBER OF SHARES    EXERCISE PRICE
                               UNDERLYING OPTIONS         PER SHARE      EXERCISABLE
                               ------------------         ---------      -----------
   Outstanding September 30,              659,909     $2.40 - 12.00          543,248
   Grants                                 301,027     12.00 - 24.00
   Exercised                               25,000              2.40
                                           ------              ----
   Outstanding September 30,              935,936      2.40 - 13.20          658,855
   Grants                                 302,068     12.00 - 24.00
   Exercised                               25,000              2.40
                                           ------              ----
   Outstanding September 30,            1,213,004      2.40 - 24.00          792,176
   Grants                                 280,000     12.00 - 14.88
   Exercised                               75,000              2.40
   Expired                                231,939     12.00 - 24.00
                                          -------     -------------
   Outstanding June 30, 1996            1,186,065     $2.40 - 24.00          469,971
                                        =========     =============          =======


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

(11)    INCOME TAXES


   THE COMPONENTS OF INCOME TAX EXPENSE ARE AS FOLLOWS:


                                                                    NINE MONTHS
                                                                          ENDED
                                YEARS ENDED SEPTEMBER 30,              JUNE 30,
                                1994                1995                   1996
                        ----------------     ---------------               ----

    Current:
      Federal                   $106,473             235,664          1,911,895
      State and local                  -                   -                  -
                                       -                   -                  -
                                 106,473             235,664          1,911,895
                                 -------             -------          ---------
    Deferred:
      Federal                          -                   -                  -
      State and local                  -                   -                  -
                                       -                   -                  -
    Income tax expense          $106,473             235,664          1,911,895
                                ========             =======          =========


   A reconciliation of the expected amount of income tax expense by applying the statutory federal income tax rate of 34 percent to income before taxes to the actual amount of income tax expense recognized follows:


                                                                       NINE MONTHS
                                                                          ENDED
                                      YEARS ENDED SEPTEMBER 30,          JUNE 30,
                                      1994               1995              1996
                                -----------------   ----------------  ----------------

    Expected expense                   $2,973,133          5,455,137        10,791,817
    Change in valuation allowance     (2,867,773)        (5,222,201)       (8,884,006)
    Other                                   1,113              2,728             4,084
                                            -----              -----             -----
    Income tax expense                   $106,473            235,664         1,911,895
                                         ========            =======         =========

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 1995 and June 30, 1996 are presented below:


                                         SEPTEMBER 30,     JUNE 30,
                                            1995             1996
                                         -------------   ----------
 Deferred tax assets:
   Net operating loss carryforwards        $16,814,228     6,791,224
   General business credit carryforwards     2,189,414     2,189,414
   Alternative minimum tax credit              345,693     2,270,234
     carryforwards
   Capitalized research and development      7,251,278     6,099,099
     costs
   Other                                       495,175       248,000
                                               -------       -------

 Total gross deferred tax assets            27,095,788    17,597,971
 Less - valuation allowance                 16,857,228     1,761,998
                                            ----------     ---------
 Net deferred tax assets                   $10,238,560    15,835,973
                                           ===========    ==========
 Deferred tax liabilities:
   Property and equipment, principally
     due to differences in depreciation    $10,217,370   15,770,5 18
   Prepaid insurance                            21,190        65,455
                                                ------        ------
 Total gross deferred tax liabilities       10,238,560   15,835,9 73
                                            ----------   -----------
 Net deferred taxes                                 $-             -
                                                    ==             =

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


         LEASES

   The Company is obligated under noncancelable operating leases for office space, storage space, and the land for the payload processing facility. Future minimum payments under these noncancelable operating leases are as follows:

                   YEAR ENDING JUNE 30,         AMOUNT
                   --------------------      ----------
                   1997                        $328,000
                   1998                         315,000
                   1999                         211,000
                   2000                         217,000
                   2001                         148,000
                                                -------
                                             $1,219,000
                                             ==========

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS (AND DIRECTOR NOMINEES)


HIRONORI AIHARA

       Mr. Aihara (age 58) has served as a director of the Company since April 1992. Mr. Aihara has held various executive level positions with Mitsubishi Corporation, including Managing Director of Information Systems and Services Group from June 1990 until the present.

ROBERT A. CITRON

   Mr. Citron (age 63) founded SPACEHAB in 1983 and was its Chairman of the Board of Directors, President and Chief Executive Officer from 1983 to 1987. Mr. Citron is currently the President of Kistler Aerospace Corporation, a Seattle-based space technology company.

DR. EDWARD E. DAVID, JR.

   Dr. David (age 71) has served as a director of the Company since August 1993. Dr. David is currently the President of EED, Inc., advisors to industry, government and academia on technology, research and innovation. Dr. David was Science Advisor to President Nixon and Director of the White House Office of Science and Technology from 1970 to 1973. He has also served as President of Exxon Research and Engineering Company from 1977 to 1986, and as Executive Director of Bell Telephone Laboratories from 1950 to 1970. Dr. David is also a director of California Microwave, Inc., Intermagnetics General Corporation, and Protein Polymer Technologies Inc.

DR. SHELLEY A. HARRISON

   Dr. Harrison (age 53) has served as the Company's Chief Executive Officer since April 1996, Chairman of the Board of Directors since August 1993 and has been a member of the Company's Board of Directors since 1987. Dr. Harrison was a Member of Technical Staff at Bell Telephone Laboratories and a Professor of Electrical Sciences at the State University of New York at Stony Brook. In 1973, Dr. Harrison co-founded Symbol Technologies Inc., the world's leading provider of bar-code laser scanners and portable terminals where he served as Chairman and Chief Executive Officer until 1982. As President of Harrison Enterprises from 1982 to 1986, he managed venture financings and technology start-ups. Since 1987, Dr. Harrison has been a managing general partner of a high technology venture capital fund, Poly Ventures, L.P. ("Poly Ventures"). Dr. Harrison is also a director of NetManage, Inc. and several privately held high technology portfolio companies. He is Chairman of the New York State Center for Advanced Technology in Telecommunications and a Trustee of Polytechnic University.

DR. SHI H. HUANG

   Dr. Huang (age 70) has served as a director of the Company since July 1990. Dr. Huang is the Chairman of the Board of Chinfon Global Corp., a Republic of China on Taiwan-based conglomerate, which operates 28 affiliated companies in such fields as automobile/motorcycle manufacturing, banking, and trading.
Since 1989, Dr. Huang has also served as the Chairman of SPACEHAB Taiwan, Inc., a corporation organized as an investment vehicle for certain Company investors from the Republic of China. Except for its ownership of Common Stock, SPACEHAB Taiwan, Inc. has no other affiliation with the Company.

CHESTER M. LEE (Director Nominee)

   Mr. Lee (age 77) has served as President of the Company since April 1996. Prior to assuming his current responsibilities, Mr. Lee served as the Company's Vice President-Operations since November 1987. Prior to joining SPACEHAB, Mr. Lee worked for NASA for 23 years. His last position at NASA was Assistant Associate Administrator for Policy, Planning, and Department of Defense-Affairs in the Office of Space Flight at NASA. While working at NASA, Mr. Lee held various other senior positions, including Director of Shuttle Customer Services Division, Director of Space Transportation Utilization Division, Director of Space Transportation Systems Operations, and Apollo Mission Director for Apollo flights 12 through 17 to the moon.

GORDON S. MACKLIN (Director Nominee)

   Mr. Macklin (age 68) has been Chairman of White River Corporation since 1993. From 1987 to 1992, he was Chairman of Hambrecht & Quist, LLC. Mr. Macklin served as President of The National Association of Securities Dealers, Inc. from 1970 to 1987, and was formerly a partner and Member of the Executive Committee of McDonald & Company, an investment banking firm, from 1950 to 1970. Mr. Macklin is a director, trustee, or managing general partner, as the case may be, of 53 of the investment companies in the Franklin/Templeton Group, and a director of Fund American, MCI Communications Corporation, Fusion Systems Corp., MedImmune, Inc., Source One Mortgage Services Corp. and Shoppers Express Inc. Mr. Macklin currently serves as a consultant to the Company.

DR. BRAD M. MESLIN

   Dr. Meslin (age 37) has served as a director of the Company since April 1985 and as a Vice President of the Company from December 1984 to April 1985. Since 1984, Dr. Meslin has served as Managing Director of CSP Associates, Inc. ("CSP"), an international aerospace and defense management consulting firm.
Dr. Meslin currently serves as a consultant to the Company.

DR. UDO POLLVOGT

   Dr. Pollvogt (age 58) has served as a director of the Company since August 1993. Dr. Pollvogt is currently Executive Vice President for Government Relations of Daimler-Benz. Prior to that, he was the President of the Space Infrastructure Division of Deutsche Aerospace AG from 1991 to 1995 and Vice President of the Columbus Program of MBB-ERNO Raumfahrnechnik GmbH, an aerospace corporation, from 1990 to 1991.

ALVIN L. REESER

   Mr. Reeser (age 68) has served as a director of the Company since August 1991. Mr. Reeser was President and Chief Executive Officer of SPACEHAB from August 1991 until his retirement in October 1994. Prior to joining SPACEHAB, Mr. Reeser was the Executive Vice President and General Manager of USBI Co., an aerospace corporation, from March 1987 to August 1991.

JAMES R. THOMPSON

   Mr. Thompson (age 60) has served as a director of the Company since August 1993. Mr. Thompson is a director, Executive Vice President and General Manager of the Launch Systems Group of OSC, which he joined following his service as NASA's Deputy Administrator from 1989 to 1991. Prior to that, Mr. Thompson served as Director of the Marshall Spaceflight Center in Huntsville, Alabama from September 1986 to July 1989. Mr. Thompson is also a director of Nichols Research Corporation.

PROF. ERNESTO VALLERANI

   Professor Vallerani (age 60) has served as a director of the Company since July 1990. Professor Vallerani is President and a director of Alenia Spazio. Professor Vallerani has more than 30 years experience in international aerospace projects.

EXECUTIVE OFFICERS

   Information regarding the executive officers of the Company can be found in
Part I of this report.


STOCKHOLDER AGREEMENTS

   Four stockholders of the Company have entered into separate letter agreements in which each agreed to vote its shares of Common Stock to elect the Nominee proposed by Mitsubishi Corporation. Mr. Aihara is such nominee.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who beneficially own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Such directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish to the Company copies of all Section 16(a) forms they file.

   Based solely on the Company's review of copies of such forms that it received, or written representations from certain reporting persons, the Company believes that, during fiscal year 1996, all Section 16(a) filing requirements were satisfied on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION.

                           Summary Compensation Table

   The following table summarizes the compensation paid by the Company for the last three fiscal years to its Chief Executive Officer and the Company's four other most highly compensated executive officers other than the Chief Executive Officer (collectively, the "Named Executive Officers").


                                ANNUAL COMPENSATION                                    LONG-TERM
                                                                                      COMPENSATION
 -----------------------------------------------------------------------------------------------------
                                                                       Other              Securities
             Name and              Fiscal                   Bonus      Annual             Underlying
        Principal Position         Year        Salary($)      ($)     Comp.($)(1)       Options/SARs(#)
        ------------------         ----       ----------      ---    ---------          ---------------

 Dr. Shelley A. Harrison........   1996(2)          8,546     35,117    125,685(3)             420,000
   Chairman and Chief              1995                --         --            --                  --
   Executive Officer               1994                --         --            --                  --
   (effective April 10, 1996)


 Richard P. Hora................   1996(2)        131,250         --     97,705(4)                  --
   Former Chief Executive          1995           157,500     23,000     98,000(5)             166,667
   Officer and President           1994                --         --            --                  --
   (resignation effective April
   10, 1996)


 Chester M. Lee.................   1996(2)        109,375     31,945            --             110,416
   President                       1995           112,467     15,000            --                  --
                                   1994           108,333         --            --              27,083


 David A. Rossi.................   1996(2)        112,500     32,652            --              29,166
   Senior Vice President -         1995           116,094     50,000            --                  --
   Business Development            1994           106,250         --            --              41,666


 John M. Lounge.................   1996(2)         98,059     28,638            --              25,000
   Vice President - Operations     1995           108,900     10,000            --                  --
                                   1994           107,375         --            --              16,666




 Margaret E. Grayson............   1996(2)         93,750     28,638            --                  --
   Vice President of Finance       1995           102,708     15,000            --                  --
   (CFO), Treasurer and            1994             4,166         --            --              33,332
   Assistant Secretary

(1) Except as indicated, no executive named in the above table received Other Annual Compensation in an amount in excess of the lesser of either $50,000 or 10% of the total of salary and bonus reported for him in the two preceding columns.
(2) Fiscal year 1996 compensation figures are for a short fiscal year, from October 1, 1995 through June 30, 1996.
(3) Represents the amount paid by the Company to Poly Ventures Associates, L.P. for Dr. Harrison's services to the Company for the period from October 1, 1995 to June 18, 1996. Dr. Harrison is a general partner of Poly Ventures Associates, L.P.
(4) Represents (i) $58,117 in relocation expenses and (ii) $39,588 in payments to Mr. Hora following the termination of his employment with the Company.
(5) Represents the amount paid by the Company for relocation expenses incurred in connection with the commencement of Mr. Hora's employment with the Company.


                          OPTION GRANTS IN FISCAL 1996

      The following table sets forth information relating to the grant of stock options by the Company during fiscal year 1996 to the Named Executive Officers under the Company's Stock Incentive Plan. The Company did not grant any stock appreciation rights ("SARs") in fiscal year 1996.




                                                             Individual Grants
                            -------------------------------------------------------
                                            % of Total                               Potential Realizable Value at
                            Number of        Options       Exercise                     Assumed Annual Rates of
                            Securities      Granted to     Price Per                 Stock Price Appreciation for
                            Underlying     Employees in     Share    Expiration             Option Term(1)
           Name             Options (#)     Fiscal 1996     ($/sh)      Date              5%             10%
           ----             -----------     -----------     ------      ----              --             ---

Dr. Shelley A. Harrison..     120,000(2)       14.2%        12.00       (3)           587,333       1,374,656
                              300,000(4)       42.6         14.50       (5)         1,479,416       3,356,290


Chester M. Lee...........      10,416(6)        1.5         12.00       (7)            42,509          96,439
                              100,000(8)       14.2         14.50       (9)           643,793       1,530,408


David A. Rossi...........      29,166(10)       4.1         12.00       (11)          155,394         369,398



John M. Lounge...........      25,000(12)       3.5%        14.50       (13)          160,948         382,602


---------


(1) The indicated dollar amounts are the result of calculations based on the exercise price of the options and assume five and ten percent appreciation rates set by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, of the Company's stock price.
(2) Represents 120,000 options which vest ratably over a three-year period commencing on October 11, 1996.
(3) The options expire ratably over a three-year period commencing October 11, 2001.
(4) Represents 300,000 options which vested on the date of grant.
(5) The options expire on April 10, 2001.

(6) Represents 10,416 options which vested on the date of grant.
(7) The options expire on December 21, 2000.
(8) Represents 100,000 options which vest ratably over a four-year period commencing on April 10, 1997.
(9) The options expire ratably over a four-year period commencing on April 10, 2002.
(10)The options vest ratably over a four-year period commencing on December 21, 1996.
(11)The options expire ratably over a four-year period commencing on December 21, 2001.
(12)The options vest ratably over a four-year period commencing on April 10, 1997.
(13)The options expire ratably over a four-year period commencing on April 10, 2002.


     AGGREGATED OPTION EXERCISES IN FISCAL 1996 AND FISCAL YEAR-END VALUES

    The following table sets forth the number of shares covered by stock options held by the Named Executive Officers at June 30, 1996, and also shows the value of "in-the-money" options (market price of the Company's stock less the exercise price) at that date. Except as listed in the table, no other Named Executive Officer exercised any Company stock options or beneficially owned unexercised Company stock options.

                             Number of Securities             Value of Unexercised
                            Underlying Unexercised            In-the-Money Options
                          Options at June 30, 1996             at June 30, 1996(1)
                                      (#)                              ($)
                          ---------------------------     ----------------------------
           Name           Exercisable  Unexercisable       Exercisable   Unexercisable
 -----------------------  ------------ --------------     ------------ ---------------

 Dr. Shelley A. Harrison        300,000        120,000         0               0


 Richard P. Hora . . . .        41,666              0          0               0


 Chester M. Lee  . . . .        10,416        100,000          0               0


 David A. Rossi  . . . .        24,997         66,665          0               0


 John M. Lounge  . . . .        45,831         33,333          0               0


 Margaret E. Grayson . .         8,333         24,999          0               0

-----------------

(1) Based on the difference between the closing market price on June 28, 1996 for the Common Stock, which was $11.00 per share, and the option exercise price. The above valuations may not reflect the actual value of unexercised options as the value of unexercised options will fluctuate with market activity.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Dr. Harrison, the Company's Chairman and Chief Executive Officer, is a member of the Compensation Committee.

Director Compensation

    All directors are reimbursed for expenses incurred in connection with their attendance at meetings of the Board of Directors and non-employee directors receive a fee of $500 per day for each meeting of the Board of Directors they attend. The Company also has a Directors' Stock Option Plan pursuant to which each member of the Board of Directors who is not an employee of the Company who is elected or continues as a member of the Board of Directors is entitled to receive annually options to purchase 5,000 shares of Common Stock at an exercise price equal to fair market value; provided, however, that no director may receive under the Directors' Stock Option Plan options to purchase an aggregate of more than 25,000 shares of Common Stock. The Company does not pay any additional remuneration to officers of the Company for serving as directors.

DIRECTORS' STOCK OPTION PLAN

    In November 1995, the Company adopted a directors' stock option plan (the "Directors' Plan"), pursuant to which each member of the Board of Directors who is not an employee of the Company who is elected or continues as a member of the Board of Directors is entitled to receive annually options to purchase 5,000 shares of Common Stock at an exercise price equal to fair market value; provided, however, that no director may receive under the Directors' Plan options to purchase an aggregate of more than 25,000 shares of Common Stock. The Compensation Committee of the Board of Directors administers the Directors' Plan, however, it cannot direct the number, timing or price of options granted to eligible recipients thereunder.

    Each option grant under the Directors' Plan vests after the first anniversary of the date of grant and expires six years thereafter. The number of shares of Common Stock related to awards that expire unexercised or are forfeited, surrendered, terminated or cancelled are available for future awards under the Directors' Plan. If a director's service on the Board of Directors terminates for any reason other than death, all vested options may be exercisable by such director until the earlier of his or her death or the expiration date of the option grant. In the event of a director's death, any options which such director was entitled to exercise on the date immediately preceding his or her death may be exercised by a transferee of such director for the six month period after the date of the director's death.

    The maximum number of shares of Common Stock reserved for issuance under the Directors' Plan is 250,000 shares (subject to adjustment for certain events such as stock splits and stock dividends). As of August 31, 1996, the Company had not granted any options under the Directors' Plan. The first grants will be made in connection with the Annual Meeting of Stockholders on October 22, 1996.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    Compensation of the Company's executives is subject to review and approval by the Compensation Committee (the "Compensation Committee") of the Company's Board of Directors. The Compensation Committee consists of two outside directors James R. Thompson (Chairman) and Jeffrey Schuss, and the Chairman and Chief Executive Officer of the Company (Dr. Shelley A. Harrison).

Compensation Philosophy.

    In determining executive compensation policies, the Compensation Committee has four primary objectives:

    (1)  to attract, motivate and retain key executive talent;

    (2) to balance the flexibility to reward individuals' skills with the need to structure compensation for defined roles;

    (3) to ensure that executive compensation is competitive with that of other leading companies in related fields; and

    (4) to provide incentives to achieve corporate objectives, thereby contributing to the overall goal of enhancing stockholder value.

    The Compensation Committee's compensation policies discussed below are designed to achieve the foregoing objectives. The Compensation Committee expects to continuously review and refine the Company's compensation practices as necessary to respond to a changing business environment.

    In order to evaluate and establish appropriate compensation practices, the Company consults multiple sources of information. The Compensation Committee uses data from benchmark companies within the aerospace or similar high technology industries to assess the Company's performance and compensation levels. Benchmark companies are selected according to, among other factors, the comparability of their operations, product lines, revenues and markets served. The Compensation Committee seeks to set its executive compensation levels competitively with the benchmark companies, to the extent such targets are consistent with the Compensation Committee's objectives. During fiscal year 1996, the Company retained an independent compensation consultant to evaluate its compensation practices, and, in particular, salary and bonus levels. The Company utilized the recommendations of the compensation consultant's report in setting incentive bonus levels at the end of fiscal year 1996.

Elements of Executive Compensation.

    The Company's executive compensation program has three components: (1) annual cash compensation in the form of base salary and incentive bonus payments, (2) long-term incentive compensation in the form of stock options granted under the Company's Stock Incentive Plan and (3) other compensation and employee benefits generally available to all employees of the Company, such as health insurance. Annual cash compensation is primarily designed to reward current performance. Long-term incentives and other compensation and employee benefits are primarily designed to create performance incentives over the long term for executive officers and employees.

    Base Salary. The base salary for each executive officer is set at a level deemed sufficient to attract and retain qualified executive officers. The Compensation Committee has generally determined target base salaries according to the average base salaries paid by benchmark high technology companies. Aggregate base salary increases are intended to maintain compensation levels that are in line with leading companies in related fields, while individual base salary increases are set to reflect individual performance levels. The base salaries of certain executive officers are subject to minimums set forth in individual employment agreements.

    Incentive Bonuses. Annual cash bonuses are designed to provide incentives based on individual contribution to the achievement of the Company's annual business goals. Bonus payments have generally been reflective of the Company's performance in achieving revenues, profitability and other operating and corporate objectives, as well as the scope of an executive officer's responsibilities. The Compensation Committee makes a determination as to incentive bonus payments at the end of each year based on a subjective valuation of the contributions of individual executive officers to the achievement of the Company's annual business goals. The award of annual incentive bonuses is based on achieving corporate goals and the amount of individual incentive bonus payments is determined by percentage ranges established annually by the Compensation Committee.

    Long-Term Incentives. The grant of stock options is the Company's current method for providing long-term incentive compensation to its employees. The Compensation Committee believes that the use of stock options attracts and retains qualified personnel for positions of substantial responsibility and also serves to motivate its executive officers to promote the success of the Company's business and maximize stockholder value.

Compensation of Chief Executive Officer.

    The Compensation Committee based the fiscal year 1996 Chief Executive Officer ("CEO") compensation on the policies described above. During fiscal 1996, two individuals served, at separate times, in the position of CEO, as described below:

    Richard P. Hora served as CEO from October 1, 1995 until his resignation on April 10, 1996. During fiscal 1996, Mr. Hora received total compensation of $228,955. Mr. Hora's base salary for fiscal 1996 was determined pursuant to an employment agreement entered into in December, 1995 between Mr. Hora and the Company in connection with the Company's initial public offering of its Common Stock. The Compensation Committee deemed that the level selected for Mr. Hora's base salary plus any bonus/long-term incentive compensation was consistent with the compensation paid by benchmark high technology companies, the Company's overall performance, the successful completion of the Company's initial public offering, and the achievement of individual performance objectives as evaluated by the Compensation Committee. No specific weighting was assigned to these factors when Mr. Hora's total compensation for fiscal 1996 was reviewed.

    Dr. Shelley A. Harrison served as Chairman of the Company throughout the fiscal year and assumed the additional position of CEO, effective April 10, 1996. During fiscal 1996, Dr. Harrison and an affiliated partnership received a total of $169,348 for his services. Dr. Harrison's compensation level for fiscal 1996 was deemed by the Compensation Committee to be appropriate given Dr. Harrison's qualifications and contribution to meeting the Company's objectives.

Tax Deductibility of Executive Compensation.

    Section 162(m) of the Internal Revenue Code disallows corporate deductibility for certain compensation paid in excess of $1 million to the Company's Chief Executive Officer and to each of the four other most highly paid executive officers of publicly-held companies. "Performance-based compensation," as defined in Section 162(m), is not subject to the deductibility limitation provided certain stockholder approval and other requirements are met. The Company believes that the stock options granted in fiscal 1996 and prior years satisfied the requirements of federal tax law and thus compensation recognized in connection with such awards should be fully deductible. It is the Company's intention to maximize the deductibility of compensation paid to its officers, to the extent consistent with the best interests of the Company. During fiscal 1996, the Company did not exceed the $1 million deductibility cap with respect to any officer covered by Section 162(m).

                    COMPENSATION COMMITTEE,

                    James R. Thompson, Chairman
                    Jeffrey Schuss
                    Dr. Shelley A. Harrison

EMPLOYMENT AGREEMENTS

    On December 27, 1995, the Company entered into employment agreements (the "Agreements") with each of Mr. Rossi, Mr. Lee and Ms. Grayson. The Agreements provide that the officers will serve the Company in the respective offices listed in the Summary Compensation Table for a term of three years, subject to earlier termination as provided in the Agreements. The Agreements set forth the minimum base salary of each officer during the term of the Agreements ($150,000 for Mr. Rossi; $125,000 for Mr. Lee; and $125,000 for Ms. Grayson), subject to increase at the sole discretion of the Compensation Committee of the Board of Directors. Each officer is also eligible to receive, at the sole discretion of the Compensation Committee, an annual performance-based bonus. The officers are entitled to participate in the employee benefit plans of the Company and are eligible for the grant of stock options, in the sole discretion of the Compensation Committee, under the Company's Stock Incentive Plan. The Agreements include provisions that are effective upon the termination of employment of the officers under certain circumstances. In general, the officers are entitled to continuation of base salary and medical coverage and certain other benefits for six months following a termination of employment by the Company other than for "cause" or a "material breach" (each as defined in the Agreements).

    The Agreements include certain restrictive covenants for the benefit of the Company relating to non-disclosure by the officers of the Company's confidential business information, the Company's right to inventions and technical improvements of the officers, and noncompetition by the officers with the Company's business for a period of six months following termination of employment.

    On December 27, 1995, the Company entered into an employment agreement with Mr. Hora (the "Hora Employment Agreement"), which provided that Mr. Hora would serve the Company as President and Chief Executive Officer for a term of three years, subject to earlier termination as provided in the Hora Employment Agreement. The Hora Employment Agreement provided for a minimum base salary of $190,000 annually, subject to increase at the sole discretion of the Compensation Committee. Under the Hora Employment Agreement, Mr. Hora was also eligible to receive an annual performance-based bonus at the sole discretion of the Compensation Committee. The Hora Employment Agreement included provisions effective upon termination of Mr. Hora's employment under certain circumstances. In general, the Hora Employment Agreement provided for the continuation of base salary and medical coverage and certain other benefits for 12 months following the termination of Mr. Hora's employment by the Company other than for "cause" or a "material breach" (each as defined in the Hora Employment Agreement).

    The Hora Employment Agreement also included certain restrictive covenants for the benefit of the Company relating to non-disclosure by Mr. Hora of the Company's confidential business information, the Company's right to inventions and technical improvements of Mr. Hora, and noncompetition by Mr. Hora with the Company's business for a period of 12 months following termination of employment.

    In connection with Mr. Hora's resignation as President and Chief Executive Officer of the Company on April 10, 1996, the Company agreed to continue Mr. Hora's base salary and benefits for a period of 12 months.

PERFORMANCE GRAPH

    Set forth below is a line graph comparing the Company's cumulative total stockholder return on its Common Stock since December 22, 1995, the date the Common Stock began trading on the Nasdaq National Market (as measured by dividing the difference between the Company's share price at the beginning and the end of the measurement period by the share price at the beginning of the measurement period) with (i) the cumulative total return of the Nasdaq Stock Market Index of U.S. Companies and (ii) the cumulative total return of the Dow Jones Aerospace/Defense Index.


                     COMPARISON OF CUMULATIVE TOTAL RETURN*





                                  [LINE GRAPH]





                                                  NASDAQ                  Dow Jones
 Measurement Period      Spacehab, Inc.        U.S. Company            Aerospace/Defense
                                                  Index                   Index

 12/22/95                $100.00                  $100.00                 $100.00
 06/30/96                 $91.70                  $113.80                 $113.50



-----------------------
* Assumes that the value of an investment in the Company's Common Stock, the Nasdaq Stock Market Index of U.S. Companies and the Dow Jones Aerospace/Defense Index was $100 on December 22, 1995 and that all dividends were reinvested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth at June 30, 1996, certain information regarding the beneficial ownership of Common Stock held by (i) each person known by the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) each of the Company's directors and director nominees, (iii) the Named Executive Officers and (iv) all directors and executive officers of the Company as a group:

                                        Beneficial Ownership
                                        --------------------
                                     Number             Percent(1)
                                     of Shares          -------
                                     ---------
 PRINCIPAL STOCKHOLDERS:
 Zesiger Capital Group LLC . . . . .  1,083,257(2)         9.7%
 SPACEHAB Taiwan, Inc. . . . . . . .    791,666(3)          7.2
 Mitsubishi Corporation  . . . . . .    639,581(4)          5.8
 NON-EMPLOYEE DIRECTORS:
 Dr. Shi H. Huang  . . . . . . . . .    924,183(5)          8.3
 Alvin L. Reeser . . . . . . . . . .    115,624(6)          1.0
 Hironori Aihara . . . . . . . . . .     12,498(7)            *
 Robert A. Citron  . . . . . . . . .     92,695(8)            *
 Dr. Edward E. David, Jr.  . . . . .     12,498(9)            *
 Dr. Brad M. Meslin  . . . . . . . .    45,857(10)            *
 Dr. Udo Pollvogt  . . . . . . . . .    12,498(11)            *
 Jeffrey Schuss  . . . . . . . . . .    21,663(12)            *
 James R. Thompson . . . . . . . . .    12,498(13)            *
 Prof. Ernesto Vallerani . . . . . .    12,499(14)            *
 DIRECTOR NOMINEE:
 Gordon S. Macklin . . . . . . . . .            --           --
 NAMED EXECUTIVE OFFICERS:
 Dr. Shelley A. Harrison . . . . . .   674,893(15)          5.8
 Richard P. Hora** . . . . . . . . .    41,666(16)            *
 David A. Rossi  . . . . . . . . . .    24,997(17)            *
 Chester M. Lee  . . . . . . . . . .    68,345(18)            *
 Margaret E. Grayson . . . . . . . .     8,333(19)            *
 John M. Lounge  . . . . . . . . . .    45,931(20)            *
 ALL DIRECTORS AND EXECUTIVE
 OFFICERS
  AS A GROUP (17 PERSONS)  . . . . .     2,170,426         18.2

* Indicates beneficial ownership of less than 1% of the outstanding shares of Common Stock.
** Mr. Hora resigned as Chief Executive Officer, President and as a director effective April 10, 1996.
(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of June 30, 1996, the Company had 11,069,237 shares of Common Stock outstanding.
(2) Represents (i) immediately exercisable warrants to purchase 103,883 shares of Common Stock and (ii) 979,374 shares of Common Stock held by Zesiger Capital Group LLC ("ZCG") in discretionary accounts for the benefit of its clients. ZCG disclaims beneficial ownership of all warrants and shares of Common Stock held by it. Its address is 320 Park Avenue, New York, New York 10022.
(3) Except for its ownership of shares of Common Stock, SPACEHAB Taiwan, Inc. has no other affiliation with the Company. Its address is 14th Floor No. 180, Chang-Shiao E. Road, Sec. 4, Taipei, Taiwan, R.O.C.

(4) Includes an aggregate of 614,582 shares of Common Stock and immediately exercisable warrants to purchase 24,999 shares of Common Stock beneficially owned by Mitsubishi Corporation and its affiliates. The address of Mitsubishi Corporation is 3-1, Marunouchi 2-chome, Chiyoda-ku, Tokyo, Japan.
(5) Includes: (i) immediately exercisable options to purchase 12,498 shares of Common Stock and 791,666 shares of Common Stock held by SPACEHAB Taiwan, Inc., of which Dr. Huang is Chairman and shares voting and investment power with respect to such shares of Common Stock and (ii) 120,019 shares of Common Stock held by Chinfon Global Corp., of which Dr. Huang is the Chairman of the Board and retains investment and voting power with respect to such securities. Dr. Huang's address is c/o SPACEHAB Taiwan, Inc., 14th Floor No. 180, Chang-Shiao E. Road, Sec. 4, Taipei, Taiwan, R.O.C.
(6) Represents the aggregate amount of immediately exercisable options to purchase shares of Common Stock.
(7) Represents immediately exercisable options to purchase 12,498 shares of Common Stock. Excludes 614,582 shares of Common Stock and immediately exercisable warrants to purchase 24,999 shares of Common Stock held by Mitsubishi Corporation and its affiliates. Mr. Aihara is the Managing Director of Information Systems and Services Group of Mitsubishi Corporation. Mr. Aihara disclaims beneficial ownership of all warrants and shares of Common Stock held by Mitsubishi Corporation and its affiliates.
(8) Includes immediately exercisable options to purchase 12,498 shares of Common Stock.
(9) Represents immediately exercisable options to purchase 12,498 shares of Common Stock.
(10) Includes: 1,537 shares of Common Stock held in the CSP Associates, Inc. ("CSP") Profit Sharing Plan & Trust for the benefit of Dr. Meslin; (ii) immediately exercisable options to purchase 8,332 shares of Common Stock held by CSP for the benefit of Dr. Meslin; (iii) 8,487 shares of Common Stock held by CSP, of which Dr. Meslin is the managing director; and (iv) immediately exercisable options to purchase 4,166 shares of Common Stock. Dr. Meslin disclaims beneficial ownership of all shares of Common Stock held by CSP which are not held for his benefit.
(11) Represents immediately exercisable options to purchase 12,498 shares of Common Stock.
(12) Includes immediately exercisable options to purchase 12,498 shares of Common Stock and immediately exercisable warrants to purchase 2,707 shares of Common Stock.
(13) Represents immediately exercisable options to purchase 12,498 shares of Common Stock.
(14) Includes immediately exercisable options to purchase 12,498 shares of Common Stock. Excludes an aggregate of 343,416 shares of Common Stock and Company warrants held by Alenia Spazio, of which Prof. Vallerani serves as President. Prof. Vallerani disclaims beneficial ownership of all shares of Common Stock and all warrants held by Alenia Spazio.
(15) Includes: (i) immediately exercisable options to purchase 300,000 shares of Common Stock; (ii) immediately exercisable warrants to purchase 190,686 shares of Common Stock held by Poly Ventures, of which Dr. Harrison is a managing general partner and shares voting and investment power with respect to shares of Common Stock beneficially owned by Poly Ventures and its affiliates; (iii) 26,918 shares of Common Stock and immediately exercisable options held by Poly Ventures Associates, Inc. to purchase 74,998 shares of Common Stock; and (iv) 82,291 shares of Common Stock held by Harrison Enterprises, Inc., of which Dr. Harrison is a director and officer and retains sole voting and investment power with respect to such shares.
(16) Represents the aggregate amount of immediately exercisable options to purchase shares of Common Stock.
(17) Represents immediately exercisable options to purchase 24,997 shares of Common Stock.
(18) Includes 2,987 shares of Common Stock held in the Chester M. Lee Revocable Trust, of which Mr. Lee is the sole trustee, and immediately exercisable warrants and options to purchase 778 and 64,580 shares of Common Stock, respectively.
(19) Represents immediately exercisable options to purchase 8,333 shares of Common Stock.
(20) Includes immediately exercisable options to purchase 45,831 shares of Common Stock. The information required by this item will be contained in the Company's definitive 1996 Proxy.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On August 7, 1995, the Company and CSP Associates, Inc. ("CSP") entered into a consulting agreement (the "CSP Consulting Agreement"), whereby CSP agreed to render consulting services to the Company regarding the Company's initial public offering and the operation and expansion of the Company's business for an aggregate consulting fee of $99,000. The initial duration of the CSP Consulting Agreement was from August 14, 1995 through February 14, 1996. As of February 21, 1996, the CSP Consulting Agreement was extended to September 30, 1996 for an aggregate fee of $105,000. During the extended period of the CSP Consulting Agreement, CSP is to focus its efforts on acquisition and joint venture assistance and development. CSP shall be entitled to receive a "success fee" under certain circumstances, in an amount to be determined. The Company is also required to pay CSP for the actual and reasonable expenses incurred by its personnel in connection with the rendering of services under the CSP Consulting Agreement. Dr. Meslin, a director of the Company, is also the Managing Director of CSP.

     On August 14, 1996, the Company entered into a consulting agreement with Gordon S. Macklin (the "Macklin Consulting Agreement"), whereby Mr. Macklin agreed to render consulting services to the Company in connection with potential strategic acquisition opportunities and investor relations support for a monthly retainer fee of $2,000 and the one-time grant of immediately exercisable options to purchase 10,000 shares of Common Stock at an exercise price per share of $8.75. The Macklin Consulting Agreement is for a one-year term, commencing on August 14, 1996.

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

                                                                              PAGE
     Report of KPMG Peat Marwick LLP, Independent Public Accountants.........  14
     Balance Sheets..........................................................  15
     Statements of Income....................................................  16
     Statements of Stockholders' Equity......................................  17
     Statements of Cash Flows................................................  18
     Notes to Financial Statements...........................................  19


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

10.11*    Amendment No. 1 to the Credit Agreement, dated July 18, 1995.

10.12*** Amended and Restated Credit Agreement, dated August 20, 1996 among the Registrant, the Insurers listed therein and the Chase Manhattan Bank (National Association), as agent.

10.13*    SPACEHAB, Incorporated Directors' Stock Option Plan.

10.14*    SPACEHAB, Incorporated 1994 Stock Incentive Plan.

10.15* Office Building Lease Agreement, dated December 22, 1992, between Gateway Associates Limited Partnership and the Registrant (Arlington, Virginia headquarters lease).

10.16*** Office Building Lease Agreement, dated March 8, 1996 between The Equitable Life Assurance Society of The United States and the Registrant (Vienna, Virginia headquarters lease).

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

10.18* Amended and Restated Space Systems Development Agreement, dated June 24, 1994, between NASA and the Registrant (the "SSDA").

10.19* SSDA Termination Letter Agreement, dated July 13, 1995, between NASA and the Registrant.

10.20* Letter Agreement, dated March 24, 1995, between Alenia Spazio and the Registrant.

10.21* Consulting Agreement, dated August 7, 1995 by and between CSP Associates, Inc. and the Registrant.

10.22*** Extension of Consulting Agreement between CSP Associates, Inc. and the Registrant, dated February 21, 1996.

10.23*** Consulting Agreement, dated August 14, 1996 by and between Gordon S. Macklin and the Registrant.

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

10.43** Indemnification Agreement, dated December 27, 1995, between the Company and Margaret E. Grayson.

10.44** Indemnification Agreement, dated December 27, 1995, between the Company and Dr. Udo Pollvogt.

10.45** Indemnification Agreement, dated December 27, 1995, between the Company and Ernesto Vallerani.

10.46** Indemnification Agreement, dated December 27, 1995, between the Company and Hironori Aihara.

11.*** For Statement re Computation of Per Share Earnings, see Note 2 to the Financial Statements.

12.***    Annual Report to Stockholders for the Fiscal Year Ended June 30,
          1996.

21.***    Subsidiaries of the Registrant.

23.***    Consent of KPMG Peat Marwick LLP.

27        Financial Data Schedule.

-----------------------------------------------------------------------------

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33- 97812) and all amendments thereto, originally filed with the Securities and Exchange Commission on October 5, 1995.

** Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ending December 31, 1995, filed February 14, 1996.

*** Incorporated by reference to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996, filed with the Securities and Exchange Commission on September 17, 1996.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  December 17, 1996


                              By: /s/ MARGARET E. GRAYSON
                                  -----------------------
                                    Margaret E. Grayson, Vice
                                    President of Finance, Treasurer
                                    and Assistant Secretary (Principal
                                    Accounting Officer and CFO)