Form 10-Q/A
period 1996-09-30
SPACEHAB INC \WA\
filed 1996-12-19
CIK 1001907

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q

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
                                 (703) 821-3000

       Incorporated in the State of Washington                  IRS Employer
                                                                Identification
                                                                No. 91-1273737

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

                             SPACEHAB, INCORPORATED
                SEPTEMBER 30, 1996 QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS


 PART 1 - FINANCIAL INFORMATION                                                                                      PAGE
 ------------------------------                                                                                      ----
    Item 1.  Unaudited Financial Statements
             Condensed Balance Sheets as of June 30, and September 30, 1996.....................                       3
             Condensed Statements of Operations for the
             Three months ended September 30, 1996 and 1995.....................................                       4
             Condensed Statements of Cash Flows for the
             Three Months Ended September 30, 1996 and 1995.....................................                       5
             Notes to Condensed Financial Statements ...........................................                       6
    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations .........................................................                       7
 PART II - OTHER INFORMATION
    Item 4.  Submission of Matters to a Vote of Security Holders ...............................                      10
    Item 6.  Exhibits and Reports on Form 8-K  .................................................                      10

PART 1:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             SPACEHAB, INCORPORATED
                            CONDENSED BALANCE SHEETS


                                                                          JUNE 30,             SEPTEMBER 30,
                                                                            1996                   1996
                                                                          (AUDITED)             (UNAUDITED)
                                                                       ---------------        ----------------
                               ASSETS
 Cash and Cash Equivalents                                            $     50,795,548       $       44,991,827
 Receivable from NASA                                                        5,445,765                6,170,315
 Prepaid and other assets                                                      184,660                  861,996
                                                                      ----------------       ------------------
      Total current assets                                                  56,425,973               52,024,138
 Property, plant and equipment, net of
  accumulated depreciation and amortization
  of $27,987,042 and $30,433,697                                            70,490,451               68,931,035
 Deferred mission costs                                                      2,705,422                4,577,583
 Other assets, net                                                              86,769                   92,822
                                                                      ----------------       ------------------
      Total assets                                                    $    129,708,615       $      125,625,578
                                                                      ================       ==================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
      Loan payable under credit agreement, current portion            $      2,500,000       $          500,000
      Accounts payable and accrued expenses                                  3,270,882                1,415,997
      Accrued consulting and subcontracting services                         4,712,733                3,885,673
                                                                      ----------------       ------------------
           Total current liabilities                                        10,483,615                5,801,670
 Loans payable under credit agreement, net of current portion                6,179,062                1,500,000
 Notes payable to shareholder                                                9,968,503               10,266,201
 Convertible note payable                                                    1,170,338                1,189,463
 Deferred flight revenue                                                    30,311,227               39,047,926
                                                                      ----------------       ------------------
           Total liabilities                                                58,112,745               57,805,260
                                                                      ----------------       ------------------
 Commitments
 Stockholders' equity
      Common stock, no par value, authorized
        30,000,000 shares, issued and outstanding
        11,069,237 and 11,071,237 shares, respectively                      79,862,700               79,886,700
      Additional paid-in capital                                                16,299                   16,299
      Accumulated deficit                                                  (8,283,129)             (12,082,681)
                                                                      ----------------       ------------------
           Total stockholders' equity                                       71,595,870               67,820,318
                                                                      ----------------       ------------------
           Total liabilities and stockholders' equity                 $    129,708,615       $      125,625,578
                                                                      ================       ==================

See accompanying notes to unaudited condensed financial statements.

                             SPACEHAB, INCORPORATED
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                                        1995                          1996
                                                                 -----------------            ------------------
 Revenue                                                        $                -            $         113,242
 Cost of revenues:
    Integration and operations                                           3,415,300                    2,547,255
    Depreciation                                                         2,064,104                    2,376,139
                                                                ------------------            -----------------
       Total costs of revenue                                            5,479,404                    4,923,394
 Gross profit (loss)                                                   (5,479,404)                  (4,810,152)
 Operating expenses:
    Marketing, general and administrative                                1,378,653                    1,360,407
    Research and development                                                     -                           -
                                                                ------------------            -----------------
       Total operating expenses                                          1,378,653                    1,360,407
                                                                ------------------            -----------------
       Income (loss) from operations                                   (6,858,057)                  (6,170,559)
 Interest expense, net of capitalized amounts                              353,035                      360,282
 Interest and other income                                                       -                    (354,909)
 Other expense                                                              52,599                      897,649
                                                                ------------------            -----------------
       Income (loss) before income taxes                               (7,263,691)                  (7,073,581)
 Income tax expense                                                         15,664                            -
                                                                ------------------            -----------------
       Net income (loss) before extraordinary item              $      (7,279,355)            $     (7,073,581)
 Extraordinary item - gain on early retirement of debt, net                      0                    3,274,029
                                                                ------------------            -----------------
       Net income (loss)                                        $      (7,279,355)            $     (3,799,552)
 Net (loss) per common and common equivalent share:
   Net (loss) before extraordinary item                                     (1.08)                       (0.64)
   Extraordinary item                                                            -                         0.30
                                                                ------------------            -----------------
 Net income (loss) per common and common equivalent share
                                                                $           (1.08)            $         (0. 34)
                                                                ==================            =================
 Shares used in computing net income (loss)
    per common and common equivalent share                               6,764,276                   11,070,910
                                                                ==================            =================

See accompanying notes to unaudited condensed financial statements.

                             SPACEHAB, INCORPORATED
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                                                1995                     1996
                                                                         ---------------         ----------------
 Cash flows provided by operating activities:
   Net income (loss)                                                     $     (7,279,355)       $     (3,799,552)
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                                2,120,722               2,446,655
     Gain on early retirement of debt, net of taxes, before
      legal expenses                                                                     -             (3,384,016)
    Interest converted to notes payable                                            277,097                 316,823
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                               (1,716,828)               (724,550)
      Decrease (increase) in prepaid and other
        current assets                                                            (24,218)               (677,336)
      Decrease (increase) in deferred mission costs                            (1,525,431)             (1,872,161)
      Decrease (increase) in other assets                                        (165,968)                 (6,053)
      Increase (decrease) in deferred flight revenue                            11,094,686               8,736,699
      Increase (decrease) in accounts payable
        and accrued expenses                                                       677,460             (2,105,524)
      Increase (decrease) in accrued consulting
        and subcontracting services                                                351,342               (827,060)
                                                                         -----------------       -----------------
          Total adjustments                                                     11,088,862               1,903,477
                                                                         -----------------       -----------------
          Net cash provided (used) by operating activities                       3,809,507             (1,896,075)
                                                                         -----------------       -----------------
 Cash flows used by investing activities:
   Payments for modules in construction                                        (2,905,691)                 (2,232)
   Purchase of property and equipment                                             (19,415)               (634,368)
                                                                         -----------------       -----------------
          Net cash used by investing activities                                (2,925,106)               (636,600)
                                                                         -----------------       -----------------
 Cash flows used by financing activities:
   (Payment to) Proceeds of note payable to Insurers                               281,660             (3,185,060)
   Payment of legal fees on early retirement of debt                                                     (109,986)
   Proceeds from loan payable to shareholder                                       837,478
   Proceeds from issuance of common stock                                        3,600,000                  24,000
                                                                         -----------------       -----------------
          Net cash provided (used) by
            financing activities                                                 4,719,138             (3,271,046)
                                                                         -----------------       -----------------
          Net increase (decrease) in cash
            and cash equivalents                                                 5,603,539             (5,803,721)
 Cash and cash equivalents at beginning of period                                1,437,481              50,795,548
                                                                         -----------------       -----------------
 Cash and cash equivalents at end of period                              $       7,041,020       $      44,991,827
                                                                         =================       =================

See accompanying notes to unaudited condensed financial statements.

SPACEHAB, INCORPORATED
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments consisting of only normal recurring accruals necessary for a fair presentation of the financial position of SPACEHAB, INCORPORATED ("SPACEHAB" or the "Company") as of September 30, 1996, and the results of its operations and cash flows for the three months ended September 30, 1995 and 1996. However, the financial statements are unaudited, and do not include all related footnote disclosures. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year. The Company's results of operations fluctuate significantly from quarter to quarter. The interim unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements appearing in the Company's Form 10-K/A for the period ended June 30, 1996.

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

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The separate Index to Exhibits accompanying this filing is incorporated herein by reference.

         (b) Reports on Form 8-K. No Report on Form 8-K was filed during the period ended September 31, 1996.

         EXHIBIT NO.                       DESCRIPTION OF EXHIBITS
         -----------                       ------------------------

         10.1** NASDA Contract, dated July 1996, between the Registrant and Mitsubishi Corporation (the "NASDA/ESA Contracts").

         10.2** ESA Contract, dated September 18, 1996, between the Registrant and INTOSPACE GmbH (the "NASDA/ESA Contracts")

         10.3* Amended and Restated Credit Agreement, dated August 20, 1996, among the Registrant, the insurers listed therein and the Chase Manhattan Bank (National Association), as agent.

         11.              Statement re Computation of Per Share Earnings.


         27.              Financial Data Schedule


         * Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ending June 30, 1996 filed with the Securities and Exchange Commission on September 17, 1996.


         ** Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1996 filed with the Securities and Exchange Commission on November 12, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SPACEHAB, INCORPORATED
Date: December  17, 1996                  /s/ MARGARET E. GRAYSON
------------------------                  -----------------------
                                          Margaret E. Grayson
                                          Vice President of Finance (CFO)
                                          Treasurer, and Assistant Secretary
                                          (Principal Financial and Accounting
                                          Officer)