Form 10-Q
period 1996-12-31
SPACEHAB INC \WA\
filed 1997-02-12
CIK 1001907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
        For the quarterly period ended...............December 31, 1996


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



          Incorporated in the State of           I.R.S. Employer
          Washington                             Identification
                                                 No. 91-1273737



The number of shares of Common Stock outstanding as of the close of business on February 12, 1997:


               Class              Number of Shares Outstanding
            Common Stock                  11,146,237


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

                             SPACEHAB, INCORPORATED
                 DECEMBER 31, 1996 QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


PART 1   FINANCIAL INFORMATION                                    Page

  Item 1.   Unaudited Financial Statements

         Condensed Balance Sheets as of June 30, 1996 and
         December 31, 1996                                           3

         Condensed Statements of Operations for the Three and
         Six months ended December 31, 1996 and 1995                 4

         Condensed Statements of Cash Flows for the
         Six months ended December 31, 1996 and 1995                 5

         Notes to Condensed Financial Statements                     6


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        7


Part II - Other Information

  Item 4. Submission of Matters to a Vote of Security Holders       10

  Item 6. Exhibits and Reports on Form 8-K                          10

PART 1:  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                            SPACEHAB, INCORPORATED
                           Condensed Balance Sheets




                                                     June 30,       December 31,
                                                       1996            1996
                                                     (audited)      (unaudited)
                                                  -------------    -------------
                              ASSETS

Cash and Cash Equivalents .....................   $  50,795,548    $  44,472,678
Receivable from NASA ..........................       5,445,765        7,046,757
Prepaid and other assets ......................         184,660        1,081,532
                                                  -------------    -------------
     Total current assets .....................      56,425,973       52,600,967
Property, plant and equipment, net of
 accumulated depreciation and amortization
 of $27,987,042 and $32,881,933 ...............      70,490,451       68,460,201
Deferred mission costs ........................       2,705,422        2,805,295
Other assets, net .............................          86,769          208,736
                                                  -------------    -------------
     Total assets .............................   $ 129,708,615    $ 124,075,199
                                                  =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Loan payable under credit agreement,
       current portion ........................   $   2,500,000    $     500,000
     Accounts payable and accrued expenses ....       3,270,882        1,289,336
     Accrued consulting and subcontracting
       services ...............................       4,712,733        4,443,044
                                                  -------------    -------------
          Total current liabilities ...........      10,483,615        6,232,380
Loan payable under credit agreement, net of
  current portion .............................       6,179,062        1,500,000
Notes payable to shareholder ..................       9,968,503       10,579,859
Convertible note payable ......................       1,170,338             --
Deferred flight revenue .......................      30,311,227       25,712,652
                                                  -------------    -------------
          Total liabilities ...................      58,112,745       44,024,891
Commitments
Stockholders' equity
     Common stock, no par value, authorized
      30,000,000 shares, issued and outstanding
      11,069,237 and 11,146,237 shares,
      respectively ............................      79,862,700       81,057,164
     Additional paid-in capital ...............          16,299           16,299
     Accumulated deficit ......................      (8,283,129)      (1,023,155)
                                                  -------------    -------------
          Total stockholders' equity ..........      71,595,870       80,050,308
                                                  =============    =============
          Total liabilities and stockholders'
            equity ............................   $ 129,708,615    $ 124,075,199
                                                  =============    =============










     See accompanying notes to unaudited condensed financial statements.

                            SPACEHAB, INCORPORATED
                 Unaudited Condensed Statements of Operations




                                                Three Months                     Six Months
                                             Ended December 31,              Ended December 31,
                                       ----------------------------    ----------------------------
                                           1995            1996           1995             1996
                                       ------------    ------------    ------------   -------------

Revenue ............................   $       --      $ 22,992,176    $       --      $ 23,105,418

Costs of revenue:
   Integration and operations ......      2,065,042       6,425,204       5,480,342       8,972,459
   Depreciation ....................      2,064,104       2,376,138       4,128,208       4,752,277
   Insurance .......................           --           106,250            --           106,250
                                       ------------    ------------    ------------    ------------
      Total costs of revenue .......      4,129,146       8,907,592       9,608,550      13,830,986

Gross profit (loss) ................     (4,129,146)     14,084,584      (9,608,550)      9,274,432

Operating expenses:
   Marketing, general and
     administrative ................        773,683       1,622,120       2,152,336       2,982,527
   Research and development ........        100,000         314,564         100,000         314,564
                                       ------------    ------------    ------------    ------------
      Total operating expenses .....        873,683       1,936,684       2,252,336       3,297,091
                                       ------------    ------------    ------------    ------------
      Income (loss) from operations      (5,002,829)     12,147,900     (11,860,886)      5,977,341

Interest expense, net of capitalized
  amounts ..........................        349,703         318,035         702,738         678,317
Interest and other income ..........        (78,921)       (459,665)        (78,921)       (814,574)
Other expense ......................           --              --            52,599         897,649
                                       ------------    ------------    ------------    ------------
      Income (loss) before income
        taxes ......................     (5,273,611)     12,289,530     (12,537,302)      5,215,949

Income tax expense .................           --         1,230,000          15,664       1,230,000
                                       ------------    ------------    ------------    ------------
      Income (loss) before
        etraordinary item ..........     (5,273,611)     11,059,530     (12,552,966)      3,985,949

Extraordinary item - gain on early
retirement of debt, net of taxes ...           --              --              --         3,274,029
                                       ------------    ------------    ------------    ------------
      Net income (loss) ............   $ (5,273,611)   $ 11,059,530    $(12,552,966)   $  7,259,978
                                       ============    ============    ============    ============

Net income (loss) per common and
 common equivalent share:
  Income (loss) before extraordinary
    item ...........................   $      (0.98)   $       0.99    $      (2.42)   $       0.35
  Extraordinary item ...............           --              --              --              0.30
                                       ------------    ------------    ------------    ------------
Net income (loss) per common and
  common equivalent share ..........   $      (0.98)   $       0.99    $      (2.42)   $       0.65
                                       ============    ============    ============    ============
Shares used in computing net income
  (loss)per common and common
  equivalent share .................      5,381,094      11,115,999       5,181,134      11,093,851
                                       ============    ============    ============    ============









     See accompanying notes to unaudited condensed financial statements.

                            SPACEHAB, INCORPORATED
                 Unaudited Condensed Statements of Cash Flows


                                               Six Months Ended December 31,
                                                   1995            1996
                                              --------------  ---------------
    Cash flows provided by operating activities:
     Net income (loss) .........................   $(12,552,966)   $  7,259,978
      Adjustments to reconcile net income
       (loss) to net cash provided (used)
        by operating activities:
       Depreciation and amortization ...........      4,248,871       4,894,891
        Gain on early retirement of debt,
          net of taxes, before legal
          expenses .............................           --        (3,383,892)
       Interest converted to notes payable .....      1,225,749         611,356
       Changes in assets and liabilities:
         Decrease (increase) in accounts
          receivable ...........................     (2,508,407)     (1,600,992)
         Decrease (increase) in prepaid
          insurance ............................        (98,454)       (241,111)
         Decrease (increase) in prepaid and
          other current assets .................       (152,735)       (655,761)
         Decrease (increase) in deferred
          mission costs ........................     (3,304,199)        (99,873)
         Decrease (increase) in other assets ...         11,060        (121,967)
         Increase (decrease) in deferred
          flight revenue .......................     18,977,614      (4,598,576)
         Increase (decrease) in accounts
          payable and accrued expenses .........      1,499,045      (2,232,186)
         Increase (decrease) in accrued
          consulting and subcontracting
          services .............................        485,329        (269,689)
                                                   ------------    ------------
             Total adjustments .................     20,383,873      (7,697,800)
                                                   ------------    ------------
             Net cash provided (used) by
               operating activities ............      7,830,907        (437,822)
                                                   ------------    ------------

    Cash flows used by investing activities:
      Purchase of property plant and
       equipment ...............................     (2,755,187)     (2,614,002)
                                                   ------------    ------------
             Net cash used by investing
               activities ......................     (2,755,187)     (2,614,002)
                                                   ------------    ------------

    Cash flows used by financing activities:
      Payment of note payable to Insurers ......           --        (3,185,060)
      Payment of loan payable under credit
        agreement ..............................     (8,454,210)           --
      Payment of legal fees on early
        retirement of debt .....................           --          (109,986)
      Proceeds from exercise of employee stock
       options .................................        240,000          24,000
      Proceeds from private placement of stock .      3,600,000            --
      Proceeds from issuance of common stock ...     41,557,551            --
                                                   ------------    ------------
             Net cash provided (used) by
               financing activities ............     36,943,341      (3,271,046)
                                                   ------------    ------------

             Net increase (decrease) in cash
               and cash equivalents ............     42,019,061      (6,322,870)
    Cash and cash equivalents at beginning
      of period ................................      1,437,481      50,795,548
                                                   ------------    ------------
    Cash and cash equivalents at end of
      period ...................................   $ 43,456,542    $ 44,472,678
                                                   ============    ============





     See accompanying notes to unaudited condensed financial statements.

                            SPACEHAB, INCORPORATED

Notes to Unaudited Condensed Financial Statements


1.  Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments consisting of only normal recurring accruals necessary for a fair presentation of the financial position of SPACEHAB, INCORPORATED ("SPACEHAB" or the "Company") as of December 31, 1996, and the results of its operations for the three and six months ended December 31, 1995 and 1996 and cash flows for the six months ended December 31, 1995 and 1996. However, the financial statements are unaudited, and do not include all related footnote disclosures.

The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the full year. The Company's results of operations fluctuate significantly from quarter to quarter. The interim unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements appearing in the Company's Form 10-K/A for the period ended June 30, 1996.

2.  Revenue Recognition:

Revenue is recognized at the completion of each of the remaining missions under the existing Commercial Middeck Augmentation Module and the Russian Space Station Mir contracts, including options. For new contract awards for which the capability to successfully complete the contract can be demonstrated at contract inception, revenue recognition under the percentage-of-completion method will be reported based on costs incurred over the period of the contract. During the first quarter of fiscal 1997, SPACEHAB began integration work on two international experiments, one for NASDA, the Japanese Space Agency, and one for ESA, the European Space Agency. The percentage of completion method will result in the recognition of revenue over the period of contract performance, thereby decreasing the quarter by quarter fluctuation of reported revenue.

3.  Statements of Cash Flows - Supplemental Information.

(a) Cash paid for interest costs was approximately $703,000 and $678,000 for the six months ended December 31, 1995 and 1996, respectively. The Company capitalized interest of approximately $387,000 and $23,000 during the six months ended December 31, 1995 and 1996, respectively.
(b) The Company paid approximately $175,000 and $1.4 million for income taxes during the six months ended December 31, 1995 and 1996, respectively.
(c) During the six months ended December 31, 1995, all of the Company's 4,011,345 shares of preferred stock were automatically converted to 1,671,312 shares of common stock concurrent with the Company's initial public offering.
(d) During the six months ended December 31, 1996, the Company's convertible note payable, with a carrying value of approximately $1.2 million, was converted into 75,000 shares of common stock.

4.  Amended and Restated Credit Agreement:

During August 1996, the Company entered into an amended and restated credit agreement with its two senior lenders, which became effective on August 20, 1996. As a result of this agreement the Company has recognized an extraordinary gain of approximately $4.2 million, before applicable income taxes and other related expenses. Prior to the completion of this August 20, 1996 amendment, SPACEHAB had outstanding debt under the credit agreement of $8.7 million to one of the senior lenders, $3.2 million bearing interest at a rate of 1% per month and $5.5 million non-interest bearing. A payment of $2.5 million was made on August 20, 1996 and an unsecured note in the amount of $2 million was given to this senior lender. The $2 million note is non-interest bearing and will be repaid over five years beginning in August 1997. All other remaining indebtedness  to this  senior  lender  was  canceled.  There was no  outstanding indebtedness to the second senior lender and the Company projected no requirements for borrowing under the $6 million revolving line of credit provided by the second senior lender. This lending commitment was terminated in the August 20, 1996 amendment and restatement in exchange for release of all liens and restrictive covenants of this second lender.

5.     Subsequent Event - Acquisition of Astrotech

On February 6, 1997 the Company agreed to acquire the assets of Astrotech Operations, L.P., ("Astrotech") a subsidiary of Northrop Grumman Corporation. Astrotech provides payload processing facilities at Cape Canaveral, Florida and Vandenberg Air Force Base in California. These facilities are provided to launch service providers on a fixed price basis. The completion of the acquisition is subject to certain conditions of closing.

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


GENERAL

   SPACEHAB, Incorporated ("SPACEHAB" or the "Company") was incorporated in 1984 to commercially develop space habitat modules to operate in the cargo bay of the Space Shuttles.

   SPACEHAB recognizes revenue under its two principal contracts with the U.S. National Aeronautics and Space Administration ("NASA"), the CMAM Contract and the Mir Contract, upon the completion of each Space Shuttle mission carrying SPACEHAB Modules. The CMAM contract supports scientific and commercial microgravity research on five Space Shuttle flights while the Mir Contract provides logistics to the Russian Mir Space Station. Revenue is comprised of payment for leasing lockers and/or volume within the SPACEHAB Modules and for the integration and operations support services provided to scientists and researchers responsible for the experiments and/or logistics supplies for SPACEHAB missions aboard the shuttle system. For new contract awards for which the capability to successfully complete the contract can be demonstrated at contract inception, revenue recognition under the percentage-of-completion method will be reported based on costs incurred over the period of the contract. In late September of 1996, SPACEHAB entered into an agreement with the Japanese Space Agency (NASDA) and with the European Space Agency (ESA), (the "NASDA/ESA" contract), pursuant to which SPACEHAB will provide hardware and integration operations for scientific microgravity experiments to NASDA and ESA aboard the SPACEHAB Double Module on STS-84. This mission is currently scheduled for May of 1997. The Company expects to recognize additional revenue during fiscal 1997 of approximately $4.14 million. During the first quarter of fiscal 1997, SPACEHAB began integration work on the NASDA/ESA contract. The percentage of completion method will result in the recognition of revenue over the period of contract performance, thereby decreasing the quarter by quarter fluctuation of reported revenue.

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


RESULTS OF OPERATIONS

For the three months ended December 31, 1996 as compared to the three months ended December 31, 1995.

   Revenue. The Company recorded revenue of approximately $23.0 million for the three months ended December 31, 1996. There was no revenue recognized during the three months ended December 31, 1995. In accordance with the Company's revenue recognition policy for the Mir and the CMAM Contracts, revenue is recorded at the completion of a mission when the SPACEHAB modules are returned to the Company. Revenue has been recognized for the final portion of the CMAM contract and the second Mir mission during the quarter ended December 31, 1996.
Approximately $813,000 of the Company's revenue for the three months ended December 31, 1996 was related to the NASDA/ESA contract and is recorded using the percentage of completion method of revenue recognition.

   Costs of Revenue. Costs of revenue for the quarter ended December 31, 1996 increased 116.0% to $8.9 million, as compared to $4.1 million for quarter ended December 31, 1995. This increase is due primarily to an increase of approximately $4.4 million of integration and operations expenses. Because mission specific expenses are reported at the time of a flight under the Mir and CMAM contracts, these expenses are significantly higher during a quarter in which there is a flight. There was one flight during the quarter ended December 31, 1996 as compared to the quarter ended December 31, 1995, when there were no flights. Integration and operations costs relating to the CMAM and the Mir Contracts were $0.4 million and $5.3 million, respectively, for the quarter ended December 31, 1996, as compared with $0.7 million and $1.4 million, respectively, for the quarter ended December 31, 1995. Additionally, NASDA/ESA contract costs were approximately $0.8 million for the quarter ended December 31, 1996. There were no NASDA/ESA costs incurred during the quarter ended December 31, 1995.

   Operating Expenses. Operating expenses increased approximately 122% to approximately $1.9 million for the three months ended December 31, 1996 as compared to approximately $0.9 million for the three months ended December 31, 1995. This increase is due primarily to the Company's efforts to increase staff, adding strength in engineering, design and research and development. As of December 31, 1996, the Company's staff had increased by nearly fifty percent compared to the quarter ended December 31, 1995.

   Interest Expense. Interest expense was approximately $318,000 for the three months ended December 31, 1996 as compared to approximately $350,000 for the three months ended December 31, 1995. There was approximately $23,000 capitalized amounts for the quarter ended December 31, 1996. There was no interest capitalized during the quarter ended December 31, 1995. Interest is capitalized based on the construction of the Company's Science Double Module. It is anticipated that this Science Double Module will be available for flight sometime during the second quarter of fiscal year 1999.

   Interest and Other Income. Interest and other income was approximately $460,000 for the three months ended December 31, 1996 as compared to approximately $79,000 for the quarter ended December 31, 1995. This increase is due to short term interest earned by the Company for the investment of proceeds received from the Company's initial public offering of common stock (the "Offering").

    Net Income/Loss. Net income was approximately $11.1 million, or $.99 per share for the quarter ended December 31, 1996, on 11,115,999 shares, as compared to a net loss of $5.3 million, or $.98 per share for the quarter ended December 31, 1995, on 5,381,094 shares.


   For the six months ended December 31, 1996 as compared to the six months ended December 31, 1995.

   Revenue. The Company recorded revenue of approximately $23.1 million for the six months ended December 31, 1996. No revenue was recorded during the six months ended December 31, 1995 since there were no Space Shuttle flights caring SPACEHAB Modules during the that period.. Approximately $926,000 of the Company's revenue for the six months ended December 31, 1996, was related to the NASDA/ESA contract and is recorded using the percentage of completion method of revenue recognition.

   Costs of Revenue. Costs of revenue for the six months ended December 31, 1996 increased 44.0% to $13.8 million, as compared to $9.6 million for six months ended December 31, 1995. This increase is due primarily to an increase of approximately $3.5 million of integration and operations expenses. There was one flight during the six months ended December 31, 1996 as compared to the six months ended December 31, 1995, when there were no flights. Integration and operations costs relating to the CMAM and the Mir Contracts were $1.0 million and $7.1 million, respectively, for the six months ended December 31, 1996, as compared with $3.4 million and $1.9 million, respectively, for the six months ended December 31, 1995. Additionally, NASDA/ESA contract costs were approximately $0.9 million for the six months ended December 31, 1996. There were no NASDA/ESA costs incurred during the six months ended December 31, 1995.

   Operating Expenses. Operating expenses increased by approximately 46.4% to approximately $3.3 million for the six months ended December 31, 1996 as compared to approximately $2.3 million for the six months ended December 31, 1995. This increase is due primarily to the Company's efforts to add strength to its engineering, design and research and development departments.

   Interest Expense. Interest expense was approximately $678,000 for the six months ended December 31, 1996 as compared to approximately $703,000 for the six months ended December 31, 1995. There was approximately $23,000 capitalized interest amounts for the six months ended December 31, 1996. There was approximately $167,000 of interest capitalized during the six months ended December 31, 1995. Interest was capitalized based on the construction of the Company's Science Double Module for the six months ended December 31, 1995 and the Logistics Double Module for the quarter ended December 31, 1995.

   Interest and Other Income. Interest and other income was approximately $815,000 for the six months ended December 31, 1996 as compared to approximately $79,000 for the six months ended December 31, 1995. This increase is due to short term interest earned by the Company for the investment of proceeds received from the Company's Offering.

    Net Income/Loss. Net income was approximately $7.3 million, or $.65 per share for the six months ended December 31, 1996, on 11,093,851 shares, as compared to a net loss of $12.6 million, or $2.42 per share for the six months ended December 31, 1995, on 5,181,134 shares.


LIQUIDITY AND CAPITAL RESOURCES

   The Company has historically financed its capital expenditures, research and development and working capital requirements with progress payments under both the CMAM Contract and the Mir Contract, and proceeds received from private equity offerings and borrowings under credit facilities. During December 1995, SPACEHAB completed the Offering which provided the Company with net proceeds of approximately $43.5 million.

   Cash Flows Provided (Used) by Operating Activities. Cash provided by (used in) operations for the six months ended December 31, 1996 and 1995, were ($0.4) million and $7.8 million respectively. This decrease is substantially due a decrease in deferred flight revenue offset by increases in deferred mission costs and accounts receivable related to missions that were flown during the six months ended December 31, 1996.

   Cash Flows used by Investing Activities. For the six months ended December 31, 1996 and 1995, cash flows used by investing activities were approximately $2.8 million and $2.6 million, respectively. Substantially all of the expenditures during the six months ended December 31, 1995 were attributed to the construction of the Company's Logistics Double Module, compared to the six months ended December 31, 1996, where substantially all of the investing activity was due to capital expenditures for the Company's Science Double Module. The Company began work at the beginning of fiscal year 1997 on its Science Double Module. The Company anticipates that it will spend between $30.0 million and $35.0 million on the project.

   Cash Flows  provided  (used) by Financing  Activities.  Cash flows provided
(used) by  financing  activities  were  approximately  ($3.3)  million and $36.9 million for the six months ended December 31, 1996 and 1995, respectively. On August 20, 1996, the Credit Agreement was amended and restated. Under this amendment, the revolving credit commitment from McDonnell Douglas was canceled. In addition, in exchange for the full satisfaction of two term loans owed to a group of insurance companies, the Company paid $2.5 million to said companies at closing and agreed to pay an additional $2.0 million under a new non-interest bearing term loan. The new term loan is due in installments of $0.5 million in each of August 1997 and 1998, and $0.333 million in each of August 1999, 2000 and 2001. Under the new agreement all prior liens and encumbrances on the Company's assets and all prior restrictive covenants have been released. A significant portion of the cash provided by financing activities during the six months ended December 31, 1995 was provided by the proceeds of approximately $39.2 million from the Company's issuance of common stock in the initial public offering and $3.8 million in proceeds from a private placement of common stock and the exercise of employee stock options.

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

      11.      Statement re Computation of Per Share Earnings.

      27       Financial Data Schedule

      * Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ending June 30, 1996 filed with the Securities and Exchange Commission on December 20, 1996.

      ** Incorporated by reference to the Registrant's Form 10-Q/A for the quarter ended September 30, 1996 filed with the Securities and Exchange Commission on December 20 1996.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             SPACEHAB, INCORPORATED





        Date: February 12, 1997         /S/  Margaret E. Grayson
                                      ----------------------------------
                                      Margaret E. Grayson
                                      Vice President of Finance (CFO)
                                      Treasurer, and Assistant Secretary
                                      (Principal Financial and Accounting
                                      Officer)

                                                                      Exhibit 11
                             SPACEHAB, INCORPORATED
                    COMPUTATION OF EARNINGS PER COMMON SHARE

                                                Three Months                     Six Months
                                              Ended December 31,              Ended December 31,
                                             1995           1996            1995            1996
                                         ------------   -------------   ------------    -------------
Net Income (Loss) and Adjusted
  Earnings:
   Net income (loss) applicable to
     common shareholders used for
     primary computations ............   $ (5,273,611)   $ 11,059,530   $(12,552,966)   $    7,259,978
                                         ------------    ------------   ------------    --------------
   Fully diluted adjustments:
   Savings in convertible note
     payable interest expense,
     net of tax ......................         19,943            --           37,894              --
      Adjusted net income (loss)         ------------    ------------   ------------    --------------
        applicable to common
        shareholders assuming
        full dilution ................   $ (5,253,668)   $ 11,059,530   $(12,515,072)   $    7,259,978
                                         ============    ============   ============    ==============

Average number of shares of common
  stock and common stock equivalents
  used for primary computation .......      5,381,094      11,115,999      5,181,134        11,093,851
                                         ------------    ------------   ------------    --------------
   Fully diluted adjustments (2):
      Weighted Average Shares and
        Share Equivalents Outstanding:
      Assumed conversion of
        convertible debt .............         75,000          34,239         75,000            54,212
                                         ------------    ------------   ------------    --------------
Total number of shares assumed to be
 outstanding assuming full dilution ..      5,456,094      11,150,238      5,256,134        11,148,063
                                         ------------    ------------   ------------    --------------
Earnings Common Per Share:
Income (loss) per common and common
  equivalent share:
   Income (loss) before extraordinary
     item ............................          (0.98)           0.99          (2.42)             0.35
   Extraordinary item ................              0               0              0              0.30
                                         ------------    ------------   ------------    --------------
   Primary (1) .......................   $      (0.98)   $       0.99   $      (2.42)             0.65
                                         ============    ============   ============    ==============
   Income (loss) before extraordinary
     item ............................          (0.96)           0.99          (2.38)   $         0.35
   Extraordinary item ................              0               0              0              0.30
                                         ------------    ------------   ------------    --------------
Fully Diluted (2): ...................   $      (0.96)   $       0.99   $      (2.38)   $         0.65
                                         ============    ============   ============    ==============

(1) The assumed exercise of options and warrants in periods of net loss are anti-dilutive and are not included in the computation and presentation of primary earnings per share.

(2) The assumed exercise of options, warrants, conversion of convertible debt, and conversion of preferred stock are anti-dilutive but are included in the calculation of fully dilutive earnings per share in accordance with Regulation S-K Item 601 (a)(11).