Form 10-Q
period 1997-03-31
SPACEHAB INC \WA\
filed 1997-05-09
CIK 1001907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
          For the quarterly period ended...............March 31, 1997


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


The number of shares of Common Stock outstanding as of the close of business on May 06, 1997:


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


                                                        Yes    X     No
                                                             ------    ------

                              SPACEHAB, INCORPORATED
                   MARCH 31, 1997 QUARTERLY REPORT ON FORM 10-Q
                                 TABLE OF CONTENTS


PART 1   FINANCIAL INFORMATION                                    Page

  Item 1.   Unaudited Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 1996 and March 31, 1997                            3

         Condensed Consolidated Statements of Operations for
         the Three and Nine months ended March 31, 1996 and 1997     4

         Condensed Consolidated Statements of Cash Flows for the
         Nine months ended March 31, 1996 and 1997                   5

         Notes to Condensed Consolidated Financial Statements        6


  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      8


Part II -  Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders      12

  Item 6.  Exhibits and Reports on Form 8-K                         12

PART 1:  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                     SPACEHAB, INCORPORATED AND SUBSIDIARY
                     Condensed Consolidated Balance Sheets




                                                     June 30,         March 31,
                                                       1996             1997
                                                     (audited)       (unaudited)
                                                   -------------   --------------
                              ASSETS
Cash and Cash Equivalents ......................   $  50,795,548    $  24,299,651
Receivables ....................................       5,445,765        5,103,684
Prepaid and other current assets ...............         184,660          914,775
                                                   -------------    -------------
     Total current assets ......................      56,425,973       30,318,110
Property, plant and equipment, net of
 accumulated depreciation and amortization
 of $27,987,042 and $35,407,592 ................      70,490,451       87,094,680
Deferred mission costs .........................       2,705,422        2,093,678
Other assets, net ..............................          86,769        3,589,221
                                                   -------------    -------------
     Total assets ..............................   $ 129,708,615    $ 123,095,689
                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Loan payable under credit agreement,
     current portion ...........................   $   2,500,000    $     500,000
     Accounts payable and accrued expenses .....       3,270,882        2,628,145
     Accrued consulting and subcontracting
     services ..................................       4,712,733        7,605,365
     Deposits and other liabilities ............            --            707,061
                                                   -------------    -------------
         Total current liabilities ............       10,483,615       11,440,571
Loan payable under credit agreement, net of
current portion ................................       6,179,062        1,500,000

Notes payable to shareholder ...................       9,968,503       10,896,001
Convertible note payable .......................       1,170,338             --
Deferred flight revenue ........................      30,311,227       16,001,631
                                                   -------------    -------------
          Total liabilities ....................      58,112,745       39,338,203
Commitments
Stockholders' equity
     Common stock, no par value, authorized
       30,000,000 shares, issued and outstanding
       11,069,237 and 11,146,237 shares,
       respectively ............................      79,862,700       81,057,164
     Additional paid-in capital ................          16,299           16,299
     Accumulated equity (deficit) ..............      (8,283,129)       2,184,023
                                                   -------------    -------------
          Total stockholders' equity ...........      71,595,870       83,257,486
                                                   =============    =============
          Total liabilities and stockholders'
            equity .............................   $ 129,708,615    $ 123,095,689
                                                   =============    =============









See accompanying notes to unaudited condensed consolidated financial statements.

                     SPACEHAB, INCORPORATED AND SUBSIDIARY
                              Unaudited Condensed
                     Consolidated Statements of Operations

                                               Three Months                    Nine Months
                                              Ended March 31,                Ended March 31,
                                       ----------------------------   ----------------------------
                                            1996           1997        1996               1997
                                       ------------    ------------   ------------    -------------

Revenue ............................   $       --      $ 15,031,345    $       --      $ 38,136,763

Costs of revenue:
   Integration and operations ......      2,544,590       5,804,721       8,024,932      14,777,180
   Depreciation ....................      2,064,104       2,376,139       6,192,312       7,128,416
   Insurance and other .............           --           136,801            --           243,051
                                       ------------    ------------    ------------    ------------
      Total costs of revenue .......      4,608,694       8,317,661      14,217,244      22,148,647

Gross profit (loss) ................     (4,608,694)      6,713,684     (14,217,244)     15,988,116

Operating expenses:
   Marketing, general and ..........      1,848,950       2,663,375       4,001,286       6,543,551
     administrative
   Research and development ........           --           136,776         100,000         451,340
                                       ------------    ------------    ------------    ------------
      Total operating expenses .....      1,848,950       2,800,151       4,101,286       6,994,891
                                       ------------    ------------    ------------    ------------
      Income (loss) from operations      (6,457,644)      3,913,533     (18,318,530)      8,993,225

Interest expense, net of capitalized
  amounts ..........................         75,701         187,201         778,439         865,518
Interest and other income ..........       (511,598)       (375,501)       (590,519)     (1,190,075)
Other expense ......................           --              --            52,599            --
                                       ------------    ------------    ------------    ------------
      Income (loss) before income ..     (6,021,747)      4,101,833     (18,559,049)      9,317,782
       taxes
Income tax expense .................           --           894,659          15,664       2,124,659
                                       ------------    ------------    ------------    ------------
      Income (loss) before
        extraordinary item .........     (6,021,747)      3,207,174     (18,574,713)      7,193,123

Extraordinary item - gain on early
 retirement of debt, net of taxes
 and legal fees ....................           --              --              --         3,274,029
                                       ------------    ------------    ------------    ------------
      Net income (loss) ............   $ (6,021,747)   $  3,207,174    $(18,574,713)   $ 10,467,152
                                       ============    ============    ============    ============

Net income (loss) per common and common equivalent share:
  Income (loss) before extraordinary
    item ...........................   $      (0.55)   $       0.29    $      (2.65)   $       0.65
  Extraordinary item ...............           --              --              --              0.29
                                       ------------    ------------    ------------    ------------
Net income (loss) per common and
common Equivalent share ............   $      (0.55)   $       0.29    $      (2.65)    $      0.94
                                       ============    ============    ============    ============
Shares used in computing net income
 (loss)per common and common
 equivalent share ..................     10,999,478      11,173,489       7,017,088      11,138,701
                                       ============    ============    ============    ============







See accompanying notes to unaudited condensed consolidated financial statements.

                     SPACEHAB, INCORPORATED AND SUBSIDIARY
                              Unaudited Condensed
                     Consolidated Statements of Cash Flows

                                               Nine Months Ended March 31,
                                                  1996             1997
                                              --------------  ---------------
    Cash flows provided by operating activities:
      Net income (loss) ....................   $(18,574,713)   $ 10,467,152
      Adjustments to reconcile net income
     (loss) to net cash provided (used)by
      operating activities:
       Depreciation and amortization .......      6,379,082       7,420,550
        Gain on early retirement of debt,
        net of taxes, before legal
        expenses ...........................           --        (3,383,891)
       Interest converted to notes payable .        826,948         927,498
       Changes in assets and liabilities:
         Decrease (increase) in accounts
          receivable .......................     (2,057,699)      1,915,136
         Decrease (increase) in prepaid
          insurance ........................        (56,430)        (51,438)
         Decrease (increase) in prepaid and
          other current assets .............       (224,003)       (629,746)
         Decrease (increase) in deferred
          mission costs ....................     (5,904,569)        611,744
         Decrease (increase) in other assets          5,942        (145,656)
         Increase (decrease) in deferred
          flight revenue ...................     29,238,299     (14,309,595)
         Increase (decrease) in accounts
          payable and accrued expenses .....      1,147,954      (1,493,235)
         Increase (decrease) in launch costs
          payable ..........................       (152,500)           --
         Increase (decrease) in accrued
          consulting and subcontracting
          services .........................      2,743,071       2,892,632
                                               ------------    ------------
             Total adjustments .............     31,946,095      (6,246,001)
                                               ------------    ------------
             Net cash provided by
             operating activities ..........     13,371,382       4,221,151
                                               ------------    ------------

    Cash flows used by investing activities:
      Payments for modules in construction .     (8,480,983)     (4,607,050)
      Purchase of Astrotech, net of cash
      acquired .............................           --       (19,960,021)
      Purchase of property plant and
       equipment ...........................       (328,378)     (2,878,931)
                                               ------------    ------------
             Net cash used by investing
               activities ..................     (8,809,361)    (27,446,002)
                                               ------------    ------------

    Cash flows used by financing activities:
      Payment of note payable to Insurers ..           --        (3,185,060)
      Payment of loan payable under credit
       agreement ...........................     (3,217,691)           --
      Payment of loan payable to McDonnell
       Douglas .............................     (1,855,235)           --
      Payment of legal fees on early
       retirement of debt ..................           --          (109,986)
      Proceeds from exercise of employee
       stock options .......................        180,000          24,000
      Proceeds from private placement of
       stock ...............................      3,600,000            --
      Proceeds from issuance of common stock     43,302,319            --
                                               ------------    ------------
             Net cash provided (used) by
               financing activities ........     42,009,393      (3,271,046)
                                               ------------    ------------

             Net increase (decrease) in cash
               and cash equivalents ........     46,571,414     (26,495,897)
    Cash and cash equivalents at beginning
      of period ............................      1,437,481      50,795,548
                                               ------------    ------------
    Cash and cash equivalents at end of
    period .................................   $ 48,008,895    $ 24,299,651
                                               ============    ============


See accompanying notes to unaudited condensed consolidated financial statements.

                             SPACEHAB, INCORPORATED

Notes to Unaudited Condensed Consolidated Financial Statements


1.  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of only normal recurring accruals necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated ("SPACEHAB" or the "Company")and its wholly-owned subsidiary, Astrotech Space Operations, Inc. as of March 31, 1997, and the results of their operations for the three and nine months ended March 31, 1996 and 1997 and cash flows for the nine months ended March 31, 1996 and 1997. However, the consolidated financial statements are unaudited, and do not include all related footnote disclosures.

The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year. The Company's results of operations fluctuate significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements appearing in the Company's Form 10-K/A for the period ended June 30, 1996.

2.  Revenue Recognition

Revenue is recognized at the completion of each of the remaining missions under the existing Russian Space Station Mir contract, including options. For new contract awards for which the capability to successfully complete the contract can be demonstrated at contract inception, revenue recognition under the percentage-of-completion method is reported based on costs incurred over the period of the contract. During the first quarter of fiscal 1997, SPACEHAB began integration work on two international experiments, one for NASDA, the Japanese Space Agency, and one for ESA, the European Space Agency. The percentage of completion method will result in the recognition of revenue over the period of contract performance, thereby decreasing the quarter by quarter fluctuation of reported revenue. Payload processing revenue provided from the Astrotech facilities (see note 5) is recognized on a straight-line basis over the occupancy period of the facilities.

3.  Statements of Cash Flows - Supplemental Information

(a)Cash paid for interest costs was approximately $778,000 and $866,000 for the nine months ended March 31, 1996 and 1997, respectively. The Company capitalized interest of approximately $85,000 and $106,000 during the nine months ended March 31, 1996 and 1997, respectively.
(b)The Company paid approximately $16,000 and $2.1 million for income taxes during the nine months ended March 31, 1996 and 1997, respectively.
(c)During the nine months ended March 31, 1996, all of the Company's 4,011,345 shares of preferred stock were automatically converted to 1,671,312 shares of common stock concurrent with the Company's initial public offering.
(d)During the nine months ended March 31, 1997, the Company's convertible note payable, with a carrying value of approximately $1.2 million, was converted into 75,000 shares of common stock.

4.  Amended and Restated Credit Agreement

During August 1996, the Company entered into an amended and restated credit agreement with its two senior lenders, which became effective on August 20, 1996. As a result of this agreement the Company has recognized an extraordinary gain of approximately $4.2 million, before applicable income taxes and other related expenses. Prior to the completion of this August 20, 1996 amendment, SPACEHAB had outstanding debt under the credit agreement of approximately $8.7 million to one of the senior lenders, $3.2 million bearing interest at a rate of 1% per month and $5.5 million non-interest bearing. A payment of $2.5 million was made on August 20, 1996 and an unsecured note in the amount of $2 million was given to this senior lender. The $2 million note is non-interest bearing and will be repaid over five years beginning in August 1997. All other remaining indebtedness to this senior lender was canceled. There was no outstanding indebtedness to the second senior lender and the Company projected no requirements for borrowing under the $6 million revolving line of credit provided by the second senior lender. This lending commitment was terminated in the August 20, 1996 amendment and restatement in exchange for release of all liens and restrictive covenants of this second lender.


5.     Acquisition of Astrotech

On February 6, 1997 the Company agreed to acquire the assets and certain liabilities of Astrotech Space Operations, L.P. ("Astrotech"), a subsidiary of Northrop Grumman Corporation. Astrotech is nationally recognized as the leading provider of commercial satellite launch processing services and payload processing facilities. These services are provided at the Astrotech facilities in Cape Canaveral, Florida and Vandenberg Air Force Base in California, and are provided to launch service providers on a fixed price basis. SPACEHAB paid approximately $20.0 million, including transaction costs, to acquire substantially all of the assets and certain of the liabilities of Astrotech. The purchase was effective on February 12, 1997. The business combination is being accounted for using the purchase method under Accounting Principles Board Opinion No. 16, "Business Combinations," ("APB Opinion 16") to record the purchase of the assets and certain liabilities of Astrotech. The purchase price has been allocated to the assets and liabilities acquired based on preliminary estimates of fair value as of the date of acquisition. The final allocation of the purchase price will be determined when appraisals and other studies are completed. Based on the allocation of the purchase price over the net assets acquired, goodwill of approximately $3,357,000 was recorded. Such goodwill is being amortized on a straight-line basis over 20 years. The purchase price has been allocated as follows:

      Petty cash ......................   $      2,042
      Receivables .....................      1,573,055
      Land ............................        580,000
      Buildings .......................     13,389,000
      Furniture, fixtures and equipment      2,319,159
      Goodwill ........................      3,356,796
      Other assets ....................         48,931
      Accounts payable ................       (141,025)
      Customer deposits ...............     (1,165,895)
                                          ------------
      Total purchase price ............   $ 19,962,063
                                          ============

APB Opinion 16 requires, for purchase business combinations, the presentation of pro forma combined results of operations for the current year and preceding year as if the combination had occurred at the beginning of the period. The following unaudited pro forma results of operations are not necessarily indicative of actual or future results of operations.


                                       Three Months                    Nine Months
                                      Ended March 31,                 Ended March 31,
                               ----------------------------    ----------------------------
                                    1996            1997            1996            1997
                               ------------   -------------    -------------   ------------

Revenue ....................   $  2,615,006    $ 15,819,518   $  8,412,000    $ 41,893,936
Gross profit (loss) ........     (2,777,371)      6,939,331     (8,102,396)     17,439,282
Income (loss)before
extraordinary item .........     (4,650,998)      3,331,155    (13,712,787)      7,244,246
Net income (loss) ..........   $ (4,650,998)   $  3,331,155   $(13,712,787)   $ 10,518,861
                               ============    ============   ============    ============

Net income (loss) per common
 and common equivalent share   $      (0.42)   $       0.30   $      (1.95)   $       0.95
                               ============    ============   ============    ============


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


GENERAL

   SPACEHAB, Incorporated ("SPACEHAB" or the "Company") was incorporated in 1984 to commercially develop space habitat modules to operate in the cargo bay of the Space Shuttles. On February 12, 1997 the Company acquired the assets and certain of the liabilities of Astrotech Space Operations, L.P. ("Astrotech"), a subsidiary of Northrop Grumman Corporation. Astrotech is nationally recognized as the leading provider of commercial satellite launch processing services and payload processing facilities. These services are provided at the Astrotech facilities in Cape Canaveral, Florida and Vandenberg Air Force Base in California, and are provided to launch service providers on a fixed price basis.


   SPACEHAB recognizes revenue under its two principal contracts with the U.S. National Aeronautics and Space Administration ("NASA"), the CMAM Contract and the Mir Contract, upon the completion of each Space Shuttle mission carrying SPACEHAB Modules. The CMAM contract supported scientific and commercial microgravity research on five Space Shuttle flights while the Mir Contract provides logistics to the Russian Mir Space Station. Revenue is comprised of payment for leasing lockers and/or volume within the SPACEHAB Modules and for the integration and operations support services provided to scientists and researchers responsible for the experiments and/or logistics supplies for SPACEHAB missions aboard the shuttle system. For new contract awards for which the capability to successfully complete the contract can be demonstrated at contract inception, revenue recognition under the percentage-of-completion method is being reported based on costs incurred over the period of the contract. In late September of 1996, SPACEHAB entered into an agreement with the Japanese Space Agency (NASDA) and with the European Space Agency (ESA)(the "NASDA/ESA" contract), pursuant to which SPACEHAB will provide hardware and integration and operations for scientific microgravity experiments to NASDA and ESA aboard the SPACEHAB Double Module on STS-84. This mission is currently scheduled for May of 1997. During the first quarter of fiscal 1997, SPACEHAB began integration work on the NASDA/ESA contract. The percentage of completion method results in the recognition of revenue over the period of contract performance, thereby decreasing the quarter by quarter fluctuation of reported revenue. Revenue provided by the Astrotech payload processing facilities is recognized on a percentage of completion basis. Revenue is recognized ratably over the occupancy period of the facilities. Astrotech recently signed an exclusive contract with Lockheed Martin to process all Atlas launch vehicle payloads for the next three years as well as a fifteen year contract to support Boeing's Sea Launch program.

   Costs of revenue include integration and operations expenses associated with the performance of two types of efforts: (i) sustaining engineering in support of all missions under a contract and (ii) mission specific experiment support. Expenses associated with sustaining engineering are expensed as incurred. Mission specific expenses relating to the CMAM Contract and the Mir Contract are recorded as assets and not expensed until the specific Space Shuttle mission is flown and the related revenue is recognized. Costs associated with performance of the NASDA/ESA contract are expensed as incurred. Other costs of revenue include depreciation expense, which is allocated to each SPACEHAB Module on a straight line basis over a ten year useful life. Flight related insurance covering transportation of the SPACEHAB Modules from SPACEHAB's payload processing facility to the Space Shuttle, in-flight insurance and third-party liability insurance are also included in costs of revenue and are recorded as incurred. Marketing, general and administrative, interest, and other expenses are recognized when incurred.


RESULTS OF OPERATIONS

For the three months ended March 31 , 1997 as compared to the three months ended March 31, 1996.

   Revenue. The Company recorded revenue of approximately $15.0 million for the three months ended March 31, 1997. There was no revenue recognized during the three months ended March 31, 1996. In accordance with the Company's revenue recognition policy for the Mir and the CMAM Contracts, revenue is recorded at the completion of a mission when the SPACEHAB modules are returned to the Company. Revenue of approximately $13.6 million was recognized for a Mir flight during the third quarter of 1997. Approximately $204,000 of the Company's revenue for the three months ended March 31, 1997 was related to the NASDA/ESA contract and is recorded on a percentage of completion basis. There was approximately $1.2 million in revenue recorded from the Company's payload processing subsidiary, which is recognized on a straight-line basis over the period of occupancy of the facilities.

   Costs of Revenue. Costs of revenue for the quarter ended March 31, 1997 increased 80.40% to $8.3 million, as compared to $4.6 million for quarter ended March, 1996. This increase is due primarily to an increase of approximately $3.3 million of integration and operations expenses. Because mission specific expenses are reported at the time of a flight under the Mir and CMAM contracts, these expenses are significantly higher during a quarter in which there is a flight. There was one flight during the quarter March 31, 1997 and no flights during the quarter ended March 31, 1996. The flight during the quarter ended March 31, 1997 was a Logistics Double Module flight. Flights using Double
Modules incur more integration and operation expenses than those of a Single Module. Integration costs related to the CMAM and Mir Contracts were $0 and $5.3 million, respectively, for the quarter ended March 31, 1997, as compared with $0.7 million and $1.4 million, respectively, for the quarter ended March 31, 1996. NASDA/ESA contract costs were approximately $0.2 million for the quarter ended March 31, 1997. There were no NASDA/ESA costs incurred during the quarter ended March 31, 1996. Additionally, integration and operation costs incurred by Astrotech's payload processing facilities were approximately $0.3 million for the period February 13, 1997 through March 31, 1997.

   Operating Expenses. Operating expenses increased approximately 51.4% to approximately $2.8 million for the three months ended March 31, 1997 as compared to approximately $1.8 million for the three months ended March 31, 1996. This increase is due primarily to the Company's efforts to increase staff, adding strength in engineering, design and research and development. As of March 31, 1997, the Company's staff had increased by over fifty percent compared to the quarter ended March 31, 1996. Additionally, the Company incurred operating expenses from its payload processing facilities of approximately $0.2 million during the period February 13, 1997 through March 31, 1997.

   Interest Expense. Interest expense was approximately $0.3 million for the three months ended March 31, 1997 as compared to approximately $0.4 million for the three months ended March 31, 1996. Of this amount, approximately $0.1 million was capitalized for the quarter ended March 31, 1997. This compared to approximately $0.3 million for the quarter ended March 31, 1996. Interest was capitalized during the construction of the Company's Science Double Module during the quarter ended March 31, 1997 whereas capitalized amounts during the quarter ended March 31, 1996 were based on the Logistics Double Module. It is anticipated that this Science Double Module will be available for flight during the second quarter of fiscal year 1999.

   Interest and Other Income. Interest and other income was approximately $0.4 million for the three months ended March 31, 1997 as compared to $0.5 million for the quarter ended March 31, 1996. This decrease is due to short term interest earned by the Company for the investment of proceeds received from the Company's initial public offering of common stock (the "Offering").

    Net Income/Loss. Net income was approximately $3.2 million, or $0.29 per share for the quarter ended March 31, 1997, on 11,173,489 weighted average shares, as compared to a net loss of $6.0 million, or $.55 per share for the quarter ended March 31, 1996, on 10,999,478 shares.

 For the nine months ended March 31, 1997 as compared to the nine months ended March 31, 1996.

   Revenue. The Company recorded revenue of approximately $38.1 million for the nine months ended March 31, 1997. No revenue was recorded during the nine months ended March 31, 1996 since there were no Space Shuttle flights carrying SPACEHAB Modules during that period. Approximately $1.1 million of the Company's revenue for the nine months ended March 31, 1997, was related to the NASDA/ESA contract and is recorded on a percentage of completion basis. There was approximately $1.2 million in revenue recorded from the Company's payload processing subsidiary, which is recognized on a straight-line basis over the period of occupancy of the facilities.

   Costs of Revenue. Costs of revenue for the nine months ended March 31, 1997 increased 55.8% to $22.1 million, as compared to $14.2 million for nine months ended March 31, 1996. This increase is due primarily to an increase of approximately $6.8 million of integration and operations expenses. This increase is primarily attributable to the difference in flight schedules. Integration and operations costs relating to the CMAM and the Mir Contracts were approximately $1.0 million and $12.4 million, respectively, for the nine months ended March 31, 1997, as compared with $4.1 million and $3.3 million, respectively, for the nine months ended March 31, 1996. The NASDA/ESA contract costs were approximately $1.0 million for the nine months ended March 31, 1997. There were no NASDA/ESA costs incurred during the nine months ended March 31, 1996. Additionally, integration and operation costs incurred by Astrotech's payload processing was approximately $0.3 million for the period February 13, 1997 through March 31, 1997.

   Operating Expenses. Operating expenses increased by approximately 70.6% to approximately $7.0 million for the nine months ended March 31, 1997 as compared to approximately $4.1 million for the nine months ended March 31, 1996. This increase is due primarily to the Company's efforts to add strength to its engineering, design and research and development departments. Additionally, the Company incurred operating expenses from its payload processing facilities of approximately $0.2 million during the period February 13, 1997 through March 31, 1997.

   Interest Expense. Interest expense was approximately $1.0 million for the nine months ended March 31, 1997 as compared to approximately $1.1 million for the nine months ended March 31, 1996. Of this amount, there was approximately $0.1 million and $0.5 million of interest capitalized during the nine months ended March 31, 1997 and 1996, respectively. Interest was capitalized during the construction of the Company's Science Double Module for the nine months ended March 31, 1997 and the Logistics Double Module for the nine months ended March 31, 1996.

   Interest and Other Income. Interest and other income was approximately $1.2 million for the nine months ended March 31, 1997 as compared to approximately $.6 million for the nine months ended March 31, 1996. This increase is due to short term interest earned by the Company for the investment of proceeds received from the Company's Offering.

    Net Income/Loss. Net income was approximately $10.5 million, or $0.94 per share for the nine months ended March 31, 1997, on 11,138,701 weighted average shares, as compared to a net loss of $18.6 million, or $2.65 per share for the nine months ended March 31, 1996, on 7,017,088 weighted average shares.


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

   Cash Flows provided by Operating Activities. Cash provided by operations for the nine months ended March 31, 1997 and 1996, were $4.2 million and $13.4 million, respectively. This decrease is substantially due to a significant decrease in deferred flight revenue. This decrease is offset by decreases in deferred mission costs and accounts receivable related to missions that were flown during the nine months ended March 31, 1997.

   Cash Flows used by Investing Activities. For the nine months ended March 31, 1997 and 1996, cash flows used by investing activities were approximately $27.4 million and $8.8 million, respectively. A significant portion of the expenditures during the nine months ended March 31, 1997 were attributed to the purchase of Astrotech, and the continuing construction of the Company's Science Double Module. The Company began work at the beginning of fiscal year 1997 on its Science Double Module. The Company anticipates that it will spend between $30.0 million and $35.0 million on the project. This compares to the nine months ended March 31, 1996, where substantially all of the investing activity was due to capital expenditures for the Company's Logistics Double Module.

   Cash Flows  provided  (used) by  Financing  Activities.  Cash flows  provided
(used) by financing activities were approximately ($3.3) million and $42.0 million for the nine months ended March 31, 1997 and 1996, respectively. On August 20, 1996, the Credit Agreement was amended and restated. Under this amendment, the revolving credit commitment from McDonnell Douglas was canceled. In addition, in exchange for the full satisfaction of two term loans owed to a group of insurance companies, the Company paid $2.5 million to said companies at closing and agreed to pay an additional $2.0 million under a new non-interest bearing term loan. The new term loan is due in installments of $0.5 million in each of August 1997 and 1998, and $0.333 million in each of August 1999, 2000 and 2001. Under the new agreement all prior liens and encumbrances on the Company's assets and all prior restrictive covenants have been released. A significant portion of the cash provided by financing activities during the nine months ended March 31, 1996 was provided by the proceeds of approximately $43.3 million from the Company's issuance of common stock in the Offering and $3.8 million in proceeds from a private placement of common stock and the exercise of employee stock options.

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

      (b)    Reports on Form 8-K.

         During the three months ended March 31, 1997, the following report was filed on Form 8-K under Item 2, Acquisition or Disposition of Assets:

         1. The report was dated February 12, 1997 and filed on February 27, 1997 announcing the Registrant's acquisition of substantially all of the assets of Astrotech Space Operations, L.P.

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


                             SPACEHAB, INCORPORATED




        Date: May 09, 1997            /S/ MARGARET E. GRAYSON
        ------------------            ----------------------------------
                                      Margaret E. Grayson
                                      Vice President of Finance (CFO)
                                      Treasurer, and Assistant Secretary
                                      (Principal Financial and Accounting
                                       Officer)

                                                                      Exhibit 11
                     SPACEHAB, INCORPORATED AND SUBSIDIARY
                    COMPUTATION OF EARNINGS PER COMMON SHARE

                                                Three Months                   Nine Months
                                               Ended March 31,                Ended March 31,
                                            1996            1997           1996           1997
                                       -------------    ------------   ------------   -------------
Net Income (Loss) and Adjusted
Earnings:
   Net income (loss) applicable to
     common shareholders used for
     primary computations ...........   $ (6,021,747)   $  3,207,174   $(18,574,713)   $ 10,476,152
                                        ------------    ------------   ------------    ------------
   Fully diluted adjustments:
   Savings in convertible note
     payable interest expense,
     net of tax .....................         19,228            --           57,122            --
                                        ------------    ------------   ------------    ------------
      Adjusted net income (loss)
       applicable to common
       shareholders assuming
       full dilution ................   $ (6,002,519)   $  3,207,174   $(18,517,591)   $ 10,476,152
                                        ============    ============   ============    ============

Average number of shares of common
  stock and common stock equivalents
  used for primary computation ......     10,999,478      11,173,489      7,017,088      11,138,701
                                        ------------    ------------   ------------    ------------
   Fully diluted adjustments (2):
      Weighted Average Shares and
       Share Equivalents Outstanding:
       Assumed exercise of options
        and warrants ................        126,096          16,656           --              --
      Assumed conversion of
      convertible debt ..............         75,000            --           75,000          36,405
                                        ------------    ------------   ------------    ------------
Total number of shares assumed to be
   outstanding assuming full dilution     11,200,574      11,190,145      7,092,088      11,175,106
                                        ------------    ------------   ------------    ------------
Earnings Common Per Share:
Income (loss) per common and common
equivalent share:
   Income (loss) before
     extraordinary  item ............   $      (0.55)   $       0.29   $      (2.65)   $       0.65
   Extraordinary item ...............           --              --             --              0.29
                                        ------------    ------------   ------------    ------------
   Primary (1) ......................   $      (0.55)   $       0.29   $      (2.65)   $       0.94
                                        ============    ============   ============    ============
   Income (loss) before
     extraordinary  item ............   $      (0.55)   $       0.29   $      (2.61)   $       0.65
   Extraordinary item ...............           --              --             --              0.29
                                        ------------    ------------   ------------    ------------
   Fully Diluted (2): ...............   $      (0.54)   $       0.29   $      (2.61)   $       0.94
                                        ============    ============   ============    ============

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