Form 10-K
period 1997-06-30
SPACEHAB INC \WA\
filed 1997-09-12
CIK 1001907

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                  FORM 10-K

(Mark One)

      [  X  ]     Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934 [No Fee Required]
                  For the Fiscal Year Ended June 30, 1997.

      [     ]     Transition Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934 [No Fee Required]
                  For the transition period from               to
                                                 -------------    ------------

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

      Title of Each Class                       Name of Each Exchange
      Common Stock                              on which Registered
      (no par value)                            NASDAQ National Market

      Number of shares of Common Stock (no par value) outstanding as of July 25, 1997: 11,146,237.

Aggregate market value of Common Stock (no par value) held by non-affiliates of the registrant on July 25, 1997, based upon the closing price of the Common Stock on the Nasdaq National Market of $8.88 was approximately $79,017,836.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X   NO    .
   ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [    ].

                     DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the Annual Meeting of
Stockholders to be held October 21, 1997.      Parts I, II and III of Form 10-K

PART I


      This document may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including (without limitation) under "Products and Services," "Company Strategy," "Dependence on a Single Customer," "Research and Development," "Competition" and "Backlog" of Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" and "--Liquidity and Capital Resources" of Item 7. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in such statements. In addition to those risks and uncertainties discussed herein, such risks and uncertainties include, but are not limited to, whether the Company will fully realize the economic benefits under its NASA and other customer contracts, the successful development and commercialization of the Science Double Module, the ICC system and related new commercial space assets, technological difficulties, product demand and market acceptance risks, the effect of economic conditions, uncertainty in government funding and the impact of competition.


ITEM 1.  BUSINESS

COMPANY BACKGROUND AND HISTORY

      SPACEHAB, Incorporated ("SPACEHAB" or the "Company") was incorporated in 1984 and is the first company to commercially develop, own and operate pressurized habitable modules that provide space-based laboratory research facilities and cargo services aboard the U.S. Space Shuttle system (the "Space Shuttle" or "STS"). The Company presently offers its SPACEHAB Modules in a single modular version (the "Single Module"), a logistics double modular version (the "Logistics Double Module") and is currently developing a science double module (the "Science Double Module") and an unpressurized logistics carrier system for use in conjunction with its modules. A SPACEHAB Single Module, when installed in the cargo bay of a Space Shuttle, more than doubles the working and living space availability to astronauts for research, experimentation, habitation and storage. All versions of the SPACEHAB Modules can accommodate a combination of lockers, racks and soft stowage arrangements which are provided as a service primarily to the U.S. National Aeronautics and Space Administration ("NASA"). SPACEHAB Modules, which have been outfitted with systems to facilitate laboratory research experiments in the near-weightless ("microgravity") environment of space, are also capable of transporting food, water, oxygen and other supplies (collectively, "logistics") to the Russian Mir space station and the planned International Space Station (the "ISS"). SPACEHAB also provides a full range of pre- and post-flight experiment and payload processing services, and in-flight operations support to assist astronauts and researchers, in space and on the ground, in connection with the performance of experiments aboard SPACEHAB Modules. From June 1993 through June 1997, SPACEHAB Modules have flown eight successful missions on the Space Shuttle.

      The Company is committed to expand its business with NASA while also diversifying its revenue and customer base by targeting new and related space services markets. On February 12, 1997, a wholly-owned subsidiary of SPACEHAB acquired the operating assets and business of Astrotech Space Operations, L.P. ("Astrotech") from Northrop Grumman Corporation. Astrotech is the premier commercial provider of satellite payload processing facilities in the United States providing launch site preparation of flight-ready satellites to major U.S. space launch companies and satellite manufacturers, including Lockheed Martin Corporation ("Lockheed Martin"), Motorola Corporation ("Motorola"), The Boeing Company ("Boeing") and Orbital Sciences Corporation ("Orbital Sciences"). The Astrotech acquisition diversified SPACEHAB's customer base to include commercial customers of space satellite payload processing services and broadened the Company's services to include services in support of manned as well as unmanned space activities.

INDUSTRY OVERVIEW

      The U.S. space program encompasses four broad objectives: to advance scientific research, to establish a permanent human presence in space, to develop new technologies that contribute to U.S. economic growth and security and to foster improved international relations through peaceful cooperation in space with Europe, Japan, Russia and other nations. SPACEHAB is focused on two markets: (i) microgravity and life sciences space research and (ii) space support services such as space station logistics and resupply, ground operations and payload processing.

      Microgravity and Life Sciences Space Research

      In orbit, the forces of inertia and gravity counterbalance each other, thereby creating a condition of near weightlessness known as "microgravity." In a microgravity environment, materials and living matter behave in fundamentally different ways than they do on Earth. This phenomenon has stimulated worldwide interest from scientists and commercial researchers who are seeking improved ways to manipulate and process materials and to study biological processes that cannot otherwise be achieved in ground-based laboratories.

      The demand for access to a microgravity environment can be divided into two broad categories: scientific research and commercial applications. NASA and other U.S. and international government research organizations provide support for both basic scientific research and its commercial applications to determine the fundamental effects that gravity has on physical processes.
For the 1997 Government fiscal year, NASA budgeted $366.1 million to conduct scientific research and commercial microgravity applications aboard the Space Shuttle (excluding the associated Space Shuttle launch costs for these experiments).

      Space Support Services

      Space support services include providing logistics and payload processing support to NASA, other governments and commercial customers of the Space Shuttle and International Space Station ("ISS"). Permanently orbiting facilities such as the Russian space station Mir and the planned ISS require reliable sources of logistics: food, clothing, equipment and supplies that sustain the astronauts and enable them to conduct research. NASA's current plans call for the Space Shuttle to be launched at least seven times per year for the foreseeable future. NASA has three more Space Shuttle logistics missions to Mir scheduled during the Company's fiscal 1998. As currently planned, the ISS will require approximately five Space Shuttle logistics missions per year.

      In order to support Space Shuttle and ISS operations, NASA requires ground operations and payload support services before and after each mission. Payload processing operations entail payload scheduling, mission planning, safety/certification analysis, physical integration of the payload into its carrier (such as SPACEHAB modules), the integration of the carriers into the Space Shuttle's cargo bay, flight operations, technical data gathering and synthesis, and launch and landing site activities. NASA currently spends between $272 million and $315 million per year on processing payloads for Space Shuttle operations. Space support services also involve the provision of specialized services and support near launch sites for commercial satellite manufacturers and launch services. These activities include mechanical assembly or reassembly, electrical check, calibration, liquid propellant loading and related activities.

PRODUCTS AND SERVICES

      SPACEHAB Single Modules are aluminum cylinders, measuring 10 feet in length by 13.5 feet in diameter, that incorporate a patented design including a truncated top and flat-end caps. These fully instrumented modules provide experiment resources such as power, data management, thermal control and vacuum venting. SPACEHAB Single Modules are employed primarily for research missions. In fiscal 1996, the Company completed a development program and introduced the Logistics Double Module. This module was optimized to carry logistics and is now being used by NASA to carry vital supplies to the astronauts and cosmonauts who reside on the Russian space station Mir. SPACEHAB invested $13.4 million in the design, development, and production of the Logistics Double Module. Additionally, during fiscal 1997, in an effort to anticipate the need of customers, the Company began the full-scale development and construction of its Science Module with double module hardware, which when combined with a Single Module becomes the Science Double Module. This Science Double Module will be fully dedicated to microgravity research and is expected to be available in late 1999.

      SPACEHAB's fundamental business strategy is based on carefully anticipating customer requirements, investing capital to develop space-flight assets, contracting with established aerospace companies for engineering and asset production while retaining ownership of these assets and then providing innovative, cost-effective solutions that meet customer requirements using fixed-price service contracts. This strategy has been successful in obtaining two significant contracts with NASA: a $184 million Commercial Middeck Augmentation Module contract (the "CMAM Contract") for five missions and a $52.2 million Mir contract (the "Mir Contract") for four missions.

      The CMAM Contract, signed in November 1990, required SPACEHAB to furnish NASA with SPACEHAB module accommodations for experiments developed by the Centers for the Commercial Development of Space ("CCDS") on five Space Shuttle missions. The fifth and final CMAM mission was completed successfully during September 1996.

      The basic Mir Contract, signed in July 1995, required the Company to provide Single and Double Module accommodations for the provision of logistics resupply to the Mir space station on four Space Shuttle missions. The fourth and final mission was completed successfully in May 1997.

      In June 1997, NASA exercised all three options for $38.0 million under the Mir Contract, providing a firm backlog of logistics resupply missions into 1998. The Mir Contract options call for two Logistics Double Module missions and one Single Module mission scheduled for September 1997, January 1998 and May 1998, respectively.

      In late September 1996, the Company entered into agreements with the Japanese Space Agency (NASDA) and the European Space Agency (ESA) (collectively, the "NASDA/ESA Contract"). Pursuant to the NASDA/ESA Contract, SPACEHAB provided hardware and integration and operations for scientific microgravity experiments to NASDA and ESA aboard the Logistics Double Module on STS-84. This mission was completed in May 1997.

      In fiscal 1997, SPACEHAB initiated the full-scale development of the Science Double Module. The Company expects that this Module will be available in late 1999 and will meet or exceed all of NASA's projected requirements for dedicated microgravity and life sciences research that had been performed by Spacelab, the U.S. government-owned habitable module which is scheduled to be retired after its final mission in 1998. As a result of the anticipated retirement of Spacelab, the Company believes that its flight-proven assets position SPACEHAB to become the sole provider of crew-tended microgravity research capabilities for the Space Shuttles.

      The Company believes that its success in capturing new business is directly linked to its ability to identify and rapidly capitalize on emerging market opportunities. The Company intends to foster this entrepreneurial initiative by proposing new commercial business arrangements for services in the space industry in each of its target markets. Additionally, the Company plans to selectively pursue acquisitions of complementary businesses, such as the Astrotech acquisition, engineering facilities and hardware to improve its ability to perform work associated with the Space Shuttles and the ISS. The Company intends to continue the SPACEHAB Incubator Program, which is intended to evaluate, sponsor and invest in a portfolio of commercially focused, promising microgravity research and development activities. The Company believes that the demand for microgravity space research conducted on SPACEHAB Modules will increase both before and after the ISS becomes operational. There is a substantial and growing worldwide backlog for microgravity experiments, both with NASA laboratories and among the NASA-sponsored Centers for the Commercial Development of Space ("CCDS"), which suggests that even after the ISS becomes operational, demand for microgravity experimentation may continue to exceed capacity.

      The Astrotech payload processing business serves the commercial satellite manufacturing and launch services industries. Although payload processing is generally associated with the final preparation of a satellite or other space payload for launch, it is also the first step in the launch process and requires specialized facilities and support usually located at the launch site. Astrotech's payload processing activities provide the necessary resources for mechanical assembly or reassembly, electrical check, calibration, liquid propellant loading and numerous other related activities. Additionally, Astrotech's specialized facility includes, but is not limited to, clean rooms, airlock systems, overhead crane systems, hazard-proof work areas and environmentally controlled rooms.

      Astrotech has reached exclusive multiyear agreements with Lockheed Martin to process all commercial Atlas payloads and with Boeing to process all Delta payloads and all Sea Launch program payloads at Boeing's facility in Long Beach, California.

COMPANY STRATEGY

      SPACEHAB's strategy to enhance its position in its two core markets is based on the following seven principles:

      1. Focusing on Quality of Service. The Company intends to maintain its reputation for product reliability, process innovation and performance excellence.

      2. Expanding Company-Owned Spaceflight Assets. The Company successfully completed the Logistics Double Module that is being used by NASA to provide logistics for the Mir space station. Initial design and development of the Science Double Module and an unpressurized logistics carrier system, has been initiated to expand the Company's assets.

      3. Maintaining Position as Low-Cost Provider. The Company continues to offer its payload processing and logistics support services to NASA and other customers on a fixed-price basis that it believes to be the lowest in the industry.

      4. Continuing Entrepreneurial Initiative. The Company continues to develop and offer innovative business arrangements to meet NASA and other customer requirements.

      5. Leveraging Skills of International Partners. The Company continued to expand its international partner base in 1997. SPACEHAB entered into an agreement with Daimler-Benz for it to design and produce pallet attachment hardware for the Integrated Cargo Carrier, the first commercial component of the ISS. In August 1997, SPACEHAB also contracted with RSC Energia, the Russian commercial space agency, to develop and produce the Integrated Cargo Carrier pallet.

      6. Acquiring Complementary Businesses and Assets. The Company continues to evaluate opportunities to acquire complementary businesses, engineering facilities, and hardware to improve its ability to perform work associated with the Space Shuttle and the ISS.

      7. Attracting and Recruiting Talented Personnel. The Company hired several highly experienced executives in 1997 to expand business development efforts in microgravity and life sciences research, the ISS program, and Russian space activities and seeks to recruit additional experienced and talented personnel.

      Through the Company's contracts, it continues to implement its business strategy by identifying customer requirements, creating innovative technical solutions, raising private capital to develop assets and providing services pursuant to those contracts.

DEPENDENCE ON A SINGLE CUSTOMER

      Approximately $49.7 million (or 88%) of the Company's fiscal year 1997 revenue was generated from two NASA contracts - the CMAM Contract and the Mir Contract. While the acquisition of Astrotech and the NASDA/ESA Contract represent additional revenue sources, the Company anticipates that revenue from NASA will continue to account for a significant amount of the Company's revenue over the next several years. There are no assurances, however, that NASA will require the Company's module services in the future. Therefore, the Company's failure to execute new contracts with NASA would have a material adverse effect on the Company's financial condition and results of operations. Accordingly, the Company continues to focus its efforts on diversifying its customer base to include commercial companies, as evidenced with the Astrotech acquisition.

RESEARCH AND DEVELOPMENT

      The Company believes that the timely development of new products and enhancements to existing hardware are essential to maintaining its competitive position. In the past three fiscal years, the Company has spent an aggregate of approximately $3.0 million on research and development.

      Most of the Company's research and development funds were spent on the design, development and qualification of the new Double Modules that are optimized to carry cargo and science experiments. The first flight of the Logistics Double Module was successfully completed in September 1996. The Company also performed research and development activities to enhance the basic capabilities of its module system with new features such as a video system switch, a digital television downlink capability, and an experiment data interface, which would result in time savings for astronauts while conducting experiments inside SPACEHAB Modules.

      Beginning in fiscal 1996 and continuing throughout fiscal 1997, the Company has been working on the development of a new proprietary module communications system that will be independent of the Space Shuttle's existing data downlink. Once implemented, it is expected that researchers with experiments on a SPACEHAB mission will be able to have 24-hour, real-time monitoring and control of their experiment hardware from their laboratories anywhere in the world.

      In fiscal 1997, the Company focused its research and development efforts on another SPACEHAB Double Module that will be designed to carry experiments, the Science Double Module. This Module is being designed to satisfy the Space Shuttle-based research requirements of NASA, the ISS partners and the scientific research community beginning in late 1999.

      Additional research and development has been conducted to expand the Company's product and service lines to meet market requirements for low-cost unpressurized carriers for science experiments and cargo. SPACEHAB is developing an Integrated Cargo Carrier ("ICC") to carry unpressuried cargo to the ISS, based on a patented pallet technology (the "Unpressurized Cargo Pallet" or "UCP") that can be used independently or in tandem with the SPACEHAB Single or Double Modules. The ICC's design is such that it would be located in what is ordinarily unused volume in the front of the Space Shuttle's cargo bay. By expanding the capabilities of the Space Shuttle and by offering flexibility in the mix of pressurized and unpressurized cargo carried on each mission, the Company believes that the ICC could become the preferred method for providing logistics and utilization resupply to the ISS.

COMPETITION

      Currently, there are no other companies that compete directly with SPACEHAB in providing pressurized module services that are carried aboard the Space Shuttles. NASA has a government-owned and operated system, Spacelab, that provides services similar to those provided by SPACEHAB modules. However, NASA has terminated the Spacelab program with its final mission scheduled for March 1998.

      The Company has contracted for the design and construction of the Science Double Module with Boeing (formerly McDonnell Douglas Aerospace). The Science Double Module represents a commercial replacement for NASA's Spacelab. The Company believes that this module will significantly outperform Spacelab in terms of technology, capacity, functionality and cost-effectiveness.

      The Company's long-term strategy for growth is to provide research, logistics, infrastructure and payload processing services to NASA and others during the International Space Station era. This strategy could require the Company to compete with commercial companies such as Lockheed-Martin, Boeing and others who have existing NASA support contracts, greater financial resources and manufacturing capabilities, and larger marketing, sales and technical organizations than the Company. In fiscal 1997, SPACEHAB entered into an agreement with United Space Alliance ("USA"), a Boeing and Lockheed Martin joint venture, to expand the commercial use of the Space Shuttle fleet. SPACEHAB's existing strategic relationships with Boeing, Alenia Spazio S.p.A., Mitsubishi Corporation and Daimler-Benz A.G. may provide additional opportunities for teaming and partnerships that management believes will enable the Company to compete for market share.

      The Italian Space Agency has contracted to build a mini pressurized logistics module ("MPLM") intended for use in connection with the ISS. Although the MPLM is intended to be competitive with SPACEHAB's Modules for ISS logistics missions, SPACEHAB believes that its Modules will be able to compete favorably for such missions.

      Astrotech's payload processing facilities are located in Florida and California. At present, management believes that Astrotech's U.S. competition is limited to the California Vandenberg Air Force Base ("VAFB") launch site where a competitor, California Commercial Spaceport, Inc. ("CCSI") is located. CCSI was established by obtaining surplus U.S. Air Force facilities at the VAFB launch complex before Astrotech established its facilities there and when no commercial alternative was available. To the Company's knowledge, CCSI has won several contracts to process NASA spacecraft for launch from VAFB, but CCSI does not have payload processing facilities in Florida, where the majority of U.S. commercial satellite launches occur.

BACKLOG

      A significant portion of the Company's revenue is currently generated from its contract with NASA, which, similar to contracts with other agencies of the U.S. government, contain provisions for which NASA may terminate the agreement "for convenience." The Company's contract with NASA is conditioned by its terms upon NASA receiving an adequate annual appropriation of funds from the U.S. Congress. Failure to receive funds from Congress or a withdrawal by Congress of prior appropriations would permit NASA to terminate its contracts with SPACEHAB "for convenience." For fiscal year 1997, both the U.S. Senate and House of Representatives have authorized and approved an annual appropriation of $13.8 billion for NASA, including $2.1 billion for the ISS, indicating a commitment by the government to the space industry.

      SPACEHAB anticipates that a portion of future revenue will be derived from contracts with entities other than agencies of the U.S. government which will not be subject to federal contract regulations such as termination "for convenience of the government" or federal government funding restrictions.

      As of June 30, 1997, the Company's contract backlog is estimated to be approximately $48.5 million, of which $38.0 million represents U.S. government funded backlog and $10.5 million represents non-U.S government contracts.

CERTAIN REGULATORY MATTERS

      The Company is subject to federal, state and local laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment. The Company believes that its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and consequential financial liability to the Company. Compliance with environmental laws and regulations has not had in the past, and, the Company believes, will not have in the future, material effects on the capital expenditures, earnings or competitive position of the Company.

EMPLOYEES

      As of June 30, 1997, the Company employed 61 regular employees, 21 of whom are employed by the Astrotech subsidiary. Of these 61 employees, 17 (approximately 28%) hold advanced degrees and 6 (approximately 10%) hold doctorate degrees. Additionally a significant number of the Company's employees have experience in both the space industry and/or governmental space agencies, with a special expertise in commercial space and human space flight. None of the Company's employees are covered by collective bargaining agreements. Underlying all of SPACEHAB's efforts has been the dedication and skill of its personnel. The Company believes that the dedication of its employees is critical to its success and that its relations with its employees are excellent.

ITEM 2.     PROPERTIES

      The Company and its wholly-owned subsidiary, Astrotech, currently occupy six locations, with the corporate headquarters located at 1595 Spring Hill Road, Suite 360, Vienna, Virginia 22182. The corporate headquarters occupy approximately 9,700 square-feet of office space and house SPACEHAB's 18-person executive management team. The term of the present lease expires on March 7, 2001.

      The Company's 19-person operations management team is located at 1331 Gemini Avenue, Suites 300 & 310, Houston, Texas 77058. The Houston offices consist of approximately 7,800 square feet of non-contiguous office space located near the Johnson Space Center. Presently there are two leases, one expiring on February 28, 1998 and one expiring on December 14, 1999.

      The Company's payload processing facility is located near the Kennedy Space Center in Cape Canaveral, Florida. The facility is contained in an approximately 40,000 square-foot plant. The Company owns the building which houses the payload processing facility but leases the land upon which it is constructed. The payload processing facility has a prime work area of approximately 10,000 square-feet. This work area is designed to accommodate the SPACEHAB Single and Double Modules and includes 11 secure experiment/payload integration and work areas from 300 square-feet to 1,000 square-feet each, two off-line modification shops, a tool room, a stock room and a conference/training room. The term of the lease for the land expires August 6, 1998, and is renewable at the option of the Company for two successive five-year periods. Upon expiration of the land lease, all improvements on the property revert at no cost to the lessor.

      Astrotech, occupies three locations. Astrotech's headquarters are located at 12510 Prosperity Drive, Suite 100, Silver Spring, Maryland 20904. The headquarters occupy approximately 3,000 square-feet of leased office space at this site and house a 5-person management and administrative team. The term of the present lease expires in May 1998.

      Astrotech's 12-person engineering and support team is located in a six building owned facility at 1515 Chaffee Drive, Titusville, Florida 32780. This 80,000 square-foot facility supports non-hazardous and hazardous material processing, payload storage and customer offices. These buildings presently occupy one-third of the 37.5-acre property owned by Astrotech, with the remaining two-thirds available for expansion.

      Astrotech has a 4-person technical staff located at the Vandenberg Air Force Base in Vandenberg, California. Astrotech presently rents a 60-acre site on the Air Force Base and owns four buildings comprising 16,500 square-feet, which are dedicated to the same functions provided at the Florida facility. The term of the present land lease expires on July 13, 2013. Upon expiration of the land lease, all improvements on the property revert at no cost to the lessor.

      The Company believes that its current facilities and equipment are generally well maintained and in good condition and are adequate for its present and foreseeable needs.


ITEM 3.     LITIGATION

      The Company is not currently involved in any material legal proceedings.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were voted upon during the final quarter of fiscal 1997.

PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      The Company's common stock (the "Common Stock") trades on the NASDAQ National Market System under the symbol "SPAB". The Common Stock has been publicly traded since December 22, 1995, the date of the closing of the Company's initial public offering. The quarterly high and low stock prices for fiscal 1997 and 1996 are as follows:

Fiscal 1997:
------------
                                            High              Low
                                            ----              ---
                  First Quarter             $11 1/4           $ 8
                  Second Quarter            $ 8 1/2           $ 5 1/2
                  Third Quarter             $ 7 1/8           $ 5
                  Fourth Quarter            $ 9 1/4           $ 5 3/4

Fiscal 1996:
------------
                                            High              Low
                                            ----              ---
                  First Quarter             $12 1/4           $12
                  Second Quarter            $15 1/4           $11 3/4
                  Third Quarter             $16               $ 8 3/4


      The Company has never paid cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of its business and, therefore, the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

      The Company has authorized 30,000,000 shares of Common Stock. At July 25, 1997, 11,146,237 shares of Common Stock were outstanding. The Company had approximately 1,800 shareholders of record of its Common Stock on June 30, 1997.

SALES OF UNREGISTERED SECURITIES

      During fiscal 1997, the Company issued warrants to purchase 53,000 shares of Common Stock to a consultant for services rendered. Such issuance was deemed to be exempt from registration under the Securities Act of 1933. The Company believes that the recipient of securities in this transaction is an accredited investor who intended to acquire the securities for investment purposes and not with a view to or for sale in connection with any distribution thereof, and that such recipient had adequate access to information about the Company.

ITEM 6. SELECTED FINANCIAL DATA

      The selected financial data presented below are derived from the audited consolidated financial statements of SPACEHAB. This selected financial information should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this report.

                                                                                                      Nine
                                                                                                     Months          Year
                                                                                                      Ended          Ended
                                                                Years Ended September 30,            June 30,      June 30,
                                                       ------------------------------------------- ------------- -------------
                                                          1993           1994           1995          1996(1)        1997
                                                       ------------ --------------- -------------- ------------- -------------
                                                                       (in thousands, except per share data)
Statement of  Operations Data:
   Revenue(2)                                              $42,467       $  43,800       $ 46,059     $  56,397      $ 56,601(3)
   Costs of revenue                                         23,204          24,227         23,349        20,985        34,120
                                                       ------------ --------------- -------------- ------------- -------------
   Gross profit                                             19,263          19,573         22,710        35,412        22,481
   Marketing, general and administrative expenses            7,906           5,064          3,816         4,056         8,567
   Research and development expenses                         3,076               -          1,600           100         1,252
                                                       ------------ --------------- -------------- ------------- -------------
   Operating income                                          8,281          14,509         17,294        31,256        12,662
   Interest expense, net of capitalized amounts              4,209           4,863          1,365           699           955
   Net income                                                4,117           8,638(4)      15,809        29,829        13,832(5)
   Net income per common share                           $    0.62       $    1.30       $   2.37     $    3.21      $   1.24
   Shares used in computing net income
     per common share                                        6,650           6,660          6,671         9,303        11,133

Other Data:
   Cash provided by (used for) operations                $  22,246       $  21,831       $ 26,838     $  13,151        $(857)
   Capital expenditures                                     16,589              76          4,943         6,266        34,446

Balance Sheet Data (at period end):
   Working capital (deficit)                             $(31,066)       $(20,589)       $  7,192     $  45,942      $  5,455
   Total  assets                                           118,083          95,261         86,701       129,709       114,450
   Long-term debt, excluding current portion                30,325          22,884         24,886        17,318        12,725
   Stockholders' equity (deficit)                         (29,894)        (21,184)        (1,715)        71,596        86,622

------------------------------

(1) Effective October 1, 1995, the Company changed its fiscal year-end to June
30.

(2) The Company recognizes revenue upon the completion of each flight under the Mir and CMAM Contracts. For new contract awards for which the capability to successfully complete the contract can be demonstrated at contract inception, revenue recognition under the percentage-of-completion method is being reported based on costs incurred over the period of the contract.

(3) Includes revenues of $2,860 generated by Astrotech subsequent to its acquisition on February 12, 1997.

(4) Includes an extraordinary loss of $934, net of taxes, relating to the write-off of unamortized deferred debt issuance costs, in conjunction with a refinancing and retirement of debt on that date.

(5) Includes an extraordinary gain of $3,274, net of taxes, relating to the amendment and restatement of a credit agreement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

      SPACEHAB was incorporated in 1984 to commercially develop space habitat modules to operate in the cargo bay of the Space Shuttles.

      The Company currently operates under one contract with NASA, the Mir Contract, with a total contract value of $90.2 million, including $38.0 million for the three Mir option missions scheduled to be flown in fiscal 1998. The Company's revenues for fiscal 1997 were generated primarily from the Mir Contract, the CMAM Contract, the NASDA/ESA Contract and through the customer contracts of Astrotech.

      SPACEHAB generates revenue by leasing lockers and/or volume within the SPACEHAB Modules and by integration and operations support services provided to scientists and researchers responsible for the experiments and/or logistics supplies for missions aboard the shuttle system. Under the CMAM and Mir Contracts, the Company recognizes revenue only at the completion of each Space Shuttle mission utilizing Company assets. Accordingly, the Company's quarterly revenue and profits have fluctuated dramatically based on NASA's launch schedule and will continue to do so under the Mir Contract and any other contract for which revenue is recognized only upon completion of a mission. For new contract awards for which the capability to successfully complete the contract can be demonstrated at contract inception, revenue recognition under the percentage-of-completion method is being reported based on costs incurred over the period of the contract. The percentage-of-completion method results in the recognition of revenue over the period of contract performance, thereby decreasing the quarter-by-quarter fluctuations of reported revenue.

      In September 1996, SPACEHAB entered into the NASDA/ESA Contract with NASDA and ESA, pursuant to which SPACEHAB provided hardware and integration and operations for scientific microgravity experiments aboard the SPACEHAB Logistics Double Module on STS-84. SPACEHAB began integration work on the NASDA/ESA Contract during the first quarter of fiscal 1997. This mission was completed in May 1997, concurrently with the final mission under the basic Mir Contract.

      The expenses associated with the operations of SPACEHAB are recorded differently based on the type of expense. Costs of revenue include integration and operations expenses associated with the performance of two types of efforts: (i) sustaining engineering in support of all missions under a contract and (ii) mission specific experiment support. Expenses associated with sustaining engineering are expensed as incurred. Mission specific expenses relating to the CMAM Contract and the Mir Contract are recorded as assets and not expensed until the specific Space Shuttle mission is flown and the related revenue is recognized. Costs associated with performance of the NASDA/ESA Contract were expensed as incurred. Other costs of revenue include depreciation expense and costs associated with the Astrotech payload processing facilities. Flight related insurance covering transportation of the SPACEHAB Modules from SPACEHAB's payload processing facility to the Space Shuttle, in-flight insurance and third-party liability insurance are also included in costs of revenue and are recorded as incurred. Marketing, general and administrative and interest and other expenses are recognized when incurred.

      Astrotech revenue is derived from various multiyear fixed price contracts with satellite and launch vehicle manufacturers. The services and facilities Astrotech provides to its customers support the final assembly, checkout and countdown functions associated with preparing a satellite for launch. This preparation includes: the final assembly and checkout of the satellite, installation of the solid rocket motors, loading of the liquid propellant, encapsulation of the satellite in the launch vehicle, transportation to the launch pad and command and control of the satellite during pre-launch countdown. Revenue provided by the Astrotech payload processing facilities is recognized ratably over the occupancy period of the satellites in the Astrotech facilities.

RESULTS OF OPERATIONS

      In 1996, the Company elected to change its fiscal year end from September 30 to June 30. Financial information for 1996, therefore, reflects nine months of operations. Further, fiscal 1997 results include the operations of Astrotech subsequent to its acquisition on February 12, 1997. Due to the Company's rate of growth and its contract schedule, information for fiscal 1996 has not been annualized.

Fiscal 1997 as Compared to Fiscal 1996

      Revenue. Revenue for the year ended June 30, 1997 increased 0.4% to $56.6 million, as compared to $56.4 million for the nine months ended June 30, 1996. This increase is primarily due to the additional revenue generated by Astrotech, offset by the decrease in revenue related to the completion of the CMAM Contract during the fiscal year 1997.

      Costs of Revenue. Costs of revenue for fiscal year 1997 increased 62.7% to $34.1 million, as compared to $21.0 million for the nine months ended June 30, 1996. Integration, operations and transportation expenses for fiscal year 1997 increased 67.4% to $23.8 million, as compared to $14.2 million for the nine months ended June 30, 1996. There were three missions flown during fiscal year 1997, as compared to two missions flown during the nine months ended June 30, 1996. Because mission specific expenses are reported at the time of a flight under the Mir Contract and CMAM Contract, these expenses are significantly higher during a period in which there are more flights. Additionally, all of the fiscal 1997 missions were Double Module missions, which require a significantly higher amount of integration and operations effort and costs than a Single Module mission. Integration costs related to the CMAM Contract and Mir Contract were $18.4 million and $3.5 million respectively, for the year ended June 30, 1997 as compared to $7.6 million and $6.5 million, respectively, for the nine months ended June 30, 1996.

      Operating Expenses. Operating expenses for fiscal year 1997 increased 136.2% to $9.8 million, as compared to $4.2 million for fiscal year 1996. Research and development expenses for fiscal year 1997 were $1.2 million, as compared to $0.1 million for the nine months ended June 30, 1996. During fiscal 1997, the Company increased its investment in research and development in order to facilitate future contracts. Included in the Company's fiscal 1997 research and development budget was the Company's Science Double Module, as previously discussed, and the SPACEHAB Universal Communications System ("SHUCS"), which is being developed to provide reliable and Shuttle-independent data communication channels that are responsive to payload user requirements. Marketing, general and administrative expenses for fiscal year 1997 increased 111.2% to $8.6 million, as compared to $4.1 million during the nine months ended June 30, 1996. This increase is primarily attributable to the Company's efforts to increase the strength of its engineering, design and research and development departments and reflects twelve months of operations as compared to nine months.

      Interest Expense. Interest expense, net of capitalized amounts, for fiscal year 1997 increased 36.6% to $1.0 million as compared to $0.7 million for the nine months ended June 30, 1996.

      Interest Income. Interest income for fiscal year 1997 increased to $1.8 million from $1.2 million for the nine months ended June 30, 1996. This is due to the fact that there were three additional months of interest proceeds from short term, commercial paper and interest bearing cash accounts in fiscal 1997.

      Net Income.   Net income for fiscal year 1997 decreased 53.6% to $13.8
million (or $1.24 per share), as compared to $29.8 (or $3.21 per share) million for the nine months ended June 30, 1996. This decrease is primarily due to an increase in costs of revenue and an increase in operating expenses, partially offset by an extraordinary gain of $3.3 million, net of taxes (or $0.29 per share), which was recorded in fiscal 1997 as a result of the early retirement of debt owed to a group of senior lenders. Income tax expense for these periods was $3.0 million and $1.9 million, respectively, due to the Company's use of available net operating loss carryforwards, offset by alternative minimum taxes. As of June 30, 1997, the Company had approximately $4.4 million of available net operating loss carryforwards expiring between 2006 and 2009 to offset future regular taxable income. Utilization of these net operating loss carryforwards may be subject to limitations in the event of significant changes in the stock ownership of the Company. There are no restrictions on transfers or sales of shares of Common Stock that would prevent such a change from occurring.

      The effects of inflation and changing prices have not significantly impacted the Company's net sales and revenue or income from continuing operations during fiscal 1997.

Nine Months Ended June 30, 1996 as Compared to the Fiscal Year Ended September 30,1995

      Revenue. Revenue for the nine months ended June 30, 1996 increased 22.4% to $56.4 million, as compared to $46.1 million for fiscal year 1995. The results of operations for this new fiscal period include revenue for two missions completed during the quarter ended June 30, 1996. This revenue is attributable to the Company's completion in April 1996 of the first mission under the Mir Contract and the completion in June 1996 of the Company's fourth CMAM mission. In comparison, during fiscal year 1995, SPACEHAB completed one mission under the CMAM Contract, providing all of the revenue reported for fiscal year 1995.

      Costs of Revenue. Costs of revenue for the nine months ended June 30, 1996 decreased 10.1% to $21.0 million, as compared to $23.3 million for fiscal year 1995. Integration, operations and transportation expenses for each of the nine months ended June 30, 1996 and the fiscal year ended September 30, 1995 were $14.2 million. These amounts are approximately equal in absolute dollars but, when compared on a basis of nine months to twelve months, the fiscal 1996 cost is proportionately higher. First, mission specific costs of $8.4 million for the nine months ended June 30, 1996 supported two missions, while mission specific costs of $8.2 million in fiscal year 1995 supported only one mission. Second, sustaining engineering costs were $5.8 million in fiscal 1996, as compared to $6.0 million in fiscal 1995. Total integration, operations and transportation costs were only marginally higher in fiscal 1996 even though they supported two flights, thereby reducing the cost per flight for sustaining engineering and reducing total costs per mission in fiscal 1996.

      Operating Expenses. Operating expenses for the nine months ended June
30, 1996 decreased 23.3% to $4.2 million, as compared to $5.4 million for fiscal year 1995. The decrease is primarily due to the shortened reporting period for fiscal 1996 of nine months, as compared to the twelve-month reporting period for fiscal year 1995, coupled with a decrease in research and development expenses. There was $0.1 million incurred for research and development expense for the nine months ended June 30, 1996, as compared to $1.6 million for fiscal year 1995. The research and development expenditures for fiscal 1995 were used in the development of the SPACEHAB Logistics Double Module that was required to perform the Mir Contract. Expenditures for research and development associated with the new SPACEHAB Science Double Module for microgravity and life sciences did not commence until July 1996. Marketing, general and administrative expenses for the nine months ended June 30, 1996 increased 6.3% to $4.1 million, as compared with $3.8 million during fiscal year 1995. Components of the increase in fiscal 1996 include increases in salaries and benefits of approximately $0.6 million for additional staff needed for business development and project management, offset by a decrease of $0.4 million in expenses due to the shorter fiscal year.

      Interest Expense. Interest expense, net of capitalized amounts, for the nine months ended June 30, 1996 decreased 48.8% to $0.7 million, as compared to $1.4 million for fiscal year 1995, primarily due to substantially lower average revolving loan indebtedness under the Company's credit agreement (the "Credit Agreement") for the nine months ended June 30, 1996. The lower average revolving loan indebtedness was a result of repayments by the Company during the nine months ended June 30, 1996 of $7.4 million on interest bearing debt. An amount outstanding of $5.5 million due to a group of insurance companies under the Credit Agreement during the nine months ended June 30, 1996 remained non-interest bearing.

      Interest Income. Interest income for the nine months ended June 30, 1996 increased to $1.2 million from $0.1 million, due to the investment of approximately $40.0 million of initial public offering proceeds in short term, low risk commercial paper and interest bearing cash accounts.

      Net Income. Net income for the nine months ended June 30, 1996 increased 88.7% to $29.8 million, as compared to $15.8 million for fiscal year 1995. Income tax expense for these periods was $1.9 million and $0.2 million, respectively, due to the Company's use of available net operating loss carryforwards, offset by alternative minimum taxes.


LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically financed its capital expenditures, research and development and working capital requirements through payments received under both the CMAM Contract and the Mir Contract, investments received in private and public equity offerings and borrowings under credit facilities. During December 1995, SPACEHAB completed an initial public offering of 4,014,500 shares of Common Stock, which provided the Company with net proceeds of approximately $43.3 million. On June 16, 1997, the Company signed an agreement with a financial institution securing a $10.0 million revolving line of credit (the "Revolving Line of Credit") that the Company may use for working capital purposes. As of June 30, 1997, no amounts were drawn on this line of credit. Further, on July 14, 1997, Astrotech obtained a five-year term loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB and provides drawdowns of up to $15.0 million for general corporate purposes.

      Cash Flows From Operating Activities. Cash provided by (used for) operations for fiscal year 1995, the nine months ended June 30, 1996 and fiscal year 1997 was $26.8 million, $13.1 million and ($0.9) million, respectively. Under both the CMAM Contract and the Mir Contract, progress payments are structured such that expenses incurred under these contracts are billed to NASA. NASA made progress payments under the CMAM Contract on specified dates for specified amounts. Progress payments under the Mir Contract are billed to NASA monthly at 95% of the costs incurred in the prior month. As the Company projected, net cash flows were used in completing the CMAM Contract and Mir Contract for which significant progress payments had previously been received. Additionally, cash flows were used for operating activities during fiscal year 1997 due to increases in research and development costs associated with expanding the client base of the Company.

      Cash Flows Used in Investing Activities. For fiscal years 1995, the nine months ended June 30, 1996 and fiscal 1997, cash flows used in investing activities consisted only of capital expenditures of $4.9 million, $6.3 million and $34.4 million, respectively. Expenditures during fiscal year 1995 and the nine months ended June 30, 1996 were for (i) the development and construction of a tunnel and an adapter ring to be used in conjunction with the Logistics Double Module and (ii) structural upgrade work performed on the SPACEHAB structural test article so that it can be attached to an existing Single Module to form a Logistics Double Module. The Company invested a total of $11.9 million in the development and construction of the Logistics Double Module during fiscal 1995 and the nine months ended June 30, 1996. The Company paid approximately $20.1 million for Astrotech during fiscal 1997. In addition, during fiscal 1997, the Company began the construction of its Science Double Module. The Company spent approximately $12.7 million on the project during fiscal 1997 and anticipates that it will spend between $35.0 million and $38.0 million in the aggregate to complete this project.

      The Company expects to continue funding any additional capital expenditures and working capital requirements from internally generated cash flow, drawdowns on existing credit facilities and through future debt and/or equity offerings.

      Cash Flows From Financing Activities. For fiscal 1995, the nine months ended June 30, 1996 and fiscal 1997, cash flows provided by (used for) financing activities were ($1.2) million, $36.9 million and

($2.6) million, respectively. On August 20, 1996, an existing credit agreement was amended and restated. Under this amendment, the revolving credit commitment from McDonnell Douglas was canceled and, in exchange for the full satisfaction of two term loans owed to a group of insurance companies, the Company paid $2.5 million to said companies at closing and agreed to pay an additional $2.0 million under a new non-interest bearing term loan. The new term loan is due in installments of $0.5 million in each of August 1997 and 1998, and $0.3 million in each of August 1999, 2000 and 2001. Under this new agreement, all prior liens and encumbrances on the Company's assets and all prior restrictive covenants pursuant to this credit agreement were released.

      The Company believes that its available cash and cash equivalents plus borrowings under its existing credit facilities will be sufficient to meet its cash flow from operations and other funding requirements for at least the next 12 months. The Company anticipates requirements for additional financing to complete the design and development of additional spaceflight hardware and will initiate such financing as the timing of its asset development efforts and financial market conditions dictate.

RECENT ACCOUNTING PRONOUNCEMENTS

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (Statement 128). Statement 128 supersedes Accountings Principles Board Opinion No. 15, "Earnings per Share" (APB 15) and its related interpretations and promulgates new accounting standards for the computation and manner of presentation of the Company's earnings per share. The Company is required to adopt the provisions of Statement 128 during the second quarter of fiscal 1998. Earlier application is not permitted; however, upon adoption the Company will be required to restate previously reported annual and interim earnings per share data in accordance with the provisions of Statement 128. The Company does not believe that the adoption of Statement 128 will have a material impact on the computation or manner of presentation of its earnings per share data as currently of previously presented under APB 15.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company is required to adopt the provisions of Statement 130 for the year ended June 30, 1999. Earlier application is not permitted; however, upon adoption, the Company will be required to reclassify previously reported annual and interim financial statements. The Company believes that the disclosure of comprehensive income in accordance with the provisions of Statement 130 will not materially impact the manner of presentation of its financial statements as currently and previously reported.

                    SPACEHAB, INCORPORATED AND SUBSIDIARY

                    CONSOLIDATED FINANCIAL STATEMENTS

                    JUNE 30, 1996 AND 1997

                    (WITH INDEPENDENT AUDITORS' REPORT THEREON)

INDEPENDENT AUDITORS' REPORT



The Board of Directors
SPACEHAB, Incorporated and Subsidiary:


We have audited the accompanying consolidated balance sheets of SPACEHAB, Incorporated and subsidiary (the Company) as of June 30, 1996 and 1997, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for the year ended September 30, 1995, the nine months ended June 30, 1996 and the year ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPACEHAB, Incorporated and subsidiary as of June 30, 1996 and 1997, and the results of their operations and their cash flows for the year ended September 30, 1995, the nine months ended June 30, 1996 and the year ended June 30, 1997, in conformity with generally accepted accounting principles.




                                                KPMG Peat Marwick LLP
McLean, Virginia
August 15, 1997

SPACEHAB, INCORPORATED AND SUBSIDIARY

Consolidated Balance Sheets

==============================================================================================

                                                                             June 30,
                                                                      ------------------------
ASSETS                                                                      1996         1997
----------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                       $ 50,795,548   12,886,731
    Accounts receivable (note 4)                                       5,445,765    5,176,255
    Prepaid expenses and other current assets                            184,660      199,247
----------------------------------------------------------------------------------------------

Total current assets                                                  56,425,973   18,262,233
----------------------------------------------------------------------------------------------

Property and equipment:
    Flight modules                                                    94,477,790   95,045,548
    Module improvements in progress                                            -   13,012,819
    Payload processing facility                                        3,384,667   17,650,915
    Furniture, fixtures and equipment                                    615,036    3,368,211
----------------------------------------------------------------------------------------------

                                                                      98,477,493  129,077,493

Less accumulated depreciation                                        (27,987,042) (38,115,620)
----------------------------------------------------------------------------------------------

Property and equipment, net                                           70,490,451   90,961,873

Goodwill, net of accumulated amortization of $55,947                           -    3,394,773
Deferred mission costs                                                 2,705,422    1,438,910
Other assets                                                              86,769      392,587
----------------------------------------------------------------------------------------------

Total assets                                                        $129,708,615  114,450,376
==============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------

Current liabilities:
    Loans payable under credit agreement, current portion (note 6)  $  2,500,000      500,000
    Accounts payable and accrued expenses                              3,270,882    2,408,111
    Accrued consulting and subcontracting services due to McDonnell
      Douglas                                                          4,712,733    9,052,308
    Advanced billings                                                          -      846,855
----------------------------------------------------------------------------------------------

Total current liabilities                                             10,483,615   12,807,274

Loans payable under credit agreement, net
  of current portion (note 6)                                          6,179,063    1,500,000
Notes payable to shareholder (note 7)                                  9,968,503   11,225,246
Convertible note payable (note 8)                                      1,170,338            -
Deferred flight revenue                                               30,311,227    2,295,898
----------------------------------------------------------------------------------------------

Total liabilities                                                     58,112,746   27,828,418
----------------------------------------------------------------------------------------------

Commitments (notes 9, 14, 15 and 16)

Stockholders' equity (notes 8, 12 and 13):
  Common stock, no par value, authorized 30,000,000 shares, issued
    and outstanding 11,069,237 and 11,146,237 shares, respectively    79,862,700   81,057,164
  Additional paid-in capital                                              16,299       16,299
  Retained earnings (deficit)                                         (8,283,130)   5,548,495
----------------------------------------------------------------------------------------------

Total stockholders' equity                                            71,595,869   86,621,958
----------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                          $129,708,615  114,450,376
==============================================================================================

See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARY

Consolidated Statements of Income

=======================================================================================================

                                                          Year ended Nine months ended      Year ended
                                                  September 30, 1995     June 30, 1996   June 30, 1997
-------------------------------------------------------------------------------------------------------

Revenue                                                 $ 46,059,000        56,397,000      56,600,766
-------------------------------------------------------------------------------------------------------

Costs of revenue:
   Integration, operations and transportation             14,155,419        14,220,334      23,799,089
   Depreciation                                            8,256,417         6,192,313       9,824,535
   Insurance and other                                       937,250           572,500         496,400
-------------------------------------------------------------------------------------------------------

Total costs of revenue                                    23,349,086        20,985,147      34,120,024
-------------------------------------------------------------------------------------------------------

Gross profit                                              22,709,914        35,411,853      22,480,742
-------------------------------------------------------------------------------------------------------

Operating expenses:
   Marketing, general and administrative                   3,815,536         4,055,680       8,567,268
   Research and development                                1,600,000           100,000       1,251,394
-------------------------------------------------------------------------------------------------------

Total operating expenses                                   5,415,536         4,155,680       9,818,662
-------------------------------------------------------------------------------------------------------

Income from operations                                    17,294,378        31,256,173      12,662,080

Interest expense, net of capitalized interest (note 3)    (1,364,520)         (698,997)       (955,015)
Interest and other income, net                               114,662         1,183,462       1,821,472
-------------------------------------------------------------------------------------------------------

Net income before income taxes and extraordinary item     16,044,520        31,740,638      13,528,537

Income tax expense (note 14)                                 235,664         1,911,895       2,970,943
-----------------------------------------------------------------------  ------------------------------

Net income before extraordinary item                      15,808,856        29,828,743      10,557,594

Extraordinary item - gain on early retirement of debt,
   net of taxes and legal fees (note 6)                          -                 -         3,274,031
-------------------------------------------------------------------------------------------------------

Net income                                              $ 15,808,856        29,828,743      13,831,625
-------------------------------------------------------------------------------------------------------

Net income per common and common equivalent share:
   Net income before extraordinary item                 $       2.37              3.21            0.95
   Extraordinary item                                            -                 -              0.29
-------------------------------------------------------------------------------------------------------

                                                        $       2.37              3.21            1.24
=======================================================================================================

Shares used in computing net income per common
   and common equivalent share                             6,671,346         9,303,487      11,133,243
=======================================================================================================

See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Deficit)

===================================================================================================================================

                                                                   Convertible preferred stock              Common stock
                                                              ---------------------------------    -------------------------------
                                                                     Shares             Amount         Shares             Amount
-----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1994                                     4,011,345      $   2,310,670      4,908,427      $   30,410,094

Common stock issued upon stock option exercises                           -                  -         25,000              60,000
Common stock issued in private placement (note 12)                        -                  -        150,000           3,600,000
Net income                                                                -                  -              -                   -
-----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1995                                     4,011,345          2,310,670      5,083,427          34,070,094

Common stock issued upon stock option exercises                           -                  -         75,000             180,000
Common stock issued in public offering, net of expenses
     (note 12)                                                            -                  -      4,014,500          43,301,936
Common stock issued upon conversion of preferred
     stock (note 12)                                            (4,011,345)        (2,310,670)      1,671,312           2,310,670
Common stock issued in private placement guarantee (note 12)              -                  -        224,998                   -
Net income                                                                -                  -              -                   -
-----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1996                                             -                  -     11,069,237          79,862,700

Common stock issued upon stock option exercises                           -                  -          2,000              24,000
Common stock issued upon conversion of debt (note 8)                      -                  -         75,000           1,170,464
Net income                                                                -                  -              -                   -
-----------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1997                                                  -      $           -     11,146,237      $   81,057,164
===================================================================================================================================


====================================================================================================================

                                                               Additional             Retained                Total
                                                                  paid-in             earnings        stockholders'
                                                                  capital            (deficit)     equity (deficit)
--------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1994                                      16,299         (53,920,729)         (21,183,666)

Common stock issued upon stock option exercises                         -                    -               60,000
Common stock issued in private placement (note 12)                      -                    -            3,600,000
Net income                                                              -           15,808,856           15,808,856
--------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1995                                      16,299         (38,111,873)          (1,714,810)

Common stock issued upon stock option exercises                         -                    -              180,000
Common stock issued in public offering, net of expenses
     (note 12)                                                          -                    -           43,301,936
Common stock issued upon conversion of preferred
     stock (note 12)                                                    -                    -                    -
Common stock issued in private placement guarantee (note 12)            -                    -                    -
Net income                                                              -           29,828,743           29,828,743
--------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1996                                      16,299          (8,283,130)           71,595,869

Common stock issued upon stock option exercises                         -                    -               24,000
Common stock issued upon conversion of debt (note 8)                    -                    -            1,170,464
Net income                                                              -           13,831,625           13,831,625
--------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1997                                           16,299            5,548,495           86,621,958
====================================================================================================================



See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARY

Consolidated Statements of Cash Flows

====================================================================================================================================

                                                                                   Year ended   Nine months ended         Year ended
                                                                           September 30, 1995       June 30, 1996      June 30, 1997
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net income                                                                  $ 15,808,856         29,828,743         13,831,625
     Adjustments to reconcile net income to net cash provided by
         (used for) operating activities:
            Depreciation and amortization                                           8,489,642          6,387,245         10,184,525
            Gain on early retirement of debt                                             --                 --           (4,092,537)
            Interest converted to notes payable                                     1,480,772          1,424,513          1,300,077
            Changes in assets and liabilities:
                Decrease (increase) in accounts receivable                         (5,565,092)           119,327          1,842,565
                Decrease (increase) in prepaid expenses and
                    other current assets                                               (9,360)          (131,686)           (14,587)
                Decrease in deferred mission costs                                    251,494            445,267          1,266,512
                Decrease (increase) in other assets                                  (227,872)           193,490           (256,887)
                Increase (decrease) in deferred flight revenue                      3,955,856        (27,752,069)       (28,015,329)
                Increase (decrease) in accounts payable and
                    accrued expenses                                                  674,600          1,993,470         (1,003,796)
                Decrease in advanced billings                                            --                 --             (239,040)
                Increase in accrued consulting and
                    subcontracting services                                         1,978,940            642,753          4,339,575
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used for) operating activities                               26,837,836         13,151,053           (857,297)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Payments for modules under construction                                             --                 --          (13,580,577)
     Purchase of Astrotech, net of cash acquired                                         --                 --          (20,133,945)
     Purchases of property and equipment                                           (4,942,876)        (6,266,330)          (731,138)
------------------------------------------------------------------------------------------------------------------------------------

Net cash used for investing activities                                             (4,942,876)        (6,266,330)       (34,445,660)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Proceeds from note payable to insurers                                           150,000               --                 --
     Payments of note payable to insurers                                          (9,707,045)        (3,854,079)        (2,520,000)
     Proceeds from note payable to shareholder                                     11,229,054          7,358,661               --
     Payments of note payable to shareholder                                      (21,537,965)       (10,116,713)              --
     Payments of legal fees on early retirement of debt                                  --                 --             (109,860)
     Proceeds from exercise of stock options                                           60,000            180,000             24,000
     Proceeds from issuance of common stock, net of expenses                        3,600,000         43,301,936               --
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used for) financing activities                              (16,205,956)        36,869,805         (2,605,860)
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                5,689,004         43,754,528        (37,908,817)

Cash and cash equivalents at beginning of year                                      1,352,016          7,041,020         50,795,548
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                         $  7,041,020         50,795,548         12,886,731
====================================================================================================================================

See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 1996 and 1997


------------------------------------------------------------------------------

 (1)  DESCRIPTION OF THE COMPANY

      SPACEHAB, Incorporated (the Company) is the first company to commercially develop, own and operate habitable modules that provide space-based laboratory research facilities and cargo services aboard the U.S. Space Shuttle system. The Company currently owns and operates three pressurized laboratory and logistics supply modules which significantly enhance the capabilities of the Space Shuttle fleet. The Company is currently constructing a new science module with associated double module hardware. The Company's modules are unique to the U.S. Space Shuttle.

      To date, the Company has successfully completed eight missions aboard the Space Shuttle and substantially all of the Company's revenue has been generated under contracts with NASA. The Company's contracts are subject to periodic funding allocations by NASA. NASA's funding is dependent on receiving annual appropriations from the United States government.

      On February 12, 1997, the Company acquired the assets and certain of the liabilities of Astrotech Space Operations, L.P., a subsidiary of Northrop Grumman, nationally recognized as the leading provider of commercial satellite launch processing services and payload processing facilities in the United States. These services are provided at the Astrotech facilities in Cape Canaveral, Florida and Vandenberg Air Force Base in California, and are provided to launch service providers on a fixed-price basis. Additionally, Astrotech provides management and consulting services to the Boeing Company for its Sea Launch program at the Boeing facility in Long Beach, California.


 (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of SPACEHAB, Incorporated and its wholly owned subsidiary, Astrotech Space Operations, Inc. (Astrotech). All significant intercompany transactions have been eliminated in consolidation.

      FISCAL YEAR

      Effective October 1, 1995, the Company changed its fiscal year-end from September 30 to June 30. Accordingly, the accompanying consolidated financial statements present the Company's results of operations for the year ended September 30, 1995, the nine months ended June 30, 1996, and the year ended June 30, 1997.

                                                                   (Continued)

SPACEHAB, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements



------------------------------------------------------------------------------

 (2)  CONTINUED

      CASH AND CASH EQUIVALENTS

      For purposes of its statements of cash flows, the Company considers short-term investments with original maturities of 3 months or less to be cash equivalents. The Company intends to hold all of these investments to maturity and as such are recognized at cost plus accrued interest, which approximates market value.

      PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. The Company's flight modules are depreciated over a ten-year period using the straight-line method. All furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets. The Company's payload processing facilities are depreciated using the straight-line method over their estimated useful lives ranging from sixteen to thirty years.

      During fiscal year 1997, SPACEHAB adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" (Statement 121). Statement 121 requires that long-lived assets to be held and used, including goodwill, be reviewed by the Company for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the undiscounted net cash flows associated with the asset are less than the asset's carrying amount. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair market value. The adoption of Statement 121 did not have a material impact on the Company's results of operations for the year ended June 30, 1997.

      GOODWILL

      The excess of the cost over the fair value of Astrotech's net tangible and identifiable intangible assets acquired has been assigned to goodwill. Goodwill is being amortized on a straight-line basis over twenty years.

      DEFERRED MISSION COSTS

      Deferred mission costs are expenses directly related to specific missions and are recognized as costs of revenue as the respective missions are completed.

                                                                   (Continued)

SPACEHAB, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements



------------------------------------------------------------------------------

 (2)  CONTINUED

      STOCK-BASED COMPENSATION

      During fiscal year 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (Statement 123), which encourages, but does not require, the recognition of stock-based employee compensation at fair value. The Company has elected to continue to account for stock-based employee compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock-Issued to Employees", and related interpretations. Accordingly, compensation cost for options to purchase common stock granted to employees is measured as the excess, if any, of the fair value of common stock at the date of the grant over the exercise price an employee must pay to acquire the common stock.

      Warrants to purchase common stock granted to other than employees as consideration for goods or services rendered are recognized at fair market value.

      REVENUE RECOGNITION

      Revenue is recognized upon completion of each module flight for the CMAM and Mir contracts. Total contract price is allocated to each flight based on the amount of services the Company provides on the flight relative to the total services provided for all flights under contract. Obligations associated with a specific mission, e.g., integration services, are also recognized upon completion of the mission. For new contract awards for which the capability to successfully complete the contract can be reasonably assured and costs at completion can be reliably estimated at contract inception, revenue recognition under the percentage-of-completion method is being reported based on costs incurred over the period of the contract. Revenue provided by the Astrotech payload processing facilities is recognized ratably over the occupancy period of the facilities.

      RESEARCH AND DEVELOPMENT

      Research and development costs are expensed as incurred.

      INCOME TAXES

      The Company recognizes income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                                                                   (Continued)

SPACEHAB, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements



------------------------------------------------------------------------------

 (2)  CONTINUED

      NET INCOME PER SHARE

      Income per common and common equivalent share is calculated by dividing net income by the weighted average number of common and common equivalent shares, to the extent dilutive, during the period. Common stock equivalents are comprised of common stock options and warrants. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4:D, stock issued and stock options granted during the 12-month period preceding the date of the Company's initial public offering have been included in the calculation of weighted average shares of common and common equivalent shares outstanding for all periods through the date of the initial public offering using the treasury stock method, based on the initial public offering price per share (note 12).

      The computation of income per common and common equivalent share, assuming full dilution, includes all other common stock that potentially may be issued as a result of conversion privileges, including the convertible note payable (note 8). Any reduction of less than 3 percent in the aggregate has not been considered dilutive in the presentation of income per common share, assuming full dilution.

      All computations of income per common share include the effect of the 1 for 2.4 reverse split of common stock (note 12).

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (Statement 128). Statement 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" (APB 15) and its related interpretations, and promulgates new accounting standards for the computation and manner of presentation of the Company's earnings per share. The Company is required to adopt the provisions of Statement 128 during the year ending June 30, 1998. Earlier application is not permitted; however, upon adoption the Company will be required to restate previously reported annual and interim earnings per share data in accordance with the provisions of Statement 128. The Company does not believe that the adoption of Statement 128 will have a material impact on the computation or manner of presentation of its earnings per share data as currently or previously presented under APB 15.

      ACCOUNTING ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from these estimates.

                                                                   (Continued)

SPACEHAB, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements



------------------------------------------------------------------------------

 (2)  CONTINUED

      RECLASSIFICATIONS

      Certain 1995 and 1996 amounts have been reclassified to conform to the 1997 consolidated financial statement presentation.


 (3)  STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION

      Cash paid for interest costs was approximately $513,000, $264,000 and $1,300,000 for the year ended September 30, 1995, the nine months ended June 30, 1996, and the year ended June 30, 1997, respectively. The Company capitalized interest of approximately $262,000, $766,000 and $345,000 during the year ended September 30, 1995, the nine months ended June 30, 1996, and the year ended June 30, 1997, respectively, related to the module improvements in progress.

      The Company paid approximately $140,000, $248,000, and $2,385,000 for income taxes during the year ended September 30, 1995, the nine months ended June 30, 1996 and the year ended June 30, 1997, respectively.

      During fiscal year 1997, the Company's convertible note payable, with a carrying value of approximately $1.2 million, was converted into 75,000 shares of common stock (note 8).

 (4)  ACCOUNTS RECEIVABLE

      At June 30, 1996 and 1997, accounts receivable consisted of:

                                                1996         1997
------------------------------------------------------------------

U.S. government contracts:
    Billed                               $ 3,724,476            -
    Unbilled                               1,721,289    3,520,742
------------------------------------------------------------------

Total U.S. government contracts            5,445,765    3,520,742
------------------------------------------------------------------

Commercial contracts:
    Billed                                         -    1,344,302
    Unbilled                                       -      311,211
------------------------------------------------------------------

Total commercial contracts                         -    1,655,513
------------------------------------------------------------------

Total accounts receivable                $ 5,445,765    5,176,255
==================================================================



      The Company anticipates collecting substantially all receivables within one year.

                                                                   (Continued)

SPACEHAB, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements



------------------------------------------------------------------------------

 (5)  ACQUISITION OF ASTROTECH

      The Company paid $20,135,987, including transaction costs, to acquire substantially all of the assets and certain of the liabilities of Astrotech. The purchase was effective on February 12, 1997. The business combination has been accounted for using the purchase method. The purchase price has been allocated to the assets and liabilities acquired based on appraisals and other studies. The purchase price was allocated as follows:

Cash                                             $        2,042
Receivables                                           1,573,055
Land                                                    580,000
Buildings                                            13,389,000
Furniture, fixtures and equipment                     2,319,159
Goodwill                                              3,450,720
Other assets                                             48,931
Accounts payable                                      (141,025)
Advanced billings                                   (1,085,895)
----------------------------------------------------------------

Total purchase price                             $   20,135,987
================================================================

      The following represents pro forma combined results of operations for the current year and preceding year as if the acquisition of Astrotech had occurred as of October 1, 1995:

                                   Nine months ended        Year ended
                                        June 30, 1996    June 30, 1997
----------------------------------------------------------------------

Revenue                                  $ 62,716,117      59,980,318
Gross profit                               39,902,147      23,531,400
Income before extraordinary item           31,621,920      10,309,377
Net income                                 31,621,920      13,583,408
----------------------------------------------------------------------

Net income per common and common
equivalent share                         $       3.40            1.21
======================================================================


      The Company has generated revenues of approximately $2,900,000 from Astrotech's operations since the date of acquisition.


 (6)  LOANS PAYABLE UNDER CREDIT AGREEMENT

      Previous to an August 1996 amendment, the Company's credit agreement consisted of a $6,458,000 term loan bearing interest at 1 percent per month and a $5,495,000 noninterest-bearing term loan with several insurance companies. In addition, a revolving credit commitment with McDonnell Douglas, a shareholder, provided a maximum outstanding balance of $6,000,000 and bore interest at a rate of 1 percent per month.

                                                                   (Continued)

SPACEHAB, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements



------------------------------------------------------------------------------

 (6)  CONTINUED

      In August 1996, the Company's credit agreement was amended. Under the amendment, the revolving credit commitment from McDonnell Douglas was canceled. In exchange for the full satisfaction of the Company's term loans with the various insurance companies, the Company paid the insurance companies $2,500,000 and agreed to pay an additional $2,000,000 under a new noninterest-bearing term loan. The new term loan is due in installments of $500,000 on each of August 1, 1997 and 1998, and $333,333 on each of August 1, 1990, 2000 and 2001. As a result of this amended and restated agreement, the Company recognized an extraordinary gain of $3,274,031, net of income taxes and other related expenses of $818,506 and $109,860, respectively, during the year ended June 30, 1997.

      Aggregate interest cost incurred on the debts due under the various credit agreements was approximately $524,000, $561,000, and $64,000 for the year ended September 30, 1995, the nine months ended June 30, 1996 and the year ended June 30, 1997, respectively.


 (7)  NOTES PAYABLE TO SHAREHOLDER

      The Company issued subordinated notes for a portion of the amount due to Alenia Spazio S.p.A. (Alenia), a shareholder, under a previously completed construction contract for the Company's flight modules. Such notes had aggregate outstanding balances of $9,968,503 and $11,225,246 at June 30, 1996 and 1997, respectively. The notes bear interest at an annual rate of 12 percent, compounded quarterly with all accrued interest originally payable 45 days after the first mission under the CMAM contract and semiannually thereafter. During the year ended September 30, 1995, Alenia agreed to defer the payment of interest and principal until November 1998. Principal on the notes was due at the earlier of 45 days after the seventh launch under the Mir contract, or June 15, 1997; however, no amount of principal or interest on the notes is due until all amounts under the amended and restated credit agreement (note 6) are repaid. As such, no principal payments are due under these notes until August 1, 2001. Interest cost accrued on the notes to Alenia was approximately $1,017,000, $846,000, and $1,300,000 for the year ended September 30, 1995, the nine months ended June 30, 1996 and the year ended June 30, 1997, respectively.

                                                                   (Continued)

SPACEHAB, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements



------------------------------------------------------------------------------

 (8)  CONVERTIBLE NOTE PAYABLE

      On August 12, 1992, the Company issued a subordinated promissory note to an investment bank in the amount of $900,000, carrying interest at LIBOR plus 3 percent, and maturing six months after the payment of all other indebtedness due under the amended and restated credit agreement and the subordinated notes to Alenia. Through June 30, 1996, the Company had elected to defer the payment of interest under the note, which accrued and was converted to additional outstanding principal. The note was convertible at the option of the holder into 75,000 shares of the Company's common stock at any time prior to maturity. On October 25, 1996, the investment bank exercised its option to convert the note into the Company's common stock. In accordance with the terms of the agreement, interest that accrued during fiscal year 1997 of approximately $25,000 through the date of conversion was waived.

      Interest cost incurred on this note was approximately $82,000 and $58,000 for the years ended September 30, 1995 and the nine months ended June 30, 1996, respectively.


 (9)  CREDIT FACILITIES

      On June 16, 1997, the Company entered into a $10,000,000 line of credit agreement with a financial institution. Outstanding balances on the line of credit accrue interest at either the lender's prime rate or a LIBOR-based rate. This loan is collateralized by certain assets of the Company. The term of the agreement is through October 1998. At June 30, 1997, the Company has not drawn against the line of credit.

      On July 14, 1997, the Company's subsidiary, Astrotech, entered into another credit facility for loans of up to $15,000,000 with a financial institution. This loan is collateralized by the assets of Astrotech and certain other assets of the Company, and is guaranteed by the Company. Interest accrues at LIBOR plus three percent.


 (10) FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of June 30, 1997 in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments."

                                              Carrying         Fair
                                                amount        value
--------------------------------------------------------------------

Financial liabilities:
    Loans payable under credit
    agreement                              $  2,000,000   1,629,679
    Notes payable to shareholder             11,225,246  11,225,246
====================================================================

                                                                   (Continued)

SPACEHAB, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements



------------------------------------------------------------------------------

(10)  CONTINUED

      The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The carrying amounts of cash and cash equivalents, short-term investments, receivables, and accounts payable and accrued expenses approximate their fair market value because of the relatively short duration of these instruments.


 (11) NASA CONTRACTS

      COMMERCIAL MIDDECK AUGMENTATION MODULE CONTRACT

      On November 30, 1990, NASA and the Company entered into the Commercial Middeck Augmentation Module contract (CMAM) to lease to NASA a portion of the middeck augmentation modules and related integration services at an aggregate firm fixed price of $184,236,000 over six missions.
      During the year ended September 30, 1994, the terms of the CMAM contract were amended to reduce the number of missions from six to five, although the total locker space leased by NASA and the contract value remained the same.

      NASA paid the Company progress payments based on achieving certain integration milestones. During the year ended September 30, 1995, the nine months ended June 30, 1996, and the year ended June 30, 1997, NASA made progress payments of $35,377,000, $8,857,000, and $0, respectively, to the Company.

      During the year ended September 30, 1995, and the nine months ended June 30, 1996 and the year ended June 30, 1997, the Company recognized approximately $46,059,000, $45,634,000, and $7,963,000, respectively, of revenue under the CMAM contract. The CMAM contract was completed during fiscal year 1997.

      MIR SPACE STATION CONTRACT

      On July 14, 1995, NASA and the Company completed final negotiations to lease the Company's flight modules and provide related integration services over four missions to the Russian Space Station Mir during 1996 and 1997, at an aggregate firm fixed price of $53,980,000. During December 1995, the contract was amended whereby the contract price was adjusted to $52,506,600 in exchange for the indemnification by NASA of certain damage to, or loss of, the modules during flight.

      During July 1997, the Company and NASA further amended the terms of the basic contract to provide for three additional missions to take place in September 1997, January 1998, and May 1998, for an additional $38,000,000.

                                                                   (Continued)

SPACEHAB, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements



------------------------------------------------------------------------------

(11)  CONTINUED

      NASA pays the Company progress payments on a monthly basis. During the year ended September 30, 1995, the nine months ended June 30, 1996, the year ended June 30, 1997, the Company received approximately $9,073,000, $19,907,000, and $20,438,000, respectively, from NASA relating to the contract.

      During the nine months ended June 30, 1996 and the year ended June 30, 1997, the Company recognized $10,772,000 and $41,734,600, respectively, of revenue under the original contract relating to completion of the first four missions. As of June 30, 1997, the Company has $2,940,513 of unbilled retainages due from NASA. These amounts are expected to be collected within the next 12 months.


(12)  STOCKHOLDERS' EQUITY

      INITIAL PUBLIC OFFERING

      In December 1995 and January 1996, the Company sold, through an underwritten initial public offering, 4,014,500 common shares at $12.00 per share, which resulted in net proceeds to the Company of $43,301,936 after associated commissions and discounts, and other expenses of the offering.

      REVERSE STOCK SPLIT

      Prior to the initial public offering, on December 11, 1995, the Company's Board of Directors effected a 1 for 2.4 reverse split of common stock whereby each 2.4 shares of existing common stock were exchanged for one share of common stock. All share and per share data appearing in the consolidated financial statements and notes thereto have been retroactively adjusted for this reverse split.

      PRIVATE EQUITY PLACEMENT

      During August 1995, the Company completed the sale of 150,000 shares of its common stock to five investors for an aggregate price of $3,600,000. The terms of sale included a guarantee by the Company that in the event of the completion of an initial public offering prior to December 31, 1996, the investors would realize no less than a 25 percent premium on their investment based on the initial offering price. Based on the initial public offering price, the Company issued an aggregate of 224,998 common shares to the investors in settlement of the guarantee.

                                                                   (Continued)

SPACEHAB, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements



------------------------------------------------------------------------------

(12)  CONTINUED

      CONVERTIBLE PREFERRED STOCK

      As a result of the initial public offering of the Company's common stock, all of the Company's preferred stock was automatically converted into common stock on a 2.4 shares of common stock for each share of preferred stock in accordance with the terms of the preferred stock.


(13)  COMMON STOCK OPTION AND STOCK PURCHASE PLANS

      NON-QUALIFIED OPTIONS

      Prior to the adoption of the 1994 Stock Incentive Plan (the 1994 Plan), stock options granted to the Company's officers and employees were part of their employment contract or offer. The number and price of the options granted was defined in the employment agreements and such options vest incrementally over a period of four years and generally expire within ten years of the date of grant.

      THE 1994 PLAN

      Under the terms of the 1994 Plan, the number and price of the options granted to employees is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant.

      THE DIRECTORS' STOCK OPTION PLAN

      Under the terms of the Directors' Stock Option Plan (the Directors'
      Plan), each nonemployee member of the Board of Directors is annually granted options to purchase 5,000 shares of common stock at exercise prices equal to the fair market value at the date of grant. Options under the Directors' Plan vest after one year and expire seven years from the date of grant.

      1997 EMPLOYEE STOCK PURCHASE PLAN

      During the year ended June 30, 1997, the Company adopted, pending shareholder approval, an employee stock purchase plan that permits eligible employees to purchase shares of common stock of the Company at prices no less than 85 percent of the current market price. The plan will be implemented, and all full-time employees will be eligible to participate, effective October 1, 1997.

                                                                   (Continued)

SPACEHAB, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements



------------------------------------------------------------------------------

(13)  CONTINUED

      STOCK OPTION ACTIVITY SUMMARY

      The following table summarizes the Company's stock option plans:

                                                        Non-qualified Options              1994 Plan             Directors' Plan
                                                   ---------------------------    -------------------------   ----------------------
                                                                      Weighted                     Weighted                 Weighted
                                                                       average                      average                  average
                                                        Shares        exercise         Shares      exercise        Shares   exercise
                                                   outstanding           price    outstanding         price   outstanding      price
------------------------------------------------------------------------------------------------------------------------------------

Outstanding at 9/30/94                                 723,444       $   10.72      212,492       $   12.00          -         $ -
   Granted                                             235,408           12.16       43,664           12.00          -           -
   Exercised                                            25,000            2.40          -               -            -           -
   Forfeited                                               -               -            -               -            -           -
------------------------------------------------------------------------------------------------------------------------------------

Outstanding at 9/30/95                                 933,852           11.31      256,156           12.00          -           -
   Granted                                               8,133           24.00      744,582           13.85          -           -
   Exercised                                            75,000            2.40          -               -            -           -
   Forfeited                                           246,523           12.00          -               -            -           -
------------------------------------------------------------------------------------------------------------------------------------

Outstanding at 6/30/96                                 620,462           12.28    1,000,738           13.35          -           -
   Granted                                              14,166            8.88    1,027,350            6.90       50,000       7.00
   Exercised                                               -               -          2,000           12.00          -           -
   Forfeited                                           186,309           12.00      776,088           13.14          -           -
------------------------------------------------------------------------------------------------------------------------------------

Outstanding at 6/30/97                                 448,319           12.01    1,250,000            8.20       50,000       7.00

Options exercisable at:
   September 30, 1995                                  708,862           11.09       45,831           12.00          -           -
   June 30, 1996                                       543,585           12.07       58,247           12.00          -           -
   June 30, 1997                                       442,219           12.15      819,132            8.49          -           -
------------------------------------------------------------------------------------------------------------------------------------

Weighted-average fair value at
   date of grant during the
   fiscal year ended:
      June 30, 1996                                      8,133       $   24.00      744,582       $   13.85          -         $ -
      June 30, 1997                                     14,166            8.88    1,027,350            6.90       50,000       7.00
====================================================================================================================================

                                                                   (Continued)

SPACEHAB, INCORPORATED AND SUBSIDIARY

Notes to Consolidation Financial Statements


--------------------------------------------------------------------------------

(13)  CONTINUED

      The following table summarizes information about the Company's stock options outstanding at June 30, 1997:



                              Options outstanding             Options exercisable
                     -------------------------------------  -----------------------
                                     Weighted-
                                       average   Weighted-                Weighted-
                                     remaining     average                  average
Range of exercise         Number   contractual    exercise       Number    exercise
prices               outstanding  life (years)       price  exercisable       price
-----------------------------------------------------------------------------------

$24.00                     8,133         4.01       $24.00        2,033      $24.00
$12.00 to $14.88         682,454         2.48       $12.70      656,890      $12.62
$5.75 to $8.88         1,057,732         5.73       $ 6.78      602,428      $ 5.73
-----------------------------------------------------------------------------------

                       1,748,319                              1,261,351
===================================================================================

      The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, as all options have been granted at exercise prices equal to the fair market value as of the date of grant, no compensation cost has been recognized under these plans in the accompanying consolidated financial statements. Had compensation cost been determined consistent with Statement 123, the Company's net income and earnings per common share would have been reduced to the pro forma amounts indicated below:

                                             Nine months ended           Year ended
                                                 June 30, 1996        June 30, 1997
-----------------------------------------------------------------------------------

Net income before extraordinary item:
    As reported                                   $ 29,828,743           10,557,594
    Pro forma                                       29,256,916            8,964,083
===================================================================================

Net income per common and common equivalent
share:
    As reported                                   $       3.21                 0.95
    Pro forma                                             3.14                 0.80
===================================================================================


      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal years 1996 and 1997: 0.0 percent dividend growth; expected volatility of 38 percent; risk-free interest rates ranging from 5.50 percent to 6.82 percent; and expected lives ranging from two to six years.


                                                                   (Continued)

SPACEHAB, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements



------------------------------------------------------------------------------

(13)  CONTINUED

      The effects of compensation cost as determined under Statement 123 on net income in fiscal year 1996 and 1997 may not be representative of the effects on pro forma net income in future periods.

      WARRANTS

      The Company also has 744,246 currently exercisable warrants outstanding to purchase the Company's common stock at prices ranging from $9.00 to $14.40 per share, with various expiration dates through February 2002. All such warrants were issued at exercise prices equivalent to, or in excess of, the determined fair market value of the Company's common stock at the date of issuance.


(14)  INCOME TAXES

      The components of income tax expense are as follows:

                                     Year ended      Nine months ended         Year ended
                             September 30, 1995          June 30, 1996      June 30, 1997
-----------------------------------------------------------------------------------------
Current:
      Federal                        $  235,664              1,911,895          3,084,500
      State and local                         -                      -            704,949
=========================================================================================

                                        235,664              1,911,895          3,789,449
-----------------------------------------------------------------------------------------

Deferred:
      Federal                                 -                      -                  -
      State and local                         -                      -                  -
-----------------------------------------------------------------------------------------

                                              -                      -                  -
-----------------------------------------------------------------------------------------

Income tax expense                   $  235,664              1,911,895          3,789,449
=========================================================================================

                                                                     (Continued)

SPACEHAB, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements



------------------------------------------------------------------------------

(14)  CONTINUED

      A reconciliation of the expected amount of income tax expense calculated by applying the statutory federal income tax rate, of 34 percent to income before taxes, to the actual amount of income tax expense recognized follows:

                                 Year ended  Nine months ended       Year ended
                         September 30, 1995      June 30, 1996     June 30, 1997
--------------------------------------------------------------------------------

Expected expense                 $ 5,455,137       10,791,817        5,865,338
Change in valuation               (5,222,201)      (8,884,006)      (2,639,848)
allowance
State income tax                        --               --            563,959
Other                                  2,728            4,084             --
--------------------------------------------------------------------------------

Income tax expense               $   235,664        1,911,895        3,789,449
================================================================================


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 1996 and 1997 are presented below:

                                                          1996          1997
-----------------------------------------------------------------------------

Deferred tax assets:
    Net operating loss carryforwards             $   6,791,224     1,503,751
    General business credit carryforwards            2,189,414     2,189,414
    Alternative minimum tax credit carryforwards     2,270,234     5,043,547
    Capitalized research and development costs       6,099,099     4,222,712
    Other                                              248,000        63,588
-----------------------------------------------------------------------------

Total gross deferred tax assets                     17,597,971    13,023,012

Less - valuation allowance                           6,712,732     2,058,156
-----------------------------------------------------------------------------

Net deferred tax assets                             10,885,239    10,964,856
-----------------------------------------------------------------------------

Deferred tax liabilities:
    Property and equipment, principally due to
      differences in depreciation
                                                    10,819,784    10,873,300
    Other                                               65,455        91,556
-----------------------------------------------------------------------------

Total gross deferred tax liabilities                10,885,239    10,964,856
-----------------------------------------------------------------------------

Net deferred taxes                               $           -             -
=============================================================================


                                                                   (Continued)

SPACEHAB, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements



------------------------------------------------------------------------------

(14)  CONTINUED

      The valuation allowances for deferred tax assets as of October 1, 1994 and 1995 were $23,028,141 and $16,857,228, respectively. The net changes in the total valuation allowance for the year ended September 30, 1995, the nine months ended June 30, 1996, and the year ended June 30, 1997 were decreases of $6,170,913, $10,144,496, and $4,654,576, respectively.

      At June 30, 1997, the Company had accumulated net operating losses of $4,422,796 available to offset future regular taxable income. These operating loss carryforwards expire between the years 2006 and 2009. Utilization of these net operating losses may be subject to limitations in the event of significant changes in stock ownership of the Company.

      Additionally, the Company has approximately $10,556,779 and $5,043,547 of research and experimentation and alternative minimum tax credit carryforwards, respectively, available to offset future regular tax liabilities. The research and experimentation credits expire between the years 2001 and 2007; the alternative minimum tax credits carryforward indefinitely.


 (15) EMPLOYEE BENEFIT PLAN

      The Company has a defined contribution retirement plan which covers all employees and officers. The Company contributed $85,114 into the Plan during the year ended June 30, 1997. No contributions were made by the Company during the year ended September 30, 1995 or the nine months ended June 30, 1996. The Company has the right, but not the obligation, to make contributions to the plan in future years at the discretion of the Company's Board of Directors.


 (16) COMMITMENTS

      INTEGRATION AND OPERATIONS CONTRACTS

      During fiscal year 1994, the Company entered into a cost-plus-fee contract, as amended, with McDonnell Douglas, a shareholder, for standard integration and operation services for up to seven missions aboard the Space Shuttle relating to missions to the Mir Space Station. The maximum estimated amount to be payable under this contract is approximately $48,500,000. The period of performance on this contract began in November 1994 and continues through July 1998. As of June 30, 1996 and 1997, approximately $11,700,000 and $28,300,000, respectively, had been cumulatively incurred by the Company under this contract.


                                                                   (Continued)

SPACEHAB, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements



------------------------------------------------------------------------------

 (16) CONTINUED

      MODULE CONSTRUCTION CONTRACT

      During fiscal year 1997, the Company entered into a $36,800,000 cost-plus-fee contract with McDonnell Douglas, a shareholder, to construct a new science module with associated double module hardware. The Company expects to take delivery of the module in the spring of 1999. The Company has incurred approximately $12,700,000 in construction costs through June 30, 1997.

      LEASES

      The Company is obligated under noncancelable operating leases for office space, storage space, and the land for a payload processing facility. Future minimum payments under these noncancelable operating leases are as follows:

      Year ending June 30,
      -------------------------------------------
      1998                         $     623,000
      1999                               421,000
      2000                               313,000
      2001                               223,000
      2002 and thereafter                414,000
      -------------------------------------------

                                   $   1,994,000
      ===========================================

      Rent expense for the year ended September 30, 1995, the nine months ended June 30, 1996, and the year ended June 30, 1997, was approximately $211,000, $183,000, and $456,000, respectively.


------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information concerning the Company's directors and executive officers; as well as with respect to Item 405 of Regulation S-K will be contained in the Company's definitive 1997 Proxy Statement in accordance with the Company's annual meeting of stockholders and is hereby incorporated by reference thereto.

ITEM 11.  EXECUTIVE COMPENSATION.

      The information required by this item will be contained in the Company's definitive 1997 Proxy Statement with respect to the Company's annual meeting of stockholders and is hereby incorporated by reference thereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this item will be contained in the Company's definitive 1997 Proxy Statement with respect to the Company's annual meeting of stockholders and is hereby incorporated by reference thereto.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this item will be contained in the Company's definitive 1997 Proxy Statement with respect to the Company's annual meeting of stockholders and is hereby incorporated by reference thereto.


PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)       The following documents are filed as part of the report:


1.        Financial Statements.

          The following consolidated financial statements of SPACEHAB, Incorporated and subsidiary and related notes, together with the report thereon of KPMG Peat Marwick LLP, the Company's independent auditors, are set forth herein as indicated below.

                                                                       PAGE
          Report of KPMG Peat Marwick LLP, Independent Public           18
          Accountants
          Consolidated Balance Sheets                                   19
          Consolidated Statements of Income                             20
          Consolidated Statements of Stockholders' Equity               21
          Consolidated Statements of Cash Flows                         22
          Notes to Consolidated Financial Statements                    23

2.     Financial Statement Schedules.

       All financial statement schedules required to be filed in Part IV, Item 14 (a) have been omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

3.     Exhibits.

EXHIBIT NO.             DESCRIPTION OF EXHIBIT

 2.1*/ Asset Purchase Agreement, dated February 5, 1997, by and among Spacehab Acquisition Corp.; SPACEHAB, Incorporated; Astrotech Space Operations, L.P.; and Northrop Grumman Corporation.

 2.2*/ Amendment No. 1 to Asset Purchase Agreement, dated as of February 12, 1997, by and among Spacehab Acquisition Corp; SPACEHAB, Incorporated; Astrotech Space Operations, L.P.; and Northrop Grumman Corporation.

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

10.13*      SPACEHAB, Incorporated Directors' Stock Option Plan.

10.14*      SPACEHAB, Incorporated 1994 Stock Incentive Plan.

10.15*** Office Building Lease Agreement, dated November 30, 1995, between The Equitable Life Assurance Society of The United States and the Registrant (Vienna, Virginia headquarters lease).

10.16* Agreement of Sublease, dated April 9, 1991, by and between Eastern American Teak Corporation and the Registrant (land lease for Cape Canaveral, Florida facility).

10.17* Letter Agreement, dated March 24, 1995, between Alenia Spazio and the Registrant.

10.18* Consulting Agreement, dated August 7, 1995, by and between CSP Associates, Inc. and the Registrant.

10.19*** Extension of Consulting Agreement between CSP Associates, Inc. and the Registrant, dated February 21, 1996.

10.20*** Consulting Agreement, dated August 14, 1996, by and between Gordon S. Macklin and the Registrant.

10.21** Employment and Non-Interference Agreement, dated December 27, 1995, between the Company and Chester M. Lee.

10.22** Employment and Non-Interference Agreement, dated December 27, 1995, between the Company and David A. Rossi.

10.23** Employment and Non-Interference Agreement, dated December 27, 1995, between the Company and Nelda J. Wilbanks.

10.24** Employment and Non-Interference Agreement, dated December 27, 1995, between the Company and M. Dale Steffey.

10.25** Employment and Non-Interference Agreement, dated December 27, 1995, between the Company and Margaret E. Grayson.

10.26** Employment and Non-Interference Agreement, dated December 27, 1995, between the Company and Richard P. Hora.

10.27** Indemnification Agreement, dated December 27, 1995, between the Company and Dr. Shelley A. Harrison.

10.28** Indemnification Agreement, dated December 27, 1995, between the Company and Dr. Edward E. David, Jr.

10.29** Indemnification Agreement, dated December 27, 1995, between the Company and Richard P. Hora.

10.30** Indemnification Agreement, dated December 27, 1995, between the Company and Robert A. Citron.

10.31** Indemnification Agreement, dated December 27, 1995, between the Company and Alvin L. Reeser.

10.32** Indemnification Agreement, dated December 27, 1995, between the Company and James R. Thompson.

10.33** Indemnification Agreement, dated December 27, 1995, between the Company and Jeffrey Schuss.

10.34** Indemnification Agreement, dated December 27, 1995, between the Company and Dr. Brad S. Meslin.

10.35** Indemnification Agreement, dated December 27, 1995, between the Company and Chester M. Lee.

10.36** Indemnification Agreement, dated December 27, 1995, between the Company and David A. Rossi.

10.37** Indemnification Agreement, dated December 27, 1995, between the Company and Dr. Shi H. Huang.

10.38** Indemnification Agreement, dated December 27, 1995, between the Company and Nelda J. Wilbanks.

10.39** Indemnification Agreement, dated December 27, 1995, between the Company and M. Dale Steffey.

10.40** Indemnification Agreement, dated December 27, 1995, between the Company and Margaret E. Grayson.

10.41** Indemnification Agreement, dated December 27, 1995, between the Company and Dr. Udo Pollvogt.

10.42** Indemnification Agreement, dated December 27, 1995, between the Company and Ernesto Vallerani.

10.43** Indemnification Agreement, dated December 27, 1995, between the Company and Hironori Aihara.

10.44*****  NASDA Contract, dated July 1996, between the Registrant and
            Mitsubishi Corporation (the "NASDA/ESA Contracts").

10.45*****  ESA Contract, dated September 1996, between the Registrant and
            INTOSPACE GmbH (the "NASDA/ESA Contracts").

10.46 Amendment to the Agreement, dated as of August 27, 1996, between the Registrant and Mitsubishi Corporation.

10.47 Letter Contract Number SHB 1014, dated August 13, 1997, between the Registrant and McDonnell Douglas Aerospace - Huntsville.

10.48 Letter Agreement, dated July 23, 1997, between the Registrant and Daimler-Benz.

10.49 Cost Plus Fee Contract (Number SHB 1013), dated July 31, 1997, between the Registrant and McDonnell Douglas Corporation, McDonnell Douglas Aerospace Huntsville Division (the "Science Double Module Contract").

10.50 Amendment dated March 8, 1996, to Office Building Lease Agreement, dated November 30, 1995, between The Equitable Life Assurance Society of the United States and the Registrant (Vienna, Virginia headquarters lease).

10.51 Agreement of Sublease, dated February 26, 1996, by and between Barrios Technology, Inc. and the Registrant (Expansion of Houston Facility).

10.52 Office Building Lease Agreement, dated October 6, 1993, between Astrotech and the Secretary of the Air Force (Lease number SPCVAN -2-94-0001).

10.53 Office Building Lease Agreement, dated May 30, 1983, between Astrotech and Randolph Park Associates II Limited Partnership (Silver Spring, Maryland headquarters lease).

10.54 Loan and Security Agreement, dated June 16, 1997, between the Registrant, Astrotech and Signet Bank. (the "Revolving Credit Agreement").

10.55 Loan and Security Agreement, dated July 14, 1997, between Astrotech and the CIT Group/Equipment Financing, Inc. (the "Term Loan Agreement").

10.56 Employment and Non-Interference Agreement, dated April 1, 1997, between the Company and Dr. Shelly A. Harrison.

10.57 Employment and Non-Interference Agreement, dated April 10, 1997, between the Company and John M. Lounge.

10.58 Indemnification Agreement, dated October 22, 1996, between the Company and John M. Lounge.

10.59 Consulting Agreement, dated August 15, 1997, between Gordon S. Macklin and the Registrant.

10.60 Extension of Consulting Agreement, dated August 18, 1997, between CSP Associates, Inc. and the Registrant.

10.61 Consulting Agreement, dated October 24, 1996, between Harbor Securities and the Registrant.

10.62 Teaming Agreement, dated May 29, 1997, between United Space Alliance, LLC (USA) and the Registrant.

10.63 Letter Agreement, dated July 30, 1997, between RSC Energia (Energia) and the Registrant.

10.64 Letter of Cancellation, dated June 10, 1997, of the Memorandum of Agreement, dated July 28, 1995, between McDonnell Douglas and the Registrant (with attachment thereto).

10.65 Royalty Agreement, dated May 1, 1997, between the University of Maryland Biotechnical Institute (UMBI) and the Registrant.

10.66 Agreement, dated July 15, 1997, between UAB Research Foundation on behalf of the University of Alabama at Birmingham, Center for Macromolecular Crystallography and the Registrant (including amendments thereto).

10.67 Letter Agreement, dated April 26, 1996, between Pennsylvania State University, Center for Cell Research and the Registrant.

10.68 SA42, dated July 16, 1997, between NASA and the Registrant (Amendment to the Mir Contract).

11.         Statement regarding Computation of Per Share Earnings.

21.         Subsidiary of the Registrant.

23.         Consent of KPMG Peat Marwick LLP.

27.         Financial Data Schedule.


* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33- 97812) and all amendments thereto, originally filed with the Securities and Exchange Commission on October 5, 1995.

** Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1995, filed February 14, 1996.

*** Incorporated by reference to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996, filed with the Securities and Exchange Commission on September 17, 1996.

**** Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended June 30, 1996, filed with the Securities and Exchange Commission on December 20, 1996.

***** Incorporated by reference to the Registrant's Report on Form 10-Q/A for the quarter ended September 30, 1996, filed with the Securities and Exchange Commission on December 20, 1996.

*/ Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 1997.

(b) The following report on Form 8-K was filed by the Registrant during the period covered by this report.

            1. Report on Form 8-K filed on February 27, 1997 disclosing the Registrant's acquisition of substantially all of the assets of Astrotech Space Operations, L.P.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    SPACEHAB, Incorporated


                                    By:   /S/ DR. SHELLY A. HARRISON
                                          ---------------------------------
                                          Dr. Shelley A. Harrison
                                          Chairman of the Board and
                                          Chief Executive Officer

Date:  September 12, 1997
                                    By:   /S/ MARGARET E. GRAYSON
                                          ----------------------------------
                                          Margaret E. Grayson Vice
                                          President of Finance, Treasurer
                                          and Assistant Secretary (Principal
                                          Accounting Officer and CFO)

Date:  September 12, 1997

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

                                    Director
------------------------------
Hironori Aihara

/s/ Robert A. Citron                Director          September 12, 1997
------------------------------
Robert A. Citron

/s/ Dr. Edward A. David, Jr.        Director          September 12, 1997
------------------------------
Dr. Edward A. David, Jr.


------------------------------
Dr. Shi H. Huang                    Director


/s/ Chester M. Lee                  Director          September 12, 1997
------------------------------
Chester M. Lee

/s/ Dr. Brad M. Meslin              Director          September 12, 1997
------------------------------
Dr. Brad M. Meslin

/s/ Gordon S. Macklin               Director          September 12, 1997
------------------------------
Gordon S. Macklin

/s/ Dr. Udo Pollvogt                Director          September 12, 1997
------------------------------
Dr. Udo Pollvogt

/s/ Alvin L. Reeser                 Director          September 12, 1997
------------------------------
Alvin L. Reeser
                                       47

                                    Director
------------------------------
James R. Thompson


                                    Director
------------------------------
Prof. Ernesto Vallerani