Form 10-Q
period 1997-09-30
SPACEHAB INC \WA\
filed 1997-11-06
CIK 1001907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
       For the quarterly period ended...............September 30, 1997


                                       OR


            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


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
                                                 No. 91-1273737


The number of shares of Common Stock outstanding as of the close of business on October 22, 1997:

               Class              Number of Shares Outstanding

               Common Stock       11,149,737


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.


                                                         Yes X   No
                                                            ----    ----

                      SPACEHAB, INCORPORATED AND SUBSIDIARY
                SEPTEMBER 30, 1997 QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS



PART 1   FINANCIAL INFORMATION                                    Page

  Item 1.   Unaudited Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 1997 and September 30, 1997                        3

         Condensed Consolidated Statements of Operations for
         the three months ended September 30, 1996 and 1997          4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended September 30, 1996 and 1997              5

         Notes to Condensed Consolidated Financial Statements        6


  Item 2.Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         7


Part II - Other Information

   Item 6. Exhibits and Reports on Form 8-K                          10

PART 1:  FINANCIAL INFORMATION
Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      SPACEHAB, INCORPORATED AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets


                                                   June 30,       September 30,
                                                     1997             1997
                                                   (audited)       (unaudited)
                                                 --------------   --------------
                              ASSETS

    ............................................
Cash and cash equivalents ......................   $  12,886,731   $  18,468,930
Receivables ....................................       5,176,255       4,564,218
Prepaid and other current assets ...............         199,247       1,300,920
     Total current assets ......................      18,262,233      24,334,068
Property, plant and equipment, net of
 accumulated depreciation and amortization
 of $38,115,620 and $39,170,943 ................      90,961,873      93,216,499
Goodwill, net of accumulated amortization of
$55,947 and $100,646 ...........................       3,394,773       3,350,074
Deferred mission costs .........................       1,438,910       4,331,035
Other assets, net ..............................         392,587       2,289,602
                                                   -------------   -------------
     Total assets ..............................   $ 114,450,376   $ 127,521,278
                                                   =============   =============
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable, current portion                      $         --       $2,823,805
     Loan payable under credit agreement, ......         500,000         500,000
      current portion
     Accounts payable and accrued expenses .....       2,408,111       1,955,357
     Accrued consulting and subcontracting .....       9,052,308       5,512,251
      services
     Advanced billings .........................         846,855       1,152,065
                                                   -------------   -------------
          Total current liabilities ............      12,807,274      11,943,478
Notes payable to shareholder ...................      11,225,246      11,568,205
Loan payable under credit agreement, net of ....       1,500,000       1,000,000
current portion
Note payable, net of current portion ...........            --        11,295,220
Deferred flight revenue ........................       2,295,898      10,723,369
                                                   -------------   -------------
          Total liabilities ....................      27,828,418      46,530,272
Commitments and contingencies
Stockholders' equity:
     Common stock, no par value, authorized
       30,000,000 shares, issued and outstanding
       11,146,237 and 11,149,737 shares,
       respectively ............................      81,057,164      81,080,352
     Additional paid-in capital ................          16,299          16,299
     Accumulated equity (deficit) ..............       5,548,495        (105,645)
                                                   -------------   -------------
       Total stockholders' equity ...........         86,621,958      80,991,006
          Total liabilities and stockholders'
           equity ..............................   $ 114,450,376   $ 127,521,278
                                                   =============   =============

See accompanying notes to unaudited condensed consolidated financial statements.

                      SPACEHAB, INCORPORATED AND SUBSIDIARY
          Unaudited Condensed Consolidated Statements of Operations


                                                Three months ended September 30,

                                                       1996           1997
                                                   -------------   ------------
    ............................................
Revenue ........................................   $    113,242    $  2,537,257
Costs of revenues:
   Integration and operations ..................      2,547,255       3,856,747
   Depreciation ................................      2,376,139       1,223,877
   Insurance and other .........................           --           115,085
      Total costs of revenue ...................      4,923,394       5,195,709
                                                   ------------    ------------
Gross loss .....................................     (4,810,152)     (2,658,452)
Operating expenses:
   Marketing, general and administrative .......      1,360,407       2,734,826
   Research and development ....................           --           291,808
                                                   ------------    ------------
     Total operating expenses .................       1,360,407       3,026,634
                                                   ------------    ------------
     Loss from operations .....................      (6,170,559)     (5,685,086)
Interest expense, net of capitalized
amounts ........................................        360,282         201,576
Interest and other income ......................       (354,909)       (232,522)
Other expense ..................................        897,649            --
      Loss before income taxes .................     (7,073,581)     (5,654,140)
                                                   ------------    ------------
Income tax expense .............................           --              --
      Net loss before extraordinary item             (7,073,581)     (5,654,140)
Extraordinary item - gain on early
retirement of debt, net of taxes ...............      3,274,029            --
                                                   ------------    ------------
      Net loss .................................   $ (3,799,552)   $ (5,654,140)
                                                   ============    ============
Net loss per common and common equivalent share:
  Net loss before extraordinary item ...........   $      (0.64)   $      (0.51)
  Extraordinary item ...........................           0.30            --
                                                   ------------    ------------
Net loss per common and common .................           --              --
   equivalent share ............................         (0. 34)         (0. 51)
                                                   ============    ============
Shares used in computing net loss
   per common and common equivalent
     share .....................................     11,070,910      11,146,660
                                                   ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                      SPACEHAB, INCORPORATED AND SUBSIDIARY
          Unaudited Condensed Consolidated Statements of Cash Flows


                                             Three Months Ended September 30,

                                                       1996            1997
                                                   ------------    -------------
Cash flows provided by (used for) operating
activities:
    ............................................
      Net loss .................................   $ (3,799,552)   $ (5,654,140)
      Adjustments to reconcile net loss to
       net cashprovided by operating activities:
       Depreciation and amortization ...........      2,446,655       1,349,754
        Gain on early retirement of debt,
        net of taxes, ..........................     (3,384,016)           --
        before legal expenses
       Interest converted to notes payable .....        316,823            --
       Changes in assets and liabilities:
         Decrease (increase) in accounts
         receivable ............................       (724,550)        612,037
         Increase in prepaid and other
         current assets ........................       (677,336)     (1,101,673)
         Increase in deferred mission costs ....     (1,872,161)     (2,892,125)
         Increase in other assets ..............         (6,053)     (1,913,330)
         Increase in deferred flight revenue ...      8,736,699       8,427,471
         Decrease in accounts payable and
           accrued expenses ....................     (2,105,524)       (452,165)
         Increase in advanced billings .........           --           305,210
         Increase (decrease) in accrued
         consulting and subcontracting
          services .............................       (827,060)        116,765
                                                   ------------    ------------
     Net cash used for operating activities ....     (1,896,075)     (1,202,196)
                                                   ------------    ------------
Cash flows used for investing activities:
      Payments for modules under
       construction ............................         (2,232)     (6,043,161)
      Payments for building under
       construction ............................           --          (709,790)
      Purchase of property and equipment .......       (634,368)       (104,867)
                                                   ------------    ------------
             Net cash used by investing
             activities ........................       (636,600)     (6,857,818)
                                                   ------------    ------------
Cash flows used by financing activities:
      Payment of note payable to Insurers ......     (3,185,060)           --
      Payment of loan payable under credit
        agreement ..............................           --          (500,000)
      Payment of legal fees on early
        retirement of debt .....................        109,986)           --
      Proceeds from note payable ...............           --        14,119,025
      Proceeds from issuance of common stock ...         24,000          23,188
             Net cash provided by (used
               for) financing activities .......     (3,271,046)     13,642,213
                                                   ------------    ------------
             Net increase (decrease) in
             cash and cash equivalents .........     (5,803,721)      5,582,199
Cash and cash equivalents at beginning
      of period ................................     50,795,548      12,886,731
                                                   ------------    ------------
Cash and cash equivalents at end of
      period ...................................   $ 44,991,827    $ 18,468,930
                                                   ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements


1.  Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and subsidiary ("SPACEHAB" or the "Company") as of September 30, 1997, and the results of their operations and their cash flows for the three months ended September 30, 1996 and 1997. However, the consolidated financial statements are unaudited, and do not include all related footnote disclosures. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year. The Company's results of operations fluctuate
significantly  from  quarter  to  quarter.   The  interim  unaudited   condensed
consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements appearing in the Company's Form 10-K for the year ended June 30, 1997.

2.  Depreciation of Flight Modules:

Effective July 1, 1997, the Company extended the estimated useful lives of its space modules through 2012. This change in accounting estimate is treated prospectively and is based on current available information which extends the estimated life of the Space Shuttle program through at least 2012.

3.  Revenue Recognition:

Revenue is recognized upon completion of each module flight for the Mir contract. Total contract price is allocated to each flight based on the amount of services the Company provides on the flight relative to total services provided for all flights under contract. Obligations associated with a specific mission, e.g., integration services, are also recognized upon completion of the mission. For new contract awards for which the capability to successfully complete the contract can be reasonably assured and costs at completion can be reliably estimated at contract inception, revenue recognition under the percentage-of-completion method is being reported based on costs incurred over the period of the contract. The percentage of completion method will result in the recognition of revenue over the period of contract performance, thereby decreasing quarter by quarter fluctuation of reported revenue. Revenue provided by the Astrotech payload processing facilities is recognized ratably over the occupancy period of the satellites in the Astrotech facilities.

4. Statements of Cash Flows - Supplemental Information:

(a) Cash paid for interest costs was $0 and $62,585 for the three months ended September 30, 1997 and 1996, respectively. The Company capitalized interest of approximately $343,000 during the three months ended September 30, 1997. No amounts were capitalized during the three months ended September 30, 1996. (b) The Company paid $1,271,500 and $818,507 for income taxes during the three months ended September 30, 1997 and 1996, respectively.

5.  Credit Facilities:

On June 16, 1997, the Company entered into a $10.0 million line of credit agreement with a financial institution. Outstanding balances on the line of credit accrue interest at either the lender's prime rate or a LIBOR-based rate. This loan is collateralized by certain assets of the Company. The term of the agreement is through October 1998. At September 30, 1997, the Company has not drawn against the line of credit.

On July 14, 1997, the Company's subsidiary, Astrotech, entered into a credit facility with a financial institution for loans of up to $15.0 million. This loan is collateralized by the assets of Astrotech and certain other assets of the Company, and is guaranteed by the Company. Interest accrues at LIBOR plus three percent. As of September 30, 1997, the Company had drawn $14.12 million on this loan.

6.  Subsequent Event - Note Offering:

On October 21, 1997 the Company completed an offering of $55 million of its 8% Convertible Subordinated Notes due 2007 and on October 22, 1997 the Company completed the exercise of the over- allotment for an additional $8,250,000 of its 8% Convertible Subordinated Notes due 2007. The notes are convertible into the common stock of the Company at a rate of $13.625 per share. This offering provided the Company with net proceeds of approximately $59.80 million to be used for capital expenditures associated with the development and construction of space related assets and for general corporate purposes.



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

      This document may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including (without limitation) under the "General" and "Liquidity and Capital Resources" sections of this Item 2. Such statements are subject to certain risks and uncertainties, including those discussed herein, which could cause actual results to differ materially from those projected in such statements.

      SPACEHAB was incorporated in 1984 to commercially develop space habitat modules to operate in the cargo bay of the Space Shuttles.

      The Company currently operates under one contract with NASA, the Mir Contract, with a total contract value of $90.2 million. To date the Company has recognized $52.2 million of this contract value, representing the completion of the first four missions. The remaining $38.0 million represents the three Mir option missions scheduled to be flown during fiscal 1998.

      SPACEHAB generates revenue by leasing lockers and/or volume within the SPACEHAB Modules and by integration and operations support services provided to scientists and researchers responsible for the experiments and/or logistics supplies for missions aboard the shuttle system. Under the Mir Contract, the Company recognizes revenue only at the completion of each Space Shuttle mission utilizing Company assets. Accordingly, the Company's quarterly revenue and profits have fluctuated dramatically based on NASA's launch schedule and will continue to do so under the Mir Contract and any other contract for which revenue is recognized only upon completion of a mission. For new contract awards for which the capability to successfully complete the contract can be demonstrated at contract inception, revenue recognition under the percentage-of-completion method is being reported based on costs incurred over the period of the contract. The percentage-of-completion method results in the recognition of revenue over the period of contract performance, thereby decreasing the quarter-by-quarter fluctuations of reported revenue.

      The expenses associated with the operations of SPACEHAB are recorded based on the type of expense. Costs of revenue include integration and operations expenses associated with the performance of two types of efforts: (i) sustaining engineering in support of all missions under a contract and (ii) mission specific experiment support. Expenses associated with sustaining engineering are expensed as incurred. Mission specific expenses relating to the Mir Contract are recorded as assets and not expensed until the specific Space Shuttle mission is flown and the related revenue is recognized. Costs associated with performance of the NASDA/ESA Contract, completed in fiscal 1997, were expensed as incurred. Other costs of revenue include depreciation expense and costs associated with the Astrotech payload processing facilities. Flight related insurance covering transportation of the SPACEHAB Modules from SPACEHAB's payload processing facility to the Space Shuttle, in-flight insurance and third-party liability insurance are also included in costs of revenue and are recorded as incurred. Marketing, general and administrative and interest and other expenses are recognized when incurred.

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

Results of Operations

For the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

   Revenue. The Company recognized revenue of $2.54 million and $0.11 million for the three months ended September 30, 1997 and 1996, respectively. Although a Shuttle was launched which contained a SPACEHAB module during the three months ended September 30, 1997, the mission was not completed and the modules returned to the Company until October 1997. In accordance with the Company's revenue recognition policy, revenue will be recognized for this fifth Mir mission during the second quarter of fiscal year 1998 at the completion of the mission. Revenue for the quarter ended September 30, 1997 was generated primarily from Astrotech, whereas revenue for the quarter ended September 30, 1996 was generated from the NASDA/ESA contract.

Costs of Revenue. Costs of revenue for the quarter ended September 30, 1997 increased by approximately 5.5% to $5.20 million, as compared to $4.92 million for quarter ended September 30, 1996. The primary components of costs of revenue for the quarter ended September 30, 1997 include integration and operations costs under the Mir contract ($2.91 million) and Astrotech operations ($0.82 million), and depreciation expense of $1.22 million. Conversely, for the quarter ended September 30, 1996, the primary components of costs of revenue included integration and operations costs under the Mir contract ($1.79 million), the NASDA/ESA contract ($0.09 million), and the CMAM contract ($0.56 million), and depreciation expense of $2.38 million. The decrease in depreciation expense is attributable to the impact of extending the useful lives of the Company's modules. This change in accounting estimates is treated prospectively and is based on current available information from NASA, which extends the estimated life of the space shuttle program to at least 2012.

   Operating Expenses. Operating expenses during the quarter ended September 30, 1997 increased by approximately 122.4% to $3.03 million as compared to $1.36 million for the quarter ended September 30, 1996. This increase is primarily attributable to the Company's continued efforts to increase the strength of its engineering, design and research and development capabilities and reflects the additional costs of operating the Astrotech subsidiary.

   Interest Expense. Interest expense, net of amounts capitalized, was approximately $0.20 million for the quarter ended September 30, 1997 as compared to $0.36 million for the quarter ended September 30, 1996. Interest capitalized for the quarter ended September 30, 1997 was approximately $0.34 million , and there was no interest capitalized for the quarter ended September 30, 1996. Interest capitalized related to the construction of the Company's science module with double module hardware, which will be placed in service beginning in late 1999, as well as the construction of an expanded facility for Astrotech.

    Net Loss. Net loss before extraordinary item was $5.65 million, or $0.51 per share for the quarter ended September 30, 1997, on 11,146,660 shares, as compared to $7.07 million, or $0.64 per share, for the quarter ended September 30, 1996, on 11,070,910 shares. As a result of the early retirement of debt due to a group of senior lenders, an extraordinary gain of $3.27 million, net of taxes, or $0.30 per share, was recorded during the quarter ended September 30, 1996.

Liquidity and Capital Resources

   The Company has historically financed its capital expenditures, research and development and working capital requirements with progress payments under both the CMAM Contract and the Mir Contract, and with proceeds received from private equity offerings and borrowings under credit facilities. During December 1995, SPACEHAB completed an initial public offering of common stock (the "Offering"), which provided the Company with net proceeds of approximately $43.48 million. In June 1997, the Company signed an agreement with a financial institution securing a $10.0 million revolving line of credit (the "Revolving Line of Credit") that the Company may use for working capital purposes. As of September 30, 1997, no amounts were drawn on this line of credit. In July 1997, Astrotech obtained a five-year term loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB and provides for drawdowns of up to $15.0 million for general corporate purposes. As of September 30, 1997, the Company had drawn $14.12 million on this loan. Further, on October 21, 1997 the Company completed a private placement offering of convertible subordinated notes (the "Notes Offering"), which provided the Company with net proceeds of approximately $59.80 million to be used for capital expenditures associated with the development and construction of space related assets and for general corporate purposes.

   Cash Flows from Operating Activities. Cash flows used for operating activities for the three months ended September 30, 1997 and 1996, were ($1.20) million and ($1.90) million respectively. The reduction in cash flows used for operating activities is due to a variety of offsetting factors including the reduced loss before extraordinary items.

   Cash Flows from Investing Activities. For the three months ended September 30, 1997 and 1996, cash flows from investing activities consisted of capital expenditures of approximately $6.86 million and $0.64 million, respectively. A significant portion of the expenditures in the current year are attributable to the construction of the Company's science module with double module hardware, which is expected to be completed in late 1998. The Company anticipates that it will spend between $35.0 million and $38.0 million cumulatively on the project. In addition, the Company has spent approximately $1.0 million for the construction of an expanded facility for Astrotech.

   Cash Flows from Financing Activities. Cash flows provided by (used for) financing activities were approximately $13.64 million and ($3.27) million for the three months ended September 30, 1997 and 1996, respectively. On July 16, 1997 the Company received net proceeds of approximately $14.12 million under the Term Loan Agreement. In August 1997, the Company also made the first payment of $0.50 million under the Credit Agreement.

   The Company believes that cash flows from the Notes Offering, the Term Loan Agreement, the Revolving Line of Credit and current financing activities will be sufficient to meet its cash flow deficit from operations and other funding requirements for at least the next twelve months.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

      None

ITEM 2.  CHANGES IN SECURITIES

      None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.  OTHER INFORMATION

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)Exhibits. The separate Index to Exhibits accompanying this filing is incorporated herein by reference.

      (b)Reports on Form 8-K. No Report on Form 8-K was filed during the period ended September 30, 1997. However, during October 1997 the following Form 8-K was filed:

         1. Report on Form 8-K filed on October 29, 1997 disclosing the Registrant's completion of an offering of $55 million of its 8% Convertible Subordinated Notes due 2007 and the closing on an over-allotment option for an additional $8.250 million of its 8% Convertible Subordinated Notes due 2007.


      Exhibit No.             Description of Exhibits

      10.1 ESA Contract, dated October 10, 1997, between the Registrant and INTOSPACE GmbH (the "ESA Contract")

      11.         Statement regarding Computation of Per Share Earnings.

      21.*        Subsidiary of the Registrant

      * Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997 filed with the Securities and Exchange Commission on September 12, 1997.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SPACEHAB, INCORPORATED




        Date: November  6, 1997       /S/ MARGARET E. GRAYSON
              ------------------      -----------------------
                                      Margaret E. Grayson
                                      Vice President of Finance (CFO)
                                      Treasurer, and Assistant Secretary
                                      (Principal Financial and Accounting
                                      Officer)