Form 10-Q
period 1997-12-31
SPACEHAB INC \WA\
filed 1998-02-06
CIK 1001907

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED...............DECEMBER 31, 1997


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
                                                         No. 91-1273737


The number of shares of Common Stock outstanding as of the close of business on February 5, 1998:


           Class                       Number of Shares Outstanding
           -----                       ----------------------------
           Common Stock                         11,154,568



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

                     SPACEHAB, INCORPORATED AND SUBSIDIARY
                DECEMBER 31, 1997 QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS


PART 1      FINANCIAL INFORMATION                                                             PAGE
                                                                                              ----
  Item 1.   Unaudited Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of June 30, 1997 and
            December 31, 1997                                                                    3

            Condensed Consolidated Statements of Operations for the Three and
            Six months ended December 31, 1996 and 1997                                          4

            Condensed Consolidated Statements of Cash Flows for the
            Six months ended December 31, 1996 and 1997                                          5

            Notes to Condensed Consolidated Financial Statements                                 6


  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                            9


Part II -   Other Information

  Item 4.   Submission of Matters to a Vote of Security Holders                                 13

  Item 6.   Exhibits and Reports on Form 8-K                                                    14

PART 1:  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     SPACEHAB, INCORPORATED AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                            JUNE 30,                       DECEMBER 31,
                                                                              1997                             1997
                                                                            (AUDITED)                      (UNAUDITED)
                                                                      ------------------------        ---------------------------
                              ASSETS
Cash and cash equivalents                                               $          12,886,731              $          79,856,749
Receivables                                                                         5,176,255                          8,091,539
Prepaid and other current assets                                                      199,247                          1,153,759
                                                                        ---------------------              ---------------------
     Total current assets                                                          18,262,233                         89,102,047
Property, plant and equipment, net of
 accumulated depreciation and amortization
 of $38,115,620 and $40,683,502                                                    90,961,873                         96,244,607
Goodwill, net of accumulated amortization of $55,947 and $143,780                   3,394,773                          3,306,940
Deferred mission costs                                                              1,438,910                          2,587,452
Other assets, net                                                                     392,587                          5,655,712
                                                                        ---------------------              ---------------------
     Total assets                                                       $         114,450,376              $         196,896,758
                                                                        =====================              ======================

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable, current portion                                         $                   -              $           3,160,000
  Loan payable under credit agreement, current portion                                500,000                            500,000
  Accounts payable and accrued expenses                                             2,408,111                          3,295,089
  Accrued consulting and subcontracting services                                    9,052,308                          4,441,844
  Advanced billings                                                                   846,855                                  -
                                                                        ---------------------              ---------------------
    Total current liabilities                                                      12,807,274                         11,396,933
Notes payable to shareholder                                                       11,225,246                         11,921,643
Loan payable under credit agreement, net of current portion                         1,500,000                          1,000,000
Note payable, net of current portion                                                        -                         10,253,074
Convertible notes payable                                                                   -                         63,250,000
Deferred flight revenue                                                             2,295,898                         12,313,949
                                                                        ---------------------              ---------------------
       Total liabilities                                                           27,828,418                        110,135,599
Commitments and contingencies
Stockholders' equity:
  Common stock, no par value, authorized
    30,000,000 shares, issued and outstanding
    11,149,737 and 11,154,568 shares, respectively                                 81,057,164                         81,123,730
  Additional paid-in capital                                                           16,299                             16,299
  Accumulated earnings                                                              5,548,495                          5,621,130
                                                                        ---------------------              ---------------------
       Total stockholders' equity                                                  86,621,958                         86,761,159
                                                                        ---------------------              ---------------------
       Total liabilities and stockholders' equity                       $         114,450,376              $         196,896,758
                                                                        =====================              ======================

See accompanying notes to unaudited condensed consolidated financial statements.

                     SPACEHAB, INCORPORATED AND SUBSIDIARY
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS                             SIX MONTHS
                                                            ENDED DECEMBER 31,                      ENDED DECEMBER 31,
                                                     ------------------------------------     --------------------------------
                                                              1996             1997                1996             1997
                                                     --------------       ---------------     ---------------   --------------
Revenue                                               $ 22,992,176         $  17,755,687       $  23,105,418     $ 20,292,944
Costs of revenue:
   Integration and operations                            6,425,204             5,307,476           8,972,459        8,347,336
   Depreciation                                          2,376,138               978,461           4,752,277        1,956,921
   Insurance and other                                     106,250             1,633,723             106,250        2,854,596
                                                     --------------       ---------------     ---------------   --------------
      Total costs of revenue                             8,907,592             7,919,660          13,830,986       13,158,853
                                                     --------------       ---------------     ---------------   --------------
Gross profit                                            14,084,584             9,836,027           9,274,432        7,134,091
Operating expenses:
   Marketing, general and administrative                 1,622,120             3,243,010           2,982,527        5,880,734
   Research and development                                314,564               759,768             314,564        1,051,577
                                                     --------------       ---------------     ---------------   --------------
      Total operating expenses                           1,936,684             4,002,778           3,297,091        6,932,311
                                                     --------------       ---------------     ---------------   --------------
      Income from operations                            12,147,900             5,833,249           5,977,341          201,780
Interest expense, net of capitalized amounts             (318,035)          (1,175,542)            (678,317)      (1,378,335)
Interest and other income                                  459,665             1,699,447             814,574        1,409,880
Other expense                                                    -                     -             897,649                -
                                                     --------------       ---------------     ---------------   --------------
      Income before income taxes                        12,289,530             6,357,154           5,215,949          233,325
Income tax expense                                       1,230,000                78,461           1,230,000          160,688
                                                     --------------       ---------------     ---------------   --------------
      Income before extraordinary item                  11,059,530             6,278,693           3,985,949           72,637
                                                     ==============       ===============     ===============   ==============
Extraordinary item - gain on early retirement
 of debt, net of taxes                                           -                     -           3,274,029                -
                                                     --------------       ---------------     ---------------   --------------
      Net income                                      $ 11,059,530         $   6,278,693       $   7,259,978     $     72,637
Basic earnings per share:
  Income before extraordinary item                    $       1.00         $        0.56       $        0.36     $       0.01
  Extraordinary item                                             -                     -                0.30                -
                                                     --------------       ---------------     ---------------   --------------
Net income per share                                  $       1.00         $        0.56       $        0.66     $       0.01
                                                     ==============       ===============     ===============   ==============
Shares used in computing net income
   per share                                            11,111,997            11,149,789          11,091,443       11,148,830
                                                     ==============       ===============     ===============   ==============
Diluted earnings per share:
  Income before extraordinary item                    $       0.99         $        0.47       $        0.36     $       0.01
  Extraordinary item                                             -                     -                0.29                -
                                                     --------------       ---------------     ---------------   --------------
Net income per share                                  $       0.99         $        0.47       $        0.65     $       0.01
                                                     ==============       ===============     ===============   ==============
Shares used in computing net income
   per share - assuming dilution                        11,146,236            15,034,271          11,147,737       11,401,426
                                                     ==============       ===============     ===============   ==============





     See accompanying notes to unaudited condensed consolidated financial statements.

                     SPACEHAB, INCORPORATED AND SUBSIDIARY
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               SIX MONTHS ENDED DECEMBER  31,
                                                                                 1996                   1997
                                                                          -------------------    --------------------
Cash flows provided by (used for) operating activities:
  Net income                                                                $      7,259,978        $         72,637
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                                   4,894,891               2,655,715
   Gain on early retirement of debt,
        net of taxes, before legal expenses                                      (3,383,892)                       -
   Amortization of financing fees                                                          -                 134,085
   Changes in assets and liabilities:
     Increase in accounts receivable                                             (1,600,992)             (2,915,284)
     Increase in prepaid and other
       current assets                                                              (896,872)               (954,512)
     Increase in deferred mission costs                                             (99,873)             (1,148,542)
     Increase in other assets                                                      (121,967)             (1,574,973)
     Increase (decrease) in deferred flight revenue                              (4,598,576)              10,018,051
     Increase (decrease) in accounts payable
       and accrued expenses                                                      (2,232,186)                 886,978
     Increase in advanced billings                                                         -               (846,855)
     Decrease in accrued consulting
       and subcontracting services                                                 (269,689)               (692,606)
                                                                          -------------------    --------------------
         Net cash provided by (used for) operating activities                    (1,049,178)               5,634,694
                                                                          -------------------    --------------------
Cash flows used for investing activities:
  Payments for modules under construction                                            (2,232)             (8,339,226)
  Payments for building under construction                                                -              (2,046,419)
  Purchase of property and equipment                                             (2,000,414)               (686,432)
                                                                          -------------------    --------------------
         Net cash used for investing activities                                  (2,002,646)            (11,072,077)
                                                                          -------------------    --------------------
Cash flows provided by (used for) financing activities:
  Payment of note payable to Insurers                                            (3,185,060)               (500,000)
  Payment of  debt placement fees                                                          -             (3,822,239)
  Proceeds from issuance of convertible notes payable                                      -              63,250,000
  Payment of legal fees on early retirement of debt                                (109,986)                       -
  Proceeds from note payable                                                               -              13,413,074
  Proceeds from issuance of common stock                                              24,000                  66,566
                                                                          -------------------    --------------------
         Net cash provided by (used for) financing activities                    (3,271,046)              72,407,401
                                                                          -------------------    --------------------
         Net increase (decrease) in cash
           and cash equivalents                                                  (6,322,870)              66,970,018
Cash and cash equivalents at beginning of period                                  50,795,548              12,886,731
                                                                          -------------------    --------------------
Cash and cash equivalents at end of period                                  $     44,472,678        $     79,856,749
                                                                          ===================    ====================





     See accompanying notes to unaudited condensed consolidated financial statements.

                     SPACEHAB, INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and subsidiary ("SPACEHAB" or the "Company") as of December 31, 1997, and the results of their operations for the three and six month periods ended December 31, 1996 and 1997 and their cash flows for the six months ended December 31, 1996 and 1997. However, the consolidated financial statements are unaudited, and do not include all related footnote disclosures. The results of operations for the three and six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the full year. The Company's results of operations fluctuate significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements appearing in the Company's Form 10-K for the year ended June 30, 1997.

2.  EARNINGS PER SHARE:

In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which establishes new guidelines for the calculations of earnings per share. Earnings per share for all prior periods have been restated to reflect the provisions of this Statement.

The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for "income before extraordinary item" and "extraordinary item" for the three and six month periods ended December 31, 1997 and 1996, respectively:


                                Three months ended December 31, 1997   Three months ended December 31, 1996
                                 Income         Shares      Per Share     Income       Shares     Per Share
                               (Numerator)   (Denominator)    Amount   (Numerator)  (Denominator)   Amount
                              --------------------------------------- --------------------------------------
Basic EPS:
Income available to common
stockholders                    $6,278,693     11,149,789     $0.56   $11,059,530    11,111,997       $1.00

Effect of dilutive
securities:
Convertible notes payable         $797,063      3,626,446     $   -             -             -           -
Options and warrants                     -        258,036         -             -        34,239           -
                              -------------- -------------- --------- ------------- -------------- ---------

Diluted EPS:
Income available to common
stockholders                    $7,075,756     15,034,271     $0.47   $11,059,530    11,146,236       $0.99

                             Six months ended December 31, 1997     Six months ended December 31, 1996
                              Income         Shares      Per Share     Income       Shares     Per Share
                            (Numerator)   (Denominator)    Amount   (Numerator)  (Denominator)   Amount
                          ----------------------------------------- ------------------------------------
Basic EPS:
Income before
extraordinary item            $72,637     11,148,830        $0.01    $3,985,949    11,091,443      $0.36
Extraordinary item                  -              -            -    $3,274,029    11,091,443      $0.30

Effect of dilutive
securities:
Convertible notes                   -              -        $   -             -        54,620          -
payable
Options and warrants                -        252,596            -             -         1,674          -
                          -------------   ------------   ---------- ------------- -------------  -------

Diluted EPS:
Income available to
common stockholders:
Income before
extraordinary item            $72,637     11,401,426        $0.01    $3,985,949    11,147,737      $0.36
Extraordinary item                  -              -            -    $3,274,029    11,147,737      $0.29

Convertible notes payable outstanding as of December 31, 1997, convertible into 4,642,202 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the six month period ended December 31, 1997 as the inclusion of the converted notes would be anti-dilutive.

Options and warrants to purchase 2,377,856 shares of common stock, at prices ranging from $7.50 to $24.00 per share, were outstanding for the six months ended December 31, 1996, but were not included in the computation of diluted EPS because the options' and warrants' exercise prices were greater than the average market price of the common shares during the six months ended December 31, 1996. Similarly, additional options to purchase 50,000 shares of common stock at a price of $7.00 per share were also not included in the diluted EPS calculation for the three month period ended December 31, 1996. The options expire between July 13, 1997 and April 15, 2005 and warrants expire between December 31, 1996 and June 21, 1998.

Options and warrants to purchase 1,161,560 shares of common stock, at prices ranging from $11.00 to $14.88 per share, were outstanding for the three and six month periods ended December 31, 1997, but were not included in the computation of diluted EPS because the options' and warrants' exercise prices were greater than the average market price of the common shares during the three and six month periods ended December 31, 1997. The options expire between January 31, 1998 and October 21, 2004 and warrants expire between December 31, 1997 and June 21, 1998.


3.  DEPRECIATION OF FLIGHT MODULES:

Effective July 1, 1997, the Company extended the estimated useful lives of its space modules through 2012. This change in accounting estimate is treated prospectively and is based on current available information from NASA, which has estimated the life of the Space Shuttle program through at least 2012.

4.  REVENUE RECOGNITION:

Revenue is recognized upon completion of each module flight under the Mir contract. Total contract revenue is allocated to each flight based on the amount of services the Company provides on the flight relative to total services provided for all flights under contract. Obligations associated with a specific mission, e.g., integration services, are also recognized upon completion of the mission. For new contract awards for which the capability to successfully complete the contract can be reasonably assured and costs at completion can be reliably estimated at contract inception, revenue recognition under the percentage-of-completion method is being reported based on costs incurred on a per mission basis over the period of the contract. The percentage of completion method will result in the recognition of revenue over the period of contract performance, thereby decreasing quarter by quarter fluctuations of reported revenue. Revenue provided by the Astrotech payload processing facilities is recognized ratably over the occupancy period of the satellites at the Astrotech facilities.


5.  STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION:

(a) Cash paid for interest costs was $0.92 million and $0.68 million for the six months ended December 31, 1997 and 1996, respectively. The Company capitalized interest of approximately $0.83 million and $0.02 million during the six months ended December 31, 1997 and 1996, respectively. (b) The Company paid $1.27 million and $1.40 million for income taxes during the six months ended December 31, 1997 and 1996, respectively.


6.  NEW CREDIT FACILITIES:

On June 16, 1997, the Company entered into a $10.0 million line of credit agreement with a financial institution. Outstanding balances on the line of credit accrue interest at either the lender's prime rate or a LIBOR-based rate, and are collateralized by certain assets of the Company. The term of the agreement is through October 1999. As of December 31, 1997, the Company had not drawn against the line of credit.

On July 14, 1997, the Company's wholly-owned subsidiary, Astrotech, entered into a five year credit facility with a financial institution for loans of up to $15.0 million. This loan is collateralized by the assets of Astrotech and certain other assets of the Company, and is guaranteed by the Company. Interest accrues at LIBOR plus three percent. Through December 31, 1997, the Company had drawn $14.12 million against this loan. As of December 31, 1997, the outstanding balance on this loan was $13.41 million.

In October 1997, the Company completed a private placement offering for $63.25 million of aggregate principal of 8% Convertible Subordinated Notes due 2007. Interest is payable semi-annually. The notes are convertible into the common stock of the Company at a rate of $13.625 per share. This offering provided the Company with net proceeds of approximately $59.91 million to be used for capital expenditures associated with the development and construction of space related assets and for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     This document may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including (without limitation) the "General" and "Liquidity and Capital Resources" sections of this Item 2. Such statements are subject to certain risks and uncertainties, including those discussed herein, which could cause actual results to differ materially from those projected in such statements.

     SPACEHAB was incorporated in 1984 to commercially develop space habitat modules to operate in the cargo bay of the Space Shuttles.

     The Company currently operates under two contracts with NASA, the Mir Contract, with a total contract value of $90.2 million and the Research and Logistics Module Services Contract, (the "REALMS Contract"), a $61.8 million contract for two research missions on board the Space Shuttle and a logistics mission to resupply the International Space Station. To date, the Company has recognized $65.8 million of the Mir contract value, representing the completion of the first five missions. The remaining $24.4 million represents the final two Mir option missions scheduled to be flown during fiscal 1998. The aggregate value of the newly awarded REALMS contract is $42.8 million for three firm missions for NASA. The additional $19.0 million will be derived from three of NASA's major International Space Station partners; the European Space Agency (ESA), the National Space Development Agency of Japan (NASDA) and the Canadian Space Agency (CSA). The Company has the potential to increase the total current contract value of $61.8 million by approximately $22.0 million through module usage sales to commercial customers for microgravity space research. Additionally, the REALMS contract has an option for a fourth mission valued at a minimum of $15.8 million. The first two of these missions are scheduled for flights in the second quarter of fiscal 1999; the third is currently projected for launch in May 2000.

     SPACEHAB generates revenue by providing lockers and/or volume within the SPACEHAB Modules, and by integration and operations support services provided to scientists and researchers responsible for the experiments and/or by NASA or International Agencies to carry logistics supplies for Module missions aboard the Shuttle system. Under the Mir Contract, the Company recognizes revenue only at the completion of each Space Shuttle mission utilizing Company assets. Accordingly, the Company's quarterly revenue and profits have fluctuated dramatically based on NASA's launch schedule and will continue to do so under the Mir Contract and any other contract for which revenue is recognized only upon completion of a mission. For the REALMS contract and for future contact awards for which the capability to successfully complete the contract can be demonstrated at contract inception, revenue recognition under the percentage-of-completion method is being reported based on costs incurred on a per mission basis over the period of the contract. The percentage-of-completion method results in the recognition of revenue over the period of contract performance, thereby decreasing the quarter-by-quarter fluctuations of reported revenue.

     Astrotech revenue is derived from various multiyear fixed price contracts with satellite and launch vehicle manufacturers. The services and facilities Astrotech provides to its customers support the final assembly, checkout and countdown functions associated with preparing a satellite for launch. This preparation includes: the final assembly and checkout of the satellite, installation of the solid rocket motors, loading of the liquid propellant, encapsulation of the satellite in the launch vehicle, transportation to the launch pad and command and control of the satellite during pre-launch countdown. Revenue provided by the Astrotech payload processing facilities is recognized ratably over the occupancy period of the satellites in the Astrotech facilities. Astrotech will recognize additional revenue from an exclusive multiyear agreement to process all Sea Launch program payoads at the Boeing facility in Long Beach, California.

     The expenses associated with the operations of SPACEHAB are recorded based on the type of expense. Costs of revenue include integration and operations expenses associated with the performance of two types of efforts: (i) sustaining engineering in support of all missions under a contract and (ii) mission specific experiment support.

Expenses associated with sustaining engineering are expensed as incurred. Mission specific expenses relating to the Mir Contract are recorded as assets and not expensed until the specific Space Shuttle mission is flown and the related revenue is recognized. Other costs of revenue include depreciation expense and costs associated with the Astrotech payload processing facilities. Flight related insurance covering transportation of the SPACEHAB Modules from SPACEHAB's payload processing facility to the Space Shuttle, in-flight insurance and third-party liability insurance are also included in costs of revenue and are expensed as incurred. Marketing, general and administrative and interest and other expenses are recognized when incurred.


RESULTS OF OPERATIONS

     For the three months ended December 31, 1997 as compared to the three months ended December 31, 1996.

     Revenue. The Company recorded revenue of approximately $17.76 and $22.99 million for the three months ended December 31, 1997 and 1996, respectively. In accordance with the Company's revenue recognition policy for the Mir and the Commercial Middeck Augmentation Module contract (the "CMAM" contract) Contracts, revenue is recorded at the completion of a mission when the SPACEHAB modules are returned to the Company. Revenue was recognized for the fifth Mir Contract mission ($13.60 million) during the quarter ended December 31, 1997 in addition to revenue generated from the REALMS Contract ($1.72 million) and from Astrotech ($2.43 million). In contrast, revenue for the quarter ended December 31, 1996 was derived from the CMAM Contract($7.96 million), the Mir Contract ($14.22 million) and the NASDA/ESA Contract ($0.81 million).

     Costs of Revenue. Costs of revenue for the quarter ended December 31, 1997 decreased 11.09% to $7.92 million, as compared to $8.91 million for quarter ended December 31, 1996. The primary components of costs of revenue for the quarter ended December 31, 1997 include integration and operation costs under the Mir Contract ($4.60 million), the REALMS Contract ($0.89 million), and the NASDA/ESA Contract ($0.12 million); Astrotech operations ($1.24 million); and, depreciation ($0.98 million). The primary components of costs of revenue for the quarter ended December 31, 1996 included integration and operations costs under the Mir Contract ($5.27 million), the NASDA/ESA Contract ($0.76 million) and the CMAM Contract ($0.40 million); and, depreciation ($2.38 million). This decrease in depreciation expense during 1997 is primarily attributable to the impact of extending the estimated useful lives of the Company's modules. This change in accounting estimate is treated prospectively and is based on current available information from NASA, which extends the estimated useful life of the space shuttle program to at least 2012.

     Operating Expenses. Operating expenses increased approximately 106.68% to approximately $4.00 million for the three months ended December 31, 1997 as compared to approximately $1.94 million for the three months ended December 31, 1996. This increase is due primarily to the Company's efforts to increase staff, adding strength in engineering, design and research and development capabilities and reflects the additional costs of approximately $0.39 million incurred for operating the Astrotech subsidiary.

     Interest Expense. Interest expense was approximately $1.18 million for the three months ended December 31, 1997 as compared to approximately $0.32 million for the three months ended December 31, 1996. There was approximately $0.45 million and $0.02 million capitalized amounts for the quarter ended December 31, 1997 and 1996, respectively. Capitalized interest for the quarters ended December 31, 1997 and 1996 was based on the construction of the Company's science module with double module hardware, which will be placed in service beginning in late 1999. Additional amounts were capitalized during the quarter ended December 31, 1997 relating to the construction of an expanded facility for Astrotech.

     Interest and Other Income. Interest and other income was approximately $1.70 million and $0.46 million for the three months ended December 31, 1997 and 1996, respectively. This increase is due to short term interest earned by the Company for the investment of proceeds received from the Company's debt financings completed during July and October 1997.

     Net Income. Net income was approximately $6.28 million, or $0.56 per share (basic EPS) ,for the quarter ended December 31, 1997, on 11,149,789 shares, as compared to $11.06 million, or $1.00 per share (basic EPS), for the quarter ended December 31, 1996, on 11,111,997 shares.

     For the six months ended December 31, 1997 as compared to the six months ended December 31, 1996.

     Revenue. The Company recorded revenue of approximately $20.29 million and $23.11 million for the six months ended December 31, 1997 and 1996, respectively. Revenue recognized during the six months ended December 31, 1997 was from the Mir Contract ($13.60 million), REALMS Contract ($1.72 million) and Astrotech ($4.97 million). Conversely, for the six months ended December 31, 1996 the Company's revenue was attributable to the Mir Contract ($14.22 million), CMAM Contract ($7.96 million) and NASDA/ESA Contract ($0.93 million).

     Costs of Revenue. Costs of revenue for the six months ended December 31, 1997 decreased 4.86% to $13.16 million, as compared to $13.83 million for six months ended December 31, 1996. The primary components of costs of revenue for the six months ended December 31, 1997 include integration and operation costs under the Mir Contract ($7.51 million), REALMS Contract ($0.93 million), and the NASDA/ESA Contract ($0.20 million); Astrotech operations ($2.46 million); and, depreciation ($1.96 million). In contrast, the primary components of costs of revenue for the six months ended December 31, 1996 included integration and operations costs under the Mir Contract ($7.17 million), the NASDA/ESA Contract ($0.85 million) and the CMAM Contract ($1.06 million); and, depreciation ($4.75 million). This decrease in depreciation expense is attributable to the impact of extending the estimated useful lives of the Company's modules. This change in accounting estimate is treated prospectively and is based on current available information from NASA, which extends the estimated useful life of the Space Shuttle program to at least 2012.

     Operating Expenses. Operating expenses increased by approximately 110.26% to approximately $6.93 million for the six months ended December 31, 1997 as compared to approximately $3.30 million for the six months ended December 31, 1996. This increase is due primarily to the Company's efforts to increase staff, adding strength in engineering, design and research and development capabilities and reflects the additional costs of approximately $0.67 million for operating the Astrotech subsidiary.

     Interest Expense. Interest expense was approximately $1.38 million for the six months ended December 31, 1997 as compared to approximately $0.68 million for the six months ended December 31, 1996. There was approximately $0.83 million and $0.02 capitalized interest amounts for the six months ended December 31, 1997 and 1996, respectively. Interest was capitalized based on the construction of the Company's science module with double module hardware during the six months ended December 31, 1997 and 1996, however, additional amounts were capitalized in 1997 for costs incurred on the construction of an expanded facility for Astrotech.

     Interest and Other Income. Interest and other income was approximately $1.41 million and $0.81 million for the six months ended December 31, 1997 and 1996, respectively. This increase is due to short-term interest earned by the Company for the investment of proceeds received from the Company's credit facilities.

     Net Income/Loss. Net income was approximately $0.07 million, or $0.01 per share (basic and diluted EPS), on 11,148,830 shares (basic EPS) as compared to $7.26 million, or $0.66 per share (basic EPS), for the six months ended December 31, 1996, on 11,091,443 shares.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its capital expenditures, research and development and working capital requirements with progress payments under its contracts, including the CMAM Contract, the Mir Contract, the NASDA/ESA Contracts and Astrotech's operations, as well as with proceeds received from private equity offerings and borrowings under credit facilities. During December 1995, SPACEHAB completed an initial public offering of common stock (the "Offering"), which provided the Company with net proceeds of approximately $43.48 million. In June 1997, the Company signed an agreement with a financial institution securing a $10.0 million revolving line of credit (the "Revolving Line of Credit") that the Company may use for working capital purposes. As of December 31, 1997, no amounts were drawn on this line of credit. In July 1997, Astrotech obtained a five-year term loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB, and provides for draws of up to $15.0 million for general corporate purposes. Through December 31, 1997, the Company had drawn $14.12 million on this loan and had an outstanding balance on that date of $13.41 million. Further, on October 21, 1997 the Company completed a private placement offering of convertible subordinated notes (the "Notes Offering"), which provided the Company with net proceeds of approximately $59.91 million to be used for capital expenditures associated with the development and construction of space related assets and for general corporate purposes.

     Cash Flows from Operating Activities. Cash flows provided by (used for) operating activities for the six months ended December 31, 1997 and 1996, were $5.63 million and ($1.05) million respectively. The increase in cash flows provided by operating activities is due to a variety of offsetting factors. The most significant factor of this increase is deferred flight revenue, which reflects billing during the six months ended December 31, 1997 for the option missions under the Mir contract and the REALMS contract.

     Cash Flows from Investing Activities. For the six months ended December 31, 1997 and 1996, cash flows used for investing activities consisted of capital expenditures of approximately $11.07 million and $2.00 million, respectively. Of this amount, $4.42 million of the expenditures in the current year are attributable to the construction of the Company's science module with double module hardware, which module is to be completed in early 1999. The Company anticipates that it will spend between $35.0 million and $38.0 million in total on the asset. As of December 31, 1997, the Company has spent approximately $18.19 million on this asset. In addition, the Company has spent approximately $2.05 million for the construction of an expanded facility for Astrotech.

     Cash Flows from Financing Activities. Cash flows provided by (used for) financing activities were approximately $72.41 million and ($3.27) million for the six months ended December 31, 1997 and 1996, respectively. During the six months ended December 31, 1997, the Company received net proceeds of approximately $13.41 million under the Term Loan Agreement. In August 1997, the Company also made the first payment of $0.50 million under the Credit Agreement. In October 1997, the Company received net proceeds of approximately $59.91 million by completing an offering of $55.00 million of its 8% Convertible Subordinated Notes due 2007 as well as exercise of the underwriters' over-allotment for an additional $8.25 million.

     The Company believes that cash flows from the Notes Offering, the Term Loan Agreement, the Revolving Line of Credit and other current financing activities will be sufficient to meet any cash flow requirements from operations and other funding requirements for capital asset construction and development for at least the next twelve months.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     NONE


ITEM 2.  CHANGES IN SECURITIES

     NONE


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  ( a )  The Annual meeting was held on October  21, 1997.

  ( b ) The existing Board of Directors stood for and were duly reelected at this Annual Meeting.
          The names of the directors are as follows:
          Hironori Aihara
          Robert A. Citron
          Dr. Edward E. David, Jr.
          Dr. Shelley Harrison
          Dr. Shi H. Huang
          Chester M. Lee
          Gordon S. Macklin
          Dr. Brad M. Meslin
          Dr. Udo Pollvogt
          Alvin L. Reeser
          James R. Tompson
          Prof. Ernesto Vallerani
  ( c ) The following matters were brought to a vote of the shareholders at the meeting:

1. To ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for fiscal year 1998.

For  7,180,750       Against  1,105          Abstain  3,699

2. To approve the amendments to the Company's 1994 Stock Incentive Plan to increase the total number of shares reserved and available for distribution under the Plan to 2,750,000.

For  2,896,691       Against  1,799,888      Abstain 13,040

3.   To adopt the Company's 1997 Employee Stock Purchase Plan.

For  3,156,386       Against  1,540,226      Abstain 13,007

4. To approve the amendments to the Company's 1995 Directors Stock Option Plan to increase the total number of shares reserved and available for distribution under the Plan to 500,000.

For  3,916,733       Against  1,311,137      Abstain 15,048

All four items presented to the shareholders were approved and implemented.


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

       2. Report on Form 8-K filed on January 21, 1998 disclosing the Registrant's retirement of Chester M. Lee as president and appointment of David A. Rossi, current senior Vice President of Business Development, to president, effective on January 14, 1998.


         EXHIBIT NO.              DESCRIPTION OF EXHIBITS
         -----------              -----------------------
         10.1*            ESA Contract, dated October 10, 1997, between the Registrant and
                          INTOSPACE GmbH (the "ESA Contract").

         10.2             NAS 97-199, dated December 21, 1997, between the Registrant and NASA (the "REALMS Contract").

         10.3             Letter Contract Number SHB 1014, dated August 13, 1997, between the Registrant and McDonnell Douglas
                          Aerospace-Huntsville, (as amended).

         10.4             Employment Agreement and Non-Interference Agreement dated January 15,  1998,  between  the Company and
                          Chester M. Lee.

         10.5             Employment Agreement and Non-Interference Agreement dated January 15, 1998, between the Company and David
                          A. Rossi.

         10.6             Amendment number 1 to Employment Agreement and Non-Interference Agreement dated April 1, 1997, between the Company and Shelley A. Harrison.

         10.7             Amendment number 1 to Loan and Security Agreement dated December 31, 1997, between the Company and First
                          Union National Bank.

         11.              Statement regarding Computation of Earnings Per Common Share.

         21.**            Subsidiary of the Registrant

         27               Financial Data Schedule

         * Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1997 filed with the Securities and Exchange Commission on November 6, 1997.

         ** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997 filed with the Securities and Exchange Commission on September 12, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SPACEHAB, INCORPORATED




         Date: February 06, 1998         /S/ MARGARET E. GRAYSON
         -----------------------        ---------------------------------------
                                         Margaret E. Grayson
                                         Vice President of Finance (CFO)
                                         Treasurer, and Assistant Secretary
                                         (Principal Financial and Accounting
                                         Officer)