Form 10-Q
period 1998-03-31
SPACEHAB INC \WA\
filed 1998-05-07
CIK 1001907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
          For the quarterly period ended...............March 31, 1998


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


       The number of shares of Common Stockoutstanding as of the close of business on May 1, 1998:


               Class              Number of Shares
                                  Outstanding
               Common Stock       11,163,954


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

                       SPACEHAB, INCORPORATED AND SUBSIDIARY
                   MARCH 31, 1998 QUARTERLY REPORT ON FORM 10-Q
                                 TABLE OF CONTENTS


PART 1   FINANCIAL INFORMATION                                    Page

  Item 1.   Unaudited Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 1997 and March 31, 1998                            3

         Condensed Consolidated Statements of Operations for
         the Three and Nine months ended March 31, 1997 and 1998     4

         Condensed Consolidated Statements of Cash Flows for the
         Nine months ended March 31, 1997 and 1998                   5

         Notes to Condensed Consolidated Financial Statements        6


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       9


PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                         13

PART 1:  FINANCIAL INFORMATION
Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     SPACEHAB, INCORPORATED AND SUBSIDIARY
                     Condensed Consolidated Balance Sheets




                                                      June 30,     March 31,
                                                       1997          1998
                                                    (audited)     (unaudited)
                                                   ------------   ------------
                              ASSETS
    ............................................
Cash and cash equivalents ......................   $ 12,886,731   $ 84,962,330
Receivables ....................................      5,176,255     12,972,376
Prepaid and other current assets ...............        199,247      1,766,573
                                                   ------------   ------------
    Total current assets .......................     18,262,233     99,701,279
Property, plant and equipment, net of
 accumulated depreciation and amortization
 of $38,115,620 and $41,996,592 ................     90,961,873    100,890,281
Goodwill, net of accumulated amortization of ...      3,394,773      3,267,444
$55,947 and $187,105
Deferred mission costs .........................      1,438,910      1,918,090
Other assets, net ..............................        392,587      5,774,449
                                                   ------------   ------------
     Total assets ..............................   $114,450,376   $211,551,543
                                                   ============   ============
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable, current portion .............   $       --     $  3,160,000
     Loan payable under credit agreement,
     current portion ...........................        500,000        500,000
     Accounts payable and accrued expenses .....      2,408,111      4,655,624
     Accrued consulting and subcontracting
     services ..................................      9,052,308      6,870,578
     Advanced billings .........................        846,855        377,212
          Total current liabilities ............     12,807,274     15,563,414
                                                   ------------   ------------
Notes payable to shareholder ...................     11,225,246     11,895,001
Loan payable under credit agreement, net of
current portion ................................      1,500,000      1,000,000
Note payable, net of current portion ...........           --        9,547,123
Convertible notes payable ......................           --       63,250,000
Deferred flight revenue ........................      2,295,898     18,569,648
                                                   ------------   ------------
          Total liabilities ....................     27,828,418    119,825,186
Commitments and contingencies
Stockholders' equity:
     Common stock, no par value, authorized
       30,000,000 shares, issued and outstanding
       11,146,237 and 11,163,954 shares,
       respectively ............................     81,057,164     81,197,574
     Additional paid-in capital ................         16,299         16,299
     Accumulated earnings ......................      5,548,495     10,512,484
                                                   ------------   ------------
          Total stockholders' equity ...........     86,621,958     91,726,357
                                                   ------------   ------------
         Total liabilities and stockholders'
            equity .............................    114,450,376    211,551,543
                                                   ============   ============

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                      SPACEHAB, INCORPORATED AND SUBSIDIARY
           Unaudited Condensed Consolidated Statements of Operations




                                                  Three Months                    Nine Months
                                                 Ended March 31,                Ended March 31,
                                        -----------------------------    ----------------------------
                                             1997            1998             1997           1998
                                        -------------    ------------    ------------    ------------
    ..................................
Revenue ..............................   $ 15,031,345    $ 18,997,057    $ 38,136,763    $ 39,290,001
Costs of revenue:
   Integration and operations ........      5,804,721       7,563,134      14,777,180      18,370,066
   Depreciation ......................      2,376,139         978,460       7,128,416       2,935,381
   Insurance other direct costs ......        136,801         520,116         243,051         915,116
                                         ------------    ------------    ------------    ------------
      Total costs of revenue .........      8,317,661       9,061,710      22,148,647      22,220,563
                                         ------------    ------------    ------------    ------------
Gross profit .........................      6,713,684       9,935,347      15,988,116      17,069,438
Operating expenses:
   Marketing, general and
     administrative ..................      2,663,375       3,979,981       6,543,551      10,021,402
   Research and development ..........        136,776         741,796         451,340       1,793,373
                                         ------------    ------------    ------------    ------------
      Total operating expenses .......      2,800,151       4,721,777       6,994,891      11,814,775
                                         ------------    ------------    ------------    ------------
      Income from operations .........      3,913,533       5,213,570       8,993,225       5,254,663
Interest expense, net of capitalized
  amounts ............................       (187,201)     (1,253,367)       (865,518)     (2,631,701)
Interest and other income ............        375,501         931,151       1,190,075       2,341,030
                                         ------------    ------------    ------------    ------------
      Income before income taxes .....      4,101,833       4,891,354       9,317,782       4,963,992
Income tax expense ...................        894,659            --         2,124,659            --
                                         ------------    ------------    ------------    ------------
      Income before extraordinary item      3,207,174       4,891,354       7,193,123       4,963,992
Extraordinary item - gain on early
  retirement of debt, net of taxes ...           --              --         3,274,029            --
                                         ------------    ------------    ------------    ------------
      Net income .....................   $  3,207,174    $  4,891,354    $ 10,467,152    $  4,963,992
                                         ============    ============    ============    ============
Basic earnings per share:
  Income before extraordinary item ...   $       0.29    $       0.44    $       0.65    $       0.45
  Extraordinary item .................           --              --              0.29            --
                                         ------------    ------------    ------------    ------------
Net income per share - basic .........   $       0.29    $       0.44    $       0.94    $       0.45
                                         ============    ============    ============    ============
Shares used in computing net income
   per share - basic .................     11,146,236      11,156,274      11,109,721      11,152,312
                                         ============    ============    ============    ============
Diluted earnings per share:
  Income before extraordinary item ...   $       0.29    $       0.37    $       0.65    $       0.44
  Extraordinary item .................           --              --              0.29            --
                                         ------------    ------------    ------------    ------------
Net income per share - diluted .......   $       0.29    $       0.37    $       0.94    $       0.44
                                         ============    ============    ============    ============
Shares used in computing net income
   per share - assuming dilution .....     11,153,855      16,062,335      11,149,679      11,407,595
                                         ============    ============    ============    ============









                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                     SPACEHAB, INCORPORATED AND SUBSIDIARY
           Unaudited Condensed Consolidated Statements of Cash Flows


                                                 Nine Months Ended March 31,
                                                  1997               1998
                                               -------------    --------------
    Cash flows provided by (used for) operating activities:
    .........................................
     Net income .............................   $ 10,467,152    $  4,963,992
      Adjustments to reconcile net income
      to net cash provided by operating
      activities:
       Depreciation and amortization ........      7,420,550       4,115,536
       Gain on early retirement of debt,
         net of taxes, before legal expenses      (3,383,891)           --
       Amortization of financing fees .......           --           340,939
       Changes in assets and liabilities:
         Decrease (increase) in accounts
          receivable ........................      1,915,136      (7,796,121)
         Increase in prepaid and other
           current assets ...................       (681,184)     (1,567,326)
         Decrease (increase) in deferred
           mission costs ....................        611,744        (479,180)
         Increase in other assets ...........       (145,656)     (1,774,900)
         Increase (decrease) in deferred
          flight revenue ....................    (14,309,595)     16,273,750
         Increase (decrease) in accounts
           payable and accrued expenses .....     (1,493,235)      2,247,513
         Decrease in advanced billings ......           --          (469,643)
         Increase in accrued consulting
           and subcontracting services ......      2,892,632       1,736,128
                                                ------------    ------------
             Net cash provided by operating
                 activities .................      3,293,653      17,590,688
                                                ------------    ------------
    Cash flows used for investing activities:
      Payments for modules under
          construction ......................     (3,679,552)    (13,360,122)
      Purchase of Astrotech, net of cash
          acquired ..........................    (19,960,021)           --
      Payments for building under
          construction ......................           --        (3,205,236)
      Purchase of property and equipment ....     (2,878,931)       (504,547)
                                                ------------    ------------
             Net cash used for investing
               activities ...................    (26,518,504)    (17,069,905)
                                                ------------    ------------
    Cash flows provided by (used for) financing activities:
      Payment of note payable to Insurers ...     (3,185,060)       (500,000)
      Payment of  debt placement fees .......           --        (4,042,714)
      Proceeds from issuance of convertible
          notes payable .....................           --        63,250,000
      Payment of legal fees on early
          retirement of debt ................       (109,986)           --
      Proceeds from note payable ............           --        14,119,025
      Payment of note payable ...............     (1,411,902)
      Proceeds from issuance of common stock          24,000         140,407
                                                ------------    ------------
             Net cash provided by (used for)
               financing activities .........     (3,271,046)     71,554,816
                                                ------------    ------------
             Net increase (decrease) in cash
               and cash equivalents .........    (26,495,897)     72,075,599
    Cash and cash equivalents at beginning
     of period ..............................     50,795,548      12,886,731
                                                ------------    ------------
    Cash and cash equivalents at end of
         period .............................   $ 24,299,651    $ 84,962,330
                                                ============    ============





                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                     SPACEHAB, INCORPORATED AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and subsidiary ("SPACEHAB" or the "Company") as of March 31, 1998, and the results of their operations for the three and nine month periods ended March 31, 1997 and 1998 and their cash flows for the nine months ended March 31, 1997 and 1998. However, the consolidated financial statements are unaudited, and do not include all related footnote disclosures. The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year. The Company's results of operations fluctuate significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements appearing in the Company's Form 10-K for the year ended June 30, 1997.

2.  Earnings per Share:

     In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which establishes new guidelines for the calculations of earnings per share. Earnings per share for all prior periods have been restated to reflect the provisions of this Statement.

     The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for "income before extraordinary item" and "extraordinary item" for the three and nine month periods ended March 31, 1998 and 1997, respectively:


                               Three months ended March               Three months ended March
                                      31, 1998                                31, 1997
                          Income       Shares      Per Share     Income        Shares      Per Share
                       (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                       -----------  -------------  ---------  ------------  -------------  ----------
  Basic EPS:
  Income available to
    ..................
  common stockholders    $4,891,354   11,156,274    $ 0.44     $3,207,174     11,146,236   $ 0.29

  Effect of dilutive
   securities:
  Convertible notes
   payable ...........   $  990,803    4,642,202     --              --            --        --
  Options and warrants         --        263,859     --              --            7,619     --
                         ----------   ----------    -----      ----------    ----------    ------
  Diluted EPS:
  Income available to
  common stockholders    $5,882,157   16,062,335   $ 0.37      $3,207,174     11,153,855   $ 0.29
                         ==========   ==========   ======      ==========     ==========   ======

                               Nine months ended March               Nine months ended March
                                      31, 1998                                31, 1997
                          Income       Shares      Per Share     Income        Shares      Per Share
                       (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                       -----------  -------------  ---------  ------------  -------------  ----------
 Basic EPS:
 Income before
  extraordinary item   $4,963,992     11,151,312     $0.45     $7,193,123     11,109,721       $0.65
 Extraordinary              --             --          --      $3,274,029     11,109,721       $0.29
 Effect of dilutive
  securities:
 Convertible notes
  payable                   --             --          --          --             36,406         --
 Options and warrants       --           256,283       --          --              3,552         --
                        ----------   -----------    ------     -----------   -----------       -----
 Diluted EPS:
 Income available to
 common stockholders:
 Income before
  extraordinary item   $4,963,992     11,407,595     $0.44     $7,193,123     11,149,679       $0.65
 Extraordinary item        --              --          --      $3,274,029     11,149,679       $0.29

Convertible notes payable outstanding as of March 31, 1998, convertible into 4,642,202 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the nine month period ended March 31, 1998 as the inclusion of the converted notes would be anti-dilutive.

Options and warrants to purchase 1,525,351 shares of common stock, at prices ranging from $8.63 to $14.88 per share, were outstanding for the nine months ended March 31, 1997, but were not included in the computation of diluted EPS because the options' and warrants' exercise prices were greater than the average market price of the common shares during the nine months ended March 31, 1997. Similarly, additional options to purchase 50,000 shares of common stock at a price of $7.00 per share were also not included in the diluted EPS calculation for the three month period ended March 31, 1997. The options expire between June 24, 1997 and August 1, 2005 and warrants expire between June 30, 1997 and June 21, 1998.

Options and warrants to purchase 1,818,597 and 1,811,021 shares of common stock, at prices ranging from $11.00 to $14.00 per share, were outstanding for the three and nine month periods ended March 31, 1998, respectively. These were not included in the computation of diluted EPS because the options' and warrants' exercise prices were greater than the average market price of the common shares during the three and nine month periods ended March 31, 1998. The options expire between June 24, 1998 and October 21, 2004 and warrants expire June 21, 1998.


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


5. Statements of Cash Flows - Supplemental Information:

(a) Cash paid for interest costs was $1.49 million and $0.87 million for the nine months ended March 31, 1998 and 1997, respectively. The Company capitalized interest of approximately $1.35 million and $0.11 million during the nine months ended March 31, 1998 and 1997, respectively. (b) The Company paid $1.34 million and $2.10 million for income taxes during the nine months ended March 31, 1998 and 1997, respectively.


6.  New Credit Facilities:

On June 16, 1997, the Company entered into a $10.0 million line of credit agreement with a financial institution. Outstanding balances on the line of credit accrue interest at either the lender's prime rate or a LIBOR-based rate, and are collateralized by certain assets of the Company. The term of the agreement is through October 1999. As of March 31, 1998, the Company had not drawn against the line of credit.

On July 14, 1997, the Company's wholly-owned subsidiary, Astrotech, entered into a five year credit facility with a financial institution for loans of up to $15.0 million. This loan is collateralized by the assets of Astrotech and certain other assets of the Company, and is guaranteed by the Company. Interest accrues at LIBOR plus three percent. As of March 31, 1998, the Company had drawn $14.12 million against this loan. As of March 31, 1998, the outstanding balance on this loan was $12.71 million.

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

      The Company currently operates under two contracts with NASA, the Mir Contract, with a total contract value of $90.2 million and the Research and Logistics Module Services Contract, (the "REALMS Contract"), a $61.8 million contract for two research missions on board the Space Shuttle and a logistics mission to resupply the International Space Station. To date, the Company has recognized $79.4 million of the Mir contract value, representing the completion of the first six missions. The remaining $10.8 million represents the final Mir option mission scheduled to be flown during the fourth quarter of fiscal 1998. The value of the newly awarded REALMS contract is $42.8 million for three firm missions for NASA. The additional $19.0 million will be derived from three of NASA's major International Space Station partners; the European Space Agency
(ESA), the National Space Development Agency of Japan (NASDA) and the Canadian Space Agency (CSA). The Company has the potential to increase the total current REALMS contract value of $61.8 million by approximately $22.0 million through module usage sales to commercial customers for microgravity space research. Additionally, the REALMS contract has an option for a fourth mission valued at a minimum of $15.8 million. The first two missions under the REALMS Contract are scheduled for flights in the second and fourth quarters of fiscal 1999; the third is currently projected for launch in May 2000.

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

      Astrotech revenue is derived from various multiyear fixed price contracts with satellite and launch vehicle manufacturers. The services and facilities Astrotech provides to its customers support the final assembly, checkout and countdown functions associated with preparing a satellite for launch. This preparation includes: the final assembly and checkout of the satellite, installation of the solid rocket motors, loading of the liquid propellant, encapsulation of the satellite in the launch vehicle, transportation to the launch pad and command and control of the satellite during pre-launch countdown. Revenue provided by the Astrotech payload processing facilities is recognized ratably over the occupancy period of the satellites in the Astrotech facilities. In addition, Astrotech will generate additional revenue from an exclusive multiyear agreement to process all Sea Launch program payloads at the Boeing facility in Long Beach, California.

      Costs of revenue include integration and operations expenses associated with the performance of two types of efforts: (i) sustaining engineering in support of all missions under a contract and (ii) mission specific support. Expenses associated with sustaining engineering are expensed as incurred. Mission specific expenses relating to the Mir Contract are recorded as assets and not expensed until the specific Space Shuttle mission is flown and the related revenue is recognized. Other costs of revenue include depreciation expense and costs associated with the Astrotech payload processing facilities. Flight related insurance covering transportation of the SPACEHAB Modules from SPACEHAB's payload processing facility to the Space Shuttle, in-flight insurance and third-party liability insurance are also included in costs of revenue and are expensed as incurred. Marketing, general and administrative, research and development and interest and other expenses are recognized when incurred.


RESULTS OF OPERATIONS

For the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

   Revenue. The Company recorded revenue of approximately $19.00 million and $15.03 million for the three months ended March 31, 1998 and 1997, respectively. In accordance with the Company's revenue recognition policy for the Mir Contract, revenue is recorded at the completion of a mission when the SPACEHAB modules are returned to the Company. Revenue was recognized for the sixth Mir Contract mission ($13.60 million) during the quarter ended March 31, 1998 in addition to revenue generated from the REALMS Contract ($2.83 million) and from Astrotech ($2.53 million). In contrast, revenue for the quarter ended March 31, 1997 was primarily derived from the Mir Contract ($13.81 million).

   Costs of Revenue. Costs of revenue for the quarter ended March 31, 1998 increased 8.94% to $9.06 million, as compared to $8.32 million for quarter ended March 31, 1997. The primary components of costs of revenue for the quarter ended March 31, 1998 include integration and operation costs under the Mir Contract ($5.33 million), the REALMS Contract ($1.04 million), and the NASDA/ESA Contract ($0.15 million); Astrotech operations ($1.47 million); and, depreciation ($0.98 million). The primary components of costs of revenue for the quarter ended March 31, 1997 included integration and operations costs under the Mir Contract ($5.30 million), the NASDA/ESA Contract ($0.19 million); and, depreciation ($2.38 million). The decrease in depreciation expense during 1998 is primarily attributable to the impact of extending the estimated useful lives of the Company's modules. This change in accounting estimate is treated prospectively and is based on current available information from NASA, which extends the estimated useful life of the space shuttle program to at least 2012.

   Operating Expenses. Operating expenses increased approximately 68.62% to approximately $4.72 million for the three months ended March 31, 1998 as compared to approximately $2.80 million for the three months ended March 31, 1997. This increase is due primarily to the Company's efforts to increase staff, adding strength in engineering, design and research and development capabilities and reflects the additional costs of approximately $0.21 million incurred for operating the Astrotech subsidiary, which was acquired in February 1997. Research and Development costs increased 442.4% to $0.74 million from $0.14 million. This increase was due to the Company's continuous efforts to develop space- related assets.

   Interest Expense. Interest expense was approximately $1.25 million for the three months ended March 31, 1998 as compared to approximately $0.19 million for the three months ended March 31, 1997. There was also approximately $1.35 million and $0.10 million of interest capitalized amounts for the quarter ended March 31, 1998 and 1997, respectively. The capitalized is interest was based on the construction of the Company's science module with double module hardware, which will be placed in service beginning in late 1999. Additional amounts were capitalized during the quarter ended March 31, 1998, relating to the construction of an expanded facility for Astrotech which was acquired in February 1997.

   Interest and Other Income. Interest and other income was approximately $0.93 million and $0.38 million for the three months ended March 31, 1998 and 1997, respectively. This increase is due to interest earned on short-term investment vehicles by the Company for the investment of proceeds received from the Company's debt financings completed during July and October 1997.

    Net Income. Net income was approximately $4.89 million, or $0.44 per share (basic EPS), for the quarter ended March 31, 1998, on 11,156,274 shares, as compared to $3.21 million, or $0.29 per share (basic EPS), for the quarter ended March 31, 1997, on 11,146,236 shares. There is no income tax expense for the three months ended March 31, 1998 primarily due to depreciation timing differences between book and tax on the Company's flight modules.

   For the nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997.

   Revenue. The Company recorded revenue of approximately $39.29 million and $38.14 million for the nine months ended March 31, 1998 and 1997, respectively. Revenue recognized during the nine months ended March 31, 1998 was from the Mir Contract ($27.20 million), REALMS Contract ($4.55 million), NASDA/ESA Contract ($0.03 million) and Astrotech ($7.51 million). Conversely, for the nine months ended March 31, 1997 the Company's revenue was attributable to the Mir Contract ($27.83 million), the CMAM Contract ($7.96 million), the NASDA/ESA Contracts ($1.13 million) and Astrotech ($1.22 million).

   Costs of Revenue. Costs of revenue for the nine months ended March 31, 1998 increased 0.03% to $22.22 million, as compared to $22.15 million for the nine months ended March 31, 1997. The primary components of costs of revenue for the nine months ended March 31, 1998 include integration and operation costs under the Mir Contract ($12.84 million), REALMS Contract ($1.97 million), and the NASDA/ESA Contract ($0.35 million); Astrotech operations ($3.93 million); and, depreciation ($2.94 million). In contrast, the primary components of costs of revenue for the nine months ended March 31, 1997 included integration and operations costs under the Mir Contract ($12.35 million), the NASDA/ESA Contract ($1.04 million) and the CMAM Contract ($1.07 million); and, depreciation ($7.13 million). The decrease in depreciation expense is attributable to the impact of extending the estimated useful lives of the Company's modules. This change in accounting estimate is treated prospectively and is based on current available information from NASA, which extends the estimated useful life of the Space Shuttle program to at least 2012.

   Operating Expenses. Operating expenses increased by approximately 68.90% to approximately $11.81 million for the nine months ended March 31, 1998 as compared to approximately $6.99 million for the nine months ended March 31, 1997. This increase is due primarily to the Company's efforts to increase staff, adding strength in engineering, design and research and development capabilities and reflects the additional costs of approximately $0.88 million for operating the Astrotech subsidiary, which was acquired in February 1997. Research and development costs increased 297.34% to $1.79 million from $0.45 million. This increase is due to the Company's efforts to develop space related assets including the Integrated Cargo Carrier and the SPACEHAB Universal Communications System to be used in future space flights.

   Interest Expense. Interest expense was approximately $2.63 million for the nine months ended March 31, 1998 as compared to approximately $0.87 million for the nine months ended March 31, 1997. There was also approximately $1.35 million and $0.10 million of interest capitalized during the nine months ended March 31, 1998 and 1997, respectively. Interest is capitalized based on the construction of the Company's science module with double module hardware. Additional amounts were capitalized during the nine months ended March 31, 1998 based on costs incurred on the construction of an expanded facility for Astrotech.

   Interest and Other Income. Interest and other income was approximately $2.34 million and $1.19 million for the nine months ended March 31, 1998 and 1997, respectively. This increase is due to interest earned by the Company on short-term investment of proceeds received from the Company's credit facilities.

    Net Income. Net income was approximately $4.96 million, or $0.45 per share (basic and diluted EPS), on 11,152,312 shares (basic EPS) as compared to $10.47 million, or $0.94 per share (basic EPS), for the nine months ended March 31, 1997, on 11,109,721 shares. There is no income tax expense for the nine months ended March 31, 1998 primarily due to depreciation timing differences between book and tax on the Company's flight modules.
   .


LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

   The Company has historically financed its capital expenditures, research and development and working capital requirements with progress payments under its contracts, including the CMAM Contract, the Mir Contract, the NASDA/ESA Contracts and Astrotech's operations, as well as with proceeds received from private equity offerings and borrowings under credit facilities. During December 1995, SPACEHAB completed an initial public offering of common stock (the "Offering"), which provided the Company with net proceeds of approximately $43.48 million. In June 1997, the Company signed an agreement with a financial institution securing a $10.0 million revolving line of credit (the "Revolving Line of Credit") that the Company may use for working capital purposes. As of March 31, 1998, no amounts were drawn on this line of credit. In July 1997, Astrotech obtained a five-year term loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB, and provides for draws of up to $15.0 million for general corporate purposes. As of March 31, 1998, the Company had drawn $14.12 million on this loan and had an outstanding balance on that date of $12.71 million. Further, on October 21, 1997 the Company completed a private placement offering of convertible subordinated notes (the "Notes Offering"), which provided the Company with net proceeds of approximately $59.91 million to be used for capital expenditures associated with the development and construction of space related assets and for general corporate purposes.

   Cash Flows from Operating Activities. Cash flows provided by operating activities for the nine months ended March 31, 1998 and 1997, were $17.59 million and $3.29 million respectively. The increase in cash flows provided by operating activities is due primarily to a significant increase in deferred flight revenue, which reflects billings during the nine months ended March 31, 1998 for the option missions under the Mir contract, the REALMS contract and the NASDA/ESA Contracts.

   Cash Flows from Investing Activities. For the nine months ended March 31, 1998 and 1997, cash flows used for investing activities consisted of capital expenditures of approximately $13.36 million and $3.68 million, respectively. Of this amount, $8.71 million of the expenditures in the current year are attributable to the construction of the Company's science module with double module hardware, which module is to be completed in early 1999. The Company anticipates that it will spend between $35.0 million and $38.0 million in total on the asset. As of March 31, 1998, the Company has spent approximately $21.72 million on this asset. In addition, the Company has spent approximately $3.65 million for the construction of an expanded facility for Astrotech.

   Cash Flows from Financing Activities. Cash flows provided by (used for) financing activities were approximately $71.55 million and ($3.27) million for the nine months ended March 31, 1998 and 1997, respectively. During the nine months ended March 31, 1998, the Company received net proceeds of approximately $14.12 million and made payments of $1.41 million under the Term Loan Agreement. In August 1997, the Company also made a payment of $0.50 million under the Credit Agreement. In October 1997, the Company received net proceeds of approximately $59.91 million by completing an offering of $55.00 million of its 8% Convertible Subordinated Notes due 2007 as well as exercise of the underwriters' over-allotment for an additional $8.25 million.

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

      (b)Reports on Form 8-K. No Report on Form 8-K was filed during the period ended March 31, 1998.

      Exhibit No.             Description of Exhibits


      10.1* ESA Contract, dated October 10, 1997, between the Registrant and INTOSPACE GmbH (the "ESA Contract").

      10.         2***  NAS  97-199,   dated  December  21,  1997,  between  the
                  Registrant and NASA (the "REALMS Contract").

      10.         3*** Letter Contract  Number SHB 1014,  dated August 13, 1997,
                  between    the     Registrant     and    McDonnell     Douglas
                  Aerospace-Huntsville, (as amended).

      10. 4*** Employment Agreement and Non-Interference Agreement dated January 15, 1998, between the Company and Chester M. Lee.

      10. 5*** Employment Agreement and Non-Interference Agreement dated January 15, 1998, between the Company and David A. Rossi.

      10. 6***    Amendment number 1 to Employment Agreement and
                  Non-Interference Agreement dated April 1, 1997, between the Company and Shelley A. Harrison.

      10. 7*** Amendment number 1 to Loan and Security Agreement dated December 31, 1997, between the Company and First Union National Bank.

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

      *** Incorporated by reference to the Registrant's Form 10-Q for the quarter ended December 31, 1997 filed with the Securities and Exchange Commission on February 6, 1998.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             SPACEHAB, INCORPORATED




        Date: May  07, 1998           /S/ MARGARET E. GRAYSON
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