Form 10-Q/A
period 1997-12-31
SPACEHAB INC \WA\
filed 1998-06-22
CIK 1001907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A


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


               Class              Number of Shares Outstanding
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

                       SPACEHAB, INCORPORATED AND SUBSIDIARY
                 DECEMBER 31, 1997 QUARTERLY REPORT ON FORM 10-Q/A
                                 TABLE OF CONTENTS


This Form 10-Q/A is being filed due to a clerical error reflected in the unaudited condensed consolidated statement of operations for the three month period ended December 31, 1997. The impact of this clerical error resulted in an overstatement of net income for the three month period ended December 31, 1997 of $551,918, or $0.05 per share (basic EPS) and $0.04 per share (diluted EPS). The net income amount reflected in the unaudited condensed consolidated statement of operations for the six month period ended December 31, 1997 are correct as previously filed.

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

PART 1:  FINANCIAL INFORMATION
Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     SPACEHAB, INCORPORATED AND SUBSIDIARY
                     Condensed Consolidated Balance Sheets



                                                   June 30,       December 31,
                                                     1997             1997
                                                   (audited)       (unaudited)
                                                 --------------   --------------
                              ASSETS
Cash and cash equivalents                          $12,886,731      $79,856,749
Receivables                                          5,176,255        8,091,539
Prepaid and other current assets                       199,247        1,153,759
                                                   -----------      -----------
    Total current assets                            18,262,233       89,102,047
Property, plant and equipment, net of
 accumulated depreciation and amortization
 of $38,115,620 and $40,683,502                     90,961,873       96,244,607
Goodwill, net of accumulated amortization of
$55,947 and $143,780                                 3,394,773        3,306,940
Deferred mission costs                               1,438,910        2,587,452
Other assets, net                                      392,587        5,655,712
                                                   -----------      -----------
     Total assets                                 $114,450,376     $196,896,758
                                                  ============     ============
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable, current portion                $         -       $ 3,160,000
     Loan payable under credit agreement,
       current portion                                 500,000          500,000
     Accounts payable and accrued expenses           2,408,111        3,295,089
     Accrued consulting and subcontracting
       services                                      9,052,308        4,441,844
     Advanced billings                                 846,855                -
                                                   -----------      -----------
          Total current liabilities                 12,807,274       11,396,933
Notes payable to shareholder                        11,225,246       11,921,643
Loan payable under credit agreement, net of
  current portion                                    1,500,000        1,000,000
Note payable, net of current portion                         -       10,253,074
Convertible notes payable                                    -       63,250,000
Deferred flight revenue                              2,295,898       12,313,949
                                                   -----------      -----------
          Total liabilities                         27,828,418      110,135,599
Commitments and contingencies
Stockholders' equity:
     Common stock, no par value, authorized
       30,000,000 shares, issued and outstanding
       11,149,737 and 11,154,568 shares,             81,057,164      81,123,730
       respectively
     Additional paid-in capital                          16,299          16,299
     Accumulated earnings                             5,548,495       5,621,130
                                                    -----------     -----------
       Total stockholders' equity                    86,621,958      86,761,159
                                                    -----------     -----------
       Total liabilities and stockholders' equity  $114,450,376    $196,896,758
                                                   ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                      SPACEHAB, INCORPORATED AND SUBSIDIARY
           Unaudited Condensed Consolidated Statements of Operations




                                            Three Months              Six Months
                                         Ended December 31,       Ended December 31,
                                       -----------------------  ------------------------
                                         1996         1997          1996        1997
                                                  (as restated)
                                       ----------  -----------   -----------  ----------
Revenue                               $22,992,176  $17,755,687  $23,105,418  $20,292,944
Costs of revenue:
   Integration and operations           6,425,204   6,143,154     8,972,459    9,960,648
   Depreciation                         2,376,138   1,223,527     4,752,277    2,446,186
   Insurance and other                    106,250     552,979       106,250      752,019
                                       -----------  ----------   -----------  ----------
      Total costs of revenue            8,907,592   7,919,660    13,830,986   13,158,853
                                       -----------  ----------   -----------  ----------
Gross profit                           14,084,584   9,836,027     9,274,432    7,134,091
Operating expenses:
   Marketing, general and
    administrative                      1,622,120   3,243,010     2,982,527    5,880,734
   Research and development               314,564     759,768       314,564    1,051,577
                                       ----------  ----------    ----------   ----------
     Total operating expenses          1,936,684    4,002,778     3,297,091    6,932,311
                                       -----------  ----------   -----------  ----------
     Income from operations            12,147,900   5,833,249      5,977,341     201,780
Interest expense, net of capitalized
amounts                                  (318,035) (1,175,542)      (678,317) (1,378,335)
Interest and other income                 459,665   1,147,529        814,574   1,409,880
Other expense                                   -           -        897,649           -
                                       -----------  ----------   -----------  ----------
      Income before income taxes       12,289,530   5,805,236      5,215,949     233,325
Income tax expense                      1,230,000      78,461      1,230,000     160,688
                                       -----------  ----------   -----------  ----------
     Income before extraordinary item  11,059,530   5,726,775      3,985,949      72,637
Extraordinary item - gain on early
retirement of debt, net of taxes                -           -      3,274,029          -
                                       -----------  ----------   -----------  ----------
      Net income                       $11,059,530  $5,726,775    $7,259,978     $72,637
                                       ===========  ==========   ===========  ==========
Basic earnings per share:
  Income before extraordinary item           $1.00       $0.51         $0.36       $0.01
  Extraordinary item                            -           -           0.30          -
                                       -----------  ----------   -----------  ----------
Net income per share                         $1.00       $0.51         $0.66       $0.01
                                       ===========  ==========   ===========  ==========
Shares used in computing net income
 per share                              11,111,997  11,149,789    11,091,443  11,148,830
                                       ===========  ==========   ===========  ==========
Diluted earnings per share:
  Income before extraordinary item           $0.99       $0.43         $0.36       $0.01
  Extraordinary item                            -           -           0.29           -
                                       -----------  ----------   -----------  ----------
Net income per share                         $0.99       $0.43         $0.65       $0.01
                                       ===========  ==========   ===========  ==========
Shares used in computing net income
  per share - assuming dilution         11,146,236  15,034,271   11,147,737   11,401,426
                                       ===========  ==========   ===========  ==========









See accompanying notes to unaudited condensed consolidated financial statements.

                     SPACEHAB, INCORPORATED AND SUBSIDIARY
           Unaudited Condensed Consolidated Statements of Cash Flows


                                                Six Months Ended December 31,
                                                    1996             1997
                                              -------------     -------------
    Cash flows provided by (used for)
     operating activities:
     Net income                                  $7,259,978           72,637
      Adjustments to reconcile net income
      to net cash provided by operating
      activities:
       Depreciation and amortization              4,894,891        2,655,715
       Gain on early retirement of debt,
       net of taxes, before legal expenses       (3,383,892)               -

       Amortization of financing fees                     -          134,085
       Changes in assets and liabilities:
         Increase in accounts receivable         (1,600,992)      (2,915,284)
         Increase in prepaid and other
           current assets                          (896,872)        (954,512)
         Increase in deferred mission costs         (99,873)      (1,148,542)
         Increase in other assets                  (121,967)      (1,574,973)
         Increase (decrease) in deferred
          flight revenue                         (4,598,576)      10,018,051
         Increase (decrease) in accounts
          payable and accrued expenses           (2,232,186)         886,978
         Increase in advanced billings                    -         (846,855)
         Decrease in accrued consulting
           and subcontracting services             (269,689)        (692,606)
                                              -------------   --------------
            Net cash provided by (used for)
               operating activities              (1,049,178)       5,634,694
                                              -------------   --------------
    Cash flows used for investing activities:

      Payments for modules under
        construction                                 (2,232)      (8,339,226)
      Payments for building under
        construction                                      -       (2,046,419)
      Purchase of property and equipment         (2,000,414)        (686,432)
                                              -------------   --------------
           Net cash used for investing
               activities                        (2,002,646)     (11,072,077)
                                              -------------   --------------
    Cash flows provided by (used for)
     financing activities:
      Payment of note payable to Insurers        (3,185,060)        (500,000)
      Payment of  debt placement fees                     -       (3,822,239)
      Proceeds from issuance of convertible
        notes payable                                    -        63,250,000
      Payment of legal fees on early
        retirement of debt                         (109,986)              -
      Proceeds from note payable                          -       13,413,074
      Proceeds from issuance of common stock         24,000           66,566
                                                -----------     ------------
          Net cash provided by (used for)
           financing activities                  (3,271,046)      72,407,401
                                                -----------     ------------
             Net increase (decrease) in cash
               and cash equivalents              (6,322,870)      66,970,018
    Cash and cash equivalents at beginning
    of period                                    50,795,548       12,886,731
                                              -------------   --------------
    Cash and cash equivalents at end of
       period                                   $44,472,678      $79,856,749
                                              =============   ==============




See accompanying notes to unaudited condensed consolidated financial statements.

                     SPACEHAB, INCORPORATED AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation:

This Form 10-Q/A is being filed due to a clerical error reflected in the unaudited condensed consolidated statement of operations for the three month period ended December 31, 1997. The impact of this clerical error resulted in an overstatement of net income for the three month period ended December 31, 1997 of $551,918, or $0.05 per share (basic EPS)and $0.04 per share (diluted EPS). The net income amount reflected in the unaudited condensed consolidated statement of operations for the six month period ended December 31, 1997 are correct as previously filed.

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

The following are  reconciliations  of the  numerators and  denominators  of the basic and diluted earnings per share computations for "income before extraordinary item" and "extraordinary item" for the three and six month periods ended December 31, 1997 and 1996, respectively:

                       Three months ended Decembe 31, 1997    Three months ended December 31, 1996
                          Income       Shares      Per Share     Income        Shares      Per Share
                       (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                       -----------  -------------  ---------  ------------  -------------  ----------
  Basic EPS:
  Income available to
    ..................
  common stockholders    $5,726,775   11,149,789    $ 0.51     $11,059,530     11,111,997   $ 1.00

  Effect of dilutive
   securities:
  Convertible notes
   payable ...........   $  797,063    3,626,446     --              --            --        --
  Options and warrants         --        258,036     --              --           34,239     --
                         ----------   ----------    -----      ----------    ----------    ------
  Diluted EPS:
  Income available to
  common stockholders    $6,523,838   15,034,271   $ 0.43     $11,059,530     11,146,236   $ 0.99
                         ==========   ==========   ======     ===========     ==========   ======

                       Six months ended December 31, 1997      Six months ended December 31, 1996
                          Income       Shares      Per Share     Income        Shares      Per Share
                       (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                       -----------  -------------  ---------  ------------  -------------  ----------
 Basic EPS:
 Income before
  extraordinary item      $72,637     11,148,830     $0.01     $3,985,949     11,091,443       $0.36
 Extraordinary              --             --          --      $3,274,029     11,091,443       $0.30
 Effect of dilutive
  securities:
 Convertible notes
  payable                   --             --          --          --             56,620         --
 Options and warrants       --           252,596       --          --              1,674         --
                         --------    -----------    ------     -----------   -----------       -----
 Diluted EPS:
 Income available to
 common stockholders:
 Income before
  extraordinary item     $72,637     11,401,426     $0.01     $3,985,949     11,147,737       $0.36
 Extraordinary item        --              --          --     $3,274,029     11,147,737       $0.29

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


6.  New Credit Facilities:

On June 26, 1997, the Company entered into a $10.0 million line of credit agreement with a financial institution. Outstanding balances on the line of credit accrue interest at either the lender's prime rate or a LIBOR-based rate, and are collateralized by certain assets of the Company. The term of the agreement is through October 1999. As of December 31, 1997, the Company had not drawn against the line of credit.

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

7.  Reclassifications:

Certain insignificant reclassification have been made to the Company's three- and six-month periods ending December 31, 1997 to conform to the Company's current financial statement presentation.

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

   Costs of Revenue. Costs of revenue for the quarter ended December 31, 1997 decreased 11.09% to $7.92 million, as compared to $8.91 million for quarter ended December 31, 1996. The primary components of costs of revenue for the quarter ended December 31, 1997 include integration and operation costs under the Mir Contract ($4.60 million), the REALMS Contract ($0.89 million), and the NASDA/ESA Contract ($0.12 million); Astrotech operations ($0.84 million); and, depreciation ($1.22 million). The primary components of costs of revenue for the quarter ended December 31, 1996 included integration and operations costs under the Mir Contract ($5.27 million), the NASDA/ESA Contract ($0.76 million) and the CMAM Contract ($0.40 million); and, depreciation ($2.38 million). This decrease in depreciation expense during 1997 is primarily attributable to the impact of extending the estimated useful lives of the Company's modules. This change in accounting estimate is treated prospectively and is based on current available information from NASA, which extends the estimated useful life of the space shuttle program to at least 2012.

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

   Interest and Other Income. Interest and other income was approximately $1.15 million and $0.46 million for the three months ended December 31, 1997 and 1996, respectively. This increase is due to short term interest earned by the Company for the investment of proceeds received from the Company's debt financings completed during July and October 1997.

    Net Income. Net income was approximately $5.73 million, or $0.51 per share (basic EPS), for the quarter ended December 31, 1997, on 11,149,789 shares, as compared to $11.06 million, or $1.00 per share (basic EPS), for the quarter ended December 31, 1996, on 11,111,997 shares.

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

   Costs of Revenue. Costs of revenue for the six months ended December 31, 1997 decreased 4.86% to $13.16 million, as compared to $13.83 million for six months ended December 31, 1996. The primary components of costs of revenue for the six months ended December 31, 1997 include integration and operation costs under the Mir Contract ($7.51 million), REALMS Contract ($0.93 million), and the NASDA/ESA Contract ($0.20 million); Astrotech operations ($1.61 million); and, depreciation ($2.45 million). In contrast, the primary components of costs of revenue for the six months ended December 31, 1996 included integration and operations costs under the Mir Contract ($7.17 million), the NASDA/ESA Contract ($0.85 million) and the CMAM Contract ($1.06 million); and, depreciation ($4.75 million). This decrease in depreciation expense is attributable to the impact of extending the estimated useful lives of the Company's modules. This change in accounting estimate is treated prospectively and is based on current available information from NASA, which extends the estimated useful life of the Space Shuttle program to at least 2012.

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


      Exhibit No.             Description of Exhibits


      10.1* ESA Contract, dated October 10, 1997, between the Registrant and INTOSPACE GmbH (the "ESA Contract").

      10.2*** NAS 97-199, dated December 21, 1997, between the Registrant and NASA (the "REALMS Contract").

      10.3*** Letter Contract Number SHB 1014, dated August 13, 1997, between the Registrant and McDonnell Douglas
                  Aerospace-Huntsville, (as amended).

      10.4*** Employment Agreement and Non-Interference Agreement dated January 15, 1998, between the Company and Chester M. Lee.

      10.5*** Employment Agreement and Non-Interference Agreement dated January 15, 1998, between the Company and David A. Rossi.

      10.6***     Amendment number 1 to Employment Agreement and
                  Non-Interference Agreement dated April 1, 1997, between the Company and Shelley A. Harrison.

      10.7*** Amendment number 1 to Loan and Security Agreement dated December 31, 1997, between the Company and First Union National Bank.

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


                             SPACEHAB, INCORPORATED




        Date: June 19, 1998           /S/ MARGARET E. GRAYSON
                                      ----------------------------------
                                      Margaret E. Grayson
                                      Vice President of Finance (CFO)
                                      Treasurer, and Assistant
                                      Secretary
                                      (Principal Financial and
                                      Accounting
                                      Officer)