Form 10-K
period 1998-06-30
SPACEHAB INC \WA\
filed 1998-09-17
CIK 1001907

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

(Mark One)

           [ X ] Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 [No Fee Required] For the Fiscal Year Ended June 30, 1998.

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

           Number of shares of Common Stock (no par value) outstanding as of July 24, 1998: 11,168,161.

Aggregate market value of Common Stock (no par value) held by non-affiliates of the registrant on July 24, 1998, based upon the closing price of the Common Stock on the Nasdaq National Market of $10.625 was approximately $106,387,137.

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the Annual Meeting of
Stockholders to be held October 20, 1998.      Parts I, II and III  of Form 10-K

PART I


           This document may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including (without limitation) under "Products and Services," "Company Strategy," "Dependence on a Single Customer," "Research and Development," "Competition" and "Backlog" of Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" and "--Liquidity and Capital Resources" of Item 7. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in such statements. In addition to those risks and uncertainties discussed herein, such risks and uncertainties include, but are not limited to, whether the Company will fully realize the economic benefits under its U.S. National Aeronautics and Space Administration ("NASA") and other customer contracts, the successful development and commercialization of the Research Double Module, the unpressurized logistics carrier system, the ("Integrated Cargo Carrier" or "ICC") system and related new commercial space assets, technological difficulties, product demand and market acceptance risks, the effect of economic conditions, uncertainty in government funding and the impact of competition.


ITEM 1.  BUSINESS

COMPANY BACKGROUND AND HISTORY

           SPACEHAB, Incorporated ("SPACEHAB" or the "Company") was incorporated in 1984 and is the first company to commercially develop, own and operate pressurized habitable modules that provide space-based laboratory research facilities and cargo services aboard the U.S. Space Shuttle system (the "Space Shuttle" or "STS"). A SPACEHAB Single Module, when installed in the cargo bay of a Space Shuttle, more than doubles the working and living space available to astronauts for research, experimentation, habitation and storage. The Company presently offers its SPACEHAB Modules in a single modular version (the "Single Module"), a logistics double modular version (the "Logistics Double Module" or "LDM") and is currently developing a research double module (the "Research Double Module" or "RDM") and an unpressurized logistics carrier system, the ICC, for use in conjunction with its modules. During the second half of fiscal 1998, the Company initiated development activities for a new asset, a docking double module (the "Docking Double Module" or "DDM"), that could be used by NASA to maintain the International Space Station ("ISS") in proper orbit while providing more flexible re-supply services to the ISS. The Docking Double Module is intended to carry logistics and perform research on Space Shuttle missions to the ISS and enable the Space Shuttle to re-boost and reposition the ISS. All versions of the SPACEHAB Modules can accommodate a combination of lockers, racks and soft stowage arrangements, which are provided as a service primarily to NASA. SPACEHAB Modules, which have been outfitted with systems to facilitate laboratory research experiments in the near-weightless ("microgravity") environment of space, are also capable of transporting food, clothing, equipment and other vital supplies (collectively, "logistics") to the planned ISS. SPACEHAB also provides a full range of pre-and post-flight experiment and payload processing services, and in-flight operations support to assist astronauts and researchers, in space and on the ground, in connection with the performance of experiments aboard SPACEHAB Modules. From June 1993 through June 1998, SPACEHAB Modules have flown eleven successful missions on the Space Shuttle.

           To broaden the opportunities for companies to conduct space research, SPACEHAB has established a "Microgravity Staircase" that provides a comprehensive portfolio of ground-based, sub-orbital and space-based research facilities. During fiscal year 1998, SPACEHAB completed a series of marketing agreements, asset acquisitions and joint ventures that now enable SPACEHAB to offer researchers progressive exposure to the microgravity environment.

           The Company is committed to expanding its business with NASA while also diversifying its revenue and customer base by targeting new and related space services markets. In addition to the Company's Astrotech subsidiary, acquired on February 12, 1997, SPACEHAB, on July 1, 1998, expanded its core business by acquiring Johnson Engineering Corporation ("JE"). With over 450 employees, JE performs several critical services for NASA including managing all training operations and facility engineering at the Neutral Buoyancy Laboratory (the "NBL"), NASA's underwater facility where astronauts train for space walks and ISS assembly procedures.


INDUSTRY OVERVIEW

           The U.S. space program encompasses four broad objectives: to advance scientific research, to establish a permanent human presence in space, to develop new technologies that contribute to U.S. economic growth and security and to foster improved international relations through peaceful cooperation in space with Europe, Japan, Russia and other nations. SPACEHAB is focused on two markets: (i) microgravity and life sciences space research and (ii) space support services such as space station logistics and resupply, ground operations and payload processing and training.

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

           Space Support Services and Training

           Space support services include providing logistics and payload processing support to NASA, other governments and commercial customers of the Space Shuttle and the ISS. Permanently orbiting facilities such as the Russian space station Mir and the planned ISS require reliable sources of logistics: food, clothing, equipment and supplies that sustain the astronauts and enable them to conduct research. NASA's current plans call for the Space Shuttle to be launched at least seven times per year for the foreseeable future. As currently planned, the ISS will require approximately five Space Shuttle logistics missions per year.

           In order to support the Space Shuttle and ISS operations, NASA requires ground operations and payload support services before and after each mission. Payload processing operations entail payload scheduling, mission planning, safety/certification analysis, physical integration of the payload into its carrier (such as SPACEHAB modules), the integration of the carriers into the Space Shuttle's cargo bay, flight operations, technical data gathering and synthesis, and launch and landing site activities. Space support services also involve the provision of specialized services and support near launch sites for commercial satellite manufacturers and launch services. These activities include mechanical assembly or re-assembly, electrical check, calibration, liquid propellant loading and related activities.

           A significant component of Space Support Services includes managing all training operations and facility engineering at the NBL. NASA also requires design and fabrication of full-scale mockups of the ISS elements used in NBL training and the development of hardware for the ISS crew living quarters that is scheduled for launch in 2003.


PRODUCTS AND SERVICES

           SPACEHAB Single Modules are aluminum cylinders, measuring 10 feet in length by 13.5 feet in diameter, that incorporate a patented design including a truncated top and flat-end caps. These fully instrumented modules provide experiment resources such as power, data management, thermal control and vacuum venting. SPACEHAB Single Modules are employed primarily for research missions. In fiscal 1996, the Company completed a development program and introduced the Logistics Double Module. This module was optimized to carry logistics and was used by NASA to carry vital supplies to the astronauts and cosmonauts who reside on the Russian space station Mir. SPACEHAB invested $12.5 million in the design, development, and production of the Logistics Double Module. During fiscal 1997, in an effort to anticipate the needs of customers, the Company began the full-scale development and construction of its Research Module with double module hardware, which when combined with a Single Module becomes the RDM. The RDM will be fully dedicated to microgravity research and is expected to be available in late 1999. Expenditures for the RDM through fiscal 1998 were $25.7 million. The Company anticipates additional expenditures of approximately $11.1 million to complete this asset and place it into service.

           The Company expects that the RDM will meet or exceed all of NASA's projected requirements for dedicated microgravity and life sciences research that had been performed by Spacelab, the U.S. government-owned habitable module, which was retired after its final mission in April 1998. As a result of the retirement of NASA's Spacelab, the Company believes that its flight-proven modules position SPACEHAB to become the sole provider of module based crew-tended microgravity research capabilities for the Space Shuttles. The RDM is currently under contract and is manifested to fly on its initial mission in September 2000. The Company also initiated preliminary development activities for the DDM, which could be used by NASA to maintain the ISS in the proper orbit while providing more flexible re-supply services to the ISS.

           SPACEHAB has addressed the need to carry unpressurized cargo to the ISS by designing and developing the ICC. The ICC will be used in combination with SPACEHAB Single or Double Modules to provide the optimum mix of pressurized and unpressurized cargo on a single mission to the ISS. The ICC is to be flown on the first resupply mission to the ISS, which is currently scheduled for May 1999.

           In 1998, the Company built on a foundation of existing microgravity research capabilities by establishing a "Microgravity Staircase" that offers researchers a broader array of services to tailor experiments to specific microgravity environments and budgets. The first step of the staircase provides 30 seconds of Microgravity aboard an airplane flying a parabolic arc. SPACEHAB and NOVESPACE signed a marketing agreement that enables SPACEHAB to market flights on the NOVESPACE Airbus-300. The next step provides approximately 12 minutes of Microgravity for small payloads using sub-orbital rockets. SPACEHAB and Daimler-Benz Aerospace AG signed a joint marketing agreement to develop the U.S. and Asian markets for industrial customers. The third step of the staircase involves the flight proven capability of SPACEHAB research modules. Up to 16 days of experimentation can be performed on the Space Shuttle using SPACEHAB research modules. The fourth step provides long-duration Microgravity using a robotics free-flying spacecraft, the Wake Shield Facility which can be deployed from the Space Shuttle or the ISS to perform research in the ultra-high vacuum of space. SPACEHAB acquired the rights to the Wake Shield Facility, a free flying spacecraft providing long duration access to micro-gravity developed by the University of Houston. The Company entered into a joint venture with Guigne' Technologies Ltd., to build the Space DRUMS (TM) facility, a facility that uses acoustic energy to position samples inside an experiment device for "containerless processing", which is scheduled to be the first commercial research facility on the ISS.

           The Astrotech payload processing business serves the commercial satellite manufacturing and launch services industries in Florida and at the Vandenberg Air Force Base in California. Although payload processing is generally associated with the final preparation of a satellite or other space payload for launch, it is also the first step in the launch process and requires specialized facilities and support usually located at the launch site. Astrotech's payload processing activities provide the necessary resources for mechanical assembly or reassembly, electrical check, calibration, liquid propellant loading and numerous other related activities. Additionally, Astrotech's specialized facilities include, but are not limited to, clean rooms, airlock systems, overhead crane systems, hazard-proof work areas and environmentally controlled rooms.

           Astrotech recently completed expansion of its Florida facility to add a new encapsulation high bay that enables parallel processing activities in support of the new Atlas II and Delta III launch vehicle payloads. The expansion also will support the small and medium classes of the Air Force's new Evolved Expendable Launch Vehicle ("EELV"), which is scheduled to begin commercial payload launch activities in 2001. Astrotech also completed an expansion of its Vandenberg facility during 1998. Additional site improvements at Astrotech's facilities are being performed under a cost reimbursable contract to NASA. Expenditures for these expansions in fiscal 1998 were approximately $4.0 million.

           SPACEHAB's fundamental business strategy is based on carefully anticipating customer requirements, investing capital to develop space-flight assets, contracting with established aerospace companies for engineering and asset production while retaining ownership of these assets and then providing innovative, cost-effective solutions that meet customer requirements using fixed-price service contracts. This strategy has been successful in obtaining three significant contracts with NASA: a $184.2 million Commercial Middeck Augmentation Module contract (the "CMAM Contract") for five missions, a $91.5 million contract for four missions and three option missions to the Mir Space Station (the "Mir Contract") and a $44.9 million Research and Logistics Mission Support Contract (the "REALMS Contract") for three missions.

           The CMAM Contract, signed in November 1990, required SPACEHAB to furnish NASA with SPACEHAB module accommodations for experiments developed by the Centers for the Commercial Development of Space ("CCDS") on five Space Shuttle missions. The fifth and final CMAM mission was completed successfully during September 1996.

           The basic Mir Contract signed in July 1995, required the Company to provide Single and Double Module accommodations for the provision of logistics resupply to the Mir Space Station on four Space Shuttle missions. The fourth mission was completed successfully in May 1997.

           In late September 1996, the Company entered into agreements with the Japanese Space Agency ("NASDA") and the European Space Agency ("ESA") (collectively, the "NASDA/ESA Contract"). Pursuant to the NASDA/ESA Contract, SPACEHAB provided hardware and integration and operations for scientific microgravity experiments to NASDA and ESA aboard the Logistics Double Module on STS-84. This mission was completed in May 1997.

           In June 1997, NASA exercised all three options for additional missions for $39.0 million under the Mir Contract. The Mir Contract options called for two Logistics Double Module missions and one Single Module mission which were successfully completed in September 1997, January 1998 and June 1998, respectively.

           The REALMS Contract, signed in December 1997, requires that the Company provide a single and a double research module to support microgravity research payloads on two missions and a double logistics module to the ISS to support outfitting of the ISS. It is anticipated that these missions will take place in October 1998 (STS-95), May 1999 (STS-96) and September 2000 (STS-107). The REALMS Contract provided an opportunity for the Company to offer similar services to commercial customers on STS-95 and STS-107. During fiscal 1998, the Company entered into agreements with NASDA, the ESA, the Canadian Space Agency ("CSA") and the Japanese Broadcasting Agency ("NHK") (collectively, the "STS-95 Commercial Customers"). Pursuant to the agreements, with an aggregate value of $18.4 million, SPACEHAB will provide hardware and integration and operations for scientific microgravity experiments to the STS-95 Commercial Customers aboard the Single Research Module on STS-95, planned for October 1998. The Company initiated integration and operations efforts for the STS-95 and STS-96 missions during fiscal 1998 reporting $14.3 million in revenue in fiscal 1998 for these missions under the percentage-of-completion revenue recognition policy.

           The Company continues to pursue new business opportunities by identifying customer requirements and creating and implementing innovative technical solutions. The Company believes that the demand for microgravity and life sciences research conducted on SPACEHAB Modules and demand for the use of its modules for logistics support will increase both during the assembly phase and after the planned ISS becomes operational. The ISS is the largest engineering and scientific project ever undertaken. More than a dozen nations, led by the United States, Russia, Japan and the European Community, have spent over $25 billion to date and will spend over $90 billion to develop, build, launch and operate the ISS. The ISS assembly is expected to begin in late 1998. The Company also believes that the increasing demand for satellites and the improvement in satellite technology will continue to provide opportunities in the satellite launch services field.

           Astrotech operates under exclusive multiyear agreements with Lockheed Martin to process all commercial Atlas payloads and with Boeing to process all Delta payloads and all Sea Launch program payloads at Boeing's facility in Long Beach, California. Astrotech also plans to pursue additional opportunities, including: (i) expanding its payload processing facilities to accommodate next generation EELVs; (ii) providing payload processing facilities and services to new U.S. Government customers in the defense and intelligence communities;
(iii) supporting new space launch facilities and related payload processing functions internationally and (iv) expanding its services into microgravity research by developing research facilities and flight hardware to support space research programs on sounding rockets.

           On July 1, 1998, SPACEHAB broadened its core business by acquiring Johnson Engineering. JE performs a number of critical services for NASA including managing all training operations and facility engineering at the NBL. JE also builds full scale mockups of the ISS elements used in NBL training and is developing hardware for the ISS crew living quarters that is scheduled for launch in 2003. JE's ability to perform detailed design, fabrication, and operations, complements the Company's traditional strengths in conceptual design and program management. The acquisition of JE provides many of the critical skills and capabilities used to perform SPACEHAB services that currently are acquired through subcontracting relationships.

COMPANY STRATEGY

           SPACEHAB's goal is to be recognized as a global market leader providing products and services supporting the human space flight, logistics and satellite launch industries. The Company seeks to achieve this goal through implementation of the following strategy:

      1. Focusing on Quality of Service. SPACEHAB has had eleven missions to date, all of which have been completed successfully. The Company intends to maintain and enhance its reputation for product reliability, process innovation and performance excellence.

      2. Expanding Scope of Business. SPACEHAB continuously evaluates opportunities to offer new products and services to its customer base and to develop assets and acquire complementary, attractively valued businesses. For example, the Company is in the process of constructing the Research Double Module and the Integrated Cargo Carrier and developing the Docking Double Module. Based on SPACEHAB's continuing involvement in microgravity research and logistics Space Shuttle missions, and its close interaction with NASA and other users of its SPACEHAB Module services, the Company is well positioned to anticipate emerging requirements for new services in the human space flight industry. In 1998, the Company built on its foundation of microgravity research services by establishing a "Microgravity Staircase." The Microgravity Staircase offers researchers a broader array of services to tailor experiments to specific microgravity environments and budgets. The acquisition of JE on July 1, 1998, complements SPACEHAB's traditional strengths in conceptual design and program management while adding skills in engineering, design and training critical to NASA and the successful completion of the ISS.

      3. Maintaining Position as Low-Cost Provider. The Company continues to offer its payload processing and logistics support services to NASA and other customers using SPACEHAB owned assets, on a fixed-price basis that the Company believes is significantly lower than the cost-plus basis used by traditional aerospace contractors. Through the focus and rigorous application of commercial best practices in the development and operation of its hardware and facilities, SPACEHAB substantially reduces the cost, time and complexity that burden conventional government contractors providing services under cost-plus contracts. JE performs services under a completion-form cost-plus contract for government services that is requested by and directed by NASA. This contract form provides for the lowest cost to the government by requiring a separate negotiation of the price for each task order, thereby allowing JE to implement commercial best practices to reduce cost.

      4. Continuing Entrepreneurial Initiative. The Company continues to develop and offer innovative business arrangements to meet NASA and other customer requirements. The Company has repeatedly taken the initiative to improve its modules and payload processing services and to deploy new assets in anticipation of customer needs. By focusing on the quality, cost and responsiveness of its services, and by attracting and recruiting highly talented and experienced personnel into its distinctly entrepreneurial organization, SPACEHAB seeks to distinguish itself as an innovative and effective provider of commercial space services while achieving higher contract profit margins than are customary in traditional government aerospace contracts that provide services on a traditional cost-plus basis.

      5. Leveraging International Strategic Alliances. The Company seeks to create and maintain strategic alliances with key international players in the space industry. Such relationships include Mitsubishi in Japan; Alenia Spazio, Daimler-Benz, and INTOSPACE in Europe; and RSC Energia in Russia. The Company believes these alliances have produced and will continue to produce business opportunities with these partners and the governments of their respective countries.

           Through the Company's contracts, it continues to implement its business strategy by identifying customer requirements, creating innovative technical solutions, raising private capital to develop assets and providing services pursuant to those contracts.

DEPENDENCE ON A SINGLE CUSTOMER

           Approximately $43.5 million (or 68%) of the Company's fiscal 1998 revenue was generated from two NASA contracts - the Mir Contract and the REALMS Contract. While the acquisition of Astrotech, and the STS 95 Commercial Customer Contracts represent additional revenue sources, the Company anticipates that revenue from NASA will continue to account for a significant amount of the Company's revenue over the next several years. There are no assurances, however, that NASA will require the Company's module services in the future. Therefore, the Company's failure to execute new contracts with NASA would have a material adverse effect on the Company's financial condition and results of operations. Additionally, a significant portion of the revenue for JE is derived under contracts with NASA. Accordingly, the Company continues to focus its efforts on diversifying its customer base to include commercial companies, as evidenced by the Astrotech acquisition.

RESEARCH AND DEVELOPMENT

           The Company believes that the timely development of new products and enhancements to existing hardware are essential to maintaining its competitive position. In the past three fiscal years, the Company has spent an aggregate of approximately $4.0 million on research and development.

           Approximately $1.8 million of the Company's research and development funds for fiscal 1998 were spent on the design, development and qualification of the new SPACEHAB Universal Communications System ("SHUCS"). Beginning in fiscal 1996 and continuing throughout fiscal 1998, the Company has been working on the development of this new proprietary module communications system that will be independent of the Space Shuttle's existing data downlink. SPACEHAB began capital asset construction of SHUCS in the fourth quarter of fiscal 1998. Once implemented, it is expected that researchers with experiments on a SPACEHAB mission will be able to have 24-hour, real-time monitoring and control of their experiment hardware from their laboratories anywhere in the world. The Company also performed research and development activities to enhance the basic capabilities of its module systems with new features such as a video system switch, a digital television downlink capability, and an experiment data interface, which would result in time savings for astronauts while conducting experiments inside SPACEHAB Modules.

           The Company also completed its research and development activities on the ICC and began capital asset development for the ICC in fiscal 1998. Completion of this asset will expand the Company's product and service lines to meet market requirements for low-cost unpressurized carriers for research experiments and cargo. SPACEHAB is developing the ICC to carry unpressuried cargo to the ISS, based on SPACEHAB's pallet technology for which a patent is pending (the "Unpressurized Cargo Pallet" or "UCP"), that can be used independently or in tandem with the SPACEHAB Single or Double Modules. The
ICC's design is such that it would be located in what is ordinarily unused volume in the front of the Space Shuttle's cargo bay. By expanding the capabilities of the Space Shuttle and by offering flexibility in the mix of pressurized and unpressurized cargo carried on each mission, the Company believes that the ICC could become the preferred method for providing logistics and utilization resupply to the ISS.

COMPETITION

           Currently, there are no other companies that compete directly with SPACEHAB in providing pressurized module services that are carried aboard the Space Shuttles. NASA has a government-owned and operated system, Spacelab, which provides services similar to those provided by SPACEHAB modules. However, NASA has terminated the Spacelab program with its final mission in April 1998. The Company has commenced the design and construction of the Research Double Module under a contract with Boeing (formerly McDonnell Douglas Aerospace). The Research Double Module represents a commercial replacement for NASA's Spacelab. The Company believes that this module will significantly outperform Spacelab in terms of technology, capacity, functionality and cost-effectiveness.

           The Company's long-term strategy for growth is to provide research, logistics, infrastructure and payload processing services to NASA and others during the International Space Station era. This strategy could require the Company to compete with commercial companies such as Lockheed-Martin, Boeing and others who have existing NASA support contracts, greater financial resources and manufacturing capabilities, and larger marketing, sales and technical organizations than the Company. In fiscal 1997, SPACEHAB entered into an agreement with United Space Alliance ("USA"), a Boeing and Lockheed Martin joint venture, to expand the commercial use of the Space Shuttle fleet. Although this agreement has expired, SPACEHAB and USA are continuing to pursue joint business opportunities. SPACEHAB's existing strategic relationships with Boeing, Alenia Spazio S.p.A., Mitsubishi Corporation and Daimler-Benz A.G. may provide additional opportunities for teaming and partnerships that management believes will enable the Company to compete for market share.

           The Italian Space Agency has contracted to build a mini pressurized logistics module ("MPLM") intended for use in connection with the ISS. Although the MPLM is intended to be competitive with SPACEHAB's Modules for ISS logistics missions, SPACEHAB believes that its Modules will be able to compete favorably for such missions because of the flexibility and late access capabilities of the SPACEHAB modules.

           Astrotech's payload processing facilities are located in Florida and California. At present, management believes that Astrotech's U.S. competition is limited to the California Vandenberg Air Force Base launch site where a competitor, California Commercial Spaceport, Inc. ("CCSI") is located. CCSI was established by obtaining surplus U.S. Air Force facilities at the VAFB launch complex before Astrotech established its facilities there and when no commercial alternative was available. To the Company's knowledge, CCSI has won several contracts to process NASA spacecraft for launch from VAFB. CCSI does not have payload processing facilities in Florida, where the majority of U.S. commercial satellite launches occur.

BACKLOG

           A significant portion of the Company's revenue is currently generated from its contract with NASA that, similar to contracts with other agencies of the U.S. government, contain provisions for which NASA may terminate the contract "for convenience." The Company's contract with NASA is conditioned by its terms upon NASA receiving an adequate annual appropriation of funds from the U.S. Congress. Failure to receive funds from Congress or a withdrawal by Congress of prior appropriations would permit NASA to terminate its contracts with SPACEHAB "for convenience." For the government's fiscal year 1998, both the U.S. Senate and House of Representatives have authorized and approved an annual appropriation of $13.6 billion for NASA, including $2.4 billion for the ISS, indicating a commitment by the government to the space industry. However, there can be no assurance that the level of approved funding will be adequate for NASA to complete all of the initiatives including those relating to the contract with the Company.

           SPACEHAB anticipates that a portion of future revenue will be derived from contracts with entities other than agencies of the U.S. government that will not be subject to federal contract regulations such as termination "for convenience of the government" or federal government funding restrictions. However, to the extent that such contracts require the use of the Space Shuttle for transportation, these systems must be available.

           As of June 30, 1998, the Company's contract backlog is estimated to be approximately $58.5 million, of which $38.7 million represents U.S. government funded backlog and $19.8 million represents non-U.S government contracts.

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

EMPLOYEES

           As of June 30, 1998, the Company employed 83 regular employees, 25 of whom are employed by the Astrotech subsidiary. Of these 83 employees, 30 (approximately 36%) hold advanced degrees, including 5 (approximately 6%) who hold doctorate degrees. Additionally a significant number of the Company's employees have experience in both the space industry and/or governmental space agencies, with a special expertise in commercial space and human space flight. None of the Company's employees are covered by collective bargaining agreements. Underlying all of SPACEHAB's efforts has been the dedication and skill of its personnel. The Company believes that the dedication of its employees is critical to its success and that its relations with its employees are excellent.

ITEM 2.    PROPERTIES

           The Company and its wholly-owned subsidiary, Astrotech, currently occupy six locations, with the corporate headquarters located at 1595 Spring Hill Road, Suite 360, Vienna, Virginia 22182. The corporate headquarters occupy approximately 9,700 square-feet of office space and house SPACEHAB's 27-person executive management team. The term of the present lease expires on March 7, 2001.

           The Company's 34-person flight systems development team is located at 1331 Gemini Avenue, Suites 300 & 310, Houston, Texas 77058. The Houston offices consist of approximately 7,800 square feet of non-contiguous office space located near the Johnson Space Center. In January 1998, the Company negotiated an agreement for one lease for the two office suites. The new lease is a five year term commencing March 1, 1998 and expiring February 28, 2003.

           The Company's payload processing facility is located near the Kennedy Space Center in Cape Canaveral, Florida. The facility is contained in an approximately 40,000 square-foot plant. The Company owns the building which houses the payload processing facility but leases the land upon which it is constructed. The payload processing facility has a prime work area of approximately 10,000 square-feet. This work area is designed to accommodate the SPACEHAB Single and Double Modules and includes 11 secure experiment/payload integration and work areas from 300 square-feet to 1,000 square-feet each, two off-line modification shops, a tool room, a stock room and a conference/training room. In July 1997, the Company negotiated a new agreement with the Canaveral Port Authority for the lease of the land. The term of the new lease is for a forty-three year period commencing August 28, 1997. Upon expiration of the land lease, all improvements on the property revert at no cost to the lessor.

           Astrotech occupies three locations. Its headquarters are located at 6305 Ivy Lane, Suite 520, Greenbelt, MD 20770. The headquarters occupy approximately 6,250 square-feet of leased office space at this site and house a six-person management and administrative team. The term of the present lease is a five-year period expiring on May 31, 2003.

           Astrotech's 12-person engineering and support team is located in a seven-building, owned facility at 1515 Chaffee Drive, Titusville, Florida 32780. This 88,000 square-foot facility supports non-hazardous and hazardous material processing, payload storage and customer offices. These buildings presently occupy one-third of the 37.5-acre property owned by Astrotech, with the remaining two-thirds available for expansion.

           Astrotech has a three-person technical staff located at the Vandenberg Air Force Base in Vandenberg, California. Astrotech presently rents a 60-acre site on the Air Force Base and owns four buildings comprising 16,500 square-feet, which are dedicated to the same functions provided at the Florida facility. The term of the present land lease expires on July 13, 2013. Upon expiration of the land lease, all improvements on the property revert at no cost to the lessor.

           JE occupies three locations. Its headquarters are located at 555 Forge River Road, Suite 150, Webster, Texas 77598. The headquarters houses JE's 197-person engineering team, within a 48,214 square-foot facility. This office lease will expire on June 30, 2003.

           JE has an 11-person fabrication shop located at 920 Gemini Avenue, Houston, Texas, 77027. This 17,920 square-foot facility is being leased for a three-year term that will expire on January 31, 2001.

           JE occupies another facility in Houston Texas, which is located at 18100 Upper Bay Road. This is a 3,952 square-foot facility that contains a 19-person engineering and laboratory team. The lease will expire on February 28, 1999.
           Additionally, JE has more than 200 additional employees who are housed at various government facilities within the Houston area.

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

PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The Company's common stock (the "Common Stock") trades on the NASDAQ National Market System under the symbol "SPAB". The Common Stock has been publicly traded since December 22, 1995, the date of the closing of the Company's initial public offering. The quarterly high and low stock prices for fiscal 1998, 1997 and 1996 are as follows:

Fiscal 1998:
------------
                                      High             Low
                                      ----             ---
               First Quarter          $12 3/16         $ 8 3/4
               Second Quarter         $11 3/8          $ 9 11/16
               Third Quarter          $11 3/8          $ 9 7/8
               Fourth Quarter         $12              $11

Fiscal 1997:
------------
                                      High             Low
                                      ----             ---
               First Quarter          $11 1/4          $ 8
               Second Quarter         $ 8 1/2          $ 5 1/2
               Third Quarter          $ 7 1/8          $ 5
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

          The Company has authorized 30,000,000 shares of Common Stock. At July 24, 1998, 11,168,161 shares of Common Stock were outstanding. The Company had approximately 280 shareholders of record and 1,743 beneficial shareholders of its Common Stock on June 30, 1998.

SALES OF UNREGISTERED SECURITIES

           During fiscal 1998, the Company issued no unregistered securities.

ITEM 6.    SELECTED FINANCIAL DATA

           The selected financial data presented below are derived from the audited consolidated financial statements of SPACEHAB. This selected financial information should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this report.

                                                                                        Nine
                                                                                        Months          Year          Year
                                                                                        Ended          Ended         Ended
                                                         Years Ended September 30,     June 30,       June 30,      June 30,
                                                       ---------------------------------------------------------- -------------
                                                          1994            1995           1996(1)        1997          1998
                                                       ------------  -------------  --------------  ------------- -------------
                                                                         (in thousands, except per share data)
Statement of  Operations Data:

   Revenue(2)                                            $  43,800       $ 46,059        $ 56,397     $ 56,601(3)      $ 64,087

   Costs of revenue                                         24,227         23,349          20,985        34,120          35,058
                                                       ------------  -------------  --------------  -------------  -------------
   Gross profit                                             19,573         22,710          35,412         22,481         29,029

   Marketing, general and administrative expenses            5,064          3,816           4,056          8,567         13,712

   Research and development expenses                             -          1,600             100          1,252          2,620
                                                       ------------  -------------  --------------  -------------  -------------
   Operating income                                         14,509         17,294          31,256         12,662         12,697

   Interest expense, net of capitalized amounts              4,863          1,365             699            955          4,480

   Net income                                             8,638(4)         15,809          29,829      13,832(5)         12,131

   Net income per common share - diluted(6)              $    1.29       $   2.36        $   3.19     $     1.24       $   0.84

   Shares used in computing net income
     per common share - diluted(6)                           6,735          6,746           9,343         11,160         14,571

Other Data:

   Cash provided by (used for) operations                $  21,831       $ 26,838        $ 13,151     $  (5,995)       $ 31,604

   Capital expenditures                                         76          4,943           6,266      29,308(7)         23,113

Balance Sheet Data (at period end):

   Working capital (deficit)                             $(20,589)       $  7,192        $ 45,942     $    3,159       $ 62,660

   Total  assets                                            95,261         86,701         129,709        114,450        220,604

   Long-term debt, excluding current portion                22,884         24,886          17,318         12,725         85,322

   Stockholders' equity (deficit)                         (21,184)        (1,715)          71,596         86,622         96,408

------------------------------
(1) Effective October 1, 1995, the Company changed its fiscal year-end to June
30.

(2) The Company recognized revenue upon the completion of each flight under the Mir and CMAM Contracts. For new contract awards for which the capability to successfully complete the contract can be demonstrated at contract inception, revenue recognition under the percentage-of-completion method is being reported based on costs incurred over the period of the contract.

(3) Includes revenues of $2,860 generated by Astrotech subsequent to its acquisition on February 12, 1997.

(4) Includes an extraordinary loss of $934, net of taxes, relating to the write-off of unamortized deferred debt issuance costs, in conjunction with a refinancing and retirement of debt on that date.

(5) Includes an extraordinary gain of $3,274, net of taxes and legal fees, relating to the amendment and restatement of a credit agreement.

(6) In December 1997, the Company adopted the provisions of Statement of Financial Accounting No. 128, Earnings Per Share, which establishes new guidelines for the calculations of earnings per share. Earnings per share for fiscal 1994 through fiscal 1997 have been restated to reflect the provisions of this new standard.

(7) Includes $20,134 of consideration for the purchase of Astrotech.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

           SPACEHAB was incorporated in 1984 to commercially develop space habitat modules to operate in the cargo bay of the Space Shuttles.

           During fiscal 1998 the Company operated under two contracts with NASA. First, the Mir Contract, with a total contract value of $91.5 million, including $39.0 million for three Mir option missions that were flown in fiscal 1998. Second, the REALMS Contract, with a total contract value of $44.9 million consisting of three missions to be flown in October 1998, May 1999 and September 2000. This contract also provides SPACEHAB an opportunity to have direct commercial relationships with other space agencies by providing them research space in the modules. In fact, on the October 1998 flight, most of the revenue recognized will come from customers other than NASA. The Company's revenues for fiscal 1998 were generated primarily from the Mir Contract, the REALMS Contract, and through the Company's commercial customer contracts.

           SPACEHAB generates revenue by providing a turnkey service that includes access to the modules and provides integration and operations support services to scientists and researchers responsible for the experiments and/or logistics supplies for module missions aboard the Space Shuttle System. Under the CMAM and Mir Contracts, the Company recognized revenue only at the completion of each Space Shuttle mission using Company assets. Accordingly, the Company's quarterly revenue and profits fluctuated dramatically based on NASA's launch schedule and will continue to do so for any contract for which revenue is recognized only upon completion of a mission. For the REALMS Contract and for new contract awards for which the capability to successfully complete the contract can be demonstrated at contract inception, revenue recognition under the percentage-of-completion method is being reported based on costs incurred over the period of the contract. The percentage-of-completion method results in the recognition of revenue over the period of contract performance, thereby decreasing the quarter-by-quarter fluctuations of reported revenue.

           In September 1996, SPACEHAB entered into the NASDA/ESA Contracts, pursuant to which SPACEHAB provided hardware and integration and operations services for scientific microgravity experiments aboard the SPACEHAB Logistics Double Module on STS-84. SPACEHAB began integration work on the NASDA/ESA Contracts during the first quarter of fiscal 1997 and recorded revenue under percentage of completion for these contracts. This mission was completed in May 1997, concurrently with the final mission under the basic Mir Contract.

           The expenses associated with the operations of SPACEHAB are recorded differently based on the type of expense. Costs of revenue include integration and operations expenses associated with the performance of two types of efforts:
(i) sustaining engineering in support of all missions under a contract and (ii) mission specific support. Expenses associated with sustaining engineering are expensed as incurred. Mission specific expenses relating to the CMAM Contract and the Mir Contract were deferred as assets and not expensed until the specific Space Shuttle mission was flown and the related revenue was recognized. Costs associated with performance of the NASDA/ESA Contracts, the REALMS Contract and future contracts using the percentage-of-completion method of revenue recognition will be expensed as incurred. Other costs of revenue include depreciation expense and costs associated with the Astrotech payload processing facilities. Flight related insurance covering transportation of the SPACEHAB Modules from SPACEHAB's payload processing facility to the Space Shuttle, in-flight insurance and third-party liability insurance are also included in costs of revenue and are recorded as incurred. Marketing, general and administrative and interest and other expenses are recognized when incurred.

           Astrotech revenue is derived from various multi-year fixed-price contracts with satellite and launch vehicle manufacturers. The services and facilities Astrotech provides to its customers support the final assembly, checkout and countdown functions associated with preparing a satellite for launch. This preparation includes: the final assembly and checkout of the satellite, installation of the solid rocket motors, loading of the liquid propellant, encapsulation of the satellite in the launch vehicle, transportation to the launch pad and command and control of the satellite during pre-launch countdown. Revenue provided by the Astrotech payload processing facilities is recognized ratably over the occupancy period of the satellites in the Astrotech facilities.

RESULTS OF OPERATIONS

           In 1996, the Company elected to change its fiscal year end from September 30 to June 30. Financial information for fiscal 1996, therefore, reflects nine months of operations. Further, fiscal 1997 results include the operations of Astrotech subsequent to its acquisition on February 12, 1997. Due to the Company's rate of growth and its contract schedule, information for fiscal 1996 has not been annualized.

Fiscal Year Ended June 30, 1998 as Compared to the Fiscal Year Ended June 30,
1997

           Revenue. The Company's revenue increased approximately 13.3% to approximately $64.1 million for the year ended June 30, 1998 as compared to $56.6 million for the year ended June 30, 1997. Revenue for the year ended June 30, 1998 was from the Mir Contract ($39.0 million), the REALMS Contract and related STS 95 Commercial Customers ($14.3 million) and Astrotech ($10.8 million). Conversely, for the year ended June 30, 1997 the Company's revenue was attributable to the Mir Contract ($41.7 million), the CMAM contract ($8.0 million), the NASDA/ESA contract ($4.0 million), and Astrotech ($2.9 million).

           Costs of Revenue. Costs of revenue for the year ended June 30, 1998 increased 2.7% to $35.1 million, as compared to $34.1 million for the year ended June 30, 1997. The primary components of costs of revenue for the year ended June 30, 1998 include integration and operation costs under the Mir Contract ($18.3 million), the REALMS Contract and related STS Commercial Customers ($7.1 million), Astrotech ($4.4 million), and depreciation ($4.9 million). In contrast, the primary costs of revenue for the year ended June 30, 1997 included integration and operation costs under the Mir Contract ($18.5 million), the CMAM Contract ($1.0 million), the NASDA/ESA Contract ($3.5 million), Astrotech ($1.3 million), and depreciation ($9.8 million). The decrease in depreciation expense is attributable to the impact of extending the estimated useful lives of the Company's modules to 2012 effective July 1, 1997. This change in accounting estimate is treated prospectively and is based on current available information from NASA, which extends the estimated useful life of the Space Shuttle program to at least 2012.

           Operating Expenses. Operating expenses increased by 66.3% to approximately $16.3 million for the year ended June 30, 1998 as compared to approximately $9.8 million for the year ended June 30, 1997. This increase is due primarily to the Company's efforts to increase staff, adding strength in engineering, design and research and development capabilities. Research and development costs for the year ended June 30, 1998 were $2.6 million, as compared to $1.3 million for the year ended June 30, 1997. This increase is due to the Company's efforts to develop space related assets including the ICC and the SHUCS, which is being developed to provide reliable and Shuttle-independent data communication channels that are responsive to payload user requirements. Operating expenses related to Astrotech were approximately $1.6 million for the year ended June 30, 1998 as compared to $0.4 million for the year ended June 30, 1997, which included only expenses subsequent to the February 1997 acquisition.

           Interest Expense. Interest expense was approximately $6.4 million for the year ended June 30, 1998, as compared with approximately $1.3 million for the year ended June 30, 1997. The increase in interest expense was caused by the Company's issuance of its Subordinated Convertible Notes due 2007 and interest costs from the use of a term note. There was also approximately $1.9 million and $0.3 million of interest capitalized during the year ended June 30, 1998 and year ended June 30, 1997, respectively. Interest is capitalized based primarily on the construction of the Company's research double module and double module hardware.

           Interest Income. Interest and other income was approximately $3.9 million and $1.8 million for the years ended June 30, 1998 and 1997, respectively. This increase is due to interest earned by the Company through the short-term investment of funds raised by the Company's financing activities.

           Net Income. Net income for the year ended June 30, 1998 was approximately $9.6 million, or $0.86 per share (basic EPS), on 11,154,271 shares as compared to $13.8 million, or $1.24 per share (basic EPS), for the year ended June 30, 1997, on 11,118,825 shares. Income tax expense for these periods was $2.5 million and $3.6 million for the years ended June 30, 1998 and 1997, respectively. As of June 30, 1998, the Company had approximately $7.9 million of available net operating loss carry-forwards expiring between 2006 and 2009 to offset future regular taxable income. Utilization of these net operating loss carry-forwards may be subject to limitations in the event of significant changes in the stock ownership of the Company. While there are no restrictions on transfers or sales of shares of Common Stock that would prevent such a change from occurring, there is no plan to initiate any such changes of ownership resulting in the loss of these carry-forwards.

           The effects of inflation and changing prices have not significantly impacted the Company's revenue or income from continuing operations during fiscal 1998 and 1997.

Fiscal Year Ended June 30, 1997 as Compared to the Nine Months Ended June 30,
1996

           Revenue. The Company recorded revenue of approximately $56.6 million and $56.4 million for the year ended June 30, 1997 and the nine months ended June 30, 1996, respectively. Revenue for the year ended June 30, 1997 was from the Mir Contract ($41.7 million), the CMAM contract ($8.0 million), the NASDA/ESA Contracts ($4.0 million), and Astrotech ($2.9 million). Conversely, for the nine months ended June 30, 1996 the Company's revenue was attributable to the Mir Contract ($10.8 million) and the CMAM contract ($45.6 million).

           Costs of Revenue. Costs of revenue for the year ended June 30, 1997 increased 62.4% to $34.1 million, as compared to $21.0 million for the nine months ended June 30, 1996. The primary components of costs of revenue for the year ended June 30, 1997 include integration and operation costs under the Mir Contract ($18.5 million), the CMAM Contract ($1.0 million), the NASDA/ESA Contracts ($3.5 million), Astrotech Operations ($1.3 million), and depreciation ($9.8 million). In contrast, the primary costs of revenue for the nine months ended June 30, 1996 included integration and operation costs under the Mir Contract ($7.7 million), the CMAM Contract ($7.0 million), and depreciation ($6.2 million).

           Operating Expenses. Operating expenses increased by 133.3% to approximately $9.8 million for the year ended June 30, 1997 as compared to approximately $4.2 million for the nine months ended June 30, 1996. This increase is due primarily to the Company's efforts to increase staff, adding strength in engineering, design and research and development capabilities. In addition, the increase reflects the additional costs of approximately $0.4 million for operating the Astrotech subsidiary, which was acquired in February 1997. Research and development costs for year ended June 30, 1997 were $1.3 million, as compared to $0.1 million for the nine months ended June 30, 1996. This increase is due to the Company's efforts to develop space related assets including the ICC and the SHUCS, which is being developed to provide reliable and Shuttle-independent data communication channels that are responsive to payload user requirements.

           Interest Expense. Interest expense was approximately $1.3 million for the year ended June 30, 1997, as compared with approximately $1.5 million for the nine months ended June 30, 1996. There was also approximately $0.3 million and $0.8 million of interest capitalized during the year ended June 30, 1997 and nine months ended June 30, 1996, respectively. Interest was capitalized based on the construction of the Company's research double module and double module hardware.

           Interest Income. Interest and other income was approximately $1.8 million and $1.2 million for the year ended June 30, 1997 and the nine months ended June 30, 1996, respectively. This increase is due to the fact that there were three additional months of interest proceeds from short term, commercial paper and interest bearing cash accounts in fiscal 1997.

           Net Income. Net income for the year ended June 30, 1997 was approximately $13.8 million, or $1.24 per share (basic EPS), on 11,118,825 shares as compared to $29.8 million, or $3.26 per share (basic EPS), for the nine months ended June 30, 1996, on 9,139,465 shares. Income tax expense for these periods was $3.6 million and $1.9 million for the year ended June 30, 1997 and the nine months ended June 30, 1996, respectively, due to the Company's use of available net operating loss carry-forwards, offset by alternative minimum taxes.

           The effects of inflation and changing prices have not significantly impacted the Company's revenue or income from continuing operations during fiscal 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its capital expenditures, research and development and working capital requirements with progress payments under its contracts, including the CMAM Contract, the Mir Contract, the NASDA/ESA Contracts and Astrotech's operations, as well as with proceeds received from private equity offerings and borrowings under credit facilities. During December 1995, SPACEHAB completed an initial public offering of common stock (the "Offering"), which provided the Company with net proceeds of approximately $43.3 million. In June 1997, the Company signed an agreement with a financial institution securing a $10.0 million revolving line of credit (the "Revolving Line of Credit") that the Company may use for working capital purposes. As of June 30, 1998, no amounts have ever been drawn on this line of credit. In July 1997, Astrotech obtained a five-year term loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB, and provides for draws of up to $15.0 million for general corporate purposes. As of June 30, 1998, the Company had cumulatively drawn $14.1 million on this loan and had an outstanding balance on that date of $12.0 million. Further, on October 21, 1997 the Company completed a private placement offering of convertible subordinated notes due 2007 (the "Notes Offering"), which provided the Company with net proceeds of approximately $59.9 million to be used for capital expenditures associated with the development and construction of space related assets and for general corporate purposes.

           Cash Flows From Operating Activities. Cash provided by (used for) operations for the nine months ended June 30, 1996 and the fiscal years ended June 30, 1997 and 1998 was $13.2 million, ($6.0) million and $31.6 million, respectively. The significant change was primarily caused by the timing of progress payments received by the Company under its contracts. Under the Mir Contract, the REALMS Contract and the NASDA/ESA Contracts progress payments are structured such that expenses incurred under these contracts are billed as incurred.

           Cash Flows Used in Investing Activities. For the nine months ended June 30, 1996 and the fiscal years ended June 30, 1997 and 1998, cash flows used in investing activities were $6.3 million, $29.3 million and $23.1 million, respectively. Expenditures during the nine months ended June 30, 1996 were for (i) the development and construction of a tunnel and an adapter ring to be used in conjunction with the Logistics Double Module and (ii) structural upgrade work performed on the SPACEHAB structural test article so that it can be attached to an existing Single Module to form a Logistics Double Module. The Company paid approximately $20.1 million for Astrotech during fiscal 1997. During fiscal 1997 the Company began the construction of its Research Double Module. The Company paid approximately $8.4 million and $17.2 million for construction costs during fiscal 1997 and 1998, respectively. The Company anticipates that it will spend approximately $36.8 million in the aggregate to complete this project. Additionally, the Company paid approximately $4.0 million for the construction of two buildings on the Astrotech properties.

           The Company expects to continue funding any additional capital expenditures and working capital requirements from internally generated cash flow, draw-downs on existing credit facilities and through future debt and/or equity offerings.

           Cash Flows From Financing Activities. For the nine months ended June 30, 1996 and the fiscal years ended June 30, 1997 and 1998, cash flows provided by (used for) financing activities were $36.9 million, ($2.6) million and $71.0 million, respectively. During the year ended June 30, 1998, the Company received net proceeds of approximately $14.1 million and made payments of $2.1 million under the Term Loan Agreement. In October 1997, the Company received net proceeds after commissions and other expenses of approximately $59.9 million by completing an offering of $55.0 million of its 8% Convertible Subordinated Notes due 2007 as well as the underwriters' exercise of the over-allotment for an additional $8.3 million.

           The Company believes that cash flows from the Convertible Notes Offering, the Term Loan Agreement, and the Revolving Line of Credit will be sufficient to meet any cash flow requirements from operations and other funding requirements for capital asset construction and development for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

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

           In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 establishes new procedures and requirements for the (i) determination of business segments and (ii) presentation and disclosure of segment information. The Company is required to adopt the provisions of Statement 131 for the year ended June 30, 1999, and is currently evaluating the impact Statement 131 will have on its financial statements.

YEAR 2000 CONSIDERATIONS

           The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize the date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

           Based upon a recent initial assessment of its Year 2000 readiness, the Company has determined that the majority of its hardware and software is Year 2000 compliant. Accordingly, the Company believes that it will not be required to modify or replace significant portions of its software and hardware so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. Additionally, because the majority of the hardware and software in use by the Company is of the commercial off the shelf variety with minimal customization, the Company expects its efforts and costs to bring 100% of the hardware and software into compliance to be minimal. Final verification of this initial assessment, including assessment of the recently acquired Johnson Engineering, is currently underway and will result in specific plans to upgrade the remaining non-compliant hardware and software to Year 2000 compliance by the end of fiscal year 1999. The costs of bringing non-compliant hardware and software into compliance will be expensed as incurred.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT


The Board of Directors:
SPACEHAB, Incorporated and Subsidiary:


We have audited the accompanying consolidated balance sheets of SPACEHAB, Incorporated and subsidiary (the Company) as of June 30, 1997 and 1998, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for the nine months ended June 30, 1996 and the years ended June 30, 1997 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPACEHAB, Incorporated and subsidiary as of June 30, 1997 and 1998, and the results of their operations and their cash flows for the nine months ended June 30, 1996 and the years ended June 30, 1997 and 1998, in conformity with generally accepted accounting principles.


                                                       /s/ KPMG PEAT MARWICK LLP
                                                       -------------------------
                                                       KPMG Peat Marwick LLP
McLean, Virginia
August 31, 1998

CONSOLIDATED BALANCE SHEETS

                                                                                                  June 30,
                                                                                   -------------------------------------
(In thousands, except share data)                                                        1997                 1998
------------------------------------------------------------------------------------------------------------------------

ASSETS
------------------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and cash equivalents                                                            $ 12,887             $ 92,327
  Accounts receivable (note 4)                                                            5,176                5,979
  Prepaid expenses and other current assets                                                 199                  550
------------------------------------------------------------------------------------------------------------------------

Total current assets                                                                     18,262               98,856
------------------------------------------------------------------------------------------------------------------------

Property and equipment:
  Flight modules                                                                         95,046               95,046
  Module improvements in progress                                                        13,013               33,829
  Payload processing facilities                                                          17,651               21,755
  Furniture, fixtures and equipment                                                       3,368                5,296
------------------------------------------------------------------------------------------------------------------------

                                                                                        129,078              155,926

Less accumulated depreciation                                                           (38,116)             (43,338)
------------------------------------------------------------------------------------------------------------------------

Property and equipment, net                                                              90,962              112,588

Goodwill, net of accumulated amortization of $56 and $230, respectively                   3,395                3,224
Deferred mission costs                                                                    1,439                    -
Other assets, net                                                                           392                5,936
------------------------------------------------------------------------------------------------------------------------

Total assets                                                                          $ 114,450            $ 220,604
========================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Loans payable under credit agreement, current portion (note 6)                          $ 500                $ 500
  Loans payable, current portion (note 8)                                                     -                2,824
  Accounts payable                                                                          682                1,075
  Accrued expenses                                                                        1,762                5,129
  Accrued subcontracting services                                                         9,052               13,177
  Deferred flight revenue                                                                 2,260               11,924
  Advance billings                                                                          847                1,567
------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                15,103               36,196
------------------------------------------------------------------------------------------------------------------------

Loans payable under credit agreement, net of current portion (note 6)                     1,500                1,000
Loans payable, net of current portion (note 8)                                                -                9,177
Notes payable to shareholder (note 7)                                                    11,225               11,895
Convertible subordinated notes payable (note 8)                                               -               63,250
Deferred income taxes (note 13)                                                               -                2,678
------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                        27,828              124,196
------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (notes 1, 8, 13, 15 and 16)

Stockholders' equity (notes 8, 11 and 12):
  Common stock, no par value, authorized 30,000,000 shares, issued
  and outstanding 11,146,237 and 11,168,161 shares, respectively                         81,057               81,239
  Additional paid-in capital                                                                 16                   16
  Retained earnings                                                                       5,549               15,153
------------------------------------------------------------------------------------------------------------------------

  Total stockholders' equity                                                             86,622               96,408
------------------------------------------------------------------------------------------------------------------------

  Total liabilities and stockholders' equity                                          $ 114,450            $ 220,604
========================================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)                               Nine months ended        Year ended            Year ended
                                                                  June 30, 1996         June 30, 1997         June 30, 1998
-----------------------------------------------------------------------------------------------------------------------------

Revenue                                                              $ 56,397              $ 56,601             $ 64,087
-----------------------------------------------------------------------------------------------------------------------------

Costs of revenue:
  Integration, operations and transportation                           14,220                23,726               25,762
  Depreciation                                                          6,192                 9,825                4,923
  Insurance and other direct costs                                        573                   569                4,373
-----------------------------------------------------------------------------------------------------------------------------

Total costs of revenue                                                 20,985                34,120               35,058
-----------------------------------------------------------------------------------------------------------------------------

Gross profit                                                           35,412                22,481               29,029
-----------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Marketing, general and administrative                                 4,056                 8,567               13,712
  Research and development                                                100                 1,252                2,620
-----------------------------------------------------------------------------------------------------------------------------

Total operating expenses                                                4,156                 9,819               16,332
-----------------------------------------------------------------------------------------------------------------------------

Income from operations                                                 31,256                12,662               12,697

Interest expense, net of capitalized interest (note 3)                   (699)                 (955)              (4,480)
Interest and other income, net                                          1,184                 1,822                3,914
-----------------------------------------------------------------------------------------------------------------------------

Net income before income taxes and extraordinary item                  31,741                13,529               12,131

Income tax expense (note 13)                                            1,912                 2,971                2,527
-----------------------------------------------------------------------------------------------------------------------------

Net income before extraordinary item                                   29,829                10,558                9,604

Extraordinary item -- gain on early retirement of debt,
  net of taxes and legal fees (note 6)                                      -                 3,274                    -
-----------------------------------------------------------------------------------------------------------------------------

Net income                                                           $ 29,829              $ 13,832              $ 9,604
=============================================================================================================================

Basic earnings per share:
  Net income before extraordinary item                                 $ 3.26                $ 0.95               $ 0.86
  Extraordinary item                                                        -                  0.29                    -
-----------------------------------------------------------------------------------------------------------------------------

Net income per share - basic                                           $ 3.26                $ 1.24               $ 0.86
=============================================================================================================================

Shares used in computing net income per share-basic                 9,139,465            11,118,825           11,154,271
=============================================================================================================================

Diluted earnings per share:
  Net income before extraordinary item                                 $ 3.19                $ 0.95               $ 0.84
  Extraordinary item                                                        -                  0.29                    -
-----------------------------------------------------------------------------------------------------------------------------

Net income per share - diluted                                         $ 3.19                $ 1.24               $ 0.84
=============================================================================================================================

Shares used in computing net income per share-diluted               9,343,018            11,160,322           14,571,278
=============================================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except share data)

                                                                                                                      Total
                                     Convertible preferred stock        Common stock       Additional   Retained   stockholders'
                                    -----------------------------  ---------------------     paid-in    earnings      equity
                                      Shares          Amount        Shares       Amount      capital    (deficit)    (deficit)
--------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1995         4,011,345       $ 2,311       5,083,427   $ 34,070       $ 16    $ (38,112)   $ (1,715)

Common stock issued upon
  stock option exercises                      -             -          75,000        180          -            -         180
Common stock issued in public
  offering, net of expenses
  (note 11)                                   -             -       4,014,500     43,302          -           -       43,302
Common stock issued upon
  conversion of preferred
  stock (note 11)                    (4,011,345)       (2,311)      1,671,312      2,311          -            -           -
Common stock issued in private
  placement guarantee (note 11)               -             -         224,998          -          -            -           -
Net income                                    -             -               -          -          -       29,829      29,829
--------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1996                      -             -      11,069,237     79,863         16       (8,283)     71,596

Common stock issued upon stock
  option exercises                            -             -           2,000         24          -            -          24
Common stock issued upon
  conversion of debt (note 8)                 -             -          75,000      1,170          -            -       1,170
Net income                                    -             -               -          -          -       13,832      13,832
--------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1997                      -             -      11,146,237     81,057         16        5,549      86,622

Common stock issued upon stock
  option exercises                            -             -           8,725         60          -            -          60
Common stock issued under
  employee stock purchase plan                -             -          13,199        122          -            -         122
Net income                                    -             -               -          -          -        9,604       9,604
--------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1998                      -       $     -      11,168,161   $ 81,239       $ 16     $ 15,153    $ 96,408
================================================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
                                                                          Nine months ended     Year ended       Year ended
                                                                            June 30, 1996      June 30, 1997    June 30, 1998
------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                                     $ 29,829         $ 13,832          $ 9,604
  Adjustments to reconcile net income to net cash provided by
    (used for) operating activities:
        Depreciation and amortization                                               6,387           10,185            5,587
        Amortization of debt placement costs                                            -                -              226
        Gain on early retirement of debt                                                -           (4,093)               -
        Interest converted to notes payable                                         1,425            1,300              670
        Changes in assets and liabilities:
              Decrease (increase) in accounts receivable                              119            1,843             (803)
              Increase in prepaid expenses and other current assets                  (132)             (15)            (351)
              Decrease in deferred mission costs                                      445            1,267            1,439
              Decrease (increase) in other assets                                     194             (258)          (1,980)
              Increase (decrease) in deferred flight revenues                     (27,752)         (28,051)           9,628
              Increase (decrease) in accounts payable and
                    accrued expenses                                                1,993             (968)           3,633
              Increase (decrease) in advance billings                                   -             (239)             720
              Increase (decrease) in accrued
                    subcontracting services                                           643             (798)             533
              Increase in deferred taxes                                                -                -            2,678
------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used for) operating activities                               13,151           (5,995)          31,604
------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Payments for modules under construction                                               -           (8,443)         (17,245)
  Payments for building under construction                                              -                -           (3,988)
  Purchase of Astrotech, net of cash acquired                                           -          (20,134)               -
  Purchases of property and equipment                                              (6,266)            (731)          (1,880)
------------------------------------------------------------------------------------------------------------------------------

Net cash used for investing activities                                             (6,266)         (29,308)         (23,113)
------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Payments of note payable to insurers                                             (3,854)          (2,520)            (500)
  Payment of debt placement costs                                                       -                -           (3,984)
  Proceeds  from issuance of convertible
    subordinated notes payable                                                          -                -           63,250
  Proceeds from note payable                                                            -                -           14,119
  Payments of note payable                                                              -                -           (2,118)
  Proceeds from note payable to shareholder                                         7,359                -                -
  Payments of note payable to shareholder                                         (10,117)               -                -
  Payments of legal fees on early retirement of debt                                    -             (110)               -
  Proceeds from exercise of stock options                                             180               24               60
  Proceeds from issuance of common stock, net of expenses                          43,302                -              122
------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used for) financing activities                               36,870           (2,606)          70,949
------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                               43,755          (37,909)          79,440

Cash and cash equivalents at beginning of year                                      7,041           50,796           12,887
------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                         $ 50,796         $ 12,887         $ 92,327
==============================================================================================================================


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               1 9 9 8




(1) DESCRIPTION OF THE COMPANY

           SPACEHAB, Incorporated (the Company) is the first company to commercially develop, own and operate habitable modules that provide space-based laboratory research facilities and cargo services aboard the U.S. Space Shuttle system. The Company currently owns and operates three pressurized laboratory and logistics supply modules which significantly enhance the capabilities of the Space Shuttle fleet. The Company is currently constructing a new science module with associated double module hardware. The Company's modules are unique to the Space Shuttle fleet.

           To date, the Company has successfully completed eleven missions aboard the Space Shuttle and substantially all of the Company's revenue has been generated under fixed price contracts with NASA. The Company's contracts are subject to termination for convenience and periodic funding allocations by NASA. NASA's funding is dependent on receiving annual appropriations from the United States government.

           On February 12, 1997, the Company acquired the assets and certain of the liabilities of Astrotech Space Operations, L.P., a subsidiary of Northrop Grumman, a provider of commercial satellite launch processing services and payload processing facilities in the United States. These services are provided at the Astrotech facilities in Cape Canaveral, Florida and Vandenberg Air Force Base in California, and are provided to launch service providers on a fixed-price basis. Additionally, Astrotech provides management and consulting services to the Boeing Company for its Sea Launch program at the Boeing facility in Long Beach, California.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

           The consolidated financial statements include the accounts of SPACEHAB, Incorporated and its wholly owned subsidiary, Astrotech Space Operations, Inc. (Astrotech). All significant intercompany transactions have been eliminated in consolidation.

FISCAL YEAR

           Effective October 1, 1995, the Company changed its fiscal year-end from September 30 to June 30. Accordingly, the accompanying consolidated financial statements present the Company's results of operations for the nine months ended June 30, 1996 and the years ended June 30, 1997 and 1998.

CASH AND CASH EQUIVALENTS

           For purposes of its consolidated statements of cash flows, the Company considers short-term investments with original maturities of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

            Property and equipment are stated at cost. All furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets, which is generally five years. The Company's payload processing facilities are depreciated using the straight-line method over their estimated useful lives ranging from sixteen to forty-three years.

            Through June 30, 1997, the Company's flight modules were depreciated over a ten-year period using the straight-line method. Effective July 1, 1997, the Company extended the estimated useful lives of its space modules through 2012. This change in accounting estimate is treated prospectively and is based on current available information from NASA, which has estimated the duration of the Space Shuttle Program through at least 2012. As a result of this change in estimate, the Company's net income increased by $4,145,000 for fiscal year 1998.

            During fiscal year 1997, SPACEHAB adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (Statement 121). Statement 121 requires that long-lived assets to be held and used, including goodwill, be reviewed by the Company for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the undiscounted net cash flows associated with the asset are less than the asset's carrying amount. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair market value. The adoption of Statement 121 did not have an impact on the Company's consolidated results of operations for the years ended June 30, 1997 or 1998.

GOODWILL

           The excess of the cost over the fair value of Astrotech's net tangible and identifiable intangible assets acquired has been assigned to goodwill. Goodwill is being amortized on a straight-line basis over twenty years.

STOCK-BASED COMPENSATION

           During fiscal year 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (Statement 123), which encourages, but does not require, the recognition of stock-based employee compensation at fair value. The Company has elected to continue to account for stock-based employee compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for options to purchase common stock granted to employees is measured as the excess, if any, of the fair value of common stock at the date of the grant over the exercise price an employee must pay to acquire the common stock.

           Warrants to purchase common stock granted to other than employees as consideration for goods or services rendered are recognized at fair market value.

REVENUE RECOGNITION

           Revenue was recognized upon completion of each module flight for the CMAM and Mir contracts (note 10). Total contract price was allocated to each flight based on the amount of services the Company provided on the flight relative to the total services provided for all flights under contract. Obligations associated with a specific mission, e.g., integration services, were also recognized upon completion of the mission. Costs directly related to specific CMAM and Mir missions were deferred until the respective missions were completed. The CMAM contract was completed in October 1996 and the Mir contract was completed in June 1998.

           For all other contract awards for which the capability to successfully complete the contract can be reasonably assured and costs at completion can be reliably estimated at contract inception, revenue recognition under the percentage-of-completion method is being used based on costs incurred over the period of the contract. Revenue provided by Astrotech's payload processing services is recognized ratably over the occupancy period of the satellite while in the Astrotech facilities. Contract losses are recognized when they become known.

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

NET INCOME PER SHARE

           In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, (Statement 128). Statement 128 supersedes Accounting Principles Board Opinion No. 15, Earnings per Share (APB 15) and its related interpretations, and promulgates new accounting standards for the computation and manner of presentation of the Company's earnings per share. The Company has restated previously reported annual earnings per share data in accordance with the provisions of Statement 128 (note 14). The Company does not believe that the adoption of Statement 128 had a material impact on the computation or manner of presentation of its earnings per share data as currently or previously presented under APB 15.

           Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

The computation of diluted earnings per share includes all common stock options and warrants and other common stock, to the extent dilutive, that potentially may be issued as a result of conversion privileges, including the convertible subordinated notes payable (note 8).

           All computations of income per share include the effect of the 1 for
2.4 reverse split of common stock in December 1995 (note 11).

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

RECLASSIFICATIONS

           Certain fiscal year 1996 and 1997 amounts have been reclassified to conform to the fiscal 1998 consolidated financial statement presentation.


(3) STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION

           Cash paid for interest costs was approximately $264,000, $1,300,000 and $3,400,000 for the nine months ended June 30, 1996 and the years ended June 30, 1997 and 1998, respectively. The Company capitalized interest of approximately $766,000, $345,000 and $1,900,000 during the nine months ended June 30, 1996 and the years ended June 30, 1997 and 1998, respectively, related to the module improvements and building in progress.

           The Company paid income taxes of approximately $248,000, $2,385,000 and $18,500 for the nine months ended June 30, 1996 and the years ended June 30, 1997 and 1998, respectively.

           During fiscal year 1997, the Company's convertible note payable, with a carrying value of approximately $1,200,000, was converted into 75,000 shares of common stock (note 8). During fiscal year 1998, the Company entered into two capital leases for equipment with a carrying value of approximately $180,000.

(4) ACCOUNTS RECEIVABLE

           At June 30, 1997 and 1998, accounts receivable consisted of (in thousands):

                                                1997          1998
--------------------------------------------------------------------
U.S. government contracts
  Billed                                      $     -           452
  Unbilled                                      3,521         3,202
--------------------------------------------------------------------

Total U.S. government contracts                 3,521         3,654
--------------------------------------------------------------------

Commercial contracts
  Billed                                        1,344         2,277
  Unbilled                                        311            48
--------------------------------------------------------------------

Total commercial contracts                      1,655         2,235
--------------------------------------------------------------------

Total accounts receivable                     $ 5,176         5,979
====================================================================

The Company anticipates collecting substantially all receivables within one year.


(5) ACQUISITION OF ASTROTECH

           The Company paid $20,136,000, including transaction costs, to acquire substantially all of the assets and certain of the liabilities of Astrotech. The purchase was effective on February 12, 1997. The business combination has been accounted for using the purchase method. The purchase price has been allocated to the assets and liabilities acquired based on appraisals and other studies. The purchase price was allocated as follows (in thousands):

Cash acquired                                                 $        2
Receivables                                                        1,573
Land                                                                 580
Buildings                                                         13,389
Furniture, fixtures, and equipment                                 2,319
Goodwill                                                           3,451
Other assets                                                          49
Accounts payable                                                    (141)
Advanced billings                                                 (1,086)
-------------------------------------------------------------------------

Total purchase price                                          $   20,136
=========================================================================

           The following represents pro forma combined results of operations for the prior two years as if the acquisition of Astrotech had occurred as of October 1, 1995 (in thousands, except per share data):

                                Nine months ended          Year ended
                                  June 30, 1996           June 30, 1997
------------------------------------------------------------------------
Revenue                            $  62,716                  59,980
Gross profit                          39,902                  23,531
Income before
  extraordinary item                  31,622                  10,309
Net income                            31,622                  13,583
------------------------------------------------------------------------

Net income per
  common share - basic             $    3.46                    1.22
========================================================================


(6) LOANS PAYABLE UNDER CREDIT AGREEMENT

           Prior to an August 1996 amendment, the Company's credit agreement consisted of a $6,458,000 term loan bearing interest at 1 percent per month and a $5,495,000 noninterest-bearing term loan with several insurance companies. In addition, a revolving credit commitment with a subcontractor and former shareholder, provided a maximum outstanding balance of $6,000,000 and bore interest at a rate of 1 percent per month.

           In August 1996, the Company's credit agreement was amended. Under the amendment, the revolving credit commitment with a subcontractor and former shareholder was canceled. In exchange for the full satisfaction of the Company's term loans with the various insurance companies, the Company paid the insurance companies $2,500,000 and agreed to pay an additional $2,000,000 under a new noninterest-bearing term loan. The new term loan is due in installments of $500,000 on each of August 1, 1997 and 1998, and $334,000 on each of August 1, 1999, 2000 and 2001. As a result of this amended and restated agreement, the Company recognized an extraordinary gain of $3,274,000, net of income taxes and other related expenses of $819,000 and $110,000, respectively, during the year ended June 30, 1997.

           Aggregate interest cost incurred on the debts due under the various credit agreements was approximately $561,000 and $64,000 for the nine months ended June 30, 1996 and the year ended June 30, 1997. There was no interest incurred under these agreements during the year ended June 30, 1998.


(7) NOTES PAYABLE TO SHAREHOLDER

           The Company issued subordinated notes for a portion of the amount due to Alenia Spazio S.p.A. (Alenia), a shareholder, under a previously completed construction contract for the Company's flight modules. Such notes had aggregate outstanding balances of $11,225,000 and $11,895,000 at June 30, 1997 and 1998,
respectively. The notes bear interest at an annual rate of 12 percent. No amount of principal or accrued interest on the notes is due until all amounts under the amended and restated credit agreement due to the various insurance companies (note 6) are repaid. As such, all principal payments are due under these notes on August 1, 2001. However, during fiscal 1998, the Company began paying interest quarterly. The Company paid $357,000 of interest during the year ended June 30, 1998 and will continue to pay interest quarterly. Additionally, the Company has accrued interest of $357,000 as of June 30, 1998 included in accounts payable and accrued expenses.

           Interest cost converted on the notes to Alenia was approximately $846,000, $1,300,000, and $670,000 for the nine months ended June 30, 1996 and the years ended June 30, 1997 and 1998, respectively.


(8) LONG-TERM DEBT


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

           Interest cost incurred on this note was approximately $58,000 for the nine months ended June 30, 1996.

CREDIT FACILITIES

           On June 16, 1997, the Company entered into a $10,000,000 line of credit agreement with a financial institution. Outstanding balances on the line of credit accrue interest at either the lender's prime rate or a LIBO-based rate. This loan is collateralized by the Company's intangible assets, accounts receivable, and other property in which a lien is granted to the lender. The term of the agreement is through October 1998. Through June 30, 1998, the Company has not drawn against the line of credit.

           On July 14, 1997, the Company's subsidiary, Astrotech, entered into another credit facility for loans of up to $15,000,000 with a financial institution. The term of the agreement is through July 13, 2002. This loan is collateralized by the assets of Astrotech and certain other assets of the Company, and is guaranteed by the Company. Interest accrues at LIBOR plus three percent. Principal and interest are payable on a quarterly basis. Principal payments of $2,824,000 are due in fiscal year 1999, 2000, 2001, and 2002 and principal payments of $705,000 is due in fiscal year 2003. At June 30, 1998, the Company had outstanding debt of $12,001,000 under this credit facility and accrued interest of $330,000.

CONVERTIBLE SUBORDINATED NOTES

           In October 1997, the Company completed a private placement offering for $63,250,000 of aggregate principal of unsecured 8% Convertible Subordinated Notes due 2007. Interest is payable semi-annually. The notes are convertible into the common stock of the Company at a rate of $13.625 per share. This offering provided the Company with net proceeds of approximately $59,910,000 to be used for capital expenditures associated with the development and construction of space related assets and for other general corporate purposes.

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS

           The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of June 30, 1997 and 1998 in accordance with Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (in thousands):

                                    1997                    1998
                            --------------------    -------------------
                            Carrying      Fair      Carrying      Fair
                             amount       value      amount       value
-----------------------------------------------------------------------
Financial liabilities:
  Loans payable under
    credit agreement         $ 2,000       1,630       1,500      1,279
  Notes payable
    to shareholder            11,225      11,225      11,895     11,895
  Loans payable under
    credit facility                -           -      12,001     12,001
  Convertible notes
    payable                        -           -      63,250     68,784
=======================================================================

           The fair value of the Company's long-term debt is based on quoted market price or is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The carrying amounts of cash and cash equivalents, receivables, and accounts payable and accrued expenses approximate their fair market value because of the relatively short duration of these instruments.


(10) NASA CONTRACTS

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

           During the nine months ended June 30, 1996, and the years ended June 30, 1997 and 1998, the Company recognized approximately $45,634,000, $7,963,000, and $0, respectively, of revenue under the CMAM contract. The CMAM contract was completed during fiscal year 1997.

MIR SPACE STATION CONTRACT

           On July 14, 1995, NASA and the Company completed final negotiations to lease the Company's flight modules and provide related integration services over four missions to the Russian Space Station Mir during fiscal 1996 and 1997, at an aggregate firm fixed price of $53,980,000. During December 1995, the contract was amended whereby the contract price was reduced by $2,400,000 in exchange for the indemnification by NASA of certain damage to, or loss of, "the modules during flight and increased by $927,000 for additional services for a new contract value of $52,507,000. During fiscal 1998, the Company and NASA further amended the terms of the basic contract to provide for three additional missions for an additional $38,954,000.

           During the nine months ended June 30, 1996 and the years ended June 30, 1997 and 1998, the Company recognized $10,772,000, $41,735,000 and
$38,954,000, respectively, of revenue under the Mir contract. The Mir contract, as amended, was completed with its final mission in June 1998.

RESEARCH AND LOGISTICS MODULE SERVICES CONTRACT

           On December 21, 1997, the Company entered into the Research and Logistics Module Services (REALMS) Contract to lease to NASA its flight modules and provide related integration services over three missions at an aggregate fixed price of $44,860,000. This contract provides for NASA to use the flight modules for both science and logistical missions. This contract also enables the Company to provide similar services to commercial customers.

           During the year ended June 30, 1998, the Company recognized $14,274,000 of revenue under this contract and related commercial customer contracts.


(11) STOCKHOLDERS' EQUITY


INITIAL PUBLIC OFFERING

           In December 1995 and January 1996, the Company sold, through an underwritten initial public offering, an aggregate of 4,014,500 common shares at $12.00 per share, which resulted in net proceeds to the Company of $43,302,000 after associated commissions and discounts, and other expenses of the offering.

CONVERTIBLE PREFERRED STOCK

           Pursuant to the initial public offering of the Company's common stock, all of the Company's preferred stock was automatically converted into common stock on a 1 for 1 basis in accordance with the terms of the preferred stock agreement. At which point, all shares of common stock were subject to the reverse stock split.

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


(12) COMMON STOCK OPTION AND STOCK PURCHASE PLANS


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

THE DIRECTORS' STOCK OPTION PLAN

           Prior to an amendment on October 21, 1997, each nonemployee member of the Board of Directors was annually granted options to purchase 5,000 shares of common stock at exercise prices equal to the fair market value of the date of grant. Subsequent to the amendment, each nonemployee member of the Board of Directors received a one time grant of an option to purchase 10,000 shares of common stock. Further, each new nonemployee director after the amendment date shall receive a one-time grant of an option to purchase 10,000 shares. In addition, effective as of the date of each annual meeting of the Company's stockholders on or after the effective date, each nonemployee director who is elected or continues as a member of the Board of Directors of the Company shall be awarded an option to purchase 5,000 shares of common stock. Options under the Director's Plan vest after one year and expire seven years from the date of grant.

1997 EMPLOYEE STOCK PURCHASE PLAN

           During the year ended June 30, 1998, the Company adopted an employee stock purchase plan that permits eligible employees to purchase shares of common stock of the Company at prices no less than 85 percent of the current market price. Eligible employees may elect to participate in the plan by authorizing payroll deductions from one percent to ten percent of gross compensation for each payroll period. On the last day of each quarter, each participant's contribution account is used to purchase the maximum number of whole and fractional shares of common stock determined by dividing the contribution account's balance by the lesser of 85 percent of the price of a share of common stock on the first day of the quarter or the last day of a quarter. The maximum number of shares of common stock that may be purchased under the plan is 1,500,000. Through June 30, 1998, 13,199 shares have been issued under the plan.

STOCK OPTION ACTIVITY SUMMARY

           The following table summarizes the Company's stock option plans:

                                      Non-qualified options               1994 Plan                 Directors' plan
                                     ------------------------     ------------------------     -----------------------
                                                     Weighted                     Weighted                    Weighted
                                                      average                      average                     average
                                       Shares        exercise       Shares        exercise       Shares       exercise
                                     outstanding      price       outstanding       price      outstanding      price
----------------------------------------------------------------------------------------------------------------------

Outstanding at 9/30/95                 933,852      $  11.31        256,156      $  12.00              -      $     -
  Granted                                8,133         24.00        744,582         13.85              -            -
  Exercised                             75,000          2.40              -             -              -            -
  Forfeited                            246,523         12.00              -             -              -            -
----------------------------------------------------------------------------------------------------------------------

Outstanding at 6/30/96                 620,462         12.28      1,000,738         13.35              -            -
  Granted                               14,166          8.88      1,024,751          6.90         50,000         7.00
  Exercised                                  -             -          2,000         12.00              -            -
  Forfeited                            194,642         12.00        790,266         13.14              -            -
----------------------------------------------------------------------------------------------------------------------

Outstanding at 6/30/97                 439,986         12.01      1,233,223          8.20         50,000         7.00
  Granted                               10,000         10.13        257,338         11.00        145,000        10.92
  Exercised                                  -             -          3,725         10.02          5,000        10.13
  Forfeited                            149,941         12.16          8,583         11.96              -            -
----------------------------------------------------------------------------------------------------------------------

Outstanding at 6/30/98                 300,045      $  12.33      1,478,253      $   8.62        190,000      $  9.99
----------------------------------------------------------------------------------------------------------------------

Options exercisable at:
  June 30, 1996                        543,585      $  12.07         58,247      $  12.00              -      $     -
  June 30, 1997                        429,720         12.16        819,742          8.49              -            -
  June 30, 1998                        295,978         12.17        983,620          8.55         45,000         7.00

Weighted-average fair value at
  date of grant during the
  fiscal period ended:
    June 30, 1996                        8,133          5.96        744,582          6.24              -            -
    June 30, 1997                       14,166          2.80      1,024,751          2.56         50,000         2.19
    June 30, 1998                       10,000          4.25        257,338          3.83        145,000         3.43
======================================================================================================================

           The following table summarizes information about the Company's stock options outstanding at June 30, 1998:

                                               Options outstanding                  Options exercisable
                                 --------------------------------------------    -------------------------
                                                    Weighted-
                                                     average        Weighted-                    Weighted-
                                                    remaining       average                       average
                                   Number          contractual      exercise       Number        exercise
Range of exercise prices         outstanding      life (years)        price      exercisable       price
-----------------------------------------------------------------------------------------------------------

$24.00                                 6,100          4.25         $  24.0000         2,033      $ 24.0000
$9.875 - $14.88                      917,197          3.90            12.0114       577,035        12.6270
$5.75 - $8.88                      1,045,001          4.73             6.8653       745,530         6.6988
-----------------------------------------------------------------------------------------------------------

$5.75 - $24.00                     1,968,298          4.34         $   9.3164     1,324,598      $  9.3078
===========================================================================================================

            The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, as all options have been granted at exercise prices equal to the fair market value as of the date of grant, no compensation cost has been recognized under these plans in the accompanying consolidated financial statements. Had compensation cost been determined consistent with Statement 123, the Company's net income and earnings per common share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):


                               Nine months             Years ended
                             ended June 30,     ------------------------
                                  1996            1997            1998
------------------------------------------------------------------------
  As reported                   $ 29,829        $ 10,558          9,604
  Pro forma                       29,257           8,964          8,772
========================================================================
Net income per share - basic:
  As reported                   $   3.26         $  0.95           0.86
  Pro forma                         3.20            0.81           0.79
========================================================================

           The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal years 1996, 1997 and 1998: 0.0 percent dividend growth; expected volatility ranging from 35 percent to 40 percent; risk-free interest rates ranging from 5.68 percent to 6.71 percent; and expected lives ranging from three to seven years.

           The effects of compensation cost as determined under Statement 123 on net income in fiscal year 1996, 1997 and 1998 may not be representative of the effects on pro forma net income in future periods.

WARRANTS

           The Company also has 53,000 currently exercisable warrants outstanding to purchase the Company's common stock at $9.00 per share, with various expiration dates through June 2002. The fair market value of these warrants was recognized at issuance.



(13) INCOME TAXES

           The components of income tax expense from continuing operations are as follows (in thousands):

                    Nine months ended      Year ended       Year ended
                      June 30, 1996       June 30, 1997    June 30, 1998
-------------------------------------------------------------------------

Current:
  Federal                $ 1,912              2,706                -
  State and local              -                 85                -
-------------------------------------------------------------------------

                           1,912              2,791                -
-------------------------------------------------------------------------

Deferred:
  Federal                      -                  -            2,148
  State and local              -                  -              379
-------------------------------------------------------------------------

                               -                  -            2,527
-------------------------------------------------------------------------

Income tax
  expense                $ 1,912              2,791            2,527
=========================================================================

            During the year ended June 30, 1997, income tax expense of $819,000 was allocated to the extraordinary gain on early retirement of debt.

            A reconciliation of the expected amount of income tax expense, calculated by applying the statutory federal income tax rate of 34 percent in fiscal 1996 and 1997 and 35 percent in fiscal 1998 to income from continuing operations before taxes, to the actual amount of income tax expense recognized follows (in thousands):

                      Nine months ended      Year ended       Year ended
                        June 30, 1996       June 30, 1997    June 30, 1998
---------------------------------------------------------------------------

Expected expense          $10,792               4,600            4,241
Change in valuation
  allowance                (8,884)             (2,640)          (2,058)
State income tax                -               1,011              299
Other                           4                   -               45
---------------------------------------------------------------------------

Income tax
  expense                 $ 1,912               2,971            2,527
===========================================================================

           The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 1997 and 1998 are presented below (in thousands):

                                                 1997             1998
------------------------------------------------------------------------

Deferred tax assets:
  Net operating loss carryforwards              $ 1,504           3,140
  General business credit
    carryforwards                                 2,189           2,189
  Alternative minimum tax
    credit carryforwards                          5,044           4,905
  Capitalized research
    and development costs                         4,223             452
  Other                                              63             225
------------------------------------------------------------------------

Total gross deferred tax assets                  13,023          10,911
Less - valuation allowance                        2,058               -
------------------------------------------------------------------------

Net deferred tax assets                          10,965          10,911
------------------------------------------------------------------------

Deferred tax liabilities:
  Property and equipment, principally
    due to differences in depreciation           10,873          13,364
  Other                                              92              74
------------------------------------------------------------------------

Total gross deferred tax liabilities             10,965          13,438
------------------------------------------------------------------------

Net deferred taxes                              $     -          (2,527)
========================================================================

           As of June 30, 1998, current deferred tax assets of $151,000 are included in prepaid expenses and other current assets in the accompanying balance sheet.

           The net changes in the total valuation allowance for the nine months ended June 30, 1996 and the years ended June 30, 1997 and 1998 were decreases of $10,144,000, $4,655,000, and $2,058,000, respectively.

           At June 30, 1998, the Company had accumulated net operating losses of $7,850,000 available to offset future regular taxable income. These operating loss carryforwards expire between the years 2006 and 2009. Utilization of these net operating losses may be subject to limitations in the event of significant changes in stock ownership of the Company.

           Additionally, the Company has approximately $2,189,000 and $4,905,000 of research and experimentation and alternative minimum tax credit carryforwards, respectively, available to offset future regular tax liabilities. The research and experimentation credits expire between the years 2001 and 2007; the alternative minimum tax credits carryforward indefinitely.

           In assessing the realizably of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets are realizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of projected future regular taxable income over the periods which the deferred tax assets are deductible, management believes that the Company will realize the benefits of these deductions. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future regular taxable income during the carryforward period are reduced.

(14) NET INCOME PER SHARE

           In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which established new guidelines for the calculations of earnings per share. Earnings per share for all prior periods have been restated to reflect the provisions of this Statement.

           The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for "income before extraordinary item" and "extraordinary item" for the years ended June 30, 1998 and 1997 and the nine months ended June 30, 1996, respectively (in thousands, except share data):

                                                                     Per common share        Assuming dilution
---------------------------------------------------------------------------------------------------------------

1998
Net income                                                              $     9,604             $     9,604
Assuming conversion of convertible subordinated notes                             -                   2,625
---------------------------------------------------------------------------------------------------------------

Net income, as adjusted                                                 $     9,604             $    12,229
===============================================================================================================

Outstanding common shares                                                11,154,271              11,154,271
Outstanding stock options                                                         -                 269,898
Assuming conversion of convertible subordinated notes                             -               3,147,109
---------------------------------------------------------------------------------------------------------------

Adjusted shares                                                          11,154,271              14,571,278
===============================================================================================================


1997
Net income before extraordinary item                                         10,558                  10,558
Net income                                                                   13,832                  13,832
---------------------------------------------------------------------------------------------------------------

Outstanding common shares                                                11,118,825              11,118,825
Outstanding stock options                                                         -                  14,168
Assuming conversion of convertible notes                                          -                  27,329
---------------------------------------------------------------------------------------------------------------

Adjusted shares                                                          11,118,825              11,160,322
===============================================================================================================


1996
Net income                                                              $    29,829             $    29,829
Assuming conversion of convertible notes                                          -                      59
---------------------------------------------------------------------------------------------------------------

Net income, as adjusted                                                 $    29,829             $    29,888
---------------------------------------------------------------------------------------------------------------

Outstanding common shares                                                 9,139,465               9,139,465
Outstanding stock options                                                         -                 128,553
Assuming conversion of convertible notes                                          -                  75,000
---------------------------------------------------------------------------------------------------------------

Adjusted shares                                                           9,139,465               9,343,018
===============================================================================================================

           Options and warrants to purchase 561,132, 792,361 and 899,131 shares of common stock, at prices ranging from $7.50 to $24.00 per share were outstanding for the nine months ended June 30, 1996 and the years ended June 30, 1997 and 1998, respectively. These were not included in the computation of diluted earnings per share because the options' and warrants' exercise prices were greater than the average market price of the common shares during the nine months ended June 30, 1996 and the years ended June 30, 1997 and 1998.

(15) EMPLOYEE BENEFIT PLAN

           The Company has a defined contribution retirement plan which covers all employees and officers. For the nine months ended June 30, 1996 and the years ended June 30, 1997 and 1998, the Company contributed $0, $95,000 and $143,000, respectively, to the plan. The Company has the right, but not the obligation, to make contributions to the plan in future years at the discretion of the Company's Board of Directors.


(16) COMMITMENTS


INTEGRATION AND OPERATIONS CONTRACTS

           On August 13, 1997, the Company initiated a letter agreement with Boeing Corporation, a major subcontractor, for standard integration and operation services to the Company for future missions that were not already provided for under its contract for missions to the Mir Space Station. In August 1998, this letter agreement became a letter contract whereby Boeing Corporation will provide integration and operations services required to successfully complete four science missions (one single module mission and three double module missions) and two logistics double module missions. Additionally, there are several tasks that are separately priced to yield a committed letter contract value of $17,321,000, which provides funding through December 31, 1998. As of June 30, 1998, $4,553,000 has been incurred under this commitment.

MODULE CONSTRUCTION CONTRACT

           During fiscal year 1997, the Company entered into a $36,800,000 cost-plus-fee contract with Boeing Corporation, to construct a new research module with associated double module hardware. The Company expects to take delivery of the module in the spring of 1999. The Company has incurred approximately $29,523,000 in construction costs through June 30, 1998.

JOINT VENTURE

           During June 1998, the Company entered into a joint venture agreement with Guigne Technologies Limited for the purpose of developing, fabricating, marketing and sales of SpaceDRUMS(TM) services. In accordance with the joint venture agreement, the Company has agreed to contribute an aggregate of $2,000,000 of working capital to the joint venture at varying dates and amounts through October 1999. The Company's contributions will be in the form of an unsecured non-interest bearing note. Through June 30, 1998, the Company has made no contributions to the joint venture.

LEASES

           The Company is obligated under capital leases for equipment and noncancelable operating leases for equipment, office space, storage space, and the land for a payload processing facility. Future minimum payments under these capital leases and noncancelable operating leases are as follows (in thousands):

                                         Capital              Operating
Year ending June 30,                     leases                leases
------------------------------------------------------------------------
1999                                    $    68                    828
2000                                         68                    722
2001                                         39                    639
2002                                          9                    453
2003 and thereafter                           -                  4,068
------------------------------------------------------------------------
                                            184                $ 6,710
Less: amount representing                                      =========
  interest between 9% and 12%               (18)
------------------------------------------------
Percent value of net minimum
  capital lease payment                 $   166
------------------------------------------------

           Rent expense for the nine months ended June 30, 1996 and the years ended June 30, 1997 and 1998, was approximately $183,000, $456,000, and $503,000, respectively.


(17) SUBSEQUENT EVENT

           On July 1, 1998, the Company acquired the outstanding common stock of Johnson Engineering Corporation ("Johnson Engineering"), a privately held corporation, for $24,500,000. This acquisition was accounted for using the purchase method. Johnson Engineering has a contract with NASA to provide a number of human space flight associated services and products used on the Space Shuttle and International Space Station Programs. These services include program management support, engineering services, and the development and fabrication of training and flight crew equipment.

(18) SUMMARY OF SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

           The following is a summary of selected quarterly financial data for the previous three fiscal periods (in thousands):

                                                                          Three months ended
                                                      ---------------------------------------------------------
                                                       September 30      December 31     March 31      June 30
----------------------------------------------------------------------------------------------------------------
Year ended June 30, 1998
  Revenue                                             $    2,537           17,756         18,997       24,797
  Income (loss) from operations                           (5,685)           5,833          5,214        7,335
  Net income (loss)                                       (5,654)           5,727          4,891        4,640

  Net income (loss) per share - basic                      (0.51)            0.51           0.44         0.42
  Net income (loss) per share - diluted                    (0.51)            0.43           0.37         0.35
----------------------------------------------------------------------------------------------------------------

Year ended June 30, 1997
  Revenue                                               $    113           22,992         15,031       18,465
  Income (loss) from operations                           (6,171)          12,148          3,914        2,771
  Net income (loss) before extraordinary item             (7,074)          11,060          3,207        3,365
  Net income (loss)                                       (3,800)          11,060          3,207        3,365

  Net income (loss) per share - basic                      (0.34)            1.00           0.29         0.30
  Net income (loss) per share - diluted                    (0.34)            0.99           0.29         0.28
----------------------------------------------------------------------------------------------------------------

Period ended June 30, 1996
  Revenue                                                                 $     -              -       56,397
  Income (loss) from operations                                            (5,003)        (6,458)      42,717
  Net income (loss)                                                        (5,274)        (6,022)      41,125
----------------------------------------------------------------------------------------------------------------

  Net income (loss) per share - basic                                       (0.98)         (0.55)        3.72
  Net income (loss) per share - diluted                                     (0.98)         (0.55)        3.63
================================================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.


PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           The information concerning the Company's directors and executive officers; as well as with respect to Item 405 of Regulation S-K will be contained in the Company's definitive 1998 Proxy Statement in accordance with the Company's annual meeting of stockholders and is hereby incorporated by reference thereto.

ITEM 11.   EXECUTIVE COMPENSATION.

           The information required by this item will be contained in the Company's definitive 1998 Proxy Statement with respect to the Company's annual meeting of stockholders and is hereby incorporated by reference thereto.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The information required by this item will be contained in the Company's definitive 1998 Proxy Statement with respect to the Company's annual meeting of stockholders and is hereby incorporated by reference thereto.
 .

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The information required by this item will be contained in the Company's definitive 1998 Proxy Statement with respect to the Company's annual meeting of stockholders and is hereby incorporated by reference thereto.


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

                                                                                                                 PAGE

           Report of KPMG Peat Marwick LLP, Independent Public Accountants...............................         19
           Consolidated Balance Sheets ..................................................................         20
           Consolidated Statements of Income ............................................................         21
           Consolidated Statements of Stockholders' Equity (Deficit).....................................         23
           Consolidated Statements of Cash Flows.........................................................         23
           Notes to Consolidated Financial Statements....................................................         24

2.         Financial Statement Schedules.

           All financial statement schedules required to be filed in Part IV,
           Item 14 (a) have been omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

3.         Exhibits.


EXHIBIT NO.                               DESCRIPTION OF EXHIBIT
 2.1 */              Asset Purchase Agreement, dated February 5, 1997, by and among Spacehab Acquisition Corp.; SPACEHAB,
                     Incorporated; Astrotech Space Operations, L.P.; and Northrop Grumman Corporation.

 2.2 */              Amendment No. 1 to Asset Purchase Agreement, dated as of February 12, 1997, by and among Spacehab Acquisition
                     Corp; SPACEHAB, Incorporated; Astrotech Space Operations, L.P.; and Northrop Grumman Corporation.

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

10.42**              Indemnification Agreement, dated December 27, 1995, between the Company and Ernesto Vallerani.

10.43**              Indemnification Agreement, dated December 27, 1995, between the Company and Hironori Aihara.

10.44*****           NASDA Contract, dated July 1996, between the Registrant and Mitsubishi Corporation (the "NASDA/ESA Contracts").

10.45*****           ESA Contract, dated September 1996, between the Registrant and INTOSPACE GmbH (the "NASDA/ESA Contracts").

10.46*//             Amendment to the Agreement, dated as of August 27, 1996, between the Registrant and Mitsubishi Corporation.

10.47*//             Letter Contract Number SHB 1014, dated August 13, 1997, between the Registrant and McDonnell Douglas
                     Aerospace - Huntsville.

10.48*//             Letter Agreement, dated July 23, 1997, between the Registrant and Daimler-Benz.

10.49*//             Cost Plus Fee Contract (Number SHB 1013), dated July 31, 1997, between the Registrant and McDonnell Douglas
                     Corporation, McDonnell Douglas Aerospace Huntsville Division (the "Research Double Module Contract").

10.50*//             Amendment dated March 8, 1996, to Office Building Lease Agreement, dated November 30, 1995, between The
                     Equitable Life Assurance Society of the United States and the Registrant (Vienna, Virginia headquarters lease).

10.51*//             Agreement of Sublease, dated February 26, 1996, by and between Barrios Technology, Inc. and the Registrant
                     (Expansion of Houston Facility).

10.52*//             Office Building Lease Agreement, dated October 6, 1993, between Astrotech and the Secretary of the Air Force
                     (Lease number SPCVAN -2-94-0001).

10.53*//             Office Building Lease Agreement, dated May 30, 1983, between Astrotech and Randolph Park Associates II Limited
                     Partnership (Silver Spring, Maryland headquarters lease).

10.54*//             Loan and Security Agreement, dated June 16, 1997, between the Registrant, Astrotech and Signet Bank. (the
                     "Revolving Credit Agreement").

10.55*//             Loan and Security Agreement, dated July 14, 1997, between Astrotech and the CIT Group/Equipment Financing, Inc.
                     (the "Term Loan Agreement").

10.56*//             Employment and Non-Interference Agreement, dated April 1, 1997, between the Company and Dr. Shelly A. Harrison.

10.57*//             Employment and Non-Interference Agreement, dated April 10, 1997, between the Company and John M. Lounge.

10.58*//             Indemnification Agreement, dated October 22, 1996, between the Company and John M. Lounge.

10.59*//             Consulting Agreement, dated August 15, 1997, between Gordon S. Macklin and the Registrant.

10.60*//             Extension of Consulting Agreement, dated August 18, 1997, between CSP Associates, Inc. and the Registrant.

10.61*//             Consulting Agreement, dated October 24, 1996, between Harbor Securities and the Registrant.

10.62*//             Teaming Agreement, dated May 29, 1997, between United Space Alliance, LLC (USA) and the Registrant.

10.63*//             Letter Agreement, dated July 30, 1997, between RSC Energia (Energia) and the Registrant.

10.64*//             Letter of Cancellation, dated June 10, 1997, of the Memorandum of Agreement, dated July 28, 1995, between
                     McDonnell Douglas and the Registrant (with attachment thereto).

10.65*//             Royalty Agreement, dated May 1, 1997, between the University of Maryland Biotechnical Institute (UMBI) and the
                     Registrant.

10.66*//             Agreement, dated July 15, 1997, between UAB Research Foundation on behalf of the University of Alabama at
                     Birmingham, Center for Macromolecular Crystallography and the Registrant (including amendments thereto).

10.67*//             Letter Agreement, dated April 26, 1996, between Pennsylvania State University, Center for Cell Research and the
                     Registrant.

10.68*//             SA42, dated July 16, 1997, between NASA and the Registrant (Amendment to the Mir Contract).

10.69*///            ESA Contract, Dated October 10, 1997, between the Registrant and INTOSPACE GmbH (the "ESA Contract")

10.70*////           NAS 9-97199, dated December 21, 1997, between the Registrant and NASA (the "REALMS Contract").

10.71*////           Letter Contract Number SHB 1014, dated August 13, 1997, between the Registrant and McDonnell Douglas
                     Aerospace-Huntsville (as amended).

10.72*////           Employment Agreement and Non-Interference Agreement dated January 15,  1998,  between  the Company and Chester
                     M. Lee.

10.72*////           Employment Agreement and Non-Interference Agreement dated January 15, 1998, between the Company and David A.
                     Rossi.

10.73*////           Amendment number 1 to Employment Agreement and Non-Interference Agreement dated April 1, 1997, between the
                     Company and Shelley A. Harrison.

10.74*////           Amendment number 1 to Loan and Security Agreement dated December 31, 1997, between the Company and First Union
                     National Bank.

10.75                STS-95 Agreement A, dated December 20, 1997, between the Registrant and Mitsubishi Corporation

10.76                STS-95 Agreement B, dated March 18, 1998, between the Registrant and Mitsubishi Corporation

10.77                NHK Contract, dated May 8, 1998, between the Registrant and Mitsubishi Corporation

10.78                SHB98001, dated January 31, 1998, between the Registrant and RSC Energia

10.79                SHB98002, dated February 11, 1998, between the Registrant and Daimler-Benz Aerospace, Space Infrastructure
                     Division

10.80                CSA Contract, dated May 21, 1998, between the Registrant and the Canadian Space Agency

10.81                Gemini Office Building Lease Agreement, dated January 14, 1998,  between  the Registrant and Puget of Texas

10.82                SHB98006, dated July 8, 1998, between the Registrant and Daimler-Benz Aerospace AG, Raumfahrt-Infrastuktur

10.83                Modification No. 22 to SHB1014, dated July 22, 1998, between the Registrant and McDonnell Douglas Corporation, a Wholly-Owned Subsidiary of The Boeing Company

10.84                Capital Office Park Lease as amended, dated April 23, 1998, between Astrotech and Eleventh Springhill Lake
                     Associates L.L.P.

11.                  Statement regarding Computation of Per Share Earnings.

21.*//               Subsidiary of the Registrant.

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

*/                   Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange
                     Commission on February 27, 1997.

*//                  Incorporated by reference to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1997, filed with the Securities and Exchange Commission on September 12, 1997.

*///                 Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1997, filed November 6, 1997.

*////                Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1997, filed February 5, 1998.

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

                     3. Report on Form 8-K was dated on July 1, 1998 and filed on July 13, 1998 announcing the Registrant's acquisition of all of the outstanding shares of capital stock of Johnson Engineering Corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   SPACEHAB, Incorporated


                                   By:       /s/ Dr. Shelley A. Harrison
                                             -----------------------------------
                                             Dr. Shelley A. Harrison
                                             Chairman of the Board and
                                             Chief Executive Officer

Date:  September 16, 1998
                                   By:       /s/ Margaret E. Grayson
                                             -----------------------------------
                                             Margaret E. Grayson Vice
                                             President of Finance, Treasurer
                                             and Assistant Secretary (Principal
                                             Accounting Officer and CFO)

Date:  September 16, 1998

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

                                          Director            September 16, 1998
-------------------------------
Hironori Aihara

                                          Director            September 16, 1998
-------------------------------
Robert A. Citron

/s/ Dr. Edward A. David, Jr.              Director            September 16, 1998
-------------------------------
Dr. Edward A. David, Jr.

                                          Director            September 16, 1998
-------------------------------
Dr. Shi H. Huang

/s/ Chester M. Lee                        Director            September 16, 1998
-------------------------------
Chester M. Lee

/s/ Dr. Brad M. Meslin                    Director            September 16, 1998
-------------------------------
Dr. Brad M. Meslin

/s/ Gordon S. Macklin                     Director            September 16, 1998
-------------------------------
Gordon S. Macklin

/s/ Dr. Udo Pollvogt                      Director            September 16, 1998
-------------------------------
Dr. Udo Pollvogt

/s/ Alvin L. Reeser                       Director            September 16, 1998
-------------------------------
Alvin L. Reeser

/s/ James R. Thompson                     Director            September 16, 1998
-------------------------------
James R. Thompson

                                          Director            September 16, 1998
-------------------------------
Guiseppe Viriglio