Form 10-Q
period 1998-09-30
SPACEHAB INC \WA\
filed 1998-11-06
CIK 1001907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                             FORM 10-Q


    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended...............September 30, 1998


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



         Incorporated in the State of      I.R.S. Employer Identification
          Washington                       No. 91-1273737




The number of shares of Common Stock outstanding as of the close of business on November 2, 1998:


            Class             Number of Shares Outstanding
            Common Stock      11,176,636



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

                SPACEHAB, INCORPORATED AND SUBSIDIARIES
           SEPTEMBER 30, 1998 QUARTERLY REPORT ON FORM 10-Q
                           TABLE OF CONTENTS


PART 1 -   FINANCIAL INFORMATION                                      Page

  Item 1.  Unaudited Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets as of September 30,
          1998 and June 30, 1998                                         3

        Condensed Consolidated Statements of Operations for the
          three months ended September 30, 1998 and 1997                 4

        Condensed Consolidated Statements of Cash Flows for the
          three months ended September 30, 1998 and 1997                 5

        Notes to Unaudited Condensed Consolidated Financial
          Statements                                                     6


  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                   10


PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                              13

PART 1:  FINANCIAL INFORMATION
Item 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              SPACEHAB, INCORPORATED AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets




(In thousands, except share data)                     September 30,     June 30,
                                                           1998           1998
                                                        (unaudited)    (audited)
                                                      -------------  -----------
                              ASSETS
    ................................................
Cash and cash equivalents ..........................      $ 58,330      $ 92,327
Receivables ........................................        10,837         5,979
Prepaid expenses and other current assets ..........         1,510           550
                                                          --------      --------
     Total current assets ..........................        70,677        98,856
Property, plant and equipment, net of
 accumulated depreciation and amortization
 of $44,761 and $43,338 ............................       113,682       112,588
Goodwill, net of accumulated amortization ..........        26,895         3,224
of $521 and $230
Other assets, net ..................................         6,537         5,936
                                                          --------      --------
     Total assets ..................................      $217,791      $220,604
                                                          ========      ========


   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Loan payable, current portion .................      $  2,824      $  2,824
     Loan payable under credit agreement,
      current portion ..............................           333           500
     Accounts payable and accrued expenses .........        11,374         6,204
     Accrued subcontracting services ...............        12,674        13,177
     Deferred revenue ..............................         6,374        13,491
                                                          --------      --------
          Total current liabilities ................        33,579        36,196
Accrued contract costs .............................           951          --
Notes payable to shareholder .......................        11,895        11,895
Loan payable under credit agreement, net
  of current portion ...............................           667         1,000
Loan payable, net of current portion ...............         8,471         9,177
Convertible notes payable ..........................        63,250        63,250
Deferred income taxes ..............................         2,094         2,678
                                                          --------      --------
          Total liabilities ........................       120,907       124,196
Commitments and contingencies
Stockholders' equity:
     Common stock, no par value,authorized
       30,000,000 shares, issued and
       outstanding 11,176,636 and
       11,168,161 shares, respectively .............        81,302        81,239
     Additional paid-in capital ....................            16            16
     Retained earnings .............................        15,566        15,153
                                                          --------      --------
          Total stockholders' equity ...............        96,884        96,408
                                                          --------      --------
          Total liabilities and
           stockholders' equity ....................      $217,791      $220,604
                                                          ========      ========


See accompanying notes to unaudited condensed consolidated financial statements.

               SPACEHAB, INCORPORATED AND SUBSIDIARIES
     Unaudited Condensed Consolidated Statements of Operations




(In thousands, except share data)                         Three Months
                                                      Ended September 30,
                                                 -----------------------------
                                                      1998            1997
                                                 ------------     ------------

    ........................................
Revenue ....................................     $     28,273      $      2,537
Costs of revenue:
   Integration and operations ..............           18,690             3,856
   Depreciation ............................            1,258             1,224
   Insurance and other direct costs ........            1,792               115
                                                 ------------      ------------
        Total costs of revenue .............           21,740             5,195
                                                 ------------      ------------
Gross profit (loss) ........................            6,533            (2,658)
Operating expenses:
   Marketing, general and ..................            4,135             2,735
     administrative
   Research and development ................              247               292
                                                 ------------      ------------
      Total operating expenses .............            4,382             3,027
                                                 ------------      ------------
      Income (loss) from operations ........            2,151            (5,685)
Interest expense, net of
 capitalized amounts .......................            1,431               201
Interest and other income ..................             (519)             (232)
Other expense ..............................              550              --
                                                 ------------      ------------
     Income (loss) before income
      taxes ................................              689            (5,654)
Income tax expense .........................              276              --
                                                 ------------      ------------
      Net income (loss) ....................     $        413      $     (5,654)
                                                 ============      ============

Basic earnings per share:
Net income (loss) per share -
basic ......................................     $       0.04      $      (0.51)
                                                 ============      ============
Shares used in computing net
income per share - basic ...................       11,168,161        11,146,660
                                                 ============      ============
Diluted earnings per share:
Net income (loss) per share -
diluted ....................................     $       0.04      $      (0.51)
                                                 ============      ============
Shares used in computing net
income per share - diluted .................       11,352,693        11,146,660
                                                 ============      ============




See accompanying notes to unaudited condensed consolidated financial statements.

              SPACEHAB, INCORPORATED AND SUBSIDIARIES
     Unaudited Condensed Consolidated Statements of Cash Flows


  (In thousands)                           Three Months Ended
                                             September 30,
                                           1998          1997
                                       -------------  ------------
  Cash flows provided by (used for) operating activities:
    ....................................................
    Net income (loss) ..................................   $    413    $ (5,654)
    Adjustments to reconcile net
     income (loss) to net cash provided
     by operating activities:
     Depreciation and amortization .....................      1,840       1,350
     Changes in assets and liabilities:
       Decrease in accounts receivable .................      3,508         612
       Increase in prepaid and other
         current assets ................................       (654)     (1,102)
       Increase in deferred mission costs ..............       --        (2,892)
       Increase in other assets ........................       (683)     (1,913)
       Increase (decrease) in
         deferred flight revenue .......................     (7,118)      8,732
       Decrease in accounts payable
         and accrued expenses ..........................     (2,299)       (452)
       Increase (decrease) in accrued
         subcontracting services .......................       (480)        117
                                                           --------    --------
           Net cash used for
             operating activities ......................     (5,473)     (1,202)
                                                           --------    --------
  Cash flows used for investing activities:
    Payments for modules under construction (1,586) ....     (6,043)
    Purchase of Johnson Engineering,
      net of cash acquired .............................    (25,308)       --
    Payments for building under
      construction .....................................        (28)       (710)
    Purchase of property and equipment .................       (459)       (105)
                                                           --------    --------
           Net cash used for
           investing activities ........................    (27,381)     (6,858)
                                                           --------    --------
  Cash flows provided by (used for)
  financing activities:
    Proceeds from loan payable .........................       --        14,119
    Payment of loan payable ............................       (706)       --
    Payment of loan payable under
     credit agreement ..................................       (500)       (500)
    Proceeds from issuance of common
     stock .............................................         63        --
    Proceeds from exercise of common
     stock options .....................................       --            23
                                                           --------    --------
           Net cash provided by (used
            for) financing activities ..................     (1,143)     13,642
                                                           --------    --------
           Net increase (decrease)in cash
             and cash equivalents ......................    (33,997)      5,582
  Cash and cash equivalents at
    beginning of period ................................     92,327      12,887
                                                           --------    --------
  Cash and cash equivalents at end of
    period .............................................   $ 58,330    $ 18,469
                                                           ========    ========





     See accompanying notes to unaudited condensed consolidated financial statements.

              SPACEHAB, INCORPORATED AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and subsidiaries ("SPACEHAB" or the "Company") as of September 30, 1998, and the results of their operations and cash flows for the three months ended September 30, 1998 and 1997. However, the consolidated financial statements are unaudited and do not include all related footnote disclosures. The consolidated results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year. The Company's consolidated results of operations fluctuate significantly from quarter to quarter (see note 4). The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements appearing in the Company's Form 10-K for the year ended June 30, 1998.

2.  Earnings per Share:

     In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which establishes new guidelines for the calculations of earnings per share. Earnings per share for all prior periods have been restated to reflect the provisions of this Statement.

     The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended September 30, 1998 and 1997, respectively:


(in thousands except per share data)      Basic                Diluted

September 30, 1998

    ....................................
Net income .............................       $        413        $        413
                                               ------------        ------------
Weighted average outstanding
  common shares ........................         11,168,161          11,168,161
Outstanding stock options and
  warrants, using the treasury
  stock method .........................               --               184,532
                                               ------------        ------------
Adjusted shares ........................         11,168,161          11,352,693

September 30, 1997

Net income (loss) ......................       $     (5,654)       $     (5,654)

Weighted average outstanding
     common shares .....................         11,146,660          11,146,660


Convertible notes payable outstanding as of September 30, 1998, convertible into 4,642,202 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the three months ended September 30, 1998 as the inclusion of the converted notes would be anti-dilutive.

     Options to purchase 1,256,015 shares of common stock, at prices ranging from $9.875 to $24.00 per share, were outstanding as of September 30, 1998, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares during the three months ended September 30, 1998. The options expire between October 21, 1998 and August 3, 2007.

      Options and warrants to purchase 783,753 shares of common stock, at prices ranging from $12.00 to $24.00 per share, were outstanding as of September 30, 1997, but were not included in the computation of diluted EPS because the options' and warrants' exercise prices were greater than the average market price of the common shares during the three months ended September 30, 1997. The options expire between November 1, 1997 and July 13, 2004 and warrants expire between December 31, 1997 and June 21, 1998.

3.    Acquisition of Johnson Engineering:

On July 1, 1998, the Company agreed to acquire all of the outstanding shares of capital stock of Johnson Engineering Corporation ("Johnson Engineering"). Johnson Engineering performs several critical services for NASA including flight crew support services, operations, training and fabrication of mockups at NASA's Neutral Buoyancy Laboratory and at NASA's Mockup and Integration Laboratory, where astronauts train for both Space Shuttle and International Space Station missions. Johnson Engineering also designs and fabricates flight hardware, such as flight crew equipment and crew quarters habitability outfitting as well as provides stowage integration services.

The Company paid approximately $25.3 million, including transaction costs, to acquire all of the capital stock of Johnson Engineering. The business combination is being accounted for using the purchase method under Accounting Principles Board Opinion No. 16, Business Combinations, (APB Opinion 16) to record the purchase of all the capital stock of Johnson Engineering. The purchase price has been allocated to the assets and liabilities acquired based on preliminary estimates of fair value as of the date of acquisition. Based on the allocation of the net assets acquired, goodwill of approximately $24 million was recorded. Such goodwill is being amortized on a straight-line basis over 25 years. The purchase price has been allocated as follows ($ in thousands):




           Cash .....................................     $      2
           Prepaid and other current assets .........          306
           Accounts receivable, net..................        8,366
           Inventory ................................            5
           Property, plant and equipment,net ........          446
           Other assets .............................          622
           Goodwill .................................       23,962
           Current liabilities ......................       (7,470)
           Accrued contract costs ...................         (928)
                                                          --------
           Total purchase price .....................     $ 25,311
                                                          ========

APB Opinion 16 requires, for purchase business computations, the presentation of pro forma combined results of operations for the current year and the preceding year as if the combination had occurred at the beginning of the periods presented. The following unaudited pro forma consolidated results of operations are not necessarily indications of actual or future results of operations.


 (in thousands except per share data)                         Three Months
                                                            Ended September 30,
                                                             1998        1997
                                                          ----------------------
    ...............................................
 Revenue ..........................................       $28,273       $ 16,316
 Gross profit (loss) ..............................         6,533        (1,706)
 Net income (loss) ................................       $   413        (4,858)
                                                          =======        =======



 Net income (loss) per share - basic and diluted...       $  0.04       $ (0.44)
                                                          =======        =======



4.  Revenue Recognition:

Under the Mir contract, revenue was recognized upon completion of each module flight, total contract revenue was allocated to each flight based on the amount of services the Company provided on the flight relative to total services provided for all flights under contract. Obligations associated with a specific mission, e.g., integration services, were also recognized upon completion of the mission. For the REALMS contract and for new contract awards for which the capability to successfully complete the contract can be reasonably assured and the costs at completion can be reliably estimated at contract inception, revenue is and will be recognized under the percentage-of-completion method. This percentage-of-completion method allows the Company to report revenue based on costs incurred on a per mission basis over the period of that mission. The percentage of completion method results in the recognition of revenue over the period of contract performance, thereby decreasing significant quarter by quarter fluctuations of reported revenue. Revenue provided by the Astrotech payload processing facilities is recognized ratably over the occupancy period of the satellites at the Astrotech facilities. Revenue provided by Johnson Engineering is primarily based on cost-plus award fee contracts, whereby revenue is recognized to the extent of costs incurred plus estimates of award fee revenues using the percentage-of-completion method. Award fees, which provide earnings based on the Company's contract performance as determined by NASA evaluations, are recorded when the amounts can be reasonably estimated, or are awarded.


5. Statements of Cash Flows - Supplemental Information:

(a) Cash paid for interest costs was $0.6 million and $0 for the three months ended September 30, 1998 and 1997, respectively. The Company capitalized interest of approximately $0.6 million and $0.3 million during the three months ended September 30, 1998 and 1997, respectively. (b) The Company paid $0.4 million and $1.3 million for income taxes during the three months ended September 30, 1998 and 1997, respectively.

6.  Credit Facilities:

On June 16, 1997, the Company entered into a $10.0 million line of credit agreement with a financial institution. Outstanding balances on the line of credit accrue interest at either the lender's prime rate or a LIBOR-based rate, and are collateralized by certain assets of the Company. The term of the agreement is through October 1999. As of September 30, 1998, the Company had not drawn against the line of credit.

On July 14, 1997, the Company's wholly-owned subsidiary, Astrotech, entered into a five year credit facility with a financial institution for loans of up to $15.0 million. This loan is collateralized by the assets of Astrotech and certain other assets of the Company, and is guaranteed by the Company. Interest accrues at LIBOR plus three percent. As of September 30, 1998, the Company had drawn $14.1 million against this loan. As of September 30, 1998 and 1997, the outstanding balance on this loan was $11.3 million and $14.1 million, respectively.

In October 1997, the Company completed a private placement offering for $63.25 million of aggregate principal of 8% Convertible Subordinated Notes due 2007. Interest is payable semi-annually. The notes are convertible into the common stock of the Company at a rate of $13.625 per share. This offering provided the Company with net proceeds of approximately $59.9 million to be used for capital expenditures associated with the development and construction of space related assets, the purchase of Johnson Engineering and for other general corporate purposes.


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

      The Company currently operates under two contracts with NASA: the Research and Logistics Module Services Contract, (the "REALMS Contract"), a $61.8 million contract for two research missions aboard the Space Shuttle and a logistics mission to resupply the International Space Station; and, the Flight Crew Systems Development Contract (the "FCSD Contract") currently a $324.9 million multitask cost-plus-award and incentive-fee contract, that commenced in May 1993 and will conclude in April 2001. The value of the NASA portion of the REALMS contract is $42.8 million for three firm missions. The additional $19.0 million will be derived from three of NASA's major International Space Station partners: the European Space Agency (ESA), the National Space Development Agency of Japan (NASDA) and the Canadian Space Agency (CSA). The Company has the potential to increase the total current REALMS contract value by an additional $22.0 million through module usage sales to commercial customers for microgravity space research. The first two missions under the REALMS Contract are scheduled for flights in the second and fourth quarters of fiscal 1999; the third is currently scheduled for launch in September 2000. Additionally, the REALMS contract has an option for a fourth mission for $17.8 million. In October 1998, NASA confirmed its intention to exercise this option and has manifested the Company's Integrated Cargo Carrier (ICC) on this mission at a price to be negotiated. Under the FCSD Contract, Johnson Engineering provides a variety of critical crew training, support and manufacturing functions on a cost plus award and incentive fee basis.

Revenue

      SPACEHAB generates revenue by: (i) providing lockers and/or volume within the SPACEHAB Modules; (ii) integration and operations support services provided to scientists and researchers responsible for the experiments; and/or (iii) from NASA or International Agencies to carry logistics supplies for Module missions aboard the Shuttle system. Under the Mir Contract, the Company recognized revenue only at the completion of each Space Shuttle mission utilizing Company assets. Accordingly, the Company's quarterly revenue and profits had fluctuated dramatically based on NASA's launch schedule and will continue to do so under any contract for which revenue is recognized only upon completion of a mission. For the REALMS contract and for future contract awards for which the capability to successfully complete the contract can be demonstrated at contract inception, revenue recognition under the percentage-of-completion method is being reported based on costs incurred on a per mission basis over the period of the mission. The percentage-of-completion method results in the recognition of revenue over the period of contract performance, thereby significantly decreasing the quarter-by-quarter fluctuations of reported revenue.

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

      Johnson Engineering generates revenue primarily from its multiyear cost-plus-award and incentive-fee contract with NASA. Johnson Engineering's flight crew support services include operations, training and fabrication of mockups at NASA's Neutral Buoyancy Laboratory, and at NASA's Mockup and
Integration Laboratory, where astronauts train for both Space Shuttle and International Space Station missions. Johnson Engineering also designs and fabricates flight hardware including flight crew equipment and crew quarters habitability outfitting and provides stowage integration services. Revenue provided by Johnson Engineering is recognized to the extent of costs incurred plus award fee using the percentage of completion method, measured on costs incurred. Award fees, which provide earnings based on the Company's contract performance as determined by periodic NASA evaluations, are recorded when the amounts can be reasonably estimated, or are awarded.

Costs of Revenue

      Costs of revenue for SPACEHAB missions include integration and operations expenses associated with the performance of three types of efforts: (i) sustaining engineering in support of all missions under a contract and (ii) mission specific support. Expenses associated with sustaining engineering are expensed as incurred. Other costs of revenue include depreciation expense, related insurance, costs associated with the Astrotech payload processing facilities and Johnson Engineering costs under the FCSD Contract.


RESULTS OF OPERATIONS

For the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      Revenue. The Company recorded revenue of approximately $28.3 million and $2.5 million for the three months ended September 30, 1998 and 1997, respectively. Revenue of $11.4 million was generated from the REALMS contract with NASA and with related commercial customers, $14.4 million from Johnson Engineering and $2.5 million from Astrotech. In contrast, $2.5 million of revenue for the period ending September 30, 1997 was primarily generated by Astrotech because under the Mir contract, SPACEHAB's revenue was recorded at the completion of a mission when the SPACEHAB modules were returned to the Company and there were no completed missions during the quarter.

      Costs of Revenue. Cost of revenue for the quarter ending September 30, 1998 increased by 318.4% to $21.7 million, as compared to $5.2 million for the prior year's quarter. This significant increase is due to the inclusion of Johnson Engineering's costs of $13.2 million primarily for costs incurred in support of the FCSD contract. For the quarter ending September 30, 1998, integration and operations costs for the REALMS and related commercial customer contracts were $5.9 million, and costs of revenue also include $0.9 million for Astrotech payload processing and $1.3 million of depreciation expense. For the three months ended September 1997, the components of cost of revenue include integration and operations costs under the Mir contract of $2.9 million, the NASDA/ESA contract of $0.1 million, $0.9 million for Astrotech payload procession and depreciation expense of $1.2 million.

      Operating Expenses. Operating expenses increased approximately 44.78% to approximately $4.4 million for the three months ended September 30, 1998 as compared to approximately $3.0 million for the three months ended September 30, 1997. This increase is due primarily to the Company's efforts to increase staff, adding strength in engineering, design and research and development capabilities and reflects the additional costs of approximately $0.7 million incurred for operating the Johnson Engineering subsidiary, which was acquired in July 1998. Research and development costs decreased slightly to $0.25 million from $0.29 million.

      Interest and Other Expense. Interest expense was approximately $1.4 million for the three months ended September 30, 1998 as compared to approximately $0.2 million for the three months ended September 30, 1997. There was also approximately $0.6 million and $0.3 million of interest capitalized amounts for the quarter ended September 30, 1998 and 1997, respectively. Interest was capitalized based on the construction of the Company's research module with double module hardware, the ICC and an additional payload processing facility being constructed by Astrotech. Additionally, during the three months ended September 30, 1998, the Company recognized $0.6 million in other expense related to costs associated with a debt offering that the Company canceled in July.

      Interest and Other Income. Interest and other income was approximately $0.5 million and $0.2 million for the three months ended September 30, 1998 and 1997, respectively. This increase is due to interest earned on short-term investment vehicles by the Company for the investment of proceeds received from the Company's debt financings completed during July and October 1997.

      Net Income (Loss). Net income (loss) was approximately $0.4 million and ($5.7) million for the quarter ended September 30, 1998 and 1997, respectively. Basic earnings per share for the quarter ended September 30, 1998 and 1997 was $0.04 per share on 11,168,161 shares and ($0.51) per share on 11,146,660 shares, respectively. Diluted earnings per share for the quarter ended September 30, 1998 and 1997 was $0.04 per share on 11,352,693 shares and ($0.51) per share on 11,168,161 shares, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

      The Company has historically financed its capital expenditures, research and development and working capital requirements with progress payments under its various contracts, as well as with proceeds received from private debt and equity offerings and borrowings under credit facilities. During December 1995, SPACEHAB completed an initial public offering of common stock (the "Offering"), which provided the Company with net proceeds of approximately $43.48 million. In June 1997, the Company signed an agreement with a financial institution securing a $10.0 million revolving line of credit (the "Revolving Line of Credit") that the Company may use for working capital purposes. As of September 30, 1998, no amounts were drawn on this line of credit. In July 1997, Astrotech obtained a five-year term loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB, and provides for draws of up to $15.0 million for general corporate purposes. As of September 30, 1998, the Company had drawn $14.12 million on this loan and had an outstanding balance on that date of $11.3 million. On October 21, 1997, the Company completed a private placement offering of convertible subordinated notes (the "Notes Offering"), which provided the Company with net proceeds of approximately $59.91 million to be used for capital expenditures associated with the development and construction of space related assets, the purchase of Johnson Engineering, and for general corporate purposes.

      Cash Flows used for Operating Activities. Cash flows used for operating activities for the three months ended September 30, 1998 and 1997, were $5.5 million and $1.2 million, respectively. This change is caused by the timing of progress payments received by the Company under the REALMS Contract, whereby payments are received and deferred before expenses are incurred. These payments are reduced as expenses are incurred and revenue is recognized.

      Cash Flows used for Investing Activities. For the three months ended September 30, 1998 and 1997, cash flows used for investing activities consisted of approximately $27.4 million and $6.9 million, respectively. The current three month period's activity consisted primarily of $25.3 million, for the acquisition of Johnson Engineering. Additional activity included $1.6 million for the continued construction of the Company's research module with double module hardware, which is to be completed in early 1999 and $0.5 million for the purchase of additional property and equipment.

      Cash Flows provided by (used for) Financing Activities. Cash flows provided by (used for) financing activities were approximately ($1.1) million and $13.6 million for the three months ended September 30, 1998 and 1997, respectively. During the three months ended September 30, 1998, the Company made payments on outstanding debt of $1.2 million. In addition, the Company received proceeds of approximately $0.1 million from the issuance of stock under the Employee Stock Purchase Plan. In contrast, during the three months ended September 30, 1997, the Company received proceeds of $14.1 million under the Term Loan Agreement.

      The Company believes that cash flows from the Notes Offering, the Term Loan Agreement, the Revolving Line of Credit and other current financing activities will be sufficient to meet any cash flow requirements from operations and other funding requirements for capital asset construction and development for at least the next twelve months.

Recent Accounting Pronouncements

Segment Reporting

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). SFAS 131 establishes new procedures and requirements for the (i) determination of business segments and
(ii) presentation and disclosure of segment information. The Company is required to adopt the provisions of SFAS 131 for the year ended June 30, 1999.

Year 2000 Considerations

The Year 2000 Y2K issue is the result of computer programs that were written using two digits rather than four to define the applicable year. Any computer program that has date-sensitive software may recognize the date using "00" as the year 1900 rather than the year 2000. This error could result in systems failures causing disruptions of operations, including, among other things, the temporary inability to process transactions, send invoices or engage in similar normal business activities.

Based on an ongoing assessment, the Company has determined that the vast majority of the computers and software utilized in the general and administrative functions of the Company are year 2000 compliant. The few older computers, which are not Y2K compliant, will be replaced over the next year. All accounting software is Y2K compliant. Additionally, because the majority of the hardware and software in use by the Company is commercial off the shelf with minimal customization, the Company expects its efforts and costs to bring 100% of the hardware and software into compliance to be minimal.

In addition, computers and software utilized in the Company's research and development and payload processing functions are currently being reviewed to determine whether they are Y2K compliant. The preliminary assessment is that those hardware and software products are compliant, including the electrical ground support equipment of Company's modules. The Company expects to know the results of that determination by the end of the second quarter of fiscal 1999.

The Company is in the process of contacting its vendors and customers, i.e. NASA and the Space Shuttle in particular, to determine whether they are Y2K compliant.

If necessary, a contingency plan will be devised based on the results of the data gathered in the vendor survey and research and development and payload processing survey.

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


      Exhibit No.              Description of Exhibits


      11.       Statement regarding Computation of Earnings Per Common Share.

      21.       Subsidiaries of the Registrant

      27        Financial Data Schedule

                             Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SPACEHAB, INCORPORATED




      Date: November  6, 1998    /s/ Shelley A. Harrison
                                 -----------------------------
                                 Shelley A. Harrison
                                 Chairman and Chief
                                 Executive Officer