Form 10-Q
period 1998-12-31
SPACEHAB INC \WA\
filed 1999-02-16
CIK 1001907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
         For the quarterly period ended...............December 31, 1998



                                       OR


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.


                         Commission file number 0-27206


                             SPACEHAB, Incorporated
                                300 D Street, SW
                                   Suite 814
                             Washington, D.C. 20024
                                 (202) 488-3500



 Incorporated in the State of Washington         I.R.S. Employer
                                                 Identification
                                                 No. 91-1273737


The number of shares of Common Stock outstanding as of the close of business on January 31, 1999:


              Class               Number of Shares
                                  Outstanding
              Common Stock                       11,188,836


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.


                                                             Yes X    No
                                                             ------ -----

                  DECEMBER 31, 1998 QUARTERLY REPORT ON FORM 10-Q
                                 TABLE OF CONTENTS




PART 1   FINANCIAL INFORMATION                                    Page

Item 1.   Unaudited Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         December 31, 1998 and June 30, 1998                         3

         Condensed Consolidated Statements of Operations for the
         Three and Six Months ended December 31, 1998 and 1997       4

         Condensed Consolidated Statements of Cash Flows for the
         Six Months ended December 31, 1998 and 1997                 5

         Notes to Unaudited Condensed Consolidated Financial
         Statements                                                  6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         9


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders         16

Item 6.  Exhibits and Reports on Form 8-K                            17

PART 1:  FINANCIAL INFORMATION
Item 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    SPACEHAB, INCORPORATED AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets




(In thousands, except share data)                 December 31,       June 30,
                                                      1998             1998
                                                  (unaudited)       (audited)
                                               ---------------  ---------------
                              ASSETS
Cash and cash equivalents                        $     38,787      $    92,327
Receivables                                            18,968            5,979
Prepaid expenses and other current assets               1,695              550
                                               ---------------  ---------------
     Total current assets                              59,450           98,856
Property, plant and equipment, net of
 accumulated depreciation and amortization
 of $46,221 and $43,338                               115,805          112,588
Goodwill, net of accumulated amortization of           27,148            3,224
$804 and $230
Other assets, net                                       6,675
                                                                         5,936
                                               ---------------  ---------------
     Total assets                               $     209,078    $     220,604


      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Loan payable, current portion               $      2,824     $      2,824
     Loan payable under credit agreement,                 333              500
current portion
     Accounts payable and accrued expenses             10,683            6,204
     Accrued subcontracting services                    8,629           13,177
     Deferred revenue                                   8,953
                                                                        13,491
                                               --------------    -------------
          Total current liabilities                    31,422           36,196

Accrued contract costs                                    906                -
Notes payable to shareholder                            7,860           11,895
Loan payable under credit agreement, net of
  current portion                                         667            1,000
Loan payable, net of current portion                    7,765            9,177
Convertible notes payable                              63,250           63,250
Deferred income taxes                                   2,094            2,678
                                               --------------   --------------
          Total liabilities                           113,964          124,196
Commitments and contingencies
Stockholders' equity:
    Common stock, no par value, authorized
       30,000,000 shares, issued and outstanding
       11,176,651 and 11,168,161 shares,
respectively                                           81,383           81,239
     Additional paid-in capital                            16               16
     Retained earnings                                 13,715           15,153
                                               --------------   --------------
          Total stockholders' equity                   95,114           96,408
                                               --------------   --------------
          Total liabilities and stockholders'
          equity                                $     209,078     $    220,604
                                                =============     ============


      See accompanying notes to unaudited condensed consolidated financial statements.

                    SPACEHAB, INCORPORATED AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statements of Operations




                                               Three Months              Six Months
(In thousands, except share data)           Ended December 31,       Ended December 31,
                                          -----------------------  ------------------------
                                            1998         1997          1998         1997
                                          ----------  -----------   -----------  -----------
Revenue                                    $  23,634    $ 17,756      $ 51,907    $ 20,293
Costs of revenue:
   Integration and operations                 14,547       6,143        33,237       9,961
   Depreciation                                1,259       1,224         2,517       2,446
   Insurance and other direct costs            4,350         553         6,142         752
                                          -----------  ----------   -----------  ----------
      Total costs of revenue                  20,156       7,920        41,896      13,159
                                          -----------  ----------   -----------  ----------
Gross profit                                   3,478       9,836        10,011       7,134
Operating expenses:
   Marketing, general and administrative       4,722       3,243         8,857       5,881
   Research and development                      763         760         1,010       1,051
                                          -----------  ----------   -----------  ----------
      Total operating expenses                 5,485       4,003         9,867       6,932
                                          -----------  ----------   -----------  ----------
      Income (loss) from operations          (2,007)       5,833           144         202
Interest expense, net of capitalized           1,227       1,176         2,658       1,379
amounts
Interest and other income                      (918)     (1,148)       (1,437)     (1,410)
Other expense                                      -           -           550           -
                                          -----------  ----------   -----------  ----------
      Income (loss) before income taxes      (2,316)       5,805       (1,627)         233
Income tax expense (benefit)                   (465)          78         (189)         160
                                          -----------  ----------   -----------  ----------
      Net income (loss)                   $  (1,851)     $ 5,727    $  (1,438)       $  73
                                          ===========  ==========   ===========  ==========

Basic earnings per share:
Net income (loss) per share- basic        $   (0.17)   $    0.51    $   (0.13)   $    0.01
                                          ===========  ==========   ===========  ==========
Shares used in computing net income
   Per share- basic                       11,176,651   11,149,789   11,172,507  11,148,830
                                          ===========  ==========   =========== ===========
Diluted earnings per share:
Net income (loss) per share - diluted     $   (0.17)   $    0.43    $   (0.13)   $    0.01
                                          ===========  ==========   ===========  ==========
Shares used in computing net income
   Per share - assuming dilution          11,176,651   15,034,271   11,172,507   11,401,426
                                          ===========  ==========   ===========  ===========









      See accompanying notes to unaudited condensed consolidated financial statements.

                    SPACEHAB, INCORPORATED AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statements of Cash Flows


   (In thousands)                               Six Months Ended December 31,
                                                  1998             1997
                                              --------------  ---------------
   Cash flows provided by (used for)
   operating activities:
     Net income (loss)                          $    (1,438)      $       73

     Adjustments to reconcile net income
      (loss) to net cash provided by
      (used for)operating activities:
      Depreciation and amortization                   3,693            2,790
      Changes in assets and liabilities:
        Increase in accounts receivable             (4,624)          (2,915)
        Increase in prepaid and other
          current assets                              (639)            (954)
        Increase in deferred mission costs                -          (1,149)
        Increase in other assets                      (233)          (1,575)
        Increase (decrease) in deferred
          revenue                                   (4,539)           9,171
        Increase (decrease) in accounts
          payable and accrued expenses              (3,589)             887
        Decrease in accrued consulting
          and subcontracting services               (4,570)            (693)
                                              --------------  ---------------
            Net cash provided by (used for)
            operating activities                   (15,939)            5,635
                                              --------------  ---------------
   Cash flows used for investing activities:
     Payments for flight assets under
       construction                                 (3,948)          (8,339)
     Payments for building under
       construction                                   (446)          (2,046)
     Purchase of property and equipment and
       other assets                                 (2,061)            (687)
     Purchase of Johnson Engineering, net of
       cash acquired                               (25,344)                -
                                              --------------  ---------------
            Net cash used for investing
            activities                             (31,799)         (11,072)
                                              --------------  ---------------
   Cash flows provided by (used for)
   financing activities:
     Payment of note payable to Insurers              (500)            (500)
     Payment of  debt placement fees                      -          (3,822)
     Proceeds from issuance of convertible
       notes payable                                      -           63,250
     Payment of note payable to shareholder         (4,035)                -
     Proceeds from note payable                           -           13,413
     Payment of loan payable                        (1,412)                -
     Proceeds from issuance of common stock             145               66
                                              --------------  ---------------
            Net cash provided by (used for)
            financing activities                    (5,802)           72,407
                                              --------------  ---------------
            Net increase (decrease) in cash
             and cash equivalents                  (53,540)           66,970
   Cash and cash equivalents at beginning of
   period                                            92,327           12,887
                                              --------------  ---------------
   Cash and cash equivalents at end of period  $     38,787     $     79,857
                                              ==============  ===============





      See accompanying notes to unaudited condensed consolidated financial statements.

                   SPACEHAB, INCORPORATED AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and subsidiaries ("SPACEHAB" or the "Company") as of December 31, 1998, and the results of their operations for the three and six month periods ended December 31, 1998 and 1997 and their cash flows for the six months ended December 31, 1998 and 1997. However, the consolidated financial statements are unaudited, and do not include all related footnote disclosures. The consolidated results of operations for the three and six months ended December 31, 1998 and 1997 are not necessarily indicative of the results that may be expected for the full year. The Company's results of operations fluctuate significantly from quarter to quarter (see note 4). The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements appearing in the Company's Form 10-K for the year ended June 30, 1998.

2.  Earnings per Share:

In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which establishes new guidelines, for the calculations of earnings per share.


The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for the three and six-month periods ended December 31, 1998 and 1997, respectively:

(In thousands except   Three months ended          Three months ended
 per share data)        December 31, 1998           December 31, 1997
                      Income      Shares    Per    Income    Shares        Per
                                           Share                           Share
                   (Numerator)(Denominator)Amount(Numerator)(Denominator) Amount
                    ------------------------------------------------------------
 Basic EPS:
 Income available
 to common
 stockholders        $(1,851)  11,176,651 $(0.17)   $5,727   11,149,789   $0.51

 Effect of dilutive
 securities:
 Convertible notes
 payable                 -          -       -         $797    3,626,446       -
 Options and
 warrants                -          -       -          -        258,036       -
                        --------------------------------------------------------
 Diluted EPS:
 Income available
 to common
 stockholders        $(1,851)  11,176,651  $(0.17)  $6,524   15,034,271   $0.43


                       Six months ended                 Six months ended
                       December 31, 1998                December 31, 1997
                      Income     Shares     Per     Income     Shares       Per
                                           Share                           Share
                   (Numerator)(Denominator)Amount (Numerator)(Denominator)Amount
                        --------------------------------------------------------
 Basic EPS:
 Income available
 to common
 stockholders        $(1,438)  11,172,507  $(0.13)     $73   11,148,830   $0.01

 Effect of dilutive
 securities:
 Convertible notes
 payable                   -            -       -        -           -       -
 Options and
 warrants                  -            -       -        -      252,596      -
                        --------------------------------------------------------
 Diluted EPS:
 Income available
 to common
 stockholders :      $(1,438)  11,172,507  $(0.13)     $73   11,401,426   $0.01


Convertible   notes   payable   outstanding   as  of  December  31,  1998,
convertible into 4,642,202 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the three and six months ended December 31, 1998 or the six months ending
December 31, 1997 as the inclusion of the converted notes would be anti-dilutive for these periods.

Options and warrants to purchase 1,425,373 shares of common stock for the three month period ended December 31,1998, at prices ranging from $8.88 to $24.00 per share, were outstanding as of December 31, 1998 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares during the three months ended December 31, 1998. The options expire between February 19, 1999 and August 3, 2007.

Options and warrants to purchase 1,342,000 shares of common stock for the six months ending December 31, 1998, at prices ranging from $9.875 to $24.00 per share, were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares during the six months ended December 31, 1998. The options expire between February 19, 1999 and August 3, 2007.

Options and warrants to purchase 1,161,650 shares of common stock, at prices ranging from $11.00 to $14.88 per share, were outstanding for the three and six month periods ended December 31, 1997 but were not included in the computation of diluted EPS because the options' and warrants' exercise prices were greater than the average market price of the common shares during the three and six month periods ended December 31, 1997. The options expire between January 31, 1998 and October 21, 2004 and warrants expire between December 31, 1997 and June 21, 1998.


3.  Acquisition of Johnson Engineering:

On July 1, 1998, the Company acquired all of the outstanding shares of capital stock of Johnson Engineering Corporation ("Johnson Engineering"). Johnson Engineering performs several critical services for NASA including flight crew support services, operations, training and fabrication of mockups at NASA's Neutral Buoyancy Laboratory and at NASA's Mockup and Integration Laboratory, where astronauts train for both Space Shuttle and International Space Station missions. Johnson Engineering also designs and fabricates flight hardware, such as flight crew equipment and crew quarters habitability outfitting as well as provides stowage integration services. Johnson Engineering is also responsible for configuration management of the International Space Station
(ISS).

The Company paid approximately $25.3 million, including transaction costs, to acquire all of the capital stock of Johnson Engineering. The business combination is being accounted for using the purchase method under Accounting Principles Board Opinion No. 16, Business Combinations, (APB Opinion 16) to record the purchase of all the capital stock of Johnson Engineering. The purchase price has been allocated to the assets and liabilities acquired based on preliminary estimates of fair value as of the date of acquisition. Based on the allocation of the net assets acquired, goodwill of approximately $24.6 million was recorded. Such goodwill is being amortized on a straight-line basis over 25 years. The purchase price has been allocated as follows (in thousands):


            Cash                       $        2
            Prepaid and other  current
              assets                          306
            Accounts receivable, net        8,366
            Inventory                           5
            Property, plant and
            equipment, net                    446
            Other assets                      622
            Goodwill                       24,562
            Current liabilities           (8,070)
            Accrued contract costs          (928)
                                            ----
            Total purchase price         $ 25,311
                                         ========



APB Opinion 16 requires, for purchase business computations, the presentation of pro forma combined results of operations for the current year and the preceding year as if the combination had occurred at the beginning of the periods presented. The following unaudited pro forma consolidated results of operations are not necessarily indicative of actual or future results of operations.

(in thousands except per       Three Months             Six Months
 share data)                 Ended December 31,      Ended December 31,
                               1998         1997        1998           1997
                            ------------------------------------------------
 Revenue                  $   23,634  $    29,151   $   51,907     $   45,467
 Gross profit                  3,478       11,397       10,011          9,648
 Net income (loss)        $  (1,851)  $     5,708      (1,438)     $       21
                          ==========    ==========   ==========     =========

 Net income (loss) per
 share - diluted          $   (0.17)  $      0.43    $   (0.13)     $    0.00
                          ==========    ==========   =========      =========

4.  Revenue Recognition:

Under the Mir contract, revenue was recognized upon completion of each module flight, total contract revenue was allocated to each flight based on the amount of services the Company provided on the flight relative to total services provided for all flights under contract. Obligations associated with a specific mission, e.g., integration services, were also recognized upon completion of the mission. For the REALMS contract and for new contract awards for which the capability to successfully complete the contract can be reasonably assured and the costs at completion can be reliably estimated at
contract   inception,   revenue   is recognized   under   the
percentage-of-completion method. This percentage-of-completion method allows the Company to report revenue based on costs incurred on a per mission basis over the period of that mission. The percentage of completion method results in the recognition of revenue over the period of contract performance, thereby decreasing significant quarter by quarter fluctuations in reported revenue. Revenue provided by the Astrotech payload processing facilities is recognized ratably over the occupancy period of the satellites at the Astrotech facilities. Revenue provided by Johnson Engineering is primarily based on cost-plus award fee contracts, whereby revenue is recognized to the extent of costs incurred plus estimates of award fee revenues using the percentage-of-completion method. Award fees, which provide earnings based on the Company's contract performance as determined by NASA evaluations, are recorded when the amounts can be reasonably estimated, or are awarded.

5.  Statements of Cash Flows - Supplemental Information:

(a)   Cash  paid  for  interest  costs  was  $3.8  million  and $0.9 million for
the six months ended December 31, 1998 and 1997, respectively.   The  Company
capitalized interest of approximately $1.2 million and $0.8 million during the six months ended December 31, 1998 and 1997, respectively.

(b) The Company paid $4 thousand and $1.4 million for income taxes during the six months ended December 31, 1998 and 1997, respectively.


6.  Credit Facilities:

On June 16, 1997, the Company entered into a $10.0 million line of credit agreement with a financial institution. Outstanding balances on the line of credit accrue interest at either the lender's prime rate or a LIBOR-based rate, and are collateralized by certain assets of the Company. The term of the agreement is through October 1999. As of December 31, 1998, the Company had not drawn against the line of credit.

On July 14, 1997, the Company's wholly owned subsidiary, Astrotech, entered into a five-year credit facility with a financial institution for loans of up to $15.0 million. This loan is collateralized by the assets of Astrotech and certain other assets of the Company, and is guaranteed by the Company. Interest accrues at LIBOR plus three percent. As of December 31, 1998, the Company had drawn $14.1 million against this loan. As of December 31, 1998 and
1997, the outstanding balance on this loan was $10.6 million and $13.4 million, respectively.

In October 1997, the Company completed a private placement offering for $63.3 million of aggregate principal of 8% Convertible Subordinated Notes due 2007. Interest is payable semi-annually. The notes are convertible into the common stock of the Company at a rate of $13.625 per share. This offering provided the Company with net proceeds of approximately $59.9 million to be used for capital expenditures associated with the development and construction of space related assets, the purchase of Johnson Engineering and for other general corporate purposes.

In December 1998, the Company amended the agreement with Alenia Spazio S.p.A., a shareholder, relative to subordinated notes payable with an outstanding principal balance of $11.9 million and due in August 2001. In exchange for payment of $4.0 million of principal payable on or before December 31, 1998, Alenia agreed to waive the interest payment due for the quarter ended December 31, 1998 and reduce the annual interest rate on the subordinated notes from 12% to 10% on the outstanding balance as of January 1, 1999. The interest expense benefit,$0.4 million for the payment waived, is being amortized over the remaining term of the loan which is due August 2001. Beginning January 1, 1999, the same interest rate will be applied to the senior debt (the Insurers' note) that has an outstanding balance of $1.0 million as of December 31, 1998.



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

The Company currently operates under two contracts with NASA: the Research and Logistics Module Services Contract, (the "REALMS Contract"), a $87.8 million contract for two research missions aboard the Space Shuttle and two logistics missions to resupply the International Space Station; and, the Flight Crew Systems Development Contract (the "FCSD Contract") currently a $324.9 million multitask cost-plus-award and incentive-fee contract, that commenced in May 1993 and will conclude in April 2001. The value of the NASA portion of the REALMS contract is $63.0 million for four firm missions and the commercial value is currently $24.8 million. The Company has the potential to increase the total REALMS contract value by additional $12.5 million through module usage sales to commercial customers for microgravity space research such as the European Space Agency (ESA), the National Space Development Agency of Japan (NASDA) and the Canadian Space Agency (CSA). The first mission under the REALMS Contract, STS-95 which carried Senator John Glenn back into space, was completed in October 1998. The three remaining flights are scheduled for launch in May 1999, October 1999 and December 2000. Under the FCSD Contract, Johnson Engineering provides a variety of critical crew training, support and manufacturing functions on a cost plus award fee and incentive fee basis.

Revenue

      SPACEHAB generates revenue by: (i) providing lockers and/or volume within the SPACEHAB Modules; (ii) integration and operations support services provided to scientists and researchers responsible for the experiments; and/or
(iii)  from NASA or  International  Agencies  to carry  logistics  supplies  for
Module  missions  aboard  the  Shuttle  system.  Under  the  Mir  Contract,  the
Company recognized revenue only at the completion of each Space Shuttle mission utilizing Company assets. Accordingly, the Company's quarterly revenue and profits had fluctuated dramatically based on NASA's launch schedule and will continue to do so under any contract for which revenue is recognized only upon completion of a mission. For the REALMS contract and for future contract awards for which the capability to successfully complete the contract can be demonstrated at contract inception, revenue recognition under the percentage-of-completion method is being reported based on costs incurred on a per mission basis over the period of the mission. The percentage-of-completion method results in the recognition of revenue over the period of contract performance, thereby significantly decreasing the quarter-by-quarter fluctuations in reported revenue.

      Astrotech revenue is derived from various multiyear fixed price contracts with satellite and launch vehicle manufacturers. The services and facilities Astrotech provides to its customers support the final assembly, checkout and countdown functions associated with preparing a satellite for launch. This preparation includes: the final assembly and checkout of the satellite, installation of the solid rocket motors, loading of the liquid propellant, encapsulation of the satellite in the launch vehicle, transportation to the launch pad and command and control of the satellite during pre-launch countdown. Revenue provided by the Astrotech payload processing facilities is recognized ratably over the occupancy period of the satellites in the Astrotech facilities. In addition, Astrotech expects to generate additional revenue from an exclusive multiyear agreement to process all Sea Launch program payloads at the Boeing facility in Long Beach, California.

      Johnson Engineering generates revenue primarily from its multiyear cost plus award and incentive-fee contract with NASA. Johnson Engineering's flight crew support services include operations, training and fabrication of mockups at NASA's Neutral Buoyancy Laboratory, and at NASA's Mockup and Integration Laboratory, where astronauts train for both Space Shuttle and International Space Station missions. Johnson Engineering also designs and fabricates flight hardware including flight crew equipment and crew quarters habitability outfitting and provides stowage integration services. Johnson is also responsible for configuration management of the ISS. Revenue provided by Johnson Engineering is recognized to the extent of costs incurred plus award fee using the percentage of completion method, measured on costs incurred. Award fees, which provide earnings based on contract performance as determined by periodic NASA evaluations, are recorded when the amounts can be reasonably estimated or are awarded.

Costs of Revenue

      Costs  of  revenue  for  SPACEHAB   missions   include   integration   and
operations expenses associated with the performance of three types of efforts: (i) sustaining engineering in support of all missions under a contract, (ii) mission specific support and (iii) other costs of revenue including depreciation expense, related insurance, costs associated with the Astrotech payload processing facilities and Johnson Engineering costs under the FCSD Contract. Expenses associated with sustaining engineering are expensed as incurred.


RESULTS OF OPERATIONS

For the three months ended December 31, 1998 as compared to the three months ended December 31, 1997.


      Revenue. Revenue increased by 33% to approximately $23.6 million as compared to $17.8 million for the three months ended December 31, 1998 and 1997, respectively. Revenue of $9.4 million was recognized from the REALMS contract with NASA and with related commercial customers, $11.9 million from Johnson Engineering under the FCSD contract and $2.3 million from Astrotech. In contrast, for the quarter ended December 31, 1997, revenue of $13.6 million was recognized for the fifth Mir mission upon the return of the module, $1.7 million was recognized under the REALMS contract for both NASA and related commercial customers and revenue of $2.5 million was generated by Astrotech. Johnson's revenue was reduced during the quarter ended December 31, 1998 by $0.7 million as the result of the receipt of their award score, for the award period April-September 1998, which was lower than accrued and resulted in no fee earned for the period. The fee reduction addressed performance at Johnson prior to its acquisition by SPACEHAB. Corrective action has been taken and the award score has been appealed to NASA. For the current award period, Johnson has been recognizing revenue based on an anticipated award score of 75%, which management of the Company believes is reasonable based on its understanding of the reasons for the low score and the corrective actions taken by the Company in response to the customer's concerns. There can be no assurance that Johnson will achieve that score.

      Costs of Revenue. Costs of revenue for the quarter ended December 31, 1998 increased by 254% to $20.2 million, as compared to $7.9 million for the prior year's quarter. This significant increase is due to the inclusion of Johnson Engineering's costs of $11.6 million, primarily for costs incurred in support of the FCSD contract. For the quarter ended December 31, 1998, integration and operations costs for the REALMS and related commercial customer contracts were $6.2 million, $1.1 million for Astrotech payload processing and $1.3 million of depreciation expense. For the three months ended December 1997, the components of costs of revenue include integration and operations costs under the Mir contract of $4.6 million, $1.0 million under the REALMS and related commercial customer contracts, $1.1 million for Astrotech payload processing, and depreciation expense of $1.2 million.

      Operating Expenses. Operating expenses increased approximately 37% to approximately $5.5 million for the three months ended December 31, 1998 as compared to approximately $4.0 million for the three months ended December 31, 1997. This increase is due primarily to the Company's efforts to increase staff during fiscal year 1998 by adding strength in engineering, design and research and development capabilities and also reflects the additional costs of approximately $0.7 million incurred for operating the Johnson Engineering subsidiary, which was acquired in July 1998. Research and development costs were essentially the same for the two corresponding periods.

      Interest and Other Expense. Interest expense was approximately $1.2 million for the three months ended December 31, 1998 as compared to approximately $1.2 million for the three months ended December 31, 1997. There was also approximately $0.6 million and $0.5 million of interest capitalized for the quarters ended December 31, 1998 and 1997, respectively. Interest was capitalized based on the construction of the Company's research module with double module hardware, the ICC and an additional facilities being constructed by Astrotech.

            Interest and Other Income. Interest and other income was approximately $0.9 million and $1.1 million for the three months ended December 31, 1998 and 1997, respectively. Interest is earned on the Company's short-term investments of proceeds received from the Company's debt financings completed during July and October 1997.

Income Taxes. Based on the Company's projected taxable earnings for fiscal year 1999, the Company has recorded a $0.5 million income tax benefit for the quarter ended December 31, 1998.

      Net Income (Loss). Net income (loss) was approximately ($1.9) million and $5.7 million for the quarter ended December 31, 1998 and 1997, respectively. Basic earnings per share for the quarter ended December 31, 1998 and 1997 was ($0.17) per share on 11,176,651 shares and $0.51 per share on 11,149,789 shares, respectively. Diluted earnings per share for the quarter ended December 31, 1998 and 1997 were ($0.17) per share on 11,176,762 shares and $0.43 per share on 15,034,271 shares, respectively.


For the six months ended December 31, 1998 as compared to the six months ended December 31, 1997.

      Revenue. Revenue increased by 156% to $51.9 million as compared to $20.3 million for the six months ended December 31, 1998 and 1997, respectively. Revenue recognized during the six months ended December 31, 1998 was from: REALMS and commercial customer contracts of $20.8 million; Astrotech operations of $4.8 million and Johnson Engineering operations of $26.3 million primarily under the FCSD contract. Conversely, for the six months ended December 31, 1997 the Company's revenue was attributable to the fifth mission under the Mir Contract of $13.6 million, REALMS and commercial customer contracts of $1.7 million and Astrotech operations of $5.0 million. Johnson's revenue was reduced during the quarter ended December 31, 1998 by $0.7 million as the result of the receipt of their award score, for the award period April-September 1998, which was lower than accrued and resulted in no fee earned for the period. The fee reduction addressed performance at Johnson prior to its acquisition by SPACEHAB. Corrective action has been taken and the award score has been appealed to NASA. For the current award period, Johnson has been recognizing revenue based on an anticipated award score of 75%, which management of the Company believes is reasonable based on its understanding of the reasons for the low score and the corrective actions taken by the Company in response to the customer's concerns. There can be no assurance that Johnson will achieve that score.

Costs of  Revenue.  Costs of revenue  for the six months  ended  December
31, 1998 increased 318% to $41.9 million, as compared to $13.2 million for six months ended December 31, 1997. The primary components of costs of revenue for the six months ended December 31, 1998 include integration and operation costs under the REALMS and commercial customer contracts of $12.3 million,
Astrotech operations $2.3 million and Johnson Engineering $24.8 million. Depreciation expense for the period was $2.5 million. In contrast, the primary components of costs of revenue for the six months ended December 31, 1997 included integration and operations costs under the Mir contract of $7.5 million, REALMS and commercial customers contracts of $1.1 million, and Astrotech operations of $2.1 million. Depreciation expense for the period was $2.5 million.

   Operating Expenses. Operating expenses increased by approximately 42% to approximately $9.9 million for the six months ended December 31, 1998 as compared to approximately $6.9 million for the six months ended December 31, 1997. This increase is due primarily to the Company's efforts to increase staff, adding strength in engineering, design and research and development capabilities during fiscal year 1998. In addition, $1.4 million of costs were incurred for operating Johnson Engineering. Research and development expense is similar to the prior year.

   Interest and Other Expense. Interest and other expense was approximately $3.2 million for the six months ended December 31, 1998 as compared to approximately $1.4 million for the six months ended December 31, 1997. There was approximately $1.2 million and $0.8 million of capitalized interest for the six months ended December 31, 1998 and 1997, respectively. Interest for the current fiscal year is capitalized primarily on the construction of the Company's science module with adapter hardware, the ICC and an additional payload processing facility being constructed by Astrotech. The increase in interest expense between the two periods is due primarily to the interest accrued on the convertible notes that were issued on
October 21, 1997.     Additionally during the six months  ended  December  31,
1998, the Company recognized $0.6 million in other expense related to costs associated with a debt offering that the Company canceled in July.

   Interest and Other Income. Interest and other income was approximately $1.4 million for the six months ended December 31, 1998 and 1997. Interest income is due to short-term interest earned by the Company for the investment of proceeds received from the Company's credit facilities.

Income Taxes. Based on the Company's projected taxable earnings for fiscal year 1999, the Company has recorded a $0.2 million income tax benefit for the six months ended December 31, 1999.

    Net Income (Loss). Net income (loss) was approximately ($1.4) million, or ($0.13) per share (basic and diluted EPS), on 11,172,507 shares as compared to $0.1 million, or $0.01 per share (basic EPS and diluted), for the six months ended December 31, 1997, on 11,148,830 shares and 11,401,426 respectively.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its capital expenditures, research and development and working capital requirements with progress payments under its various contracts, as well as with proceeds received from private debt and equity offerings and borrowings under credit facilities. During December 1995, SPACEHAB completed an initial public offering of common stock (the "Offering"), which provided the Company with net proceeds of approximately $43.5 million. In June 1997, the Company signed an agreement with a financial institution securing a $10.0 million revolving line of credit (the "Revolving Line of Credit") that the Company may use for working capital purposes. As of December 31, 1998, no amounts were drawn on this line of credit. In July 1997, Astrotech obtained a five-year term loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB, and provides for draws of up to $15.0 million for general corporate purposes. As of December 31, 1998, the Company had drawn $14.1 million on this loan and had an outstanding balance on that date of $10.6 million. On October 21, 1997, the Company completed a private placement offering of convertible subordinated notes (the "Notes Offering"), which provided the Company with net proceeds of approximately $59.9 million to be used for capital expenditures associated with the development and construction of space related assets, the purchase of Johnson Engineering, and for general corporate purposes. In December 1998, the Company amended its agreement with Alenia Spazio S.p.A. relative to subordinated notes payable with an outstanding balance of $11.9 million. In exchange for payment of $4.0 million of principal, Alenia agreed to reduce the annual interest rate from 12% to 10% on the outstanding balance as of January 1, 1999 and the interest payment due for the quarter ended December 31, 1998 was waived. An agreement with the senior debt holders under the Insurers' note requires that the same interest rate be applied to the senior debt with an outstanding balance of $1.0 million as of December 31, 1998.

For the period ended December 31, 1998, the Company was in breach of certain loan covenants of the term loan and line of credit facility. The covenants had been negotiated prior to the acquisition of Johnson Engineering. While the Company has not drawn against the line of credit, covenant waivers were requested and received from both lending institutions. The Company is in the process or renegotiating the loan covenants.

   Cash Flows from Operating Activities. Cash flows provided by (used for) operating activities for the six months ended December 31, 1998 and 1997, were ($15.9) million and $5.6 million respectively. The decrease in cash flows provided by operating activities for the current period is due to a number of factors. Deferred flight revenue decreased by $4.5 million during the six months ended December 31, 1998. Accrued consulting and subcontracting services decreased by $4.6 million. Accounts payable decreased by $3.0 million. Accounts receivable increased by $3.6 million related to missions currently under contract.

   Cash Flows from Investing Activities. For the six months ended December 31, 1998 and 1997, cash flows used for investing activities consisted primarily of capital expenditures related to the acquisition of Johnson Engineering in July 1998 for $25.3 million. Additional investing included approximately $3.9 million attributable to the construction of the ICC system and the Company's research module with adapter hardware. $0.5 million was invested in the expansion of the Astrotech facilities, $1.2 million for the purchase of additional property and equipment and $0.8 million in a joint venture with Guigne Technologies Limited.

   Cash Flows from Financing Activities. Cash flows provided by (used for) financing activities were approximately ($5.8) million and $72.4 million for the six months ended December 31, 1998 and 1997, respectively. During the period ended December 31, 1998, the Company made an early payment of $4.0 million of Alenia debt in exchange for a lower interest rate and a waiver of interest expense due and payable for the quarter ended December 31, 1998. Additional payments were made on outstanding debt of $1.9 million. During the six months ended December 31, 1997, the Company received net proceeds of approximately $13.4 million under the Term Loan Agreement. In August 1997, the Company also made the first payment of $0.5 million under the Credit Agreement. In October 1997, the Company received net proceeds of approximately $59.9 million by completing an offering of $55.0 million of its 8% Convertible Subordinated Notes due 2007 as well as exercise of the underwriters' over-allotment for an additional $8.3 million.

The Company believes that cash flows from the Notes Offering, the Term Loan Agreement, the Revolving Line of Credit and other current financing activities will be sufficient to meet any cash flow requirements from operations and other funding requirements for capital asset construction and development for at least the next twelve months.

Recent Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes new procedures and requirements for the (i) determination of business segments and
(ii) presentation and disclosure of segment information. The Company is required to adopt the provisions of SFAS 131 for the year ended June 30, 1999.


Year 2000 Readiness Disclosure Statement

The Year 2000 ("Y2K") issue is the result of computer programs that were written using two digits rather than four to define the applicable year. Any computer program that has date-sensitive software may recognize the date using "00" as the year 1900 rather than the year 2000. This error could result in systems failures and computational errors causing disruptions of operations, including, among other things, the temporary inability to process transactions, send invoices or engage in similar normal business activities.

SPACEHAB has established a Y2K program to address both information-technology ("IT") and non-IT problems that may exist within the SPACEHAB system, including its vendors and customers, e.g.- NASA and the Space Shuttle. SPACEHAB's Y2K program is divided into five major phases- Awareness and Risk Assessment, Inventory and Risk Assessment, Repair, Replacement and Renovation, Verification and Validation, and Implementation and Monitoring.

Phases

AWARENESS AND RISK ASSESSMENT- This phase is intended to ensure the establishment of the Y2K program and the awareness of potential risks and issues. This phase involves communicating the status and progress of the Y2K program within SPACEHAB and to third parties. It is an on-going activity and will continue as SPACEHAB proceeds through the other phases.

INVENTORY AND RISK ASSESSMENT- This phase involves taking an inventory of SPACEHAB hardware, software and infrastructure to identify those systems that are and are not Y2K compatible. The emphasis is on those items, which are believed by SPACEHAB to have a significant impact on the business from a financial, legal or service perspective. While this process is ongoing, SPACEHAB estimates that this phase is substantially complete for Company owned hardware and software. SPACEHAB is in the process of surveying third party vendors to determine their state of readiness.

REPAIR, REPLACEMENT AND RENOVATION- This phase, also known as "conversion", is intended to ensure that the appropriate items identified in the preceding phase are upgraded to meet the Y2K compliance criteria. Material repairs, replacements and renovations will be substantially complete by the end of the current fiscal year for systems that are under direct control of SPACEHAB. No assessment of completion dates are available for which third parties are responsible until the completion of that portion of the Inventory and Risk Assessment phase.

VERIFICATION AND VALIDATION- This phase ensures that critical processes, systems and infrastructure are verified and tested to ensure Y2K issues will not cause major disruptions in the on-going operations and business of the Company. Verification and testing of systems under SPACEHAB's direct control will be performed by SPACEHAB personnel and personnel of Spacehab's major subcontractor, Boeing. SPACEHAB expects that all testing of these systems will be complete by the end of the Company's fiscal year.

IMPLEMENTATION AND MONITORING- Y2K upgrades are and will be installed into SPACEHAB's operating systems as necessary. Monitoring will be employed to ensure that unforeseen Y2K critical items are appropriately prioritized for correction. SPACEHAB's implementation and monitoring activities are ongoing.


State of Readiness

While there is uncertainty inherent in the Y2K problem resulting in large part from the uncertainty of the readiness of third party vendors, SPACEHAB's progress towards completing risk assessment within the SPACEHAB systems is expected to be completed before the end of 1999.

A) Based on an ongoing assessment, the Company has determined that the vast majority of the hardware and software used in its administrative functions are Y2K compliant. The computers that are not compliant will be replaced during 1999.

B) Some computer hardware used in the operations function of SPACEHAB will require upgrading. The computers at SPACEHAB's Payload Process Facility in Florida used for ground support electrical testing (GSE) are antiquated, inefficient and are not Y2K compatible. A proposal has been to upgrade those systems during 1999.

C) Surveys and/or questionnaires are being sent to those third parties that might have an impact on SPACEHAB's business to determine their state of readiness. Those third parties include; NASA, Boeing, Lockheed-Martin and the various utility service companies serving our locations.

Costs

The costs associated with required modifications to become Y2K compliant are not expected to be material to SPACEHAB's financial position or results of operations. The current estimate to become Y2K compliant is minimal, approximately $0.2 million, for the replacement of all hardware and software. This estimate excludes system enhancements, modifications and upgrades to replace inefficient and antiquated GSE equipment. The costs of the Year 2000 program are being expensed as incurred.

Risks

In a likely worse case scenario, the failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations, including operations that are essential to the provision of SPACEHAB's services. Due to the general uncertainty inherent in the Y2K problem, resulting in major part from the state of readiness of third parties, SPACEHAB is unable to determine at this time whether the consequences of Y2K failures will have a material impact on SPACEHAB's results of operations, liquidity or financial condition. The potential Y2K impacts from third parties include; the failure of the utility companies and power grids, NASA and the shuttle in particular and from the customer owned IT systems which are located at Astrotech's payload processing facilities.

Contingency Plans

After gathering information from SPACEHAB's Y2K readiness program and to prepare for the possibility that certain information systems or third parties will not be Y2K compliant, SPACEHAB intends to develop appropriate contingency plans. The GSE at SPACEHAB's payload processing facility in Florida, while not Y2K compliant, is still usable. The only functionality of the GSE that is expected to be impaired is the printing of the correct date on computer generated reports.

Readers are cautioned that the discussion of SPACEHAB's efforts and expectations related to Year 2000 are forward looking statements and should be read in conjunction with SPACEHAB's disclosure under "Management's Discussion and Analysis of Financial Condition and Results of Operations- Forward Looking Statements."

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      NONE


ITEM 2.  CHANGES IN SECURITIES

      NONE


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      The Annual Meeting of  Shareholders was held on October  20, 1998.

      ( a )       At the Annual Meeting of Shareholders, the existing Board of
Directors stood for and were duly reelected, with each nominee receiving a vote of at least 8,731,770 votes.
           The reelected directors are:
           Hironori Aihara
           Robert A. Citron
           Dr. Edward E. David, Jr.
           Dr. Shelley Harrison
           Dr. Shi H. Huang
           Chester M. Lee
           Gordon S. Macklin
           Dr. Brad M. Meslin
           Dr. Udo Pollvogt
           Alvin L. Reeser
           James R. Thompson
           Giuseppe Viriglio
      ( b ) The appointment of KPMG LLP as the Company's  independent auditors for fiscal year 1999 was also approved and ratified.
For 9,386,175           Against     830         Abstain     11,155




ITEM 5.  OTHER INFORMATION

      NONE





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The separate Index to Exhibits accompanying this filing is incorporated herein by reference.

(b)   Reports on Form 8-K.

         None

      Exhibit No.             Description of Exhibits

10.85 Letter Agreement between the Company and Alenia Aerospazio

10.86 Employment and Non-Interference Agreement dated July 1, 1998 between the
                  Company and William A. Jackson

10.87 Employment and Non-Interference Agreement dated July 1, 1998 between the
                  Company and Eugene A. Cernan

10.88 Employment and Non-Interference Agreement dated July 1, 1998 between the
                  Company and W.T. Short

10.89 Modification S/A 14 to NAS9-97199 dated November 25, 1998, between the
                  Company and NASA

      11.         Statement regarding Computation of Earnings Per Common Share.

      27          Financial Data Schedule

                                  Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SPACEHAB, INCORPORATED




       Date: February 16, 1999        /s/ Mark A. Kissman
                                      ----------------------------------
                                      Mark A. Kissman
                                      Vice President, Finance
                                      and Chief Financial Officer


                                      /s/ David A. Rossi
                                      ----------------------------------
                                      David A. Rossi
                                      President and Chief Operating
                                      Officer