Form 10-Q
period 1999-03-31
SPACEHAB INC \WA\
filed 1999-05-13
CIK 1001907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
           For the quarterly period ended...............March 31, 1999



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
                                                                No. 91-1273737


The number of shares of Common Stock outstanding as of the close of business on April 30, 1999:


          Class                          Number of Shares Outstanding
          Common Stock                                  11,205,310


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

                     SPACEHAB, INCORPORATED AND SUBSIDIARIES
                  MARCH 31, 1999 QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS




PART 1       FINANCIAL INFORMATION                                          Page
                                                                            ----
  Item 1.    Unaudited Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets as of March 31, 1999
             and June 30, 1998                                                 3

             Condensed Consolidated Statements of Operations for the Three
             and Nine Months ended March 31, 1999 and 1998                     4

             Condensed Consolidated Statements of Cash Flows for the
             Nine Months ended March 31, 1999 and 1998                         5

             Notes to Unaudited Condensed Consolidated Financial Statements    6


  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        10


PART II -    OTHER INFORMATION


  Item 6.    Exhibits and Reports on Form 8-K                                 18

PART 1:  FINANCIAL INFORMATION
Item 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     SPACEHAB, INCORPORATED AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


(In thousands, except share data)                                             March 31,                 June 30,
                                                                                1999                      1998
                                                                             (unaudited)               (audited)
                                                                         --------------------      -------------------
                              ASSETS
Cash and cash equivalents                                                       $     32,726              $     2,327
Receivables, net                                                                      13,553                    5,979
Prepaid expenses and other current assets                                              2,060                      550
                                                                         --------------------      -------------------
     Total current assets                                                             48,339                   98,856
Property, plant and equipment, net of
 Accumulated depreciation and amortization
 Of $47,745 and $43,338                                                              124,642                  112,588
Goodwill, net of accumulated amortization of $1,090 and $230                          26,262                    3,224
Other assets, net                                                                      6,689                    5,936
                                                                         --------------------      -------------------
     Total assets                                                               $    205,932              $   220,604
                                                                         ====================      ===================


                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Loan payable, current portion                                              $      2,824              $     2,824
     Loan payable under credit agreement, current portion                                333                      500
     Accounts payable and accrued expenses                                            11,299                    6,204
     Accrued subcontracting services                                                   7,145                   13,177
     Deferred revenue                                                                  7,880                   13,491
                                                                         --------------------      -------------------
          Total current liabilities                                                   29,481                   36,196

Accrued contract costs                                                                   928                        -
Notes payable to shareholder                                                           7,860                   11,895
Loan payable under credit agreement, net of current portion                              667                    1,000
Loan payable, net of current portion                                                   7,059                    9,177
Convertible notes payable                                                             63,250                   63,250
Deferred income taxes                                                                  2,094                    2,678
                                                                         --------------------      -------------------
          Total liabilities                                                          111,339                  124,196

Stockholders' equity:
    Common stock, no par value, authorized
       30,000,000 shares, issued and outstanding
       11,204,762 and 11,168,161 shares, respectively                                 81,403                   81,239
     Additional paid-in capital                                                           16                       16
     Retained earnings                                                                13,174                   15,153
                                                                         --------------------      -------------------
          Total stockholders' equity                                                  94,593                   96,408
                                                                         --------------------      -------------------
          Total liabilities and stockholders' equity                            $    205,932              $   220,604
                                                                         ====================      ===================


See accompanying notes to unaudited condensed consolidated financial statements.


                     SPACEHAB, INCORPORATED AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Operations


                                                                   Three Months                         Nine Months
(In thousands, except share data)                                Ended March 31,                      Ended March 31,
                                                         --------------------------------     ---------------------------------
                                                             1999               1998                1999              1998
                                                         --------------    --------------     ---------------   ---------------
Revenue                                                   $      26,693    $       18,997      $       78,600    $       39,290
Costs of revenue:
   Integration and operations                                    17,539             7,132              50,776            17,079
   Depreciation                                                   1,309             1,232               3,827             3,678
   Insurance and other direct costs                                 658               697               3,439             1,464
   Indirect costs                                                 2,450               386               6,617               950
                                                         --------------   ---------------     ---------------   ---------------
      Total costs of revenue                                     21,956             9,447              64,659            23,171
Gross profit                                                      4,737             9,550              13,941            16,119
Operating expenses:
   Marketing, general and administrative                          3,691             3,018              10,781             7,794
   Research and development                                         708             1,318               2,678             3,070
                                                         --------------   ---------------      --------------   ---------------
      Total operating expenses                                    4,399             4,336              13,459            10,864
                                                         --------------   ---------------     ---------------   ---------------
      Income from operations                                        338             5,214                 482             5,255
Interest expense, net of capitalized amounts                      1,252             1,253               3,910             2,632
Interest and other income                                          (422)             (930)             (1,859)           (2,341)
Other expense                                                        46                 -                 596                 -
                                                         --------------   ---------------     ---------------   ---------------
      Income (loss) before income taxes                            (538)            4,891              (2,165)            4,964
Income tax expense (benefit)                                          3                 -                (186)                -
                                                         --------------   ---------------     ---------------   ---------------
      Net income (loss)                                   $        (541)   $        4,891      $       (1,979)   $        4,964
                                                         ==============   ===============     ===============   ===============

Basic earnings per share:
Net income (loss) per share- basic                        $       (0.05)   $         0.44      $        (0.18)   $         0.45
                                                         ==============   ===============     ===============   ===============
Shares used in computing net income (loss)
   per share- basic                                          11,189,242        11,156,274          11,178,004        11,152,312
                                                         ==============   ===============     ===============   ===============
Diluted earnings per share:
Net income (loss) per share - diluted                     $       (0.05)   $         0.37      $        (0.18)   $         0.44
                                                         ==============   ===============     ===============   ===============
Shares used in computing net income (loss)
   per share - assuming dilution                             11,189,242        16,062,335          11,178,004        11,407,595
                                                         ==============   ===============     ===============   ===============





See accompanying notes to unaudited condensed consolidated financial statements.


                     SPACEHAB, INCORPORATED AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows


(In thousands)                                                         Nine Months Ended March 31,
                                                                       1999                    1998
                                                               ---------------------   ---------------------
Cash flows provided by (used for) operating activities:
  Net income (loss)                                               $          (1,979)      $           4,964
  Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities:
   Depreciation and amortization                                              5,661                   4,456
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                                 792                  (7,796)
     Increase in prepaid and other
       Current assets                                                        (1,204)                 (1,567)
     Increase in deferred mission costs                                           -                    (479)
     Increase in other assets                                                  (204)                 (1,775)
     Increase (decrease) in deferred  revenue                                (4,044)                 16,274

     Increase (decrease) in accounts payable
       and accrued expenses                                                  (2,374)                  2,248
     Decrease in advanced billings                                           (1,567)                   (470)
     Increase (decrease) in accrued consulting
       and subcontracting services                                           (6,032)                  1,736
                                                               ---------------------   ---------------------
         Net cash provided by (used for) operating activities               (10,951)                 17,591
                                                               ---------------------   ---------------------
Cash flows used for investing activities:
  Payments for flight assets under construction                             (12,893)                (13,360)
  Payments for building under construction                                   (1,020)                 (3,205)
  Investment in joint venture                                                  (800)                      -
  Purchase of property and equipment and other assets                        (2,104)                   (505)
  Purchase of Johnson Engineering, net of cash acquired                     (25,344)                      -
                                                               ---------------------   ---------------------
         Net cash used for investing activities                             (42,161)                (17,070)
                                                               ---------------------   ---------------------
Cash flows provided by (used for) financing activities:
  Payment of note payable to Insurers                                          (500)                   (500)
  Payment of  debt placement fees                                                 -                  (4,043)
  Proceeds from issuance of convertible notes payable                             -                  63,250
  Payment of note payable to shareholder                                     (4,035)                      -
  Proceeds from note payable                                                      -                  14,119
  Payment of loan payable                                                    (2,118)                 (1,412)
  Proceeds from issuance of common stock                                        164                     140
                                                               ---------------------   ---------------------
         Net cash provided by (used for) financing activities                (6,489)                 71,554
                                                               ---------------------   ---------------------
         Net increase (decrease) in cash
           and cash equivalents                                             (59,601)                 72,075
Cash and cash equivalents at beginning of period                             92,327                  12,887
                                                               ---------------------   ---------------------
Cash and cash equivalents at end of period                        $          32,726       $          84,962
                                                               =====================   =====================





See accompanying notes to unaudited condensed consolidated financial statements.

                     SPACEHAB, INCORPORATED AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and subsidiaries ("SPACEHAB" or the "Company") as of March 31, 1999, and the results of their operations for the three and nine month periods ended March 31, 1999 and 1998 and their cash flows for the nine months ended March 31, 1999 and 1998. However, the consolidated financial statements are unaudited, and do not include all related footnote disclosures. Certain items in cost of revenues, S,G&A and R&D for the three and nine months ending March 31, 1998 have been reclassified to conform with the 1999 consolidated financial statement presentation (see accompanying table). Management believes that the reclassifications of costs provides better matching of the specific activities to the costs incurred in conjunction with such activities.

The consolidated results of operations for the three and nine months ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full year. The Company's results of operations have fluctuated significantly from quarter to quarter (see note 4). The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements appearing in the Company's Form 10-K for the year ended June 30, 1998.

                                               Three Months Ended          Nine Months Ended           Six  Months Ended

(In thousands)                                  March     31, 1998         March     31, 1998       December     31, 1998

                                                        Reclassified                Reclassified                Reclassified
                                               As       Statement of        As      Statement of       As       Statement of
                                            Reported     Operations      Reported    Operations     Reported     Operations
------------------------------------------ ----------- --------------  ----------- -------------- ------------ ---------------

Revenue                                       $18,997        $ 18,997      $39,290        $39,290      $51,907        $ 51,907
Costs of revenue:
  Integration & Operations                      7,563           7,132       18,380         17,079       33,237          33,237
  Depreciation                                    979           1,232        3,936          3,678        2,517           2,517
  Insurance & other direct costs                  520             697          915          1,464        6,142           2,781
  Indirect costs                                    0             386            0            950            0           4,167
                                           ----------- --------------  ----------- -------------- ------------ ---------------
 Total costs of revenue                         9,062           9,447       22,221         23,171       41,896          42,702
 Gross profit                                   9,935           9,550       17,069         16,119       10,011           9,205

Operating expenses:
  Marketing, general & administrative           3,980           3,018       10,021          7,794        8,857           7,090
  Research and development                        741           1,318        1,793          3,070        1,010           1,971
                                           ----------- --------------  ----------- -------------- ------------ ---------------
  Total operating expenses                      4,721           4,336       11,814         10,864        9,867           9,061
Income (loss) from operations                 $ 5,214        $  5,214      $ 5,255        $ 5,255      $   144        $    144
                                           ----------- --------------  ----------- -------------- ------------ ---------------


2.  Earnings per Share:

The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine-month periods ended March 31, 1999 and 1998, respectively:


(In thousands except                        Three months ended March 31, 1999       Three months ended March 31, 1998
share data)                                  Income         Shares      Per Share     Income        Shares      Per Share
                                           (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)     Amount
                                         ----------------------------------------------------------------------------------
           Basic EPS:
           Income available to
           common stockholders               $(541)     11,189,242     $(0.05)       $4,891    11,156,274        $0.44

           Effect of dilutive
           securities:
           Convertible notes payable             -               -          -        $  991     4,642,202            -
           Options and warrants                  -               -          -             -       263,859            -
                                         ----------------------------------------------------------------------------------

           Diluted EPS:
           Income available to
           common stockholders               $(541)     11,189,242     $(0.05)       $5,882    16,062,335        $0.37


                                              Nine months ended March 31, 1999        Nine months ended March 31, 1998
                                             Income         Shares      Per Share     Income        Shares      Per Share
                                           (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)     Amount
                                         ----------------------------------------------------------------------------------
           Basic EPS:
           Income available to
           common stockholders             $ (1,979)    11,178,004     $(0.18)       $4,964    11,151,312        $0.45

           Effect of dilutive
           securities:
           Convertible notes payable              -              -          -             -             -            -
           Options and warrants                   -              -          -             -       256,283            -
                                         ----------------------------------------------------------------------------------

           Diluted EPS:
            Income available to
           common stockholders :            $(1,979)    11,178,004     $(0.18)       $4,964    11,407,595        $0.44




Convertible notes payable outstanding as of March 31, 1999, convertible into 4,642,202 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the three and nine months ended March 31, 1999 or the nine months ended March 31, 1998 as the inclusion of the converted notes would be anti-dilutive for these periods.

Options and warrants to purchase 1,468,508 shares of common stock for the three month period ended March 31, 1999, at prices ranging from $8.875 to $24.00 per share, were outstanding as of March 31, 1999 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares during the three months ended March 31, 1999. These options expire between June 24, 1999 and August 3, 2007.

Options and warrants to purchase 1,352,943 shares of common stock for the nine months ended March 31, 1999, at prices ranging from $9.875 to $24.00 per share, were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares during the nine months ended March 31, 1999. These options expire between June 24, 1999 and August 3, 2007.

Options and warrants to purchase 1,818,597 and 1,811,021 shares of common stock, respectively, at prices ranging from $11.00 to $14.00 per share, were outstanding for the three and nine month periods ended March 31, 1998 but were not included in the computation of diluted EPS because the options' and warrants' exercise prices were greater than the average market price of the common shares during the three and nine month periods ended March 31, 1998. These options and warrants expire between June 21, 1998 and October 21, 2004.

3.  Acquisition of Johnson Engineering:

On July 1, 1998, the Company acquired all of the outstanding shares of capital stock of Johnson Engineering Corporation ("Johnson Engineering"). Johnson Engineering performs several critical services for NASA including flight crew support services, operations, training and fabrication of mockups at NASA's Neutral Buoyancy Laboratory and at NASA's Mockup and Integration Laboratory, where astronauts train for both Space Shuttle and International Space Station missions. Johnson Engineering also designs and fabricates flight hardware, such as flight crew equipment and crew quarters habitability outfitting as well as providing stowage integration services. Johnson Engineering is also responsible for configuration management of the International Space Station (ISS).

The Company paid approximately $25.3 million, including transaction costs, to acquire all of the capital stock of Johnson Engineering. The business combination is being accounted for using the purchase method under Accounting Principles Board Opinion No. 16, Business Combinations, (APB Opinion 16). The purchase price has been allocated to the assets and liabilities acquired based on preliminary estimates of fair value as of the date of acquisition. Based on the allocation of the net assets acquired, goodwill of approximately $24 million was recorded. Such goodwill is being amortized on a straight-line basis over 25 years. The purchase price has been allocated as follows (in thousands):


                  Cash                                                 $
                                                                       2
                  Prepaid and other current assets                   306
                  Accounts receivable, net                         8,366
                  Inventory                                            5
                  Property, plant and equipment, net                 446
                  Other assets                                       622
                  Goodwill                                        23,962
                  Current liabilities                            (7,470)
                  Accrued contract costs                           (928)
                                                                --------
                  Total purchase price                          $ 25,311
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

  (in thousands except per share data)                    Three Months                        Nine Months
                                                         Ended March 31,                    Ended March 31,
                                                     1999              1998              1999             1998
                                               ----------------- ------------------ ---------------- ----------------
  Revenue                                          $   26,693         $   30,811       $   78,600        $  76,278
  Gross profit                                          4,737             10,823           13,941           17,729
  Net income (loss)                                $     (541)        $    4,881       $   (1,979)       $   4,940
                                                   ===========        ==========       ==========        =========

  Net income (loss) per share - diluted            $    (0.05)        $     0.37       $    (0.18)       $    0.43
                                                   ===========        ==========       ==========        =========


4.  Revenue Recognition:

Under the Mir contract, revenue was recognized upon completion of each module flight, and total contract revenue was allocated to each flight based on the amount of services the Company provided on the flight relative to total services provided for all flights under contract. Obligations associated with a specific mission, e.g., integration services, were also recognized upon completion of the mission. For the REALMS (Research and Logistics Mission Support) contract and for new contract awards for which the capability to successfully complete the contract can be reasonably assured and the costs at completion can be reliably estimated at contract inception, revenue is recognized under the percentage-of-completion method. This percentage-of-completion method allows the Company to report revenue based on costs incurred on a per mission basis over the period of that mission. The percentage of completion method results in the recognition of revenue over the period of contract performance, thereby decreasing significant quarter by quarter fluctuations in reported revenue. Revenue provided by the Astrotech payload processing facilities is recognized ratably over the occupancy period of the satellites at the Astrotech facilities. Revenue provided by Johnson Engineering is primarily based on cost-plus award fee contracts, whereby revenue is recognized to the extent of costs incurred plus estimates of award fee revenues using the percentage-of-completion method. Award fees, which provide earnings based on the Company's contract performance as determined by NASA evaluations, are recorded when the amounts can be reasonably estimated, or are awarded. Changes in estimated costs to complete and estimated amounts recognized as award fees are recognized in the period they become known.

5.  Statements of Cash Flows - Supplemental Information:

(a) Cash paid for interest costs was $4.0 million and $1.5 million for the nine months ended March 31, 1999 and 1998, respectively. The Company capitalized interest of approximately $1.8 million and $1.4 million during the nine months ended March 31, 1999 and 1998, respectively.

(b) The Company paid $0.4 million and $1.3 million for income taxes during the nine months ended March 31, 1999 and 1998, respectively.


6.  Credit Facilities:

On June 16, 1997, the Company entered into a $10.0 million line of credit agreement with a financial institution. Outstanding balances on the line of credit accrue interest at either the lender's prime rate or a LIBOR-based rate, and are collateralized by certain assets of the Company. The term of the agreement is through October 1999. As of March 31, 1999, the Company had not drawn against the line of credit.

On July 14, 1997, the Company's wholly owned subsidiary, Astrotech, entered into a five-year credit facility with a financial institution for loans of up to $15.0 million. This loan is collateralized by the assets of Astrotech and certain other assets of the Company, and is guaranteed by the Company. Interest accrues at LIBOR plus three percent. As of March 31, 1999, the Company had drawn $14.1 million against this loan. As of March 31, 1999 and 1998, the outstanding balance on this loan was $9.9 million and $12.7 million, respectively.

In October 1997, the Company completed a private placement offering for $63.3 million of aggregate principal of its 8% Convertible Subordinated Notes due 2007. Interest is payable semi-annually. The notes are convertible into the common stock of the Company at a rate of $13.625 per share. This offering provided the Company with net proceeds of approximately $59.9 million to be used for capital expenditures associated with the development and construction of space related assets, the purchase of Johnson Engineering and for other general corporate purposes.

In December 1998, the Company amended its agreement with Alenia Spazio S.p.A., a shareholder, relative to subordinated notes payable with an outstanding principal balance of $11.9 million due in August 2001. In exchange for payment of $4.0 million of principal on or before December 31,1998, Alenia agreed to waive the interest payment due for the quarter ended December 31, 1998 and to reduce the annual interest rate on the subordinated notes from 12% to 10% on the outstanding balance as of January 1, 1999. The interest expense benefit, $0.4 million for the payment waived, is being amortized over the remaining term of the loan which is due August 2001. Beginning January 1, 1999, the same interest rate will be applied to the senior debt (the Insurers' note) that has an outstanding balance of $1.0 million as of December 31, 1998.

For the period ended March 31, 1999, the Company was in breach of certain loan covenants of the term loan and line of credit facility. The covenants had been negotiated prior to the acquisition of Johnson Engineering. While the Company had not drawn against the line of credit, covenant waivers were requested and received, for the quarter ended March 31, 1999, from both lending institutions. The Company is in the process or renegotiating the loan covenants.


7. Shareholder Rights Plan:

         On March 26, 1999 the Board of Directors adopted a Stockholder Rights Plan designed to deter coercive takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. Each Right under the Plan entitles the holder to buy one one-thousandth of a share of a new series of junior participating preferred stock for $35. If any person or group becomes the beneficial owner of 15% or more of SPACEHAB's common stock (with certain limited exceptions), then each Right (not owned by the 15% stockholder) will then entitle its holder to purchase, at the Right's then current exercise price, common shares having a market value of twice the exercise price. In addition, if after any person has become a 15% stockholder, and SPACEHAB is involved in a merger or other business combination transaction with another person, each Right will entitle its holder (other than the 15% stockholder) to purchase, at the Right's then current exercise price, common shares of the acquiring company having a value of twice the Right's then current exercise price. The rights were granted to each shareholder of record on April 9, 1999. SPACEHAB generally will be entitled to redeem the Rights at a redemption price of $.01 per Right until a person or group acquires a 15% position. The Rights will expire on April 9, 2009.



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

       SPACEHAB was incorporated in 1984 to commercially develop space habitat modules to operate in the cargo bay of the Space Shuttles. SPACEHAB currently provides space within and on the modules for both NASA and commercial customers. Astrotech was established in 1984 to provide payload processing facilities to serve the satellite manufacturing and launch services industry. Astrotech currently provides launch site preparation of flight-ready satellites to major U.S. space launch companies and satellite manufacturers. Johnson Engineering was incorporated in the state of Colorado in 1973 and is primarily engaged in providing engineering services and products to the federal government.

       The Company currently operates under two significant contracts with NASA: the REALMS Contract, a $92.6 million contract for two research missions aboard the Space Shuttle and two logistics missions to resupply the International Space Station; and, the Flight Crew Systems Development Contract (the "FCSD Contract") currently a $324.9 million multitask cost-plus-award and incentive-fee contract, that commenced in May 1993 and will conclude in April 2001. The value of the NASA portion of the REALMS contract is $67.5 million for four firm missions and the commercial value is currently $25.1 million. The Company has the potential to increase the total REALMS Contract value by an additional $12.2 million through module usage sales to commercial customers for microgravity space research such as the European Space Agency (ESA), the National Space Development Agency of Japan (NASDA) and the Canadian Space Agency (CSA). The first mission under the REALMS Contract, STS-95 which carried Senator John Glenn back into space, was completed in October 1998. The three remaining flights are currently scheduled for launch in May 1999, December 1999 and December 2000. Under the FCSD Contract,

Johnson Engineering provides a variety of critical crew training, support and manufacturing functions on a cost plus award fee and incentive fee basis.


Revenue

       SPACEHAB generates revenue by: (i) providing lockers and/or volume within and on the SPACEHAB Modules; (ii) integration and operations support services provided to scientists and researchers responsible for the experiments; and/or
(iii) from NASA or International Agencies to carry logistics supplies for Module missions aboard the Shuttle system. Under the Mir Contract, the Company recognized revenue only at the completion of each Space Shuttle mission utilizing Company assets. Accordingly, the Company's quarterly revenue and profits had fluctuated dramatically based on NASA's launch schedule and will continue to do so under any contract for which revenue is recognized only upon completion of a mission. For the REALMS contract and for future contract awards for which the capability to successfully complete the contract can be demonstrated at contract inception, revenue recognition under the percentage-of-completion method is being reported based on costs incurred on a per mission basis over the period of the mission. The percentage-of-completion method results in the recognition of revenue over the period of contract performance, thereby significantly decreasing the quarter-by-quarter fluctuations in reported revenue.

       Astrotech revenue is derived from various multi-year fixed price contracts with satellite and launch vehicle manufacturers. The services and facilities Astrotech provides to its customers support the final assembly, checkout and countdown functions associated with preparing a satellite for launch. This preparation includes: the final assembly and checkout of the satellite, installation of the solid rocket motors, loading of the liquid propellant, encapsulation of the satellite in the launch vehicle, transportation to the launch pad and command and control of the satellite during pre-launch countdown. Revenue provided by the Astrotech payload processing facilities is recognized ratably over the occupancy period of the satellites in the Astrotech facilities. In addition, Astrotech expects to generate additional revenue from an exclusive multi-year agreement to process all Sea Launch program payloads at the Boeing facility in Long Beach, California. The first Sea Launch payload was processed by Astrotech and successfully launched during March 1999.

       Johnson Engineering generates revenue primarily from its multi-year cost plus award and incentive-fee contract with NASA. Johnson Engineering's flight crew support services include operations, training and fabrication of mockups at NASA's Neutral Buoyancy Laboratory, and at NASA's Mockup and Integration Laboratory, where astronauts train for both Space Shuttle and International Space Station missions. Johnson Engineering also designs and fabricates flight hardware including flight crew equipment and crew quarters habitability outfitting and provides stowage integration services. Johnson is also responsible for configuration management of the ISS. Revenue provided by Johnson Engineering is recognized to the extent of costs incurred plus award fee using the percentage of completion method, measured on costs incurred. Award fees, which provide earnings based on contract performance as determined by periodic NASA evaluations, are recorded when the amounts can be reasonably estimated or are awarded.

Costs of Revenue

       Costs of revenue for SPACEHAB missions include integration and operations expenses associated with the performance of three types of efforts: (i) sustaining engineering in support of all missions under a contract, (ii) mission specific support and (iii) other costs of revenue including depreciation expense, related insurance, costs associated with the both the Astrotech and Spacehab payload processing facilities and Johnson Engineering direct and indirect costs under the FCSD Contract.

RESULTS OF OPERATIONS

For the three months ended March 31, 1999 as compared to the three months ended March 31, 1998.


       Revenue. Revenue increased by 41% to approximately $26.7 million as compared to $19.0 million for the three months ended March 31, 1999 and 1998, respectively. Revenue of $9.0 million was recognized from the REALMS Contract with NASA and with related commercial customers, $15.5 million from Johnson
Engineering under the FCSD Contract and $2.2 million from Astrotech. In contrast, for the quarter ended March 31, 1998, revenue of $13.6 million was recognized for the sixth Mir mission upon the return of the module, $2.8 million was recognized under the REALMS Contract for both NASA and related commercial customers and revenue of $2.6 million was generated by Astrotech.

       Costs of Revenue. Costs of revenue for the quarter ended March 31, 1999 increased by 132% to $22.0 million, as compared to $9.4 million for the prior year's quarter. This significant increase was due to the inclusion of Johnson Engineering's costs of $13.9 million, primarily for costs incurred in support of the FCSD contract. For the quarter ended March 31, 1999, integration and operations costs for the REALMS and related commercial customer contracts were $5.6 million, $1.2 million for Astrotech payload processing and $1.3 million of depreciation expense. For the three months ended March 1998, the components of costs of revenue include integration and operations costs under the Mir contract of $5.7 million, $1.3 million under the REALMS and related commercial customer contracts, $1.2 million for Astrotech payload processing, and depreciation expense of $1.2 million.

       Operating Expenses. Operating expenses increased approximately 1% to approximately $4.4 million for the three months ended March 31, 1999 as compared to approximately $4.3 million for the three months ended March 31, 1998. Marketing, general and administrative expenses increased 22% to approximately $3.7 million for the three months ended March 31,1998 as compared to $3.0 million for the quarter ended March 31, 1998. The increase is due to the inclusion of $0.7 million of Johnson Engineering's expenses. Research and development costs decreased by approximately 46% to $0.7 million for the quarter ended March 31, 1999 as compared to $1.3 million for the quarter ended March 31, 1998. R&D costs decreased by $1.2 million during the quarter ended March 31, 1999 due primarily to the reduction of R&D efforts, particularly for the ICC and SHUCS systems, for use aboard Space Shuttle missions. This decrease was partially offset by $0.5 million of R&D expenses at Astrotech for the development of a new product line, sounding rockets.

       Interest and Other Expense. Interest expense was approximately $1.3 million for the three months ended March 31, 1999 and the three months ended March 31, 1998. There was also approximately $0.6 million and $1.4 million of interest capitalized for the quarters ended March 31, 1999 and 1998, respectively. Interest was capitalized based on the construction of the Company's research module with double module hardware and additional facilities being constructed by Astrotech.

       Interest and Other Income. Interest and other income was approximately $0.4 million and $0.9 million for the three months ended March 31, 1999 and 1998, respectively. Interest is earned on the Company's short-term investments of the proceeds received from the Company's debt financings completed during July and October 1997.

       Income Taxes. Based on the Company's projected taxable earnings for fiscal year 1999, the Company did not record significant income tax expense (benefit) for the quarter ended March 31, 1999.

       Net Income (Loss). The net loss for the quarter ended March 31, 1999 was approximately ($0.5) million or ($.05) per share (basic and diluted EPS) on 11,189,242 shares as compared to net income of $4.9 million or $0.44 per share (basic EPS) on 11,156,274 shares or $0.37 (diluted EPS) on 16,062,335 shares.

For the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998.


       Revenue. Revenue increased by 100% to $78.6 million as compared to $39.3 million for the nine months ended March 31, 1999 and 1998, respectively. Revenue recognized during the nine months ended March 31, 1999 was from: REALMS and commercial customer contracts of $29.8 million; Astrotech operations of $6.9 million and Johnson Engineering operations of $41.9 million, primarily under the FCSD contract. Conversely, for the nine months ended March 31, 1998 the Company's revenue was attributable to the Mir Contract of $27.2 million, REALMS and commercial customer contracts of $4.6 million and Astrotech operations of $7.5 million. Johnson Engineering's revenue was reduced during the period ended December 31, 1998 by $0.7 million as the result of their award score, for the award period April-September 1998, which was lower than accrued and resulted in no fee earned for the period. The fee reduction addressed performance at Johnson Engineering prior to its acquisition by SPACEHAB. Corrective action has been taken. For the current award period, Johnson Engineering has been recognizing revenue based on an anticipated award score of 75%, which management believes is reasonable based on its understanding of the reasons for the previous low score and the corrective actions taken by the Company in response to the customer's concerns. There can be no assurance that Johnson Engineering will achieve that score.

       Costs of Revenue. Costs of revenue for the nine months ended March 31, 1999 increased 179% to $64.7 million, as compared to $23.2 million for nine months ended March 31, 1998. The primary components of costs of revenue for the nine months ended March 31, 1999 include integration and operation costs under the REALMS and commercial customer contracts of $18.7 million, Astrotech operations of $3.5 million and Johnson Engineering of $38.7 million. Depreciation expense for the period was $3.8 million. In contrast, the primary components of costs of revenue for the nine months ended March 31, 1998 included integration and operations costs under the Mir contract of $13.9 million, REALMS and commercial customers contracts of $2.4 million, and Astrotech operations of $3.2 million. Depreciation expense for the period was $3.7 million.

       Operating Expenses. Operating expenses increased by approximately 24% to approximately $13.5 million for the nine months ended March 31, 1999 as compared to approximately $10.9 million for the nine months ended March 31, 1998. Marketing, general and administrative expenses increased by 38% to $10.8 million as compared to $7.8 million primarily as the result of Johnson Engineering's expenses of $2.0 million, staff added in the administrative and marketing functions and depreciation for additional assets used in the marketing and general and administrative functions.
       Research and development costs decreased 13% to $2.7 million for the period ended March 31, 1999 as compared to $3.1 million for the period ended March 31, 1998. R&D costs decreased by $0.9 million dollars for the period ending March 31, 1999 due primarily to the completion of the R&D effort of the SPACHAB SHUCS system. This reduction was partially offset by $0.5 million of R&D expense incurred at Astrotech for the development of a new product line, sounding rockets.

       Interest and Other Expense. Interest expense was approximately $3.9 million for the nine months ended March 31, 1999 as compared to approximately $2.6 million for the nine months ended March 31, 1998. There was approximately $1.8 million and $1.4 million of capitalized interest for the nine months ended March 31, 1999 and 1998, respectively. Interest for the current fiscal year is capitalized primarily on the construction of the Company's science module with adapter hardware and an additional payload processing facility being constructed by Astrotech. The increase in interest expense between the two periods is due primarily to the interest accrued on the convertible notes that were issued on October 21, 1997. Additionally during the nine months ended March 31, 1999, the Company recognized $0.6 million in other expense related to costs associated with a debt offering that the Company canceled in July 1998.

       Interest and Other Income. Interest and other income was approximately $1.9 million for the nine months ended March 31, 1999 as compared to $2.3 million for the period ended March 31, 1998. Interest income is due to short-term interest earned by the Company for the investment of the proceeds received from the Company's credit facilities completed during July and October 1997.

       Income Taxes. Based on the Company's projected taxable earnings for fiscal year 1999, the Company recorded a $0.2 million income tax benefit for the nine months ended March 31, 1999.

       Net Income (Loss). The net loss for the period ended March 31, 1999 was approximately ($2.0) million, or ($0.18) per share (basic and diluted EPS), on 11,178,004 shares as compared to net income of $5.0 million, or $0.45 per share (basic EPS), and $0.44 per share (diluted EPS) for the nine months ended December 31, 1997, on 11,152,312 shares and 11,407,595 shares, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its capital expenditures, research and development and working capital requirements with progress payments under its various contracts, as well as with proceeds received from private debt and equity offerings and borrowings under credit facilities. During December 1995, SPACEHAB completed an initial public offering of common stock (the "Offering"), which provided the Company with net proceeds of approximately $43.5 million. In June 1997, the Company signed an agreement with a financial institution securing a $10.0 million revolving line of credit (the "Revolving Line of Credit") that the Company may use for working capital purposes. As of March 31, 1999, no amounts were drawn on this line of credit which expires in October 1999. In July 1997, Astrotech obtained a five-year term loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB, and provides for draws of up to $15.0 million for general corporate purposes. As of March 31, 1999, the Company had drawn $14.1 million on this loan, which had an outstanding balance on that date of $9.9 million. On October 21, 1997, the Company completed a private placement offering of convertible subordinated notes (the "Notes Offering"), which provided the Company with net proceeds of approximately $59.9 million which has been used, in part, for capital expenditures associated with the development and construction of space related assets, the purchase of Johnson Engineering, and for general corporate purposes. In December 1998, the Company amended its agreement with Alenia Spazio S.p.A. relative to subordinated notes payable with an outstanding balance of $11.9 million. In exchange for payment of $4.0 million of principal, Alenia agreed to reduce the annual interest rate from 12% to 10% on the outstanding balance as of January 1, 1999 and the interest payment due for the quarter ended December 31, 1998 was waived. An agreement with the senior debt holders under the Insurers' note requires that the same interest rate be applied to the senior debt with an outstanding balance of $1.0 million as of December 31, 1998.

For the period ended March 31, 1999, the Company was in breach of certain loan covenants of the term loan and line of credit facility. The covenants had been negotiated prior to the acquisition of Johnson Engineering. While the Company had not drawn against the line of credit, covenant waivers were requested and received, for the quarter ended March 31, 1999, from both lending institutions. The Company is in the process of renegotiating the loan covenants.

       Cash Flows from Operating Activities. Cash flows provided by (used for) operating activities for the nine months ended March 31, 1999 and March 31, 1998 were ($11.0) million and $17.6, million respectively. The major items contributing to the use of funds for the period ended March 31, 1999 were the decrease in deferred flight revenue of ($4.0) million dollars and the decrease in accrued consulting and subcontractor services of ($6.0) million. The decrease in deferred flight revenue was primarily due to recognition of all deferred revenue on STS-95 which flew in October 1998 partially offset by increases in deferred revenue for STS-101 and STS-107. The decrease in accrued consulting and subcontractor services was due to the payment of subcontractor costs under the MIR contract and the payment of accrued subcontractor costs for the research module with adapter hardware. The increase in cash flows provided by operating activities for the period ended March 31, 1998 were due primarily to the increase in billings for the option missions under the MIR contract, the REALMS contract and the NASDA/ESA contracts.

       Cash Flows from Investing Activities. For the nine months ended March 31, 1999, cash flows used for investing activities consisted primarily of capital expenditures related to the acquisition of Johnson Engineering in July 1998 for $25.3 million. Additional investing included approximately $12.9 million attributable to the construction of the ICC system and the Company's research module with adapter hardware. $1.0 million was invested in the expansion of the Astrotech facilities, $2.1 million for the purchase of additional property and equipment and $0.8 million in a joint venture with Guigne Technologies Limited. For the period ended March 31, 1998 the Company's investing activities primarily consisted of the expansion of the Astrotech facility, $3.2 million, $8.7 million of capital expenditures relating to building the research module with adapter hardware and $0.5 million relating to the increase in machinery and equipment.

       Cash Flows from Financing Activities. Cash flows provided by (used for) financing activities were approximately ($6.5) million and $71.6 million for the nine months ended March 31, 1999 and 1998, respectively. During the period ended March 31, 1999, the Company made an early payment of $4.0 million of Alenia debt in exchange for a lower interest rate and a waiver of interest expense due and payable for the quarter ended December 31, 1998. Additional payments were made on outstanding debt of $2.6 million. During the nine months ended March 31, 1998, the Company received net proceeds of approximately $14.1 million under the Term Loan Agreement. In August 1997, the Company also made the first payment of $0.5 million under the Credit Agreement. In October 1997, the Company received net proceeds of approximately $59.9 million by completing an offering of $55.0 million of its 8% Convertible Subordinated Notes due 2007 as well as exercise of the underwriters' over-allotment for an additional $8.3 million.

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

REPAIR, REPLACEMENT AND RENOVATION- This phase, also known as "conversion", is intended to ensure that the appropriate items identified in the preceding phase are upgraded to meet the Y2K compliance criteria. Material repairs, replacements and renovations will be substantially complete by the end of the Company's current fiscal year for systems that are under direct control of SPACEHAB. No assessment of completion dates are available for which third parties are responsible until the completion of that portion of the Inventory and Risk Assessment phase.

VERIFICATION AND VALIDATION- This phase ensures that critical processes, systems and infrastructure are verified and tested to ensure Y2K issues will not cause major disruptions in the on-going operations and business of the Company. Verification and testing of systems under SPACEHAB's direct control are being performed by SPACEHAB personnel and personnel of Spacehab's major subcontractor, Boeing. SPACEHAB expects that all testing of these systems will be complete by the end of the Company's current fiscal year.

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

A) Based on an ongoing assessment, the Company has determined that the vast majority of the hardware and software used in its administrative functions are Y2K compliant. The computers that are not compliant are being replaced and the replacement will be completed during 1999.

B) Some computer hardware used in the operations function of SPACEHAB will require upgrading. The computers at SPACEHAB's Payload Process Facility in Florida used for ground support electrical testing (GSE) are antiquated, inefficient and are not Y2K compatible. A proposal has been submitted to upgrade those systems during 1999 and work is progressing on the upgrade.

C) Surveys and/or questionnaires are being sent to those third parties that might have an impact on SPACEHAB's business to determine their state of readiness. Those third parties include; NASA, Boeing, Lockheed-Martin and the various utility service companies serving our locations.

Costs

The costs associated with required modifications to become Y2K compliant are not expected to be material to SPACEHAB's financial position or results of operations. The current estimate to become Y2K compliant is minimal, approximately $0.2 million, for the replacement of all hardware and software. This estimate excludes system enhancements, modifications and upgrades to replace the inefficient and antiquated GSE equipment, which costs are estimated to be $0.8 million. The costs of the Year 2000 program are being expensed as incurred. Replacement of the GSE equipment will be capitalized. There was no specific budget in fiscal year 1999 for Y2K costs.

Risks

In a likely worse case scenario, the failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations, including operations that are essential to the provision of SPACEHAB's services. Due to the general uncertainty inherent in the Y2K problem, resulting in major part from the state of readiness of third parties, SPACEHAB is unable to determine at this time whether the consequences of Y2K failures will have a material impact on SPACEHAB's results of operations, liquidity or financial condition. The potential Y2K impacts from third parties include; the failure of the utility companies and power grids, NASA and the Space Shuttle in particular and from the customer owned IT systems which are located at Astrotech's payload processing facilities.

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

       (b)    Reports on Form 8-K.

              None

       Exhibit No.                    Description of Exhibits
       -----------                    -----------------------
         11.         Statement  regarding  Computation  of  Earnings  Per Common
                     Share.

         27          Financial Data Schedule

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SPACEHAB, INCORPORATED




           Date: May 13, 1999          /S/Mark A. Kissman
                                       -----------------------------------------
                                       Mark A. Kissman
                                       Vice President, Finance
                                       Chief Financial Officer


                                       /S/David A. Rossi
                                       -----------------------------------------
                                       David A. Rossi
                                       President and Chief Operating Officer