Form 10-K
period 1999-06-30
SPACEHAB INC \WA\
filed 1999-09-17
CIK 1001907

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the Fiscal Year Ended June 30, 1999.

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


         Number of shares of Common Stock (no par value) outstanding as of July 23, 1999: 11,229,646.

Aggregate market value of Common Stock (no par value) held by non-affiliates of the registrant on July 23, 1999, based upon the closing price of the Common Stock on the Nasdaq National Market of $6.00 was approximately $67,377,876.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

                      DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the Annual Meeting of       Parts I, II and III of Form 10-K
Stockholders to be held October 14, 1999.

PART I

         This document may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including (without limitation) under "Products and Services," "Company Strategy," "Dependence on a Single Customer," "Research and Development," "Competition" and "Backlog" of Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" and "--Liquidity and Capital Resources" of Item 7. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. In addition to those risks and uncertainties discussed herein, such risks and uncertainties include, but are not limited to, whether the Company will fully realize the economic benefits under its U.S. National Aeronautics and Space Administration ("NASA") and other customer contracts, the successful development and commercialization of the Research Double Module and related new commercial space assets, deployment of the International Space Station ("ISS"), technological difficulties, product demand and market acceptance risks, the effect of economic conditions, uncertainty in government funding and the impact of competition.

ITEM 1.  BUSINESS

COMPANY BACKGROUND AND HISTORY

         SPACEHAB, Incorporated ("SPACEHAB" or the "Company") was incorporated in 1984 and is the first company to commercially develop, own and operate both pressurized habitable modules that provide space-based laboratory research facilities and cargo services aboard the U.S. Space Shuttle system (the "Space Shuttle" or "STS") and an unpressurized cargo carrier system. A SPACEHAB Single Module, when installed in the payload bay of a Space Shuttle, more than doubles the working and living space available to astronauts for research, experimentation, habitation and storage. The Company presently offers its SPACEHAB Modules in a single modular version (the "Single Module") and a double modular version (the "Double Module"). The Company also offers an unpressurized cargo carrier system, the "ICC" or "Integrated Cargo Carrier", and is currently completing the construction of a research double module (the "Research Double Module" or "RDM"). During the second half of fiscal year ("FY") 1998, the Company initiated development activities for a new asset, a docking double module (the "Docking Double Module" or "DDM"), that could be used by NASA to provide more flexible re-supply services to the ISS and also maintain the ISS in its proper orbit. The Docking Double Module is intended to carry logistics and perform research on Space Shuttle missions to the ISS and to enable the Space Shuttle to re-boost and reposition the ISS. All versions of the SPACEHAB Modules can accommodate a combination of lockers, racks and soft stowage arrangements, which are provided as a service primarily to NASA. SPACEHAB Modules, which have been outfitted with systems to facilitate laboratory research experiments in the near-weightless ("microgravity") environment of space, are also capable of transporting food, clothing, equipment and other vital supplies (collectively, "logistics") to the ISS. SPACEHAB also provides a full range of pre- and post-flight experiment and payload processing services, and in-flight operations support to assist astronauts and researchers, in space and on the ground, in connection with the performance of experiments aboard SPACEHAB Modules. From June 1993 through June 1999, SPACEHAB Modules have flown thirteen successful missions on the Space Shuttle.

         To broaden the opportunities for companies to conduct space research, SPACEHAB has established a "Microgravity Staircase" that provides a comprehensive portfolio of ground-based, sub-orbital and space-based research facilities. During FY 1998, SPACEHAB completed a series of marketing agreements, asset acquisitions and joint ventures that now enable SPACEHAB to offer researchers progressive exposure to the microgravity environment.

         The Company is committed to expanding its business with NASA while also diversifying its revenue and customer base by targeting new and related space services markets. On February 12, 1997, the operating assets and business of Astrotech Space Operations, L.P. ("Astrotech") were acquired from Northrop Grumman Corporation. Astrotech is the premier commercial provider of satellite payload processing facilities in the United States providing launch site preparation of flight-ready satellites to major

U.S. space launch companies and satellite manufacturers, including Lockheed Martin Corporation ("Lockheed Martin"), Motorola Corporation ("Motorola"), The Boeing Company ("Boeing") and Orbital Sciences Corporation ("Orbital Sciences"). The Astrotech acquisition diversified SPACEHAB's customer base to include commercial customers of space satellite payload processing services and broadened the Company's services to include services in support of manned as well as unmanned space activities.

          SPACEHAB expanded its core business by acquiring Johnson Engineering Corporation, ("JE") on July 1, 1998. With over 650 employees, JE performs several critical services for NASA including flight crew support services, operations, training and fabrication of mockups at NASA's Neutral Buoyancy Laboratory ("NBL") and at NASA's Space Vehicle Mockup Facility ("SVMF"), where astronauts train for both Space Shuttle and ISS missions. JE also designs and fabricates flight hardware, such as flight crew equipment and crew quarters habitability outfitting as well as providing stowage integration services. JE is also responsible for configuration management of the ISS.

         SPACEHAB's fundamental business strategy is based on carefully anticipating customer requirements, investing capital to develop space-flight assets, contracting with established aerospace companies for engineering and asset production while retaining ownership of these assets and providing innovative, cost-effective solutions that meet customer requirements using fixed-price service contracts. This strategy has been successful for the Company in obtaining three significant contracts with NASA: a $184.2 million Commercial Middeck Augmentation Module contract (the "CMAM Contract") for five missions, a $91.5 million contract for four missions and three option missions (all of which were exercised) to the Mir Space Station (the "Mir Contract") and a $68.2 million Research and Logistics Mission Support Contract (the "REALMS Contract") for four missions and six option missions. The REALMS Contract provides an opportunity for the Company to provide similar services to commercial customers. Contracts with commercial customers on STS-95 and STS-107 are approximately $26.1 million.

         The CMAM Contract, signed in November 1990, required SPACEHAB to furnish NASA with SPACEHAB module accommodations for experiments developed by the Centers for the Commercial Development of Space ("CCDS") on five Space Shuttle missions. The fifth and final CMAM mission was completed successfully during September 1996.

         The basic Mir Contract signed in July 1995 required the Company to provide Single and Double Module accommodations for the provision of logistics resupply to the Mir Space Station on four Space Shuttle missions. The fourth mission, STS-84, was completed successfully in May 1997. In addition, in September 1996, the Company entered into agreements with the Japanese Space Agency ("NASDA") and the European Space Agency ("ESA") (collectively, the "NASDA/ESA Contract"). Pursuant to the NASDA/ESA Contract, SPACEHAB provided hardware and integration and operations for scientific microgravity experiments to NASDA and ESA aboard the Logistics Double Module on STS-84.

         In June 1997, NASA exercised all three options for additional missions for $39.0 million under the Mir Contract. The Mir Contract options called for two Logistics Double Module missions and one Single Module mission that were successfully completed in September 1997, January 1998 and June 1998, respectively.

         The REALMS Contract, signed in December 1997, requires that the Company provide a single and a double research module to support microgravity research payloads on two missions and two double logistics module flights to the ISS to support outfitting of the ISS. STS-95, a research mission, flew in October 1998, STS-96, a logistics mission, flew in May 1999. STS-101, a logistics mission, is scheduled to fly in December 1999 and STS-107, a research mission, is scheduled to fly in December 2000. The REALMS Contract provides an opportunity for the Company to provide similar services to commercial customers on STS-95 and STS-107. During FY 1998, the Company entered into agreements with NASDA, ESA, the Canadian Space Agency ("CSA") and the Japanese Broadcasting Agency ("NHK") (collectively, the "STS-95 Commercial Customers"). Pursuant to the agreements, SPACEHAB provided hardware and integration and operations for scientific microgravity experiments to the STS-95 Commercial Customers aboard the Single Research Module on STS-95. The Company completed integration and operations efforts for the STS-95 and STS-96 missions and began integration and operations efforts for STS-101 and STS-107 during FY 1999 reporting $39.1 million in revenue for these missions under the percentage-of-completion revenue recognition policy.

         JE operates under the Flight Crew Systems Development Contract (the "FCSD Contract") with NASA, a $326.3 million multitask contract which commenced in May 1993. JE performs several critical services for NASA including flight crew support services, operations, training and fabrication of mockups at NASA's Neutral Buoyancy Laboratory and at NASA's Space Vehicle Mockup Facility, where astronauts train for both Space Shuttle and ISS missions. JE also designs and fabricates flight hardware, such as flight crew equipment and crew quarters habitability outfitting as well as providing stowage integration services. JE is also responsible for configuration management of the ISS.

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

         Space Support Services and Training

         Space support services include providing logistics and payload processing support to NASA, other governments and commercial customers of the Space Shuttle and the ISS. Permanently orbiting facilities such as the ISS require reliable sources of logistics: food, clothing, equipment and supplies that sustain the astronauts and enable them to conduct research. NASA's current plans call for the Space Shuttle to be launched at least seven times per year for the foreseeable future. As currently planned, the ISS will require approximately five Space Shuttle logistics missions per year.

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

         A significant component of Space Support Services includes managing all training operations and facility engineering at the NBL. NASA also requires design and fabrication of full-scale mockups of the

ISS elements used in NBL and SVMF training and the development of hardware for the ISS crew living quarters that is scheduled for launch in 2003.

PRODUCTS AND SERVICES

         SPACEHAB Single Modules are aluminum cylinders, measuring 10 feet in length by 13.5 feet in diameter, that incorporate a patented design including a truncated top and flat-end caps. These fully instrumented modules provide experiment resources such as power, data management, thermal control and vacuum venting. SPACEHAB Single Modules are employed primarily for research missions such as the STS-95 flight that carried senator John Glenn back into space in October 1998. In FY 1996, the Company completed a development program and introduced the Logistics Double Module. This module was optimized to carry logistics and was used by NASA to carry vital supplies to the astronauts and cosmonauts who resided on the Russian space station Mir. SPACEHAB invested $12.5 million in the design, development, and production of the Logistics Double Module. During FY 1997, in an effort to anticipate the need of customers, the Company began the full-scale development and construction of its Research Module with double module hardware, which when combined with a Single Module becomes the RDM. The RDM is fully dedicated to microgravity research and is under contract for the STS-107 mission which is scheduled to fly in December 2000. Expenditures for the RDM through FY 1999 were $34.3 million. The Company anticipates total expenditures of approximately $5.7 million to complete this asset and place it into service. The Company expects that, in order to completely realize its investment expenditures for the RDM, this module must be used in seven missions of the RDM.

         The Company expects that the RDM will meet or exceed all of NASA's projected requirements for dedicated microgravity and life sciences research that had been performed by Spacelab, the U.S. government-owned habitable module, which was retired after its final mission in April 1998. As a result of the retirement of NASA's Spacelab, the Company believes that its flight-proven modules position SPACEHAB to become the sole provider of crew-tended microgravity research capabilities for the Space Shuttles. The Company also initiated preliminary development activities for the DDM, which could be used by NASA to maintain the ISS in the proper orbit while providing more flexible re-supply services to the ISS utilizing the Space shuttle Columbia.

         SPACEHAB has addressed the need to carry unpressurized cargo to the ISS by designing and developing the ICC. The ICC can be used singularly or in combination with SPACEHAB Single or Double Modules to provide the optimum mix of pressurized and unpressurized cargo on a single mission to the ISS. The ICC was first flown on the first supply mission to the ISS, STS-96, in May 1999. In order to more fully meet NASA's requirements for attached cargo, the Company has initiated preliminary design efforts of a vertical carrier and other derivatives with characteristics similar to the ICC.

         In 1998, the Company built on a foundation of existing microgravity research capabilities by establishing a "Microgravity Staircase" that offers researchers a broader array of services to tailor experiments to specific microgravity environments and budgets. The Company entered into a joint venture with Guigne' Technologies Ltd., to build the SpaceDRUMS (TM) facility, a facility that uses acoustic energy to position samples inside an experiment device for "containerless processing", which is scheduled to be the first commercial research facility on the ISS.

         SPACEHAB's Astrotech payload processing business exclusively serves the commercial satellite manufacturing and launch services industries in Florida and at the Vandenberg Air Force Base in California. Although payload processing is generally associated with the final preparation of a satellite or other space payload for launch, it is also the first step in the launch process and requires specialized facilities and support usually located at the launch site. Astrotech's payload processing activities provide the necessary resources for mechanical assembly or reassembly, electrical check, calibration, liquid propellant loading and numerous other related activities. Additionally, Astrotech's specialized facilities include, but are not limited to, clean rooms, airlock systems, overhead crane systems, hazard-proof work areas and environmentally controlled rooms.

         Astrotech completed the expansion of its Florida facility in 1998 to add a new encapsulation high bay that enables parallel processing activities in support of the new Atlas II and Delta III launch vehicle payloads. The expansion also will support the small and medium classes of the Air Force's new Evolved Expendable Launch Vehicle ("EELV"), which is scheduled to begin commercial payload launch activities in 2001. Astrotech also completed an expansion of its Vandenberg facility during 1998. Expenditures for these expansions were approximately $4.0 million.

         In FY 1999, Astrotech acquired an additional 23.5 acres of land adjoining its existing Florida site to support the planned construction of additional payload processing facilities to support the increased projected launch rate and larger sized payloads associated with the new EELV's being developed by Boeing and Lockheed Martin under Air Force contracts. Astrotech initially plans to support commercial payload launches on the Boeing Delta IV, which is scheduled to begin operations in 2001. Expenditures for this expansion in FY 1999 were approximately $1.1 million.

         Astrotech operates its payload processing services under exclusive multiyear agreements with Lockheed Martin to support the processing of all commercial Atlas payloads and with Boeing to support the processing of all Delta payloads launched from Cape Canaveral Air Station, Florida and Vandenberg Air Force Base, California. Astrotech also has a similar arrangement with Boeing to support the processing of all Sea Launch payloads at Boeing's facility in Long Beach, California.

         Astrotech continues its pursuit of a second major business area, providing sounding rocket flight hardware and launch services. In December 1998, Astrotech entered into a relationship with Alliant Tech Services, Inc., located in Rocket Center, WV, to develop a new sounding rocket system, named the "Oriole." Astrotech plans to market the Oriole to NASA in support of its suborbital microgravity and scientific research programs, and to the Department of Defense ("DoD") in support of its Theater High Altitude Air Defense ("THAAD") target missile programs. The test launch of the Oriole is expected to occur in December 1999.

         Astrotech also plans to pursue additional opportunities, including:
(i) providing payload processing facilities and services to new U.S. Government customers in the defense and intelligence communities; (ii) supporting new space launch facilities and related payload processing functions internationally and
(iii) expanding its sounding rocket services to include the provision of microgravity research by developing research facilities and flight hardware.

         On July 1, 1998, SPACEHAB broadened its core business by acquiring Johnson Engineering. JE performs several critical services for NASA including flight crew support services, operations, training and fabrication of mockups at NASA's Neutral Buoyancy Laboratory and at NASA's Space Vehicle Mockup Facility, where astronauts train for both Space Shuttle and ISS missions. JE also designs and fabricates flight hardware, such as flight crew equipment and crew quarters habitability outfitting as well as providing stowage integration services. JE is also responsible for configuration management of the ISS. JE's ability to perform detailed design, fabrication, and operations complements the Company's traditional strengths in conceptual design and program management. The acquisition of JE provides many of the critical skills and capabilities used to perform SPACEHAB services that currently are acquired through subcontracting relationships.

         JE primarily operates under the FCSD Contract which is currently a $326.3 million multitask cost-plus-award and incentive-fee contract. The contract commenced in May 1993 and will conclude in April 2001 although NASA has the option to exercise a one-year extension.

         The Company continues to pursue new business opportunities by identifying customer requirements and creating and implementing innovative technical solutions. The Company believes that the demand for microgravity and life sciences research conducted on SPACEHAB Modules and demand for the use of its modules for logistics support and other infrastructure services including communications, power supply and refueling and reboosting services will increase both during the assembly phase and after the ISS becomes fully operational. The ISS is the largest engineering and scientific project ever undertaken. More than a dozen nations, led by the United States, Russia, Japan and the European Community, have spent over $25 billion to date and will spend over $90 billion to develop, build, launch and operate the ISS. The ISS assembly began in late 1998. In addition, the Company also believes that the increasing demand for satellites and the improvements in satellite technology will continue to provide opportunities in the satellite launch services field.

COMPANY STRATEGY

         SPACEHAB's goal is to be recognized as a global market leader providing products and services supporting the human space flight, logistics and satellite launch industries. The Company seeks to achieve this goal through implementation of the following strategy:

     1. Focusing on Quality of Service. SPACEHAB has had thirteen Shuttle Missions to date, all of which have been completed successfully. The Company intends to maintain and enhance its reputation for product reliability, process innovation and performance excellence.

     2. Expanding Scope of Business. SPACEHAB continuously evaluates opportunities to offer new products and services to its customer base and to develop assets and acquire complementary, attractively valued businesses. For example, the Company is in the process of constructing the Research Double Module and developing the Docking Double Module and has developed and flown the Integrated Cargo Carrier. Based on SPACEHAB's continuing involvement in microgravity research and logistics Space Shuttle missions, and its close interaction with NASA and other users of its SPACEHAB Module services, the Company is well positioned to anticipate emerging requirements for new services in the human space flight industry. In 1998, the Company built on its foundation of microgravity research services by establishing a "Microgravity Staircase." The Microgravity Staircase offers researchers a broader array of services to tailor experiments to specific microgravity environments and budgets. With the acquisition of Astrotech on February 12, 1997, the Company diversified its revenue and customer base targeting new and related space services markets. Astrotech is the premier commercial provider of satellite payload processing facilities in the United States providing launch site preparation of flight-ready satellites to major U.S. space launch companies and satellite manufacturers. The acquisition of JE on July 1, 1998 complements SPACEHAB's traditional strengths in conceptual design and program management while adding skills in engineering, design and training critical to NASA as well as the successful completion of the ISS.

     3. Maintaining Position as Low-Price Provider. The Company continues to offer its payload processing and logistics support services to NASA and other customers using SPACEHAB owned assets, on a fixed-price basis that the Company believes is significantly lower than the cost-plus basis used by traditional aerospace contractors. Through the focus and rigorous application of commercial best practices in the development and operation of its hardware and facilities, SPACEHAB substantially reduces the cost, time and complexity that burden conventional government contractors providing services under cost-plus contracts.

     JE performs services under a cost-plus award and incentive fee contract for government services that is requested by and directed by NASA. This contract form provides for the lowest cost to the government by requiring a separate negotiation of the price for each task order, thereby allowing JE to implement commercial best practices to reduce cost. JE's capabilities also provide a base with which to pursue commercial opportunities.

     4. Continuing Entrepreneurial Initiative. The Company continues to develop and offer innovative business arrangements to meet NASA and other customer requirements. The Company has repeatedly taken the initiative to improve its modules and payload processing services and to deploy new assets in anticipation of customer needs. By focusing on the quality, cost and responsiveness of its services, and by attracting and recruiting highly talented and experienced personnel into its distinctly entrepreneurial organization, SPACEHAB seeks to distinguish itself as an innovative and effective provider of commercial space services while achieving higher contract profit margins for module contracts than are customary in traditional government aerospace contracts.

     5. Leveraging International Strategic Alliances. The Company seeks to create and maintain strategic alliances with key international players in the space industry. Such relationships include Mitsubishi Corporation in Japan; DaimlerChrysler Aerospace AG ("DASA"), Alenia Spazio S.p.A. ("Alenia") and Intospace GmbH in Europe; and RSC Energia in Russia. On August 2, 1999, DASA strengthened its strategic relationship with the Company by agreeing to purchase a $12.0 million equity stake in SPACEHAB. The Company believes these alliances have produced and will continue to produce business opportunities with these partners, the governments of their respective countries and other industries within those countries.

         Through the Company's contracts, it continues to implement its business strategy by identifying customer requirements, creating innovative technical solutions, raising private capital to develop assets and providing services pursuant to those contracts.

DEPENDENCE ON A SINGLE CUSTOMER

         Approximately $85.8 million (or 79.7 percent) of the Company's FY 1999 revenue was generated from two NASA contracts - the REALMS Contract and the FCSD Contract. While Astrotech, and the STS-95 and STS-107 commercial customer contracts represented additional revenue sources, the Company anticipates that revenue from NASA will continue to account for a significant amount of the Company's revenue over the next several years. There are no assurances, however, that NASA will require the Company's module services in the future. Therefore, the Company's failure to execute new contracts with NASA would have a material adverse effect on the Company's financial condition and results of operations. Additionally, a significant portion of the revenue for JE is derived under contracts with NASA. Accordingly, the Company continues to focus its efforts on diversifying its customer base to include commercial companies, as evidenced with the Astrotech acquisition.

RESEARCH AND DEVELOPMENT

         The Company believes that the timely development of new products and enhancements to existing hardware are essential to maintaining its competitive position. In the past three fiscal years, the Company has spent an aggregate of approximately $9.7 million on research and development.

         Approximately $1.0 million of the Company's research and development expenditures for FY 1999 were spent on the development of a new product line for Astrotech, sounding rockets. In addition, $0.7 million was spent on various studies conducted by third parties. In 1998 and 1997, approximately $1.9 million and $0.7 million, respectively, was spent on the design, development and qualification of the new SPACEHAB Universal Communications System ("SHUCS"). Beginning in FY 1996 and continuing throughout FY 1998, the Company had been working on the development of this new proprietary module communications system that will be independent of the Space Shuttle's existing data downlink. SPACEHAB began capital asset construction of SHUCS in the fourth quarter of FY 1998. In addition, in 1998, the Company spent approximately $0.6 million for research and development of the ICC. SPACEHAB began capital asset construction of the ICC in FY 1999. Completion of this asset expands the Company's product and service lines to meet market requirements for low-cost unpressurized carriers for research experiments and cargo. SPACEHAB developed the ICC to carry unpressurized cargo to the ISS, based on a patented pallet technology (the "Unpressurized Cargo Pallet" or "UCP"), which can be used independently or in tandem with the SPACEHAB Single or Double Modules. The ICC's design is such that it is located in what is ordinarily unused volume in the front of the Space Shuttle's cargo bay. By expanding the capabilities of the Space Shuttle and by offering flexibility in the mix of pressurized and unpressurized cargo carried on each mission, the Company believes that the ICC could become the preferred method for providing logistics and utilization resupply to the ISS. The Company also incurred $1.3 million, $1.7 million and $0.4 million in other research and development expenditures during fiscal years 1999, 1998 and 1997 respectively.

COMPETITION

         Currently, there are no other companies that compete directly with SPACEHAB in providing pressurized module services that are carried aboard the Space Shuttles. NASA had a government-owned and operated system, Spacelab, which provided services similar to those provided by SPACEHAB modules. However, NASA has terminated the Spacelab program with its final mission in April 1998. The Company has commenced the design and construction of the Research Double Module under a contract with Boeing (formerly McDonnell Douglas Aerospace). The Research Double Module represents a commercial replacement for NASA's Spacelab. The Company believes that this module will significantly outperform Spacelab in terms of technology, capacity, functionality and cost-effectiveness.

         The Company's long-term strategy for growth is to provide research, logistics, infrastructure and payload processing services to NASA and others during the International Space Station era. This strategy could require the Company to compete with commercial companies such as Lockheed-Martin, Boeing and others who have existing NASA support contracts, greater financial resources and manufacturing capabilities, and larger marketing, sales and technical organizations than the Company. In FY 1997, SPACEHAB entered into an agreement with United Space Alliance ("USA"), a Boeing and Lockheed Martin joint venture, to expand the commercial use of the Space Shuttle fleet. Although this agreement has expired, SPACEHAB and USA are continuing to pursue joint business opportunities. SPACEHAB's existing strategic relationships with DASA, Mitsubishi Corporation, Boeing and Alenia, may provide additional opportunities for teaming and partnerships that management believes will enable the Company to compete for market share.

         The Italian Space Agency has contracted to build three multi-purpose logistics modules ("MPLM") intended for use in connection with the ISS. Although the MPLM provides similar services as SPACEHAB's Modules for ISS logistics missions, SPACEHAB believes that its Modules are complementary to the MPLM. Each module is expected to be used for special situations, e.g.- the MPLM is expected to be used when a requirement exists for heavy construction materials; when the requirement exists for crew rotation, food, supplies and equipment, the Spacehab modules would be used due in part to the flexibility and late access capabilities of the SPACEHAB modules. Of the five planned or possible logistics missions per year to the ISS, the Company expects that two or three will be SPACEHAB missions with the remainder being MPLM missions.

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

         JE's competitors include Boeing, Lockheed-Martin, United Space Alliance, Raytheon Barrios Technologies, Hernandez Engineering, Cimarron and Oceaneering Space & Thermal Systems.

BACKLOG

         A significant portion of the Company's revenue is currently generated from its contracts with NASA that, similar to contracts with other agencies of the U.S. government, contain provisions pursuant to which NASA may terminate the contract "for convenience." The Company's contracts with NASA are conditioned by its terms upon NASA receiving an adequate annual appropriation of funds from the U.S. Congress. Failure to receive funds from Congress or a withdrawal by Congress of prior appropriations would permit NASA to terminate its contracts with SPACEHAB "for convenience." For the government's fiscal year 1999, both the U.S. Senate and House of Representatives have authorized and approved an annual appropriation of $13.7 billion for NASA, including $2.3 billion for the ISS, indicating a commitment by the government to the space industry. However, there can be no assurance that the level of approved funding will be adequate for NASA to complete all of the initiatives including those relating to the contracts with the Company.

         SPACEHAB anticipates that a portion of future revenue will be derived from contracts with entities other than agencies of the U.S. government that will not be subject to federal contract regulations such as termination "for convenience of the government" or federal government funding restrictions. However, to the extent that such contracts require the use of the Space Shuttle for transportation, these systems must be available and will have to be obtained at a reasonable cost to SPACEHAB.

         As of June 30, 1999, the Company's contract backlog is estimated to be approximately $167.3 million, of which $149.5 million represents U.S. government backlog and $17.8 million represents non-U.S government contracts.

CERTAIN REGULATORY MATTERS

         The Company is subject to federal, state and local laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment. The Company believes that its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and consequential financial liability to the Company. Compliance with environmental laws and regulations and technology export requirements has not had in the past, and, the Company believes, will not have in the future, material effects on the capital expenditures, earnings or competitive position of the Company.

EMPLOYEES

         As of June 30, 1999, the Company employed 745 regular employees, 28 of whom are employed by the Astrotech subsidiary and 659 are employed by JE. Of these 745 employees, 111 (approximately 15 percent) hold advanced degrees, including 11 who hold doctorate degrees. Additionally, a significant number of the Company's employees have experience in both the space industry and/or governmental space agencies, with a special expertise in commercial space and human space flight. None of the Company's employees are covered by collective bargaining agreements. Underlying all of SPACEHAB's efforts has been the dedication and skill of its personnel. The Company believes that the dedication of its employees is critical to its success and that its relations with its employees are excellent.

ITEM 2.  PROPERTIES

         The Company and its wholly-owned subsidiaries, Astrotech and JE, currently occupy six locations, with the corporate headquarters located at 300 D Street SW, Suite 814, Washington, DC 20024. The corporate headquarters occupy approximately 15,499 square-feet of office space and house SPACEHAB's 19-person executive management, accounting and marketing team. The term of the present lease expires on December 16, 2007.

         SPACEHAB has 35 employees encompassing sales and marketing, flight system development, operations and health and sciences located at 1331 Gemini Avenue, Suites 300 & 310, Houston, Texas 77058. The Houston offices consist of approximately 22,930 square feet of non-contiguous office space located near the Johnson Space Center. In January 1998, the Company negotiated an agreement for one lease for the two office suites. The new lease is a five-year term commencing March 1, 1998, and expiring February 28, 2003. In addition, JE occupies a portion of Suites 300 & 310 and 4,473 square feet of the first and second floors housing 76 employees supporting marketing, finance and corporate services. The first and second floor space is on a month-to-month basis.

         The Company's payload processing facility, housing a 3-person operations team, is located near the Kennedy Space Center in Cape Canaveral, Florida. The facility is contained in an approximately 50,000 square-foot plant. The Company owns the building that houses the payload processing facility but leases the land upon which it is constructed. The payload processing facility has a clean room work area of approximately 24,000 square-feet. This work area is designed to accommodate the SPACEHAB Single and Double Modules, as well as the ICC. This area includes 11 secure experiment/payload integration and work areas ranging in size from 300 square-feet to 1,000 square-feet each. In addition, the facility provides office space, stock rooms, storage areas, a machine shop, an electrical shop, conference rooms, and other miscellaneous accommodations. In July 1997, the Company negotiated a new agreement with the Canaveral Port Authority for the lease of the land. The term of the new lease is for a forty-three year period commencing August 28, 1997. Upon expiration of the land lease, all improvements on the property revert at no cost to the lessor.

         Astrotech occupies three locations. Its headquarters are located at 6305 Ivy Lane, Suite 520, Greenbelt, MD 20770. The headquarters occupy approximately 6,250 square-feet of leased office space at this site and house a 9-person management and administrative team. The term of the present lease is a five-year period expiring on May 31, 2003.

         Astrotech's 12-person engineering and support team is located in an eight-building, owned facility at 1515 Chaffee Drive, Titusville, Florida 32780. This 88,000 square-foot facility supports non-hazardous and hazardous material processing, payload storage and customer offices. These buildings presently occupy one-third of the 37.5-acre property owned by Astrotech, with the remaining two-thirds available for expansion.

         Astrotech has a 3-person technical staff located at the Vandenberg Air Force Base in Vandenberg, California. Astrotech presently rents a 60-acre site on the Air Force Base and owns four buildings comprising 16,500 square-feet, which are dedicated to the same functions provided at the Florida facility. The term of the present land lease expires on July 13, 2013. Upon expiration of the land lease, all improvements on the property revert at no cost to the lessor.

         JE occupies five locations. Its headquarters are located at 555 Forge River Road, Suite 150, Webster, Texas 77058. The headquarters houses JE's 463-person engineering team within a 69,100 square-foot facility. This office lease will expire on June 30, 2003.

         JE has an 11-person fabrication shop located at 920 Gemini Avenue, Houston, Texas, 77058. This 17,920 square-foot facility is being leased for a three-year term that will expire on January 31, 2001.

         JE also occupies two facilities used for storage at 926 and 928 Gemini Ave, Houston, Texas 77058. These facilities are 4,431 square feet and 8,992 square feet respectively. The lease will expire on April 30, 2002.

         JE also occupies 3,852 square feet of space at 18100 Upper Bay Road, Houston, Texas 77058 that houses a 19-person engineering and laboratory team. The lease will expire on July 31, 2000.

         Additionally, JE has more than 75 additional employees who are housed at various government facilities within the Houston area.

         The Company believes that its current facilities and equipment are generally well maintained and in good condition and are adequate for its present and foreseeable needs.

ITEM 3.  LITIGATION

         The Company is not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders during the fourth quarter of FY 1999.

         PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock (the "Common Stock") trades on the NASDAQ National Market System under the symbol "SPAB." The Common Stock has been publicly traded since December 22, 1995, the date of the closing of the Company's initial public offering. The quarterly high and low stock prices for fiscal years 1999, 1998 and 1997 are as follows:


Fiscal 1999:                                High              Low
------------                                ----              ---
                  First Quarter             $11 3/4           $ 8 1/4
                  Second Quarter            $10 3/4           $ 7
                  Third Quarter             $10  13/16        $ 6
                  Fourth Quarter            $ 6 1/8           $ 5


Fiscal 1998:                                High              Low
------------                                ----              ---
                  First Quarter             $12 3/16          $ 8 3/4
                  Second Quarter            $11 3/8           $ 9 11/16
                  Third Quarter             $11 3/8           $ 9 7/8
                  Fourth Quarter            $12               $11


Fiscal 1997:                                High              Low
------------                                ----              ---
                  First Quarter             $11 1/4           $ 8
                  Second Quarter            $ 8 1/2           $ 5 1/2
                  Third Quarter             $ 7 1/8           $ 5
                  Fourth Quarter            $ 9 1/4           $ 5 3/4



         The Company has never paid cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of its business and, therefore, the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

         The Company has authorized 30,000,000 shares of Common Stock. At July 24, 1999, 11,229,646 shares of Common Stock were outstanding. The Company had approximately 2,151 shareholders of record and beneficial holders of its Common Stock on June 30, 1999.

         The Company has authorized and issued 975,000 shares of preferred stock. On August 2, 1999, DASA, a shareholder, agreed to purchase an additional $12.0 million equity stake in SPACEHAB representing 1,333,334 shares of Series B Senior Convertible Preferred Stock. Under the agreement DASA purchased all of SPACEHAB's 975,000 authorized and unissued shares of preferred stock. The other 358,334 shares of Series B Senior Convertible Preferred Stock will be issued upon shareholder approval of a proposal to increase the number of authorized shares of preferred stock that will be presented at the next stockholders meeting scheduled for October 14, 1999. The preferred stock purchase will increase DASA'S investment interest in SPACEHAB to approximately 11.5 percent. The Series B Senior Convertible Preferred Stock is convertible at the holders' option on the basis of one share of Preferred Stock for one share of Common Stock, provides the holder to a right to vote on an "as converted" basis the equivalent number of shares of Common Stock and has preference in liquidation, dissolution or winding up of $9.00 per preferred share. No dividends are payable on the convertible preferred shares.



SALES OF UNREGISTERED SECURITIES

         During FY 1999, the Company issued no unregistered securities.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data presented below are derived from the audited consolidated financial statements of SPACEHAB. This selected financial information should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this report.


                                                                       Nine(1)
                                                    Year Ended         Months
                                                     September          Ended        Year Ended       Year Ended       Year Ended
                                                         30,           June 30,        June 30,        June 30,         June 30,
                                                    ----------        ---------       ---------        ---------       ---------
                                                        1995             1996            1997             1998            1999
                                                    ----------        ---------       ---------        ---------       ---------
                                                                         (in thousands, except per share data)
Statement of  Operations Data:
   Revenue(2)                                        $  46,059        $  56,397       $  56,601(3)     $  64,087       $ 107,720(8)
   Costs of revenue                                     23,349           20,985          34,120           35,058          89,283
                                                     ---------        ---------       ---------        ---------       ---------
   Gross profit                                         22,710           35,412          22,481           29,029          18,437
   Marketing, general and administrative
     expenses                                            3,816            4,056           8,567           13,712          14,599
   Research and development expenses                     1,600              100           1,252            2,620           3,636
                                                     ---------        ---------       ---------        ---------       ---------
   Operating income                                     17,294           31,256          12,662           12,697             202
   Interest expense, net of capitalized
     amounts                                             1,365              699             955            4,480           4,905
   Net income (loss)                                    15,809           28,829          13,832(4)        12,131          (2,589)
   Net income (loss) per common share -
     Diluted(5)                                      $    2.36        $    3.19       $    1.24        $    0.84       $   (0.23)
   Shares used in computing net income
     (loss) Per common share - diluted(5)                6,746            9,343          11,160           14,571          11,185

Other Data:
   Cash provided by (used for) operations            $  26,838        $  13,151       $  (5,995)       $  31,604       $  (6,331)
   Total investing activities                            4,943            6,266          29,308(6)        23,113          58,619(7)

Balance Sheet Data (at period end);
   Working capital                                   $   7,192        $  45,942       $   3,159        $  62,660       $  12,374
   Total assets                                         86,701          129,709         114,450          220,604         204,346
   Long-term debt, excluding current portion            24,886           17,318          12,725           85,322          78,810
   Stockholders' equity (deficit)                       (1,715)          71,596          86,622           96,408          94,165

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

(4) Includes an extraordinary gain of $3,274, net of taxes and legal fees, relating to the amendment and restatement of a credit agreement.

(5) In December 1997, the Company adopted the provisions of Statement of Financial Accounting No. 128, Earnings Per Share, which establishes new guidelines for the calculations of earnings per share. Earnings per share for FY 1994 through FY 1997 have been restated to reflect the provisions of this new standard.

(6) Includes $20,134 of consideration for the purchase of Astrotech.

(7) Includes $24,745 of consideration for the purchase of JE and a $1,400 investment in a joint venture.

(8) Includes revenues of $58.4 million generated by Johnson
Engineering subsequent to its acquisition on July 1, 1998.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         SPACEHAB was incorporated in 1984 to commercially develop space habitat modules to operate in the cargo bay of the Space Shuttles. SPACEHAB, along with the Astrotech and JE subsidiaries define the Company.

         During FY 1998 the Company operated under two contracts with NASA. First, the Mir Contract, with a total contract value of $91.5 million, including $39.0 million for three Mir option missions that were flown in FY 1998. Second, the REALMS Contract, with a total contract value of $44.9 million consisting of three missions, two of which were flown in October of 1998 and in May of 1999. The remaining mission to be flown under the REALMS Contract is scheduled for December of 2000. This contract also provides SPACEHAB an opportunity to have direct commercial relationships with other space agencies by providing them research space in the modules. In fact, on the October 1998 flight, most of the revenue recognized came from customers other than NASA. The Company's revenues for FY 1998 were generated primarily from the Mir Contract, the REALMS Contract, and through the Company's commercial customer contracts. The Company's revenues for FY 1999 were generated primarily from the REALMS Contract, with an additional mission scheduled for December 1999, and the FCSD Contract.

         SPACEHAB generates revenue by providing a turnkey service that includes access to the modules and provides integration and operations support services to scientists and researchers responsible for the experiments and/or logistics supplies for module missions aboard the Space Shuttle System and under the FCSD Contract. Under the CMAM and Mir Contracts, the Company recognized revenue only at the completion of each Space Shuttle mission using Company assets. Accordingly, the Company's quarterly revenue and profits fluctuated dramatically based on NASA's launch schedule and will continue to do so for any contract for which revenue is recognized only upon completion of a mission. For the REALMS Contract and for new contract awards for which the capability to successfully complete the contract can be demonstrated at contract inception, revenue recognition under the percentage-of-completion method is being reported based on costs incurred over the period of the contract. The percentage-of-completion method results in the recognition of revenue over the period of contract performance, thereby decreasing the quarter-by-quarter fluctuations of reported revenue.

         The expenses associated with the operations of SPACEHAB are recorded differently based on the type of expense. Costs of revenue include integration and operations expenses associated with the performance of two types of efforts:
(i) sustaining engineering in support of all missions under a contract and (ii) mission specific support. Expenses associated with sustaining engineering are expensed as incurred. Mission specific expenses relating to the CMAM Contract and the Mir Contract were deferred as assets and not expensed until the specific Space Shuttle mission was flown and the related revenue was recognized. Costs associated with the performance of the contracts using the percentage-of-completion method of revenue recognition are expensed as incurred. Costs associated with the cost-plus-award and incentive fee contracts are expensed as incurred. Other costs of revenue include depreciation expense and costs associated with the Astrotech payload processing facilities. Flight related insurance covering transportation of the SPACEHAB Modules from SPACEHAB's payload processing facility to the Space Shuttle, in-flight insurance and third-party liability insurance are also included in costs of revenue and are recorded as incurred. Marketing, general and administrative and interest and other expenses are recognized when incurred.

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

         Johnson Engineering's revenue is derived primarily from the FCSD Contract which is a $326.3 million multitask contract which will conclude in April 2001, although NASA has the option to exercise a one year extension. JE performs services under a cost-plus award and incentive fee contract for government services that is requested by and directed by NASA.

RESULTS OF OPERATIONS

         FY 1997 results include the operations of Astrotech subsequent to its acquisition on February 12, 1997. In addition, FY 1999 results include JE that was acquired July 1, 1998.

Fiscal Year Ended June 30, 1999 as Compared to the Fiscal Year Ended June 30,
1998

         Revenue. The Company's revenue increased approximately 68% to approximately $107.7 million for the year ended June 30, 1999, as compared to $64.1 million for the year ended June 30, 1998. For the year ended June 30, 1999, $39.1 million was recognized from the REALMS contract and related commercial customers, $9.8 million from Astrotech, $58.4 million from JE and $0.4 of miscellaneous revenue. Conversely, for the year ended June 30, 1998 revenue of $39.0 million was recognized from the Mir Contract, $14.3 million from the REALMS Contract and related commercial customers and $10.8 million from Astrotech. The decrease in module revenue from the year ended June 30, 1998 is attributable to the delay in the ISS assembly. Astrotech's revenue declined from the year ended June 30, 1998 due to launch vehicle failures which have been subsequently corrected.

         Costs of Revenue. Costs of revenue for the year ended June 30, 1999, increased 146% to $89.3 million, as compared to $36.3 million for the year ended June 30, 1998. For the year ended June 30, 1999, $25.9 million of costs was for integration and operation costs under the REALMS Contract and related commercial customers, $4.6 million was for integration and operations at Astrotech, $53.8 million for cost of revenue at JE, and depreciation of $5.0 million. In contrast, the primary costs of revenue for the year ended June 30, 1998, are $19.2 million for integration and operation costs under the Mir Contract, $7.8 million under the REALMS Contract and related commercial customers, $4.4 million for integration and operations at Astrotech, and depreciation of $4.9 million.

         Operating Expenses. Operating expenses increased by 21.0% to approximately $18.2 million for the year ended June 30, 1999, as compared to approximately $15.1 million for the year ended June 30, 1998. This increase is due primarily to the inclusion of JE's operating expenses of approximately $2.5 million, staff additions and related expenses during the first half of the year and increased consulting expenses partially offset by the decrease in R&D costs of $0.7 million. Research and development costs for the year ended June 30, 1999 were $3.6 million, as compared to $4.3 million for the year ended June 30, 1998. This decrease is due primarily to the completion of the ICC and SHUCS R&D efforts partially offset by research and development expenses associated with Astrotech's sounding rocket program.

         Interest Expense. Interest expense was approximately $7.4 million for the year ended June 30, 1999, as compared with approximately $6.4 million for the year ended June 30, 1998. The increased interest expense is due primarily to a full year of interest expense on the $63.3 million of convertible notes as compared to a partial year in 1998. $2.5 million of interest expense was capitalized in 1999 as compared to $2.0 million in 1998. Interest is capitalized based primarily on the construction of the Company's modules and payload processing facilities.

         Interest Income. Interest and other income was approximately $1.6 million and $3.9 million for the years ended June 30, 1999 and 1998, respectively. This decrease is due primarily to the Company's use of cash for the purchase of JE and expenditures for property, plant and equipment and debt payments. Interest income is earned by the Company through the short-term investment of funds.

         Net Income (Loss) Net Loss. Net loss for the year ended June 30, 1999, was approximately ($2.6) million, or ($0.23) per share (basic and fully diluted
EPS), on 11,184,742 shares as compared to $9.6 million, or $0.86 per share (basic EPS), for the year ended June 30, 1998, on 11,154,271 shares and $0.84 per share, fully diluted, on 14,571,278 shares. Income tax expense (benefit) for these periods was ($0.5) million and $2.5 million for the years ended June 30, 1999 and 1998, respectively. As of June 30, 1999, the Company had approximately $19.7 million of available net operating loss carry-forwards expiring between 2006 and 2019 to offset future regular taxable income

         The effects of inflation and changing prices have not significantly impacted the Company's revenue or income from continuing operations during FY 1999 and 1998.

Fiscal Year Ended June 30, 1998 as Compared to the Fiscal Year Ended June 30,
1997

         Revenue. The Company's revenue increased approximately 13% to approximately $64.1 million for the year ended June 30, 1998 as compared to $56.6 million for the year ended June 30, 1997. For the year ended June 30, 1998, $39.0 million was recognized from the Mir Contract, $14.3 million from the REALMS Contract and related commercial customers, and $10.8 million from Astrotech. Conversely, for the year ended June 30, 1997, $47.1 million was recognized from the Mir Contract, $8.0 million from the CMAM contract, $4.0 million from the NASDA/ESA contract, and $2.9 million from Astrotech.

         Costs of Revenue. Costs of revenue for the year ended June 30, 1998, increased 4% to $36.3 million, as compared to $35.0 million for the year ended June 30, 1997. The primary components of costs of revenue for the year ended June 30, 1998 are $19.2 million for integration and operation costs under the Mir Contract, $7.8 million for costs under the REALMS Contract and related commercial customers, $4.4 million for integrations and operations costs at Astrotech, and depreciation of $4.9 million. In contrast, the primary costs of revenue for the year ended June 30, 1997 are, $19.3 million of integration and operation costs under the Mir Contract, $1.0 million under the CMAM Contract, $3.6 million under the NASDA/ESA Contract, $1.3 million for integrations and operations costs at Astrotech, and $9.8 million of depreciation. The decrease in depreciation expense is attributable to the impact of extending the estimated useful lives of the Company's modules to 2012. This change in accounting estimate is treated prospectively and is based on current available information from NASA, which extends the estimated useful life of the Space Shuttle program to at least 2012.

         Operating Expenses. Operating expenses increased by 69% to approximately $15.1 million for the year ended June 30, 1998, as compared to approximately $8.9 million for the year ended June 30, 1997. This increase is due primarily to staff additions, adding strength in engineering, design and research and development capabilities and the inclusion of a full year of Astrotech's operating expenses as opposed to approximately four months of expenses in 1997 subsequent to the acquisition. Research and development costs for the year ended June 30, 1998 were $4.3 million, as compared to $1.7 million for the year ended June 30, 1997. The increase is due primarily to the Company's efforts to develop space related assets including the ICC and the SHUCS, which is being developed to provide reliable and Shuttle-independent data communication channels that are responsive to payload user requirements.

         Interest Expense. Interest expense was approximately $6.4 million for the year ended June 30, 1998, as compared with approximately $1.3 million for the year ended June 30, 1997. The increase in interest expense was due to the Company's issuance of its Subordinated Convertible Notes due 2007 and interest costs from the use of a term note. There was also approximately $2.0 million and $0.3 million of interest capitalized during the year ended June 30, 1998, and year ended June 30, 1997, respectively. Interest is capitalized based primarily on the construction of the Company's research double module and double module hardware.

         Interest Income. Interest and other income was approximately $3.9 million and $1.8 million for the years ended June 30, 1998 and 1997, respectively. This increase is due to interest earned by the Company through the short-term investment of funds raised by the Company's financing activities.

         Net Income. Net income for the year ended June 30, 1998 was approximately $9.6 million, or $0.86 per share (basic EPS), on 11,154,271 shares as compared to $13.8 million, or $1.24 per share (basic EPS), for the year ended June 30, 1997, on 11,118,825 shares. Income tax expense for these periods was $2.5 million and $3.0 million for the years ended June 30, 1998 and 1997, respectively. As of June 30, 1998, the Company had approximately $7.9 million of available net operating loss carry-forwards expiring between 2006 and 2009 to offset future regular taxable income. Utilization of these net operating loss carry-forwards may be subject to limitations in the event of significant changes in the stock ownership of the Company. While there are no restrictions on transfers or sales of shares of Common Stock that would prevent such a change from occurring, there is no plan to initiate any such changes on ownership resulting in the loss of these carry-forwards.

         The effects of inflation and changing prices have not significantly impacted the Company's revenue or income from continuing operations during FY 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its capital expenditures, research and development and working capital requirements with progress payments under its various contracts, as well as with proceeds received from private debt and equity offerings and borrowings under credit facilities. During December 1995, SPACEHAB completed an initial public offering of Common Stock (the "Offering"), which provided the Company with net proceeds of approximately $43.5 million. In June 1997, the Company signed an agreement with a financial institution securing a $10.0 million revolving line of credit (the "Revolving Line of Credit") that the Company may use for working capital purposes. As of June 30, 1999, no amounts were drawn on this line of credit that expires in October 1999. In July 1997, Astrotech obtained a five-year term loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB, and provides for draws of up to $15.0 million for general corporate purposes. As of June 30, 1999, the Company had drawn $15.0 million on this loan, $1.0 million of which was drawn in April of 1999, which had an outstanding balance on that date of $10.1 million. On October 21, 1997, the Company completed a private placement offering of convertible subordinated notes (the "Notes Offering"), which provided the Company with net proceeds of approximately $59.9 million which has been used, in part, for capital expenditures associated with the development and construction of space related assets, the purchase of JE, and for general corporate purposes. In December 1998, the Company amended its agreement with Alenia relative to subordinated notes payable with an outstanding balance of $11.9 million. In exchange for payment of $4.0 million of principal, Alenia agreed to reduce the annual interest rate from 12 percent to 10 percent on the outstanding balance as of January 1, 1999, and the interest payment due for the quarter ended December 31, 1998, was waived resulting in an effective interest rate of 8.75 percent. An amended agreement with the senior debt holders under the Insurers' note requires that an interest rate of 8.25 percent be applied to the senior debt with an outstanding balance of $1.0 million as of June 30, 1999.

   Subsequent to June 30, 1999, DASA agreed to purchase a $12.0 million equity stake in SPACEHAB. DASA has agreed to purchase 1.33 million shares of preferred stock, convertible into common shares on a one for one basis, which will increase DASA's investment interest in SPACEHAB to approximately 11.5 percent. Under the agreement DASA purchased all of SPACEHAB's 975,000 authorized and unissued preferred shares. The other 358,334 shares will be issued upon shareholder approval of a proposal to increase the number of authorized preferred shares that will be presented at the next shareholders meeting on October 14, 1999. No dividends are payable on the preferred shares which are convertible into common shares on a one-for-one basis.

    For the period ended June 30, 1999, the Company was in breach of certain loan covenants of the term loan and line of credit facility. The covenants had been negotiated prior to the acquisition of JE. While the Company had not drawn against the line of credit, covenant waivers were requested and received, for the year ended June 30, 1999, from both lending institutions. The Company believes it will be in compliance with the covenants on a going forward basis.

         Cash Flows From Operating Activities. Cash provided by (used for) operations for the years ended June 30, 1999, 1998 and 1997 was ($6.3) million, $31.6 million and ($6.0) million, respectively. The significant changes between 1999 and 1998 were; the ($2.6) million loss due primarily to the delay in the ISS assembly and a ($7.8) million change in deferred flight revenue due to the decrease in progress payments for the missions under the REALMS Contract and related commercial customers. Progress payments of $11.8 million were recorded at the end of 1998 for missions STS-95 and STS-96. Those missions flew in 1999. The reduction of those progress payments was partially offset by progress payments for STS-107. The significant change between 1998 and 1997 was caused by the timing of progress payments received by the Company under its contracts. Under the Mir Contract, the REALMS Contract and the NASDA/ESA Contracts progress payments are structured such that expenses incurred under these contracts are billed as costs are incurred.

         Cash Flows Used in Investing Activities. For the years ended June 30, 1999, 1998 and 1997, cash flows used in investing activities were $58.6 million, $23.1 million and $29.3 million, respectively. Expenditures during the year ended June 30, 1999 were $24.7 million for the purchase of JE, $27.3 million of expenditures for the various flight assets including the RDM and ICC system, $4.2 million for the expansion of both SPACEHAB's payload processing facilities and Astrotech's payload processing facilities and a $1.4 million investment in the SpaceDRUMS joint venture. For the years ended June 30, 1998 and 1997, the major items of investing were for the construction of the RDM, which began in 1997, and the purchase of Astrotech. The Company anticipates that it will spend approximately $5.7 million in FY 2000, $40.0 million in the aggregate, to complete the RDM during FY 2000.

         The Company expects to continue funding any additional capital expenditures and working capital requirements from internally generated cash flow, draw-downs on existing credit facilities and through future debt and/or equity offerings.

         Cash Flows From Financing Activities. For the years ended June 30, 1999, 1998 and 1997, cash flows provided by (used for) financing activities were ($6.0) million, $70.9 million and ($2.6) million, respectively. During the year ended June 1999, the Company made a principal payment of $4.0 million to Alenia, paid $2.8 million and borrowed an additional $1.0 million under the Term Loan Agreement. During the year ended June 30, 1998, the Company received net proceeds of approximately $14.1 million and made payments of $2.1 million under the Term Loan Agreement. In October 1997, the Company received net proceeds after commissions and other expenses of approximately $59.9 million by completing an offering of $55.0 million of its 8 percent Convertible Subordinated Notes due 2007 as well as the underwriters' exercise of the over-allotment for an additional $8.3 million for a total of $63.3 million.

         The Company believes that cash flows from the preferred share purchase by DASA, the Convertible Notes Offering, the Term Loan Agreement, and the Revolving Line of Credit will be sufficient to meet any cash flow requirements from operations and other funding requirements for capital asset construction and development for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

         In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 becomes effective June 15, 2000 and will require the Company to disclose additional information on its hedging activities. The Company is reviewing this standard; however, it is not expected that implementing this Standard will significantly impact the Company.

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

Phases

         AWARENESS AND RISK ASSESSMENT- This phase is intended to ensure the establishment of the Y2K program and the awareness of potential risks and issues. This phase involves communicating the status and progress of the Y2K program within SPACEHAB and to third parties. SPACEHAB expects that this will be an on-going activity.

         INVENTORY AND RISK ASSESSMENT- This phase involves taking inventory of SPACEHAB hardware, software and infrastructure to identify those systems that are and are not Y2K compatible. The emphasis is on those items, which are believed by SPACEHAB to have a significant impact on the business from a financial, legal or service perspective. While this process is ongoing, SPACEHAB estimates that this phase is substantially complete for Company owned hardware and software. SPACEHAB is continuing to survey third party vendors to determine their state of readiness. NASA has informed SPACEHAB that the Space Shuttle, all onboard systems, shuttle facilities and operations are Y2K compliant.

         REPAIR, REPLACEMENT AND RENOVATION- This phase, also known as "conversion," is intended to ensure that the appropriate items identified in the preceding phase are upgraded to meet the Y2K compliance criteria. Material repairs, replacements and renovations are substantially complete for systems that are under direct control of SPACEHAB. No assessment of completion dates are available for those items for which third parties are responsible until the completion of that portion of the Inventory and Risk Assessment phase.

         VERIFICATION AND VALIDATION- This phase ensures that critical processes, systems and infrastructure are verified and tested to ensure Y2K issues will not cause major disruptions in the on-going operations and business of the Company. Verification and testing of systems under SPACEHAB's direct control has been substantially completed by SPACEHAB personnel and personnel of SPACEHAB's major subcontractor, Boeing.

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

 B) Some computer hardware used in the operations function of SPACEHAB will require upgrading. The computers at SPACEHAB's Payload Process Facility in Florida used for ground support electrical testing ("GSE") are antiquated, inefficient and are not Y2K compatible. A proposal has been submitted to upgrade those systems during 1999 and work is progressing on the upgrade.

C) Surveys and/or questionnaires are being sent to those third parties that might have an impact on SPACEHAB's business to determine their state of readiness. Those third parties include; NASA, Boeing, Lockheed-Martin and the various utility service companies serving our locations.

Costs

         The costs associated with required modifications to become Y2K compliant are not expected to be material to SPACEHAB's financial position or results of operations. The current estimate to become Y2K compliant is minimal, approximately $0.2 million, for the replacement of all hardware and software. This estimate excludes system enhancements, modifications and upgrades to replace the inefficient and antiquated GSE equipment, which costs are estimated to be $0.8 million. The costs of the Year 2000 program are being expensed as incurred. Replacement of the GSE equipment will be capitalized. There was no specific budget in FY 1999 or for FY 2000 for Y2K costs.

RISKS

         In a likely worse case scenario, the failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations, including operations that are essential to the provision of SPACEHAB's services. Due to the general uncertainty inherent in the Y2K problem, resulting in major part from the state of readiness of third parties, SPACEHAB is unable to determine at this time whether the consequences of Y2K failures will have a material impact on SPACEHAB's results of operations, liquidity or financial condition. Potential Y2K impacts from third parties include the failure of utility companies and power grids and from the customer owned IT systems that are located at Astrotech's payload processing facilities.

Contingency Plans

         After gathering information from SPACEHAB's Y2K readiness program and to prepare for the possibility that certain information systems or third parties will not be Y2K compliant, SPACEHAB intends to develop appropriate contingency plans. Based on third party responses to date, it appears that no significant systems will be affected by the Y2K issue. The GSE at SPACEHAB's payload processing facility in Florida, while not Y2K compliant, is still usable. The only functionality of the GSE that is expected to be impaired is the printing of the correct date on computer generated reports.

         READERS ARE CAUTIONED THAT THE DISCUSSION OF SPACEHAB'S EFFORTS AND EXPECTATIONS RELATED TO YEAR 2000 ARE FORWARD LOOKING STATEMENTS AND SHOULD BE READ IN CONJUNCTION WITH SPACEHAB'S DISCLOSURE UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- FORWARD LOOKING STATEMENTS."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
SPACEHAB, Incorporated and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of SPACEHAB, Incorporated and subsidiaries (the Company) as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPACEHAB, Incorporated and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles.


                                                             /s/ KPMG LLP
                                                             ------------

                                                             KPMG  LLP



McLean, Virginia
August 13, 1999, except as to note 8
which is as of September 8, 1999

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share data)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 June30,
                                                                                                     ------------------------------
ASSETS                                                                                                  1999                 1998
------------------------------------------------------------------------------------------           ---------            ---------
Current assets:
   Cash and cash equivalents                                                                         $  21,346            $  92,327
   Accounts receivable, net  (note 4)                                                                   17,471                5,979
   Prepaid expenses and other current assets                                                             1,146                  550
------------------------------------------------------------------------------------------           ---------            ---------
Total current assets                                                                                    39,963               98,856
------------------------------------------------------------------------------------------           ---------            ---------
Property and equipment:
   Flight assets                                                                                        98,594               95,046
   Module improvements in progress                                                                      49,553               33,829
   Payload processing facilities                                                                        23,348               21,755
   Furniture, fixtures equipment and leasehold improvements                                              9,936                5,296
------------------------------------------------------------------------------------------           ---------            ---------
                                                                                                       181,431              155,926
Less accumulated depreciation and amortization                                                         (49,247)             (43,338)
------------------------------------------------------------------------------------------           ---------            ---------
Property and equipment, net                                                                            132,184              112,588

Goodwill, net of accumulated amortization of $1,339 and $230, respectively                              25,498                3,224
Investment in joint venture (note 16)                                                                    1,400                   --
Other assets, net                                                                                        5,301                5,936
------------------------------------------------------------------------------------------           ---------            ---------
Total assets                                                                                         $ 204,346            $ 220,604
------------------------------------------------------------------------------------------           ---------            ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Loans payable under credit agreement, current portion (note 6)                                    $     333            $     500
   Loans payable, current portion (note 8)                                                               3,126                2,824
   Accounts payable                                                                                      3,772                1,075
   Accrued expenses                                                                                      9,409                5,129
   Accrued subcontracting services                                                                       6,787               13,177
   Deferred revenue                                                                                      4,162               13,491
------------------------------------------------------------------------------------------           ---------            ---------
Total current liabilities                                                                               27,589               36,196
------------------------------------------------------------------------------------------           ---------            ---------
   Loans payable under credit agreement, net of current portion (note 6)                                   667                1,000
   Loans payable, net of current portion (note 8)                                                        7,033                9,177
   Convertible notes payable to shareholder (note 7)                                                     7,860               11,895
   Convertible subordinated notes payable (note 8)                                                      63,250               63,250
   Accrued contract costs                                                                                  940                   --
   Deferred income taxes (note 13)                                                                       2,842                2,678
------------------------------------------------------------------------------------------           ---------            ---------
Total liabilities                                                                                      110,181              124,196
------------------------------------------------------------------------------------------           ---------            ---------
Commitments and contingencies (notes 1, 11, 15 and 16) Stockholders' equity
(notes 8, 11 and 12):
   Common stock, no par value, authorized 30,000,000 shares, issued and
     outstanding 11,229,646 and 11,168,161 shares, respectively                                         81,585               81,239
   Additional paid-in capital                                                                               16                   16
   Retained earnings                                                                                    12,564               15,153
------------------------------------------------------------------------------------------           ---------            ---------
Total stockholders' equity                                                                              94,165               96,408
------------------------------------------------------------------------------------------           ---------            ---------
Total liabilities and stockholders' equity                                                           $ 204,346            $ 220,604
------------------------------------------------------------------------------------------           ---------            ---------

See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands, except share data)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                Year ended          Year ended         Year ended
                                                                               June 30,1999        June 30,1998       June 30,1997
------------------------------------------------------------------------       ------------        ------------        ------------
Revenue                                                                        $    107,720              64,087        $     56,601
------------------------------------------------------------------------       ------------        ------------        ------------
Costs of revenue:
Integration, operations and transportation                                           69,113              25,762              23,726
Depreciation                                                                          5,030               4,923               9,825
Other direct costs                                                                    5,334               4,373                 569
Indirect costs                                                                        9,806               1,263                 926
------------------------------------------------------------------------       ------------        ------------        ------------
Total costs of revenue                                                               89,283              36,321              35,046
------------------------------------------------------------------------       ------------        ------------        ------------
Gross profit                                                                         18,437              27,766              21,555
------------------------------------------------------------------------       ------------        ------------        ------------
Operating expenses:
Marketing, general and administrative                                                14,599              10,731               7,193
Research and development                                                              3,636               4,338               1,700
------------------------------------------------------------------------       ------------        ------------        ------------
Total operating expenses                                                             18,235              15,069               8,893
------------------------------------------------------------------------       ------------        ------------        ------------
Income from operations                                                                  202              12,697              12,662
Interest expense, net of capitalized interest (note 3)                               (4,905)             (4,480)               (955)
Interest and other income, net                                                        1,615               3,914               1,822
------------------------------------------------------------------------       ------------        ------------        ------------
Net income (loss) before income taxes and extraordinary item                         (3,088)             12,131              13,529
Income tax expense (benefit) (note 13)                                                 (499)              2,527               2,971
------------------------------------------------------------------------       ------------        ------------        ------------
Net income (loss) before extraordinary item                                          (2,589)              9,604              10,558
Extraordinary item - gain on early retirement of debt, net of
taxes and legal fees (note 6)                                                            --                  --               3,274
------------------------------------------------------------------------       ------------        ------------        ------------

Net income (loss)                                                              $     (2,589)       $      9,604        $     13,832
------------------------------------------------------------------------       ------------        ------------        ------------
Basic earnings (loss) per share:

Net income (loss) before extraordinary item                                    $      (0.23)       $       0.86        $       0.95
Extraordinary item                                                                       --                  --                0.29
------------------------------------------------------------------------       ------------        ------------        ------------

Net income (loss) per share - basic                                            $      (0.23)       $       0.86        $       1.24
------------------------------------------------------------------------       ------------        ------------        ------------
Shares used in computing net income (loss) per share - basic                     11,184,742          11,154,271          11,118,825
------------------------------------------------------------------------       ------------        ------------        ------------
Diluted earnings (loss) per share:

Net income (loss) before extraordinary item                                    $      (0.23)       $       0.84        $       0.95
Extraordinary item                                                                       --                  --                0.29
------------------------------------------------------------------------       ------------        ------------        ------------

Net income (loss) per share - diluted                                          $      (0.23)       $       0.84        $       1.24
------------------------------------------------------------------------       ------------        ------------        ------------
Shares used in computing net income (loss) per share - diluted                   11,184,742          14,571,278          11,160,322
------------------------------------------------------------------------       ------------        ------------        ------------

See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                Common stock           Additional      Retained           Total
                                                        ---------------------------      paid-in       earnings       stockholders'
                                                           Shares          Amount        capital       (deficit)         equity
                                                        ----------       ----------     ----------     ----------      ----------
Balance at June 30, 1996                                11,069,237       $   79,863     $       16     $   (8,283)     $   71,596

Common stock issued upon stock option exercises              2,000               24             --             --              24
Common stock issued upon conversion of debt (note 8)        75,000            1,170             --             --           1,170
Net income                                                      --               --             --         13,832          13,832
----------------------------------------------------    ----------       ----------     ----------     ----------      ----------

Balance at June 30, 1997                                11,146,237           81,057             16          5,549          86,622

Common stock issued upon stock option exercises              8,725               60             --             --              60
Common stock issued under employee stock purchase           13,199              122             --             --             122
plan
Net income                                                      --               --             --          9,604           9,604
----------------------------------------------------    ----------       ----------     ----------     ----------      ----------

Balance at June 30, 1998                                11,168,161           81,239             16         15,153          96,408

Common stock issued upon stock option exercises              1,070                8             --             --               8
Common stock issued under employee stock purchase           60,415              338             --             --             338
plan
Net income (loss)                                               --               --             --         (2,589)         (2,589)
----------------------------------------------------    ----------       ----------     ----------     ----------      ----------

Balance at June 30, 1999                                11,229,646       $   81,585     $       16     $   12,564      $   94,165
----------------------------------------------------    ----------       ----------     ----------     ----------      ----------


See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Year ended        Year ended         Year ended
                                                                                  June 30, 1999     June 30, 1998      June 30, 1997
----------------------------------------------------------------------------      -------------     -------------      -------------
Cash flows from operating activities:
  Net income (loss)                                                                 $ (2,589)          $  9,604           $ 13,832
  Adjustments to reconcile net income (loss) to net cash provided by
     (used for) operating activities:
        Depreciation and amortization                                                  7,017              5,587             10,185
        Amortization of debt placement costs                                             538                226                 --
        Gain on early retirement of debt                                                  --                 --             (4,093)
        Interest converted to notes payable                                               --                670              1,300
        Changes in assets and liabilities:
           Decrease (increase) in accounts receivable                                 (3,126)              (803)             1,843
           Increase in prepaid expenses and other current assets                        (290)              (351)               (15)
           Decrease in deferred mission costs                                             --              1,439              1,267
           Decrease (increase) in other assets                                           (14)            (1,980)              (258)
           Increase (decrease) in deferred flight revenue                             (7,762)             9,628            (28,051)
           Increase (decrease) in accounts payable and                                    --
           accrued expenses                                                              345              3,633               (968)
           Increase (decrease) in advance billings                                    (1,567)               720               (239)
           Increase (decrease) in accrued
           subcontracting services                                                        97                553               (798)
           Increase in deferred taxes                                                  1,020              2,678                 --
----------------------------------------------------------------------------        --------           --------           --------
Net cash provided by (used for) operating activities                                  (6,331)            31,604             (5,995)
----------------------------------------------------------------------------        --------           --------           --------
Cash flows from investing activities:
  Payments for flight assets under construction                                      (27,381)           (17,245)            (8,443)
  Payments for building under construction                                              (871)            (3,988)                --
  Purchases of property, equipment and leasehold improvements                         (4,222)            (1,880)              (731)
  Purchase of Astrotech, net of cash acquired                                             --                 --            (20,134)
  Purchase of Johnson Engineering, net of cash acquired                              (24,745)                --                 --
  Investment in joint venture                                                         (1,400)                --                 --
----------------------------------------------------------------------------        --------           --------           --------
Net cash used for investing activities                                               (58,619)           (23,113)           (29,308)
----------------------------------------------------------------------------        --------           --------           --------
Cash flows from financing activities:
  Payments of note payable to insurers                                                  (500)              (500)            (2,520)
  Payment of debt placement costs                                                         --             (3,984)                --
  Proceeds from issuance of convertible subordinated notes payable                        --             63,250                 --
  Proceeds from note payable                                                           1,000             14,119                 --
  Payments of note payable                                                            (2,842)            (2,118)                --
  Payments of note payable to shareholder                                             (4,035)                --                 --
  Payments of legal fees on early retirement of debt                                      --                 --               (110)
  Proceeds from exercise of stock options                                                  8                 60                 24
  Proceeds from issuance of common stock, net of expenses                                338                122                 --
----------------------------------------------------------------------------        --------           --------           --------
Net cash provided by (used for) financing activities                                  (6,031)            70,949             (2,606)
----------------------------------------------------------------------------        --------           --------           --------
Net increase (decrease) in cash and cash equivalents                                 (70,981)            79,440            (37,909)
Cash and cash equivalents at beginning of year                                        92,327             12,887             50,796
----------------------------------------------------------------------------        --------           --------           --------
Cash and cash equivalents at end of year                                            $ 21,346           $ 92,327           $ 12,887
----------------------------------------------------------------------------        --------           --------           --------


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      DESCRIPTION OF THE COMPANY

                SPACEHAB, Incorporated (the Company) is the first company to commercially develop, own and operate habitable modules that provide space-based laboratory research facilities and cargo services aboard the U.S. Space Shuttle system. The Company currently owns and operates three pressurized laboratory and logistics supply modules, which significantly enhance the capabilities of the Space Shuttle fleet. The Company is currently constructing a new research module with associated double module hardware. The Company's modules are unique to the Space Shuttle fleet.

                To date, the Company has successfully completed thirteen missions aboard the Space Shuttle and substantially all of the Company's revenue has been generated under contracts with NASA. The Company's contracts are subject to periodic funding allocations by NASA. NASA's funding is dependent on receiving annual appropriations from the United States government. During the years ended June 30, 1999, 1998 and 1997, approximately 80%, 68% and 88% of the Company's revenues were generated under U.S. Government contracts.

                On February 12, 1997, the Company acquired the assets and certain of the liabilities of Astrotech Space Operations, L.P. ("Astrotech"), a subsidiary of Northrop Grumman, a provider of commercial satellite launch processing services and payload processing facilities in the United States. These services are provided at the Astrotech facilities in Cape Canaveral, Florida and Vandenberg Air Force Base in California, and are provided to launch service providers on a fixed-price basis. Additionally, Astrotech provides management and consulting services to the Boeing Company for its Sea Launch program at the Boeing facility in Long Beach, California.

                On July 1, 1998, the Company acquired all of the outstanding shares of capital stock of Johnson Engineering Corporation ("JE"). JE performs several critical services for NASA including flight crew support services, operations, training and fabrication of mockups at NASA's Neutral Buoyancy Laboratory and at NASA's Space Vehicle Mockup Facility, where astronauts train for both Space Shuttle and ISS missions. JE also designs and fabricates flight hardware, such as flight crew equipment and crew quarters' habitability outfitting as well as providing stowage integration services. JE is also responsible for configuration management of the ISS.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

                The consolidated financial statements include the accounts of SPACEHAB, Incorporated and its wholly owned subsidiaries Astrotech and JE. All significant intercompany transactions have been eliminated in consolidation.

         CASH AND CASH EQUIVALENTS

                For purposes of its consolidated statements of cash flows, the Company considers short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are primarily made up of commercial paper investments recorded at cost, which approximates market value.

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

                Through June 30, 1997, the Company's flight modules were depreciated over a ten-year period using the straight-line method. Effective July 1, 1997, the Company extended the estimated useful lives of its space modules through 2012. This change in accounting estimate is treated prospectively and was based on then currently available information from NASA, which estimated the duration of the Space Shuttle program through at least 2012. As a result of this change in estimate, the Company's net income increased by $6.2 million for FY 1998.

                The Company has adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (Statement 121). Statement 121 requires that long-lived assets to be held and used, including goodwill, be reviewed by the Company for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the undiscounted net cash flows associated with the asset are less than the asset's carrying amount. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

         GOODWILL

                The excess of the cost over the fair value of net tangible and identifiable intangible assets acquired in purchase business combinations has been assigned to goodwill. Goodwill is being amortized on a straight-line basis over twenty to twenty-five years.

         INVESTMENT IN JOINT VENTURES

                  The Company generally uses the equity method of accounting for its investments in, and earnings of, investees. In accordance with the equity method of accounting, the carrying amount of such an investment is initially recorded at cost and is increased to reflect the Company's share of the investee's income and is reduced to reflect the Company's share of the investee's losses. For those investments for which the Company has provided substantially all of the investee's funding, the Company uses the modified equity method of accounting whereby 100% of the investee's current period earnings or losses are recognized.

         STOCK-BASED COMPENSATION

                The Company has adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (Statement
         123), which encourages, but does not require, the recognition of stock-based employee compensation at fair value. The Company has elected to continue to account for stock-based employee compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for options to purchase common stock granted to employees is measured as the excess, if any, of the fair value of common stock at the date of the grant over the exercise price an employee must pay to acquire the common stock.

                Warrants to purchase common stock granted to other than employees as consideration for goods or services rendered are recognized at fair value.

         REVENUE RECOGNITION

                Prior to the REALMS contract (note 10), the Company recognized revenue upon completion of each module flight. Total contract price was allocated to each flight based on the amount of services the Company provided on the flight relative to the total services provided for all flights under contract. Obligations associated with a specific mission, e.g., integration services, were also recognized upon completion of the mission. Costs directly related to specific missions were deferred until the respective missions were completed.

                For all other contract awards for which the capability to successfully complete the contract can be reasonably assured and costs at completion can be reliably estimated at contract inception, revenue recognition under the percentage-of-completion method is being used based on costs incurred over the period of the contract. Revenue provided by Astrotech's payload processing services is recognized ratably over the occupancy period of the satellite while in the Astrotech facilities. Revenue provided by JE is primarily based on cost-plus award fee contracts, whereby revenue is recognized to the extent of costs incurred plus estimates of award fee revenues using the percentage-of-completion method. Award fees, which provide earnings based on the Company's contract performance as determined by NASA evaluations, are recorded when the amounts can be reasonably estimated, or are awarded. Changes in estimated costs to complete, provisions for contract losses and estimated amounts recognized as award fees are recognized in the period they become known.

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

         NET INCOME (LOSS) PER SHARE

                In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, (Statement 128). Statement 128 supersedes Accounting Principles Board Opinion No. 15, Earnings per Share (APB 15) and its related interpretations, and promulgates new accounting standards for the computation and manner of presentation of the Company's earnings (loss) per share. The Company has restated previously reported annual earnings per share data in accordance with the provisions of Statement 128 (note
         14). The Company does not believe that the adoption of Statement 128 had a material impact on the computation or manner of presentation of its earnings (loss) per share data as currently or previously presented under APB 15.

                Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

                The computation of diluted earnings (loss) per share includes all common stock options and warrants and other common stock, to the extent dilutive, that potentially may be issued as a result of conversion privileges, including the convertible subordinated notes payable (note 8).

         COMPREHENSIVE INCOME

                During fiscal year 1999, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No.

         130 requires the display of comprehensive income, which includes unrealized gains or losses on investments and accumulated foreign currency translation adjustments, if any. There were no such components of other comprehensive income for the years ended June 30, 1999, 1998 or 1997.

         ACCOUNTING ESTIMATES

                The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from these estimates.

         RECLASSIFICATIONS

                Certain FY 1997 and 1998 amounts have been reclassified to conform to the fiscal 1999 consolidated financial statement presentation.

   (3)   STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION

                Cash paid for interest costs was approximately $5.4 million, $3.4 million and $1.3 million for the years ended June 30, 1999, 1998 and 1997, respectively. The Company capitalized interest of approximately $2.5 million, $2.0 million and $0.3 million during the years ended June 30, 1999, 1998 and 1997, respectively, related to the module improvements and building in progress.

                The Company paid income taxes of approximately $0.4 million, $19 thousand and $2.4 million for the years ended June 30, 1999, 1998 and 1997, respectively.

                During FY 1997, the Company's convertible note payable, with a carrying value of approximately $1.2 million, was converted into 75,000 shares of common stock (note 8).

   (4)   ACCOUNTS RECEIVABLE

         At June 30, 1999 and 1998, accounts receivable consisted of (in thousands):

                                                                                                          1999                 1998
------------------------------------------------------------------------------------------              -------              -------
              U.S. government contracts:
              Billed                                                                                    $ 0,523              $   452
              Unbilled                                                                                    2,661                3,202

              Total U.S. government contracts                                                            13,184                3,654
------------------------------------------------------------------------------------------              -------              -------

              Commercial contracts:
              Billed                                                                                      3,481                2,277
              Unbilled                                                                                      806                   48
------------------------------------------------------------------------------------------              -------              -------

              Total commercial contracts                                                                  4,287                2,325
------------------------------------------------------------------------------------------              -------              -------

              Total accounts receivable                                                                 $17,471              $ 5,979
------------------------------------------------------------------------------------------              -------              -------


         The Company anticipates collecting substantially all receivables within one year.

   (5)   ACQUISITIONS

         JOHNSON ENGINEERING

                On July 1, 1998, the Company paid approximately $24.7 million, including transaction costs, to acquire all of the capital stock of JE. The business combination has been accounted for using the purchase method under Accounting Principles Board Opinion No. 16, Business Combinations, (APB Opinion 16). The purchase price has been allocated to the assets and liabilities acquired based on estimates of fair value as of the date of acquisition. Based on the allocation of the net assets acquired, goodwill of approximately $23.4 million was recorded. Such goodwill is being amortized on a straight-line basis over 25 years. The purchase price has been allocated as follows (in thousands):


                  Cash                                          $      0
                  Prepaid and other current assets                   306
                  Accounts receivable, net                         8,366
                  Inventory                                            5
                  Property, plant and equipment, net                 446
                  Other assets                                       622
                  Goodwill                                        23,362
                  Current liabilities                            (7,434)
                  Accrued contract costs                           (928)
                                                                --------
                  Total purchase price                          $ 24,745
                                                                ========

         The following represents pro forma combined results of operations for the prior year as if the acquisition of JE had occurred as of July 1, 1997, (in thousands, except per share data):

                                                                                          Year ended
                                                                                         June 30, 1998
         --------------------------------------------------------------------------      -------------
         Revenue                                                                           $ 116,266
         Gross profit                                                                         34,280
         Net income                                                                            9,251
         --------------------------------------------------------------------------        ---------

         Net income per common share - basic                                               $    0.83
         Net income per common share - diluted                                             $    0.82
         --------------------------------------------------------------------------        ---------


         ASTROTECH

                  The Company paid $20.1 million, including transaction costs, to acquire substantially all of the assets and certain of the liabilities of Astrotech. The purchase was effective on February 12, 1997. The business combination was accounted for using the purchase method. The purchase price was allocated to the assets and liabilities acquired based on estimates of fair value as of the date of acquisition. Based on the allocation of the net assets acquired, goodwill of approximately $3.5 million was recorded and is being amortized on a straight line basis over twenty years.

   (6)   LOANS PAYABLE UNDER CREDIT AGREEMENT

                Prior to an August 1996 amendment, the Company's credit agreement consisted of a $6.5 million term loan bearing interest at 1 percent per month and a $5.5 million non-interest-bearing term loan with several insurance companies. In addition, a revolving credit commitment with a subcontractor and former shareholder provided a maximum outstanding balance of $6.0 million and bore interest at a rate of 1 percent per month.

                In August 1996, the Company's credit agreement was amended. Under the amendment, the revolving credit commitment with a subcontractor and former shareholder was canceled. In exchange for the full satisfaction of the Company's term loans with the various insurance companies, the Company paid the insurance companies $2.5 million and agreed to pay an additional $2.0 million under a new non-interest-bearing term loan. As of June 30, 1999, the remaining balance due under the term loan is due in installments of $0.33 million on each of August 1, 1999, 2000 and 2001. As a result of this amended and restated agreement, the Company recognized an extraordinary gain of $3.3 million, net of income taxes and other related expenses of $0.8 million and $0.1 million, respectively, during the year ended June 30, 1997.

                In conjunction with a payment of certain principal of notes payable due to Alenia Spazio S.p.A. in December 1998, see note 7, the annual interest rate on the outstanding balances was amended to be at
         8.25 percent per year. Aggregate interest cost incurred on the debts due under the various credit agreements was approximately $40 thousand , $0 and $0.1 million for the years ended June 30, 1999, 1998 and 1997 respectively.

   (7)   NOTES PAYABLE TO SHAREHOLDER

                The Company issued subordinated notes for a portion of the amount due to Alenia Spazio S.p.A. (Alenia), a shareholder, under a previously completed construction contract for the Company's flight modules. In December 1998, the Company amended its agreement with Alenia Spazio S.p.A. relative to the subordinated notes payable with an outstanding principal balance of $11.9 million due in August 2001. In exchange for payment of $4.0 million of principal, Alenia agreed to waive the interest payment due for the quarter ended December 31, 1998 and to reduce the annual interest rate on the subordinated notes from 12 to 10 percent on the outstanding balance as of January 1, 1999. In addition, Alenia may elect to convert, in whole or part, the remaining principal amount into SPACEHAB equity, on terms and conditions to be agreed with SPACEHAB.

                The subordinated notes had aggregate outstanding balances of $7.9 million and $11.9 million at June 30, 1999 and 1998, respectively. The notes currently bear interest at an annual rate of 10 percent. No amount of principal or accrued interest on the notes is due until all amounts under the amended and restated credit agreement due to the various insurance companies (note 6) are repaid. As such, all principal payments are due under these notes on August 1, 2001. However, during fiscal 1998, the Company began paying interest quarterly. The Company paid $0.4 million of interest during the year ended June 30, 1999 and intends to continue to pay interest quarterly.

                Interest cost converted to additional principal on the notes to Alenia was approximately $0 and $0.7 million for the years ended June 30, 1999 and 1998, respectively.

   (8)   OTHER LONG-TERM DEBT

         CONVERTIBLE NOTE PAYABLE

                On August 12, 1992, the Company issued a subordinated promissory note to an investment bank in the amount of $0.9 million, carrying interest at LIBOR plus 3 percent, and maturing six months after the payment of all other indebtedness due under the amended and restated credit agreement and the subordinated notes to Alenia. The note was convertible at the option of the holder into 75,000 shares of the Company's common stock at any time prior to maturity. On October 25, 1996, the investment bank exercised its option to convert the note into the Company's common stock.

         CREDIT FACILITIES

                On June 16, 1997, the Company entered into a $10.0 million line of credit agreement with a financial institution. Outstanding balances on the line of credit accrue interest at either the lender's prime rate or a LIBOR-based rate. Certain assets of the Company collateralize this loan. The term of the agreement is through October 1999. Through June 30, 1999, the Company has not drawn against the line of credit.

                On July 14, 1997, the Company's subsidiary, Astrotech, entered into another credit facility for loans of up to $15.0 million with a financial institution. The term of the agreement is through July 13, 2002. This loan is collateralized by the assets of Astrotech and certain other assets of the Company, and is guaranteed by the Company. Interest accrues at LIBOR plus three percent. Principal and interest are payable on a quarterly basis. In April 1999, the Company borrowed an additional $1.0 million under this credit facility with the same terms, conditions and expiration date of the original loan. Principal payments of $3.1 million are due in FY 2000, 2001, and 2002 and principal payments of $0.8 million are due in FY 2003. At June 30, 1999, the Company had an outstanding balance of $10.2 million under this credit facility and accrued interest of $0.2 million.

         COVENANT CHANGES

                For the period ended June 30, 1999, the Company was in breach of certain loan covenants of the term loan and line of credit facility. The covenants had been negotiated prior to the acquisition of JE. While the Company had not drawn against the line of credit, covenant waivers were requested and received, for the year ended June 30, 1999, from both lending institutions. The Company believes it will be in compliance with the covenants on a going forward basis.

         CONVERTIBLE SUBORDINATED NOTES

                In October 1997, the Company completed a private placement offering for $63.3 million of aggregate principal of unsecured 8 percent Convertible Subordinated Notes due 2007. Interest is payable semi-annually. The notes are convertible into the common stock of the Company at a rate of $13.625 per share. This offering provided the Company with net proceeds of approximately $59.9 million to be used for capital expenditures associated with the development and construction of space related assets and for other general corporate purposes.

   (9)   FAIR VALUE OF FINANCIAL INSTRUMENTS

                The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of June 30, 1999 and 1998 in accordance with Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (in thousands):

                                                              June 30, 1999               June 30, 1998
                                                        --------------------------    --------------------------
                                                         Carrying         Fair         Carrying        Fair
                                                          amount         value          amount         value
         --------------------------------------------   ------------   -----------    -----------   ------------
         Financial liabilities:
              Loans payable under credit agreement      $  1,000            920       $  1,500         1,279
              Notes payable to shareholder                 7,860          7,860         11,895        11,895
              Loans payable under credit facility         10,159         10,159         12,001        12,001
              Convertible notes payable                   63,250         50,600         63,250        68,784
         --------------------------------------------   ------------   ------------   -----------   ------------


         The fair value of the Company's long-term debt is based on quoted market price or is estimated based on the current rates offered to the Company for debt of similar remaining maturities and other terms. The carrying amounts of cash and cash equivalents, receivables, and accounts payable and accrued expenses approximate their fair market value because of the relatively short duration of these instruments.

  (10)   NASA CONTRACTS

         MIR SPACE STATION CONTRACT

                On July 14, 1995, NASA and the Company completed final negotiations to provide the Company's flight modules and related integration services over four missions to the Russian Space Station Mir. The contract was subsequently amended which resulted in a total contract value of $91.5 million and the addition of three missions.

                During the years ended June 30, 1998 and 1997, the Company recognized $39.0 million and $41.7 million, respectively, of revenue under the Mir contract. Work under the Mir contract, as amended, was completed with its final mission in June 1998.

         RESEARCH AND LOGISTICS MODULE SERVICES CONTRACT

                On December 21, 1997, the Company entered into the Research and Logistics Module Services (REALMS) Contract to provide to NASA its flight modules and related integration services over three missions at an aggregate fixed price of $44.9 million. This contract provides for NASA to use the flight modules for both science and logistics missions. During 1999, NASA exercised an additional option mission and change orders thereby increasing the contract value to $68.2 million.

                During the years ended June 30, 1999 and 1998, the Company recognized $28.2 million and $14.3 million of revenue, respectively, under this contract.

         FLIGHT CREW SYSTEMS DEVELOPMENT CONTRACT ("FCSD")

                JE primarily operates under NASA's FCSD Contract which is currently a $326.3 million multi task cost plus-award and incentive fee contract. The contract commenced in May 1993 and will conclude in April 2001. NASA has the option to exercise a one year extension. JE performs several critical services for NASA including flight crew support services, operations, training and fabrication of mockups at NASA's Neutral Buoyancy Laboratory and at NASA's Space Vehicle Mockup Facility, where astronauts train for both Space Shuttle and ISS missions. JE also designs and fabricates flight hardware, such as flight crew equipment and crew quarters habitability outfitting as well as providing stowage integration services. JE is also responsible for configuration management of the ISS.

  (11)   STOCKHOLDER RIGHTS PLAN

                On March 26, 1999, the Board of Directors adopted a Stockholder Rights Plan designed to deter coercive takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. A dividend of one preferred share purchase right (a "Right") was declared on every share of Common Stock outstanding on April 9, 1999. Each Right under the Plan entitles the holder to buy one one-thousandth of a share of a new series of junior participating preferred stock for $35. If any person or group becomes the beneficial owner of 15 percent or more of common stock (with certain limited exceptions), then each Right (not owned by the 15 percent stockholder) will then entitle its holder to purchase, at the Right's then current exercise price, common shares having a market value of twice the exercise price. In addition, if after any person has become a 15 percent stockholder, and is involved in a merger or other business combination transaction with another person, each Right will entitle its holder (other than the 15 percent stockholder) to purchase, at the Right's then current exercise price, common shares of the acquiring company having a value of twice the Right's then current exercise price. The rights were granted to each shareholder of record on April 9, 1999. At any time before a person or group acquires a 15% position, SPACEHAB generally will be entitled to redeem the Rights at a redemption price of $0.01 per Right. The Rights will expire on April 9, 2009.

(12)     COMMON STOCK OPTION AND STOCK PURCHASE PLANS

         NON-QUALIFIED OPTIONS

                Non-qualified options are granted at the sole discretion of the Board of directors. Prior to the adoption of the 1994 Stock Incentive Plan (the 1994 Plan), stock options granted to the Company's officers and employees were part of their employment contract or offer. The number and price of the options granted was defined in the employment agreements and such options vest incrementally over a period of four years and generally expire within ten years of the date of grant. 300,000 options were granted in fiscal year 1999 in connection with the acquisition of JE.

         THE 1994 PLAN

                Under the terms of the 1994 Plan, the number and price of the options granted to employees is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant.

         THE DIRECTORS' STOCK OPTION PLAN

                Prior to an amendment on October 21, 1997, each nonemployee member of the Board of Directors was annually granted options to purchase 5,000 shares of common stock at exercise prices equal to the fair market value on the date of grant. Subsequent to the amendment, each nonemployee member of the Board of Directors received a one-time grant of an option to purchase 10,000 shares of common stock. Further, each new nonemployee director after the amendment date shall receive a one-time grant of an option to purchase 10,000 shares. In addition, effective as of the date of each annual meeting of the Company's stockholders on or after the effective date, each nonemployee director who is elected or continues as a member of the Board of Directors of the Company shall be awarded an option to purchase 5,000 shares of common stock. Options under the Director's Plan vest after one year and expire seven years from the date of grant.

         1997 EMPLOYEE STOCK PURCHASE PLAN

                During the year ended June 30, 1998, the Company adopted an employee stock purchase plan that permits eligible employees to purchase shares of common stock of the Company at prices no less than 85 percent of the current market price. Eligible employees may elect to participate in the plan by authorizing payroll deductions from one percent to ten percent of gross compensation for each payroll period. On the last day of each quarter, each participant's contribution account is used to purchase the maximum number of whole and fractional shares of common stock determined by dividing the contribution account's balance by the lesser of 85 percent of the price of a share of common stock on the first day of the quarter or the last day of a quarter. The maximum number of shares of common stock that may be purchased under the plan is 1,500,000. Through June 30, 1999, 73,614 shares have been issued under the plan.

STOCK OPTION ACTIVITY SUMMARY

         The following table summarizes the Company's stock option plans:


                                   Non-qualified options            1994 Plan                Directors' plan
                                 --------------------------  -------------------------   -------------------------
                                                 Weighted                   Weighted                    Weighted
                                                 average                    average                     average
                                    Shares       exercise      Shares       exercise       Shares       exercise
                                 outstanding      price      outstanding     price       outstanding     price
------------------------------------------------------------------------------------------------------------------
Outstanding at 6/30/96                620,462        12.28     1,000,738        13.35              -            -
     Granted                           14,166         8.88     1,024,751         6.90         50,000         7.00
     Exercised                              -            -         2,000        12.00              -            -
     Forfeited                        194,642        12.00       790,266        13.14              -            -
------------------------------------------------------------------------------------------------------------------

Outstanding at 6/30/97                439,986        12.01     1,233,223         8.20         50,000         7.00
     Granted                           10,000        10.13       257,338        11.00        145,000        10.92
     Exercised                              -            -         3,725        10.02          5,000        10.13
     Forfeited                        149,941        12.16         8,583        11.96              -            -
------------------------------------------------------------------------------------------------------------------

Outstanding at 6/30/98                300,045        12.33     1,478,253         8.62        190,000         9.99
     Granted                          300,000        14.00       572,713        11.69         50,000         7.00
     Exercised                              -            -         1,070         9.69              -            -
     Forfeited                        106,241        12.00       140,670         9.16              -            -
------------------------------------------------------------------------------------------------------------------

Outstanding at 6/30/99                493,804       $13.42     1,909,226       $ 9.50        240,000       $ 9.37
------------------------------------------------------------------------------------------------------------------

Options exercisable at:
     June 30, 1997                    429,720        12.16       819,742         8.49              -            -
     June 30, 1998                    295,978        12.17       983,620         8.55         45,000         7.00
     June 30, 1999                    191,770        12.39     1,072,121         8.56        190,000         9.99

Weighted-average fair value
     at date of grant
     during the fiscal
     period ended
         June 30, 1997                 14,166         2.80     1,024,751         2.56         50,000         2.19
         June 30, 1998                 10,000         4.25       257,338         3.83        145,000         3.43
         June 30, 1999                300,000         3.12       572,713         4.50         50,000         2.21
------------------------------------------------------------------------------------------------------------------

  (12)   CONTINUED

                The following table summarizes information about the Company's stock options outstanding at June 30, 1999:

                                                  Options outstanding                 Options exercisable
                                         ---------------------------------------   --------------------------
                                                         Weighted-
                                                           average
                                                         remaining     Weighted-                   Weighted-
                                                       contractual       average                     average
                                              Number          life      exercise         Number     exercise
        Range of exercise prices         outstanding       (years)         price    exercisable        price
        -------------------------------  -----------   -----------     ---------    -----------    ---------
        $24.00                                 6,100          3.25     $  24.00          4,066     $  24.00
        $10.13 - $14.88                    1,607,551          5.45         12.30       638,243         12.29
        $  5.75 - $9.88                    1,029,379          3.80          6.89       811,582          6.80
        -------------------------------  -----------   -----------     ---------     ---------     ---------

        $  5.75 - $24.00                   2,643,030          4.80     $  10.22      1,453,891     $   9.26
        -------------------------------  -----------   -----------     ---------     ---------     ---------


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

                                                                     Years ended June 30,
                                                     -----------------------------------------------------
                                                                  1999             1998              1997
         -------------------------------------------------------------------------------------------------
         Net income (loss):
              As reported                                    $ (2,589)          $ 9,604            10,558
              Pro forma                                        (4,424)            8,772             8,964
         -------------------------------------------------------------------------------------------------

         Net income (loss) per share - basic:
              As reported                                    $  (0.23)          $  0.86              0.95
              Pro forma                                         (0.40)             0.79              0.81
         -------------------------------------------------------------------------------------------------


                The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal years 1999, 1998 and 1997, respectively: 0.0 percent dividend growth; expected volatility ranging from 35 percent to 40 percent; risk-free interest rates ranging from 5.68 percent to 6.71 percent; and expected lives ranging from three to seven years.

                The effects of compensation cost as determined under Statement 123 on net income in fiscal years 1999, 1998 and 1997 may not be representative of the effects on pro forma net income in future periods.

WARRANTS

                The Company also has 53,000 currently exercisable warrants outstanding to purchase the Company's common stock at $9.00 per share, with an expiration date of June 2002. The fair market value of these warrants was recognized at issuance. All such warrants were issued at exercise prices equivalent to, or in excess of, the determined fair market value of the Company's common stock at the date of issuance.

  (13)   INCOME TAXES

                The components of income tax expense (benefit) from continuing operations are as follows (in thousands):


                                                              Year ended       Year ended        Year ended
                                                             June 30, 1999    June 30, 1998     June 30, 1997
----------------------------------------------               -------------   ---------------   ---------------
         Current:
              Federal                                          $(1,447)                  --               2,706
              State and local                                       15                   --                 265
----------------------------------------------                 -------              -------             -------
                                                                (1,432)                  --               2,971
----------------------------------------------                 -------              -------             -------
         Deferred:
              Federal                                              847                2,148                  --
              State and local                                       86                  379                  --
----------------------------------------------                 -------              -------             -------
                                                                   933                2,527                  --
----------------------------------------------                 -------              -------             -------
         Income tax expense (benefit)                          $  (499)               2,527               2,971
----------------------------------------------                 -------              -------             -------


                During the year ended June 30, 1997, income tax expense of $819,000 was allocated to the extraordinary gain on early retirement of debt.

                A reconciliation of the expected amount of income tax expense (benefit), calculated by applying the statutory federal income tax rate of 34 percent in FY 1999, 1998 and 1997 to income (loss) from continuing operations before taxes, to the actual amount of income tax expense (benefit) recognized follows (in thousands):

                                                                         Years ended
                                                    -------------------------------------------------------
                                                       June 30, 1999     June 30, 1998    June 30, 1997
         --------------------------------------------------------------------------------------------------
         Expected expense (benefit)                     $  (1,050)              4,241            4,600
         Change in valuation allowance                        169              (2,058)          (2,640)
         State income tax                                     (15)                299            1,011
         Other non deductibles, primarily goodwill
            amortization                                      397                  45                -
         --------------------------------------------------------------------------------------------------
         Income tax expense                             $    (499)              2,527            2,971
         --------------------------------------------------------------------------------------------------

                The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 1999 and 1998 are presented below (in thousands):

                                                                            1999               1998
         --------------------------------------------------------------------------------------------------
         Deferred tax assets:
              Net operating loss carryforwards                           $   7,863          $   3,140
              General business credit carryforwards                          2,189              2,189
              Alternative minimum tax credit carryforwards                   3,292              4,905
              Capitalized research and development costs                       270                452
              Other                                                            900                225
         --------------------------------------------------------------------------------------------------
         Total gross deferred tax assets                                    14,514             10,911

         Less - valuation allowance                                           (169)                 -
         --------------------------------------------------------------------------------------------------
         Net deferred tax assets                                            14,345             10,911
         --------------------------------------------------------------------------------------------------
         Deferred tax liabilities:
              Property and equipment, principally due to
                  differences in depreciation                               16,700             13,364
              Other                                                            487                 74
         --------------------------------------------------------------------------------------------------
         Total gross deferred tax liabilities                               17,187             13,438
         --------------------------------------------------------------------------------------------------
         Net deferred tax liabilities                                    $  (2,842)         $  (2,527)
         --------------------------------------------------------------------------------------------------


                As of June 30, 1998, current deferred tax assets of $151,000 are included in prepaid expenses and other current assets in the accompanying balance sheet.

                The net changes in the total valuation allowance for the years ended June 30, 1999, 1998 and 1997 were an increase of $0.2 million and decreases of $4.7 million and $2.1 million, respectively.

                At June 30, 1999, the Company had accumulated net operating losses of $19.7 million available to offset future regular taxable income. These operating loss carryforwards expire between the years 2007 and 2019. Utilization of these net operating losses may be subject to limitations in the event of significant changes in stock ownership of the Company.

               Additionally, the Company has approximately $2.2 million and $3.3 million of research and experimentation and alternative minimum tax credit carryforwards, respectively, available to offset future regular tax liabilities. The research and experimentation credits expire between the years 2000 and 2008; the alternative minimum tax credits carryforward indefinitely.

                In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets are realizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of projected future regular taxable income over the periods, which the deferred tax assets are deductible, management believes that the Company will realize the benefits of these deductions. As of June 30, 1999, the Company provided a valuation allowance of $169 thousand against deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future regular taxable income during the carryforward period are reduced.

  (14)   NET INCOME (LOSS) PER SHARE

                In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which established new guidelines for the calculations of earnings (loss) per share. Earnings (loss) per share for all prior periods have been restated to reflect the provisions of this Statement.

                The following are reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for "income (loss) before extraordinary item" and "extraordinary item" for the years ended June 30, 1999, 1998 and 1997 (in thousands, except share data):

                                                                                             Per common share Assuming Dilution
-----------------------------------------------------------------------------------------------------------------------------------
1999
Net loss                                                                                   $     (2,589)               $     (2,589)
Net loss, as adjusted                                                                      $     (2,589)               $     (2,589)
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding common shares                                                                    11,184,742                  11,184,742
Adjusted shares                                                                              11,184,742                  11,184,742
-----------------------------------------------------------------------------------------------------------------------------------
1998
Net income                                                                                 $      9,604                $      9,604
Assuming conversion of convertible subordinated notes                                      $          -                $      2,625
-----------------------------------------------------------------------------------------------------------------------------------
Net income, as adjusted                                                                    $      9,604                $     12,229
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding common shares                                                                    11,154,271                  11,154,271
Outstanding stock options                                                                            --                     269,898
Assuming conversion of convertible subordinated notes                                                --                   3,147,109
-----------------------------------------------------------------------------------------------------------------------------------
Adjusted shares                                                                              11,154,271                  14,571,278
-----------------------------------------------------------------------------------------------------------------------------------
1997
Net income before extraordinary item                                                       $     10,558                $     10,558
Net income                                                                                 $     13,832                $     13,832
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding common shares                                                                    11,118,825                  11,118,825
Outstanding stock options                                                                            --                      14,168
Assuming conversion of convertible notes                                                             --                      27,329
-----------------------------------------------------------------------------------------------------------------------------------
Adjusted shares                                                                              11,118,825                  11,160,322
-----------------------------------------------------------------------------------------------------------------------------------



                Options and warrants to purchase 899,131 and 792,361 shares of common stock, at prices ranging from $7.50 to $24.00 per share were outstanding for the years ended June 30, 1998 and 1997, respectively. These were not included in the computations of diluted earnings per share because the options' and warrants' exercise prices were greater than the average market price of the common shares during the years ended June 30, 1998 and 1997.

                All options and warrants to purchase shares of common stock were excluded from the computations of diluted earnings (loss) per share for the year ended June 30, 1999, because the impact of such options and warrants is anti-dilutive.



  (15)   EMPLOYEE BENEFIT PLAN

                The Company has a defined contribution retirement plan, which covers all employees and officers. For the years ended June 30, 1999, 1998 and 1997, the Company contributed $0.8 million, $0.1 million and $0.1 million, respectively, to the plan. The Company has the right, but not the obligation, to make contributions to the plan in future years at the discretion of the Company's Board of Directors.

  (16)   COMMITMENTS

         INTEGRATION AND OPERATIONS CONTRACTS

                On August 13, 1997, the Company initiated a letter agreement with The Boeing Company, a major subcontractor, for standard integration and operation services to the Company for future missions that were not already provided for under its contract for missions to the Mir Space Station. In August 1998, this letter agreement became a cost plus incentive fee contract whereby Boeing will provide integration and operations services required to successfully complete four research missions (one single module mission and three double module missions) and five logistics double module missions. Additionally, there are several tasks that are separately priced to yield a contract value of up to $42.3 million. As of June 30, 1999, $16.2 million has been incurred under this commitment.

         MODULE CONSTRUCTION CONTRACTS

                During fiscal year 1997, the Company entered into a $36.8 million cost-plus-fee contract with Boeing to construct a new research module with associated double module hardware. The Company has taken initial delivery of the module and is in the process of completing its construction which is expected to be completed in the middle of fiscal year 2000. The Company has incurred approximately $32.9 million in construction costs through June 30, 1999.

                During FY 1999, the Company entered into a $4.6 million letter agreement with Boeing to initiate activities to support the fabrication of a double docking module. The letter contract period of performance is through August 1999. The Company plans to extend the letter agreement. The Company has incurred $1.0 million in costs through June 30, 1999.

         JOINT VENTURE

                During June 1998, the Company entered into a joint venture agreement with Guigne Technologies Limited for the purpose of developing, fabricating, marketing and sales of SpaceDRUMS(TM) services. In accordance with the joint venture agreement, the Company has agreed to contribute, in exchange for a 50 percent interest in SpaceDRUMS(TM), an aggregate of $2.0 million of working capital to the joint venture at varying dates and amounts through October 1999. The Company's contributions will be in the form of an unsecured non-interest bearing note. Through June 30, 1999, the Company has made contributions of $1.4 million to the joint venture. During 1999, the joint venture entered into a $5.0 million contract with the Colorado School of Mines for the lease of the SpaceDRUMS(TM) facility.

                The Company does not have the ability to exclusively control the operational and financial policies of SpaceDRUMS, although the Company does exert significant influence and as such is recognizing its investment in SpaceDRUMS using the modified equity method of accounting. During the year ended June 30, 1999, SpaceDRUMS had no revenues and generated a net loss of approximately $0.001 million of which the Company recognized its proportionate share. SpaceDRUMS has total assets, total liabilities and total equity as of June 30, 1999:
         $3.7 million, $2.3 million and $1.4 million respectively. The carrying value of the investment in SpaceDRUMS is $1.4 million as of June 30, 1999.

         LEASES

                The Company is obligated under capital leases for equipment and noncancelable operating leases for equipment, office space, storage space, and the land for a payload processing facility. Future minimum payments under these capital leases and noncancelable operating leases are as follows (in thousands):

                                                                                       Capital     Operating
         Year ending June 30,                                                           leases        leases
         ---------------------------------------------------------------------------------------------------
         2000                                                                         $     87     $   2,353
         2001                                                                               57         2,241
         2002                                                                               28         2,093
         2003                                                                               18         1,656
         2004 and thereafter                                                                17         7,224
         ---------------------------------------------------------------------------------------------------
                                                                                           207     $  15,567
                                                                                                   =========
         Less:  amount representing interest between 9% and 12%                            (50)
         --------------------------------------------------------------------------------------
         Present value of net minimum capital lease payments                          $    157
         ======================================================================================



                Rent expense for the years ended June 30, 1999, 1998 and 1997, was approximately $2.2 million, $0.5 million and $0.5 million respectively.

(17)     SEGMENT INFORMATION

                  The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", as of June 30, 1999. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments.

                  Based on its organization, the Company operates in three business segments; Astrotech, JE and SPACEHAB. Astrotech, acquired in February 1997, provides payload processing facilities to serve the satellite manufacturing and launch services industry. Astrotech currently provides launch site preparation of flight ready satellites to major U.S. space launch companies and satellite manufacturers. JE, acquired in July 1998, is primarily engaged in providing engineering services and products to the Federal Government and NASA, primarily under the Flight Crew Systems Development Contract (FCSD). SPACEHAB was founded to commercially develop space habitat modules to operate in the cargo bay of the Space Shuttles. SPACEHAB provides access to the modules and integration and integration and operations support services for both NASA and commercial customers.

                 The Company's chief operating decision maker utilizes both revenue and income before taxes, including allocated interest based on the investment in the segment, in assessing performance and making overall operating decisions and resource allocations. As such, other income/expense items including taxes and corporate overhead have not been allocated to the various segments.

                  The accounting policies of the segments are the same as those described in the summary of significant accounting policies, see note
         2. Information about the Company's segments is as follows:

                                                                   (in thousands)
         Fiscal year 1999:                                                       Net           Depreciation
                                                               Pre-Tax           Fixed             And
                                             Revenue        Income (loss)        Assets        Amortization
                                         --------------------------------------------------------------------
         SPACEHAB                            $  39,477         $ (2,925)       $ 109,912        $   5,227
         Astrotech                               9,845             (505)          20,625            1,164
         Johnson Engineering                    58,398              342            1,647            1,164
                                         --------------------------------------------------------------------
                                              $107,720         $ (3,088)       $ 132,184        $   7,555


         Fiscal year 1998:                                                       Net          Depreciation
                                                              Pre-Tax           Fixed             And
                                             Revenue           Income           Assets        Amortization
                                         --------------------------------------------------------------------
         SPACEHAB                            $  53,262         $ 10,308       $   92,815        $   4,639
         Astrotech                              10,825            1,823           19,773            1,174
         Johnson Engineering                         -                -                -                -
                                         --------------------------------------------------------------------
                                             $  64,087         $ 12,131        $ 112,588        $   5,813


         Fiscal year 1997:                                                       Net          Depreciation
                                                              Pre-Tax           Fixed             And
                                             Revenue           Income           Assets        Amortization
                                         --------------------------------------------------------------------
         SPACEHAB                            $  53,741         $ 13,070       $   74,620        $   9,806
         Astrotech                               2,860              459           16,341              379
         Johnson Engineering                         -                -                -                -
                                         --------------------------------------------------------------------
                                             $  56,601         $ 13,529       $   90,961         $ 10,185


(18)       SUBSEQUENT EVENT

                  On August 2, 1999, DaimlerChrysler Aerospace AG (Dasa), a shareholder, purchased an additional $12.0 million equity stake in SPACEHAB representing 1,333,334 shares of Series B Senior Convertible Preferred Stock. Under the agreement, Dasa purchased all of SPACEHAB's 975,000 authorized and unissued shares of preferred stock. The other 358,334 shares of Series B Senior Convertible Preferred Stock will be issued upon shareholder approval of a proposal to increase the number of authorized shares of preferred stock that will be presented at the next stockholders meeting scheduled for October 14, 1999. The preferred stock purchase will increase Dasa's investment interest in SPACEHAB to approximately 11.5 percent. The Series B Senior Convertible Preferred Stock is: convertible at the holders' option on the basis of one share of Preferred Stock for one share of common stock, entitled to vote on an "as converted" basis the equivalent number of shares of common stock and has preference in liquidation, dissolution or winding up of $9.00 per preferred share. No dividends are payable on the convertible preferred shares.

  (19)   SUMMARY OF SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                The following is a summary of selected quarterly financial data for the previous three fiscal periods (in thousands, except per share data):

                                                                     Three months ended
                                                --------------------------------------------------------------
                                                 September 30     December 31       March 31          June 30
         -----------------------------------------------------------------------------------------------------
         Year ended June 30, 1999
              Revenue                                $ 28,273          23,634         26,693           29,120
              Income (loss) from operations             2,151         (2,007)            338            (280)
              Net income (loss)                           413         (1,851)          (541)            (610)

              Net income (loss) per share -              0.04          (0.17)         (0.05)           (0.05)
              basic
              Net income (loss) per share -              0.04          (0.17)         (0.05)           (0.05)
              diluted
         -----------------------------------------------------------------------------------------------------
         Year ended June 30, 1998
              Revenue                                $  2,537          17,756         18,997          24.797
              Income (loss) from operations           (5,685)           5,833          5,214           7,335
              Net income (loss)                       (5,654)           5,727          4,891           4,640

              Net income (loss) per share -            (0.51)            0.51           0.44            0.42
              basic
              Net income (loss) per share -            (0.51)            0.43           0.37            0.35
              diluted
         ----------------------------------------------------------------------------------------------------

         Year ended June 30, 1997
              Revenue                                  $  113         22,992          15,031          18,465
              Income (loss) from operations           (6,171)         12,148           3,914           2,771
              Net income (loss) before                (7,074)         11,060           3,207           3,365
              extraordinary item
              Net income (loss)                       (3,800)         11,060           3,207           3,365

              Net income (loss) per share -            (0.34)           1.00            0.29            0.30
              basic
              Net income (loss) per share -            (0.34)           0.99            0.29            0.28
              diluted
         ----------------------------------------------------------------------------------------------------




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item will be contained in the Company's definitive Proxy Statement for its 1999 annual meeting of stockholders and is hereby incorporated by reference thereto.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this item will be contained in the Company's definitive Proxy Statement for its 1999 annual meeting of stockholders and is hereby incorporated by reference thereto.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item will be contained in the Company's definitive Proxy Statement for its 1999 annual meeting of stockholders and is hereby incorporated by reference thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item will be contained in the Company's definitive Proxy Statement for its 1999 annual meeting of stockholders and is hereby incorporated by reference thereto.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of the report:

1.       Financial Statements.

         The following consolidated financial statements of SPACEHAB, Incorporated and subsidiary and related notes, together with the report thereon of KPMG LLP, the Company's independent auditors, are set forth herein as indicated below.

                                                                                                PAGE
         Report of KPMG LLP, Independent Public Accountants...............................       23
         Consolidated Balance Sheets .....................................................       24
         Consolidated Statements of Operations ...........................................       25
         Consolidated Statements of Stockholders' Equity .................................       26
         Consolidated Statements of Cash Flows............................................       27
         Notes to Consolidated Financial Statements.......................................       28


2.       Financial Statement Schedules.

         All financial statement schedules required to be filed in Part IV, Item 14(a) have been omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

3.       Exhibits.

EXHIBIT NO.    DESCRIPTION OF EXHIBIT

3.1*           Amended and Restated Articles of Incorporation of the Company.

3.2*           Amended and Restated By-Laws of the Company.

4.1++          Designation of Rights, Terms and Preferences of Series B Senior
               Convertible Preferred Stock of the Registrant.

4.2++          Preferred Stock Purchase Agreement between the Registrant and
               DaimlerChrysler Aerospace AG dated as of August 2, 1999.

4.3++          Registration Rights Agreement between the Registrant and
               DaimlerChrysler Aerospace AG dated as of August 5, 1999.

4.4+ Rights Agreement, dated as of March 26, 1999, between the Registrant and American Stock Transfer & Trust Company. The Rights Agreement includes the Designation of Rights Terms and Preferences of Series A
            Junior Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C.

10.3*       Cost Plus Incentive Fee Contract (Number SHB 1009), dated November
            23, 1994, between the Registrant and McDonnell Douglas (including the amendments thereto) (the "Mir Contract").

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

10.13*      SPACEHAB, Incorporated 1995 Directors' Stock Option Plan.

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

10.52*//     Office Building Lease Agreement, dated October 6, 1993, between
             Astrotech and the Secretary of the Air Force (Lease number SPCVAN -
             2-94-001).

10.54*//     Loan and Security Agreement, dated June 16, 1997, between the
             Registrant, Astrotech and First Union National Bank (formerly known as Signet Bank) (the "Revolving Credit Agreement").

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

10.58*//     Indemnification Agreement, dated October 22, 1996, between the
             Company and John M. Lounge.

10.69*///    ESA Contract, Dated October 10, 1997, between the Registrant and
             Intospace GmbH (the "ESA Contract").

10.70*////   NAS 9-97199, dated December 21, 1997, between the Registrant and
             NASA (the "REALMS Contract").

10.72*////   Employment Agreement and Non-Interference Agreement dated January
             15, 1998, between the Company and Chester M. Lee.

10.73*////   Employment Agreement and Non-Interference Agreement dated January
             15, 1998, between the Company and David A. Rossi.

10.74*////   Amendment number 1 to Loan and Security Agreement dated December 31,
             1997, between the Company and First Union National Bank.

10.75*/////  STS-95 Agreement A, dated December 20, 1997, between the Registrant and Mitsubishi Corporation.

10.76*/////  STS-95 Agreement B, dated March 18, 1998, between the Registrant and
             Mitsubishi Corporation.

10.77*/////  NHK Contract, dated May 8, 1998, between the Registrant and
             Mitsubishi Corporation.

10.78*/////  SHB98001, dated January 31, 1998, between the Registrant and RSC
             Energia

10.79*/////  SHB98002, dated February 11, 1998, between the Registrant and
             Daimler-Benz Aerospace, Space Infrastructure Division

10.80*/////  CSA Contract, dated May 21, 1998, between the Registrant and the
             Canadian Space Agency.

10.81*/////  Gemini Office Building Lease Agreement, dated January 14, 1998, between the Registrant and Puget of Texas

10.82*/////  SHB98006, dated July 8, 1998, between the Registrant and
             Daimler-Benz Aerospace AG, Raumfahrt-Infrastuktur

10.84*/////  Capital Office Park Lease as amended, dated April 23, 1998, between
             Astrotech and Eleventh Springhill Lake Associates L.L.P.

10.85+++     Letter Agreement between the Company and Alenia Aerospazio.

10.86+++ Employment and Non-Interference Agreement dated July 1, 1998 between the Company and William A. Jackson

10.87+++ Employment and Non-Interference Agreement dated July 1, 1998 between the Company and Eugene A. Cernan

10.88+++ Employment and Non-Interference Agreement dated July 1, 1998 between the Company and W.T. Short

10.89+++ Modification S/A 14 to NAS9-97199 dated November 25, 1998, between the Company and NASA.

10.90 SPACEHAB, Incorporated 1994 Stock Incentive Plan (as amended and restated effective October 21, 1997).

10.91 Employment and Non-Interference Agreement, dated March 1, 1999, between the Company and Mark Kissman.

10.92 Employment and Non-Interference Agreement, dated March 1, 1999, between the Company and Michael Kearney.

10.93        Contract No. NAS 9-18800 between NASA and Johnson Engineering dated
             April 28, 1993.

10.94 Cost Plus Incentive Fee Contract No. SHB 1014 dated August 14, 1997 between the Boeing Company and the Registrant.

10.95 Amended and Restated Employment and Non-Interference Agreement, dated April 1, 1997, between the Company and Dr. Shelly A. Harrison, amended and restated as of January 15, 1999.

10.96        European Marketing Agreement between Intospace GmbH and the
             Registrant dated June 12, 1998.

10.97 Lease for property at 555 Forge River Dr. Suite #150, Webster, TX between Johnson Engineering and CD UP LP a wholly-owned subsidiary of Carey Diversified LLC,

            successor in interest to J.A. Billip Development Corporation dated
            April 30, 1993, as amended.

10.98 Lease for property at 18100 Upper Bay Road, Suite #208, Houston, TX between Johnson Engineering Corporation and Nassau Development
            Company, dated February 19, 1998.

10.99 Lease for property at 920, 926 and 928 Gemini Ave., Houston, TX under Standard Commercial Lease between Johnson Engineering
            Corporation and Lakeland Development dated February 1, 1998.

10.100 Lease for property at 300 D Street, SW, Suite #814, Washington, DC, between the Registrant and The Washington Design Center, LLC dated
            December 16, 1998.

10.101      Lease for property at 16850 Titan, Houston, TX between Johnson
            Engineering Corporation and Computer Extension Systems, Inc. dated
            August 1, 1999.

10.102      Agreement of Sale and Purchase of Leasehold Interest between Eastern
            American Technologies Corporation and Spacehab, Incorporated dated
            August 1997.

11.         Statement regarding Computation of Per Share Earnings.

21.*//      Subsidiary of the Registrant.

23.         Con sent of KPMG LLP.

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

*///        Incorporated by reference to the Registrant's Report on Form
            10-Q for the quarter ended September 30, 1997, filed November 6,
            1997.

*//// Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1997, filed February 5, 1998.

*///// Incorporated by reference to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission on September 17, 1998.

+ Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 1999.

++ Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999.

+++ Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1998.

(b) The following Reports on Form 8-K were filed by the Registrant during the period covered by this report.

            1.          Report on Form 8-K filed on April 1, 1999 disclosing the
                        Registrant's adoption of its Stockholder Rights Plan.

            2.          Report on Form 8-K on July 13, 1998 disclosing the
                        Registrant's acquisition of all the outstanding shares of capital stock of Johnson Engineering Corporation, a Colorado corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                             SPACEHAB, Incorporated


                             By:      /s/ Dr. Shelley A. Harrison
                                      ---------------------------
                                      Dr. Shelley A. Harrison
                                      Chairman of the Board and
                                      Chief Executive Officer

Date:  September 16, 1999

                             By:      /s/ Mark A. Kissman
                                      ---------------------------
                                      Mark A. Kissman
                                      Vice President of Finance and Chief
                                      Financial Officer


Date:  September 16, 1999

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.


/s/  Hironori Aihara                        Director          September 16, 1999
------------------------------------
Hironori Aihara

/s/ Robert A. Citron                        Director          September 16, 1999
------------------------------------
Robert A. Citron

Dr. Edward E. David, Jr.                    Director          September 16, 1999
------------------------------------
Dr. Edward E. David, Jr.

/s/ Dr. Shi H. Huang                       Director          September 16, 1999
------------------------------------
Dr. Shi H. Huang

/s/  Chester M. Lee                         Director          September 16, 1999
------------------------------------
Chester M. Lee

/s/ Dr. Brad M. Meslin                      Director          September 16, 1999
------------------------------------
Dr. Brad M. Meslin

/s/ Gordon S. Macklin                       Director          September 16, 1999
------------------------------------
Gordon S. Macklin

Josef Kind                                  Director          September 16, 1999
------------------------------------
Josef Kind

/s/ Alvin L. Reeser                         Director          September 16, 1999
------------------------------------
Alvin L. Reeser

/s/  James R. Thompson                      Director          September 16, 1998
------------------------------------
James R. Thompson

Guiseppe Viriglio                           Director          September 16, 1998
------------------------------------
Guiseppe Viriglio