Form 10-Q
period 1999-09-30
SPACEHAB INC \WA\
filed 1999-11-12
CIK 1001907

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED...............SEPTEMBER 30, 1999


                                       OR


              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


                         Commission file number 0-27206


                             SPACEHAB, Incorporated
                                300 D Street, SW
                                    Suite 814
                              Washington, DC 20024
                                 (202) 488-3500



Incorporated in the State of Washington           IRS Employer Identification
                                                  Number 91-1273737


The number of shares of Common Stock outstanding as of the close of business on November 1, 1999:


         Class                                  Number of Shares Outstanding
         -----                                  ----------------------------
         Common Stock                                    11,258,494


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

                     SPACEHAB, INCORPORATED AND SUBSIDIARIES
                SEPTEMBER 30, 1999 QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


PART 1  -        FINANCIAL INFORMATION                                                                                   PAGE
                                                                                                                         ----

Item 1.          Unaudited Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets as of September 30, 1999 and
                 June 30, 1999                                                                                             3

                 Condensed Consolidated Statements of Operations for the three months
                 ended September 30, 1999 and 1998                                                                         4

                 Condensed Consolidated Statements of Cash Flows for the
                 Three months ended September 30, 1999 and 1998                                                            5

                 Notes to Unaudited Condensed Consolidated Financial Statements                                            6


Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                                 9


PART II -        OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K                                                                         15

PART 1:  FINANCIAL INFORMATION
ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     SPACEHAB, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)                                                   SEPTEMBER 30,         JUNE 30,
                                                                                       1999                1999
                                                                                    (UNAUDITED)          (AUDITED)
                                                                                   -------------       -------------
                                               ASSETS
Cash and cash equivalents                                                            $ 19,310            $ 21,346
Accounts receivable, net                                                               17,777              17,471
Prepaid expenses and other current assets                                               1,658               1,146
                                                                                     --------            --------
     Total current assets                                                              38,745              39,963
Property, plant, and equipment, net of
  accumulated depreciation and amortization
  of $50,897 and $49,247                                                              137,802             132,184
Goodwill, net of accumulated amortization of $1,616 and $1,339,
  respectively                                                                         25,221              25,498
Investment in joint venture, at cost                                                    1,600               1,400
Other assets, net                                                                       6,266               5,301
                                                                                     --------            --------
     Total assets                                                                    $209,634            $204,346
                                                                                     ========            ========
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Loans payable under credit agreement, current portion                           $    333            $    333
     Loans payable, current portion                                                     3,108               3,126
     Accounts payable & accrued expenses                                               17,952              13,181
     Accrued subcontracting services                                                    1,729               6,787
     Deferred revenue                                                                   3,639               4,162
                                                                                     --------            --------
          Total current liabilities                                                    26,761              27,589

Loans payable under credit agreement, net of current portion                              333                 667
Loans payable, net of current portion                                                   6,270               7,033
Convertible notes payable to shareholder                                                7,860               7,860
Convertible subordinated notes payable                                                 63,250              63,250
Accrued contract costs                                                                    962                 940
Deferred income taxes                                                                   3,181               2,842
                                                                                     --------            --------
          Total liabilities                                                           108,617             110,181

Commitments and contingencies
Stockholders' equity:
     Series B Senior Convertible Preferred Stock (authorized 2,500,000 shares, issued and outstanding 975,000 and 0 shares, respectively,
        liquidation preference of $8,775 thousand)                                      8,688                   -
     Common stock, no par value, authorized
        30,000,000 shares, issued and outstanding
        11,258,494 and 11,229,646 shares, respectively                                 81,708              81,585
     Additional paid-in capital                                                            16                  16
     Retained earnings                                                                 10,605              12,564
                                                                                     --------            --------
          Total stockholders' equity                                                  101,017              94,165
                                                                                     --------            --------
          Total liabilities and stockholders' equity                                 $209,634            $204,346
                                                                                     ========            ========


See accompanying notes to unaudited condensed consolidated financial statements.

                     SPACEHAB, INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


(In thousands, except share data)                             THREE MONTHS
                                                            ENDED SEPTEMBER 30,
                                                        1999                  1998
                                                   --------------       ----------------
Revenue                                             $     25,978        $     28,273
Costs of revenue                                          23,835              22,224
                                                   --------------       ----------------
Gross profit                                               2,143               6,049
                                                   --------------       ----------------
Operating expenses:
     Marketing, general and administrative                 3,739               3,160
     Research and development                                491                 738
                                                   --------------       ----------------
          Total operating expenses                         4,230               3,898
                                                   --------------       ----------------
          Income (loss) from operations                   (2,087)              2,151
Interest expense, net of capitalized interest              1,163               1,431
Interest and other income, net                              (234)               (519)
Other expense                                                  -                 550
                                                   --------------       ----------------
     Net income (loss) before income taxes                (3,016)                689
Income tax expense (benefit)                              (1,057)                276
                                                   --------------       ----------------
     Net income (loss)                              $     (1,959)       $        413
                                                   ==============       ================
Basic earnings (loss) per share:
Net income (loss) per share - basic                 $      (0.17)       $       0.04
                                                   ==============       ================
Shares used in computing net income
     (loss) per share - basic                         11,229,960          11,168,161
                                                   ==============       ================
Diluted earnings (loss) per share:
Net income (loss) per share - diluted               $      (0.17)       $       0.04
                                                   ==============       ================
Shares used in computing net income
     (loss) per share - diluted                       11,229,960          11,352,693
                                                   ==============       ================


See accompanying notes to unaudited condensed consolidated financial statements.

                     SPACEHAB, INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                                                 1999               1998
                                                                             ---------             ----------
Cash flows provided by (used for) operating activities:
  Net income (loss)                                                          $ (1,959)             $    413
  Adjustments to reconcile net income (loss) to
    net cash provided by (used for) operating activities:
    Depreciation and amortization                                               2,081                 1,840
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                                 (306)                3,508
      Decrease (increase) in prepaid expenses and other current assets           (512)                 (654)
      Decrease (increase) in other assets                                        (949)                 (183)
      Increase (decrease) in deferred flight revenue                             (523)               (7,118)
      Increase (decrease) in accounts payable and
        accrued expenses                                                        4,896                (2,299)
      Increase (decrease) in accrued subcontracting services                   (5,059)                 (480)
      Increase (decrease) in deferred taxes                                        67                     -
                                                                             ----------            ----------
          Net cash used for operating activities                               (2,264)               (4,973)
                                                                             ----------            ----------
Cash flows used for investing activities:
  Payments for flight assets under construction                                (5,594)               (1,586)
  Purchase of Johnson Engineering, net of cash acquired                             -               (25,308)
  Payments for building under construction                                       (444)                  (28)
  Purchases of property, equipment and leasehold improvements                  (1,231)                 (459)
  Investment in joint venture                                                    (200)                 (500)
                                                                             ----------            ----------
          Net cash used for investing activities                               (7,469)              (27,881)
                                                                             ----------            ----------
Cash flows provided by (used for) financing activities:
  Payment of loan payable                                                        (781)                 (706)
  Payment of note payable under credit agreement                                 (333)                 (500)
  Proceeds from issuance of common stock                                          123                    63
  Proceeds from issuance of preferred stock, net of expenses                    8,688                     -
                                                                             ----------            ----------
          Net cash provided by (used for) financing activities                  7,697                (1,143)
                                                                             ----------            ----------
          Net decrease in cash and cash equivalents                            (2,036)              (33,997)
Cash and cash equivalents at beginning of period                               21,346                92,327
                                                                             ----------            ----------
Cash and cash equivalents at end of period                                   $ 19,310              $ 58,330
                                                                             ==========            ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                     SPACEHAB, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and subsidiaries ("SPACEHAB" or the "Company") as of September 30, 1999, and the results of their operations for the three month periods ended September 30, 1999 and 1998 and their cash flows for the three month periods ended September 30, 1999 and 1998. However, the consolidated financial statements are unaudited, and do not include all related footnote disclosures. Certain items in cost of revenues, S,G&A and R&D for the three months ending September 30, 1998 have been reclassified to conform with the fiscal 2000 consolidated financial statement presentation (see accompanying table). Management believes that the reclassifications of costs provides better matching of the specific activities to the costs incurred in conjunction with such activities.

The consolidated results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year. The Company's results of operations have fluctuated significantly from quarter to quarter (see note 3). The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements appearing in the Company's Form 10-K for the year ended June 30, 1999.

(In thousands)                                  Three Months Ended
                                                September 30, 1998
                                             --------------------------

                                                          Reclassified
                                                   As     Statement of
                                                Reported   Operations
--------------------------------------------------------  ------------
Revenue                                          $28,273       $28,273
Costs of revenue                                  21,740        22,224
                                                 -------       -------
 Gross profit                                      6,533         6,049

Operating expenses:
  Marketing, general & administrative              4,135         3,160
  Research and development                           247           738
                                                 -------       -------
  Total operating expenses                         4,382         3,898
                                                 -------       -------
Income from operations                           $ 2,151       $ 2,151
                                                 =======       =======

2.  EARNINGS PER SHARE:

            The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended September 30, 1999 and 1998:

(in thousands except per share data)                                             Basic               Diluted
                                                                                 -----               -------

SEPTEMBER 30, 1999
Net loss                                                                   $      (1,959)      $        (1,959)
Weighted average outstanding common shares                                    11,229,960            11,229,960
---------------------------------------------------------------------------------------------------------------

SEPTEMBER 30, 1998
Net income                                                                 $         413       $           413
Weighted average outstanding common shares                                    11,168,161            11,168,161
Outstanding stock options and warrants, using the
  treasury stock method
                                                                                       -               184,532
---------------------------------------------------------------------------------------------------------------
Adjusted shares                                                               11,168,161            11,352,693


Convertible notes payable outstanding as of September 30, 1999, convertible into 4,642,202 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the three months ended September 30, 1999 and 1998, as the inclusion of the converted notes would be anti-dilutive for these periods.

Options to purchase 99,993 shares of common stock at a price of $5.125 per share were outstanding as of September 30, 1999, but were not included in the computation of diluted EPS as the inclusion of these options would be anti-dilutive. These options expire July 1, 2004.

Options and warrants to purchase 1,876,541 shares of common stock, at prices ranging from $5.75 to $24.00 per share, were outstanding as of September 30, 1999 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares during the three months ended September 30, 1999. The options expire between November 1, 1999 and July 1, 2008.

Options and warrants to purchase 1,309,015 shares of common stock, at prices ranging from $9.875 to $24.00 per share, were outstanding as of September 30, 1998, but were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares during the three months ended September 30, 1998.

3.  REVENUE RECOGNITION:

Under the REALMS (Research and Logistics Mission Support) contract and for new contract awards for which the capability to successfully complete the contract can be reasonably assured and the costs at completion can be reliably estimated at contract inception, revenue is recognized under the percentage-of-completion method. This percentage-of-completion method allows the Company to report revenue based on costs incurred on a per mission basis over the period of that mission. The percentage of completion method results in the recognition of revenue over the period of contract performance. Revenue provided by the Astrotech payload processing facilities is recognized ratably over the occupancy period of the satellites at the Astrotech facilities. Revenue provided by Johnson Engineering is primarily based on cost-plus award fee contracts, whereby revenue is recognized to the extent of costs incurred plus estimates of award fee revenues using the percentage-of-completion method. Award fees, which provide earnings based on the Company's contract performance as determined by NASA evaluations, are recorded when the amounts can be reasonably estimated, or are awarded. Changes in estimated costs to complete and estimated amounts recognized as award fees are recognized in the period they become known.

4.  STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION:

(a) Cash paid for interest costs was $0.6 million for each of the three month periods ended September 30, 1999 and 1998. The Company capitalized interest of approximately $0.8 million and $0.6 million during the three months ended September 30, 1999 and 1998, respectively.

(b) The Company paid no income taxes during the three months ended September 30, 1999, and paid $0.4 million for income taxes during the three months ended September 30, 1998.

5.  CREDIT FACILITIES:

On June 16, 1997, the Company entered into a $10.0 million line of credit agreement with a financial institution. Outstanding balances on the line of credit accrue interest at either the lender's prime rate or a LIBOR-based rate, and are collateralized by certain assets of the Company. The term of the agreement is through January 2000. As of September 30, 1999, the Company had not drawn against the line of credit.

On July 14, 1997, the Company's wholly owned subsidiary, Astrotech, entered into a five-year credit facility with a financial institution for loans of up to $15.0 million. This loan is collateralized by the assets of Astrotech and certain other assets of the Company, and is guaranteed by the Company. Interest accrues at LIBOR plus three percent. As of September 30, 1999, the Company had drawn $15.0 million against this loan. As of September 30, 1999 and 1998, the outstanding balance on this loan was $9.4 million and $11.3 million, respectively.

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

6. PREFERRED STOCK:

On August 2, 1999, DaimlerChrysler Aerospace AG (Dasa), a shareholder, purchased an additional $12.0 million equity stake in SPACEHAB representing 1,333,334 shares of Series B Senior Convertible Preferred Stock. Under the agreement, Dasa purchased all of SPACEHAB's 975,000 authorized and unissued shares of preferred stock. At the annual stockholders meeting held on October 14, 1999, the shareholders approved the proposal to increase the number of authorized shares of preferred stock to 2,500,000, in order to complete the transaction with Dasa. The preferred stock purchase increased Dasa's investment interest in SPACEHAB to approximately 11.5 percent. The Series B Senior Convertible Preferred Stock is: convertible at the holders' option on the basis of one share of Preferred Stock for one share of common stock, entitled to vote on an "as converted" basis the equivalent number of shares of common stock and has preference in liquidation, dissolution or winding up of $9.00 per preferred share. No dividends are payable on the convertible preferred shares.

7. SEGMENT INFORMATION:

The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", as of June 30, 1999. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments.

Based on its organization, the Company operates in three business segments; Astrotech, Johnson Engineering and SPACEHAB. Astrotech, acquired in February 1997, provides payload processing facilities to serve the satellite manufacturing and launch services industry. Astrotech currently provides launch site preparation of flight ready satellites to major U.S. space launch companies and satellite manufacturers. Johnson Engineering, acquired in July 1998, is primarily engaged in providing engineering services and products to the Federal Government and NASA, primarily under the Flight Crew Systems Development Contract (FCSD). SPACEHAB was founded to commercially develop space habitat modules to operate in the cargo bay of the Space Shuttles. SPACEHAB provides access to the modules and integration and operations support services for both NASA and commercial customers.

The Company's chief operating decision maker utilizes both revenue and income before taxes, including allocated interest based on the investment in the segment, in assessing performance and making overall operating decisions and resource allocations. As such, other income/expense items including taxes and corporate overhead have not been allocated to the various segments. Other income and expense items are included in SPACEHAB. Pretax income (loss) in the following table includes an allocation of interest expense.


(in thousands)
Three Months Ended September 30, 1999

                                                          Pre-Tax             Net             Depreciation
                                                          Income             Fixed                 And
                                        Revenue           (loss)             Assets           Amortization
                                   -----------------------------------------------------------------------------
SPACEHAB                            $         5,610   $    (3,644)     $     114,980       $          1,489
Astrotech                                     2,801           138             20,918                    249
Johnson Engineering                          17,567           491              1,903                    342
                                   -----------------------------------------------------------------------------
                                    $        25,978   $    (3,016)     $     137,802       $          2,081

Three Months Ended September 30, 1998
                                                                              Net             Depreciation
                                                          Pre-Tax            Fixed                 And
                                        Revenue           Income             Assets           Amortization
                                   -----------------------------------------------------------------------------
SPACEHAB                            $        11,400   $       602      $      93,701       $          1,241
Astrotech                                     2,518           134             19,528                    319
Johnson Engineering                          14,354           (48)               454                    280
                                   -----------------------------------------------------------------------------
                                    $        28,273   $       689      $     113,682       $          1,840

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

            The Company currently operates under two significant contracts with
NASA: the REALMS Contract, a $99.7 million contract for two research missions aboard the Space Shuttle and two logistics missions to resupply the International Space Station ("ISS"); and, the Flight Crew Systems Development Contract (the "FCSD Contract") currently a $331.5 million multitask cost-plus-award and incentive-fee contract, that commenced in May 1993 and will conclude in April 2001. The value of the NASA portion of the REALMS contract is $68.4 million for four firm missions and the commercial value is currently $31.3 million. The Company has the potential to increase the total REALMS Contract value by an additional $12.2 million through module usage sales to commercial customers for micro gravity space research such as the European Space Agency (ESA), the National Space Development Agency of Japan (NASDA) and the Canadian Space Agency (CSA). The first mission under the REALMS Contract, STS-95 which carried Senator John Glenn back into space, was completed in October 1998. The second mission, STS-96, a re-supply mission to the ISS, was completed in May, 1999. The two remaining flights are currently scheduled for launch in March 2000 and December 2000.
NASA has recently executed a modification to the REALMS contract whereby up to six option missions may be added which could potentially increase the contract value by $128 million. Under the FCSD Contract, Johnson Engineering provides a variety of critical crew training, support and manufacturing functions on a cost plus award fee and incentive fee basis.

REVENUE

            SPACEHAB generates revenue by: (i) providing lockers and/or volume within and on the SPACEHAB Modules; (ii) integration and operations support services provided to scientists and researchers responsible for the experiments; and/or (iii) from NASA or International Agencies to carry logistics supplies for Module missions aboard the Shuttle system. For the REALMS contract and for contract awards for which the capability to successfully complete the contract can be demonstrated at contract inception, revenue recognition is being reported under the percentage-of-completion method based on costs incurred on a per mission basis over the period of the mission. The percentage-of-completion method results in the recognition of revenue over the period of contract performance.

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

            Johnson Engineering generates revenue primarily from its multi-year cost plus award and incentive-fee contract with NASA. Johnson Engineering's flight crew support services include operations, training and fabrication of mockups at NASA's Neutral Buoyancy Laboratory, and at NASA's Space Vehicle Mockup Facility ("SVMF"), where astronauts train for both Space Shuttle and International Space Station missions. Johnson Engineering also designs and fabricates flight hardware including flight crew equipment and crew quarters habitability outfitting and provides stowage integration services. Johnson is also responsible for configuration management of the ISS. Revenue provided by Johnson Engineering is recognized to the extent of costs incurred plus award fee using the percentage of completion method, measured on costs incurred. Award fees, which provide earnings based on contract performance as determined by periodic NASA evaluations, are recorded when the amounts can be reasonably estimated or are awarded.

COSTS OF REVENUE

            Costs of revenue for SPACEHAB missions include integration and operations expenses associated with the performance of three types of efforts:
(i) sustaining engineering in support of all missions under a contract, (ii) mission specific support and (iii) other costs of revenue including depreciation expense, related insurance, costs associated with both the Astrotech and Spacehab payload processing facilities and Johnson Engineering direct and indirect costs under the FCSD Contract.

RESULTS OF OPERATIONS

For the three months ended September 30, 1999 as compared to the three months ended September 30, 1998.

            Revenue. Revenue decreased by 8% to approximately $26.0 million as compared to $28.3 million for the three months ended September 30, 1999 and 1998, respectively. Revenue of $5.6 million was recognized from the REALMS Contract with NASA and with related commercial customers, $17.6 million from Johnson Engineering under the FCSD Contract and $2.8 million from Astrotech. In contrast, for the quarter ended September 30, 1998, revenue of $11.4 million was recognized from the REALMS contract with NASA and with related commercial customers, $14.4 million from Johnson Engineering and $2.5 million from Astrotech. The increase in Johnson Engineering's revenue was due primarily to increased astronaut training at the Neutral Buoyancy Laboratory and partially to a retroactive increase in the available fee pool. The decrease in revenue under the REALMS contract is due to the slippage of the assembly of the International Space Station (ISS) and the stand down of the Shuttle fleet for wiring inspections. These delays not only reduced the revenue recognized in the current period, but increased the related costs and therefore reduced gross margin. These delays have resulted in the slippage of STS-101 from November 1999 to March 2000.

            Costs of Revenue. Costs of revenue for the quarter ended September 30, 1999 increased by 7% to $23.8 million, as compared to $22.2 million for the prior year's quarter. For the quarter ended September 30, 1999, integration and operations costs for the REALMS and related commercial customer contracts were $5.4 million, $1.2 million for Astrotech payload processing, $15.9 for Johnson Engineering, and $1.3 million of depreciation expense. For the three months ended September 30, 1998, integration and operations costs for the REALMS and related commercial customer contracts were $6.4 million, $1.2 million for Astrotech payload processing, $13.2 for Johnson Engineering, and $1.3 million of depreciation expense. The increase in costs of revenue is due primarily to the increased training by Johnson Engineering for astronaut training.

            Operating Expenses. Operating expenses increased approximately 9% to approximately $4.2 million for the three months ended September 30, 1999 as compared to approximately $3.9 million for the three months ended September 30, 1998. R&D expenses decreased for the period ended September 30, 1999 as compared to the comparable period last year due to the Company's emphasis on completing existing assets in progress. SG&A expenses increased for the period ended September 30, 1999 as compared to the comparable period last year primarily due to personnel costs.

            Interest and Other Expense. Interest expense was approximately $1.2 million for the three months ended September 30, 1999 and approximately $1.4 million for the three months ended September 30, 1998. There was also approximately $0.8 million and $0.6 million of interest capitalized for the quarters ended September 30, 1999 and 1998, respectively. Interest is capitalized based on the construction of the Company's modules and additional facilities being constructed by Astrotech.

            Interest and Other Income. Interest and other income was approximately $0.2 million and $0.9 million for the three months ended September 30, 1999 and 1998, respectively. The decrease in interest income for the period ended September 30, 1999 is due to the use of cash for operations and capital expenditures. Interest is earned on the Company's short-term investments of the proceeds received from the Company's debt financings and preferred stock purchase by DaimlerChrysler.

            Income Taxes. Based on the Company's projected taxable earnings for fiscal year 2000, the Company recorded a tax benefit of $1.1 million for the quarter ended September 30, 1999, as compared to $0.3 million income tax expense recorded for the quarter ended September 30, 1998.

            Net Income (Loss). The net loss for the quarter ended September 30, 1999 was approximately ($2.0) million or ($.17) per share (basic and diluted
EPS) on 11,229,960 shares as compared to net income of $0.4 million or $0.04 per share (basic EPS) on 11,168,161 shares or $0.04 (diluted EPS) on 11,352,693 shares for the quarter ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

            The Company has historically financed its capital expenditures, research and development and working capital requirements with progress payments under its various contracts, as well as with proceeds received from private debt and equity offerings and borrowings under credit facilities. During December 1995, SPACEHAB completed an initial public offering of Common Stock (the "Offering"), which provided the Company with net proceeds of approximately $43.5 million. In June 1997, the Company signed an agreement with a financial institution securing a $10.0 million revolving line of credit (the "Revolving Line of Credit") that the Company may use for working capital purposes. As of September 30, 1999, no amounts were drawn on this line of credit which expires in January 2000. The Company is currently in the process of negotiating a new revolving line of credit. In July 1997, Astrotech obtained a five-year term loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB, and provides for draws of up to $15.0 million for general corporate purposes. As of September 30, 1999, the Company had drawn $15.0 million on this loan, which had an outstanding balance on that date of $9.4 million. On October 21, 1997, the Company completed a private placement offering of convertible subordinated notes (the "Notes Offering"), which provided the Company with net proceeds of approximately $59.9 million which has been used, in part, for capital expenditures associated with the development and construction of space related assets, the purchase of Johnson Engineering, and for general corporate purposes. In December 1998, the Company amended its agreement with Alenia relative to subordinated notes payable with an outstanding balance of $11.9 million. In exchange for payment of $4.0 million of principal, Alenia agreed to reduce the annual interest rate from 12 percent to 10 percent on the outstanding balance as of January 1, 1999, and the interest payment due for the quarter ended December 31, 1998, was waived resulting in an effective interest rate of 8.75 percent. An amended agreement with the senior debt holders under the Insurers' note requires that an interest rate of 8.25 percent be applied to the senior debt with an outstanding balance of $0.7 million as of September 30, 1999. On August 2, 1999, DaimlerChrysler Aerospace AG (Dasa), a shareholder, purchased an additional $12.0 million equity stake in SPACEHAB representing 1,333,334 shares of Series B Senior Convertible Preferred Stock. Under the agreement, Dasa purchased all of SPACEHAB's 975,000 authorized and unissued shares of preferred stock. At the annual stockholders meeting held on October 14, 1999, the shareholders approved the proposal to increase the number of authorized shares of preferred stock to 2,500,000, in order to complete the transaction with Dasa. The preferred stock purchase increased Dasa's investment interest in SPACEHAB to approximately 11.5 percent. No dividends are payable on the preferred shares which are convertible into common shares on a one-for-one basis.

            Cash Flows from Operating Activities. Cash flows provided by (used for) operating activities for the three months ended September 30, 1999 and September 30, 1998 were ($2.3) million and ($5.0) million, respectively. The significant changes during the current period were; accounts payable increased by $4.9 million due to the inclusion of certain accrued subcontracting services with accounts payable this fiscal year, which is offset by a decrease in accrued subcontracting services of $5.1 million. Other assets increased by $0.9 million primarily due to the tax benefit accrued for the current quarter. Deferred flight revenue increased by $0.5 million due to progress payments received from NASA for STS-101. Prepaid expenses increased by $0.5 million primarily due to prepaid insurance and other prepaid expenses.

            Cash Flows from Investing Activities. For the three months ended September 30, 1999 and 1998, cash flows used for investing activities consisted of approximately $7.5 million and $27.9 million, respectively. The significant difference between the two periods was the purchase of Johnson Engineering for $25.3 million in the period ended September 30, 1998. The significant expenditure for the current quarter included $5.6 million for the construction of flight assets, primarily the Research Double Module (RDM) which is expected to be completed in the second half of the fiscal year.

            Cash Flows from Financing Activities. Cash flows provided by (used for) financing activities were approximately $7.7 million and ($1.1) million for the three months ended September 30, 1999 and 1998, respectively. The most significant event was the receipt of $8.7 million, net of expenses, from Dasa, a shareholder, on August 2, 1999, in exchange for 975,000 authorized and unissued shares Series B Senior Convertible Preferred Stock.

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

REPAIR, REPLACEMENT AND RENOVATION- This phase, also known as "conversion," is intended to ensure that the appropriate items identified in the preceding phase are upgraded to meet the Y2K compliance criteria. Material repairs, replacements and renovations are substantially complete for systems that are under direct control of SPACEHAB. No assessment of completion dates are available for those items for which third parties are responsible until the completion of that portion of the Inventory and Risk Assessment phase. Nearly all of the third parties have responded that they are Y2K compatible.

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

A) Based on an ongoing assessment, the Company has determined that the hardware and software used in its administrative functions are Y2K compliant. The few computers that are not compliant are not critical to the operation and are being replaced as required. The replacement will be completed during 1999.

B) Some computer hardware used in the operations function of SPACEHAB will require upgrading. The computers at SPACEHAB's payload processing facility in Florida used for ground support electrical testing ("GSE") are antiquated, inefficient and are not Y2K compatible. A proposal has been submitted to upgrade those systems during fiscal year 2000 and work is progressing on the upgrade. SPACEHAB has a workable contingency plan for the GSE equipment Y2K readiness. The GSE will be upgraded and replaced by June 2000.

C) Surveys and/or questionnaires are still being sent to those third parties that might have an impact on SPACEHAB's business to determine their state of readiness. Those third parties include; NASA, Boeing, Lockheed-Martin and the various utility service companies serving our locations. SPACEHAB's customers and vendors have responded that they are compliant and are assessing the compliance of their third parties.

Costs

The costs associated with required modifications to become Y2K compliant are not expected to be material to SPACEHAB's financial position or results of operations. The current estimate to become Y2K compliant is minimal, approximately $0.2 million, for the replacement of all hardware and software. This estimate excludes system enhancements, modifications and upgrades to replace the inefficient and antiquated GSE equipment, which costs are estimated to be $0.8 million. Through September 30, 1999, $145 thousand has been incurred relative to the GSE. These upgrades and replacements are not expected to be completed until June 2000 as SPACEHAB has a workable contingency plan to the Y2K readiness. The costs of the Year 2000 program are being expensed as incurred. Replacement of the GSE equipment will be capitalized. There was no specific budget in FY 1999 or for FY 2000 for Y2K costs.

Risks

In a likely worst case scenario, the failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations, including operations that are essential to the provision of SPACEHAB's services. Due to the general uncertainty inherent in the Y2K problem, resulting in major part from the state of readiness of third parties, SPACEHAB is unable to determine at this time whether the consequences of Y2K failures will have a material impact on SPACEHAB's results of operations, liquidity or financial condition. Potential Y2K impacts from third parties include the failure of utility companies and power grids and from the customer owned IT systems that are located at Astrotech's payload processing facilities.

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


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

            NONE


ITEM 2.  CHANGES IN SECURITIES

            On August 2, 1999, SPACEHAB designated a new class of Series B Senior Convertible Preferred Stock (the "Series B Preferred Stock"). On August 5, 1999, SPACEHAB issued and sold 975,000 shares of this newly authorized Series B Preferred Stock to DaimlerChrysler Aerospace AG. In connection with that transaction, SPACEHAB agreed that, following an amendment to its Articles of Incorporation to permit an increase in the number of authorized shares of preferred stock, it would designate, issue and sell an additional 358,334 shares of Series B Preferred Stock. The amendment to SPACEHAB's Articles of Incorporation was approved by SPACEHAB's stockholders at their Annual Meeting on October 14, 1999 and was effected on that day. The sale by SPACEHAB of the additional 358,334 shares of Series B Preferred Stock was completed on October 14, 1999. Total consideration of $12 million was paid by DaimlerChrysler Aerospace AG for all 1,333,334 shares of SPACEHAB's Series B Preferred Stock so issued.

            The sale of the Series B Preferred Stock was effected as a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") as the transaction involved only one other party and therefore did not involve a public offering.

            The Series B Preferred Stock is entitled to dividends as declared by SPACEHAB's Board of Directors, and SPACEHAB may pay dividends upon its Common Stock only if the Series B Preferred Stock will participate equally in any such dividend. Upon liquidation, dissolution or winding up of SPACEHAB, the Series B Preferred Stock will rank senior to the Common Stock of SPACEHAB as to dividends and distributions and will be entitled, prior and in preference to any distribution to the holders of Common Stock, to be paid $9 per share of Series B Preferred Stock upon such liquidation, dissolution or winding up of SPACEHAB. The Series B Preferred Stock is convertible at any time at the option of the stockholder into shares of SPACEHAB's Common Stock on a one for one basis, subject to anti-dilution provisions. The Series B Preferred Stock will be entitled to an equal number of votes as the number of shares of SPACEHAB's Common Stock into which such Series B Preferred Stock is then convertible on all matters except the election of directors. The Series B Preferred Stock is entitled, voting separately as a class, to elect one director of SPACEHAB.

            The above summary is qualified in its entirety by the terms and provisions of the exhibits filed with SPACEHAB's Current Report on Form 8-K dated August 19, 1999.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            NONE

ITEM 5.  OTHER INFORMATION

            NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits. The separate Index to Exhibits accompanying this filing is incorporated herein by reference.

            (b) Reports on Form 8-K.

                        A report on Form 8-K was dated August 5, 1999 and filed on August 19, 1999 announcing the purchase of SPACEHAB's new Series B Senior Convertible Preferred Stock by DaimlerChrysler Aerospace AG.


                EXHIBIT NO.                DESCRIPTION OF EXHIBITS

                11.               Statement regarding Computation of Earnings
                                  Per Common Share

                21.               Subsidiaries of the Registrant

                27.               Financial Data Schedule

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                  SPACEHAB, INCORPORATED

   Date: November 12, 1999        /s/Mark A. Kissman
                                  -----------------------------------------
                                  Mark A. Kissman
                                  Senior Vice President, Finance
                                  Chief Financial Officer


                                  /s/David A. Rossi
                                  -----------------------------------------
                                  David A. Rossi
                                  President and Chief Operating Officer