Form 10-Q
period 1999-12-31
SPACEHAB INC \WA\
filed 2000-02-14
CIK 1001907

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED...............DECEMBER 31, 1999

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

The number of shares of Common Stock outstanding as of the close of business on February 1, 2000:

                      Class                        Number of Shares Outstanding
                      -----                        ----------------------------
                      Common Stock                                11,286,709

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

                     SPACEHAB, INCORPORATED AND SUBSIDIARIES
                 DECEMBER 31, 1999 QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

PART 1 -     FINANCIAL INFORMATION                                                               PAGE
                                                                                                 ----

  Item 1.    Unaudited Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets as of December 31, 1999 and
             June 30, 1999                                                                          3

             Condensed Consolidated Statements of Operations for the three and six months
             ended December 31, 1999 and 1998                                                       4

             Condensed Consolidated Statements of Cash Flows for the
             six months ended December 31, 1999 and 1998                                            5

             Notes to Unaudited Condensed Consolidated Financial Statements                         6


  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                             11

PART II -    OTHER INFORMATION

Item 4.      Submission of matters to a vote of security holders                                   17

Item 6.      Exhibits and Reports on Form 8-K                                                      18


PART 1:  FINANCIAL INFORMATION
ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     SPACEHAB, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(In thousands, except share data)                                                         DECEMBER 31,           JUNE 30,
                                                                                              1999                 1999
                                                                                          (UNAUDITED)            (AUDITED)
                                                                                      ---------------------  ------------------
                                        ASSETS
Cash and cash equivalents                                                                  $ 11,865              $ 21,346
Accounts receivable, net                                                                     17,788                17,471
Prepaid expenses and other current assets
  Total current assets                                                                        1,834                 1,146
                                                                                           --------              --------
                                                                                             31,487                39,963
Property, plant, and equipment, net of
  accumulated depreciation and amortization
  of $52,645 and $49,247                                                                    144,705               132,184
Goodwill, net of accumulated amortization of $1,891 and $1,339, respectively                 24,347                25,498
Investment in joint venture                                                                   2,000                 1,400
Other assets, net                                                                             6,801                 5,301
                                                                                           --------              --------
Total assets                                                                               $209,340              $204,346
                                                                                           ========              ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Loans payable under credit agreement, current portion                                 $    333              $    333
     Loans payable, current portion                                                           3,126                 3,126
     Accounts payable & accrued expenses                                                     17,536                13,181
     Accrued subcontracting services                                                          3,213                 6,787
     Deferred revenue                                                                         1,268                 4,162
                                                                                           --------              --------
          Total current liabilities                                                          25,476                27,589
Loans payable under credit agreement, net of current portion                                    333                   667
Loans payable, net of current portion                                                         5,488                 7,033
Convertible notes payable to shareholder                                                      7,860                 7,860
Convertible subordinated notes payable                                                       63,250                63,250
Accrued contract costs                                                                          861                   940
Deferred income taxes                                                                         3,012                 2,842
                                                                                           --------              --------
          Total liabilities                                                                 106,280               110,181
Commitments and contingencies
Stockholders' equity:
     Preferred Stock (authorized 2,500,000 shares, issued and outstanding
        1,333,334 and 0 shares, respectively (liquidation preference of $12,000)             11,892                     -
     Common stock, no par value, authorized 30,000,000 shares, issued and
        outstanding 11,286,709 and 11,229,646 shares, respectively                           81,819                81,585
     Additional paid-in capital                                                                  16                    16
     Retained earnings                                                                        9,333                12,564
                                                                                           --------              --------
          Total stockholders' equity                                                        103,060                94,165
                                                                                           --------              --------
          Total liabilities and stockholders' equity                                       $209,340              $204,346
                                                                                           ========              ========



See accompanying notes to unaudited condensed consolidated financial statements.

                     SPACEHAB, INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)                               THREE MONTHS                      SIX MONTHS
                                                             ENDED DECEMBER 31,               ENDED DECEMBER 31,
                                                        ----------------------------    ----------------------------
                                                            1999            1998             1999            1998
                                                        ------------    ------------    ------------    ------------
Revenue                                                 $     26,011    $     23,634    $     51,989    $     51,907
Costs of revenue                                              22,771          20,478          46,606          42,703
                                                        ------------    ------------    ------------    ------------
Gross profit                                                   3,240           3,156           5,383           9,204
                                                        ------------    ------------    ------------    ------------
Operating expenses:
     Marketing, general and administrative                     3,893           3,930           7,633           7,090
     Research and development                                    586           1,233           1,077           1,970
                                                        ------------    ------------    ------------    ------------
          Total operating expenses                             4,479           5,163           8,710           9,060
                                                        ------------    ------------    ------------    ------------
          Income (loss) from operations                       (1,239)         (2,007)         (3,327)            144
Interest expense, net of capitalized interest                    733           1,227           1,896           2,658
Interest and other income, net                                   (68)           (918)           (303)         (1,437)
Other expense                                                      -               -               -             550
                                                        ------------    ------------    ------------    ------------
     Net loss before income taxes                             (1,904)         (2,316)         (4,920)         (1,627)
Income tax (benefit)                                            (632)           (465)         (1,689)           (189)
                                                        ------------    ------------    ------------    ------------
     Net loss                                           $     (1,272)   $     (1,851)   $     (3,231)   $     (1,438)
                                                        ============    ============    ============    ============
Basic earnings (loss) per share:
Net loss per share - basic                              $      (0.11)   $      (0.17)   $      (0.29)   $      (0.13)
                                                        ============    ============    ============    ============
Shares used in computing net loss per share - basic       11,258,801      11,176,651      11,244,380      11,172,507
                                                        ============    ============    ============    ============
Diluted earnings (loss) per share:
Net loss per share - diluted                            $      (0.11)   $      (0.17)   $      (0.29)   $      (0.13)
                                                        ============    ============    ============    ============
Shares used in computing net loss per share - diluted     11,258,801      11,176,651      11,244,380      11,172,507
                                                        ============    ============    ============    ============


See accompanying notes to unaudited condensed consolidated financial statements.

                     SPACEHAB, INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)                                                                SIX MONTHS ENDED DECEMBER 31,
                                                                                  1999            1998
                                                                                --------        --------
Cash flows provided by (used for) operating activities:
  Net loss                                                                      $ (3,231)       $ (1,438)
  Adjustments to reconcile net loss to net cash provided by
    (used for) operating activities:
    Depreciation and amortization                                                  4,208           3,693
    Changes in assets and liabilities:
      Increase in accounts receivable                                               (317)         (4,624)
      Increase in prepaid expenses and other current assets                         (688)           (639)
      Increase in other assets                                                    (1,589)           (233)
      Decrease in deferred flight revenue                                         (2,894)         (4,539)
      Increase (decrease) in accounts payable and
        accrued expenses                                                           1,842          (3,589)
      Decrease in accrued subcontracting services                                 (3,574)         (4,570)
      Decrease in deferred taxes                                                    (102)              -
                                                                                --------        --------
          Net cash used for operating activities                                  (6,345)        (15,939)
                                                                                --------        --------
Cash flows used for investing activities:
  Payments for flight assets under construction                                   (8,420)         (3,948)
  Purchase of Johnson Engineering, net of cash acquired                              600         (25,344)
  Payments for building under construction                                        (2,333)           (446)
  Purchases of property, equipment and leasehold improvements                     (2,630)         (2,061)
  Investment in joint venture                                                       (600)              -
                                                                                --------        --------
          Net cash used for investing activities                                 (13,383)        (31,799)
                                                                                --------        --------
Cash flows provided by (used for) financing activities:
  Payment of loan payable                                                         (1,545)         (1,412)
  Payment of loan payable under credit agreement                                    (333)           (500)
  Proceeds from issuance of common stock, net of expenses                            233             145
  Payments of note payable to shareholder                                              -          (4,035)
  Payments of legal fees on early retirement of debt                                   -               -
  Proceeds from issuance of preferred stock, net of expenses                      11,892               -
                                                                                --------        --------
          Net cash provided by (used for) financing activities                    10,247          (5,802)
                                                                                --------        --------
          Net increase (decrease) in cash and cash equivalents                    (9,481)        (53,540)
Cash and cash equivalents at beginning of period                                  21,346          92,327
                                                                                --------        --------
Cash and cash equivalents at end of period                                      $ 11,865        $ 38,787
                                                                                ========        ========

See accompanying notes to unaudited condensed consolidated financial statements.

                     SPACEHAB, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and subsidiaries ("SPACEHAB" or the "Company") as of December 31, 1999, and the results of their operations for the three and six month periods ended December 31, 1999 and 1998 and their cash flows for the six months ended December 31, 1999 and 1998. However, the consolidated financial statements are unaudited, and do not include all related footnote disclosures. Certain items in s, S,G&A and R&D for the three and six month periods ending December 31, 1998 have been reclassified to conform with the fiscal 2000 consolidated financial statement presentation (see accompanying table). Management believes that the reclassifications of costs provides better matching of the specific activities to the costs incurred in conjunction with such activities.

The consolidated results of operations for the three and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the full year. The Company's results of operations have fluctuated significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements appearing in the Company's Form 10-K for the year ended June 30, 1999.


(In thousands)                                    Three Months Ended               Six Months Ended
                                                  December 31, 1998                December 31, 1998
                                            -------------------------------  ------------------------------
                                                           Reclassified                     Reclassified
                                                 As        Statement of           As        Statement of
                                              Reported      Operations         Reported      Operations
---------------------------------------------------------------------------  ------------------------------

Revenue                                          $23,634           $23,634        $51,907          $51,907
Costs of revenue                                  20,156            20,478         41,896           42,703
                                            -------------------------------  ------------------------------
 Gross profit                                      3,478             3,156         10,011            9,204

Operating expenses:
  Marketing, general & administrative              4,722             3,930          8,857            7,090
  Research and development                           763             1,233          1,010            1,970
                                            -------------------------------  ------------------------------
  Total operating expenses                         5,485             5,163          9,867            9,060
                                            -------------------------------  ------------------------------
Income from operations                          ($2,007)          ($2,007)           $144             $144
                                            ===============================  ==============================


2.  EARNINGS PER SHARE:

         The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended December 31, 1999 and 1998:


(in thousands except per share data)

                                         Three months ended                           Three months ended
                                          December 31, 1999                            December 31, 1998
                             -------------------------------------------- --------------------------------------------
                                 Income         Shares       Per Share        Income         Shares       Per Share
                              (Numerator)    (Denominator)     Amount      (Numerator)    (Denominator)     Amount
                             -------------------------------------------- --------------------------------------------
Basic EPS:
  Income available to
    common stockholders       $  (1,272)        11,258,801    $  (0.11)     $  (1,851)     11,176,651      $  (0.17)
Effect of dilutive securities:
  Convertible notes payable          -             -                -             -             -                -
  Options and warrants               -             -                -             -             -                -
                             -------------------------------------------- --------------------------------------------

Diluted EPS:
  Income available to
    common stockholders       $  (1,272)        11,258,801     $ (0.11)     $  (1,851)     11,176,651         (0.17)

                                          Six months ended                             Six months ended
                                          December 31, 1999                            December 31, 1998
                             -------------------------------------------- --------------------------------------------
                                 Income         Shares       Per Share        Income         Shares       Per Share
                              (Numerator)    (Denominator)     Amount      (Numerator)    (Denominator)     Amount
                             -------------------------------------------- --------------------------------------------
Basic EPS:
  Income available to
    common stockholders       $  (3,231)        11,244,380    $  (0.29)     $  (1,438)     11,172,507      $  (0.13)
Effect of dilutive securities:

  Convertible notes payable        -             -                -             -             -                -
  Options and warrants             -             -                -             -             -                -
                             -------------------------------------------- --------------------------------------------

Diluted EPS:
  Income available to
    common stockholders       $  (3,231)        11,244,380    $  (0.29)      $ (1,438)     11,172,507      $  (0.13)


Convertible notes payable outstanding as of December 31, 1999, convertible into 4,642,202 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the three and six months ended December 31, 1999 and 1998, as the inclusion of the converted notes would be anti-dilutive for these periods.

Options to purchase 837,326 shares of common stock at prices ranging from $4.125 to $5.125 per share were outstanding as of the three and six months ended December 31, 1999, but were not included in the computation of diluted EPS as the inclusion of these options would be anti-dilutive. These options expire between July 1, 2004 and December 20, 2008.

Options and warrants to purchase 2,522,089 shares of common stock, at prices ranging from $5.75 to $24.00 per share, were outstanding as of the three and six months ended December 31, 1999 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares during the three and six months ended December 31, 1999. The options expire between August 10, 2000 and July 1, 2008.

Options and warrants to purchase 1,425,373 shares of common stock for the three month period ended December 31, 1998, at prices ranging from $8.88 to $24.00 per share, were outstanding as of December 31, 1998 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares during the three months ended December 31, 1998. The options expire between February 19, 1999 and August 3, 2007.

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

4.  STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION:

(a) Cash paid for interest costs was $3.6 million and $3.8 million for the six month periods ended December 31, 1999 and 1998, respectively. The Company capitalized interest of approximately $1.7 million and $1.2 million during the six months ended December 31, 1999 and 1998, respectively.

(b) The Company paid no income taxes during the six months ended December 31, 1999, and paid $0.4 million for income taxes during the six months ended December 31, 1998.

(c) During the three months ended December 31, 1999, the Company received a $0.6 million refund of purchase price paid for the JE acquisition in 1998. In accordance with the acquisition agreement, the refund resulted from JE's failure to attain certain minimum award fee scores on its FCSD contract for the period from April 1, 1999 to September 30, 1999. The refund has been recorded as a reduction of goodwill from the JE acquisition.

5.  CREDIT FACILITIES:

On June 16, 1997, the Company entered into a $10.0 million line of credit agreement with a financial institution. Outstanding balances on the line of credit accrue interest at either the lender's prime rate or a LIBOR-based rate, and are collateralized by certain assets of the Company. The term of the agreement is through May 2000. As of December 31, 1999, the Company had not drawn against the line of credit.

On July 14, 1997, the Company's wholly owned subsidiary, Astrotech, entered into a five-year credit facility with a financial institution for loans of up to $15.0 million. This loan is collateralized by the assets of Astrotech and certain other assets of the Company, and is guaranteed by the Company. Interest accrues at LIBOR plus three percent. As of

December 31, 1999, the Company had drawn $15.0 million against this loan. As of December 31, 1999 and 1998, the outstanding balance on this loan was $8.6 million and $10.6 million, respectively.

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

6. PREFERRED STOCK:

On August 2, 1999, DaimlerChrysler Aerospace AG (Dasa), a shareholder, purchased an additional $12.0 million equity stake in SPACEHAB representing 1,333,334 shares of Series B Senior Convertible Preferred Stock. Under the agreement, Dasa purchased all of SPACEHAB's 975,000 authorized and unissued shares of preferred stock. At the annual stockholders meeting held on October 14, 1999, the shareholders approved the proposal to increase the number of authorized shares of preferred stock to 2,500,000, in order to complete the transaction with Dasa, allowing them to purchase the additional 358,334 preferred shares. The preferred stock purchase increased Dasa's investment interest in SPACEHAB to approximately
11.5 percent. The Series B Senior Convertible Preferred Stock is: convertible at the holders' option on the basis of one share of Preferred Stock for one share of common stock, entitled to vote on an "as converted" basis the equivalent number of shares of common stock and has preference in liquidation, dissolution or winding up of $9.00 per preferred share. No dividends are payable on the convertible preferred shares.

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

(in thousands)
Three Months Ended December 31, 1999

                                                          Pre-Tax          Net        Depreciation
                                                          Income          Fixed           And
                                           Revenue        (loss)         Assets       Amortization
                                       --------------------------------------------------------------
SPACEHAB                                   $  10,798   $    (276)       $ 120,010         $   1,498
Astrotech                                      1,274      (1,109)          21,616               249
Johnson Engineering                           13,939        (519)           3,079               381
                                       --------------------------------------------------------------
                                           $  26,011   $  (1,904)       $ 144,705         $   2,128

Three Months Ended December 31, 1998

                                                          Pre-Tax          Net        Depreciation
                                                          Income          Fixed           And
                                           Revenue        (loss)         Assets       Amortization
                                       --------------------------------------------------------------
SPACEHAB                                   $   9,376   $  (1,346)       $  95,273         $   1,267
Astrotech                                      2,284        (131)          19,620               319
Johnson Engineering                           11,974        (839)             911               287
                                       --------------------------------------------------------------
                                           $  23,634   $  (2,316)       $ 115,804         $   1,874

Six Months Ended December 31, 1999

                                                          Pre-Tax          Net        Depreciation
                                                          Income          Fixed           And
                                           Revenue        (loss)         Assets       Amortization
                                       --------------------------------------------------------------
SPACEHAB                                   $  16,408   $  (3,920)       $ 120,010         $   2,987
Astrotech                                      4,075        (971)          21,616               498
Johnson Engineering                           31,506         (29)           3,079               723
                                       --------------------------------------------------------------
                                           $  51,989   $  (4,920)       $ 144,705         $   4,208

Six Months Ended December 31, 1998

                                                          Pre-Tax          Net        Depreciation
                                                          Income          Fixed           And
                                           Revenue        (loss)         Assets       Amortization
                                       --------------------------------------------------------------
SPACEHAB                                   $  20,776   $    (744)       $  95,273         $   2,488
Astrotech                                      4,802           3           19,620               638
Johnson Engineering                           26,329        (886)             911               567
                                       --------------------------------------------------------------
                                           $  51,907   $  (1,627)       $ 115,804         $   3,693

8. JOINT VENTURE:

During the six months ended December 31, 1999, the Company invested an additional $0.6 million in a joint venture with Guigne Inc., in accordance with the Company's initial funding commitment to the joint venture. The joint venture is constructing the Space-DRUMS facility to be used aboard the International Space Station. In accordance with the joint venture agreement, in December 1999 the Company informed Guigne Inc. of its intention to convert its investment in the joint venture to up to 19% common stock of Guigne Inc, subject to completion of a fair market value appraisal of Guigne Inc. The Company will not receive representation on Guigne's Board of Directors and will have no operational or financial influence on Guigne. The appraisal of Guigne is expected to be completed during the Company's third fiscal quarter of 2000. Based on preliminary estimates of fair market value of Guigne, during the three months ended December 31, 1999, the Company recognized a $0.2 million valuation allowance against its investment in Guigne.

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

         The Company currently operates under two significant contracts with
NASA: the REALMS Contract, a $99.7 million contract for two research missions aboard the Space Shuttle, two logistics missions to resupply the International Space Station ("ISS") and one Integrated Cargo Carrier ("ICC") mission; and, the Flight Crew Systems Development Contract (the "FCSD Contract") currently a $331.5 million multitask cost-plus-award and incentive-fee contract, that commenced in May 1993 and will conclude in April 2001. The value of the NASA portion of the REALMS contract is $72.6 million for four firm module missions and one ICC mission. The commercial value is currently $27.1 million with an additional $5.1 million non-REALMS commercial value. The Company has the potential to increase the total REALMS Contract value by an additional $11.7 million through module usage sales to commercial customers for micro gravity space research such as the European Space Agency (ESA), the National Space Development Agency of Japan (NASDA) and the Canadian Space Agency (CSA). The first mission under the REALMS Contract, STS-95 which carried Senator John Glenn back into space, was completed in October 1998. The second mission, STS-96, a re-supply mission to the ISS, was completed in May, 1999. The two remaining flights are currently scheduled for launch in April 2000 and January 2001. NASA has recently executed a modification to the REALMS contract whereby up to six option missions may be added which could potentially increase the contract value by $128 million. Under the FCSD Contract, Johnson Engineering provides a variety of critical crew training, support and manufacturing functions on a cost plus award fee and incentive fee basis.

         In November, Astrotech received a six-year contract extension from Lockheed Martin for Atlas V payload processing (with options through 2010) and a ten-year contract from Boeing for Delta IV payload processing.

REVENUE

         SPACEHAB generates revenue by: (i) providing lockers and/or volume within and on the SPACEHAB Modules; (ii) integration and operations support services provided to scientists and researchers responsible for the experiments; and/or (iii) from NASA or International Agencies to carry logistics supplies for Module missions aboard the Shuttle system. For the REALMS contract and for contract awards for which the capability to successfully complete the contract can be demonstrated at contract inception, revenue recognition is being reported under the percentage-of-
completion method based on costs incurred on a per mission basis over the period of the mission. The percentage-of-completion method results in the recognition of revenue over the period of contract performance.

         Astrotech revenue is derived from various multi-year fixed price contracts with satellite and launch vehicle manufacturers. The services and facilities Astrotech provides to its customers support the final assembly, checkout and countdown functions associated with preparing a satellite for launch. This preparation includes: the final assembly and checkout of the satellite, installation of the solid rocket motors, loading of the liquid propellant, encapsulation of the satellite in the launch vehicle, transportation to the launch pad and command and control of the satellite during pre-launch countdown. Revenue provided by the Astrotech payload processing facilities is recognized ratably over the occupancy period of the satellites in the Astrotech facilities. In addition, Astrotech expects to generate additional revenue from an exclusive multi-year agreement to process all Sea Launch program payloads at the Boeing facility in Long Beach, California. The first Sea Launch payload was processed by Astrotech and successfully launched in March 1999.

         Johnson Engineering generates revenue primarily from its multi-year cost-plus-award and incentive-fee contract with NASA. Johnson Engineering's flight crew support services include operations, training, and fabrication of mockups at NASA's Neutral Buoyancy Laboratory, and at NASA's Space Vehicle Mockup Facility ("SVMF"), where astronauts train for both Space Shuttle and International Space Station (ISS) missions. Johnson Engineering also designs and fabricates flight hardware including flight crew equipment and crew quarters habitability outfitting and provides stowage integration services. Johnson is also responsible for configuration management of the ISS. Revenue provided by Johnson Engineering is recognized to the extent of costs incurred plus award fee using the percentage of completion method, measured on costs incurred. Award fees, which provide earnings based on contract performance as determined by periodic NASA evaluations, are recorded when the amounts can be reasonably estimated or are awarded.

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

RESULTS OF OPERATIONS

For the three months ended December 31, 1999 as compared to the three months ended December 31, 1998.

         Revenue. Revenue increased by 10% to approximately $26.0 million as compared to $23.6 million for the three months ended December 31, 1999 and 1998, respectively. Revenue of $10.8 million was recognized from the REALMS Contract with NASA and with related commercial customers, $13.9 million from Johnson Engineering under the FCSD Contract and $1.3 million from Astrotech. In contrast, for the quarter ended December 30, 1998, revenue of $9.4 million was recognized from the REALMS contract with NASA and with related commercial customers, $12.0 million from Johnson Engineering and $2.2 million from Astrotech. The increase in revenue under the REALMS contract is due to the mix of missions under contract. The increase in Johnson Engineering's revenue was due primarily to increased astronaut training at the Neutral Buoyancy Laboratory. The decrease in Astrotech's revenue is due to schedule slips in two ICO Global Communications Ltd. ("ICO") satellite launches. These launches have slipped into the next fiscal year pending the bankruptcy reorganization of ICO.

         Costs of Revenue. Costs of revenue for the quarter ended December 31, 1999 increased by 11% to $22.8 million, as compared to $20.5 million for the prior year's quarter. For the quarter ended December 31, 1999, integration and operations costs for the REALMS and related commercial customer contracts were $7.3 million, $13.3 for Johnson Engineering, $0.9 million for Astrotech payload processing, and $1.3 million of depreciation expense. For the three months ended December 31, 1998, integration and operations costs for the REALMS and related commercial customer contracts were $6.5 million, $1.1 million for Astrotech payload processing, $11.6 million for Johnson Engineering, and $1.3 million of depreciation expense. The increase in costs of revenue is due primarily to the increased astronaut training at JE and $0.9 million of estimated non-reimbursable cost overruns determined in the second quarter related to the delivery of the robotic training arm for NASA under a fixed-price contract.

         Operating Expenses. Operating expenses decreased 13% to approximately $4.5 million for the three months ended December 31, 1999 as compared to approximately $5.2 million for the three months ended December 31, 1998. The decrease is due to decreased R&D expenses for the period ended December 31, 1999 as compared to the comparable period last year due to the Company's emphasis on completing existing assets in progress.

         Interest and Other Expense. Interest expense was approximately $0.7 million for the three months ended December 31, 1999 and approximately $1.2 million for the three months ended December 31, 1998. There was also approximately $0.9 million and $0.6 million of interest capitalized for the quarters ended December 31, 1999 and 1998, respectively. Interest is capitalized based on the construction of the Company's modules and additional facilities being constructed by Astrotech.

         Interest and Other Income. Interest and other income was approximately $0.1 million and $0.9 million for the three months ended December 31, 1999 and 1998, respectively. The decrease in interest income for the period ended December 31, 1999 is due to the reduction of cash which was used for operations and capital expenditures. Interest is earned on the Company's short-term investments of the proceeds received from the Company's debt financings and preferred stock purchase by DaimlerChrysler. In addition, during the three months ended December 31, 1999, the Company has recognized a $0.2 million valuation allowance against its investment in a joint venture with Guigne, Inc.

         Income Taxes. Based on the Company's projected taxable earnings for fiscal year 2000, the Company recorded a tax benefit of $0.6 million for the quarter ended December 31, 1999, as compared to a $0.5 million tax benefit recorded for the quarter ended December 31, 1998. The Company's estimates of the recoverability of its deferred tax assets are based, in part, on projections of future profitability. In the event such projections are not accurate, an additional valuation allowance on deferred tax assets may be necessary, thereby resulting in reduced income tax benefits.

         Net Income (Loss). The net loss for the quarter ended December 31, 1999 was approximately ($1.3) million or ($.11) per share (basic and diluted EPS) on 11,258,801 shares as compared to net loss of ($1.9) million or ($0.17) per share (basic and diluted EPS) on 11,176,651 shares for the quarter ended December 31, 1998.

For the six months ended December 31, 1999 as compared to the six months ended December 31, 1998.

         Revenue. Revenue increased marginally to approximately $52.0 million as compared to $51.9 million for the six months ended December 31, 1999 and 1998, respectively. Revenue of $16.4 million was recognized from the REALMS Contract with NASA and with related commercial customers, $31.5 million from Johnson Engineering under the FCSD Contract and $4.1 million from Astrotech. In contrast, for the six months ended December 30, 1998, revenue of $20.8 million was recognized from the REALMS contract with NASA and with related commercial customers, $26.3 million from Johnson Engineering and $4.8 million from Astrotech. The increase in Johnson Engineering's revenue was due primarily to increased astronaut training at the Neutral Buoyancy Laboratory and partially to a retroactive increase in the available fee pool. The decrease in revenue under the REALMS contract is due to the schedule slippage of the assembly of the International Space Station (ISS) and the stand down of the Shuttle fleet for wiring inspections. These delays not only reduced the revenue recognized in the current period, but increased the related costs and therefore reduced gross margin. These delays have resulted in the slippage of STS-101 from November 1999 to April 2000. Astrotech's revenue declined due to slips in two ICO Global Communications Ltd. ("ICO") satellite launches. These launches have slipped into the next fiscal year pending the bankruptcy reorganization of ICO.

         Costs of Revenue. Costs of revenue for the six months ended December 31, 1999 increased by 9% to $46.6 million, as compared to $42.7 million for the comparable period last year. For the six months ended December 31, 1999, integration and operations costs for the REALMS and related commercial customer contracts were $12.7 million, $29.2 for Johnson Engineering, $2.1 million for Astrotech payload processing, and $2.6 million of depreciation expense. For the six months ended December 31, 1998, integration and operations costs for the REALMS and related commercial customer contracts were $13.1 million, $24.8 for Johnson Engineering, $2.3 million for Astrotech payload processing, and $2.5 million of depreciation expense. The increase in costs of revenue is due primarily to the increased astronaut training at JE and $0.9 million of estimated non-reimbursable cost overruns related to the delivery of the robotic training arm for NASA, under a fixed-price contract and also due to increased SPACEHAB costs due to the slippage in Shuttle launches.

         Operating Expenses. Operating expenses decreased approximately 4% to approximately $8.7 million for the six months ended December 31, 1999 as compared to approximately $9.1 million for the six months ended December 31, 1998. R&D expenses decreased for the period ended December 31, 1999 as compared to the comparable period last year due to the Company's emphasis on completing existing assets in progress. SG&A expenses increased for the period ended December 31, 1999 as compared to the comparable period last year primarily due to increased personnel costs.

         Interest and Other Expense. Interest expense was approximately $1.9 million for the six months ended December 31, 1999 and approximately $2.6 million for the six months ended December 31, 1998. There was also approximately $1.7 million and $1.2 million of interest capitalized for the six months ended December 31, 1999 and 1998, respectively. Interest is capitalized based on the construction of the Company's modules and additional facilities being constructed by Astrotech. During the six months ended December 31, 1998, the Company recognized $0.6 million in other expenses related to costs associated with a debt offering that the Company cancelled in July.

         Interest and Other Income. Interest and other income was approximately $0.3 million and $1.4 million for the six months ended December 31, 1999 and 1998, respectively. The decrease in interest income for the period ended December 31, 1999 is due to the reduction of cash which was used for operations and capital expenditures. Interest is earned on the Company's short-term investments of the proceeds received from the Company's debt financings and preferred stock purchase by DaimlerChrysler. In addition, during the three months ended December 31, 1999, the Company has recognized a $0.2 million valuation allowance against its investment in a joint venture with Guigne, Inc.

         Income Taxes. Based on the Company's projected taxable earnings for fiscal year 2000, the Company recorded a tax benefit of $1.7 million for the six months ended December 31, 1999, as compared to $0.2 million tax benefit recorded for the six months ended December 31, 1998. The Company's estimates of the recoverability of its deferred tax assets are based, in part, on projections of future profitability. In the event such projections are not accurate, an additional valuation allowance on deferred tax assets may be necessary, thereby resulting in reduced income tax benefits.

         Net Income (Loss). The net loss for the six months ended December 31, 1999 was approximately ($3.2) million or ($0.29) per share (basic and diluted
EPS) on 11,244,380 shares as compared to net loss of ($1.4) million or ($0.13) per share (basic and diluted EPS) on 11,172,507 shares for the six months ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its capital expenditures, research and development and working capital requirements with progress payments under its various contracts, as well as with proceeds received from private debt and equity offerings and borrowings under credit facilities. During December 1995, SPACEHAB completed an initial public offering of Common Stock (the "Offering"), which provided the Company with net proceeds of approximately $43.5 million. In June 1997, the Company signed an agreement with a financial institution securing a $10.0 million revolving line of credit (the "Revolving Line of Credit") that the Company may use for working capital purposes. As of December 31, 1999, no amounts were drawn on this line of credit which expires in May 2000. The Company is currently in the process of negotiating a new revolving line of credit. In July 1997, Astrotech obtained a five-year term loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB, and provides for draws of up to $15.0 million for general corporate purposes. As of December 31, 1999, the Company had drawn $15.0 million on this loan, which had an outstanding balance on that date of $9.4 million. On October 21, 1997, the Company completed a private placement offering of convertible subordinated notes (the "Notes Offering"), which provided the Company with net proceeds of approximately $59.9 million which has been used, in part, for capital expenditures associated with the development and construction of space related assets, the purchase of Johnson Engineering, and for general corporate purposes. In December 1998, the Company amended its agreement with Alenia relative to subordinated notes payable with an outstanding balance of $11.9 million. In exchange for payment of $4.0 million, Alenia agreed to reduce the annual interest rate from 12 percent to 10 percent on the outstanding balance as of January 1, 1999, and the interest payment due for the quarter ended December 31, 1998, was waived resulting in an effective interest rate of 8.75 percent. An amended agreement with the senior debt holders under the Insurers' note requires that an interest rate of 8.25 percent be applied to the senior debt with an outstanding balance of $0.7 million as of December 31, 1999. On August 2, 1999, DaimlerChrysler Aerospace AG
(Dasa), a shareholder, purchased an additional $12.0 million equity stake in SPACEHAB representing 1,333,334 shares of Series B Senior Convertible Preferred Stock. Under the agreement, Dasa purchased all of SPACEHAB's 975,000 authorized and unissued shares of preferred stock. At the annual stockholders meeting held on October 14, 1999, the shareholders approved the proposal to increase the number of authorized shares of preferred stock to 2,500,000, in order to complete the transaction with Dasa. The preferred stock purchase increased Dasa's investment interest in SPACEHAB to approximately 11.5 percent. No dividends are payable on the preferred shares which are convertible into common shares on a one-for-one basis.

         Cash Flows from Operating Activities. Cash flows provided by (used for) operating activities for the six months ended December 31, 1999 and December 31, 1998 were ($6.3) million and ($15.9) million, respectively. Other assets increased by $1.6 million primarily due to the tax benefit accrued for the current period. Deferred flight revenue decreased by $2.9 million primarily due to revenue recognized for the six months ended December 31,1999 for STS-107 under the percentage of completion method. Accounts payable, accrued expenses and accrued subcontracting services, taken as a group, decreased by $1.7 million due to payments made to vendors. During fiscal year 2000, certain items that had been classified as accrued subcontracting in fiscal 1999, are now classified as accounts payable.

         Cash Flows from Investing Activities. For the six months ended December 31, 1999 and 1998, cash flows used for investing activities consisted of approximately $13.4 million and $31.8 million, respectively. The significant difference between the two periods was the purchase of Johnson Engineering for $25.3 million in the period ended December 31, 1998. In the period ended December 31, 1999, SPACEHAB received $0.6 million from an escrow agreement relative to the purchase. The significant expenditure for the current period included $8.4 million for the construction of flight assets, primarily the Research Double Module (RDM) which is expected to be completed in the second half of the fiscal year and the Double Docking Module (DDM). The majority of the expenditures for buildings under construction relate to the expansion of the Astrotech facility in Florida for the larger payloads required by Boeing and Lockheed Martin. SPACEHAB invested an additional $0.6 million in the SpaceDrums joint venture. SPACEHAB intends to convert its investment in the SpaceDrums joint venture into equity in Guigne Incorporated.

         Cash Flows from Financing Activities. Cash flows provided by (used for) financing activities were approximately $10.2 million and ($5.8) million for the six months ended December 31, 1999 and 1998, respectively. For the period ended December 31, 1999, SPACEHAB received $11.9 million, net of expenses, from Dasa, a shareholder in exchange for 1,333,334 shares of Series B convertible preferred stock. For the period ended December 31, 1998, Spacehab made an early payment of $4.0 million on Alenia debt in exchange for a lower interest rate and a waiver of interest due and payable for the quarter ended December 31, 1998.

         The Company believes that cash flows from the preferred share purchase by Dasa, the Convertible Notes Offering, the Term Loan Agreement, and the Revolving Line of Credit will be sufficient to meet any cash flow requirements from operations and other funding requirements for capital asset construction and development for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 becomes effective June 15, 2000 and will require the Company to disclose additional information on its hedging activities. The Company is reviewing this standard; however, it is not expected that implementing this Standard will significantly impact the Company. The Company has not entered into any derivative or hedging instruments during the periods covered.

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

SPACEHAB had established a Y2K program to address both information-technology ("IT") and non-IT problems that may exist within the SPACEHAB system, including its vendors and customers, e.g. NASA and the Space Shuttle. As a result of SPACEHAB's Y2K program, the company transitioned to the new millennium without any identified system or system related problems. The Central Processing Unit
(CPU) on the ground support electrical equipment at SPACEHAB's payload processing facility is not Y2K compliant. SPACEHAB implemented its contingency plan, as previously disclosed, and changed the year on the CPU to 1972. The CPU will report the correct day and month but the year will currently be reported as 1973. This change only affects the date printed on reports. The current ground support equipment is expected to be replaced by mid-2000.

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

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders was held on October 14, 1999. A quorum of at least one-third of the issued and outstanding common stock and Series B Senior Convertible Preferred Stock of the Company, voting together, was present and voting.

         (a) At the Annual Meeting of Shareholders, candidates for the Board of Directors stood for and were duly elected, with each nominee receiving at least a majority vote of the necessary quorum voting at the meeting.

         The directors elected by the holders of the Common Stock are:

                  Hironori Aihara
                  Melvin D. Booth
                  Dr. Edward E. David, Jr.
                  Richard Fairbanks
                  Dr. Shelley A. Harrison
                  Chester M. Lee
                  Gordon S. Macklin
                  James R. Thompson
                  Giuseppe Viriglio

         The director elected by the holder of the Series B Senior Convertible Preferred Stock is:

                  Josef Kind

         (b) An amendment to the Company's Articles of Incorporation to increase the number of authorized shares of preferred stock from 1,000,000 to 2,500,000 was approved by the vote of a majority of the shares of Common Stock and shares of Series B Senior Convertible Preferred Stock entitled to vote at the meeting, voting together.

         (c) An amendment to the Company's Stock Incentive Plan to increase the number of shares that may be granted thereunder from 2,750,000 to 3,950,000 was approved by the vote of a majority in interest of the stockholders present in person or by proxy and entitled to vote thereon.

         (d) The appointment of KPMG LLP as the Company's independent auditors for fiscal year 2000 was approved and ratified by the vote of a majority in interest of the stockholders present in person or by proxy and entitled to vote thereon.

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


                                   SPACEHAB, INCORPORATED

Date: February 14, 2000            /s/Mark A. Kissman
                                   --------------------------------------
                                   Mark A. Kissman
                                   Senior Vice President, Finance
                                   Chief Financial Officer




                                   /s/David A. Rossi
                                   --------------------------------------
                                   David A. Rossi
                                   President and Chief Operating Officer