Form 10-Q
period 2000-03-31
SPACEHAB INC \WA\
filed 2000-05-12
CIK 1001907

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED...............MARCH 31, 2000

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
                                                               No. 91-1273737

The number of shares of Common Stock outstanding as of the close of business on April 30, 2000:


Class                                     Number of Shares Outstanding
-----                                     ----------------------------
Common Stock                                      11,315,581


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

                SPACEHAB, INCORPORATED AND SUBSIDIARIES
             MARCH 31, 2000 QUARTERLY REPORT ON FORM 10-Q
                           TABLE OF CONTENTS

PART 1      FINANCIAL INFORMATION                                                   PAGE
                                                                                    ----
 Item 1.    Unaudited Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of March 31, 2000 and
            June 30, 1999                                                             3

            Condensed Consolidated Statements of Operations for the three and
            nine months ended March 31, 2000 and 1999                                 4

            Condensed Consolidated Statements of Cash Flows for the
            nine months ended March 31, 2000 and 1999                                 5

            Notes to Unaudited Condensed Consolidated Financial Statements            6


 Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                11

PART II -   OTHER INFORMATION

 Item 4.    Submission of Matters to Vote of Security Holders                        17

 Item 5.    Other Information                                                        18

 Item 6.    Exhibits and Reports on Form 8-K                                         18

PART 1:  FINANCIAL INFORMATION
ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     SPACEHAB, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(In thousands, except share data)                                                          MARCH 31,
                                                                                             2000         JUNE 30,
                                                                                          (UNAUDITED)      1999
                                                                                        --------------  ------------
                                                   ASSETS
Cash and cash equivalents                                                                 $    16,777     $   21,346
Accounts receivable, net                                                                       22,330         17,471
Prepaid expenses and other current assets                                                       2,279          1,146
                                                                                          -----------     ----------
     Total current assets                                                                      41,386         39,963
Property, plant, and equipment, net of
  accumulated depreciation and amortization
  of $54,419 and $49,247, respectively                                                        150,047        132,184
Goodwill, net of accumulated amortization of $2,161 and $1,339, respectively                   24,076         25,498
Investment in joint venture, net                                                                2,000          1,400
Other assets, net                                                                               6,616          5,301
                                                                                          -----------     ----------
     Total assets                                                                         $   224,125     $  204,346
                                                                                          ===========     ==========
                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable & accrued expenses                                                  $    17,376     $   13,181
     Loans payable, current portion                                                             7,959          3,459
     Accrued subcontracting services                                                            3,041          6,787
     Deferred revenue                                                                           5,717          4,162
                                                                                          -----------     ----------
        Total current liabilities                                                              34,093         27,589
Loans payable under credit agreement, net of current portion                                      333            667
Loans payable, net of current portion                                                           5,281          7,033
Convertible notes payable to shareholder                                                        7,860          7,860
Accrued contract costs                                                                            883            940
Deferred revenue                                                                                6,870              -
Deferred income taxes                                                                           3,012          2,842
Convertible subordinated notes payable                                                         63,250         63,250
                                                                                          -----------     ----------
          Total liabilities                                                                   121,582        110,181
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, convertible (authorized 2,500,000 shares, issued and outstanding
     1,333,334 and 0 shares, respectively, liquidation preference of $12,000)                  11,892              -
     Common stock, no par value, authorized 30,000,000 shares,
       issued and outstanding 11,315,581 and 11,229,646, respectively                          81,936         81,585
     Additional paid-in capital                                                                    16             16
     Retained earnings                                                                          8,699         12,564
                                                                                          -----------     ----------
          Total stockholders' equity                                                          102,543         94,165
                                                                                          -----------     ----------
          Total liabilities and stockholders' equity                                      $   224,125     $  204,346
                                                                                          ===========     ==========



See accompanying notes to unaudited condensed consolidated financial statements.

                    SPACEHAB, INCORPORATED AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


(In thousands, except share data)                            THREE MONTHS                   NINE MONTHS
                                                            ENDED MARCH 31,                ENDED MARCH 31,
                                                   ------------------------------   ----------------------------
                                                         2000           1999             2000          1999
                                                   ------------------------------   ----------------------------
Revenue                                               $    25,057    $    26,693      $    77,046   $    78,600
Costs of revenue                                           19,265         21,956           65,870        64,659
                                                      ------------  -------------    ------------   ------------
Gross profit                                                5,792          4,737           11,176        13,941
                                                      ------------  -------------    ------------   ------------
Operating expenses:
     Marketing, general and administrative                  5,178          3,691           12,811        10,781
     Research and development                                 503            708            1,580         2,678
                                                      ------------  -------------    ------------   ------------
          Total operating expenses                          5,681          4,399           14,391        13,459
                                                      ------------  -------------    ------------   ------------
          Income (loss) from operations                       111            338           (3,215)          482
Interest expense, net of capitalized interest                 907          1,252            2,803         3,910
Interest and other income, net                               (161)          (422)            (464)       (1,859)
Other expense                                                   -             46                -           596
                                                      ------------  -------------    ------------   ------------
     Net loss before income taxes                            (635)          (538)          (5,554)       (2,165)
Income tax expense (benefit)                                    -              3           (1,689)         (186)
                                                      ------------  -------------    ------------   ------------
     Net loss                                         $      (635)   $      (541)     $    (3,865)  $    (1,979)
                                                      ============  =============    ============   ============
Basic earnings per share:
Net loss per share - basic                            $     (0.06)   $     (0.05)     $     (0.34)  $     (0.18)
                                                      ============  =============    ============   ============
Shares used in computing
     Loss per share - basic                            11,287,026     11,189,242       11,258,661    11,178,004
                                                      ============  =============    ============   ============
Diluted loss per share:
Net loss per share - diluted                          $     (0.06)   $     (0.05)     $     (0.34)  $     (0.18)
                                                      ============  =============    ============   ============
Shares used in computing
     Loss per share - assuming dilution                11,287,026     11,189,242       11,258,661    11,178,004
                                                      ============  =============    ============   ============



See accompanying notes to unaudited condensed consolidated financial statements.

                     SPACEHAB, INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


(In thousands)                                                          NINE MONTHS ENDED MARCH 31,
                                                                           2000            1999
                                                                    ---------------  ----------------
Cash flows provided by (used for) operating activities:
  Net loss                                                           $      (3,865)   $       (1,979)
  Adjustments to reconcile net loss to
   net cash provided by (used for) operating activities:
   Depreciation and amortization                                             6,391             5,661
   Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                              (4,859)              792
    Increase in prepaid expenses and other current assets                   (1,133)           (1,204)
    Increase in other assets                                                (1,711)             (204)
    Increase (decrease) in deferred flight revenue                           8,425            (4,044)
    Increase (decrease) in accounts payable and
     accrued expenses                                                        1,715            (2,374)
    Decrease in advanced billings                                                -            (1,567)
    Decrease in accrued subcontracting services                             (3,746)           (6,032)
    Increase in deferred taxes                                                  67                 -
                                                                    ---------------  ----------------
      Net cash provided by (used for) operating activities                   1,284           (10,951)
                                                                    ---------------  ----------------
Cash flows used for investing activities:
 Payments for flight assets under construction                             (14,156)          (12,893)
 Purchase of Johnson Engineering, net of cash acquired                         600           (25,344)
 Payments for building under construction                                   (3,659)           (1,020)
 Purchases of property, equipment and leasehold improvements                (2,696)           (2,104)
 Investment in joint venture                                                  (600)             (800)
                                                                    ---------------  ----------------
      Net cash used for investing activities                               (20,511)          (42,161)
                                                                    ---------------  ----------------
Cash flows provided by (used for) financing activities:
 Payment of loan payable                                                    (1,752)           (2,118)
 Payment of loan payable under credit agreement                               (333)             (500)
 Proceeds from line of credit                                                4,500                 -
 Proceeds from issuance of common stock, net of expenses                       351               164
 Payments of note payable to shareholder                                         -            (4,035)
 Proceeds from issuance of preferred stock, net of expenses                 11,892                 -
                                                                    ---------------  ----------------
      Net cash provided by (used for) financing activities                  14,658            (6,489)
                                                                    ---------------  ----------------
      Net increase (decrease) in cash and cash equivalents                  (4,569)          (59,601)
Cash and cash equivalents at beginning of period                            21,346            92,327
                                                                    ---------------  ----------------
Cash and cash equivalents at end of period                           $      16,777    $       32,726
                                                                    ===============  ================


See accompanying notes to unaudited condensed consolidated financial statements.

                     SPACEHAB, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and subsidiaries ("SPACEHAB" or the "Company") as of March 31, 2000, and the results of their operations for the three and nine month periods ended March 31, 2000 and 1999 and their cash flows for the nine months ended March 31, 2000 and 1999. However, the condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures.

The consolidated results of operations for the three and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year. The Company's results of operations have fluctuated significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements appearing in the Company's Form 10-K for the year ended June 30, 1999.

2.  EARNINGS PER SHARE

The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended March 31, 2000 and 1999:

(in thousands except per share data)

                                                Three months ended                           Three months ended
                                                  March 31, 2000                               March 31, 1999
                                  --------------------------------------------   ---------------------------------------------
                                      Income          Shares       Per Share        Income          Shares          Per Share
                                    (Numerator)    (Denominator)    Amount        (Numerator)    (Denominator)       Amount
                                  --------------------------------------------   ---------------------------------------------
Basic EPS:
  Income available to
    common stockholders            $      (635)     11,287,026    $   (0.06)     $     (541)       11,189,242      $  (0.05)
Effect of dilutive securities:
  Convertible notes payable                  -              -             -               -                -              -
  Options and warrants                       -              -             -               -                -              -
                                  --------------------------------------------   ---------------------------------------------

Diluted EPS:
  Income available to
    common stockholders            $      (635)     11,287,026    $   (0.06)     $     (541)       11,189,242      $  (0.05)


                                                  Nine months ended                            Nine months ended
                                                   March 31, 2000                                March 31, 1999
                                  --------------------------------------------   ----------------------------------------------
                                         Income       Shares       Per Share        Income           Shares         Per Share
                                      (Numerator)  (Denominator)     Amount        (Numerator)     (Denominator)      Amount
                                  --------------------------------------------   ----------------------------------------------
Basic EPS:
  Income available to
    common stockholders            $    (3,865)     11,258,661    $   (0.34)     $   (1,979)       11,178,004      $  (0.18)
Effect of dilutive securities:
  Convertible notes payable                  -              -             -               -                -              -
  Options and warrants                       -              -             -               -                -              -
                                  --------------------------------------------   ----------------------------------------------

Diluted EPS:
  Income available to
    common stockholders            $    (3,865)     11,258,661    $   (0.34)     $   (1,979)       11,178,004      $  (0.18)


Convertible notes payable outstanding as of March 31, 2000, convertible into 4,642,202 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the three and nine months ended March 31, 2000 and 1999 as the inclusion of the converted notes would be anti-dilutive for these periods.

Options to purchase 114,000 shares of common stock at prices ranging from $4.125 to $4.875 per share were outstanding for the three and nine months ended March 31, 2000, but were not included in the computation of diluted EPS as the inclusion of these options would be anti-dilutive. These options expire October 14, 2006.

Options and warrants to purchase 3,227,149 shares of common stock, at prices ranging from $5.125 to $24.00 per share, were outstanding for the three and nine months ended March 31, 2000 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares during the three and nine months ended March 31, 2000. The options expire between June 24, 2000 and December 20, 2008.

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

3.  REVENUE RECOGNITION

Under the REALMS (Research and Logistics Mission Support) contract and for new contract awards for which the capability to successfully complete the contract can be reasonably assured and the costs at completion can be reliably estimated at contract inception, revenue is recognized under the percentage-of-completion method. This percentage-of-completion method allows the Company to report revenue based on costs incurred on a per mission basis over the period of that mission. The percentage-of-completion method results in the recognition of revenue over the period of contract performance. Revenue provided by the Astrotech payload processing facilities is recognized ratably over the occupancy period of the satellites at the Astrotech facilities. Revenue provided by Johnson Engineering ("JE") is primarily based on cost-plus award fee contracts, whereby revenue is recognized to the extent of costs incurred plus estimates of award fee revenues using the percentage-of-completion method. Award fees, which provide earnings based on the Company's contract performance as determined by the National Aeronautics and Space Administration ("NASA") evaluations, are recorded when the amounts can be reasonably estimated, or are awarded. Changes in estimated costs to complete and estimated amounts recognized as award fees are recognized in the period they become known.

4.  STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION

(a) Cash paid for interest costs was $4.1 million and $4.0 million for the nine month periods ended March 31, 2000 and 1999, respectively. The Company capitalized interest of approximately $2.6 million and $1.8 million during the nine months ended March 31, 2000 and 1999, respectively.

(b) The Company paid no income taxes during the nine months ended March 31, 2000, and paid $0.4 million for income taxes during the nine months ended March 31, 1999.

(c) During the nine months ended March 31, 2000, the Company received a $0.6 million refund of purchase price paid for the JE acquisition in 1998. In accordance with the acquisition agreement, the refund resulted from JE's failure to attain certain minimum award fee scores on its Flight Crew Systems Development ("FCSD") contract for the period from April 1, 1999 to September 30, 1999. The refund has been recorded as a reduction of goodwill from the JE acquisition.

5.  CREDIT FACILITIES

On June 16, 1997, the Company entered into a $10.0 million line of credit agreement with a financial institution. Outstanding balances on the line of credit accrue interest at either the lender's prime rate or a LIBOR-based rate, and are collateralized by certain assets of the Company. The term of the agreement is through May 2000. As of March 31, 2000, the Company had drawn $4.5 million against the line of credit.

On July 14, 1997, the Company's wholly owned subsidiary, Astrotech, entered into a five-year credit facility with a financial institution for loans of up to $15.0 million. This loan is collateralized by the assets of Astrotech and certain other assets of the Company, and is guaranteed by the Company. Interest accrues at LIBOR plus three percent. As of March 31, 2000, the Company had drawn $15.0 million against this loan. As of March 31, 2000, the outstanding balance on this loan was $8.4 million.

In October 1997, the Company completed a private placement offering for $63.3 million of aggregate principal of its 8% Convertible Subordinated Notes due 2007. Interest is payable semi-annually. The notes are convertible into the common stock of the Company at a rate of $13.625 per share. This offering provided the Company with net proceeds of approximately $59.9 million to be used for capital expenditures associated with the development and construction of space related assets, the purchase of JE and for other general corporate purposes.

6. PREFERRED STOCK

On August 2, 1999, DaimlerChrysler Aerospace AG ("Dasa"), a shareholder, purchased an additional $12.0 million equity stake in SPACEHAB representing 1,333,334 shares of Series B Senior Convertible Preferred Stock. Under the agreement, Dasa purchased all of SPACEHAB's 975,000 authorized and unissued shares of preferred stock. At the annual stockholders meeting held on October 14, 1999, the shareholders approved the proposal to increase the number of authorized shares of preferred stock to 2,500,000, in order to complete the transaction with Dasa, allowing them to purchase the additional 358,334 preferred shares. The preferred stock purchase increased Dasa's investment interest in SPACEHAB to approximately 11.5 percent. The Series B Senior Convertible Preferred Stock is: convertible at the holders' option on the basis of one share of preferred stock for one share of common stock, entitled to vote on an "as converted" basis the equivalent number of shares of common stock and has preference in liquidation, dissolution or winding up of $9.00 per preferred share. No dividends are payable on the convertible preferred shares.

7. SEGMENT INFORMATION

The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", as of June 30, 1999. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments.

Based on its organization, the Company operates in three business segments; Astrotech, JE and SPACEHAB. Astrotech, acquired in February 1997, provides payload processing facilities to serve the satellite manufacturing and launch services industry. Astrotech currently provides launch site preparation of flight ready satellites to major U.S. space launch companies and satellite manufacturers. Johnson Engineering, acquired in July 1998, is primarily engaged in providing engineering services and products to the Federal Government and NASA, primarily under the FCSD contract. SPACEHAB was founded to commercially develop space habitat modules to operate in the cargo bay of the Space Shuttles. SPACEHAB provides access to the modules and integration and operations support services for both NASA and commercial customers.

The Company's chief operating decision maker utilizes both revenue and income before taxes, including allocated interest based on the investment in the segment, in assessing performance and making overall operating decisions and resource allocations. As such, other income/expense items including income taxes and corporate overhead have not been allocated to the various segments. Other income and expense items are included in SPACEHAB. Pretax income (loss) in the following table includes an allocation of interest expense.


(in thousands)
THREE MONTHS ENDED MARCH 31, 2000
---------------------------------
                                                      Pre-Tax               Net               Depreciation
                                                      Income               Fixed                  And
                                        Revenue       (loss)              Assets              Amortization
                                 -------------------------------------------------------------------------
SPACEHAB                                   $9,006 $       (394)          $123,519                $1,527
Astrotech                                   2,495         (197)            23,603                   249
Johnson Engineering                        13,556          (44)             2,925                   407
                                 -------------------------------------------------------------------------
                                          $25,057 $       (635)          $150,047                $2,183

THREE MONTHS ENDED MARCH 31, 1999
---------------------------------
                                                      Pre-Tax               Net               Depreciation
                                                      Income               Fixed                  And
                                        Revenue       (loss)              Assets              Amortization
                                 -------------------------------------------------------------------------
SPACEHAB                                   $8,985 $       (449)          $103,391                   $1,357
Astrotech                                   2,180         (656)            20,336                      315
Johnson Engineering                        15,528          567                915                      296
                                 -------------------------------------------------------------------------
                                          $26,693 $       (538)          $124,642                   $1,968

NINE MONTHS ENDED MARCH 31, 2000
--------------------------------
                                                      Pre-Tax              Net                Depreciation
                                                      Income              Fixed                   And
                                        Revenue       (loss)             Assets               Amortization
                                 -------------------------------------------------------------------------
SPACEHAB                                  $25,414 $     (4,313)           $123,519                  $4,514
Astrotech                                   6,570       (1,168)             23,603                     747
Johnson Engineering                        45,062          (73)              2,925                   1,130
                                 -------------------------------------------------------------------------
                                          $77,046 $     (5,554)           $150,047                  $6,391

NINE MONTHS ENDED MARCH 31, 1999
--------------------------------
                                                      Pre-Tax              Net                Depreciation
                                                      Income              Fixed                   And
                                        Revenue       (loss)             Assets               Amortization
                                 -------------------------------------------------------------------------
SPACEHAB                                  $29,761 $     (1,193)           $103,391                  $3,845
Astrotech                                   6,982         (653)             20,336                     953
Johnson Engineering                        41,857         (319)                915                     863
                                 -------------------------------------------------------------------------
                                          $78,600 $     (2,165)           $124,642                  $5,661

8. JOINT VENTURE

During the nine months ended March 31, 2000, the Company invested an additional $0.6 million in a joint venture with Guigne Inc. ("Guigne"), in accordance with the Company's initial funding commitment to the joint venture. The joint venture is constructing the Space-DRUMS(TM) facility to be used aboard the International Space Station. In accordance with the joint venture agreement, the Company informed Guigne in December 1999 of its intention to convert its investment in the joint venture to up to 19% common stock of Guigne, subject to completion of a fair market value appraisal of Guigne. The Company requested representation on Guigne's board of directors but will have no operational or financial influence on Guigne. Based on preliminary estimates of fair market value of Guigne, the Company recognized a $0.2 million valuation allowance against its investment in Guigne during the second quarter of fiscal year 2000.

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

    The Company currently operates under two significant contracts with NASA:
(1) the REALMS Contract, a $122.0 million contract for two research missions aboard the Space Shuttle, three logistics missions to resupply the International Space Station ("ISS") and one Integrated Cargo Carrier ("ICC") mission; and (2) the Flight Crew Systems Development Contract ("FCSD Contract") currently a $331.5 million multitask cost-plus-award and incentive-fee contract, that commenced in May 1993 and will conclude in April 2001. The value of the NASA portion of the REALMS contract is $94.9 million for four firm module missions and one ICC mission. The commercial value is currently $27.1 million with an additional $5.1 million non-REALMS commercial value. The Company has the potential to increase the total REALMS Contract value by an additional $11.7 million through module usage sales to commercial customers for micro gravity space research such as the European Space Agency ("ESA"), the National Space Development Agency of Japan ("NASDA") and the Canadian Space Agency ("CSA"). The first mission under the REALMS Contract, STS-95 which carried Senator John Glenn back into space, was completed in October 1998. The second mission, STS-96, a re-supply mission to the ISS, was completed in May, 1999. The three remaining flights are currently scheduled for launch in May 2000, September 2000, and March 2001. NASA has executed a modification to the REALMS contract whereby pricing is defined for six mission configurations. NASA has exercised the pricing for a logistics double module for $21.6 million on STS-106, which is scheduled to fly in September 2000. Under the FCSD Contract, Johnson Engineering provides a variety of critical crew training, support and manufacturing functions on a cost-plus-award fee and incentive-fee basis.

    In November 1999, Astrotech received a six-year contract extension from Lockheed Martin for Atlas V payload processing (with options through 2010) and a ten-year contract from Boeing for Delta IV payload processing. The minimum revenue commitments under these contracts combined is $82 million over 10 years.

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

    Astrotech revenue is derived from various multi-year fixed price contracts with satellite and launch vehicle manufacturers. The services and facilities Astrotech provides to its customers support the final assembly, checkout and countdown functions associated with preparing a satellite for launch. This preparation includes: the final assembly and checkout of the satellite, installation of the solid rocket motors, loading of the liquid propellant, encapsulation of the satellite in the launch vehicle, transportation to the launch pad and command and control of the satellite during pre-launch countdown. Revenue provided by the Astrotech payload processing facilities is recognized ratably over the occupancy period of the satellites in the Astrotech facilities. In addition, Astrotech generates additional revenue from an exclusive multi-year agreement to process all Sea Launch program payloads at the Boeing facility in Long Beach, California.

    Johnson Engineering generates revenue primarily from its multi-year cost-plus-award and incentive-fee contract with NASA. Johnson Engineering's flight crew support services include operations, training, and fabrication of mockups at NASA's Neutral Buoyancy Laboratory ("NBL"), and at NASA's Space Vehicle Mockup Facility ("SVMF"), where astronauts train for both Space Shuttle and International Space Station ("ISS") missions. Johnson Engineering also designs and fabricates flight hardware including flight crew equipment and crew quarters habitability outfitting and provides stowage integration services. Johnson is also responsible for configuration management of the ISS. Revenue provided by Johnson Engineering is recognized to the extent of costs incurred plus award fee using the percentage of completion method, measured on costs incurred. Award fees, which provide earnings based on contract performance as determined by periodic NASA evaluations, are recorded when the amounts can be reasonably estimated or are awarded.

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


RESULTS OF OPERATIONS

For the three months ended March 31, 2000 as compared to the three months ended March 31, 1999.

    Revenue. Revenue decreased by 6% to approximately $25.1 million as compared to $26.7 million for the three months ended March 31, 2000 and 1999, respectively. Revenue of $9.0 million was recognized from the REALMS Contract with NASA and with related commercial customers, $2.5 million from Astrotech, and $13.6 million from Johnson Engineering under the FCSD Contract. In contrast, for the quarter ended March 31, 1999, revenue of $9.0 million was recognized from the REALMS Contract with NASA, $2.2 million was generated by Astrotech, and revenue of $15.5 million was recognized by Johnson Engineering under the FCSD Contract. The decrease in revenue at Johnson Engineering in the current quarter is due primarily to the deletion of certain flight hardware tasks from the FCSD contract, and is partially offset by the increase in training services at the NBL.

    Costs of Revenue. Costs of revenue for the quarter ended March 31, 2000 decreased by 12% to $19.3 million, as compared to $22.0 million for the prior year's quarter. For the quarter ended March 31, 2000, integration and operations costs for the REALMS and related commercial customer contracts were $4.3 million, $1.3 million for Astrotech payload processing, $12.3 million for Johnson Engineering under the FCSD Contract, and $1.3 million of depreciation expense. For the three months ended March 1999, the components of costs of revenue include integration and operations costs of $5.6 million under the REALMS and related commercial customer contracts, $1.2 million for Astrotech payload processing, $13.9 million for Johnson Engineering under the FCSD Contract, and depreciation expense of $1.3 million. The decrease in costs for SPACEHAB during the current quarter is due primarily to the mix of missions flown as compared to the comparable quarter last year, and due to the sharing of certain costs during the current quarter for STS-101 and STS-106 missions. The decrease in costs at Johnson Engineering during the current quarter is due primarily to the deletion of flight hardware tasks, and is partially offset by costs due to increased training requirements at the NBL. Also in the current quarter, Johnson Engineering incurred

$0.3 million of non-reimbursable cost overruns related to the completion of the robotic training arm for NASA under a fixed-price contract.

    Operating Expenses. Operating expenses increased approximately 29% to $5.7 million for the three months ended March 31, 2000 as compared to $4.4 million for the three months ended March 31, 1999. Marketing, general and administrative ("MG&A") expenses increased 40% to $5.2 million for the three months ended March 31, 2000 as compared to $3.7 million for the quarter ended March 31, 1999. The increase in MG&A expenses in the current quarter is due primarily to the costs incurred for SPACEHAB's newly formed subsidiary, Space Media, Inc. ("SMI"). SMI will create proprietary content from the ISS for broadcast and internet distribution.
    Research and development costs decreased to $0.5 million for the quarter ended March 31, 2000 as compared to $0.7 million for the quarter ended March 31, 1999.

    Interest and Other Expense. Interest expense was approximately $0.9 million for the three months ended March 31, 2000, and $1.3 million and the three months ended March 31, 1999. There was also approximately $0.9 million and $0.6 million of interest capitalized for the quarters ended March 31, 2000 and 1999, respectively. Interest for the current fiscal year is capitalized primarily on the construction of the Company's science module with adapter hardware and an additional payload processing facility being constructed by Astrotech.

    Interest and Other Income. Interest and other income was approximately $0.2 million and $0.4 million for the three months ended March 31, 2000 and 1999, respectively. Interest is earned on the Company's short-term investments of proceeds received from the Company's equity financings by Dasa completed during August and October, 1999, and cash invested overnight in money market accounts.

    Income Taxes. Based on the Company's current projected taxable earnings and likely valuation allowances for certain deferred tax assets, the Company did not record an income tax benefit for the quarter ended March 31, 2000. In addition, the Company may be required to provide additional valuation allowances against certain deferred tax assets in the future to the extent that the Company's projection of future taxable earnings are insufficient to support the realizability of such assets.

    Net Income (Loss). The net loss for the quarter ended March 31, 2000 was approximately ($0.6) million or ($0.06) per share (basic and diluted EPS) on 11,287,026 shares as compared to net loss of ($0.5) million or ($0.05) per share (basic and diluted EPS) on 11,189,242 shares.


For the nine months ended March 31, 2000 as compared to the nine months ended March 31, 1999.

    Revenue. Revenue decreased by approximately 2% to $77.0 million as compared to $78.6 million for the nine months ended March 31, 2000 and 1999, respectively. During the nine months ended March 31, 2000, revenue of $25.4 million was recognized from the REALMS and commercial customer contracts, revenue of $6.6 million was recognized from Astrotech operations, and revenue of $45.1 million was recognized from Johnson Engineering operations, primarily under the FCSD contract. For the nine months ended March 31, 1999 the Company's revenue was attributable to REALMS and commercial customer contracts of $29.8 million; Astrotech operations of $6.9 million; Johnson Engineering operations of $41.9 million. The decrease in revenue under the REALMS contract in the period ended March 31, 2000 is due to schedule slippages of the assembly of the ISS and the stand down of the shuttle fleet for wiring inspections. These delays resulted in the slippage of STS-101 from November, 1999 to May, 2000, which was partially offset by the addition of a new mission, STS-106, which is scheduled to fly in September, 2000. The increased revenue at Johnson Engineering in the nine month period ended March 31, 2000 was due primarily to increased astronaut training at the NBL, and partially to a retroactive increase in the available fee pool.

    Costs of Revenue. Costs of revenue for the nine months ended March 31, 2000 increased approximately 2% to $65.9 million, as compared to $64.7 million for nine months ended March 31, 1999. The primary components of costs of revenue for the nine months ended March 31, 2000 include integration and operation costs under the REALMS and commercial customer contracts of $17.0 million, Astrotech operations of $3.4 million and Johnson Engineering of $41.5 million. Depreciation expense for the period was $4.0 million. In contrast, the primary components of costs of revenue for the nine months ended March 31, 1999 included integration and operations costs under the REALMS and commercial customer contracts of $18.7 million, Astrotech operations of $3.5 million, and

Johnson Engineering of $38.7 million. Depreciation expense for the period was $3.8 million. The increase in costs of revenue in the nine month period ended March 31, 2000 is due primarily to increased astronaut training at Johnson Engineering and $1.2 million of non-reimbursable cost overruns related to the delivery of the robotic training arm for NASA under a fixed-price contract.

    Operating Expenses. Operating expenses increased by approximately 7% to approximately $14.4 million for the nine months ended March 31, 2000 as compared to approximately $13.5 million for the nine months ended March 31, 1999. Marketing, general and administrative expenses increased by 19% to $12.8 million as compared to $10.8 million. The increase in the period ended March 31, 2000 is due primarily to costs incurred for SPACEHAB's newly formed subsidiary, SMI.

    Research and development costs decreased 41% to $1.6 million for the period ended March 31, 2000 as compared to $2.7 million for the period ended March 31, 1999, due to the Company's emphasis on completing existing assets in progress.

    Interest and Other Expense. Interest expense was approximately $2.8 million for the nine months ended March 31, 2000 as compared to approximately $3.9 million for the nine months ended March 31, 1999. There was approximately $2.6 million and $1.8 million of capitalized interest for the nine months ended March 31, 2000 and 1999, respectively. Interest for the current fiscal year is capitalized primarily on the construction of the Company's science module with adapter hardware and an additional payload processing facility being constructed by Astrotech. Additionally, during the nine months ended March 31, 1999, the Company recognized $0.6 million in other expense related to costs associated with a debt offering that the Company canceled in July 1998.

    Interest and Other Income. Interest and other income was approximately $0.5 million for the nine months ended March 31, 2000 as compared to $1.9 million for the nine month period ended March 31, 1999. Interest income is due to short-term interest earned by the Company for the investment of the proceeds received from the Company's credit facilities completed during July and October 1997 and equity financings with Dasa completed in August and October 1999.

    Income Taxes. Based on the Company's current projected taxable earnings and likely valuation allowances for certain deferred tax assets, the Company recorded a $1.7 million income tax benefit for the nine months ended March 31, 2000. In addition, the Company may be required to provide additional valuation allowances against certain deferred tax assets in the future to the extent that the Company's projection of future taxable earnings are insufficient to support the realizability of such assets.

    Net Income (Loss). The net loss for the period ended March 31, 2000 was approximately ($3.9) million, or ($0.34) per share (basic and diluted EPS), on 11,258,661 shares as compared to a net loss of ($2.0) million, or ($0.18) per share (basic and diluted EPS) for the nine months ended March 31, 1999, on 11,178,004 shares.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its capital expenditures, research and development and working capital requirements with progress payments under its various contracts, as well as with proceeds received from private debt and equity offerings and borrowings under credit facilities. During December 1995, SPACEHAB completed an initial public offering of Common Stock (the "Offering"), which provided the Company with net proceeds of approximately $43.5 million. In June 1997, the Company signed an agreement with a financial institution securing a $10.0 million revolving line of credit (the "Revolving Line of Credit") that the Company may use for working capital purposes. As of March 31, 2000, the Company had drawn $4.5 million on this line of credit which expires in May 2000. The Company is currently in the process of negotiating a new revolving line of credit. In July 1997, Astrotech obtained a five-year term loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB, and provides for draws of up to $15.0 million for general corporate purposes. As of March 31, 2000, the Company had drawn $15.0 million on this loan, which had an outstanding balance on that date of $8.4 million. On October 21, 1997, the Company completed a private placement offering of convertible subordinated notes (the "Notes Offering"), which provided the Company with net proceeds of approximately $59.9 million which has been used, in part, for capital expenditures associated with the development and construction of space related assets, the purchase of Johnson Engineering, and for general corporate purposes. In December 1998, the Company amended its agreement with Alenia relative to subordinated notes payable with an outstanding balance of $11.9 million. In exchange for payment of $4.0 million, Alenia agreed to reduce the annual interest rate from 12 percent to 10 percent on the outstanding balance as of January 1, 1999, and the interest payment due for the quarter ended December 31, 1998, was waived resulting in an effective interest rate of 8.75 percent. An amended agreement with the senior debt holders under the Insurers' note requires that an interest rate of 8.25 percent be applied to the senior debt with an outstanding balance of $0.7 million as of March 31, 2000. On August 2, 1999, DaimlerChrysler Aerospace AG ("Dasa"), a shareholder, purchased an additional $12.0 million equity stake in SPACEHAB representing 1,333,334 shares of Series B Senior Convertible Preferred Stock. Under the agreement, Dasa purchased all of SPACEHAB's 975,000 authorized and unissued shares of preferred stock. At the annual stockholders meeting held on October 14, 1999, the shareholders approved the proposal to increase the number of authorized shares of preferred stock to 2,500,000, in order to complete the transaction with Dasa. The preferred stock purchase increased Dasa's investment interest in SPACEHAB to approximately 11.5 percent. No dividends are payable on the preferred shares which are convertible into common shares on a one-for-one basis.

Cash Flows from Operating Activities. Cash flows provided by (used for) operating activities for the nine months ended March 31, 2000 and March 31, 1999 were $1.3 million and ($11.0) million, respectively. The increase in cash flows from funds provided by operating activities for the period ended March 31, 2000 is due to an increase in accounts receivable of $4.9 million, which represents billings for the new mission, STS-106, and an increase in deferred flight revenue of $8.4 million, of which $6.9 million represents a payment received for a research mission to be flown at a future undetermined date. The major items contributing to the use of funds for the period ended March 31, 1999 were the decrease in deferred flight revenue of ($4.0) million dollars and the decrease in accrued consulting and subcontractor services of ($6.0) million. The decrease in deferred flight revenue was primarily due to recognition of all deferred revenue on STS-95, which flew in October 1998, and was partially offset by increases in deferred revenue for STS-101 and STS-107. The decrease in accrued consulting and subcontractor services was due to the payment of subcontractor costs under the MIR contract and the payment of accrued subcontractor costs for the research module with adapter hardware.

Cash Flows from Investing Activities. For the nine months ended March 31, 2000 and 1999, cash flows used for investing activities were $20.5 million and $42.2 million, respectively. The investments made during the period ended March 31, 2000 were $14.2 million for the construction of flight assets consisting primarily of the science double module and associated hardware, $3.7 million for buildings primarily for the expansion at the Astrotech Florida facility, and $2.7 million for property, equipment, and leasehold improvements. The Company is in the process of obtaining permanent financing for the facilities expansion at Astrotech's Florida facility. An additional $0.6 million was invested in the Space-DRUMS(TM) joint venture, completing the contracted investment. SPACEHAB received $0.6 million from an escrow agreement related to the purchase of Johnson Engineering during the period ended March 31, 2000. For the period ended March 31, 1999, cash flows used for investing activities consisted primarily of capital expenditures related to the acquisition of Johnson Engineering in July 1998 for $25.3 million. Additional investing included approximately $12.9 million attributable to the construction of the ICC system and the Company's research module with adapter hardware. $1.0 million was invested in the expansion of the Astrotech facilities, $2.1 million for the purchase of additional property and equipment and $0.8 million in the Space-DRUMS(TM) joint venture.

Cash Flows from Financing Activities. Cash flows provided by (used for) financing activities were approximately $14.7 million and ($6.5) million for the nine months ended March 31, 2000 and 1999, respectively. During the period ended March 31, 2000, SPACEHAB borrowed $4.5 million against a line of credit, and raised $11.9 million, net of expenses, from Dasa, a shareholder, in exchange for 1,333,334 shares of Series B Convertible Preferred Stock. In addition, $2.1 million was paid on outstanding debt. During the period ended March 31, 1999, the Company made an early payment of $4.0 million of Alenia debt in exchange for a lower interest rate and a waiver of interest expense due and payable for the quarter ended December 31, 1998. Additional payments were made on outstanding debt of $2.6 million.

The Company believes that cash flows from the Notes Offering, the Term Loan Agreement, the Revolving Line of Credit and other current financing activities will be sufficient to meet any cash flow requirements from operations and other funding requirements for capital asset construction and development for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 becomes effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 and will require the Company to disclose additional information on its hedging activities. The Company is reviewing this standard; however, it is not expected that implementing this Standard will significantly impact the Company. The Company has not entered into any derivative or hedging instruments during the periods covered.

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

SPACEHAB had established a Y2K program to address both information-technology ("IT") and non-IT problems that may exist within the SPACEHAB system, including its vendors and customers, e.g. NASA and the Space Shuttle. As a result of SPACEHAB's Y2K program, the company transitioned to the new millennium without any identified system or system related problems. The Central Processing Unit ("CPU") on the ground support electrical equipment at SPACEHAB's payload processing facility is not Y2K compliant. SPACEHAB implemented its contingency plan, as previously disclosed, and changed the year on the CPU to 1972. The CPU will report the correct day and month but the year will currently be reported as 1973. This change only affects the date printed on reports. The current ground support equipment is expected to be replaced by mid-2000.

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

    (a) At the Annual Meeting of Shareholders, candidates for the Board of Directors stood for and were duly elected, with each nominee receiving a vote of at least 7,650,145 votes:

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

        The director elected by the holder of the Series B Senior Convertible Preferred Stock is:

        Josef Kind

    The following matters were brought to a vote of the shareholders at the meeting:

    (b) An amendment to the Company's Articles of Incorporation to increase the number of authorized shares of preferred stock from 1,000,000 to 2,500,000.

                For   6,874,486       Against  2,215,760      Abstain    412,805

    (c) An amendment to the Company's Stock Incentive Plan to increase the number of shares that may be granted thereunder from 2,750,000 to 3,950,000.

                For   6,821,948       Against  3,375,350      Abstain     28,233

    (d) The appointment of KPMG LLP as the Company's independent auditors for fiscal year 2000.

                For   9,487,237       Against      6,507      Abstain      6,307


ITEM 5.  OTHER INFORMATION

    On March 3, 2000, David A. Rossi, President of SPACEHAB, was elected by the Board of Directors to fill the vacancy created by the death of Chester M. Lee.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits. The separate Index to Exhibits accompanying this filing is incorporated herein by reference.

    (b) Reports on Form 8-K.

                  None

    EXHIBIT NO.         DESCRIPTION OF EXHIBITS
    -----------         -----------------------
    10.103*             Agreement between Astrotech and McDonnell
                        Douglas, dated January 7, 2000

    10.104*             Agreement between Astrotech and Lockheed
                        Martin, dated January 24, 2000

    27                  Financial Data Schedule


    * Portions have been omitted and filed separately for confidentiality treatment


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SPACEHAB, INCORPORATED



Date: May 12, 2000                 /s/Julia A. Pulzone
                                   ---------------------------------------
                                   Julia A. Pulzone
                                   Senior Vice President, Finance
                                   Chief Financial Officer


                                   /s/David A. Rossi
                                   ---------------------------------------
                                   David A. Rossi
                                   President and Chief Operating Officer