Form 10-K
period 2000-06-30
SPACEHAB INC \WA\
filed 2000-09-12
CIK 1001907

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

(Mark One)

     [X]  Annual Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 [No Fee Required]
          For the Fiscal Year Ended June 30, 2000.

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
          For the transition period from __________ to ________

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

     Number of shares of Common Stock (no par value) outstanding as of August 18,2000: 11,345,032.

Aggregate market value of Common Stock (no par value) held by non-affiliates of the registrant on August 19, 2000, based upon the closing price of the Common Stock on the Nasdaq National Market of $5.8125 was approximately $65,942,999.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO ___.
    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_].

                     Documents Incorporated by Reference:

Proxy Statement for the Annual Meeting of      Parts I, II and III of Form 10-K
Stockholders to be held October 12, 2000.

PART I

     This document may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including (without limitation) under "Products and Services," "Company Strategy," "Dependence on a Single Customer," "Research and Development," "Competition" and "Backlog" of Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations --General" and "-- Liquidity and Capital Resources" of Item 7. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. In addition to those risks and uncertainties discussed herein, such risks and uncertainties include, but are not limited to, whether the Company will fully realize the economic benefits under its U.S. National Aeronautics and Space Administration ("NASA") and other customer contracts, the successful development and commercialization of the Research Double Module and related new commercial space assets, deployment of the International Space Station ("ISS"), technological difficulties, product demand and market acceptance risks, the effect of economic conditions, uncertainty in government funding and the impact of competition.

Item 1.  Business

Company Background and History
------------------------------

     SPACEHAB, Incorporated ("SPACEHAB" or the "Company") was incorporated in 1984 and is the first company to commercially develop, own and operate both pressurized habitable modules that provide space-based laboratory research facilities and cargo services aboard the U.S. Space Shuttle system (the "Space Shuttle" or "STS") and an unpressurized cargo carrier system. A SPACEHAB Single Module, when installed in the payload bay of a Space Shuttle, more than doubles the working and living space available to astronauts for research, experimentation, habitation and storage. The Company presently offers its SPACEHAB Modules in a single modular version (the "Single Module") and a double modular version (the "Double Module"). The Company also offers an unpressurized cargo carrier system, the "ICC" or "Integrated Cargo Carrier", and is currently completing the construction of a research double module (the "Research Double Module" or "RDM"). During the second half of the year ended June 30, 1998, the Company initiated development activities for a new asset, a docking double module (the "Docking Double Module" or "DDM"), that could be used by NASA to provide more flexible re-supply services to the ISS. The DDM name was changed to Adaptable Double Module ("ADM") during the year ended June 30, 2000. The ADM will provide the following services to the Company's customers: serve as a docking module, serve as a crew return vehicle vestibule, serve as a large hatch air lock and be deployable to attach to the ISS. All versions of the SPACEHAB Modules can accommodate a combination of lockers, racks and soft stowage arrangements, which are provided as a service primarily to NASA. SPACEHAB Modules, which have been outfitted with systems to facilitate laboratory research experiments in the near-weightless ("microgravity") environment of space, are also capable of transporting food, clothing, equipment and other vital supplies (collectively, "logistics") to the ISS. SPACEHAB also provides a full range of pre- and post-flight experiment and payload processing services, and in-flight operations support to assist astronauts and researchers, in space and on the ground, in connection with the performance of experiments aboard SPACEHAB Modules. From June 1993 through June 2000, SPACEHAB Modules have flown fourteen successful missions on the Space Shuttle.

     The Company is committed to expanding its business with NASA while also diversifying its revenue and customer base by targeting new and related space services markets. On February 12, 1997, the operating assets and business of Astrotech Space Operations, L.P. ("Astrotech") were acquired from Northrop Grumman Corporation. Astrotech is one of the premier commercial providers of satellite payload processing services in the United States providing launch site preparation of flight-ready satellites to major U.S. space launch companies and satellite manufacturers, including Lockheed Martin Corporation ("Lockheed Martin"), The Boeing Company ("Boeing") and Orbital Sciences Corporation ("Orbital Sciences"). The Astrotech acquisition diversified SPACEHAB's customer base to include commercial customers of space satellite payload processing services and broadened the Company's business base to include services in support of manned as well as unmanned space activities.

     SPACEHAB expanded its core business by acquiring Johnson Engineering Corporation ("JE"), now designated as Engineering Services or "ES" for company management reporting, on July 1, 1998. With over 687 employees, ES performs several critical services for NASA including flight crew support services, operations, training and fabrication of mockups at NASA's Neutral Buoyancy Laboratory ("NBL") and at NASA's Space Vehicle Mockup Facility ("SVMF"), where astronauts train for both Space Shuttle and ISS missions. ES also designs and fabricates flight hardware, such as flight crew equipment and crew quarters habitability outfitting, as well as providing stowage integration services. ES is also responsible for configuration management support to the ISS program office.

     On April 11, 2000, the Company announced the formation of Space Media, Inc. ("SMI"), a majority-owned subsidiary and media corporation that will create proprietary space-themed content for television and Internet broadcasting from the ISS. SMI anticipates commencing operations in the year ending June 30 2001, broadcasting from the Russian-built Zvezda service module, which was launched and attached to the ISS in July 2000. SMI is also managing the Company's S*T*A*R*S(TM) (Space Technology And Research Students) global space education program. The S*T*A*R*S program currently is planning to launch student-designed experiments on a Space Shuttle mission next year for schools in Australia, Canada, China, Israel, Japan, Singapore, Thailand, and the United States.

     In the year ended June 30, 2000, the Company also began development, in partnership with RSC Energia of Korolev, Russia, of a commercial space station habitat module. Named Enterprise(TM), this multipurpose module will be attached to the ISS. The Company anticipates that Enterprise will be the world's first commercial real estate in space and the first commercial module attached to the ISS. The Company anticipates launching Enterprise in the year ending June 30, 2003. Enterprise is designed to offer space station users stowage space, power and other utilities, and laboratory facilities for long-duration research. It also will house the world's first commercial television and Internet broadcasting studio in space. The Enterprise and SMI initiatives are in line with the Company's long-term strategy of making space accessible to global mass markets. SMI plans to draw on RSC Energia's extensive archives of the Russian space program for content. The archives are being provided to SMI under agreement with RSC Energia. The Company anticipates financing SMI operations during the start up phase through funds raised from third party strategic investors. Financing for the Enterprise module is anticipated to be obtained from both working capital and external sources of capital.

     During the year ended June 30, 2000, SMI acquired The Space Store, an online retail operation, anticipating that e-commerce may be an integral part of its Internet business. The Space Store currently offers an assortment of space-related products.

Company Strategy
----------------

     SPACEHAB's goal is to become a global market leader providing products and services supporting the human space flight, logistics and satellite launch industries. The Company seeks to achieve this goal through implementation of the following strategy:

     1. Expanding Scope of Business. SPACEHAB continuously evaluates opportunities to offer new products and services to its customer base and to develop assets and acquire complementary, attractively valued businesses. For example, the Company is completing construction of the Research Double Module, developing the ADM and has developed and flown the Integrated Cargo Carrier. Based on SPACEHAB's continuing involvement in microgravity research and logistics Space Shuttle missions, and its close interaction with NASA and other users of its SPACEHAB Module services, the Company is well positioned to anticipate emerging requirements for new services in the human space flight industry. With the acquisition of Astrotech on February 12, 1997, the Company diversified its revenue and customer base targeting new and related space services markets. Astrotech is one of the premier commercial providers of satellite payload processing facilities in the United States providing launch site preparation of flight-ready satellites to major U.S. space launch companies and satellite manufacturers. The acquisition of ES on July 1, 1998 complements SPACEHAB's traditional strengths in conceptual design and program management while adding skills in engineering, design and training critical to NASA as well as to the successful completion of the ISS. The formation of SMI and the construction of the Enterprise module will enable the Company to further diversify its customer base into global mass markets.

     2. Focusing on Quality of Service. SPACEHAB has completed fourteen Shuttle Missions to date, all of which have been completed successfully. The Company intends to maintain and enhance its reputation for product reliability, process innovation and performance excellence.


     3. Maintaining Position as Low-Price Provider. The Company continues to offer its payload processing and logistics support services to NASA and other customers using SPACEHAB-owned assets, on a fixed-price basis that the Company believes is significantly lower than the cost-plus basis used by traditional aerospace contractors. Through the focus and rigorous application of commercial best practices in the development and operation of its hardware and facilities, SPACEHAB substantially reduces the cost, time and complexity that burden conventional government contractors providing services under cost-plus contracts.

     ES performs services under a cost-plus award and incentive fee contract for government services that is requested by and directed by NASA. This contract form provides for the lowest cost to the government by requiring a separate negotiation of the price for each task order, thereby allowing ES to implement commercial best practices to reduce cost. ES's capabilities also provide a base with which to pursue commercial opportunities.

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

     5. Leveraging International Strategic Alliances. The Company seeks to create and maintain strategic alliances with key international players in the space industry. Such relationships include Mitsubishi Corporation in Japan; Astrium, GmbH (formerly known as DaimlerChrysler Aerospace AG ("Astrium")), Alenia Spazio S.p.A. ("Alenia"), and Intospace GmbH in Europe; and RSC Energia in Russia. On August 2, 1999, Astrium strengthened its strategic relationship with the Company by purchasing a $12.0 million equity stake in SPACEHAB. This transaction was completed in two stages, on August 5, 1999 and on October 14, 1999. The Company believes these alliances have produced and will continue to produce business opportunities with these partners, the governments of their respective countries and other industries within those countries.

     Through the Company's contracts, it continues to implement its business strategy by identifying customer requirements, creating innovative technical solutions, raising private capital to develop assets and providing services pursuant to those contracts.

Products and Services
---------------------

     SPACEHAB Single Modules are aluminum cylinders, measuring 10 feet in length by 13.5 feet in diameter, that incorporate a patented design including a truncated top and flat-end caps. These fully instrumented modules provide experiment resources such as power, data management, thermal control and vacuum venting. SPACEHAB Single Modules are employed primarily for research missions such as the STS-95 flight that carried Senator John Glenn back into space in October 1998. In the nine months ended June 30 1996, the Company completed a development program and introduced the Logistics Double Module. This module was optimized to carry logistics and was used by NASA to carry vital supplies to the astronauts and cosmonauts who resided on the Russian space station Mir. SPACEHAB invested $12.5 million in the design, development, and production of the Logistics Double Module. During the year ended June 30, 1997, in an effort to anticipate the need of customers, the Company began the full-scale development and construction of its Research Module with double module hardware, which when combined with a Single Module becomes the RDM. The RDM is fully dedicated to microgravity research and is under contract for the STS-107 mission which is scheduled to fly in June 2001. Expenditures for the RDM through the year ended June 30, 2000 were $45.4 million. The Company anticipates expenditures of approximately $3.0 million to complete this asset and place it into service.

     The Company expects that the RDM will meet or exceed all of NASA's projected requirements for dedicated microgravity and life sciences research that had been performed by Spacelab, the U.S. government-owned habitable module, which was retired after its final mission in April 1998. As a result of the retirement of NASA's Spacelab, the Company believes that its flight-proven modules position SPACEHAB to become the sole provider of crew-tended microgravity research capabilities for the Space Shuttles. In the year ended June 30, 1998, the Company initiated preliminary development of the ADM. The ADM will provide the following services to the Company's customers: serve as a docking module with the ISS, a crew return vehicle vestibule and a large hatch air lock.

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

     SPACEHAB's Astrotech payload processing business serves the commercial satellite manufacturing and launch services industries in Florida and at the Vandenberg Air Force Base in California. Although payload processing is generally associated with the final preparation of a satellite or other space payload for launch, it is also the first step in the launch process and requires specialized facilities and support located at the launch site. Astrotech's payload processing activities provide the necessary resources for mechanical assembly or reassembly, electrical systems testing, calibration, liquid propellant loading and numerous other related activities. Additionally, Astrotech's specialized facilities include, but are not limited to, environmentally-controlled rooms, airlock systems, overhead crane systems, and hazard-proof work areas. In the year ended June 30, 1999, Astrotech acquired an additional 23.5 acres of land adjoining its existing Florida site for the construction of additional payload processing facilities required to support the increased projected launch rate and larger sized payloads associated with the new Evolved Expendable Launch Vehicles ("EELV") being developed by Boeing and Lockeed Martin under Air Force contracts. In support of the new Boeing and Lockheed Martin contracts, Astrotech completed the design and began construction of a major facility expansion at its Florida site estimated to cost approximately $30.5 million. When completed in the summer of 2001, this new facility will support all planned configurations of the new Boeing Delta IV and Lockheed Martin Atlas V launch vehicles. Expenditures for this expansion were approximately $5.7 million and $1.1 million in the year ended June 30, 2000 and 1999, respectively. Astrotech is in the process of obtaining financing for this project from a financial institution and anticipates completion of the financing in the first quarter of the year ended June 30, 2001.

     Astrotech operates its payload processing services under multi-year agreements with Lockheed Martin to support the processing of commercial Atlas payloads with, Boeing to support the processing of all Delta payloads, and with Orbital Sciences to support the processing of Taurus and Pegasus payloads. Astrotech also has a similar arrangement with Boeing to support the processing of all Sea Launch payloads at Sea Launch's facility in Long Beach, California.

     Astrotech continues its pursuit of a second major business area, providing sounding rocket flight hardware and launch services. In December 1998, Astrotech entered into a relationship with ATK (formerly Alliant Tech Services, Inc) to develop a new sounding rocket system called the "Oriole". Development of the Oriole suborbital launch vehicle continued in the year ended June 30, 2000 culminating in the successful static test firing in April 2000 of the solid rocket motor. Astrotech plans to market the Oriole to NASA in support of its suborbital microgravity and scientific research programs, and to the Department of Defense ("DoD") in support of its Theater High Altitude Air Defense ("THAAD") target missile programs. The successful test launch of the Oriole was completed on July 7, 2000 from NASA Wallops Flight Facility in Virginia.

     Astrotech also plans to pursue additional opportunities, including: (i) providing payload processing facilities and services to new U.S. Government customers in the defense and intelligence communities; (ii) supporting new space launch facilities and related payload processing functions internationally; and
(iii) expanding its sounding rocket services to include the provision of microgravity research by developing research facilities and flight hardware.

     ES performs several critical services for NASA, including flight crew support services, operations, training and fabrication of mockups at NASA's Neutral Buoyancy Laboratory and at NASA's Space Vehicle Mockup Facility, where astronauts train for both Space Shuttle and ISS missions. ES also designs and fabricates flight hardware, such as flight crew equipment and crew quarters habitability outfitting, as well as providing stowage integration services. ES is also responsible for configuration management support to the ISS program management office. ES's ability to perform detailed design, fabrication, and operations complements the Company's traditional strengths in conceptual design and program management. The acquisition of ES provides many of the critical skills and capabilities used to perform SPACEHAB services that currently are acquired through subcontracting relationships.

     ES primarily operates under the Flight Crew Systems Development contract ("FCSD Contract") which is currently a $332.5 million multitask cost-plus-award and incentive-fee contract. The contract commenced in May 1993 and was scheduled to conclude in April 2001. NASA has notified the Company that it plans to exercise it's option to extend certain tasks for an additional year through April 2002. The additional contract value of these tasks is estimated to be $54.5 million.

     SMI will create proprietary content from the ISS for broadcast and Internet distribution. Also in the year ended June 30, 2000, the Company began development, in partnership with RSC Energia, of the Enterprise(TM) space station habitat module - the world's first commercial real estate in space. With Enterprise, the Company can offer stowage space, power and other utilities, and research facilities for long-duration experiments. The Company is also offering something new on Enterprise; the world's first commercial television and Internet broadcasting studio in space. These initiatives are in line with our long-term strategy of reaching global mass markets, through television and Internet broadcasting from Enterprise. Space Media is also managing the Company's S*T*A*R*S (Space Technology And Research Students) global space education program, and Enterprise will accommodate an expansion of this successful and rapidly growing initiative. SPACEHAB is estimating a launch for Enterprise in early 2003.

     In 1998 the Company entered into a joint venture agreement with Guigne Technologies Ltd. to build the SpaceDRUMS(TM), a facility that uses acoustic energy to position samples inside an experiment device for "containerless processing", which is scheduled to be the first commercial research facility on the ISS.

     The Company continues to pursue new business opportunities by identifying customer requirements and creating and implementing innovative technical solutions. The Company believes that the demand for microgravity and life sciences research conducted on SPACEHAB modules and demand for the use of its modules for logistics support and other infrastructure services including communications, power supply and refueling and reboosting services will increase both during the assembly phase of the ISS and after the ISS becomes fully operational. The ISS is the largest engineering and scientific project ever undertaken. More than a dozen nations, led by the United States, Russia, Japan and the European Community, will develop, build, launch and operate the ISS. In addition, the Company also believes that the increasing demand for satellites and the improvements in satellite technology will continue to provide opportunities in the satellite launch services field.

Industry Overview
-----------------

     The U.S. space program encompasses four broad objectives: to advance scientific research, to establish a permanent human presence in space, to develop new technologies that contribute to U.S. economic growth and security and to foster improved international relations through peaceful cooperation in space with Europe, Japan, Russia and other nations. SPACEHAB is focused on three markets: (i) microgravity and life sciences space research, (ii) space support services such as space station logistics and resupply, ground operations and payload processing and training and (iii) creation of high value audiences through production and distribution of multimedia space focused content.

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

Competition
-----------

     Currently, there are no other companies that compete directly with SPACEHAB in providing pressurized module services that are carried aboard the Space Shuttles. NASA had a government-owned and operated system, Spacelab, which provided services similar to those provided by SPACEHAB modules. However, NASA terminated the Spacelab program with its final mission flown in April 1998. The Company has commenced the design and construction of the Research Double Module under a contract with Boeing (formerly McDonnell Douglas Aerospace). The Research Double Module represents a commercial replacement for NASA's Spacelab. The Company believes that this module will significantly outperform Spacelab in terms of technology, capacity, functionality and cost-effectiveness.

     The Company's long-term strategy for growth is to provide research, logistics, infrastructure and payload processing services to NASA and others during the ISS era. This strategy could require the Company to compete with commercial companies such as Lockheed Martin, Boeing and others who have existing NASA support contracts, greater financial resources and manufacturing capabilities, and larger marketing, sales and technical organizations than the Company. The Company has maintained strong strategic relationships with United Space Alliance and Boeing, In the international market, SPACEHAB formed a strategic alliance with DaimlerChrysler Aerospace AG, now part of the largest European aerospace corporation, Astrium. As part of the agreement with Astrium, they have taken a position as the largest single shareholder in the Company and are actively pursuing joint programs with the Company. SPACEHAB's existing strategic relationships with Mitsubishi Corporation and Alenia may provide additional opportunities for teaming and partnerships that management believes will enable the Company to compete for market share.

     The Italian Space Agency has contracted with the International Space Station to build three Multi-Purpose Logistics Modules ("MPLM") intended for use in connection with the ISS. Although the MPLM provides similar services to SPACEHAB's modules for ISS logistics missions, SPACEHAB believes that its modules are complementary to the MPLM. Each module is for use in special situations, e.g.- the MPLM is expected to be used when a requirement exists for large construction elements such as rack-based systems and payloads. When the requirement exists for crew rotation, and resupply of food, supplies and equipment, the Company believes that SPACEHAB modules would be more appropriate due in part to the flexibility and late access capabilities of the SPACEHAB's modules. Of the five planned or possible logistics missions per year to the ISS, the Company expects that two or three will be SPACEHAB missions with the remainder being MPLM missions.

     Astrotech's company-owned payload processing facilities are located in Florida and California. At present, management believes that Astrotech's U.S. competition is limited to the California Vandenberg Air Force Base launch site where a competitor, Spaceport Systems International ("SSI") is located. SSI was established by obtaining surplus U.S. Air Force facilities at the VAFB launch complex before Astrotech established its facilities there and when no commercial alternative was available. To the Company's knowledge, SSI has won several contracts to process NASA spacecraft for launch from VAFB. SSI does not have payload processing facilities in Florida, where the majority of U.S. commercial satellite launches occur.

     ES's competitors are those aerospace companies that provide engineering and fabrication services. ES's competitors include Boeing, Lockheed Martin, United Space Alliance, Barrios Technologies, Inc., Hernandez Engineering, Inc., Cimarron and Oceaneering International, Inc.

     SMI has one potential competitor, Dreamtime.

Dependence on a Single Customer
-------------------------------

     Approximately $91 million (or 86 percent) of the Company's the year ended June 30, 2000 revenue was generated from two NASA contracts - the Research and Logistics Mission Support Contract ("REALMS") and the FCSD Contract. While Astrotech, and the STS-95 and STS-107 commercial customer contracts represented additional revenue sources, the Company anticipates that revenue from NASA will continue to account for a significant amount of the Company's revenue over the next several years. There are no assurances, however, that NASA will require the Company's services in the future. Therefore, the Company's failure to execute new contracts with NASA would have a material adverse effect on the Company's financial condition and results of operations. Additionally, a significant portion of the revenue for ES is derived under contracts with NASA. Accordingly, the Company continues to focus its efforts on diversifying its customer base to include commercial companies, as evidenced by the Astrotech acquisition in 1997 and the formation of SMI.

Backlog
-------

     A significant portion of the Company's revenue is currently generated from its contracts with NASA that, similar to contracts with other agencies of the U.S. government, contain provisions pursuant to which NASA may terminate the contract "for convenience." The Company's contracts with NASA are conditioned by its terms upon NASA receiving an adequate annual appropriation of funds from the U.S. Congress. Failure to receive funds from Congress or a withdrawal by Congress of prior appropriations would permit NASA to terminate its contracts with SPACEHAB "for convenience." For the government's fiscal year ended September 30, 2000, both the U.S. Senate and House of Representatives have authorized and approved an annual appropriation of $13.6 billion for NASA, including $2.3 billion for the ISS, indicating a commitment by the government to the space industry. However, there can be no assurance that the level of approved funding will be adequate for NASA to complete all of its initiatives including those relating to the contracts with the Company.

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

     As of June 30, 2000 and 1999, the Company's contract backlog was approximately $218 million and $167.3 million, respectively, of which $129 million and $149.5 million, respectively, represented U.S. government backlog and $89 million and $17.8 million, respectively, represented non-U.S government contracts.

Contract History
----------------

     SPACEHAB's fundamental business strategy is based on carefully anticipating customer requirements and, investing capital to develop space-flight assets, contracting with established aerospace companies for engineering and asset production while retaining ownership of these assets and providing innovative, cost-effective solutions that meet customer requirements using fixed-price service contracts. This strategy has been successful for the Company in obtaining three significant contracts with NASA: a $184.2 million Commercial Middeck Augmentation Module contract (the "CMAM Contract") for five missions, a $91.5 million contract for four missions and three option missions (all of which were exercised) to the Mir Space Station (the "Mir Contract") and a $100.8 million REALMS contract for four missions and defining the pricing for six mission configurations. The REALMS Contract provides an opportunity for the Company to provide similar services to commercial customers. Contracts with commercial customers on STS-95, STS-101, STS-105 and STS-107 are approximately $33.2 million.

     The CMAM Contract, signed in November 1990, required SPACEHAB to furnish NASA with SPACEHAB module accommodations for experiments developed by the Centers for the Commercial Development of Space ("CCDS") on five Space Shuttle missions. The fifth and final CMAM mission was completed successfully during September 1996.

     The basic Mir Contract, signed in July 1995, required the Company to provide Single and Double Module accommodations for the provision of logistics re-supply to the Mir Space Station on four Space

Shuttle missions. The fourth mission, STS-84, was completed successfully in May 1997. In addition, in September 1996, the Company entered into agreements with the Japanese Space Agency ("NASDA") and the European Space Agency ("ESA") (collectively, the "NASDA/ESA Contract"). Pursuant to the NASDA/ESA Contract, SPACEHAB provided hardware and integration and operations for scientific microgravity experiments to NASDA and ESA aboard the Logistics Double Module on STS-84.

     In June 1997, NASA exercised all three options for additional missions for $39.0 million under the Mir Contract. The Mir Contract options called for two Logistics Double Module missions and one Single Module mission that were successfully completed in September 1997, January 1998 and June 1998, respectively.

     The REALMS Contract, signed in December 1997 and amended in October 1999, requires that the Company provide a single and a double research module to support microgravity research payloads and two double logistics module flights to the ISS to support outfitting of the ISS. STS-95, a research mission, flew in October 1998; STS-96, a logistics mission, flew in May 1999; STS-101, a logistics mission, flew in May 2000; STS-106, a logistics mission, is scheduled to fly in September 2000; and STS-107 a research mission, is scheduled to fly in June, 2001. The REALMS Contract provides an opportunity for the Company to provide similar services to commercial customers on STS-95 and STS-107. During the year ended June 30 1998, the Company entered into agreements with NASDA, ESA, the Canadian Space Agency ("CSA") and the Japanese Broadcasting Agency ("NHK") (collectively, the "STS-95 Commercial Customers"). Pursuant to the agreements, SPACEHAB provided hardware and integration and operations for scientific microgravity experiments to the STS-95 Commercial Customers aboard the Single Research Module on STS-95. The Company completed integration and operations efforts for the STS-95 and STS-96 missions and began integration and operations efforts for STS-101 and STS-107 during the year ended June 30, 1999 reporting $39.1 million in revenue for these missions under the percentage-of-completion revenue recognition policy. In the year ended June 30, 2000, the Company completed integration and operations efforts for STS-101, began integration and operation efforts for STS-102, STS-105 and STS-106 and continued integration and operation efforts for STS-107. In the year ended June 30, 2000, the Company recognized $39.6 million in revenue for these missions.

     During the year ended June 30, 2000, Astrotech completed negotiations of long-term extensions to their payload processing contracts with their two largest customers, Boeing and Lockheed Martin. Astrotech has successfully supported the processing of over 150 satellites since the beginning of operations in 1985 and continues to be recognized as the industry leader in commercial satellite processing.

     ES operates under the FCSD Contract with NASA, a $332.5 million multitask contract which commenced in May 1993, and is scheduled to conclude in April, 2001. NASA has notified the Company that it plans to exercise it's option to extend certain tasks for an additional year through April 2002. The additional contract value of tasks is approximately $54.5 million which has not been officially added to the FCSD Contract at this time. ES performs several critical services for NASA including flight crew support services, operations, training and fabrication of mockups at NASA's Neutral Buoyancy Laboratory and at NASA's Space Vehicle Mockup Facility, where astronauts train for both Space Shuttle and ISS missions. ES also designs and fabricates flight hardware, such as flight crew equipment and crew quarters habitability outfitting as well as providing stowage integration services. ES is also responsible for configuration management support to the ISS program management office.

Research and Development
------------------------

     The Company believes that the timely development of new products and enhancements to existing hardware are essential to maintaining its competitive position. The Company incurred $2.4 million, $3.6 million and $4.3 million in research and development expenditures during the years ended June 30, 2000, 1999 and 1998, respectively.

     $1.1 million of the Company's research and development expenditures for the year ended June 30, 2000 were spent completing the development of the Astrotech sounding rocket program. In addition, $0.5 million was spent on the development of the Enterprise module and $0.8 million was spent on various studies conducted by third parties. Approximately $1.0 million of the Company's research and development expenditures for the year ended June 30, 1999 were spent on the development of the sounding rockets. In addition, $2.6 million was spent on various studies conducted by third parties. In 1998 approximately $1.9 million was spent on the design, development and qualification of the new SPACEHAB Universal Communications System ("SHUCS"). Beginning in the nine months ended June 30, 1996 and continuing throughout the year ended June 30, 1998, the Company worked on the development of this new proprietary module communications system that will be independent of the Space

Shuttle's existing data downlink. SPACEHAB began capital asset construction of SHUCS in the fourth quarter of the year ended June 30, 1998. In addition, in 1998, the Company spent approximately $0.6 million for research and development of the ICC. SPACEHAB completed the construction of the ICC in the year ended June 30, 2000. Completion of this asset expands the Company's product and service lines to meet market requirements for low-cost unpressurized carriers for research experiments and cargo. SPACEHAB developed the ICC to carry unpressurized cargo to the ISS, based on a patented pallet technology (the "Unpressurized Cargo Pallet" or "UCP"), which can be used independently or in tandem with the SPACEHAB Single or Double Modules. The ICC's design is such that it is located in what is ordinarily unused volume in the front of the Space Shuttle's cargo bay. In addition, $1.8 million was spent in the year ended June 30, 1998 on various studies conducted by third parties. By expanding the capabilities of the Space Shuttle and by offering flexibility in the mix of pressurized and unpressurized cargo carried on each mission, the Company believes that the ICC could become the preferred method for providing logistics and utilization resupply to the ISS.

Certain Regulatory Matters
--------------------------

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

Employees
---------

     As of June 30, 2000, the Company and its wholly and majority-owned subsidaries employed 776 regular employees, 28 of whom are employed by the Astrotech subsidiary, 7 are employed by the SMI subsidiary and 687 are employed by ES. Of these employees, approximately 15 percent hold advanced degrees, including 11 individuals who hold doctorate degrees. Additionally, a significant number of the Company's employees have experience in both the space industry and/or governmental space agencies, with a special expertise in commercial space and human space flight. None of the Company's employees are covered by collective bargaining agreements. Underlying all of SPACEHAB's efforts has been the dedication and skill of its personnel. The Company believes that the dedication of its employees is critical to its success and that its relations with its employees are excellent.


Item 2.  Properties

     The Company and its wholly and majority-owned subsidiaries, Astrotech and ES, currently occupy ten locations, with the corporate headquarters located at 300 D Street SW, Suite 814, Washington, DC 20024. The corporate headquarters occupy 15,499 square-feet of office space and house 30 employees including SPACEHAB's 23 person executive management, finance and marketing team, Astrotech's 5 person management and administrative team and SMI's 2 person executive management team. The term of the present lease expires on December 16, 2007.

     SPACEHAB has 25 employees encompassing sales and marketing, flight services and health and sciences located at 1331 Gemini Avenue, Suites 300 & 310, Houston, Texas 77058. The Houston offices consist of approximately 23,000 square feet of non-contiguous office space located near the Johnson Space Center. The lease has a five-year term commencing March 1, 1998, and expiring February 28, 2003. In addition, ES occupies a portion of these premises and approximately 5,000 square feet houses 75 employees supporting marketing, finance and corporate services on a month-to-month basis.

     The Company's payload processing facility, housing a 3-person operations team, is located near the Kennedy Space Center in Cape Canaveral, Florida. The facility is contained in an approximately 58,000 square-foot plant. The Company owns the building that houses the payload processing facility but leases the land upon which it is constructed. The payload processing facility has a clean room work area of approximately 24,000 square-feet. This work area is designed to accommodate the SPACEHAB Single and Double Modules, as well as the ICC. This area includes 11 secure experiment/payload integration and work areas ranging in size from 300 square-feet to 1,000 square-feet each. In addition, the facility provides office space, stock rooms, storage areas, a machine shop, an electrical shop, conference rooms, and other miscellaneous accommodations. In July 1997, the Company negotiated a new agreement with the Canaveral Port Authority for the lease of the land. The term of the new lease is for a forty-three year period commencing August 28, 1997. Upon expiration of the land lease, all improvements on the property revert at no cost to the lessor.

         Astrotech occupies three additional locations. The 7 person management and technical sounding rocket team, 2 full time employees and 5 contract employees, are located at 6305 Ivy Lane, Suite 520, Greenbelt, MD 20770. This facility is approximately 6,000 square-feet of leased office space. The term of the present lease is a five-year period expiring on May 31, 2003.

         Astrotech's 12-person engineering and support team is located in an eight-building, owned facility at 1515 Chaffee Drive, Titusville, Florida 32780. This 88,000 square-foot facility supports non-hazardous and hazardous material processing, payload storage and customer offices. The construction of a new 50,000 square foot processing facility was started in the year ended June 30, 2000 and is scheduled for completion in May 2001. These buildings presently occupy one-fourth of the 62-acre property owned by Astrotech, with the remaining two-thirds available for expansion.

         Astrotech has a 3-person technical staff located on Vandenberg Air Force Base in Santa Barbara County, California. Astrotech presently rents a 60-acre site on the Air Force Base and owns four buildings comprising 16,500 square-feet, which are dedicated to the same functions provided at the Florida facility. The term of the present land lease expires on July 13, 2013. Upon expiration of the land lease, all improvements on the property revert at no cost to the lessor.

         ES occupies five locations. Its headquarters are located at 555 Forge River Road, Suite 150, Webster, Texas 77058. The headquarters house ES's 257-person engineering team within a 69,000 square-foot facility. This office lease will expire on June 30, 2003.

         ES has a 26-person fabrication shop located at 920 Gemini Avenue, Houston, Texas, 77058. This facility is approximately 18,000 square-feet and is being leased for a three-year term that will expire on January 31, 2001.

         ES also occupies two facilities used for storage, shipping and receiving at 926 and 928 Gemini Ave, Houston, Texas 77058. These facilities are approximately 4,000 square feet and 9,000 square feet respectively. The lease will expire on April 30, 2002.

         ES also occupies approximately 9,000 square feet of space at 18100 Upper Bay Road, Houston, Texas 77058 that houses a 21-person engineering and laboratory team. The lease will expire on April 30, 2001.

         ES also occupies approximately 13,000 square feet of space at 16850 Titan, Houston, Texas 77058 that houses a sewing lab, offices and storage place. The lease will expire on July 31,2001.

         Additionally, ES has more than 300 additional employees who are housed at various government facilities within the Houston area.

         On July 24, 2000 SPACEHAB entered into a lease for 125,000 square feet of space at 13130 State Highway 3, Houston, Texas. The lease will expire in March 2003.

         The Company believes that its current facilities and equipment are generally well maintained and in good condition and are adequate for its present and foreseeable needs.

Item 3.  Litigation

         The Company is not currently involved in any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of stockholders during the fourth quarter of the year ended June 30, 2000.

         PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock (the "Common Stock") trades on the NASDAQ National Market System under the symbol "SPAB." The Common Stock has been publicly traded since December 22, 1995, the date of the closing of the Company's initial public offering. The quarterly high and low closing stock prices for fiscal years 2000 and 1999 are as follows:

Fiscal 2000:                                High              Low
------------                                ----              ---
                  First Quarter             $ 6 1/8           $ 4 5/8
                  Second Quarter            $ 6 3/4           $ 3 15/16
                  Third Quarter             $ 6 1/16          $ 4 1/2
                  Fourth Quarter            $ 5 1/2           $ 4 1/4
Fiscal 1999:                                High              Low
------------                                ----              ---
                  First Quarter             $11 3/4           $ 8 1/4
                  Second Quarter            $10 3/4           $ 7
                  Third Quarter             $10 13/16         $ 6
                  Fourth Quarter            $ 6 1/8           $ 5


         The Company has never paid cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of its business and, therefore, the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

         The Company has authorized 30,000,000 shares of Common Stock. At August 18, 2000, 11,345,032 shares of Common Stock were outstanding. The Company had approximately 3,522 shareholders of record and beneficial holders of its Common Stock on June 30, 2000.

         On August 2, 1999, Astrium, a shareholder, purchased an additional $12.0 million equity stake in SPACEHAB representing 1,333,334 shares of Series B Senior Convertible Preferred Stock. Under the agreement, Astrium purchased all of SPACEHAB's 975,000 authorized and unissued shares of preferred stock. At the annual stockholders meeting held on October 14, 1999, the shareholders approved the proposal to increase the number of authorized shares of preferred stock to 2,500,000, in order to complete the transaction with Astrium, allowing them to purchase the additional 358,334 preferred shares. The preferred stock purchase increased Astrium's investment interest in SPACEHAB to approximately 11.5 percent. The Series B Senior Convertible Preferred Stock is: convertible at the holders' option on the basis of one share of preferred stock for one share of common stock, entitled to vote on an "as converted" basis the equivalent number of shares of common stock and has preference in liquidation, dissolution or winding up of $9.00 per preferred share. No dividends are payable on the convertible preferred shares.

Sales of Unregistered Securities
--------------------------------


         On August 5, 1999, the Company issued 975,000 shares of a new Series B Senior Convertible Preferred Stock (the "Series B Preferred Stock") and issued an additional 358,334 shares of the Series B Preferred Stock following an amendment to the Company's Articles of Incorporation to permit an increase in the number of authorized shares of preferred stock. This amendment was approved by stockholders at their Annual Meeting on October 14, 1999.

         The purchaser of the Series B Preferred Stock was DaimlerChrysler Aerospace AG (now Astrium) and the total consideration paid was $12 million. The Preferred Stock is convertible into shares of the Company's Common Stock on a one for one basis, subject to anti-dilution provisions.

         The Preferred Stock was issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933 as amended for transactions by an issuer not involving any public offering. Appropriate legends regarding restrictions on the resale of the securities were affixed to the certificates representing these securities.

         For additional information about this transaction , please see the Company's report on Form 8K (File No. 0-27206) filed with the SEC on August 19, 1999.

Item 6.  Selected Financial Data

         The selected financial data presented below are derived from the audited consolidated financial statements of SPACEHAB. This selected financial information should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this report.

                                      Nine/1/ Months    Year         Year        Year        Year
                                          Ended         Ended        Ended       Ended       Ended
                                         June 30       June 30      June 30     June 30     June 30
                                       -----------------------------------------------------------------
                                           1996          1997         1998        1999        2000
                                       -----------------------------------------------------------------
                                                    (in thousands, except per share data)
Statement of  Operations Data:
  Revenue/2/                             $56,397     $ 56,601/3/    $64,087     $107,720/8/ $105,708
  Costs of revenue                        20,985       35,046        36,321       89,283      87,931
                                       -----------------------------------------------------------------
  Gross profit                            35,412       21,555        27,766       18,437      17,777
  Selling, general and
    administrative expenses                4,056        8,567        13,712       14,599      17,832/9/
  Research and development expenses          100        1,252         2,620        3,636       2,440/10/
                                       -----------------------------------------------------------------

  Operating income (loss)                 31,256        12,662       12,697          202      (2,495)
  Interest expense, net of                   699           955        4,480        4,905       3,773
   capitalized amounts
  Net income (loss)                       28,829        13,832/4/    12,131       (2,589)     (3,844)
  Net income (loss) per common             $3.19         $1.24        $0.84       ($0.23)     ($0.34)
   share - Diluted/5/
  Shares used in computing net
   income (loss) Per common share -
   diluted/5/                              9,343        11,160       14,571       11,185      11,273

  Other Data:
  Cash provided by (used for)            $13,151       ($5,995)     $31,604      ($6,331)     $1,424
   operations
  Total investing activities               6,266        29,308/6/    23,113       58,619/7/   29,794
  Balance Sheet Data (at period end):
  Working capital (deficiency)           $45,942        $3,159      $62,660      $12,374     ($1,601)
  Total assets                           129,709       114,450      220,604      204,346     225,109
  Long-term debt, excluding               17,318        12,725       85,322       78,810      75,901
   current portion
  Stockholders' equity                    71,596        86,622       96,408       94,165     102,703

------------------------------
/1/  Effective October 1, 1995, the Company changed its fiscal year-end to June
30.
/2/ The Company recognized revenue upon the completion of each flight under the Mir and CMAM Contracts. For new contract awards for which the capability to successfully complete the contract can be demonstrated at contract inception, revenue recognition under the percentage-of-completion method is being reported based on costs incurred over the period of the contract.
/3/ Includes revenues of $2,860 generated by Astrotech subsequent to its acquisition on February 12, 1997.
/4/ Includes an extraordinary gain of $3,274, net of taxes and legal fees, relating to the amendment and restatement of a credit agreement.
/5/ In December 1997, the Company adopted the provisions of Statement of Financial Accounting No. 128, Earnings Per Share, which establishes new guidelines for the calculations of earnings per share. Earnings per share for FY 1994 through FY 1997 have been restated to reflect the provisions of this new standard.
/6/  Includes $20,134 of consideration for the purchase of Astrotech.
/7/ Includes $24,745 of consideration for the purchase of ES and a $1,400 investment in a joint venture.
/8/ Includes revenues of $58.4 million generated by Johnson Engineering subsequent to its acquisition on July 1, 1998.
/9/ Includes approximately $1.8 million of expenses associated with the startup of SMI.
/10/ Includes approximately $0.5 million of expenses associated the construction of the Enterprise module.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         SPACEHAB was incorporated in 1984 to commercially develop space habitat modules to operate in the cargo bay of the Space Shuttles. SPACEHAB, along with the Astrotech Space Operations, L.P. ("Astrotech"), Johnson Engineering Corporation ("JE"), now designated Engineering Services ("ES") for company management reporting, and Space Media, Inc. ("SMI") subsidiaries define the Company.

         During the year ended June 30, 1998, the Company operated under two contracts with NASA. First, the Mir Contract, with a total contract value of $91.5 million, including $39.0 million for three Mir option missions that were flown in the year ended June 30, 1998. Second, the Research and Logistics Mission Support contract ("REALMS"), with a total current contract value of $100.8 million originally consisting of four missions, but increased to six missions currently, three of which were flown in October of 1998, May of 1999 and May of 2000. This contract also provides SPACEHAB an opportunity to have direct commercial relationships with other space agencies by providing them research space in the modules. In fact, on the October 1998 flight, most of the revenue recognized came from customers other than NASA.

         The Company's revenues for the year ended June 30, 2000 were primarily generated from the REALMS contract and contracts with related commercial customers, with one mission flown in May 2000 and the Flight Crew System Development contract ("FCSD") with ES. The Company's revenues for the year ended June 30, 1999 were generated primarily from the REALMS Contract and contracts with related commercial customers, with two missions flown during the fiscal year, and the FCSD Contract. The Company's revenues for the year ended June 30, 1998 were generated primarily from the Mir Contract, with three missions flown during the fiscal year and the REALMS Contract and contracts with related commercial customers.

         SPACEHAB generates revenue by providing a turnkey service that includes access to the modules and provides integration and operations support services to scientists and researchers responsible for the experiments and/or logistics supplies for module missions aboard the Space Shuttle System and under the FCSD Contract. Under the Commercial Middeck Augmentation Module ("CMAM") contract and Mir Contracts, the Company recognized revenue only at the completion of each Space Shuttle mission using Company assets. Accordingly, the Company's quarterly revenue and profits fluctuated dramatically based on NASA's launch schedule and will continue to do so for any contract for which revenue is recognized only upon completion of a mission. For the REALMS Contract and for new contract awards for which the capability to successfully complete the contract can be demonstrated at contract inception, revenue recognition under the percentage-of-completion method is being reported based on costs incurred over the period of the contract. The percentage-of-completion method results in the recognition of revenue over the period of contract performance, thereby decreasing the quarter-by-quarter fluctuations of reported revenue. With respect to the FCSD cost-plus award and incentive fee contract, revenue is recognized based on costs incurred plus a proportionate amount of estimated fee earned. Revenue provided by Astrotech's payload processing services is recognized ratably over the occupancy period of the satellite while in the Astrotech facilities.

         The expenses associated with the operations of SPACEHAB are recorded differently based on the type of expense. Costs of revenue include integration and operations expenses associated with the performance of two types of efforts:
(i) sustaining engineering in support of all missions under a contract and (ii) mission specific support. Expenses associated with sustaining engineering are expensed as incurred. Mission specific expenses relating to the CMAM Contract and the Mir Contract were deferred as assets and not expensed until the specific Space Shuttle mission was flown and the related revenue was recognized. Costs associated with the performance of the contracts using the percentage-of-completion method of revenue recognition are expensed as incurred. Costs associated with the cost-plus-award and incentive fee contracts are expensed as incurred by ES. Other costs of revenue include depreciation expense and costs associated with the Astrotech payload processing facilities. Flight related insurance covering transportation of the SPACEHAB Modules from SPACEHAB's payload processing facility to the Space Shuttle, in-flight insurance and third-party liability insurance are also included in costs of revenue and are recorded as incurred. Selling, general and administrative and interest and other expenses are recognized when incurred.

         Astrotech revenue is derived from various multi-year fixed-price contracts with satellite and launch vehicle manufacturers. The services and facilities Astrotech provides to its customers support the final assembly, checkout and countdown functions associated with preparing a satellite for launch. This preparation includes: the final assembly and checkout of the satellite, installation of the solid rocket motors, loading of the liquid propellant, encapsulation of the satellite in the launch vehicle, transportation to the launch pad and command and control of the satellite during pre-launch countdown. Revenue provided by the Astrotech payload processing facilities is recognized ratably over the occupancy period of the satellites in the Astrotech facilities. Costs incurred by Astrotech are recognized as incurred.

         ES's revenue is derived primarily from the FCSD Contract which is a $332.5 million multitask contract which was scheduled to conclude in April 2001. NASA has notified the Company that it plans to exercise it's option to extend certain tasks for an additional year through April 2002. The additional contract value of tasks is approximately $54.5 million which has not been officially added to the FCSD contract at this time. ES performs services under a cost-plus award and incentive fee contract for government services that is requested and directed by NASA.

         On April 11, 2000, the Company announced the formation of Space Media, Inc. ("SMI"), a majority-owned subsidiary and media corporation that expects to create proprietary space-themed content for television and Internet broadcasting from the International Space Station ("ISS"). SMI anticipates commencing operations in the year ended June 30, 2001, broadcasting from the Russian-built Zvezda service module, which was launched and attached to the ISS in July 2000. SMI is also managing the Company's S*T*A*R*S(TM) (Space Technology And Research Students) global space education program. The S*T*A*R*S program currently is planning to launch student-designed experiments on a Space Shuttle mission in 2001 for schools in Australia, Canada, China, Israel, Japan, Singapore, Thailand, and the United States.

     During the year ended June 30, 2000, SMI acquired The Space Store, an online retail operation, anticipating that e-commerce may be an integral part of its Internet business. The Space Store currently offers an assortment of space-related products. SMI had no revenue for the year ended June 30, 2000.

Results of Operations
---------------------

Fiscal Year Ended June 30, 2000 as Compared to the Fiscal Year Ended June 30,
1999

     Revenue. The Company's revenue decreased approximately 2% to $105.7 million for the year ended June 30, 2000, as compared to $107.7 million for the year ended June 30, 1999. For the year ended June 30, 2000, $39.6 million was recognized from the REALMS contract and related commercial customers, $7.6 million from Astrotech, $58.2 million from ES and $0.3 of miscellaneous revenue. Conversely, for the year ended June 30, 1999 revenue of $39.1 million was recognized from the REALMS Contract and related commercial customers, $9.8 million from Astrotech, $58.4 million from ES and $0.4 million of miscellaneous revenue. Astrotech's revenue declined from the year ended June 30, 1999 due to a reduced number of launches, a result of customer launch vehicle failures which have been subsequently corrected, and the bankruptcies of Iridium and ICO Satellite Systems. The revenues recognized under REALMS and for ES remained essentially the same.

     Costs of Revenue. Costs of revenue for the year ended June 30, 2000, declined 2% to $87.9 million, as compared to $89.3 million for the year ended June 30, 1999. For the year ended June 30, 2000, $24.7 million of costs were for integration and operation costs under the REALMS Contract and related commercial customers, $4.7 million were for integration and operations at Astrotech, $53.1 million for cost of revenue at ES, and depreciation of $5.4 million. In contrast, the primary costs of revenue for the year ended June 30, 1999, were $25.9 million for integration and operation costs under the REALMS Contract and related commercial customers, $4.6 million for integration and operations at Astrotech, $53.8 million for cost of revenue at ES, and depreciation of $5.0 million. Cost of revenue for ES include approximately $1.2 million of non-reimbursable cost overruns related to the delivery of the robotic training arm for NASA under a fixed-price contract. ES completed this delivery during the year ended June 30, 2000 and there are no expected future costs.

     Operating Expenses. Operating expenses increased by 11% to approximately $20.3 million for the year ended June 30, 2000, as compared to approximately $18.2 million for the year ended June 30, 1999. Selling, general and administrative costs increased due primarily to the start up costs associated with Space Media and expenses associated with ES's efforts to expand its customer base into commercial markets. This increase was offset by a decrease in research and development costs of $1.2 million. Research and development costs for the year ended June 30, 2000 were $2.4 million, as compared to $3.6 million for the year ended June 30, 1999. This decrease is due primarily to a shift in emphasis to the completion of the current assets under construction as opposed to the development of new assets. In addition, approximately $1.1 million was spent by Astrotech for the completion of the development of the sounding rocket program this year as compared to $1.0 million in the year ended June 30, 1999 and $0.5 million was spent on research and development on the Enterprise(TM) module during the year ended June 30, 2000. There were no expenditures for Enterprise in the year ended June 30, 1999.

     Interest Expense. Interest expense was approximately $7.4 million for the years ended June 30, 2000 and June 30, 1999. $3.7 million of interest expense was capitalized in 2000 as compared to $2.5 million in 1999. Interest is capitalized on the in progress construction of the Company's modules and payload processing facilities.

     Interest Income. Interest and other income was approximately $0.7 million and $1.6 million for the years ended June 30, 2000 and 1999, respectively. This decrease is due primarily to the Company's use of cash for start up expenses of Space Media, expenditures for property, plant and equipment and debt payments. Interest income is earned by the Company through the short-term investment of available funds.

     Net Income (Loss). The net loss for the year ended June 30, 2000 was approximately ($3.8) million, or ($0.34) per share (basic and fully diluted
EPS), on 11,272,767 shares as compared to ($2.6) million, or ($0.23) per share (basic and fully diluted EPS), for the year ended June 30, 1999 on 11,184,742 shares. Income tax benefit for these periods was ($1.8) million and ($0.5) million for the years ended June 30, 2000 and 1999, respectively. As of June 30, 2000, the Company had approximately $26.2 million of available net operating loss carry-forwards expiring between 2007 and 2020 to offset future regular taxable income.

     The effects of inflation and changing prices have not significantly impacted the Company's revenue or income from continuing operations during the years ended June 30, 2000 and 1999.

Fiscal Year Ended June 30, 1999 as Compared to the Fiscal Year Ended June 30,
1998

     Revenue. The Company's revenue increased approximately 68% to $107.7 million for the year ended June 30, 1999, as compared to $64.1 million for the year ended June 30, 1998. For the year ended June 30, 1999, $39.1 million was recognized from the REALMS contract and related commercial customers, $9.8 million from Astrotech, $58.4 million from ES, which was acquired on July 1, 1998, and $0.4 million of miscellaneous revenue. Conversely, for the year ended June 30, 1998 revenue of $39.0 million was recognized from the Mir Contract, $14.3 million from the REALMS Contract and related commercial customers and $10.8 million from Astrotech. The decrease in module revenue from the year ended June 30, 1998 is attributable to the delay in the deployment and assembly of the ISS. When deployed and assembled, the Company believes that the ISS will provide additional opportunities for SPACEHAB module missions, although there can be no assurance that additional missions will be contracted for or occur. Astrotech's revenue declined from the year ended June 30, 1998 due to launch vehicle failures which have been subsequently corrected.

     Costs of Revenue. Costs of revenue for the year ended June 30, 1999 increased 146% to $89.3 million, as compared to $36.3 million for the year ended June 30, 1998. For the year ended June 30, 1999 $25.9 million of costs were for integration and operation costs under the REALMS Contract and related commercial customers, $4.6 million were for integration and operations at Astrotech, $53.8 million for cost of revenue at ES, and depreciation of $5.0 million. In contrast, the primary costs of revenue for the year ended June 30, 1998, are $19.2 million for integration and operation costs under the Mir Contract, $7.8 million under the REALMS Contract and related commercial customers, $4.4 million for integration and operations at Astrotech, and depreciation of $4.9 million.

     Operating Expenses. Operating expenses increased by 21.0% to approximately $18.2 million for the year ended June 30, 1999, as compared to approximately $15.1 million for the year ended June 30, 1998. This increase is due primarily to the inclusion of ES's operating expenses of approximately $2.5 million, staff additions and related expenses during the first half of the year and increased consulting expenses partially offset by the decrease in research and development costs of $0.7 million. Research and development costs for the year ended June 30, 1999 were $3.6 million, as compared to $4.3 million for the year ended June 30, 1998. This decrease is due primarily to the completion of the Integrated Cargo Carrier ("ICC") and the Spacehab Universal Communications System ("SHUCS") research and development efforts, partially offset by research and development expenses associated with Astrotech's sounding rocket program.

     Interest Expense. Interest expense was approximately $7.4 million for the year ended June 30, 1999, as compared with approximately $6.4 million for the year ended June 30, 1998. The increased interest expense is due primarily to a full year of interest expense on the $63.3 million of convertible notes as compared to a partial year in 1998. $2.5 million of interest expense was capitalized in 1999 as compared to $2.0 million in 1998. Interest is capitalized on the in progress construction of the Company's modules and payload processing facilities.

     Interest Income. Interest and other income was approximately $1.6 million and $3.9 million for the years ended June 30, 1999 and 1998, respectively. This decrease is due primarily to the Company's use of cash for the purchase of JE and expenditures for property, plant and equipment and debt payments. Interest income is earned by the Company through the short-term investment of funds.

     Net Income (Loss). Net loss for the year ended June 30, 1999, was approximately ($2.6) million, or ($0.23) per share (basic and fully diluted
EPS), on 11,184,742 shares as compared to $9.6 million, or $0.86 per share (basic EPS), for the year ended June 30, 1998, on 11,154,271 shares and $0.84 per share, fully diluted, on 14,571,278 shares. Income tax expense (benefit) for these periods was ($0.5) million and $2.5 million for the years ended June 30, 1999 and 1998, respectively.

     The effects of inflation and changing prices have not significantly impacted the Company's revenue or income from continuing operations during years ended June 30, 1999 and 1998.

Liquidity and Capital Resources
-------------------------------

     The Company has incurred net losses in the years ended June 30, 2000 and 1999. The Company has historically financed its capital expenditures, research and development and working capital requirements with progress payments under its various contracts, as well as with proceeds received from private debt and equity offerings and borrowings under credit facilities. During December 1995, SPACEHAB completed an initial public offering of Common Stock (the "Offering"), which provided the Company with net proceeds of approximately $43.5 million.

     In June 1997, the Company signed an agreement with a financial institution securing a $10.0 million revolving line of credit (the "Revolving Line of Credit") that the Company may use for working capital purposes. As of June 30, 2000, $4.5 million was drawn on the line of credit which expired on August 31, 2000. On August 9, 2000, the Company entered into a $15 million revolving credit facility with a different financial institution, which provides a working capital line of credit with a letter of credit sub-limit of $10.0 million (the "New Credit Facility"). This New Credit Facility replaced the current $10 million Revolving Line of Credit. Certain assets of the Company collateralize the new credit facility. The term of the new agreement is through August 2003.

     In July 1997, Astrotech obtained a five-year term loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB, and provides for loans of up to $15.0 million for general corporate purposes. As of June 30, 2000, the Company had loans payable of $7.6 million. On October 21, 1997, the Company completed a private placement offering of convertible subordinated notes payable (the "Notes Offering"), which provided the Company with net proceeds of approximately $59.9 million which has been used, in part, for capital expenditures associated with the development and construction of space related assets, the purchase of JE on July 1, 1998, and for general corporate purposes. In December 1998, the Company amended its agreement with Alenia Spazio S.p.A ("Alenia") relative to the subordinated convertible notes payable to shareholder with an outstanding balance of $11.9 million. In consideration for a payment of $4.0 million, Alenia agreed to reduce the annual interest rate from 12 percent to 10 percent on the outstanding balance as of January 1, 1999, and the interest payment due for the quarter ended December 31, 1998, was waived resulting in an effective interest rate of 8.75 percent. As of June 30, 2000, the Company had loans payable of $7.9 million. An amended agreement with the senior debt holders requires that an interest rate of 8.25 percent be applied to the senior debt with an outstanding balance of $0.7 million as of June 30, 2000.

     On August 2, 1999, Astrium GmbH ("Astrium"), a shareholder, purchased an additional $12.0 million equity stake in SPACEHAB representing 1,333,334 shares of Series B Senior Convertible Preferred Stock. Under the agreement, Astrium purchased all of SPACEHAB's 975,000 authorized and unissued shares of preferred stock. At the annual stockholders meeting held on October 14, 1999, the shareholders approved the proposal to increase the number of authorized shares of preferred stock to 2,500,000, in order to complete the transaction with Astrium, allowing them to purchase the additional 358,334 preferred shares. The preferred stock purchase increased Astrium's investment voting interest in SPACEHAB to approximately 11.5 percent. The Series B Senior Convertible Preferred Stock is: convertible at the holders' option on the basis of one share of preferred stock for one share of common stock, entitled to vote on an "as converted" basis the equivalent number of shares of common stock and has preference in liquidation, dissolution or winding up of $9.00 per preferred share. No dividends are payable on the convertible preferred shares.

     For the years ended June 30, 2000 and 1999, the Company was in breach of certain loan covenants of the Term Loan and Revolving Line of Credit facility. The covenant for the Revolving Line of Credit was waived through its term and the covenant on the Term Loan agreement was waived for the year ended June 30, 2000 and amended on a going forward basis. The New Credit Facility also contains certain financial covenants. Although there can be no assurances, the Company believes it will be in compliance with the amended covenants of the Term Loan and New Credit Facility during the year ended June 30, 2001.

     Cash Flows From Operating Activities. Cash provided by (used for) operations for the years ended June 30, 2000, 1999, and 1998 was $1.4 million, ($6.3) million and $31.6 million, respectively. The significant change in cash provided by operations between the years ended June 30, 2000 and 1999 is attributable to the increase in deferred flight revenue primarily from customer payments for STS-106 and for a future science mission. In addition, the amount of goodwill recorded relative to the purchase of JE was reduced by $1.2 million as certain escrow funds were returned to the Company. The significant changes between 1999 and 1998 were; the ($2.6) million loss due primarily to the delay in the ISS deployment and assembly, which delayed Space Shuttle missions to the ISS, and a ($7.8) million change in deferred flight revenue due to the decrease in progress payments for the missions under the REALMS Contract and related commercial customers. Progress payments of $11.8 million were recorded at the end of 1998 for missions STS-95 and STS-96. Those missions flew in 1999. The reduction of those progress payments was partially offset by progress payments for STS-107, which is scheduled for flight in June 2001.

     Cash Flows Used in Investing Activities. For the years ended June 30, 2000, 1999, and 1998, cash flows used in investing activities were $29.8 million, $58.6 million and $23.1 million, respectively. Expenditures for the year ended June 30, 2000 were primarily for the continued construction of the Company's flight assets including, among others, the Research Double Module ("RDM"), Adaptable Double Module ("ADM"), Enterprise module and completion of the ICC. A significant portion of the cash used for buildings under construction relate to the expansion of Astrotech's payload processing facilities. Expenditures for this expansion in the year ended June 30, 2000 were approximately $4.0 million and $1.1 million in the year ended June 30,1999. In addition, $1.2 million was returned to the Company as certain escrow funds relative to the purchase of JE were received. An additional $0.6 million was invested in Guigne, completing the Company's contractual obligation for the financing of the SpaceDRUMS(TM) joint venture. Expenditures during the year ended June 30, 1999 were $24.7 million for the purchase of ES, $27.3 million of expenditures for the various flight assets including the RDM and ICC system, $4.2 million for the expansion of both SPACEHAB's payload processing facilities and Astrotech's payload processing facilities and a $1.4 million investment in Guigne and the SpaceDRUMS joint venture. For the year ended June 30, 1998, the major portion of the investing expenditures was for the construction of the RDM which began in the year ended June 30, 1997.

     Cash Flows From Financing Activities. For the years ended June 30, 2000, 1999, and 1998, cash flows provided by (used for) financing activities were $14.0 million, ($6.0) million and $70.9 million, respectively. During the year ended June 30, 2000 the Company received $11.9 million from the issuance of convertible preferred shares to Astrium and borrowed $4.5 million on the Revolving Line of Credit. In addition, the Company paid approximately $2.9 million on other notes payable. During the year ended June 30, 1999, the Company made a principal payment of $4.0 million to Alenia, paid $2.8 million and borrowed an additional $1.0 million under the Term Loan Agreement. During the year ended June 30, 1998, the Company received net proceeds of approximately $14.1 million and made payments of $2.1 million under the Term Loan Agreement. In October 1997, the Company received net proceeds after commissions and other expenses of approximately $59.9 million by completing an offering of $63.3 million of its 8 percent Convertible Subordinated Notes due 2007.

Capital Commitments/Financing Developments

     As described above, the Company has several on-going asset construction efforts underway, all of which will require substantial amounts of additional capital. The Company's current available cash and cash equivalents, and amounts available under the New Credit Facility are not adequate to fully meet these financing requirements through the completion of construction of these assets. Astrotech is in the process of obtaining financing for the payload processing facility expansion from a financial institution and anticipates completion of the financing in the first quarter of the year ended June 30, 2001. The Company anticipates financing the Enterprise module from working capital and third party financing during the year ended June 30, 2001. The Company anticipates the ability to finance SMI by investments from strategic investors during the year ended June 30, 2001. However, the Company has no commitments from any third party financing or strategic investor sources for the Enterprise module or SMI operations.

     There can be no assurance that the Company will be successful in obtaining the financings as described above. In the event that the Company is not successful in obtaining such financings, the Company would be forced to delay, suspend or abandon certain of the asset construction plans described above and may be forced to reduce its operating expenditures. The Company believes that the cash flows from operations, borrowings under the New Credit Facility and spending reductions related to discretionary capital expenditures and other expenses would be sufficient to enable the Company to meet its cash requirements for the next twelve months.

Recent Accounting Pronouncements
--------------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, adoption of

SFAS No. 133 will not have a significant effect on the results of operations or financial position of the Company.

     In December 1999, the SEC issued Staff Accounting Bulletin No. ("SAB") 101, Revenue Recognition in Financial Statements, which provided additional guidance in applying generally accepted accounting principles for revenue recognition. The Company believes that its revenue recognition policy is in compliance with SAB 101.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving stock Compensation ("FIN 44"). FIN 44 further defines accounting consequences of various modifications to the terms of a previously fixed stock option or award under APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 becomes effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company is currently evaluating the effect of FIN 44 on the Company's financial results, but the Company does not anticipate any material effects from implementing FIN 44.

     In May 2000, the Emerging Issues Task Force ("EITF") released Issue No. 00-2, Accounting for Web Site Development Costs. EITF 00-2 establishes standards for determining the capitalization or expensing of incurred costs relating to the development of Internet web sites based on the respective stage of development. The Issue is effective for fiscal quarters beginning after June 30, 2000 (including costs incurred for projects in process at the beginning of the quarter of adoption). The Company is currently evaluating the effect of EITF 00-2 on the Company's financial results.

Year 2000 Readiness Disclosure Statement
----------------------------------------

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

SPACEHAB had established a Y2K program to address both information-technology ("IT") and non-IT problems that may exist within the SPACEHAB system, including its vendors and customers, e.g. NASA and the Space Shuttle. As a result of SPACEHAB's Y2K program, the company transitioned to the new millennium without any identified system or system related problems. The Central Processing Unit ("CPU") on the ground support electrical equipment at SPACEHAB's payload processing facility is not Y2K compliant. SPACEHAB implemented its contingency plan, as previously disclosed, and changed the year on the CPU to 1972. The CPU will report the correct day and month but the year will currently be reported as 1973. This change only affects the date printed on reports. The current ground support equipment is expected to be replaced by the end of calendar year 2000.

     This document may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. In addition to those risks and uncertainties discussed herein, such risks and uncertainties include, but are not limited to, whether the Company will fully realize the economic benefits under its NASA and other customer contracts, the successful development and commercialization of the Research Double Module and related new commercial space assets, deployment of the International Space Station, technological difficulties, product demand and market acceptance risks, the effect of economic conditions, uncertainty in government funding and the impact of competition.

Item 8. Financial Statements and Supplementary Data.

Independent Auditors' Report

The Board of Directors
SPACEHAB, Incorporated and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of SPACEHAB, Incorporated and subsidiaries (the Company) as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPACEHAB, Incorporated and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                                /s/ KPMG LLP
                                                                ------------
                                                                KPMG LLP

McLean, Virginia
August 31, 2000

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share data)

                                                                                                         June 30,
                                                                                                ------------------------
Assets                                                                                                2000         1999
------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                                  $    6,949    $  21,346
     Accounts receivable, net (note 4)                                                              25,798       17,471
     Prepaid expenses and other current assets                                                       2,328        1,146
------------------------------------------------------------------------------------------------------------------------

Total current assets                                                                                35,075       39,963
------------------------------------------------------------------------------------------------------------------------
Property and equipment:
     Flight assets                                                                                 106,950       98,594
     Module improvements in progress                                                                66,066       49,553
     Payload processing facilities                                                                  29,398       23,348
     Furniture, fixtures equipment and leasehold improvements                                       12,650        9,936
------------------------------------------------------------------------------------------------------------------------

                                                                                                   215,064      181,431

Less accumulated depreciation and amortization                                                     (56,380)     (49,247)
------------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                                        158,684      132,184

Goodwill, net of accumulated amortization of $2,428 and $1,339, respectively                        23,301       25,498

Investment in Guigne, net (note 19)                                                                  1,800        1,400
Other assets, net                                                                                    6,249        5,301
------------------------------------------------------------------------------------------------------------------------

Total assets                                                                                    $  225,109    $ 204,346
========================================================================================================================
Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------------------------

Current liabilities:
     Loans payable under credit agreement, current portion (note 6)                             $      333    $     333
     Loans payable, current portion (note 8)                                                         3,126        3,126
     Revolving loan payable (note 8)                                                                 4,500            -
     Accounts payable                                                                               11,347        3,772
     Accrued expenses                                                                                6,986        9,409
     Accrued subcontracting services                                                                 1,999        6,787
     Deferred revenue                                                                                8,385        4,162
------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                           36,676       27,589
------------------------------------------------------------------------------------------------------------------------

Loans payable under credit agreement, net of current portion (note 6)                                  333          667
Loans payable, net of current portion (note 8)                                                       4,458        7,033
Convertible notes payable to shareholder (note 7)                                                    7,860        7,860
Accrued contract costs                                                                                 880          940
Deferred revenue                                                                                     6,870            -
Deferred income taxes (note 13)                                                                      2,080        2,842
Convertible subordinated notes payable (note 8)                                                     63,250       63,250
------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                                  122,407      110,181
------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (notes 1, 11 and 16)

Stockholders' equity (notes 7, 8, 11 and 12):
     Preferred stock, no par value, convertible, authorized 2,500,000 shares, issued and
     outstanding 1,333,334  shares, (liquidation preference of $12,000)                             11,892            -

     Common stock, no par value, authorized 30,000,000 shares, issued
        and outstanding 11,345,032 and 11,229,646 shares, respectively                              82,074       81,585
     Additional paid-in capital                                                                         16           16
     Retained earnings                                                                               8,720       12,564
------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                         102,702       94,165
------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                                      $  225,109    $ 204,346
========================================================================================================================

See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands, except share data)

-----------------------------------------------------------------------------------------------------------------------

                                                                            Year ended      Year ended      Year ended
                                                                             June 30,        June 30,        June 30,
                                                                               2000            1999            1998
-----------------------------------------------------------------------------------------------------------------------
Revenue                                                                    $   105,708     $   107,720     $    64,087
-----------------------------------------------------------------------------------------------------------------------

Costs of revenue                                                                87,931          89,283          36,321
-----------------------------------------------------------------------------------------------------------------------

Gross profit                                                                    17,777          18,437          27,766
-----------------------------------------------------------------------------------------------------------------------

Operating expenses:
     Selling, general and administrative                                        17,832          14,599          10,731
     Research and development                                                    2,440           3,636           4,338
-----------------------------------------------------------------------------------------------------------------------

Total operating expenses                                                        20,272          18,235          15,069
-----------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                                   (2,495)            202          12,697

Interest expense, net of capitalized interest (note 3)                          (3,773)         (4,905)         (4,480)
Interest and other income, net                                                     662           1,615           3,914
-----------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                                               (5,606)         (3,088)         12,131

Income tax expense (benefit) (note 13)                                          (1,762)           (499)          2,527
-----------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                          $    (3,844)    $    (2,589)    $     9,604
=======================================================================================================================

Basic earnings (loss) per share:
Net income (loss) per share - basic                                        $     (0.34)    $     (0.23)    $      0.86
=======================================================================================================================

Shares used in computing net income (loss) per share - basic                11,272,767     $11,184,742      11,154,271
=======================================================================================================================

Diluted earnings (loss) per share:
Net income (loss) per share - diluted                                      $     (0.34)    $     (0.23)    $      0.84
=======================================================================================================================

Shares used in computing net income (loss) per share - diluted              11,272,767      11,184,742     $14,571,278
=======================================================================================================================

See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

======================================================================================================================

                                                                   Convertible Preferred
                                                                         Stock                      Common Stock
                                                               --------------------------     ------------------------
                                                                   Shares         Amount       Shares          Amount
----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                                                 -    $        -      11,146,237    $  81,057

Common stock issued upon stock option exercises                          -             -           8,725           60
Common stock issued under employee stock purchase plan                   -             -          13,199          122
Net income                                                               -             -               -            -
----------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1998                                                 -    $        -      11,168,161    $  81,239
======================================================================================================================

Common stock issued upon stock option exercises                          -             -           1,070            8
Common stock issued under employee stock purchase plan                   -             -          60,415          338
Net loss                                                                 -             -               -            -
======================================================================================================================

Balance at June 30, 1999                                                 -    $        -      11,229,646    $  81,585
======================================================================================================================

Preferred stock issued                                           1,333,334        11,892               -            -
Common stock issued under employee stock purchase plan                   -             -         115,386          489
Net loss                                                                 -             -               -            -
----------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000                                         1,333,334    $   11,892      11,345,032    $  82,074
======================================================================================================================

                                                                  Additional                           Total
                                                                    Paid-In      Retained       Stockholders'
                                                                    Capital      Earnings             Equity
------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                                        $        16    $     5,549    $       86,622

Common stock issued upon stock option exercises                           -              -                60
Common stock issued under employee stock purchase plan                    -              -               122
Net income                                                                -          9,604             9,604
------------------------------------------------------------------------------------------------------------

Balance at June 30, 1998                                        $        16    $    15,153    $       96,408
============================================================================================================

Common stock issued upon stock option exercises                           -              -                 8
Common stock issued under employee stock purchase plan                    -              -               338
Net loss                                                                  -         (2,589)           (2,589)
------------------------------------------------------------------------------------------------------------

Balance at June 30, 1999                                        $        16    $    12,564    $       94,165
============================================================================================================

Preferred stock issued                                                    -              -            11,892
Common stock issued under employee stock purchase plan                    -              -               489
Net loss                                                                  -         (3,844)           (3,844)
------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000                                        $        16    $     8,720    $      102,702
============================================================================================================

See accompanying notes to consolidated financial statements

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

                                                                        Year ended      Year ended      Year ended
                                                                        June 30, 2000   June 30, 1999   June 30, 1998
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                   $   (3,844)     $   (2,589)     $       9,604
    Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
        Depreciation and amortization                                        8,222           7,017              5,587
        Amortization of debt placement costs                                   528             538                226
        Valuation allowance of investment in Guigne                           (200)              -                  -
        Interest converted to notes payable                                      -               -                670
        Changes in assets and liabilities:
            Increase in accounts receivable                                 (8,327)         (3,126)              (803)
            Increase in prepaid expenses and other current assets           (1,182)           (290)              (351)
            Decrease (increase) in deferred mission costs                   (1,031)              -              1,439
            Increase in other assets                                          (240)            (14)            (1,980)
            Increase (decrease) in deferred flight revenue                  11,093          (7,762)             9,628
            Increase in accounts payable and accrued expenses                1,955             345              3,633
            Increase (decrease) in advance billings                              -          (1,567)               720
            Increase (decrease) in accrued subcontracting services          (4,788)             97                553
            Increase (decrease) in deferred taxes                             (762)          1,020              2,678
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                         1,424          (6,331)            31,604
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Payments for flight assets under construction                          (23,009)        (27,381)           (17,245)
    Payments for building under construction                                (4,868)           (871)            (3,988)
    Purchases of property, equipment and leasehold improvements             (2,361)         (4,222)            (1,880)
    Purchase of Engineering Services, net of cash acquired                   1,200         (24,745)                 -
    Purchase of The Space Store                                               (156)              -                  -
    Investment in Guigne                                                      (600)         (1,400)                 -
----------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                     (29,794)        (58,619)           (23,113)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Payments of note payable to insurers                                      (333)           (500)              (500)
    Payment of debt placement costs                                              -               -             (3,984)
    Proceeds from issuance of convertible preferred stock                   11,892               -                  -
    Proceeds from issuance of convertible subordinated notes payable             -               -             63,250
    Proceeds from note payable                                                   -           1,000             14,119
    Proceeds from revolving line of credit                                   4,500               -                  -
    Payments of note payable                                                (2,575)         (2,842)            (2,118)
    Payments of note payable to shareholder                                      -          (4,035)                 -
    Proceeds from exercise of stock options                                      -               8                 60
    Proceeds from issuance of common stock, net of expenses                    489             338                122
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                        13,973          (6,031)            70,949
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       (14,397)        (70,981)            79,440
Cash and cash equivalents at beginning of year                              21,346          92,327             12,887
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                $    6,949      $   21,346      $      92,327
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (1)  Description of the Company and Operating Environment

          SPACEHAB, Incorporated (the "Company") is the first company to commercially develop, own and operate habitable modules that provide space-based laboratory research facilities and cargo services aboard the U.S. Space Shuttle system. The Company currently owns and operates three pressurized laboratory and logistics supply modules, which significantly enhance the capabilities of the Space Shuttle fleet. The Company is currently constructing a research module with associated double module hardware and the adaptable double module. The Company is also currently constructing a module that will be primarily used as a broadcast and multimedia production facility attached to the International Space Station ("ISS"). The Company's modules are unique to the Space Shuttle fleet or ISS.

          To date, the Company has successfully completed fourteen missions aboard the Space Shuttle and substantially all of the Company's revenue has been generated under contracts with National Aeronautics and Space Administration ("NASA"). The Company's contracts are subject to periodic funding allocations by NASA. NASA's funding is dependent on receiving annual appropriations from the United States government. During the years ended June 30, 2000, 1999, and 1998 approximately 86%, 80% and 68% of the Company's revenues were generated under U.S. Government contracts.

          On February 12, 1997, the Company acquired the assets and certain of the liabilities of Astrotech Space Operations, L.P. ("Astrotech"), a subsidiary of Northrop Grumman, a provider of commercial satellite launch processing services and payload processing facilities in the United States. These services are provided at the Astrotech facilities in Cape Canaveral, Florida and Vandenberg Air Force Base in California, and are provided to launch service providers on a fixed-price basis. Additionally, Astrotech provides management and consulting services to the Boeing Company for its Sea Launch program at the Sea Launch facility in Long Beach, California.

          On July 1, 1998, the Company acquired all of the outstanding shares of capital stock of Johnson Engineering Corporation, now designated "ES" for company management reporting. ES performs several critical services for NASA including flight crew support services, operations, training and fabrication of mockups at NASA's Neutral Buoyancy Laboratory and at NASA's Space Vehicle Mockup Facility, where astronauts train for both Space Shuttle and ISS missions. ES also designs and fabricates flight hardware, such as flight crew equipment and crew quarters' habitability outfitting as well as providing stowage integration services. ES is also responsible for configuration management of the ISS.

          On April 11, 2000, the Company announced the formation of Space Media, Inc. ("SMI"), a majority-owned subsidiary and media corporation that expects to create proprietary space-themed content for television and Internet broadcasting from the ISS. SMI anticipates commencing operations during the year ended June 30, 2001, broadcasting from the Russian-built Zvezda service module, which was launched and attached to the ISS in July 2000. SMI is also managing the Company's S*T*A*R*S(TM) (Space Technology And Research Students) global space education program. The S*T*A*R*S program currently is planning to launch student-designed experiments on a Space Shuttle mission in 2001 for schools in Australia, Canada, China, Israel, Japan, Singapore, Thailand, and the United States.

          During the year ended June 30, 2000, the Company also began development, in partnership with RSC Energia of Korolev, Russia, of a commercial space station habitat module. Named Enterprise, this multipurpose module will be attached to the ISS. The Company anticipates launching Enterprise in the year ended June 30, 2003.

          The Company has incurred net losses in the years ended June 30, 2000 and 1999. Historically, the Company has financed its capital expenditures, research and development and working capital requirements with progress payments under its various contracts, as well as with proceeds received from both public and private debt and equity offerings and borrowings under credit facilities.

          The Company has several on-going asset construction efforts underway, all of which require substantial amounts of additional capital. The Company's current available cash and cash equivalents and amounts under its new credit facility are not adequate to fully meet these financing requirements through the completion of construction of these assets. Astrotech is in the process of obtaining financing for the payload processing facility expansion from a financial institution and anticipates completion of the financing in the Company's first quarter of 2001. The Company anticipates financing the Enterprise module from working capital and third party financing during the year ended June 30, 2001. The Company anticipates financing SMI by investments from strategic investors during the year ended 2001. However, the Company has no commitments from any third party financing or strategic investor sources for the Enterprise module or SMI operations.

          There can be no assurance that the Company will be successful in obtaining the financings as described above. In the event that the Company is not successful in obtaining such financings, the Company would be forced to delay, suspend or abandon certain of the asset construction plans described above and may be required to reduce its operating expenditures. The Company believes that the cash flows from operations, borrowings under its new credit facility and spending reductions related to discretionary capital expenditures and other expenses would be sufficient to enable the Company to meet its cash requirements for the next twelve months.

(2)  Summary of Significant Accounting Policies

     Principles of Consolidation and Basis of Presentation

          The consolidated financial statements include the accounts of SPACEHAB, Incorporated and its wholly-owned and majority-owned subsidiaries Astrotech, ES and SMI. All significant intercompany transactions have been eliminated in consolidation.

     Cash and Cash Equivalents

          For purposes of its consolidated statements of cash flows, the Company considers short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are primarily made up of money market investments and overnight repurchase agreements recorded at cost, which approximates market value.

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

          Through June 30, 1997, the Company's flight modules were depreciated over a ten-year period using the straight-line method. Effective July 1, 1997, the Company extended the estimated useful lives of its space modules through 2012. This change in accounting estimate is treated prospectively and was based on then currently available information from NASA, which estimated the duration of the Space Shuttle program through at least 2012. As a result of this change in estimate, the Company's net income increased by $6.2 million for the year ended June 30, 1998.

     Goodwill

          The excess of the cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations accounted for as a purchase has been assigned to goodwill. Goodwill is being amortized on a straight-line basis over five to twenty-five years.


     Investments in Affiliates

          The Company generally uses the equity method of accounting for its investments in, and earnings of, investees. In accordance with the equity method of accounting, the carrying amount of such an investment is initially recorded at cost and is increased to reflect the Company's share of the investee's income and is reduced to reflect the Company's share of the investee's losses. For those investments for which the Company has provided substantially all of the investee's funding, the Company uses the modified equity method of accounting whereby 100% of the investee's current period earnings or losses are recognized. Investments in which the Company has less than 20% ownership and no significant influence are accounted for under the cost method and are carried at cost.

     Impairment of Long- Lived Assets

          The Company accounts for long-lived assets in accordance with the provisions of Statements of Financial Accounting Standards ("SFAS") SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Stock-Based Compensation

          The Company accounts for stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion 25"), and related interpretations. Accordingly, compensation cost for options to purchase common stock granted to employees is measured as the excess, if any, of the fair value of common stock at the date of the grant over the exercise price an employee must pay to acquire the common stock. The Company has adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-based Compensation ("SFAS 123").

          Warrants to purchase common stock granted to other than employees as consideration for goods or services rendered are recognized at fair value.

     Revenue Recognition

          Prior to the Research and Logistics Mission Support ("REALMS") contract (note 10), the Company recognized revenue upon completion of each module flight. Total contract price was allocated to each flight based on the amount of services the Company provided on the flight relative to the total services provided for all flights under contract. Obligations associated with a specific mission, e.g. integration services, were also recognized upon completion of the mission. Costs directly related to specific missions were deferred until the respective missions were completed.

          For all other contract awards for which the capability to successfully complete the contract can be reasonably assured and costs at completion can be reliably estimated at contract inception, revenue recognition under the percentage-of-completion method is being used based on costs incurred over the period of the contract. Revenue provided by Astrotech's payload processing services is recognized ratably over the occupancy period of the satellite while in the Astrotech facilities. Revenue provided by ES is primarily derived from cost-plus award fee contracts, whereby revenue is recognized to the extent of costs incurred plus estimates of award fee revenues using the percentage-of-completion method. Award fees, which provide earnings based on the Company's contract performance as determined by NASA evaluations, are recorded when the amounts can be reasonably estimated, or are awarded. Changes in estimated costs to complete, provisions for contract losses and estimated amounts recognized as award fees are recognized in the period they become known.

     Research and Development

          Research and development costs are expensed as incurred.

     Income Taxes

          The Company recognizes income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Net Income (Loss) Per Share

          Net income (loss) per share is presented on both a basic and diluted basis in accordance with the provisions of SFAS No. 128, Earnings per Share.

          Basic earnings (loss) per share is calculated by dividing net income
     (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share includes all common stock options and warrants and other common stock, to the extent dilutive, that potentially may be issued as a result of conversion privileges, including the convertible subordinated notes payable (note 8).

     Accounting Estimates

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

     Reclassifications

          Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 consolidated financial statement presentation.

     New Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, adoption of SFAS No. 133 will not have a significant effect on the results of operations or financial position of the Company.

          In December 1999, the Securities and Exchange Commission ("SEC") staff released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In June 2000, the SEC staff extended the effective date of SAB No. 101 until the fourth quarter of fiscal 2001. Management does not expect SAB No. 101 to have a material effect on the Company's financial position or results of operations.

          In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving stock Compensation ("FIN"). FIN 44 further defines accounting consequences of various modifications to the terms of a previously fixed stock option or award under APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 becomes effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company is currently evaluating the effect of FIN 44 on the Company's financial results, but the Company does not anticipate any material effects from implementing FIN 44.

          In May 2000, the Emerging Issues Task Force ("EITF") released Issue No. 00-2, Accounting for Web Site Development Costs. EITF 00-2 establishes standards for determining the capitalization or expensing of incurred costs relating to the development of Internet web sites based on the respective stage of development. The Issue is effective for fiscal quarters beginning after June 30, 2000 (including costs incurred for projects in process at the beginning of the quarter of adoption). The Company is currently evaluation the effect of EITF 00-2 on the Company's financial results.


(3)  Statements of Cash Flows - Supplemental Information

          Cash paid for interest costs was approximately $6.9 million, $5.4 million and $3.4 million million for the years ended June 30, 2000, 1999 and 1998, respectively. The Company capitalized interest of approximately $3.7 million, $2.5 million and $2.0 million during the years ended June 30, 2000, 1999 and 1998, respectively, related to the module improvements and building in progress.

          The Company paid income taxes of approximately $0.0 million, $0.4 million and $19,000 for the years ended June 30, 2000, 1999 and 1998, respectively.


(4)  Accounts Receivable

     At June 30, 2000 and 1999, accounts receivable consisted of (in thousands):

                                                       2000        1999
          -------------------------------------------------------------------

                    U.S. government contracts:
                    Billed                            $  18,506   $ 10,523
                    Unbilled                              3,400      2,661
          -------------------------------------------------------------------

                    Total U.S. government contracts      21,906     13,184
          -------------------------------------------------------------------

                    Commercial contracts:
                    Billed                                1,612      3,481
                    Unbilled                              2,280        806
          -------------------------------------------------------------------

                    Total commercial contracts            3,892      4,287
          -------------------------------------------------------------------

                    Total accounts receivable         $  25,798   $ 17,471
          -------------------------------------------------------------------

          The Company anticipates collecting substantially all receivables within one year.

          The accuracy and appropriateness of the Company's direct and indirect costs and expenses under its government contracts, and therefore its accounts receivable recorded pursuant to such contracts, are subject to extensive regulation and audit, including by the U.S. Defense Contract Audit Agency or by other appropriate agencies of the U.S. government. Such agencies have the right to challenge the Company's cost estimates or allocations with respect to any government contract. Additionally, a substantial portion of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies. In the opinion of management, any adjustments likely to result from inquiries or audits of its contracts would not have a material adverse impact on the Company's financial condition or results of operations.


(5)   Acquisitions

     Johnson Engineering

          On July 1, 1998, the Company paid approximately $24.7 million, including transaction costs, to acquire all of the capital stock of Johnson Engineering Corporation ("JE"). The business combination has been accounted for using the purchase method under Accounting Principles Board Opinion No. 16, Business Combinations, (APB Opinion 16). The purchase price has been allocated to the assets and liabilities acquired based on estimates of fair value as of the date of acquisition. Based on the allocation of the net assets acquired, goodwill of approximately $23.4 million was recorded. Such goodwill is being amortized on a straight-line basis over 25 years. The purchase price has been allocated as follows (in thousands):


                  Cash                                         $       0
                  Prepaid and other current assets                   306
                  Accounts receivable, net                         8,366
                  Inventory                                            5
                  Property, plant and equipment, net                 446
                  Other assets                                       622
                  Goodwill                                        23,362
                  Current liabilities                             (7,434)
                  Accrued contract costs                            (928)
                                                          ---------------
                  Total purchase price                         $  24,745
                                                          ===============


          The following represents unaudited pro forma combined results of operations as if the acquisition of JE had occurred as of July 1, 1997, (in thousands, except per share data):

                                                                Year ended
                                                               June 30, 1998
                                                                (unaudited)
     ---------------------------------------------------------------------------
     Revenue                                                     $ 116,266
     Gross profit                                                   34,280
     Net income                                                      9,251
     ---------------------------------------------------------------------------

     Net income per common share - basic                         $    0.83
     Net income per common share - diluted                       $    0.82
     ---------------------------------------------------------------------------

          During the year ended June 30, 2000, the amount of goodwill ascribed to the acquisition was reduced by $1.2 million as certain escrow funds were returned to the Company.

     The Space Store

          On June 28, 2000, the Company paid approximately $0.2 million, including transaction costs, to acquire all of the capital stock of The Space Store. The business combination has been accounted for using the purchase method under APB Opinion 16. The purchase price has been allocated to the assets and liabilities acquired based on estimates of fair value as of the date of acquisition. Based on the allocation of the net assets acquired, goodwill of approximately $0.2 million was recorded. Such goodwill is being amortized on a straight-line basis over 5 years. Historical results of operations of The Space Store are insignificant. The Space Store is a wholly owned subsidary of SMI. The Space Store is involved in e-commerce and sells space related items.

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

          In August 1996, the Company's credit agreement was amended. In exchange for the full satisfaction of the Company's term loans with the various insurance companies, the Company paid the insurance companies $2.5 million and agreed to pay an additional $2.0 million under a new non-interest-bearing term loan. As of June 30, 2000, the remaining balance due under the term loan is due in installments of $0.33 million on each of August 1, 2000 and 2001.

          In conjunction with a payment in December 1998 of certain principal of notes payable due to Alenia Spazio S.p.A., (note 7), the annual interest rate on the outstanding balances under the credit agreement was amended to be 8.25 percent per year. Aggregate interest cost incurred on the debts due under the credit agreement was approximately $57,000 and $40,000 for the years ended June 30, 2000 and 1999, respectively.

(7)  Convertible Notes Payable to Shareholder

          The Company issued subordinated notes for a portion of the amount due to Alenia Spazio S.p.A. (Alenia), a shareholder, under a previously completed construction contract for the Company's flight modules. In December 1998, the Company amended its agreement with Alenia Spazio S.p.A. relative to the subordinated notes payable with a then outstanding principal balance of $11.9 million due in August 2001. In exchange for payment of $4.0 million, Alenia agreed to waive the interest payment due for the quarter ended December 31, 1998 and to reduce the annual interest rate on the subordinated notes from 12 to 10 percent on the outstanding balance as of January 1, 1999. In addition, Alenia may elect to convert, in whole or part, the remaining principal amount into equity, on terms and conditions to be agreed with the Company.

          The subordinated notes had aggregate outstanding balances of $7.9 million at June 30, 2000. The notes bear interest at an annual rate of 10 percent. No amount of principal or accrued interest on the notes is due until all amounts under the amended and restated credit agreement due to the various insurance companies (note 6) are repaid. As such, all principal payments are due under these notes on August 1, 2001. However, during the year ended June 30, 1998, the Company began paying interest quarterly. The Company paid $0.8 million and $0.4 million of interest during the year ended June 30, 2000 and 1999, respectively.

(8)  Other Debt

     Revolving Loan Payable

          On June 16, 1997, the Company entered into a $10.0 million revolving loan payable line of credit agreement with a financial institution. Outstanding balances on the line of credit accrue interest at either the lender's prime rate or a LIBOR-based rate. Certain assets of the Company collateralize this loan. The agreement expired on August 31, 2000. Through June 30, 2000, the Company has drawn $4.5 million against the line of credit.

          On August 9, 2000, the Company entered into a $15 million revolving credit facility with a financial institution that provides a working capital line of credit with a letter of credit sub-limit of $10.0 million. This new credit facility replaced the current $10 million revolving line of credit. Certain assets of the Company collateralize the new credit facility. The term of the agreement is through August 2003.

     Loans Payable

          On July 14, 1997, the Company's subsidiary, Astrotech, entered into a credit facility for loans of up to $15.0 million with a financial institution. The term of the agreement is through July 13, 2002. This loan is collateralized by the assets of Astrotech and certain other assets of the Company, and is guaranteed by the Company. Interest accrues at LIBOR plus three percent. Principal and interest are payable on a quarterly basis. In April 1999, the Company borrowed an additional $1.0 million under this credit facility with the same terms, conditions and expiration date of the original loan. Principal payments of $3.1 million are due in the year ended 2001, 2002, and principal payments of $1.4 million are due in FY 2003. At June 30, 2000, the Company had an outstanding balance of $7.6 million under this credit facility and accrued interest of $0.3 million.

               For the years ended June 30, 2000 and 1999, the Company was in breach of certain loan covenants of the loan payable and the revolving loan. The covenant for the revolving loan was waived through its term and the covenant on the loan payable was waived for the year ended June 30, 2000 and amended on a going forward basis. The New Credit Facility also contains certain financial covenants. Although there can be no assurances, the Company believes it will be in compliance with the amended covenants of the term loan and new credit facility during the year ended June 30, 2001.

         Convertible Subordinated Notes

               In October 1997, the Company completed a private placement offering for $63.25 million of aggregate principal of unsecured 8 percent Convertible Subordinated Notes due 2007. Interest is payable semi-annually. The notes are convertible into the common stock of the Company at a rate of $13.625 per share. This offering provided the Company with net proceeds of approximately $59.9 million to be used for capital expenditures associated with the development and construction of space related assets and for other general corporate purposes.

   (9)   Fair Value of Financial Instruments

               The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of June 30, 2000 and 1999 in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments (in thousands):

                                                             June 30, 2000              June 30, 1999
                                                      ------------------------   ---------------------------
                                                        Carrying        Fair       Carrying          Fair
                                                         Amount         Value       Amount           Value
         ---------------------------------------------------------------------------------------------------
         Financial liabilities:
              Loans payable under
                credit agreement                       $    667           579      $  1,000          920
              Notes payable to shareholder                7,860         7,860         7,860        7,860
              Loans payable under credit facility         7,583         7,583        10,159       10,159
              Convertible notes payable                  63,250        44,908        63,250       50,600
         ---------------------------------------------------------------------------------------------------

               The fair value of the Company's long-term debt is based on quoted market price or is estimated based on the current rates offered to the Company for debt of similar remaining maturities and other terms. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair market value because of the relatively short duration of these instruments.

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

               During the year ended June 30, 1998, the Company recognized $39.0 million of revenue under the Mir contract. Work under the Mir contract, as amended, was completed with its final mission in June 1998.

         Research and Logistics Module Services Contract

               On December 21, 1997, the Company entered into the REALMS Contract to provide to NASA its flight modules and related integration services over three missions at an aggregate fixed price of $44.9 million. This contract provides for NASA to use the flight modules for both science and logistics missions. During the period from December 21, 1997 to June 30, 2000 , this contract was amended whereby the REALMS contract value was increased to $100.8 million and the number of missions were increased to six.

               During the years ended June 30, 2000, 1999 and 1998, the Company recognized $33.3 million, $28.2 million and $14.3 million of revenue, respectively, under this contract.

         Flight Crew Systems Development Contract ("FCSD")

               ES primarily operates under NASA's FCSD Contract which is currently a $332.5 million multi-task cost plus-award and incentive fee contract. The contract commenced in May 1993 and is scheduled to conclude in April 2001. NASA has notified the Company that it plans to exercise it's option to extend certain tasks for an additional year through April 2002. The additional contract value of the tasks is estimated to be approximately $54.5 million. ES performs several critical services for NASA including flight crew support services, operations, training and fabrication of mockups at NASA's Neutral Buoyancy Laboratory and at NASA's Space Vehicle Mockup Facility, where astronauts train for both Space Shuttle and ISS missions. ES also designs and fabricates flight hardware, such as flight crew equipment and crew quarters habitability outfitting as well as providing stowage integration services. ES is also responsible for configuration management of the ISS.

               During the years ended June 30, 2000 and 1999 the Company recognized $57.9 million and $57.7 million of revenue, respectively, under this contract.

  (11)   Stockholder Rights Plan

               On March 26, 1999, the Board of Directors adopted a Stockholder Rights Plan designed to deter coercive takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. A dividend of one preferred share purchase right (a "Right") was declared on every share of Common Stock outstanding on April 9, 1999. Each Right under the Plan entitles the holder to buy one one-thousandth of a share of a new series of junior participating preferred stock for $35. If any person or group becomes the beneficial owner of 15 percent or more of common stock (with certain limited exceptions), then each Right (not owned by the 15 percent stockholder) will then entitle its holder to purchase, at the Right's then current exercise price, common shares having a market value of twice the exercise price. In addition, if after any person has become a 15 percent stockholder, and is involved in a merger or other business combination transaction with another person, each Right will entitle its holder (other than the 15 percent stockholder) to purchase, at the Right's then current exercise price, common shares of the acquiring company having a value of twice the Right's then current exercise price. The rights were granted to each shareholder of record on April 9, 1999. At any time before a person or group acquires a 15% position, the Company generally will be entitled to redeem the Rights at a redemption price of $0.01 per Right. The Rights will expire on April 9, 2009.

(12)     Common Stock Option and Stock Purchase Plans

               As of June 30, 2000, approximately 1,579,592 shares of common stock were reserved for future grants of stock options under the Company's three stock option plans.

         Non-qualified Options

               Non-qualified options are granted at the sole discretion of the Board of Directors. Prior to the adoption of the 1994 Stock Incentive Plan (the "1994 Plan"), stock options granted to the Company's officers and employees were part of their employment contract or offer. The number and price of the options granted was defined in the employment agreements and such options vest incrementally over a period of four years and generally expire within ten years of the date of grant.

         The 1994 Plan

               Under the terms of the 1994 Plan, the number and price of the options granted to employees is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant.

         The Directors' Stock Option Plan

               Prior to an amendment on October 21, 1997, each non-employee member of the Board of Directors was annually granted options to purchase 5,000 shares of common stock at exercise prices equal to the fair market value on the date of grant. Subsequent to the amendment, each non-employee member of the Board of Directors received a one-time grant of an option to purchase 10,000 shares of common stock. Further, each new non-employee director after the amendment date receives a one-time grant of an option to purchase 10,000 shares. In addition, effective as of the date of each annual meeting of the Company's stockholders on or after the effective date, each non-employee director who is elected or continues as a member of the Board of Directors of the Company shall be awarded an option to purchase 5,000 shares of common stock. Options under the Director's Plan vest after one year and expire seven years from the date of grant.

         1997 Employee Stock Purchase Plan

               During the year ended June 30, 1998, the Company adopted an employee stock purchase plan that permits eligible employees to purchase shares of common stock of the Company at prices no less than 85 percent of the current market price. Eligible employees may elect to participate in the plan by authorizing payroll deductions from one percent to ten percent of gross compensation for each payroll period. On the last day of each quarter, each participant's contribution account is used to purchase the maximum number of whole and fractional shares of common stock determined by dividing the contribution account's balance by the lesser of 85 percent of the price of a share of common stock on the first day of the quarter or the last day of a quarter. The number of shares of common stock that may be purchased under the plan is 1,500,000. Through June 30, 2000, employees have purchased 189,000 shares under the plan.

         Space Media, Inc. Stock Option Plan

               During the year ended June 30, 2000, Space Media, Inc., a majority owned subsidiary of the Company, adopted an option plan ("SMI Plan") for employees, officers, directors and consultants of Space Media, Inc. Under the terms of the SMI Plan, 1,500,000 shares have been reserved for future grants for which the number and price of the options granted is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. At June 30, 2000, there were 1,000,000 options issued and outstanding under the SMI Plan at a weighted average exercise price of $1.00. The options vest equally over a four year period and have a life of 10 years. There were no shares exercisable as of June 30, 2000.

         Stock Option Activity Summary

               The following table summarizes the Company's stock option plans, excluding the SMI plan:

                                   Non-qualified Options             1994 Plan                Directors' Plan
                                 ---------------------------  -------------------------   -------------------------
                                                  Weighted                   Weighted                    Weighted
                                                  Average                    Average                     Average
                                    Shares        Exercise      Shares       Exercise       Shares       Exercise
                                  outstanding      Price      Outstanding     Price       Outstanding     price
-------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 1997           439,986    $   12.01     1,233,223    $    8.20         50,000    $    7.00
     Granted                            10,000        10.13       257,338        11.00        145,000        10.92
     Exercised                               -            -         3,725        10.02          5,000        10.13
     Forfeited                         149,941        12.16         8,583        11.96              -            -
-------------------------------------------------------------------------------------------------------------------

Outstanding at June 30, 1998           300,045    $   12.33     1,478,253    $    8.62        190,000    $    9.99
     Granted                           300,000        14.00       572,713        11.69         50,000         7.00
     Exercised                               -            -         1,070         9.69              -            -
     Forfeited                         106,241        12.00       140,670         9.16              -            -
-------------------------------------------------------------------------------------------------------------------

Outstanding at June 30, 1999           493,804    $   13.42     1,909,226    $    9.50        240,000    $    9.37
     Granted                                 -            -     1,034,674         5.10         35,000         4.13
     Exercised                               -            -             -            -              -            -
     Forfeited                          95,831        12.39       360,287         7.06              -            -
-------------------------------------------------------------------------------------------------------------------

Outstanding at June 30, 2000           397,973    $   13.66     2,583,613    $    8.05        275,000    $    8.70
-------------------------------------------------------------------------------------------------------------------

Options exercisable at:

     June 30, 1998                     295,978    $   12.17       983,620    $    8.55         45,000    $    7.00
     June 30, 1999                     191,770        12.39     1,072,121         8.56        190,000         9.99
     June 30, 2000                     397,973        13.66     1,423,660         8.58        240,000         9.37

Weighted-average fair value at
date of grant during the fiscal
period ended

         June 30, 1998                  10,000    $    4.25       257,338    $    3.83        145,000    $    3.43
         June 30, 1999                 300,000         3.12       572,713         4.50         50,000         2.21
         June 30, 2000                       -            -     1,034,674         3.02         35,000         1.87
-------------------------------------------------------------------------------------------------------------------

               The following table summarizes information about the Company's stock options outstanding at June 30, 2000:

                                              Options outstanding                       Options exercisable
                                     ----------------------------                   -----------------------
                                                        Weighted-
                                                          Average    Weighted-                    Weighted-
                                                        Remaining      Average                      Average
                                            Number    Contractual     Exercise          Number     Exercise
        Range of exercise prices        Outstanding  life (years)        price     exercisable        Price
        ---------------------------------------------------------------------------------------------------
        $  24.00                              6,100          2.25      $ 24.00           6,100     $  24.00
        $ 10.625 - $ 14.50                1,389,149          4.74        12.37       1,004,202        12.67
        $   4.75 - $10.125                1,826,337          5.57         6.70       1,051,331         6.11
        $  4.125                             35,000          9.29         4.13               -         4.13
        ---------------------------------------------------------------------------------------------------

        $   4.125  -$24.00                3,256,586          5.25      $  9.67       2,061,633     $   8.79
        ===================================================================================================


               The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, as all options have been granted at exercise prices equal to the fair market value as of the date of grant, no compensation cost has been recognized under these plans in the accompanying consolidated financial statements. Had compensation cost been determined consistent with SFAS 123, the Company's net income
         (loss) and earnings (loss) per common share would have been reduced (increased) to the pro forma amounts indicated below (in thousands, except per share data):


                                                            Year Ended       Year Ended        Year Ended
                                                         June 30, 2000    June 30, 1999     June 30, 1998
         ------------------------------------------------------------------------------------------------
         Net income (loss):
              As reported                                    $ (3,844)        $ (2,589)           $ 9,604
              Pro forma                                        (4,996)          (4,424)             8,772
         ================================================================================================

         Net income (loss) per share - basic:
              As reported                                    $  (0.34)        $  (0.23)           $  0.86
              Pro forma                                         (0.44)           (0.40)              0.79
         ================================================================================================

               The fair value of each option granted and each employee stock purchase right is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal years 2000, 1999 and 1998, respectively: 0.0 percent dividend growth; expected volatility ranging from 35 percent to 50 percent; risk-free interest rates ranging from 5.68 percent to 7.875 percent; and expected lives ranging from three months to seven years.

               The effects of compensation cost as determined under SFAS 123 on pro forma net income (loss) in years ended June 30, 2000, 1999 and 1998 may not be representative of the effects on pro forma net income (loss) in future periods.

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

  (13)   Income Taxes

               The components of income tax expense (benefit) are as follows (in thousands):

                                                                       Years ended June 30,
                                                        ---------------------------------------------------
                                                             2000              1999             1998
         --------------------------------------------------------------------------------------------------
         Current:
              Federal                                   $         -      $    (1,447)      $         -
              State and local                                     -               15                 -
         --------------------------------------------------------------------------------------------------

                                                                  -           (1,432)                -
         --------------------------------------------------------------------------------------------------

         Deferred:
              Federal                                        (1,477)             847             2,148
              State and local                                  (285)              86               379
         --------------------------------------------------------------------------------------------------

                                                             (1,762)             933             2,527
         --------------------------------------------------------------------------------------------------

         Income tax expense (benefit)                   $    (1,762)     $      (499)      $     2,527
         ==================================================================================================

               A reconciliation of the expected amount of income tax expense (benefit), calculated by applying the statutory federal income tax rate of 34 percent to income (loss) before income taxes, to the actual amount of income tax expense (benefit) recognized follows (in thousands):

                                                                     Years ended June 30,
                                                    -------------------------------------------------------
                                                             2000                1999           1998
         --------------------------------------------------------------------------------------------------
         Expected expense (benefit)                     $  (1,906)         $   (1,050)      $   4,241
         Change in valuation allowance                         43                 169          (2,058)
         State income tax                                    (188)                (15)            299
         Other non-deductibles, primarily goodwill
            amortization                                      289                 397              45
         --------------------------------------------------------------------------------------------------
         Income tax expense (benefit)                  $   (1,762)         $     (499)      $   2,527
         ==================================================================================================

               The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2000 and 1999 are presented below (in thousands):

                                                                            2000               1999
         --------------------------------------------------------------------------------------------------
         Deferred tax assets:
              Net operating loss carryforwards                           $  10,472          $   7,863
              General business credit carryforwards                          2,170              2,189
              Alternative minimum tax credit carryforwards                   3,292              3,292
              Capitalized research and development costs                       110                270
              Capitalized start-up and organization costs                      751                  -
              Other                                                            999                900
         --------------------------------------------------------------------------------------------------

         Total gross deferred tax assets                                    17,794             14,514

         Less - valuation allowance                                           (212)              (169)
         --------------------------------------------------------------------------------------------------

         Net deferred tax assets                                            17,582             14,345
         --------------------------------------------------------------------------------------------------

         Deferred tax liabilities:
              Property and equipment, principally due to
                  differences in depreciation                               18,550             16,700
              Other                                                            115                487
         --------------------------------------------------------------------------------------------------

         Total gross deferred tax liabilities                               18,665             17,187
         --------------------------------------------------------------------------------------------------

         Net deferred tax liabilities                                    $  (1,083)         $  (2,842)
         ==================================================================================================

               As of June 30, 2000, current deferred tax assets of $997,000 are included in prepaid expenses and other current assets in the accompanying balance sheet.

               The net changes in the total valuation allowance for the years ended June 30, 2000, 1999 and 1998 were an increase of $43,000, $0.2 million and a decrease of $2.1 million, respectively.

               At June 30, 2000, the Company had accumulated net operating losses of approximately $26.2 million for Federal income tax purposes which are available to offset future regular taxable income. These operating loss carryforwards expire between the years 2007 and 2020. Utilization of these net operating losses may be subject to limitations in the event of significant changes in stock ownership of the Company.

               Additionally, the Company has approximately $2.2 million and $3.3 million of research and experimentation and alternative minimum tax credit carryforwards, respectively, available to offset future regular tax liabilities. The research and experimentation credits expire between the years 2001 and 2008; the alternative minimum tax credits carryforward indefinitely.

               In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets are realizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of projected future regular taxable income over the periods, which the deferred tax assets are deductible, management believes that the Company will realize the benefits of these deductions. As of June 30, 2000, the Company provided a valuation allowance of $212 thousand against deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future regular taxable income during the carryforward period are reduced.

  (14)   Net Income (Loss) Per Share

               The following are reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the years ended June 30, 2000, 1999 and 1998 (in thousands, except share data):

                                                                            Per common           Assuming
                                                                                 share           Dilution
           ----------------------------------------------------------------------------------------------
           Year Ended June 30, 2000
           Net loss                                                      $      (3,844)    $       (3,844)
           Net loss, as adjusted                                         $      (3,844)    $       (3,844)
           ----------------------------------------------------------------------------------------------
           Weighted average outstanding common shares                       11,272,767         11,272,767
           Adjusted shares                                                  11,272,767         11,272,767
           ----------------------------------------------------------------------------------------------
           Year Ended June 30, 1999
           Net loss                                                      $      (2,589)    $       (2,589)
           Net loss, as adjusted                                         $      (2,589)    $       (2,589)
           ----------------------------------------------------------------------------------------------
           Weighted average outstanding common shares                       11,184,742         11,184,742
           Adjusted shares                                                  11,184,742         11,184,742
           ----------------------------------------------------------------------------------------------
           Year Ended June 30, 1998
           Net income                                                    $       9,604     $        9,604
           Assuming conversion of convertible subordinated notes         $           -     $        2,625
           ----------------------------------------------------------------------------------------------
           Net income, as adjusted                                       $       9,604     $       12,229
           ----------------------------------------------------------------------------------------------
           Weighted average outstanding common shares                       11,154,271         11,154,271
           Outstanding stock options                                                 -            269,898
           Assuming conversion of convertible subordinated notes                     -          3,147,109
           ----------------------------------------------------------------------------------------------
           Adjusted shares                                                  11,154,271         14,571,278
           ----------------------------------------------------------------------------------------------

               Options and warrants to purchase 899,131 shares of common stock, at prices ranging from $7.50 to $24.00 per share were outstanding for the year ended June 30, 1998. These were not included in the computations of diluted earnings per share because the options' and warrants' exercise prices were greater than the average market price of the common shares during the years ended June 30, 1998.

               All options and warrants to purchase shares of common stock were excluded from the computations of diluted earnings (loss) per share for the years ended June 30, 2000 and 1999, because the impact of such options and warrants is anti-dilutive.

  (15)   Employee Benefit Plan

               The Company has a defined contribution retirement plan, which covers all employees and officers. For the years ended June 30, 2000, 1999 and 1998, the Company contributed $1.5 million, $0.8 million and $0.1 million, respectively, to the plan. The Company has the right, but not the obligation, to make contributions to the plan in future years at the discretion of the Company's Board of Directors.

  (16)   Commitments

         Integration and Operations Contracts

               On August 13, 1997, the Company initiated a letter agreement with The Boeing Company ("Boeing"), a major subcontractor and shareholder, for standard integration and operation services to the Company for future missions that were not already provided for under its contract for missions to the Mir Space Station. In August 1998, this letter agreement became a cost plus incentive fee contract whereby Boeing will provide integration and operations services required to successfully complete four research missions (one single module mission and three double module missions) and five logistics double module missions. Additionally, there are several tasks that are separately priced to yield a contract value of up to $129.2 million. As of June 30, 2000, $27.6 million has been incurred under this commitment.

         Module Construction Contracts

               During the year ended June 30, 1997, the Company entered into a $36.8 million cost-plus-fee contract with Boeing to construct a new research module with associated double module hardware. The Company has taken initial delivery of the module and is in the process of completing its construction which is expected to be completed in September of fiscal year 2001. The Company has incurred approximately $43.0 million in construction costs through June 30, 2000. The Company is in the process of negotiating a revised contract with Boeing relative to the research double module.

               During the year ended June 30, 1999, the Company entered into a $4.6 million letter agreement with Boeing to initiate activities to support the fabrication of an adaptable double module. The letter contract period of performance is through August 2000. The Company plans to extend the letter agreement. The Company has incurred $3.9 million in costs through June 30, 2000.

         Leases

               The Company is obligated under capital leases for equipment and noncancelable operating leases for equipment, office space, storage space, and the land for a payload processing facility. Future minimum payments under these capital leases and noncancelable operating leases are as follows (in thousands):

                                                                                      Capital     Operating
         Year ending June 30,                                                          Leases        Leases
         ---------------------------------------------------------------------------------------------------
         2001                                                                         $    58     $   2,497
         2002                                                                              28         2,465
         2003                                                                              18         2,054
         2004                                                                              17           866
         2005 and thereafter                                                                -         5,481
         --------------------------------------------------------------------------------------------------

                                                                                          121     $  13,363
                                                                                                  =========
         Less:  amount representing interest between 9% and 12%                           (20)
         ------------------------------------------------------------------------------------

         Present value of net minimum capital lease payments                          $   101
         ====================================================================================

               Rent expense for the years ended June 30, 2000, 1999 and 1998 was approximately $2.1 million, $2.2 million and $0.5 million, respectively.

(17)     Segment information

               Based on its organization, the Company operates in four business segments; Astrotech, ES, SMI and SPACEHAB. Astrotech, acquired in February 1997, provides payload processing facilities to serve the satellite manufacturing and launch services industry. Astrotech currently provides launch site preparation of flight ready satellites to major U.S. space launch companies and satellite manufacturers. ES is primarily engaged in providing engineering services and products to the Federal Government and NASA, primarily under the FCSD Contract. SMI was established in April 2000, to provide proprietary content from the ISS for broadcast and Internet distribution. SPACEHAB was founded to commercially develop space habitat modules to operate in the cargo bay of the Space Shuttles. SPACEHAB provides access to the modules and integration and operations support services for both NASA and commercial customers.

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

                 The accounting policies of the segments are the same as those described in the summary of significant accounting policies, see note 2. Information about the Company's segments is as follows:

                                                           (in thousands)
Year Ended June 30, 2000:                                        Net           Depreciation
                                              Pre-Tax           Fixed              And
                              Revenue      Income (loss)       Assets          Amortization
                           --------------------------------------------------------------------
SPACEHAB                        $ 39,871          $  (928)        $129,709               $5,702
Astrotech                          7,583           (2,944)          25,975                  983
ES                                58,254              108            3,000                1,537
SMI                                    -           (1,842)               -                    -
                           --------------------------------------------------------------------
                                $105,708          $(5,606)        $158,684               $8,222
                           ====================================================================

Year Ended June 30, 1999:                                        Net           Depreciation
                                              Pre-Tax           Fixed              And
                              Revenue      Income (loss)       Assets          Amortization
                           --------------------------------------------------------------------
SPACEHAB                        $ 39,477          $(2,925)        $109,912               $4,689
Astrotech                          9,845             (505)          20,625                1,164
ES                                58,398              342            1,647                1,164
SMI                                    -                -                -                    -
                           --------------------------------------------------------------------
                                $107,720          $(3,088)        $132,184               $7,017
                           ====================================================================

Year ended June 30, 1998:                                        Net           Depreciation
                                              Pre-Tax           Fixed              And
                              Revenue         Income           Assets          Amortization
                           --------------------------------------------------------------------
SPACEHAB                        $ 53,262          $10,308         $ 92,815               $4,413
Astrotech                         10,825            1,823           19,773                1,174
ES                                     -                -                -                    -
SMI                                    -                -                -                    -
                           --------------------------------------------------------------------
                                $ 64,087          $12,131         $112,588               $5,587
                           ====================================================================

(18)     Convertible Preferred Stock

               On August 2, 1999, Astrium, a shareholder, purchased an additional $12.0 million equity stake in SPACEHAB representing 1,333,334 shares of Series B Senior Convertible Preferred Stock. Under the agreement, Astrium purchased all of SPACEHAB's 975,000 authorized and unissued shares of preferred stock. At the annual stockholders meeting held on October 14, 1999, the shareholders approved the proposal to increase the number of authorized shares of preferred stock to 2,500,000, in order to complete the transaction with Astrium, allowing them to purchase the additional 358,334 preferred shares. The preferred stock purchase increased Astrium's voting interest in SPACEHAB to approximately 11.5 percent. The Series B Senior Convertible Preferred Stock is: convertible at the holders' option on the basis of one share of preferred stock for one share of common stock, entitled to vote on an "as converted" basis the equivalent number of shares of common stock and has preference in liquidation, dissolution or winding up of $9.00 per preferred share. No dividends are payable on the convertible preferred shares.

(19)     Investment in Guigne

               During June 1998, the Company entered into a joint venture agreement with Guigne Technologies Limited ("GTL"), a Canadian company, for the purpose of developing, fabricating, marketing and selling of SpaceDRUMS services, a containerless processing facility intended to be deployed on the ISS. In accordance with the joint venture agreement, the Company had contributed, in exchange for a 50 percent interest in the joint venture, an aggregate of $2.0 million of working capital to the joint venture through December 1999. The Company's contributions were made in the form of an unsecured non-interest bearing note. The joint venture has entered into contracts with an aggregate value of $6.9 million for the lease of the SpaceDRUMS facility with an unrelated party.

               The joint venture agreement contained an option whereby the Company could exchange its interest in the joint venture and the $2.0 million note for a common equity interest in Guigne Inc. ("GI"), the ultimate parent of GTL. In accordance with the terms of the joint venture agreement, in December 1999 the Company notified GI of its intention to exercise its option. Under the option, the equity interest obtained in GI was determined by dividing the $2.0 million contributed by the Company by the fair market value of GI, as determined by independent appraisal, at the date of exchange. However, such equity interest could not exceed 19% of the outstanding equity of GI. The independent appraisal and conversion were finalized subsequent to June 30, 2000, with an effective date of January 1, 2000, and resulted in the Company obtaining a 15% common equity interest in GI. In addition, the Company is entitled to one seat on GI's seven-member board of directors, but does not have significant influence over the operational and financial policies of GI. Accordingly, the Company will account for its investment in GI on the cost method. Upon the exchange, the joint venture was dissolved and all property, rights, assets and liabilities of the joint venture became the property, rights, assets and liabilities of GI.

               The Company did not have the ability to exclusively control the operational and financial policies of the joint venture, although the Company did exert significant influence and as such recognized its investment in the joint venture prior to the exchange using the modified equity method of accounting. During the year ended December 31, 1999, no revenues and no expenses were recognized by the joint venture. During the quarter ended December 31, 1999, at the time of the Company's exercise of its option, the Company recognized a $0.2 million valuation allowance against its investment in GI based on the Company's estimate of the fair value of GI.

(20)     Summary of Selected Quarterly Financial Data (Unaudited)

               The following is a summary of selected quarterly financial data for the previous three fiscal years (in thousands, except per share data):

                                                                            Three months ended
                                                     ------------------------------------------------------------------
                                                       September 30        December 31        March 31         June 30
------------------------------------------------------------------------------------------------------    -------------
Year ended June 30, 2000
Revenue                                                     $25,978           $ 26,011         $25,057         $28,662
Income (loss) from operations                                (2,087)            (1,239)            111             720
Net income (loss)                                            (1,959)            (1,272)           (635)             22

Net income (loss) per share - basic                           (0.17)             (0.11)          (0.06)           0.00
Net income (loss) per share - diluted                         (0.17)             (0.11)          (0.06)           0.00
--------------------------------------------------------------------------------------    ----------------------------
Year ended June 30, 1999
Revenue                                                     $28,273           $ 23,634         $26,693         $29,120
Income (loss) from operations                                 2,151             (2,007)            338            (280)
Net income (loss)                                               413             (1,851)           (541)           (610)

Net income (loss) per share - basic                            0.04              (0.17)          (0.05)          (0.05)
Net income (loss) per share - diluted                          0.04              (0.17)          (0.05)          (0.05)
----------------------------------------------------------------------------------------------------------------------
Year ended June 30, 1998
Revenue                                                     $ 2,537           $ 17,756         $18,997         $24,797
Income (loss) from operations                                (5,685)             5,833           5,214           7,335
Net income (loss)                                            (5,654)             5,727           4,891           4,640

Net income (loss) per share - basic                           (0.51)              0.51            0.44            0.42
Net income (loss) per share - diluted                         (0.51)              0.43            0.37            0.35
----------------------------------------------------------------------------------------------------------------------

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     (A)(I) Previous Independent Accountants

     (i) On September 7, 2000, SPACEHAB, Incorporated (the "Company") dismissed KPMG LLP as the independent public accountants of the Company.

     (ii) The reports of KPMG LLP on the financial statements of the Company for each of the past two fiscal years ended June 30, 2000 and 1999, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

     (iii) The decision to change accountants was recommended by the Audit Committee and approved by the Company's Board of Directors acting through its Executive Committee.

      (iv) During the Company's two most recent fiscal years and through September 7, 2000, the Company has had no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG LLP would have caused it to make reference to the subject matter of the disagreements in its report on the financial statements of the Company for such years.

     (v) During the Company's two most recent fiscal years and through September 7, 2000, the Company has had no reportable events (as defined in Item 304(a)(I)(v) of Regulation S-K).

     (A)(2) The Board of Director of the Company has approved the appointment of Ernst & Young LLP as its new independent accountants for the fiscal year ended June 30, 2001, subject to stockholder ratification.

     (i) and (ii) Prior to the engagement of Ernst & Young, LLP, the Company had not consulted with Ernst & Young LLP during its two most recent fiscal years and through the date of this report in any matter regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and any written report provided to the Company nor was oral advice provided that Ernst & Young LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was the subject of either a disagreement or a reportable event described in Paragraph (a)(v) above.

     (A)(3) The Company has requested that KPMG LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made above. A copy of such letter will be filed as
Exhibit 16.1 to Form 8-K.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The information required by this item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 11.  Executive Compensation.

          The information required by this item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The information required by this item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 13.  Certain Relationships and Related Transactions.

          The information required by this item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

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

                                                                                                 Page
          Report of KPMG LLP, Independent Public Accountants...............................       19
          Consolidated Balance Sheets .....................................................       20
          Consolidated Statements of Operations ...........................................       21
          Consolidated Statements of Stockholders' Equity .................................       22
          Consolidated Statements of Cash Flows............................................       23
          Notes to Consolidated Financial Statements.......................................       24

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

3.        Exhibits.

Exhibit No.                          Description of Exhibit

3.1*           Amended and Restated Articles of Incorporation of the Company.

3.2 Designation of Rights, Terms and Preferences of Series A Junior Preferred Stock (see Exhibit 4.4 of this Report on Form 10-K).

3.3++ Designation of Rights, Terms and Preferences of Series B Senior Convertible Preferred Stock of SPACEHAB, Incorporated.

3.4 Articles of Amendment of SPACEHAB, Incorporated, including the Designation of Rights, Terms and Preferences of Additional Shares of Series B Senior Convertible Preferred Stock of SPACEHAB, Incorporated.

3.5*           Amended and Restated By-Laws of the Company.

4.1++ Designation of Rights, Terms and Preferences of Series B Senior Convertible Preferred Stock of the Registrant.

4.2++ Preferred Stock Purchase Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 2, 1999.

4.3++ Registration Rights Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 5, 1999.

4.4+ Rights Agreement, dated as of March 26, 1999, between the Registrant and American Stock Transfer & Trust Company. The Rights Agreement includes the Designation of Rights, Terms and Preferences of Series A Junior Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C.

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

10.13*//////   SPACEHAB, Incorporated 1995 Directors' Stock Option Plan (as
               amended and restated effective October 21, 1997).

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

10.52*// Office Building Lease Agreement, dated October 6, 1993, between Astrotech and the Secretary of the Air Force (Lease number SPCVAN -2-94-001).

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

10.73*////     Employment Agreement and Non-Interference Agreement dated January
               15, 1998, between the Company and David A. Rossi.

10.74*////     Amendment number 1 to Loan and Security Agreement dated December
               31, 1997, between the Company and First Union National Bank.

10.80*/////    CSA Contract, dated May 21, 1998, between the Registrant and the
               Canadian Space Agency.

10.81*/////    Gemini Office Building Lease Agreement, dated January 14, 1998, between the Registrant and Puget of Texas

10.82*/////    SHB98006, dated July 8, 1998, between the Registrant and Daimler-
               Benz Aerospace AG, Raumfahrt-Infrastuktur

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

10.86+++ Employment and Non-Interference Agreement dated July 1, 1998 between the Company and William A. Jackson

10.87+++ Employment and Non-Interference Agreement dated July 1, 1998 between the Company and Eugene A. Cernan

10.88+++ Employment and Non-Interference Agreement dated July 1, 1998 between the Company and W.T. Short

10.89+++ Modification S/A 14 to NAS9-97199 dated November 25, 1998, between the Company and NASA.

10.90++++      SPACEHAB, Incorporated 1994 Stock Incentive Plan (as amended and restated effective October 14, 1999).

10.92++++      Employment and Non-Interference Agreement, dated March 1, 1999, between the Company and Michael Kearney.

10.93++++      Contract No. NAS 9-18800 between NASA and Johnson Engineering dated April 28, 1993.

10.94++++      Cost Plus Incentive Fee Contract No. SHB 1014 dated August 14,
               1997 between the Boeing Company and the Registrant.

10.95++++      Amended and Restated Employment and Non-Interference Agreement,
               dated April 1, 1997, between the Company and Dr. Shelly A.
               Harrison, amended and restated as of January 15, 1999.

10.96++++      European Marketing Agreement between Intospace GmbH and the
               Registrant dated June 12, 1998.

10.97++++      Lease for property at 555 Forge River Dr. Suite #150, Webster, TX between Johnson Engineering and CD UP LP a wholly-owned subsidiary of Carey Diversified LLC, successor in interest to J.A. Billip Development Corporation dated April 30, 1993, as amended.

10.98++++      Lease for property at 18100 Upper Bay Road, Suite #208, Houston,
               TX between Johnson Engineering Corporation and Nassau Development
               Company, dated February 19, 1998.

10.99++++      Lease for property at 920, 926 and 928 Gemini Ave., Houston, TX under Standard Commercial Lease between Johnson Engineering
               Corporation and Lakeland Development dated February 1, 1998.

10.100++++     Lease for property at 300 D Street, SW, Suite #814, Washington,
               DC, between the Registrant and The Washington Design Center, LLC dated December 16, 1998.

10.101++++     Lease for property at 16850 Titan, Houston, TX between Johnson
               Engineering Corporation and Computer Extension Systems, Inc.
               dated August 1, 1999.

10.102++++     Agreement of Sale and Purchase of Leasehold Interest between
               Eastern American Technologies Corporation and Spacehab,
               Incorporated dated August 1997.

10.103*//////  SPACEHAB, Incorporated 1997 Employee Stock Purchase Plan.

10.104 Secured Promissory Note, dated March 30, 1999, between the Company and The CIT Group/Equipment Financing, Inc.

10.105 Amendment No 2 to Loan and Security Agreement, dated October 15, 1999 between the Company, First Union National Bank and certain other parties.

10.106+++++    Agreement between Astrotech Space Operations, Inc. and McDonnell
               Douglas Corporation, dated January 7, 2000.

10.107+++++    Agreement between Astrotech Space Operations, Inc. and Lockheed
               Martin Commercial Launch Services, Inc. dated January 24, 2000.

10.108 Amendment No. 3 to Loan and Security Agreement, dated January 31, 2000 between the Company, First Union National Bank and certain other parties.

10.109 Employment and Non-Interference Agreement, dated February 14, 2000, between the Company and Julia A. Pulzone.

10.110 Amendment No. 4 to Loan and Security Agreement, dated May 18, 2000 between the Company, First Union National Bank and certain other parties.

10.111 Third Amendment and Assignment of Industrial Real Estate Lease, and Consent to Assignment of Industrial Real Estate Lease, dated July 24, 2000, between the Company, American National Insurance Company and Pall Corporation.

10.112 Financing and Security Agreement, dated August 9, 2000, by and among Bank of America, N.A. and the Company, Johnson Engineering Corporation, Astrotech Space Operations, Inc. and Space Media, Inc.

21.*//         Subsidiary of the Registrant.

23.            Consent of KPMG LLP.

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

*////// Incorporated by reference to the Registrant's Definitive Proxy Statement, filed with the Securities and Exchange Commission on September 12, 1997.

+ Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 1999.

++ Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999.

+++ Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1998.

++++ Incorporated by reference to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission on September 17, 1999.

+++++ Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000.

   The following Reports on Form 8-K were filed by the Registrant during the period covered by this report.

          None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          SPACEHAB, Incorporated

                                          By:     /s/ Dr. Shelley A. Harrison
                                                  -----------------------------
                                                  Dr. Shelley A. Harrison
                                                  Chairman of the Board and
                                                  Chief Executive Officer

Date: September 12, 2000
                                          By:     /s/ Julia A. Pulzone
                                                  -----------------------------
                                                  Julia A. Pulzone
                                                  Vice President of Finance and
                                                  Chief Financial Officer

Date: September 12, 2000

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

/s/ Hironori Aihara                   Director    September 12, 2000
----------------------------------
Hironori Aihara

/s/ Melvin D. Booth                   Director    September 12, 2000
----------------------------------
Melvin D. Booth

/s/ Dr. Edward E. David, Jr.          Director    September 12, 2000
-------------------------------
Dr. Edward E. David, Jr.

/s/ Richard Fairbanks                 Director    September 12, 2000
-------------------------------
Richard Fairbanks

/s/ Josef Kind                        Director    September 12, 2000
-------------------------------
Josef Kind

/s/ Gordon S. Macklin                 Director    September 12, 2000
-------------------------------
Gordon S. Macklin

/s/ David A. Rossi                    Director    September 12, 2000
-------------------------------
David A. Rossi

/s/ James R. Thompson                 Director    September 12, 2000
-------------------------------
James R. Thompson

Guiseppe Viriglio                     Director    September 12, 2000
-------------------------------
Guiseppe Viriglio