Form 10-Q
period 2000-09-30
SPACEHAB INC \WA\
filed 2000-11-14
CIK 1001907

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
        For the quarterly period ended...............September 30, 2000


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


The number of shares of Common Stock outstanding as of the close of business on November 1, 2000:


                     Class                              Number of Shares Outstanding
                     -----                              ----------------------------
                     Common Stock                               11,374,245


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

                    SPACEHAB, INCORPORATED AND SUBSIDIARIES
                SEPTEMBER 30, 2000 QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS


PART 1 -  FINANCIAL INFORMATION                                                           Page
                                                                                          ----

  Item 1. Unaudited Condensed Consolidated Financial Statements

          Unaudited Condensed Consolidated Balance Sheets as of September 30, 2000 and
          June 30, 2000                                                                     3

          Unaudited Condensed Consolidated Statements of Operations for the three months
          ended September 30, 2000 and 1999                                                 4

          Unaudited Condensed Consolidated Statements of Cash Flows for the
          three months ended September 30, 2000 and 1999                                    5

          Notes to Unaudited Condensed Consolidated Financial Statements                    6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                         9

Item 3.   Quantitative and Qualitative Disclosure about Market Risk                        13


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                 14

PART 1:  FINANCIAL INFORMATION
Item 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SPACEHAB, INCORPORATED AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

(In thousands, except share data)                                             September 30,                      June 30,
                                                                                  2000                            2000
                                                                               (unaudited)
                                                                              -------------                      --------
                                       ASSETS
Cash and cash equivalents                                                        $  6,184                        $  6,949
Accounts receivable, net                                                           12,342                          25,798
Prepaid expenses and other current assets                                           2,515                           2,328
                                                                                 --------                        --------
     Total current assets                                                          21,041                          35,075
Property, plant, and equipment, net of
  Accumulated depreciation and amortization
  of $58,258 and $56,380, respectively                                            166,903                         158,684
Goodwill, net of accumulated amortization of $2,699 and $2,428,
  respectively                                                                     23,029                          23,301
Investment in Guigne, net                                                           1,800                           1,800
Other assets, net                                                                   7,440                           6,249
                                                                                 --------                        --------
     Total assets                                                                $220,213                        $225,109
                                                                                 ========                        ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Loans payable under credit agreement, current portion                       $    333                        $    333
     Loans payable, current portion                                                 3,126                           3,126
     Revolving loan payable                                                         4,650                           4,500
     Accounts payable & accrued expenses                                           20,129                          18,333
     Accrued subcontracting services                                                2,323                           1,999
     Deferred revenue                                                               4,250                           8,385
                                                                                 --------                        --------
          Total current liabilities                                                34,811                          36,676
Loans payable under credit agreement, net of current portion                            -                             333
Loans payable, net of current portion                                               3,588                           4,458
Convertible notes payable to shareholder                                            7,860                           7,860
Accrued contract costs                                                                411                             880
Deferred revenue                                                                    6,870                           6,870
Deferred income taxes                                                               2,080                           2,080
Convertible subordinated notes payable                                             63,250                          63,250
                                                                                 --------                        --------
          Total liabilities                                                       118,870                         122,407
Commitments and contingencies
Stockholders' equity:
     Series B Senior Convertible Preferred Stock (authorized 2,500,000 shares, issued and outstanding 1,333,334,
        liquidation preference of $12,000)                                         11,892                          11,892
     Common stock, no par value, authorized
        30,000,000 shares, issued and outstanding
        11,374,245 and 11,345,032 shares, respectively                             82,195                          82,074
     Additional paid-in capital                                                        16                              16
     Retained earnings                                                              7,240                           8,720
                                                                                 --------                        --------
          Total stockholders' equity                                              101,343                         102,702
                                                                                 --------                        --------
     Total liabilities and stockholders' equity                                  $220,213                        $225,109
                                                                                 ========                        ========

See accompanying notes to unaudited condensed consolidated financial statements.

                    SPACEHAB, INCORPORATED AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share data)

                                                        Three Months
                                                     Ended September 30,
                                                      2000         1999
                                                 -----------    -----------
Revenue                                          $    26,966    $    25,978
Costs of revenue                                      22,524         23,835
                                                 -----------    -----------
Gross profit                                           4,442          2,143

Operating expenses:
  Selling, general and administrative                  5,930          3,739
  Research and development                               114            491
                                                 -----------    -----------
    Total operating expenses                           6,044          4,230
                                                 -----------    -----------
    Loss from operations                              (1,602)        (2,087)
Interest expense, net of capitalized interest            812          1,163
Interest and other income, net                          (162)          (234)
                                                 -----------    -----------
   Loss before income taxes                           (2,252)        (3,016)
Income tax benefit                                      (772)        (1,057)
                                                 -----------    -----------
   Net loss                                      $    (1,480)   $    (1,959)
                                                 ===========    ===========
Basic loss per share:
Net loss per share - basic                       $     (0.13)   $     (0.17)
                                                 ===========    ===========
Shares used in computing net
  loss per share - basic                          11,345,353     11,229,960
                                                 ===========    ===========
Diluted loss per share:
Net loss per share - diluted                     $     (0.13)   $     (0.17)
                                                 ===========    ===========
Shares used in computing net
  loss per share - diluted                        11,345.353     11,229,960
                                                 ===========    ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                  SPACEHAB, INCORPORATED AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)
                                                                                     Three Months Ended September 30,
                                                                                           2000             1999
                                                                                     ------------       -------------
Operating activities:
  Net loss                                                                           $  (1,480)         $  (1,959)
  Adjustments to reconcile net loss to
    net cash provided by (used for) operating activities:
    Depreciation and amortization                                                        2,290              2,081
     Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                                        13,456               (306)
      Decrease (increase) in prepaid expenses and other current assets                    (187)              (512)
      Decrease (increase) in other assets                                               (1,331)              (949)
      Increase (decrease) in deferred flight revenue                                    (4,135)              (523)
      Increase (decrease) in accounts payable and
        accrued expenses                                                                (1,204)             4,896
      Increase (decrease) in accrued subcontracting services                               324             (5,059)
      Increase (decrease) in deferred taxes                                                  -                 67
                                                                                     ------------       -------------
           Net cash provided by (used for) operating activities                          7,733             (2,264)
                                                                                     ------------       -------------
Investing activities:
  Payments for flight assets under construction                                         (4,793)            (5,594)
  Payments for building under construction                                              (2,028)              (444)
  Purchases of property, equipment and leasehold improvements                             (745)            (1,231)
  Investment in joint venture                                                                -               (200)
                                                                                     ------------       -------------
          Net cash used for investing activities                                        (7,566)            (7,469)
                                                                                     ------------       -------------
Financing activities:
  Payment of loan payable                                                                 (870)              (781)
  Payment of note payable under credit agreement                                          (333)              (333)
  Proceeds from issuance of common stock                                                   121                123
  Proceeds from revolving line of credit                                                   150                  -
  Proceeds from issuance of preferred stock, net of expenses                                 -              8,688
                                                                                     ------------       -------------
          Net cash (used for) provided by financing activities                            (932)             7,697
                                                                                     ------------       -------------
          Net decrease in cash and cash equivalents                                       (765)            (2,036)
Cash and cash equivalents at beginning of period                                         6,949             21,346
                                                                                     ------------       -------------
Cash and cash equivalents at end of period                                           $   6,184          $   19,310
                                                                                     ============       =============


See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and subsidiaries ("SPACEHAB" or the "Company") as of September 30, 2000, and the results of their operations and cash flows for the three month periods ended September 30, 2000 and 1999. However, the consolidated financial statements are unaudited, and do not include
all related footnote disclosures.   Certain amounts presented for prior periods
have been reclassified to conform with the fiscal year 2001 presentation.

The consolidated results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year. The Company's results of operations have fluctuated significantly from quarter to quarter (see note 3). The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements appearing in the Company's Form 10-K for the year ended June 30, 2000.

2.  Earnings per Share:

The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for the three-month periods ended September 30, 2000 and 1999:

   (in thousands except per share data)            Basic         Diluted
                                                   -----         -------

   September 30, 2000
   Net loss                                     $    (1,480)   $    (1,480)
   Weighted average outstanding common shares    11,345,353     11,345,353
   ------------------------------------------------------------------------

   September 30, 1999
   Net loss                                     $    (1,959)   $    (1,959)
   Weighted average outstanding common shares    11,229,960     11,229,960
   ------------------------------------------------------------------------


Convertible notes payable outstanding as of September 30, 2000, convertible into 4,642,202 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the three months ended September 30, 2000 and 1999, as the inclusion of the converted notes would be anti-dilutive for these periods.

Options to purchase 1,318,070 shares of common stock at prices ranging from $4.875 to $5.125 per share were outstanding as of September 30, 2000, but were not included in the computation of diluted EPS as the inclusion of these options would be anti-dilutive. These options expire between July 3, 2005 and December 20, 2010.

Options and warrants to purchase 2,414,303 shares of common stock, at prices ranging from $5.75 to $24.00 per share, were outstanding as of September 30, 2000 but were not included in the computation of diluted EPS because the options and warrants exercise prices were greater than the average market price of the common shares during the three months ended September 30, 2000. The options expire between April 10, 2001 and July 1, 2008.

Options to purchase 99,993 shares of common stock at prices of $5.125 per share were outstanding as of September 30, 1999, but were not included in the computation of diluted EPS as the inclusion of these options would be anti-dilutive. These options expire July 1, 2004.

Options and warrants to purchase 1,876,541 shares of common stock, at prices ranging from $5.75 to $24.00 per share, were outstanding as of September 30, 1999 but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares during the three months ended September 30, 1999. The options expire between November 1, 1999 and July 1, 2008.


3.  Revenue Recognition:

Under the Research and Logistics Mission Support ("REALMS") contract and for new contract awards for which the capability to successfully complete the contract can be reasonably assured and the costs at completion can be reliably estimated at contract inception, revenue is recognized under the percentage-of-completion method. This percentage-of-completion method allows the Company to report revenue based on costs incurred on a per mission basis over the period of that mission. The percentage of completion method results in the recognition of revenue over the period of contract performance. Revenue provided by the Astrotech payload processing facilities is recognized ratably over the occupancy period of the satellites at the Astrotech facilities. Revenue provided by Johnson Engineering Corporation, now designated Engineering Services or "ES" for company management reporting, is primarily based on cost-plus award fee contracts, whereby revenue is recognized to the extent of costs incurred plus estimates of award fee revenues using the percentage-of-completion method.
Award fees, which provide earnings based on the Company's contract performance as determined by NASA evaluations, are recorded when the amounts can be reasonably estimated, or are awarded. Changes in estimated costs to complete and estimated amounts recognized as award fees are recognized in the period they become known.

4. Statements of Cash Flows - Supplemental Information:

(a) Cash paid for interest costs was $0.5 million and $0.6 million for the three months ended September 30, 2000 and September 30, 1999 respectively. The Company capitalized interest of approximately $1.1 million and $0.8 million during the three months ended September 30, 2000 and 1999, respectively.

(b) The Company paid no income taxes during the three months ended September 30, 2000 and September 30, 1999.

5.  Credit Facilities:

In June 1997, the Company signed an agreement with a financial institution securing a $10.0 million revolving line of credit (the "Revolving Line of Credit") that the Company may use for working capital purposes. As of August 8, 2000, $4.5 million was drawn on the line of credit which was replaced on August 9, 2000. On August 9, 2000, the Company entered into a $15 million revolving credit facility with a different financial institution, which provides a working capital line of credit with a letter of credit sub-limit of $10.0 million (the "New Credit Facility"). This New Credit Facility replaced the $10 million Revolving Line of Credit. Certain assets of the Company collateralize the new credit facility. The term of the new agreement is through August 2003. As of September 30, 2000, $4.7 million was drawn the New Credit Facility.

In July 1997, Astrotech obtained a five-year term loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB, and provides for loans of up to $15.0 million for general corporate purposes. As of September 30, 2000, the Company had loans payable of $6.7 million. In December 1998, the Company amended its agreement with Alenia Spazio S.P.A ("Alenia") relative to the subordinated convertible notes payable to shareholder with an outstanding balance of $11.9 million. In consideration for a payment of $4.0 million, Alenia agreed to reduce the annual interest rate from 12 percent to 10 percent on the outstanding balance as of January 1, 1999, and the interest payment due for the quarter ended December 31, 1998, was waived resulting in an effective interest rate of 8.75 percent. As of September 30, 2000, the Company had loans payable of $7.9 million. An amended agreement with the senior debt holders requires that an interest rate of 8.25 percent be applied to the senior debt with an outstanding balance of $0.3 million as of September 30, 2000.

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

7. Segment Information:

Based on its organization, the Company operates in four business segments; Astrotech, ES, Space Media, Inc. ("SMI") and SPACEHAB. Astrotech, acquired in February 1997, provides payload processing facilities to serve the satellite manufacturing and launch services industry. Astrotech currently provides launch site preparation of flight ready satellites to major U.S. space launch companies and satellite manufacturers. ES is primarily engaged in providing engineering services and products to the Federal Government and NASA, primarily under the Flight Crew System Development ("FCSD") Contract. SMI was established in April 2000, to provide proprietary content from the International Space Station
("ISS") for broadcast and Internet distribution.   SPACEHAB was founded to
commercially develop space habitat modules to operate in the cargo bay of the Space Shuttles. SPACEHAB provides access to the modules and integration and operations support services for both NASA and commercial customers.

The Company's chief operating decision maker utilizes both revenue and income before taxes, including allocated interest based on the investment in the segment, in assessing performance and making overall operating decisions and
resource allocations.   As such, other income or expense items including taxes
and corporate overhead have not been allocated to the various segments.



(in thousands)
Three Months Ended September 30, 2000

                                                           Pre-Tax          Net          Depreciation
                                                            Income         Fixed             And
                                            Revenue         (loss)         Assets        Amortization
                                       ----------------------------------------------------------------
SPACEHAB                                        $11,181      $   122         $134,424            $1,462
Astrotech                                         1,111       (1,029)          29,010               246
ES                                               14,629          (27)           3,469               433
SMI                                                  45       (1,318)               0                 8
                                       ----------------------------------------------------------------
                                                $26,966      $(2,252)        $166,903            $2,149
                                       ================================================================


Three Months Ended September 30, 1999
                                                                            Net          Depreciation
                                                           Pre-Tax         Fixed             And
                                            Revenue        Income          Assets        Amortization
                                       ----------------------------------------------------------------
SPACEHAB                                        $ 5,610      $(3,645)        $114,981            $1,336
Astrotech                                         2,801          138           20,918               249
ES                                               17,567          491            1,903               342
SMI                                                   -            -                -                 -
                                       ----------------------------------------------------------------
                                                $25,978      $(3,016)        $137,802            $1,927
                                       ================================================================

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

   This document may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including (without limitation) the "General" and "Liquidity and Capital Resources" sections of this Item 2. Such statements are subject to certain risks and uncertainties, including those discussed herein, which could cause actual results to differ materially from those projected in the statements. In addition to those risks and uncertainties discussed herein, such risks and uncertainties include, but are not limited to, whether the Company will fully realize the economic benefits under its U.S. National Aeronautics and Space Administration ("NASA") and other customer contracts, the successful development and commercialization of the Research Double Module and related new commercial space assets, deployment of the ISS, technological difficulties, product demand and market acceptance risks, the effect of economic conditions, uncertainty in government funding and the impact of competition.

   SPACEHAB was incorporated in 1984 to commercially develop space habitat modules to operate in the cargo bay of the Space Shuttles. SPACEHAB currently provides space within and on the modules for both NASA and commercial customers. Astrotech was established in 1984 to provide payload processing facilities to serve the satellite manufacturing and launch services industry. Astrotech currently provides launch site preparation of flight-ready satellites to major U.S. space launch companies and satellite manufacturers. Johnson Engineering Corporation, now designated Engineering Services or "ES" for Company management reporting, was incorporated in the state of Colorado in 1973 and is primarily engaged in providing engineering services and products to the federal government. On April 11, 2000, the Company announced the formation of Space Media, Inc. ("SMI"), a majority-owned subsidiary and media corporation that expects to create proprietary space-themed content for television and Internet broadcasting from the ISS. On June 28, 2000 SMI acquired all of the capital stock of The Space Store. The Space Store, an on line retail operation, is a wholly owned subsidiary of SMI. The Space Store offers an assortment of space-related products.

  The Company currently operates under two significant contracts with NASA: (1) the REALMS Contract, a $130.9 million contract for two research missions aboard the Space Shuttle, three logistics missions to re-supply the ISS and one Integrated Cargo Carrier ("ICC") mission; and (2) the Flight Crew Systems Development Contract ("FCSD Contract") currently a $319.1 million multitask cost-plus-award and incentive-fee contract, that commenced in May 1993 and was scheduled to conclude in April 2001. NASA has notified the Company that it plans to exercise its option to extend certain tasks for an additional year through April 2002.

     The value of the NASA portion of the REALMS contract is $100.8 million for four firm module missions and one ICC mission. The commercial value is currently $30.1 million with an additional $5.1 million non-REALMS commercial value. The Company has the potential to increase the total REALMS Contract value by an additional $11.7 million through module usage sales to commercial customers for micro gravity space research such as the European Space Agency ("ESA"), the National Space Development Agency of Japan ("NASDA") and the Canadian Space Agency ("CSA"). The first mission under the REALMS Contract, STS-95 which carried Senator John Glenn back into space, was completed in
October 1998.   The second, third and fourth missions, which were re-supply mission to the ISS, flew in May 1999 (STS-96), May 2000 (STS-101) and September 2000 (STS-106). The remaining module mission currently under contract, STS-107, is scheduled for launch in the summer of 2001. Two ICC missions, STS-102 and STS-105, are scheduled to fly in February 2001 and June 2001, respectively.
NASA executed a modification to the REALMS contract in October 1999 whereby pricing is defined for six different mission configurations. This modification provides for NASA to execute missions as necessary for operations at predetermined prices through the termination date of the contract.

     In November 1999, Astrotech received a six-year contract extension from Lockheed Martin for Atlas V payload processing (with options through 2010) and a ten-year contract from Boeing for Delta IV payload processing. The minimum revenue commitments under these contracts combined is $82 million over 10 years.

Revenue
-------

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

     Astrotech revenue is derived from various multi-year fixed price contracts with satellite and launch vehicle manufacturers. The services and facilities Astrotech provides to its customers support the final assembly, checkout and countdown functions associated with preparing a satellite for launch. This preparation includes: the final assembly and checkout of the satellite, installation of the solid rocket motors, loading of the liquid propellant, encapsulation of the satellite in the launch vehicle, transportation to the launch pad and command and control of the satellite during pre-launch countdown. Revenue provided by the Astrotech payload processing facilities is recognized ratably over the occupancy period of the satellites in the Astrotech facilities. In addition, Astrotech generates revenue from an exclusive multi-year agreement to process all Sea Launch program payloads at the Sea Launch facility in Long Beach, California.

     Engineering Services generates revenue primarily from its multi-year cost plus award and incentive-fee contract with NASA. ES's flight crew support services include operations, training and fabrication of mockups at NASA's Neutral Buoyancy Laboratory, and at NASA's Space Vehicle Mockup Facility ("SVMF"), where astronauts train for both Space Shuttle and International Space Station missions. ES also designs and fabricates flight hardware including flight crew equipment and crew quarters habitability outfitting and provides stowage integration services. ES is also responsible for configuration management of the ISS. Revenue provided by ES is recognized to the extent of costs incurred plus award fee using the percentage of completion method, measured on costs incurred. Award fees, which provide earnings based on contract performance as determined by periodic NASA evaluations, are recorded when the amounts can be reasonably estimated or are awarded.

  Space Media, Inc. had no significant revenue for the period ended September 30, 2000 except for an immaterial amount generated by it's wholly owned subsidiary, The Space Store, an online retail business, through the sale of space-related products.

Costs of Revenue
----------------

     Costs of revenue for SPACEHAB missions include integration and operations expenses associated with the performance of three types of efforts: (i) sustaining engineering in support of all missions under a contract, (ii) mission specific support and (iii) other costs of revenue including depreciation expense, related insurance, costs associated with both the Astrotech and SPACEHAB payload processing facilities and ES's direct and indirect costs under the FCSD Contract.

RESULTS OF OPERATIONS

For the three months ended September 30, 2000 as compared to the three months ended September 30, 1999.

     Revenue.  Revenue increased by 4% to approximately $27.0 million as
     -------
compared to approximately $26.0 million for the three months ended September 30, 2000 and 1999, respectively. For the period ended September 30, 2000 revenue of $11.2 million was recognized from the REALMS Contract with NASA and with related commercial customers, $14.6 million from ES under the FCSD Contract, $1.1 million from Astrotech and $45 thousand from SMI. In contrast, for the period ended September 30, 1999, revenue of $5.6 million was recognized from the REALMS Contract with NASA and with related commercial customers, $17.6 million from ES under the FCSD contract and $2.8 million from Astrotech. The increase in revenue under the REALMS contract and related commercial customers is primarily attributable to mission STS-106, which was added to the contract in the fourth quarter of fiscal year 2000 and flew in September 2000. Revenue at ES decreased due to the deletion of flight hardware products when the FCSD contract was modified in structure. Astrotech's revenue declined due to the slippage of satellite launches for the quarter and the temporary decrease in U.S. industry satellite launches. The decrease in satellite launches is the result of launch vehicle failures, which have been subsequently corrected.

     Costs of Revenue.  Costs of revenue for the quarter ended September 30,
     -----------------
2000 decreased by 6% to $22.5 million, as compared to $23.8 million for the prior year's quarter. For the quarter ended September 30, 2000, integration and operations costs for the REALMS and related commercial customer contracts were $6.8 million, $1.1 million for Astrotech payload processing, $13.2 million for
ES, $29,000 for SMI and $1.4 million of depreciation expense.   For the quarter
ended September 30, 1999, integration and operations costs for the REALMS and related commercial customer contracts were $5.4 million, $1.2 million for Astrotech payload processing, $15.9 million for ES, and $1.3 million of depreciation expense. The increase in cost of revenue for the REALMS and related commercial customer contracts is primarily attributable to the addition of STS-106 to the contract. ES costs decreased due to the deletion of certain
items from the FCSD contract.   Astrotech's costs essentially remained the same.

     Operating Expenses.  Operating expenses increased approximately 43% to
     ------------------
approximately $6.0 million for the three months ended September 30, 2000 as compared to approximately $4.2 million for the three months ended September 30, 1999. Selling, general and administrative expenses increased as compared to the same period last year primarily due to the inclusion of SMI this year, as well as increased personnel costs and increased marketing expenses at ES to diversify into commercial markets.

     Research and development expenses decreased approximately $0.4 million for the period ended September 30, 2000 as compared to the comparable period last year due to the Company's emphasis on completing existing assets in progress.

     Interest and Other Expense.  Interest expense was approximately $0.8
     ---------------------------
million for the three months ended September 30, 2000 and approximately $1.2 million for the three months ended September 30, 1999. There was also approximately $1.1 million and $0.8 million of interest capitalized for the quarters ended September 30, 2000 and 1999, respectively. Interest is capitalized based on the construction of the Company's modules and additional facilities being constructed by Astrotech.

     Interest and Other Income.  Interest and other income was approximately
     -------------------------
$0.2 million for the three months ended September 30, 2000 and 1999, respectively. Interest is earned on the Company's short-term investments.

     Income Taxes.  Based on the Company's projected taxable loss for fiscal
     -------------
year 2001, the Company recorded a tax benefit of $0.8 million for the quarter ended September 30, 2000, as compared to $1.1 million tax benefit for the quarter ended September 30, 1999.

     Net Loss.  The net loss for the quarter ended September 30, 2000 was
     ---------
approximately ($1.5) million or ($.13) per share (basic and diluted EPS) on 11,345,353 shares as compared to a net loss of ($2.0) million or ($0.17) per share (basic and diluted EPS) on 11,229,960 shares for the quarter ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     During December 1995, SPACEHAB completed an initial public offering of Common Stock (the "Offering"), which provided the Company with net proceeds of approximately $43.5 million.

     In June 1997, the Company signed an agreement with a financial institution securing a $10.0 million revolving line of credit (the "Revolving Line of Credit") that the Company may use for working capital purposes. As of August 8, 2000, $4.5 million was drawn on the line of credit, which was replaced on August 9, 2000. On August 9, 2000, the Company entered into a $15 million revolving credit facility with a different financial institution, which provides a working capital line of credit with a letter of credit sub-limit of $10.0 million (the "New Credit Facility"). This New Credit Facility replaced the current $10 million Revolving Line of Credit. Certain assets of the Company collateralize the New Credit Facility. The term of the new agreement is through August 2003. As of September 30, 2000, $4.7 million was drawn on the New Credit Facility.

     In July 1997, Astrotech obtained a five-year term loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB, and provides for loans of up to $15.0 million for general corporate purposes. As of September 30, 2000, the Company had loans payable of $6.7 million. On October 21, 1997, the Company completed a private placement offering of convertible subordinated notes payable (the "Notes Offering"), which provided the Company with net proceeds of approximately $59.9 million which has been used, in part, for capital expenditures associated with the development and construction of space related assets, the purchase of Johnson Engineering Corporation on July 1, 1998, and for general corporate purposes. In December 1998, the Company amended its agreement with Alenia Spazio S.P.A ("Alenia") relative to the subordinated convertible notes payable to shareholder with an outstanding balance of $11.9 million. In consideration for a payment of $4.0 million, Alenia agreed to reduce the annual interest rate from 12 percent to 10 percent on the outstanding balance as of January 1, 1999, and the interest payment due for the quarter ended December 31, 1998, was waived resulting in an effective interest rate of 8.75 percent. As of September 30, 2000, the Company had loans payable of $7.9 million. An amended agreement with the senior debt holders requires that an interest rate of 8.25 percent be applied to the senior debt with an outstanding balance of $0.3 million as of September 30, 2000.

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

     Cash Flows from Operating Activities. Cash flows provided by (used for) operating activities for the three months ended September 30, 2000 and September 30, 1999 were $7.7 million and ($2.3) million, respectively. The significant change during the current period was the decrease in accounts receivable by $13.5 million due to collection of receivables for the STS-101 and STS-106 missions. Other assets increased by $1.3 million primarily due to the tax benefit accrued for the current quarter. Deferred flight revenue decreased by $4.1 million due to recognition of all deferred revenue on STS-106, which flew in September 2000.

     Cash Flows from Investing Activities. For the three months ended September 30, 2000 and 1999, cash flows used for investing activities consisted of approximately $7.6 million and $7.5 million, respectively. The significant difference between the two periods was the additional expenditures of $2.0 million for the construction of payload processing facilities at Astrotech relative to the contract extensions with Boeing and Lockheed Martin. The facility is expected to be complete during the summer of 2001. For the three months ended September 30, 2000, $4.8 million was spent for the construction of flight assets, primarily the Research Double Module ("RDM") which is expected to be completed in the first half of this fiscal year, and the EnterpriseTM module.

     Cash Flows from Financing Activities. Cash flows (used for) provided by financing activities were approximately $0.1 million and $7.7 million for the three months ended September 30, 2000 and 1999, respectively. The significant change between the two periods was due to the receipt of $8.7 million, net of expenses, from Astium, a shareholder, on August 2, 1999, in exchange for 975,000 authorized and unissued shares Series B Senior Convertible Preferred Stock. $0.2 million was drawn on the New Credit Facility for certain closing expenses relative to terminating the Revolving Line of Credit.

     As described above, the Company has several on-going asset construction efforts underway, all of which will require substantial amounts of additional capital. The Company's current available cash and cash equivalents, and amounts available under the New Credit Facility are not adequate to fully meet these financing requirements through the completion of construction of these assets. Astrotech is in the process of obtaining financing for the payload processing facility expansion from a financial institution and anticipates completion of the financing in the second quarter of the year ended June 30, 2001. The Company anticipates financing the Enterprise module from working capital and third party financing during the year ended June 30, 2001. The Company anticipates the ability to finance SMI by investments from strategic investors during the year ended June 30, 2001. However, the Company has no commitments from any third party financing or strategic investor sources for the Enterprise module or SMI operations.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk.

     SPACEHAB's primary exposure to market risk relates to interest rates. SPACEHAB's financial instruments which are subject to interest risk principally include the New Credit Facility, the Term Loan Agreement and fixed rate long term debt. SPACEHAB's long-term debt obligations are generally not callable until maturity. SPACEHAB does not use interest rate swaps or derivative financial instruments to manage its exposure to fluctuations in interest rates.

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

         (b)  Reports on Form 8-K.

                A report on Form 8-K was filed September 13, 2000 announcing the dismissal of KPMG LLP as the independent public accountants of the Company and the appointment of Ernst & Young LLP as its new independent accountants for the fiscal year ended June 30, 2001, subject to stockholder ratification. Stockholder ratification was obtained at the Annual Meeting of Stockholders on October 12, 2000.


              Exhibit No.      Description of Exhibits
              -----------      -----------------------

              21.              Subsidiaries of the Registrant

              27.              Financial Data Schedule

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SPACEHAB, INCORPORATED



Date: November 14, 2000            /s/Julia A. Pulzone
                                   ------------------------------------------
                                   Julia A. Pulzone
                                   Senior Vice President, Finance
                                   and Chief Financial Officer


                                   /s/David A. Rossi
                                   ------------------------------------------
                                   David A. Rossi
                                   President and Chief Operating Officer