Form 10-Q
period 2000-12-31
SPACEHAB INC \WA\
filed 2001-02-14
CIK 1001907

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
         For the quarterly period ended...............December 31, 2000


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


The number of shares of Common Stock outstanding as of the close of business on
                                   January 31, 2001:



                Class                         Number of Shares Outstanding
                -----                         ----------------------------
                Common Stock                           11,419,226


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


PART 1 -  FINANCIAL INFORMATION                                            Page
                                                                           ----

 Item 1.  Unaudited Condensed Consolidated Financial Statements

          Unaudited Condensed Consolidated Balance Sheets as of
            December 31, 2000 and June 30, 2000                             3

          Unaudited Condensed Consolidated Statements of
            Operations for the three and six months ended
            December 31, 2000 and 1999                                      4

          Unaudited Condensed Consolidated Statements of Cash
            Flows for the six months ended December 31, 2000 and 1999       5

          Notes to Unaudited Condensed Consolidated Financial Statements    6


 Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      10

 Item 3.  Quantitative and Qualitative Disclosure about Market Risk        16

PART II - OTHER INFORMATION

 Item 4.  Submission of matters to a vote of security holders              17

 Item 6.  Exhibits and Reports on Form 8-K                                 17


PART 1:  FINANCIAL INFORMATION
Item 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SPACEHAB, INCORPORATED AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets



(In thousands, except share data)                                               December 31,                       June 30,
                                                                                   2000                            2000
                                                                                (unaudited)
                                                                       ---------------------------         -----------------------
                        ASSETS
Cash and cash equivalents                                                        $           8,410                $          6,949
Accounts receivable, net                                                                    18,331                          25,798
Prepaid expenses and other current assets                                                    1,768                           2,328
                                                                                 -----------------                ----------------
     Total current assets                                                                   28,509                          35,075
Property, plant, and equipment, net of
  Accumulated depreciation and amortization
  of $60,023 and $56,380, respectively                                                     173,586                         158,684
Goodwill, net of accumulated amortization of $2,970
  and $2,428, respectively                                                                  22,758                          23,301
Investment in Guigne, net                                                                    1,800                           1,800
Other assets, net                                                                            7,228                           6,249
                                                                                 -----------------                ----------------
     Total assets                                                                $         233,881                $        225,109
                                                                                 =================                ================
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Loans payable under credit agreement, current portion                          $             333                $            333
  Loans payable, current portion                                                             3,126                           3,126
  Revolving loan payable                                                                     8,150                           4,500
  Accounts payable and accrued expenses                                                     20,062                          20,332
  Deposit on asset sale                                                                      5,000                               -
  Convertible notes payable to shareholder                                                   7,860                               -
  Deferred revenue                                                                          17,106                           8,385
                                                                                 -----------------                ----------------
          Total current liabilities                                                         61,637                          36,676
Loans payable under credit agreement, net of current portion                                     -                             333
Loans payable, net of current portion                                                        2,764                           4,458
Convertible notes payable to shareholder                                                         -                           7,860
Accrued contract costs                                                                         647                             880
Deferred revenue                                                                             6,870                           6,870
Deferred income taxes                                                                            -                           2,080
Convertible subordinated notes payable                                                      63,250                          63,250
                                                                                 -----------------                ----------------
          Total liabilities                                                                135,168                         122,407
Commitments and contingencies
Stockholders' equity:
  Series B Senior Convertible Preferred Stock (authorized 2,500,000 shares, issued and outstanding 1,333,334,
    liquidation preference of $12,000)                                                      11,892                          11,892
  Common stock, no par value, authorized
    30,000,000 shares, issued and outstanding
    11,419,226 and 11,345,032 shares, respectively                                          82,303                          82,074
  Additional paid-in capital                                                                    16                              16
  Retained earnings                                                                          4,502                           8,720
                                                                                 -----------------                ----------------
          Total stockholders' equity                                                        98,713                         102,702
                                                                                 -----------------                ----------------
     Total liabilities and stockholders' equity                                  $         233,881                $        225,109
                                                                                 =================                ================

See accompanying notes to unaudited condensed consolidated financial statements.

                    SPACEHAB, INCORPORATED AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statements of Operations

                                                                    (Unaudited)                             (Unaudited)
(In thousands, except share data)                                   Three Months                             Six Months
                                                                 Ended December 31,                       Ended December 31,
                                                    ------------------------------------------     ---------------------------------
                                                           2000                   1999                    2000               1999
                                                    -----------------       ------------------     ---------------      ------------
Revenue                                               $    23,975           $    26,011              $    50,941        $    51,989
Costs of revenue                                           20,836                22,771                   43,360             46,606
                                                      -----------           -----------              -----------        -----------
Gross profit                                                3,139                 3,240                    7,581              5,383
                                                      -----------           -----------              -----------        -----------
Operating expenses:
     Selling, general and administrative                    6,124                 3,893                   12,054              7,633
     Research and development                                  81                   586                      195              1,077
                                                      -----------           -----------              -----------        -----------
          Total operating expenses                          6,205                 4,479                   12,249              8,710
                                                      -----------           -----------              -----------        -----------
          Loss from operations                             (3,066)               (1,239)                  (4,668)            (3,327)
Interest expense, net of capitalized interest                 807                   733                    1,619              1,896
Interest and other income, net                                 (1)                  (68)                    (163)              (303)
                                                      -----------           -----------              -----------        -----------
    Loss before income taxes                               (3,872)               (1,904)                  (6,124)            (4,920)
Income tax benefit                                         (1,134)                 (632)                  (1,906)            (1,689)
                                                      -----------           -----------              -----------        -----------
     Net loss                                         $    (2,738)          $    (1,272)             $    (4,218)       $    (3,231)
                                                      ===========           ===========              ===========        ===========
Basic loss per share:
Net loss per share - basic                            $     (0.24)          $     (0.11)             $     (0.37)       $     (0.29)
                                                      ===========           ===========              ===========        ===========
Shares used in computing net loss per share - basic    11,374,563            11,258,801               11,359,956         11,244,380
                                                      ===========           ===========              ===========        ===========
Diluted loss per share:
Net loss per share - diluted                          $     (0.24)          $     (0.11)             $     (0.37)       $     (0.29)
                                                      ===========           ===========              ===========        ===========
Shares used in computing net loss per share -
 diluted                                               11,374,563            11,258,801               11,359,956         11,244,380
                                                      ===========           ===========              ===========        ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                  SPACEHAB, INCORPORATED AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statements of Cash Flows


                                                                                        (Unaudited)
(In thousands)                                                                  Six Months Ended December 31,
                                                                               2000                   1999
                                                                           -------------         -------------
Operating activities:
  Net loss                                                                     $(4,218)              $(3,231)
  Adjustments to reconcile net loss to
    net cash provided by (used for) operating activities:
    Depreciation and amortization                                                 4,468                4,208
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                                  7,467                 (317)
      Decrease (increase) in prepaid expenses and other current assets              560                 (688)
      Increase in other assets                                                   (1,261)              (1,589)
      Increase (decrease) in deferred flight revenue                              8,721               (2,894)
      Decrease in accounts payable and
          accrued expenses                                                       (3,516)              (1,732)

      Decrease in deferred taxes                                                 (2,080)                (102)
                                                                            -----------          -----------
          Net cash provided by (used for) operating activities                   10,141               (6,345)
                                                                            -----------          -----------
Investing activities:
  Payments for flight assets under construction                                 (10,430)              (8,420)
  Payments for building under construction                                       (4,108)              (2,333)
  Purchases of property, equipment and leasehold improvements                      (994)              (2,630)
  Deposit on asset sale                                                           5,000                    -
  Purchase of Johnson Engineering, net of cash acquired                               -                  600
  Investment in joint venture                                                         -                 (600)
                                                                            -----------          -----------
          Net cash used for investing activities                                (10,532)             (13,383)
                                                                            -----------          -----------
Financing activities:
  Payment of loan payable                                                        (1,694)              (1,545)
  Payment of note payable under credit agreement                                   (333)                (333)
  Proceeds from issuance of common stock                                            229                  233
  Proceeds from revolving line of credit                                          3,650                    -
  Proceeds from issuance of preferred stock, net of expenses                          -               11,892
                                                                            -----------          -----------
          Net cash provided by financing activities                               1,852               10,247
                                                                            -----------          -----------
          Net increase (decrease) in cash and cash equivalents                    1,461               (9,481)
Cash and cash equivalents at beginning of period                                  6,949               21,346
                                                                            -----------          -----------
Cash and cash equivalents at end of period                                  $     8,410          $    11,865
                                                                            ===========          ===========


See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and subsidiaries ("SPACEHAB" or the "Company") as of December 31, 2000, and the results of their operations and cash flows for the three and six month periods ended December 31, 2000 and 1999. However, the consolidated financial statements are unaudited, and do not include
all related footnote disclosures.   Certain amounts presented for prior periods
have been reclassified to conform with the fiscal year 2001 presentation.

The consolidated results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the full year. The Company's results of operations have fluctuated significantly from quarter to quarter (see note 3). The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements appearing in the Company's Form 10-K for the year ended June 30, 2000.

2.  Earnings per Share:

       The following are reconciliation's of the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended December 31, 2000 and 1999:


(in thousands except per share data)

                                              Three months ended                                      Three months ended
                                              December 31,  2000                                       December 31, 1999
                           -----------------------------------------------------     ----------------------------------------------
                               Income            Shares           Per Share             Income            Shares          Per Share
                            (Numerator)       (Denominator)        Amount             (Numerator)      (Denominator)       Amount
                           -------------    ----------------    ----------------     ------------     --------------    -----------
Basic EPS:
 Loss available to
    common stockholders      $  (2,738)        11,374,563       $    (0.24)          $    (1,272)        11,258,801     $    (0.11)
Effect of dilutive
 securities:
  Convertible notes payable          -                  -                -                     -                  -              -
  Options and warrants               -                  -                -                     -                  -              -
                             ---------      -------------       ----------           -----------      -------------     ----------

Diluted EPS:
  Loss available to
     common stockholders     $  (2,738)        11,374,563       $    (0.24)          $    (1,272)        11,258,801     $    (0.11)
                             =========      =============       ==========           ===========      =============     ==========



                                              Six months ended                                         Six months ended
                                              December 31, 2000                                       December 31, 1999
                           -----------------------------------------------------     -----------------------------------------------
                               Income             Shares          Per Share              Income            Shares         Per Share
                             (Numerator)      (Denominator)         Amount            (Numerator)      (Denominator)        Amount
                           -----------------------------------------------------     -----------------------------------------------
Basic EPS:
  Loss available to
     common stockholders     $ (4,218)        11,359,956         $   (0.37)            $ (3,231)        11,244,380        $ (0.29)
Effect of dilutive
 securities:
  Convertible notes payable         -                  -                 -                    -                  -              -
  Options and warrants              -                  -                 -                    -                  -              -
                             --------        -----------         ---------             --------        -----------        -------

Diluted EPS:
  Loss available to
     common stockholders     $ (4,218)        11,359,956         $   (0.37)            $ (3,231)        11,244,380        $ (0.29)
                             ========        ===========         =========             ========        ===========        =======


Convertible notes payable outstanding as of December 31, 2000, convertible into 4,642,202 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the three and six months ended December 31, 2000 and 1999, as the inclusion of the converted notes would be anti-dilutive for these periods.

Options to purchase 35,000 shares of common stock at $4.125 per share were outstanding as of the three and six months ended December 31, 2000, but were not included in the computation of diluted EPS as the inclusion of these options would be anti-dilutive. These options expire October 14, 2009.

Options and warrants to purchase 3,526,301 shares of common stock, at prices ranging from $4.00 to $24.00 per share, were outstanding as of the three and six months ended December 31, 2000 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares during the three and six months ended December 31, 2000. The options expire between February 22, 2001 and October 12, 2010.

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


3.  Revenue Recognition:

Under the Research and Logistics Mission Support ("REALMS") contract and for new contract awards for which the capability to successfully complete the contract can be reasonably assured and the costs at completion can be reliably estimated at contract inception, revenue is recognized under the percentage-of-completion method. This percentage-of-completion method allows the Company to report revenue based on costs incurred on a per mission basis over the period of that mission. The percentage of completion method results in the recognition of revenue over the period of contract performance. Revenue provided by the Astrotech Space Operations, Inc. ("Astrotech") payload processing facilities is recognized ratably over the occupancy period of the satellites at the Astrotech facilities. Revenue provided by Johnson Engineering Corporation ("JE"), formerly designated Engineering Services or "ES" for company management reporting, is primarily based on cost-plus award fee contracts, whereby revenue is recognized to the extent of costs incurred plus estimates of award fee revenues using the percentage-of-completion method. Award fees, which provide earnings based on the Company's contract performance as determined by NASA evaluations, are recorded when the amounts can be reasonably estimated, or are awarded. Changes in estimated costs to complete and estimated amounts recognized as award fees are recognized in the period they become known.

4. Statements of Cash Flows - Supplemental Information:

(a) Cash paid for interest costs was $3.4 million and $3.6 million for the six month periods ended December 31, 2000 and 1999, respectively. The Company capitalized interest of approximately $2.2 million and $1.7 million during the six months ended December 31, 2000 and 1999, respectively.

(b) The Company paid no income taxes during the six month periods ended December 31, 2000 and 1999.

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


5.  Credit Facilities:

In June 1997, the Company signed an agreement with a financial institution securing a $10.0 million revolving line of credit (the "Revolving Line of Credit") that the Company may use for working capital purposes. As of August 8, 2000, $4.5 million was drawn on the line of credit which was replaced on August 9, 2000. On August 9, 2000, the Company entered into a $15 million revolving credit facility with a different financial institution, which provides a working capital line of credit with a letter of credit sub-limit of $10.0 million (the "New Credit Facility"). This New Credit Facility replaced the $10 million Revolving Line of Credit. Certain assets of the Company collateralize the new credit facility. The term of the new agreement is through August 2003. As of December 31, 2000, $8.2 million was drawn on the New Credit Facility and $2.0 million was subsequently repaid.

In July 1997, Astrotech obtained a five-year term loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB, and provides for loans of up to $15.0 million for general corporate purposes. As of December 31, 2000, the Company had loans payable of $5.9 million. In December 1998, the Company amended its agreement with Alenia Spazio S.P.A. ("Alenia") relative to the subordinated convertible notes payable to shareholder with an outstanding balance of $11.9 million. In consideration for a payment of $4.0 million, Alenia agreed to reduce the annual interest rate from 12 percent to 10 percent on the outstanding balance as of January 1, 1999, and the interest payment due for the quarter ended December 31, 1998, was waived resulting in an effective interest rate of 8.75 percent. As of December 31, 2000, the Company had loans payable of $7.9 million which are due August 1, 2001. An amended agreement with the senior debt holders requires that an interest rate of 8.25 percent be applied to the senior debt with an outstanding balance of $0.3 million as of December 31, 2000.

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


7. Asset Sale:

On November 30, 2000, Astrium entered into an agreement with the Company to purchase the Company's Integrated Cargo Carrier ("ICC") and Vertical Cargo Carrier ("VCC") assets. The total purchase price is $15.4 million comprised of both cash and services payments. The transaction will occur in two phases. The first phase is for the purchase of the ICC assets and the second phase is for the purchase of the VCC assets. Phase one of the transaction is anticipated to be completed in the third quarter upon completion of appropriate license transfers.


8. Segment Information:

Based on its organization, the Company operates in four business segments:
Astrotech, JE, Space Media, Inc. ("SMI") and SPACEHAB, now designated Flight Services for Company management reporting. Astrotech, acquired in February 1997, provides payload processing facilities to serve the satellite manufacturing and launch services industry. Astrotech currently provides launch site preparation of flight ready satellites to major U.S. space launch companies and satellite manufacturers. JE is primarily engaged in providing engineering services and products to the Federal Government and NASA, primarily under the Flight Crew System Development ("FCSD") Contract. SMI was established in April 2000, to provide proprietary content from the International Space Station
("ISS") for broadcast and Internet distribution.   Flight Services was founded
to commercially develop space habitat modules to operate in the cargo bay of the Space Shuttles. Flight Services provides a turnkey service that includes access to the modules and provides integration and operations support services for both NASA and commercial customers.

The Company's chief operating decision maker utilizes both revenue and income before taxes, including allocated interest based on the investment in the segment, in assessing performance and making overall operating decisions and
resource allocations.   As such, other income or expense items including taxes
and corporate overhead have not been allocated to the various segments.


(in thousands)
          Three Months Ended December 31, 2000

                                                                         Pre-Tax          Net         Depreciation
                                                                          Income         Fixed             and
                                                      Revenue             (loss)        Assets        Amortization
                                               ------------------------------------------------------------------------
          Flight Services                             $ 9,352          $  (510)         $139,316           $1,399
          SMI                                             118           (1,602)              578                8
          Astrotech                                     1,103             (861)           30,845              234
          Johnson Engineering                          13,402             (899)            2,847              395
                                                      -------          -------          --------           ------
                                                      $23,975          $(3,872)         $173,586           $2,036
                                                      =======          =======          ========           ======

          Three Months Ended December 31, 1999
                                                                         Pre-Tax           Net         Depreciation
                                                                         Income           Fixed             and
                                                      Revenue            (loss)          Assets        Amortization
                                               ------------------------------------------------------------------------
          Flight Services                             $10,798          $  (276)         $120,010           $1,393
          SMI                                               -                -                 -                -
          Astrotech                                     1,274           (1,109)           21,616              249
          Johnson Engineering                          13,939             (519)            3,079              381
                                                      -------          -------          --------           ------
                                                      $26,011          $(1,904)         $144,705           $2,023
                                                      =======          =======          ========           ======



          Six Months Ended December 31, 2000

                                                                        Pre-Tax            Net          Depreciation
                                                                        Income            Fixed             and
                                                      Revenue           (loss)            Assets        Amortization
                                               ------------------------------------------------------------------------
          Flight Services                             $20,533          $(1,472)         $139,316           $2,861
          SMI                                             163           (2,920)              578               16
          Astrotech                                     2,214           (1,882)           30,845              480
          Johnson Engineering                          28,031              150             2,847              828
                                                      -------          -------          --------           ------
                                                      $50,941          $(6,124)         $173,586           $4,185
                                                      =======          =======          ========           ======

          Six Months Ended December 31, 1999
                                                                         Pre-Tax             Net         Depreciation
                                                                         Income             Fixed             and
                                                      Revenue            (loss)            Assets        Amortization
                                               ------------------------------------------------------------------------
          Flight Services                             $16,408          $(3,920)         $120,010           $2,728
          SMI                                               -                -                 -                -
          Astrotech                                     4,075             (971)           21,616              498
          Johnson Engineering                          31,506              (29)            3,079              723
                                                      -------          -------          --------           ------
                                                      $51,989          $(4,920)         $144,705           $3,949
                                                      =======          =======          ========           ======



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

   SPACEHAB was incorporated in 1984 to commercially develop space habitat modules to operate in the cargo bay of the Space Shuttles. SPACEHAB, along with the Astrotech Space Operations, Inc. ("Astrotech"), Johnson Engineering Corporation ("JE"), formerly designated Engineering Services ("ES") for company management reporting, and Space Media, Inc. ("SMI") subsidiaries define the Company.

     SPACEHAB's Flight Services business segment provides a turnkey service that includes access to the modules and provides integration and operations support services to NASA and commercial customers. Astrotech currently provides launch site preparation of flight-ready satellites to major U.S. space launch companies and satellite manufacturers. JE, formerly designated Engineering Services or "ES" for Company management reporting, was incorporated in the state of Colorado in 1973 and is primarily engaged in providing engineering services and products to the federal government, primarily NASA, under both prime contracts and subcontracts. JE also provides engineering fabrication services to commercial customers. These services include designing and fabrication of space flight hardware, mockups and museum exhibits. On April 11, 2000, the Company announced the formation of Space Media, Inc. ("SMI"), a majority-owned subsidiary and media corporation, to develop space-themed commercial business activities. SMI is also managing the Company's S*T*A*R*S tm (Space Technology and Research Students) global space education program. On June 28, 2000, SMI acquired all of the capital stock of The Space Store. The Space Store, an online retail operation, is a wholly owned subsidiary of SMI. The Space Store offers an assortment of space-related products.

  The Company currently operates under two significant contracts with NASA: (1) the REALMS Contract, currently a $133.6 million firm fixed price contract for Space Shuttle system and International Space Station ("ISS") research and logistics services that commenced in December 1997 with a period of performance through July 2000; and (2) the Flight Crew Systems Development Contract ("FCSD Contract") currently a $322.4 million multitask cost-plus-award and incentive-fee contract, that commenced in May 1993 and was scheduled to conclude in April 2001. NASA has notified the Company that it plans to exercise its option to extend certain tasks for an additional year through April 2002.

  The original REALMS contract provided for two research missions and two logistics missions. In October 1999, NASA executed a modification to the REALMS contract to provide for an extension of the period of performance through December 2003 and to facilitate NASA's ability to add additional research and logistics missions to the existing contract during this extended time as pre-priced option missions. To date, NASA has exercised three option missions including two ISS logistics missions and one Space Shuttle research mission.

  The REALMS contract also provides SPACEHAB with an opportunity to significantly increase its revenue through commercial sales of a portion of the payload capacity on each research or logistics mission. The current commercial value of this commercial capacity is approximately $38.0 million with an additional $5.6 million of potential commercial value being marketed to SPACEHAB's commercial customer base including the European Space Agency ("ESA"), the National Space Development Agency of Japan ("NASDA") and the Canadian Space Agency ("CSA").

  The first mission under the REALMS contract, STS-95, which carried Senator John Glenn back into space, was completed in October 1998. The second, third and fourth missions, which were logistics missions to the ISS were flown in May 1999 (STS-96), May 2000 (STS-101) and October 2000 (STS-106). The remaining missions currently under the REALMS contract, STS-105 (ICC mission), STS-107 (research module mission) and STS-112 (research module mission) are currently scheduled to fly in March 2001, August 2001 and April 2002, respectively.

  SPACEHAB also has a $6.6 million contract directly with The Boeing Company, NASA's prime contractor for ISS development and assembly, for an ISS logistics mission, STS-102 which is scheduled to fly in March 2001.

     In November 1999, Astrotech received a six-year contract extension from Lockheed Martin for Atlas V payload processing (with options through 2010) and a ten-year contract from Boeing for Delta IV payload processing. The minimum revenue commitments under these contracts combined is $82 million over 10 years.


Revenue
-------

     Flight Services generates revenue by: (i) providing lockers and/or volume within and on the modules; (ii) integration and operations support services provided to scientists and researchers responsible for the experiments; and/or
(iii) from NASA or International Agencies to carry logistics supplies for module missions aboard the Space Shuttle system. For the REALMS contract and for contract awards for which the capability to successfully complete the contract can be demonstrated at contract inception, revenue recognition is being reported under the percentage-of-completion method based on costs incurred on a per mission basis over the period of the mission. The percentage-of-completion method results in the recognition of revenue over the period of contract performance.

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

     JE generates revenue primarily from its multi-year cost plus award and incentive-fee contract with NASA. JE's flight crew support services include operations, training and fabrication of mockups at NASA's Neutral Buoyancy Laboratory, and at NASA's Space Vehicle Mockup Facility ("SVMF"), where astronauts train for both Space Shuttle and International Space Station missions. JE also designs and fabricates flight hardware, provides crew operations and stowage integration support, human systems engineering support and is also responsible for configuration management support to the ISS Program Office. Revenue provided by JE is recognized to the extent of costs incurred plus award fee using the percentage of completion method, measured on costs incurred. Award fees, which provide earnings based on contract performance as determined by periodic NASA evaluations, are recorded when the amounts can be reasonably estimated or are awarded. JE has also began generating new commercial revenue under both fixed price and time and material contracts.

  Space Media, Inc. generated a nominal amount of revenue for the period ended December 31, 2000 through its wholly owned subsidiary, The Space Store, an online retail business, by the sale of space-related products.


Costs of Revenue
----------------

     Costs of revenue for Flight Services includes integration and operations expenses associated with the performance of three types of efforts: (i) sustaining engineering in support of all missions under a contract, (ii) mission specific support and (iii) other costs of revenue including depreciation expense, related insurance, costs associated with both the Astrotech and Flight Services payload processing facilities and JE's direct and indirect costs under the FCSD Contract.


RESULTS OF OPERATIONS

For the three months ended December 31, 2000 as compared to the three months ended December 31, 1999.

     Revenue.  Revenue decreased by 8% to approximately $24.0 million as
     -------
compared to $26.0 million for the three months ended December 31, 2000 and 1999, respectively. For the three months ended December 31, 2000, revenue of $9.4 million was recognized from the REALMS Contract with NASA and with related commercial customers, $13.4 million from JE under the FCSD Contract, $1.1 million from Astrotech and $0.1 million from SMI operations. In contrast, for the period ended December 31, 1999, revenue of $10.8 million was recognized from the REALMS Contract with NASA and with related commercial customers, $13.9 million from JE under the FCSD Contract and $1.3 million from Astrotech. The decrease in revenue under the REALMS contract is due to the mix of missions under contract and the slippage of STS-107 which has increased the estimate of cost to complete the mission. Revenue at JE decreased due to the deletion of flight hardware products when the FCSD contract was modified in structure partially offset by the receipt of their award fee score which was higher than had been accrued. Astrotech's revenue declined due to a reduction in the number of satellites processed for launch during the three months ended December 31, 2000 as customer delays moved satellite processing jobs into future quarters.

     Costs of Revenue.  Costs of revenue for the quarter ended December 31, 2000
     ----------------
decreased by 9% to $20.8 million, as compared to $22.8 million for the prior year's quarter. For the quarter ended December 31, 2000, integration and operations costs for the REALMS and related commercial customer contracts were $6.6 million, $11.7 million for JE, $1.0 million for Astrotech payload processing, $0.2 million for SMI, and $1.3 million of depreciation expense. For the three months ended December 31, 1999, integration and operations costs for the REALMS and related commercial customer contracts were $7.3 million, $0.9 million for Astrotech payload processing, $13.3 million for JE, and $1.3 million of depreciation expense. The decrease in cost of revenue is primarily due to the deletion of flight hardware products from the FCSD contract at JE and the mix of missions under contract for the REALMS contract.

     Operating Expenses.  Operating expenses increased 39% to approximately $6.2
     ------------------
million for the three months ended December 31, 2000 as compared to approximately $4.5 million for the three months ended December 31, 1999.

The increase is primarily due to the inclusion of SMI this fiscal year resulting in $1.5 million of SG&A expenses and the increase resulting from increased personnel costs and increased marketing expenses at JE to diversify into commercial markets. SMI had no operations in the comparable period last year.

     Research and Development ("R&D") expenses decreased for the three months ended December 31, 2000 as compared to the comparable period in the prior year due to the Company's emphasis on completing existing assets in progress and limited new projects.

     Interest Expense, Net of Capitalized Interest.  Interest expense was
     ---------------------------------------------
approximately $0.8 million for the three months ended December 31, 2000 and approximately $0.7 million for the three months ended December 31, 1999. There was also approximately $1.1 million and $0.9 million of interest capitalized for the three months ended December 31, 2000 and 1999, respectively. Interest is capitalized based on the construction of the Company's modules and additional facilities being constructed by Astrotech.

     Interest and Other Income, Net.  Interest and other income was
     ------------------------------
approximately $0.1 million for the three months ended December 31, 1999. There was no interest and other income for the three months ended December 31, 2000. The decrease in interest and other income for the period ended December 31, 2000 is due primarily to the recognition of the loss on the sale of assets to Astrium of $0.1 million before tax.

     Income Taxes.  Based on the Company's projected taxable earnings for fiscal
     ------------
year 2001, the Company recorded a tax benefit of $1.1 million for the quarter ended December 31, 2000, as compared to a $0.6 million tax benefit recorded for the quarter ended December 31, 1999. The Company's estimates of the recoverability of its deferred tax assets are based, in part, on projections of future profitability. In the event such projections are not accurate, an additional valuation allowance on deferred tax assets may be necessary, thereby resulting in reduced income tax benefits.

     Net Loss.  The net loss for the quarter ended December 31, 2000 was
     --------
approximately $2.7 million or $0.24 per share (basic and diluted EPS) on 11,374,563 shares as compared to net loss of $1.3 million or $0.11 per share (basic and diluted EPS) on 11,258,801 shares for the quarter ended December 31, 1999.


For the six months ended December 31, 2000 as compared to the six months ended December 31, 1999.

     Revenue.  Revenue decreased 2% to approximately $50.9 million as compared
     -------
to $52.0 million for the six months ended December 31, 2000 and 1999, respectively. Revenue of $20.5 million was recognized from the REALMS Contract with NASA and with related commercial customers, $28.0 million from JE under the FCSD Contract, $2.2 million from Astrotech, and $0.2 million for SMI. In contrast, for the six months ended December 30, 1999, revenue of $16.4 million was recognized from the REALMS contract with NASA and with related commercial customers, $31.5 million from JE and $4.1 million from Astrotech. The increase in revenue under the REALMS contract is due primarily to the addition of the STS-106 mission which was added to the contract in March of 2000 and flew in September 2000. The decrease in revenue at JE is due primarily to the modification of the FCSD contract whereby flight hardware products were deleted from the contract partially offset by the receipt of their award fee score which was higher than had been accrued. Astrotech's revenue declined due to a reduction in the number of satellites processed for launch during the six months ended December 31, 2000 as customer delays moved satellite processing jobs into future quarters. SMI had no operations in the period ended December 31, 1999.

     Costs of Revenue.  Costs of revenue for the six months ended December 31,
     ----------------
2000 decreased by 7% to $43.4 million, as compared to $46.6 million for the comparable period last year. For the six months ended December 31, 2000, integration and operations costs for the REALMS and related commercial customer contracts were $13.5 million, $24.9 million for JE, $2.0 million for Astrotech payload processing, $0.2 million for SMI, and $2.8 million of depreciation expense. For the six months ended December 31, 1999, integration and operations costs for the REALMS and related commercial customer contracts were $12.7 million, $29.2 million for JE, $2.1 million for Astrotech payload processing, and $2.6 million of depreciation expense. The decrease in costs of revenue under the REALMS contract is primarily due to the mix of missions in process. The decrease at JE is primarily due to the deletion of the flight hardware products from the FCSD contract.

     Operating Expenses.  Operating expenses increased approximately 41% to
     ------------------
approximately $12.2 million for the six months ended December 31, 2000 as compared to approximately $8.7 million for the six months ended December 31, 1999. SG&A expenses for the period ended December 31, 2000 include six months of SMI expenses of $2.9 million. SMI was not operating for the comparable period last year. The remainder of the increase was primarily due to increased personnel costs and increased marketing expenses at JE to diversify into commercial markets.

     R&D expenses decreased for the period ended December 31, 2000 as compared to the comparable period last year due to the Company's emphasis on completing existing assets in progress and limited new projects.

     Interest Expense, Net of Capitalized Interest.  Interest expense was
     ---------------------------------------------
approximately $1.6 million for the six months ended December 31, 2000 and approximately $1.9 million for the six months ended December 31, 1999. There was also approximately $2.2 million and $1.7 million of interest capitalized for the six months ended December 31, 2000 and 1999, respectively. Interest is capitalized based on the construction of the Company's modules and additional facilities being constructed by Astrotech. Total interest expense increased for the period ended December 31, 2000 primarily due to the borrowings under the revolving line of credit.

     Interest and Other Income, Net.  Interest and other income was
     ------------------------------
approximately $0.2 million and $0.3 million for the six months ended December 31, 2000 and 1999, respectively. The decrease in interest income for the period ended December 31, 2000 is due to the reduction of cash which was used for operations and capital expenditures and the recognition of the loss on the sale of assets to Astrium of $0.1 million before tax. Interest is earned on the Company's short-term investments of the proceeds received from the Company's debt financings and preferred stock purchase by DaimlerChrysler.

     Income Taxes.  Based on the Company's projected taxable earnings for fiscal
     ------------
year 2001, the Company recorded a tax benefit of $1.9 million for the six months ended December 31, 2000, as compared to $1.7 million tax benefit recorded for the six months ended December 31, 1999. The Company's estimates of the recoverability of its deferred tax assets are based, in part, on projections of future profitability. In the event such projections are not accurate, an additional valuation allowance on deferred tax assets may be necessary, thereby resulting in reduced income tax benefits.

     Net Loss.  The net loss for the six months ended December 31, 2000 was
     --------
approximately $4.2 million or $0.37 per share (basic and diluted EPS) on 11,359,956 shares as compared to net loss of $3.2 million or $0.29 per share (basic and diluted EPS) on 11,244,380 shares for the six months ended December 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

     During December 1995, SPACEHAB completed an initial public offering of Common Stock (the "Offering"), which provided the Company with net proceeds of approximately $43.5 million.

     In June 1997, the Company signed an agreement with a financial institution securing a $10.0 million revolving line of credit (the "Revolving Line of Credit") that the Company may use for working capital purposes. As of August 8, 2000, $4.5 million was drawn on the line of credit, which was replaced on August 9, 2000. On August 9, 2000, the Company entered into a $15 million revolving credit facility with a different financial institution, which provides a working capital line of credit with a letter of credit sub-limit of $10.0 million (the "New Credit Facility"). This New Credit Facility replaced the current $10 million Revolving Line of Credit. Certain assets of the Company collateralize the New Credit Facility. The term of the new agreement is through August 2003. As of December 31, 2000, $8.2 million was drawn on the New Credit Facility and $2.0 million was subsequently repaid.

     In July 1997, Astrotech obtained a five-year term loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB, and provides for loans of up to $15.0 million for general corporate purposes. As of December 31, 2000, the Company had loans payable of $5.9 million. On October 21, 1997, the Company completed a private placement offering of convertible subordinated notes payable (the "Notes Offering"), which provided the Company with net proceeds of approximately $59.9 million which has been used, in part, for capital expenditures associated with the development and construction of space related assets, the purchase of JE on July 1, 1998, and for general corporate purposes. In December 1998, the Company amended its agreement with Alenia Spazio S.P.A ("Alenia") relative to the subordinated convertible notes payable to shareholder with an outstanding balance of $11.9 million. In consideration for a payment of $4.0 million, Alenia agreed to reduce the annual interest rate from 12 percent to 10 percent on the outstanding balance as of January 1, 1999, and the interest payment due for the quarter ended December 31, 1998, was waived resulting in an effective interest rate of 8.75 percent. As of December 31, 2000, the Company had loans payable of $7.9 million. An amended agreement with the senior debt holders requires that an interest rate of 8.25 percent be applied to the senior debt with an outstanding balance of $0.3 million as of December 31, 2000.

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

     On November 30, 2000, Astrium entered into an agreement with the Company to purchase the Company's Integrated Cargo Carrier ("ICC") and Vertical Cargo Carrier ("VCC") assets. The total purchase price is $15.4 million comprised of both cash and services payments. The transaction will occur in two phases. The first phase is for the purchase of the ICC assets and the second phase is for the purchase of the VCC assets. Phase one of the transaction is anticipated to be completed in the third quarter upon completion of appropriate license transfers.

     Cash Flows from Operating Activities. Cash flows provided by (used for) operating activities for the six months ended December 31, 2000 and December 31, 1999 were $10.1 million and ($6.3) million, respectively. The significant changes during the current period were the increase in deferred flight revenue of $8.7 million due to receipt of advance payments for current missions and the reduction of accounts receivable of $7.5 million due primarily to the collection of billings for STS-106 which flew in September 2000. Accounts payable and accrued expenses decreased by $3.5 million due to payments made to various vendors.

     Cash Flows from Investing Activities. For the six months ended December 31, 2000 and 1999, cash flows used for investing activities consisted of approximately $10.5 million and $13.3 million, respectively. The significant difference between the two periods was the receipt of $5.0 million from Astrium for the phase I sale of the ICC assets. $4.1 million was spent during the period ended December 31, 2000 for the construction of payload processing facilities at Astrotech relative to the contract extensions with Boeing and Lockheed Martin. The facility is expected to be complete during the fall of 2001. For the six months ended December 31, 2000, $10.4 million was spent for the construction of flight assets, primarily the Research Double Module ("RDM") which is essentially complete, the EnterpriseTM module, the Spacehab Universal Communications System ("SHUCS") and the ICC ("ICC") assets sold to Astrium.

     Cash Flows from Financing Activities. Cash flows provided by financing activities were approximately $1.9 million and $10.2 million for the six months ended December 31, 2000 and 1999, respectively. The significant change between the two periods was due to the receipt of $11.9 million, net of expenses, in the period ended December 31, 1999, from Astium, a shareholder in exchange for 1,333,334 authorized and unissued shares Series B Senior Convertible Preferred Stock. During the period ended December 31, 2000, $3.7 million was drawn on the revolving line of credit and $2.0 million was subsequently repaid.

     As described above, the Company has several on-going asset construction efforts underway, all of which will require substantial amounts of additional capital. The Company's current available cash and cash equivalents, and amounts available under the New Credit Facility are not adequate to fully meet these financing requirements through the completion of construction of these assets. Astrotech is in the process of obtaining financing for the payload processing facility expansion from a financial institution and anticipates completion of the financing in the fourth quarter of the year ended June 30, 2001. The Company anticipates financing the Enterprise module from working capital and third party financing during the year ended June 30, 2001. The Company anticipates financing SMI from working capital, third party financing and strategic investors during the year ended June 30, 2001. However, the Company has no commitments from any third party financing or strategic investor sources for the Enterprise module or SMI operations.

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

          NONE

ITEM 1.   LEGAL PROCEEDINGS

          NONE

ITEM 2.   CHANGES IN SECURITIES

          NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders was held on October 12, 2000. A quorum of at least one-third of the issued and outstanding common stock and Series B Senior Convertible Preferred Stock of the Company, voting together, was present and voting.

        (a) At the Annual Meeting of Shareholders, candidates for the Board of Directors stood for and were duly elected, with each nominee receiving a vote of at least 8,423,903 votes:

             The directors elected by the holders of the common stock are:

             Hironori Aihara
             Melvin D. Booth
             Dr. Edward E. David, Jr.
             Richard Fairbanks
             Dr. Shelley A. Harrison
             Gordon S. Macklin
             David A. Rossi
             Yury P. Semenov
             James R. Thompson

             The director elected by the holder of the Series B Senior Convertible Preferred Stock is:

             Josef Kind

        The following matter was brought to a vote of the shareholders at the meeting:

        (b) The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal year 2001.

               For 8,903,109    Against  9,992      Abstain  8,099

ITEM 5.  OTHER INFORMATION

        On December 22, 2000, Michael E. Kearney was named President of SPACEHAB, following the resignation of David A. Rossi as President and Director of SPACEHAB. Prior to being named President, Mr. Kearney served as SPACEHAB's Senior Vice President of Business Development.

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

       Exhibit No.      Description of Exhibits
       -----------      -----------------------

       10.113 Employment and Non-Interference Agreement, dated January 1, 2001 between the Company and Michael E. Kearney

       27.              Financial Data Schedule

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SPACEHAB, INCORPORATED



Date: February 14, 2001                     /s/ Julia A. Pulzone
                                            ----------------------------------
                                              Julia A. Pulzone
                                              Senior Vice President, Finance
                                              and Chief Financial Officer


                                            /s/ Michael E. Kearney
                                            ----------------------------------
                                              Michael E. Kearney
                                              President and Chief Operating
                                              Officer