Form 10-Q
period 2001-03-31
SPACEHAB INC \WA\
filed 2001-05-14
CIK 1001907

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
          For the quarterly period ended...............March 31, 2001



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
                                                No. 91-1273737


The number of shares of Common Stock outstanding as of the close of business on April 30, 2001:


          Class                       Number of Shares Outstanding
          -----                       ----------------------------
          Common Stock                         11,462,172


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

                    SPACEHAB, INCORPORATED AND SUBSIDIARIES
                 MARCH 31, 2001 QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS

PART 1       FINANCIAL INFORMATION                                                             Page
                                                                                               ----

  Item 1.    Unaudited Condensed Consolidated Financial Statements

             Unaudited condensed Consolidated Balance Sheets as of March 31, 2001 and
             June 30, 2000                                                                       3

             Unaudited condensed Consolidated Statements of Operations for the three and
             nine months ended March 31, 2001 and 2000                                           4

             Unaudited condensed Consolidated Statements of Cash Flows for the
             nine months ended March 31, 2001 and 2000                                           5

             Notes to Unaudited Condensed Consolidated Financial Statements                      6


  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                          11

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk                         17

PART II -    OTHER INFORMATION

  Item 5.    Other Information                                                                  18

  Item 6.    Exhibits and Reports on Form 8-K                                                   18

PART 1:  FINANCIAL INFORMATION
Item 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPACEHAB, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In thousands, except share data)                                                                   March  31,     June 30,
                                                                                                       2001          2000
                                                                                                    (Unaudited)
                                                                                                    -----------     --------
                                                ASSETS
Cash and cash equivalents                                                                             $  8,835      $  6,949
Accounts receivable, net                                                                                12,889        25,798
Prepaid expenses and other current assets                                                                2,408         2,328
                                                                                                      --------      --------
     Total current assets                                                                               24,132        35,075
Property, plant, and equipment, net of
  accumulated depreciation and amortization
  of  $60,518 and $56,380, respectively                                                                167,118       158,684
Goodwill, net of accumulated amortization of  $3,238 and  $2,428,
  respectively                                                                                          21,608        23,301
Investment in Guigne, net                                                                                1,800         1,800
Other assets, net                                                                                        9,927         6,249
                                                                                                      --------      --------
     Total assets                                                                                     $224,585      $225,109
                                                                                                      ========      ========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Loans payable under credit agreement, current portion                                            $    333      $    333
     Loans payable, current portion                                                                      3,126         3,126
     Revolving loan payable                                                                              8,200         4,500
     Accounts payable & accrued expenses                                                                17,257        20,332
     Convertible notes payable to shareholder                                                            7,860             -
     Deferred revenue                                                                                   18,170         8,385
                                                                                                      --------      --------
          Total current liabilities                                                                     54,946        36,676
Loans payable under credit agreement, net of current portion                                                 -           333
Loans payable, net of current portion                                                                    1,940         4,458
Convertible notes payable to shareholder                                                                     -         7,860
Accrued contract costs                                                                                       -           880
Deferred revenue                                                                                         6,802         6,870
Deferred income taxes                                                                                    1,820         2,080
Convertible subordinated notes payable                                                                  63,250        63,250
                                                                                                      --------      --------
              Total liabilities                                                                        128,758       122,407
Commitments and contingencies
Stockholders' equity:
     Series B Senior Convertible Preferred Stock (authorized 2,500,000 shares, issued and outstanding 1,333,334,
        liquidation preference of $12,000)                                                              11,892        11,892
     Common stock, no par value, authorized
        30,000,000 shares, issued and outstanding
        11,462,172 and 11,345,032 shares, respectively                                                  82,390        82,074
     Additional paid-in capital                                                                             16            16
     Retained earnings                                                                                   1,529         8,720
                                                                                                      --------      --------
          Total stockholders' equity                                                                    95,827       102,702
                                                                                                      --------      --------
     Total liabilities and stockholders' equity                                                       $224,585      $225,109
                                                                                                      ========      ========


See accompanying notes to unaudited condensed consolidated financial statements.

                    SPACEHAB, INCORPORATED AND SUBSIDARIES
           Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share data)                   Three Months                    Nine Months
                                                   Ended March 31,                 Ended March 31,
                                          -----------------------------     ---------------------------
                                               2001             2000            2001            2000
                                          -------------     -----------     -----------     -----------
Revenue                                    $     24,453     $    25,057     $    75,394     $    77,046
Costs of revenue                                 21,865          19,265          65,225          65,870
                                          -------------     -----------     -----------     -----------
Gross profit                                      2,588           5,792          10,169          11,176
                                          -------------     -----------     -----------     -----------
Operating expenses:
     Selling, general and administrative          5,506           5,178          17,560          12,811
     Research and development                       171             503             366           1,580
                                          -------------     -----------     -----------     -----------
          Total operating expenses                5,677           5,681          17,926          14,391
                                          -------------     -----------     -----------     -----------
          Income (loss) from operations          (3,089)            111          (7,757)         (3,215)
Interest expense, net of capitalized             (1,495)           (907)         (3,114)         (2,803)
 interest
Interest and other income, net                      223             161             386             464
                                          -------------     -----------     -----------     -----------
     Loss before income taxes                    (4,361)           (635)        (10,485)         (5,554)
Income tax benefit                               (1,388)              -          (3,294)         (1,689)
                                          -------------     -----------     -----------     -----------
     Net loss                              $     (2,973)    $      (635)    $    (7,191)    $    (3,865)
                                          =============     ===========     ===========     ===========
Basic loss per share:
Net loss per share - basic                 $      (0.26)    $     (0.06)    $     (0.63)    $     (0.34)
                                          =============     ===========     ===========     ===========
Shares used in computing net loss per
 share - basic                               11,419,703      11,287,026      11,380,180      11,258,661
                                          =============     ===========     ===========     ===========
Diluted loss per share:
Net loss per share - diluted               $     (0.26)     $     (0.06)    $     (0.63)    $     (0.34)
                                          ============     ============     ===========     ===========
Shares used in computing net loss per
 share - diluted                            11,419,703       11,287,026      11,380,180      11,258,661
                                          =============    ============     ===========     ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                    SPACEHAB, INCORPORATED AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)                                                                                 Nine Months Ended March 31,
                                                                                                  2001             2000
                                                                                           --------------------------------
Operating activities
  Net loss                                                                                    $     (7,191)    $     (3,865)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation and amortization                                                                    6,594            6,391
    Changes in assets and liabilities:
      Decrease (increase)  in accounts receivable                                                   15,475           (4,859)
      Increase in prepaid expenses and other current assets                                            (80)          (1,133)
      Decrease (increase) in other assets                                                               23           (1,711)
      Increase in deferred flight revenue                                                            9,717            8,425
      Decrease in accounts payable and
        accrued expenses                                                                            (1,630)          (2,031)
      (Decrease) increase in deferred taxes                                                         (3,551)              67
                                                                                              ------------     ------------

          Net cash provided by operating activities                                                 19,357            1,284
                                                                                              ------------     ------------

Investing activities
  Payments for flight assets under construction                                                    (16,131)         (14,156)
  Payments for building under construction                                                          (5,888)          (3,659)
  Purchase of Johnson Engineering, net of cash acquired                                                  -              600
  Purchases of property, equipment and leasehold improvements                                       (1,617)          (2,696)
  Cash received from sale of flight assets                                                           5,000                -
  Investment in joint venture                                                                            -             (600)
                                                                                              ------------     ------------
          Net cash used for investing activities                                                   (18,636)         (20,511)
                                                                                              ------------     ------------

Financing activities
  Payment of loan payable                                                                           (2,518)          (1,752)
  Payment of note payable under credit agreement                                                      (333)            (333)
  Proceeds from issuance of common stock                                                               316              351
  Proceeds from revolving line of credit                                                             3,700            4,500
  Proceeds from issuance of preferred stock, net of expenses                                             -           11,892
                                                                                              ------------     ------------
          Net cash provided by financing activities                                                  1,165           14,658
                                                                                              ------------     ------------
          Net increase (decrease) in cash and cash equivalents                                       1,886           (4,569)
Cash and cash equivalents at beginning of period                                                     6,949           21,346
                                                                                              ------------     ------------
Cash and cash equivalents at end of period                                                    $      8,835     $     16,777
                                                                                              ============     ============


See accompanying notes to unaudited condensed consolidated financial statements.

                    SPACEHAB, INCORPORATED AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentaton

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and subsidiaries ("SPACEHAB" or the "Company") as of March 31, 2001, and the results of their operations for the three and nine month periods ended March 31, 2001 and 2000 and their cash flows for the nine months ended March 31, 2001 and 2000. However, the condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures.

The consolidated results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year. The Company's results of operations have fluctuated significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements appearing in the Company's Form 10-K for the year ended June 30, 2000.

2.  Earnings per Share

The following are reconciliation's of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine-month periods ended March 31, 2001 and 2000:

(In thousands except per share data)
                                                        Three months ended                          Three months ended
                                                          March 31, 2001                               March 31, 2000
                                         ---------------------------------------------  ------------------------------------------
                                             Income           Shares        Per Share      Income          Shares        Per Share
                                           (Numerator)     Denominator       Amount      (Numerator)     Denominator      Amount
                                         ---------------------------------------------  ------------------------------------------
Basic EPS:
Income available to
  common stockholders                        $(2,973)           11,419,703    $(0.26)      $   (653)         11,287,026    $(0.06)
Effect of dilutitive securities:
  Convertible notes payable                        -                     -         -              -                   -         -
  Options and warrants                             -                     -         -              -                   -         -
                                         -----------------------------------------------------------------------------------------
Diluted EPS:
Income available to
  common stockholders                        $(2,973)           11,419,703    $(0.26)      $   (653)         11,287,026    $(0.06)
                                         =============================================  ==========================================

                                                        Nine months ended                             Nine months ended
                                                          March 31, 2001                               March 31, 2000
                                         ---------------------------------------------  ------------------------------------------
                                             Income           Shares        Per Share      Income          Shares        Per Share
Basic EPS:                                 (Numerator)     Denominator       Amount      (Numerator)     Denominator      Amount
                                         ---------------------------------------------  ------------------------------------------
Income available to
  Common stockholders
Effect of dilutitive securities:             $(7,191)           11,380,180    $(0.63)      $( 3,865)         11,258,661    $(0.34)
  Convertible notes payable                        -                     -         -              -                   -         -
  Options and warrants                             -                     -         -              -                   -         -
                                         -----------------------------------------------------------------------------------------
Diluted EPS:
Income available to
  Common stockholders                        $(7,191)           11,380,180    $(0.63)      $ (3,865)         11,258,661    $(0.34)
                                         =============================================  ==========================================

Convertible notes payable outstanding as of March 31, 2001, convertible into 4,642,202 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the three and nine months ended March 31, 2001 and 2000 as the inclusion of the converted notes would be anti-dilutive for these periods.

Options to purchase 8,000 shares of common stock at $2.813 per share were outstanding for the three and nine months ended March 31, 2000, but were not included in the computation of diluted EPS at the inclusion of these options would be anti-dilutive. These options expire March 31, 2011.

Options and warrants to purchase 3,562,115 shares of common stock, at prices ranging from $3.44 to $24.00 per share, were outstanding for the three and nine months ended March 31, 2001 but were not included in the computation of diluted EPS because the options' exercise prices were greater than average market price of the common shares during the three and nine months ended March 31, 2001. The options expire between April 10, 2001 and February 12, 2011.

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

3.  Revenue Recognition

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

4.  Statements of Cash Flows - Supplemental Information

(a) Cash paid for interest costs was $3.9 million and $4.1 million for the nine months ended March 31, 2001 and 2000, respectively. The Company capitalized interest of approximately $2.4 million and $2.6 million during the nine months ended March 31, 2001 and 2000, respectively.

(b) The Company paid no income taxes during the nine month periods ended March 31, 2001 and 2000.

(c) During the nine months ended March 31, 2000, the Company received a $0.6 million refund of purchase price paid for the JE acquisition in 1998. In accordance with the acquisition agreement, the refund resulted from JE's failure to attain certain minimum award fee scores on its Flight Crew Systems Development ("FCSD") contract for the period from April 1, 2000 to September 30, 2000. The refund has been recorded as a reduction of goodwill from the JE acquisition.

5.  Credit Facilities

In June 1997, the Company signed an agreement with a financial institution securing a $10.0 million revolving line of credit (the "Revolving Line of Credit") that the Company may use for working capital purposes. As of August 8, 2000, $4.5 million was drawn on the line of credit, which was replaced on August 9, 2000. On August 9, 2000, the Company entered into a $15 million revolving credit facility with a different financial institution, which provides a working capital line of credit with a letter of credit sub-limit of $10.0 million (the "New Credit Facility"). This New Credit Facility replaced the $10 million Revolving Line of Credit. Certain assets of the Company collateralize the New Credit Facility. The term of the new agreement is through August 2003. As of March 31, 2001, $8.2 million was drawn on the New Credit Facility and $3.75 million was repaid subsequent to March 31, 2001.

In July 1997, Astrotech obtained a five-year term loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB, and provides for loans of up to $15.0 million for general corporate purposes. As of March 31, 2001, the Company had loans payable of $5.1 million.

In December 1998, the Company amended its agreement with Alenia Spazio S.P.A. ("Alenia") relative to the subordinated convertible notes payable to shareholder with an outstanding balance of $11.9 million. In consideration for a payment of $4.0 million, Alenia agreed to reduce the annual interest rate from 12 percent to 10 percent on the outstanding balance as of January 1, 1999, and the interest payment due for the quarter ended December 31, 1998, was waived resulting in an effective interest rate of 8.75 percent. As of March 31, 2001, the Company had loans payable of $7.9 million, which are due August 1, 2001. An amended agreement with the senior debt holders requires that an interest rate of
8.25 percent be applied to the senior debt with an outstanding balance of $0.3 million as of March 31, 2001.

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

6. Preferred Stock

On August 2, 1999, Astrium GmbH ("Astrium"), a shareholder, purchased an additional $12.0 million equity stake in SPACEHAB representing 1,333,334 shares of Series B Senior Convertible Preferred Stock. Under the agreement, Astrium purchased all of SPACEHAB'S 975,000 authorized and uninsured shares of preferred stock. At the annual stockholders meeting held on October 14, 1999, the shareholders approved the proposal to increase the number of authorized shares of preferred stock to 2,500,000, in order to complete the transaction with Astrium, allowing them to purchase the additional 358,334 preferred shares. The preferred stock purchase increased Astrium's investment voting interest in SPACEHAB to approximately 11.5 percent. The Series B Senior Convertible Preferred Stock is convertible at the holders' option on the basis of one share of preferred stock for one share of common stock, entitled to vote on an "as converted" basis the equivalent number of shares of common stock and has preference in liquidation, dissolution or winding up of $9.00 per preferred share. No dividends are payable on the convertible preferred shares.

7. Asset Sale

On November 30, 2000, Astrium entered into an agreement with the Company to purchase the Company's Integrated Cargo Carrier ("ICC") and Vertical Cargo Carrier ("VCC") flight assets. The total purchase price of $15.4 million is comprised of both cash and services payments. The transaction will occur in two phases. The first phase is for the purchase of the ICC assets and the second phase is for the purchase of the VCC assets. Phase one of the transaction was completed in the three months ended March 31, 2001. SPACEHAB has entered into an agreement with Astrium to lease these assets for a period of four years with two additional four year options.

8. Segment Information

Based on its organization, the Company operates in four business segments:
SPACEHAB, now designated Flight Services for Company management reporting, JE, Astrotech and Space Media, Inc. ("SMI"). Flight Services was founded to commercially develop space habitat modules to operate in the cargo bay of the Space Shuttles. Flight Services provides a turnkey service that includes access to the modules and provides integration and operations support services for both NASA and commercial customers. JE is primarily engaged in providing engineering services and products to the Federal Government and NASA, primarily under the
Flight Crew System Development  ("FCSD") Contract.   Astrotech provides payload
processing facilities to serve the satellite manufacturing and launch services industry. Astrotech currently provides launch site preparation facilities for flight ready satellites of major U.S. space launch companies and satellite manufacturers. SMI was established in April 2000, to develop space themed commercial business activities.

The Company's chief operating decision maker utilizes both revenue and income before taxes, including allocated interest based on the investment in the segment, in assessing performance and making overall operating decisions and
resource allocations.   As such, other income or expense items including taxes
and corporate overhead have not been allocated to the various segments.


(in thousands)
Three Months Ended March 31, 2001
                                                                                   Net             Depreciation
                                                              Pre-Tax             Fixed                 And
                                        Revenue                Loss              Assets            Amortization
                               -------------------------------------------------------------------------------------
Flight Services                                 $10,391           $(1,613)           $131,794                 $1,265
Johnson Engineering                              12,671              (524)              2,671                    409
Astrotech                                         1,230              (742)             31,984                    251
SMI                                                 161            (1,482)                669                     11
                               -------------------------------------------------------------------------------------
                                                $24,453           $(4,361)           $167,118                 $1,936
                               =====================================================================================

Three Months Ended March 31, 2000
                                                                                   Net             Depreciation
                                                             Pre-Tax              Fixed                 And
                                        Revenue                Loss              Assets            Amortization
                               -------------------------------------------------------------------------------------
Flight Services                                 $ 9,006           $  (394)           $123,519                 $1,389
Johnson Engineering                              13,556               (44)              2,925                    407
Astrotech                                         2,495              (197)             23,603                    249
SMI                                                   -                 -                   -                      -
                               -------------------------------------------------------------------------------------
                                                $25,057           $  (635)           $150,047                 $2,045
                               =====================================================================================

Nine Months Ended March 31, 2001

                                                                         Net             Depreciation
                                                    Pre-Tax             Fixed                 And
                               Revenue               Loss              Assets            Amortization
                               ----------------------------------------------------------------------
Flight Services                  $30,924          $ (3,144)           $131,794                 $4,126
Johnson Engineering               40,702              (330)              2,671                  1,236
Astrotech                          3,444            (2,609)             31,984                    731
SMI                                  324            (4,402)                669                     27
                               ----------------------------------------------------------------------
                                 $75,394          $(10,485)           $167,118                 $6,120
                               ======================================================================

Nine Months Ended March 31, 2000
                                                                         Net             Depreciation
                                                   Pre-Tax              Fixed                 and
                               Revenue               Loss              Assets            Amortization
                               ----------------------------------------------------------------------
Flight Services                  $25,414          $ (4,313)           $123,519                 $4,118
Johnson Engineering               45,062               (73)              2,925                  1,130
Astrotech                          6,570            (1,168)             23,603                    747
SMI                                    -                 -                   -                      -
                               ----------------------------------------------------------------------
                                 $77,046          $ (5,554)           $150,047                 $5,995
                               ======================================================================

9. Joint Venture

During the nine months ended March 31, 2000, the Company invested an additional $0.6 million in a joint venture with Guigne Inc. ("Guigne"), in accordance with the Company's initial funding commitment to the joint venture. The joint venture is constructing the Space-DRUMSTM facility to be used aboard the International Space Station. In accordance with the joint venture agreement, the Company informed Guigne in December 2000 of its intention to convert its investment in the joint venture to up to 19% common stock of Guigne, subject to
completion of a fair market value appraisal of Guigne.   Based on preliminary
estimates of fair market value of Guigne, the Company recognized a $0.2 million valuation allowance against its investment in Guigne during the second quarter of fiscal year 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
-------

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

SPACEHAB was incorporated in 1984 to commercially develop space habitat modules to operate in the cargo bay of the Space Shuttles. SPACEHAB, along with Johnson Engineering Corporation ("JE"), formerly designated Engineering Services ("ES") for Company management reporting, the Astrotech Space Operations, Inc. ("Astrotech"), and Space Media, Inc. ("SMI") subsidiaries define the Company.

SPACEHAB's Flight Services business segment provides a turnkey service that includes access to the modules and provides integration and operations support services to NASA and commercial customers. Astrotech currently provides launch site preparation of flight-ready satellites to major U.S. space launch companies and satellite manufacturers. JE was incorporated in the state of Colorado in 1973 and is primarily engaged in providing engineering services and products to the federal government, primarily NASA, under both prime contracts and subcontracts. JE also provides engineering fabrication services to commercial customers. These services include designing and fabrication of space flight hardware, mockups and museum exhibits. On April 11, 2000, the Company announced the formation of Space Media, Inc. ("SMI"), a majority-owned subsidiary and media corporation, to develop space-themed commercial business activities. SMI is also managing the Company's S*T*A*R*S(TM) Space Technology and Research Students) global space education program. On June 28, 2000, SMI acquired all of the capital stock of The Space Store. The Space Store, an online retail operation, is a wholly owned subsidiary of SMI. The Space Store offers an assortment of space-related products.

The Company currently operates under two significant contracts with NASA: (1) the REALMS Contract, currently a $136.6 million firm fixed price contract for Space Shuttle system and ISS research and logistics services that commenced in December 1997 with a period of performance through July 2000; and (2) the Flight Crew Systems Development Contract ("FCSD Contract") currently a $322.4 million multitask cost-plus-award and incentive-fee contract, that commenced in May 1993 and was scheduled to conclude in April 2001. NASA has notified the Company that it plans to exercise its option to extend certain tasks for an additional year through April 2002. NASA exercised the option subsequent to the period ended March 31, 2001.

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

The REALMS contract also provides SPACEHAB with an opportunity to significantly increase its revenue through commercial sales of a portion of the payload capacity on each research or logistics mission. The current commercial value of this commercial capacity is approximately $38.0 million with an additional $2.7 million of potential commercial value being marketed to SPACEHAB's commercial customer base including the European Space Agency ("ESA"), the National Space Development Agency of Japan ("NASDA") and the Canadian Space Agency ("CSA").

The first mission under the REALMS contract, STS-95, which carried Senator John Glenn back into space, was completed in October 1998. The second, third and fourth missions, which were logistics missions to the ISS were flown in May 1999 (STS-96), May 2000 (STS-101) and October 2000 (STS-106). The remaining missions currently under the REALMS contract, STS-105 (ICC mission), STS-107 (research module mission) and STS-112 (research module mission) are currently scheduled to fly in March 2001, July 2001 and April 2002, respectively. NASA has recently notified SPACHAB that within the next 12 months, it intends to exercise its option for two logistics missions utilizing both a SPACEHAB pressurized module and the ICC.

SPACEHAB also had a $6.6 million contract directly with The Boeing Company ("Boeing"), NASA's prime contractor for ISS development and assembly, for an ISS logistics mission, STS-102 (ICC mission) which flew in March 2001. SPACEHAB is negotiating a definitized and final contract with Boeing for a deployable ICC mission on flight STS-113 which is scheduled to fly in July 2002.

In November 1999, Astrotech received a six-year contract from Lockheed Martin for Atlas V payload processing (with options through 2010) and a ten-year contract from Boeing for Delta IV payload processing. Lockheed Martin exercised one of its available five one year extensions during the period ended March 31, 2001. The minimum revenue commitments under these contracts combined is $82 million over 10 years.

Revenue

Flight Services generates revenue by providing turnkey service that includes access to the modules and provides integration and operations support services to scientists and researchers responsible for the experiments and/or logistics supplies for module missions aboard the Space Shuttle System. For the REALMS contract and for contract awards for which the capability to successfully complete the contract can be demonstrated at contract inception, revenue recognition is being reported under the percentage-of-completion method based on costs incurred on a per mission basis over the period of the mission. The percentage-of-completion method results in the recognition of revenue over the period of contract performance.

JE generates revenue primarily from its multi-year cost plus award and incentive-fee contract with NASA. JE's flight crew support services include operations, training and fabrication of mockups at NASA's Neutral Buoyancy Laboratory, and at NASA's Space Vehicle Mockup Facility ("SVMF"), where astronauts train for both Space Shuttle and International Space Station missions. JE also designs and fabricates flight hardware, provides crew operations and stowage integration support, human systems engineering support and is also responsible for configuration management support to the ISS Program Office. Revenue provided by JE is recognized to the extent of costs incurred plus award fee or fixed fee using the percentage of completion method, measured on costs incurred. Award fees, which provide earnings based on contract performance as determined by periodic NASA evaluations, are recorded when the amounts can be reasonably estimated or are awarded. JE has also begun generating new commercial revenue under both fixed price and time and material contracts.

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

Space Media, Inc. generated a nominal amount of revenue for the period ended March 31, 2001 through its wholly owned subsidiary, The Space Store, an online retail business, from the sale of space-related products.

Costs of Revenue

Costs of revenue includes integration and operations expenses associated with the performance of three types of efforts: (i) sustaining engineering in support of all missions under a contract, (ii) mission specific support and
(iii) JE's direct and indirect costs under the FCSD Contract and other costs of revenue including depreciation expense, related insurance, costs associated with both the Astrotech and Flight Services payload processing facilities.


RESULTS OF OPERATIONS

For the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

Revenue.  Revenue decreased by 2% to approximately $24.5 million as compared to
-------
$25.1 million for the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001, revenue of $10.4 million was recognized from the REALMS Contract with NASA and with related commercial customers, $12.7 million from JE (primarily under the FCSD Contract), $1.2 million from Astrotech operations and $0.2 million from SMI. In contrast, for the period ended March 31, 2000, revenue of $9.0 million was recognized from the REALMS Contract with NASA and with related commercial customers, $13.6 million from JE (primarily under the FCSD Contract) and $2.5 million from Astrotech.
SMI began operations in the quarter ended March 31, 2000 and recorded no revenue. The decline in Astrotech's revenue is due to the reduction in the number of satellites processed for launch in the quarter ended March 31, 2001. JE's revenue declined in the quarter ended March 31, 2001 primarily due to the deletion of flight hardware from the FCSD contract this fiscal year.

Costs of Revenue. Costs of revenue for the quarter ended March 31, 2001
----------------
increased by 13% to $21.9 million, as compared to $19.3 million for the prior year's quarter. For the quarter ended March 31, 2001, integration and operations costs for the REALMS Contract and related commercial customer contracts were $7.9 million, $11.6 million for JE under the FCSD Contract, $1.1 million for Astrotech and $0.1 million for SMI. Deprecation expense for the period was $1.2 million. For the quarter ended March 31, 2000, integration and operations cost for the REALMS Contract and related commercial customer contracts were $4.3 million, $12.3 million for JE under the FCSD Contract and, $1.3 million for Astrotech payload processing. Depreciation expense for the period was $1.3 million.

Operating Expenses.  Operating expenses were approximately $5.7 million for the
------------------
three months ended March 31, 2001 and March 31, 2000. Selling, general and administrative ("SG&A") expenses increased 6% to $5.5 million for the three months ended March 31, 2001 as compared to $5.2 million for the quarter ended March 31, 2000. The increase in SG&A expenses in the current quarter is due primarily to the cost incurred for SPACEHAB's newly formed subsidiary, SMI. SMI's expenses were approximately $1.4 million. SMI is developing space themed commercial business activities.

Research and development costs decreased to $0.2 million for the quarter ended March 31, 2001 as compared to $0.5 million for the quarter ended March 31, 2000, due to the Company's emphasis on completing existing assets in progress and limiting new projects.

Interest Expense, Net of Capitalized Interest   Interest expense was
---------------------------------------------
approximately $1.5 million for the three months ended March 31, 2001, and $0.9 million for the three months ended March 31, 2000. There was also approximately $0.2 million and $0.9 million of interest capitalized for the three months ended March 31, 2001 and 2000, respectively. Interest for the current fiscal quarter is capitalized primarily on the construction of an additional payload processing facility by Astrotech.

Interest and Other Income, Net.  Interest and other income was approximately
------------------------------
$0.2 million for the three months ended March 31, 2001 and 2000. Interest is earned on the Company's short-term investments of available funds.

Income Taxes.   Based on the Company's projected taxable earnings for fiscal
------------
year 2001, the Company recorded a tax benefit of $1.4 million for the quarter ended March 31, 2001, as compared to no tax benefit or expense recorded for the quarter ended March 31, 2000. The Company's estimates of the recoverability of its deferred tax assets are based, in part, on projections of future profitability. In the event such projections are not accurate, an additional valuation allowance on deferred tax assets may be necessary, thereby resulting in reduced income tax benefits.

Net Loss.  The net loss for the quarter ended March 31, 2001 was approximately
--------
$3.0 million or $0.26 per share (basic and diluted EPS) on 11,419,703 shares as compared to net loss of $0.64 million or $0.06 per share (basic and diluted
EPS) on 11,287,026 shares.


For the nine months ended March 31, 2001 as compared to the nine months ended March 31, 2000.

Revenue.   Revenue decreased by approximately 2% to $75.4 million for the nine
-------
months ended March 31, 2001 as compared to $77.0 million for the nine months ended March 31, 2000. During the nine months ended March 31, 2001, revenue of $30.9 million was recognized from the REALMS Contract and commercial customer contracts, $40.7 million from JE (primarily under the FCSD Contract), $3.5 million from Astrotech operations and $0.3 million from SMI. During the nine months ended March 31, 2000, revenue of $25.4 million was recognized from the REALMS Contract and commercial customer contracts, $45.1 million was recognized from JE operations, primarily under the FCSD Contract, and $6.6 million was recognized from Astrotech operations. The decrease in revenue at JE is primarily due to the modification of the FCSD contract whereby flight hardware products were deleted from the contract and the decrease in the requirements for flight trainers and models. Astrotech revenue declined due to a reduction in the number of satellites processed for launch during the nine months ended March 31, 2001 as customer delays moved satellite processing jobs into future quarters. SMI began operations in the quarter ended March 31, 2000.

Costs of Revenue.  Costs of revenue for the nine months ended March 31, 2001
----------------
decreased approximately 1% to $65.2 million, as compared to $65.9 million for nine months ended March 31, 2000. For the nine months ended March 31, 2001, integration and operations costs for the REALMS Contract and related commercial customer contracts were $21.3 million, $36.5 million for JE, $3.1 million for Astrotech payload processing and $0.3 million for SMI. Depreciation expense for the period was $4.0 million. In contrast, the primary components of costs of revenue for the nine months ended March 31, 2000 include integration and operation costs under the REALMS Contract and commercial customer contracts of $17.0 million, JE of $41.5 million and Astrotech payload processing operations of $3.4 million. Depreciation expense for the period was $4.0 million.

Operating Expenses.  Operating expenses increased by approximately 25% to
------------------
approximately $17.9 million for the nine months ended March 31, 2001 as compared to approximately $14.4 million for the nine months ended March 31, 2000. The increase in SG&A expenses is due primarily to SMI which had nine months of operations in the period ended March 31, 2001 as compared to minimal expense in the comparable period ended March 31, 2000. SMI's expenses in the nine months ended March 31, 2001 were approximately $4.4 million. SMI is developing space themed commercial business activities.

Research and development costs decreased to $0.4 million for the period ended March 31, 2001 as compared to $1.6 million for the period ended March 31, 2000, due to the Company's emphasis on completing existing assets in progress and limiting new projects.

Interest Expense, Net of Capitalized Interest.  Interest expense was
---------------------------------------------
approximately $3.1 million for the nine months ended March 31, 2001 as compared to approximately $2.8 million for the nine months ended March 31, 2000. There was approximately $2.4 million and $2.6 million of capitalized interest for the nine months ended March 31, 2001 and 2000, respectively. Interest for the current fiscal year is capitalized primarily on the construction of the Company's research double module and associated hardware and an additional payload processing facility being constructed by Astrotech.

Interest and Other Income, Net  Interest and other income was approximately $0.4
------------------------------
million for the nine months ended March 31, 2001 as compared to $0.5 million for the nine month period ended March 31, 2000. Interest is earned on the Company's short-term investments of available funds.

Income Taxes. Based on the Company's projected taxable earnings for fiscal year
------------
2001, the Company recorded a tax benefit of $3.3 million for the nine months ended March 31, 2001, as compared to $1.7 million tax benefit recorded for the nine months ended March 31, 2000. The Company's estimates of the recoverability of its deferred tax assets are based, in part, on projections of future profitability. In the event such projections are not accurate, an additional valuation allowance on deferred tax assets may be necessary, thereby resulting in reduced income tax benefits.


Net Loss.  The net loss for the three month period ended March 31, 2001 was
--------
approximately $7.2 million, or $0.63 per share (basic and diluted EPS), on 11,380,180 shares as compared to a net loss of $3.9 million, or $0.34 per share (basic and diluted EPS) for the nine months ended March 31, 2000, on 11,258,661 shares.


LIQUIDITY AND CAPITAL RESOURCES

During December 1995, SPACEHAB completed an initial public offering of Common Stock (the "Offering"), which provided the Company with net proceeds of approximately $43.5 million.

In June 1997, the Company signed an agreement with a financial institution securing a $10.0 million revolving line of credit (the "Revolving Line of Credit") that the Company may use for working capital purposes. As of August 8, 2000, $4.5 million was drawn on the line of credit, which was replaced on August 9, 2000. On August 9, 2000, the Company entered into a $15 million revolving credit facility with a different financial institution, which provides a working capital line of credit with a letter of credit sub-limit of $10.0 million (the "New Credit Facility"). This New Credit Facility replaced the current $10 million Revolving Line of Credit. Certain assets of the Company collateralize the New Credit Facility. The term of the new agreement is through August 2003. As of March 31, 2001, $8.2 million was drawn on the New Credit Facility and $3.75 million was repaid subsequent to March 31, 2001.

In July 1997, Astrotech obtained a five-year term loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB, and provided at its inception for loans of up to $15.0 million for general corporate purposes. As of March 31, 2001, the Company had loans payable of $5.1 million. On October 21, 1997, the Company completed a private placement offering of convertible subordinated notes payable, which provided the Company with net proceeds of approximately $59.9 million which has been used, in part, for capital expenditures associated with the development and construction of space related assets, the purchase of JE on July 1, 1998, and for general corporate purposes.

In December 1998, the Company amended its agreement with Alenia Spazio S.P.A ("Alenia") relative to the subordinated convertible notes payable to shareholder with an outstanding balance of $11.9 million. In consideration for a payment of $4.0 million, Alenia agreed to reduce the annual interest rate from 12 percent to 10 percent on the outstanding balance as of January 1, 1999, and the interest payment due for the quarter ended December 31, 1998, was waived resulting in an effective interest rate of 8.75 percent. As of March 31, 2001, the Company had loans payable of $7.9 million, which are due August 1, 2001. An amended agreement with the senior debt holders requires that an interest rate of
8.25 percent be applied to the senior debt with an outstanding balance of $0.3 million as of March 31, 2001.

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

On November 30, 2000, Astrium entered into an agreement with the Company to purchase the Company's Integrated Cargo Carrier ("ICC") and Vertical Cargo Carrier ("VCC") flight assets. The total purchase price of $15.4 million is comprised of both cash and services payments. The transaction will occur in two phases. The first phase is for the purchase of the ICC assets and the second phase is for the purchase of the VCC assets. Phase one of the transaction was completed in the quarter ended March 31, 2001. SPACEHAB has entered into an agreement with Astrium to lease these assets for a period of four years with two additional four year options.

Cash Flows from Operating Activities. Cash flows provided by operating activities for the nine months ended March 31, 2001 and March 31, 2000 were $19.4 million and $1.3 million, respectively. The increase in cash flows from funds provided by operating activities for the period ended March 31, 2001 is primarily due to an decrease in accounts receivable of $15.5 million, which primarily represents the receipt of payments from customers, primarily NASA, for missions under contract. Depreciation and amortization for the nine months ended March 31, 2001 and March 31, 2000 were $6.6 million and $6.4 million, respectively.

Cash Flows from Investing Activities. For the nine months ended March 31, 2001 and 2000, cash flows used for investing activities were $18.6 million and $20.5 million, respectively. The investments made during the nine months ended March 31, 2001 were $16.1 million for the construction of flight assets consisting primarily of the research double module and associated hardware, the Enterprise tm module and the Spacehab Universal Communication system. $5.9 million was spent for buildings, primarily for the expansion at the Astrotech Florida facility, and $1.6 million for property, equipment, and leasehold improvements. The Company received $5.0 million in cash for the phase one sale of the ICC assets during the period ended March 31, 2001. The Company is in the process of seeking permanent financing for the facilities expansion at Astrotech's Florida facility. During the period ended March 31, 2000, $14.2 million was spent for the construction of flight assets consisting primarily of the research double module and associated hardware, $3.7 million for buildings primarily for the expansion at Astrotech's Florida facility, and $2.7 million for property, equipment, and leasehold improvements. An additional $0.6 million was invested in the Space-DRUMSTM joint venture, completing the contracted investment. SPACEHAB received $0.6 million from an escrow agreement related to the purchase of Johnson Engineering during the period ended March 31, 2000.

Cash Flows from Financing Activities. Cash flows provided by financing activities were approximately $1.2 million and $14.7 million for the nine months ended March 31, 2001 and 2000, respectively. During the period ended March 31, 2000, SPACEHAB borrowed $4.5 million against a line of credit, and raised $11.9 million, net of expenses, from Astrium, a shareholder, in exchange for 1,333,334 shares of Series B Convertible Preferred Stock.

As described above, the Company has several on-going asset construction efforts underway, all of which will require substantial amounts of additional capital. The Company's current available cash and cash equivalents, and amounts available under the New Credit Facility are not adequate to fully meet these financing requirements through the completion of construction of these assets. Astrotech is in the process of seeking financing for the payload processing facility expansion from a financial institution. The Company is also seeking financing for the Enterprise module and SMI from a third party and strategic investors.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

SPACEHAB's primary exposure to market risk relates to interest rates. SPACEHAB's financial instruments which are subject to interest rate risk principally include the New Credit Facility, the Term Loan Agreement and fixed rate long-term debt. SPACEHAB's long-term debt obligations are generally not callable until maturity. SPACEHAB does not use interest rate swaps or derivative financial instruments to manage its exposure to fluctuations in interest rates.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         NONE


ITEM 2.  CHANGES IN SECURITIES

         NONE


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE


ITEM 5.  OTHER INFORMATION

         NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         NONE

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SPACEHAB, INCORPORATED



Date: May 14, 2001              /s/ Julia A. Pulzone
                               -----------------------------------------
                                Julia A. Pulzone
                                Senior Vice President, Finance
                                and Chief Financial Officer


                                /s/ Michael E. Kearney
                               -----------------------------------------
                                Michael E. Kearney
                                President and Chief Operating Officer