Form 10-K
period 2001-06-30
SPACEHAB INC \WA\
filed 2001-10-15
CIK 1001907

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

          [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the Fiscal Year Ended June 30, 2001.


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

       Incorporated in the              IRS Employer Identification
       State of Washington              Number 91-1273737

        Securities Registered pursuant to Section 12(b) of the Act: None
           Securities Registered pursuant to Section 12(g) of the Act:

         Title of Each Class                           Name of Each Exchange
         Common Stock                                  on which Registered
         (no par value)                                NASDAQ National Market

         Number of shares of Common Stock (no par value) outstanding as of August 23, 2001:11,528,145. Aggregate market value of Common Stock (no par value) held by non-affiliates of the registrant on August 19, 2001, based upon the closing price of the Common Stock on the Nasdaq National Market of $1.91 was approximately $22,018,757.

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

                      Documents Incorporated by Reference:

Proxy Statement for the Annual Meeting of      Parts I, II, and III of Form 10-K
Stockholders to be held November 20, 2001.

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

Item 1.  Business

Company Background and History
------------------------------

         SPACEHAB, Incorporated ("SPACEHAB" or the "Company") was incorporated in 1984 and is the first company to commercially develop, own and operate both pressurized habitable modules that provide space-based laboratory research facilities and cargo services aboard the U.S. Space Shuttle system (the "Space Shuttle" or "STS") and an unpressurized cargo carrier system. A SPACEHAB Single Module, when installed in the payload bay of a Space Shuttle, more than doubles the working and living space available to astronauts for research, experimentation, habitation and storage. The Company presently offers its SPACEHAB Modules in a single modular version (the "Single Module") and a double modular version (the "Double Module"). The Company also offers an unpressurized cargo carrier system, the ("ICC") or "Integrated Cargo Carrier", and has completed the construction of a research double module (the "Research Double Module" or "RDM"). During the second half of the year ended June 30, 1998, the Company initiated development for a new asset, the Adaptable Docking Module ("ADM") which will provide the following services to the Company's customers: serve as a docking module, serve as a crew return vehicle vestibule, serve as a large hatch air lock and be deployable to attach to the International Space Station ("ISS"). All versions of the SPACEHAB Modules can accommodate a combination of lockers, racks and soft stowage arrangements, which are provided as a service primarily to NASA. SPACEHAB Modules, which have been outfitted with systems to facilitate laboratory research experiments in the near-weightless ("microgravity") environment of space, are also capable of transporting food, clothing, equipment and other vital supplies (collectively, "logistics") to the ISS. SPACEHAB also provides a full range of pre- and post-flight experiment and payload processing services, and in-flight operations support to assist astronauts and researchers, in space and on the ground, in connection with the performance of experiments aboard SPACEHAB Modules. From June 1993 through June 2001, SPACEHAB Modules and ICC's have flown sixteen successful missions on the Space Shuttle.

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

         SPACEHAB expanded its capability to respond to the needs of its Human Space Flight Customers by acquiring Johnson Engineering Corporation ("JE") on July 1, 1998. With over 546 employees, JE performs several critical services for NASA including flight crew support services, operations, training and fabrication of mockups at NASA's Neutral Buoyancy Laboratory ("NBL") and at NASA's Space Vehicle Mockup Facility ("SVMF"), where astronauts train for both Space Shuttle and ISS missions. JE also designs and fabricates flight hardware as well as providing stowage integration services and, is responsible for configuration management support to the ISS program office.

          On April 11, 2000, the Company announced the formation of Space Media, Inc. ("SMI"), a majority-owned subsidiary that intends to create proprietary space-themed content for education and commerce. During the year ended June 30, 2001, SMI's activities were refocused primarily to develop content for the STARS Academy(TM), corporate promotion and advertising opportunities and offering a library of content that can be redistributed through various media channels. The STARS Academy is a global education program offering students a scientific, cultural and social adventure across the earth, into the oceans and aboard the International Space Station. SMI offers retail products associated with the STARS Academy. The STARS Academy program currently is planning to launch student-designed experiments on a Space Shuttle mission next year for schools in Australia, Canada, China, Israel, Japan, Singapore, Thailand, and the United States. During the year ended June 30, 2000, SMI acquired The Space Store, an online retail operation, anticipating that e-commerce is expected to be an integral part of its Internet business. The Space Store currently offers an assortment of space-related products through its Space Store website, www.spacestore.com.

          In the year ended June 30, 2000, the Company also began development and completed the preliminary design phase, in partnership with RSC Energia ("Energia") of Korolev, Russia, of a commercial space station habitat module. Named Enterprise(TM), this multipurpose module will be attached to the ISS. The Company anticipates that Enterprise will be the world's first commercial real estate in space and the first commercial module attached to the ISS. Enterprise is currently designed to offer space station users habitation, stowage space, communications, power and other utilities, and laboratory facilities for long-duration research.

          The Company and Energia completed the organization of Space Station Enterprise, LLC ("SSE LLC"), a Delaware limited liability corporation, to complete development and future operation of Enterprise. The Company and Energia have an equal ownership interest in SSE LLC. SSE LLC is actively pursuing additional investors to provide investment funds and participate as owners of SSE LLC in completing Enterprise. Enterprise is anticipated to be launched in early 2004.

Company Strategy
----------------

         SPACEHAB's goal is to become a global market leader providing products and services supporting human space flight, space station logistics and satellite launch industries. The Company seeks to achieve this goal through implementation of the following strategy:

         1. Expanding The Scope of Business. SPACEHAB continues to focus on its core business through evaluating opportunities to offer new products and services to its customer base using its existing assets and company expertise. The Company has also focused on divesting non-core business operations. The Company has completed construction of the Research Double Module, continued development of the ADM opportunity and has developed and flown the Integrated Cargo Carrier. Based on SPACEHAB's continuing involvement in microgravity research and logistics Space Shuttle missions, and its close interaction with NASA and other users of its SPACEHAB Module services, the Company is well positioned to anticipate emerging requirements for new services in the human space flight industry. The acquisition of JE on July 1, 1998 complements SPACEHAB's traditional strengths in conceptual design and program management while adding skills in engineering, design and training critical to NASA as well as to the successful completion of the ISS. With the acquisition of Astrotech on February 12, 1997, the Company diversified its revenue and customer base targeting new and related space services markets. Astrotech is one of the premier commercial providers of satellite payload processing facilities in the United States providing launch site preparation of flight-ready satellites to major U.S. space launch companies and satellite manufacturers.

         2. Focusing on Quality of Service. SPACEHAB has completed sixteen Shuttle Missions to date, all of which have been completed successfully. The Company intends to maintain and enhance its reputation for product reliability, process innovation and performance excellence.


         3. Maintaining Its Position as Low-Price Provider. The Company continues to offer its payload accommodation and station logistics resupply services to NASA and other customers using

SPACEHAB-owned and leased assets, on a fixed-price basis that the Company believes is significantly lower than the cost-plus basis used by traditional aerospace contractors. Through the focus and rigorous application of commercial best practices in the development and operation of its hardware and facilities, SPACEHAB substantially reduces the cost, time and complexity that burden conventional government contractors providing services under cost-plus contracts.

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

         4. Continuing Entrepreneurial Initiatives. The Company continues to develop and offer innovative business arrangements to meet NASA and other customer requirements. The Company has repeatedly taken the initiative to improve its modules and payload processing services and to deploy new assets in anticipation of customer needs. By focusing on the quality, cost and responsiveness of its services, and by attracting and recruiting highly talented and experienced personnel into its distinctly entrepreneurial organization, SPACEHAB seeks to distinguish itself as an innovative and effective provider of commercial space services while achieving higher contract profit margins for module contracts than are customary in traditional government aerospace contracts.

         5. Leveraging International Strategic Alliances. The Company seeks to create and maintain strategic alliances with key international players in the space industry. Such relationships include Mitsubishi Corporation in Japan; Astrium, GmbH (formerly known as DaimlerChrysler Aerospace AG ("Astrium"), a related party, Alenia Spazio S.p.A. ("Alenia"), and Intospace GmbH in Europe; and RSC Energia in Russia. On August 2, 1999, Astrium, a related party, strengthened its strategic relationship with the Company by purchasing a $12.0 million equity stake in SPACEHAB. This transaction was completed in two stages, on August 5, 1999 and on October 14, 1999. The Company believes these alliances have produced and will continue to produce business opportunities with these partners, the governments of their respective countries and other industries within those countries.

         Through the Company's contracts, it continues to implement its business strategy by identifying customer requirements, creating innovative technical solutions, raising private capital to develop assets and providing services pursuant to those contracts.

Products and Services
---------------------

         SPACEHAB Single Modules are aluminum cylinders, measuring 10 feet in length by 13.5 feet in diameter, that incorporate a patented design including a truncated top and flat-end caps. These fully instrumented modules provide experiment resources such as power, data management, thermal control and vacuum venting. SPACEHAB Single Modules are employed primarily for research missions such as the STS-95 flight that carried Senator John Glenn back into space in October 1998. In the nine months ended June 30 1996, the Company completed a development program and introduced the Logistics Double Module. This module was optimized to carry logistics and was used by NASA to carry vital supplies to the astronauts and cosmonauts who resided on the Russian space station Mir. SPACEHAB invested $12.5 million in the design, development, and production of the Logistics Double Module. During the year ended June 30, 1997, in an effort to anticipate the need of customers, the Company began the full-scale development and construction of its Research Module with double module hardware, which when combined with a Single Module becomes the RDM. The RDM is fully dedicated to microgravity research and is under contract for the STS-107 mission, which is scheduled to fly in May 2002. Expenditures for the RDM through the year ended June 30, 2001 were $59.9 million. The RDM was completed in the year ended June 30, 2001.

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

         SPACEHAB has addressed the need to carry unpressurized cargo to the ISS by designing and developing the ICC System of unpressurized or "space-exposed" payload carriers. Unpressurized cargo, including ISS assembly components, astronaut tools and support equipment, as well as spare parts and experiments, is critical to the assembly and operation of the ISS. One or more ICCs can be used singularly or in combination with SPACEHAB Single or Double Modules to provide the optimum mix of pressurized and unpressurized cargo on a single mission to the ISS. The ICC was first flown on the first supply mission to the ISS, STS-96, in May 1999. Three additional successful missions have been flown to date. Two more are under contract. Five more appear in NASA manifest planning documents. In order to more fully meet NASA's requirements for external, unpressurized cargo, the Company, in partnership with Astrium GmbH, a related party, has completed development of a vertical cargo carrier, designed and built for SPACEHAB by RSC Energia, and other derivatives and components which make the ICC System the most capable, flexible and adaptable unpressurized payload carrier system anywhere. ICC derivatives include deployable pallets that will transfer from the Space Shuttle Orbiter and be attached to the ISS during increment operations.

         JE performs several critical services for NASA, including flight crew support services, operations, training and fabrication of mockups at NASA's Neutral Buoyancy Laboratory and at NASA's Space Vehicle Mockup Facility, where astronauts train for both Space Shuttle and ISS missions. JE also designs and fabricates flight hardware, such as flight crew equipment and crew quarters habitability outfitting, as well as providing stowage integration services. JE is also responsible for configuration management support to the ISS program management office. JE's ability to perform detailed design, fabrication, and operations complements the Company's traditional strengths in conceptual design and program management. The acquisition of JE provides many of the critical skills and capabilities used to perform SPACEHAB services that currently are acquired through subcontracting relationships.

         JE primarily operates under the Flight Crew Systems Development contract ("FCSD" Contract") which is currently a $366.6 million multitask cost-plus-award and incentive-fee contract. The contract commenced in May 1993 and was originally scheduled to conclude in April 2001. NASA has exercised its option to extend certain tasks for an additional year through April 2002.

         SPACEHAB's Astrotech payload processing business serves the commercial satellite manufacturing and launch services industries in Florida and at the Vandenberg Air Force Base in California. Although payload processing is generally associated with the final preparation of a satellite or other space payload for launch, it is also the first step in the launch process and requires specialized facilities and support located at the launch site. Astrotech's payload processing activities provide the necessary resources for mechanical assembly or reassembly, electrical systems testing, calibration, liquid propellant loading and numerous other related activities. Additionally, Astrotech's specialized facilities include, but are not limited to, environmentally controlled rooms, airlock systems, overhead crane systems, and hazard-proof work areas. In the year ended June 30, 1999, Astrotech acquired an additional 23.5 acres of land adjoining its existing Florida site for the construction of additional payload processing facilities required to support the increased projected launch rate and larger sized payloads associated with the new Evolved Expendable Launch Vehicles ("EELV") being developed by Boeing and Lockheed Martin under Air Force contracts. In support of the new Boeing and Lockheed Martin contracts, Astrotech completed the design and began construction of a major facility expansion at its Florida site estimated to cost approximately $30.5 million. When completed in the fall, this new facility will support all planned configurations of the new Boeing Delta IV and Lockheed Martin Atlas V launch vehicles. Expenditures for this expansion were approximately $9.9 million and $5.7 million in the year ended June 30, 2001 and 2000, respectively. Subsequent to the year ended June 30, 2001, Astrotech completed a $20 million financing of its satellite processing facility expansion in Titusville, Florida.

         Astrotech operates its payload processing services under multi-year agreements with Lockheed Martin to support the processing of commercial Atlas payloads and with Boeing to support the processing of all Delta payloads, and with Orbital Sciences to support the processing of Taurus and Pegasus payloads. Astrotech also has a similar arrangement with Boeing to support the processing of all Sea Launch payloads at Sea Launch's facility in Long Beach, California.

         Astrotech continued its pursuit of a second major business area, providing sounding rocket flight hardware and launch services. In December 1998, Astrotech entered into a relationship with ATK (formerly Alliant Tech Services,
Inc) to develop a new sounding rocket system called the "Oriole". The successful test launch of the Oriole was completed on July 7, 2000 from NASA Wallops Flight Facility in

Virginia. Subsequent to the year ended June 30, 2001, Astrotech sold the assets of its Oriole sounding rocket program and related property to DTI Associates, Inc. of Arlington, Virginia. The sale, effective July 26, 2001 turns over all physical and intellectual property assets of Astrotech's sounding rocket program, including the design of the Oriole rocket, except for those required for Astrotech to fulfill the terms of an agreement with an existing customer.

         Astrotech also plans to pursue additional opportunities, including (i) providing payload processing facilities and services to new U.S. Government customers in the defense and intelligence communities and (ii) supporting new space launch facilities and related payload processing functions internationally.

         On April 11, 2000, the Company announced the formation of Space Media, Inc. ("SMI"), a majority-owned subsidiary that intends to create proprietary space-themed content for education and commerce. During the year ended June 30, 2001, SMI's activities were refocused primarily to develop content for the STARS Academy(TM), corporate promotion and advertising opportunities and offering a library of content that can be redistributed through various media channels. The STARS Academy is a global education program offering students a scientific, cultural and social adventure across the earth, into the oceans and aboard the International Space Station. SMI offers retail products associated with the STARS Academy. The STARS Academy program currently is planning to launch student-designed experiments on a Space Shuttle mission next year for schools in Australia, Canada, China, Israel, Japan, Singapore, Thailand, and the United States. During the year ended June 30, 2000, SMI acquired The Space Store, an online retail operation, anticipating that e-commerce is expected to be an integral part of its Internet business. The Space Store currently offers an assortment of space-related products though its Space Store website, www.spacestore.com.
------------------

         Also in the year ended June 30, 2000, the Company began development, in partnership with RSC Energia, of the Enterprise(TM) space station habitat module
- the world's first commercial real estate in space. With Enterprise, the Company can offer stowage space, power and other utilities, and research facilities for long-duration experiments.

         In 1998 the Company entered into a joint venture agreement with Guigne Technologies Ltd. to build the SpaceDRUMSTM , a facility that uses acoustic energy to position samples inside an experiment device for "containerless processing", which is scheduled to be the first commercial research facility on the ISS. The company's interest in the joint venture was converted to an equity interest in Guigne', Inc., the parent company of Guigne Technologies, Ltd. effective January 1, 2000. Guigne, Inc is a developer of technologies using acoustic energy processing which include various commercial sonar products.

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

         Space Support Services and Training

         Space support services include providing logistics and payload processing support to NASA, other governments and commercial customers of the Space Shuttle and the ISS. Permanently orbiting facilities such as the ISS require reliable sources of logistics: food, clothing, equipment and supplies that sustain the astronauts and enable them to conduct research. NASA's current plans call for the Space Shuttle to be launched at least six times per year for the foreseeable future. It is currently estimated that the ISS, when completed, will require approximately five Space Shuttle logistics missions per year.

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

         A significant component of space support services include managing all training operations and facility engineering at the NBL. NASA also requires design and fabrication of full-scale mockups of the ISS elements used in NBL and SVMF training.

Competition
-----------

         Currently, there are no other companies that compete directly with SPACEHAB in providing pressurized module services that are carried aboard the Space Shuttles. NASA had a government-owned and operated system, Spacelab, which provided services similar to those provided by SPACEHAB modules. However, NASA terminated the Spacelab program with its final mission flown in April 1998. The Company completed the design and construction of the Research Double Module under a contract with Boeing (formerly McDonnell Douglas Aerospace). The Research Double Module represents a commercial replacement for NASA's Spacelab. The Company believes that this module will significantly outperform Spacelab in terms of technology, capacity, functionality and cost-effectiveness.

         The Company's long-term strategy for growth is to provide research, logistics, infrastructure and payload processing services to NASA and others during the ISS era. This strategy could require the Company to compete with commercial companies such as Lockheed Martin, Boeing and others who have existing NASA support contracts, greater financial resources and manufacturing capabilities, and larger marketing, sales and technical organizations than the Company. In response to this, the Company has maintained strong strategic relationships with United Space Alliance and Boeing. In addition, in the international market SPACEHAB formed a strategic alliance with DaimlerChrysler Aerospace AG, now part of the largest European aerospace corporation, Astrium, a related party. As part of the agreement with Astrium, a related party, they have taken a position as the largest single shareholder in the Company and are actively pursuing joint programs with the Company. SPACEHAB's existing strategic relationships with Mitsubishi Corporation and Alenia may provide additional opportunities for teaming and partnerships that management believes will enable the Company to compete for market share.

        The Italian Space Agency has contracted with the International Space Station to build three Multi-Purpose Logistics Modules ("MPLM") intended for use in connection with the ISS. Although the MPLM provides similar services similar as SPACEHAB's modules for ISS logistics missions, SPACEHAB believes that its modules are complementary to the MPLM. Each module is for use in special situations, e.g.- the MPLM is expected to be used when a requirement exists for large construction elements such as rack-based systems and payloads. When the requirement exists for crew rotation, resupply of food, supplies and equipment, the Company believes that SPACEHAB modules would be more appropriate due in part to the flexibility and late access capabilities of the SPACEHAB's modules. Of the five planned or possible logistics missions per year to the ISS, the Company expects that two or three will be SPACEHAB missions.

         Astrotech's payload processing facilities are located in Florida and California. At present, management believes that Astrotech's U.S. competition is limited to the California Vandenberg Air Force Base ("VAFB") launch site where a competitor, Spaceport Systems International ("SSI") is located. SSI was established by obtaining surplus U.S. Air Force facilities at the VAFB launch complex before Astrotech established its facilities there when no commercial alternative was available. To the Company's knowledge, SSI has won several contracts to process NASA spacecraft for launch from VAFB. SSI does not have payload processing facilities in Florida, where the majority of U.S. commercial satellite launches occur.

         JE's competitors are those aerospace companies that provide engineering and fabrication services. JE's competitors include Boeing, Lockheed Martin, United Space Alliance, Barrios Technologies, Inc., Hernandez Engineering, Inc., Cimarron and Oceaneering International, Inc.

SMI has no known competitors.

Dependence on a Single Customer
-------------------------------

         Approximately $87 million (or 83 percent) of the Company's revenue in the year ended June 30, 2001 was generated from two NASA contracts - the Research and Logistics Mission Support Contract ("REALMS") and the Flight Crew System Development ("FCSD") Contract. While Astrotech, and the commercial customer contracts allowed under the REALMS contract provides additional revenue sources, the Company anticipates that revenue from NASA will continue to account for a significant amount of the Company's revenue over the next several years. There are no assurances, however, that NASA will require the Company's services in the future. Therefore, the Company's failure to execute new contracts with NASA would have a material adverse effect on the Company's financial condition and results of operations. Additionally, a significant portion of the revenue from JE is derived under contracts with NASA. Accordingly, the Company continues to focus its efforts on diversifying its customer base to include commercial companies, as evidenced by the Astrotech acquisition in 1997 and the formation of SMI in 2000.

Backlog
-------

         A significant portion of the Company's revenue is currently generated from its contracts with NASA that, similar to contracts with other agencies of the U.S. government, contain provisions pursuant to which NASA may terminate the contract "for convenience." The Company's contracts with NASA are conditioned by its terms upon NASA receiving an adequate annual appropriation of funds from the U.S. Congress. Failure to receive funds from Congress or a withdrawal by Congress of prior appropriations would permit NASA to terminate its contracts with SPACEHAB "for convenience." For the government's fiscal year ended September 30, 2001, both the U.S. Senate and House of Representatives have authorized and approved an annual appropriation of $14.5 billion for NASA, including $2.087 billion for the ISS, indicating a commitment by the government to the space industry. However, there can be no assurance that the future level of approved funding will be adequate for NASA to complete all of its initiatives including those relating to the contracts with the Company. In addition, in light of the recent terrorist activity, the amount of future NASA's appropriations is uncertain.

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

         As of June 30, 2001 and 2000, the Company's contract backlog was approximately $205 million and $218 million, respectively, of which $97 million and $129 million, respectively, represented U.S. government backlog and $108 million and $89 million, respectively, represented non-U.S. government contracts.

Contract History
----------------

         SPACEHAB's fundamental business strategy is based on carefully anticipating customer requirements and, investing capital to develop space-flight assets, contracting with established aerospace companies for engineering and asset production while retaining ownership of these assets and providing innovative, cost-effective solutions that meet customer requirements using fixed-price service contracts. This strategy has been successful for the Company in obtaining three significant contracts with NASA: a $184.2 million Commercial Middeck Augmentation Module contract (the "CMAM Contract") for five missions, a $91.5 million contract for four missions and three option missions (all of which were exercised) to the Mir Space Station (the "Mir Contract") and a $160.3 million REALMS contract for four missions and defining the pricing for six mission configurations. The REALMS Contract provides an opportunity for the Company to provide similar services to commercial customers. Contracts with commercial customers on STS-95, STS-101, STS-105, STS-107 and STS-123 are approximately $38.0 million.

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

         The REALMS Contract, signed in December 1997 and amended in October 1999, requires that the Company provide a single and a double module and unpressurized ICC to support microgravity research payloads and outfitting of the ISS. STS-95, a research mission, flew in October 1998; STS-96, a logistics mission, flew in May 1999; STS-101, a logistics mission, flew in May 2000; STS-106, a logistics mission, flew in September 2000; and STS-105, a logistics mission, flew in August 2001; and STS-107 and STS-123, research missions, are scheduled to fly in May 2002 and May 2004, respectively. The REALMS Contract provides an opportunity for the Company to provide similar services to commercial customers on STS-95 and STS-101, STS-107 and STS-123. During the year ended June 30 1998, the Company entered into agreements with NASDA, ESA, the Canadian Space Agency ("CSA") and the Japanese Broadcasting Agency ("NHK") (collectively, the "STS-95 Commercial Customers"). Pursuant to the agreements, SPACEHAB provided hardware and integration and operations for scientific microgravity experiments to the STS-95 Commercial Customers aboard the Single Research Module on STS-95. The Company completed integration and operations efforts for the STS-95 and STS-96 missions and began integration and operations efforts for STS-101 and STS-107 during the year ended June 30, 1999 reporting $39.1 million in revenue for these missions under the percentage-of-completion revenue recognition policy. In the year ended June 30, 2000, the Company completed integration and operations efforts for STS-101, began integration and operation efforts for STS-102, STS-105 and STS-106 and continued integration and operation efforts for STS-107. In the year ended June 30, 2000, the Company recognized $39.6 million in revenue for these missions. In the year ended June 30, 2001, the Company completed integration and operations efforts for STS-102 and STS-106 continued integration and operations effects for STS-105, STS-107, STS-114 and STS-123. In the year ended June 30, 2001, the Company recognized $45.0 million in revenue for these missions.

         JE primarily operates under the Flight Crew Systems Development contract ("FCSD" Contract") which is currently a $366.6 million multitask cost-plus-award and incentive-fee contract. The contract commenced in May 1993 and was scheduled to conclude in April 2001. NASA has exercised its option to extend certain tasks for an additional year through April 2002. JE performs several critical services for NASA including flight crew support services, operations, training and fabrication of mockups at NASA's NBL and at NASA's SVMF, where astronauts train for both Space Shuttle and ISS missions. JE also designs and fabricates flight hardware, such as flight crew equipment and crew quarters' habitability outfitting as well as providing stowage integration services. JE is also responsible for configuration management support to the ISS program management office. For the years ended June 30, 2001, 2000 and 1999, JE recognized revenue of $53.5 million, $58.2 million and $58.4 million, respectively.

         During the year ended June 30, 2000, Astrotech completed negotiations of long-term extensions to payload processing contracts with its two largest customers, Boeing and Lockheed Martin. The revenue under these contracts is approximately $85 million. Astrotech has successfully supported the processing of over 150 satellites since the beginning of operations in 1985 and continues to be recognized as the industry leader in commercial satellite processing. For the years ended June 30, 2001, 2000 and 1999, Astrotech recognized revenue of $6.2 million, $7.6 million and $9.8 million, respectively.

Research and Development
------------------------

         The Company incurred $0.4 million, $2.4 million and $3.6 million in research and development expenditures during the years ended June 30, 2001, 2000 and 1999, respectively.

         Approximately $0.1 million of the Company's research and development expenditures for the year ended June 30, 2001 were spent on the Astrotech sounding rocket program. $0.2 million was spent on the development of a lightweight tunnel at JE. The remainder of $0.1 million was spent on miscellaneous research and development projects at SPACEHAB.

         Approximately $1.1 million of the Company's research and development expenditures for the year ended June 30, 2000 were spent completing the development of the Astrotech sounding rocket program. In addition, $0.5 million was spent on the development of the Enterprise module and $0.8 million was spent on various studies conducted by third parties. Approximately $1.0 million of the Company's research and development expenditures for the year ended June 30, 1999 were spent on the development of the sounding rockets. In addition, $2.6 million was spent on various studies conducted by third parties.

         SPACEHAB completed the construction of the ICC in the year ended June 30, 2000. Completion of this asset expands the Company's product and service lines to meet market requirements for low-cost unpressurized carriers for research experiments and cargo. SPACEHAB developed the ICC to carry unpressurized cargo to the ISS, based on a patented pallet technology (the "Unpressurized Cargo Pallet" or ("UCP"), which can be used independently or in tandem with the SPACEHAB Single or Double Modules. The ICC's design is such that it is located in what is ordinarily unused volume in the front of the Space Shuttle's cargo bay. By expanding the capabilities of the Space Shuttle and by offering flexibility in the mix of pressurized and unpressurized cargo carried on each mission, the Company believes that the ICC could become the preferred method for providing logistics and utilization resupply to the ISS. During the year ended June 30, 2001, the Company sold the ICC assets to Astruim. SPACEHAB has entered into an agreement with Astrium, a related party, to lease these assets for a period of four years with two additional four-year options.

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

Employees
---------

         As of June 30, 2001, the Company and its wholly and majority-owned subsidiaries employed 647 regular fulltime employees, 546 are employed by JE, 66 are employed by SPACEHAB, 25 are employed by the Astrotech subsidiary, and 10 are employed by the SMI subsidiary. Of these employees, approximately 11 percent hold advanced degrees, including 8 individuals who hold doctorate degrees. Additionally, a significant number of the Company's employees have experience in both the space industry and/or governmental space agencies, with a special expertise in commercial space and human space flight. None of the Company's employees are covered by collective bargaining agreements. Underlying all of

SPACEHAB's efforts has been the dedication and skill of its personnel. The Company believes that the dedication of its employees is critical to its success and that its relations with its employees are excellent.

Item 2.  Properties

         The Company and its wholly and majority-owned subsidiaries, Astrotech and JE, currently occupy 14 locations. The corporate headquarters which had been located at 300 D Street SW, Suite 814, Washington, DC 20024 was re-designated at 13130 State Highway 3, Houston, TX 77598. The office at 300 D Street SW, Suite 814, Washington, DC consists of 15,499 square-feet of office space and houses 13 employees including portion of SPACEHAB's executive management, finance and marketing team, and a portion of Astrotech's management and administrative team. The term of the present lease expires on December 16, 2007.

         SPACEHAB has 120 employees encompassing executive management, sales and marketing, flight services and JE employees located at 13130 State Highway 3, Houston, TX 77598. The facility consists of 126,000 square feet of non-contiguous office and manufacturing space located near the Johnson Space Center. The term of the lease is for two and a half years and expires on March 15, 2003.

         SPACEHAB also leases offices at 1331 Gemini Avenue, Suites 300 and 310, Houston, Texas 77058. The Houston offices consist of approximately 23,000 square feet of non-contiguous office space located near the Johnson Space Center. The lease has a five-year term commencing March 1, 1998, and expiring February 28, 2003. The company is actively seeking a subtenant for this space.

         The Company's payload processing facility, housing a 4-person operations team, is located near the Kennedy Space Center in Cape Canaveral, Florida. The facility is contained in an approximately 58,000 square-foot plant. The Company owns the building that houses the payload processing facility but leases the land upon which it is constructed. The payload processing facility has a clean room work area of approximately 24,000 square-feet. This work area is designed to accommodate the SPACEHAB Single and Double Modules, as well as the ICC. This area includes 11 secure experiment/payload integration and work areas ranging in size from 300 square-feet to 1,000 square-feet each. In addition, the facility provides office space, stock rooms, storage areas, a machine shop, an electrical shop, conference rooms, and other miscellaneous accommodations. In July 1997, the Company negotiated a new agreement with the Canaveral Port Authority for the lease of the land. The term of the new lease is for a forty-three year period commencing August 28, 1997. Upon expiration of the land lease, all improvements on the property revert at no cost to the lessor.

         SPACEHAB occupies 6,300 square-feet of office space located at 615 Discovery Drive, Huntsville, Alabama housing 5 employees. The lease will expire on October 30, 2001.

         SMI occupies 1,400 square-feet on office space located on the campus of Brevard Community College in Titusville, Florida housing 7 employees. The lease term expired on June 30, 2001 and is being leased on a month-to-month basis.

         Astrotech occupies three additional locations. The 2-person technical sounding rocket team is located at 7513 Connelley Drive, Suite M, Hanover, Maryland. This facility is approximately 2,000 square-feet of leased office space. The term of the present lease is for a thirteen and one half months period expiring on December 31, 2001. This facility was assigned to the acquiror with the sale of the sounding rocket business subsequent to the year ended June 30, 2001.

         Astrotech's 13-person engineering and support team is located in an eight-building, owned facility at 1515 Chaffee Drive, Titusville, Florida 32780. This 88,000 square-foot facility supports non-hazardous and hazardous material processing, payload storage and customer offices. The construction of a new 50,000 square foot processing facility was started in the year ended June 30, 2000 and is scheduled for completion in October 2001. These buildings presently occupy one-third of the 62-acre property owned by Astrotech, with the remaining two-thirds available for expansion.

         Astrotech has a 3-person technical staff located on Vandenberg Air Force Base in Santa Barbara County, California. Astrotech presently rents a 60-acre site on the Air Force Base and owns five buildings comprising 18,800 square-feet, which are dedicated to the same functions provided at the Florida facility. The term of the present land lease expires on July 13, 2013. Upon expiration of the land lease, all improvements on the property revert at no cost to the lessor.

         JE occupies five locations. Its headquarters are located at 555 Forge River Road, Suite 150, Webster, Texas 77058. The headquarters house JE's 87-person engineering team within a 31,114 square-foot facility. This office lease will expire on June 30, 2003.

         JE has a 26-person fabrication shop located at 920 Gemini Avenue, Houston, Texas, 77058. This facility is approximately 18,000 square-feet and is being leased for a three-year term that will expire on April 30, 2002.

         JE also occupies one facility used for storage, shipping and receiving at 926 Gemini Ave, Houston, Texas 77058. This facility consists of approximately 4,000 square feet. The lease will expire on April 30, 2002.

         JE also occupies approximately 12,800 square feet of space at 18100 Upper Bay Road, Houston, Texas 77058 that houses a 11-person engineering and laboratory team. The lease will expire on April 30, 2002.

         JE also occupies approximately 13,000 square feet of space at 16850 Titan, Houston, Texas 77058 that houses a sewing lab, offices and storage place. The lease expired on July 31, 2001 and the facility is being leased on a month-to-month basis.

         Additionally, JE has more than 366 additional employees who are housed at various government facilities within the Houston area.

         The Company believes that its current facilities and equipment are generally well maintained and in good condition and are adequate for it's present and foreseeable needs.

Item 3.  Legal Proceedings

         The Company is not currently involved in any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of stockholders during the fourth quarter of the year ended June 30, 2001.

         PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock (the "Common Stock") trades on the NASDAQ National Market System under the symbol "SPAB." The Common Stock has been publicly traded since December 22, 1995, the date of the closing of the Company's initial public offering. The quarterly high and low closing stock prices for fiscal years 2001 and 2000 are as follows:


Fiscal 2001                                 High              Low
-----------                                 ----              ---
                  First Quarter             $ 6 13/32         $ 4 3/8
                  Second Quarter            $ 5 3/4           $ 2 1/16
                  Third Quarter             $ 3 1/2           $ 2
                  Fourth Quarter            $ 2 57/64         $ 2 1/16

Fiscal 2000                                 High              Low
-----------                                 ----              ---
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

         The Company has authorized 30,000,000 shares of Common Stock. At August 18, 2001, 11,528,145 shares of Common Stock were outstanding. The Company had approximately 3,270 shareholders of record and beneficial holders of its Common Stock on June 30, 2001.

         On August 2, 1999, Astrium, a related party and a shareholder, purchased an additional $12.0 million equity stake in SPACEHAB representing 1,333,334 shares of Series B Senior Convertible Preferred Stock. Under the agreement, Astrium, a related party, purchased all of SPACEHAB's 975,000 authorized and unissued shares of preferred stock. At the annual stockholders meeting held on October 14, 1999, the shareholders approved the proposal to increase the number of authorized shares of preferred stock to 2,500,000, in order to complete the transaction with Astrium, a related party, allowing them to purchase the additional 358,334 preferred shares. The preferred stock purchase increased Astrium's, a related party, and investment interest in SPACEHAB to approximately 11.5 percent. The Series B Senior Convertible Preferred Stock is: convertible at the holders' option on the basis of one share of preferred stock for one share of common stock, entitled to vote on an "as converted" basis the equivalent number of shares of common stock and has preference in liquidation, dissolution or winding up of $9.00 per preferred share. No dividends are payable on the convertible preferred shares.

Sales of Unregistered Securities
--------------------------------

         On August 5, 1999 the Company issued 975,000 shares of a new Series B Senior Convertible Preferred Stock (the "Series B Preferred Stock") and issued an additional 358,334 shares of the Series B Preferred stock following an amendment to the Company's Articles of Incorporation to permit an increase in the number of authorized shares of preferred stock. This amendment was approved by stockholders at their Annual Meeting on October 14, 1999.

         The purchaser of the Series B Preferred Stock was DaimlerChrysler Aerospace AG (now Astrium), a related party, and the total consideration paid was $12 million. The Preferred Stock is convertible into shares of the Company's Common Stock on a one for one basis, subject to anti-dilution provisions.

         The Preferred Stock was issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933 as amended for transactions by an issuer not involving any public offering. Appropriate legends regarding restrictions on the resale of the securities were affixed to the certificates representing these securities.

         For additional information about this transaction, please see the Company's report on Form 8K (File No. 0-27206) filed with the SEC on August 19, 1999.

Item 6.  Selected Financial Data

         The selected financial data presented below are derived from the audited consolidated financial statements of SPACEHAB. This selected financial information should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this report.


                                     Year Ended     Year Ended  Year Ended   Year Ended    Year Ended
                                       June 30       June 30      June 30      June 30      June 30
                                     ----------------------------------------------------------------
                                        1997          1998          1999         2000        2001
                                     ----------------------------------------------------------------
                                                 (in thousands, except per share data)

Statement of Operations Data:
   Revenue /1/                          $56,6012/3/    $64,087    $107,7207/3/   $105,708    $105,254
   Costs of revenue                       35,046        36,321       89,283       87,931      92,243
                                     ----------------------------------------------------------------
   Gross                                  21,555        27,766       18,437       17,777      13,011
   profit
   Selling, general and                    8,567        13,712       14,599      17,8328      21,796
      administrative expenses
   Research and development                1,252         2,620        3,636        2,440/9/      393
   expenses
                                     ----------------------------------------------------------------
   Operating income (loss)                12,662        12,697          202       (2,495)     (9,178)
   Interest expense, net of                  955         4,480        4,905        3,773       4,804
   capitalized amounts
   Net income (loss)                      13,832/3/      9,604       (2,589)      (3,844)    (12,785)/10/

   Net income (loss) per common            $1.24         $0.84       ($0.23)      ($0.34)     ($1.12)
   share - Diluted5
   Shares used in computing net           11,160        14,571       11,185       11,273      11,400
   income (loss) Per common share -
   diluted4

   Other Data:
   Cash provided by (used for)           ($5,995)      $31,604      ($6,331)      $1,424     $17,124
   operations

   Total investing activities             29,308/5/     23,113       58,619/6/   $29,794     $23,076


   Balance Sheet Data (at period end):

   Working capital (deficiency)           $3,159       $62,660      $12,374      ($1,601)   ($41,424)
   Total assets                          114,450       220,604      204,346      225,109     222,477
   Long-term debt, excluding              12,725        85,322       78,810       75,901      64,589
   current portion
   Stockholders' equity                   86,622        96,408       94,165      102,702      90,356

----------------------

/1/ The Company recognized revenue upon the completion of each flight under the Mir and CMAM Contracts. For new contract awards for which the capability to successfully complete the contract can be demonstrated at contract inception, revenue recognition under the percentage-of-completion method is being reported based on costs incurred over the period of the contract.
/2/ Includes revenues of $2,860 generated by Astrotech subsequent to its acquisition on February 12, 1997.
/3/ Includes an extraordinary gain of $3,274, net of taxes and legal fees, relating to the amendment and restatement of a credit agreement.
/4/ In December 1997, the Company adopted the provisions of Statement of Financial Accounting No. 128, Earnings Per Share, which establishes new guidelines for the calculations of earnings per share. Earnings per share for FY 1994 through FY 1997 have been restated to reflect the provisions of this new standard.
/5/  Includes $20,134 of consideration for the purchase of Astrotech.
/6/ Includes $24,745 of consideration for the purchase of JE and a $1,400 investment in a joint venture.
/7/ Includes revenues of $58.4 million generated by JE subsequent to its acquisition on July 1, 1998.
/8/ Includes approximately $1.8 million of expenses associated with the startup of SMI.
/9/ Includes approximately $0.5 million of expenses associated the Enterprise module.
/10/ Includes approximately $3.3 million of non-cash expense to record a full valuation allowance on the Company's deferred tax asset.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


         SPACEHAB was incorporated in 1984 to commercially develop space habitat modules to operate in the cargo bay of the Space Shuttles. SPACEHAB, along with Johnson Engineering Corporation ("JE"), Astrotech Space Operations, L.P. ("Astrotech"), and Space Media, Inc. ("SMI") subsidiaries define the Company.

         The Company's revenues for the year ended June 30, 2001 were primarily generated from the REALMS contract and contracts with related commercial customers, with two missions flown, September 2000 and March 2001, and the FCSD contract with JE. The Company's revenues for the year ended June 30, 2000 were primarily generated from the REALMS contract and contracts with related commercial customers, with one mission flown in May 2000 and the FCSD with JE. The Company's revenues for the year ended June 30, 1999 were generated primarily from the REALMS Contract and contracts with related commercial customers, with two missions flown during the year and the FCSD contract.

         SPACEHAB generates revenue by providing a turnkey service that includes access to the modules and unpressurized cargo carriers and integration and operations support to scientists and researchers responsible for the experiments and/or logistics supplies for module missions aboard the Space Shuttle System and under the FCSD Contract. Revenue generated under the REALMS Contract and for new contract awards for which the capability to successfully complete the contract can be demonstrated at contract inception, revenue is recognized under the percentage-of-completion method and is being reported based on costs incurred over the period of the contract. With respect to the FCSD cost-plus award and incentive fee contract, revenue is recognized based on costs incurred plus a proportionate amount of estimated fee earned. Revenue provided by Astrotech's payload processing services is recognized ratably over the occupancy period of the satellite while in the Astrotech facilities.

         The expenses associated with the operations of the Company are recorded differently based on the type of expense. Costs of revenue include integration and operations expenses associated with the performance of two types of efforts:
(i) sustaining engineering in support of all missions under a contract and (ii) mission specific support. Costs associated with the performance of the contracts using the percentage-of-completion method of revenue recognition are expensed as incurred. Costs associated with the cost-plus-award and incentive fee contracts are expensed as incurred by JE. Other costs of revenue include depreciation expense and costs associated with the Astrotech payload processing facilities. Flight related insurance covering transportation of the SPACEHAB Modules from SPACEHAB's payload processing facility to the Space Shuttle, in-flight insurance and third-party liability insurance are also included in costs of revenue and are recorded as incurred. Selling, general and administrative and interest and other expenses are recognized when incurred.

         JE primarily operates under the Flight Crew Systems Development contract ("FCSD" Contract") which is currently a $366.6 million multitask cost-plus-award and incentive-fee contract. The contract commenced in May 1993 and was originally scheduled to conclude in April 2001. NASA has exercised its option to extend certain tasks for an additional year through April 2002. JE performs services under a cost-plus award and incentive fee contract for government services that is requested and directed by NASA.

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

         On April 11, 2000, the Company announced the formation of Space Media, Inc. ("SMI"), a majority-owned subsidiary that intends to create proprietary space-themed content. During the year ended June 30, 2001, SMI's activities were refocused primarily to develop content for the STARS Academy(TM), corporate promotion and advertising opportunities and offering a library of content that can be redistributed through various media channels. The STARS Academy is a global education program offering students a scientific, cultural and social adventure across the earth, into the oceans and aboard the International Space Station. SMI offers retail products associated with the STARS Academy. The STARS Academy program currently is planning to launch student-designed experiments on a Space Shuttle mission next year for schools in Australia, Canada, China, Israel, Japan, Singapore, Thailand, and the United States.

         During the year ended June 30, 2000, SMI acquired The Space Store, an online retail operation, anticipating that e-commerce may be an integral part of its Internet business. The Space Store currently offers an assortment of space-related products. SMI generated a nominal amount of revenue for the year ended June 30, 2001.

Results of Operations

Fiscal Year Ended June 30, 2001 as Compared to the Fiscal Year Ended June 30,
2000

         Revenue. The Company's revenue essentially remained unchanged from last
         -------
year at approximately $105.3 million for the year ended June 30, 2001, as compared to $105.7 million for the year ended June 30, 2000. For the year ended June 30, 2001, $45.0 million was recognized from the REALMS contract and related commercial customers, $53.5 million from JE, $6.2 million from Astrotech and $0.5 million from SMI, $0.1 million of miscellaneous revenue. For the year ended June 30, 2000, $39.6 million was recognized from the REALMS contract and related commercial customers, $58.2 million from JE, $7.6 million from Astrotech and $0.3 million of miscellaneous revenue. The increase in revenue under the REALMS contract and related commercial customers is due primarily to an increase in contract value due to a two-year slip in the launch date of STS-107. Revenue at JE declined primarily due to the deletion of certain tasks under the FCSD contract partially offset by an increase in commercial contract revenue. Astrotech's revenue decline is primarily the result of the impact of a reduced number of launches, of customer launch vehicle failures, which have been subsequently corrected, and the bankruptcies of Iridium and ICO Satellite Systems. SMI had no revenue for the year ended June 30, 2000.

         Costs of Revenue. Costs of revenue for the year ended June 30, 2001,
         ----------------
increased 5% to approximately $92.2 million, as compared to $87.9 million for the year ended June 30, 2000. For the year ended June 30, 2001, $31.1 million of costs were for integration and operation costs under the REALMS Contract and related commercial customers, $49.8 million for cost of revenue at JE, $4.3 million for integration and operations at Astrotech, $0.4 million for SMI and depreciation of $6.6 million. In contrast, the primary costs of revenue for the year ended June 30, 2000, $24.7 million of costs were for integration and operation costs under the REALMS Contract and related commercial customers, $53.1 million for cost of revenue at JE, $4.7 million for integration and operations at Astrotech, and depreciation of $5.4 million. Cost of revenue increased under the REALMS Contract and related commercial customers contracts primarily as the result of the increased costs of the launch date slippage of STS-107. Cost of revenue at JE decreased primarily due to the deletion of certain tasks under the FCSD contract partially offset by increased costs under its commercial contracts. In addition, approximately $1.2 million of non-reimbursable cost overruns related to the delivery of the robotic training arm for NASA under a fixed-price contract were included in cost of revenue for JE in the year ended June 30, 2000. JE completed this delivery during the year ended June 30, 2000. Cost of revenue decreased at Astrotech due to the reduced number of missions processed. SMI incurred no costs of revenue for the year ended June 30, 2000.

         Operating Expenses. Operating expenses increased by 9% to approximately
         ------------------
$22.2 million for the year ended June 30, 2001, as compared to $20.3 million for the year ended June 30, 2000. Selling, general and administrative ("SG&A") expenses increased $4.0 million from the year ended June 30, 2000 due primarily to the start up costs associated with Space Media of $3.2 million, and expenses associated with JE's efforts to expand its customer base into commercial markets of $0.4 million. This increase was offset by a decrease in research and development costs of $2.0 million.

          Research and development costs for the year ended June 30, 2001 were approximately $0.4 million, as compared to $2.4 million for the year ended June 30, 2000. This decrease is due primarily to a shift in emphasis to the completion of the current assets under construction as opposed to the development of new assets. Approximately $0.1 million was spent by Astrotech for the completion of the development of the sounding rocket program this year as compared to $1.1 million in the year ended June 30, 2000 and $0.3 million was spent on the development of a lightweight tunnel and miscellaneous items in the year ended June 30, 2001 as compared to $0.5 million spent on research and development on the EnterpriseTM module during the year ended June 30, 2000. There were no R&D expenditures for Enterprise during the year ended June 30, 2001.

         Interest Expense, Net of Capitalized Interest. Interest expense was
         ---------------------------------------------
approximately $7.5 million and $7.4 million for the years ended June 30, 2001 and June 30, 2000 respectively. $2.7 million of interest expense was capitalized in 2001 as compared to $3.7 million in 2000. Interest is capitalized on the in-progress construction of the Company's modules and payload processing facilities.

         Interest and Other Income, Net. Interest and other income was
         ------------------------------
approximately $0.3 million and $0.7 million for the years ended June 30, 2001 and 2000, respectively. Interest income is earned by the Company through the short-term investment of available funds.

         Net Loss. The net loss for the year ended June 30, 2001 was
         --------
approximately $12.8 million, or $1.12 per share (basic and fully diluted EPS), on 11,400,482 shares as compared to a loss of $3.8 million, or $0.34 per share (basic and fully diluted EPS), for the year ended June 30, 2000 on 11,272,767 shares. The net loss for the year ended June 30, 2001 includes a $3.3 million non-cash charge to record a full valuation allowance on the Company's deferred tax asset. Income tax benefit for these periods was ($0.9) million and ($1.8) million for the years ended June 30, 2001 and 2000, respectively. As of June 30, 2001, the Company had approximately $41.7 million of available net operating loss carry-forwards expiring between 2007 and 2021 to offset future regular taxable income.

         The effects of inflation and changing prices have not significantly impacted the Company's revenue or income from continuing operations during the years ended June 30, 2001 and 2000.

Fiscal Year Ended June 30, 2000 as Compared to the Fiscal Year Ended June 30,
1999

         Revenue. The Company's revenue decreased approximately 2% to $105.7 million for the year ended June 30, 2000, as compared to $107.7 million for the year ended June 30, 1999. For the year ended June 30, 2000, $39.6 million was recognized from the REALMS contract and related commercial customers, $58.2 million from JE, $7.6 million from Astrotech, and $0.3 million of miscellaneous revenue. Conversely, for the year ended June 30, 1999 revenue of $39.1 million was recognized from the REALMS Contract and related commercial customers, $58.4 million from JE, $9.8 million from Astrotech and $0.4 million of miscellaneous revenue. Astrotech's revenue declined from the year ended June 30, 1999 due to a reduced number of launches, a result of customer launch vehicle failures, which have been subsequently corrected, and the bankruptcies of Iridium and ICO Satellite Systems. The revenues recognized under REALMS contract and related commercial customers and for JE remained essentially the same.

         Costs of Revenue. Costs of revenue for the year ended June 30, 2000,
         ----------------
declined 2% to $87.9 million, as compared to $89.3 million for the year ended June 30, 1999. For the year ended June 30, 2000, $24.7 million of costs were for integration and operation costs under the REALMS Contract and related commercial customers, $53.1 million for cost of revenue at JE, $4.7 million were for integration and operations at Astrotech and depreciation of $5.4 million. In contrast, the primary costs of revenue for the year ended June 30, 1999, were $25.9 million for integration and operation costs under the REALMS Contract and related commercial customers, $53.8 million for cost of revenue at JE, $4.6 million for integration and operations at Astrotech, and depreciation of $5.0 million. Cost of revenue for JE include approximately $1.2 million of non-reimbursable cost overruns related to the delivery of the robotic training arm for NASA under a fixed-price contract. JE completed this delivery during the year ended June 30, 2000 and there are no expected future costs.

         Operating Expenses. Operating expenses increased by 11% to
         ------------------

approximately $20.3 million for the year ended June 30, 2000, as compared to approximately $18.2 million for the year ended June 30, 1999. Selling, general and administrative costs increased due primarily to the start up costs associated with Space Media of $1.8 million and expenses associated with JE's efforts to expand its customer base into commercial markets. This increase was offset by a decrease in research and development costs of $1.2 million. Research and development costs for the year ended June 30, 2000 were $2.4 million, as compared to $3.6 million for the year ended June 30, 1999. This decrease is due primarily to a shift in emphasis to the completion of the current assets under construction as opposed to the development of new assets. In addition, approximately $1.1 million was spent by Astrotech for the completion of the development of the sounding rocket program this year as compared to $1.0 million in the year ended June 30, 1999 and $0.5 million was spent on research and development on the Enterprise/TM/ module during the year ended June 30, 2000. There were no expenditures for Enterprise in the year ended June 30, 1999.

         Interest Expense, Net of Capitalized Interest. Interest expense was
         ---------------------------------------------
approximately $7.4 million for the years ended June 30, 2000 and June 30, 1999. $3.7 million of interest expense was capitalized in 2000 as compared to $2.5 million in 1999. Interest is capitalized on the in progress construction of the Company's modules and payload processing facilities.

         Interest and Other Income, Net. Interest and other income was
         ------------------------------
approximately $0.7 million and $1.6 million for the years ended June 30, 2000 and 1999, respectively. Interest income is earned by the Company through the short-term investment of available funds.

         Net Loss. The net loss for the year ended June 30, 2000 was
         --------
approximately $3.8 million, or $0.34 per share (basic and fully diluted EPS), on 11,272,767 shares as compared to a loss of $2.6 million, or $0.23 per share (basic and fully diluted EPS), for the year ended June 30, 1999 on 11,184,742 shares. Income tax benefit for these periods was ($1.8) million and ($0.5) million for the years ended June 30, 2000 and 1999, respectively. As of June 30, 2000, the Company had approximately $26.2 million of available net operating loss carry-forwards expiring between 2007 and 2020 to offset future regular taxable income.

         The effects of inflation and changing prices have not significantly impacted the Company's revenue or income from continuing operations during the years ended June 30, 2000 and 1999.

Liquidity and Capital Resources
-------------------------------

         The Company has incurred net losses in the years ended June 30, 2001, 2000 and 1999. The Company has historically financed its capital expenditures, research and development and working capital requirements with progress payments under its various contracts, as well as with proceeds received from private debt and equity offerings and borrowings under credit facilities. During December 1995, SPACEHAB completed an initial public offering of Common Stock (the "Offering"), which provided the Company with net proceeds of approximately $43.5 million.

         In June 1997, the Company signed an agreement with a financial institution securing a $10.0 million revolving line of credit (the "Revolving Line of Credit") that the Company may use for working capital purposes. As of June 30, 2000, $4.5 million was drawn on the line of credit, which expired on August 31, 2000. On August 9, 2000, the Company entered into a $15 million revolving credit facility with a different financial institution, which provides a working capital line of credit with a letter of credit sub-limit of $10.0 million (the "New Credit Facility"). This New Credit Facility replaced the $10 million Revolving Line of Credit. Certain assets of the Company collateralize the new credit facility. The term of the new agreement is through August 2003. As of June 30, 2001, $6.75 million was drawn on the New Credit Facility. In conjunction with the Astrotech Financing of its satellite processing facility in Titusville, Florida in August 2001, the terms of the New Credit Facility have been amended. Astrotech is no longer a party to the New Credit Facility and the maximum amount allowable to be drawn under the Credit Facility has been reduced to $6.5 million. The Company is in the process of negotiating new covenants and revisions to certain terms of the New Credit Facility.

           In July 1997, Astrotech obtained a five-year term loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB, and provides for loans of up to $15.0 million for general corporate purposes and equipment financing. As of June 30, 2001, the Company had loans payable of $4.3 million. In conjunction with the Astrotech financing of its satellite processing facility in Titusville, Florida in August 2001, $3.1 million of the term Loan Agreement was repaid.

         On October 21, 1997, the Company completed a private placement offering of convertible subordinated notes payable (the "Notes Offering"), which provided the Company with net proceeds of approximately $59.9 million which has been used, in part, for capital expenditures associated with the development and construction of space related assets, the purchase of JE on July 1, 1998, and for general corporate purposes. In December 1998, the Company amended its agreement with Alenia Spazio S.p.A ("Alenia") relative to the subordinated convertible notes payable to Alenia with an outstanding balance of $11.9 million. In consideration for a payment of $4.0 million, Alenia agreed to reduce the annual interest rate from 12 percent to 10 percent on the outstanding balance as of January 1, 1999, and the interest payment due for the quarter ended December 31, 1998, was waived resulting in an effective interest rate of
8.75 percent. As of June 30, 2001, the Company had an outstanding balance due of $7.9 million. The maturity date of this debt was extended from August 1, 2001 to October 31, 2001. The Company is in ongoing discussions with Alenia to restructure the terms of this debt to provide for repayment over an extended period.

         The agreement with the senior debt holders was amended and requires that an interest rate of 8.25 percent be applied to the senior debt with an outstanding balance of $0.3 million as of June 30, 2001, which was subsequently repaid in August 2001.

         On August 2, 1999, Astrium GmbH ("Astrium"), a related party, a shareholder, purchased an additional $12.0 million equity stake in SPACEHAB representing 1,333,334 shares of Series B Senior Convertible Preferred Stock. Under the agreement, Astrium, a related party, purchased all of SPACEHAB's 975,000 authorized and unissued shares of preferred stock. At the annual stockholders meeting held on October 14, 1999, the shareholders approved the proposal to increase the number of authorized shares of preferred stock to 2,500,000, in order to complete the transaction with Astrium, a related party, allowing them to purchase the additional 358,334 preferred shares. The preferred stock purchase increased Astrium's, a related party, investment voting interest in SPACEHAB to approximately 11.5 percent. The Series B Senior Convertible Preferred Stock is: convertible at the holders' option on the basis of one share of preferred stock for one share of common stock, entitled to vote on an "as converted" basis the equivalent number of shares of common stock and has preference in liquidation, dissolution or winding up of $9.00 per preferred share. No dividends are payable on the convertible preferred shares.

         For the year ended June 30, 2001 the Company was in breach of certain loan covenants of the Term Loan and New Credit Facility. The Company received a waiver of the covenant violation on the New Credit Facility as of June 30, 2001 and also received a waiver and covenant reset for the Term Loan. For the year ended June 30, 2000, the Company was in breach of certain covenants of the Term Loan and

Revolving Line of Credit facility. The covenant for the Revolving Line of Credit was waived through its term and the covenant on the Term Loan agreement was waived and amended on a going forward basis. The Company is in the process of negotiating new covenants on the New Credit Facility for future periods. Although there can be no assurances, the Company believes it will be in compliance with the amended covenants of the Term Loan and existing covenants of the New Credit Facility during the year ended June 30, 2002.

         Cash Flows From Operating Activities. Cash provided by (used for) operations for the years ended June 30, 2001, 2000, and 1999 was $17.1 million, $1.4 million and $(6.3) million, respectively. For the year ended June 30, 2001, the significant items affecting cash provided by operating activities were primarily the result of deprecation and amortization of $10.6 million, a non-cash charge of approximately $3.3 million to record a full valuation allowance against the Company's deferred tax asset, an increase in deferred revenue of $11.0 million, primarily related to equitable adjustment payments for STS-107, and a decrease in accounts receivable of $8.4 million. For the year ended June 30, 2000, the significant items affecting cash provided by operating activities primarily the result of depreciation and amortization of $8.8 million, $11.1 million provided by deferred revenue, primarily from a payment received for STS-123, offset primarily by the increase in accounts receivable of $8.3 million and payments for subcontracting services of $4.8 million. For the year ended June 30, 1999, the significant items affecting cash used for operating activities was the decrease in deferred revenue and advanced billings of $9.3 million, the increase in accounts receivable of $3.1million, offset primarily by the cash provided by depreciation and amortization of $7.6 million.

         Cash Flows Used in Investing Activities. For the years ended June 30, 2001, 2000, and 1999, cash flows used in investing activities were $23.1 million, $29.8 million and $58.6 million, respectively. During the year ended June 30, 2001, the company's expenditures for flight assets under construction relate primarily to the completion for the Research Double Module ("RDM"), which was placed in service in April 2001 and expenditures for the Enterprise Module. Approximately, $8.9 million was spent for buildings under construction, primarily for the expansion of Astrotech's Payload processing facilities in Titusville, Florida. The company received $7.6 million in cash for the sale of its ICC assets to Astrium, a related party. Expenditures for the year ended June 30, 2000 were primarily for the continued construction of the Company's flight assets including, among others, the RDM, Adaptable Double Module, Enterprise module and completion of the ICC. A significant portion of the cash used for buildings under construction relate to the expansion of Astrotech's payload processing facilities. Expenditures for this expansion in the year ended June 30, 2000 were approximately $4.0 million and $1.1 million in the year ended June 30, 1999. In addition, $1.2 million was returned to the Company as certain escrow funds relative to the purchase of JE were received. An additional $0.6 million was invested in Guigne, completing the Company's contractual obligation for the financing of the SpaceDRUMS/TM/ joint venture. Expenditures during the year ended June 30, 1999 were $24.7 million for the purchase of JE, $27.3 million of expenditures for the various flight assets including the RDM and ICC system, $4.2 million for the expansion of both SPACEHAB's payload processing facilities and Astrotech's payload processing facilities and a $1.4 million investment in Guigne and the SpaceDRUMS joint venture

         Cash Flows From Financing Activities. For the years ended June 30, 2001, 2000, and 1999, cash flows (used for) provided by financing activities were $(1.0) million, $14.0 million and ($6.0) million, respectively. During the year ended June 30, 2001 the company borrowed $2.25 million under the New Credit Facility and made payments of $3.3 million on the notes payable and $0.3 million on the note payable to the senior debt holders. During the year ended June 30, 2000 the Company received $11.9 million from the issuance of convertible preferred shares to Astrium, a related party and borrowed $4.5 million on the Revolving Line of Credit. In addition, the Company paid approximately $2.9 million on other notes payable. During the year ended June 30, 1999, the Company made a principal payment of $4.0 million to Alenia, paid $2.8 million and borrowed an additional $1.0 million under the Term Loan Agreement.

         The Company has incurred net losses in the years ended June 30, 2001, 2000 and 1999. Historically, the Company has financed its capital expenditures, research and development and working capital requirements with progress payments under its various contracts, as well as with proceeds received from both public and private debt and equity offerings and borrowings under credit facilities.

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company's liquidity has been constrained over the past fiscal year. A significant portion of this constraint arose from funding of new operations and assets to support future Company growth and construction of the new Astrotech Florida facility prior to obtaining external financing. In addition, the Company was committed to capital investments to complete certain flight assets.

         Due to changes in the external markets, the Company reevaluated its strategy. Beginning in the third quarter of the fiscal year, management began an aggressive multi-faceted plan to improve the Company's financial position and liquidity. This plan included the following components: i) completing the external financing for the new facility required to support operations at Astrotech's Florida location; ii) reducing operating costs and establishing an operating plan for fiscal year 2002 which provides for sufficient cash flow to support efficient operations; iii) renegotiating the terms and conditions of the revolving line of credit; iv) limiting cash commitments for future capital investments and new asset development; v) restructuring the repayment of certain debts maturing in fiscal year 2002; vi) divesting non-core assets;
vii) obtaining external investor funding for its Space Media subsidiary; viii) completing negotiations for certain contract equitable adjustments due to the Company under it long-term services contract with NASA; and ix) improving the overall liquidity of the Company. Management anticipates that this strategy will generate sufficient additional liquidity to support its operations and satisfy its debt obligations.

         Under this Plan, the Company undertook extensive efforts to reduce cash required for both operations and capital investments. Specifically, the Company took steps to reduce overhead beginning in the third quarter of the fiscal year and reduced its workforce by approximately 10%. The Company's fiscal year 2002 operating plan will continue to realize efficiencies from these actions. Subsequent to June 30, 2001, Astrotech obtained $20 million of financing for the expansion of its payload processing facilities. The financing provides funds for completion of the facility construction as well as a return of approximately $6.5 million of previously invested working capital of the Company. The Company used approximately $3.1 million of these working capital funds to repay an existing obligation under Astrotech's credit facility. Additionally, the Company completed planned divesting of non-core assets. Development and construction of new assets is currently limited to those assets required to fulfill existing commitments under contracts. The Company has no further on-going commitments to fund development or construction of any asset.

         Under this Plan, the Company refocused the scope of SMI's operations on near term initiatives in order to maximize the potential return of capital invested to date in SMI. Subsequent to year end, the Company obtained $750,000 from an investor to fund future operations of SMI in exchange for equity in SMI. As a result, the Company's ownership interest in SMI was reduced to approximately 51% in September 2001.

         The Company's ability to continue as a going concern is dependent on its ability to complete the restructure of certain debt obligations, secure the remaining portion of contract funding on the equitable adjustment due under its contract with NASA, achieve its fiscal year 2002 operating and cash flow objectives, and comply with the terms of its credit facility. The Company is in ongoing negotiations with its senior lender to renegotiate the terms and conditions of the New Credit Facility and with Alenia Spazio S.p.A. to restructure its debt. The Company continues to receive negotiated interim funding for work performed under the NASA contract equitable adjustment. Management believes it will be successful in negotiating the repayment terms of its debt due to Alenia Spazio S.p.A.; however, there can be no assurances that the Company will be able to reach agreement with Alenia Spazio S.p.A. on the terms and conditions of a restructure. Additionally, management of the Company strongly believes such funding under its equitable adjustment with NASA will continue, although there can be no assurances that the contract will be fully funded in a timely manner to provide sufficient operating cash flow to support operations.

         The Company's plans indicate that all cash generated from operations during the next fiscal year will be used to fund operations and reduce existing debt. The Company believes that the cash flows from operations, borrowings under the New Credit Facility and spending reductions related to discretionary capital expenditures and other expenses will be sufficient to enable the Company to meet its cash requirements for the next twelve months.

         As discussed above, management has implemented and completed a significant portion of the plan begun in the third quarter of the fiscal year and expects that it will be successful in accomplishing the remaining portion of the plan; however, no assurance can be given that the Company will be successful in achieving the remaining goals. If the Company is unable to complete its strategy, cash flow may be insufficient to cover the Company's operating and debt service requirements in fiscal year 2002.

Recent Accounting Pronouncements
--------------------------------

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." The Statement eliminates the requirement to amortize costs in excess of net assets acquired (goodwill) under the purchase method of accounting, and sets forth a new methodology for periodically assessing and, if warranted, recording impairment of goodwill. Early adoption of this standard is permitted July 1, 2001, however, the Company does not plan to adopt early. The Company will be required to adopt the new rules effective July 1, 2002. The elimination of amortization of goodwill is expected to increase earnings by approximately $1.0 million. The Company will analyze and assess the impairment provisions of the new Statement, but has not yet determined the impact, if any, of the adoption of those provisions.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

SPACEHAB's primary exposure to market risk relates to interest rates. SPACEHAB's financial instruments which are subject to interest rate risk principally include the New Credit Facility, the Term Loan Agreement and fixed rate long-term debt. SPACEHAB's long-term debt obligations are generally not callable until maturity. On September 30, 2001 SPACEHAB's Astrotech Space Operations, Inc. subsidiary completed a financing for a building under construction. In conjunction with this financing, a swap agreement was entered into to provide for a fixed rate of interest under the loan commitment beginning January 2002. SPACEHAB does not use any other interest rate swaps or derivative financial instruments to manage its exposure to fluctuations in interest rates.

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Auditors

The Board of Directors
SPACEHAB, Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheet of SPACEHAB, Incorporated and subsidiaries (the Company) as of June 30, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPACEHAB, Incorporated and subsidiaries at June 30, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses from operations, negative cash flows and has a working capital deficiency. In addition, the Company has not complied with certain covenants of loan agreements with banks. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

McLean, Virginia
October 12, 2001

Report of Independent Auditors

The Board of Directors
SPACEHAB, Incorporated and Subsidiaries:

         We have audited the accompanying consolidated balance sheet of SPACEHAB, Incorporated and subsidiaries (the Company) as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPACEHAB, Incorporated and subsidiaries as of June 30, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                                  /s/ KPMG LLP
                                                                      KPMG LLP

McLean, Virginia
August 31, 2000

SPACEHAB, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)



                                                                                                       June 30,
                                                                                                ------------------------
Assets                                                                                                2001         2000
------------------------------------------------------------------------------------------------------------------------

Current assets:
     Cash and cash equivalents                                                                  $       34   $    6,949
     Accounts receivable, net  (note 4)                                                             17,358       25,798
     Prepaid expenses and other current assets                                                       1,381        2,328
------------------------------------------------------------------------------------------------------------------------

Total current assets                                                                                18,773       35,075
------------------------------------------------------------------------------------------------------------------------
Property and equipment:
     Flight assets                                                                                 159,400      106,950
     Module improvements in progress                                                                24,188       66,066
     Payload processing facilities                                                                  40,192       29,398
     Furniture, fixtures equipment and leasehold improvements                                       13,854       12,650
------------------------------------------------------------------------------------------------------------------------
                                                                                                   237,634      215,064
Less accumulated depreciation and amortization                                                     (63,580)     (56,380)
-----------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                                        174,054      158,684

Goodwill, net of accumulated amortization of $3,500 and 2,428, respectively                         21,347       23,301
Investment in Guigne, net (note 19)                                                                  1,800        1,800
Other assets, net                                                                                    6,503        6,249
------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                    $  222,477   $  225,109
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------------------------

Current liabilities:
     Loans payable under credit agreement, current portion (note 6)                             $      333   $      333
     Loans payable, current portion (note 8)                                                         3,126        3,126
     Revolving loan payable (note 8)                                                                 6,750        4,500
     Accounts payable                                                                               10,533       10,540
     Accounts payable-Astrium                                                                        2,751          807
     Accrued expenses                                                                                7,739        6,986
     Accrued subcontracting services                                                                 2,112        1,999
     Convertible notes payable to shareholder (note 7)                                               7,860            -
     Deferred revenue                                                                               18,993        8,385
------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                           60,197       36,676
------------------------------------------------------------------------------------------------------------------------

Loans payable under credit agreement, net of current portion (note 6)                                    -          333
Loans payable, net of current portion (note 8)                                                       1,139        4,458
Convertible notes payable to shareholder (note 7)                                                        -        7,860
Accrued contract costs                                                                                 100          880
Miscellaneous note payable                                                                             200            -
Deferred revenue                                                                                     7,235        6,870
Deferred income taxes (note 13)                                                                          -        2,080
Convertible subordinated notes payable (note 8)                                                     63,250       63,250
------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                                  132,121      122,407
------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (notes 1, 11 and 16) Stockholders' equity (notes
7, 8, 11 and 12):
     Preferred stock, no par value, convertible, authorized 2,500,000 shares, issued and
     outstanding 1,333,334 shares, (liquidation preference of $12,000)                             11,892       11,892
     Common stock, no par value, authorized 30,000,000 shares, issued
        and outstanding 11,528,145 and 11,345,032 shares, respectively                             82,513       82,074
     Additional paid-in capital                                                                        16           16
     Retained earnings (accumulated deficit)                                                       (4,065)        8,720
------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                         90,356      102,702
------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                                      $ 222,477    $ 225,109
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands, except share data)



-----------------------------------------------------------------------------------------------------------------------
                                                                            Year ended      Year ended      Year ended
                                                                             June 30,        June 30,        June 30,
                                                                               2001            2000            1999
-----------------------------------------------------------------------------------------------------------------------

Revenue                                                                 $      105,254     $   105,708     $   107,720
-----------------------------------------------------------------------------------------------------------------------

Costs of revenue                                                                92,243          87,931          89,283
-----------------------------------------------------------------------------------------------------------------------

Gross profit                                                                    13,011          17,777          18,437
-----------------------------------------------------------------------------------------------------------------------

Operating expenses:
     Selling, general and administrative                                        21,796          17,832          14,599
     Research and development                                                      393           2,440           3,636
-----------------------------------------------------------------------------------------------------------------------

Total operating expenses                                                        22,189          20,272          18,235
-----------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                                   (9,178)         (2,495)            202

Interest expense, net of capitalized interest (note 3)                          (4,804)         (3,773)         (4,905)

Interest and other income, net                                                     311             662           1,615
-----------------------------------------------------------------------------------------------------------------------

Loss before income taxes                                                       (13,671)         (5,606)         (3,088)
Income tax benefit  (note 13)                                                     (886)         (1,762)           (499)
-----------------------------------------------------------------------------------------------------------------------

Net Loss                                                                $      (12,785)    $    (3,844)    $    (2,589)
-----------------------------------------------------------------------------------------------------------------------

Basic Loss per share:
Net Loss per share - basic                                              $        (1.12)    $     (0.34)    $     (0.23)
-----------------------------------------------------------------------------------------------------------------------

Shares used in computing net loss per share - basic                         11,400,482      11,272,767      11,184,742
-----------------------------------------------------------------------------------------------------------------------

Diluted Loss per share:
Net loss per share - diluted                                            $        (1.12)    $     (0.34)    $     (0.23)
-----------------------------------------------------------------------------------------------------------------------

Shares used in computing net loss per share - diluted                       11,400,482      11,272,767      11,184,742
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(In thousands, except share data)



---------------------------------------------------------------------------------------------------------------------
                                                             Convertible
                                                           Preferred Stock         Common Stock         Additional
                                                         --------------------- ----------------------      Paid-In
                                                            Shares     Amount       Shares    Amount       Capital
---------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1998                                         -    $     -   11,168,161  $ 81,239       $   16

Common stock issued upon stock option exercises                  -          -        1,070         8            -
Common stock issued under employee stock purchase plan           -          -       60,415       338            -
Net income                                                       -          -            -         -            -
--------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1999                                         -    $     -   11,229,646  $ 81,585       $   16
--------------------------------------------------------------------------------------------------------------------

Preferred stock issued                                   1,333,334     11,892            -         -            -
Common stock issued under employee stock purchase plan           -          -      115,386       489            -
Net loss                                                         -          -            -         -            -
--------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000                                 1,333,334    $11,892   11,345,032  $ 82,074       $   16
--------------------------------------------------------------------------------------------------------------------
Common stock issued under employee stock purchase plan           -          -      183,113       439            -
Net loss                                                         -          -            -         -            -
--------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2001                                 1,333,334    $11,892   11,528,145  $ 82,513       $   16
---------------------------------------------------------------------------------------------------------------------



                                                                 -----------------------------

                                                                    Retained
                                                                    Earnings            Total
                                                                (Accumulated     Stockholders'
                                                                     Deficit)          Equity
                                                                 -----------------------------

Balance at June 30, 1998                                          $  15,153       $   96,408

Common stock issued upon stock option exercises                           -                8
Common stock issued under employee stock purchase plan                    -              338
Net income                                                           (2,589)          (2,589)
-------------------------------------------------------          ---------------------------

Balance at June 30, 1999                                          $  12,564       $   94,165
-------------------------------------------------------          ---------------------------

Preferred stock issued                                                    -           11,892
Common stock issued under employee stock purchase plan                    -              489
Net loss                                                             (3,844)          (3,844)
-------------------------------------------------------          ---------------------------

Balance at June 30, 2000                                         $    8,720       $  102,702
-------------------------------------------------------          ---------------------------
Common stock issued under employee stock purchase plan                    -              439
Net loss                                                            (12,785)         (12,785)
-------------------------------------------------------          ---------------------------

Balance at June 30, 2001                                         $   (4,065)      $   90,356
-------------------------------------------------------          ---------------------------


See accompanying notes to consolidated financial statements

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)



                                                                        Year ended      Year ended      Year ended
                                                                        June 30, 2001   June 30, 2000   June 30, 1999
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                           $   (12,785)      $ (3,844)           $ (2,589)
    Adjustments to reconcile net loss to net cash provided
      by (used for) operating activities:
        Depreciation                                                         8,691          7,133               5,909
        Amortization                                                         1,259          1,089               1,108
        Amortization of debt placement costs                                   623            528                 538
        Valuation allowance of deferred tax asset                            3,292              -                   -
        Valuation allowance of investment in Guigne                              -           (200)                  -
        Changes in assets and liabilities:
            (Increase) decrease in accounts receivable                       8,440         (8,327)             (3,126)
            (Increase) decrease in prepaid expenses and other
            current assets                                                     947         (1,182)               (290)
            Decrease (increase) in deferred mission costs                        -         (1,031)                  -
            Increase in other assets                                       (1,064)           (240)                (14)
            Increase (decrease) in deferred flight revenue                  10,973         11,093              (7,762)
            Increase in accounts payable and accrued expenses                2,007          1,955                 345
            Increase (decrease) in advance billings                              -              -              (1,567)
            Increase (decrease) in accrued  subcontracting
            services                                                           113         (4,788)                 97
            Increase (decrease) in deferred taxes                           (5,372)          (762)              1,020
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                        17,124          1,424              (6,331)
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Payments for flight assets under construction                          (20,150)       (23,009)            (27,381)
    Payments for building under construction                                (8,934)        (4,868)               (871)
    Purchases of property, equipment and leasehold improvements             (1,558)        (2,361)             (4,222)
    Cash received from sale of Flight assets                                 7,566
    Purchase of Johnson Engineering, net of cash acquired                        -          1,200             (24,745)
    Purchase of The Space Store                                                  -           (156)                  -
    Investment in Guigne                                                         -           (600)             (1,400)
----------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                     (23,076)       (29,794)            (58,619)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Payments of note payable to insurers                                      (333)          (333)               (500)
    Proceeds from issuance of convertible preferred stock                        -         11,892                   -
    Proceeds from note payable                                                   -              -               1,000
    Proceeds from revolving line of credit                                   2,250          4,500                   -
    Payments of note payable                                                (3,319)        (2,575)             (2,842)
    Payments of note payable to shareholder                                      -              -              (4,035)
    Proceeds from exercise of stock options                                      -              -                   8
    Proceeds from issuance of common stock, net of expenses                    439            489                 338
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                          (963)        13,973              (6,031)
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                        (6,915)       (14,397)            (70,981)
Cash and cash equivalents at beginning of year                               6,949         21,346              92,327
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                   $    34        $ 6,949            $ 21,346
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Description of the Company, Operating Environment and Liquidity

         Description of the Company and Operating Environment

                SPACEHAB, Incorporated (the "Company") is the first company to commercially develop, own and operate habitable modules that provide space-based laboratory research facilities and cargo services aboard the U.S. Space Shuttle system. The Company currently owns and operates four pressurized laboratory and logistics supply modules, which significantly enhance the capabilities of the Space Shuttle fleet. The Company is currently constructing a module that will attach to the International Space Station ("ISS") and be primarily used for storage, power and utility service and laboratory facilities for long-duration research. The Company's modules are unique to the Space Shuttle fleet and ISS.

                To date, the Company has successfully completed sixteen missions aboard the Space Shuttle and substantially all of the Company's revenue has been generated under contracts with National Aeronautics and Space Administration ("NASA"). The Company's contracts are subject to periodic funding allocations by NASA. NASA's funding is dependent on receiving annual appropriations from the United States government. During the years ended June 30, 2001, 2000, and 1999 approximately 83%, 86% and 80% of the Company's revenues were generated under U.S. Government contracts.

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

                On April 11, 2000, the Company announced the formation of Space Media, Inc. ("SMI"), a majority-owned subsidiary that intends to create proprietary space-themed content for education and commerce. During the year ended June 30, 2001, SMI's activities were refocused primarily to develop content for the STARS Academy(TM), corporate promotion and advertising opportunities and offering a library of content that can be redistributed through various media channels. The STARS Academy is a global education program offering students a scientific, cultural and social adventure across the earth, into the oceans and aboard the International Space Station. SMI offers retail products associated with the STARS Academy. The STARS Academy program currently is planning to launch student-designed experiments on a Space Shuttle mission next year for schools in Australia, Canada, China, Israel, Japan, Singapore, Thailand, and the United States. During the year ended June 30, 2000, SMI acquired The Space Store, an online retail operation, anticipating that e-commerce is expected to be an integral part of its Internet business. The Space Store currently offers an assortment of space-related products through its Space Store website, www.spacestore.com.
         ------------------

                   In the year ended June 30, 2000, the Company also began development and completed the preliminary design phase, in partnership with RSC Energia ("Energia") of Korolev, Russia, of a commercial space station habitation module. Named Enterprise(TM), this multipurpose module will be attached to the ISS. The Company anticipates that Enterprise will be the world's first commercial real estate in space and the first commercial module attached to the ISS. Enterprise is currently designed to offer space station users habitation, stowage space, communications, power and other utilities, and laboratory facilities for long-duration research.

                  The Company and Energia completed the organization of Space Station Enterprise, LLC ("SSE LLC"), a Delaware limited liability corporation, to complete development and future operation of Enterprise. The Company and Energia have an equal ownership interest in SSE LLC. SSE LLC is actively pursuing additional investors to provide investment funds and participate as owners of SSE LLC in completing Enterprise. Enterprise is anticipated to be launched in early 2004.

         Liquidity

                  The Company has incurred net losses in the years ended June 30, 2001, 2000 and 1999. Historically, the Company has financed its capital expenditures, research and development and working capital requirements with progress payments under its various contracts, as well as with proceeds received from both public and private debt and equity offerings and borrowings under credit facilities.

                  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                  The Company's liquidity has been constrained over the past fiscal year. A significant portion of this constraint arose from funding of new operations and assets to support future Company growth and construction of the new Astrotech Florida facility prior to obtaining external financing. In addition, the Company was committed to capital investments to complete certain flight assets.

                Due to changes in the external markets, the Company reevaluated its strategy. Beginning in the third quarter of the fiscal year, management began an aggressive multi-faceted plan to improve the Company's financial position and liquidity. This plan included the following components: i) completing the external financing for the new facility required to support operations at Astrotech's Florida location; ii) reducing operating costs and establishing an operating plan for fiscal year 2002 which provides for sufficient cash flow to support efficient operations; iii) renegotiating the terms and conditions of the Revolving Line of Credit (note B); iv) limiting cash commitments for future capital investments and new asset development;
         v) restructuring the repayment of certain debts maturing in fiscal year 2002; vi) divesting non-core assets; vii) obtaining external investor funding for its Space Media subsidiary; viii) completing negotiations for certain contract equitable adjustments due to the Company under it long-term services contract with NASA (note 10); and ix) improving the overall liquidity of the Company. Management anticipates that this strategy will generate sufficient additional liquidity to support its operations and satisfy its debt obligations.

                Under this Plan, the Company undertook extensive efforts to reduce cash required for both operations and capital investments. Specifically, the Company took steps to reduce overhead beginning in the third quarter of the fiscal year and reduced its workforce by approximately 10%. The Company's fiscal year 2002 operating plan will continue to realize efficiencies from these actions. Subsequent to June 30, 2001, Astrotech obtained $20 million of financing for the expansion of its payload processing facilities. The financing provides funds for completion of the facility construction as well as a return of approximately $6.5 million of previously invested working capital of the Company. The Company used approximately $3.1 million of these working capital funds to repay an existing obligation under Astrotech's credit facility (note 8). Additionally, the Company completed planned divesting of non-core assets (note 21). Development and construction of new assets is currently limited to those assets required to fulfill existing commitments under contracts. The Company has no further on-going commitments to fund development or construction of any asset.

                  Under this Plan, the Company refocused the scope of SMI's operations on near term initiatives in order to maximize the potential return of capital invested to date in SMI. Subsequent to year end, the Company obtained $750,000 from an investor to fund future operations of SMI in exchange for equity in SMI. As a result, the Company's ownership interest in SMI was reduced to approximately 51% in September 2001.

                  The Company's ability to continue as a going concern is dependent on its ability to complete the restructure of certain debt obligations, secure the remaining portion of contract funding on the equitable adjustment due under its contract with NASA, achieve its fiscal year 2002 operating and cash flow objectives, and comply with the terms of its credit facility. The Company is in ongoing negotiations with its senior lender to renegotiate the terms and conditions of its credit facility and with Alenia Spazio S.p.A. to restructure its debt. The Company continues to receive negotiated interim funding for work performed under the NASA contract equitable adjustment (note 10). Management believes it will be successful in negotiating the repayment terms of its debt due to Alenia Spazio S.p.A.; however, there can be no assurances that the Company will be able to reach agreement with Alenia Spazio S.p.A. on the terms and conditions of a restructure. Additionally, management of the Company strongly believes such funding under its equitable adjustment with NASA will continue, although there can be no assurances that the contract will be fully funded in a timely manner to provide sufficient operating cash flow to support operations.

                  The Company's plans indicate that all cash generated from operations during the next fiscal year will be used to fund operations and reduce existing debt. The Company believes that the cash flows from operations, borrowings under the New Credit Facility and spending reductions related to discretionary capital expenditures and other expenses will be sufficient to enable the Company to meet its cash requirements for the next twelve months.

                  As discussed above, management has implemented and completed a significant portion of the plan begun in the third quarter of the fiscal year and expects that it will be successful in accomplishing the remaining portion of the plan; however, no assurance can be given that the Company will be successful in achieving the remaining goals. If the Company is unable to complete its strategy, cash flow may be insufficient to cover the Company's operating and debt service requirements in fiscal year 2002.

(2)      Summary of Significant Accounting Policies

         Principles of Consolidation and Basis of Presentation

                The consolidated financial statements include the accounts of SPACEHAB, Incorporated and its wholly owned and majority-owned subsidiaries Astrotech, JE and SMI. All significant intercompany transactions have been eliminated in consolidation.

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

                    The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render the goodwill not recoverable. If such circumstances arise, the Company would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the goodwill is recoverable.

         Investments in Affiliates

                  The Company generally uses the equity method of accounting for its investments in, and earnings of, investees. In accordance with the equity method of accounting, the carrying amount of such an investment is initially recorded at cost and is increased to reflect the Company's share of the investor's income and is reduced to reflect the Company's share of the investor's losses. Investments in which the Company has less than 20% ownership and no significant influence are accounted for under the cost method and are carried at cost.

         Impairment of Long-Lived Assets

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

         Revenue Recognition

                Revenue generated under the REALMS Contract and for all other contract awards for which the capability to successfully complete the contract can be reasonably assured and costs at completion can be reliably estimated at contract inception, revenue recognition under the percentage-of-completion method is being used based on costs incurred over the period of the contract. Revenue provided by JE is primarily derived from cost-plus award fee contracts, whereby revenue is recognized to the extent of costs incurred plus estimates of award fee revenues using the percentage-of-completion method. Award fees, which provide earnings based on the Company's contract performance as determined by NASA evaluations, are recorded when the amounts can be reasonably estimated, or are awarded. Changes in estimated costs to complete, provisions for contract losses and estimated amounts recognized as award fees are recognized in the period they become known. Revenue provided by Astrotech's payload processing services is recognized ratably over the occupancy period of the satellite while in the Astrotech facilities.

         Research and Development

                Research and development costs are expensed as incurred.

         Income Taxes

                The Company recognizes income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

         Reclassifications

                Certain 2000 and 1999 amounts have been reclassified to conform with the 2001 consolidated financial statement presentation.

         New Accounting Pronouncements

                In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." The Statement eliminates the requirement to amortize costs in excess of net assets acquired (goodwill) under the purchase method of accounting, and sets forth a new methodology for periodically assessing and, if warranted, recording impairment of goodwill. Early adoption of this standard is permitted July 1, 2001, however, the Company does not plan to early adopt. The Company will be required to adopt the new rules effective July 1, 2002. The elimination of amortization of goodwill is expected to increase earnings by approximately $1.0 million. The Company will analyze and assess the impairment provisions of the new Statement, but has not yet determined the impact, if any, of the adoption of those provisions.

   (3)   Statements of Cash Flows - Supplemental Information

                Cash paid for interest costs was approximately $7.0 million; $6.9 million and $5.4 million for the years ended June 30, 2001, 2000 and 1999, respectively. The Company capitalized interest of approximately $2.7 million, $3.7 million and $2.5 million during the years ended June 30, 2001, 2000 and 1999, respectively, related to the module improvements and a building in progress.

                The Company paid no income taxes for the years ended June 30, 2001 and 2000, and paid income taxes of approximately $400,000 for the year ended June 30, 1999.

   (4)   Accounts Receivable

         At June 30, 2001 and 2000, accounts receivable consisted of (in thousands):

                                                                         2001                2000
                --------------------------------------------------- ---------------- --------------

                              U.S. government contracts:
                              Billed                                $       9,181       $    18,506
                              Unbilled                                      3,085             3,400
                --------------------------------------------------- ---------------- --------------

                              Total U.S. government contracts              12,266            21,906
                --------------------------------------------------- ---------------- --------------
                              Commercial contracts:
                              Billed                                        4,378            1,612
                              Unbilled                                        714            2,280
                --------------------------------------------------- ---------------- --------------
                              Total commercial contracts                    5,092            3,892
                --------------------------------------------------- ---------------- --------------
                              Total accounts receivable             $      17,358    $      25,798
                --------------------------------------------------- ---------------- --------------

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

   (5)   Acquisition

         The Space Store

                On June 28, 2000, the Company paid approximately $200,000 including transaction costs, to acquire all of the capital stock of The Space Store. The business combination has been accounted for using the purchase method under APB Opinion 16. The purchase price has been allocated to the assets and liabilities acquired based on estimates of fair value as of the date of acquisition. Based on the allocation of the net assets acquired, goodwill of approximately $200,000 was recorded. Such goodwill is being amortized on a straight-line basis over 5 years. Historical results of operations of The Space Store are insignificant. The Space Store is a wholly owned subsidiary of SMI. The Space Store is involved in e-commerce and sells space related items.

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

                In August 1996, the Company's credit agreement was amended. In exchange for the full satisfaction of the Company's term loans with the various insurance companies, the Company paid the insurance companies $2.5 million and agreed to pay an additional $2.0 million under a new non-interest-bearing term loan. As of June 30, 2001, the remaining balance due under the term loan is $0.33 million due on August 1, 2001, which was repaid subsequent to the year ended June 30, 2001.

                In conjunction with a payment in December 1998 of certain principal of notes payable due to Alenia Spazio S.p.A., (note 7), the annual interest rate on the outstanding balances under the credit agreement was amended to be 8.25 percent per year. Aggregate interest cost incurred on the debts due under the credit agreement was approximately $30,000, $57,000 and $40,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

   (7)   Convertible Notes Payable to Shareholder

                The Company issued subordinated notes for a portion of the amount due to Alenia Spazio S.p.A. ("Alenia"), a shareholder, under a previously completed construction contract for the Company's flight modules. In December 1998, the Company amended its agreement with Alenia Spazio S.p.A. relative to the subordinated notes payable with a then outstanding principal balance of $11.9 million due in August 2001. In exchange for payment of $4.0 million, Alenia agreed to waive the interest payment due for the quarter ended December 31, 1998 and to reduce the annual interest rate on the subordinated notes from 12 to 10 percent on the outstanding balance as of January 1, 1999. In addition, Alenia may elect to convert, in whole or part, the remaining principal amount into equity, on terms and conditions to be agreed with the Company.

                The subordinated notes had aggregate outstanding balances of $7.9 million at June 30, 2001. The notes bear interest at an annual rate of 10 percent. No amount of principal or accrued interest on the notes is due until all amounts under the amended and restated credit agreement due to the various insurance companies (note 6) are repaid. All principal payments were due under these notes on August 1, 2001. The maturity date of this debt was extended from August 1, 2001 to October 31, 2001. The Company is in ongoing discussions with Alenia to restructure the terms of this debt to provide for repayment over an extended period.

                During the year ended June 30, 1998, the Company began paying interest on these notes quarterly. The Company paid approximately $800,000 interest during each of the years ended June 30, 2001 and 2000 and $400,000 in 1999.

   (8)   Other Debt

         Revolving Loan Payable

                On June 16, 1997, the Company entered into a $10.0 million revolving loan payable line of credit agreement with a financial institution. Outstanding balances on the line of credit accrue interest at either the lender's prime rate or a LIBOR-based rate. Certain assets of the Company collateralize this loan. The agreement expired on August 31, 2000. Through June 30, 2000, the Company had drawn $4.5 million against the line of credit.

                On August 9, 2000, the Company entered into a $15 million revolving credit facility with a financial institution that provides a working capital line of credit with a letter of credit sub-limit of $10.0 million. This new credit facility replaced the current $10 million revolving line of credit. Certain assets of the Company collateralize the new credit facility. The term of the agreement is through August 2003. Through June 30, 2001, the Company had drawn $6.75 million against the line of credit.

                In conjunction with the Astrotech financing of its satellite processing facility in Titusville, Florida, in August 2001, the terms of the credit facility have been amended. Astrotech is no longer a party to the credit facility and the maximum amount allowable to be drawn under the Credit Facility has been reduced to $6.5 million. The Company is in the process of negotiating new covenants and revisions to certain terms of the New Credit Facility.

         Loans Payable

                On July 14, 1997, the Company's subsidiary, Astrotech, entered into a credit facility for loans of up to $15.0 million with a financial institution. The term of the agreement is through

         July 13, 2002. This loan is collateralized by the assets of Astrotech and certain other assets of the Company, and is guaranteed by the Company. Interest accrues at LIBOR plus three percent. Principal and interest are payable on a quarterly basis. In April 1999, the Company borrowed an additional $1.0 million under this credit facility with the same terms, conditions and expiration date of the original loan. Principal payments of approximately $3.1 million are due fiscal year ended 2002, $1.1 million are due in the fiscal year early 2003, and $40,000 in the fiscal year ending 2004. At June 30, 2001, the Company had an outstanding balance of $4.3 million under this credit facility and accrued interest of $87,000. In conjunction with the Astrotech financing, $3.1 million of the balance outstanding at the year ended June 30, 2001 was subsequently repaid.

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

         Loan Covenants

                For the year ended June 30, 2001 the Company was in breach of certain loan covenants of the Term Loan and New Credit Facility. The Company received a waiver of the covenant violation on the New Credit Facility as of June 30, 2001 and also received a waiver and covenant reset for the Term Loan. For the year ended June 30, 2000, the Company was in breach of certain covenants of the Term Loan and Revolving Line of Credit facility. The covenant for the Revolving Line of Credit was waived through its term and the covenant on the Term Loan agreement was waived and amended on a going forward basis. The Company is in the process of negotiating new covenants on the New Credit Facility for future periods. Although there can be no assurances, the Company believes it will be in compliance with the amended covenants of the Term Loan and existing covenants of the New Credit Facility during the year ended June 30, 2002.

   (9)   Fair Value of Financial Instruments

                The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of June 30, 2001 and 2000 in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments (in thousands):


                                                            June 30, 2001             June 30, 2000
                                                        --------------------       --------------------
                                                        Carrying        Fair       Carrying        Fair
                                                         Amount         Value        Amount        Value
         -------------------------------------------- ------------- ------------- ------------ -------------
         Financial liabilities:
              Loans payable under
                credit agreement                       $       333   $      333    $      667   $      579
              Notes payable to shareholder                   7,860        7,860         7,860        7,860
              Loans payable under credit facility            4,264        4,264         7,583        7,583
              Convertible notes payable                     63,250       38,029        63,250       44,908
         -------------------------------------------- ------------- ------------- ------------ -------------

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

  (10)   NASA Contracts

              Research and Logistics Module Services Contract

                On December 21, 1997, the Company entered into the REALMS Contract to provide to NASA its flight modules and related integration services over three missions at an aggregate fixed price of $44.9 million. This contract provides for NASA to use the flight modules for both science and logistics missions. During the period from December 21, 1997 to June 30, 2001, this contract was amended whereby the REALMS contract value was increased to $160.3 million and the number of missions was increased to seven.

                During the years ended June 30, 2001, 2000 and 1999, the Company recognized $36.6 million, $33.3 million and $28.2 million of revenue, respectively, under this contract. SPACEHAB has a claim in excess of the REALMS contract value of approximately $7.9 million relative to an equitable adjustment due to a two-year slip in the launch date of the Space Shuttle flight STS-107.

         Flight Crew Systems Development Contract ("FCSD")

                  JE primarily operates under the Flight Crew Systems Development contract ("FCSD" Contract") which is currently a $366.6 million multitask cost-plus-award and incentive-fee contract. The contract commenced in May 1993 and was scheduled to conclude in April 2001. NASA has exercised its option to extend certain tasks for an additional year through April 2002. JE performs several critical services for NASA including flight crew support services, operations, training and fabrication of mockups at NASA's Neutral Buoyancy Laboratory and at NASA's Space Vehicle Mockup Facility, where astronauts train for both Space Shuttle and ISS missions. JE also provides stowage integration services and is also responsible for configuration management of the ISS.

                  During the years ended June 30, 2001, 2000 and 1999, the Company recognized $50.7 million, $57.9 million, $57.7 million of revenue, respectively, under this contract.

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

(12)     Common Stock Option and Stock Purchase Plans

                As of June 30, 2001, approximately 1,538,798 shares of common stock were reserved for future grants of stock options under the Company's three stock option plans.

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

         The Directors' Stock Option Plan

                Prior to an amendment on October 21, 1997, each non-employee member of the Board of Directors was annually granted options to purchase 5,000 shares of common stock at exercise prices equal to the fair market value on the date of grant. Subsequent to the amendment, each non-employee member of the Board of Directors received a one-time grant of an option to purchase 10,000 shares of common stock. Further, each new non-employee director after the amendment date receives a one-time grant of an option to purchase 10,000 at an exercise price equal to fair market value on the date of grant. In addition, effective as of the date of each annual meeting of the Company's stockholders on or after the effective date, each non-employee director who is elected or continues as a member of the Board of Directors of the Company shall be awarded an option to purchase 5,000 shares of common stock. Options under the Director's Plan vest after one year and expire seven years from the date of grant.

         1997 Employee Stock Purchase Plan

                During the year ended June 30, 1998, the Company adopted an employee stock purchase plan that permits eligible employees to purchase shares of common stock of the Company at prices no less than 85 percent of the current market price. Eligible employees may elect to participate in the plan by authorizing payroll deductions from one percent to ten percent of gross compensation for each payroll period. On the last day of each quarter, each participant's contribution account is used to purchase the maximum number of whole and fractional shares of common stock determined by dividing the contribution account's balance by the lesser of 85 percent of the price of a share of common stock on the first day of the quarter or the last day of a quarter. The number of shares of common stock that may be purchased under the plan is 1,500,000. Through June 30, 2001, employees have purchased approximately 372,000 shares under the plan.

         Space Media, Inc. Stock Option Plan

                During the year ended June 30, 2000, Space Media, Inc., a majority owned subsidiary of the Company, adopted an option plan ("SMI Plan") for employees, officers, directors and consultants of Space Media, Inc. Under the terms of the SMI Plan, 1,500,000 shares have been reserved for future grants for which the number and price of the options granted is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. At June 30, 2001, there were 611,250 options issued and outstanding under the SMI Plan at a weighted average exercise price of $1.23. The options vest equally over a four-year period and have a life of 10 years. There were 148,734 options exercisable as of June 30, 2001.

         Stock Option Activity Summary

                The following table summarizes the Company's stock option plans, excluding the SMI plan:



                                   Non-qualified Options             1994 Plan                Directors' Plan
                                 ---------------------------  -------------------------   -------------------------
                                                  Weighted                   Weighted                    Weighted
                                                  Average                    Average                     Average
                                    Shares        Exercise      Shares       Exercise       Shares       Exercise
                                  outstanding      Price      Outstanding     Price       Outstanding     price
-------------------------------------------------------------------------------------------------------------------

Outstanding at June 30, 1998           300,045   $  12.33     1,478,253    $    8.62        190,000     $   9.99
     Granted                           300,000      14.00       572,713        11.69         50,000         7.00
     Exercised                               -          -         1,070         9.69              -            -
     Forfeited                         106,241      12.00       140,670         9.16              -            -
-----------------------------------------------------------------------------------------------------------------
                                       493,804   $  13.42     1,909,226    $    9.50        240,000     $   9.37
Outstanding at June 30, 1999
     Granted                                 -          -     1,034,674         5.10         35,000         4.13
     Exercised                               -          -             -            -              -            -
     Forfeited                          95,831      12.39       360,287         7.06              -            -
-----------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 2000           397,973   $  13.66     2,583,613    $    8.05        275,000     $   8.70
     Granted                                 -          -     1,036,040         4.44         40,000         4.00
     Exercised                               -          -             -            -              -            -
     Forfeited                          67,707      12.55       967,539         8.11              -            -
-----------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 2001           330,266   $  13.89     2,652,114    $    6.62        315,000     $   8.11
-----------------------------------------------------------------------------------------------------------------
Options exercisable at:
     June 30, 1999                     191,770   $  12.39     1,072,121    $    8.56        190,000     $   9.99
     June 30, 2000                     397,973      13.66     1,423,660         8.58        240,000         9.37
     June 30, 2001                     330,266      13.89     1,272,238         7.89        275,000         8.70
Weighted-average fair value at
date of grant during the fiscal
period ended
         June 30, 1999                 300,000   $   3.12       572,713    $    4.50         50,000     $   2.21
         June 30, 2000                       -          -     1,034,674         3.02         35,000         1.87
         June 30, 2001                       -          -     1,036,040         2.06         40,000         1.85
-------------------------------------------------------------------------------------------------------------------

                The following table summarizes information about the Company's stock options outstanding at June 30, 2001:



                                          Options outstanding                 Options exercisable
                              ----------------------------------------- ------------------------------
                                              Weighted-
                                              Average      Weighted-                      Weighted-
                                             Remaining     Average                        Average
                                  Number     Contractual   Exercise         Number        Exercise
Range of exercise prices        Outstanding  life (years)  price         exercisable        Price
----------------------------- -------------- ------------- ------------ -------------- ---------------

$ 2.81 - 4.75                       552,000     9.16      $     3.69       53,750        $  4.34

  4.88 - 5.75                     1,036,310     7.64            5.06      305,586           5.21

  6.63 - 10.13                      693,889     2.10            7.02      691,889           7.01

 10.63 - 14.50                    1,009,081     4.63           12.28      820,179          12.42

 24.00                                6,100     1.25           24.00        6,100          24.00
----------------------------- -------------- --------   ------------ -------------- ---------------
$ 2.81 - $24.00                   3,297,380     5.79      $     7.49  $ 1,877,504           9.06
----------------------------- -------------- --------   ------------ -------------- ---------------

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



                                                            Year Ended       Year Ended        Year Ended
                                                         June 30, 2001    June 30, 2000     June 30, 1999
         -------------------------------------------------------------------------------------------------
         Net income (loss):
              As reported                                   $ (12,785)        $ (3,844)         $ (2,589)
              Pro forma                                     $ (13,982)          (4,996)           (4,424)
         -------------------------------------------------------------------------------------------------
         Net income (loss) per share - basic:
              As reported                                    $  (1.12)        $  (0.34)         $  (0.23)
              Pro forma                                      $  (1.23)           (0.44)            (0.40)
         -------------------------------------------------------------------------------------------------

                The fair value of each option granted and each employee stock purchase right is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal years 2001, 2000 and 1999, respectively: 0.0 percent dividend growth; expected volatility ranging from 35 percent to 50 percent; risk-free interest rates ranging from 5.68 percent to 7.875 percent; and expected lives ranging from three months to seven years.

                The effects of compensation cost as determined under SFAS 123 on pro forma net income (loss) in years ended June 30, 2001, 2000 and 1999 may not be representative of the effects on pro forma net income (loss) in future periods.

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

(13)     Income Taxes

                  The Company accounts for taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse.

                The components of income tax expense (benefit) from continuing operations are as follows (in thousands):



                                                                         Years Ended June 30,
                                                            ------------------------------------------------
                                                                      2001           2000              1999
         ---------------------------------------------------------------------------------------------------

         Current:
         Federal                                                $        -        $     -         $  (1,447)

         State                                                         127              -                15
         Foreign                                                        70
         ---------------------------------------------------------------------------------------------------
                                                                       197              -            (1,432)
         ---------------------------------------------------------------------------------------------------
         Deferred:
         Federal                                                      (685)        (1,477)               847

         State and Local                                              (398)          (285)                86
         Foreign
         ---------------------------------------------------------------------------------------------------

                                                                    (1,083)        (1,762)               933
          --------------------------------------------------------------------------------------------------
         Income Tax Expense (Benefit)                          $      (886)       $(1,762)        $     (499)
         ---------------------------------------------------------------------------------------------------

         A reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory rate of 34 percent to the income (loss) before income taxes to the actual amount of income tax expense (benefit) recognized follows (in thousands):



                                                                         Years Ended June 30,
                                                            ------------------------------------------------
                                                                        2001             2000          1999
         ---------------------------------------------------------------------------------------------------

         Expected expense (benefit)                                $ (4,648)        $ (1,906)     $ (1,050)
         Change in valuation allowance                                3,948               43           169
         State income taxes                                            (491)            (188)          (15)
         Other, primarily goodwill amortization                         305              289           397
         Total                                                       $ (886)        $ (1,762)      $  (499)
         ---------------------------------------------------------------------------------------------------

          The Company's deferred tax asset as of June 30, 2001 and 2000 consists of the following (in thousands):



                                                                               2001                  2000
         --------------------------------------------------------------------------------------------------

         Deferred Tax Assets:
         Net Operating Loss Carryforwards                              $     15,818           $     10,472
         General business Credit Carryforwards                                2,170                  2,170
         Alternative Minimum Tax Credit Carryforwards                         3,292                  3,292
         Accrued Expenses                                                     1,636                    999
         Capitalized Start-up and Organization Costs                          1,602                    751
         Other                                                                  190                    110
         --------------------------------------------------------------------------------------------------
         Total Gross Deferred Tax Assets                                     24,708                 17,794
         Less - Valuation Allowance                                          (4,160)                  (212)
         --------------------------------------------------------------------------------------------------
         Net Deferred Tax Assets                                             20,548                 17,582
         --------------------------------------------------------------------------------------------------
         Deferred Tax Liabilities:
         Property and Equipment, principally due to
         differences in depreciation                                         20,493                 18,550
         Other                                                                   55                    115
         --------------------------------------------------------------------------------------------------
         Total Gross Deferred Tax Liabilities                                20,548                 18,665
         --------------------------------------------------------------------------------------------------
         Net Deferred Tax Assets/(Liabilities)                                    0           $     (1,083)
         --------------------------------------------------------------------------------------------------



                As of June 30, 2000, current deferred tax assets of $997,000 are included in prepaid expenses and other current assets in the accompanying balance sheet.

                The net changes in the total valuation allowance for the years ended June 30, 2001, 2000, and 1999 were increases of approximately $3.9 million, $43,000 and $169,000, respectively.

                At June 30, 2001, the Company had accumulated net operating losses of approximately $41.7 million for Federal income tax purposes, which are available to offset future regular taxable income. These operating loss carryforwards expire between the years 2007 and 2021. Utilization of these net operating losses may be subject to limitations in the event of significant changes in stock ownership of the Company.

                Additionally, the Company has approximately $2.2 million and $3.3 million of research and experimentation and alternative minimum tax credit carryforwards, respectively, available to offset future regular tax liabilities. The research and experimentation credits expire between the years 2002 and 2008; the alternative minimum tax credits carry-forward indefinitely.

                In assessing the realizability of its net deferred tax assets, management considers whether it is more likely than not that some portion or all of the net deferred tax assets are realizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2001, the Company provided a full valuation allowance of approximately $4.2 million against its net deferred tax assets.

  (14)   Net Income (Loss) Per Share

                The following are reconciliation's of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the years ended June 30, 2001, 2000 and 1999 (in thousands, except share data):


                                                                            Per common            Assuming
                                                                                 share            Dilution
           -------------------------------------------------------------------------------------------------

           Year Ended June 30, 2001
           Net loss                                                   $       (12,785)         $      (12,785)
           Net loss, as adjusted                                      $       (12,785)         $      (12,785)
           ----------------------------------------------------------------------------------------------------
           Weighted average outstanding common shares                       11,400,482              11,400,482
           Adjusted shares                                                  11,400,482              11,400,482
           ----------------------------------------------------------------------------------------------------
           Year Ended June 30, 2000
           Net loss                                                   $        (3,844)         $       (3,844)
           Net loss, as adjusted                                      $        (3,844)         $       (3,844)
           ----------------------------------------------------------------------------------------------------
           Weighted average outstanding common shares                       11,272,767              11,272,767
           Adjusted shares                                                  11,272,767              11,272,767
           ----------------------------------------------------------------------------------------------------
           Year Ended June 30, 1999
           Net loss                                                   $        (2,589)         $       (2,589)
           Net loss, as adjusted                                      $        (2,589)         $       (2,589)
           ----------------------------------------------------------------------------------------------------
           Weighted average outstanding common shares                       11,184,742              11,184,742
           ----------------------------------------------------------------------------------------------------
           Adjusted shares                                                  11,184,742              11,184,742

                All options and warrants to purchase shares of common stock were excluded from the computations of diluted earnings (loss) per share for the years ended June 30, 2001, 2000 and 1999, because the impact of such options and warrants is anti-dilutive.

  (15)   Employee Benefit Plan

                The Company has a defined contribution retirement plan, which covers all employees and officers. For the years ended June 30, 2001, 2000 and 1999, the Company contributed $1.8 million, $1.5 million and $0.8 million, respectively, to the plan. The Company has the right, but not the obligation, to make contributions to the plan in future years at the discretion of the Company's Board of Directors.

  (16)   Commitments

         Integration and Operations Contracts

                On August 13, 1997, the Company initiated a letter agreement with The Boeing Company ("Boeing"), a major subcontractor and shareholder, for standard integration and operation services to the Company for future missions that were not already provided for under its contract for missions to the Mir Space Station. In August 1998, this letter agreement became a cost plus incentive fee contract whereby Boeing will provide integration and operations services required to successfully complete four research missions (one single module mission and three double module missions) and seven logistics double module missions. Additionally, there are several tasks that are separately priced to yield a contract value of up to $139.5 million. As of June 30, 2001, $75.1 million has been incurred under this commitment.

         Module Construction Contracts

                During the year ended June 30, 1997, the Company entered into a $43.1 million cost-plus-fee contract with Boeing to construct a new research module with associated double module hardware. The Company has taken initial delivery of the module and has completed its construction. The Company has incurred approximately $43.0 million in construction costs through June 30, 2001.

                During the year ended June 30, 1999, the Company entered into a $4.6 million letter agreement with Boeing to initiate activities to support the fabrication of an adaptable double module. The letter contract period of performance is through November 2000. The Company has incurred $3.9 million in costs through June 30, 2001.

         Leases

                The Company is obligated under capital leases for equipment and noncancelable operating leases for equipment, office space, storage space, and the land for a payload processing facility. Future minimum payments under these capital leases and noncancelable operating leases are as follows (in thousands):


                                                                                   Capital        Operating
         Year ending June 30,                                                      Leases           Leases
         --------------------------------------------------------------------------------------------------

         2002                                                                   $      40        $   2,265
         2003                                                                          28            1,824
         2004                                                                          22              864
         2005                                                                           1              668
         2006 and thereafter                                                            -            4,904
         --------------------------------------------------------------------------------------------------

                                                                                       91        $  10,525
                                                                                                 ---------
         Less: amount representing interest between 9% and 12%                         (8)
         ---------------------------------------------------------------------------------
         Present value of net minimum capital lease payments                    $      83
         ---------------------------------------------------------------------------------

         Rent expense for the years ended June 30, 2001, 2000 and 1999 was approximately $2.9 million, $2.1 million and $2.2 million respectively.

         For the year ended June 30, 2001, the capitalized lease assets are recorded at $365,424 and the annual amortization is $44,000.

(17)     Segment information

                Based on its organization, the Company operates in four business segments: SPACEHAB, now designated Flight Services for Company management reporting, JE, Astrotech and SMI. SPACEHAB was founded to commercially develop space habitat modules to operate in the cargo bay of the Space Shuttles. Flight Services provides access to the modules and integration and operations support services for both NASA and commercial customers. JE is primarily engaged in providing engineering services and products to the Federal Government and NASA, primarily under the FCSD Contract. Astrotech provides payload-processing facilities to serve the satellite manufacturing and launch services industry. Astrotech currently provides launch site preparation of flight ready satellites to major U.S. space launch companies and satellite manufacturers. SMI was established in April 2000, to develop space themed commercial business activities.

                The Company's chief operating decision maker utilizes both revenue and income before taxes, including allocated interest based on the investment in the segment, in assessing performance and making overall operating decisions and resource allocations. As such, other income/expense items including taxes and corporate overhead have not been allocated from Flight Services to the various segments.

                  The accounting policies of the segments are the same as those described in the summary of significant accounting policies, see note
         2. Information about the Company's segments is as follows:





                                                                      (in thousands)
         Year Ended June 30, 2001:                                          Net           Depreciation
                                                       Pre-Tax             Fixed              And
                                     Revenue        Income (loss)          Assets         Amortization
                                  ------------------------------------------------------------------------

         Flight Services                 $44,997        $(7,868)         $135,055             $7,107
         Johnson Engineering              53,526           (887)            2,806              1,647
         Astrotech                         6,230             18            36,135                966
         SMI                                 501         (4,934)               58                230
                                  ------------------------------------------------------------------------
                                        $105,254       $(13,671)         $174,054             $9,950
                                  ------------------------------------------------------------------------

         Year Ended June 30, 2000:                                          Net           Depreciation
                                                       Pre-Tax             Fixed              And
                                     Revenue        Income (loss)          Assets         Amortization
                                  ------------------------------------------------------------------------
         Flight Services                 $39,871          $(928)         $129,709             $5,702
         Johnson Engineering              58,254            108             3,000              1,537
         Astrotech                         7,583         (2,944)           25,975                983
         SMI                                   -         (1,842)                -                  -
                                  ------------------------------------------------------------------------
                                        $105,708        $(5,606)         $158,684             $8,222
                                  ------------------------------------------------------------------------

         Year ended June 30, 1999:                                          Net           Depreciation
                                                       Pre-Tax             Fixed              And
                                     Revenue            Income             Assets         Amortization
                                  ------------------------------------------------------------------------
         Flight Services                 $39,477        $(2,925)         $109,912             $4,689
         Johnson Engineering              58,398            342             1,647              1,164
         Astrotech                         9,845           (505)           20,625              1,164
         SMI                                   -              -                 -                  -
                                  ------------------------------------------------------------------------
                                        $107,720        $(3,088)         $132,184             $7,017
                                  ------------------------------------------------------------------------

                  Foreign revenue for the years ended June 30, 2001, 2000 and 1999 was approximately $6.6 million, $1.7 million and $10.9 million respectively. Domestic revenue for the years ended June 30, 2001, 2000 and 1999 was approximately $98.7 million, $104.0 million and $96.8 million respectively.

(18)        Convertible Preferred Stock

                  On August 2, 1999, Astrium, a related party, a shareholder, purchased an additional $12.0 million equity stake in SPACEHAB representing 1,333,334 shares of Series B Senior Convertible Preferred Stock. Under the agreement, Astrium, a related party, purchased all of SPACEHAB's 975,000 authorized and uninsured shares of preferred stock. At the annual stockholders meeting held on October 14, 1999, the shareholders approved the proposal to increase the number of authorized shares of preferred stock to 2,500,000, in order to complete the transaction with Astrium, a related party, allowing them to purchase the additional 358,334 preferred shares. The preferred stock purchase increased Astrium's, a related party, voting interest in SPACEHAB to approximately 11.5 percent. The Series B Senior Convertible Preferred Stock is: convertible at the holders' option on the basis of one share of preferred stock for one share of common stock, entitled to vote on an "as converted" basis the equivalent number of shares of common stock and has preference in liquidation, dissolution or winding up of $9.00 per preferred share. No dividends are payable on the convertible preferred shares.

                  Astrium, a related party, provides unpressurized payload and integration efforts to SPACEHAB on a fixed price basis in addition to providing engineering services as required. For the years ended June 30, 2001, 2000 and 1999, Astrium's, a related party, payload and integration services included in cost of revenue was approximately $4.3 million, $3.6 million and $2.1 million respectively.

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

                  The joint venture agreement contained an option whereby the Company could exchange its interest in the joint venture and the $2.0 million note for a common equity interest in Guigne Inc. ("GI"), the ultimate parent of GTL. In accordance with the terms of the joint venture agreement, in December 1999 the Company notified GI of its intention to exercise its option. Under the option, the equity interest obtained in GI was determined by dividing the $2.0 million contributed by the Company by the fair market value of GI, as determined by independent appraisal, at the date of exchange. However, such equity interest could not exceed 19% of the outstanding equity of GI. The independent appraisal and conversion were finalized subsequent to June 30, 2000, with an effective date of January 1, 2000, and resulted in the Company obtaining a 15% common equity interest in GI. The Company accounts for its investment in GI on the cost method. Upon the exchange, the joint venture was dissolved and all property, rights, assets and liabilities of the joint venture became the property, rights, assets and liabilities of GI.

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

(20)     Asset Sale

                  On November 30, 2000, Astrium, a related party, entered into an agreement with the Company to purchase the Company's Integrated Cargo Carrier ("ICC") and Vertical Cargo Carrier ("VCC") flight assets. The total purchase price of $15.4 million is comprised of both cash and services payments. The transaction will occur in two phases. The first phase is for the purchase of the ICC assets and the second phase is for the purchase of the VCC assets. Phase one of the transactions was completed in the three months ended March 31, 2001. The sale was approximately at book value and the Company recognized a minimal loss. SPACEHAB has entered into an agreement with Astrium, a related party, to lease these assets for a period of four years with two additional four-year options.

(21)     Subsequent Events

                  On August 2, 2001, SPACEHAB'S Astrotech subsidiary sold the assets of its Oriole sounding rocket program and related property for approximately $1.2 million to DTI Associates, of Arlington, Virginia. The sale, effective July 26, 2001, turns over all physical and intellectual property assets of Astrotech's sounding rocket program, including the design of the Oriole Rocket, except for those assets required for Astrotech to fulfill the terms of an agreement with an existing customer. The terms of the sale are as follows; an initial cash payment at closing, five equal monthly payments beginning September 2001 and a promissory interest bearing note, secured by the Astrotech Sounding Rocket Program intellectual property, due July 26, 2002. Astrotech is expected to record a gain on the sale.

                  On August 9, 2001, SPACEHAB's Johnson Engineering (JE) Subsidiary sold its Filter Housing Machining operations assets and technology for approximately $850,000 to Clear Lake Industries Holdings LLC (CLI), a company recently formed by W.T (Tom) Short, Retired SPACEHAB Senior Vice President for JE. The sale was effective July 1, 2001. The termS of the sale are as follows: an initial cash payment at closing and an interest bearing note due June 29, 2006. The sale was recorded at book value.

                  On September 10, 2001, SPACEHAB's Astrotech subsidiary completed a $20 million financing of its satellite processing facility expansion project in Titusville, Florida with a financial institution. The proceeds of this financing are to be used to complete the construction of the payload process facility and supporting infra-structure. The loan is collaterized primarily by the multi year payload processing contracts with Boeing and Lockheed Martin. Interest accrues on the outstanding principal balance at a LIBOR-based rate, adjustable quarterly. The loan is payable on January 15, 2011. In conjunction with this financing, a swap agreement was entered into to provide for a fixed rate of interest under the loan commitment beginning January 2002.

                  On October 1, 2001, SPACEHAB received a $750,000 equity investment in Space Media, Inc. from EscottVentures II, LLC, of Melbourne, Florida. EscottVentures II has assumed a seat on SMI's board of directors along with its equity stake. SPACEHAB's ownership in Space Media, Inc. has been reduced to approximately 51% as a result of EscottVentures II equity investment.

(22)     Summary of Selected Quarterly Financial Data (Unaudited)

                  The following is a summary of selected quarterly financial data for the previous three fiscal years (in thousands, except per share data):



                                                                  Three months ended
                                          -----------------------------------------------------------------
                                            September 30        December 31        March 31        June 30
--------------------------------------------------------------------------------------------   ------------
Year ended June 30, 2001
Revenue                                          $26,966           $23,975         $24,453        $29,860
Income (loss) from operations                     (1,602)           (3,066)         (3,089)        (1,421)
Net income (loss)                                 (1,480)           (2,738)         (2,973)        (5,594)

Net income (loss) per share - basic                (0.13)            (0.24)          (0.26)         (0.49)
Net income (loss) per share - diluted              (0.13)            (0.24)          (0.26)         (0.49)
-----------------------------------------------------------------------------------------------------------
Year ended June 30, 2000
Revenue                                          $25,978           $26,011         $25,057        $28,662
Income (loss) from operations                     (2,087)           (1,239)            111            720
Net income (loss)                                 (1,959)           (1,272)           (635)            22

Net income (loss) per share - basic                (0.17)            (0.11)          (0.06)          0.00
Net income (loss) per share - diluted              (0.17)            (0.11)          (0.06)          0.00
------------------------------------------------------------------------------------------------------------
Year ended June 30, 1999
Revenue                                          $28,273            $23,634        $26,693        $29,120
Income (loss) from operations                      2,151             (2,007)           338           (280)

Net income (loss)                                    413             (1,851)          (541)          (610)
Net income (loss) per share - basic                 0.04             (0.17)          (0.05)         (0.05)
Net income (loss) per share - diluted               0.04             (0.17)          (0.05)         (0.05)
------------------------------------------------------------------------------------------------------------



Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None

PART III

Item 10.   Directors and Executive Officers of the Registrant.

         The information required by this item will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 11.   Executive Compensation.

         The information required by this item will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 13.  Certain Relationships and Related Transactions.

         The information required by this item will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      The following documents are filed as part of the report:

1.       Financial Statements.

         The following consolidated financial statements of SPACEHAB, Incorporated and its wholly owned and majority-owned subsidiaries and related notes, are set forth herein as indicated below.

                                                                     Page
                                                                     ----

         Report of Ernst & Young LLP, Independent Auditors ........   21
         Report of KPMG LLP, Independent Auditors..................   22
         Consolidated Balance Sheets ..............................   23
         Consolidated Statements of Operations ....................   24
         Consolidated Statements of Stockholders' Equity ..........   25
         Consolidated Statements of Cash Flows ....................   26
         Notes to Consolidated Financial Statements ...............   27

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

Exhibit No.             Description of Exhibit

3.1*            Amended and Restated Articles of Incorporation of the Company.

3.2 Designation of Rights, Terms and Preferences of Series A Junior Preferred Stock (see Exhibit 4.4 of this Report on Form 10-K).

3.3++ Designation of Rights, Terms and Preferences of Series B Senior Convertible Preferred Stock of SPACEHAB, Incorporated.

3.4* Articles of Amendment of SPACEHAB, Incorporated, including the Designation of Rights, Terms and Preferences of Additional Shares of Series B Senior Convertible Preferred Stock of SPACEHAB, Incorporated.

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

10.73*////      Employment Agreement and Non-Interference Agreement dated
                January 15, 1998, between the Company and David A. Rossi.

10.74*////      Amendment number 1 to Loan and Security Agreement dated December
                31, 1997, between the Company and First Union National Bank.

10.80*/////     CSA Contract, dated May 21, 1998, between the Registrant and the
                Canadian Space Agency.

10.81*/////     Gemini Office Building Lease Agreement, dated January 14, 1998, between the Registrant and Puget of Texas

10.82*/////     SHB98006, dated July 8, 1998, between the Registrant and Benz
                Aerospace AG, Raumfahrt-Infrastuktur

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

10.97++++       Lease for property at 555 Forge River Dr. Suite #150, Webster,
                TX between Johnson Engineering and CD UP LP a wholly owned subsidiary of Carey Diversified LLC, successor in interest to J.A. Billip Development Corporation dated April 30, 1993, as amended.

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

10.113*++++     Employment and Non-Interference Agreement, dated as of January
                1, 2001, between the Company and Michael Kearney.

16.*++          Changes in Registrant's Certifying Accountant.

21.*//          Subsidiary of the Registrant.

23.1            Consent of Ernst & Young LLP, Independent Auditors

23.2            Consent of KPMG LLP.

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

*/// Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.

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

*+ Incorporated by reference to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 2000, filed with the Securities and Exchange Commission on September 12, 2000.

*++ Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2000.

*+++ Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2000.

*++++ Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2001.



The following Reports on Form 8-K were filed by the Registrant during the period covered by this report.


(a)             Reports on Form 8-K.

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

                                     SPACEHAB, Incorporated

                                     By:      /s/ Dr. Shelley A. Harrison
                                              ---------------------------
                                              Dr. Shelley A. Harrison
                                              Chairman of the Board and
                                              Chief Executive Officer

Date:
                                     By:      /s/ Julia A. Pulzone
                                              -----------------------
                                              Julia A. Pulzone
                                              Senior Vice President, Finance
                                              and Chief Financial Officer

Date:

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

/s/ Hironori Aihara                         Director          October 15, 2001
------------------------------------
Hironori Aihara

/s/ Melvin D. Booth                         Director          October 15, 2001
------------------------------------
Melvin D. Booth

/s/ Dr. Edward E. David, Jr.                Director          October 15, 2001
------------------------------------
Dr. Edward E. David, Jr.

/s/ Richard Fairbanks.III                   Director          October 15, 2001
------------------------------------
Richard Fairbanks

/s/ Michael E. Kearney                      Director          October 15, 2001
------------------------------------
Michael Kearney


/s/ Josef Kind.                             Director          October 15, 2001
------------------------------------
Josef Kind

/s/ Gordon S. Macklin                       Director          October 15, 2001
------------------------------------
Gordon S. Macklin

/s/ Yury P. Semenov                         Director          October 15, 2001
------------------------------------
Dr. Yury P. Semenov

/s/ James R. Thompson                       Director          October 15, 2001
------------------------------------
James R. Thompson