Form 10-K/A
period 2001-06-30
SPACEHAB INC \WA\
filed 2001-10-17
CIK 1001907

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

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

Item 8.  Financial Statements and Supplementary Data

(As amended October 17, 2001, to include signature on Report of Independent Auditors).

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


                                                   /s/ Ernst & Young LLP

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (As Amended October 17, 2001, to include Consent of Independent Auditors, Exhibit 23.1)

(a)      The following documents are filed as part of the report:

1.       Financial Statements.

         The following consolidated financial statements of SPACEHAB, Incorporated and its wholly owned and majority-owned subsidiaries and related notes, are set forth herein as indicated below.

                                                                     Page
                                                                     ----

         Report of Ernst & Young LLP, Independent Auditors ........    1
         Report of KPMG LLP, Independent Auditors..................    2
         Consolidated Balance Sheets ..............................    3
         Consolidated Statements of Operations ....................    4
         Consolidated Statements of Stockholders' Equity ..........    5
         Consolidated Statements of Cash Flows ....................    6
         Notes to Consolidated Financial Statements ...............    7

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