Form 10-Q
period 2001-09-30
SPACEHAB INC \WA\
filed 2001-11-08
CIK 1001907

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
        For the quarterly period ended...............September 30, 2001


                                      OR


         (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.


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


The number of shares of Common Stock outstanding as of the close of business on November 1, 2000:


        Class                           Number of Shares Outstanding
        -----                           ----------------------------
        Common Stock                              11,832,096


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.


                                                      Yes   X     No ______
                                                          ------

                    SPACEHAB, INCORPORATED AND SUBSIDIARIES
               SEPTEMBER 30, 2001 QUARTERLY REPORT ON FORM 10-Q


                               TABLE OF CONTENTS

PART 1 -  FINANCIAL INFORMATION                                                              Page
                                                                                             ----
 Item 1.  Unaudited Condensed Consolidated Financial Statements

          Unaudited Condensed Consolidated Balance Sheets as of September 30, 2001 and
          June 30, 2001                                                                         3

          Unaudited Condensed Consolidated Statements of Operations for the three months
          ended September 30, 2001 and 2000                                                     4

          Unaudited Condensed Consolidated Statements of Cash Flows for the
          three months ended September 30, 2001 and 2000                                        5

          Notes to Unaudited Condensed Consolidated Financial Statements                        6


 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                             9

 Item 3.  Quantitative and Qualitative Disclosure about Market Risk                            16

PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                                                     17

PART 1: FINANCIAL INFORMATION
Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SPACEHAB, INCORPORATED AND SUBSIDIARIES


                     Condensed Consolidated Balance Sheets

(In thousands, except share data)                                                September 30,       June 30,
                                                                                     2001              2001
                                                                                  (unaudited)
                                                                                --------------    -------------
                          ASSETS
Cash and cash equivalents                                                        $       1,716     $         34
Accounts receivable, net                                                                21,155           17,358
Prepaid expenses and other current assets                                                1,657            1,381
                                                                                --------------    -------------
     Total current assets                                                               24,528           18,773
Property, plant, and equipment, net of
  Accumulated depreciation and amortization
  of $66,365 and $63,580, respectively                                                 178,923          174,054
Goodwill, net of accumulated amortization of $3,749 and $3,500,
  respectively                                                                          21,098           21,347
Investment in Guigne, net                                                                1,800            1,800
Other assets, net                                                                        6,368            6,503
                                                                                --------------    -------------
     Total assets                                                                $     232,717     $    222,477
                                                                                ==============    =============
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Loans payable, current portion                                              $         264     $      3,459
     Revolving loan payable                                                              5,828            6,750
     Accounts payable & accrued expenses                                                22,248           21,023
     Accrued subcontracting services                                                     2,712            2,112
     Convertible notes payable to shareholder                                            7,860            7,860
     Deferred revenue                                                                   22,740           18,993
                                                                                --------------    -------------
          Total current liabilities                                                     61,652           60,197
Loans payable, net of current portion                                                      439            1,439
Deferred revenue                                                                         7,051            7,235
Convertible subordinated notes payable                                                  63,250           63,250
Construction loan payable                                                               12,442                -
                                                                                --------------    -------------
              Total liabilities                                                        144,834          132,121
Commitments and contingencies
Minority interest in consolidated subsidiary                                               750                -
Stockholders' equity:
     Series B Senior Convertible Preferred Stock (authorized 2,500,000 Shares, issued and outstanding 1,333,334 shares,
        liquidation preference of $12,000)                                              11,892           11,892
     Common stock, no par value, authorized
        30,000,000 shares, issued and outstanding
        11,832,096 and 11,528,145 shares, respectively                                  82,863           82,513
     Additional paid-in capital                                                             16               16
     Accumulated other comprehensive income                                               (723)               -
     Accumulated Deficit                                                                (6,915)          (4,065)
                                                                                --------------    -------------
          Total stockholders' equity                                                    87,133           90,356
                                                                                --------------    -------------
     Total liabilities and stockholders' equity                                  $     232,717     $    222,477
                                                                                ==============    =============

See accompanying notes to unaudited condensed consolidated financial statements.

                    SPACEHAB, INCORPORATED AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statements of Operations



(In thousands, except share data)                          Three Months
                                                        Ended September 30,
                                                        2001          2000
                                                    -----------   -----------
Revenue                                             $    22,292   $    26,966
Costs of revenue                                         19,866        22,524
                                                    -----------   -----------
Gross profit                                              2,426         4,442
                                                    -----------   -----------
Operating expenses:
     Selling, general and administrative                  4,936         5,930
     Research and development                                18           114
                                                    -----------   -----------
          Total operating expenses                        4,954         6,044
                                                    -----------   -----------
          Loss from operations                           (2,528)       (1,602)
Interest expense, net of capitalized interest            (1,435)         (812)
Interest and other income, net                            1,141           162
                                                    -----------   -----------
     Loss before income taxes                            (2,822)       (2,252)
Income tax (expense) benefit                                (28)          772
                                                    -----------   -----------
     Net loss                                       $    (2,850)  $    (1,480)
                                                    ===========   ===========
Basic loss per share:
Net loss per share - basic                          $     (0.24)  $     (0.13)
                                                    ===========   ===========
Shares used in computing net
     loss per share - basic                          11,647,709    11,345,353
                                                    ===========   ===========
Diluted loss per share:
Net loss per share - diluted                        $     (0.24)  $     (0.13)
                                                    ===========   ===========
Shares used in computing net
     loss per share - diluted                        11,647,709    11,345,353
                                                    ===========   ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                    SPACEHAB, INCORPORATED AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)                                                       Three Months Ended September 30,
                                                                          2001              2000
                                                                    ---------------  ----------------
Operating activities:
  Net loss                                                           $       (2,850)  $        (1,480)
  Adjustments to reconcile net loss to
    net cash provided by (used for) operating activities:
    Gain on sale of property and equipment                                   (1,096)                -
    Depreciation and amortization                                             3,427             2,290
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                             (2,375)           13,456
      Increase in prepaid expenses and other current assets                    (276)             (187)
      Decrease (increase) in other assets                                       (28)           (1,331)
      Increase (decrease) in deferred flight revenue                          3,563            (4,135)
      Decrease in accounts payable and
        Accrued expenses                                                       (693)           (1,204)
      Increase in accrued subcontracting services                               600               324
                                                                    ---------------  ----------------
          Net cash provided by operating activities                             272             7,733
                                                                    ---------------  ----------------
Investing activities:
  Payments for flight assets under construction                                (971)           (4,793)
  Payments for building under construction                                   (5,868)           (2,028)
  Purchases of property, equipment and leasehold improvements                   (36)             (745)
  Cash received from sale of property and equipment                             583                 -
                                                                    ---------------  ----------------
          Net cash used for investing activities                             (6,292)           (7,566)
                                                                    ---------------  ----------------
Financing activities:
  Payment of loan payable                                                    (3,861)             (870)
  Payment of note payable under credit agreement                               (333)             (333)
  Proceeds from issuance of common stock                                        349               121
  (Repayment) proceeds of revolving line of credit                             (922)              150
  Proceeds from investment in SMI                                               750                 -
  Proceeds from construction loan                                            11,719                 -
                                                                    ---------------  ----------------
          Net cash provided by (used for) financing activities                7,702              (932)
                                                                    ---------------  ----------------
          Net change in cash and cash equivalents                             1,682              (765)
Cash and cash equivalents at beginning of period                                 34             6,949
                                                                    ---------------  ----------------
Cash and cash equivalents at end of period                           $        1,716   $         6,184
                                                                    ===============  ================

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and subsidiaries ("SPACEHAB" or the "Company") as of September 30, 2001, and the results of their operations and cash flows for the three month periods ended September 30, 2001 and 2000. However, the consolidated financial statements are unaudited, and do not include all related footnote disclosures. Certain amounts presented for prior periods have been reclassified to conform with the fiscal year 2002 presentation.

The consolidated results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year. The Company's results of operations have fluctuated significantly from quarter to quarter (see note 3). The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements appearing in the Company's Form 10-K for the year ended June 30, 2001.

2. Earnings per Share

The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended September 30, 2001 and 2000:

      (in thousands except per share data)             Basic         Diluted
                                                       -----         -------

      September 30, 2001
      Net loss                                     $     (2,850)  $     (2,850)
      Weighted average outstanding common shares     11,647,709     11,647,709
      ------------------------------------------------------------------------

      September 30, 2000
      Net loss                                     $     (1,480)  $     (1,480)
      Weighted average outstanding common shares     11,345,353     11,345,353
      ------------------------------------------------------------------------


Convertible notes payable outstanding as of September 30, 2001, convertible into 4,642,202 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the three months ended September 30, 2001 and 2000, as the inclusion of the converted notes would be anti-dilutive for these periods.

Options and warrants to purchase 3,156,143 shares of common stock, at prices ranging from $2.31 to $24.00 per share, were outstanding as of September 30, 2001 but were not included in the computation of diluted EPS because the options and warrants exercise prices were greater than the average market price of the common shares during the three months ended September 30, 2001. The options expire between October 11, 2001 and July 23, 2011.

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

3. Revenue Recognition

Under the Research and Logistics Mission Support ("REALMS") contract and for new contract awards for which the capability to successfully complete the contract can be reasonably assured and the costs at completion can be reliably estimated at contract inception, revenue is recognized under the percentage-of-completion method. The percentage-of-completion method allows the Company to report revenue based on costs incurred on a per mission basis over the period of that mission. The percentage of completion method results in the recognition of revenue over the period of contract performance. With respect to the FCSD cost- plus award and incentive fee contract, Johnson Engineering Corporation's ("JE") revenue is recognized based on costs incurred plus a proportionate amount of estimated fee earned. Award fees, which provide earnings based on the Company's contract performance as determined by the National Aeronautics and Space Administration ("NASA") evaluations, are recorded when the amounts can be reasonably estimated, or are awarded. Changes in estimated costs to complete and estimated amounts recognized as award fees are recognized in the period they become known. Revenue provided by the Astrotech payload processing facilities is billed and recognized on a quarterly basis under the terms of its existing long term contracts.

4. Statements of Cash Flows - Supplemental Information

(a) Cash paid for interest costs was $0.9 million and $0.5 million for the three months ended September 30, 2001 and September 30, 2000, respectively. The Company capitalized interest of approximately $0.4 million and $1.1 million during the three months ended September 30, 2001 and 2000, respectively.

(b) The Company paid no income taxes during the three months ended September 30, 2001 and September 30, 2000.

5. Credit Facilities

In June 1997, the Company signed an agreement with a financial institution securing a $10.0 million revolving line of credit (the "Revolving Line of Credit") that the Company may use for working capital purposes. As of August 8, 2000, $4.5 million was drawn on the line of credit. On August 9, 2000, the Company entered into a $15 million revolving credit facility with a different financial institution, which provides a working capital line of credit with a letter of credit sub-limit of $10.0 million (the "New Credit Facility"). This New Credit Facility replaced the $10 million Revolving Line of Credit. Certain assets of the Company collateralize the new credit facility. The term of the new agreement was through August 2003. In conjunction with the Astrotech Financing, discussed below, of its satellite processing facility in Titusville, Florida in August 2001, the terms of the New Credit Facility have been amended. Space Media, Inc. is no longer a party to the New Credit Facility and the maximum amount allowable to be drawn under the Credit Facility has been reduced to $6.5 million. On October 24, 2001 the New Credit Facility was further amended. New covenants were established and the term of the agreement was revised to July 31, 2002 with a reduction in the maximum amount allowable to be drawn under the Credit Facility to $3.0 million in May 2002. As of September 30, 2001, $5.8 million was drawn on the New Credit Facility.

In July 1997, Astrotech obtained a five-year term loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB, and provides for loans of up to $15.0 million for general corporate purposes and equipment financing. In conjunction with the Astrotech financing of its satellite processing facility in Titusville, Florida in August 2001, approximately $3.1 million of the Term Loan Agreement was repaid. As of September 30, 2001, the Company had loans payable of $0.4 million related to equipment financing at the Company's JE subsidiary.

In December 1998, the Company amended its agreement with Alenia Spazio S.P.A ("Alenia") relative to the subordinated convertible notes payable to shareholder with an outstanding balance of $11.9 million. In consideration for a payment of $4.0 million, Alenia agreed to reduce the annual interest rate from 12 percent to 10 percent on the outstanding balance as of January 1, 1999, and the interest payment due for the quarter ended December 31, 1998, was waived resulting in an effective interest rate of 8.75 percent. The maturity date of this debt was August 1, 2001 and was subsequently extended to November 15, 2001 to provide for completion of a restructuring agreement. The Company has entered into an agreement with Alenia to restructure the terms of this debt to provide for a $3.0 million payment on December 31, 2001 and repayment of the remaining principal over an extended period. A binding term sheet has been executed by both parties. Documentation of this new agreement is expected to be completed by November 15, 2001. The revised agreement provides for a payment of $3.0 million on December 31, 2001 and quarterly amortization of the remaining principal beginning March 2002 through December 2003. As of September 30, 2001, the principal balance of this loan of $7.9 million is classified as a current liability. Upon completion of the restructured, note $4.2 million of the debt will remain as a current liability and $3.7 million will be classified to long term liabilities.

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

On August 30, 2001, SPACEHAB's Astrotech subsidiary completed a $20 million financing of its satellite processing facility expansion project in Titusville, Florida with a financial institution. The proceeds of this financing are to be used to complete the construction of the payload processing facility and supporting infrastructure. The loan is collaterized primarily by the multi year payload processing contracts with Boeing and Lockheed Martin and the satellite processing facility. Interest accrues on the outstanding principal balance at a LIBOR-based rate, adjustable quarterly. The loan is payable on January 15, 2011. In conjunction with this financing, a swap agreement was entered into to provide for a fixed rate of interest under the loan commitment beginning January 2002. For the three months ended September 30, 2001, $11.7 million was drawn on the loan.


6. Asset Sales

On November 30, 2000, Astrium entered into an agreement with the Company to purchase the Company's Integrated Cargo Carrier ("ICC") and Vertical Cargo Carrier ("VCC") flight assets. The total purchase price of $15.4 million is comprised of both cash and services payments. The transaction will occur in two phases. The first phase is for the purchase of the ICC assets and the second phase is for the purchase of the VCC assets. Phase one of the transactions was completed during the three months ended March 31, 2001. SPACEHAB has entered into an agreement with Astrium to lease these assets for a period of four years with two additional four-year options.

On August 2, 2001, SPACEHAB'S Astrotech subsidiary sold the assets of its Oriole sounding rocket program and related property for approximately $1.2 million to DTI Associates, of Arlington, Virginia. The sale, effective July 26, 2001, turns over all physical and intellectual property assets of Astrotech's sounding rocket program, including the design of the Oriole Rocket, except for those assets required for Astrotech to fulfill the terms of an agreement with an existing customer. The terms of the sale are as follows: an initial cash payment at closing, five equal monthly payments beginning September 2001 and a promissory interest bearing note, secured by the Astrotech Sounding Rocket Program intellectual property, due July 26, 2002. Astrotech has recorded a gain of approximately $1.1 million on the sale.

On August 9, 2001, SPACEHAB's Johnson Engineering (JE) Subsidiary sold its Filter Housing Machining operations assets and technology for approximately $850,000 to Clear Lake Industries Holdings LLC ("CLI"), a company recently formed by W.T. Short, retired SPACEHAB Senior Vice President for JE. The sale was effective July 1, 2001. The terms of the sale are as follows: an initial cash payment at closing and an interest-bearing note due June 29, 2006. The sale was recorded at book value.


7. Segment Information

Based on its organization, the Company currently operates in four major business segments: SPACEHAB, now designated Flight Services for Company management reporting, JE, Astrotech and Space Media, Inc. ("SMI"). Flight Services was founded to commercially develop space habitat modules and carriers that operate in the cargo bay of the Space Shuttles. Flight Services provides a turnkey service that includes access to the modules and carriers and provides integration and operations support services for both NASA and commercial customers. JE is primarily engaged in providing engineering services and products to the Federal Government and NASA, primarily under the Flight Crew System Development ("FCSD") Contract. Astrotech provides payload processing facilities to serve the satellite manufacturing and launch services industry. Astrotech currently provides launch site preparation facilities for flight ready satellites of major U.S. space launch companies and satellite manufacturers. SMI was established in April 2000, to develop space themed commercial business activities. The All Other segment, established this fiscal year, includes start up business units, which are expected to provide services to the Federal Government and NASA.

The Company's chief operating decision maker utilizes both revenue and income before taxes, including allocated interest based on the investment in the segment, in assessing performance and making overall operating decisions and resource allocations. As such, other income or expense items including taxes and corporate overhead have not been allocated to the various segments.


     (in thousands)
     Three Months Ended September 30, 2001

                                        Pre-Tax         Net       Depreciation
                                         Income        Fixed           And
                            Revenue      (loss)        Assets     Amortization
                          ----------------------------------------------------
     Flight Services       $  9,602    $  (3,537)    $  133,577     $    2,664
     Johnson Engineering     10,175          402          2,034            391
     Astrotech                2,246        1,637         43,259            224
     SMI                        124         (596)            53             83
     All other                  145         (728)             -              -
                          ----------------------------------------------------
                           $ 22,292    $  (2,822)    $  178,923     $    3,362
                          ====================================================


     Three Months Ended September 30, 2000

                                        Pre-Tax         Net       Depreciation
                                         Income        Fixed           And
                            Revenue      (loss)        Assets     Amortization
                          ----------------------------------------------------
     Flight Services       $ 11,181    $     122     $  134,424     $    1,462
     Johnson Engineering     14,629          (27)         3,469            433
     Astrotech                1,111       (1,029)        29,010            246
     SMI                         45       (1,318)             -              8
                          ----------------------------------------------------
                           $ 26,966    $  (2,252)    $  166,903     $    2,149
                          ====================================================


8. Investment in SMI

Pursuant to agreements entered into as of September 27, 2001, eScottVentures II, LLC, of Melbourne, Florida, purchased 5,914,826 newly issued shares of SMI's Series A redeemable, convertible preferred stock for $750,000. eScottVentures II has assumed a seat on SMI's board of directors along with its equity stake. SPACEHAB's ownership in Space Media, Inc. has been reduced to approximately 51% as a result of eScottVentures II equity investment.

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

SPACEHAB's Flight Services business segment provides a turnkey service that includes access to the modules and carriers and provides integration and operations support services to NASA and commercial customers. Astrotech currently provides launch site preparation of flight-ready satellites to major U.S. space launch companies and satellite manufacturers. JE is primarily engaged in providing engineering services and products to the federal government, primarily NASA, under both prime contracts and subcontracts. JE also provides engineering fabrication services to commercial customers. These services include designing and fabrication of space flight hardware, mockups and museum exhibits. On April 11, 2000, the Company announced the formation of Space Media, Inc. ("SMI"), a majority-owned subsidiary that intends to create proprietary space-themed content for education and commerce. During the year ended June 30, 2001, SMI's activities were refocused primarily to develop content for the STARS Academy(tm), corporate promotion and advertising opportunities and offering a library of content that can be redistributed through various media channels. The STARS Academy is a global education program offering students a scientific, cultural and social adventure across the earth, into the oceans and aboard the International Space Station. SMI offers retail products associated with the STARS Academy. The STARS Academy program currently is planning to launch student-designed experiments on a Space Shuttle mission during calendar year 2002 for schools in Australia, Canada, China, Israel, Japan, Singapore, Thailand, and the United States. During the year ended June 30, 2000, SMI acquired The Space Store, an online retail operation, anticipating that e-commerce is expected to be an integral part of its Internet business. The Space Store currently offers an assortment of space-related products though its Space Store website, www.spacestore.com.
                     ------------------

The Company currently operates under two significant contracts with NASA: (1) the REALMS Contract, currently a $160.3 million firm fixed price contract for Space Shuttle system and ISS research and logistics services that commenced in December 1997 with a period of performance through December 2003; and (2) the Flight Crew Systems Development Contract ("FCSD Contract") currently a $366.6 million multitask cost-plus-award and incentive-fee contract, that commenced in May 1993 and was scheduled to conclude in April 2001. NASA has exercised its option to extend certain tasks for an additional year through April 2002.

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

The REALMS contract also provides SPACEHAB with an opportunity to significantly increase its revenue through commercial sales of a portion of the payload capacity on each research or logistics mission. The current commercial value of this commercial capacity is approximately $38.0 million.

The first mission under the REALMS contract, STS-95, which carried Senator John Glenn back into space, was completed in October 1998. The second, third, fourth and fifth missions, which were logistics missions to the ISS, were flown in May 1999 (STS-96), May 2000 (STS-101), September 2000 (STS-106) and August 2001
(STS-105). The remaining missions currently under the REALMS contract, STS-107 and STS-122, research missions, are currently scheduled to fly in June 2002 and July 2004, respectively. NASA has recently notified SPACEHAB that it intends to exercise its option for two logistics missions utilizing both a SPACEHAB pressurized module and the ICC within the next few months.

SPACEHAB also has a $17.4 million contract directly with The Boeing Company ("Boeing"), NASA's prime contractor for ISS development and assembly, for an ISS logistics mission, STS-102 (ICC mission) that flew in March 2001 and a deployable ICC mission on flight STS-113 that is scheduled to fly in August 2002.

During the year ended June 30, 2000, Astrotech completed negotiations of long-term extensions to payload processing contracts with its two largest customers, Boeing and Lockheed Martin. Astrotech received a six-year contract from Lockheed Martin for Atlas V payload processing (with options through 2010) and a ten-year contract from Boeing for Delta IV payload processing. Lockheed Martin exercised one of its available five, one-year extensions during the period ended March 31, 2001. The minimum revenue commitments under these contracts combined is $85 million over 10 years.

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

JE generates revenue primarily from its multi-year cost plus award and incentive-fee contract with NASA. JE's flight crew support services include operations, training and fabrication of mockups at NASA's Neutral Buoyancy Laboratory, and at NASA's Space Vehicle Mockup Facility ("SVMF"), where astronauts train for both Space Shuttle and International Space Station missions. JE also designs and fabricates flight hardware, provides crew operations and stowage integration support, human systems engineering support and is also responsible for configuration management support to the ISS Program Office. With respect to the FCSD cost-plus award and incentive fee contract, Johnson Engineering Corporation's ("JE") revenue is recognized based on costs incurred plus a proportionate amount of estimated fee earned. Award fees, which provide earnings based on the Company's contract performance as determined by the National Aeronautics and Space Administration ("NASA") evaluations, are recorded when the amounts can be reasonably estimated, or are awarded. Changes in estimated costs to complete and estimated amounts recognized as award fees are recognized in the period they become known. JE is also generating commercial revenue under both fixed price and time and material contracts.

Astrotech revenue is derived from various multi-year fixed price contracts with satellite and launch vehicle manufacturers. The services and facilities Astrotech provides to its customers support the final assembly, checkout and countdown functions associated with preparing a satellite for launch. This preparation includes: the final assembly and checkout of the satellite, installation of the solid rocket motors, loading of the liquid propellant, encapsulation of the satellite in the launch vehicle, transportation to the launch pad and command and control of the satellite during pre-launch countdown. Revenue provided by the Astrotech payload processing facilities is billed and recognized on a quarterly basis under the terms of its existing long term contracts. In addition, Astrotech generates revenue from an exclusive multi-year agreement to process all Sea Launch program payloads at the Sea Launch facility in Long Beach, California.

Space Media, Inc. generated a nominal amount of revenue for the period ended September 30, 2001 primarily through its wholly owned subsidiary, The Space Store, an online retail business, from the sale of space-related products.

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


RESULTS OF OPERATIONS

For the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

Revenue.  Revenue decreased by 17% to approximately $22.3 million as compared to
-------
approximately $27.0 million for the three months ended September 30, 2001 and 2000, respectively. For the three months ended September 30, 2001 revenue of $9.6 million was recognized from the REALMS Contract with NASA and with related commercial customers, $10.2 million from JE primarily under the FCSD Contract, $2.2 million from Astrotech, $124,000 from SMI, primarily from the Space Store and $145,000 of miscellaneous revenue. In contrast, for the three months ended September 30, 2000 revenue of $11.2 million was recognized from the REALMS Contract with NASA and with related commercial customers, $14.6 million from JE under the FCSD Contract, $1.1 million from Astrotech, and $45,000 from SMI. The decrease in revenue under the REALMS contract and related commercial customers is primarily attributable to mission STS-106, which was added to the contract in the fourth quarter of fiscal year 2000 and flew in September 2000. STS-106 had common costs with STS-101 and therefore more revenue could be recognized on a nominal increase in costs. Revenue at JE decreased due to the deletion of various tasks, primarily flight hardware, when the FCSD contract was modified in structure. Astrotech's revenue increase is due primarily due to the structure of the multi year contracts with its two largest customers, Boeing and Lockheed, whereby revenue is billed and recognized on a quarterly basis.

Costs of Revenue.  Costs of revenue for the three months ended September 30,
-----------------
2001 decreased by 12% to $19.9 million, as compared to $22.5 million for the prior year's quarter. For the three months ended September 30, 2001, integration and operations costs for the REALMS and related commercial customer contracts were $6.9 million, $9.1 million for JE, $0.9 million for Astrotech payload processing, $201,000 for SMI and $244,000 related to miscellaneous revenue. Cost of revenue also includes $2.5 million of depreciation expense. In contrast, for the three months ended September 30, 2000, integration and operations costs for the REALMS and related commercial customer contracts were $6.8 million, $13.2 million for JE, $1.1 million for Astrotech payload processing, $29,000 for SMI and $1.4 million of depreciation expense. Integration and operations costs for the REALMS and related commercial customer contracts remained essentially unchanged for the two periods although more revenue could be recognized in the prior year on the similar costs due the increased gross margin of STS-106. JE's costs decreased due to the deletion of various tasks, primarily flight hardware, when the FCSD contract was modified in structure. Astrotech's costs decreased slightly from the three months ended September 30, 2000. The increase in costs of revenue for SMI relates to the costs associated with the STARS Academy program. The increase in depreciation expense is primarily related to the completion of the Research Double Module ("RDM") at the end of December 2000.

Operating Expenses.  Operating expenses decreased approximately 18% to
------------------
approximately $5.0 million for the three months ended September 30, 2001 as compared to approximately $6.0 million for the three months ended September 30, 2000. Selling, general and administrative expenses decreased as compared to the same period last year primarily due to refocusing efforts of SMI. SMI's expenses decreased approximately $0.8 million for the three months ended September 30, 2001 as compared to the same period last year. Other reductions in selling, general and administrative expenses of approximately $0.2 million are primarily attributable to cost reductions instituted during the last half of the fiscal year ended June 30, 2001.

Research and development expenses decreased approximately $0.1 million for the three months ended September 30, 2001 as compared to the comparable period last year due to the Company's emphasis on completing existing assets in progress and limiting new investments in research and development.

Interest and Other Expense.  Interest expense was approximately $1.4 million for
---------------------------
the three months ended September 30, 2001 and approximately $0.8 million for the three months ended September 30, 2000. There was also approximately $0.4 million and $1.1 million of interest capitalized for the quarters ended September 30, 2001 and 2000, respectively. For the three months ended September 30, 2001, interest was capitalized based on the additional facility being constructed by Astrotech. For the three months ended September 30, 2000, interest was capitalized based on the construction of the Company's modules and additional facility being constructed by Astrotech.

Interest and Other Income.  Interest and other income was approximately $1.1
-------------------------
million for the three months ended September 30, 2001 and $0.2 million for the three months ended September 30, 2000. The Company recorded a gain of approximately $1.1 million on the sale of the Oriole Sounding Rocket assets during the three months ended September 30, 2001. Interest income is earned on the Company's short-term investments.

Income Taxes.  Based on the Company's projected taxable status for fiscal year
-------------
2002, the Company recorded a tax expense of $28,000 for the quarter ended September 30, 2001, as compared to $0.8 million tax benefit for the quarter ended September 30, 2000.

Net Loss.  The net loss for the quarter ended September 30, 2001 was
---------
approximately ($2.9) million or ($.24) per share (basic and diluted EPS) on 11,647,709 shares as compared to a net loss of ($1.5) million or ($0.13) per share (basic and diluted EPS) on 11,345,353 shares for the quarter ended September 30, 2000.


Liquidity and Capital Resources

During December 1995, SPACEHAB completed an initial public offering of Common Stock (the "Offering"), which provided the Company with net proceeds of approximately $43.5 million.

In June 1997, the Company signed an agreement with a financial institution securing a $10.0 million revolving line of credit (the "Revolving Line of Credit") that the Company may use for working capital purposes. As of June 30, 2000, $4.5 million was drawn on the line of credit, which expired on August 31, 2000. On August 9, 2000, the Company entered into a $15 million revolving credit facility with a different financial institution, which provides a working capital line of credit with a letter of credit sub-limit of $10.0 million (the "New Credit Facility"). This New Credit Facility replaced the $10 million Revolving Line of Credit. Certain assets of the Company collateralize the new credit facility. The term of the new agreement is through August 2003. As of September 30, 2001, $5.8 million was drawn on the New Credit Facility. In conjunction with the Astrotech Financing of its satellite processing facility in Titusville, Florida in August 2001, the terms of the New Credit Facility have been amended. Space Media, Inc. is no longer a party to the New Credit Facility and the maximum amount allowable to be drawn under the Credit Facility has been reduced to $6.5 million. On October 24, 2001 the New Credit Facility was further amended. New covenants were established and the term of the agreement was revised to July 31, 2002 with a reduction in the maximum amount allowable to be drawn under the Credit Facility to $3.0 million in May 2002. As of September 30, 2001, $5.8 million was drawn on the New Credit Facility.

In July 1997, Astrotech obtained a five-year term loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB, and provides for loans of up to $15.0 million for general corporate purposes and equipment financing. In conjunction with the Astrotech financing of its satellite processing facility in Titusville, Florida in August 2001, $3.1 million of the Term Loan Agreement was repaid. As of September 30, 2001, $0.4 million was outstanding under the Term Loan Agreement.

On October 21, 1997, the Company completed a private placement offering of convertible subordinated notes payable (the "Notes Offering"), which provided the Company with net proceeds of approximately $59.9 million which has been used, in part, for capital expenditures associated with the development and construction of space related assets, the purchase of JE on July 1, 1998, and for general corporate purposes. In December 1998, the Company amended its agreement with Alenia Spazio S.p.A ("Alenia") relative to the subordinated convertible notes payable to Alenia with an outstanding balance of $11.9 million. In consideration for a payment of $4.0 million, Alenia agreed to reduce the annual interest rate from 12 percent to 10 percent on the outstanding balance as of January 1, 1999, and the interest payment due for the quarter ended December 31, 1998, was waived resulting in an effective interest rate of
8.75 percent. As of September 30, 2001, the Company had an outstanding balance due of $7.9 million. The maturity date of this debt was extended from August 1, 2001 to November 15, 2001. On October 29, 2001, the Company entered into an agreement with Alenia to restructure the terms of this debt to provide for a $3.0 million payment on December 31, 2001 and repayment of the principal over an extended period. Both parties have executed a binding term sheet. Documentation of this new agreement is expected to be completed by November 15, 2001 to provide for completion of a restructuring agreement. The revised agreement provides for a payment of $3.0 million on December 31, 2001 and quarterly amortization of the remaining principal beginning March 2002 through December 2003. As of September 30, 2001, the principal balance of this loan is $7.9 million. When documentation has been completed, $4.2 million of the debt will be classified as current and $3.7 million as long term.

On August 2, 1999, Astrium GmbH ("Astrium"), a related party, a shareholder, purchased an additional $12.0 million equity stake in SPACEHAB representing 1,333,334 shares of Series B Senior Convertible Preferred Stock. Under the agreement, Astrium, a related party, purchased all of SPACEHAB's 975,000 authorized and unissued shares of preferred stock. At the Annual Meeting of stockholders held on October 14, 1999, the shareholders approved the proposal to increase the number of authorized shares of preferred stock to 2,500,000, in order to complete the transaction with Astrium, a related party, allowing them to purchase the additional 358,334 preferred shares. The preferred stock purchase increased Astrium's, a related party, investment voting interest in SPACEHAB to approximately 11.5 percent. The Series B Senior Convertible Preferred Stock is: convertible at the holders' option on the basis of one share of preferred stock for one share of common stock, entitled to vote on an "as converted" basis the equivalent number of shares of common stock and has preference in liquidation, dissolution or winding up of $9.00 per preferred share. No dividends are payable on the convertible preferred shares.

Cash Flows From Operating Activities. Cash provided by operations for the three months ended September 30, 2001 and 2000 was $272,000 and $7.7 million, respectively. For the three months ended September 30, 2001, the significant items affecting cash provided by operating activities were primarily the result of depreciation and amortization of $3.4 million, increase in deferred revenue of $3.6 million primarily for equitable adjustment payments received for STS-107 which partially offset by the increase in accounts receivable of $2.4 million. In addition, the Company recorded a $1.1 million gain on the sale of property and equipment relating to the Astrotech sounding rocket sale and the sale of equipment to Clear Lake Industries. For the three months ended September 30, 2000, the significant items affecting cash provided by operating activities was the decrease in accounts receivable by $13.5 million due to collection of receivables for the STS-101 and STS-106 missions. Other assets increased by $1.3 million primarily due to the tax benefit accrued for the current quarter. Deferred flight revenue decreased by $4.1 million due to recognition of all deferred revenue on STS-106, which flew in September 2000.

Cash Flows Used in Investing Activities. For the three months ended September 30, 2001 and 2000, cash flows used in investing activities were $6.3 million and $7.6 million, respectively. For the three months ended September 30, 2001 $5.9 million was used for the construction of Astrotech's facility expansion in Florida. In addition, $1.0 million was spent on various flight assets including the Enterprise Module. The Company received $0.6 million in cash proceeds from the sale of the Oriole sounding rocket assets and the equipment sold to Clear Lake Industries. For the three months ended September 30, 2000, cash flows used in investing activities were primarily used for, $2.0 million for ongoing construction of Astrotech's payload processing facility, and $4.8 million for construction of flight assets, primarily the RDM which was to be completed in the first half of the fiscal year, and the Enterprise/TM/ module.

Cash Flows From Financing Activities. For the three months ended September 30, 2001 and 2000, cash flows provided by (used for) financing activities were $7.7 million and ($0.9) million, respectively. For the three months ended September 30, 2001 the Company paid $3.9 million of the loan payable, $3.1 million of which was in conjunction with the Astrotech financing. The Company received $11.7 million relative to the Astrotech financing and paid $5.1 million of obligations under various credit agreements and the revolving line of credit and received $0.8 million in the form of external equity investment in SMI. For the three months ended September 30, 2000, the significant change in cash used for financing activities was that the Company made payments of approximately $1.2 million on the loan payable and note payable.

The Company's liquidity has been constrained over the past fiscal year. A significant portion of this constraint arose from funding of new operations and assets to support future Company growth and construction of the new Astrotech Florida facility prior to obtaining external financing. In addition, the Company was committed to capital investments to complete certain flight assets.

Due to changes in the external markets, the Company reevaluated its strategy. Beginning in the third quarter of the fiscal year ended June 30, 2001, management began an aggressive multi-faceted plan to improve the Company's financial position and liquidity. This plan included the following components:
i) completing the external financing for the new facility required to support operations at Astrotech's Florida location; ii) reducing operating costs and establishing an operating plan for fiscal year 2002 which provides for sufficient cash flow to support efficient operations; iii) renegotiating the terms and conditions of the revolving line of credit; iv) limiting cash commitments for future capital investments and new asset development; v) restructuring the repayment of certain debts maturing in fiscal year 2002; vi) divesting non-core assets; vii) obtaining external investor funding for its Space Media subsidiary; viii) completing negotiations for certain contract equitable adjustments due to the Company under it long-term services contract with NASA; and ix) improving the overall liquidity of the Company. Management anticipates that this strategy will generate sufficient additional liquidity to support its operations and satisfy its debt obligations.

Under this plan, the Company undertook extensive efforts to reduce cash required for both operations and capital investments. Specifically, the Company took steps to reduce overhead beginning in the third quarter of the fiscal year 2001 and reduced its workforce by approximately 10%. The Company's fiscal year 2002 operating plan will continue to realize efficiencies from these actions. In August 2001, Astrotech completed documentation and obtained $20 million of financing for the expansion of its payload processing facilities. The financing provides funds for completion of the facility construction as well as a return of approximately $7.7 million of previously invested working capital of the Company. The Company used approximately $3.1 million of these working capital funds to repay an existing obligation under Astrotech's credit facility. Additionally, the Company completed planned divesting of non-core assets. Development and construction of new assets is currently limited to those assets required to fulfill existing commitments under contracts.

Under this plan, the Company refocused the scope of SMI's operations on near term initiatives in order to maximize the potential return of capital invested to date in SMI. Pursuant to agreements entered into as of September 27, 2001, the Company received $750,000 from an investor to fund future operations of SMI in exchange for equity in SMI. As a result, the Company's ownership interest in SMI has been reduced to approximately 51%.

On October 24, 2001, the Company completed negotiations with its senior lender to revise the terms and conditions of the New Credit Facility. The revised terms and conditions provide for new covenants, a maturity date of July 31, 2002 on the facility and a reduction in the loan value to $3.0 million in May 2002. The Company is in compliance with all terms and conditions of the New Credit Facility.

The Company completed negotiations on October 29, 2001 with Alenia to restructure its existing obligation. The revised agreement provides for a payment of $3.0 million on December 31, 2001 and quarterly amortization of the remaining principal beginning March 2002 through December 2003.

The Company continues its efforts to secure the remaining portion of contract funding on the equitable adjustment due under its contract with NASA. Management of the Company has completed negotiations with NASA for the balance of contract funding on the equitable adjustment and is awaiting final approval of the contract modification. Final approval is expected to occur in November 2001.

The Company's plans indicate that all cash generated from operations during the next fiscal year will be used to fund operations and reduce existing debt. During the three months ended September 30, 2001, the Company has repaid approximately $5.1 million of obligations under various credit agreements and the revolving line of credit.

The Company believes that cash flows from operations, funds provided from its Astrotech expansion financing, borrowings under the New Credit Facility and spending reductions related to discretionary capital expenditures and other expenses will be sufficient to enable the Company to meet its cash requirements for the next twelve months.

As discussed above, management has implemented and completed a majority of the plan begun in the third quarter of the fiscal year 2001 and expects that it will be successful in accomplishing the remaining items of the plan; however, no assurance can be given that the Company will be successful in achieving the remaining goals. If the Company is unable to complete its strategy, cash flow may be insufficient to cover the Company's operating and debt service requirements in fiscal year 2002.

Recent Accounting Pronouncements
--------------------------------

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." The Statement eliminates the requirement to amortize costs in excess of net assets acquired (goodwill) under the purchase method of accounting, and sets forth a new methodology for periodically assessing and, if warranted, recording impairment of goodwill. Early adoption of this standard is permitted July 1, 2001, however, the Company did not adopt the new standard early. The Company will be required to adopt the new rules effective July 1, 2002. The elimination of amortization of goodwill is expected to increase earnings by approximately $1.0 million. The Company will analyze and assess the impairment provisions of the new Statement, but has not yet determined the impact, if any, of the adoption of those provisions.


ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

SPACEHAB's primary exposure to market risk relates to interest rates. SPACEHAB's financial instruments which are subject to interest rate risk principally include the New Credit Facility, the Term Loan Agreement and fixed rate long-term debt. SPACEHAB's long-term debt obligations are generally not callable until maturity. On August 30, 2001 SPACEHAB's Astrotech Space Operations, Inc. subsidiary completed a financing for a building under construction. In conjunction with this financing, a swap agreement was entered into to provide for a fixed rate of interest under the loan commitment beginning January 2002. The value of the swap agreement declined by approximately $723,000 during the three months ended September 30, 2001 due to declines in the market rate of interest. SPACEHAB does not use any other interest rate swaps or derivative financial instruments to manage its exposure to fluctuations in interest rates.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     NONE

ITEM 2.  CHANGES IN SECURITIES

     NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5.  OTHER INFORMATION

     NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The separate Index to Exhibits accompanying this filing is incorporated herein by reference.

            Exhibit No.               Description of Exhibits
            -----------               -----------------------
            21.                       Subsidiaries of the Registrant

            10.114                    Credit agreement dated as of August 30,
                                      2001 by and between Astrotech Florida
                                      Holdings, Inc. and SouthTrust Bank.

            10.115                    Third Amendment to Financing and Security
                                      Agreement, dated as of October 24, 2001 by and among Bank of America, N.A. and the Company, Johnson Engineering Corporation and Astrotech Space Operations, Inc.

     (b)  Reports on Form 8-K.


                                      None

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SPACEHAB, INCORPORATED


Date: November 8, 2001                    /s/ Julia A. Pulzone
                                          --------------------------------------
                                          Julia A. Pulzone
                                          Senior Vice President, Finance
                                          And Chief Financial Officer


                                          /s/ Michael E. Kearney
                                          --------------------------------------
                                          Michael E. Kearney
                                          President and Chief Operating Officer