Form 10-Q
period 2001-12-31
SPACEHAB INC \WA\
filed 2002-02-12
CIK 1001907

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
             For the quarterly period ended.......December 31, 2001

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

The number of shares of Common Stock outstanding as of the close of business on January 31, 2002:

           Class                            Number of Shares Outstanding
           -----                            ----------------------------
           Common Stock                            11,970,618

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes  X      No _____
                                                               ----

                     SPACEHAB, INCORPORATED AND SUBSIDIARIES
                 DECEMBER 31, 2001 QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

  PART 1 -   FINANCIAL INFORMATION                                                               Page
                                                                                                 ----
  Item 1.    Unaudited Condensed Consolidated Financial Statements

             Unaudited Condensed Consolidated Balance Sheets as of December 31, 2001 and
             June 30, 2001                                                                          3

             Unaudited Condensed Consolidated Statements of Operations for the three and six
             months ended December 31, 2001 and 2000                                                4

             Unaudited Condensed Consolidated Statements of Cash Flows for the six
             months ended December 31, 2001 and 2000                                                5

             Notes to Unaudited Condensed Consolidated Financial Statements                         6


  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                             11

  Item 3.    Quantitative and Qualitative Disclosure about Market Risk                             18

 PART II -   OTHER INFORMATION

  Item 4.    Submission of Matters to a Vote of Security Holders                                   19

  Item 6.    Exhibits and Reports on Form 8-K                                                      20

PART 1:  FINANCIAL INFORMATION
Item 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SPACEHAB, INCORPORATED AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

(In thousands, except share data)                                                     December 31,      June 30,
                                                                                          2001            2001
                                                                                       (unaudited)
                                                                                     --------------    ----------
                                  ASSETS

Cash and cash equivalents                                                            $    2 ,737       $       34
Accounts receivable, net                                                                  11,621           17,358
Prepaid expenses and other current assets                                                    885            1,381
                                                                                     -----------       ----------
     Total current assets                                                                 15,243           18,773
Property, plant, and equipment, net of
  Accumulated depreciation and amortization
  of $69,784 and $63,580, respectively                                                   180,199          174,054
Goodwill, net of accumulated amortization of $4,028 and $3,500,
  respectively                                                                            20,819           21,347
Investment in Guigne, net                                                                  1,800            1,800
Other assets, net                                                                          5,901            6,503
                                                                                     -----------       ----------
     Total assets                                                                    $   223,962          222,477
                                                                                     ===========       ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Loans payable, current portion                                                  $       195       $   3 ,459
     Revolving loan payable                                                                4,220            6,750
     Accounts payable & accrued expenses                                                  15,176           21,023
     Accrued subcontracting services                                                       3,172            2,112
     Convertible notes payable to shareholder                                              2,428            7,860
     Deferred revenue                                                                     15,881           18,993
                                                                                     -----------       ----------
          Total current liabilities                                                       41,072           60,197
Loans payable, net of current portion                                                        234            1,439
Convertible notes payable to shareholder                                                   2,628               --
Deferred revenue                                                                           7,319            7,235
Convertible subordinated notes payable                                                    63,250           63,250
Construction loan payable                                                                 20,476               --
                                                                                     -----------       ----------
              Total liabilities                                                          134,979          132,121

Commitments and contingencies
Minority interest in consolidated subsidiary                                                 750               --
Stockholders' equity:
     Series B Senior Convertible Preferred Stock (authorized 2,500,000 Shares,
        issued and outstanding 1,333,334 shares, liquidation preference of $12,000)       11,892           11,892
     Common stock, no par value, authorized 30,000,000 shares, issued and
        outstanding 11,970,618 and 11,528,145 shares, respectively                        83,058           82,513


     Additional paid-in capital                                                               16               16
     Accumulated other comprehensive income                                                 (476)              --

     Accumulated Deficit                                                                  (6,257)          (4,065)
                                                                                     -----------       ----------
          Total stockholders' equity                                                      88,233           90,356
                                                                                     -----------       ----------
                                                                                     $   223,962       $  222,477
     Total liabilities and stockholders' equity                                      ===========       ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                     SPACEHAB, INCORPORATED AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Operations

                                                                           (Unaudited)                      (Unaudited)
(In thousands, except share data)                                         Three Months                      Six Months
                                                                       Ended December 31,                 Ended December 31,
                                                                -------------------------------    --------------------------------
                                                                       2001             2000             2001            2000
                                                                -------------     -------------    --------------    --------------
Revenue                                                         $      27,727     $      23,975    $       50,019    $       50,941
Costs of revenue                                                       20,471            20,836            40,337            43,360
                                                                -------------     -------------    --------------    --------------
Gross profit                                                            7,256             3,139             9,682             7,581
                                                                -------------     -------------    --------------    --------------
Operating expenses:
     Selling, general and administrative                                5,121             6,124            10,057            12,054
     Research and development                                             125                81               143               195
                                                                -------------     -------------    --------------    --------------
          Total operating expenses                                      5,246             6,205            10,200            12,249
                                                                -------------     -------------    --------------    --------------
          Income (loss) from operations                                 2,010            (3,066)             (518)           (4,668)
Interest expense, net of capitalized interest                          (1,308)             (807)           (2,743)           (1,619)
Interest and other income, net                                            (17)                1             1,124               163
                                                                -------------     -------------    --------------    --------------
    Income (loss) before income taxes                                     685            (3,872)           (2,137)           (6,124)
Income tax (expense) benefit                                              (27)            1,134               (55)            1,906
     Net income (loss)                                          -------------     -------------    --------------    --------------
                                                                $         658     $      (2,738)   $       (2,192)   $       (4,218)
                                                                =============     =============    ==============    ==============
Basic income (loss) per share:
Net income (loss) per share - basic                             $        0.06     $       (0.24)   $        (0.19)   $        (0.37)
                                                                =============     =============    ==============    ==============
Shares used in computing net income (loss) per share
- basic                                                            11,833,602        11,374,563        11,740,655        11,359,956
                                                                =============     =============    ==============    ==============
Diluted earnings (loss) per share:

Net income (loss) per share - diluted                           $        0.05     $       (0.24)   $        (0.19)   $        (0.37)
                                                                =============     =============    ==============    ==============
Shares used in computing net income (loss) per share
- diluted                                                          13,166,936        11,374,563        11,740,655        11,359,956
                                                                =============     =============    ==============    ==============


      See accompanying notes to unaudited condensed consolidated financial statements.

                     SPACEHAB, INCORPORATED AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows


                                                                                     (Unaudited)
(In thousands)                                                               Six Months Ended December 31,
                                                                                 2001           2000
                                                                        --------------------------------
Operating activities:
  Net loss                                                              $    (2,192)         $    (4,218)
  Adjustments to reconcile net loss to
   net cash provided by (used for) operating activities:
  Gain on sale of property and equipment                                     (1,096)                  --
  Depreciation and amortization                                               7,527                4,468
   Changes in assets and liabilities:
    Decrease in accounts receivable                                           6,959                7,467
    Decrease in prepaid expenses and other current assets                       496                  560
    Increase in other assets                                                   (164)              (1,261)
    (Decrease) increase in deferred flight revenue                           (3,027)               8,721
     Decrease in accounts payable and
      Accrued expenses                                                       (6,329)              (3,516)
     Decrease in deferred taxes                                                  --               (2,080)
     Increase in accrued subcontracting services
                                                                              1,059                   --
                                                                        --------------------------------
      Net cash provided by operating activities                               3,233               10,141
                                                                        --------------------------------
Investing activities:
 Payments for flight assets under construction                               (1,715)             (10,430)
 Payments for building under construction                                   (11,139)              (4,108)
 Purchases of property, equipment and leasehold improvements                   (151)                (994)
 Proceeds received from sale of property and equipment                          783                   --
 Deposit on asset sale                                                           --               5 ,000
                                                                         --------------------------------
      Net cash used for investing activities                                (12,222)             (10,532)
                                                                        --------------------------------
Financing activities:
 Payment of loan payable                                                     (3,936)              (1,694)
 Payment of note payable under credit agreement                                (333)                (333)
 Proceeds from issuance of common stock                                         545                  229
 (Repayment) proceeds from revolving line of credit                          (2,530)               3,650
 Proceeds from sale of minority interest in SMI                                 750                   --
 Proceeds from construction loan                                             20,000                   --
 Payment of convertible note payable to shareholder                          (2,804)                  --
                                                                        --------------------------------
      Net cash provided by financing activities                              11,692                1,852
                                                                        --------------------------------
      Net change in cash and cash equivalents                                 2,703                1,461
Cash and cash equivalents at beginning of period                                 34                6,949
                                                                        --------------------------------
Cash and cash equivalents at end of period                              $     2,737          $     8,410
                                                                        ================================


See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and subsidiaries ("SPACEHAB" or the "Company") as of December 31, 2001, and the results of their operations and cash flows for the three and six month periods ended December 31, 2001 and 2000. However, the consolidated financial statements are unaudited, and do not include all related footnote disclosures. Certain amounts presented for prior periods have been reclassified to conform with the fiscal year 2002 presentation.

The consolidated results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the full year. The Company's results of operations have fluctuated significantly from quarter to quarter (see note 3). The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements appearing in the Company's Form 10-K for the year ended June 30, 2001.

2. Earnings per Share:

The following are reconciliation's of the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended December 31, 2001 and 2000:
(in thousands except per share data)

                                                        Three months ended                           Three months ended
                                                        December 31, 2001                            December 31, 2000
                                           -------------------------------------------- --------------------------------------------
                                               Income          Shares       Per Share        Income          Shares       Per Share
                                             (Numerator)    (Denominator)     Amount       (Numerator)    (Denominator)     Amount
                                           -------------------------------------------- --------------------------------------------
Basic EPS:
 Income (loss) available to
    common stockholders                    $           658     11,833,602  $       0.06 $     (2,738)      11,374,563   $   (0.24)
Effect of dilutive
securities:
  Convertible notes payable                              -              -             -            -                -           -
  Options and warrants                                   -              -             -            -                -           -
Convertible preferred shares                             0      1,333,334             -            -                -           -
                                           -------------------------------------------- --------------------------------------------
Diluted EPS:
Income (loss) available to
     common stockholders                   $           658     13,166,936  $       0.05 $     (2,738)      11,374,563   $   (0.24)
                                           ============================================ ============================================
                                                        Six months ended                             Six months ended
                                                        December 31, 2001                            December 31, 2000
                                           -------------------------------------------- --------------------------------------------
                                               Income          Shares       Per Share        Income          Shares       Per Share
                                             (Numerator)    (Denominator)     Amount       (Numerator)    (Denominator)     Amount
                                           -------------------------------------------- --------------------------------------------
Basic EPS:
  Loss available to
     common stockholders                   $        (2,192)    11,740,655  $      (0.19)$     (4,218)      11,359,956   $   (0.37)
Effect of dilutive securities:
  Convertible notes payable                              -              -             -            -                -           -
  Options and warrants                                   -              -             -            -                -           -
                                           -------------------------------------------- --------------------------------------------
Diluted EPS:
  Loss available to
     common stockholders
                                           $        (2,192)    11,740,655         (0.19)$     (4,218)      11,359,956       (0.37)
                                           ============================================ ============================================

Convertible notes payable outstanding as of December 31, 2001, convertible into 4,642,202 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the three and six months ended December 31, 2001 and 2000, as the inclusion of the converted notes would be anti-dilutive for these periods.

Options and warrants to purchase 3,065,464 shares of common stock at prices ranging from $2.31 to $24.00 per share were outstanding for the three and six months ended December 31, 2001 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average price of the common shares during the three and six months ended December 31, 2001.

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

3.  Revenue Recognition

Under the Research and Logistics Mission Support ("REALMS") contract and for new contract awards for which the capability to successfully complete the contract can be reasonably assured and the costs at completion can be reliably estimated at contract inception, revenue is recognized under the percentage-of-completion method. The percentage-of-completion method allows the Company to report revenue based on costs incurred on a per mission basis over the period of that mission. The percentage of completion method results in the recognition of revenue over the period of contract performance. With respect to the Flight Crew System Development Contract ("FCSD") cost-plus award and incentive fee contract, Johnson Engineering Corporation's ("JE") revenue is recognized based on costs incurred plus a proportionate amount of estimated fee earned. Award fees, which provide earnings based on the Company's contract performance as determined by the National Aeronautics and Space Administration ("NASA") evaluations, are recorded when the amounts can be reasonably estimated, or are awarded. Revenue provided by the Astrotech payload processing facilities is billed and recognized on a quarterly basis under the terms of its existing long term contracts.

Changes in estimated costs to complete are recognized in the period they become know. Revisions to previous estimates to complete arising from a contract modification required to fund an increase in the scope of work due to delays in the timing of the STS-107 launch date, the equitable adjustment, are included in the second quarter of fiscal year 2002 calculations for revenue recognition. The additional contract funding is estimated to have contributed approximately an additional $4.2 million to revenue in the second quarter of fiscal year 2002 based on work performed under the percentage of completion method of revenue recognition.

4.  Statements of Cash Flows - Supplemental Information

(a) Cash paid for interest costs was $3.9 million and $3.4 million for the six months ended December 31, 2001 and December 31, 2000, respectively. The Company capitalized interest of approximately $941,000 and $2.2 million during the six months ended December 31, 2001 and 2000, respectively.

(b) The Company paid no income taxes during the six months ended December 31, 2001 and December 31, 2000.

5.  Credit Facilities

In June 1997, the Company signed an agreement with a financial institution securing a $10.0 million revolving line of credit (the "Revolving Line of Credit") that the Company may use for working capital purposes. As of August 8, 2000, $4.5 million was drawn on the line of credit. On August 9, 2000, the Company entered into a $15 million revolving credit facility with a different financial institution, which provides a working capital line of credit with a letter of credit sub-limit of $10.0 million (the "New Credit Facility"). This New Credit Facility replaced the $10 million Revolving Line of Credit. Certain assets of the Company collateralize the New Credit Facility. The term of the new agreement was through August

2003. In conjunction with the Astrotech Financing, discussed below, of its satellite processing facility in Titusville, Florida in August 2001, the terms of the New Credit Facility were amended. Space Media, Inc. is no longer a party to the New Credit Facility and the maximum amount allowable to be drawn under the New Credit Facility was reduced to $6.5 million. Effective as of October 24, 2001 the New Credit Facility was further amended. New covenants were established and the term of the agreement was revised to July 31, 2002 with a reduction in the maximum amount allowable to be drawn under the New Credit Facility to $3.0 million in May 2002. Effective December 31, 2001, the New Credit Facility was further amended. Certain collateral was released by the financial institution and the maximum amount allowable to be drawn under the New Credit Facility will be reduced each month beginning January 1, 2002 through July 1, 2002. As of December 31, 2001, $4.2 million was drawn on the New Credit Facility and the maximum amount allowable to be drawn under the New Credit Facility is $6.0 million as of January 1, 2002.

In July 1997, Astrotech obtained a five-year term loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB, and provides for loans of up to $15.0 million for general corporate purposes and equipment financing. In conjunction with the Astrotech financing of its satellite processing facility in Titusville, Florida in August 2001, approximately $3.1 million of the Term Loan Agreement was repaid. As of December 31, 2001, the Company had loans payable of $329,000 related to equipment financing at the Company's JE subsidiary.

In December 1998, the Company amended its agreement with Alenia Spazio S.P.A ("Alenia") relative to the subordinated convertible notes payable to shareholder with an outstanding balance of $11.9 million. In consideration for a payment of $4.0 million, Alenia agreed to reduce the annual interest rate from 12 percent to 10 percent on the outstanding balance as of January 1, 1999, and the interest payment due for the quarter ended December 31, 1998, was waived resulting in an effective interest rate of 8.75 percent. The maturity date of this debt was August 1, 2001 and was subsequently extended to November 15, 2001 to provide for completion of a restructuring agreement. On November 15, 2001 the Company entered into an agreement with Alenia to restructure the terms of this debt to provide for a $3.0 million payment of principal and interest on December 31, 2001 and quarterly amortization of the remaining principal beginning March 2002 through December 2003. In addition, the interest rate was reduced to 8 percent. The payment was made on December 31, 2001 and the outstanding balance is $5.1 million.

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

On August 30, 2001, SPACEHAB's Astrotech subsidiary completed a $20.0 million financing of its satellite processing facility expansion project in Titusville, Florida with a financial institution. The proceeds of this financing are to be used to complete the construction of the payload processing facility and supporting infrastructure. The loan is collaterized primarily by the multi year payload processing contracts with The Boeing Company ("Boeing") and Lockheed Martin Corporation ("Lockheed Martin") and the satellite processing facility. Interest accrues on the outstanding principal balance at a LIBOR-based rate, adjustable quarterly. The loan matures on January 15, 2011. In conjunction with this financing, a swap agreement was entered into to provide for a fixed rate of interest under the loan commitment beginning January 2002. The value of the swap agreement declined by approximately $476,000 during the six months ended December 31, 2001 due to declines in the market rate of interest. For the six months ended December 31, 2001, $20.0 million was drawn on the loan. The loan was converted from a construction loan to a term loan on December 31, 2001. Amortization of loan principal will begin on January 15, 2002 and continue on a quarterly basis through the loan maturity date. Interest is payable quarterly on the outstanding principle balance at the rate of 5.62%.

6.  Asset Sales

On November 30, 2000, Astrium entered into an agreement with the Company to purchase the Company's Integrated Cargo Carrier ("ICC") and Vertical Cargo Carrier ("VCC") flight assets. The total purchase price of $15.4 million is comprised of both cash and services payments. The transaction will occur in two phases. The first phase is for the purchase of the ICC assets and the second phase is for the purchase of the VCC assets. Phase one of the transaction was completed during the three months ended March 31, 2001. SPACEHAB has entered into an agreement with Astrium to lease these assets for a period of four years with two additional four-year options.

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

On August 9, 2001, SPACEHAB's Johnson Engineering ("JE") Subsidiary sold its Filter Housing Machining operations assets and technology for approximately $850,000 to Clear Lake Industries Holdings LLC ("CLI"), a company recently formed by W.T. Short, retired SPACEHAB Senior Vice President for JE. The sale was effective July 1, 2001. The terms of the sale are as follows: an initial cash payment at closing and an interest-bearing note due June 29, 2006. The sale was recorded at book value.


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

      (in thousands)
      Three Months Ended December 31, 2001

                                               Pre-Tax        Net       Depreciation
                                                Income       Fixed           And
                                  Revenue       (loss)       Assets     Amortization
                               -----------------------------------------------------
      Flight Services          $   15,416      $ 1,251     $ 131,226       $   2,991
      Johnson Engineering           9,952          834         1,847             420
      Astrotech                     1,988          (59)       47,036             250
      SMI                             239         (450)           78              65
      All other                       132         (891)           12               -
                               -----------------------------------------------------
                               $   27,727      $   685     $ 180,199       $   3,726
                               =====================================================

      Three Months Ended December 31, 2000
                                                              Net       Depreciation
                                               Pre-Tax       Fixed           And
                                  Revenue       Income       Assets     Amortization
                                                (loss)
                               -----------------------------------------------------
      Flight Services          $    9,352      $  (510)    $ 139,316       $   1,399
      Johnson Engineering          13,402         (899)        2,847             395
      Astrotech                     1,103         (861)       30,845             234
      SMI                             118       (1,602)          578               8
      All other                         -            -             -               -
                               -----------------------------------------------------
                               $   23,975      $(3,872)    $ 173,586       $   2,036
                               =====================================================

      Six Months Ended December 31, 2001
                                               Pre-Tax         Net       Depreciation
                                               Income        Fixed           And
                                  Revenue       (loss)       Assets     Amortization
                               -----------------------------------------------------
      Flight Services          $   25,018      $(2,286)    $ 131,226       $   5,655
      Johnson Engineering          20,127        1,236         1,847             811
      Astrotech                     4,235        1,578        47,036             474
      SMI                             363       (1,046)           78             148
      All other                       276       (1,619)           12               -
                               -----------------------------------------------------
                               $   50,019      $(2,137)    $ 180,199       $   7,088
                               =====================================================

      Six Months Ended December 31, 2000
                                               Pre-Tax        Net       Depreciation
                                                Income       Fixed           and
                                 Revenue        (loss)       Assets     Amortization
                               -----------------------------------------------------
      Flight Services          $   20,533      $(1,472)    $ 139,316       $   2,861
      Johnson Engineering          28,031          150         2,847             828
      Astrotech                     2,214       (1,882)       30,845             480
      SMI                             163       (2,920)          578              16
      All other                         -            -             -               -
                             -------------------------------------------------------
                               $   50,941      $(6,124)    $ 173,586       $   4,185
                             =======================================================

8.  Investment in SMI

Pursuant to agreements entered into as of September 27, 2001, eScottVentures II, LLC, of Melbourne, Florida, purchased 5,914,826 newly issued shares of SMI's Series A redeemable, convertible preferred stock for $750,000. These shares are convertible at the option of the holder one for one into SMI common stock. Holders of the Series A preferred stock are entitled to receive dividends only when and if declared by SMI's Board. On and after September 28, 2004, the holders of at least two-thirds of the outstanding Series A preferred stock can require SMI to redeem their shares. eScottVentures II has assumed a seat on SMI's board of directors along with its equity stake. SPACEHAB's ownership in Space Media, Inc. has been reduced to approximately 51% based on voting rights as a result of eScottVentures II equity investment.

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

SPACEHAB was incorporated in 1984 to commercially develop space habitat modules to operate in the cargo bay of the Space Shuttles. SPACEHAB, along with Johnson Engineering Corporation ("JE"), formerly designated Engineering Services ("ES") for Company management reporting, the Astrotech Space Operations, Inc. ("Astrotech") and Space Media, Inc. ("SMI") subsidiaries define the Company.

SPACEHAB's Flight Services business segment provides a turnkey service that includes access to the modules and provides integration and operations support services to NASA and commercial customers. Astrotech currently provides launch site preparation of flight-ready satellites to major U.S. space launch companies and satellite manufacturers. JE was incorporated in the state of Colorado in 1973 and is primarily engaged in providing engineering services and products to the federal government, primarily NASA, under both prime contracts and subcontracts. JE also provides engineering fabrication services to commercial customers. These services include designing and fabrication of space flight hardware, mockups and museum exhibits. On April 11, 2000, the Company announced the formation of Space Media, Inc. ("SMI"), a majority-owned subsidiary, to develop space-themed commercial business activities. SMI is also managing the Company's S*T*A*R*S tm (Space Technology and Research Students) global space education program. On June 28, 2000, SMI acquired all of the capital stock of The Space Store. The Space Store, an online retail operation, offers an assortment of space-related products.

The Company currently operates under two significant contracts with NASA: (1) the REALMS Contract, currently a $182.1 million firm fixed price contract for Space Shuttle system and International Space Station ("ISS") research and logistics services that commenced in December 1997 with a period of performance through December 2003; and (2) the FCSD contract is currently a $366.6 million multitask cost-plus-award and incentive-fee contract, that commenced in May 1993 and was scheduled to conclude in April 2001. NASA has exercised its option to extend certain tasks for an additional year through April 2002. NASA has recently requested that the Company provide a proposal for continuation of the contract through September 30, 2002 and has also requested that the Company provide estimates for three 1-month options through December 31, 2002.

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

The first mission under the REALMS contract, STS-95, which carried Senator John Glenn back into space, was completed in October 1998. The second, third, fourth and fifth missions, which were logistics missions to the ISS were flown in May 1999 (STS-96), May 2000 (STS-101), September 2000 (STS-106) and August
2001(STS-105). The remaining missions currently under the REALMS contract, STS-107 (research module mission) and STS-112 (research module mission) are currently scheduled to fly in July 2002 and August 2004, respectively. SPACEHAB is in final negotiations with NASA for two logistics missions utilizing both a SPACEHAB pressurized module and the ICC.

SPACEHAB also has a $17.9 million contract directly with The Boeing Company ("Boeing"), NASA's prime contractor for ISS development and assembly, for an ISS logistics mission, STS-102 (ICC mission) that flew in March 2001 and a deployable ICC mission on flight STS-113 that is scheduled to fly in January 2003.

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

Revenue
-------

Flight Services generates revenue by providing a turnkey service that includes access to the modules and provides integration and operations support services to scientists and researchers responsible for the experiments and/or logistics supplies for module missions aboard the Space Shuttle System. For the REALMS contract and for contract awards for which the capability to successfully complete the contract can be demonstrated at contract inception, revenue recognition is being reported under the percentage-of-completion method based on costs incurred on a per mission basis over the period of the mission. The percentage-of-completion method results in the recognition of revenue over the period of contract performance.

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

Space Media, Inc. generated $363,000 of revenue for the period ended December 31, 2001 primarily through its wholly owned subsidiary, The Space Store, an online retail business, from the sale of space-related products.

Costs of Revenue
----------------

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

RESULTS OF OPERATIONS

For the three months ended December 31, 2001 as compared to the three months ended December 31, 2000.

Revenue. Revenue increased by 16% to approximately $27.7 million as compared to
-------
$24.0 million for the three months ended December 31, 2001 and 2000, respectively. For the three months ended December 31, 2001, revenue of $15.4 million was recognized from the REALMS Contract with NASA and with related commercial customers, $10.1 million from JE primarily under the FCSD and Configuration Management Contract ("CM"), $2.0 million from Astrotech and $240,000 from SMI operations. In contrast, for the three months ended December 31, 2000, revenue of $9.4 million was recognized from the REALMS Contract with NASA and with related commercial customers, $13.4 million from JE under the FCSD Contract, $1.1 million from Astrotech and $118,000 from SMI operations. The increase in revenue under the REALMS contract is primarily attributable the equitable adjustment added to the contract. Changes in estimated costs to complete are recognized in the period they become know. Revisions to previous estimates to complete arising from a contract modification required to fund an increase in the scope of work due to delays in the timing of the STS-107 launch date, the equitable adjustment, are included in the second quarter of fiscal year 2002 calculations for revenue recognition. The additional contract funding is estimated to have contributed approximately an additional $4.2 million to revenue in the second quarter of fiscal year 2002 based on work performed under the percentage of completion method of revenue recognition. Revenue at JE decreased due to the deletion of various tasks, primarily flight hardware, when the FCSD contract was modified in structure. Astrotech's revenue increase is due primarily to the structure of the multi year contracts with its two largest customers, Boeing and Lockheed, whereby revenue is billed and recognized on a quarterly basis for cost incurred.

Costs of Revenue. Costs of revenue for the three months ended December 31, 2001
----------------
decreased by 2% to $20.5 million, as compared to $20.8 million for the three months ended December 31, 2000. For the period ended December 31, 2001, integration and operations costs for the REALMS and related commercial customer contracts were $7.7 million, $8.7 million for JE, $1.0 million for Astrotech payload processing, $153,000 million for SMI, and $2.9 million of depreciation expense. For the three months ended December 31, 2000, integration and operations costs for the REALMS and related commercial customer contracts were $6.6 million, $11.7 million for JE, $1.0 million for Astrotech payload processing, $176,000 for SMI, and $1.3 million of depreciation expense. The increase in costs of revenue under the REALMS contract is primarily due to a retroactive rate increase from a major subcontractor. The decrease at JE is primarily due to the deletion of the tasks for delivery of flight hardware products from the FCSD contract. The increase in depreciation expense is primarily attributable to deprecation of the Research Double Module ("RDM") which was placed in service in January 2001.

Operating Expenses. Operating expenses decreased 15% to approximately $5.2
------------------
million for the three months ended December 31, 2001 as compared to approximately $6.2 million for the three months ended December 31, 2000. Selling, general and administrative expenses decreased approximately $1.0 million as compared to the same period last year primarily due to refocusing the efforts of SMI. SMI's expenses decreased approximately $1.0 million for the three months ended December 31, 2001 as compared to the same period last year.

Research and Development ("R&D") expenses increased approximately $44,000 for the three months ended December 31, 2001 as compared to the comparable period in the prior year due to minimal R&D expenditures on the EnterpriseTM module.

Interest and Other Expense. Interest expense was approximately $1.3 million for
--------------------------
the three months ended December 31, 2001 and approximately $0.8 million for the three months ended December 31, 2000. There was also approximately $562,000 and $1.1 million of interest capitalized for the three months ended December 31, 2001 and 2000, respectively. The increase in interest expense is due to less capitalized interest in the three months ended December 31, 2001 than in the three months ended December 31, 2000. Interest is capitalized based on the construction of the Company's modules and additional facilities being constructed by Astrotech.

Interest and Other Income. Interest and other income was approximately $17,000
-------------------------
of expense for the three months ended December 31, 2001. The Company recognized a pre tax loss of $81,000 on the sale of assets to Astrium for the three months ended December 31, 2000.

Income Taxes. Based on the Company's projected taxable status for fiscal year
------------
2002, the Company recorded a tax expense of approximately $27,000 as compared to a tax benefit of $1.1 million for the three months ended December 31, 2000.

Net Income (Loss). The net income for the three months ended December 31, 2001
-----------------
was approximately $650,000 or $0.06 per share basic and $0.05 per share diluted on 11,833,602 shares and 13,166,936 shares respectively as compared to net loss of $2.7 million or $0.24 per share (basic and diluted EPS) on 11,374,563 shares for the three months ended December 31, 2000.

For the six months ended December 31, 2001 as compared to the six months ended December 31, 2000.

Revenue. Revenue decreased 2% to approximately $50.0 million as compared to
-------
$50.9 million for the six months ended December 31, 2001 and 2000, respectively. For the six months ended December 31, 2001, revenue of $25.0 million was recognized from the REALMS Contract with NASA and with related commercial customers, $20.4 million from JE primarily under the FCSD Contract, $4.2 million from Astrotech, and $400,000 for SMI. In contrast, for the six months ended December 30, 2000, revenue of $20.5 million was recognized from the REALMS Contract with NASA and with related commercial customers, $28.0 million from JE under the FCSD Contract, $2.2 million from Astrotech, and $163,000 for SMI. The increase in revenue under the REALMS contract is primarily attributable to the equitable adjustment added to the contract. Changes in estimated costs to complete are recognized in the period they become know. Revisions to previous estimates to complete arising from a contract modification required to fund an increase in the scope of work due to delays in the timing of the STS-107 launch date, the equitable adjustment, are included in the second quarter of fiscal year 2002 calculations for revenue recognition. The additional contract funding is estimated to have contributed approximately an additional $4.2 million to revenue in the second quarter of fiscal year 2002 based on work performed under the percentage of completion method of revenue recognition. Revenue at JE decreased due to the deletion of various tasks, primarily flight hardware, when the FCSD contract was modified in structure. Astrotech's revenue increase is due primarily to the structure of the multi year contracts with its two largest customers, Boeing and Lockheed, whereby revenue is billed and recognized on a quarterly basis for cost incurred.

Costs of Revenue. Costs of revenue for the six months ended December 31, 2001
----------------
decreased by 7% to $40.3 million, as compared to $43.4 million for the comparable period last year. For the six months ended December 31, 2001, integration and operations costs for the REALMS and related commercial customer contracts were $14.6 million, $18.0 million for JE, $1.9 million for Astrotech payload processing, $363,000 for SMI, and $5.4 million of depreciation expense. For the six months ended December 31, 2000, integration and operations costs for the REALMS and related commercial customer contracts were $13.5 million, $24.9 million for JE, $2.0 million for Astrotech payload processing, $169,000 for SMI, and $2.8 million of depreciation expense. The increase in costs of revenue under the REALMS contract is primarily due to a retroactive rate increase from a major subcontractor. The decrease at JE is primarily due to the deletion of the tasks for delivery of flight hardware products from the FCSD contract. The increase in depreciation expense is primarily attributable to depreciation of the RDM which was placed in service in January 2001.

Operating Expenses. Operating expenses decreased approximately 17% to
------------------
approximately $10.2 million for the six months ended December 31, 2001 as compared to approximately $12.2 million for the six months ended December 31, 2000. Selling, general and administrative expenses decreased as compared to the same period last year primarily due to refocusing the efforts of SMI. SMI's expenses decreased approximately $1.8 million for the six months ended December 31, 2001 as compared to the same period last year. Other reductions in selling, general and administrative expenses of approximately $0.2 million are primarily attributable to cost reductions instituted during the last half of the fiscal year ended June 30, 2001. R&D expenses decreased by approximately $52,000 for the period ended December 31, 2001 as compared to the comparable period last year due to the Company's emphasis on completing existing assets in progress and limited new projects.

Interest and Other Expense. Interest expense was approximately $2.7 million for
--------------------------
the six months ended December 31, 2001 and approximately $1.6 million for the six months ended December 31, 2000. There was also approximately $941,000 and $2.2 million of interest capitalized for the six months ended December 31, 2001 and 2000, respectively. The increase in interest expense is due to less capitalized interest in the six months ended December 31, 2001 than in the six months ended December 31, 2000. Interest is capitalized based on the construction of the Company's modules and additional facilities being constructed by Astrotech.

Interest and Other Income. Interest and other income was approximately $1.1
-------------------------
million and $0.2 million for the six months ended December 31, 2001 and 2000, respectively. The Company recorded a gain of approximately $1.1 million on the sale of the Oriole Sounding Rocket assets during the six months ended December 31, 2001. Interest income is earned on the Company's short-term investments.

Income Taxes. Based on the Company's projected taxable status for fiscal year
------------
2002, the Company recorded a tax expense of approximately $55,000 for the six months ended December 31, 2001, as compared to $1.9 million tax benefit recorded for the six months ended December 31, 2000.

Net Income (Loss). The net loss for the six months ended December 31, 2001 was
-----------------
approximately $2.2 million or $0.19 per share (basic and diluted EPS) on 11,740,655 shares as compared to net loss of $4.2 million or $0.37 per share (basic and diluted EPS) on 11,359,956 shares for the six months ended December 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

During December 1995, SPACEHAB completed an initial public offering of Common Stock (the "Offering"), which provided the Company with net proceeds of approximately $43.5 million.

In June 1997, the Company signed an agreement with a financial institution securing a $10.0 million revolving line of credit (the "Revolving Line of Credit") that the Company may use for working capital purposes. As of June 30, 2000, $4.5 million was drawn on the line of credit, which expired on August 31, 2000. On August 9, 2000, the Company entered into a $15 million revolving credit facility with a different financial institution, which provides a working capital line of credit with a letter of credit sub-limit of $10.0 million (the "New Credit Facility"). This New Credit Facility replaced the $10 million Revolving Line of Credit. Certain assets of the Company collateralize the New Credit Facility. The original term of the new agreement at the time was through August 2003. In conjunction with the Astrotech Financing of its satellite processing facility in Titusville, Florida in August 2001, the terms of the New Credit Facility was amended. Space Media, Inc. is no longer a party to the New Credit Facility and the maximum amount allowable to be drawn under the New Credit Facility was reduced to $6.5 million. Effective as of October 24, 2001 the New Credit Facility was further amended. New covenants were established and the term of the agreement was revised to July 31, 2002 with a reduction in the maximum amount allowable to be drawn under the New Credit Facility to $3.0 million in May 2002. Effective as of December 31, 2001, the New Credit Facility was further amended. Certain collateral was released by the financial institution and the maximum amount allowable to be drawn under the New Credit Facility will be reduced each month beginning January 1, 2002 through July 1, 2001. As of December 31, 2001, $4.2 million was drawn on the New Credit Facility and the maximum amount allowable to be drawn under the New Credit Facility is $6.0 million as of January 1, 2002.

In July 1997, Astrotech obtained a five-year term loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB, and provides for loans of up to $15.0 million for general corporate purposes and equipment financing. In conjunction with the Astrotech financing of its satellite processing facility in Titusville, Florida in August 2001, $3.1 million of the Term Loan Agreement was repaid. As of December 31, 2001, the Company had loans payable of $329,000 related to equipment financing at the Company's JE subsidiary.

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

 In December 1998, the Company amended its agreement with Alenia Spazio S.p.A ("Alenia") relative to the subordinated convertible notes payable to Alenia with an outstanding balance of $11.9 million. In consideration for a payment of $4.0 million, Alenia agreed to reduce the annual interest rate from 12 percent to 10 percent on the outstanding balance as of January 1, 1999, and the interest payment due for the quarter ended December 31, 1998, was waived resulting in an effective interest rate of 8.75 percent. The maturity date of this debt was extended from August 1, 2001 to November 15, 2001. On November 15, 2001 the Company entered into an agreement with Alenia to restructure the terms of this debt to provide for a $3.0 million payment on December 31, 2001 and repayment of the remaining principal over an extended period. The revised agreement provides for a payment of $3.0 million of principal and interest on December 31, 2001 and quarterly amortization of the remaining principal beginning March 2002 through December 2003. In addition, the interest rate was reduced to 8 percent. The payment was made on December 31, 2001 and the outstanding balance is $5.1 million.

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

         Cash Flows from Operating Activities. Cash flows provided by operating activities for the six months ended December 31, 2001 and December 31, 2000 were $3.2 million and $10.1 million, respectively. The significant change during the six months ended December 31, 2001 was the decrease in deferred flight revenue due primarily to completion of various tasks required under the REALMS and related commercial contracts. Accounts payable and accrued expenses decreased by $6.3 million due to payments made to various vendors. Accounts receivable decreased due to collections from various customers primarily under the REALMS and FCSD contracts. The increase in depreciation and amortization from $4.5 million to $7.5 million, is primarily the result of the completion of the Research Double Module which was completed in December 2000.

         Cash Flows from Investing Activities. For the six months ended December 31, 2001 and 2000, cash flows used for investing activities consisted of approximately $12.2 million and $10.5 million, respectively. For the period ended December 31, 2001, $11.1 million was spent on the completion of the payload processing facilities at Astrotech relative to the contract extensions with Boeing and Lockheed Martin. In addition, $1.7 million was spent on various flight assets primarily the Vertical Cargo Carrier ("VCC"). The Company received $783,000 in cash proceeds from the sale of the Oriole sounding rocket assets and the equipment sold to Clear Lake Industries. For the period ended December 31, 2000, the Company received $5.0 million from Astrium for the phase I sale of the ICC assets. In addition, $4.1 million was spent for the construction of payload processing facilities at Astrotech relative to the contract extensions with Boeing and Lockheed Martin and $10.4 million was spent for the construction of flight assets, primarily the RDM, the EnterpriseTM module, the Spacehab Universal Communications System ("SHUCS") and the ICC ("ICC") assets sold to Astrium.

         Cash Flows from Financing Activities. Cash flows provided by financing activities were approximately $11.7 million and $1.9 million for the six months ended December 31, 2001 and 2000, respectively. The Company paid $9.6 million of debt during the six months ended December 31, 2001, including the loan payable, the note payable, the revolving line of credit and the payment to Alenia. $3.1 million of the loan payable was in conjunction with the Astrotech financing. The Company received $750,000 in the form of external equity investment in SMI. The Company received $20.0 million relative to the Astrotech financing. During the period ended December

31, 2000, $3.7 million was drawn on the revolving line of credit and $2.0 million under various credit agreements was subsequently repaid.

The Company's liquidity has been constrained over the past fiscal year. A significant portion of this constraint arose from funding of new operations and assets to support future Company growth and construction of the new Astrotech Florida facility prior to obtaining external financing. In addition, in prior periods the Company was committed to capital investments to complete certain flight assets.

Due to changes in the external markets, the Company reevaluated its strategy. Beginning in the third quarter of the fiscal year ended June 30, 2001, management began an aggressive multi-faceted plan to improve the Company's financial position and liquidity. This plan included the following components:
i) completing the external financing for the new facility required to support operations at Astrotech's Florida location; ii) reducing operating costs and establishing an operating plan for fiscal year 2002 which provides for sufficient cash flow to support efficient operations; iii) renegotiating the terms and conditions of the revolving line of credit; iv) limiting cash commitments for future capital investments and new asset development; v) restructuring the repayment of certain debts maturing in fiscal year 2002; vi) divesting non-core assets; vii) obtaining external investor funding for its Space Media subsidiary; viii) completing negotiations for certain contract equitable adjustments due to the Company under it long-term services contract with NASA; and ix) improving the overall liquidity of the Company. Management anticipates that this strategy will generate sufficient liquidity to support its operations and satisfy its debt obligations.

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

Under this plan, the Company refocused the scope of SMI's operations on near term initiatives in order to maximize the potential return of capital invested to date in SMI. Pursuant to agreements entered into as of September 27, 2001, eScottVentures II, LLC, of Melbourne, Florida, purchased 5,914,826 newly issued shares of SMI's Series A redeemable, convertible preferred stock for $750,000. These shares are convertible at the option of the holder one for one into SMI common stock. Holders of the Series A preferred stock are entitled to receive dividends only when and if declared by SMI's Board. On and after September 28, 2004, the holders of at least two-thirds of the outstanding Series A preferred stock can require SMI to redeem their shares. eScottVentures II has assumed a seat on SMI's board of directors along with its equity stake. SPACEHAB's ownership in Space Media, Inc. has been reduced to approximately 51% based on voting rights as a result of eScottVentures II equity investment.

On October 24, 2001, the Company completed negotiations with its senior lender to revise the terms and conditions of the New Credit Facility. The revised terms and conditions provide for new covenants, a maturity date of July 31, 2002 on the facility and a reduction in the loan value to $3.0 million in May 2002. On January 16, 2002 the New Credit Facility was further amended. Pursuant to the amendment, effective as of December 31, 2001, certain collateral was released by the financial institution and the maximum amount allowable to be drawn under the New Credit Facility will be reduced each month beginning January 1, 2002 through July 1, 2002. The Company is in compliance with all material terms and conditions of the New Credit Facility. The Company intends to seek a new lending arrangement with a commercial lender prior to the expiration of the term of the New Credit Facility.

On November 15, 2001 the Company entered into an agreement with Alenia to restructure its existing obligation. The revised agreement provides for a payment of $3.0 million on December 31, 2001 and quarterly amortization of the remaining principal beginning March 2002 through December 2003. In addition, the interest rate was reduced to 8 percent. The payment was made on December 31, 2001 and the outstanding balance is $5.1 million.

During the six months ended December 31, 2001, the Company has repaid approximately $9.6 million of obligations under various credit agreements and the revolving line of credit. The Company's plans indicate that all cash generated from operations during the current fiscal year will be used to fund operations and reduce existing debt.

The following table summarizes the contractual obligations of the Company and its subsidiaries at the end of December 2001, for the current year and for future periods. The terms of certain contractual obligations are such that repayment obligations may be accelerated under certain circumstances.

Contractual Obligations
($ in thousands)
                                                         Remaining
                                                            in
                                                           Fiscal       Fiscal       Fiscal     Fiscal
                                             At             Year         Year         Year       Year
Contractual Obligations              December 31, 2001      2002         2003         2004       2005    Thereafter
-------------------------------------------------------------------------------------------------------------------
Long-term Debt                          $   72,854          4,791        3,453        1,360          0   $  63,250
Construction Loan Payable                   20,000            884        2,039        2,218      2,412      12,447
Capitalized Leases                              71             20           28           22          1           0
Operating leases                             9,393          1,133        1,824          864        668       4,904
-------------------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations      $  102,318          6,828        7,344        4,464      3,081   $  80,601
                                        ===========================================================================

The Company has completed its efforts to secure the remaining portion of contract funding on the equitable adjustment due under its contract with NASA for Space Shuttle mission STS-107. Final approval of the equitable adjustment was negotiated on November 9, 2001.

As discussed above, management has implemented and completed a majority of the plan begun in the third quarter of the fiscal year 2001 and continues to manage costs and execute the Company's fiscal year financial plan. Provided that the Company is able to and continues to successfully execute its multi-faceted plan to improve the Company's financial position and liquidity, the Company believes that cash flows from operations, funds provided from its Astrotech expansion financing, borrowings under the New Credit Facility and spending reductions related to discretionary capital expenditures and other expenses will be sufficient to enable the Company to meet its cash requirements for the next twelve months. If the Company is unable to successfully execute its financial plan, cash flow may be insufficient to cover the Company's operating and debt service requirements in fiscal year 2002 and future periods.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

SPACEHAB's primary exposure to market risk relates to interest rates. SPACEHAB's financial instruments which are subject to interest rate risk principally include the New Credit Facility, the Term Loan Agreement and fixed rate long-term debt. SPACEHAB's long-term debt obligations are generally not callable until maturity. On August 30, 2001 SPACEHAB's Astrotech Space Operations, Inc. subsidiary completed a financing for a building under construction. In conjunction with this financing, a swap agreement was entered into to provide for a fixed rate of interest under the loan commitment beginning January 2002. The value of the swap agreement declined by approximately $476,000 during the six months ended December 31, 2001 due to declines in the market rate of interest. SPACEHAB does not use any other interest rate swaps or derivative financial instruments to manage its exposure to fluctuations in interest rates.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       NONE

ITEM 2. CHANGES IN SECURITIES

       NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on November 20, 2001. A quorum of at least one-third of the issued and outstanding common stock and Series B Senior Convertible Preferred Stock of the Company, voting together, was present and voting.

     (a) At the Annual Meeting of Shareholders, candidates for the Board of Directors stood for and were duly elected, with each nominee receiving a vote of at least 8,660,306 votes:

          The directors elected by the holders of the common stock are:

          Hironori Aihara
          Melvin D. Booth
          Dr. Edward E. David, Jr.
          Richard Fairbanks
          Dr. Shelley A. Harrison
          Gordon S. Macklin
          Michael E. Kearney
          James R. Thompson

          The director elected by the holder of the Series B Senior Convertible Preferred Stock is:
          Josef Kind

     The following matter was brought to a vote of the shareholders at the meeting:

     (b) The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal year 2002.

          For 9,547,452            Against  22,673               Abstain 5,050

ITEM 5. OTHER INFORMATION

       NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits. The separate Index to Exhibits accompanying this filing is incorporated herein by reference.


           Exhibit No.        Description of Exhibits
           -----------        -----------------------
           10.116             Amendment to the Alenia Loan Agreement, dated as
                              of November 15, 2001 by the Company and Alenia
                              Spazio, S.P.A.

           10.117 Fourth Amendment to Financing and Security Agreement, dated as of January 16, 2002 by and among Bank of America, N.A. and the Company, Johnson Engineering Corporation and Astrotech Space Operations, Inc.


       (b) Reports on Form 8-K.

                              None

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SPACEHAB, INCORPORATED



    Date: February 12, 2002          /s/ Julia A. Pulzone
                                    --------------------------------------------
                                     Julia A. Pulzone
                                     Senior Vice President, Finance
                                     and Chief Financial Officer

                                     /s/ Michael E. Kearney
                                    --------------------------------------------
                                     Michael E. Kearney
                                     President and Chief Operating Officer