Form 10-Q
period 2002-03-31
SPACEHAB INC \WA\
filed 2002-05-10
CIK 1001907

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended March 31, 2002


                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission file number 0-27206


                             SPACEHAB, Incorporated
                            300 D Street, South West
                                    Suite 814
                              Washington, DC 20024

  Incorporated in the State of Washington        IRS Employer Identification
                                                 Number 91-1273737


The number of shares of Common Stock outstanding as of the close of business on April 30, 2002:

         Class                          Number of Shares Outstanding
         -----                          ----------------------------
         Common Stock                           12,086,522


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes  X      No
                                                               ---        ---

                     SPACEHAB, INCORPORATED AND SUBSIDIARIES
                  MARCH 31, 2002 QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

PART 1 -     FINANCIAL INFORMATION                                                                     Page
                                                                                                       ----

  Item 1.    Unaudited Condensed Consolidated Financial Statements

             Unaudited Condensed Consolidated Balance Sheets as of March 31, 2002 and
             June 30, 2001                                                                               3

             Unaudited Condensed Consolidated Statements of Operations for the three and nine
             months ended March 31, 2002 and 2001                                                        4

             Unaudited Condensed Consolidated Statements of Cash Flows for the nine
             months ended March 31, 2002 and 2001                                                        5

             Notes to Unaudited Condensed Consolidated Financial Statements                              6

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                                  11

  Item 3.    Quantitative and Qualitative Disclosure about Market Risk                                  18

PART II -    OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                                                           19

PART 1:  FINANCIAL INFORMATION
Item 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SPACEHAB, INCORPORATED AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

(In thousands, except share data)                                                  March 31,             June 30,
                                                                                     2002                 2001
                                                                                  (unaudited)
                                                                                ---------------     ---------------
                                  ASSETS
Cash and cash equivalents                                                         $     1,091            $       34
Accounts receivable, net                                                               13,701                17,358
Prepaid expenses and other current assets                                                 946                 1,381
                                                                                --------------      ---------------
     Total current assets                                                              15,738                18,773
Property, plant, and equipment, net of
  accumulated depreciation and amortization
  of $72,480 and $63,580, respectively                                                178,505               174,054
Goodwill, net of accumulated amortization of $4,292 and $3,500,
  respectively                                                                         20,555                21,347
Investment in Guigne, net                                                               1,800                 1,800
Other assets, net                                                                       8,509                 6,503
                                                                                -------------       ---------------
     Total assets                                                                 $   225,107            $  222,477
                                                                                =============       ===============
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Loans payable                                                                $       195            $    3,459
     Revolving loan payable                                                             3,352                 6,750
     Accounts payable and accrued expenses                                             15,719                21,023
     Accrued subcontracting services                                                    3,771                 2,112
     Convertible notes payable to shareholder                                           2,428                 7,860
     Mortgage loan payable                                                              3,481                     -
     Deferred revenue                                                                  18,280                18,993
                                                                                -------------       ---------------
          Total current liabilities                                                    47,226                60,197
                                                                                -------------       ---------------
Loans payable, net of current portion                                                      87                 1,439
Accrued contract cost                                                                     100                     -
Convertible notes payable to shareholder                                                2,039                     -
Deferred revenue                                                                        6,690                 7,235
Convertible subordinated notes payable                                                 63,250                63,250
Mortgage loan payable                                                                  16,119                     -
Other liability                                                                           425                     -
                                                                                -------------       ---------------
          Total liabilities                                                           135,936               132,121
Commitments and contingencies
Minority interest in consolidated subsidiary                                              750                     -
Stockholders' equity
     Preferred stock, authorized 2,500,000
          shares, issued and outstanding 1,333,334 shares                              11,892                11,892
     Common stock, no par value, authorized
          30,000,000 shares, issued and outstanding
          12,086,522 and 11,528,145 shares, respectively                               83,131                82,513
     Additional paid-in capital                                                            16                    16
     Accumulated other comprehensive income                                              (425)                    -
     Accumulated deficit                                                               (6,193)               (4,065)
                                                                                -------------       ---------------
          Total stockholders' equity                                                   88,421                90,356
                                                                                -------------       ---------------
     Total liabilities and stockholders' equity                                   $   225,107            $  222,477
                                                                                =============       ===============

See accompanying notes to unaudited condensed consolidated financial statements.

                     SPACEHAB, INCORPORATED AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Operations

                                                              (Unaudited)                     (Unaudited)
(In thousands, except share and per share data)              Three Months                      Nine Months
                                                            Ended March 31,                  Ended March 31,
                                                     -----------------------------   -----------------------------
                                                          2002            2001            2002             2001
                                                     -------------   -------------   -------------   -------------
Revenue                                              $     24,711    $     24,453    $     74,730    $     75,394
Costs of revenue                                           18,266          21,865          58,603          65,225
                                                     -------------   -------------   -------------   -------------
Gross profit                                                6,445           2,588          16,127          10,169
Operating expenses:                                  -------------   -------------   -------------   -------------
  Selling, general and administrative                       4,767           5,506          14,824          17,560
  Research and development                                    148             171             291             366
                                                     -------------   -------------   -------------   -------------
      Total operating expenses                              4,915           5,677          15,115          17,926
                                                     -------------   -------------   -------------   -------------
      Income (loss) from operations                         1,530          (3,089)          1,012          (7,757)
Interest expense, net of capitalized interest              (1,438)         (1,495)         (4,181)         (3,114)
Interest and other income, net                                  2             223           1,126             386
                                                     -------------   -------------   -------------   -------------
    Income (loss) before income taxes                          94          (4,361)         (2,043)        (10,485)
Income tax (expense) benefit                                  (28)          1,388             (83)          3,294
                                                     -------------   -------------   -------------   -------------
    Net income (loss)                                $         66    $     (2,973)   $     (2,126)   $     (7,191)
                                                     =============   =============   =============   =============
Basic earnings (loss) per share:
Net income (loss) per share - basic                  $       0.01    $      (0.26)   $      (0.18)   $      (0.63)
                                                     =============   =============   =============   =============
Shares used in computing net income (loss)
    per share - basic                                  11,971,906      11,419,703      11,817,193       11,380,180
                                                     =============   =============   =============   =============
Diluted earnings (loss) per share:
Net income (loss) per share - diluted                $       0.00    $      (0.26)   $      (0.18)   $      (0.63)
                                                     =============   =============   =============   =============
Shares used in computing net income (loss)
    per share - diluted                                13,308,778      11,419,703      11,817,193      11,380,180
                                                     =============   =============   =============   =============

See accompanying notes to unaudited condensed consolidated financial statements.

          SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

                                                                                   Nine Months Ended March 31,
                                                                                   2002                  2001
                                                                                ---------------------------------
Operating activities
  Net loss                                                                      $      (2,126)      $     (7,191)
  Adjustments to reconcile net loss to
             net cash provided by operating activities:
  Gain on sale of property and equipment                                               (1,096)                 -
  Depreciation and amortization                                                        10,721              6,594
  Changes in assets and liabilities:
       Decrease in accounts receivable                                                  4,829             15,475
       Decrease (increase) in prepaid expenses and other current assets                   435                (80)
       (Increase) decrease in other assets                                             (3,005)                23
       (Decrease) increase in deferred flight revenue                                  (1,257)             9,717
       Decrease in accounts payable and
             accrued expenses                                                          (5,584)            (1,630)
       Decrease in deferred taxes                                                           -             (3,551)
       Increase in accrued subcontracting services                                      1,559                  -
                                                                                ---------------------------------
       Net cash provided by operating activities                                        4,476             19,357
                                                                                ---------------------------------
Investing activities
  Payments for flight assets under construction                                        (2,338)           (16,131)
  Payments for building under construction                                            (11,682)            (5,888)
  Purchases of property, equipment and leasehold improvements                             (91)            (1,617)
  Proceeds received from sale of property and equipment                                   833                  -
  Proceeds received from sale of flight assets                                              -              5,000
                                                                                ---------------------------------
      Net cash used for investing activities                                          (13,278)           (18,636)
                                                                                ---------------------------------
Financing activities
  Payment of loan payable                                                              (3,983)            (2,518)
  Payment of note payable under credit agreement                                         (333)              (333)
  Proceeds from issuance of common stock                                                  616                316
  (Repayment) proceeds from revolving line of credit                                   (3,398)             3,700
  Proceeds from mortgage loan                                                          19,600                  -
  Proceeds from sale of minority interest in SMI                                          750                  -
  Payment of convertible note payable to shareholder                                   (3,393)                 -
                                                                                ---------------------------------
        Net cash provided by financing activities                                       9,859              1,165
                                                                                ---------------------------------
        Net change in cash and cash equivalents                                         1,057              1,886
Cash and cash equivalents at beginning of period                                           34              6,949
                                                                                ---------------------------------
Cash and cash equivalents at end of period                                      $       1,091       $      8,835
                                                                                =================================

See accompanying notes to Unaudited condensed consolidated financial statements

SPACEHAB, INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and subsidiaries ("SPACEHAB" or the "Company") as of March 31, 2002, and the results of their operations and cash flows for the three and nine month periods ended March 31, 2002 and 2001. However, the consolidated financial statements are unaudited, and do not include all related footnote disclosures. Certain amounts presented for prior periods have been reclassified to conform with the fiscal year 2002 presentation.

The consolidated results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year. The Company's results of operations have fluctuated significantly from quarter to quarter (see note 3). The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements appearing in the Company's Form 10-K for the year ended June 30, 2001.

2. Earnings per Share:

The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended March 31, 2002 and 2001:
(in thousands except per share data)

                                                   Three months ended                         Three months ended
                                                     March 31, 2002                             March 31, 2001
                                        ------------------------------------------ ----------------------------------------
                                          Income         Shares       Per Share       Income          Shares      Per Share
                                        (Numerator)   (Denominator)     Amount      (Numerator)    (Denominator)    Amount
                                        ------------------------------------------ ----------------------------------------
Basic EPS:
 Income (loss) available to
    common stockholders                 $       66     11,971,906     $   0.01       $  (2,973)     11,419,703     $  (0.26)
Effect of dilutive securities:
    Convertible notes payable                    -              -            -               -               -            -
    Options and warrants                         -          3,538         0.00               -               -            -
    Convertible preferred shares:                -      1,333,334        (0.01)              -               -            -

                                        ------------------------------------------ ----------------------------------------
Diluted EPS:

    Income (loss) available to
     common stockholders                $       66     13,308,778     $   0.00       $  (2,973)     11,419,703     $  (0.26)
                                        ========================================== ========================================

                                                    Nine months ended                            Nine months ended
                                                     March 31, 2002                               March 31, 2001
                                        -----------------------------------------------------------------------------------
                                          Income          Shares       Per Share       Income          Shares     Per Share
                                        (Numerator)    (Denominator)     Amount      (Numerator)    (Denominator)   Amount
                                        ------------------------------------------ ----------------------------------------
Basic EPS:
  Loss available to
     common stockholders                $   (2,126)    11,817,193     $  (0.18)      $  (7,191)     11,380,180     $  (0.63)
Effect of dilutive
securities:
  Convertible notes payable                      -              -            -               -               -            -
  Options and warrants                           -              -            -               -               -            -
                                        ------------------------------------------ ----------------------------------------
Diluted EPS:
  Loss available to
     common stockholders                $   (2,126)    11,817,193     $  (0.18)      $  (7,191)     11,380,180     $  (0.63)
                                        ========================================== ========================================

Convertible notes payable outstanding as of March 31, 2002, convertible into 4,642,202 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the three and nine months ended March 31, 2002 and 2001, as the inclusion of the converted notes would be anti-dilutive for these periods.

Options and warrants to purchase 3,025,178 shares of common stock at prices ranging from $1.69 to $24.00 per share were outstanding for the three and nine months ended March 31, 2002 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average price of the common shares during the three and nine months ended March 31, 2002. Options are included under the treasury stock method to the extent they are dilutive.

Options to purchase 8,000 shares of common stock at $2.813 per share were outstanding as of the three and nine months ended March 31, 2001 but were not included in the computation of diluted EPS as the inclusion of these options would be anti-dilutive. These options expire March 31, 2011.

Options and warrants to purchase 3,562,115 shares of common stock, at prices ranging from $3.44 to $24.00 per share, were outstanding as of the three and nine months ended March 31, 2001 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares during the three and nine months ended March 31, 2001. The options expire between April 10, 2001 and February 12, 2011.

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

4. Statements of Cash Flows - Supplemental Information

(a) Cash paid for interest costs was $4.3 million and $3.9 million for the nine months ended March 31, 2002 and March 31, 2001, respectively. The Company capitalized interest of approximately $1.4 and $2.4 million during the nine months ended March 31, 2002 and 2001, respectively.

(b) The Company paid no income taxes during the nine months ended March 31, 2002 and March 31, 2001.

5. Credit Facilities

In June 1997, the Company signed an agreement with a financial institution securing a $10.0 million revolving line of credit (the "Revolving Line of Credit") that the Company may use for working capital purposes. As of August 8, 2000, $4.5 million was drawn on the line of credit. On August 9, 2000, the Company entered into a $15 million revolving credit facility with a different financial institution, which provides a working capital line of credit with a letter of credit sub-limit of $10.0 million (the "New Credit Facility"). This New Credit Facility replaced the $10 million Revolving Line of Credit. Certain assets of the Company collateralize the New Credit Facility. The term of the new agreement was through August 2003. In conjunction with the Astrotech Financing, discussed below, of its satellite processing facility in Titusville, Florida in August 2001, the terms of the New Credit Facility were amended. Space Media, Inc. is no longer a party to the New Credit Facility and the maximum amount allowable to be drawn under the New Credit Facility was reduced to $6.5 million. Effective as of October 24, 2001 the New Credit Facility was further amended. New covenants were established and the term of the agreement was revised to July 31, 2002 with a reduction in the maximum amount allowable to be drawn under the New Credit Facility to $6.5 million.

Effective December 31, 2001, the New Credit Facility was further amended. Certain collateral was released by the financial institution and the maximum amount allowable to be drawn under the New Credit Facility will be reduced each month beginning January 1, 2002 through July 1, 2002. As of March 31, 2002, $3.4 million was drawn on the New Credit Facility and the maximum amount allowable to be drawn under the New Credit Facility is $4.25 million as of March 31, 2002.

In July 1997, Astrotech obtained a five-year term loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB, and provides for loans of up to $15.0 million for general corporate purposes and equipment financing. In conjunction with the Astrotech financing of its satellite processing facility in Titusville, Florida in August 2001, approximately $3.1 million of the Term Loan Agreement was repaid. As of March 31, 2002, the Company had loans payable of $282,000 related to equipment financing at the Company's JE subsidiary only.

In December 1998, the Company amended its agreement with Alenia Spazio S.p.A. ("Alenia") relative to the subordinated convertible notes payable to shareholder with an outstanding balance of $11.9 million. In consideration for a payment of $4.0 million, Alenia agreed to reduce the annual interest rate from 12 percent to 10 percent on the outstanding balance as of January 1, 1999, and the interest payment due for the quarter ended December 31, 1998, was waived resulting in an effective interest rate of 8.75 percent. The maturity date of this debt was August 1, 2001 and was subsequently extended to November 15, 2001 to provide for completion of a restructuring agreement. On November 15, 2001 the Company entered into an agreement with Alenia to restructure the terms of this debt to provide for a $3.0 million payment of principal and interest on December 31, 2001 and quarterly amortization of the remaining principal beginning March 2002 through December 2003. In addition, the interest rate was reduced to 8 percent. The payments required under the agreement were made on December 31, 2001 and March 31, 2002 and the outstanding balance is $4.5 million as of March 31, 2002.

In October 1997, the Company completed a private placement offering for $63.3 million of aggregate principal of its 8% Convertible Subordinated Notes due 2007. Interest is payable semi-annually. The notes are convertible into the common stock of the Company at a rate of $13.625 per share. This offering provided the Company with net proceeds of approximately $59.9 million which were used for capital expenditures associated with the development and construction of space related assets, the purchase of Johnson Engineering and for other general corporate purposes.

On August 30, 2001, SPACEHAB's Astrotech subsidiary completed a $20.0 million financing of its satellite processing facility expansion project in Titusville, Florida with a financial institution. The proceeds of this financing were used to complete the construction of the payload processing facility and supporting infrastructure. The loan is collaterized primarily by the multi year payload processing contracts with The Boeing Company ("Boeing") and Lockheed Martin Corporation ("Lockheed Martin"). Interest accrues on the outstanding principal balance at a LIBOR-based rate, adjustable quarterly. The loan matures on January 15, 2011. In conjunction with this financing, a swap agreement was entered into to provide for a fixed rate of interest under the loan commitment beginning January 2002. The value of the swap agreement declined by approximately $425,000 during the nine months ended March 31, 2002 due to declines in the market rate of interest. For the nine months ended March 31, 2002, $20.0 million was drawn on the loan and $400,000 of principal was repaid on January 15, 2002. The loan was converted from a construction loan to a term loan on December 31, 2001. Amortization of loan principal began on January 15, 2002 and continues on a quarterly basis through the loan maturity date. Interest is payable quarterly on the outstanding principal balance at the rate of 5.62%.

6. Asset Sales

On November 30, 2000, Astrium entered into an agreement with the Company to purchase the Company's Integrated Cargo Carrier ("ICC") and Vertical Cargo Carrier ("VCC") flight assets. The total purchase price of $15.4 million is comprised of both cash and services payments. The transaction will occur in two phases. The first phase is for the purchase of the ICC assets and the second phase is for the purchase of the VCC assets. Phase one of the transaction was completed during the three months ended March 31, 2001. SPACEHAB has entered into an agreement with Astrium to lease these assets for a period of four years with two additional four-year options. Phase two of the transaction is expected to be completed by June 30, 2002.

On August 2, 2001, SPACEHAB'S Astrotech subsidiary sold the assets of its Oriole sounding rocket program and related property for approximately $1.2 million to DTI Associates of Arlington, Virginia. The sale, effective July 26, 2001, turns over all physical and intellectual property assets of Astrotech's sounding rocket program, including the design of the Oriole Rocket, except for those assets required for Astrotech to fulfill the terms of an agreement with an existing customer. The terms of the sale are as follows: an initial cash payment at closing, five equal monthly payments beginning September 2001 and a promissory note of $655,000, bearing interest and secured by the Astrotech Sounding Rocket Program intellectual property and due July 26, 2002. Astrotech recognized a gain of approximately $1.1 million on the sale in the quarter ended September 30, 2002.

On August 9, 2001, SPACEHAB's Johnson Engineering ("JE") subsidiary sold its Filter Housing Machining operations assets and technology for approximately $850,000 to Clear Lake Industries Holdings LLC ("CLI"), a company recently formed by W.T. Short, retired SPACEHAB Senior Vice President for JE. The sale was effective July 1, 2001. The terms of the sale are as follows: an initial cash payment at closing and an interest-bearing of $567,000 note due June 29, 2006. The sale was recorded at book value.

7. Segment Information

Based on its organization, the Company currently operates in four major business segments: SPACEHAB, now designated Flight Services for Company management reporting, JE, Astrotech and Space Media, Inc. ("SMI"). Flight Services was founded to commercially develop space habitat modules and carriers that operate in the cargo bay of the Space Shuttles. Flight Services provides a turnkey service that includes access to the modules and carriers and provides integration and operations support services for both NASA and commercial customers. JE is primarily engaged in providing engineering services and products to the Federal Government and NASA, primarily under the Flight Crew System Development ("FCSD") Contract. Astrotech provides payload processing facilities to serve the satellite manufacturing and launch services industry. Astrotech currently provides launch site preparation facilities for flight ready satellites of major U.S. space launch companies and satellite manufacturers. SMI was established in April 2000 to develop space themed commercial business activities. The All Other segment, established this fiscal year, includes start up business units, which are expected to provide services to the Federal Government and NASA.

The Company's chief operating decision maker utilizes both revenue and income before taxes, including allocated interest based on the investment in the segment, in assessing performance and making overall operating decisions and resource allocations. As such, other income or expense items including taxes and corporate overhead have not been allocated to the various segments.

          (in thousands)
          Three Months Ended March 31, 2002

                                                           Pre-Tax         Net       Depreciation
                                                           Income         Fixed          And
                                            Revenue         (loss)        Assets     Amortization
                                         --------------------------------------------------------
          Flight Services                 $  12,212      $     211      $ 129,754       $   2,232
          Johnson Engineering                 9,813            481          1,654             422
          Astrotech                           2,530            299         47,022             294
          SMI                                   152           (311)            75              73
          All other                               4           (586)             -               -
                                          -------------------------------------------------------
                                          $  24,711      $      94      $ 178,505       $   3,021
                                          =======================================================

          Three Months Ended March 31, 2001

                                                          Pre-Tax           Net       Depreciation
                                                          Income           Fixed          And
                                           Revenue         (loss)          Assets     Amortization
                                         ---------------------------------------------------------
          Flight Services                 $  10,391       $  (1,613)     $ 131,794       $   1,265
          Johnson Engineering                12,671            (524)         2,671             409
          Astrotech                           1,230            (742)        31,984             251
          SMI                                   161          (1,482)           669              11
          All other                               -               -              -               -
                                          --------------------------------------------------------
                                          $  24,453       $  (4,361)     $ 167,118       $   1,936
                                          ========================================================

          Nine Months Ended March 31, 2002

                                                           Pre-Tax          Net       Depreciation
                                                            Income         Fixed          And
                                           Revenue         (loss)          Assets     Amortization
                                          --------------------------------------------------------
          Flight Services                 $  37,230       $  (2,075)     $ 129,754       $   7,887
          Johnson Engineering                29,940           1,717          1,654           1,233
          Astrotech                           6,765           1,877         47,022             768
          SMI                                   515          (1,357)            75             221
          All other                             280          (2,205)             -               -
                                          --------------------------------------------------------
                                          $  74,730       $  (2,043)     $ 178,505       $  10,109
                                          ========================================================

          Nine Months Ended March 31, 2001

                                                          Pre-Tax           Net       Depreciation
                                                          Income           Fixed          And
                                           Revenue         (loss)          Assets     Amortization
                                          ---------------------------------------------------------
          Flight Services                 $  30,924       $ (3,144)     $ 131,794        $   4,126
          Johnson Engineering                40,702           (330)         2,671            1,236
          Astrotech                           3,444         (2,609)        31,984              731
          SMI                                   324         (4,402)           669               27
          All other                               -              -              -                -
                                          ---------------------------------------------------------
                                          $   75,394       $ (10,485)   $ 167,118        $   6,120
                                          =========================================================

8. Investment in SMI

Pursuant to agreements entered into as of September 27, 2001, eScottVentures II, LLC, of Melbourne, Florida, purchased 5,914,826 newly issued shares of SMI's Series A redeemable, convertible preferred stock for $750,000. These shares are convertible at the option of the holder one for one into SMI common stock. Holders of the Series A preferred stock are entitled to receive dividends only when and if declared by SMI's Board. On and after September 28, 2004, the holders of at least two-thirds of the outstanding Series A preferred stock can require SMI to redeem their shares. eScottVentures II appointed a representative to SMI's board of directors along with its equity stake. SPACEHAB's ownership in Space Media, Inc. has been reduced to approximately 51% based on voting rights as a result of eScottVentures II equity investment. In February 2002, eScottVentures II's representative resigned his seat on the board of directors. SPACEHAB is required to record 100% of SMI's losses for financial reporting purposes.

9. Depreciation of Property, Plant and Equipment

Effective January 1, 2002, the company extended the estimated useful life of its space flight assets, which is a component of property, plant and equipment, through June 30, 2016. This change in accounting estimate is treated prospectively and is based on currently available information which extends the expected life of the international space station and Space Shuttles through at least 2016. The change in the asset life is estimated to reduce annual depreciation expense by approximately $2.5 million.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

This document may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including (without limitation) the "General" and "Liquidity and Capital Resources" sections of this Item 2. Such statements are subject to certain risks and uncertainties, including those discussed herein, which could cause actual results to differ materially from those projected in the statements. In addition to those risks and uncertainties discussed herein, such risks and uncertainties include, but are not limited to, whether the Company will fully realize the economic benefits under its U.S. National Aeronautics and Space Administration ("NASA") and other customer contracts, the successful commercialization of the Research Double Module and related new commercial space assets, deployment of the ISS, technological difficulties, product demand and market acceptance risks, the effect of economic conditions, uncertainty in government funding and the impact of competition.

SPACEHAB was incorporated in 1984 to commercially develop space habitat modules that operate in the cargo bay of the Space Shuttles. SPACEHAB business segments and subsidiaries now include Space Flight Services, Johnson Engineering (JE), Astrotech Space Operations and Space Media, Inc. ("SMI").

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

The Company currently operates under two significant contracts with NASA: (1) the REALMS Contract, currently a $224.5 million firm fixed price contract for Space Shuttle system and International Space Station ("ISS") research and logistics services that commenced in December 1997 with a period of performance through December 2003; and (2) the FCSD contract is currently a $382.3 million multitask cost-plus-award and incentive-fee contract, that commenced in May 1993 and was scheduled to conclude in April 2001. NASA has exercised its option to extend certain tasks for an additional year through April 2002. NASA has recently extended the contract through September 30, 2002 and also approved three 1-month contract extensions through December 31, 2002.

The REALMS contract also provides SPACEHAB with an opportunity to significantly increase its revenue through commercial sales of a portion of the payload capacity on each of its NASA missions; the value of this commercial capacity to date is approximately $38.3 million. SPACEHAB has flown five Space Shuttle missions under the REALMS contract to date. Remaining missions under this contract are STS-107 (Research Double Module, scheduled to launch in July 2002), STS-116 (Logistics Single Module, 2003), and STS-118 (Logistics Single Module,
2003).

SPACEHAB has a $17.9 million contract with The Boeing Company, NASA's prime contractor for the International Space Station (ISS), to provide an Integrated Cargo Carrier (ICC) for an ISS logistics mission flown March 2001 and a deployable ICC for an ISS mission scheduled to launch in January 2003.

During the year ended June 30, 2000, Astrotech completed negotiations of long-term extensions to payload processing contracts with its two largest customers, Boeing and Lockheed Martin. Astrotech received a six-year contract from Lockheed Martin for Atlas V payload processing (with options through 2010) and a ten-year contract from Boeing for Delta IV payload processing. Lockheed Martin exercised one of its available five, one-year extensions during the year ended June 30, 2001. The minimum revenue commitments under these contracts combined is $85 million over 10 years. Astrotech also has an exclusive multiyear agreement to process all Sea Launch payloads at the Sea Launch facility in Long Beach, California.

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

JE generates revenue primarily from its multiyear cost plus award and incentive-fee contract with NASA. JE's flight crew support services include operations, training and fabrication of mockups at NASA's Neutral Buoyancy Laboratory, and at NASA's Space Vehicle Mockup Facility ("SVMF"), where astronauts train for both Space Shuttle and International Space Station missions. JE also designs and fabricates flight hardware, provides crew operations and stowage integration support, human systems engineering support and is also responsible for configuration management support to the ISS Program Office. With respect to the FCSD cost-plus award and incentive fee contract, Johnson Engineering Corporation's ("JE") revenue is recognized based on costs incurred plus a proportionate amount of estimated fee earned. Award fees, which provide earnings based on the Company's contract performance as determined by the National Aeronautics and Space Administration ("NASA") evaluations, are recorded when the amounts can be reasonably estimated, or when awarded. Changes in estimated costs to complete and estimated amounts recognized as award fees are recognized in the period they become known. JE is also generating commercial revenue under both fixed price and time and material contracts.

Astrotech revenue is derived from various multiyear fixed price contracts with satellite and launch vehicle manufacturers. The services and facilities Astrotech provides to its customers support the final assembly, checkout and countdown functions associated with preparing a satellite for launch. This preparation includes: the final assembly and checkout of the satellite, installation of the solid rocket motors, loading of the liquid propellant, encapsulation of the satellite in the launch vehicle, transportation to the launch pad and command and control of the satellite during pre-launch countdown. Revenue provided by the Astrotech payload processing facilities is billed and recognized on a quarterly basis under the terms of its existing long term contracts. In addition, Astrotech generates revenue from an exclusive multiyear agreement to process all Sea Launch program payloads at the Sea Launch facility in Long Beach, California.

Space Media, Inc. generated $515,000 of revenue for the period ended March 31, 2002 primarily through its wholly owned subsidiary, The Space Store, an online retail business, from the sale of space-related products.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

Revenue. Revenue increased by 1% to approximately $24.7 million as compared to
-------
$24.5 million for the three months ended March 31, 2002 and 2001, respectively. For the three months ended March 31, 2002, revenue of $12.2 million was recognized from the REALMS Contract with NASA and with related commercial customers, $9.8 million from JE primarily under the FCSD and Configuration Management Contract ("CM"), $2.5 million from Astrotech and $152,000 from SMI operations. In contrast, for the three months ended March 31, 2001, revenue of $10.4 million was recognized from the REALMS Contract with NASA and with related commercial customers, $12.7 million from JE under the FCSD Contract, $1.2 million from Astrotech and $161,000 from SMI operations. The increase in revenue under the REALMS contract is primarily attributable to the increased integrations and operations activity as STS-107 approaches its July 2003 launch date. The change in the revenue at JE decreased due to the deletion of various tasks, primarily flight hardware, when the FCSD contract was modified in structure. Astrotech's revenue increase is due primarily to the structure of the multiyear contracts with its two largest customers, Boeing and Lockheed, whereby revenue is billed and recognized on a quarterly basis for cost incurred.

Costs of Revenue. Costs of revenue for the three months ended March 31, 2002
----------------
decreased by 16% to $18.2 million, as compared to $21.9 million for the three months ended March 31, 2001. For the period ended March 31, 2002, integration and operations costs for the REALMS and related commercial customer contracts were $6.0 million, $8.8 million for JE, $1.2 million for Astrotech payload processing, $30,000 for SMI, and $2.1 million of depreciation expense. For the three months ended March 31, 2001, integration and operations costs for the REALMS and related commercial customer contracts were $7.9 million, $11.6 million for JE, $1.1 million for Astrotech payload processing, $111,000 for SMI, and $1.2 million of depreciation expense. The decrease in costs of revenue under the REALMS contract and related commercial customers is primarily due to a reduction in costs incurred on missions which were completed in the period ended March 31, 2001. The decrease at JE is primarily due to the deletion of the tasks for delivery of flight hardware products from the FCSD contract. The increase in depreciation expense is primarily attributable to deprecation of the Research Double Module ("RDM") which was placed in service in January 2001, partially offset by the extension of the useful life of the flight modules to 2016.

Operating Expenses. Operating expenses decreased 13% to approximately $4.9
------------------
million for the three months ended March 31, 2002 as compared to approximately $5.7 million for the three months ended March 31, 2001. Selling, general and administrative expenses decreased approximately $739,000 compared to the same period last year primarily due to refocusing the efforts of SMI partially offset by expenses associated with costs relating to competition for a contract with NASA's Marshall Space Flight Center in Huntsville, Alabama. SMI's expenses decreased approximately $1.1 million for the three months ended March 31, 2002 as compared to the same period last year.

Research and Development ("R&D") expenses decreased approximately $23,000 for the three months ended March 31, 2002 as compared to the comparable period in the prior year due to the Company's emphasis on completing existing assets in progress and limiting new projects.

Interest and Other Expense. Interest expense was approximately $1.4 million for
--------------------------
the three months ended March 31, 2002 and approximately $1.5 million for the three months ended March 31, 2001. There was also approximately $422,000 and $239,000 of interest capitalized for the three months ended March 31, 2002 and 2001, respectively. The increase in interest expense is due to less capitalized interest in the three months ended March 31, 2002 than in the three months ended March 31, 2001. Interest is capitalized based on the construction of the Company's modules and additional facilities being constructed by Astrotech.

Interest and Other Income. Interest and other income was approximately $2,000
-------------------------
for the three months ended March 31, 2002 as compared to $223,000 of income for the three months ended March 31, 2001. Due to the Company's efforts to minimize borrowings under the line of credit and the low interest rates currently available, there were minimal excess funds to invest.

Income Taxes. Based on the Company's projected taxable status for fiscal year
------------
2002, the Company recorded a tax expense of approximately $28,000 for the three months ended March 31, 2002 as compared to a tax benefit of $1.4 million for the three months ended March 31, 2001.

Net Income (Loss). The net income for the three months ended March 31, 2002 was
-----------------
approximately $66,000 or $0.01 per share basic and $0.00 per share diluted on 11,971,906 shares and 13,308,778 shares respectively as compared to net loss of $3.0 million or $0.26 per share (basic and diluted EPS) on 11,419,703 shares for the three months ended March 31, 2001.

For the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001.

Revenue. Revenue decreased 1% to approximately $74.7 million for the nine months
-------
ended March 31, 2002 as compared to $75.4 million for the nine months ended March 31, 2001. For the nine months ended March 31, 2002, revenue of $37.2 million was recognized from the REALMS Contract with NASA and with related commercial customers, $30.2 million from JE primarily under the FCSD Contract, $6.8 million from Astrotech, and $515,000 from SMI. In contrast, for the nine months ended March 31, 2001, revenue of $30.9 million was recognized from the REALMS Contract with NASA and with related commercial customers, $40.7 million from JE under the FCSD Contract, $3.5 million from Astrotech, and $324,000 for SMI. The increase in revenue under the REALMS contract is primarily attributable to the equitable adjustment added to the contract during the second fiscal quarter and the increased integrations and operations activity as STS-107 approaches its launch date of July 2002. Revenue at JE decreased due to the deletion of various tasks, primarily flight hardware, when the FCSD contract was modified in structure. Astrotech's revenue increase is due primarily to the structure of the multiyear contracts with its two largest customers, Boeing and Lockheed, whereby revenue is billed and recognized on a quarterly basis for cost incurred.

Costs of Revenue. Costs of revenue for the nine months ended March 31, 2002
----------------
decreased by 10% to $58.6 million, as compared to $65.2 million for the comparable period last year. For the nine months ended March 31, 2002, integration and operations costs for the REALMS and related commercial customer contracts were $20.7 million, $26.8 million for JE, $3.1 million for Astrotech payload processing, $434,000 for SMI, and $7.6 million of depreciation expense. For the nine months ended March 31, 2001, integration and operations costs for the REALMS and related commercial customer contracts were $21.3 million, $36.5 million for JE, $3.1 million for Astrotech payload processing, $316,000 for SMI, and $4.0 million of depreciation expense. The increase in cost of revenue under the REALMS contract and related commercial customers is due primarily to increased integrations and operations activity for STS-107 as it approaches its July 2002 launch date. The decrease at JE is primarily due to the deletion of the tasks for delivery of flight hardware products from the FCSD contract. The increase in depreciation expense is primarily attributable to depreciation of the RDM which was placed in service in January 2001, partially offset by the extension of the useful life of the flight modules to 2016.

Operating Expenses. Operating expenses decreased approximately 16% to
------------------
approximately $15.1 million for the nine months ended March 31, 2002 as compared to approximately $17.9 million for the nine months ended March 31, 2001. Selling, general and administrative expenses decreased as compared to the same period last year primarily due to refocusing the efforts of SMI partially offset by expenses associated with costs relating to competition for a contract with NASA's Marshall Space Flight Center in Huntsville, Alabama. SMI's expenses decreased approximately $3.0 million for the nine months ended March 31, 2002 as compared to the same period last year.

R&D expenses decreased by approximately $75,000 for the period ended March 31, 2002 as compared to the comparable period last year due to the Company's emphasis on completing existing assets in progress and limiting new projects.

Interest and Other Expense. Interest expense was approximately $4.2 million for
--------------------------
the nine months ended March 31, 2002 and approximately $3.1 million for the nine months ended March 31, 2001. There was also approximately

$1.4 million and $2.4 million of interest capitalized for the nine months ended March 31, 2002 and 2001, respectively. The increase in interest expense is due to less capitalized interest in the nine months ended March 31, 2002 than in the nine months ended March 31, 2001. Interest is capitalized based on the construction of the Company's modules and additional facilities being constructed by Astrotech.

Interest and Other Income. Interest and other income was approximately $1.1
-------------------------
million and $386,000 for the nine months ended March 31, 2002 and 2001, respectively. The Company recorded a gain of approximately $1.1 million on the sale of the Oriole Sounding Rocket assets during the nine months ended March 31, 2002. Interest income is earned on the Company's short-term investments. Due to the Company's efforts to minimize borrowing under the line of credit and the low interest rates currently available, there were minimal excess funds to borrower.

Income Taxes. Based on the Company's projected taxable status for fiscal year
------------
2002, the Company recorded a tax expense of approximately $83,000 for the nine months ended March 31, 2002, as compared to $3.3 million tax benefit recorded for the nine months ended March 31, 2001.

Net Income (Loss). The net loss for the nine months ended March 31, 2002 was
-----------------
approximately $2.1 million or $0.18 per share (basic and diluted EPS) on 11,817,193 shares as compared to net loss of $7.2 million or $0.63 per share (basic and diluted EPS) on 11,380,180 shares for the nine months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

In June 1997, the Company signed an agreement with a financial institution securing a $10.0 million revolving line of credit (the "Revolving Line of Credit") that the Company may use for working capital purposes. As of August 8, 2000, $4.5 million was drawn on the line of credit. On August 9, 2000, the Company entered into a $15 million revolving credit facility with a different financial institution, which provides a working capital line of credit with a letter of credit sub-limit of $10.0 million (the "New Credit Facility"). This New Credit Facility replaced the $10 million Revolving Line of Credit. Certain assets of the Company collateralize the New Credit Facility. The term of the new agreement was through August 2003. In conjunction with the Astrotech Financing, discussed below, of its satellite processing facility in Titusville, Florida in August 2001, the terms of the New Credit Facility were amended. Space Media, Inc. is no longer a party to the New Credit Facility and the maximum amount allowable to be drawn under the New Credit Facility was reduced to $6.5 million. Effective as of October 24, 2001 the New Credit Facility was further amended. New covenants were established and the term of the agreement was revised to July 31, 2002 with a reduction in the maximum amount allowable to be drawn under the New Credit Facility to $3.0 million in May 2002. Effective December 31, 2001, the New Credit Facility was further amended. Certain collateral was released by the financial institution and the maximum amount allowable to be drawn under the New Credit Facility will be reduced each month beginning January 1, 2002 through July 1, 2002. As of March 31, 2002, $3.4 million was drawn on the New Credit Facility and the maximum amount allowable to be drawn under the New Credit Facility is $4.25 million as of March 31, 2002.

In July 1997, Astrotech obtained a five-year term loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB, and provides for loans of up to $15.0 million for general corporate purposes and equipment financing. In conjunction with the Astrotech financing of its satellite processing facility in Titusville, Florida in August 2001, approximately $3.1 million of the Term Loan Agreement was repaid. As of March 31, 2002, the Company had loans payable of $282,000 related to equipment financing at the Company's JE subsidiary only.

On October 21, 1997, the Company completed a private placement offering of convertible subordinated notes payable (the "Notes Offering"), which provided the Company with net proceeds of approximately $59.9 million which were used for capital expenditures associated with the development and construction of space related assets, the purchase of JE on July 1, 1998, and for general corporate purposes.

In December 1998, the Company amended its agreement with Alenia Spazio S.p.A. ("Alenia") relative to the subordinated convertible notes payable to shareholder with an outstanding balance of $11.9 million. In consideration for a payment of $4.0 million, Alenia agreed to reduce the annual interest rate from 12 percent to 10 percent on the outstanding balance as of January 1, 1999, and the interest payment due for the quarter ended December 31, 1998, was waived resulting in an effective interest rate of 8.75 percent. The maturity date of this debt was August 1, 2001 and was subsequently extended to November 15, 2001 to provide for completion of a restructuring agreement. On November 15, 2001 the Company entered into an agreement with Alenia to restructure the terms of this debt to provide for a $3.0 million payment of principal and interest on December 31, 2001 and quarterly amortization of the remaining principal beginning March 2002 through December 2003. In addition, the interest rate was reduced to 8 percent. The payments were made on December 31, 2001 and March 31, 2002 and the outstanding balance is $4.5 million as of March 31, 2002.

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

         Cash Flows from Operating Activities. Cash flows provided by operating activities for the nine months ended March 31, 2002 and March 31, 2001 were $4.5 million and $19.4 million, respectively. The significant change during the nine months ended March 31, 2002 was the decrease in deferred flight revenue due primarily to completion of various tasks required under the REALMS and related commercial contracts. Accounts payable and accrued expenses decreased by $5.6 million due to payments made to various vendors. Accounts receivable decreased due to collections from various customers primarily under the REALMS and FCSD contracts. The increase in depreciation and amortization from $6.6 million to $10.7 million, is primarily the result of the completion of the Research Double Module which was completed in December 2000.

         Cash Flows from Investing Activities. For the nine months ended March 31, 2002 and 2001, cash flows used for investing activities were approximately $13.3 million and $18.6 million, respectively. For the period ended March 31, 2002, approximately $11.7 million was spent on the payload processing facilities at Astrotech relative to the contract extensions with Boeing and Lockheed Martin. In addition, $2.3 million was spent on various flight assets including the Vertical Cargo Carrier which will be sold a Astrium in June 2002. The Company received $833,000 in cash proceeds from the sale of the Oriole sounding rocket assets and the equipment sold to Clear Lake Industries. For the period ended March 31, 2001, the Company received $5.0 million from Astrium for the phase I sale of the ICC assets. In addition, approximately $5.9 million was spent for the construction of payload processing facilities at Astrotech primarily related to the contract extensions with Boeing and Lockheed Martin and $16.1 million was spent for the construction of flight assets, primarily the RDM, the EnterpriseTM module and the Spacehab Universal Communications System ("SHUCS").

         Cash Flows from Financing Activities. Cash flows provided by financing activities were approximately $9.9 million and $1.2 million for the nine months ended March 31, 2002 and 2001, respectively. The Company paid $11.5 million of debt during the nine months ended March 31, 2002, including the loan payable, the note payable, the revolving line of credit, the construction loan and the payment to Alenia. $3.1 million of the loan payable was paid in conjunction with the Astrotech financing. The Company received $20.0 million relative to the Astrotech financing and repaid $400,000. The Company received $750,000 in the form of external equity investment in SMI. During the period ended March 31, 2001, $3.7 million was drawn on the revolving line of credit and $2.9 million under various credit agreements was subsequently repaid.

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

Due to changes in the external markets, the Company reevaluated its strategy. Beginning in January 2001, management began an aggressive multifaceted financial and operations plan to improve the Company's financial position and liquidity. This plan included the following components: i) completing the external financing for the new facility required to support operations at Astrotech's Florida location; ii) reducing operating costs and establishing an operating plan for fiscal year 2002 which provides for sufficient cash flow to support efficient operations; iii) renegotiating the terms and conditions of the revolving line of credit; iv) limiting cash commitments for future capital investments and new asset development; v) restructuring the repayment of certain debts maturing in fiscal year 2002; vi) divesting non-core assets; vii) obtaining external investor funding for its Space Media subsidiary; viii) completing negotiations for certain contract equitable adjustments due to the Company under it long-term services contract with NASA; and ix) improving the overall liquidity of the Company. Management has completed items i through viii of the financial and operations plan and continues to focus on continued improvement in Company liquidity. Consistent with this focus management has pursued additional cost reduction efforts and consistently reduced outstanding debt obligations and is concentrated on attainment of the annual operating plan for fiscal year 2002. Management continues to focus on expanding its existing customer base and pursuing new business opportunities as part of its plan to increase asset utilization and increase backlog to drive future profitability.

Under this plan, the Company undertook extensive efforts to reduce cash required for both operations and capital investments. Specifically, the Company took steps to reduce overhead beginning in the third quarter of the fiscal year 2001 and reduced its workforce by approximately 10%. The Company's fiscal year 2002 operating plan will continue to realize efficiencies from these actions. In August 2001, Astrotech completed documentation and obtained $20 million of financing for the expansion of its payload processing facilities. The financing provided funds for completion of the facility construction as well as a return of approximately $7.7 million of previously invested working capital of the Company. The Company used approximately $3.1 million of these working capital funds to repay an existing obligation under Astrotech's credit facility.

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

Under this plan, the Company also refocused the scope of SMI's operations on near term initiatives in order to maximize the potential return of capital invested to date in SMI. Pursuant to agreements entered into as of September 27, 2001, eScottVentures II, LLC, of Melbourne, Florida, purchased 5,914,826 newly issued shares of SMI's Series A redeemable, convertible preferred stock for $750,000. These shares are convertible at the option of the holder one for one into SMI common stock. Holders of the Series A preferred stock are entitled to receive dividends only when and if declared by SMI's Board. On and after September 28, 2004, the holders of at least two-thirds of the outstanding Series A preferred stock can require SMI to redeem their shares. eScottVentures II appointed a representative to SMI's board of directors along with its equity stake. SPACEHAB's ownership in Space Media, Inc. has been reduced to approximately 51% based on voting rights as a result of eScottVentures II equity investment. In February 2002, eScottVentures II's representative resigned his seat on the board of directors. SPACEHAB is required to record 100% of SMI's losses for financial reporting purposes.

On October 24, 2001, the Company completed negotiations with its senior lender to revise the terms and conditions of the New Credit Facility. The revised terms and conditions provide for new covenants, a maturity date of July 31, 2002 on the facility and a reduction in the loan value to $3.0 million in May 2002. On January 16, 2002 the New Credit Facility was further amended. Pursuant to the amendment, effective as of December 31, 2001, certain collateral was released by the financial institution and the maximum amount allowable to be drawn under the New Credit Facility will be reduced each month beginning January 1, 2002 through July 1, 2002. The Company is in compliance with all material terms and conditions of the New Credit Facility. The Company is actively seeking a new lending arrangement with a commercial lender prior to the expiration of the term of the New Credit Facility.

On November 15, 2001 the Company entered into an agreement with Alenia to restructure its existing obligation. The revised agreement provides for a payment of $3.0 million on December 31, 2001 and quarterly amortization of the remaining principal beginning March 2002 through December 2003. In addition, the interest rate was reduced to 8 percent. The payments required under the agreement were made on December 31, 2001 and March 31, 2002 and the outstanding balance is $4.5 million.

During the nine months ended March 31, 2002, the Company has repaid approximately $11.5 million of obligations under various credit agreements and the revolving line of credit. The Company's plans indicate that all cash generated from operations during the current fiscal year will be used to fund operations and reduce existing debt.

The following table summarizes the contractual obligations of the Company and its subsidiaries at March 31, 2002, for the current fiscal and future periods. The terms of certain contractual obligations are such that repayment may be accelerated under certain circumstances.

Contractual Obligations
($ in thousands)

                                                             Remaining
                                                                In
                                                               Fiscal     Fiscal   Fiscal    Fiscal
                                               At               Year       Year     Year      Year
Contractual Obligations                       March 31, 2002    2002       2003     2004      2005      Thereafter
---------------------------------------------------------------------------------------------------------------------
Long-term Debt                                $       71,351       2,732     3,452   1,360           0      $ 63,250
Construction Loan Payable                             19,600         484     2,039   2,218       2,412        12,447
Capitalized Leases                                        61          11        28      22           1             0
Operating Leases                                       8,827         567     1,824     864         668         4,904
---------------------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations            $       99,839    $  3,794   $ 7,344 $ 4,464      $3,081      $ 80,601
                                              =======================================================================

As discussed above, management has successfully implemented and completed a majority of its financial and operating plan begun in the third quarter of the fiscal year 2001 and continues to manage costs and execute the Company's fiscal year financial plan. The Company believes that continued achievement of its operating plan will generate sufficient cash flows from operations. Funds provided from its Astrotech expansion financing, borrowings under the New Credit Facility and spending reductions related to discretionary capital expenditures and other expenses will be sufficient to enable the Company to meet its cash requirements for the next twelve months. If the Company is unable to successfully execute its financial plan for the fourth quarter of FY 2002 and future periods, cash flow may be insufficient to cover the Company's operating and debt service requirements in fiscal year 2002 and in future periods.

Recent Accounting Pronouncements
--------------------------------

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." The Statement eliminates the requirement to amortize costs in excess of net assets acquired (goodwill) under the purchase method of accounting, and sets forth a new methodology for periodically assessing and, if warranted, recording impairment of goodwill. Early adoption of this standard is permitted July 1, 2001, however, the Company did not adopt the new standard early. The Company will be required to adopt the new rules effective July 1, 2002. The elimination of amortization of goodwill is expected to increase pretax earnings by approximately $1.0 million. The Company will analyze and assess the impairment provisions of the new Statement, but has not yet determined the impact, if any, of the adoption of those provisions.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

SPACEHAB's primary exposure to market risk relates to interest rates. SPACEHAB's financial instruments which are subject to interest rate risk principally include the New Credit Facility, the Term Loan Agreement and fixed rate long-term debt. SPACEHAB's long-term debt obligations are generally not callable until maturity. On August 30, 2001 SPACEHAB's Astrotech Space Operations, Inc. subsidiary completed a financing for a building under construction. In conjunction with this financing, a swap agreement was entered into to provide for a fixed rate of interest under the loan commitment beginning January 2002. The value of the swap agreement declined by approximately $425,000 during the nine months ended March 31, 2002 due to declines in the market rate of interest. SPACEHAB does not use any other interest rate swaps or derivative financial instruments to manage its exposure to fluctuations in interest rates.

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

                                       SPACEHAB, INCORPORATED

        Date: May 10, 2002             /s/ Julia A. Pulzone
                                       -------------------------------------
                                           Julia A. Pulzone
                                           Senior Vice President, Finance
                                           and Chief Financial Officer


                                       /s/ Michael E. Kearney
                                       ----------------------------------------
                                           Michael E. Kearney
                                           President and Chief Operating Officer