Form 10-K
period 2002-06-30
SPACEHAB INC \WA\
filed 2002-09-17
CIK 1001907

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

       [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the Fiscal Year Ended June 30, 2002.

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

       Number of shares of Common Stock (no par value) outstanding as of August 23, 2002, 12,154,465. Aggregate market value of Common Stock (no par value) held by non-affiliates of the registrant on August 23, 2002, based upon the closing price of the Common Stock on the Nasdaq National Market of $1.01 was approximately $12,276,010.

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

                      Documents Incorporated by Reference:

Proxy Statement for the Annual Meeting of      Parts I, II, and III of Form 10-K
Stockholders to be held November 12, 2002.

PART I

         This document may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including (without limitation) statements under "Products and Services," "Company Strategy," "Dependence on a Single Customer," "Research and Development," "Competition" and "Backlog" in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" and "Liquidity and Capital Resources" in Item 7. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. In addition to those risks and uncertainties discussed herein, such risks and uncertainties include, but are not limited to, whether the Company will fully realize the economic benefits under its U.S. National Aeronautics and Space Administration ("NASA") and other customer contracts, continued utilization by NASA and others of the Company's habitat modules and related commercial space assets, completion of the International Space Station ("ISS"), continued availability and use of the U.S. Space Shuttle system, technological difficulties, product demand and market acceptance risks, the effect of economic conditions, uncertainty in government funding and the impact of competition.

Item 1.  Business

Company Background and History

SPACEHAB Inc. ("SPACEHAB" or "the Company") was incorporated in 1984. It is the first Company to commercially develop, own and operate pressurized habitat modules. SPACEHAB habitat modules and unpressurized cargo carriers provide space-based research facilities and cargo services for use aboard the U.S. Space Shuttle system. A SPACEHAB Single Module, when installed in the payload bay of a Space Shuttle, more than doubles the space available to astronauts for research, habitation and storage. SPACEHAB offers its modules in single and double versions, outfitted for research, logistics, or a combination research and logistics depending on customer needs. SPACEHAB's newest space flight asset is the Research Double Module ("RDM"). The Company also offers an unpressurized cargo carrier system, the Integrated Cargo Carrier ("ICC").

SPACEHAB modules can accommodate a combination of lockers, racks and soft stowage arrangements. They are outfitted to support laboratory research in the microgravity environment of space and also are capable of transporting food, clothing, equipment and other vital supplies to the International Space Station ("ISS"). The Company sells research and logistics services to NASA and other customers who want to use the modules and carriers in space. In addition to its flight assets, SPACEHAB offers a full range of ground-based pre- and post-flight experiment and payload processing services and in-flight operations support. As of June 30, 2002, SPACEHAB modules and ICCs had flown 17 successful missions on the Space Shuttle, including 12 logistics missions (five to the ISS and seven to the Russian space station Mir).

On February 12, 1997, SPACEHAB acquired the operating assets and business of Astrotech Space Operations Inc. ("Astrotech") from Northrop Grumman Corporation. Astrotech is a leading commercial provider of satellite processing services in the United States, supplying launch-site facilities used in the preparation of satellites by satellite manufacturers and space launch companies including Lockheed Martin Corporation ("Lockheed Martin"), The Boeing Company ("Boeing") and Orbital Sciences Corporation. In fiscal year 2002, Astrotech completed an additional facility in Titusville, Florida to process payloads for Evolved Expendable Launch Vehicles ("EELV") primarily for Lockheed Martin and Boeing. The Astrotech acquisition diversified SPACEHAB's customer base and broadened the Company's business base to include services that support satellite launches as well as human space flight activities.

SPACEHAB expanded its capability to support human space flight activities by acquiring Johnson Engineering Corporation ("JE") on July 1, 1998. With over 460 employees, JE supplies several critical services to NASA including flight crew training operations support, facility operations, and fabrication of space vehicle mockups and trainers at NASA's Neutral Buoyancy Laboratory ("NBL") and Space Vehicle Mockup Facility ("SVMF"), where astronauts train for Space Shuttle and ISS missions. JE also designs and fabricates flight hardware and provides stowage integration services and ISS configuration management support.

On April 11, 2000, the Company announced the formation of Space Media Inc. ("SMI"), a majority-owned subsidiary intended to create proprietary space-themed content for education and commerce. In fiscal year 2001, SMI acquired The Space Store, an online retail operation, anticipating that e-commerce would become an integral part of its Internet business. The Space Store currently offers an assortment of space-related products through its website, www.spacestore.com., and a retail facility adjacent to Space Center Houston. In fiscal year 2002, SMI activities were refocused to develop content for the STARS Academy global education program and pursue corporate promotion and advertising opportunities. As part of Space Media, the STARS program currently is planning to launch six experiments designed by students in Australia, China, Israel, Japan, Liechtenstein and the United States on Space Shuttle mission STS-107, currently scheduled to launch in January 2003. The results of these experiments will be available online at www.starsacademy.com/sts107.

In fiscal year 2000, SPACEHAB began design and construction of a commercial space station habitat module, in partnership with RSC Energia of Korolev, Russia. Named Enterprise(TM), this multipurpose module is intended to be attached to the ISS and could provide space station users habitation space, stowage space, communications, power and other utilities, and laboratory facilities for long-duration research. In the year ended June 30, 2001, SPACEHAB and Energia formed the Space Station Enterprise LLC ("SSE LLC"), a Delaware limited liability corporation, to complete development of Enterprise. SPACEHAB and Energia have an equal ownership interest in the SSE LLC. The LLC will be responsible for completing required financing for Enterprise and marketing and operating the facility planned as part of the ISS Russian Segment. Enterprise, if completed, would be launched in 2005 based upon the current ISS assembly schedule. Currently the ISS can only accommodate a three-person crew, which must spend most of its time maintaining the ISS with very little time for science. The ISS partners are in the process of evaluating four options, of which the Enterprise module constitutes two of the options, to increase crew time once requirements are clarified. The future utilization of Enterprise is expected to be determined within the next 9-12 months. Enterprise is actively being marketed to NASA and other potential users.

Company Strategy

SPACEHAB's goal is to be the world's leading provider of commercial space products and services, including human space flight support, space station logistics and satellite processing. SPACEHAB is committed to expanding its business with NASA while also diversifying its customer base by targeting new and related markets for space services. SPACEHAB's strategy for reaching these goals is described below.

      . Expanding the scope of business. SPACEHAB continues to focus on expanding its core business -- building on existing assets and Company expertise to offer new products and services. As it continues to provide research and resupply services on Space Shuttle missions, SPACEHAB is well positioned to anticipate emerging requirements for products and services supporting human space flight. With its acquisition of Astrotech in 1997 and JE in 1998, SPACEHAB diversified its revenue and customer base by targeting new space services markets in flight crew training support, facility operations and payload processing. SPACEHAB intends to augment its current core competencies by adding new services through strategic partnerships and innovative engineering.

      . Focusing on quality of service. SPACEHAB'S three business units products are known for providing high quality services, consistently earning excellent award fees and delivering flawless missions. SPACEHAB has successfully completed 17 Shuttle missions to date. The Company intends to maintain and enhance its reputation for product reliability, process innovation and performance excellence.

      . Maintaining its position as a low-cost service provider. SPACEHAB offers space services to NASA and other customers, using Company-owned and leased assets, on a fixed-price basis that the Company believes has proven to be a significantly less expensive alternative to the cost-plus basis used by conventional aerospace contractors. Through the application of commercial best practices in the development and operation of its hardware and facilities, SPACEHAB substantially reduces the cost, time and complexity typically associated with conventional government contractor services. SPACEHAB's JE subsidiary provides services to NASA under cost-plus award and incentive fee contracts as requested by the customer. Cost-plus contracts require separate pricing negotiations for individual task orders, allowing JE to implement process improvements to reduce cost.

      . Continuing entrepreneurial initiatives. SPACEHAB continues to develop and offer innovative business arrangements to meet customer requirements. The Company has repeatedly taken the initiative to improve its modules and payload processing services and deploy new assets in anticipation of customer needs. By focusing on quality, cost and responsiveness and recruiting talented and experienced personnel into its distinctly entrepreneur organization, SPACEHAB seeks to distinguish itself as an innovative and effective provider of commercial space services.

      . Leveraging international strategic alliances. SPACEHAB seeks to create and maintain strategic alliances with key international players in the space industry. Existing relationships include Astrium GmbH (formerly DaimlerChrysler Aerospace AG), Intospace GmbH, Mitsubishi Corporation, RSC Energia and Alenia Spazio S.p.A. On August 2, 1999, Astrium strengthened its strategic relationship with SPACEHAB by purchasing a $12.0 million equity stake in the Company. These alliances have produced and will continue to produce business opportunities with these partners, the governments of their respective countries and other industries within those countries.

Products and Services

SPACEHAB's business segments provide a range of products and services to the aerospace market. Space Flight Services provides space research and space station resupply services using pressurized habitat modules and unpressurized cargo carriers that fly on NASA's Space Shuttle. Johnson Engineering supplies critical services to NASA in support of human space flight, including flight crew training support, facility operations, and fabrication of space vehicle mockups and trainers. Astrotech is a leading commercial provider of satellite processing services. Space Media Inc., a majority-owned subsidiary, operates the STARS Academy global education program and also includes The Space Store, an online retail operation. SPACEHAB's Strategic Programs segment is responsible for developing flight hardware and formulating new business initiatives.

Flight Services

NASA and other users of the Space Shuttle and ISS must follow a complex set of procedures to prepare payloads for launch, operate them in space, and process them upon return. SPACEHAB's Flight Services business segment offers these users affordable, customer-friendly, turn-key, fixed-price payload services using Company-controlled assets. These services include payload scheduling, mission planning, safety analysis and certification, physical integration with a carrier (such as a SPACEHAB module), integration of carriers with the Space Shuttle, flight operations, data gathering and synthesis, and launch and landing site activities.

Flight Services is responsible for managing and operating the Company's fleet of single and double modules, ICCs, and supporting equipment. Modules and carriers are housed at the SPACEHAB Payload Processing Facility in Cape Canaveral, Florida. SPACEHAB Single Modules are aluminum cylinders, measuring 10 feet in length by 13.5 feet in diameter, that incorporate a patented design that includes a truncated top and flat end caps. These fully instrumented modules provide resources such as power, data management, thermal control and vacuum venting. Single Modules (payload capacity 4,800 lb.) are employed primarily for research and logistics missions. In fiscal year 1996, the Company completed development of the Logistics Double Module ("LDM" - payload capacity 10,000 lb.), optimized for resupply and used by NASA to carry vital supplies to cosmonauts and astronauts aboard the Russian space station Mir and the ISS.

In fiscal year 1997, the Company began full-scale development of its RDM (payload capacity 9,000 lb.), outfitted to serve as a microgravity laboratory. The RDM was completed in fiscal year 2001 and will make its first flight on NASA Shuttle mission STS-107, currently scheduled to launch on January 16, 2003. With the retirement of the government-owned Spacelab in 1998, SPACEHAB believes that its flight-proven modules position the Company to be the top provider of crew-tended space research capabilities for NASA's Space Fleet Shuttle.

SPACEHAB developed the ICC system of unpressurized payload carriers to transport cargo that does not require a pressurized environment. Cargo suitable for transport on the ICC includes ISS assembly components, astronaut tools, and spare parts. Based on a patented pallet technology (the Unpressurized Cargo Pallet or "UCP"), the ICC flies in what is ordinarily unused volume in the front of the Space Shuttle's cargo bay. It can be used alone or in combination with SPACEHAB Single or Double Modules to provide the optimum mix of pressurized and unpressurized cargo capacity on a single mission to the ISS. By expanding the capabilities of the Space Shuttle and offering flexibility in the mix of pressurized and unpressurized cargo carried on each mission, the ICC is a cost-effective option for ISS logistics.

SPACEHAB completed construction of the ICC in fiscal year 2000. The ICC initially flew on NASA's first supply mission to the ISS, Space Shuttle flight STS-96, in May 1999. In fiscal year 2001, the Company sold its ICC assets to Astrium and entered into an agreement with Astrium to lease back these assets for a period of four years with two additional four-year options. Through fiscal year 2002, the ICC had flown a total of five successful missions. Three more ICC flights are under contract. To meet particular NASA requirements for unpressurized cargo transport, SPACEHAB, in partnership with Astrium, developed a Vertical Cargo Carrier ("VCC", designed and built for SPACEHAB by RSC Energia). In fiscal year 2002, SPACEHAB completed construction of the VCC and sold this asset to Astrium. The ICC system, including the VCC and other derivatives, is a highly capable, flexible and adaptable payload transport option.

Johnson Engineering

SPACEHAB's JE subsidiary provides customer-responsive management and operation of complex facilities, high-end engineering services, high-fidelity flight mockup design and development, and disciplined configuration management of complex systems. JE performs several critical services for NASA, including support of flight crew training operations, facility operations, stowage integration, and ISS configuration management. JE provides flight mockups for NASA's Neutral Buoyancy Laboratory and Space Vehicle Mockup Facility, where astronauts train for Space Shuttle and ISS missions, and flight hardware such as crew equipment and crew quarters habitability outfitting.

JE's Flight Crew Systems Development ("FCSD") contract with NASA is a cost-plus award and incentive fee contract that commenced in May 1993 which was currently scheduled to conclude on April 30, 2002. In the fourth quarter 2002, NASA granted JE a five-month extension covering work from May 1 through September 30, 2002, plus options for three one-month extensions covering the period from October 1 through December 31, 2002. NASA has exercised all three of these one-month options, adding approximately $9 million in value and bringing the total value of the 2002 contract extension to $23.2 million and the total value of the contract from May 1993 through December 2002 to $391.3 million. NASA intends to recompete elements of this contract for calendar year 2003 and beyond. JE is competing to continue performing this work. NASA and JE are also negotiating a bridge contract for stowage engineering and decal lab support, which will cover work through December 31, 2003, with three two-month options through June 30, 2004.

JE is also leveraging its experience in building high-fidelity space vehicle mockups and trainers for NASA by developing additional commercial business in museum exhibit design engineering and fabrication. In fiscal year 2002, JE signed its first task order, for $1 million, under a new contract with KK.FTS Group of Japan to build a mockup of the International Space Station laboratory module Destiny for a new museum being built outside Tokyo. JE has also completed development of a major exhibit for Shanghai ScienceLand in China.

Astrotech

SPACEHAB's Astrotech subsidiary provides payload processing services to the satellite manufacturing and launch industries at Company-owned facilities in Titusville, Florida, near the Kennedy Space Center/Cape Canaveral launch complex, and at Vandenberg Air Force Base in California. Astrotech's payload processing services include support for spacecraft final mechanical assembly, electrical checkout, liquid propellant loading, solid rocket motor/ordnance installation, payload fairing encapsulation, providing vehicles for transport of payloads to the launch pad, and remote payload command and control through countdown. Payload processing requires specialized facilities located near the launch site. Astrotech's specialized facilities include environmentally controlled and hazard-proof work areas, airlock systems, and overhead crane systems.

Astrotech has long-term contracts in place with Lockheed Martin and Boeing to process payloads for EELVs. On August 21, 2002, Lockheed Martin successfully completed its first launch of the new Atlas V EELV. In support of the Lockheed Martin and Boeing contracts, Astrotech undertook a major facility expansion at its Florida site at a cost of approximately $30.5 million, building a new Spacecraft Processing Facility ("SPF") to support projected higher launch rates and larger sized payloads associated with new EELVs. In August 2001, Astrotech completed a $20 million financing of the expansion project. The new SPF, completed and dedicated in October 2001, is intended to support all planned configurations of the Delta IV and Atlas V EELVs. In fiscal years 2002 and 2001, expenditures for this expansion were approximately $15.2 million and $9.9 million, respectively.

Astrotech also has agreements with Boeing to support the processing of all Sea Launch Expendable Launch Vehicle ("ELV") payloads at Sea Launch facilities in Long Beach, California, and with Orbital Sciences Corporation to support the processing of ELV payloads.

In December 1998, Astrotech entered into a relationship with ATK (formerly Alliant Tech Services Inc.) to develop a new sounding rocket system called the Oriole. Astrotech completed a successful test launch of the Oriole on July 7, 2000, from NASA's Wallops Flight Facility in Virginia. In August 2001, following SPACEHAB's adoption of a cost-reduction plan, Astrotech sold the assets of its Oriole sounding rocket program to DTI Associates Inc. of Arlington, Virginia. The sale, effective July 26, 2001, turns over all physical and intellectual property assets of the Oriole program except for those required for Astrotech to fulfill the terms of an agreement with an existing customer.

Astrotech is pursuing additional business opportunities, including the provision of payload processing services to new U.S. government customers in the defense and intelligence communities and support for new space launch facilities internationally.

Space Media

On April 11, 2000, SPACEHAB announced the formation of SMI, a majority-owned subsidiary intended to create proprietary space-themed content for education and commerce. In fiscal year 2000, SMI acquired The Space Store, an online retail operation, anticipating that e-commerce could become an integral part of its Internet business. The Space Store currently offers space-related products through its website, www.spacestore.com, and a retail facility in Houston, Texas, near NASA's Johnson Space Center. In fiscal year 2001, SMI's focus was to develop content for STARS Academy(TM) and to pursue corporate promotion and advertising opportunities. STARS Academy is a global education program offering students opportunities to learn about and even participate in research aboard NASA's Shuttle and the ISS. As part of Space Media, the STARS Program currently is planning to launch six student-designed experiments for schools in Australia, China, Israel, Japan, Liechtenstein and the United States on Space Shuttle mission STS-107, currently scheduled to launch in January 2003. In fiscal year 2002, due to limited funding opportunities in the education industry and a struggling Internet content market, SMI reduced staffing and ended its marketing program for the STARS Program.

Other Operations

SPACEHAB's Strategic Programs segment is responsible for new initiatives intended to build on the Company's expertise, expand existing markets and develop new markets. This segment is responsible for developing innovative, affordable, "no-box" solutions to complex customer problems identified within the space industry.

In fiscal year 2000, SPACEHAB began design and construction of a commercial space station habitat module, in partnership with RSC Energia of Korolev, Russia. Named Enterprise(TM), this multipurpose module is intended to be attached to the ISS and could provide space station users habitation space, stowage space, communications, power and other utilities, and laboratory facilities for long-duration research. In the year ended June 30, 2001, SPACEHAB and Energia formed the Space Station Enterprise LLC ("SSE LLC"), a Delaware limited liability corporation, to complete development of Enterprise. SPACEHAB and Energia have an equal ownership interest in the SSE LLC. The LLC will be responsible for completing required financing for Enterprise and marketing and operating the facility planned as part of the ISS Russian Segment. Enterprise, if completed, would be launched in 2005 based upon the current ISS assembly schedule. Currently the ISS can only accommodate a three-person crew, which must spend most of its time maintaining the ISS with very little time for science. At an ISS partners' meeting currently scheduled for November/December 2002, four ISS configuration options will be reviewed and an option path may be endorsed. The future utilization of Enterprise is expected to be determined within the next 9-12 months. Enterprise is actively being marketed to NASA and other potential users.

In fiscal year 1996, SPACEHAB began development of a SPACEHAB Universal Communications System ("SHUCS") for use on the ISS and Space Shuttle. The Company invested $235,000 in this project during fiscal year 2002 and $6.0 million through the year ended June 30, 2002. SHUCS is a space-based commercial communications system designed to provide significantly increased on-orbit coverage using a reliable, low-bandwidth communication between Earth and low-earth-orbit vehicles using the Inmarsat Satellite system. The system can be used to communicate with the Space Shuttle or the ISS. As the SHUCS design is essentially complete, the next phase of the program will be to build, integrate and test the flight hardware, and outfit the ground communications facility. As of June 30, 2002, SHUCS development was on hold pending a revised business case.

SPACEHAB initiated development of the Docking Double Module ("DDM") during the second half of fiscal year 1999. DDM was conceived for the purpose of enabling Columbia, the oldest and heaviest orbiter in NASA's Shuttle fleet, to support ISS resupply operations. The DDM eliminates the need for the orbiter docking module and ancillary attachment hardware by allowing orbiters to dock directly to the roof of the Spacehab module. The DDM could increase orbiter payload capacity and the orbiters' capability to "reboost" or restore the desired orbit of the ISS. The DDM utilizes the design of the existing Spacehab modules, but provides for a reinforced "roof" to allow direct docking to the ISS. As of June 30, 2002, DDM development was on hold pending a revised business case.

In 1998 SPACEHAB entered into a joint venture agreement with Guigne Technologies Ltd. Of Canada to build SpaceDRUMSTM -- Dynamically Responding Ultrasonic Matrix Systems -- a space-based facility using acoustic energy to position samples for containerless processing. The Company's interest in the joint venture was converted to an equity interest in Guigne Inc., the parent Company of Guigne Technologies Ltd., effective January 1, 2000. The SpaceDRUMS facility is completed and scheduled for launch to the ISS on Space Shuttle mission STS-114 no earlier than January 2003. SpaceDRUMS will be installed in the U.S. space station laboratory module Destiny as a permanent facility. It is designed to operate on the ISS for five years, supporting space-based research experiments for NASA and commercial customers.

Industry Overview

Global public spending for space activities (civilian and military) totaled $38 billion in calendar year 2001, up from $37 billion in 2002, according to Euroconsult. The United States, European Union, and Japan account for 95% of this spending. The U.S. aerospace industry generated $151 billion in sales in calendar year 2001, the Aerospace Industries Association of America ("AIA") reports, up 3.3% over $146 billion in 2000. AIA projects that sales will decline to $144 billion in calendar year 2002. NASA and other federal agencies (excluding the Department of Defense) increased space spending by $927 million to $14.3 billion in 2001. In the commercial satellite industry, sales were strong through the mid-1990s and peaked in 2000, followed by a slow down in 2001, according to Euroconsult. The satellite market is expected to resume its growth, however, by 2004.

With an annual budget approaching $15 billion, NASA is responsible for the U.S. civilian space program. Approximately 81% of SPACEHAB's fiscal year 2002 revenues came from contracts with NASA and other government agencies. The agency's Space Shuttle system and the ISS are the backbone of the U.S. Space program, and human space flight programs account for almost half of the space agency's fiscal year 2002 budget. SPACEHAB plays a key role in the Space Shuttle and ISS programs, providing its fleet of modules and carriers along with expertise in payload integration, flight crew systems development and space station configuration management to NASA, other U.S. and foreign government agencies, universities, and businesses. SPACEHAB anticipates that demand for its modules and carriers to support space-based research, space-station resupply and other flight requirements will grow throughout ISS assembly and operations.

The U.S. space program is focused on advancing scientific research, establishing a permanent human presence in space, developing new technologies that contribute to economic growth and security and fostering improved international relations through peaceful cooperation in space with Europe, Japan, Russia and other nations. SPACEHAB is focused on two markets: microgravity and space life sciences research and space support services such as space station logistics and resupply, ground operations and payload processing. The microgravity environment of space provides a unique opportunity to study physical, chemical, and biological processes without the influence of gravity. Demand for access to a microgravity environment can be divided into two broad categories: scientific research and commercial applications. Customers for space flight services supporting space-based research and development aboard the Space Shuttle and the ISS include NASA, other government agencies, academic institutions, and private companies. SPACEHAB provides single and double modules outfitted for laboratory research as well as unpressurized cargo carriers equipped to carry research projects and other payloads that do not require crew tending.

The ISS is the largest international engineering project ever undertaken. More than a dozen nations, including the United States, Canada, Japan, Russia and members of the European Union, are committed to building and operating the ISS. Technical constraints and NASA funding limitations have delayed completion of the ISS, and the agency has not yet committed to the final configuration of ISS beyond the "core complete" phase, providing a space station crew of only three and little crew time for research. Members of Congress, the science community, and other constituencies are pressing NASA to commit to "assembly complete," accommodating a crew of six, without further delay and launch more frequent Shuttle missions, in order to provide greater opportunities for space-based research. The Enterprise module is one of the options under consideration to achieve this goal. NASA is reviewing ISS planning and spending in order to determine how to proceed toward completion of the project. The agency is not expected to complete its ISS review until mid-2003. Because the ISS will achieve the "core complete" configuration in approximately two years, the emphasis of ISS program is transitioning from assembly to operations and utilization. In order to prepare for this new emphasis, the ISS program office has announced its intent to consolidate its current contracts into five to eight new contracts designed to optimize performance in operations and utilization. Under the current plan these contracts will be awarded beginning in 2003. SPACEHAB'S core competencies directly support at least three of these consolidated contracts. The Company has begun planning for these opportunities and expects to submit proposals in 2003.

Competition

SPACEHAB ranked tenth on NASA's top-ten list of business contractors for the agency's fiscal year 2000, with $101 million (0.9%) of contract awards. SPACEHAB was the first small business (SIC Code 8731, less than 1000 employees) ever to appear on this list. The other nine companies on the 2000 list were Boeing, Lockheed Martin Corp., Raytheon Corp., Thiokol Corp., Northrup Grumman, United Technologies Corp., Computer Sciences Corp., SAIC Inc., and TRW Inc. While SPACEHAB competes with these companies in some market segments, no other companies currently compete directly with SPACEHAB's core business in providing pressurized modules and unpressurized cargo carriers that fly aboard the Space Shuttle.

SPACEHAB provides research, logistics, infrastructure and payload processing services to NASA and other users of the Space Shuttle, ISS, and ELV's. In April 1998, NASA terminated the government-owned and operated Spacelab program, which provided laboratory modules for Shuttle missions. SPACEHAB developed RDM, a commercial successor to Spacelab, under contract with Boeing (formerly McDonnell Douglas Aerospace). SPACEHAB believes that the RDM will significantly outperform Spacelab in technology, functionality and cost-effectiveness.

Boeing is NASA's prime contractor for the ISS, and United Space Alliance ("USA," a joint Boeing-Lockheed Martin initiative) is NASA's prime contractor for Space Shuttle operations. SPACEHAB routinely collaborates with Boeing and USA on Shuttle and ISS activities. SPACEHAB maintains a strategic partnership with Astrium GmbH. In August 1999, Astrium executed a SPACEHAB stock purchase that made it the largest single shareholder in the Company. Astrium also takes part in joint programs with SPACEHAB. The Company's strategic relationships with Mitsubishi Corporation and Energia may provide additional opportunities for teaming and partnerships that management believes will enable the Company to compete for greater market share.

SPACEHAB's JE subsidiary competes with companies that provide operations support and, engineering and fabrication services to NASA. These competitors include Boeing, Lockheed Martin, United Space Alliance, Barrios Technologies Inc., Hernandez Engineering Inc., Cimarron and Oceaneering Space Systems.

SPACEHAB subsidiary Astrotech's payload processing facilities are located in Florida and California. At present, Astrotech's U.S. competition is limited to the California launch site, at Vandenberg Air Force Base ("VAFB") where Spaceport Systems International ("SSI") is located. SSI acquired surplus U.S. Air Force facilities at the VAFB launch complex before Astrotech established its facilities there. SSI does not have payload processing facilities in Florida, where the majority of U.S. commercial satellite launches occur.

SMI has no known direct competitors.

Dependence on a Single Customer

Approximately $83 million (81%) of SPACEHAB's revenue in fiscal year 2002 was generated by two NASA contracts - Space Flight Services' Research and Logistics Mission Support ("REALMS") contract and JE's Flight Crew Systems Development ("FCSD") contract.

A significant portion of the Company's revenue is currently generated from contracts with NASA that, similar to contracts with other agencies of the U.S. government, contain provisions pursuant to which NASA may terminate the contract "for convenience." The Company's contracts with NASA depend upon the agency's receipt of adequate annual appropriations from the U.S. Congress. Failure to receive adequate funds could prompt NASA to terminate its contracts with SPACEHAB "for convenience." For the government's fiscal year ended September 30, 2001, Congress appropriated $14.5 billion for NASA, including $2.1 billion for the ISS. There is no assurance that future funding will be adequate for NASA to complete all of its initiatives including those relating to contracts with SPACEHAB. In calendar year 2002, issues facing NASA have included an ISS funding shortfall that has prompted the agency to defer commitment to completion of the ISS beyond a "core complete" state and Space Shuttle flight delays due to the discovery of flaws in engine parts. SPACEHAB anticipates that a portion of future revenue will be derived from contracts with entities other than agencies of the U.S. government that will not be subject to federal contract regulations such as termination "for convenience" or government funding restrictions.

While Astrotech, Space Flight Services and JE contracts with commercial customers provide additional revenue, SPACEHAB anticipates that NASA business will continue to account for a significant amount of the Company's revenue over the next several years. There are no assurances that NASA will require SPACEHAB's services in the future. A failure to execute new contracts with NASA would have a material adverse effect on the Company's financial condition and results of operations. SPACEHAB continues to work on diversifying its customer base to include private companies.

Backlog

As of June 30, 2002, and June 30, 2001, the Company's contract backlog was approximately $211.5 million and $205 million, respectively, of which $117 million and $97 million, respectively, represented U.S. government backlog and $94 million and $108 million, respectively, represented non-U.S. government contracts.

Contract History

SPACEHAB's initial business strategy focused on anticipating customer requirements, investing capital to develop space-flight assets, contracting with established aerospace companies for engineering and asset production, and retaining ownership of these assets. This strategy enabled SPACEHAB to obtain three significant space flight-services contracts with NASA to date: a $184.2 million Commercial Middeck Augmentation Module ("CMAM") contract for five missions, a $91.5 million contract for four missions and three option missions (all of which were exercised) to the Russian space station Mir, and a $160.3 million Research and Logistics Mission Support (REALMS) contract initially for four missions with pricing for six mission configurations. SPACEHAB continues to operate under the REALMS contract, which provides an opportunity for the Company to sell services to commercial customers as well as to NASA. Contracts with commercial customers on STS-95, STS-101, STS-105, STS-107 and STS-123 account for approximately $38.0 million in revenue.

The REALMS contract, signed in December 1997 and amended in October 1999, requires SPACEHAB to provide single and double modules and unpressurized ICCs to support research payloads and outfitting of the ISS. REALMS missions flown include: STS-95, a research mission, October 1998; STS-96, a logistics mission, May 1999; STS-101, logistics, May 2000; STS-106, logistics, September 2000; STS-105, logistics, August 2001. REALMS missions under contract but not yet launched include: STS-107, research, calendar year 2003; STS-112, research, to be determined; STS-116, logistics, calendar year 2003; and STS-118, logistics, calendar year 2003.

The REALMS contract permits the Company to provide space flight services to commercial customers as well as to NASA on STS-95, STS-101, and STS-107. In fiscal year 1998, the Company entered into agreements with NASDA, ESA, the Canadian Space Agency (CSA) and the Japanese broadcasting agency NHK to provide them hardware, integration and operations for experiments flown aboard the SPACEHAB Single Research Module on STS-95. In fiscal year 2000, SPACEHAB completed integration and operations efforts for STS-101, began integration and operation efforts for STS-102, STS-105 and STS-106 and continued integration and operation efforts for STS-107, recognizing $39.6 million in revenue for these missions under the percentage-of-completion revenue recognition policy. In fiscal year 2001, the Company completed integration and operations efforts for STS-102 and STS-106 and continued integration and operations effects for STS-105, STS-107, STS-114 and STS-112, recognizing $45.0 million in revenue for these missions. In fiscal year 2002, the Company completed integration and operations efforts for STS-105, continued integration and operations efforts for STS-107, and began integration and operations efforts for STS-116 and STS-118.

The Mir contract, signed in July 1995, required SPACEHAB to provide single and double module accommodations on four Space Shuttle flights for resupply missions to Mir. The fourth mission, STS-84, was completed successfully in May 1997. In September 1996, the Company entered into agreements with the National Space Development Agency of Japan (NASDA) and the European Space Agency (ESA) to provide them with hardware integration and operations for experiments on STS-84.

In June 1997, NASA exercised three options under the Mir contract for additional resupply missions. These options, worth a total of $39.0 million, called for two logistics double module missions and one single module mission. These missions were successfully completed in September 1997, January 1998 and June 1998.

The CMAM contract, signed in November 1990, required SPACEHAB to furnish NASA with SPACEHAB module accommodations on five Space Shuttle missions for experiments developed by NASA-sponsored Centers for the Commercial Development of Space. The fifth CMAM mission was completed successfully during September 1996.

JE operates primarily under the FCSD contract, a multitask cost-plus-award and incentive-fee contract whose total value is currently $391.3 million, for the period from May 1993 through December 2002. In fourth quarter 2002, NASA granted JE a five-month FCSD contract extension covering work from May 1 through September 30, 2002, plus options for three one-month extensions covering the period from October 1 through December 31, 2002. NASA has exercised all three of these one-month options, adding approximately $9 million in value and bringing the total value of the 2002 contract extension to $23.2 million. NASA intends to recompete elements of this contract for calendar year 2003 and beyond. JE is competing to continue performing this work. JE performs several critical services for NASA including support of flight crew training operations and fabrication of space flight mockups at NASA facilities where astronauts train for Space Shuttle and ISS missions. Two contracts have a period of performance through the end of 2003, crew services and ISS configuration management. JE also provides stowage integration services and designs and fabricates space flight hardware, such as crew equipment and crew quarters habitability outfitting. JE is responsible for configuration management support to the ISS program under a contract won in a competitive bid in 2001. For fiscal years 2002, 2001 and 2000, JE recognized revenue of $40.5 million, $53.5 million and $58.2 million, respectively.

In fiscal year 2002, Astrotech completed a major facility expansion at its Florida site at a cost of approximately $30.5 million, building a new Spacecraft Processing Facility ("SPF") to support projected higher launch rates and larger sized payloads associated with new EELVs. In August 2001, Astrotech completed a $20 million financing of the expansion project. The new SPF, completed and dedicated in October 2001, is intended to support all planned configurations of the Delta IV and Atlas V EELVs

In fiscal year 2000, SPACEHAB's Astrotech subsidiary completed negotiations of long-term extensions to payload processing contracts with its two largest customers, Boeing and Lockheed Martin. The total revenue under these contracts is approximately $85 million. Astrotech also has payload processing contracts in place with Boeing Sea

Launch and Orbital Sciences Corporation. Astrotech has successfully supported the processing of over 150 satellites since the beginning operations in 1985 and continues to be recognized as the industry leader in commercial satellite processing. For fiscal years 2002, 2001 and 2000, Astrotech recognized revenues of $9.9 million, $6.2 million and $7.6 million, respectively.

Research and Development

SPACEHAB incurred $383,000, $393,000 and $2.4 million in research and development expenditures during fiscal years 2002, 2001 and 2000, respectively.

Approximately $222,000 of the Company's research and development expenditures for fiscal year 2002 was spent on development of the Enterprise module. The remainder of $161,000 was spent on miscellaneous research and development projects in 2002.

Approximately $139,000 of the Company's research and development expenditures for fiscal year 2001 was spent completing development of Astrotech's Oriole sounding rocket program, and $166,000 was spent on development of a Lightweight Tunnel to replace and improve upon the pressurized tunnel that NASA now uses to connect the Space Shuttle middeck to SPACEHAB modules in the Shuttle's cargo bay. The remainder of $88,000 was spent on miscellaneous research and development projects.

Approximately $1.1 million of SPACEHAB's research and development expenditures for fiscal year 2000 was spent on development of the Oriole program. In addition, $0.5 million was spent on development of the Enterprise module, and $0.8 million was spent on various studies conducted by third parties.

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

Employees

         As of June 30, 2002, the Company and its wholly and majority-owned subsidiaries employed 595 regular fulltime employees, 460 are employed by JE, 99 are employed by SPACEHAB, 28 are employed by the Astrotech subsidiary, and 4 are employed by the SMI subsidiary. Of these employees, approximately 11% hold advanced degrees, including 8 individuals who hold doctorate degrees. Additionally, a significant number of the Company's employees have experience in both the space industry and/or governmental space agencies, with a special expertise in commercial space and human space flight. None of the Company's employees are covered by collective bargaining agreements. Underlying all of SPACEHAB's efforts has been the dedication and skill of its personnel. The Company believes that the dedication of its employees is critical to its success and that its relations with its employees are excellent.

Item 2.  Properties

         The Company and its wholly and majority-owned subsidiaries, Astrotech, JE, and Space Media currently occupy 10 locations. The corporate headquarters which had been located at 300 D Street SW, Suite 814, Washington, DC 20024 was re-designated at 12130 State Highway 3, Webster, TX 77598. The office at 300 D Street SW, Suite 814, Washington, DC consists of 15,499 square-feet of office space and houses 11 employees including portion of SPACEHAB's executive management, finance and marketing team. The term of the present lease expires on December 16, 2007. As of June 30, 2002, the Company sublet the entire space through the end of the term of the Company's lease and is currently leasing a small office in Washington, D.C. on a month to month basis.

         SPACEHAB has 99 employees encompassing executive management, sales and marketing, flight services and JE employees located at 12130 State Highway 3, Webster, TX 77598. The facility consists of 126,000 square feet of non-contiguous office and manufacturing space located near the Johnson Space Center. The term of the lease is for two and a half years and expires on March 15, 2003.

         SPACEHAB also leases offices at 1331 Gemini Avenue, Suites 300 and 310, Houston, Texas 77058. The Houston offices consist of approximately 23,000 square feet of non-contiguous office space located near the Johnson Space Center. The lease has a five-year term commencing March 1, 1998, and expiring February 28, 2003. On May 1, 2002 the Company terminated the lease on 11,735 square feet of space and on July 1, 2002 the Company signed a lease with a subtenant for 2,550 square feet of space leaving the Company with 8,695 square feet of space to sublease. The Company is actively seeking a subtenant for the remaining space.

         The Company's Flight Services payload processing facility, housing a 4-person operations team, is located near the Kennedy Space Center in Cape Canaveral, Florida. The facility is contained in an approximately 58,000 square-foot plant. The Company owns the building that houses the payload processing facility but leases the land upon which it is constructed. The payload processing facility has a clean room work area of approximately 24,000 square-feet. This work area is designed to accommodate the SPACEHAB Single and Double Modules, as well as the unpressurized flight assets. This area includes 11 secure experiment/payload integration and work areas ranging in size from 300 square-feet to 1,000 square-feet each. In addition, the facility provides office space, stock rooms, storage areas, a machine shop, an electrical shop, conference rooms, and other miscellaneous accommodations. In July 1997, the Company negotiated a new agreement with the Canaveral Port Authority for the lease of the land. The term of the new lease is for a forty-three year period commencing August 28, 1997. Upon expiration of the land lease, all improvements on the property revert at no cost to the lessor.

         SPACEHAB occupies 23,000 square feet of office space located at 6000 Technology Drive in Huntsville, Alabama housing the Company's subcontractor personnel. The lease expires on September 30, 2004.

         Astrotech occupies two locations. Astrotech's headquarters and Florida operations teams, consisting of 18 personnel, are located in a nine-building, owned facility at 1515 Chaffee Drive, Titusville, Florida 32780. This 140,000 square-foot facility supports non-hazardous and hazardous material processing, payload storage and customer offices. The construction of the new 50,000 square foot space craft processing facility was completed in March 2002. These buildings presently occupy one-third of the 62-acre property owned by Astrotech, with one-third available for expansion and the remaining one-third reserved for hazardous facility safety clearances.

         Astrotech has a 2-person technical staff located on Vandenberg Air Force Base in Santa Barbara County, California. Astrotech presently rents a 60-acre site on the Air Force Base and owns five buildings comprising 18,800 square-feet, which are dedicated to the same functions provided at the Florida facility. The term of the present land lease expires on July 13, 2013. Upon expiration of the land lease, all improvements on the property revert, at the lessor's option, to the lessor at no cost.

         Additionally, Astrotech has nine employees who are housed at the Sea Launch facility in Long Beach, California.

         JE occupies two locations. Its headquarters are located at 555 Forge River Road, Suite 150, Webster, Texas 77058. The headquarters house JE's 87-person engineering team within a 31,114 square-foot facility. This office lease expires on June 28, 2003.

         JE also occupies approximately 9,826 square feet of space at 18100 Upper Bay Road, Houston, Texas 77058 that houses an 11-person engineering and laboratory team. The lease will expire on December 31, 2002.

         SMI, Space Store, has 4 employees and occupies approximately 1,000 square feet of space located at 1400 NASA Road One, Suite E., Houston, TX 77058. The lease expires on August 2006.

         Additionally, JE has more than 365 additional employees who are housed at various government facilities within the Houston area.

         The Company believes that its current facilities and equipment are generally well maintained and in good condition and are adequate for its present and foreseeable needs.

Item 3.  Legal Proceedings

         On June 21, 2002, Escott Ventures II, LLC ("ESV") filed Case Number 1:02CV01236 in the U.S. District Court for the District of Columbia against Space Media, Inc., SPACEHAB, Inc., Shelley A. Harrison and Julia A. Pulzone (collectively, "Defendants"). This suit relates to ESVs investment in Space Media, Inc., and asserts claims for federal securities fraud, fraud in the inducement, common law fraud, negligent misrepresentation, breach of contract, breach of duty of good faith and fair dealing, tortuous interference with contractual relations and conspiracy to commit fraud. ESV seeks rescission of its contract and return of its $750,000 investment, plus unspecified expenses, consequential damages, exemplary and punitive damages, prejudgment interest, and costs and disbursements, including attorney and expert fees. Defendants answered the complaint on July 17, 2002, asserted a number of affirmative defenses, and intend to contest the case vigorously. The parties have subsequently agreed to engage in mediation in an attempt to resolve this matter.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of stockholders during the fourth quarter of the year ended June 30, 2002.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock (the "Common Stock") trades on the NASDAQ National Market System under the symbol "SPAB". The Common Stock has been publicly traded since December 22, 1995, the date of the closing of the Company's initial public offering. The quarterly high and low closing stock prices for fiscal years 2002 and 2001 are as follows:

Fiscal 2002                              High           Low
-----------                              ----           ---
                  First Quarter          $2.600         $1.370
                  Second Quarter         $1.660         $0.600
                  Third Quarter          $1.839         $0.730
                  Fourth Quarter         $1.650         $1.000


Fiscal 2001                              High           Low
-----------                              ----           ---
                  First Quarter          $6.406         $4.375
                  Second Quarter         $5.750         $2.063
                  Third Quarter          $3.083         $2.000
                  Fourth Quarter         $2.091         $2.063


         The Company has never paid cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of its business and, therefore, the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

         The Company has authorized 30,000,000 shares of Common Stock. At August 16, 2002, 12,154,465 shares of Common Stock were outstanding. The Company had approximately 2,946 shareholders of record and beneficial holders of its Common Stock on June 30, 2002.

         On August 2, 1999, Astrium, a related party and a shareholder, purchased an additional $12.0 million equity stake in SPACEHAB representing 1,333,334 shares of Series B Senior Convertible Preferred Stock. Under the agreement, Astrium, a related party, purchased all of SPACEHAB's 975,000 authorized and unissued shares of preferred stock. At the annual stockholders meeting held on October 14, 1999, the shareholders approved the proposal to increase the number of authorized shares of preferred stock to 2,500,000, in order to complete the transaction with Astrium, a related party, allowing them to purchase the additional 358,334 preferred shares. The preferred stock purchase increased Astrium's, a related party, and investment interest in SPACEHAB to approximately 11.5%. The Series B Senior Convertible Preferred Stock is: convertible at the holders' option on the basis of one share of preferred stock for one share of common stock, entitled to vote on an "as converted" basis the equivalent number of shares of common stock and has preference in liquidation, dissolution or winding up of $9.00 per preferred share. No dividends are payable on the convertible preferred shares.

Sales of Unregistered Securities

         During fiscal year 2002, the Company did not issue any unregistered securities.

Item 6.  Selected Financial Data

         The selected financial data presented below are derived from the audited consolidated financial statements of SPACEHAB. This selected financial information should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this report.

                                               Year Ended    Year Ended   Year Ended   Year Ended    Year Ended
                                                June 30       June 30      June 30      June 30       June 30
                                               -------------------------------------------------------------------
                                                  1998          1999         2000         2001          2002
                                               -------------------------------------------------------------------
                                                                (in thousands, except per share data)
Statement of Operations Data:
   Revenue                                      $ 64,087/1/   $107,720/5/   $105,708    $105,254       $102,773
   Costs of revenue                               36,321        89,283        87,931      92,243         81,767
                                               -------------------------------------------------------------------
   Gross profit                                   27,766        18,437        17,777      13,011         21,006
   Selling, general and administrative            13,712        14,599        17,832/6/   21,796         19,507/9/
       expenses
   Research and development expenses               2,620         3,636         2,440/7/      393            383
                                               -------------------------------------------------------------------
   Operating income (loss)                        12,697           202        (2,495)     (9,178)         1,116
   Interest expense, net of capatalized            4,480         4,905         3,773       4,804          5,533
   amounts
   Net income (loss)                               9,604        (2,589)       (3,844)    (12,785)/8/     (2,367)
   Net income (loss) per common share -            $0.84        ($0.23)       ($0.34)     ($1.12)        ($0.20)
   Diluted/2/
   Shares used in computing net income            14,571        11,185        11,273      11,400         11,884
   (loss) Per common share - diluted/2/

   Other Data:
   Cash provided by (used for) operations       $ 31,604       ($6,331)     $  1,424    $ 17,124       $  8,592
   Total investing activities                     23,113/3/     58,619/4/     29,794      23,076         13,716

   Balance Sheet Data (at period end):
   Working capital (deficiency)                 $ 62,660      $ 12,374       ($1,601)   ($41,424)      ($22,022)
   Total assets                                  220,604       204,346       225,109     222,477        220,826
   Long-term debt, excluding current              85,322        78,810        75,901      64,589         82,416
   portion
   Stockholders' equity                           96,408        94,165       102,702      90,356         87,670

/1/ The Company recognized revenue upon the completion of each flight under the Mir and CMAM Contracts. For new contract awards for which the capability to successfully complete the contract can be demonstrated at contract inception, revenue recognition under the percentage-of-completion method is being reported based on costs incurred over the period of the contract.
/2/ In December 1997, the Company adopted the provisions of Statement of Financial Accounting No. 128, Earnings Per Share, which establishes new guidelines for the calculations of earnings per share. Earnings per share for FY 1994 through FY 1997 have been restated to reflect the provisions of this new standard.
/3/ Includes $20.1 million of consideration for the purchase of Astrotech.
/4/ Includes $24.7 million of consideration for the purchase of JE and a $1.4 million investment in a joint venture.
/5/ Includes revenues of $58.4 million generated by JE subsequent to its acquisition on July 1, 1998.
/6/ Includes approximately $1.8 million of expenses associated with the startup of SMI.
/7/ Includes approximately $0.5 million of expenses associated the Enterprise module.
/8/ Includes approximately $3.3 million of non-cash expense to record a full valuation allowance on the Company's deferred tax asset.
/9/ Includes approximately $0.8 million of non-cash expenses related to subleasing of excess facilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         SPACEHAB was incorporated in 1984 to commercially develop space habitat modules to operate in the cargo bay of NASA's Space Shuttles. SPACEHAB, along with its Johnson Engineering Corporation ("JE"), Astrotech Space Operations, Inc. ("Astrotech"), and Space Media, Inc. ("SMI") subsidiaries define the Company.

         SPACEHAB's Flight Services business unit generates revenue by providing a turnkey service that includes access to the modules and unpressurized cargo carriers and integration and operations support to scientists and researchers responsible for the experiments and/or logistics supplies for module missions aboard the Space Shuttle System and under the FCSD Contract. Revenue generated under the REALMS Contract and for new contract awards for which the capability to successfully complete the contract can be demonstrated at contract inception, revenue is recognized under the percentage-of-completion method and is being reported based on costs incurred over the period of the contract. With respect to the FCSD cost-plus award and incentive fee contract, revenue is recognized based on costs incurred plus a proportionate amount of estimated fee earned. Revenue provided by Astrotech's payload processing services is recognized ratably over the occupancy period of the satellite while in the Astrotech facilities. Under the multi-year contracts for payload processing services with commercial launch vehicle providers, revenue is billed and recognized on a quarterly basis as cost are incurred.

         JE primarily operates under the FCSD Contract which is currently a $391.3 million multitask cost-plus-award and incentive-fee contract. The contract commenced in May 1993 and was scheduled to conclude in September 2002. Subsequent to June 30, 2002, NASA exercised its option to extend the contract through December 2002. The contract is currently in the recompete process with a contactor selection expected by NASA in the fall of 2002. JE performs services under a cost-plus award and incentive fee contract for government services that is requested and directed by NASA.

         Astrotech revenue is generated from various multi-year fixed-price contracts with satellite and launch vehicle providers. The services and facilities Astrotech provides to its customers support the final assembly, checkout and countdown functions associated with preparing a satellite for launch. This preparation includes: the final assembly and checkout of the satellite, installation of the solid rocket motors, loading of the liquid propellant, encapsulation of the satellite in the launch vehicle, transportation to the launch pad and command and control of the satellite during pre-launch countdown. Revenue provided by the Astrotech payload processing facilities is recognized ratably over the occupancy period of the satellites in the Astrotech facilities. Under the multi-year contracts for payload processing services with commercial launch vehicle providers, revenue is billed and recognized on a quarterly basis as cost are incurred. Costs incurred by Astrotech are recognized as incurred.

         On April 11, 2000, SPACEHAB announced the formation of SMI, a majority-owned subsidiary intended to create proprietary space-themed content for education and commerce. In fiscal year 2000, SMI acquired The Space Store, an online retail operation, anticipating that e-commerce could become an integral part of its Internet business. The Space Store currently offers space-related products through its website, www.spacestore.com, and a retail facility in Houston, Texas, near NASA's Johnson Space Center. In fiscal year 2001, SMI focused on content development and subscription expansion for STARS Academy(TM), corporate promotion and advertising opportunities, and creation of a library of content for redistribution through various media channels. STARS Academy is a global education program offering students opportunities to learn about and even participate in research aboard NASA's Shuttle and the ISS. As part of Space Media, the STARS Program currently is planning to launch six student-designed experiments for schools in Australia, China, Israel, Japan, Liechtenstein and the United States on Space Shuttle mission STS-107, currently scheduled to launch in January 2003.

     The Company's revenues for the year ended June 30, 2002 were primarily generated from the REALMS contract and contracts with related commercial customers in its flight services segment with one mission flown in August 2001, and the FCSD contract with JE. The Company's revenues for the year ended June 30, 2001 were primarily generated from the REALMS contract and contracts with related commercial customers, with two missions flown in September 2000 and March 2001, and the FCSD contract with JE. The Company's revenues for the year ended June 30, 2000 were primarily generated from the REALMS contract and contracts with related commercial customers, with one mission flown in May 2000 and the FCSD with JE.

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

Critical Accounting Policies

     Revenue Recognition. SPACEHAB's Flight Services business unit's revenue is derived primarily from long-term fixed- price contracts with the US Government and commercial customers. Revenue under these contracts is recognized using the percentage of completion method of accounting. Such revenues are recorded based on the percentage of costs incurred in the applicable reporting period as compared to the most recent estimates of costs to complete each mission. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment. Management bases its estimate on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Costs to complete include, when appropriate, material, labor, subcontracting costs, lease costs, commissions, insurance and depreciation. Reviews of the status of contracts are performed by business segment personnel through periodic contract status and performance reviews. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period in which the change in estimate occurs.

     Intangible Assets. In assessing the recoverability of goodwill and other intangibles, the Company must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these circumstances or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. The Company adopted Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets", on July 1, 2002, under which the Company will cease to amortize goodwill and will be required instead to analyze goodwill at least annually for impairment issues.

     Long-Lived Assets. In assessing the recoverability of long-lived assets, fixed assets and assets under construction, the Company evaluates the recoverability of those assets in accordance with the provisions of Statements of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". This Statement requires that certain long-lived fixed assets of the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Results of Operations

Fiscal Year Ended June 30, 2002 as Compared to the Fiscal Year Ended June 30,
2001

     Revenue. The Company's revenue decreased slightly from last year at approximately $102.8 million for the year ended June 30, 2002, as compared to $105.3 million for the year ended June 30, 2001. For the year ended June 30, 2002, $51.4 million was recognized from the REALMS Contract and related commercial customers, $40.5 million from JE, $9.9 million from Astrotech, $0.7 million from SMI and $0.3 million of miscellaneous revenue. For the year ended June 30, 2001, $45.0 million was recognized from the REALMS Contract and related commercial customers, $53.5 million from JE, $6.2 million from Astrotech, $0.5 million from SMI and $0.1 million of miscellaneous revenue. The increase in revenue under the REALMS Contract and related commercial customers is due primarily to an increase in contract value resulting from the extended launch date of STS-107. Revenue at JE declined primarily due to the deletion of certain tasks under the FCSD contract partially offset by an increase in commercial contract revenue. Astrotech's revenue increase is due primarily to the structure of the multiyear contracts with its two largest customers, Boeing and Lockheed, whereby revenue is billed and recognized on a quarterly basis for cost incurred. SMI's revenue increase is primarily the result of the increased revenue generated by the Space Store.

     Costs of Revenue. Costs of revenue for the year ended June 30, 2002 decreased 11% to approximately $81.8 million, as compared to $92.2 million for the year ended June 30, 2001. For the year ended June 30, 2002, $29.8 million of costs were for integration and operation costs under the REALMS Contract and related commercial customers, $37.3 million for cost of revenue at JE, $4.2 million for integration and operations at Astrotech, $0.5 million for SMI, $0.2 million of miscellaneous cost of goods sold and depreciation of $9.7 million. In contrast, the primary costs of revenue for the year ended June 30, 2001 included $31.1 million of costs for integration and operation costs under the REALMS Contract and related commercial customers, $49.8 million for cost of revenue at JE, $4.3 million for integration and operations at Astrotech, $0.4 million for cost of revenue at SMI and depreciation of $6.6 million. Cost of revenue decreased under the REALMS Contract and related commercial customers contracts primarily as the result of the mix of missions flown and cost savings due to launch date extensions. Cost of revenue at JE decreased primarily due to the deletion of certain tasks under the FCSD contract partially offset by increased costs under its commercial contracts. JE recognized costs in excess of revenue of $1.0 million for a commercial contract. Cost of revenue remains relatively unchanged at Astrotech. Cost of goods sold at SMI increased primarily due to the increase of sales at the Space Store. Depreciation increased due primarily to the inclusion of a full year of depreciation on the RDM for the year ended June 30, 2002.

     Operating Expenses. Operating expenses decreased by 10% to approximately $19.9 million for the year ended June 30, 2002, as compared to $22.2 million for the year ended June 30, 2001. Selling, general and administrative ("SG&A") expenses decreased $2.3 million from the year ended June 30, 2001 due primarily to Company wide cost reduction actions. SMI's expenses decreased approximately $3.3 million associated with the downsizing of the SMI operation partially offset by $2.0 million of increased expenses associated with the Company's bid and proposal efforts to win the NASA Microgravity contract. In addition, the Company recognized $0.8 million of expense for excess facilities that have been sublet. Astrotech's SG&A expenses decreased approximately $0.2 million due to staff and facility cost reductions relative to the sale of the sounding rocket business. SG&A at SPACEHAB was reduced by approximately $0.3 million due to a reduction in depreciation expense for assets that reached the end of their depreciable lives. SG&A expenses at JE decreased by approximately $1.0 million due primarily to a reduction in facilities costs of $0.3 million, reduction in bid and proposal costs $0.1 million, reduction in management information expenses $0.3 million and approximately $0.3 million in other expense categories. SG&A expenses relative to Enterprise decreased approximately $0.2 million.

     Research and development costs for the year ended June 30, 2002 as compared to the year ended June 30, 2001 were essentially unchanged at approximately $0.4 million and $0.4 million, respectively.

     Interest Expense, Net of Capitalized Interest. Interest expense was approximately $8.0 million and $7.5 million for the years ended June 30, 2002 and June 30, 2001, respectively. In the year ended June 30, 2002, the Company incurred interest on the mortgage for the Astrotech facility expansion. $1.3 million of interest expense was capitalized in 2002 as compared to $2.7 million in 2001. Interest is capitalized on the in-progress construction of the Company's modules and payload processing facilities.

     Interest and Other Income, Net. Interest and other income was approximately $1.2 million and $0.3 million for the years ended June 30, 2002 and 2001, respectively. The Company recognized a gain of approximately $1.1 million on the sale of the Oriole Sounding Rocket assets during the year ended June 30, 2002. Interest income is earned by the Company through the short-term investment of available funds.

     Net Loss. The net loss for the year ended June 30 2002 was approximately $2.4 million, or $0.20 per share (basic and fully diluted EPS), on 11,884,309 shares as compared to approximately $12.8 million, or $1.12 per share (basic and fully diluted EPS), on 11,400,482 shares for the year ended June 30, 2001. The net loss for the year ended June 30, 2002 included a non-cash charge of $0.8 million for the loss on excess facilities, in Washington, DC and Houston, TX. The net loss for the year ended June 30, 2001 included a $3.3 million non-cash charge to record a full valuation allowance on the Company's deferred tax asset. Income tax benefit for the year ended June 30, 2001 was ($0.9). As of June 30, 2002, the Company had approximately $40.7 million of available net operating loss carry-forwards expiring between 2007 and 2021 to offset future regular taxable income.

     The effects of inflation and changing prices have not significantly impacted the Company's revenue or income from continuing operations during the years ended June 30, 2002 and 2001.

Fiscal Year Ended June 30, 2001 as Compared to the Fiscal Year Ended June 30,
2000

     Revenue. The Company's revenue essentially remained unchanged from last year at approximately $105.3 million for the year ended June 30, 2001 as compared to $105.7 million for the year ended June 30, 2000. For the year ended June 30, 2001, $45.0 million was recognized from the REALMS contract and related commercial customers, $53.5 million from JE, $6.2 million from Astrotech and $0.5 million from SMI, $0.1 million of miscellaneous revenue. For the year ended June 30, 2000, $39.6 million was recognized from the REALMS contract and related commercial customers, $58.2 million from JE, $7.6 million from Astrotech and $0.3 million of miscellaneous revenue. The increase in revenue under the REALMS contract and related commercial customers is due primarily to an increase in contract value due to a two-year slip in the launch date of STS-107. Revenue at JE declined primarily due to the deletion of certain tasks under the FCSD contract partially offset by an increase in commercial contract revenue. Astrotech's revenue decline is primarily the result of the impact of a reduced number of launches, of customer launch vehicle failures, which have been subsequently corrected, and the bankruptcies of Iridium and ICO Satellite Systems. SMI had no revenue for the year ended June 30, 2000.

     Costs of Revenue. Costs of revenue for the year ended June 30, 2001, increased 5% to approximately $92.2 million, as compared to $87.9 million for the year ended June 30, 2000. For the year ended June 30, 2001, $31.1 million of costs were for integration and operation costs under the REALMS Contract and related commercial customers, $49.8 million for cost of revenue at JE, $4.3 million for integration and operations at Astrotech, $0.4 million for SMI and depreciation of $6.6 million. In contrast, the primary costs of revenue for the year ended June 30, 2000, $24.7 million of costs were for integration and operation costs under the REALMS Contract and related commercial customers, $53.1 million for cost of revenue at JE, $4.7 million for integration and operations at Astrotech, and depreciation of $5.4 million. Cost of revenue increased under the REALMS Contract and related commercial customers contracts primarily as the result of the increased costs of the launch date slippage of STS-107. Cost of revenue at JE decreased primarily due to the deletion of certain tasks under the FCSD contract partially offset by increased costs under its commercial contracts. In addition, approximately $1.2 million of non-reimbursable cost overruns related to the delivery of the robotic training arm for NASA under a fixed-price contract were included in cost of revenue for JE in the year ended June 30, 2000. JE completed this delivery during the year ended June 30, 2000. Cost of revenue decreased at Astrotech due to the reduced number of missions processed. SMI incurred no costs of revenue for the year ended June 30, 2000.

     Operating Expense. Operating expenses increased by 9% to approximately $22.2 million for the year ended June 30, 2001, as compared to $20.3 million for the year ended June 30, 2000. Selling, general and administrative ("SG&A") expenses increased $4.0 million from the year ended June 30, 2000 due primarily to the start up costs associated with Space Media of $3.2 million, and expenses associated with JE's efforts to expand its customer base into commercial markets of $0.4 million. This increase was offset by a decrease in research and development costs of $2.0 million.

     Research and development costs for the year ended June 30, 2001 was approximately $0.4 million, as compared to $2.4 million for the year ended June 30, 2000. This decrease is due primarily to a shift in emphasis to the completion of the current assets under construction as opposed to the development of new assets. Approximately $0.1 million was spent by Astrotech for the completion of the development of the sounding rocket program this year as compared to $1.1 million in the year ended June 30, 2000 and $0.3 million was spent on the development of a lightweight tunnel and miscellaneous items in the year ended June 30, 2001 as compared to $0.5 million spent on research and development on the EnterpriseTM module during the year ended June 30, 2000. There were no research and development expenditures for Enterprise during the year ended June 30, 2001.

     Interest Expense, Net of Capitalized Interest. Interest expense was approximately $7.5 million and $7.4 million for the years ended June 30, 2001 and June 30, 2000 respectively. $2.7 million of interest expense was capitalized in 2001 as compared to $3.7 million in 2000. Interest is capitalized on the in-progress construction of the Company's modules and payload processing facilities.

     Interest and Other Income, Net. Interest and other income was approximately $0.3 million and $0.7 million for the years ended June 30, 2001 and 2000, respectively. Interest income is earned by the Company through the short-term investment of available funds.

     Net Loss. The net loss for the year ended June 30, 2001 was approximately $12.8 million, or $1.12 per share (basic and fully diluted EPS), on 11,400,482 shares as compared to a loss of $3.8 million, or $0.34 per share (basic and fully diluted EPS), for the year ended June 30, 2000 on 11,272,767 shares. The net loss for the year ended June 30, 2001 includes a $3.3 million non-cash charge to record a full valuation allowance on the Company's deferred tax asset. Income tax benefit for these periods was ($0.9) million and ($1.8) million for the years ended June 30, 2001 and 2000, respectively. As of June 30, 2001, the Company had approximately $41.7 million of available net operating loss carry-forwards expiring between 2007 and 2021 to offset future regular taxable income.

     The effects of inflation and changing prices have not significantly impacted the Company's revenue or income from continuing operations during the years ended June 30, 2001 and 2000.

Liquidity and Capital Resources

     The Company has incurred net losses in the years ended June 30, 2002, 2001 and 2000. The Company has historically financed its capital expenditures, research and development and working capital requirements with progress payments under its various contracts, as well as with proceeds received from private debt and equity offerings and borrowings under credit facilities. During December 1995, SPACEHAB completed an initial public offering of Common Stock (the "Offering"), which provided the Company with net proceeds of approximately $43.5 million.

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

     In June 1997, the Company signed an agreement with a financial institution securing a $10.0 million revolving line of credit (the "Revolving Line of Credit") that the Company may use for working capital purposes. As of June 30, 2000, $4.5 million was drawn on the line of credit, which expired on August 31, 2000. On August 9, 2000, the Company entered into a $15 million revolving credit facility with a different financial institution, which provided a working capital line of credit with a letter of credit sub-limit of $10.0 million (the "New Credit Facility").

This New Credit Facility replaced the $10 million Revolving Line of Credit. Certain assets of the Company collateralize the new credit facility. The term of the new agreement was through August 2003. In conjunction with the Astrotech Financing, discussed below, of its satellite processing facility in Titusville, Florida in August 2001, the terms of the New Credit Facility were amended. Space Media, Inc. is no longer a party to the New Credit Facility and the maximum amount allowable to be drawn under the New Credit Facility was reduced to $3.0 million in May 2002. Effective December 31, 2001, the New Credit Facility was further amended. Certain collateral was released by the financial institution and the maximum amount allowable to be drawn under the New Credit Facility was to be reduced each month beginning January 1, 2002 through July 1, 2002. As of June 30, 2002, $2.15 million was drawn on the New Credit Facility.

     Subsequent to the year ended June 30, 2002, the Company entered into a $5.0 million line of credit with a new financial institution. This credit facility replaces the New Credit Facility which was repaid and expired subsequent to the year ended June 30, 2002. The term of this new credit facility is through June 2005.

     In July 1997, Astrotech obtained a five-year term loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB, and provides for loans of up to $15.0 million for general corporate purposes and equipment financing. In conjunction with the Astrotech financing of its satellite processing facility in Titusville, Florida in August 2001, $3.1 million of the term Loan Agreement was repaid. As of June 30, 2002, the Company had loans payable of $0.2 million.

     In December 1998, the Company amended its agreement with Alenia Spazio S.p.A ("Alenia") relative to the subordinated convertible notes payable to Alenia with an outstanding balance of $11.9 million. In consideration for a payment of $4.0 million, Alenia agreed to reduce the annual interest rate from 12% to 10% on the outstanding balance as of January 1, 1999, and the interest payment due for the quarter ended December 31, 1998, was waived resulting in an effective interest rate of 8.75%. The maturity date of this debt was August 1, 2001 and was subsequently extended to November 15, 2001 to provide for completion of a restructuring agreement. On November 15, 2001 the Company entered into an agreement with Alenia to restructure the terms of this debt to provide for a $3.0 million payment of principal and interest on December 31, 2001 and quarterly amortization of the remaining principal beginning March 2002 through December 2003. In addition, the interest rate was reduced to 8% effective January 1, 2002. The balance at the date of restructure was $7.9 million and the outstanding balance is $3.9 million as of June 30, 2002.

     On August 2, 1999 Astrium GmbH ("Astrium"), a related party and shareholder, purchased an additional $12.0 million equity stake in SPACEHAB representing 1,333,334 shares of Series B Senior Convertible Preferred Stock. Under the agreement, Astrium, a related party, purchased all of SPACEHAB's 975,000 authorized and unissued shares of preferred stock. At the annual stockholders meeting held on October 14, 1999, the shareholders approved the proposal to increase the number of authorized shares of preferred stock to 2,500,000, in order to complete the transaction with Astrium, a related party, allowing them to purchase the additional 358,334 preferred shares. The preferred stock purchase increased Astrium's, a related party, investment voting interest in SPACEHAB to approximately 11.5%. The Series B Senior Convertible Preferred Stock is: convertible at the holders' option on the basis of one share of preferred stock for one share of common stock, entitled to vote on an "as converted" basis the equivalent number of shares of common stock and has preference in liquidation, dissolution or winding up of $9.00 per preferred share. No dividends are payable on the convertible preferred shares.

     Cash Flows From Operating Activities. Cash provided by operations for the years ended June 30, 2002, 2001, and 2000 was $8.6 million, $17.1 million and $1.4 million, respectively. For the year ended June 30, 2002, the significant items affecting cash provided by operating activities were primarily the result of depreciation and amortization of $13.4 million, a non-cash charge of approximately $770,000 to record a loss on subletting two facilities, an decrease in accounts payable of $6.1 million and a decrease in accounts receivable of $4.2 million. For the year ended June 30, 2001, the significant items affecting cash provided by operating activities were primarily the result of deprecation and amortization of $10.6 million, a non-cash charge of approximately $3.3 million to record a full valuation allowance against the Company's deferred tax asset, an increase in deferred revenue of $11.0 million, primarily related to equitable adjustment payments for STS-107, and a decrease in accounts receivable of $8.4 million. For the year ended June 30, 2000, the significant items affecting cash provided by operating activities were primarily the result of depreciation and amortization of $8.8 million, $11.1 million provided by deferred revenue, primarily from a payment received for STS-123, the increase in accounts receivable of $8.3 million and decrease in accrued subcontracting services of $4.8 million.

     Cash Flows Used in Investing Activities. For the years ended June 30, 2002, 2001, and 2000, cash flows used in investing activities were $13.7 million, $23.1 million and $29.8 million, respectively. During the year ended June 30, 2002, the Company's expenditures for flight assets under construction relate primarily to the completion of the VCC for sale to Astrium, a related party, adapter plates for unpressurized ICC and VCC missions and for the Enterprise Module. Approximately, $15.4 million was spent for buildings under construction and equipment, primarily for the expansion of Astrotech's Payload processing facilities in Titusville, Florida. The Company received $4.4 million in services payments for the sale of its VCC assets to Astrium, a related party, completing the last phase of its asset sale and received $1.4 million in cash, primarily for the Oriole sounding rocket business and the Clear Lake Industries sales. During the year ended June 30, 2001, the Company's expenditures for flight assets under construction relate primarily to the completion for the Research Double Module ("RDM"), which was placed in service in April 2001 and expenditures for the Enterprise Module. Approximately, $8.9 million was spent for buildings under construction, primarily for the expansion of Astrotech's Payload processing facilities in Titusville, Florida. The Company received $7.6 million in cash for the sale of its ICC assets to Astrium, a related party. Expenditures for the year ended June 30, 2000 were primarily for the continued construction of the Company's flight assets including, among others, the RDM, Adaptable Double Module, Enterprise module and completion of the ICC. A significant portion of the cash used for buildings under construction relate to the expansion of Astrotech's payload processing facilities. Expenditures for this expansion in the year ended June 30, 2000 were approximately $4.0 million. In addition, $1.2 million was returned to the Company as certain escrow funds relative to the purchase of JE were received. An additional $0.6 million was invested in Guigne, completing the Company's contractual obligation for the financing of the SpaceDRUMS(TM) joint venture

     Cash Flows From Financing Activities. For the years ended June 30, 2002, 2001, and 2000, cash flows (used for) provided by financing activities were $7.2 million, ($1.0) million and $14.0 million, respectively. During the year ended June 30, 2002 the Company received $20.0 million related to the financing of the Astrotech payload processing facility in Titusville, Florida and repaid approximately $0.9 million of the loan. The Company repaid $4.0 million of the loan payable, $4.0 million of the note payable and repaid in full, $333,000, the note payable to insurers. In addition the Company repaid $4.6 million of the New Credit Facility and subsequent to the year ended June 30, 2002, repaid the New Credit Facility. During the year ended June 30, 2001 the Company borrowed $2.25 million under the New Credit Facility and made payments of $3.3 million on the notes payable and $0.3 million on the note payable to the senior debt holders. During the year ended June 30, 2000 the Company received $11.9 million from the issuance of convertible preferred shares to Astrium, a related party and borrowed $4.5 million on the Revolving Line of Credit. In addition, the Company paid approximately $2.9 million on other notes payable.

     The Company has incurred net losses in the years ended June 30, 2002, 2001 and 2000. Historically, the Company has financed its capital expenditures, research and development and working capital requirements with cash generated from operations under its various contracts, as well as with proceeds received from both public and private debt and equity offerings and borrowings under credit facilities.

     The Company's liquidity has been constrained over the previous two fiscal years. A significant portion of this constraint arose from funding of new operations and assets to support future Company growth, funding a portion of the construction cost of the new Astrotech Florida facility and funding of required debt repayments. In addition, the Company was committed to capital investments to complete certain flight assets.

     Due to changes in the external markets, the Company re-evaluated its strategy. Beginning in the third quarter of the fiscal year 2001, management began an aggressive multi-faceted plan to improve the Company's financial position and liquidity. This plan included the following components: i) completing the external financing for the new facility required to support operations at Astrotech's Florida location; ii) reducing operating costs and establishing an operating plan for fiscal year 2002 which provides for sufficient cash flow to support efficient operations; iii) renegotiating the terms and conditions of the revolving line of credit; iv) limiting cash commitments for future capital investments and new asset development; v) restructuring the repayment of certain debts maturing in fiscal year 2002; vi) divesting non-core assets; vii) obtaining external investor funding for its Space Media subsidiary; viii) completing negotiations for certain contract equitable adjustments due to the Company under it long-term services contract with NASA; and ix) improving the overall liquidity of the Company.

     Under this Plan, the Company undertook extensive efforts to reduce cash required for both operations and capital investments. Specifically, the Company took steps to reduce overhead beginning in the third quarter of the fiscal year 2001 and reduced its workforce by approximately 10%. The Company's fiscal year 2002 operating plan realized efficiencies from these actions. In August 2001, Astrotech obtained $20 million of financing for the expansion of its payload processing facilities. The financing provided funds for completion of the facility construction as well as a return of approximately $6.5 million of previously invested working capital of the Company. The Company used approximately $3.1 million of these working capital funds to repay an existing obligation under Astrotech's credit facility. Additionally, the Company completed planned divesting of non-core assets. Development and construction of new assets is currently limited to those assets required to fulfill existing commitments under contracts. The Company has no further on-going commitments to fund development or construction of any asset.

     Under this Plan, the Company refocused the scope of SMI's operations on near term initiatives in order to maximize the potential return of capital invested to date in SMI. In September 2001, the Company obtained $750,000 from an investor to fund future operations of SMI in exchange for equity in SMI. As a result, the Company's ownership interest in SMI was reduced to approximately 51%.

     The Company completed the restructure of certain debt obligations and secured contract funding on the equitable adjustment due under its contract with NASA. The Company is in compliance with the terms of the restructured debt as of June 30, 2002.

     As discussed above, management implemented and completed the Plan begun in the third quarter of fiscal year 2001. Management continues to focus its efforts on improving the overall liquidity of the Company through reducing operating expenses and limiting cash commitments for future capital investments and new asset development, and believes it will be successful in these efforts.

     The Company's plans indicate that all cash generated from operations during the next fiscal year will be used to fund operations and reduce existing debt. The Company believes that the cash flows from operations, borrowings under the replacement credit facility and elimination of discretionary capital expenditures and other expenses will be sufficient to enable the Company to meet its cash requirements for the next twelve months.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets." The Statement eliminates the requirement to amortize costs in excess of net assets acquired (goodwill) under the purchase method of accounting, and sets forth a new methodology for periodically assessing and, if warranted, recording impairment of goodwill. The Company will be required to adopt the new rules effective July 1, 2002. The elimination of amortization of goodwill is expected to increase earnings by approximately $1.0 million. The Company will analyze and assess the impairment provisions of the new Statement, but has not yet determined the impact, if any, of the adoption of those provisions.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations- reporting the effects of disposal of a segment of a business, and extraordinary, unusual and infrequently occurring events and transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS 144 as of July 1, 2002 and it does not expect that the adoption of this statement will have a significant impact on the Company's financial position and results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

     SPACEHAB's primary exposure to market risk relates to interest rates. SPACEHAB's financial instruments which are subject to interest rate risk principally include the New Credit Facility, the Term Loan Agreement and fixed rate long-term debt. SPACEHAB's long-term debt obligations are generally not callable until maturity. On September 30, 2001 SPACEHAB's Astrotech Space Operations, Inc. subsidiary completed a financing for a building under construction. In conjunction with this financing, a swap agreement was entered into to provide for a fixed rate of interest under the loan commitment beginning January 2002. SPACEHAB does not use any other interest rate swaps or derivative financial instruments to manage its exposure to fluctuations in interest rates are subject to interest rate risk principally include the New Credit Facility, the Term Loan Agreement and fixed rate long-term debt. The value of the swap agreement declined by approximately $1.0 million during the year ended June 30, 2002 due to declines in the market rate of interest. SPACEHAB does not use any other interest rate swaps or derivative financial instruments to manage its exposure to fluctuations in interest rates.

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Auditors

The Board of Directors
SPACEHAB, Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of SPACEHAB, Incorporated and subsidiaries (the Company) as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPACEHAB, Incorporated and subsidiaries at June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                                          /s/ Ernst & Young LLP




McLean, Virginia
August 23, 2002

Report of Independent Auditors

The Board of Directors
SPACEHAB, Incorporated and Subsidiaries:

     We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of SPACEHAB, Incorporated and subsidiaries for the year ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of SPACEHAB, Incorporated and subsidiaries for the year ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                                    /s/ KPMG LLP
                                                                      KPMG LLP


McLean, Virginia
August 31, 2000

SPACEHAB, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

                                                                                       June 30,
                                                                                ----------------------
Assets                                                                              2002       2001
------------------------------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                                                   $    2,145 $      34
     Restricted cash (note 8)                                                           549         -
     Accounts receivable, net  (note 4)                                              13,802    17,358
     Prepaid expenses and other current assets                                          464     1,381
------------------------------------------------------------------------------------------------------
Total current assets                                                                 16,960    18,773
------------------------------------------------------------------------------------------------------
Property and equipment
     Flight assets                                                                  162,166   159,400
     Module improvements in progress                                                 19,622    24,188
     Payload processing facilities                                                   45,367    40,192
     Furniture, fixtures, equipment and leasehold improvements                       23,003    13,854
------------------------------------------------------------------------------------------------------
                                                                                    250,158   237,634
Less accumulated depreciation and amortization                                      (74,307)  (63,580)
-----------------------------------------------------------------------------------------------------
Property and equipment, net                                                         175,851   174,054

Goodwill, net of accumulated amortization of $ 4,553 and 3,500, respectively         20,294    21,347
Investment in Guigne, (note 19)                                                       1,800     1,800
Other assets, net                                                                     5,921     6,503
------------------------------------------------------------------------------------------------------
Total assets                                                                     $  220,826 $ 222,477
======================================================================================================
Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------
Current
liabilities
     Loans payable under credit agreement, current portion (note 6)              $        - $     333
     Loans payable, current portion (note 8)                                            169     3,126
     Revolving loan payable (note 8)                                                  2,150     6,750
     Accounts payable                                                                 5,996    10,533
     Accounts payable- Astrium                                                        2,767     2,751
     Accrued expenses                                                                 5,586     7,739
     Accrued subcontracting services                                                  3,043     2,112
     Convertible notes payable to shareholder (note 7)                                1,827     7,860
     Mortgage loan payable (note 8)                                                   2,039         -
     Deferred revenue                                                                15,405    18,993
------------------------------------------------------------------------------------------------------
Total current liabilities                                                            38,982    60,197
------------------------------------------------------------------------------------------------------
Loans payable (note 8)                                                                   49     1,139
Accrued contract costs                                                                  100       100
Miscellaneous note payable                                                                -       200
Accrued expenses                                                                        338         -
Deferred revenue                                                                      9,560     7,235
Convertible notes payable to shareholder (note 7)                                     2,039         -
Mortgage loan payable (note 8)                                                       18,088         -
Convertible subordinated notes payable (note 8)                                      63,250    63,250
------------------------------------------------------------------------------------------------------
Total liabilities                                                                   132,406   132,121
------------------------------------------------------------------------------------------------------
Minority interest in subsidiary                                                         750         -
------------------------------------------------------------------------------------------------------
Commitments and contingencies (notes 1, 11 and 16) Stockholders' equity (notes
7, 8, 11 and 12)
     Preferred stock, no par value, convertible, authorized 2,500,000 shares,
     issued and outstanding 1,333,334 shares,(liquidation preference of $12,000)     11,892    11,892
     Common stock, no par value, authorized 30,000,000 shares, issued
        and outstanding 12,154,465 and 11,528,145 shares, respectively               83,204    82,513
     Additional paid-in capital                                                          16        16
     Accumulated other comprehensive loss                                            (1,010)        -
     Accumulated deficit                                                             (6,432)   (4,065)
------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                           87,670    90,356
------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                       $  220,826 $ 222,477
======================================================================================================
See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands, except share and per share data)

==================================================================================================================

                                                                        Year ended    Year ended       Year ended
                                                                          June 30,     June 30,          June 30,
                                                                            2002         2001              2000
------------------------------------------------------------------------------------------------------------------
Revenue                                                                $    102,773  $    105,254     $   105,708
------------------------------------------------------------------------------------------------------------------

Costs of revenue                                                             81,767        92,243          87,931
------------------------------------------------------------------------------------------------------------------

Gross profit                                                                 21,006        13,011          17,777
------------------------------------------------------------------------------------------------------------------

Operating expenses:
     Selling, general and administrative                                     18,737        21,796          17,832
     Loss on subleases                                                          770             -               -
     Research and development                                                   383           393           2,440
------------------------------------------------------------------------------------------------------------------

Total operating expenses                                                     19,890        22,189          20,272
------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                                1,116         (9,178)         (2,495)

Interest expense, net of capitalized interest (note 3)                       (6,683)       (4,804)         (3,773)
Interest and other income, net                                                1,150           311             662
------------------------------------------------------------------------------------------------------------------

Loss before income taxes                                                     (4,417)      (13,671)         (5,606)

Income tax benefit  (note 13)                                                (2,050)         (886)         (1,762)
------------------------------------------------------------------------------------------------------------------

Net loss                                                               $     (2,367) $    (12,785)    $    (3,844)
==================================================================================================================

Loss per share:
Net loss per share - basic and diluted                                 $      (0.20) $      (1.12)    $     (0.34)
==================================================================================================================

Shares used in computing net loss per share - basic and diluted          11,884,309    11,400,482      11,272,767
==================================================================================================================
See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND
SUBSIDIARIES

Consolidated Statements of
Stockholders' Equity
(In thousands, except share data)

  ----------------------------------------------------------------------------------------------------------------------------------


                                      Convertible
                                    Preferred Stock                                                      Accumulated      Total
                                                         Common Stock            Additional                 other      Stockholders'
                                  ------------------- -----------------------      Paid-In (Accumulated  Comprehensive
                                   Shares      Amount       Shares     Amount      Capital    Deficit)      (Loss)        Equity
  ----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                  -  $       -    11,229,646  $  81,585   $     16   $  12,564    $            $     94,165
====================================================================================================================================
Preferred stock issued            1,333,334     11,892             -          -          -           -           -           11,892
Common stock issued under
 employee stock purchase plan             -          -       115,386        489          -           -           -              489
Net loss                                  -          -             -          -          -      (3,844)          -           (3,844)
------------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000          1,333,334  $  11,892    11,345,032  $  82,074   $     16   $   8,720           -     $    102,702
====================================================================================================================================
Common stock issued under
 employee stock purchase plan             -          -       183,113        439          -           -           -              439
Net loss                                  -          -             -          -          -     (12,785)          -          (12,785)
------------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2001          1,333,334  $  11,892    11,528,145  $  82,513   $     16   $  (4,065)          -     $     90,356
====================================================================================================================================
Common stock issued under bonus
 plan                                     -          -       224,635        350          -           -           -              350
Common stock issued under
 employee stock purchase plan             -          -       401,685        341          -           -           -              341
Accumulated other comprehensive           -          -             -          -          -           -      (1,010)          (1,010)
income
Net loss                                  -          -             -          -          -      (2,367)          -           (2,367)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                  -          -             -          -          -           -           -           (3,377)
------------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2002          1,333,334  $  11,892    12,154,465  $  83,204   $     16   $  (6,432)   $ (1,010)    $     87,670
====================================================================================================================================

See accompanying notes to consolidated
financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

                                                                           Year ended       Year ended       Year ended
                                                                          June 30, 2002    June 30, 2001    June 30, 2000
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                                    $ (2,367)        $(12,785)        $ (3,844)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
      Gain on sale of property & equipment                                      (1,096)               -                -
      Loss on subleases                                                            770                -                -
      Depreciation                                                              11,595            8,691            7,133
      Amortization                                                               1,089            1,259            1,089
      Amortization of debt placement costs                                         730              623              528
      Valuation allowance of deferred tax asset                                      -            3,292                -
      Valuation allowance of investment in Guigne                                    -                -             (200)
      Changes in assets and liabilities:
          Decrease (increase) in accounts receivable                             4,211            8,440           (8,327)
          Decrease (increase) in prepaid expenses and other current assets         917              947           (1,182)
          Increase in deferred mission costs                                         -                -           (1,031)
          Increase in other assets                                                (691)          (1,064)            (240)
          (Decrease) increase in deferred flight revenue                        (1,262)          10,973           11,093
          (Decrease) increase in accounts payable and accrued expenses          (6,135)           2,007            1,955
          Increase (decrease) in accrued subcontracting services                   831              113           (4,788)
          Decrease increase in deferred taxes                                        -           (5,372)            (762)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        8,592           17,124            1,424
------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
  Payments for flight assets under construction                                 (2,600)         (20,150)         (23,009)
  Payments for building under construction and leasehold improvements          (15,409)          (8,934)          (4,868)
  Purchases of property and equipment                                             (983)          (1,558)          (2,361)
  Sale of Vertical Cargo Carrier                                                 4,400                -                -
  Proceeds from sale of flight assets                                                -            7,566                -
  Proceeds from sale of property and equipment                                   1,425                -                -
  Increase in restricted cash                                                     (549)               -                -
  Purchase of Johnson Engineering, net of cash acquired                              -                -            1,200
  Purchase of The Space Store                                                        -                -             (156)
  Investment in Guigne                                                               -                -             (600)
------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                         (13,716)         (23,076)         (29,794)
------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Payments of note payable to insurers                                            (333)            (333)            (333)
  Proceeds from issuance of convertible preferred stock                              -                -           11,892
  (Repayment) proceeds from revolving line of credit                            (4,600)           2,250            4,500
  Payments of note payable                                                      (4,047)          (3,319)          (2,575)
  Payments of note payable to shareholder                                       (3,994)               -                -
  Proceeds from sale of minority interest in SMI                                   750                -                -
  Proceeds from mortgage loan                                                   20,000                -                -
  Payment of mortgage loan                                                        (882)               -                -
  Proceeds from issuance of common stock, net of expenses                          341              439              489
------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                             7,235             (963)          13,973
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                             2,111           (6,915)         (14,397)
Cash and cash equivalents at beginning of year                                      34            6,949           21,346
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                      $  2,145         $     34         $  6,949
========================================================================================================================

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

                To date, the Company has successfully completed seventeen missions aboard the Space Shuttle and substantially all of the Company's revenue has been generated under contracts with National Aeronautics and Space Administration ("NASA"). The Company's contracts are subject to periodic funding allocations by NASA. NASA's funding is dependent on receiving annual appropriations from the United States government. During the years ended June 30, 2002, 2001, and 2000 approximately 81%, 83% and 86% of the Company's revenues were generated under U.S. Government contracts, respectively.

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

                On July 1, 1998, the Company acquired all of the outstanding shares of capital stock of Johnson Engineering Corporation ("JE"). JE performs several critical services for NASA including flight crew support services, operations, training support and fabrication of mockups at NASA's Neutral Buoyancy Laboratory and at NASA's Space Vehicle Mockup Facility, where astronauts train for both Space Shuttle and ISS missions. JE also designs and fabricates flight hardware, such as flight crew equipment and crew quarters' habitability outfitting as well as providing stowage integration services. JE is also responsible for configuration management of the ISS.

                On April 11, 2000, the Company announced the formation of Space Media, Inc. ("SMI"), a majority-owned subsidiary that intends to create proprietary space-themed content for education and commerce. During the year ended June 30, 2001, SMI's activities were refocused primarily to develop content for the STARS Academy(TM), corporate promotion and advertising opportunities and offering a library of content that can be redistributed through various media channels. The STARS Academy is a global education program offering students a scientific, cultural and social adventure across the earth, into the oceans and aboard the International Space Station. SMI offers retail products associated with the STARS Academy. As part of Space Media, the STARS program currently is planning to launch six experiments designed by students in Australia, China, Israel, Japan, Liechtenstein and the United States on Space Shuttle mission STS-107, currently scheduled to launch in January, 2003. During the year ended June 30, 2000, SMI acquired The Space Store, an online retail operation. The Space Store currently offers an assortment of space-related products through its Space Store website, www.spacestore.com.

                In fiscal year 2000, SPACEHAB began design and construction of a commercial space station habitat module, in partnership with RSC Energia of Korolev, Russia. Named Enterprise(TM), this multipurpose module is intended to be attached to the ISS and could provide space station users habitation space, stowage space, communications, power and other utilities, and laboratory facilities for long-duration research. In the year ended June 30, 2001, SPACEHAB and Energia formed the Space Station Enterprise LLC ("SSE LLC"), a Delaware limited liability corporation, to complete development of Enterprise. SPACEHAB and Energia have an equal ownership interest in the SSE LLC. The LLC will be responsible for completing required financing for Enterprise and marketing and operating the facility planned as part of the ISS Russian Segment. Enterprise, if completed, would be launched in 2005 based upon the current ISS assembly schedule. Currently the ISS can only accommodate a three-person crew, which must spend most of its time maintaining the ISS with very little time for science. At an ISS partners' meeting currently scheduled for late 2002, four ISS configuration options will be reviewed and one option path endorsed. The future utilization of Enterprise is expected to be determined within the next 9-12 months. Enterprise is actively being marketed to NASA and other potential users. SSE LLC is actively pursuing additional investors to provide investment funds and participate as owners of SSE LLC in completing Enterprise.

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

                Effective January 1, 2002, the Company extended the estimated useful lives of its space flight assets, which is a component of plant, property and equipment, through June 30, 2016. This change in accounting estimate is treated prospectively and is based on current available space related programs and activities which extends the expected life of the international space station and Space Shuttles from 2012 through at least 2016.

         Goodwill

                The excess of the cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations accounted for as a purchase has been assigned to goodwill. Goodwill has been amortized on a straight-line basis over five to twenty-five years. Beginning July 1, 2002, goodwill will no longer be amortized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets."

                The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render the goodwill not recoverable. If such circumstances arise, the Company would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the goodwill is recoverable.

         Investments in Affiliates

                The Company uses the equity method of accounting for its investments in, and earnings of, investees in which it exerts significant influence. In accordance with the equity method of accounting, the carrying amount of such an investment is initially recorded at cost and is increased to reflect the Company's share of the investor's income and is reduced to reflect the Company's share of the investor's losses. Investments in which the Company has less than 20% ownership and no significant influence are accounted for under the cost method and are carried at cost.

         Impairment of Long- Lived Assets

                The Company accounts for long-lived assets in accordance with the provisions SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

         Revenue Recognition

                Revenue generated under the REALMS Contract and for all other contract awards for which the capability to successfully complete the contract can be reasonably assured and costs at completion can be reliably estimated at contract inception, is recognized under the percentage-of-completion method based on costs incurred over the period of the contract. Revenue provided by JE is primarily derived from cost-plus award fee contracts, whereby revenue is recognized to the extent of costs incurred plus estimates of award fee revenues using the percentage-of-completion method. Award fees, which provide earnings based on the Company's contract performance as determined by NASA evaluations, are recorded when the amounts can be reasonably estimated, or are awarded. Changes in estimated costs to complete, provisions for contract losses and estimated amounts recognized as award fees are recognized in the period they become known. Revenue provided by Astrotech's payload processing services is recognized ratably over the occupancy period of the satellite while in the Astrotech facilities. For the multi-year contracts with Boeing and Lockheed, revenue is billed and recognized on a quarterly basis for costs incurred.

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

         Derivatives

                The Company accounts for derivatives pursuant to SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative instruments are either recognized periodically in income or shareholders' equity (as a component of accumulated other comprehensive income), depending on their use and designation.

         Reclassifications

                Certain 2001 and 2000 amounts have been reclassified to conform with the 2002 consolidated financial statement presentation.

               New Accounting Pronouncements

                In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets." The Statement eliminates the requirement to amortize costs in excess of net assets acquired (goodwill) under the purchase method of accounting, and sets forth a new methodology for periodically assessing and, if warranted, recording impairment of goodwill. The Company will be required to adopt the new rules effective July 1, 2002. The elimination of amortization of goodwill is expected to increase earnings by approximately $1.0 million. The Company will analyze and assess the impairment provisions of the new Statement, but has not yet determined the impact, if any, of the adoption of those provisions.

                In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the

         Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations- reporting the effects of disposal of a segment of a business, and extraordinary, unusual and infrequently occurring events and transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS 144 as of July 1, 2002 and it does not expect that the adoption of this statement will have a significant impact on the Company's financial position and results of operations.

   (3)   Statements of Cash Flows - Supplemental Information

                Cash paid for interest costs was approximately $7.3 million, $7.0 million and $6.9 million for the years ended June 30, 2002, 2001 and 2000, respectively. The Company capitalized interest of approximately $1.3 million, $2.7 million and $3.7 million during the years ended June 30, 2002, 2001 and 2000, respectively, related to the module improvements and a building in progress.

                The Company paid no income taxes for the years ended June 30, 2002, 2001 and 2000.

   (4)   Accounts Receivable

                At June 30, 2002 and 2001, accounts receivable consisted of (in thousands):

                                                                2002       2001
                ----------------------------------------------------------------

                          U.S. government contracts:
                          Billed                              $  6,371  $  9,181
                          Unbilled                               1,233     3,085
                ----------------------------------------------------------------

                          Total U.S. government contracts        7,604    12,266
                ----------------------------------------------------------------

                          Commercial contracts:
                          Billed                                 6,168     4,378
                          Unbilled                                  30       714
                ----------------------------------------------------------------

                          Total commercial contracts             6,198     5,092
                ----------------------------------------------------------------

                          Total accounts receivable           $ 13,802  $ 17,358
                ================================================================


                The Company anticipates collecting substantially all receivables within one year. Unbilled receivables represent estimated future revenue billings for contract milestones not achieved or amounts accrued for future cost-based billings.

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

   (5)   Acquisition

         The Space Store

                On June 28, 2000, the Company paid approximately $200,000 including transaction costs, to acquire all of the capital stock of The Space Store. The business combination has been accounted for using the purchase method under APB Opinion 16. The purchase price has been allocated to the assets and liabilities acquired based on estimates of fair value as of the date of acquisition. Based on the allocation of the net assets acquired, goodwill of approximately $200,000 was recorded. Such goodwill is being amortized on a straight-line basis over 5 years. With the implementation of SFAS 142 goodwill will no longer be amortized beginning July 1, 2002. Historical results of operations of The Space Store are insignificant. The Space Store is a wholly owned subsidiary of SMI. The Space Store is involved in e-commerce and sells space related items.

   (6)   Loans Payable Under Credit Agreement

                Prior to an August 1996 amendment, the Company's credit agreement consisted of a $6.5 million term loan bearing interest at 1% per month and a $5.5 million non-interest-bearing term loan with several insurance companies. In addition, a revolving credit commitment with a subcontractor and former shareholder provided a maximum outstanding balance of $6.0 million and bore interest at a rate of 1% per month.

                In August 1996, the Company's credit agreement was amended. In exchange for the full satisfaction of the Company's term loans with the various insurance companies, the Company paid the insurance companies $2.5 million and agreed to pay an additional $2.0 million under a new non-interest-bearing term loan. In conjunction with a payment in December 1998 of certain principal of notes payable due to Alenia Spazio S.p.A., (note 7), the annual interest rate on the outstanding balances under the credit agreement was amended to be 8.25% per year. Aggregate interest cost incurred on the debts due under the credit agreement was approximately $5,000, $30,000 and $57,000 for the years ended June 30, 2002, 2001 and 2000, respectively. As of June 30, 2001, the remaining balance due under the term loan was $0.33 million. This amount was paid in full August 1, 2002.

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

                On November 15, 2001 the Company entered into an agreement with Alenia to restructure the terms of this debt to provide for a $3.0 million payment of principal and interest on December 31, 2001 and quarterly amortization of the remaining principal beginning March 2002 through December 2003. In addition, the interest rate was reduced from 10% to 8% beginning January 1, 2002. The obligation is collateralized by one of the Company's flight assets. The payments required under the agreement were made on December 31, 2001, March 31, 2002, and June 30, 2002 and the outstanding balance is $3.9 million at June 30, 2002. The Company paid approximately $584,000 interest during 2002 and approximately $800,000 during each of the years ended June 30, 2001 and 2000.

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

                On August 9, 2000, the Company entered into a $15 million revolving credit facility with a financial institution that provides a working capital line of credit with a letter of credit sub-limit of $10.0 million. This new credit facility replaced the previous $10 million revolving line of credit. Certain assets of the Company collateralize the new credit facility. The term of the agreement was through August 2003.

                In conjunction with the Astrotech financing (Mortgage Loan Payable) of its satellite processing facility in Titusville, Florida, in August 2001, the terms of the credit facility were amended. Space Media, Inc. is no longer a party to the credit facility and the maximum amount allowable to be drawn under the Credit Facility has been reduced to $6.5 million. Effective as of October 24, 2001 the New Credit Facility was further amended. New covenants were established and the term of the agreement was revised to July 31, 2002 with a reduction in the maximum amount allowable to be drawn under the New Credit Facility to $6.5 million. Effective December 31, 2001, the New Credit Facility was further amended. Certain collateral was released by the financial institution and the maximum amount allowable to be drawn under the New Credit Facility was to be reduced each month beginning January 1, 2002 through July 1, 2002 and matures on July 31, 2002. The Company also provided certain flight assets as additional collateral to secure the obligation. As of June 30, 2002, $2.15 million was drawn on the New Credit Facility and the maximum amount allowable to be drawn under the New Credit Facility was $2.25 million as of June 30, 2002. Subsequent to the year end, the loan was paid in full.

                Subsequent to the year ended June 30, 2002, the Company entered into a $5.0 million line of credit with a new financial institution. This credit facility replaces the New Credit Facility which was repaid and expired subsequent to the year ended June 30, 2002. The term of this new credit facility is through June 2005. Covenants under this credit facility include, but are not limited to, tangible net worth, debt to worth and debt service coverage.

         Loans Payable

                In July 1997, the Company's subsidiary, Astrotech, obtained a five-year loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB, and provided for loans of up to $15.0 million for general corporate purposes and equipment financing. In conjunction with the Astrotech financing of its satellite processing facility in Titusville, Florida in August 2001, approximately $3.1 million of the Term Loan Agreement was repaid. As of June 30, 2002, the Company had total loans payable under the term loan agreement of $218,000.

         Mortgage Loan Payable

                On August 30, 2001, SPACEHAB's Astrotech subsidiary completed a $20.0 million financing of its satellite processing facility expansion project in Titusville, Florida with a financial institution. The proceeds of this financing were used to complete the construction of the payload processing facility and supporting infrastructure. The loan is collateralized primarily by the multi-year payload processing contracts with The Boeing Company ("Boeing") and Lockheed Martin Corporation ("Lockheed Martin"). Interest accrues on the outstanding principal balance at a LIBOR-based rate, adjustable quarterly. The loan matures on January 15, 2011. The loan was converted from a construction loan to a term loan on December 31, 2001. Amortization of loan principal began on January 15, 2002 and continues on a quarterly basis through the loan maturity date. Interest is payable quarterly on the outstanding principal balance at the rate of 5.62% plus 225 basis points. For the year ended June 30, 2002, $20.0 million was drawn on the loan and $883,500 of principal was repaid during the year. On June 30, 2002, $0.5 million of cash is restricted for payment on the construction loan.

                In conjunction with this financing, a swap agreement was required to be entered into to provide for a fixed rate of interest under the loan commitment beginning January 2002. The value of the swap agreement declined by approximately $1 million during the year ended June 30, 2002 due to declines in the market rate of interest. The objective of the hedge was to eliminate the variability of cash flows in the interest payments for the total amount of the variable rate debt, the sole source of which is due to changes in the USD-LIBOR-BBA interest rate. Changes in the cash flows of the interest rate swap are expected to exactly offset the changes in cash flows attributable to fluctuations in the USD-LIBOR-BBA interest rates on the total variable rate debt.

         Convertible Subordinated Notes

                In October 1997, the Company completed a private placement offering for $63.25 million of aggregate principal of unsecured 8% Convertible Subordinated Notes due October 2007. Interest is payable semi-annually. The notes are convertible into the common stock of the Company at a rate of $13.625 per share. This offering provided the Company with net proceeds of approximately $59.9 million which were used for capital expenditures associated with the development and construction of space related assets and for other general corporate purposes.

         Loan Covenants

               For the year ended June 30, 2002 the Company was in compliance with all of the loan covenants of the Term Loan and the New Credit Facility. Covenants include, but are not limited to, tangible net worth, debt to worth and debt service coverage.

   (9)   Fair Value of Financial Instruments

                The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of June 30, 2002 and 2001 in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments (in thousands):

                                                            June 30, 2002           June 30, 2001
                                                       ------------------------ ---------------------
                                                        Carrying        Fair      Carrying     Fair
                                                         Amount         Value      Amount      Value
         --------------------------------------------------------------------------------------------
         Financial liabilities:
              Loans payable under
                credit agreement                       $      -      $      -    $    333    $    333
              Convertible notes payable to
              shareholder                                 3,866         3,866       7,860       7,860
              Loans payable under credit facility           218           218       4,264       4,264
              Mortgage loan payable                      20,127        20,127           -           -
              Convertible subordinated notes payable     63,250        30,044      63,250      38,029


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

   (10)  NASA Contracts

         Research and Logistics Module Services Contract

                On December 21, 1997, the Company entered into the REALMS Contract to provide to NASA its flight modules and related integration services over three missions at an aggregate fixed price of $44.9 million. This contract provides for NASA to use the flight modules for both science and logistics missions. During the period from December 21, 1997 to June 30, 2002, this contract was amended whereby the REALMS contract value was increased to $224.5 million and the number of missions was increased to nine.

                During the years ended June 30, 2002, 2001 and 2000, the Company recognized $43.0 million, $36.6 million and $33.3 million of revenue, respectively, under this contract.

                Subsequent to the year ended June 30, 2002, SPACEHAB negotiated an equitable adjustment in excess of the REALMS contract value due to an additional slip in the launch date of the Space Shuttle flight STS-107 from July 19, 2002 to January 16, 2003.

         Flight Crew Systems Development Contract ("FCSD")

                JE primarily operates under the FCSD Contract which is currently a $391.3 million multitask cost-plus-award and incentive-fee contract. The contract commenced in May 1993 and was scheduled to conclude in September 2002. Subsequent to June 30, 2002, NASA exercised its option to extend the contract through December 2002. The contract is currently in the recompete process with a contactor selection expected by NASA in the fall of 2002. JE performs services under a cost-plus award and incentive fee contract for government services that is requested and directed by NASA.

   (11)  Stockholder Rights Plan

                On March 26, 1999, the Board of Directors adopted a Stockholder Rights Plan designed to deter coercive takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. A dividend of one preferred share purchase right (a "Right") was declared on every share of Common Stock outstanding on April 9, 1999. Each Right under the Plan entitles the holder to buy one one-thousandth of a share of a new series of junior participating preferred stock for $35. If any person or group becomes the beneficial owner of 15% or more of common stock (with certain limited exceptions), then each right (not owned by the 15% stockholder) will then entitle its holder to purchase, at the Right's then current exercise price, common shares having a market value of twice the exercise price. In addition, if after any person has become a 15% stockholder, and is involved in a merger or other business combination transaction with another person, each Right will entitle its holder (other than the 15% stockholder) to purchase, at the Right's then current exercise price, common shares of the acquiring Company having a value of twice the Right's then current exercise price. The rights were granted to each shareholder of record on April 9, 1999. At any time before a person or group acquires a 15% position, the Company generally will be entitled to redeem the Rights at a redemption price of $0.01 per Right. The Rights will expire on April 9, 2009.

   (12)  Common Stock Option and Stock Purchase Plans

                As of June 30, 2002, approximately 2,156,602 shares of common stock were reserved for future grants of stock options under the Company's three stock option plans.

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

         The Directors' Stock Option Plan

                Each new non-employee director receives a one-time grant of an option to purchase 10,000 shares at an exercise price equal to fair market value on the date of grant. In addition, effective as of the date of each annual meeting of the Company's stockholders, each non-employee director who is elected or continues as a member of the Board of Directors of the Company shall be awarded an option to purchase 5,000 shares of common stock. Options under the Director's Plan vest after one year and expire seven years from the date of grant.

         1997 Employee Stock Purchase Plan

                The Company adopted an employee stock purchase plan that permits eligible employees to purchase shares of common stock of the Company at prices no less than 85% of the current market price. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 10% of gross compensation for each payroll period. On the last day of each quarter, each participant's contribution account is used to purchase the maximum number of whole and fractional shares of common stock determined by dividing the contribution account's balance by the lesser of 85% of the price of a share of common stock on the first day of the quarter or the last day of a quarter. The number of shares of common stock that may be purchased under the plan is 1,500,000. Through June 30, 2002, employees have purchased approximately 774,000 shares under the plan.

         Space Media, Inc. Stock Option Plan

                During the year ended June 30, 2000, Space Media, Inc., a majority owned subsidiary of the Company, adopted an option plan ("SMI Plan") for employees, officers, directors and consultants of Space Media, Inc. Under the terms of the SMI Plan, 1,500,000 shares have been reserved for future grants for which the number and price of the options granted is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. At June 30, 2002, there were 394,750 options issued and outstanding under the SMI Plan at a weighted average exercise price of $1.16. The options vest equally over a four-year period and have a life of 10 years. There were 192,375 options exercisable as of June 30, 2002.

Stock Option Activity Summary

                The following table summarizes the Company's stock option plans, excluding the SMI plan:

                                   Non-qualified Options             1994 Plan                Directors' Plan
                                 ---------------------------  -------------------------   -------------------------
                                                  Weighted                   Weighted                    Weighted
                                                  Average                    Average                     Average
                                    Shares        Exercise      Shares       Exercise       Shares       Exercise
                                  Outstanding      Price      Outstanding     Price       Outstanding     Price
-------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 1999           493,804    $   13.42     1,909,226    $    9.50        240,000    $    9.37
     Granted                                 -            -     1,034,674         5.10         35,000         4.13
     Exercised                               -            -             -            -              -            -
     Forfeited                          95,831        12.39       360,287         7.06              -            -
-------------------------------------------------------------------------------------------------------------------

Outstanding at June 30, 2000           397,973    $   13.66     2,583,613    $    8.05        275,000    $    8.70
     Granted                                 -            -     1,036,040         4.44         40,000         4.00
     Exercised                               -            -             -            -              -            -
     Forfeited                          67,707        12.55       967,539         8.11              -            -
-------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 2001           330,266    $   13.89     2,652,114    $    6.62        315,000    $    8.11
     Granted                                 -            -        52,000         2.31         65,000         1.40
     Exercised                               -            -             -            -              -            -
     Forfeited                         316,100        14.03       804,882         6.97              -            -
-------------------------------------------------------------------------------------------------------------------

Outstanding at June 30, 2002            14,166    $   10.68     1,899,232    $    6.34        380,000    $    6.96
-------------------------------------------------------------------------------------------------------------------


Options exercisable at:

     June 30, 2000                     397,973        13.66     1,423,660         8.58        240,000         9.37
     June 30, 2001                     330,266        13.89     1,272,238         7.89        275,000         8.70
     June 30, 2002                      14,166        10.68     1,114,160         7.26        315,000         8.11



Weighted-average fair value at
date of grant during the fiscal
year ended
         June 30, 2000                       -            -     1,034,674         3.02         35,000         1.87
         June 30, 2001                       -            -     1,036,040         2.06         40,000         1.85
         June 30, 2002                       -            -        52,000         1.14         65,000          .64
-------------------------------------------------------------------------------------------------------------------

                The following table summarizes information about the Company's stock options outstanding at June 30, 2002:

                                                 Options outstanding                  Options exercisable
                                      ----------------------------------------- ------------------------------
                                                      Weighted-
                                                       Average     Weighted-                    Weighted-
                                           Number     Remaining    Average                      Average
                                      -------------- Contractual   Exercise      Number         Exercise
Range of exercise prices                Outstanding  Life (years)   Price      Exercisable       Price
--------------------------------------------------------------------------------------------------------------
 $ 2.31 - 3.44                            390,000       8.38       $  3.01       136,501       $   3.00

   4.00 - 5.00                            496,246       7.37          4.74       242,996            4.6

   5.13 - 8.88                            759,600       4.90          5.94       545,362           6.26

   9.88 - 14.00                           582,552       2.65         11.33       518,467          11.28
--------------------------------------------------------------------------------------------------------------
                                        2,228,398       5.55          6.47     1,443,326           7.48
--------------------------------------------------------------------------------------------------------------

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

                                           Year Ended       Year Ended        Year Ended
                                        June 30, 2002    June 30, 2001     June 30, 2000
         --------------------------------------------------------------------------------
         Net loss:
              As reported                   $ (2,367)       $ (12,785)         $ (3,844)
              Pro forma                       (3,340)         (13,982)           (4,996)

         ================================================================================
         Net loss per share - basic:
              As reported                   $  (0.20)        $  (1.12)         $  (0.34)
              Pro forma                        (0.27)           (1.23)            (0.44)
         ================================================================================

                The fair value of each option granted and each employee stock purchase right is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal years 2002, 2001 and 2000, respectively: 0.0% dividend rate; expected volatility ranging from 35% to 50%; risk-free interest rates ranging from 3.875% to 7.875%; and expected lives ranging from three months to seven years.

                The effects of compensation cost as determined under SFAS 123 on pro forma net income (loss) in years ended June 30, 2002, 2001 and 2000 may not be representative of the effects on pro forma net income (loss) in future periods.

         Warrants

                The Company also has 53,000 currently exercisable warrants outstanding to purchase the Company's common stock at $9.00 per share, with an expiration date of July 1, 2002. The fair market value of these warrants was recognized at issuance. All such warrants were issued at exercise prices equivalent to, or in excess of, the determined fair market value of the Company's common stock at the date of issuance. No warrants were exercised as of June 30, 2002.

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

The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

                                             Years Ended June 30,
                                 --------------------------------------------
                                     2002           2001             2000
-----------------------------------------------------------------------------
Current:
Federal                           $  (2,134)      $      -         $       -
State                                    84            127                 -
Foreign                                   -             70
----------------------------------------------------------------------------

                                     (2,050)           197                 -
----------------------------------------------------------------------------
Deferred:
Federal                                   -           (685)           (1,477)
State and local                           -           (398)             (285)
Foreign
----------------------------------------------------------------------------
                                          -         (1,083)           (1,762)
----------------------------------------------------------------------------
Income tax expense (benefit)      $  (2,050)      $   (886)        $  (1,762)
============================================================================

A reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory rate of 34 percent to the income
(loss) before income taxes to the actual amount of income tax expense (benefit) recognized follows (in thousands):

                                                 Years Ended June 30,
                                         -------------------------------------
                                            2001          2001         2000
------------------------------------------------------------------------------
Expected expense (benefit)                $ (1,502)     $ (4,648)    $ (1,906)
Change in valuation allowance                 (946)        3,948           43
State income taxes                            (128)         (491)        (188)
Other, primarily goodwill amortization         526           305          289
Total                                     $ (2,050)     $   (886)    $ (1,762)
=============================================================================

The Company's deferred tax asset as of June 30, 2002 and 2001 consists of the following (in thousands):

                                                      2002              2001
------------------------------------------------------------------------------
Deferred tax assets:
Net operating loss carryforwards                  $    15,459        $  15,818
General business credit carryforwards                   2,170            2,170
Alternative minimum tax credit carryforwards              499            3,292
Accrued expenses                                        1,478            1,636
Capitalized start-up and organization costs             1,430            1,602
Other                                                     191              190
------------------------------------------------------------------------------
Total gross deferred tax assets                        21,227           24,708
Less - valuation allowance                             (3,214)          (4,160)
------------------------------------------------------------------------------
Net deferred tax assets                                18,013           20,548
==============================================================================
Deferred tax liabilities:
Property and equipment, principally due to
differences in depreciation                            17,749           20,493
Other                                                     264               55
------------------------------------------------------------------------------
Total gross deferred tax liabilities                   18,013           20,548
------------------------------------------------------------------------------
Net deferred tax assets/(liabilities)                       0        $       0
==============================================================================

           At June 30, 2002, the Company had accumulated net operating losses of approximately $40.7 million for Federal income tax purposes, which are available to offset future regular taxable income. These operating loss carryforwards expire between the years 2007 and 2022. Utilization of these net operating losses may be subject to limitations in the event of significant changes in stock ownership of the Company.

           Additionally, the Company has approximately $2.2 million and $0.5 million of research and experimentation and alternative minimum tax credit carryforwards, respectively, available to offset future regular tax liabilities. The research and experimentation credits expire between the years 2002 and 2008; the alternative minimum tax credits carry-forward indefinitely.

           In assessing the realizability of its net deferred tax assets, management considers whether it is more likely than not that some portion or all of the net deferred tax assets are realizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2002, the Company provided a full valuation allowance of approximately $3.2 million against its net deferred tax assets.

           The Company has received approximately $2.1 million in refund claims related to net operating loss carryforwards for alternative minimum taxes paid in prior years.

(14) Net Income (Loss) Per Share

           The following are reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the years ended June 30, 2002, 2001 and 2000 (in thousands, except share data):

                                                      Per common     Assuming
                                                         share       Dilution
       ------------------------------------------------------------------------
       Year Ended June 30, 2002
       Net loss                                      $     (2,367) $     (2,367)
       Net loss, as adjusted                         $     (2,367) $     (2,367)
       ========================================================================
       Weighted average outstanding common shares      11,884,309    11,884,309
       Adjusted shares                                 11,884,309    11,884,309
       ========================================================================
       Year Ended June 30, 2001
       Net loss                                      $    (12,785) $    (12,785)
       Net loss, as adjusted                         $    (12,785) $    (12,785)
       ========================================================================
       Weighted average outstanding common shares      11,400,482    11,400,482
       Adjusted shares                                 11,400,482    11,400,482
       ========================================================================
       Year Ended June 30, 2000
       Net loss                                      $     (3,844) $     (3,844)
       Net loss, as adjusted                         $     (3,844) $     (3,844)
       Weighted average outstanding common shares      11,272,767    11,272,767
       Adjusted shares                                 11,272,767    11,272,767
       ========================================================================

           All options and warrants to purchase shares of common stock were excluded from the computations of diluted earnings (loss) per share for the years ended June 30, 2002, 2001 and 2000, because the impact of such options and warrants is anti-dilutive.

(15) Employee Benefit Plan

           The Company has a defined contribution retirement plan, which covers all employees and officers. For the years ended June 30, 2002, 2001 and 2000, the Company contributed $1.4 million, $1.8 million and

      $1.5 million, respectively, to the plan. The Company has the right, but not the obligation, to make contributions to the plan in future years at the discretion of the Company's Board of Directors.

(16)  Commitments

      Integration and Operations Contracts

           On August 13, 1997, the Company initiated a letter agreement with Boeing, a major subcontractor for standard integration and operation services to the Company for future missions that were not already provided for under its contract for missions to the Mir Space Station. In August 1998, this letter agreement became a cost plus incentive fee contract whereby Boeing will provide integration and operations services required to successfully complete four research missions (one single module mission and three double module missions) and seven logistics double module missions. Additionally, there are several tasks that are separately priced to yield a contract value of up to $139.5 million. As of June 30, 2002 $123.2 million has been incurred under this commitment.

      Leases

           The Company is obligated under capital leases for equipment and noncancelable operating leases for equipment, office space, storage space, the land for a payload processing facility and certain flight assets. Future minimum payments under these capital leases and noncancelable operating leases are as follows (in thousands):

                                                             Capital  Operating
      Year ending June 30,                                    Leases    Leases
      -------------------------------------------------------------------------

      2003                                                   $   218  $   5,752
      2004                                                       212      4,751
      2005                                                        67      3,899
      2006                                                         -        693
      2007                                                         -        674
      2008 and thereafter                                          -      3,759
      -------------------------------------------------------------------------
                                                                 497  $  19,527
                                                             ------------------

      Less: amount representing interest between 9% and 12%      (45)         -
      -------------------------------------------------------------------------

      Less: payments due for sublease                              -     (2,777)
      -------------------------------------------------------------------------

      Present value of net minimum capital lease payments    $   452     16,750
      -------------------------------------------------------------------------

           Rent expense for the years ended June 30, 2002, 2001 and 2000 was approximately $2.6 million, $2.9 million and $2.1 million, respectively.

           For fiscal years 2003, 2004, 2005, 2006, 2007 and 2008, the Company expects to receive net payments of approximately $0.5 million, $0.5 million, $0.5 million, $0.5 million, $0.5 million, and $0.3 million respectively for sub leases.

           At June 30, 2002, the capitalized lease assets are recorded at $361,852 and the annual amortization is $98,762.

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

           The accounting policies of the segments are the same as those described in the summary of significant accounting policies, see note 2. Information about the Company's segments is as follows:

                                                                 (in thousands)
      Year Ended June 30, 2002:                                       Net           Depreciation
                                                    Pre-Tax          Fixed              And
                                  Revenue        Income (loss)       Assets         Amortization
                                  -----------------------------------------------------------------
      Flight Services                $ 51,374         $  1,178         $124,153            $ 9,492
      Johnson Engineering              40,504           (2,657)           1,553              1,633
      Astrotech                         9,936            2,005           50,074              1,266
      SMI                                 678           (1,655)              71                293
      Other                               281           (3,288)               -                  -
                                  -----------------------------------------------------------------
                                     $102,773         $ (4,417)        $175,851            $12,684
                                  -----------------------------------------------------------------

      Year Ended June 30, 2001:                                       Net           Depreciation
                                                    Pre-Tax          Fixed              And
                                  Revenue        Income (loss)       Assets         Amortization
                                  -----------------------------------------------------------------
      Flight Services                $ 44,997         $ (7,868)        $135,055            $ 7,107
      Johnson Engineering              53,526             (887)           2,806              1,647
      Astrotech                         6,230               18           36,135                966
      SMI                                 501           (4,934)              58                230
                                  -----------------------------------------------------------------
                                     $105,254         $(13,671)        $174,054            $ 9,950
                                  -----------------------------------------------------------------
      Year ended June 30, 2000:                                          Net           Depreciation
                                                    Pre-Tax             Fixed              And
                                  Revenue            Income             Assets         Amortization
                                  -----------------------------------------------------------------
      Flight Services                $ 39,871         $   (928)        $129,709            $ 5,702
      Johnson Engineering              58,254              108            3,000              1,537
      Astrotech                         7,583           (2,944)          25,975                983
      SMI                                   -           (1,842)               -                  -
                                  -----------------------------------------------------------------
                                     $105,708         $ (5,606)        $158,684            $ 8,222
                                  -----------------------------------------------------------------

      Foreign revenue for the years ended June 30, 2002, 2001 and 2000 was approximately $5.9 million, $6.6 million and $1.7 million respectively. Domestic revenue for the years ended June 30, 2002, 2001 and 2000 was approximately $96.8 million, $98.7 million and $104.0 million, respectively.

(18)  Convertible Preferred Stock

           On August 2, 1999, Astrium, a related party, a shareholder, purchased an additional $12.0 million equity stake in SPACEHAB representing 1,333,334 shares of Series B Senior Convertible Preferred Stock. Under the agreement, Astrium, a related party, purchased all of SPACEHAB's 975,000 authorized and unissued shares of preferred stock. At the annual stockholders meeting held on October 14, 1999, the shareholders approved the proposal to increase the number of authorized shares of preferred stock to 2,500,000, in order to complete the transaction with Astrium, a related party, allowing them to purchase the additional 358,334 preferred shares. The preferred stock purchase increased Astrium's, a related party, voting interest in SPACEHAB to approximately 11.5%. The Series B Senior Convertible Preferred Stock is: convertible at the holders' option on the basis of one share of preferred stock for one share of common stock, entitled to vote on an "as converted" basis the equivalent number of shares of common stock and has preference in liquidation, dissolution or winding up of $9.00 per preferred share. No dividends are payable on the convertible preferred shares.

           Astrium, a related party, provides unpressurized payload and integration efforts to SPACEHAB on a fixed price basis in addition to providing engineering services as required. For the years ended June 30, 2002, 2001 and 2000, Astrium's, a related party, payload and integration services included in cost of revenue was approximately $4.3 million, $4.3 million and $3.6 million, respectively.

(19)  Investment in Guigne

           During June 1998, the Company entered into a joint venture agreement with Guigne Technologies Limited ("GTL"), a Canadian Company, for the purpose of developing, fabricating, marketing and selling of SpaceDRUMS services, a containerless processing facility intended to be deployed on the ISS. In accordance with the joint venture agreement, the Company had contributed, in exchange for a 50% interest in the joint venture, an aggregate of $2.0 million of working capital to the joint venture through December 1999. The Company's contributions were made in the form of an unsecured non-interest bearing note. The joint venture has entered into contracts with an aggregate value of $6.9 million for the lease of the SpaceDRUMS facility with an unrelated party.

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

 (20) Asset Sale

           On November 30, 2000, Astrium, a related party, entered into an agreement with the Company to purchase the Company's Integrated Cargo Carrier ("ICC") and Vertical Cargo Carrier ("VCC") flight assets. The total purchase price of $15.4 million is comprised of both cash and services payments. The transaction will occur in two phases. The first phase is for the purchase of the ICC assets and the second phase is for the purchase of the VCC assets. Phase one of the transactions was completed in the three months ended March 31, 2001. Phase two was completed in June 30, 2002. The sale was approximately at book value and the Company recognized a minimal loss. SPACEHAB has entered into an agreement with Astrium, a related party, to lease these assets for a period of four years with two additional four-year options.

           On August 2, 2001, SPACEHAB'S Astrotech subsidiary sold the assets of its Oriole sounding rocket program and related property for approximately $1.2 million to DTI Associates of Arlington, Virginia. The sale turns over all physical and intellectual property assets of Astrotech's sounding rocket program, including the design of the Oriole Rocket, except for those assets required for Astrotech to fulfill the terms of an agreement with an existing customer. The terms of the sale are as follows: an initial cash payment at closing, five equal monthly payments beginning September 2001 and a promissory note of $655,000, bearing interest and secured by the Astrotech Sounding Rocket Program intellectual property and due July 26, 2002. Astrotech recognized a gain of approximately $1.1 million on the sale in the quarter ended September 30, 2002. Subsequent to the year ended June 30, 2002, all payments due under the arrangement have been received by Astrotech.

(21)  Investment in SMI

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

(22)  Subsequent Event

           Subsequent to the year ended June 30, 2002, the Company entered into a $5.0 million line of credit with a new financial institution. This credit facility replaces the New Credit Facility which was repaid and expired subsequent to the year ended June 30, 2002. The term of this new credit facility is through June 2005. Covenants under this credit facility include, but are not limited to, tangible net worth, debt to worth and debt service coverage.

(23)  Summary of Selected Quarterly Financial Data (Unaudited)

           The following is a summary of selected quarterly financial data for the previous two fiscal years (in thousands, except per share data):

                                                            Three months ended
                                          ---------------------------------------------------
                                          September 30   December 31     March 31     June 30
---------------------------------------------------------------------------------------------
Year ended June 30, 2002
Revenue                                     $22,292         $27,727       $24,711     $28,043
Income (loss) from operations                (2,528)          2,010         1,530        (104)
Net income (loss)                            (2,850)            685            66        (241)

Net income (loss) per share - basic           (0.24)           0.06          0.01       (0.02)
Net income (loss) per share - diluted         (0.24)           0.05          0.00       (0.02)
---------------------------------------------------------------------------------------------
Year ended June 30, 2001
Revenue                                     $26,966         $23,975       $24,453     $29,860
Income (loss) from operations                (1,602)         (3,066)       (3,089)     (1,421)
Net income (loss)                            (1,480)         (2,738)       (2,973)     (5,594)

Net income (loss) per share - basic           (0.13)          (0.24)        (0.26)      (0.49)
Net income (loss) per share - diluted         (0.13)          (0.24)        (0.26)      (0.49)
---------------------------------------------------------------------------------------------

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None

PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by this item will be contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 11. Executive Compensation.

         The information required by this item will be contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item will be contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 13. Certain Relationships and Related Transactions.

         The information required by this item will be contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      The following documents are filed as part of the report:

1.       Financial Statements.

         The following consolidated financial statements of SPACEHAB, Incorporated and its wholly owned and majority-owned subsidiaries and related notes, are set forth herein as indicated below.

                                                                            Page
         Report of Ernst & Young LLP, Independent Auditors ...............   24
         Report of KPMG LLP, Independent Auditors ........................   25
         Consolidated Balance Sheets .....................................   26
         Consolidated Statements of Operations ...........................   27
         Consolidated Statements of Stockholders' Equity .................   28
         Consolidated Statements of Cash Flows ...........................   29
         Notes to Consolidated Financial Statements ......................   30

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

10.103*//////      SPACEHAB, Incorporated 1997 Employee Stock Purchase Plan.

10.104*+ Secured Promissory Note, dated March 30, 1999, between the Company and The CIT Group/Equipment Financing, Inc.

10.105*+ Amendment No 2 to Loan and Security Agreement, dated October 15, 1999 between the Company, First Union National Bank and certain other parties.

10.106+++++        Agreement between Astrotech Space Operations, Inc. and
                   McDonnell Douglas Corporation, dated January 7, 2000.

10.107+++++        Agreement between Astrotech Space Operations, Inc. and
                   Lockheed Martin Commercial Launch Services, Inc. dated
                   January 24, 2000.

10.108*+ Amendment No. 3 to Loan and Security Agreement, dated January 31, 2000 between the Company, First Union National Bank and certain other parties.

10.109*+ Employment and Non-Interference Agreement, dated February 14, 2000, between the Company and Julia A. Pulzone.

10.110*+ Amendment No. 4 to Loan and Security Agreement, dated May 18, 2000 between the Company, First Union National Bank and certain other parties.

10.111*+ Third Amendment and Assignment of Industrial Real Estate Lease, and Consent to Assignment of Industrial Real Estate Lease, dated July 24, 2000, between the Company, American National Insurance Company and Pall Corporation.

10.112*+ Financing and Security Agreement, dated August 9, 2000, by and among Bank of America, N.A. and the Company, Johnson Engineering Corporation, Astrotech Space Operations, Inc. and Space Media, Inc.

10.113*++++        Employment and Non-Interference Agreement, dated as of
                   January 1, 2001, between the Company and Michael Kearney.

10.114*+++++       Credit agreement dated as of August 30, 2001 by and between
                   Astrotech Florida Holdings, Inc. and SouthTrust Bank.

10.115*+++++       Third Amendment to Financing and Security Agreement, dated as of October 24, 2001 by and among Bank of America, N.A. and the Company, Johnson Engineering Corporation and Astrotech
                   Space Operations, Inc.

10.116*++++++      Amendment to the Alenia Loan Agreement, dated as of November
                   15, 2001 by the Company and Alenia Spazio, S.P.A.

10.117*++++++      Fourth Amendment to Financing and Security Agreement, dated as of January 16, 2002 by and among Bank of America, N.A. and the Company, Johnson Engineering Corporation and Astrotech
                   Space Operations, Inc.

10.118 Financing and Security Agreement, dated August 29, 2000, by and among Riggs Bank N.A. and the Company, Johnson Engineering Corporation and Astrotech Space Operations, Inc.

16.*++             Changes in Registrant's Certifying Accountant.

21.                Subsidiaries of the Registrant.

23.1               Consent of Ernst & Young LLP, Independent Auditors. September
                   23, 2002

23.2               Consent of KPMG LLP.

99.1 Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

*+++++ Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2001.

*++++++ Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2001.

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

                                      SPACEHAB, Incorporated


                                      By:   /s/ Dr. Shelley A. Harrison
                                            ---------------------------
                                            Dr. Shelley A. Harrison
                                            Chairman of the Board and
                                            Chief Executive Officer

Date: September 17, 2002
                                      By:   /s/ Julia A. Pulzone
                                            -----------------------
                                            Julia A. Pulzone
                                            Senior Vice President, Finance
                                            and Chief Financial Officer

Date: September 17, 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

/s/ Hironori Aihara                         Director          September 17, 2002
------------------------------------
Hironori Aihara

/s/ Melvin D. Booth                         Director          September 17, 2002
-------------------------------------
Melvin D. Booth

/s/ Dr. Edward E. David, Jr.                Director          September 17, 2002
------------------------------------
Dr. Edward E. David, Jr.

/s/ Richard Fairbanks, III                  Director          September 17, 2002
------------------------------------
Richard Fairbanks

/s/ Michael E. Kearney                      Director          September 17, 2002
------------------------------------
Michael Kearney

/s/ Josef Kind                              Director          September 17, 2002
------------------------------------
Josef Kind

/s/ Gordon S. Macklin                       Director          September 17, 2002
------------------------------------
Gordon S. Macklin

/s/ James R. Thompson                       Director          September 17, 2002
------------------------------------
James R. Thompson

                                 CERTIFICATIONS


I, Dr. Shelley A. Harrison, certify that:

     1. I have reviewed this annual report on Form 10-K of SPACEHAB, Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     Date: September 17, 2002



     /s/ Dr. Shelley A. Harrison
     -----------------------------
     Dr. Shelley A. Harrison
     Chairman of the Board,
     And Chief Executive Officer



I, Julia A. Pulzone, certify that:

     4. I have reviewed this annual report on Form 10-K of SPACEHAB, Incorporated;

     5. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     6. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     Date: September 17, 2002



     /s/ Julia A. Pulzone
     ---------------------------
     Julia A. Pulzone
     Chief Financial Officer