Form 10-Q
period 2002-09-30
SPACEHAB INC \WA\
filed 2002-11-13
CIK 1001907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

OR

(    ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 0-27206

SPACEHAB, Incorporated
601 13th Street, NW
Suite 900 South
Washington, DC 20005
(202) 488-3500

Incorporated in the State of Washington	IRS Employer Identification
Number 91-1273737

The number of shares of Common Stock outstanding as of the close of business on November 1, 2002:

Class	Number of Shares Outstanding
Common Stock	12,233,451

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange act)

Yes                No   X

SPACEHAB, INCORPORATED AND SUBSIDIARIES
SEPTEMBER 30, 2002 QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SPACEHAB, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002 (unaudited)	June 30, 2002
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$574	$2,694
Accounts receivable, net	14,610	13,802
Prepaid expenses and other current assets	908	464

Total current assets	16,092	16,960
Property, plant, and equipment, net of accumulated depreciation and amortization of $77,324 and $74,307, respectively	172,793	175,851
Goodwill, net of accumulated amortization of $4,553 and $4,553, respectively	20,294	20,294
Investment in Guigne, net	1,800	1,800
Other assets, net	6,343	5,921

Total assets	$217,322	$220,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loans payable, current portion	$169	$169
Revolving loan payable	730	2,150
Accounts payable & accrued expenses	15,900	14,349
Accrued subcontracting services	2,827	3,043
Convertible notes payable to stockholder	2,577	1,827
Mortgage loan payable	2,082	2,039
Deferred revenue	13,012	15,405

Total current liabilities	37,297	38,982
Loans payable, net of current portion	6	49
Accrued expenses	552	438
Convertible notes payable to stockholder	677	2,039
Deferred revenue	9,616	9,560
Convertible subordinated notes payable	63,250	63,250
Mortgage loan payable	16,540	17,078
Other long term liability	1,843	1,010

Total liabilities	129,781	132,406
Commitments and contingencies
Minority interest in consolidated subsidiary	750	750
Stockholders’ equity
Preferred Stock, authorized 2,500,000 shares, issued and outstanding 1,333,334 shares	11,892	11,892
Common stock, no par value, authorized 30,000,000 shares, issued and outstanding 12,233,451 and 11,832,096 shares, respectively	83,254	83,204
Additional paid-in capital	16	16
Accumulated other comprehensive loss	(1,843)	(1,010)
Accumulated deficit	(6,528)	(6,432)

Total stockholders’ equity	86,791	87,670

Total liabilities and stockholders’ equity	$217,322	$220,826

See accompanying notes to unaudited condensed consolidated financial statements

SPACEHAB, INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2002	2001
	(In thousands, except share data)
Revenue	$26,812	$22,292
Costs of revenue	21,634	19,866

Gross profit	5,178	2,426

Operating expenses
Selling, general and administrative	3,414	4,936
Research and development	14	18

Total operating expenses	3,428	4,954

Income (loss) from operations	1,750	(2,528)
Interest expense, net of capitalized interest	(1,859)	(1,435)
Interest and other income, net	9	1,141

Loss before income taxes	(100)	(2,822)
Income tax benefit (expense)	6	(28)

Net loss	$(94)	$(2,850)

Loss per share
Net loss per share—basic and diluted	$(0.01)	$(0.24)

Shares used in computing net loss per share—basic and diluted	12,154,465	11,647,709

See accompanying notes to unaudited condensed consolidated financial statements

SPACEHAB, INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2002	2001
	(In thousands)
Operating activities
Net loss	$(94)	$(2,850)
Adjustments to reconcile net loss to net cash provided by operating activities
Gain on sale of property and equipment	—	(1,096)
Depreciation and amortization	3,141	3,427
Changes in assets and liabilities
(Increase) in accounts receivable	(808)	(2,375)
(Increase) in prepaid expenses and other current assets	(445)	(276)
(Increase) in other assets	(550)	(28)
(Decrease) increase in deferred flight revenue	(2,111)	3,563
Increase (decrease) in accounts payable and accrued expenses	1,479	(693)
(Decrease) increase in accrued subcontracting services	(216)	600

Net cash provided by operating activities	396	272

Investing activities
Payments for flight assets under construction	(109)	(971)
Payments for building under construction	—	(5,868)
Purchases of property, equipment and leasehold improvements	(11)	(36)
Proceeds received from sale of property and equipment	125	583
Decrease in restricted cash	549	—

Net cash provided by (used for) investing activities	554	(6,292)

Financing activities
Payment of loan payable	(42)	(3,861)
Payment of note payable under credit agreement	—	(333)
Proceeds from issuance of common stock	47	349
Repayment of revolving loan payable, net	(1,420)	(922)
Proceeds from mortgage loan	—	11,719
Repayment of mortgage loan	(494)	—
Payment of note payable to stockholder	(612)	—
Proceeds from sale of minority interest in consolidated subsidiary	—	750

Net cash (used for) provided by financing activities	(2,521)	7,702

Net change in cash and cash equivalents	(1,571)	1,682
Cash and cash equivalents at beginning of period	2,145	34

Cash and cash equivalents at end of period	$574	$1,716

See accompanying notes to unaudited condensed consolidated financial statements

SPACEHAB, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and subsidiaries (“SPACEHAB” or the “Company”) as of September 30, 2002, and the results of its operations and cash flows for the three month periods ended September 30, 2002 and 2001. However, the consolidated financial statements are unaudited, and do not include all related footnote disclosures. Certain amounts presented for prior periods have been reclassified to conform with the fiscal year 2003 presentation.

The consolidated results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year. The Company’s results of operations have fluctuated significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

2.    Earnings per Share

Convertible notes payable outstanding as of September 30, 2002, convertible into 4,642,202 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the three months ended September 30, 2002 and 2001, as the inclusion of the converted notes would be anti-dilutive for these periods.

Options to purchase 361,000 shares of common stock at $0.70 per share were outstanding as of September 30, 2002, but were not included in the computation of diluted EPS as the inclusion of these options would be anti-dilutive. These options expire on September 17, 2012.

Options to purchase 2,185,650 shares of common stock, at prices ranging from $1.15 to $14.00 per share, were outstanding at September 30, 2002 but were not included in diluted EPS as the option prices were greater than the average market price of the common shares during the three months ended September 30, 2002. The options expire between October 9, 2002 and July 23, 2011.

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

3.    Revenue Recognition

SPACEHAB’s Flight Services business unit’s revenue is derived primarily from long-term fixed-price contracts with the U.S. Government and commercial customers. Revenue under these contracts is recognized using the percentage of completion method of accounting. Such revenues are recorded based on the percentage of costs incurred in the applicable reporting period as compared to the most recent estimates of costs to complete each mission. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment. Management bases its estimate on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Costs to complete include, when appropriate, material, labor, subcontracting costs, lease costs, commissions, insurance and depreciation. Reviews of the status of contracts are performed by business segment personnel through periodic contract status and performance reviews. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period in which the change in estimate occurs. With respect to its cost-plus award and incentive fee contract, SPACEHAB’s subsidiary,

Johnson Engineering Corporation (“JE”), recognizes revenue based on costs incurred plus a proportionate amount of estimated fee earned. Award fees, which provide earnings based on the Company’s contract performance as determined by the National Aeronautics and Space Administration (“NASA”) evaluations, are recorded when the amounts can be reasonably estimated, or when awarded. Changes in estimated costs to complete and estimated amounts recognized as award fees are recognized in the period they become known. Revenue generated from SPACEHAB’s subsidiary Astrotech Space Operations (“Astrotech”) payload processing facilities is billed and recognized on a quarterly basis under the terms of its existing long term contracts for costs incurred.

4.    Statements of Cash Flows—Supplemental Information

(a)    Cash paid for interest costs was $0.4 million and $0.9 million for the three months ended September 30, 2002 and 2001, respectively. The Company capitalized no interest costs during the three months ended September 30, 2002 and capitalized $0.4 million during the three months ended September 30, 2001.

(b)    The Company paid no income taxes during the three months ended September 30, 2002 and September 30, 2001.

5.    Credit Facilities

The Company issued subordinated notes for a portion of the amount due to Alenia Spazio S.p.A. (“Alenia”), a shareholder, under a previously completed construction contract for the Company’s flight modules. Alenia may elect to convert, in whole or part, the remaining principal amount into equity of Astrotech Space Operations, Inc., on terms and conditions to be agreed with the Company. On November 15, 2001 the Company entered into an agreement with Alenia to restructure the terms of this debt to provide for a $3.0 million payment of principal and interest on December 31, 2001 and quarterly amortization of the remaining principal beginning March 2002 through December 2003. In addition, the interest rate was reduced from 10% to 8% beginning January 1, 2002. The obligation is collateralized by one of the Company’s flight assets. The outstanding balance of this note is $3.2 million at September 30, 2002.

In August 2002, the Company entered into a $5.0 million line of credit with a new financial institution. This credit facility replaced a previous credit facility which was repaid and expired on July 31, 2002. The term of this new credit facility is through August 28, 2005. Covenants under this credit facility include, but are not limited to, tangible net worth, debt to worth and debt service coverage. As of September 30, 2002, $0.7 million was outstanding under this credit facility.

On August 30, 2001, SPACEHAB’s Astrotech subsidiary completed a $20.0 million financing of its satellite processing facility expansion project in Titusville, Florida with a financial institution. The proceeds of this financing were used to complete the construction of the payload processing facility and supporting infrastructure. The loan is collateralized primarily by Astrotech’s multi-year payload processing contracts with The Boeing Company and Lockheed Martin Corporation. Interest accrues on the outstanding principal balance at a LIBOR-based rate, adjustable quarterly. The loan matures on January 15, 2011. The loan was converted from a construction loan to a term loan on December 31, 2001. Amortization of loan principal began on January 15, 2002 and continues on a quarterly basis through the loan maturity date. Interest is payable quarterly on the outstanding principal balance at the rate of 5.62% plus 225 basis points. For the three months ended September 30, 2002, $0.5 million of principal was repaid.

In conjunction with this financing, a swap agreement was required to be entered into to provide for a fixed rate of interest under the loan commitment beginning January 2002. The objective of the hedge was to eliminate the variability of cash flows in the interest payments for the total amount of the variable rate debt, the sole source of which is due to changes in the USD-LIBOR-BBA interest rate. Changes in the cash flows of the interest rate swap are expected to exactly offset the changes in cash flows attributable to fluctuations in the USD-LIBOR-BBA interest rates on the total variable rate debt. The value of the swap, approximately $1.8 million, is recorded in other comprehensive income (loss) on the balance sheet. It is the only item included in other comprehensive loss.

6.    Asset Sales

On November 30, 2000, Astrium, a related party, entered into an agreement with the Company to purchase the Company’s Integrated Cargo Carrier and Vertical Cargo Carrier flight assets. The total purchase price of $15.4 million is comprised of both cash and services payments. The transaction occurred in two phases. The first phase was for the purchase of the ICC assets and the second phase was for the purchase of the VCC assets. Phase one of the transactions was completed in the quarter ended March 31, 2001. Phase two was completed in the quarter ended June 30, 2002. The Company recognized a minimal loss on the sale. SPACEHAB has entered into an agreement with Astrium, a related party, to lease these assets for a period of four years with two additional four-year options.

7.    Segment Information

Based on its organization, the Company currently operates in five major business segments: Flight Services, JE, Astrotech, Space Media, Inc. (“SMI”) and All Other. Flight Services was founded to commercially develop space habitat modules and carriers that operate in the cargo bay of the Space Shuttles. Flight Services provides a turnkey service that includes access to the modules and carriers and provides integration and operations support services for both NASA and commercial customers. JE is primarily engaged in providing engineering services and products to the Federal Government and NASA, primarily under the Flight Crew System Development (“FCSD”) Contract. Astrotech provides payload processing facilities to serve the satellite manufacturing and launch services industry. Astrotech currently provides launch site preparation facilities for flight ready satellites of major U.S. space launch companies and satellite manufacturers. SMI was established in April 2000, to develop space themed commercial business activities. The All Other segment, established in fiscal year 2002, includes start up business units, which are expected to provide services to the Federal Government and NASA.

The Company’s chief operating decision maker utilizes both revenue and income before taxes, including allocated interest based on the investment in the segment, in assessing performance and making overall operating decisions and resource allocations. As such, other income or expense items including taxes and corporate overhead have not been allocated to the various segments.

	Three Months Ended September 30, 2002
	Revenue	Pre-Tax Income (Loss)	Net Fixed Assets	Depreciation And Amortization
	(in thousands)
Flight Services	$12,367	$(1,006)	$122,096	$2,150
Johnson Engineering	11,274	699	1,156	271
Astrotech	2,846	318	49,477	525
SMI	124	(82)	64	65
All Other	201	(29)	—	—

	$26,812	$(100)	$172,793	$3,011

	Three Months Ended September 30, 2001
	Revenue	Pre-Tax Income (Loss)	Net Fixed Assets	Depreciation And Amortization
	(in thousands)
Flight Services	$9,602	$(3,537)	$133,577	$2,664
Johnson Engineering	10,175	402	2,034	391
Astrotech	2,246	1,637	43,259	224
SMI	124	(596)	53	83
All Other	145	(728)	—	—

	$22,292	$(2,822)	$178,923	$3,362

8.    Minority Investment in Consolidated Subsidiary

Pursuant to agreements entered into as of September 27, 2001, eScottVentures II, LLC, of Melbourne, Florida, purchased 5,914,826 newly issued shares of SMI’s Series A redeemable, convertible preferred stock for $750,000. These shares are convertible at the option of the holder one for one into SMI common stock. Holders of the Series A preferred stock are entitled to receive dividends only when and if declared by SMI’s Board. On and after September 28, 2004, the holders of at least two-thirds of the outstanding series A preferred stock can require SMI to redeem their shares. eScottVentures II appointed a representative to SMI’s Board of Directors along with its equity stake. SPACEHAB’s ownership in Space Media, Inc. has been reduced to approximately 51% based on voting rights as a result of eScottVentures II equity investment. In February 2002, eScottVentures II’s representative resigned his seat on the Board of Directors. SPACEHAB is required to record 100% of SMI’s losses for financial reporting purposes.

On June 21, 2002, eScott Ventures II, LLC (“ESV”) filed Case Number 1:02CV01236 in the U.S. District Court for the District of Columbia against Space Media, Inc., SPACEHAB, Inc., Shelley A. Harrison and Julia A. Pulzone (collectively, “Defendants”). This suit relates to ESVs investment in Space Media, Inc., and asserts claims for federal securities fraud, fraud in the inducement, common law fraud, negligent misrepresentation, breach of contract, breach of duty of good faith and fair dealing, tortuous interference with contractual relations and conspiracy to commit fraud. ESV seeks rescission of its contract and return of its $750,000 investment, plus unspecified expenses, consequential damages, exemplary and punitive damages, prejudgment interest, and costs and disbursements, including attorney and expert fees. Defendants answered the complaint on July 17, 2002, asserted a number of affirmative defenses, and intend to contest the case vigorously. The parties have subsequently agreed to engage in mediation in an attempt to resolve this matter.

9.    Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets”. The statement eliminates the requirement to amortize costs in excess of net assets acquired (goodwill) under the purchase method of accounting, and sets forth a new methodology for periodically assessing and, if warranted, recording impairment of goodwill. The Company was required to adopt the new rules effective July 1, 2002. The elimination of amortization of goodwill was expected to increase earnings by approximately $1.0 million. The Company will continue to analyze and assess the impairment provisions of the new statement on an ongoing basis. As of the period ended September 30, 2002, the Company did not record an impairment write down.

The financial statements for the period ended September 30, 2001 included amortization of goodwill. The unaudited condensed Consolidated Statements of Operations for that period reported a loss before income taxes of $2.822 million. If goodwill had not been amortized to conform with the current accounting pronouncement, the loss before income taxes would have been $2.573 million.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

This document may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including (without limitation) the “General” and “Liquidity and Capital Resources” sections of this Item 2. Such statements are subject to certain risks and uncertainties, including those discussed herein, which could cause actual results to differ materially from those projected in the statements. In addition to those risks and uncertainties discussed herein, such risks and uncertainties include, but are not limited to, whether the Company will fully realize the economic benefits under its U.S. National Aeronautics and Space Administration (“NASA”) and other customer contracts, the commercialization of the Research Double Module and related new commercial space assets, deployment of the International Space Station (“ISS”), technological difficulties, product demand and market acceptance risks, the effect of economic conditions, uncertainty in government funding and the impact of competition.

SPACEHAB was incorporated in 1984 to commercially develop space habitat modules to operate in the cargo bay of NASA’s Space Shuttles. SPACEHAB’s subsidiaries include, Johnson Engineering Corporation (“JE”), Astrotech Space Operations, Inc. (“Astrotech”) and Space Media, Inc. (“SMI”).

Revenue

SPACEHAB’s Flight Services business unit generates revenue by providing a turnkey service that includes access to the modules and unpressurized cargo carriers and integration and operations support to scientists and researchers responsible for the experiments and/or logistics supplies for module missions aboard the Space Shuttle System and under the Flight Crew Systems Development (“FCSD”) Contract. Revenue generated under the Research and Logistics Mission Support (“REALMS”) Contract, currently a $224.8 million contract, and for new contract awards for which the capability to successfully complete the contract can be demonstrated at contract inception, is recognized under the percentage-of-completion method and is being reported based on costs incurred over the period of the contract.

JE performs services under a cost-plus award and incentive-fee contract for government services that are requested and directed by NASA. JE primarily operates under the FCSD Contract which is currently a $391.3 million multitask cost-plus award and incentive-fee contract. The contract commenced in May 1993 and was scheduled to conclude in September 2002. In August 2002, NASA exercised its option to extend the contract through December 2002. A portion of the contract is currently in the recompete process with a contractor selection expected by NASA in the fall of 2002. With respect to the FCSD cost-plus award and incentive-fee contract, revenue is recognized based on costs incurred plus a proportionate amount of estimated fee earned.

Astrotech revenue is generated from various multi-year fixed-price contracts with satellite and launch vehicle providers. The services and facilities Astrotech provides to its customers support the final assembly, checkout and countdown functions associated with preparing a satellite for launch. This preparation includes: the final assembly and checkout of the satellite, installation of the solid rocket motors, loading of the liquid propellant, encapsulation of the satellite in the launch vehicle, transportation to the launch pad and command and control of the satellite during pre-launch countdown. Revenue provided by the Astrotech payload processing facilities is recognized ratably over the occupancy period of the satellites in the Astrotech facilities. Under the multi-year contracts for payload processing services with commercial launch vehicle providers, revenue is billed and recognized on a quarterly basis as costs are incurred.

On April 11, 2000, SPACEHAB announced the formation of SMI, a majority-owned subsidiary intended to create proprietary space-themed content for education and commerce. In fiscal year 2000, SMI acquired The Space Store, an online retail operation, anticipating that e-commerce could become an integral part of its Internet business. The Space Store currently offers space-related products through its website, www.spacestore.com, and a retail facility in Houston, Texas, near NASA’s Johnson Space Center. In fiscal year 2001, SMI’s focus was to develop content for STARS Academy™ and to pursue corporate promotion and advertising opportunities. STARS Academy is a global education program offering students opportunities to learn about and even participate in research aboard NASA’s Shuttle and the ISS. As part of Space Media, the STARS Program currently is planning to launch six student-designed experiments for schools in Australia, China, Israel, Japan, Liechtenstein and the United States on Space Shuttle mission STS-107, currently scheduled to launch in January 2003. In fiscal year 2002, due to limited funding opportunities in the education industry and a struggling Internet content market, SMI reduced staffing and ended its marketing program for the STARS Program. SMI’s revenue is now generated primarily from internet sales of The Space Store.

Cost of Revenue

Costs of revenue include integration and operations expenses associated with the performance of two types of efforts: (i) sustaining engineering in support of all missions under a contract and (ii) mission specific support. Costs associated with the performance of the contracts using the percentage-of-completion method of revenue recognition are expensed as incurred. Costs associated with the cost-plus award and incentive-fee contracts are expensed as incurred by JE. Other costs of revenue include depreciation expense and costs associated with the Astrotech payload processing facilities. Flight related insurance covering transportation of the SPACEHAB Modules from SPACEHAB’s payload processing facility to the Space Shuttle, in-flight insurance and third-party liability insurance are also included in costs of revenue and are recorded as incurred. Selling, general and administrative and interest and other expenses are recognized when incurred.

RESULTS OF OPERATIONS

For the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

Revenue.    Revenue increased approximately 20% to $26.8 million as compared to $22.3 million for the three months ended September 30, 2002 and 2001, respectively. For the three months ended September 30, 2002 revenue of $12.4 million was recognized from the REALMS Contract with NASA and with related commercial customers, $11.3 million from JE primarily under the FCSD Contract, $2.8 million from Astrotech, $0.1 million from SMI, primarily from the Space Store and $0.2 million of other service revenue. In contrast, for the three months ended September 30, 2001 revenue of $9.6 million was recognized from the REALMS Contract with NASA and with related commercial customers, $10.2 million from JE primarily under the FCSD Contract, $2.2 million from Astrotech, $0.1 million from SMI, primarily from the Space Store, and $0.2 of other service revenue. The increase in revenue under the REALMS contract and related commercial customers is attributable to the mix of missions under contract, primarily STS-116 which was added to the contract the third quarter of fiscal year 2002 and the extended period of performance for STS-107. Revenue at JE increased due to the project work increase under both the FCSD and Configuration Management (“CM”) contracts. Astrotech’s revenue increase is due primarily due to three missions under integration efforts in the period ended September 30, 2002 as compared to one mission in the same period in 2001.

Costs of Revenue.    Costs of revenue for the three months ended September 30, 2002 increased by 9% to $21.6 million, as compared to $19.9 million for the prior year’s quarter. For the three months ended September 30, 2002, integration and operations costs for the REALMS and related commercial customer contracts were $7.8 million, $9.8 million for JE, $1.4 million for Astrotech payload processing, $0.1 million for SMI and $0.2 million related to other service revenue. Costs of revenue also includes $2.3 million of depreciation expense. In contrast, for the three months ended September 30, 2001, integration and operations costs for the REALMS and related commercial customer contracts were $6.9 million, $9.1 million for JE, $0.9 million for Astrotech payload processing, $0.2 million for SMI and $0.3 million related to other service revenue. Costs of revenue also includes $2.5 million of depreciation expense. Integration and operations costs for the REALMS and related commercial customer contracts increased primarily as the result increased costs of new leased flight assets. JE’s costs increased due to the project work increase under both the FCSD and CM contracts. Astrotech’s costs increased from the three months ended September 30, 2001 due primarily to costs associated with the three missions being integrated and the additional costs of the new facilities placed in service in March 2002. The decrease in costs of revenue for SMI relates to the reduction in costs associated with the STARS Academy program in the period ended September 30, 2001. The decrease in depreciation expense is primarily related to the change in the useful life of the Company’s flight assets from 2012 to 2016 partially offset by the increased depreciation at Astrotech for the completion of the EELV facility which was placed into service at the end of the third quarter of fiscal year 2002.

Operating Expenses.    Operating expenses decreased 31% to approximately $3.4 million for the three months ended September 30, 2002 as compared to approximately $5.0 million for the three months ended September 30, 2001. Selling, general and administrative expenses decreased as compared to the same period last year primarily due to the elimination of $0.7 million of bid and proposal expenses related to the competition for the Microgravity contract, refocusing the efforts of SMI, $0.4 million, and $0.2 million of reduced goodwill amortization expense as a result of the change in accounting standards. Other reductions, $0.2 million, in selling, general and administrative expenses of approximately $0.2 million are primarily attributable to continuing cost reductions initiated during the fiscal year ended June 30, 2002.

Research and development expenses remained essentially unchanged for the three months ended September 30, 2002 as compared to the comparable period last year due as the Company continued to emphasize completing existing assets in progress and limiting new investments in research and development.

Interest and Other Expense.    Interest expense was approximately $1.9 million for the three months ended September 30, 2002 and approximately $1.4 million for the three months ended September 30, 2001 due primarily to interest on the mortgage loan payable. There was no interest capitalized during the quarter ended September 30, 2002. For the three months ended September 30, 2001, interest was capitalized based on the additional facility being constructed by Astrotech.

Interest and Other Income.    Interest and other income was immaterial for the three months ended September 30, 2002 and $1.1 million for the three months ended September 30, 2001. The Company recorded a gain of approximately $1.1 million on the sale of the Oriole Sounding Rocket assets during the three months ended September 30, 2001. Interest income is earned on the Company’s short-term investments.

Income Taxes.    Based on the Company’s projected taxable status for fiscal year 2003, the Company recorded no tax expense for the quarter ended September 30, 2002, as compared to $28,000 tax expense for the quarter ended September 30, 2001.

Net Loss.    The net loss for the quarter ended September 30, 2002 was approximately $0.1 million or $.01 per share (basic and diluted EPS) on 12,154,465 shares as compared to a net loss of $2.9 million or $.24 per share (basic and diluted EPS) on 11,647,709 shares for the quarter ended September 30, 2001.

Liquidity and Capital Resources

Historically the Company obtained operating and capital investment funds from the proceeds of its initial public offering of Common Stock and an offering of Series B Senior Convertible Preferred Stock. The Company also completed a private placement offering of convertible subordinated notes to support capital investments required for development and construction of space flight assets.

The Company’s primary source of liquidity is cash flow from operations. The principal uses of cash flow that affect the Company’s liquidity position include both operational expenditures and interest expense. Management is focused on increasing the Company’s cash flow and on managing cash effectively through limiting cash investments in long-term assets.

The Company currently maintains a working capital line of credit facility totaling $5.0 million in order to ensure appropriate levels of liquidity. As of September 30, 2002, amounts unused and available under this credit facility were $4.3 million.

Cash Flows From Operating Activities.    Cash provided by operations for the three months ended September 30, 2002 and 2001 was $0.4 million and $0.3 million, respectively. For the three months ended September 30, 2002, the significant items affecting cash provided by operating activities were primarily the result of depreciation and amortization of $3.1 million and a decrease in deferred revenue of $2.1 million. Accounts receivable increased by $0.8 million and accounts payable and accrued expenses increased $1.5 million. For the three months ended September 30, 2001, the significant items affecting cash provided by operating activities include depreciation and amortization of $3.4 million, and an increase in deferred revenue of $3.6 million primarily for equitable adjustment payments received for STS-107 which was partially offset by the increase in accounts receivable of $2.4 million. In addition, the Company recorded a $1.1 million gain on the sale of property and equipment relating to the Astrotech sounding rocket sale and the sale of equipment to Clear Lake Industries.

Cash Flows Used in Investing Activities.    For the three months ended September 30, 2002 and 2001, cash flows provided by (used in) investing activities were $0.6 million and ($6.3) million, respectively. For the three months ended September 30, 2002 excess machinery and equipment was sold for $0.1 million which was offset by minor expenditures in flight assets and property and equipment of $0.1 million. In addition, cash that was restricted at June 30, 2002 is no longer restricted. The Company does not expect to incur any major capital expenditures this fiscal year. For the three months ended September 30, 2001 $5.9 million was used for the construction of Astrotech’s facility expansion in Florida. In addition, $1.0 million was spent on various flight assets including the Enterprise Module. The Company received $0.6 million in cash proceeds from the sale of the Oriole sounding rocket assets and the equipment sold to Clear Lake Industries

Cash Flows From Financing Activities.    For the three months ended September 30, 2002 and 2001, cash flows provided by (used for) financing activities were ($2.5) million and $7.7 million, respectively. For the three months ended September 30, 2002 the Company paid $2.6 million of obligations under various credit agreements. For the three months ended September 30, 2001, the Company received $11.7 million relative to the Astrotech financing and paid $5.1 million of obligations under various credit agreements and the revolving line of credit including $3.9 million of the loan payable. In addition, SMI received $0.8 million in the form of external equity investment.

The Company’s liquidity has been constrained over the previous two fiscal years. A significant portion of this constraint arose from funding of new operations and assets to support future Company growth, funding a portion of the construction cost of the new Astrotech Florida facility and funding of required debt repayments. In addition, the Company was committed to capital investments to complete certain flight assets.

Beginning in the third quarter of the fiscal year 2001, management began an aggressive multi-faceted plan to improve the Company’s financial position and liquidity. This plan included restructuring and repayment of certain debt obligations.

Under this plan, the Company undertook extensive efforts to reduce cash required for both operations and capital investments. Additionally, the Company completed planned divesting of non-core assets. Development and construction of new assets is currently limited to those assets required to fulfill existing commitments under contracts. The Company has no further on-going commitments to fund development or construction of any asset. The Company completed the planned restructuring of certain debt obligations and continues to focus on reducing its outstanding debt.

As discussed above, management completed the implementation of the plan in the fourth quarter of fiscal year 2002. Management continues to focus its efforts on improving the overall liquidity of the Company through reducing operating expenses and limiting cash commitments for future capital investments and new asset development.

	Contractual Obligations
Contractual Obligations	At September 30, 2002	Remaining In Fiscal Year 2003	Fiscal Year 2004	Fiscal Year 2005	Fiscal Year 2006	Thereafter
	($ in thousands)
Long-term Debt	$67,441	$2,809	$1,382	$—	$—	$63,250
Mortgage Loan Payable	18,623	1,545	2,218	2,412	2,614	9,836
Capital Leases	423	144	212	67	—	—
Operating Leases, Net	15,460	4,267	4,269	3,403	183	3,338

Total Contractual Cash Obligations	$101,947	$8,765	$8,081	$5,882	$2,797	$76,422

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets”. The statement eliminates the requirement to amortize costs in excess of net assets acquired (goodwill) under the purchase method of accounting, and sets forth a new methodology for periodically assessing and, if warranted, recording impairment of goodwill. The Company was required to adopt the new rules effective July 1, 2002. The elimination of amortization of goodwill was expected to increase earnings by approximately $1.0 million. The Company will continue to analyze and assess the impairment provisions of the new statement on an ongoing basis. As of the period ended September 30, 2002, the Company did not record an impairment write down.

IT EM 3.    Quantitative and Qualitative Disclosures about Market Risk.

The Company has no material changes to the disclosure made on this matter in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

I TEM 4.    Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on its evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On June 21, 2002, eScott Ventures II, LLC (“ESV”) filed Case Number 1:02CV01236 in the U.S. District Court for the District of Columbia against Space Media, Inc., SPACEHAB, Inc., Shelley A. Harrison and Julia A. Pulzone (collectively, “Defendants”). This suit relates to ESVs investment in Space Media, Inc., and asserts claims for federal securities fraud, fraud in the inducement, common law fraud, negligent misrepresentation, breach of contract, breach of duty of good faith and fair dealing, tortuous interference with contractual relations and conspiracy to commit fraud. ESV seeks rescission of its contract and return of its $750,000 investment, plus unspecified expenses, consequential damages, exemplary and punitive damages, prejudgment interest, and costs and disbursements, including attorney and expert fees. Defendants answered the complaint on July 17, 2002, asserted a number of affirmative defenses, and intend to contest the case vigorously. The parties have subsequently agreed to engage in mediation in an attempt to resolve this matter.

ITEM 2.    CHANGES IN SECURITIES

NONE

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.    OTHER INFORMATION

NONE

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)	99.3 Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.

99.4    Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.

99.5    Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.

99.6    Agreement dated October 24, 2002, between the Company and Dr. Shelley A. Harrison.

b)	Reports on Form 8-K.

A report on form 8-K was filed October 28, 2002 announcing the planned retirement of SPACEHAB’s Chief Executive Officer, Dr. Shelley Harrison, to occur on March 31, 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPACEHAB, INCORPORATED

Date: November 13, 2002	/s/ DR. SHELLEY A. HARRISON

Dr. Shelley A. Harrison
Chairman of the Board
and Chief Executive Officer

/s/ JULIA A. PULZONE

Julia A. Pulzone
Senior Vice President, Finance and Chief Financial Officer

/s/ MICHAEL E. KEARNEY

Michael E. Kearney
President and Chief Operating Officer

CERTIFICATIONS

I, Dr. Shelley A. Harrison, certify that:

1.	I have reviewed this annual report on Form 10-Q of SPACEHAB, Incorporated;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report the financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ DR. SHELLEY A. HARRISON
Dr. Shelley A. Harrison Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

I, Julia A. Pulzone, certify that:

1.	I have reviewed this annual report on Form 10-Q of SPACEHAB, Incorporated;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report the financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ JULIA A. PULZONE
Julia A. Pulzone Senior Vice President, Finance and Chief Executive Officer

CERTIFICATIONS

I, Michael E. Kearney, certify that:

1.	I have reviewed this annual report on Form 10-Q of SPACEHAB, Incorporated;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report the financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/ Michael E. Kearney
Michael E. Kearney President and Chief Operating Officer