Form 10-Q
period 2002-12-31
SPACEHAB INC \WA\
filed 2003-02-12
CIK 1001907

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
            For the quarterly period ended..........December 31, 2002

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission file number 0-27206

                             SPACEHAB, Incorporated
                              601 13/th/ Street, NW
                                 Suite 900 South
                              Washington, DC 20005
                                 (202) 488-3500

       Incorporated in the State of Washington       IRS Employer Identification
                                                     Number 91-1273737


The number of shares of Common Stock outstanding as of the close of business on January 2, 2003:

              Class                   Number of Shares Outstanding
              -----                   ----------------------------
              Common Stock                     12,304,781

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes   X     No
                                                         -----       _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange act)..

                                                     Yes         No    X
                                                         _____       -----

                     SPACEHAB, INCORPORATED AND SUBSIDIARIES
                 DECEMBER 31, 2002 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

PART 1 -     FINANCIAL INFORMATION                                                                Page
                                                                                                  ----
  Item 1.    Unaudited Condensed Consolidated Financial Statements

             Unaudited Condensed Consolidated Balance Sheets as of December 31, 2002 and
             June 30, 2002                                                                          2

             Unaudited Condensed Consolidated Statements of Operations for the three and six
             months ended December 31, 2002 and 2001                                                3

             Unaudited Condensed Consolidated Statements of Cash Flows for the
             six months ended December 31, 2002 and 2001                                            4

             Notes to Unaudited Condensed Consolidated Financial Statements                         5

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                             10

  Item 3.    Quantitative and Qualitative Disclosure about Market Risk                             16

  Item 4.    Controls and Procedures                                                               17

PART II -    OTHER INFORMATION

  Item 1.    Legal Proceedings                                                                     17

  Item 4.    Submission of Matters to a Vote of Security Holders                                   17

  Item 6.    Exhibits and Reports on Form 8-K                                                      18

PART 1: FINANCIAL INFORMATION
Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPACEHAB, INCORPORATED AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

(In thousands, except share data)                                    December 31,       June 30,
                                                                         2002             2002
                                                                     (unaudited)
                                                                   ---------------   --------------
                                ASSETS
Cash and cash equivalents                                          $         1,792   $        2,145
Restricted cash                                                                  -              549
Accounts receivable, net                                                    14,364           13,802
Prepaid expenses and other current assets                                      721              464
                                                                   ---------------   --------------
   Total current assets                                                     16,877           16,960
Property, plant, and equipment, net of
 Accumulated depreciation and amortization
 of $83,631 and $77,651, respectively                                      170,875          175,851

 Goodwill, net of accumulated amortization of $4,553                        20,294           20,294
Investment in Guigne, net                                                    1,800            1,800
Other assets, net                                                            5,752            5,921
                                                                   ---------------   --------------
   Total assets                                                    $       215,598   $      220,826
                                                                   ===============   ==============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
 Loans payable, current portion                                    $           133   $          169
 Revolving loan payable                                                        975            2,150
 Accounts payable & accrued expenses                                        11,532           14,349
 Accrued subcontracting services                                             7,359            3,043
 Convertible notes payable to stockholder                                    2,628            1,827
 Mortgage loan payable                                                       2,127            2,039
 Deferred revenue                                                           10,908           15,405
                                                                   ---------------   --------------
     Total current liabilities                                              35,662           38,982
Loans payable, net of current portion                                            -               49
Accrued expenses                                                               643              438
Convertible notes payable to stockholder                                         -            2,039
Deferred revenue                                                             9,448            9,560
Convertible subordinated notes payable                                      63,250           63,250
Mortgage loan payable                                                       15,992           17,078
Other long term liability                                                    1,840            1,010
                                                                   ---------------   --------------
   Total liabilities                                                       126,835          132,406
Commitments and contingencies
Minority interest in consolidated subsidiary                                   750              750
Stockholders' equity
   Preferred Stock, authorized 2,500,000
    shares, issued and outstanding 1,333,334 shares                         11,892           11,892
   Common stock, no par value, authorized
    30,000,000 shares, issued and outstanding
    12,304,781 and 11,832,096 shares, respectively                          83,297           83,204
   Additional paid-in capital                                                   16               16
   Accumulated other comprehensive loss                                     (1,840)          (1,010)
   Accumulated deficit                                                      (5,352)          (6,432)
                                                                   ---------------   --------------
     Total stockholders' equity                                             88,013           87,670
                                                                   ---------------   --------------
   Total liabilities and stockholders' equity                      $       215,598   $      220,826
                                                                   ===============   ==============

See accompanying notes to unaudited condensed consolidated financial statements

                     SPACEHAB, INCORPORATED AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Operations

                                                                   (Unaudited)                 (Unaudited)
(In thousands, except share data)                                 Three Months                  Six Months
                                                               Ended December 31,           Ended December 31,
                                                          ---------------------------   --------------------------
                                                               2002          2001           2002          2001
                                                          -------------  ------------   ------------  ------------
Revenue                                                   $      28,050  $     27,727   $     54,862  $     50,019
Costs of revenue                                                 22,758        20,471         44,393        40,337
                                                          -------------  ------------   ------------  ------------
Gross profit                                                      5,292         7,256         10,469         9,682
                                                          -------------  ------------   ------------  ------------
Operating expenses
  Selling, general and administrative                             2,667         5,121          6,083        10,057
  Research and development                                           73           125             85           143
                                                          -------------  ------------   ------------  ------------
    Total operating expenses                                      2,740         5,246          6,168        10,200
                                                          -------------  ------------   ------------  ------------
    Income (loss) from operations                                 2,552         2,010          4,301          (518)
Interest expense, net of capitalized interest                    (1,839)       (1,308)        (3,699)       (2,743)
Interest and other income (loss), net                               (41)          (17)           (30)        1,124
                                                          -------------  ------------   ------------  ------------
Income (loss) before income taxes                                   672           685            572        (2,137)
Income tax benefit (expense)                                        503           (27)           509           (55)
                                                          -------------  ------------   ------------  ------------
     Net income (loss)                                    $       1,175  $        658   $      1,081  $     (2,192)
                                                          =============  ============   ============  ============
Income (loss) per share
Net income (loss) per share - basic                                0.10  $       0.06           0.09  $      (0.19)
                                                          =============  ============   ============  ============
Shares used in computing net income (loss) per share -
basic                                                        12,234,266    11,833,602     12,194,775    11,740,655
                                                          =============  ============   ============  ============
Net income (loss) per share - diluted                     $        0.09  $       0.05   $       0.08  $      (0.19)
                                                          =============  ============   ============  ============
Shares used in computing net income (loss) per share -
diluted                                                      13,606,199    13,166,936     13,558,802    11,740,655
                                                          =============  ============   ============  ============

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)                                                                       Six Months Ended
                                                                                       December 31,
                                                                                 2002                2001
                                                                          ------------------- -------------------
Operating activities
 Net income (loss)                                                        $            1,081  $            (2,192)
 Adjustments to reconcile net loss to
       net cash provided by operating activities
 Gain on sale of property and equipment                                                    -               (1,096)
 Depreciation and amortization                                                         5,985                7,527
 Changes in assets and liabilities
 (Increase) decrease in accounts receivable                                             (560)               6,959
 (Increase) decrease in prepaid expenses and other current assets                       (258)                 496
 (Increase) in other assets                                                             (214)                (164)
 (Decrease)in deferred flight revenue                                                 (4,609)              (3,027)
 (Decrease)in accounts payable and
  accrued expenses                                                                    (2,737)              (6,329)
 Increase in accrued subcontracting services                                           4,315                1,059
                                                                          ------------------- -------------------
  Net cash provided by operating activities                                            3,003                3,233
                                                                          ------------------- -------------------
Investing activities
 Payments for flight assets under construction                                          (129)              (1,715)
 Payments for building under construction                                                  -              (11,139)
 Purchases of property, equipment and leasehold improvements                            (497)                (151)
 Proceeds received from sale of property and equipment                                   125                  783
 Decrease in restricted cash                                                             549                    -
                                                                          ------------------- -------------------
  Net cash provided by (used for)  investing activities                                   48              (12,222)
                                                                          ------------------- -------------------
Financing activities
 Payment of loan payable                                                                 (85)              (3,936)
 Payment of note payable under credit agreement                                            -                 (333)
 Proceeds from issuance of common stock                                                   92                  545
 Repayment of revolving loan payable, net                                             (1,175)              (2,530)
 Proceeds from mortgage loan                                                               -               20,000
 Repayment of mortgage loan                                                             (998)                   -
 Payment of convertible note payable to stockholder                                   (1,238)              (2,804)
 Proceeds from sale of minority interest in consolidated subsidiary                        -                  750
                                                                          ------------------- -------------------
   Net cash  (used for) provided by financing activities                              (3,404)              11,692
                                                                          ------------------- -------------------
   Net change in cash and cash equivalents                                              (353)               2,703
Cash and cash equivalents at beginning of period                                       2,145                   34
                                                                          ------------------- -------------------
Cash and cash equivalents at end of period                                $            1,792  $             2,737
                                                                          =================== ===================

See accompanying notes to unaudited condensed consolidated financial statements

SPACEHAB, INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and subsidiaries ("SPACEHAB" or the "Company") as of December 31, 2002, and the results of its operations and cash flows for the three and six months periods ended December 31, 2002 and 2001. However, the consolidated financial statements are unaudited, and do not include all related footnote disclosures. Certain amounts presented for prior periods have been reclassified to conform with the fiscal year 2003 presentation.

The consolidated results of operations for the three and six month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the full year. The Company's results of operations have fluctuated significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

2. Earnings per Share

The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three and six month periods ended December 31, 2002 and 2001:

(in thousands except per share data)

                                              Three months ended                           Three months ended
                                               December 31, 2002                            December 31, 2001
                                  -----------------------------------------    -----------------------------------------
                                      Income         Shares       Per Share        Income         Shares       Per Share
                                   (Numerator)    (Denominator)     Amount      (Numerator)    (Denominator)     Amount
                                  -----------------------------------------    -----------------------------------------
Basic EPS:
 Income available to
    common stockholders           $     1,175       12,234,266   $     0.10    $       658       11,833,602    $    0.06
Effect of dilutive securities:
  Convertible notes payable                 -                -            -              -                -            -
  Options and warrants,using                -                -            -              -                -            -
    the treasury stock method               -           38,599            -              -                -            -
                                  -----------------------------------------    -----------------------------------------
Convertible preferred shares                -        1,333,334            -              -        1,333,334            -
                                  -----------------------------------------    -----------------------------------------
Diluted EPS:

Income available to
    common stockholders           $     1,175       13,606,199   $     0.09    $       658       13,166,936    $    0.05
                                  =========================================    =========================================

                                              Six months ended                             Six months ended
                                              December 31, 2002                            December 31, 2001
                                  -----------------------------------------    -----------------------------------------
                                      Income         Shares       Per Share        Income         Shares       Per Share
                                   (Numerator)    (Denominator)     Amount      (Numerator)    (Denominator)     Amount
                                  -----------------------------------------    -----------------------------------------
Basic EPS:
 Income (loss) available to
    common stockholders           $     1,081       12,194,775   $     0.09    $    (2,192)      11,740,655    $   (0.19)
Effect of dilutive securities:
  Convertible notes payable                 -                -            -              -                -            -
  Options and warrants,using                -                -            -              -                -            -
    the treasury stock method               -           30,693            -              -                -            -
                                  -----------------------------------------    -----------------------------------------
Convertible preferred shares                -        1,333,334            -              -                -            -
                                  -----------------------------------------    -----------------------------------------
Diluted EPS:
 Income (loss) available to
    common stockholders           $     1,081       13,558,802   $     0.08    $    (2,192)      11,740,655    $   (0.19)
                                  =========================================    =========================================

Convertible notes payable outstanding as of December 31, 2002, convertible into 4,642,202 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the three and six months ended December 31, 2002 and 2001, as the inclusion of the converted notes would be anti-dilutive for these periods.

Options to purchase 1,974,594 shares of common stock, at prices ranging from $0.93 to $14.00 per share, were outstanding at December 31, 2002 but were not included in diluted EPS as the option prices were greater than the average market price of the common shares during the three months ended December 31, 2002. The options expire between March 11, 2003 and July 23, 2011.

Options to purchase 1,944,594 shares of common stock, at prices ranging from $1.15 to $14.00 per share, were outstanding at December 31, 2002 but were not included in diluted EPS as the option prices were greater than the average market price of the common shares during the six months ended December 31, 2002. The options expire between March 11, 2003 and July 23, 2011.

Options and warrants to purchase 3,065,464 shares of common stock at prices ranging from $2.31 to $24.00 per share were outstanding for the three and six months ended December 31, 2001 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average price of the common shares during the three and six months ended December 31, 2001.

3. Revenue Recognition

SPACEHAB's Space Flight Services business unit's revenue is derived primarily from long-term fixed-price contracts with the U.S. Government and commercial customers. Revenue under these contracts is recognized using the percentage of completion method of accounting. Such revenues are recorded based on the percentage of costs incurred in the applicable reporting period as compared to the most recent estimates of costs to complete each mission. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment. Management bases its estimates on historical experience and various assumptions that are believed to be reasonable under the circumstances. Costs to complete include, when appropriate, material, labor, subcontracting costs, lease costs, commissions, insurance and depreciation. Reviews of the status of contracts are performed by business segment personnel through periodic contract status and performance reviews. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period in which the change in estimate occurs.

With respect to its cost-plus award and incentive fee contract, SPACEHAB's subsidiary, Johnson Engineering Corporation ("JE"), recognizes revenue based on costs incurred plus a proportionate amount of estimated fee earned. Award fees, which provide earnings based on the Company's contract performance as determined by the National Aeronautics and Space Administration ("NASA") evaluations, are recorded when the amounts can be reasonably estimated, or when awarded. Changes in estimated costs to complete and estimated amounts recognized as award fees are recognized in the period they become known.

Revenue generated from SPACEHAB's subsidiary Astrotech Space Operations ("Astrotech") payload processing facilities is billed and recognized on a quarterly basis under the terms of its existing long term contracts for costs incurred.

4. Statements of Cash Flows - Supplemental Information

(a) Cash paid for interest costs was $3.4 million and $3.9 million for the six months ended December 31, 2002 and 2001, respectively. The Company capitalized no interest costs during the six months ended December 31, 2002 and capitalized $0.9 million during the six months ended December 31, 2001.

(b) The Company paid no income taxes during the six months ended December 31, 2002 and December 31, 2001.

5. Credit Facilities

The Company issued subordinated notes for a portion of the amount due to Alenia Spazio S.p.A. ("Alenia"), a shareholder, under a previously completed construction contract for the Company's flight modules. Alenia may elect to convert, in whole or part, the remaining principal amount into equity of Astrotech Space Operations, Inc., on terms and conditions to be agreed with the Company. On November 15, 2001 the Company entered into an agreement with Alenia to restructure the terms of this debt to provide for a $3.0 million payment of principal and interest on December 31, 2001 and quarterly amortization of the remaining principal beginning March 2002 through December 2003. In addition, the interest rate was reduced from 10% to 8% beginning January 1, 2002. The obligation is collateralized by one of the Company's flight assets. The outstanding balance of this note is $2.6 million at December 31, 2002.

In August 2002, the Company entered into a $5.0 million line of credit with a new financial institution. This credit facility replaced a previous credit facility which was repaid and expired on July 31, 2002. The term of this new credit facility is through August 28, 2005. Covenants under this credit facility include, but are not limited to, tangible net worth, debt to worth and debt service coverage. As of December 31, 2002, $1.0 million was outstanding under this credit facility.

On August 30, 2001, SPACEHAB's Astrotech subsidiary completed a $20.0 million financing of its satellite processing facility expansion project in Titusville, Florida with a financial institution. The proceeds of this financing were used to complete the construction of the payload processing facility and supporting infrastructure. The loan is collateralized primarily by Astrotech's multi-year payload processing contracts with The Boeing Company and Lockheed Martin Corporation. Interest accrues on the outstanding principal balance at a LIBOR-based rate, adjustable quarterly. The loan matures on January 15, 2011. The loan was converted from a construction loan to a term loan on December 31, 2001. Amortization of loan principal began on January 15, 2002 and continues on a quarterly basis through the loan maturity date. Interest is payable quarterly on the outstanding principal balance at the rate of 5.62% plus 225 basis points. During the six months ended December 31, 2002, $1.0 million of principal was repaid.

In conjunction with this financing, a swap agreement was required to be entered into to provide for a fixed rate of interest under the loan commitment beginning January 2002. The objective of the hedge was to eliminate the variability of cash flows in the interest payments for the total amount of the variable rate debt, the sole source of which is due to changes in the USD-LIBOR-BBA interest rate. Changes in the cash flows of the interest rate swap are expected to exactly offset the changes in cash flows attributable to fluctuations in the USD-LIBOR-BBA interest rates on the total variable rate debt. The value of the swap, approximately $1.8 million, is recorded in other comprehensive income (loss) on the balance sheet and other long-term liability. It is the only item included in other comprehensive loss which for the three and six months ended December 31, 2002 was a loss of $0.0 million and $0.8 million. The comprehensive income for the three and six months ended December 31, 2002 is $1.2 million and $0.2 million, respectively. Comprehensive income is the sum of net income and other comprehensive income (loss).

6.  Asset Sales

On November 30, 2000, Astrium, N.V., a related party, entered into an agreement with the Company to purchase the Company's Integrated Cargo Carrier ("ICC") and Vertical Cargo Carrier ("VCC") flight assets. The total purchase price of $15.4 million is comprised of both cash and services payments. The transaction occurred in two phases. The first phase was for the purchase of the ICC assets and the second phase was for the purchase of the VCC assets. Phase one of the transactions was completed in the quarter ended March 31, 2001. Phase two was completed in the quarter ended June 30, 2002. The Company recognized a minimal loss on the sale. SPACEHAB has entered into an agreement with Astrium, a related party, to lease these assets for a period of four years with two additional four-year options.

7.  Segment Information

Based on its organization, the Company currently operates in five major business segments: Space Flight Services, JE, Astrotech, Space Media, Inc. ("SMI") and All Other. Space Flight Services was founded to commercially develop space habitat modules and carriers that operate in the cargo bay of the Space Shuttles. Space Flight Services provides a turnkey service that includes access to the modules and carriers and provides integration and operations support services for both NASA and commercial customers. JE is primarily engaged in providing engineering services and products to the Federal Government and NASA, primarily under the Flight Crew System Development ("FCSD") Contract. Astrotech provides payload processing facilities to serve the satellite manufacturing and launch services industry. Astrotech currently provides launch site preparation facilities for flight ready satellites of major U.S. space launch companies and satellite manufacturers. SMI was established in April 2000 to develop space themed commercial business activities. The All Other segment, established in fiscal year 2002, includes start up business units, which are expected to provide services to the Federal Government and NASA.

The Company's chief operating decision maker utilizes both revenue and income before taxes, including allocated interest based on the investment in the segment, in assessing performance and making overall operating decisions and resource allocations. As such, other income or expense items including taxes and corporate overhead have not been allocated to the various segments.

                (in thousands)
                Three Months Ended December 31, 2002

                                                            Pre-Tax         Net       Depreciation
                                                            Income         Fixed           And
                                               Revenue      (Loss)         Assets     Amortization
                                        ----------------------------------------------------------
                Space Flight Services   $       14,072  $  (1,090)    $   120,374   $        2,085
                Johnson Engineering              9,879        863             956              216
                Astrotech                        3,804      1,189          49,483              485
                SMI                                212       (109)             62               65
                All Other                           83       (181)              -                -
                                        ----------------------------------------------------------
                                        $       28,050  $     672     $   170,875   $        2,851
                                        ==========================================================

                Three Months Ended December 31, 2001

                                                          Pre-Tax         Net       Depreciation
                                                          Income         Fixed           And
                                           Revenue        (Loss)         Assets     Amortization
                                        --------------------------------------------------------
                Space Flight Services   $   15,416     $   1,251     $  131,226      $     2,991
                Johnson Engineering          9,952           834          1,847              420
                Astrotech                    1,988           (59)        47,036              250
                SMI                            239          (450)            78               65
                All Other                      132          (891)            12                -
                                        --------------------------------------------------------
                                        $   27,727     $     685     $  180,199      $     3,726
                                        ========================================================

                (in thousands)
                Six Months Ended December 31, 2002

                                                          Pre-Tax         Net       Depreciation
                                                          Income         Fixed           And
                                           Revenue        (Loss)         Assets     Amortization
                                        --------------------------------------------------------
                Space Flight Services   $   26,440     $  (2,095)    $  120,374      $     4,235
                Johnson Engineering         21,153         1,562            956              487
                Astrotech                    6,650         1,507         49,483            1,010
                SMI                            336          (192)            62              130
                All Other                      283          (210)             -                -
                                        --------------------------------------------------------
                                        $   54,862     $     572     $  170,875      $     5,862
                                        ========================================================

                Six Months Ended December 31, 2001

                                                          Pre-Tax         Net       Depreciation
                                                          Income         Fixed           And
                                           Revenue        (Loss)         Assets     Amortization
                                        --------------------------------------------------------
                Space Flight Services   $   25,018     $  (2,286)    $  131,226      $     5,655
                Johnson Engineering         20,127         1,236          1,847              811
                Astrotech                    4,235         1,578         47,036              474
                SMI                            363        (1,046)            78              148
                All Other                      276        (1,619)            12                -
                                        --------------------------------------------------------
                                        $   50,019     $  (2,137)    $  180,199      $     7,088
                                        ========================================================

8.  Minority Investment in Consolidated Subsidiary

Pursuant to a stock purchase agreement entered into as of September 27, 2001, escottVentures II, LLC ("ESV"), of Melbourne, Florida, purchased 5,914,826 newly issued shares of SMI's Series A redeemable, convertible preferred stock for $750,000. On June 21, 2002, ESV filed Case Number 1:02CV01236 in the U.S. District Court for the District of Columbia against Space Media, Inc., SPACEHAB, Inc., Shelley A. Harrison and Julia A. Pulzone (collectively, "Defendants"). This suit, relating to ESV's investment in Space Media, Inc., sought rescission of the stock purchase agreement and return of its $750,000 investment, plus unspecified expenses, consequential damages, exemplary and punitive damages, prejudgment interest, and costs and disbursements, including attorney and expert fees. Subsequent to the period ended December 31, 2002, the Defendants and ESV settled the suit through mediation. A stipulation and order of dismissal was filed with the Court by the parties on January 22, 2003, following the payment of cash and issuance of restricted shares of Spacehab common stock to ESV.

9.  Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets". The statement eliminates the requirement to amortize costs in excess of net assets acquired (goodwill) under the purchase method of accounting, and sets forth a new methodology for periodically assessing and, if warranted, recording impairment of goodwill. The Company adopted the new rules effective July 1, 2002. The elimination of amortization of goodwill is expected to increase earnings by approximately $1.0 million for the fiscal year. The Company will continue to analyze and assess the impairment provisions of the new statement on an ongoing basis. As of the period ended December 31, 2002, the Company did not record an impairment write down.

The financial statements for the six months ended December 31, 2001 included amortization of goodwill. The unaudited condensed Consolidated Statements of Operations for that period reported a loss before income taxes of $2.1 million. If goodwill had not been amortized to conform with the current accounting pronouncement, the loss before income taxes would have been $1.5 million.

10. Subsequent Events

The Company is under contract with NASA to support the STS-107 mission on its Columbia orbiter. The mission utilized the Company's Research Double Module ("RDM") flight asset. On February 1, 2003 the RDM was lost in the tragic STS-107 accident. The loss of the RDM was partially covered by NASA and commercial sources. The company's commercial insurance on the module was $17.7 million. The Company expects to incur a material loss in connection with the write down of this asset which had a net book value of $67.2 million at December 31, 2002. However, the amount of loss expected to be recognized by the Company is subject to significant uncertainty as the Company works with NASA and other parties to resolve the contingencies surrounding the accident. The Company has not yet begun negotiating the value of the NASA coverage. Other options for recovering the value of the RDM are also being evaluated. The Company has two additional modules within its asset base that will be used to support the Company's current NASA contract and can be used to support future contracts.

JE performs services under a cost-plus award and incentive-fee contract for government services that are requested and directed by NASA. JE primarily operates under the FCSD Contract. The tasks under the contract were segmented and a recompete for a portion of these tasks was begun in July 2002. On February 7, 2003, the Company was notified that its bid for this contract under recompete was not accepted and the contract has been awarded to another company. As a result of this event, the Company will be evaluating the impact of this contract loss on its financial position and results of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

This document may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including (without limitation) the "General" and "Liquidity and Capital Resources" sections of this Item 2. Such statements are subject to certain risks and uncertainties, including those discussed herein, which could cause actual results to differ materially from those projected in the statements. In addition to those risks and uncertainties discussed herein, such risks and uncertainties include, but are not limited to, whether the Company will fully realize the economic benefits under its U.S. National Aeronautics and Space Administration ("NASA") and other customer contracts, the utilization of new commercial space assets, continued deployment of the International Space Station ("ISS"), technological difficulties, product demand and market acceptance risks, the effect of economic conditions, uncertainty in government funding, the impact of competition and delays and uncertainties in future space shuttle and ISS programs arising from or as a result of the loss of the Columbia orbiter and its crew during the STS-107 mission.

SPACEHAB was incorporated in 1984 to commercially develop space habitat modules to operate in the cargo bay of NASA's Space Shuttles. SPACEHAB's subsidiaries include, Johnson Engineering Corporation ("JE"), Astrotech Space Operations, Inc. ("Astrotech") and Space Media, Inc. ("SMI").

The Company is under contract with NASA to support the STS-107 mission on its Columbia orbiter. The mission utilized the Company's Research Double Module ("RDM") flight asset. On February 1, 2003 the RDM was lost in the tragic STS-107 accident. The loss of the RDM was partially covered by NASA and commercial sources. The company's commercial insurance on the module was $17.7 million. The Company expects to incur a material loss in connection with the write down of this asset which had a net book value of $67.2 million at December 31, 2002. However, the amount of loss expected to be recognized by the Company is subject to significant uncertainty as the Company works with NASA and other parties to resolve the contingencies surrounding the accident. The Company has not yet begun negotiating the value of the NASA coverage. Other options for recovering the value of the RDM are also being evaluated. The Company has two additional modules within its asset base that will be used to support the Company's current NASA contract and can be used to support future contracts.

At this time, the Company does not plan to replace the RDM. SPACEHAB's Space Flight Services business unit has two additional modules and other flight assets available to support the Company's current NASA contract. These modules and assets can be used to support future NASA contracts.

SPACEHAB's Space Flight Services business unit is continuing its operations, finalizing preparations for the STS-114 mission. SPACEHAB is providing a cargo carrier, known as the External Stowage Platform 2, or ESP2, that will be deployed and permanently mounted to the orbiting International Space Station
(ISS). The Company continues to support two additional ISS resupply missions, STS-116 and STS-118.

Revenue

SPACEHAB's Space Flight Services business unit generates revenue by providing a turnkey service that includes access to the modules and unpressurized cargo carriers and integration and operations support to scientists and researchers responsible for the experiments and/or logistics supplies for module missions aboard the Space Shuttle System and under the Flight Crew Systems Development ("FCSD") Contract. Revenue generated under the Research and Logistics Mission Support ("REALMS") Contract, currently a $239.2 million contract, and for new contract awards for which the capability to successfully complete the contract can be demonstrated at contract inception, is recognized under the percentage-of-completion method and is being reported based on costs incurred over the period of the contract.

JE performs services under a cost-plus award and incentive-fee contract for government services that are requested and directed by NASA. JE primarily operates under the FCSD Contract which is currently a $405.5 million multitask cost-plus award and incentive-fee contract. Revenue is recognized on this contract based on costs incurred plus a proportionate amount of estimated fee earned. The contract commenced in May 1993 and was scheduled to conclude in September 2002. The tasks under the contract were segmented and a recompete for a portion of these tasks was begun in July 2002. In August 2002, NASA exercised its option to extend the contract through December 2002 during the recompete period. In December 2002, NASA further extended the contract through June 2003, with six one-month extensions. To date, two of the one-month extensions have been exercised. On February 7, 2003, the Company was notified that its bid for this contract under recompete was not accepted and the contract has been awarded to another company.

Astrotech revenue is generated from various multi-year fixed-price contracts with satellite and launch service vehicle providers. The services and facilities Astrotech provides to its customers support the final assembly, checkout and countdown functions associated with preparing a satellite for launch including transportation of the satellite and launch vehicle payload fairing to the launch pad. Astrotech's facilities are also used by its customers to encapsulate the satellite in the launch vehicle, and includes a new facility to accommodate the evolved expendable launch vehicles ("EELV"), the newest class of launch vehicle. Revenue provided by the Astrotech payload processing facilities is recognized ratably over the occupancy period of the satellites in the Astrotech facilities. Under the multi-year contracts for payload processing services with commercial launch vehicle providers, revenue is billed and recognized on a quarterly basis as costs are incurred.

On April 11, 2000, SPACEHAB announced the formation of SMI, a majority-owned subsidiary intended to create proprietary space-themed content for education and commerce. In fiscal year 2000, SMI acquired The Space Store, an online retail operation, anticipating that e-commerce could become an integral part of its Internet business. The Space Store currently offers space-related products through its website, www.spacestore.com, and a retail facility in Houston, Texas, near NASA's Johnson Space Center. In fiscal year 2001, SMI's focus was to develop content for STARS Academy(TM) and to pursue corporate promotion and advertising opportunities. STARS Academy is a global education program offering students opportunities to learn about and even participate in research aboard NASA's Shuttle and the ISS. As part of Space Media, the STARS Program supported six student-designed experiments for schools in Australia, China, Israel, Japan, Liechtenstein and the United States for launch on Space Shuttle mission STS-107, which launched on January 16, 2003. In fiscal year 2002, due to limited funding opportunities in the education industry and a struggling Internet content market, SMI reduced staffing and ended its marketing program for the STARS Program. SMI's revenue is now generated primarily from internet sales of The Space Store.

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

RESULTS OF OPERATIONS

For the three months ended December 31, 2002 as compared to the three months ended December 31, 2001.

Revenue. Revenue increased slightly to approximately $28.1 million as compared to $27.7 million for the three months ended December 31, 2002 and 2001, respectively. For the three months ended December 31, 2002 revenue of $14.1 million was recognized from Space Flight Services primarily under the REALMS Contract with NASA and commercial customers, $9.9 million from JE primarily under the FCSD Contract, $3.8 million from Astrotech, $0.2 million from SMI, primarily from the Space Store and $0.1 million of other service revenue. In comparison, for the three months ended December 31, 2001 revenue of $15.4 million was recognized from Space Flight Services primarily under the REALMS Contract with NASA and commercial customers, $10.0 million from JE primarily under the FCSD Contract, $2.0 million from Astrotech, $0.2 million from SMI, primarily from the Space Store and $0.1 million of other service revenue. Revenue from the REALMS contract with NASA and commercial customers decreased by $1.6 million due to the types of missions under contract. Revenue for STS-107 decreased as compared to the same period last year and was partially offset by the addition of revenue for missions STS-114, STS-116, and STS-118. Revenue at Astrotech increased by $1.8 million due primarily to the increase in the number of missions completed and processed in the quarter ended December 31, 2002 as compared to the same period last year and additional payments under its long term contracts.

Costs of Revenue. Costs of revenue for the three months ended December 31, 2002 increased by 11% to approximately $22.8 million, as compared to $20.5 million for the prior year's quarter. For the three months ended December 31, 2002, integration and operations costs of Space Flight Services for the REALMS Contract with NASA and commercial customers were $10.1 million, $8.7 million for JE, $1.5 million for Astrotech payload processing, $0.1 million for SMI and $0.1 million related to other service revenue. Costs of revenue also includes $2.3 million
                                       12
of depreciation expense. In comparison, for the three months ended December 31, 2001, integration and operations costs of Space Flight Services for the REALMS Contract with NASA and commercial customers were $7.7 million, $8.7 million for JE, $1.0 million for Astrotech payload processing, and $0.2 million for SMI. Costs of revenue also include $2.9 million of depreciation expense. The change in costs of revenue of Space Flight Services for the REALMS Contract with NASA and commercial customers is due to increased costs of leased flight assets and increased integration and operations activities for STS-114, which is scheduled to launch in March 2003. Astrotech's increase in costs of revenue is due to the costs of the additional missions in the quarter ended December 31, 2002 as compared to the quarter ended December 31, 2001 and additional costs of the EELV facility which was placed in service in March 2002. The reduction in depreciation expense is primarily related to the change in the useful life of the Company's flight assets from 2012 to 2016 partially offset by the increased depreciation for the EELV facility at Astrotech.

Operating Expenses. Operating expenses decreased 48% to approximately $2.7 million for the three months ended December 31, 2002 as compared to approximately $5.2 million for the three months ended December 31, 2001. The decrease in operating expenses is attributable to the completion of bid and proposal efforts for the microgravity contract of $0.7 million, refocusing the efforts of SMI of $0.5 million and elimination of $0.3 million of goodwill expenses as the result of the change in accounting standards. The company's ongoing cost reductions initiated during the fiscal year ended June 30, 2002 have resulted in savings of approximately $1.0 million. Legal and insurance costs decreased $0.4 million, facilities related costs decreased $0.2 million, depreciation expense decreased $0.2 million and compensation, benefits and travel decreased $0.2 million.

Research and development expenses decreased slightly for the three months ended December 31, 2002 as compared to the comparable period last year as the Company continued to emphasize its core operations and limited new investments in research and development.

Interest and Other Expense. Interest expense was approximately $1.8 million for the three months ended December 31, 2002 and approximately $1.3 million for the three months ended December 31, 2001 due primarily to interest on the mortgage loan payable on the Astrotech facility. In addition, no interest was capitalized during the three months ended December 31, 2002. For the three months ended December 31, 2001, $0.6 million interest was capitalized in conjunction with the new facility constructed by Astrotech.

Interest and Other Income. Interest and other income was immaterial for the three months ended December 31, 2002 and December 31, 2001. Interest income is earned on the Company's short-term investments.

Income Taxes. The Company recorded a tax refund of $0.5 million during December 2002. Based on the Company's projected taxable status for fiscal year 2003, the Company recorded no tax expense for the three months ended December 31, 2002, as compared to $27,000 tax expense for the three months ended December 31, 2001.

Net Income/Loss. The net income for the three months ended December 31, 2002 was approximately $1.2 million or $.10 per share basic and 0.9 per share diluted EPS on 12,234,266 shares and 13,606,199 shares respectively as compared to a net income of $0.7 million or $.06 per share basic .05 per share diluted EPS on 11,833,602 shares and 13,581,438 shares, respectively, for the three months ended December 31, 2001.

For the six months ended December 31, 2002 as compared to the six months ended December 31, 2001.

Revenue. Revenue increased 10% to approximately $54.8 million as compared to $50.0 million for the six months ended December 31, 2002 and 2001, respectively. For the six months ended December 31, 2002, revenue of $26.4 million was recognized from Space Flight Services primarily under the REALMS Contract with NASA and commercial customers, $21.2 million for JE primarily under the FCSD Contract, $6.6 million from Astrotech, $0.3 million from SMI and $0.3 million of other service revenue. In comparison, for the six months ended December 30, 2001, revenue of $25 million was recognized from Space Flight Services primarily under the REALMS Contract with NASA and commercial customers, $20.1 million from JE under the FCSD Contract, $4.2 million from Astrotech, $0.4 million for SMI and $0.3 million of other service revenue. The increase in revenue under the REALMS Contract with NASA and commercial customers is attributable to the types of missions under contract
                                       13
including STS-116 being added to the contract in the third quarter of fiscal year 2002 and increased mass requested to be flown on STS-116 and STS-118 by NASA in the period ended December 31, 2002. The increase in revenue at Astrotech is due primarily to an increase in the number of missions completed and processed in the six months ended December 31, 2002 as compared to the same period last year and additional payments under its long term contracts. Revenue at JE increased due to increased project work on both the FCSD and CM contracts and reimbursement of facilities costs.

Costs of Revenue. Costs of revenue for the six months ended December 31, 2002 increased by 10% to approximately $44.4 million, as compared to $40.3 million for the comparable period last year. For the six months ended December 31, 2002, integration and operations costs of Space Flight Services for the REALMS Contract with NASA and commercial customers were $17.9 million, $18.6 million for JE, $2.9 million for Astrotech payload processing, $0.2 million for SMI, and $4.7 million of depreciation expense. For the six months ended December 31, 2001, integration and operations costs of Space Flight Services for the REALMS Contract with NASA and commercial customers were $14.6 million, $18.0 million for JE, $1.9 million for Astrotech payload processing $0.4 million for SMI and $5.4 million of depreciation expense. Costs of revenue under the REALMS Contract with NASA and commercial customers increased due primarily to increased costs of leased flight assets and increased integrations and operations work for STS-114 which is scheduled to fly in March 2003. Astrotech's costs increased due to the increased costs of the missions added over the guaranteed contract missions and the costs of the EELV facility which was placed in service in March 2002. The decrease in depreciation expense is related to the change in the useful life of the Company's flight assets from 2012 to 2016 partially offset by depreciation expense for the EELV facility at Astrotech.

Operating Expenses. Operating expenses decreased 40% to approximately $6.2 million for the six months ended December 31, 2002 as compared to approximately $10.2 million for the six months ended December 21, 2001. The decrease in operating expenses is primarily the result of the completion of bid and proposal efforts for the microgravity contract of $1.4 million, refocusing of SMI efforts of $0.8 million, and the elimination of $0.6 million of goodwill expense as a result of new accounting standards. The company's ongoing cost reductions initiated during the fiscal year ended June 30, 2002 have resulted in savings of approximately $1.2 million. Legal and insurance costs decreased $0.3 million, facilities related costs decreased $0.4 million, depreciation expense decreased $0.3 million and compensation, benefits and travel decreased $0.2 million.

Research and development expenses decreased slightly for the six months ended December 31, 2002 as compared to the comparable period last year due as the Company continued to emphasize its core operations and limited new investments in research and development.

Interest and Other Expense. Interest expense was approximately $3.7 million for the six months ended December 31, 2002 and approximately $2.7 million for the six months ending December 31, 2002 due primarily to interest on the mortgage loan payable on the Astrotech facility. There was no interest capitalized for the six months ended December 31, 2002 and $0.9 million of interest was capitalized for the six months ended December 31, 2001. Interest was capitalized in conjunction with the construction of the Company's modules and the new facility constructed by Astrotech.

Interest and Other Income. Interest and other income was immaterial for the six months ended December 31, 2002 and was approximately $1.2 million for the six months ended December 31, 2001. The Company recorded a gain of approximately $1.1 million on the sale of the Oriole Sounding Rocket assets during the six months ended December 31, 2001. Interest income is earned on the Company's short-term investments.

Income Taxes. The Company recorded a tax refund of $0.5 million in December 2002. Based on the Company's projected taxable status for fiscal year 2003, the Company recorded no tax expense for the six months ended December 31, 2002, as compared to 55,000 tax benefit recorded for the six months ended December 31, 2001.

Net Income (Loss). The net income for the six months ended December 31, 2002 was approximately $1.1 million or $0.09 per share basic and 0.08 per share diluted EPS on 12,194,775 and 13,558,882 shares, respectively, as compared to net loss of $2.2 million or $0.19 per share (basic and diluted EPS) on 11,740,655 shares for the six months ended December 31, 2001.

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

The Company's primary source of liquidity is cash flow from operations. The principal uses of cash flow that affect the Company's liquidity position include both operational expenditures and debt service payments. Management is focused on increasing the Company's cash flow and on managing cash effectively through limiting cash investments in long-term assets.

The Company currently maintains a working capital line of credit facility totaling $5.0 million in order to ensure appropriate levels of liquidity. As of December 31, 2002, amounts unused and available under this credit facility were $4.0 million.

Cash Flows From Operating Activities. Cash provided by operations for the six months ended December 31, 2002 and 2001 was $3.0 million and $3.2 million, respectively. For the six months ended December 31, 2002, the significant items affecting cash provided by operating activities were primarily the result of depreciation and amortization of $6.0 million and a decrease in deferred revenue of $4.6 million due primarily to STS-107 which launched on January 16, 2003 and the impending launch of STS-114 which is scheduled to launch in March 2003. Accrued subcontracting costs increased $4.3 million due primarily for integration and operation costs for STS-114 partially offset by a decrease in accounts payable of $2.7 million. For the six months ended December 31, 2001, the significant items affecting cash provided by operating activities include depreciation and amortization of $7.5 million, a decrease of $3.0 million in deferred revenue due primarily to completion of various tasks under the REALMS and commercial customer contracts and the decrease of $6.3 million in accounts payable and accrued expenses due to payments to vendors. Accounts receivable decreased due to collections primarily under the REALMS and FCSD contracts. In addition, the Company recorded a $1.1 million gain on the sale of property and equipment relating to the Astrotech sounding rocket sale and the sale of equipment to Clear Lake Industries.

Cash Flows Used in Investing Activities. For the six months ended December 31, 2002 and 2001, cash flows used in investing activities were $0.0 million and $12.2 million, respectively. For the six months ended December 31, 2002 excess machinery and equipment was sold for $0.1 million which was offset by minor expenditures in flight assets and property and equipment of $0.6 million. In addition, cash that was restricted at June 30, 2002 has been released and used for its intended purpose. The Company does not expect to incur any major capital expenditures this fiscal year. For the six months ended December 31, 2001, $11.1 million was spent on the completion of the payload processing facilities at Astrotech relative to the contract extensions with Boeing and Lockheed Martin. In addition, $1.7 million was spent on various flight assets primarily the VCC. The Company received $0.8 million in cash proceeds from the sale of the Oriole sounding rocket assets and the sale of equipment to Clear Lake Industries.

Cash Flows From Financing Activities. For the six months ended December 31, 2002 and 2001, cash flows provided by (used for) financing activities were ($3.4) million and $11.7 million, respectively. For the six months ended December 31, 2002 the Company paid $3.5 million of obligations under various credit agreements. The Company paid $9.6 million of debt during the six months ended December 31, 2001 and $3.1 million of the loan payments was in conjunction with the Astrotech financing. The Company received $20.0 million relative to the Astrotech financing. The Company received $750,000 in the form of external equity investment in SMI.

The Company's liquidity has been constrained over the previous two fiscal years. A significant portion of this constraint arose from funding of new operations and assets to support future Company growth, funding a portion of the construction cost of the Astrotech Florida facility and funding of required debt repayments. In addition, the Company was committed to capital investments to complete certain flight assets.

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

Contractual Obligations
($ in thousands)

                                                                Remaining
                                                                   In
                                                                 Fiscal      Fiscal      Fiscal     Fiscal
                                                  At              Year        Year        Year       Year
Contractual Obligations                   December 31, 2002       2003        2004        2005       2006      Thereafter
--------------------------------------------------------------------------------------------------------------------------
Long-term Debt                         $             66,986       2,197       1,382           -           -    $  63,250
Mortgage Loan Payable                                18,119       1,041       2,218       2,412       2,614        9,836
Capital Leases                                          351          72         212          67           -            -
Operating Leases, Net                                13,997       2,805       4,269       3,403         183        3,338
                                       -----------------------------------------------------------------------------------
Total Contractual Cash Obligations     $             99,453   $   6,115    $  8,081    $  5,882    $  2,797    $  76,424
                                       ===================================================================================
(excluding interest payments)

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets". The statement eliminates the requirement to amortize costs in excess of net assets acquired (goodwill) under the purchase method of accounting, and sets forth a new methodology for periodically assessing and, if warranted, recording impairment of goodwill. The Company adopted the new rules effective July 1, 2002. The elimination of amortization of goodwill is expected to increase earnings by approximately $1.0 million for the fiscal year. The Company will continue to analyze and assess the impairment provisions of the new statement on an ongoing basis. As of the period ended December 31, 2002, the Company did not record an impairment write down.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company has no material changes to the disclosure made on this matter in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

ITEM 4.  Controls and Procedures

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on its evaluation, the Company's principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 21, 2002, escottVentures II, LLC ("ESV") filed Case Number 1:02CV01236 in the U.S. District Court for the District of Columbia against Space Media, Inc., SPACEHAB, Inc., Shelley A. Harrison and Julia A. Pulzone (collectively, "Defendants"). This suit related to ESVs investment in Space Media, Inc., and asserted claims for federal securities fraud, fraud in the inducement, common law fraud, negligent misrepresentation, breach of contract, breach of duty of good faith and fair dealing, tortuous interference with contractual relations and conspiracy to commit fraud. ESV sought rescission of the agreement pursuant to which the investment was made in SMI and return of its $750,000 investment, plus unspecified expenses, consequential damages, exemplary and punitive damages, prejudgment interest, and costs and disbursements, including attorney and expert fees. Defendants answered the complaint on July 17, 2002, asserting a number of affirmative defenses. Subsequent to the period ended December 31, 2002, the Defendants and ESV settled the suit through mediation. A stipulation and order of dismissal was filed with the Court by the parties on January 22, 2003, following the payment of cash and issuance of restricted shares of Spacehab common stock to ESV.

ITEM 2.  CHANGES IN SECURITIES

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on November 12, 2002. A quorum of at least one-third of the issued and outstanding common stock and Series B Senior Convertible Preferred Stock of the Company, voting together, was present and voting.

         (a) At the Annual Meeting of Shareholders, candidates for the Board of Directors stood for and were duly elected, with each nominee receiving a vote of at least 7,550,795 votes:

                  The directors elected by the holders of the Common Stock are:

                  Hironori Aihara
                  Melvin D. Booth
                  Dr. Edward E. David, Jr.
                  Richard Fairbanks
                  Dr. Shelley A. Harrison
                  Michael E. Kearney
                  Gordon S. Macklin
                  James R. Thompson

                  The director elected by the holder of the Series B Senior Convertible Preferred Stock is:
                  Josef Kind

         The following matter was brought to a vote of the shareholders at the meeting:

         (b) The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal year 2003.

                  For  10,196,851       Against  18,443        Abstain 11,030

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       99.1 Certification pursuant to 18 U.S.C. Section 1350, as
                       adopted pursuant to Section 906 of the Sarbanes-Oxley+- Act of 2002.

                  99.2 Certification pursuant to 18 U.S.C. Section 1350, as
                       adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.3 Certification pursuant to 18 U.S.C. Section 1350, as
                       adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b)       Reports on Form 8-K.

                  NONE

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The Company is under contract with NASA to support the STS-107 mission on its Columbia orbiter. The mission utilized the Company's Research Double Module ("RDM") flight asset. On February 1, 2003 the RDM was lost in the tragic STS-107 accident. The RDM was partially insured through commercial sources and NASA. The Company's commercial insurance on the module was $17.7 million. The Company is yet to identify the value of the NASA insurance and is currently evaluating other options for recovering the value of the RDM.


                                        SPACEHAB, INCORPORATED



         Date: February 12, 2003        /s/ Dr. Shelley A. Harrison
                                        ---------------------------------------
                                        Dr. Shelley A. Harrison
                                        Chairman of the Board
                                        and Chief Executive Officer

                                        /s/ Julia A. Pulzone
                                        ---------------------------------------
                                        Julia A. Pulzone
                                        Senior Vice President, Finance
                                        and Chief Financial Officer

                                        /s/ Michael E. Kearney
                                        ---------------------------------------
                                        Michael E. Kearney
                                        President and Chief Operating Officer

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report the financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:    February 12, 2003
                                               /s/ Dr. Shelley A. Harrison
                                               --------------------------------
                                               Dr. Shelley A. Harrison
                                               Chairman of the Board
                                               and Chief Executive Officer

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report the financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:    February 12, 2003

                                                 /s/ Julia A. Pulzone
                                                 ------------------------------
                                                 Julia A. Pulzone
                                                 Senior Vice President, Finance
                                                 and Chief Financial Officer

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  d. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report the financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  e. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:    February 12, 2003

                                          /s/ Michael E. Kearney
                                          -------------------------------------
                                          Michael E. Kearney
                                          President and Chief Operating Officer