Form 10-Q
period 2003-03-31
SPACEHAB INC \WA\
filed 2003-05-14
CIK 1001907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended...........March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 0-27206

SPACEHAB, Incorporated

601 13th Street, NW

Suite 900 South

Washington, DC 20005

(202) 488-3500

Incorporated in the State of Washington	IRS Employer Identification
Number 91-1273737

The number of shares of Common Stock outstanding as of the close of business on April 14, 2003:

Class	Number of Shares Outstanding
Common Stock	12,415,540

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes    X           No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange act).

Yes              No    X

SPACEHAB, INCORPORATED AND SUBSIDIARIES

March 31, 2003 QUARTERLY REPORT ON FORM 10-Q

PART 1:    FINANCIAL INFORMATION

Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SPACEHAB, INCORPORATED AND SUSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2003	June 30, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$3,716	$2,145
Restricted cash	—	549
Accounts receivable, net	11,050	13,802
Investments	16,503	—
Prepaid expenses and other current assets	724	464

Total current assets	31,993	16,960
Property, plant, and equipment, net of
Accumulated depreciation and amortization of $47,313 and $74,307, respectively	101,093	175,851
Goodwill, net of accumulated amortization of $4,553 and $4,553, respectively	8,369	20,294
Investment in Guigne, net	1,800	1,800
Other assets, net	5,793	5,921

Total assets	$149,048	$220,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loans payable, current portion	$—	$169
Revolving loan payable	—	2,150
Accounts payable and accrued expenses	15,053	14,349
Accrued subcontracting services	6,474	3,043
Convertible notes payable to stockholder	1,978	1,827
Mortgage loan payable	2,172	2,039
Deferred revenue	6,952	15,405

Total current liabilities	32,629	38,982
Loans payable, net of current portion	—	49
Accrued expenses	597	438
Convertible notes payable to stockholder	—	2,039
Deferred revenue	9,574	9,560
Convertible subordinated notes payable	63,250	63,250
Mortgage loan payable	15,432	17,078
Other long term liability	1,791	1,010

Total liabilities	123,273	132,406
Commitments and contingencies
Minority interest in consolidated subsidiary	—	750
Stockholders’ equity
Preferred Stock, authorized 2,500,000 shares, issued and outstanding 1,333,334 shares	11,892	11,892
Common stock, no par value, authorized 30,000,000 shares, issued and outstanding 12,415,540 and 12,154,465 shares, respectively	83,420	83,204
Additional paid-in capital	361	16
Less treasury stock at cost, 36,100 and no shares, respectively	(37)	—
Accumulated other comprehensive loss	(1,791)	(1,010)
Accumulated deficit	(68,070)	(6,432)

Total stockholders’ equity	25,775	87,670

Total liabilities and stockholders’ equity	$149,048	$220,826

See accompanying notes to unaudited condensed consolidated financial statements

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share data)	(Unaudited) Three Months Ended March 31,		(Unaudited) Nine Months Ended March 31,
	2003	2002	2003	2002
Revenue	$26,413	$24,711	$81,275	$74,730
Costs of revenue	22,123	18,266	66,516	58,603

Gross profit	4,290	6,445	14,759	16,127

Operating expenses
Selling, general and administrative	3,146	4,767	9,229	14,824
Research and development	20	148	105	291
Nonrecurring charge (note 13)	50,268	—	50,268	—
Goodwill impairment (note 12)	11,925	—	11,925	—

Total operating expenses	65,359	4,915	71,527	15,115

Income (loss) from operations	(61,069)	1,530	(56,768)	1,012
Interest expense, net of capitalized interest	(1,842)	(1,438)	(5,541)	(4,181)
Interest and other income (loss), net	(26)	2	(56)	1,126

Income (loss) before income taxes	(62,937)	94	(62,365)	(2,043)
Income tax benefit (expense)	218	(28)	727	(83)

Net income (loss)	$(62,719)	$66	$(61,638)	$(2,126)

Income (loss) per share
Net income (loss) per share – basic	$(5.06)	$0.01	$(5.03)	$(0.18)

Shares used in computing net income (loss) per share – basic	12,398,775	11,971,906	12,263,426	11,817,193

Net income (loss) per share – diluted	$(5.06)	$0.00	$(5.03)	$(0.18)

Shares used in computing net income (loss) per share – diluted	12,398,775	13,308,778	12,263,426	11,817,193

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)	Nine Months Ended March 31,
	2003	2002
Operating activities
Net loss	$(61,638)	$(2,126)
Adjustments to reconcile net loss to net cash provided by operating activities
Gain on sale of property and equipment	—	(1,096)
Goodwill impairment	11,925	—
Nonrecurring charge	50,268	—
Proceeds from insurance	17,667	—
Depreciation and amortization	7,063	10,721
Changes in assets and liabilities
Decrease in accounts receivable	2,752	4,829
(Increase) decrease in prepaid expenses and other current assets	(261)	435
Decrease (increase) in other assets	165	(3,005)
(Decrease) in deferred revenue	(8,439)	(1,257)
Increase (decrease) in accounts payable and accrued expenses	220	(5,584)
Increase in accrued subcontracting services	3,531	1,559

Net cash provided by operating activities	23,253	4,476

Investing activities
Payments for flight assets under construction	(136)	(2,338)
Payments for building under construction	—	(11,682)
Purchases of property, equipment and leasehold improvements	(470)	(91)
Proceeds received from sale of property and equipment	125	833
Proceeds from state grant	750	—
Increase in investments	(16,503)	—
Decrease in restricted cash	549	—

Net cash provided by (used for) investing activities	(15,685)	(13,278)

Financing activities
Payment of loan payable	(218)	(3,983)
Payment of note payable under credit agreement	—	(333)
Proceeds from issuance of common stock	125	616
Purchase of treasury stock	(37)	—
Repayment of revolving loan payable, net	(2,150)	(3,398)
Proceeds from mortgage loan	—	19,600
Repayment of mortgage loan	(1,513)	—
Payment of convertible note payable to stockholder	(1,889)	(3,393)
Payment of minority interest	(315)	—
Proceeds from sale of minority interest in consolidated subsidiary	—	750

Net cash (used for) provided by financing activities	(5,997)	9,859

Net change in cash and cash equivalents	1,571	1,057
Cash and cash equivalents at beginning of period	2,145	34

Cash and cash equivalents at end of period	$3,716	$1,091

See accompanying notes to unaudited condensed consolidated financial statements

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.    Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals other than adjustments for a nonrecurring charge and goodwill impairment, necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and subsidiaries (“SPACEHAB” or the “Company”) as of March 31, 2003, and the results of its operations and cash flows for the three and nine months periods ended March 31, 2003 and 2002. However, the consolidated financial statements are unaudited, and do not include all related footnote disclosures. Certain amounts presented for prior periods have been reclassified to conform with the fiscal year 2003 presentation.

The consolidated results of operations for the three and nine month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year. The Company’s results of operations have fluctuated significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

2.    Earnings per Share

The following are reconciliation’s of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three and nine month periods ended March 31, 2003 and 2002:

(in thousands except share and per share data)
	Three months ended March 31, 2003			Three months ended March 31, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income (loss) available to
common shareholders	$(62,719)	12,398,775	$(5.06)	$66	11,971,906	$0.01
Effect of dilutive securities:
Convertible notes payable	—	—	—	—	—	—
Options and warrants, using the treasury stock method	—	—	—	—	3,538	0.00
Convertible preferred shares	—	—	—	—	1,333,334	(0.01)

Diluted EPS:
Income (loss) available to common shareholders	$(62,719)	12,398,775	$(5.06)	$66	13,308,778	$0.00

	Nine months ended March 31, 2003			Nine months ended March 31, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income (loss) available to common shareholders	$(61,638)	12,263,426	$(5.03)	$(2,126)	11,817,193	$(0.18)
Effect of dilutive securities:
Convertible notes payable	—	—	—	—	—	—
Options and warrants, using	—	—	—	—	—	—
the treasury stock method	—		—	—	—	—
Convertible preferred shares	—		—	—	—	—

Diluted EPS:
Income (loss) available to common shareholders	$(61,638)	12,263,426	$(5.03)	$(2,126)	11,817,193	$(0.18)

Convertible notes payable outstanding as of March 31, 2003, convertible into 4,642,202 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the three and nine months ended March 31, 2003 and 2002, as the inclusion of the converted notes would be anti-dilutive for these periods.

Options to purchase 313,000 shares of common stock, at $0.70 per share, were outstanding for the three and nine months ended March 31, 2003 but were not included in diluted EPS as the inclusion of these options would be anti-dilutive. The options expire on September 17, 2012.

Options to purchase 1,888,330 shares of common stock, at prices ranging from $0.93 to $12.00 per share, were outstanding for the three and nine months ended March 31, 2003 but were not included in diluted EPS as the option prices were greater than the average market price of the common shares during the three and nine months ended March 31, 2003. The options expire between July 31, 2003 and July 23, 2011.

Options and warrants to purchase 3,025,178 shares of common stock at prices ranging from $1.69 to $24.00 per share were outstanding for the three and nine months ended March 31, 2002 but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average price of the common shares during the three and nine months ended March 31, 2002.

3.    Investments

The Company holds certain investments that are treated as “available-for-sale” securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are recorded at their fair values. The Company’s investments consists of U.S. Treasuries, Federal sponsored agencies and repurchase agreements collateralized by U.S. Treasury obligations in order to safeguard capital and provide ready liquidity. The investments are classified as available for sale and recorded as current assets.

4.    Revenue Recognition

SPACEHAB’s Space Flight Services business unit’s revenue is derived primarily from long-term fixed-price contracts with the U.S. Government and commercial customers. Revenue under these contracts is recognized using the percentage of completion method of accounting. Such revenues are recorded based on the percentage of costs incurred in the applicable reporting period as compared to the most recent estimates of costs to complete each mission. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment. Management bases its estimates on historical experience and various assumptions that are believed to be reasonable under the circumstances. Costs to complete include, when appropriate, material, labor, subcontracting costs, lease costs, commissions, insurance and depreciation. Reviews of the status of contracts are performed by business segment personnel through periodic contract status and performance reviews. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period in which the change in estimate occurs.

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

5.    Statements of Cash Flows—Supplemental Information

(a) Cash paid for interest costs was $3.8 million and $4.3 million for the nine months ended March 31, 2003 and 2002, respectively. The Company capitalized no interest costs during the nine months ended March 31, 2003 and capitalized $1.4 million during the nine months ended March 31, 2002.

(b) The Company paid no income taxes during the nine months ended March 31, 2003 and March 31, 2002.

6.    Credit Facilities

The Company issued subordinated notes for a portion of the amount due to Alenia Spazio S.p.A. (“Alenia”), a shareholder, under a previously completed construction contract for the Company’s flight modules. Alenia may elect to convert, in whole or part, the remaining principal amount into equity of Astrotech Space Operations, Inc., on terms and conditions to be agreed with the Company. On November 15, 2001 the Company entered into an agreement with Alenia to restructure the terms of this debt to provide for a $3.0 million payment of principal and interest on December 31, 2001 and quarterly amortization of the remaining principal beginning March 2002 through December 2003. In addition, the interest rate was reduced from 10% to 8% beginning January 1, 2002. The obligation is collateralized by one of the Company’s flight assets. The outstanding balance of this note is $2.0 million at March 31, 2003.

In August 2002, the Company entered into a $5.0 million line of credit with a new financial institution. This credit facility replaced a previous credit facility which was repaid and expired on July 31, 2002. The term of this new credit facility is through August 28, 2005. Covenants under this credit facility include, but are not limited to, tangible net worth, debt to worth and debt service coverage. The Company had no loans outstanding under this credit facility as of March 31, 2003.

On August 30, 2001, SPACEHAB’s Astrotech subsidiary completed a $20.0 million financing of its satellite processing facility expansion project in Titusville, Florida with a financial institution. The proceeds of this financing were used to complete the construction of the payload processing facility and supporting infrastructure. The loan is collateralized primarily by Astrotech’s multi-year payload processing contracts with The Boeing Company and Lockheed Martin Corporation. Interest accrues on the outstanding principal balance at a LIBOR-based rate, adjustable quarterly. The loan matures on January 15, 2011. The loan was converted from a construction loan to a term loan on December 31, 2001. Amortization of loan principal began on January 15, 2002 and continues on a quarterly basis through the loan maturity date. Interest is payable quarterly on the outstanding principal balance at the rate of 5.62% plus 225 basis points. During the nine months ended March 31, 2003, $1.5 million of principal was repaid.

In conjunction with this financing, a swap agreement was required to be entered into to provide for a fixed rate of interest under the loan commitment beginning January 2002. The objective of the hedge was to eliminate the variability of cash flows in the interest payments for the total amount of the variable rate debt, the sole source of which is due to changes in the USD-LIBOR-BBA interest rate. Changes in the cash flows of the interest rate swap are expected to exactly offset the changes in cash flows attributable to fluctuations in the USD-LIBOR-BBA interest rates on the total variable rate debt. The value of the swap at March 31, 2003, approximately $1.8 million, is recorded in other comprehensive income (loss) on the balance sheet and other long-term liability. Other comprehensive loss for the three and nine months ended March 31, 2003 was a loss of $0.0 million and $0.8 million respectively. The comprehensive loss for the three and nine months ended March 31, 2003 is $62.7 million and $62.4 million, respectively. Comprehensive income (loss) is the sum of net income (loss) and other comprehensive income (loss).

7.    Asset Sales

On November 30, 2000, Astrium, N.V., a related party, entered into an agreement with the Company to purchase the Company’s Integrated Cargo Carrier (“ICC”) and Vertical Cargo Carrier (“VCC”) flight assets. The total purchase price of $15.4 million is comprised of both cash and services payments. The transaction occurred in two phases. The first phase was for the purchase of the ICC assets and the second phase was for the purchase of the VCC assets. Phase one of the transactions was completed in the quarter ended March 31, 2001. Phase two was completed in the quarter ended June 30, 2002. The Company recognized a minimal loss on the sale. SPACEHAB has entered into an agreement with Astrium, a related party, to lease these assets for a period of four years with two additional four-year options.

8.     Segment Information

Based on its organization, the Company currently operates in five major business segments: Space Flight Services, JE, Astrotech, Space Media, Inc. (“SMI”) and All Other. Space Flight Services was founded to commercially develop space habitat modules and carriers that operate in the cargo bay of the Space Shuttles. Space Flight Services provides a turnkey service that includes access to the modules and carriers and provides integration and operations support services for both NASA and commercial customers. JE is primarily engaged in providing engineering services and products to the Federal Government and NASA, primarily under the Flight Crew System Development (“FCSD”) Contract and the Configuration Management (“CM”) Contract. Astrotech provides payload processing facilities to serve the satellite manufacturing and launch services industry. Astrotech currently provides launch site preparation facilities for flight ready satellites of major U.S. space launch companies and satellite manufacturers. SMI was established in April 2000 to develop space themed commercial business activities. The All Other segment, established in fiscal year 2002, includes start up business units, which are expected to provide services to the Federal Government and NASA.

On April 3, 2003, the Company changed the name of its JE subsidiary to SPACEHAB Government Services, Incorporated, (“SGS”) to more appropriately reflect the subsidiary’s strategic direction of operating in the government services business sector. As part of a realignment of the Company’s operating units, the Strategic Programs operating unit, which is included in the All Other segment, will be moved into SGS in the fourth quarter of the Company’s fiscal year ending June 30, 2003.

The Company’s chief operating decision maker utilizes both revenue and income before taxes, including allocated interest based on the investment in the segment, in assessing performance and making overall operating decisions and resource allocations. As such, other income or expense items including taxes and corporate overhead have not been allocated to the various segments. Pre-tax income (loss) is calculated by subtracting from business unit revenue the respective business unit cost of revenue, operating expenses (before corporate allocations) and an allocation of interest expense.

(in thousands) Three Months Ended March 31, 2003
	Revenue	Pre-Tax Income (Loss)	Net Fixed Assets	Depreciation and Amortization
Space Flight Services	$13,063	$(52,619)	$51,693	$786
Johnson Engineering	10,044	(10,668)	737	219
Astrotech	2,626	368	48,629	419
SMI	525	111	34	96
All Other	155	(129)	—	—

	$26,413	$(62,937)	$101,093	$1,520

Three Months Ended March 31, 2002
	Revenue	Pre-Tax Income (Loss)	Net Fixed Assets	Depreciation and Amortization
Space Flight Services	$12,212	$211	$129,754	$2,232
Johnson Engineering	9,813	481	1,654	422
Astrotech	2,530	299	47,022	294
SMI	152	(311)	75	73
All Other	4	(586)	—	—

	$24,711	$94	$178,505	$3,021

(in thousands)
Nine Months Ended March 31, 2003
	Revenue	Pre-Tax Income (Loss)	Net Fixed Assets	Depreciation and Amortization
Space Flight Services	$39,503	$(54,714)	$51,693	$5,021
Johnson Engineering	31,197	(9,106)	737	706
Astrotech	9,276	1,875	48,629	1,429
SMI	861	(81)	34	226
All Other	438	(339)	—	—

	$81,275	$(62,365)	$101,093	$7,382

Nine Months Ended March 31, 2002
	Revenue	Pre-Tax Income (Loss)	Net Fixed Assets	Depreciation and Amortization
Space Flight Services	$37,230	$(2,075)	$129,754	$7,887
Johnson Engineering	29,940	1,717	1,654	1,233
Astrotech	6,765	1,877	47,022	768
SMI	515	(1,357)	75	221
All Other	280	(2,205)	—	—

	$74,730	$(2,043)	$178,505	$10,109

9.     Minority Investment in Consolidated Subsidiary

Pursuant to a stock purchase agreement entered into as of September 27, 2001, escottVentures II, LLC (“ESV”), of Melbourne, Florida, purchased 5,914,826 newly issued shares of SMI’s Series A redeemable, convertible preferred stock for $750,000. On June 21, 2002, ESV filed Case Number 1:02CV01236 in the U.S. District Court for the District of Columbia against Space Media, Inc., SPACEHAB, Inc., Shelley A. Harrison and Julia A. Pulzone (collectively, “Defendants”). This suit, relating to ESV’s investment in Space Media, Inc., sought rescission of the stock purchase agreement and return of its $750,000 investment, plus unspecified expenses, consequential damages, exemplary and punitive damages, prejudgment interest, and costs and disbursements, including attorney and expert fees. The Defendants and ESV settled the suit through mediation. A stipulation and order of dismissal was filed with the Court by the parties on January 22, 2003, following the payment of cash and issuance of restricted shares of SPACEHAB common stock to ESV. ESV is no longer a shareholder of SMI.

10.     Recent Accounting Pronouncements

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

Goodwill was allocated to Astrotech, JE and The Space Store in accordance with the requirements of Accounting Principles Board Opinion No.16, “Business Combinations” Goodwill is the excess of the cost over the fair value of the net tangible assets of the acquired company. Goodwill was allocated to Astrotech, JE and the Space Store as of their date of acquisition which was February 1997, July 1998 and June 2000, respectively.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations.

Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The Company has adopted the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003.

Had compensation costs for the Company’s stock options been determined based on SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and earnings (loss) per share would have been as follows (in thousands, except per share amounts).

	Three Months Ended March 31		Nine Months Ended March 31,
	2003	2002	2003	2002
Net income (loss), as reported	$(62,719)	$66	$(61,638)	$(2,126)
Deduct: Total stock-based compensation income (expense) determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	39	(226)	(270)	(748)

Pro forma net income	$(62,680)	$(160)	$(61,908)	$(2,874)

Earnings (loss) per share:
Basic—as reported	$(5.06)	$0.01	$(5.03)	$(0.18)
Diluted—as reported	$(5.06)	$0.00	$(5.03)	$(0.18)
Basic—pro forma	$(5.06)	$(0.01)	$(5.05)	$(0.24)
Diluted—pro forma	$(5.06)	$(0.01)	$(5.05)	$(0.24)

11.     Stock Repurchase

On March 25, 2003 the Board of Directors authorized the Company to repurchase up to $1.0 million of the Company’s outstanding common stock at market prices. Any purchases under the Company’s stock repurchase program may be made from time-to-time, in the open market, through block trades or otherwise in accordance with applicable regulations of the Securities and Exchange Commission. As of March 31, 2003, the Company had repurchased 36,100 shares at a cost of $36,885.

12.    Goodwill Impairment

JE performs services under a cost-plus award and incentive-fee contract for government services that are requested and directed by NASA. For the nine months ended March 31, 2003, JE primarily operated under the FCSD Contract and the Configuration Management Contract. The tasks under the contract were segmented and a recompete for a portion of the tasks was begun in July 2002. On February 7, 2003, the Company was notified that its bid for those portions of the contract under recompete was not accepted and those portions of the contract have been awarded to another company. As a result of this event, the Company performed a goodwill impairment test of the goodwill at JE in accordance with Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets”. The impairment test indicated an impairment of JE’s goodwill of approximately $11.9 million which was recorded in the period ended March 31, 2003. The Company utilized discounted cash flows and market valuation techniques to calculate the fair value of JE. JE, along with Spacehab Flight Services, will be bidding on a number of ISS contracts proposed under the ISS Contact Consolidation Strategy Study. Award dates for those contracts are expected in October 2003.

13.    Nonrecurring Charge

The Company was under contract with NASA to support the STS-107 mission on its Columbia orbiter. The mission utilized the Company’s Research Double Module (“RDM”) flight asset. On February 1, 2003 the RDM was lost in the tragic STS-107 accident. The RDM was partially covered by commercial insurance. The commercial insurance on the module was $17.7 million. The net book value of the RDM was $67.9 million. The Company has filed a claim with NASA for indemnification of its loss of the RDM. The claim was filed for approximately $50.3 million, an amount representing the net book value of the module net of commercial insurance proceeds of $17.7 million. The Company has received the proceeds from its commercial insurance policy.

The Company is currently in discussions with NASA regarding resolution of the pending claim for the loss of the RDM. As there can be no assurance as to the timing and outcome of the Company’s claim with NASA, the Company has recorded a non-cash nonrecurring charge of $50.3 million before taxes in the period ended March 31, 2003. Upon resolution of its claim, any proceeds from NASA will be recorded in the period in which the claim is resolved.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

This document may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E oftheSecuritiesExchangeActof 1934, including (without limitation) the “General” and “Liquidity and Capital Resources” sections of this Item 2. Such statements are subject to certain risks and uncertainties, including those discussed herein, which could cause actual results to differ materially from those projected in the statements. In addition to those risks and uncertainties discussed herein, such risks and uncertainties include, but are not limited to, whether the Company will fully realize the economic benefits under its U.S. National Aeronautics and Space Administration (“NASA”) and other customer contracts, the utilization of new commercial space assets, continued deployment of the International Space Station (“ISS”), technological difficulties, product demand and market acceptance risks, the effect of economic conditions, uncertainty in government funding, the impact of competition and delays and uncertainties in future space shuttle and ISS programs, and resolution of the Company’s indemnification claim with NASA arising from the loss of the Columbia orbiter and its crew during the STS-107 mission.

SPACEHAB was incorporated in 1984 to commercially develop space habitat modules to operate in the cargo bay of NASA’s Space Shuttles. SPACEHAB’s subsidiaries include, Johnson Engineering Corporation (“JE”) which was changed to SPACEHAB Government Services, Incorported (“SGS”) subsequent to March 31, 2003, Astrotech Space Operations, Inc. (“Astrotech”) and Space Media, Inc. (“SMI”).

The Company was under contract with NASA to support the STS-107 mission on its Columbia orbiter. The mission utilized the Company’s Research Double Module (“RDM”) flight asset. On February 1, 2003 the RDM was lost in the tragic STS-107 accident. The RDM was partially covered by commercial insurance. The commercial insurance on the module was $17.7 million. The net book value of the RDM was $67.9 million. The Company has filed a claim with NASA for indemnification of its loss of the RDM. The claim was filed for approximately $50.3 million, an amount representing the net book value of the module net of commercial insurance proceeds of $17.7 million. The Company has received the proceeds from its commercial insurance policy.

The Company is currently in discussions with NASA regarding resolution of the pending claim for the loss of the RDM. As there can be no assurance as to the timing and outcome of the Company’s claim with NASA, the Company has recorded a non-cash nonrecurring charge of approximately $50.3 million before taxes for the three and nine months ended March 31, 2003. Upon resolution of its claim, any proceeds from NASA will be recorded in the period in which the claim is resolved.

At this time, the Company does not plan to replace the RDM. SPACEHAB’s Space Flight Services business unit has two additional modules and other flight assets available to support the Company’s current NASA contract. These modules and assets can also be used to support future NASA contracts.

SPACEHAB’s Space Flight Services business unit is continuing its operations, finalizing preparations for the STS-114 mission. SPACEHAB is providing a cargo carrier, known as the External Stowage Platform 2, or ESP2, that will be deployed and permanently mounted to the orbiting International Space Station (“ISS”). The Company continues to support two additional ISS resupply missions, STS-116 and STS-118. The Company is currently in negotiations with NASA for equitable adjustments on its three scheduled missions due to the launch date slippage in accordance with its REALMS contract. The equitable adjustments available under its contract with NASA will compensate the Company for the additional costs incurred during the extended period of delay in NASA’s return to flight.

Revenue

SPACEHAB’s Space Flight Services business unit generates revenue by providing a turnkey service that includes access to the modules and unpressurized cargo carriers and integration and operations support to scientists and researchers responsible for the experiments and/or logistics supplies for module missions aboard the Space Shuttle. Revenue generated under the Research and Logistics Mission Support (“REALMS”) Contract, currently a $240.8 million contract, and for new contract awards for which the capability to successfully complete the contract can be demonstrated at contract inception, is recognized under the percentage-of-completion method and is being reported based on costs incurred over the period of the contract.

JE performs services under a cost-plus award and incentive-fee contract for government services that are requested and directed by NASA. JE primarily operated under the mult-year, multi-task Flight Crew Systems Development (“FCSD”) Contract which was a $405.5 million multitask cost-plus award and incentive-fee contract. Revenue is recognized on this contract based on costs incurred plus a proportionate amount of estimated fee earned. The contract commenced in May 1993 and was scheduled to conclude in September 2002. The tasks under the contract were segmented and a recompete for a portion of these tasks was begun in July 2002. Certain of those tasks were awarded to JE under separate contracts. In August 2002, NASA exercised its option to extend portions of the original contract through December 2002 during the recompete period. In December 2002, NASA further extended the contract through June 2003, with six one-month extensions. Three of the one-month extensions were exercised.

On February 7, 2003, the Company was notified that its bid for those portions of the FCSD contract under recompete was not accepted. The portions of the contracts under recompete were transitioned to the successful bidders on April 1, 2003. During the next three months of the Company’s fiscal year, JE will recognize revenue on the close out activities of the FCSD contract. As a result of the unsuccessful recompete, the Company’s total manpower level was reduced from approximately 570 as of February 1, 2003 to 288 as of April 1, 2003. Since the inception of the FCSD contract in 1993, JE recognized approximately $377 million of revenue and $21 million of income before interest and taxes on all tasks associated with the contract. Two of the original seven FCSD tasks remain under new contracts with JE and are expected to generate approximately $10 million of future annual revenue.

On April 22, 2003 the Company announced the reorganization of its government services business units to more appropriately reflect the business units’ strategic direction of operating in the government services sector. JE, along with Spacehab Flight Services, will be bidding on a number of the ISS contracts proposed under the ISS Contact Consolidation Strategy Study. The contracts are expected to be awarded in October 2003.

Astrotech revenue is generated from various multi-year fixed-price contracts with satellite and launch service vehicle providers. The services and facilities Astrotech provides to its customers support the final assembly, checkout and countdown functions associated with preparing a satellite for launch including transportation of the satellite and launch vehicle payload fairing to the launch pad. Astrotech’s facilities are also used by its customers to encapsulate the satellite in the launch vehicle, and includes a new facility to accommodate the evolved expendable launch vehicles (“EELV”), the newest class of launch vehicle. Revenue provided by the Astrotech payload processing facilities is recognized ratably over the occupancy period of the satellites in the Astrotech facilities. Under the multi-year contracts for payload processing services with commercial launch vehicle providers, revenue is billed and recognized on a quarterly basis as costs are incurred.

On April 11, 2000, SPACEHAB announced the formation of SMI, a majority-owned subsidiary intended to create proprietary space-themed content for education and commerce. In fiscal year 2000, SMI acquired The Space Store, an online retail operation, anticipating that e-commerce could become an integral part of its Internet business. The Space Store currently offers space-related products through its website, www.spacestore.com, and a retail facility in

Houston, Texas, near NASA’s Johnson Space Center. In fiscal year 2001, SMI’s focus was to develop content for STARS Academy™ and to pursue corporate promotion and advertising opportunities. STARS Academy is a global education program offering students opportunities to learn about and even participate in research aboard NASA’s Shuttle and the ISS. As part of Space Media, the STARS Program supported six student-designed experiments for schools in Australia, China, Israel, Japan, Liechtenstein and the United States for launch on Space Shuttle mission STS-107. In fiscal year 2002, due to limited funding opportunities in the education industry and a struggling Internet content market, SMI reduced staffing and ended its marketing program for the STARS Program. SMI’s revenue is now generated primarily from internet sales of The Space Store.

Cost of Revenue

Costs of revenue include integration and operations expenses associated with the performance of two types of efforts: (i) sustaining engineering in support of all missions under a contract and (ii) mission specific support. Costs associated with the performance of the contracts using the percentage-of-completion method of revenue recognition are expensed as incurred. Costs associatedwith the cost-plus award and incentive-fee contracts are expensed as incurred by JE. Other costs of revenue include depreciation expense and costs associated with the Astrotech payload processing facilities. Flight related insurance covering transportation of the SPACEHAB modules from SPACEHAB’s payload processing facility to the Space Shuttle, in-flight insurance and third-party liability insurance are also included in costs of revenue and are recorded as incurred. Selling, general and administrative and interest and other expenses are recognized when incurred.

RESULTS OF OPERATIONS

For the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Revenue.    Revenue increased by 7% to approximately $26.4 million as compared to $24.7 million for the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003 revenue of $13.1 million was recognized from Space Flight Services primarily under the REALMS Contract with NASA and commercial customers, $10.0 million from JE primarily under the FCSD Contract, $2.6 million from Astrotech, $0.5 million from SMI, primarily from the Space Store and $0.2 million of other service revenue. In comparison, for the three months ended March 31, 2002 revenue of $12.2 million was recognized from Space Flight Services primarily under the REALMS Contract with NASA and commercial customers, $9.8 million from JE primarily under the FCSD Contract and Configuration Management Contract (“CM”), $2.5 million from Astrotech, $0.2 million from SMI, primarily from the Space Store. Revenue for SPACEHAB Flight Services increased by approximately $0.9 million. Revenue for STS-107 decreased as compared to the same period last year and was offset by the increase in revenue for missions STS-114, STS-116, and STS-118 based on cost incurred. Revenue at Astrotech was approximately the same for the three months ended March 31, 2003 and 2002. Revenue at JE was approximately the same for the two periods ended March 31, 2003 and 2002. Revenue at SMI increased due primarily to increased Space Store STS-107 memorabilia sales.

Costs of Revenue.    Costs of revenue for the three months ended March 31, 2003 increased by 21% to approximately $22.1 million, as compared to $18.2 million for the prior year’s quarter. For the three months ended March 31, 2003, integration and operations costs of Space Flight Services for the REALMS Contract with NASA and commercial customers were $10.5 million, $9.0 million for JE, $1.2 million for Astrotech payload processing, $0.2 million for SMI and $0.2 million related to other service revenue. Costs of revenue also includes $1.0 million of depreciation expense. In comparison, for the three months ended March 31, 2002, integration and operations costs of Space Flight Services for the REALMS Contract with NASA and commercial customers were $6.0 million, $8.8 million for JE, $1.2 million for Astrotech payload processing, and $30,000 for SMI. Costs of revenue also includes $2.1 million of depreciation expense. The change in costs of revenue of Space Flight Services for the REALMS Contract with NASA and commercial customers is due to increased costs of leased flight assets and increased integration and operations activities for STS-114. JE’s costs were based on increased cost for the closeout of the FCSD contract. The reduction in depreciation expense is primarily related to the change in the useful life of the Company’s flight assets from 2012 to 2016 and the loss of the RDM on the Space Shuttle Columbia.

Operating Expenses.    Operating expenses increased to approximately $65.4 million for the three months ended March 31, 2003 as compared to approximately $4.9 million for the three months ended March 31, 2002. Operating expenses include $11.9 million non-cash nonrecurring charge for impairment of goodwill at JE and a non-cash nonrecurring charge of $50.3 million for the RDM loss. The decrease in normal operating expenses is attributable to the completion of bid and proposal efforts for the microgravity contract of $0.4 million, refocusing the efforts of SMI of $0.3 million and elimination of $0.3 million of goodwill expenses as the result of the change in accounting standards. The Company’s ongoing cost reductions initiated during the fiscal year ended June 30, 2002 have resulted in savings of approximately $0.6 million. Facilities related costs decreased $0.2 million, depreciation expense decreased $0.2 million and compensation and benefits decreased $0.2 million.

Research and development expenses decreased slightly for the three months ended March 31, 2003 as compared to the comparable period last year as the Company continued to emphasize its core operations and limited new investments in research and development.

Interest and Other Expense.    Interest expense was approximately $1.8 million for the three months ended March 31, 2003 and approximately $1.4 million for the three months ended March 31, 2002. The increase was due primarily to interest on the mortgage loan payable on the Astrotech facility, of which $0.4 million interest was capitalized in conjunction with the construction of the new facility constructed by Astrotech during the three months ended March 31, 2002.

Interest and Other Income.    Interest and other income was immaterial for the three months ended March 31, 2003 and March 31, 2002. Interest income is earned on the Company’s investments.

Income Taxes.    The Company recorded a tax refund of $0.2 million during the three months ended March 31, 2003. Based on the Company’s projected taxable status for fiscal year 2003, the Company recorded no tax expense for the three months ended March 31, 2003, as compared to a nominal tax expense for the three months ended March 31, 2002.

Net Income/Loss.    The net loss for the three months ended March 31, 2003 was approximately $62.7 million or $5.06 per share (basic and diluted EPS) on 12,398,775 shares as compared to a net income of $0.01 million or $0.01 and $0.00 per share (basic and diluted EPS respectively) on 11,971,906 shares and 13,308,778 shares, respectively, for the three months ended March 31, 2002.

For the nine months ended March 31, 2003 as compared to the nine months ended March 31, 2002.

Revenue.    Revenue increased 9% to approximately $81.3 million as compared to $74.7 million for the nine months ended March 31, 2003 and 2002, respectively. For the nine months ended March 31, 2003, revenue of $39.5 million was recognized from Space Flight Services primarily under the REALMS Contract with NASA and commercial customers, $31.2 million for JE primarily under the FCSD Contract, $9.3 million from Astrotech, $0.9 million from SMI and $0.4 million of other service revenue. In comparison, for the nine months ended March 31, 2002, revenue of $37.2 million was recognized from Space Flight Services primarily under the REALMS Contract with NASA and commercial customers, $29.9 million from JE under the FCSD Contract, $6.8 million from Astrotech, $0.5 million for SMI and $0.3 million of other service revenue. The increase in revenue under the REALMS Contract with NASA and commercial customers is attributable to increased revenue on STS-114, STS-116 & STS-118 based on cost incurred. The increase in revenue at Astrotech is due primarily to an increase in the number of missions completed and processed in the nine months ended March 31, 2003 as compared to the same period last year and additional payments under its long term contracts. Revenue at JE increased due to increased project work on both the FCSD and CM contracts and reimbursement of excess facilities costs.

Costs of Revenue.    Costs of revenue for the nine months ended March 31, 2003 increased by 14% to approximately $66.5 million, as compared to $58.6 million for the comparable period last year. For the nine months ended March 31, 2003, integration and operations costs of Space Flight Services for the REALMS Contract with NASA and commercial customers were $28.4 million, $27.4 million for JE, $4.1 million for Astrotech payload processing, $0.4 million for SMI, and $0.5 million related to other service revenue, $5.7 million of depreciation expense is also included in cost of revenue. For the nine months ended March 31, 2002, integration and operations costs of Space

Flight Services for the REALMS Contract with NASA and commercial customers were $20.6 million, $26.1 million for JE, $3.1 million for Astrotech payload processing, $0.4 million for SMI, and $0.8 million related to other service revenue. $7.6 million of depreciation expense is also included in the cost of revenue. Costs of revenue under the REALMS Contract with NASA and commercial customers increased primarily due to increased costs of leased flight assets and increased integrations and operations work for STS-114. Astrotech’s costs increased due to the increased costs of the missions added over the guaranteed contract missions and the costs of the EELV facility. JE’s costs increased due to closeout of the FCSD contract. The decrease in depreciation expense is related to the extension in the useful life of the Company’s flight assets from 2012 to 2016 and the loss of the RDM in the third quarter of fiscal year 2003.

Operating Expenses.    Operating expenses increased to approximately $71.5 million for the nine months ended March 31, 2003 as compared to approximately $15.1 million for the nine months ended March 31, 2002. Operating expenses include $11.9 million non-cash nonrecurring charge for impairment of goodwill at JE and $50.3 million non-cash nonrecurring charge for the RDM loss. Normal operating expenses decreased by $5.6 million. The decrease in operating expenses is primarily the result of the completion of bid and proposal efforts for the microgravity contract of $2.0 million, refocusing of SMI efforts of $1.4 million, and the elimination of $0.8 million of goodwill amortization expense as a result of new accounting standards. The Company’s ongoing cost reductions initiated during the fiscal year ended June 30, 2002 have resulted in savings of approximately $1.6 million. Legal and insurance costs decreased $0.3 million, facilities related costs decreased $0.4 million, depreciation expense decreased $0.5 million and compensation and benefits decreased $0.4 million.

Research and development expenses decreased by $0.2 million to $0.1 million for the nine months ended March 31, 2003 as compared to $0.3 million for the comparable period last year as the Company continued to emphasize its core operations and limited new investments in research and development.

Interest and Other Expense.    Interest expense was approximately $5.5 million for the nine months ended March 31, 2003 and approximately $4.2 million for the nine months ending March 31, 2002. The increase was due primarily to interest on the mortgage loan payable on the Astrotech facility. There was no interest capitalized for the nine months ended March 31, 2003 and $1.4 million of interest was capitalized for the nine months ended March 31, 2002. Interest was capitalized in conjunction with the construction of the new facility constructed by Astrotech.

Interest and Other Income.    Interest and other income (expense) was ($0.1) million for the nine months ended March 31, 2003 and was approximately $1.1 million for the nine months ended March 31, 2002. The Company recorded a gain of approximately $1.1 million on the sale of the Oriole Sounding Rocket assets during the nine months ended March 31, 2002. Interest income is earned on the Company’s investments.

Income Taxes.    The Company recorded a tax refund of $0.7 million in the nine months ended March 31, 2001. Based on the Company’s projected taxable status for fiscal year 2003, the Company recorded no tax expense for the nine months ended March 31, 2003, as compared to $0.1 million tax expense recorded for the nine months ended March 31, 2002.

Net Income (Loss).    The net loss for the nine months ended March 31, 2003 was approximately $61.6 million or $5.03 per share (basic and diluted EPS) on 12,263,426 shares as compared to net loss of $2.1 million or $0.18 per share (basic and diluted EPS) on 11,817,193 shares for the nine months ended March 31, 2002.

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

The Company’s primary source of liquidity is cash flow from operations. The principal uses of cash flow that affect the Company’s liquidity position include both operational expenditures and debt service payments. Management is focused on increasing the Company’s cash flow and on managing cash effectively through limiting cash investments in long-term assets.

The Company currently maintains a working capital line of credit facility totaling $5.0 million in order to ensure appropriate levels of liquidity. As of March 31, 2003, amounts unused and available under this credit facility were $5.0 million.

Cash Flows From Operating Activities.    Cash provided by operations for the nine months ended March 31, 2003 and 2002 was $23.3 million and $4.5 million, respectively. For the nine months ended March 31, 2003, the Company recorded a $50.3 million nonrecurring charge, net of accumulated depreciation and commercial insurance proceeds, related to its loss of the RDM as the result of the Space Shuttle Columbia accident. The Company also recorded a non-cash charge for impairment of goodwill of $11.9 million at JE due to the current decline in JE’s revenue base which the Company expects to recoup with new contracts. The Company received $17.7 million from its commercial insurance carriers for the loss of the RDM. Deferred flight revenue decreased by $8.4 million due to the completion of the STS-107 mission and the completion of most tasks related to the STS-114 mission. Depreciation and amortization decreased as compared to the prior year primarily as the result of the loss of the RDM module and the elimination of the amortization of goodwill as per the requirements of Statement of Financial Accounting Standards No. 142. Accrued subcontracting services increased $3.5 million as the result of the increased in accrued cost for the STS-114 mission and lease cost for the VCC. Cash flows provided by operating activities for the nine months ended March 31, 2002 were $4.5 million. The significant change during the nine months ended March 31, 2002 was the decrease in deferred flight revenue due primarily to completion of various tasks required under the REALMS and related commercial contracts. Accounts payable and accrued expenses decreased due to payments made to various vendors. Accounts receivable decreased due to collections from various customers primarily under the REALMS and FCSD contracts. The increase in depreciation and amortization is primarily the result of the completion of the Research Double Module which was completed in December 2000.

Cash Flows Used in Investing Activities.    For the nine months ended March 31, 2003 and 2002, cash flows used for investing activities were $15.7 million and $13.3 million, respectively. For the nine months ended March 31, 2003, the Company received $0.8 million of funds from state governmental agencies relative to the construction of its satellite processing facility. The Company received $17.7 million from its commercial insurance carriers for the loss of the RDM of which $16.5 million has been invested in U.S. Treasuries, Federal sponsored agencies and repurchase agreements collateralized by U.S. Treasury obligations. Excess machinery and equipment was sold for $0.1 million which was offset by minor capital expenditures. In addition, cash that was restricted at June 30, 2003 has been released for its intended purpose. For the nine months ended March 31, 2002, $11.7 million was spent on the completion of the payload processing facilities at Astrotech primarily to support the contract extensions with Boeing and Lockheed Martin. In addition, $2.3 million was spent on various flight assets primarily the VCC. The Company received $0.8 million in cash proceeds from the sale of the Oriole sounding rocket assets and the sale of equipment to Clear Lake Industries.

Cash Flows From Financing Activities.    For the nine months ended March 31, 2003 and 2002, cash flows (used for) provided by financing activities were ($6.0) million and $9.9 million, respectively. For the nine months ended March 31, 2003, the Company repaid $5.8 million of obligations under various credit agreement and $0.3 million for a litigation settlement. The Company repaid $11.5 million of debt during the nine months ended March 31, 2002 and $3.1 million of the loan payments was in connection with the Astrotech financing. The Company received $20.0 million of proceeds from its Astrotech financing. The Company received $750,000 in the form of external equity investment in SMI. See Note 9.

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

On March 25, 2003 the Board of Directors authorized the Company to repurchase up to $1.0 million of the Company’s outstanding common stock at market prices. Any purchases under the Company’s stock repurchase program may be made from time-to-time, in the open market, through block trades or otherwise in accordance with applicable regulations of the Securities and Exchange Commission. As of March 31, 2003, the Company had repurchased 36,100 shares at a cost of $36,885. The Company will continue to evaluate the stock repurchase program and the funds authorized for the program.

The Company was under contract with NASA to support the STS-107 mission on its Columbia orbiter. The mission utilized the Company’s RDM flight asset. On February 1, 2003 the RDM was lost in the tragic STS-107 accident. The RDM was partially covered by commercial insurance. During the three months ended March 31, 2003, the Company received $17.7 million from commercial insurers. The Company does not plan on replacing the RDM. The Company has two additional modules available to support the Company’s current NASA contracts. The Company has invested the majority of the commercial insurance proceeds in U.S. Treasuries, Federal sponsored agencies and repurchase agreements collateralized by U.S. Treasuries in order to safeguard capital and provide ready liquidity. The Company has filed a claim with NASA for indemnification of its loss of the RDM. The claim was filed for $50.3 million, an amount representing the net book value of the module net of commercial insurance proceeds of $17.7 million. The Company is currently in discussions with NASA regarding resolution of the pending claim for the loss of the RDM.

Management continues to focus its efforts on improving the overall liquidity of the Company through reducing operating expenses and limiting cash commitments for future capital investments and new asset development. The Company has sufficient liquidity to meet its short term needs.

Contractual Obligations

Contractual Obligations	At March 31, 2003	Remaining In Fiscal Year 2003	Fiscal Year 2004	Fiscal Year 2005	Fiscal Year 2006	Thereafter
Long-term Debt	$65,228	650	1,340	—	—	$63,238
Mortgage Loan Payable	17,603	526	2,218	2,412	2,614	9,833
Capital Leases	304	25	212	67	—	—
Operating Leases, Net	13,997	1,417	4,269	3,403	183	4,725

Total Contractual Cash Obligations (excluding interest payments)	$97,132	$2,618	$8,039	$5,882	$2,797	$77,796

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets”. The statement eliminates the requirement to amortize costs in excess of net assets acquired (goodwill) under the purchase method of accounting, and sets forth a new methodology for periodically assessing and, if warranted, recording impairment of goodwill. The Company adopted the new rules effective July 1, 2002. The elimination of amortization of goodwill is expected to increase earnings by approximately $1.0 million for the fiscal year. The Company will continue to analyze and assess the impairment provisions of the new statement on an ongoing basis. As of the period ended March 31, 2003, the Company recorded an impairment write down of approximately $11.9 million on goodwill attributable to its JE subsidiary.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations.

Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The Company has adopted the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Pursuant to a stock purchase agreement entered into as of September 27, 2001, escottVentures II, LLC (“ESV”), of Melbourne, Florida, purchased 5,914,826 newly issued shares of SMI’s Series A redeemable, convertible preferred stock for $750,000. On June 21, 2002, ESV filed Case Number 1:02CV01236 in the U.S. District Court for the District of Columbia against Space Media, Inc., SPACEHAB, Inc., Shelley A. Harrison and Julia A. Pulzone (collectively, “Defendants”). This suit, relating to ESV’s investment in Space Media, Inc., sought rescission of the stock purchase agreement and return of its $750,000 investment, plus unspecified expenses, consequential damages, exemplary and punitive damages, prejudgment interest, and costs and disbursements, including attorney and expert fees. The Defendants and ESV settled the suit through mediation. A stipulation and order of dismissal was filed with the Court by the parties on January 22, 2003, following the payment of cash and issuance of restricted shares of SPACEHAB common stock to ESV. ESV is no longer a shareholder of SMI.

ITEM 2.    CHANGES IN SECURITIES

NONE

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.    OTHER INFORMATION

NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)	99.1 Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.119 Employment and Non-Interference Agreement, dated as of April 1, 2003, between the Company and Michael E. Kearney.

b)	Reports on Form 8-K.

The Company’s earnings release for the period ended March 31, 2003 was filed on Form 8-K on May 9, 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPACEHAB, INCORPORATED

Date: May 14, 2003	/s/ MICHAEL E. KEARNEY
Michael E. Kearney President and Chief Executive Officer

/s/ JULIA A. PULZONE
Julia A. Pulzone Senior Vice President of Finance and Chief Financial Officer

CERTIFICATIONS

I, Michael E. Kearney, certify that:

1.	I have reviewed this report on Form 10-Q of SPACEHAB, Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ MICHAEL E. KEARNEY
Michael E. Kearney President and Chief Executive Officer

CERTIFICATIONS

I, Julia A. Pulzone, certify that:

1.	I have reviewed this report on Form 10-Q of SPACEHAB, Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ JULIA A. PULZONE
Julia A. Pulzone Senior Vice President of Finance and Chief Financial Officer