Form 10-K
period 2003-06-30
SPACEHAB INC \WA\
filed 2003-09-29
CIK 1001907

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-K

(Mark One)

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the Fiscal Year Ended June 30, 2003.

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from _____________ to ____________

                           Commission File No. 0-27206

                                   ----------

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

                                   ----------

     Number of shares of Common Stock (no par value) outstanding as of August 26, 2003, 12,374,979. Aggregate market value of Common Stock (no par value) held by non-affiliates of the registrant on August 23, 2003, based upon the closing price of the Common Stock on the Nasdaq National Market of $0.96 was approximately $11,879,980.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]    NO  [_].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_].

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange act).
YES  [_]    NO  [X].

                      Documents Incorporated by Reference:

Proxy Statement for the Annual Meeting of                Parts I, II, and III of
Stockholders to be held November 14, 2003.                     Form 10-K

================================================================================

PART I

This document may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including (without limitation) statements under "Company Strategy," "Products and Services," "Competition," "Dependence on a Single Customer," "Research and Development," and "Backlog" in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" and "Liquidity and Capital Resources" in Item 7. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. In addition to those risks and uncertainties discussed herein, such risks and uncertainties include, but are not limited to, whether the Company will fully realize the economic benefits under its U.S. National Aeronautics and Space Administration ("NASA") and other customer contracts, continued utilization by NASA and others of the Company's habitat modules and related commercial space assets, completion of the International Space Station ("ISS"), continued availability and use of the U.S. Space Shuttle system, technological difficulties, product demand and market acceptance risks, the effect of economic conditions, uncertainty in government funding and the impact of competition, delays and uncertainties in future space shuttle and ISS programs, and resolution of the Company's indemnification claim with NASA arising from the loss of the Columbia orbiter and its crew during the STS-107 mission.

Management believes that NASA, as well as future Space Shuttle and ISS programs will continue to be funded and supported by the U.S. Government. Furthermore, management believes that it is highly unlikely that any decision to discontinue these programs would be made during the next twelve months. However, the Company is subject to risks and uncertainties, including but not limited to, whether the Company will fully realize the economic benefits under its NASA and other customer contracts, the utilization of new commercial space assets, continued deployment of the ISS, technological difficulties, product demand and market acceptance risks, the effect of economic conditions, uncertainty in government funding, the impact of competition and delays and uncertainties in future Space Shuttle and ISS programs, and resolution of the Company's indemnification claim with NASA arising from the loss of the Columbia orbiter and its crew during the STS-107 mission.

Item 1.  Business

Company Background and History
------------------------------

SPACEHAB, Incorporated ("SPACEHAB" or "the Company") was incorporated in 1984. It is the first Company to commercially develop, own and operate pressurized space habitat modules. SPACEHAB habitat modules and unpressurized cargo carriers provide space-based research facilities and cargo services for use aboard the U.S. Space Shuttle system. A SPACEHAB Single Module, when installed in the payload bay of a Space Shuttle, more than doubles the space available to astronauts for research, habitation and storage. SPACEHAB offers its modules in single and double versions, outfitted for research, logistics, or a combination research and logistics depending on customer needs. The Company also offers an unpressurized cargo carrier system, the Integrated Cargo Carrier ("ICC").

SPACEHAB modules can accommodate a combination of lockers, racks and soft stowage arrangements. They are outfitted to support laboratory research in the microgravity environment of space and are also capable of transporting food, clothing, equipment and other vital supplies to the ISS. The Company sells research and logistics services to NASA and other customers who want to use the modules and carriers in space. In addition to its flight assets, SPACEHAB offers a full range of ground-based pre- and post-flight experiment and payload processing services and in-flight operations support. As of June 30, 2003, SPACEHAB modules and ICCs had flown 18 successful missions on the Space Shuttle, including 12 logistics missions (five to the ISS and seven to the Russian space station Mir). The most recent mission, STS-107, utilized the RDM flight asset. The RDM was destroyed in the tragic STS-107 accident on February 1, 2003. At this time, the Company does not plan to replace the Research Double Module ("RDM"). SPACEHAB's Space Flight Services business unit has two additional modules and other flight assets available to support the Company's current NASA contract. These modules and assets can also be used to support future NASA contracts.

In July 2003, the Company submitted a detailed claim for recovery of its RDM investment in the amount of $87.0 million. The claim is anticipated to be revised in the first quarter of fiscal year 2004 to incorporate the findings of the Columbia Accident Investigation Board ("CAIB"), and upon revision will be refiled with NASA. The Company believes it has a basis for recovery of the loss from NASA but there can be no assurance as to the timing or the amount, if any, to be received from the claim. Upon resolution of the claim, any proceeds from NASA would be recorded in the period in which the claim is resolved.

On February 12, 1997, SPACEHAB acquired the operating assets and business of Astrotech Space Operations, Inc. ("Astrotech") from Northrop Grumman Corporation. Astrotech is a leading commercial provider of satellite processing services in the United States, supplying the facilities used in the launch-site preparation of satellites by satellite manufacturers and space launch services companies including Lockheed Martin Corporation ("Lockheed Martin"), The Boeing Company ("Boeing") and Orbital Sciences Corporation. In fiscal year 2002, Astrotech completed construction of an additional facility in Titusville, Florida to process larger payloads for the Evolved Expendable Launch Vehicles ("EELV") for Lockheed Martin and Boeing. The Astrotech acquisition diversified SPACEHAB's customer base and broadened the Company's business base to include services that support the expendable launch services markets as well as human space flight activities.

SPACEHAB expanded its capability to support human space flight activities by acquiring Johnson Engineering Corporation ("JE") on July 1, 1998. Then, in March 2003, JE changed its name to SPACEHAB Government Services ("SGS"). SGS provides support services to NASA including stowage integration services and ISS Configuration Management support. SGS also designs and fabricates flight hardware.

On April 11, 2000, the Company announced the formation of Space Media, Inc. ("SMI"), a majority-owned subsidiary intended to create proprietary space-themed content for education and commerce. In fiscal year 2001, SMI acquired The Space Store, an online retail operation, anticipating that e-commerce would become an integral part of its Internet business. The Space Store currently offers an assortment of space-related products through its website, www.spacestore.com, and operates a retail facility adjacent to NASA's Johnson Space Center Houston. In fiscal year 2002, SMI activities were refocused to develop content for the STARS Academy global education program and pursue corporate promotion and advertising opportunities. As part of Space Media, the STARS program launched six experiments designed by students in Australia, China, Israel, Japan, Liechtenstein and the United States on Space Shuttle mission STS-107.

In fiscal year 2000, SPACEHAB began design and construction of a commercial space station habitat module, in partnership with RSC Energia of Korolev, Russia. Named Enterprise(TM), this multipurpose module is intended to be attached to the ISS and could provide space station users habitation space, stowage space, communications, power and other utilities, and laboratory facilities for long-duration research. The module would provide NASA with the ability to support a full six-person crew on board the ISS. The Company also provided NASA with an alternate proposal, utilizing the core Enterprise asset base/technology in constructing a cargo module. In evaluating the Company's investment in Enterprise in June 2003, the Company identified significant uncertainties in new human space flight programs. While the Company believes the service offered is a valuable service and is actively marketing this service to NASA, the Company ceased funding development and was unable to determine if or when this investment would be recovered. Therefore, the Company wrote down its full investment of $8.2 million in Enterprise as of June 30, 2003.

The current focus of the Company is in three areas: (1) SPACEHAB Flight Services ("SFS") carrier services required to support the Space Shuttle's return-to-flight, and assembly and utilization of the ISS; (2) SGS support for the ISS Program Office under cost-type government contracts; and (3) Expansion of the Astrotech revenue base through new markets and new services. The Company is continuing to identify new business and business opportunities within its core competencies.

Company Strategy
----------------

SPACEHAB's goal is to be a leading provider of commercial space products and services, including human space flight support, space station logistics and satellite processing. SPACEHAB is committed to expanding its business with NASA while also diversifying its customer base by targeting new and related markets for space services. SPACEHAB's strategy for reaching these goals is described below.

     . Focusing on quality and responsiveness of services. SPACEHAB'S three major business units' products are known for providing high quality services, consistently earning excellent award fees and delivering flawless missions. SPACEHAB has successfully completed 18 Shuttle missions to date. The Company intends to maintain and enhance its reputation for product reliability, process innovation and performance excellence. SFS is actively supporting the ISS Program as they determine the best option for preparation to return-to-flight. SGS is competing on the ISS A/B/C contracts for a major role in support of the ISS Program Office. Astrotech continues to develop its government market and is currently working with its current customers to expand the services it provides under existing contract relationships. By maintaining our focus on building a strong revenue base, the Company expects to create future growth opportunities.

     . Maintaining its position as a high value, low-cost service provider. SPACEHAB offers space services to NASA and other customers, using Company owned and leased assets, on a fixed-price basis that the Company believes has proven to be a significantly less expensive alternative to the cost-plus basis used by conventional aerospace contractors through the application of commercial best practices in the development and operation of its hardware and facilities. SPACEHAB substantially reduces the cost, time and complexity typically associated with conventional government contractor services. SPACEHAB'S SGS subsidiary provides services to NASA under cost-plus award and incentive fee contracts as requested by the customer. Cost-plus contracts require separate pricing negotiations for individual task orders, allowing SGS to implement process improvements to reduce costs. The Company considers its position as a low-cost service provider a prerequisite for future growth.

     . Expanding the scope of business. SPACEHAB continues to focus on expanding its core business base through extension of its existing core competencies and strategic relationships. The Company's objective is to further utilize its existing assets and Company expertise to offer new products and services. As it continues to provide research and resupply services on Space Shuttle missions, SPACEHAB is well positioned to anticipate emerging requirements for products and services supporting human space flight. With its acquisition of Astrotech in 1997 and SGS in 1998, SPACEHAB diversified its revenue and customer base by targeting new space services markets in flight crew training support, facility operations and payload processing. SPACEHAB intends to augment its current core competencies by adding new services through strategic partnerships and innovative engineering.

     . Leveraging international strategic alliances. SPACEHAB seeks to create and maintain strategic alliances with key international players in the space industry. Existing relationships include EADS Space Transportation GmbH ("EADS") (formerly Astrium GmbH and DaimlerChrysler Aerospace AG), Intospace GmbH, Mitsubishi Corporation, RSC Energia and Alenia Spazio S.p.A. On August 2, 1999, EADS strengthened its strategic relationship with SPACEHAB by purchasing a $12.0 million equity stake in the Company. These alliances have produced and will continue to produce business opportunities with these partners, the governments of their respective countries and other industries within those countries.

     . Continuing entrepreneurial initiatives. SPACEHAB continues to develop and offer innovative business arrangements to meet customer requirements. The Company has repeatedly taken the initiative to improve its modules and payload processing services and deploy new assets in anticipation of customer needs. By focusing on quality, cost and responsiveness and recruiting talented and experienced personnel into its distinctly entrepreneurial organization, SPACEHAB seeks to distinguish itself as an innovative and effective provider of commercial space services.

Products and Services
---------------------

SPACEHAB's business segments provide a range of products and services to the aerospace market. SFS provides space research and space station resupply services using pressurized habitat modules and unpressurized cargo carriers that fly on NASA's Space Shuttles. SGS supplies critical services to NASA in support of human space flight, including stowage integration and ISS Configuration Management. Astrotech is a leading commercial provider of satellite processing services. Space Media Inc., a wholly-owned subsidiary, operates The Space Store, an online retail operation.

SPACEHAB Flight Services
NASA and other users of the Space Shuttle and ISS must follow a complex set of procedures to prepare payloads for launch, operate them in space, and process them upon return. SFS offers these users affordable, customer-friendly, turn-key, fixed-price payload services using Company-controlled assets. These services include payload scheduling, mission planning, safety analysis and certification, physical integration with a carrier (such as a SPACEHAB module), integration of carriers with the Space Shuttle, flight operations, data gathering and synthesis, and launch and landing site activities.

SFS is responsible for managing and operating the Company's fleet of single modules, which can also be combined to form a double module, ICCs, and supporting equipment. Modules and carriers are housed at the SPACEHAB Payload Processing Facility in Cape Canaveral, Florida. SPACEHAB Single Modules are aluminum cylinders, measuring 10 feet in length by 13.5 feet in diameter, that incorporate a patented design that includes a truncated top and flat end caps. These fully instrumented modules provide resources such as power, data management, thermal control and vacuum venting. Single Modules (payload capacity 5,400 lb.) are employed primarily for research and logistics missions. In fiscal year 1996, the Company completed development of the Logistics Double Module ("LDM" - payload capacity 10,000 lb.), optimized for resupply and used by NASA to carry vital supplies to cosmonauts and astronauts aboard the Russian space station Mir and the ISS.

In fiscal year 1997, the Company began full-scale development of its RDM (payload capacity 9,000 lb.), outfitted to serve as a microgravity laboratory. The RDM was completed in fiscal year 2001 and made its first flight on NASA Shuttle mission STS-107. The RDM was destroyed in the STS-107 Columbia accident. The Company has no plans to replace the RDM at this time. The SFS business unit is continuing operations, supporting three of the next five planned Space Shuttle missions. The Company is in negotiations with NASA on the value of equitable adjustments for delays in these missions that will provide additional revenue for contracted preparation activities during the period prior to NASA's return to flight. During the fourth quarter. The Company completed all STS-107 accident investigation support activities with NASA.

SPACEHAB developed the ICC system of unpressurized payload carriers to transport cargo that does not require a pressurized environment. Cargo suitable for transport on the ICC includes ISS assembly components, astronaut tools, unpressurized experiments, and spare parts. Based on a patented pallet technology (the Unpressurized Cargo Pallet or "UCP"), the ICC flies in what is ordinarily unused volume in the front or rear of the Space Shuttle's cargo bay. It can be used alone or in combination with SPACEHAB Single or Double Modules to provide the optimum mix of pressurized and unpressurized cargo capacity on a single mission to the ISS. By expanding the capabilities of the Space Shuttle and offering flexibility in the mix of pressurized and unpressurized cargo carried on each mission, the ICC is a cost-effective option for ISS logistics.

SPACEHAB completed construction of the ICC in fiscal year 1999. The ICC initially flew on NASA's first supply mission to the ISS, Space Shuttle flight STS-96, in May 1999. In fiscal year 2001, the Company sold its ICC assets to EADS and entered into an agreement with EADS to lease back these assets for a period of four years with two additional four-year options. Through fiscal year 2003, the ICC has flown a total of five successful missions. Three additional ICC flights are under contract. To meet particular NASA requirements for unpressurized cargo transport, SPACEHAB developed a Vertical Cargo Carrier ("VCC"), designed and built for SPACEHAB by RSC Energia). In fiscal year 2002, SPACEHAB completed construction of the VCC and sold this asset to EADS for inclusion in the lease back arrangements cited above. The ICC system, including the VCC and other derivatives, is a highly capable, flexible and adaptable payload transport option.

SPACEHAB Government Services
SPACEHAB's SGS subsidiary provides customer-responsive management and services supporting the operation of complex facilities. Additionally, SGS provides high-end engineering services, high-fidelity flight mockup design and development, and disciplined configuration management of complex systems. SGS performs several critical services for NASA, including stowage integration and ISS Configuration Management.

SGS's Flight Crew Systems Development ("FCSD") contract with NASA is a cost-plus award and incentive fee contract that commenced in May 1993, and was scheduled to conclude on April 30, 2002. NASA exercised a series of extensions on the contract to extend the performance period of the contract to December 2002. The revised total value of the contract as of April 30, 2003 was $399.1 million. NASA opened elements of this contract for recompete for calendar year 2003. SGS competed to continue performing this work, but was notified in February 2003 that their recompete bid was not accepted. Contract work was transitioned to the successful bidder in April 2003.

SGS is bidding on a number of ISS contracts proposed under the ISS contract consolidation effort. The ISS contracts that the Company has submitted proposals for, in June and July 2003, are the Mission Integration Contract ("MIC"), the Program Integration and Control Contract ("PICC") and the Cargo Mission Contract ("CM"). These contracts are support contracts to the ISS office. All three contracts are approximately five year contracts with two additional one-year options. The tasks under the MIC contract include: a) program and business management support, b) configuration, data and IT management, c) international integration and d) ISS system analysis and integration and Russian language and logistics services. The tasks under the PICC Contract include: a) integrated ISS on orbit operations requirements analysis, b) manifesting of cargo and logistics, c) on-orbit stowage planning and Integration and d) Russian language and logistics support. The tasks under the CM Contract include: a) ISS cargo and cargo carrier integration, b) sustaining engineering of government carriers and logistics and c) procurement of commercial carrier assets. Subsequent to the year ended June 30, 2003, the Company was notified that it was in the competitive range as a finalist on all three contracts. The estimated value of all these contracts is in excess of $100 million over five years. Awards for these contracts are expected in October 2003.

SGS is also leveraging its experience in building high-fidelity space vehicle mockups and trainers for NASA by developing additional commercial business in museum exhibit design engineering and fabrication. In fiscal year 2002, SGS signed its first task order for $1 million under a new contract with KK.FTS Group of Japan to build a mockup of the International Space Station laboratory module Destiny for a new museum being built outside Tokyo. The mockup was completed in fiscal year 2003. SGS has also completed development of a major exhibit for Shanghai Science and Technology Museum in Shanghai, China.

Astrotech Space Operations
SPACEHAB's Astrotech subsidiary provides payload processing services to the satellite manufacturing and the launch services industries at Company-owned facilities in Titusville, Florida, near the Kennedy Space Center/Cape Canaveral Air Force Station launch complexes, and Vandenberg Air Force Base ("AFB") in California. Astrotech's payload processing services include support for spacecraft final mechanical assembly, electrical checkout, liquid propellant loading, solid rocket motor/ordnance installation, payload fairing encapsulation, and remote payload command and control through countdown. Payload processing requires specialized facilities located near the launch site, with such features as advanced environmental control, hazard-proof work areas, airlock systems, and overhead bridge cranes.

Astrotech has long-term contracts in place with Lockheed Martin and The Boeing Company to process payloads for Expendable Launch Vehicle ("ELV") missions. On August 21, 2002, Lockheed Martin successfully completed its first launch of the new Atlas V launch vehicle system followed by the successful launch of the Boeing Delta IV launch vehicle on November 20, 2002. In support of the Lockheed Martin and Boeing contract extensions, Astrotech undertook a major facility expansion at its Florida site at a cost of approximately $31 million, building a new Spacecraft Processing Facility ("SPF") and associated infrastructure upgrades to support projected higher launch rates and larger sized payloads associated with these new launch vehicle systems. In August 2001, Astrotech completed a $20 million financing in support of this expansion project. The new SPF, dedicated in October 2001, is intended to support all planned configurations of the Boeing Delta IV and Lockheed Martin Atlas V launch vehicle systems. In fiscal years 2003, 2002 and 2001, expenditures for this expansion were approximately $0.5 million, $15.2 million and $9.9 million, respectively. The balance of the project costs were incurred in prior periods.

Astrotech also has contract agreements in place with Sea Launch Company, LLC to provide payload processing and facilities operations support for the Sea Launch Program at the Home Port facility in Long Beach, California, and with Orbital Sciences Corporation to support the processing of Pegasus and Taurus launches from both its Florida and Vandenberg AFB facilities.

Astrotech secured a contract with NASA in April 2003 to provide payload processing support for the NASA MESSENGER and DEEP Impact spacecraft at its Florida and Vandenberg AFB facilities, during fiscal years 2004 and 2005, respectively. This represents the first of several new business opportunities being pursued by Astrotech in support of government payloads for both NASA and the U.S. Air Force.

Space Media
On April 11, 2000, SPACEHAB announced the formation of SMI, a majority-owned subsidiary intended to create proprietary space-themed content for education and commerce. In fiscal year 2000, SMI acquired The Space Store, an online retail operation, anticipating that e-commerce could become an integral part of its Internet business. The Space Store currently offers space-related products through its website, www.spacestore.com, and a retail facility in Houston, Texas, near NASA's Johnson Space Center. In fiscal year 2001, SMI's focus was to develop content for STARS Academy(TM) and to pursue corporate promotion and advertising opportunities. STARS Academy is a global education program offering students opportunities to learn about and even participate in research aboard NASA's Shuttle and the ISS. As part of Space Media, the STARS Program launched six student-designed experiments for schools in Australia, China, Israel, Japan, Liechtenstein and the United States on Space Shuttle mission STS-107 in January 2003. In fiscal year 2002, due to limited funding opportunities in the education industry and a struggling Internet content market, SMI reduced staffing and ended its marketing program for the STARS Program and is currently focused solely on The Space Store.

Other Operations
SPACEHAB's Strategic Programs segment is responsible for new initiatives intended to build on the Company's expertise, expand existing markets and develop new markets. This segment is responsible for developing innovative, affordable, "no-box" solutions to complex customer problems identified within the space industry. As of March 2003, Strategic Programs have been absorbed into other segments of the Company.

In fiscal year 2000, SPACEHAB began design and construction of a commercial space station habitat module, in partnership with RSC Energia of Korolev, Russia. Named Enterprise(TM), this multipurpose module is intended to be attached to the ISS and could provide space station users habitation space, stowage space, communications, power and other utilities, and laboratory facilities for long-duration research. The module would provide NASA with the ability to support a full six-person crew on board the ISS. The Company also provided NASA with an alternate proposal, utilizing the core Enterprise asset base/technology in constructing a cargo module. In evaluating the Company's investment in Enterprise in June 2003, the Company identified significant uncertainties in new human space flight programs. While the Company believes the service offered is a valuable service and is actively marketing this service to NASA, the Company ceased funding development and was unable to determine if or when this investment would be recovered. Therefore, the Company wrote down its full investment of $8.2 million in Enterprise as of June 30, 2003.

SPACEHAB initiated development of the Docking Double Module ("DDM") during the second half of fiscal year 1999. DDM was conceived for the purpose of enabling Columbia, the oldest and heaviest orbiter in NASA's Shuttle fleet, to support ISS resupply operations. The DDM eliminates the need for the orbiter docking module and ancillary attachment hardware by allowing orbiters to dock directly to the roof of the Spacehab module. The DDM could increase orbiter payload capacity and the orbiters' capability to "reboost" or restore the desired orbit of the ISS. The DDM utilizes the design of the existing SPACEHAB modules, but provides for a reinforced "roof" to allow direct docking to the ISS. In June 2003, the Company wrote down a portion of its investment in the DDM due to uncertainties in human space flight programs. The remaining costs, consisting of module materials, were reclassified to flight assets and will be depreciated over their remaining useful lives.

The Company decided to discontinue marketing and funding the development of the SPACEHAB Universal Communications System ("SHUCS") and wrote down its investment in SHUCS in June 2003.

In 1998 SPACEHAB entered into a joint venture agreement with Guigne Technologies Ltd. of Canada to build SpaceDRUMS(TM) -- Dynamically Responding Ultrasonic Matrix Systems -- a space-based facility using acoustic energy to position samples for containerless processing. The Company's interest in the joint venture was converted to an equity interest in Guigne Inc., the parent Company of Guigne Technologies Ltd., effective January 1, 2000. The SpaceDRUMS facility is complete and scheduled for launch to the ISS on Space Shuttle mission STS-114. SpaceDRUMS will be installed in the U.S. space station laboratory module Destiny as a permanent facility. It is designed to operate on the ISS for five years, supporting space-based research experiments for NASA and commercial customers.

Industry Overview
-----------------

The U.S. aerospace industry generated $148 billion in sales in calendar year 2002, the Aerospace Industries Association of America ("AIA") reports, down 3.2% over $153 billion in 2001. AIA projects that sales will decline to $138 billion in calendar year 2003. NASA and other federal agencies (excluding the Department of Defense) will decrease space spending by $764 million to $15 billion in 2003. In the commercial satellite industry, sales were strong through the mid-1990s and peaked in 2000, followed by a slow down in 2001, according to Euroconsult. The satellite market is expected to resume its growth, however, by 2004.

With an annual budget of $15 billion, NASA is responsible for the U.S. civilian space program. Approximately 77% of SPACEHAB's fiscal year 2003 revenues came from contracts with NASA and other government agencies. The agency's Space Shuttle system and the ISS are the backbone of the U.S. Space program, and human space flight programs account for almost half of the space agency's fiscal year 2002 budget. SPACEHAB plays a key role in the Space Shuttle and ISS programs, providing its fleet of modules and carriers along with expertise in payload integration, flight crew systems development and space station configuration management to NASA, other U.S. and foreign government agencies, universities, and businesses. SPACEHAB anticipates that demand for its modules and carriers to support space-based research, space-station resupply and other flight requirements will grow throughout ISS assembly and operations. Currently, the Space Shuttle fleet is temporarily grounded pending resolution of the investigation into the STS-107 Columbia orbiter disaster. Based on public statements made by NASA subsequent to the year ended June 30, 2003, the Company believes the Shuttle will return to flight however that return is expected to be no earlier that March 2004.

The U.S. space program is focused on advancing scientific research, establishing a permanent human presence in space, developing new technologies that contribute to economic growth and security and fostering improved international relations through peaceful cooperation in space with Europe, Japan, Russia and other nations.

SPACEHAB is focused on two markets within the U.S. Space program: space support services such as space station logistics and resupply, and microgravity and space life sciences research, and ground operations and payload processing. The microgravity environment of space provides a unique opportunity to study physical, chemical, and biological processes without the influence of gravity. Demand for access to a microgravity environment can be divided into two broad categories: scientific research and commercial applications. Customers for SFS supporting space-based research and development aboard the Space Shuttle and the ISS include NASA, other government agencies, academic institutions, and private companies. SPACEHAB provides single and double modules outfitted for laboratory research as well as unpressurized cargo carriers equipped to carry research projects and other payloads that do not require crew tending.

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

NASA is reviewing ISS planning and spending in order to determine how to proceed toward completion of the project. The agency is expected to complete its plan for return to flight in early 2004, and then revise its long term plan with the International Partners no earlier than January 2004. Because the ISS is expected to achieve the "core complete" configuration in approximately two years, the emphasis of the ISS program is transitioning from assembly to operations and utilization. In order to prepare for this new emphasis, the ISS program office has announced its intent to consolidate its current contracts into five to eight new contracts designed to optimize performance in operations and utilization. Under the current plan these contracts will be awarded beginning in October 2003. SPACEHAB's core competencies directly support at least three of these consolidated contracts. The Company submitted proposals for these three contracts in June and July 2003.

Competition
-----------

SPACEHAB provides research, logistics, infrastructure and payload processing services to NASA and other users of the Space Shuttle, ISS, and ELV's. In April 1998, NASA terminated the government-owned and operated Spacelab program, which provided laboratory modules for Shuttle missions. SPACEHAB developed the RDM, a commercial successor to Spacelab, under contract with Boeing (formerly McDonnell Douglas Aerospace). SPACEHAB believed that the RDM would significantly outperform Spacelab in technology, functionality and cost-effectiveness; however, the RDM was lost in the Columbia orbiter accident in February 2003. SPACEHAB's remaining modules are optimized for logistics, but also provide significant laboratory capability for Shuttle missions. SFS is continuing operations, supporting three of the next five Space Shuttle missions.

Boeing is NASA's prime contractor for the ISS, and United Space Alliance ("USA"), a joint Boeing-Lockheed Martin initiative, is NASA's prime contractor for Space Shuttle operations. SPACEHAB routinely collaborates with Boeing and USA on Shuttle and ISS support activities.

SPACEHAB maintains a strategic partnership with EADS. In August 1999, EADS executed a SPACEHAB stock purchase that made it the largest single shareholder in the Company. EADS also takes part in joint programs with SPACEHAB. The Company's strategic relationships with Mitsubishi Corporation and Energia provide additional opportunities for teaming and partnerships that management believes will enable the Company to compete for greater market share.

SPACEHAB's SGS subsidiary competes with companies that provide operations support, configuration management, and engineering and fabrication services to NASA. These competitors include Boeing, Lockheed Martin, USA, Barrios Technologies Inc., Hernandez Engineering Inc., Cimarron and Oceaneering Space Systems.

SPACEHAB's Astrotech subsidiary company-owned payload processing facilities are located in Florida and California. At present, Astrotech's U.S. competition is limited to the California launch site at Vandenberg Air Force Base ("VAFB") where Spaceport Systems International ("SSI") is located. SSI acquired surplus U.S. Air Force ("USAF") facilities through a lease agreement with USAF at VAFB before Astrotech established its facilities there. SSI does not have payload processing facilities in Florida, where the majority of U.S. commercial satellite launches occur.

SMI has no known direct competitors within the space product online retail business sector.

Dependence on a Single Customer
-------------------------------

Approximately $72.9 million or 77% of SPACEHAB's revenue in fiscal year 2003 was generated by four NASA contracts - SFS's Research and Logistics Mission Support ("REALMS"), SGS's Flight Crew Systems Development ("FCSD"), International Space Station Configuration Management ("ISS CM"), and Stowage Engineering and Decal ("SEDC") contracts.

A significant portion of the Company's revenue is currently generated from contracts with NASA that, similar to contracts with other agencies of the U.S. government, contain provisions pursuant to which NASA may terminate the contract "for convenience." The Company's contracts with NASA depend upon the agency's receipt of adequate annual appropriations from the U.S. Congress. Failure to receive adequate funds could prompt NASA to terminate its contracts with SPACEHAB "for convenience." For the government's fiscal year ended September 30, 2003, Congress appropriated $15.0 billion for NASA, including $1.5 billion for the ISS. There is no assurance that future funding will be adequate for NASA to complete all of its initiatives including those relating to contracts with SPACEHAB. In calendar year 2002, issues facing NASA have included an ISS funding shortfall that has prompted the agency to defer commitment to completion of the ISS beyond a "core complete" state and Space Shuttle flight delays due to the discovery of flaws in engine parts. In February 2003, the crash of the Columbia orbiter and the subsequent investigation of the crash have temporarily delayed launches of the entire NASA shuttle fleet. SPACEHAB anticipates that a portion of future revenue will be derived from contracts with entities other than agencies of the U.S. government that will not be subject to federal contract regulations such as termination "for convenience" or government funding restrictions.

Management believes that NASA, as well as future Space Shuttle and ISS programs will continue to be funded and supported by the U.S. Government. Furthermore, management believes that it is highly unlikely that any decision to discontinue these programs would be made during the next twelve months. However, the Company is subject to risks and uncertainties, including but not limited to, whether the Company will fully realize the economic benefits under its NASA and other customer contracts, the utilization of new commercial space assets, continued deployment of the ISS technological difficulties, product demand and market acceptance risks, the effect of economic conditions, uncertainty in government funding, the impact of competition and delays and uncertainties in future Space Shuttle and ISS programs, and resolution of the Company's indemnification claim with NASA arising from the loss of the Columbia orbiter and its crew during the STS-107 mission.

While the Astrotech, SFS and SGS contracts with commercial customers provide additional revenue, SPACEHAB anticipates that contracts with NASA will continue to account for a significant amount of the Company's revenue over the next several years. There are no assurances that NASA will require SPACEHAB's services in the future. A failure to execute new contracts with NASA would have a material adverse effect on the Company's financial condition and results of operations. SPACEHAB continues to work on diversifying its customer base to include private companies.

Backlog
-------

As of June 30, 2003, and June 30, 2002, the Company's contract backlog was approximately $169.6 million and $211.5 million, respectively, of which $100.3 million and $116.9 million, respectively, represented U.S. government backlog and $69.3 million and $94.0 million, respectively, represented non-U.S. government contracts.

Contract History
----------------

SPACEHAB's initial business strategy focused on anticipating customer requirements, investing capital to develop space-flight assets, contracting with established aerospace companies for engineering and asset production, and retaining ownership of these assets. This strategy enabled SPACEHAB to obtain three significant space flight-services contracts with NASA to date: a $184.2 million Commercial Middeck Augmentation Module ("CMAM") contract for five missions, a $91.5 million contract for four missions and three option missions (all of which were exercised) to the Russian space station Mir, and a $241.5 million REALMS contract initially for four missions with pricing for six mission configurations. SPACEHAB continues to operate under the REALMS contract, which provides an opportunity for the Company to sell services to commercial customers as well as to NASA on any mission at NASA's discretion. Contracts with commercial customers on STS-95, STS-101, STS-107 and STS-123 account for approximately $37.8 million in revenue.

The REALMS contract, signed in December 1997 and amended in October 1999, requires SPACEHAB to provide single and double modules and unpressurized ICCs to support research payloads and outfitting of the ISS. Four logistics missions and two research missions have been flown under the REALMS contract. REALMS missions under contract but not yet launched include: STS-112, research, launch date to be determined; STS-116, logistics, launch date to be determined; and STS-118, logistics, launch date to be determined. SPACEHAB is in negotiations with NASA on an equitable adjustment for delays in launching missions STS-116 and STS-118 due to the Columbia accident. The equitable adjustment is a cost based contract price adjustment to cover the period until the Shuttle returns to flight.

Additionally, SPACEHAB sells ICC services to The Boeing Company under the $19.9 million Unpressurized Payloads Accommodation Services (UPAS) contract. The UPAS contract, signed in November 1999 and amended in November 2000, requires SPACEHAB to provide unpressurized ICCs to support outfitting of the ISS. The STS-102 mission was flown under UPAS in March 2001. The STS-114 mission is currently under the UPAS contract and is scheduled to be flown no earlier than March 2004. SPACEHAB is in negotiations with Boeing on an equitable adjustment for delays in launching mission STS-114 due to the Columbia accident. The equitable adjustment is a cost based contract price adjustment to cover the period until the Shuttle returns to flight.

Revenue recognized under the REALMS contract and contracts with commercial customers for fiscal year 2003, 2002 and 2001 is $46.8 million, $51.4 million and $45.0 million, respectively.

SGS historically has operated primarily under the FCSD contract, a multi-task cost-plus award and incentive-fee contract. NASA exercised a series of extensions on the contract to extend the performance period of the contract to December 2002. The revised total value of the contract as of April 30, 2003 was $399.1 million. NASA opened elements of this contract for recompete for calendar year 2003. SGS competed to continue performing this work, but was notified in February 2003 that their recompete bid was not accepted. Contract work was transitioned to the successful bidder in April 2003. Two NASA contracts have a period of performance through December 2003, Crew Services and ISS Configuration Management. SGS also provides stowage integration services and designs and fabricates space flight hardware, such as crew equipment and crew quarters habitability outfitting. SGS is responsible for configuration management support to the ISS program under a contract won in a competitive bid in 2001. For fiscal years 2003, 2002 and 2001, SGS recognized revenue of $34.7million, $40.8 million and $53.5 million, respectively.

In fiscal year 2002, Astrotech completed a major facility expansion at its Florida site at a cost of approximately $31 million, building a new Spacecraft Processing Facility to support projected higher launch rates and larger sized payloads and payload fairings associated with the Boeing Delta IV and Lockheed Martin Atlas V launch vehicle system. In August 2001, Astrotech completed a $20 million financing of the expansion project. The new SPF, dedicated in October 2001, is intended to support all planned configurations of the Delta IV and Atlas V.

In fiscal year 2000, SPACEHAB's Astrotech subsidiary completed negotiations of long-term extensions to payload processing contracts with its two largest customers, Boeing and Lockheed Martin. The total revenue under these contracts is approximately $85 million. Astrotech also has payload processing contracts in place with Sea Launch Company, LLC and Orbital Sciences Corporation. Astrotech has successfully supported the processing of over 200 satellites since the beginning operations in 1985 and continues to be recognized as the industry leader in commercial satellite processing. For fiscal years 2003, 2002 and 2001, Astrotech recognized revenues of $12.4 million, $9.9 million and $6.2 million, respectively.

Research and Development
------------------------

SPACEHAB incurred $0.1 million, $0.4 million and $0.4 million in research and development expenditures during fiscal years 2003, 2002 and 2001, respectively. The Company spent $0.1 million in 2003 on miscellaneous research & development projects, including the Next Generation Cargo Service.

Approximately $0.2 million of the Company's research and development expenditures for fiscal year 2002 was spent on development of the Enterprise module. The remainder of $0.2 million was spent on miscellaneous research and development projects in 2002.

Approximately $0.1 million of the Company's research and development expenditures for fiscal year 2001 was spent completing development of Astrotech's Oriole sounding rocket program, and $0.2 million was spent on development of a Lightweight Tunnel to replace and improve upon the pressurized tunnel that NASA now uses to connect the Space Shuttle middeck to SPACEHAB modules in the Shuttle's cargo bay. The remainder of $0.1 million was spent on miscellaneous research and development projects.

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

Employees
---------

As of June 30, 2003, the Company and its wholly owned subsidiaries employed 258 regular full-time employees, 146 are employed by SGS, 78 are employed by SPACEHAB, 28 are employed by Astrotech, and 6 are employed by SMI. Of these employees, approximately 17% hold advanced degrees, including 2 individuals who hold doctorate degrees. Additionally, a significant number of the Company's employees have experience in both the space industry and/or governmental space agencies, with a special expertise in commercial space and human space flight. None of the Company's employees are covered by collective bargaining agreements. Underlying all of SPACEHAB's efforts has been the dedication and skill of its personnel. The Company believes that the dedication of its employees is critical to its success and that its relations with its employees are excellent.

Item 2.  Properties.

The Company and its wholly owned subsidiaries, Astrotech, SGS, and SMI, currently occupy 10 locations. The corporate headquarters which had been located at 300 D Street SW, Suite 814, Washington, DC 20024 was re-designated at 12130 State Highway 3, Webster, Texas 77598 in fiscal year 2002. The term of the present lease for the D Street space expires on December 16, 2007. As of June 30, 2002, the Company sublet the entire D Street space through the end of the term of the Company's lease. The Company is currently leasing space at 601 13/th/ Street N.W., Suite 900 South, Washington, DC 20005. The space consists of 5,920 square feet and the lease expires May 2006. There are 8 employees in Washington, DC.

SPACEHAB has 92 employees encompassing executive management, sales and marketing. SFS and SGS employees are located at 12130 State Highway 3, Webster, Texas 77598. The facility consists of 90,867 square feet of office and manufacturing space located near the Johnson Space Center. The lease expires on March 15, 2006.

The Company's Flight Services payload processing facility, housing a 4-person SPACEHAB operations team plus subcontractor ground operations teams of approximately 35 persons, is located near the Kennedy Space Center in Cape Canaveral, Florida. The facility is contained in an approximately 58,000 square foot plant. The Company owns the building that houses the payload processing facility but leases the land upon which it is constructed. The payload processing facility has a clean room work area of approximately 24,000 square feet. This work area is designed to accommodate the SPACEHAB Single and Double Modules, as well as the unpressurized flight assets. This area includes 11 secure experiment/payload integration and work areas ranging in size from 300 square feet to 1,000 square feet each. In addition, the facility provides office space, stock rooms, storage areas, a machine shop, an electrical shop, conference rooms, and other miscellaneous accommodations. In July 1997, the Company negotiated an agreement with the Canaveral Port Authority for the lease of the land. The term of the lease is for a forty-three year period commencing August 28, 1997. Upon expiration of the land lease, all improvements on the property revert at no cost to the lessor.

SFS occupies 23,000 square feet of office space located at 6000 Technology Drive in Huntsville, Alabama housing the Company's subcontractor personnel. The lease expires on September 30, 2004.

Astrotech occupies two company-owned locations. Astrotech's headquarters and Florida operations team, consisting of 18 personnel, are located in a nine-building complex at 1515 Chaffee Drive, Titusville, Florida 32780. This 140,000 square foot facility supports non-hazardous and hazardous flight hardware processing, payload storage and customer offices. The construction of the new 50,000 square foot Spacecraft Processing Facility was completed in

March 2002. These buildings presently occupy one-third of the 62-acre property owned by Astrotech, with one-third available for expansion and the remaining one-third reserved for hazardous facility safety clearances.

Astrotech has a 2-person technical staff located on Vandenberg Air Force Base in Santa Barbara County, California. Astrotech presently leases a 60-acre site on the Base and owns four buildings comprising 18,800 square feet, dedicated to the same functions provided at the Florida facility. The term of the present land lease expires on July 13, 2013, with provisions to extend the lease at the request of the lessee and the concurrence of the lessor. Upon final expiration of the land lease, all improvements on the property revert, at the lessor's option, to the lessor at no cost.

Additionally, Astrotech has eight employees who are housed at the Sea Launch Home Port facility in Long Beach, California provided per the provisions of the Astrotech contract with Sea Launch Company, LLC.

SGS occupies two additional locations. One is located at 555 Forge River Road, Suite 150, Webster, Texas 77058. The office space houses 17 employees within a 31,114 square foot facility. This office lease expired on June 28, 2003 and was extended on a monthly basis through August 31, 2003 when the operations were consolidated into the facility at 12130 State Highway 3, Webster, Texas. SGS also occupies approximately 9,826 square feet of space at 18100 Upper Bay Road, Houston, TX 77058 that houses a 26-person engineering and laboratory team. The lease expires on December 31, 2003.

Additionally, SGS has 77 employees who are housed at various government facilities within the Houston area.

SMI, The Space Store, has 6 employees and occupies approximately 2,450 square feet of space located at 1400 NASA Road One, Suite D, Houston, Texas 77058. The lease expires in March 2008.

The Company believes that its current facilities and equipment are generally well maintained and in good condition and are adequate for its present and foreseeable needs.

Item 3.  Legal Proceedings.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended June 30, 2003.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's common stock (the "Common Stock") trades on the NASDAQ National Market System under the symbol "SPAB". The Common Stock has been publicly traded since December 22, 1995, the date of the closing of the Company's initial public offering. The quarterly high and low closing stock prices for fiscal years 2003 and 2002 are as follows:

Fiscal 2003                  High        Low
------------------------   --------    --------
   First Quarter           $  1.050    $  0.600
   Second Quarter          $  1.010    $  0.660
   Third Quarter           $  1.040    $  0.690
   Fourth Quarter          $  1.130    $  0.880

Fiscal 2002                  High        Low
------------------------   --------    --------
   First Quarter           $  2.600    $  1.370
   Second Quarter          $  1.660    $  0.600
   Third Quarter           $  1.839    $  0.730
   Fourth Quarter          $  1.650    $  1.000

The Company has never paid cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of its business and, therefore, the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

The Company has authorized 30,000,000 shares of Common Stock. At June 30, 2003, 12,374,979 shares of Common Stock were outstanding. The Company had approximately 2,696 shareholders of record and beneficial holders of its Common Stock on June 30, 2003.

On August 2, 1999, EADS, a related party and a shareholder, purchased an additional $12.0 million equity stake in SPACEHAB representing 1,333,334 shares of Series B Senior Convertible Preferred Stock. Under the agreement, EADS, a related party, purchased all of SPACEHAB's 975,000 authorized and unissued shares of preferred stock. At the annual stockholders meeting held on October 14, 1999, the shareholders approved the proposal to increase the number of authorized shares of preferred stock to 2,500,000, in order to complete the transaction with EADS allowing them to purchase the additional 358,334 preferred shares. The preferred stock purchase increased EADS's investment interest in SPACEHAB to approximately 11.5%. The Series B Senior Convertible Preferred Stock is: convertible at the holders' option on the basis of one share of preferred stock for one share of common stock, entitled to vote on an "as converted" basis the equivalent number of shares of common stock and has preference in liquidation, dissolution or winding up of $9.00 per preferred share. No dividends are payable on the convertible preferred shares.

On March 25, 2003 the Board of Directors authorized the Company to repurchase up to $1.0 million of the Company's outstanding common stock at market prices. Any purchases under the Company's stock repurchase program may be made from time-to-time, in the open market, through block trades or otherwise in accordance with applicable regulations of the Securities and Exchange Commission. As of June 30, 2003, the Company had repurchased 109,800 shares at a cost of $111,495. The Company will continue to evaluate the stock repurchase program and the funds authorized for the program.

Sales of Unregistered Securities
--------------------------------

During fiscal year 2003, the Company did not issue any unregistered securities.

Item 6.  Selected Financial Data.

The selected financial data presented below are derived from the audited consolidated financial statements of SPACEHAB. This selected financial information should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this report.

                                          Year Ended      Year Ended      Year Ended       Year Ended       Year Ended
                                           June 30         June 30          June 30         June 30          June 30
                                         -----------------------------------------------------------------------------
                                             1999            2000            2001             2002            2003
                                         -----------------------------------------------------------------------------
                                                              (in thousands, except per share data)
Statement of Operations Data:
   Revenue                               $    107,720/1/ $    105,708    $    105,254     $    102,773    $     94,963
   Costs of revenue                            89,283          87,931          92,243           81,767          78,791
                                         -----------------------------------------------------------------------------
   Gross profit                                18,437          17,777          13,011           21,006          16,172
   Selling, general and
    administrative expenses                    14,599          17,832/3/       21,796           18,737          13,098
   Loss of Research Double Module                  --              --              --               --          50,268
   Goodwill impairment                             --              --              --               --          11,925
   Asset impairment charge                         --              --              --               --          16,143
   Loss on subleases                               --              --              --              770/6/           --
   Research and development expenses            3,636           2,440/4/          393              383             118
                                         -----------------------------------------------------------------------------
   Income (loss) from operations                  202          (2,495)         (9,178)           1,116         (75,380)
   Interest expense, net of
    capitalized amounts and interest
    and other income                            4,905           3,773           4,804            5,533           7,252
   Net loss                                    (2,589)         (3,844)        (12,785)/5/       (2,367)        (81,775)
   Net loss per common share - basic
    and diluted                          ($      0.23)   ($      0.34)   ($      1.12)    ($      0.20)   ($      6.66)
   Shares used in computing net
    loss per common share - basic and
    diluted                                    11,185          11,273          11,400           11,884          12,285
   Other Data:
   Cash provided by (used in)
    operations                           ($     6,331)   $      1,424    $     17,124     $      8,592    $     19,780/7/
   Total investing activities                  58,619/2/       29,794          23,076           13,716          14,630
   Balance Sheet Data (at period end):
   Working capital (deficiency)          $     12,374    ($     1,601)   ($    41,424)    ($    22,022)   ($     4,750)
   Total assets                               204,346         225,109         222,477          220,826         121,356
   Long-term debt, excluding current
    portion                                    78,810          75,901          64,589           82,416          78,110
   Stockholders' equity                        94,165         102,702          90,356           87,670           5,090

<F1>
/1/ Includes revenues of $58.4 million generated by JE subsequent to its acquisition on July 1, 1998.
<F2>
/2/ Includes $24.7 million of consideration for the purchase of JE and a $1.4 million investment in a joint venture.
<F3>
/3/ Includes approximately $1.8 million of expenses associated with the startup of SMI.
<F4>
/4/ Includes approximately $0.5 million of expenses associated the Enterprise module.
<F5>
/5/ Includes approximately $3.3 million of non-cash expense to record a full valuation allowance on the Company's deferred tax asset.
<F6>
/6/ Includes approximately $0.8 million of non-cash expenses related to subleasing of excess facilities.
<F7>
/7/ Includes approximately $17.7 million of insurance proceeds related to the loss of the RDM.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SPACEHAB, Incorporated ("SPACEHAB" or "the Company") was incorporated in 1984 to commercially develop space habitat modules to operate in the cargo bay of U.S. National Aeronautics and Space Administration's ("NASA") Space Shuttles. SPACEHAB Flight Service ("SFS"), along with SPACEHAB Government Services ("SGS"), Astrotech Space Operations, Inc. ("Astrotech") and Space Media, Inc. ("SMI") subsidiaries define the Company.

SPACEHAB Flight Services generates revenue by providing a turnkey service that includes access to the modules and unpressurized cargo carriers and integration and operations support to scientists and researchers responsible for the experiments and/or logistics supplies for module missions aboard the Space Shuttle. Revenue generated under the Research and Logistics Mission Support ("REALMS") Contract, and under new contract awards for which the capability to successfully estimate costs and complete the contract can be demonstrated at contract inception, is recognized under the percentage-of-completion method and is being reported based on costs incurred over the period of the contract.

SGS primarily operated under the Flight Crew System Development ("FCSD") Contract which was a $399.1 million multi-task cost-plus award and incentive-fee contract. The contract commenced in May 1993 and concluded in April 2003. Portions of the contract were under recompete and those portions were awarded to another bidder and transitioned to that successful bidder in April 2003. Two of the original seven FCSD tasks remain under new contracts with SGS. SGS has bid on a number of International Space Station ("ISS") contracts that are expected to be awarded in October 2003. SGS performs services under a cost-plus award and incentive-fee contracts directed by NASA.

Astrotech revenue is generated from various multi-year, fixed-price contracts with launch service providers. The services and facilities Astrotech provides to its customers support the final assembly, checkout and countdown functions associated with preparing a satellite for launch. This preparation includes: the final assembly and checkout of the satellite, check-out and installation of the solid rocket motors, loading of the liquid propellants, encapsulation of the satellite in the launch vehicle payload fairings, payload transportation to the launch pad and command and control of the satellite during pre-launch countdown. Under the multi-year contracts for payload processing services with commercial launch vehicle providers, revenue is billed and recognized on a quarterly basis as costs are incurred. Costs incurred by Astrotech are recognized as incurred. The revenue generated from other payload support contracts, such as those with NASA, is recognized ratably over the occupancy period of the satellites in the Astrotech facilities.

On April 11, 2000, SPACEHAB announced the formation of SMI, a wholly-owned subsidiary intended to create proprietary space-themed content for education and commerce. In fiscal year 2000, SMI acquired The Space Store, an online retail operation, anticipating that e-commerce could become an integral part of its Internet business. The Space Store currently offers space-related products through its website, www.spacestore.com, and a retail facility in Houston, Texas, near NASA's Johnson Space Center. In fiscal year 2001, SMI focused on content development and subscription expansion for STARS Academy(TM), corporate promotion and advertising opportunities, and creation of a library of content for redistribution through various media channels. STARS Academy is a global education program offering students opportunities to learn about and even participate in research aboard NASA's Shuttle and the ISS. As part of Space Media, the STARS Program launched six student-designed experiments for schools in Australia, China, Israel, Japan, Liechtenstein and the United States on Space Shuttle mission STS-107 in January 2003.

The Company's revenues for the year ended June 30, 2003 were primarily generated from the REALMS contract and contracts with related commercial customers in its SPACEHAB Flight Services segment with one mission flown in January 2003, and the FCSD contract with SGS. The Company's revenues for the year ended June 30, 2002 were primarily generated from the REALMS contract and contracts with related commercial customers, with one mission flown in August 2001, and the FCSD contract with SGS. The Company's revenues for the year ended June 30, 2001 were primarily generated from the REALMS contract and contracts with related commercial customers, with two missions flown in September 2000 and March 2001, and the FCSD contract with SGS.

Costs of revenue include integration and operations expenses associated with the performance of two types of efforts: (i) sustaining engineering in support of all missions under a contract and (ii) mission specific support. Costs associated with the performance of the contracts using the percentage-of-completion method of revenue recognition are expensed as incurred. Costs associated with the cost-plus award and incentive-fee contracts are expensed as incurred by SGS. Other costs of revenue include depreciation expense and costs associated with the Astrotech payload processing facilities. Flight related insurance covering transportation of the SPACEHAB Modules from SPACEHAB's payload processing facility to the Space Shuttle, in-flight insurance and third-party liability insurance are also included in costs of revenue and are recorded as incurred. Selling, general and administrative and interest and other expenses are recognized when incurred.

Critical Accounting Policies
----------------------------

Revenue Recognition. SPACEHAB's Flight Services business unit's revenue is derived primarily from long-term fixed-price contracts with the U.S. Government and commercial customers. Revenue under these contracts is recognized using the percentage of completion method of accounting. Such revenues are recorded based on the percentage of costs incurred in the applicable reporting period as compared to the most recent estimates of costs to complete each mission. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment. Management bases its estimate on historical experience and on various assumptions that are believed to be reasonable under the circumstances including the negotiation of an equitable adjustment, added to the contract as a pricing amendment, due to the delay in the return to flight. The contract amendment is in accordance with the terms of the REALMS contract. Costs to complete include, when appropriate, material, labor, subcontracting costs, lease costs, commissions, insurance and depreciation. Reviews of the status of contracts are performed by business segment personnel through periodic contract status and performance reviews. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period in which the change in estimate occurs.

Goodwill. In assessing the recoverability of goodwill and other intangibles, the Company must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If and when these circumstances or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. The Company adopted Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets", on July 1, 2002, under which the Company ceased to amortize goodwill and will be required instead to analyze goodwill at least annually for impairment issues. Goodwill impairment tests will be conducted in April of each fiscal year.

Long-Lived Assets. In assessing the recoverability of long-lived assets, fixed assets, assets under construction and intangible assets, the Company evaluates the recoverability of those assets in accordance with the provisions of Statements of Financial Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement requires that certain long-lived fixed assets of the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Results of Operations
---------------------

Fiscal Year Ended June 30, 2003 as Compared to the Fiscal Year Ended June 30,
2002

Revenue. The Company's revenue decreased 8% from last year to approximately $95.0 million for the year ended June 30, 2003, as compared to $102.8 million for the year ended June 30, 2002. For the year ended June 30, 2003, $46.7 million was recognized from the REALMS Contract and related commercial customers, $34.8 million from SGS, $12.4 million from Astrotech, and $1.1 million from SMI. For the year ended June 30, 2002, $51.4 million was recognized from the REALMS Contract and related commercial customers, $40.8 million from SGS, $9.9 million from Astrotech, and $0.7 million from SMI. The decrease in revenue under the REALMS Contract and related commercial customers is attributable to the completion of STS-107, mix of missions under contract and the delay in contracted missions due to the STS-107 accident, which resulted in a decrease in margin due to the impact of the equitable adjustment. The decrease in revenue at SGS is due to the close-out of the FCSD contract completed April 30, 2003. The revenue increased at Astrotech is due to an escalation in several commercial contracts in the year ended June 30, 2003 as compared to the same period last year and additional billings under its long term contracts. Revenue at SMI increased due to higher volume of goods sold, in part STS-107 memorabilia sales at the Space Store.

Costs of Revenue. Costs of revenue for the year ended June 30, 2003 decreased slightly to approximately $78.8 million, as compared to $81.8 million for the year ended June 30, 2002. For the year ended June 30, 2003, $35.2 million of costs were for integration and operation costs under the REALMS Contract and related commercial customers, $30.9 million for cost of revenue at SGS, $5.5 million for integration and operations at Astrotech, $0.5 million for SMI, and depreciation of $6.7 million. In contrast, the primary costs of revenue for the year ended June 30, 2002 included $29.8 million of costs for integration and operation costs under the REALMS Contract and related commercial customers, $37.5 million for costs of revenue at SGS, $4.2 million for integration and operations at Astrotech, $0.5 million for costs of revenue at SMI and depreciation of $9.7 million. Costs of revenue increased under REALMS due to the increased work on STS-116, STS-118 and STS-114 missions, partially offset by the close-out of STS-107. Additionally, there was an additional $1.5 million in Integrated Cargo Carrier ("ICC") and Vertical Cargo Carrier ("VCC") lease costs this year compared to the same period last year primarily due to a full year of VCC lease costs in fiscal 2003. Costs decreased at SGS due to the close-out of the FCSD contract and the elimination of the direct work force required to support the contract operations. Costs increased at Astrotech primarily due to increased facilities costs, as a result of its new building in full operation for the entire fiscal year. Costs increased at SMI due to the memorabilia sales increase.

Operating Expenses. Operating expenses increased significantly to approximately $91.6 million for the year ended June 30, 2003, as compared to $19.9 million for the year ended June 30, 2002. Operating expenses include the Research Double Module ("RDM") loss of $50.3 million, goodwill impairment of $11.9 million, and asset impairment of $16.1 million. On February 1, 2003 the Company's RDM was destroyed in the tragic STS-107 accident. The net book value of the RDM was $67.9 million which was partially offset by commercial insurance proceeds of $17.7 million. As a result of the loss of the recompete of the FCSD contract at SFS, during the three months ended March 31, 3003, a goodwill impairment test was performed . The impairment test indicated that the goodwill at SGS was impaired and a $11.9 million impairment charge of goodwill was recorded. Due to the uncertainties in the human space flight programs following the STS-107 accident, the company decided to no longer fund certain work in process flight assets and recorded an impairment charge of $16.1 million. The remaining selling, general and administrative ("SG&A") expenses decreased $5.7 million from the year ended June 30, 2002 due primarily to Company wide cost reduction actions. SMI's expenses decreased $1.0 million associated with the downsizing of the SMI operation during the year ended June 2002. Operating expenses at SPACEHAB were reduced by $0.6 million in compensation and benefits due to staff reductions, $1.6 million in facilities and $0.5 in depreciation and other expenses. Astrotech's operating expenses decreased $0.4 million due to no longer recording amortization of goodwill of $0.2 and reduction of $0.2 million in financing fees that occurred in fiscal year 2002. SGS's operating expenses decreased by $2.6 million due to the closing of the Huntsville operation partially offset by increased bid and proposal expenses on the FCSD and International Space Station ("ISS") contracts. In the year ended June 30, 2002, the Company recognized $0.8 million of expenses for excess facilities that have been sublet.

Research and development costs for the year ended June 30, 2003 as compared to the year ended June 30, 2002 were immaterial at approximately $0.1 million and $0.4 million, respectively.

Interest Expense, Net of Capitalized Interest. Interest expense was approximately $7.2 million and $8.0 million for the years ended June 30, 2003 and June 30, 2002, respectively. The decrease was primarily due to the fact that no interest expense was capitalized in 2003 as compared to $1.3 million of capitalized interest in 2002. In addition, fiscal year 2003 includes a full year of interest on the mortgage loan payable. Interest was capitalized on the in-progress construction of the Company's modules and payload processing facilities in 2002.

Interest and Other Income, Net. Interest and other income for the year ended June 30, 2003 was immaterial and was $1.2 million for the year ended June 30, 2002. The Company recognized a gain of approximately $1.1 million on the sale of the Oriole Sounding Rocket assets during the year ended June 30, 2002. Interest income is earned by the Company through the short-term investment of available funds and was immaterial for fiscal years 2003 and 2002. During fiscal year 2003, the Company invested the proceeds of its commercial insurance policy from the loss of the RDM flight asset.

Net Loss. The net loss for the year ended June 30, 2003 was approximately $81.8 million, or $6.66 per share (basic and fully diluted EPS), on 12,285,467 shares as compared to approximately $2.4 million, or $0.20 per share (basic and fully diluted EPS), on 11,884,309 shares for the year ended June 30, 2002. The net loss for the year ended June 30, 2003 included $78.3 million of non-cash charges relating to the loss of the RDM, goodwill impairment and asset impairment. The net loss for the year ended June 30, 2002 included a non-cash charge of $0.8 million for the loss on excess facilities in Washington, DC and Houston, TX. As of June 30, 2003 the Company had approximately $47.6 million of available net operating loss carryforwards expiring between 2008 and 2023 to offset future regular taxable income.

The effects of inflation and changing prices have not significantly impacted the Company's revenue or income from continuing operations during the years ended June 30, 2003 and 2002.

Fiscal Year Ended June 30, 2002 as Compared to the Fiscal Year Ended June 30,
2001

Revenue. The Company's revenue decreased slightly from last year at approximately $102.8 million for the year ended June 30, 2002, as compared to $105.3 million for the year ended June 30, 2001. For the year ended June 30, 2002, $ 51.4 million was recognized from the REALMS Contract and related commercial customer, $40.8million from SGS, $9.9 million from Astrotech and $0.7 million from SMI. For the year ended June 30, 2001, $45.0 million was recognized from the REALMS Contract and related commercial customers, $53.5 million from SGS, $6.2 million from Astrotech and $0.5 million from SMI. The increase in revenue under the REALMS Contract and related commercial customers is due primarily to an increase in contract value resulting from the extended launch date of STS-107. Revenue at SGS declined primarily due to the deletion of certain tasks under the FCSD contract partially offset by an increase in commercial contract revenue. Astrotech's revenue increase is due primarily to the structure of the multi-year contracts with its two largest customers, Boeing and Lockheed, whereby revenue is billed and recognized on a quarterly basis for cost incurred. SMI's revenue increase is primarily the result of the increased revenue generated by The Space Store.

Costs of Revenue. Costs of revenue for the year ended June 30, 2002 decreased 11% to approximately $81.8 million, as compared to $92.2 million for the year ended June 30, 2001. For the year ended June 30, 2002, $29.8 million of costs were for integration and operation costs under the REALMS contract and related commercial customers, $37.5 million for cost of revenue at SGS, $4.2 million for integration and operations at Astrotech, $0.5 million for SMI and depreciation of $9.7 million. In contrast, the primary costs of revenue for the year ended June 30, 2001, $31.1 million of costs were for integration and operation costs under the REALMS contract and related commercial customers, $49.8 million for cost of revenue at SGS, $4.3 million for integration and operations at Astrotech, $0.4 million for cost of revenue at SMI and depreciation of $6.6 million. Cost of revenue decrease under the REALMS Contract and related commercial customers contracts primarily as the result of the mix of missions flown and cost savings due to launch date extensions. Cost of revenue at SGS decreased primarily due to the deletion of certain tasks under the FCSD contract partially offset by increased costs under its commercial contracts. SGS recognized costs in excess of revenue of $1.0 million for a commercial contract. Cost of revenue remains relatively unchanged at Astrotech. Cost of goods sold at SMI increased primarily due to the increase of sales at The Space Store. Depreciation increased due primarily to the inclusion of a full year of depreciation on the RDM for the year ended June 30, 2002.

Operating Expense. Operating expenses decreased by 10% to approximately $19.9 million for the year ended June 30, 2002, as compared to $22.2 million for the year ended June 30, 2001. Selling, general and administrative ("SG&A") expenses decreased $2.3 million from the year ended June 30, 2001 due primarily to Company wide cost reduction actions. SMI's expenses decreased approximately $3.3 million associated with the downsizing of the SMI operation partially offset by $2.0 million of increased expenses associated with the Company's bid and proposal efforts to win the NASA Microgravity contract. In addition, the Company recognized a loss of $0.8 million for excess facilities that have been sublet. Astrotech's SG&A expenses decreased approximately $0.2 million due to staff and facility cost reductions relative to the sale of the sounding rocket business. SG&A at SPACEHAB was reduced by approximately $0.3 million due to a reduction in depreciation expense for assets that reached the end of their depreciable lives. SG&A expenses at SGS decreased by approximately $1.0 million due primarily to a reduction in facilities costs of $0.3 million, reduction in bid and proposal costs of $0.1 million, reduction in management information expenses of $0.3 million and approximately $0.3 million in other expense categories. SG&A expenses relative to Enterprise decreased approximately $0.2 million.

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

Net Loss. The net loss for the year ended June 30, 2002 was approximately $2.4 million, or $0.20 per share (basic and fully diluted EPS), on 11,884,309 shares as compared to approximately $12.8 million, or $1.12 per share (basic and fully diluted EPS), on 11,400,482 shares for the year ended June 30, 2001. The net loss for the year ended June 30, 2002 included a non-cash charge of $ 0.8 million for the loss on excess facilities in Washington, DC and Houston, TX. The net loss for the year ended June 30, 2001 included a $3.3 million non-cash charge to record a full valuation allowance on the Company's deferred tax asset. Income tax benefit for the year ended June 30, 2001 was ($0.9) milliom. As of June 30, 2002, the Company had approximately $40.7 million of available net operating loss carry-forwards expiring between 2007 and 2021 to offset future regular taxable income.

The effects of inflation and changing prices have not significantly impacted the Company's revenue or income from continuing operations during the years ended June 30, 2002 and 2001.

Liquidity and Capital Resources
-------------------------------

The Company has incurred net losses in the years ended June 30, 2003, 2002 and 2001. The Company's loss in 2003 includes a $50.3 million nonrecurring charge related to the loss of the RDM discussed above, an asset impairment charge of approximately $16.1 million and a goodwill impairment charge of approximately $11.9 million. The Company has historically financed its capital expenditures, research and development and working capital requirements with milestone payments under its various contracts, as well as with proceeds received from private debt and equity offerings and borrowings under credit facilities. During December 1995, SPACEHAB completed an initial public offering of Common Stock (the "Offering"), which provided the Company with net proceeds of approximately $43.5 million.

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

On August 9, 2000, the Company entered into a $15 million revolving credit facility with a financial institution, which provided a working capital line of credit with a letter of credit sub-limit of $10.0 million (the "New Credit Facility"). This New Credit Facility replaced the $10 million Revolving Line of Credit. Certain assets of the Company collateralize the New Credit Facility. The term of the new agreement was through August 2003. In conjunction with the Astrotech financing, discussed below, of its Satellite Processing Facility in Titusville, Florida in August 2001, the terms of the New Credit Facility were amended. Space Media, Inc. is no longer a party to the New Credit Facility and the maximum amount allowable to be drawn under the New Credit Facility was reduced to $3.0 million in May 2002. Effective December 31, 2001, the New Credit Facility was further amended. Certain collateral was released by the financial institution and the maximum amount allowable to be drawn under the New Credit Facility was to be reduced each month beginning January 1, 2002 through July 1, 2002. On July 31, 2002, the New Credit Facility was repaid and expired.

On August 29, 2002 the Company entered into a $5.0 million line of credit with a new financial institution. This credit facility replaces the New Credit Facility. The term of this new credit facility is through June 2005. As of June 30, 2003, no amounts were drawn on this line of credit. For the year ended June 30, 2003, the Company obtained waivers for the covenant compliance of the new credit facility. Covenants include, but are not limited to, leverage ratio, tangible capital funds and liquidity ratio. The covenants were revised to eliminate certain covenants and to include a liquidity ratio and a limited pledge of $5.6 million of the Company's investment account.

In July 1997, Astrotech obtained a five-year term loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB, and provides for loans of up to $15.0 million for general corporate purposes and equipment financing. In conjunction with the Astrotech financing of its satellite processing facility in Titusville, Florida in August 2001, $3.1 million of the Term Loan Agreement was repaid. As of June 30, 2003, the Term Loan Agreement was repaid in full.

On November 15, 2001 the Company entered into an agreement with Alenia Spazio S.P.A. ("Alenia") to restructure the terms of its $11.9 million debt. The terms of the restructure provide for a $3.0 million payment of principal and interest on December 31, 2001 and quarterly amortization of the remaining principal beginning March 2002 through December 2003. In addition, the interest rate was reduced to 8% effective January 1, 2002. The outstanding balance is $2.0 million as of June 30, 2003.

On August 2, 1999, EADS GmbH ("EADS"), a related party and shareholder, purchased an additional $12.0 million equity stake in SPACEHAB representing 1,333,334 shares of Series B Senior Convertible Preferred Stock. Under the agreement, EADS purchased all of SPACEHAB's 975,000 authorized and unissued shares of preferred stock. At the annual stockholders meeting held on October 14, 1999, the shareholders approved the proposal to increase the number of authorized shares of preferred stock to 2,500,000, in order to complete the transaction with EADS allowing them to purchase the additional 358,334 preferred shares. The preferred stock purchase increased EADS's investment voting interest in SPACEHAB to approximately 11.5%. The Series B Senior Convertible Preferred Stock is: convertible at the holders' option on the basis of one share of preferred stock for one share of common stock, entitled to vote on an "as converted" basis the equivalent number of shares of common stock and has preference in liquidation, dissolution or winding up of $9.00 per preferred share. No dividends are payable on the convertible preferred shares.

Cash Flows From Operating Activities. Cash provided by operations for the years ended June 30, 2003, 2002, and 2001 was $19.8 million, $8.6 million and $17.1 million, respectively. For the year ended June 30, 2003, the significant items affecting cash provided by operating activities, other than the net loss, were primarily the result of $78.3 million of non-cash charges for the loss of the RDM, asset impairment and goodwill impairment. In addition the Company received $17.7 million of commercial insurance proceeds related to the loss of the RDM. Depreciation and amortization was approximately $9.4 million for the period ended June 30, 2003. Deferred revenue decreased $8.9 million for three missions under contract, STS-116, STS-118 and STS-114. For the year ended June 30, 2002, the significant items affecting cash provided by operating activities, other than the net loss, were primarily the result of depreciation and amortization of $13.4 million, a non-cash charge of approximately $0.8 million to record a loss on subletting two facilities, a decrease in accounts payable of $6.1 million and a decrease in accounts receivable of $4.2 million. For the year ended June 30, 2001, the significant items affecting cash provided by operating activities, other than the net loss, were primarily the result of deprecation and amortization of $10.6 million, a non-cash charge of approximately $3.3 million to record a full valuation allowance against the Company's deferred tax asset, an increase in deferred revenue of $11.0 million, primarily related to equitable adjustment payments for STS-107, and a decrease in accounts receivable of $8.4 million.

Cash Flows Used in Investing Activities. For the years ended June 30, 2003, 2002, and 2001, cash flows used in investing activities were $14.6 million, $13.2 million and $23.1 million, respectively. During the year ended June 30, 2003, the primary change in the cash used in investing activities was due to the increase in the Company's investments of $14.0 million primarily as the result of the commercial insurance received for the loss of the RDM. The Company's expenditures for flight assets under construction were minimal. Approximately $1.3 million was spent for buildings under construction and equipment, primarily for the expansion of Astrotech's payload processing facilities in Titusville, Florida. The remainder of capital expenditures was for flight assets. During the year ended June 30, 2002, the Company's expenditures for flight assets under construction relate primarily to the completion of the VCC for sale to EADS, adapter plates for unpressurized ICC and VCC missions and for additional development work on the Enterprise module. Approximately, $15.4 million was spent for buildings under construction and equipment, primarily for the expansion of Astrotech's payload processing facilities in Titusville, Florida. The Company received $4.4 million in services payments for the sale of its VCC assets to EADS completing the last phase of its asset sale and received $1.4 million in cash, primarily for the Oriole Sounding Rocket business and the Clear Lake Industries sales. During the year ended June 30, 2001, the Company's expenditures for flight assets under construction relate primarily to the completion of the RDM, which was placed in service in April 2001 and expenditures for the Enterprise module. Approximately, $8.9 million was spent for buildings under construction, primarily for the expansion of Astrotech's payload processing facilities in Titusville, Florida. The Company received $7.6 million in cash for the sale of its ICC assets to EADS.

Cash Flows From Financing Activities. For the years ended June 30, 2003, 2002, and 2001, cash flows (used in) provided by financing activities were $(6.5) million, $7.2 million and ($1.0) million, respectively. During the year ended June 30, 2003 the Company repaid approximately $6.3 million of debt including the New Credit Facility which expired and was repaid in July 2002. During the year ended June 30, 2002 the Company received $20.0 million related to the financing of the Astrotech payload processing facility in Titusville, Florida and repaid approximately $0.9 million of the loan. The Company repaid $4.0 million of the loan payable, $4.0 million of the note payable and repaid in full $0.3 million of the note payable to insurers. In addition the Company repaid $4.6 million of the New Credit Facility and subsequent to the year ended June 30, 2002, repaid the New Credit Facility. During the year ended June 30, 2001, the Company borrowed $2.25 million under the New Credit Facility and repaid $3.6 million of debt.

The Company's liquidity has been constrained over the previous two fiscal years. A significant portion of this constraint arose from funding of new operations and assets in development to support future Company growth, funding a portion of the construction cost of the Astrotech Florida facility and funding of required debt repayments. In addition, the Company was committed to capital investments to complete certain flight assets.

Beginning in the third quarter of fiscal year 2001, management began an aggressive multi-faceted plan to improve the Company's financial position and liquidity. This plan included restructuring and repayment of certain debt obligations.

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

On March 25, 2003 the Board of Directors authorized the Company to repurchase up to $1.0 million of the Company's outstanding common stock at market prices. Any purchases under the Company's stock repurchase program may be made from time-to-time, in the open market, through block trades or otherwise in accordance with applicable regulations of the Securities and Exchange Commission. As of June 30, 2003, the Company had repurchased 109,800 shares at a cost of $111,495. The Company will continue to evaluate the stock repurchase program and the funds authorized for the program.

The Company was under contract with NASA to support the STS-107 mission on its Columbia orbiter. The mission utilized the Company's RDM flight asset. On February 1, 2003 the RDM was lost in the tragic STS-107 accident. The RDM was partially covered by commercial insurance. During the three months ended March 31, 2003, the Company received $17.7 million from commercial insurers. The Company does not plan on replacing the RDM. The Company has two additional modules available to support the Company's current NASA contracts. The Company has invested the majority of the commercial insurance proceeds in U.S. Treasury securities, Federal sponsored agencies and repurchase agreements collateralized by U.S. Treasury securities in order to safeguard capital and provide ready liquidity. In July 2003 the Company submitted a detailed claim in draft to NASA for recovery of its RDM investment in the amount of $87.0 million. The claim is anticipated to be revised in the first quarter of fiscal year 2004 to incorporate the findings of the Columbia Accident Investigation Board, and upon revision will be refiled with NASA. The Company believes it has a basis for recovery of the loss from NASA but there can be no assurance as to the timing or the amount, if any, to be received from the claim. Upon resolution of the claim, any proceeds from NASA would be recorded in the period in which the claim is resolved.

Management continues to focus its efforts on improving the overall liquidity of the Company through identifying new business opportunities within the areas of the Company's core competencies, reducing operating expenses and limiting cash commitments for future capital investments and new asset development. SPACEHAB Government Services is pursuing significant new contracts to provide service for the International Space Station. In the event that SPACEHAB Government Services is not successful in its effort to secure additional contracts, management would further rightsize the Company's cost structure and evaluate remaining long-lived assets and goodwill. The Company has continued to restrict new capital investment and new asset development, limiting projects to those required to support current contracts and facility maintenance. Additionally, management continues to evaluate operating expenses in an effort to reduce or eliminate costs not required to effectively operate the Company.

The Company's cash and short-term investments are approximately $15.3 million as of June 30, 2003. Management believes that the Company has sufficient liquidity to fund ongoing operations for at least the next fiscal year but may experience a reduction in cash balances during fiscal year 2004 to fund its operating and financing activities. The Company also expects to utilize existing cash and any potential payment from NASA to support strategies for new business initiatives and reduce debt service requirements. However, under certain scenarios the Company could be facing liquidity concerns after the end of fiscal year 2004.

The Company's contractual obligations as of June 30, 2003 are as follows:

Contractual Obligations
(In thousands)                                                                Amounts due by period
                                                           Less than
                                                Total        1 year     1-3 years    4-5 years    Thereafter
                                              --------------------------------------------------------------
Contractual obligations:
-------------------------------------------
   Convertible Notes Payable to Shareholder   $    2,004   $    2,004   $       --   $       --   $       --
   Convertible Subordinated Notes Payable         63,250           --           --           --       63,250
   Mortgage Loan Payable                          17,078        2,218        5,037        2,530        7,293
   Capital lease obligations                         336          269           67           --           --
   Operating lease obligations                    14,182        5,469        4,565        1,205        2,943
                                              --------------------------------------------------------------
                                              $   96,850   $    9,960   $    9,669   $    3,735   $   73,486
                                              ==============================================================

Recent Accounting Pronouncements
--------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The statement eliminates the requirement to amortize costs in excess of net assets acquired (goodwill) under the purchase method of accounting, and sets forth a new methodology for periodically assessing and, if warranted, recording impairment of goodwill. The Company adopted the new rules effective July 1, 2002. As of the year ended June 30, 2003, the Company recorded an impairment write down of approximately $11.9 million on goodwill attributable to its SGS subsidiary. The Company will continue to analyze and assess the impairment provisions of the new statement on an ongoing basis.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations.

Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the disclosure provisions for its financial reports for the fiscal year ended June 30, 2003.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

SPACEHAB's primary exposure to market risk relates to interest rates. SPACEHAB's financial instruments which are subject to interest rate risk principally include the New Credit Facility, the Term Loan Agreement and fixed rate long-term debt. SPACEHAB's long-term debt obligations are generally not callable until maturity. On September 30, 2001 SPACEHAB's Astrotech Space Operations, Inc. subsidiary completed a financing for a building under construction. In conjunction with this financing, a swap agreement was entered into to provide for a fixed rate of interest under the loan commitment beginning January 2002. SPACEHAB does not use any other interest rate swaps or derivative financial instruments to manage its exposure to fluctuations in interest rates are subject to interest rate risk principally include the New Credit Facility, the Term Loan Agreement and fixed rate long-term debt. The value of the swap agreement declined by approximately $0.9 million during the year ended June 30, 2003 due to declines in the market rate of interest. SPACEHAB does not use any other interest rate swaps or derivative financial instruments to manage its exposure to fluctuations in interest rates.

This document may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including (without limitation) the "General" and "Liquidity and Capital Resources". Such statements are subject to certain risks and uncertainties, including those discussed herein, which could cause actual results to differ materially from those projected in the statements. In addition to those risks and uncertainties discussed herein, such risks and uncertainties include, but are not limited to, whether the Company will fully realize the economic benefits under its U.S. National Aeronautics and Space Administration ("NASA") and other customer contracts, the utilization of new commercial space assets, continued deployment of the International Space Station ("ISS"), technological difficulties, product demand and market acceptance risks, the effect of economic conditions, uncertainty in government funding, the impact of competition and delays and uncertainties in future space shuttle and ISS programs, and resolution of the Company's indemnification claim with NASA arising from the loss of the Columbia orbiter and its crew during the STS-107 mission.

ITEM 9A. Controls and Procedures

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Auditors

The Stockholders and Board of Directors
SPACEHAB, Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of SPACEHAB, Incorporated and subsidiaries (the Company) as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPACEHAB, Incorporated and subsidiaries at June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective July 1, 2002.

                                        /s/Ernst & Young LLP


McLean, Virginia
August 20, 2003

SPACEHAB, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
                                                                 June 30,
                                                          ---------------------
Assets                                                      2003        2002
-------------------------------------------------------------------------------
Current assets
   Cash and cash equivalents                              $   1,301   $   2,694
   Short-term investments                                    14,047          --
   Accounts receivable, net                                   6,780      13,802
   Prepaid expenses and other current assets                    343         464
-------------------------------------------------------------------------------
Total current assets                                         22,471      16,960
-------------------------------------------------------------------------------
Property and equipment
   Flight assets                                             63,970     162,166
   Module improvements in progress                              305      19,622
   Payload processing facilities                             46,026      45,367
   Furniture, fixtures, equipment and leasehold
    improvements                                             22,088      23,003
-------------------------------------------------------------------------------
                                                            132,389     250,158
Less accumulated depreciation and amortization              (48,700)    (74,307)
-------------------------------------------------------------------------------
Property and equipment, net                                  83,689     175,851
Goodwill, net                                                 8,274      20,294
Investment in Guigne                                          1,800       1,800
Deferred financing costs, net                                 2,182       2,606
Other assets, net                                             2,940       3,315
-------------------------------------------------------------------------------
Total assets                                              $ 121,356   $ 220,826
===============================================================================
Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------
Current liabilities
   Convertible notes payable to shareholder,
    current portion                                       $   2,004   $   1,827
   Mortgage loan payable, current portion                     2,218       2,039
   Loans payable, current portion                                --         169
   Revolving loan payable                                        --       2,150
   Accounts payable                                           3,231       5,996
   Accounts payable- EADS                                     7,824       2,767
   Accrued expenses                                           4,052       5,586
   Accrued subcontracting services                              522       3,043
   Deferred revenue, current portion                          7,370      15,405
-------------------------------------------------------------------------------
Total current liabilities                                    27,221      38,982
-------------------------------------------------------------------------------
Loans payable                                                    --          49
Accrued contract costs and other                                255         438
Deferred revenue                                              8,734       9,560
Convertible notes payable to shareholder                         --       2,039
Mortgage loan payable                                        16,806      18,088
Convertible subordinated notes payable                       63,250      63,250
-------------------------------------------------------------------------------
Total liabilities                                           116,266     132,406
-------------------------------------------------------------------------------
Minority interest in subsidiary                                  --         750
-------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity
   Preferred stock, no par value, convertible,
    authorized 2,500,000 shares, issued and outstanding
    1,333,334 shares, (liquidation preference of
    $12,000)                                                 11,892      11,892
   Common stock, no par value, authorized 30,000,000
    shares, issued 12,484,779 and 12,154,465 shares,
    respectively                                             83,446      83,204
   Treasury stock, 109,800 shares in 2003                      (111)         --
   Additional paid-in capital                                    16          16
   Accumulated other comprehensive loss                      (1,946)     (1,010)
   Accumulated deficit                                      (88,207)     (6,432)
-------------------------------------------------------------------------------
Total stockholders' equity                                    5,090      87,670
-------------------------------------------------------------------------------
Total liabilities and stockholders' equity                $ 121,356   $ 220,826
===============================================================================
See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands, except share and per share data)
===============================================================================
                                        Year ended    Year ended    Year ended
                                         June 30,      June 30,      June 30,
                                          2003           2002          2001
-------------------------------------------------------------------------------
Revenue                                $     94,963  $    102,773  $    105,254
-------------------------------------------------------------------------------
Costs of revenue                             78,791        81,767        92,243
-------------------------------------------------------------------------------
Gross profit                                 16,172        21,006        13,011
-------------------------------------------------------------------------------
Operating expenses
   Selling, general and
    administrative                           13,098        18,737        21,796
   Loss on subleases                             --           770            --
   Research and development                     118           383           393
   Nonrecurring charge, loss of
    Research Double Module                   50,268            --            --
   Goodwill impairment                       11,925            --            --
   Asset impairment charge                   16,143            --            --
-------------------------------------------------------------------------------
Total operating expenses                     91,552        19,890        22,189
-------------------------------------------------------------------------------
Income (loss) from operations               (75,380)        1,116        (9,178)
Interest expense, net of capitalized
 interest                                    (7,243)       (6,683)       (4,804)
Interest and other income (expense),
 net                                             (9)        1,150           311
-------------------------------------------------------------------------------
Loss before income taxes                    (82,632)       (4,417)      (13,671)
Income tax benefit                             (857)       (2,050)         (886)
-------------------------------------------------------------------------------
Net loss                               $    (81,775) $     (2,367) $    (12,785)
===============================================================================
Loss per share:
Net loss per share - basic and
 diluted                               $      (6.66) $      (0.20) $      (1.12)
===============================================================================
Shares used in computing net loss per
 share - basic and diluted               12,285,467    11,884,309    11,400,482
===============================================================================
See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED
AND SUBSIDIARIES
Consolidated Statements of
Stockholders' Equity
(In thousands, except share data)

--------------------------------------------------------------------------------------------
                              Convertible Preferred                               Treasury
                                      Stock                  Common Stock          Stock
                             ---------------------------------------------------------------
                               Shares       Amount       Shares       Amount       Amount
                             ---------------------------------------------------------------
Balance at June 30, 2000       1,333,334  $    11,892   11,345,032  $    82,074  $        --
============================================================================================
Common stock issued under
 employee stock purchase
 plan                                 --           --      183,113          439           --
Net loss                              --           --           --           --           --
--------------------------------------------------------------------------------------------
Balance at June 30, 2001       1,333,334  $    11,892   11,528,145  $    82,513  $        --
============================================================================================
Common stock issued under
 bonus plan                           --           --      224,635          350           --
Common stock issued under
 employee stock purchase
 plan                                 --           --      401,685          341           --
Accumulated other
 comprehensive income
 (loss)                               --           --           --           --           --
Net loss                              --           --           --           --           --
--------------------------------------------------------------------------------------------
Total comprehensive loss              --           --           --           --           --
--------------------------------------------------------------------------------------------
Balance at June 30, 2001       1,333,334  $    11,892   12,154,465  $    83,204  $        --
============================================================================================
Common stock issued under
 employee stock purchase
 plan                                 --           --      230,314          152           --
Common stock issued under
 settlement                           --           --      100,000           90           --
Treasury stock                        --           --           --           --         (111)
Accumulated other
 comprehensive income
 (loss)                               --           --           --           --           --
Net loss                              --           --           --           --           --
--------------------------------------------------------------------------------------------
Total comprehensive loss              --           --           --           --           --
--------------------------------------------------------------------------------------------
Balance at June 30, 2003       1,333,334  $    11,892   12,484,779  $    83,446  $      (111)
============================================================================================

---------------------------------------------------------------------------------
                                                       Accumulated
                           Additional                     Other          Total
                            Paid-In-    (Accumulated  Comprehensive  Stockholders
                             Capital      Deficit)       (Loss)        Equity
                           ------------------------------------------------------

Balance at June 30, 2000   $        16  $      8,720  $          --  $    102,702
=================================================================================
Common stock issued under
 employee stock purchase
 plan                               --            --             --           439
Net loss                            --       (12,785)            --       (12,785)
---------------------------------------------------------------------------------
Balance at June 30, 2001   $        16  $     (4,065) $              $     90,356
=================================================================================
Common stock issued under
 bonus plan                         --            --             --           350
Common stock issued under
 employee stock purchase
 plan                               --            --             --           341
Accumulated other
 comprehensive income
 (loss)                             --            --         (1,010)       (1,010)
Net loss                                      (2,367)                      (2,367)
---------------------------------------------------------------------------------
Total comprehensive loss            --            --             --        (3,377)
---------------------------------------------------------------------------------
Balance at June 30, 2001   $        16  $     (6,432) $      (1,010) $     87,670
=================================================================================
Common stock issued under
 employee stock purchase
 plan                               --            --             --           152
Common stock issued under
 settlement                         --            --             --            90
Treasury stock                      --            --             --          (111)
Accumulated other
 comprehensive income
 (loss)                             --            --           (936)         (936)
Net loss                            --       (81,775)            --       (81,775)
---------------------------------------------------------------------------------
Total comprehensive loss            --            --             --        82,711
---------------------------------------------------------------------------------
Balance at June 30, 2003   $        16  $    (88,207) $      (1,946) $      5,090
=================================================================================

See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows (In thousands)

                                                                Year ended      Year ended       Year ended
                                                               June 30, 2003   June 30, 2002   June 30, 2001
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net loss                                                    $     (81,775)  $     (2,367)  $     (12,785)

   Adjustments to reconcile net loss to
    net cash provided by operating
    activities:
      Nonrecurring charge, loss of
       Research Double Module                                         50,268              --              --
      Goodwill impairment                                             11,925              --              --
      Asset impairment                                                16,143              --              --
      Proceeds from insurance                                         17,667              --              --
      Gain on sale of property and equipment                              --          (1,096)             --
      Loss on subleases                                                   --             770              --
      Depreciation                                                     8,566          11,595           8,691
      Amortization                                                       358           1,089           1,259
      Amortization of deferred financing costs                           461             730             623
      Valuation allowance of deferred tax asset                           --              --           3,292
      Other                                                             (146)             --              --
      Changes in assets and liabilities:
         Decrease in accounts receivable                               7,022           4,211           8,440
         Decrease in prepaid expenses and
          other current assets                                           120             917             947
         Increase in other assets                                        (21)           (691)         (1,064)
         (Decrease) increase in deferred
          flight revenue                                              (8,861)         (1,262)         10,973
         Increase (decrease) in accounts
          payable and accrued expenses                                   574          (6,135)          2,007
         (Decrease) increase in accrued
          subcontracting services                                     (2,521)            831             113
         Decrease in deferred taxes                                       --              --          (5,372)
------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                             19,780           8,592          17,124
------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
   Payments for flight assets under construction                        (161)         (2,600)        (20,150)
   Payments for building under construction
    and leasehold improvements                                        (1,003)        (15,409)         (8,934)
   Purchases of property and equipment                                  (294)           (983)         (1,558)
   Sale of Vertical Cargo Carrier                                         --           4,400              --
   Proceeds from state grant                                             750              --              --
   Proceeds from sale of flight assets                                    --              --           7,566
   Proceeds from sale of property and equipment                          125           1,425              --
   Purchase of short-term investments                                (14,047)             --              --
------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                (14,630)        (13,167)        (23,076)
------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
   Payments of note payable to insurers                                   --            (333)           (333)
   (Repayment) proceeds from revolving line of credit                 (2,150)         (4,600)          2,250
   Payments of note payable                                             (218)         (4,047)         (3,319)
   Payments of note payable to shareholder                            (1,862)         (3,994)             --
   Proceeds from sale of minority interest in SMI                         --             750              --
   Purchase of minority interest                                        (315)             --              --
   Proceeds from mortgage loan                                            --          20,000              --
   Payment of mortgage loan                                           (2,039)           (882)             --
   Purchase of treasury stock                                           (111)             --              --
   Proceeds from issuance of common stock, net of expenses               152             341             439
------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                   (6,543)          7,235            (963)
------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                  (1,393)          2,660          (6,915)
Cash and cash equivalents at beginning of year                         2,694              34           6,949
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                       $       1,301   $       2,694   $          34
------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of the Company and Operating Environment

     Description of the Company and Operating Environment

     SPACEHAB, Incorporated ("SPACEHAB" or the "Company") is the first Company to commercially develop, own and operate habitable modules that provide space-based laboratory research facilities and cargo services aboard the U.S. Space Shuttle system. The Company currently owns and operates two pressurized laboratory and logistics supply modules, which significantly enhance the capabilities of the Space Shuttle fleet. The Company's modules are unique to the Space Shuttle fleet and International Space Station ("ISS").

     The Company's most recent Space Shuttle mission was STS-107 on U.S. National Aeronautics and Space Administration's ("NASA") Columbia orbiter. The mission utilized the Company's Research Double Module ("RDM") flight asset. The RDM was lost in the tragic STS-107 accident (see note 21). At this time, the Company does not plan to replace the RDM. SPACEHAB's Space Flight Services business unit has two additional modules and other flight assets available to support the Company's current NASA contract. These modules and assets can also be used to support future NASA contracts.

     The SPACEHAB Flight Services business unit is continuing operations, supporting three of the next five planned Space Shuttle missions. The Company is in negotiations with NASA on the value of equitable adjustments for delays in these missions that will provide additional revenue for contracted preparation activities during the period prior to NASA's return to flight. During the fourth quarter, the Company completed all STS-107 accident investigation support activities with NASA.

     In July 2003, the Company submitted a detailed claim for recovery of its RDM investment in the amount of $87.0 million. The claim is anticipated to be revised in the first quarter of fiscal year 2004 to incorporate the findings of the Columbia Accident Investigation Board, and upon revision will be refiled with NASA. The Company believes it has a basis for recovery of the loss from NASA but there can be no assurance as to the timing or the amount, if any, to be received from the claim. Upon resolution of the claim, any proceeds from NASA would be recorded in the period in which the claim is resolved.

     To date, the Company has successfully completed eighteen missions aboard the Space Shuttle and substantially all of the Company's revenue has been generated under contracts with NASA. The Company's contracts are subject to periodic funding allocations by NASA. NASA's funding is dependent on receiving annual appropriations from the United States government. During the years ended June 30, 2003, 2002, and 2001 approximately 77%, 81% and 83% of the Company's revenues were generated under U.S. government contracts, respectively.

     On February 12, 1997, the Company acquired the assets and certain of the liabilities of Astrotech Space Operations, L.P. ("Astrotech"), a subsidiary of Northrop Grumman, a provider of commercial satellite launch processing services and payload processing facilities in the United States. These services are provided at the Astrotech facilities in Cape Canaveral, Florida and Vandenberg Air Force Base in California, and are provided to launch service providers on a fixed-price basis. Additionally, Astrotech provides management and consulting services to Sea Launch Company, LLC for its Sea Launch program at the Sea Launch facility in Long Beach, California.

     On July 1, 1998, the Company acquired all of the outstanding shares of capital stock of Johnson Engineering Corporation ("JE"). JE's name was changed to SPACEHAB Government Services ("SGS") in April 2003. SGS provides support services to NASA including stowage integration services and ISS configuration management support. SGS also designs and fabricates flight hardware.

     On April 11, 2000, the Company announced the formation of Space Media, Inc. ("SMI"), a wholly-owned subsidiary intended to create proprietary space-themed content for education and commerce. In fiscal year 2000, SMI acquired The Space Store, an online retail operation, anticipating that e-commerce could become an integral part of its Internet business. The Space Store currently offers space-related products through its website, www.spacestore.com, and the retail facility in Houston, Texas near NASA's Johnson Space Center. In fiscal year 2001, SMI's focus was to develop content for STARS Academy(TM) and to pursue corporate promotion and advertising opportunities. STARS Academy is a global education program offering students opportunities to learn about even participate in research aboard NASA's Shuttle and the ISS. As part of Space Media, the STARS Program supported six student-designed experiments for schools in Australia, China, Israel, Japan, Liechtenstein and the United States for launch on Space Shuttle mission STS-107. In fiscal year 2002, due to limited funding opportunities in the education industry and a struggling Internet content market, SMI reduced staffing and ended its marketing program for the STARS Program. SMI's revenue is now generated primarily from Internet sales of The Space Store.

     In fiscal year 2000, SPACEHAB began design and construction of a commercial space station habitat module, in partnership with RSC Energia of Korolev, Russia. Named Enterprise(TM), this multipurpose module is intended to be attached to the ISS and could provide space station users habitation space, stowage space, communications, power and other utilities, and laboratory facilities for long-duration research. The module would provide NASA with the ability to support a full six-person crew on board the ISS. The Company also provided NASA with an alternate proposal, utilizing the core Enterprise asset base/technology in constructing a cargo module. In evaluating the Company's investment in Enterprise in June 2003, the Company identified significant uncertainties in new human space flight programs. While the Company believes the service offered is a valuable service and is actively marketing this service to NASA, the Company ceased funding development and was unable to determine if or when this investment would be recovered. Therefore, the Company wrote down its full investment of $8.2 million in Enterprise as of June 30, 2003 (see note 22).

     Management believes that NASA, as well as future Space Shuttle and ISS programs will continue to be funded and supported by the U.S. Government. Furthermore, management believes that it is highly unlikely that any decision to discontinue these programs would be made during the next twelve months. However, the Company is subject to risks and uncertainties, including but not limited to, whether the Company will fully realize the economic benefits under its NASA and other customer contracts, the utilization of new commercial space assets, continued deployment of the ISS, technological difficulties, product demand and market acceptance risks, the effect of economic conditions, uncertainty in government funding, the impact of competition and delays and uncertainties in future Space Shuttle and ISS programs, and resolution of the Company's indemnification claim with NASA arising from the loss of the Columbia orbiter and its crew during the STS-107 mission.

     Management continues to focus its efforts on improving the overall liquidity of the Company through identifying new business opportunities within the areas of the Company's core competencies, reducing operating expenses and limiting cash commitments for future capital investments and new asset development. SPACEHAB Government Services is pursuing significant new contracts to provide service for the International Space Station. In the event that SPACEHAB Government Services is not successful in its effort to secure additional contracts, management would further rightsize the Company's cost structure and evaluate remaining long-lived assets and goodwill. The Company has continued to restrict new capital investment and new asset development, limiting projects to those required to support current contracts and facility maintenance. Additionally, management continues to evaluate operating expenses in an effort to reduce or eliminate costs not required to effectively operate the Company.

     The Company's cash and short-term investments are approximately $15.3 million as of June 30, 2003. Management believes that the Company has sufficient liquidity to fund ongoing operations for at least the next fiscal year but may experience a reduction in cash balances during fiscal year 2004 to fund its operating and financing activities. The Company also expects to utilize existing cash and any potential payment from

     NASA to support strategies for new business initiatives and reduce debt service requirements. However, under certain scenarios the Company could be facing liquidity concerns after the end of fiscal year 2004.

(2)  Summary of Significant Accounting Policies

     Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include the accounts of SPACEHAB, Incorporated and its wholly owned and majority-owned subsidiaries Astrotech, SGS and SMI. All significant intercompany transactions have been eliminated in consolidation.

     Cash and Cash Equivalents

     The Company considers short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are primarily made up of money market investments and overnight repurchase agreements recorded at cost, which approximates market value.

     Investments

     The Company accounts for investments in accordance with Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In fiscal year 2003 the Company began investing the insurance proceeds from the RDM loss in certain debt securities, primarily U.S. government and government agency securities. The Company considers all of its investments as of June 30, 2003 to be available-for-sale.

     As of June 30, 2003, 2002 and 2001, interest income was immaterial. As of June 30, 2003, there were no material unrealized gains or losses. Interest income is recorded as a component of other income (expense).

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

     Effective January 1, 2002, the Company extended the estimated useful lives of its space flight assets, which is a component of plant, property and equipment, through June 30, 2016. This change in accounting estimate is treated prospectively and is based on current available space related programs and activities which extends the expected life of the ISS and Space Shuttles from 2012 through at least 2016.

     Goodwill

     The excess of the cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations accounted for as a purchase has been assigned to goodwill. Goodwill was previously amortized on a straight-line basis over five to twenty-five years.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with SFAS 142. Intangible assets that are not determined to have indefinite lives will continue to be amortized over their useful lives. The Company adopted the new rules effective July 1, 2002.

     Goodwill is related to the acquisition of Astrotech on February 12, 1997, SGS on July 1, 1998 and The Space Store on June 28, 2000. The Company is required to analyze goodwill at least annually for impairment issues. Goodwill impairment tests will be conducted in April of each fiscal year. Should an indicator of impairment occur earlier than the annual analysis date, the Company will analyze the goodwill of the affected business unit at that time (see note 20).

     The Company's results of operations prior to fiscal year 2003 do not reflect the provisions of SFAS No. 142. A reconciliation of previously reported net loss with the amounts adjusted for the exclusion of goodwill amortization, net of tax, is as follows:

-------------------------------------------------------------------------------
(in thousands, except per share data)
-------------------------------------------------------------------------------
                                                         Year Ended
                                                          June 30,
                                            -----------------------------------
                                               2003         2002        2001
                                            -----------------------------------
Net loss as reported                        $  (81,775)  $  (2,367)  $  (12,785)
-------------------------------------------------------------------------------
Add back goodwill amortization, net of tax          --       1,053        1,072
-------------------------------------------------------------------------------
Adjusted net loss                              (81,775)     (1,314)     (11,713)
-------------------------------------------------------------------------------
Basic and diluted net loss per
share as reported                                (6.66)      (0.20)       (1.12)
-------------------------------------------------------------------------------
Goodwill amortization, net of tax                   --        0.09         0.09
-------------------------------------------------------------------------------
Adjusted basic and diluted loss per share        (6.66)      (0.11)       (1.03)
-------------------------------------------------------------------------------

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

     Impairment of Long- Lived Assets

     The Company accounts for long-lived assets in accordance with the provisions SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets (see note 22). Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Stock-Based Compensation

     The Company accounts for stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion 25"), and related interpretations. Accordingly, compensation cost for options to purchase common stock granted to employees is measured as the excess, if any, of the fair value of common stock at the date of the grant over the exercise price an employee must pay to acquire the common stock. The Company has adopted the disclosure requirements of SFAS No. 148 ("SFAS 148"), "Accounting for Stock-based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123".

     The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, as all options have been granted at exercise prices equal to the fair market value as of the date of grant, no compensation cost has been recognized under these plans in the accompanying consolidated financial statements. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have been reduced (increased) to the pro forma amounts indicated below (in thousands, except per share data):

                                                     Year
                                                 Ended June 30,
                                     -----------------------------------
                                        2003        2002         2001
                                     -----------------------------------
Net income (loss), as reported       $  (81,775)  $  (2,367)  $  (12,785)

Deduct:  Total stock-based
 compensation income (expense)
 determined under fair value based
 method (SFAS No. 123) for all
 awards, net of related tax
 effects                                   (573)       (973)      (1,197)
                                     -----------------------------------
Pro forma net income
 (loss)                              $  (82,348)  $  (3,340)  $  (13,982)
                                     ===================================

Earnings (loss) per share:
 Basic - as reported                 $    (6.66)  $   (0.20)  $    (1.12)
 Diluted - as reported               $    (6.66)  $   (0.20)  $    (1.12)

 Basic - pro forma                   $    (6.70)  $   (0.28)  $    (1.23)
 Diluted - pro forma                 $    (6.70)  $   (0.28)  $    (1.23)

     The fair value of each option granted and each employee stock purchase right is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal years 2003, 2002 and 2001, respectively: 0.0% dividend rate; expected volatility ranging from 35% to 50%; risk-free interest rates ranging from 3.00% to 7.875%; and expected lives ranging from three months to seven years.

     The effects of compensation cost as determined under SFAS No. 123 on pro forma net income (loss) in years ended June 30, 2003, 2002 and 2001 may not be representative of the effects on pro forma net income (loss) in future periods.

     Warrants to purchase common stock granted to other than employees as consideration for goods or services rendered are recognized at fair value.

     Revenue Recognition

     Revenue generated under the Research and Logistics Mission Support ("REALMS") contract and for all other contract awards for which the capability to successfully complete the contract can be reasonably assured and costs at completion can be reliably estimated at contract inception, is recognized under the percentage-of-completion method based on costs incurred over the period of the contract. Revenue provided by SGS is primarily derived from cost-plus award fee contracts, whereby revenue is recognized to the extent of reimbursable costs incurred plus award fee. Award fees which provide earnings based on the Company's contract performance as determined by NASA evaluations, are recorded when the amounts can be reasonably estimated or awarded. Changes in estimated costs to complete and provisions for contract losses and estimated amounts recognized as award fees are recognized in the period they become known. Revenue provided by Astrotech's payload processing services is recognized ratably over the occupancy period of the satellite while in the Astrotech facilities. For the multi-year contracts with Boeing and Lockheed, revenue is billed and recognized on a quarterly basis for costs incurred.

     Research and Development

     Research and development costs are expensed as incurred.

     Income Taxes

     The Company recognizes income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Net Income Loss Per Share

     Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share excludes all common stock options and warrants and other common stock that potentially may be issued as a result of conversion privileges, including the convertible subordinated notes payable as the impact of such items is anti-dilutive (note 12).

     Accounting Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

     Derivatives

     The Company accounts for derivatives pursuant to SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative instruments are either recognized periodically in income or shareholders' equity (as a component of accumulated other comprehensive income), depending on their use and designation.

     Reclassifications

     Certain 2002 and 2001 amounts have been reclassified to conform with the 2003 consolidated financial statement presentation.

     Recent Accounting Pronouncements

          In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value. This is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements under FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not believe it has entered into any guarantees that fall within the guidance of FIN 45.

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or to the entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 are effective for financial statements of interim or annual reports issued after January 31, 2003. FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods beginning after June 15, 2003. The Company does not believe it has entered into any transactions that fall within the guidance of FIN 46.

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset) because that financial instrument is an obligation of the issuer. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions will be part of an amendment to Concepts Statement No. 6, which has been temporarily deferred. Management has reviewed SFAS No. 150 and has determined that the statement does not have a material impact on our consolidated results of operations or financial position.

(3)  Statements of Cash Flows - Supplemental Information

     Cash paid for interest costs was approximately $6.7 million, $7.3 million and $7.0 million for the years ended June 30, 2003, 2002 and 2001, respectively. The Company capitalized interest of approximately $1.3 million and $2.7 million during the years ended June 30, 2002 and 2001, respectively, related to the module improvements and a building in progress. No interest was capitalized in fiscal year 2003.

     The Company paid no income taxes for the years ended June 30, 2003, 2002 and 2001.

4)   Accounts Receivable

     At June 30, 2003 and 2002, accounts receivable consisted of (in thousands):

                                               2003         2002
--------------------------------------------------------------------

U.S. government contracts:
Billed                                      $    3,681   $     6,371
Unbilled:
   Indirect costs incurred and
   charged to cost-plus-fee contracts
   in excess of provisional billing rates          836           123
   Revenues in excess of milestone
   and time-based billings                         215         1,110
--------------------------------------------------------------------
Total U.S. government contracts                  4,732         7,604
--------------------------------------------------------------------
Commercial contracts:
Billed                                           1,421         6,181
Unbilled                                           903           114
Allowances                                        (276)          (97)
--------------------------------------------------------------------
Total commercial contracts                       2,048         6,198
--------------------------------------------------------------------
Total accounts receivable                   $    6,780   $    13,802
====================================================================

     The Company anticipates collecting substantially all receivables within one year.

     The accuracy and appropriateness of the Company's direct and indirect costs and expenses under its government contracts, and therefore its accounts receivable recorded pursuant to such contracts, are subject to extensive regulation and audit by the U.S. Defense Contract Audit Agency or by other appropriate agencies of the U.S. government. Such agencies have the right to challenge the Company's cost estimates or allocations with respect to any government contract. Additionally, a substantial portion of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies. In the opinion of management, any adjustments likely to result from inquiries or audits of its contracts would not have a material adverse impact on the Company's financial condition or results of operations.

(5)  Convertible Notes Payable to Shareholder

     The Company issued subordinated notes for a portion of the amount due to Alenia Spazio S.p.A. ("Alenia"), a shareholder, under a previously completed construction contract for the Company's flight modules. Alenia may elect to convert, in whole or part, the remaining principal amount into equity, on terms and conditions to be agreed with the Company.

     On November 15, 2001, the Company entered into an agreement with Alenia to restructure the terms of its $11.9 million debt. The terms of the restructure provide for a $3.0 million payment of principal and interest on December 31, 2001 and quarterly amortization of the remaining principal beginning March 2002 through December 2003. In addition, the interest rate was reduced to 8% effective January 1, 2002. The outstanding balance is $2.0 million as of June 30, 2003. The obligation is collateralized by one of the Company's flight assets. The Company paid interest of approximately $0.2 million, $0.6 million, and $ 0.8 million during the years ended June 30, 2003, 2002 and 2001, respectively.

(6)  Other Debt

     Revolving Loan Payable

     On August 9, 2000, the Company entered into a $15 million revolving credit facility with a financial institution ("New Credit facility") that provides a working capital line of credit with a letter of credit sub-limit of $10.0 million. This New Credit Facility replaced the previous $10 million Revolving Line of Credit. Certain assets of the Company collateralized the new credit facility. The term of the agreement was through August 2003. The New Credit Facility was amended and the term was revised to end July 31, 2002. This credit facility was repaid and expired in July 2002. The weighted average interest rates for the years ended June 30, 2003 and 2002 were 8.25% and 8.92%, respectively. The maximum amount borrowed during fiscal year 2003 was $2.2 million.

     In August 2002, the Company entered into a $5.0 million line of credit with a new financial institution. This credit facility replaces the New Credit Facility which was repaid and expired subsequent to the year ended June 30, 2002. The term of this new credit facility is through June 2005. Covenants under this credit facility include, but are not limited to, leverage ratio, tangible capital funds and liquidity ratio. For the year ended June 30, 2003, the Company obtained waivers for the loan covenants of the new line of credit. The covenants were revised to eliminate certain covenants and to include a liquidity ratio and a limited pledge of $5.6 million of the Company's investment account. As of June 30, 2003, no amounts were drawn on this line of credit. The weighted average interest rate for the year ended June 30, 2003 was 5.25% and the maximum amount borrowed during fiscal year 2003 was $3.7 million in October 2002.

     Loans Payable

     In July 1997, the Company's subsidiary, Astrotech, obtained a five-year loan (the "Term Loan Agreement"), which is guaranteed by SPACEHAB, and provided for loans of up to $15.0 million for general corporate purposes and equipment financing. In conjunction with the Astrotech financing of its satellite processing facility in Titusville, Florida in August 2001, approximately $3.1 million of the Term Loan Agreement was repaid. As of June 30, 2003, the loan was paid in full.

     Mortgage Loan Payable

     On August 30, 2001, SPACEHAB's Astrotech subsidiary completed a $20.0 million financing of its satellite processing facility expansion project in Titusville, Florida with a financial institution. The proceeds of this financing were used to complete the construction of the payload processing facility and supporting infrastructure. The loan is collateralized primarily by the multi-year payload processing contracts with The Boeing Company ("Boeing") and Lockheed Martin Corporation ("Lockheed Martin"). Interest accrues on the outstanding principal balance at a LIBOR-based rate, adjustable quarterly. The loan matures on January 15, 2011. The loan was converted from a construction loan to a term loan on December 31, 2001. Amortization of loan principal began on January 15, 2002 and continues on a quarterly basis through the loan maturity date. For the year ended June 30, 2003, approximately $2.0 million of principal was repaid during the year and the remaining balance is $17.1 million. The interest rate at June 30, 2003 was 4.025%.

     In conjunction with this financing, a swap agreement was required to be entered into to provide for a fixed rate of interest under the loan commitment beginning January 15, 2002. The fixed rate of interest on the outstanding principal balance is 5.62% plus 225 basis points. The value of the swap agreement declined by approximately $0.9 million during the year ended June 30, 2003 due to declines in the market rate of interest and is recorded in other comprehensive income (loss). The objective of the hedge was to eliminate the variability of cash flows in the interest payments for the total amount of the variable rate debt, the sole source of which is due to changes in the USD-LIBOR-BBA interest rate. Changes in the cash flows of the interest rate swap are expected to exactly offset the changes in cash flows attributable to fluctuations in the

     USD-LIBOR-BBA interest rates on the total variable rate debt. The fair value of the swap agreement was a liability of approximately $1.9 million and $1.0 million as of June 30, 2003 and 2002, respectively, and is recorded as part of the balance due under mortgage loan payable and as a component of other comprehensive loss in the statement of stockholder's equity.

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

     The following table summarizes the payments of principal on the Company's debt:

(in thousands)

                                                                      Principal Payments

                                 Balance
                                 June 30,
                                   2003        Rate      FY04         FY05       FY06       FY07       FY08      Thereafter
---------------------------------------------------------------------------------------------------------------------------
Convertible Notes Payable to
shareholder                     $    2,004       8.0%  $   2,004   $      --   $     --   $     --   $      --   $       --
Mortgage Loan Payable,
exclusive of swap liability         17,078       7.9%      2,218       2,413      2,624      2,530       1,734        5,559
Convertible Subordinated
Notes Payable                       63,250       8.0%                     --         --         --      63,250           --
                                ----------             --------------------------------------------------------------------
                                $   82,332             $   4,222   $   2,413   $  2,624   $  2,530   $  64,984   $    5,559

(7)  Fair Value of Financial Instruments

     The following table presents the carrying amounts and estimated fair values of certain of the Company's financial instruments as of June 30, 2003 and 2002 in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" (in thousands):

                                  June 30, 2003      June 30, 2002
                               Carrying    Fair    Carrying    Fair
                                Amount    Value     Amount    Value
---------------------------------------------------------------------

Convertible notes payable to
shareholder                    $  2,004  $  2,004  $  3,866  $  3,866
Loans payable under credit
facility                             --        --       218       218
Mortgage loan payable            19,024    19,024    20,127    20,127
Convertible subordinated
notes payable                    63,250    38,266    63,250    30,044

     The fair value of the Company's long-term debt is based on quoted market price or is estimated based on the current rates offered to the Company for debt of similar remaining maturities and other terms. The carrying amounts of cash and cash equivalents, investments, accounts receivable, accounts payable and accrued expenses approximate their fair market value because of the relatively short duration of these instruments.

(8)  NASA Contracts

     Research and Logistics Module Services Contract

     On December 21, 1997, the Company entered into the REALMS Contract to provide to NASA its flight modules and related integration services. This contract provides NASA the use of the flight modules for both science and logistics missions. This contract was subsequently amended whereby the contract value was increased to $241.5 million and the number of missions was increased to nine.

     During the years ended June 30, 2003, 2002 and 2001, the Company recognized $37.0 million, $43.0 million and $36.6 million of revenue, respectively, under this contract. Subsequent to the year ended June 30, 2003, SPACEHAB began negotiating an equitable adjustment in excess of the REALMS contract value due to launch delays of the Space Shuttle fleet due to the STS-107 accident.

     Flight Crew Systems Development Contract ("FCSD")

     SGS performed services under a cost-plus award and incentive-fee contract for government services that are requested and directed by NASA. SGS primarily operates under the multi-year, multi-task Flight Crew Systems Development ("FCSD") contract which was a $399.1 million multi-task cost-plus award and incentive-fee contract. The contract commenced in May 1993 and was scheduled to conclude in September 2002. The tasks under the contract were segmented and a recompete for a portion of these tasks was begun in July 2002. Certain of those tasks were awarded to SGS under separate contracts. In August 2002, NASA exercised its option to extend portions of the original contract through March 2003.

     On February 7, 2003, the Company was notified that its bid for those portions of the FCSD contract under recompete was not accepted. The portions of the contracts under recompete were transitioned to the successful bidders on April 1, 2003. During the fourth quarter, SGS recognized revenue on the close out activities of the FCSD contract. As a result of the unsuccessful recompete, the Company's total manpower level was reduced from approximately 570 as of February 1, 2003 to 288 as of April 1, 2003. Two of the original seven FCSD tasks remain under new contracts with SGS.

     On April 22, 2003 the Company announced the reorganization of its government services business units to more appropriately reflect the business units' strategic direction of operating in the government services sector. SGS, along with SPACEHAB Flight Services, is bidding on a number of the ISS contracts proposed under the ISS Contract Consolidation Strategy Study. The contracts are expected to be awarded in October 2003.

(9)  Stockholder Rights Plan

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

(10) Common Stock Option and Stock Purchase Plans

     As of June 30, 2003, approximately 2,317,709 shares of common stock were reserved for future grants of stock options under the Company's three stock option plans.

     Non-qualified Options

     Non-qualified options are granted at the sole discretion of the Board of Directors. Prior to the adoption of the 1994 Stock Incentive Plan (the "1994 Plan"), stock options granted to the Company's officers and employees were part of their employment contract or offer. The number and price of the options granted were defined in the employment agreements and such options vest incrementally over a period of four years and generally expire within ten years of the date of grant.

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

     1997 Employee Stock Purchase Plan

     The Company adopted an employee stock purchase plan that permits eligible employees to purchase shares of common stock of the Company at prices no less than 85% of the current market price. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 10% of gross compensation for each payroll period. On the last day of each quarter, each participant's contribution account is used to purchase the maximum number of whole and fractional shares of common stock determined by dividing the contribution account's balance by the lesser of 85% of the price of a share of common stock on the first day of the quarter or the last day of a quarter. The number of shares of common stock that may be purchased under the plan is 1,500,000. Through June 30, 2003, employees have purchased approximately 1,001,622 shares under the plan.

     Space Media, Inc. Stock Option Plan

     During the year ended June 30, 2000, Space Media, Inc., a wholly owned subsidiary of the Company, adopted an option plan ("SMI Plan") for employees, officers, directors and consultants of Space Media, Inc. Under the terms of the SMI Plan, 1,500,000 shares have been reserved for future grants for which the number and price of the options granted is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. At June 30, 2003, there were 388,750 options issued and outstanding under the SMI Plan at a weighted average exercise price of $1.00. The options vest equally over a four-year period and have a life of 10 years. There were 274,063 options exercisable as of June 30, 2003.

     Stock Option Activity Summary

     The following table summarizes the Company's stock option plans, excluding the SMI plan:

                                       Non-qualified Options             1994 Plan                Directors' Plan
                                     -------------------------   -------------------------   -------------------------
                                                     Weighted                    Weighted                    Weighted
                                                     Average                     Average                     Average
                                       Shares        Exercise       Shares       Exercise      Shares        Exercise
                                     Outstanding      Price      Outstanding      Price      Outstanding      Price
----------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 2000             397,973   $     13.66     2,583,613   $      8.05       275,000   $      8.70
   Granted                                    --            --     1,036,040          4.44        40,000          4.00
   Exercised                                  --            --            --            --            --            --
   Forfeited                              67,707         12.55       967,539          8.11            --            --
----------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 2001             330,266   $     13.89     2,652,114   $      6.62       315,000   $      8.11
   Granted                                    --            --        52,000          2.31        65,000          1.40
   Exercised                                  --            --            --            --            --            --
   Forfeited                             316,100         14.03       804,882          6.97            --            --
----------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 2002              14,166   $     10.68     1,899,232   $      6.34       380,000   $      6.96
----------------------------------------------------------------------------------------------------------------------
   Granted                                    --            --       436,000          0.76        30,000          0.93
   Exercised                                  --            --            --            --            --            --
   Forfeited                              10,000   $     10.13       607,107   $      6.54        10,000   $      2.58
----------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 2003               4,166         12.00     1,728,125          4.86       400,000          6.62
Options exercisable at:
   June 30, 2001                         330,266         13.89     1,272,238          7.89       275,000          8.70
   June 30, 2002                          14,166         10.68     1,114,160          7.26       315,000          8.11
   June 30, 2003                           4,166         12.00     1,026,840          6.47       370,000          7.08
----------------------------------------------------------------------------------------------------------------------
Weighted-average  fair value
(pursuant to FAS 123) at date of
grant during the fiscal year ended
      June 30, 2001                           --            --     1,036,040          2.06        40,000          1.85
      June 30, 2002                           --            --        52,000          1.14        65,000          0.64
      June 30, 2003                           --            --       436,000          0.36        30,000          0.44
----------------------------------------------------------------------------------------------------------------------

The following table summarizes information about the Company's stock options outstanding at June 30, 2003:

                           Options outstanding           Options exercisable
                                Weighted-
                                 Average     Weighted-               Weighted-
                                Remaining     Average                 Average
   Range of         Number     Contractual   Exercise     Number      Exercise
exercise prices  Outstanding  Life (years)     Price    Exercisable    Price
-------------------------------------------------------------------------------

$   .70 - 1.69       458,000          8.65  $     0.87       60,000  $     1.42
   2.31 - 3.44       296,000          7.69        3.26      175,001        3.14
   4.00 - 5.00       412,913          6.27        4.72      288,663        4.66
   5.13 - 8.88       580,261          4.00        5.92      492,225        6.06
   9.88 - 14.00      385,117          1.87       11.30      385,117       11.30

(11) Income Taxes

     The Company accounts for taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse.

     The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

                                       Years Ended June 30,
                               ------------------------------------
                                  2003         2002         2001
-------------------------------------------------------------------
Current:
Federal                        $     (857)  $   (2,134)  $       --
State                                  --           84          127
Foreign                                --           --           70
-------------------------------------------------------------------
                                     (857)      (2,050)         197
-------------------------------------------------------------------
Deferred:
Federal                                --           --         (685)
State and local                        --           --         (398)
Foreign                                --           --           --
-------------------------------------------------------------------
                                                    --       (1,083)
-------------------------------------------------------------------
Income tax expense (benefit)   $     (857)  $   (2,050)  $     (886)
-------------------------------------------------------------------

     A reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory rate of 34 percent to the income (loss) before income taxes to the actual amount of income tax expense (benefit) recognized follows (in thousands):

                                       Years Ended June 30,
                               ------------------------------------
                                  2003         2002         2001
-------------------------------------------------------------------
Expected expense (benefit)     $  (28,095)  $   (1,502)  $   (4,648)
Change in valuation allowance      26,823         (946)       3,948
State income taxes                 (2,832)        (128)        (491)
Other,  primarily  goodwill
impairment  and amortization        3,247          526          305
-------------------------------------------------------------------
Total                          $     (857)  $   (2,050)  $     (886)
-------------------------------------------------------------------

     The Company's deferred tax asset as of June 30, 2003 and 2002 consists of the following (in thousands):

                                                    2003               2002
--------------------------------------------------------------------------------
Deferred tax assets:
Net operating loss carryforwards               $        18,052   $       15,459
General business credit carryforwards                    2,020            2,170
Alternative minimum tax credit carryforwards                --              499
Accrued expenses                                           981            1,478
Capitalized start-up and organization costs                859            1,430
Other                                                      254              191
--------------------------------------------------------------------------------
Total gross deferred tax assets                         22,166           21,227
Less - valuation allowance                             (13,546)          (3,214)
--------------------------------------------------------------------------------
Net deferred tax assets                                  8,620           18,013
--------------------------------------------------------------------------------
Deferred tax liabilities:
Property and equipment, principally due
to differences in depreciation                           8,413           17,749
Other                                                      207              264
--------------------------------------------------------------------------------
Total gross deferred tax liabilities                     8,620           18,013
--------------------------------------------------------------------------------
Net deferred tax assets/(liabilities)          $            --   $           --
--------------------------------------------------------------------------------

     At June 30, 2003, the Company had accumulated net operating losses of approximately $47.6 million for Federal income tax purposes, which are available to offset future regular taxable income. These operating loss carryforwards expire between the years 2008 and 2023. Utilization of these net operating losses may be subject to limitations in the event of significant changes in stock ownership of the Company.

     Additionally, the Company has approximately $2.0 million of research and experimentation and alternative credit carryforwards, respectively, available to offset future regular tax liabilities. The research and experimentation credits expire between the years 2004 and 2007.

     In assessing the realizability of its net deferred tax assets, management considers whether it is more likely than not that some portion or all of the net deferred tax assets are realizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2003, the Company provided a full valuation allowance of approximately $13.5 million against its net deferred tax assets.

     The Company received approximately $2.8 million in refund claims related to net operating loss carryforwards for alternative minimum taxes paid in prior years during fiscal years 2003 and 2002.

(12) Net Loss Per Share

     The following are reconciliations of the numerators and denominators of the basic and diluted net loss per share computations for the years ended June 30, 2003, 2002 and 2001 (in thousands, except share data):

                                                Per common         Assuming
                                                  share            Dilution
--------------------------------------------------------------------------------
Year ended June 30, 2003
Net loss                                     $        (81,775)  $       (81,775)
Net loss, as adjusted                        $        (81,775)  $       (81,775)
Weighted average outstanding common shares         12,285,467        12,285,467
Adjusted shares                                    12,285,467        12,285,467
--------------------------------------------------------------------------------
Year ended June 30, 2002
Net loss                                     $         (2,367)  $        (2,367)
Net loss, as adjusted                        $         (2,367)  $        (2,367)
Weighted average outstanding common shares         11,884,309        11,884,309
Adjusted shares                                    11,884,309        11,884,309
--------------------------------------------------------------------------------
Year ended June 30, 2001
Net loss                                     $        (12,785)  $       (12,785)
Net loss, as adjusted                        $        (12,785)  $       (12,785)
Weighted average outstanding common shares         11,400,482        11,400,482
Adjusted shares                                    11,400,482        11,400,482
--------------------------------------------------------------------------------

     All options and warrants to purchase shares of common stock were excluded from the computations of diluted net loss per share for the years ended June 30, 2003, 2002 and 2001, because the impact of such options and warrants is anti-dilutive.

(13) Employee Benefit Plan

     The Company has a defined contribution retirement plan, which covers all employees and officers. For the years ended June 30, 2003, 2002 and 2001, the Company contributed $1.0 million, $1.4 million and $1.8 million, respectively, to the plan. The Company has the right, but not the obligation, to make contributions to the plan in future years at the discretion of the Company's Board of Directors.

(14) Commitments

     Leases

     The Company is obligated under capital leases for equipment and noncancelable operating leases for equipment, office space, storage space, the land for a payload processing facility and certain flight assets. Future minimum payments under these capital leases and noncancelable operating leases are as follows (in thousands):

                                                          Capital     Operating
Year ending June 30,                                      Leases       Leases
-------------------------------------------------------------------------------
2004                                                    $      269   $    5,469
2005                                                            67        3,499
2006                                                            --        1,066
2007                                                            --          761
2008                                                            --          444
2009 and thereafter                                             --        2,943
-------------------------------------------------------------------------------
   Subtotal                                                    335       14,182
Less: payments due for sublease                                 --       (2,464)
-------------------------------------------------------------------------------
Total                                                          335   $   11,718
-------------------------------------------------------------------------------
Less: amount representing interest between 9% and 12%          (30)
------------------------------------------------------------------
Present value of net minimum capital lease payments     $      305
------------------------------------------------------------------

     Rent expense for the years ended June 30, 2003, 2002 and 2001 was approximately $2.5 million, $2.6 million and $2.9 million, respectively. For fiscal years 2004, 2005, 2006, 2007, and 2008, the Company expects to receive net payments of approximately $0.7 million, $0.5 million, $0.5 million, $0.5 million, and $0.5 million, respectively, for subleases. In the year ended June 30, 2002, the Company recognized $0.8 million of expenses for excess facilities that have been sublet.

     At June 30, 2003, the capitalized lease assets are recorded at $641,290 and the accumulated amortization is $428,724.

(15) Segment information

     Based on its organization, the Company operates in four business segments:
     SPACEHAB, now designated SPACEHAB Flight Services (SFS") for Company management reporting, SGS, Astrotech and SMI. SPACEHAB Flight Services was founded to commercially develop space habitat modules to operate in the cargo bay of the Space Shuttles. SPACEHAB Flight Services provides access to the modules and integration and operations support services for both NASA and commercial customers. SGS is primarily engaged in providing engineering services and products to the Federal government and NASA. Astrotech provides payload processing facilities to serve the satellite manufacturing and launch services industry. Astrotech currently provides launch site preparation of flight ready satellites to major U.S. space launch companies and satellite manufacturers. SMI was established in April 2000, to develop space themed commercial business activities.

     On April 3, 2003, the Company changed the name of its JE subsidiary to SPACEHAB Government Services, Incorporated, to more approximately reflect the subsidiary's strategic direction of operating in the government business section. As part of the realignment of the Company's operating units, the Strategic Programs operating unit, which was included in the Other segment, was moved into SGS in the fourth quarter of the Company's fiscal year ending June 30, 2003. Segment amounts have been restated based on the revised reporting structure. The Other segment now includes costs associated with bid and proposal efforts in connection with a NASA procurement at the Marshall Space Flight Center.

     The Company's chief operating decision maker utilizes both revenue and income (loss) before income taxes, including allocated interest based on the investment in the segment, in assessing performance and making overall operating decisions and resource allocations. As such, taxes and corporate overhead have not been allocated from SPACEHAB Flight Services to the various segments.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies, (note 2). Information about the Company's segments is as follows:

                                                           (in
                                                        thousands)
                                        Income (loss)      Net      Depreciation
                                           before         Fixed          And
Year Ended June 30, 2003:    Revenue     income taxes     Assets    Amortization
                           -----------------------------------------------------
SPACEHAB Flight Services   $    46,757  $     (75,005) $    35,055  $      5,955
SPACEHAB Government
Services                        34,742         (9,879)         262           745
Astrotech                       12,410          2,407       48,372         1,892
SMI                              1,054           (154)          --           332
Other                               --             --           --            --
                           -----------------------------------------------------
                           $    94,963  $     (82,632) $    83,689  $      8,924

Year Ended June 30, 2002:
                                        Income (loss)      Net      Depreciation
                                           before         Fixed          And
                             Revenue     income taxes     Assets    Amortization
                           -----------------------------------------------------
SPACEHAB Flight Services   $    51,374  $      (3,916) $   124,153  $      9,492
SPACEHAB Government
Services                        40,785            183        1,553         1,633
Astrotech                        9,936          2,842       50,074         1,266
SMI                                678         (1.591)          71           293
Other                               --         (1,935)          --            --
                           -----------------------------------------------------
                           $   102,773  $      (4,417) $   175,851  $     12,684

Year ended June 30, 2001:
                                        Income (loss)      Net      Depreciation
                                           before         Fixed          And
                             Revenue     income taxes     Assets    Amortization
                           -----------------------------------------------------
SPACEHAB Flight Services   $    44,997  $      (7,868) $   135,055  $      7,107
SPACEHAB Government
Services                        53,526           (887)       2,806         1,647
Astrotech                        6,230             18       36,135           966
SMI                                501         (4,934)          58           230
Other                               --             --           --            --
                           -----------------------------------------------------
                           $   105,254  $     (13,671) $   174,054  $      9,950

     Foreign revenue for the years ended June 30, 2003, 2002 and 2001 was approximately $9.5 million, $5.9 million and $6.6 million, respectively. Domestic revenue for the years ended June 30, 2003, 2002 and 2001 was approximately $85.4 million, $96.8 million and $98.7 million, respectively.

(16) Convertible Preferred Stock

     On August 2, 1999, EADS (formerly Astrium GmbH), a related party and shareholder, purchased an additional $12.0 million equity stake in SPACEHAB representing 1,333,334 shares of Series B Senior Convertible Preferred Stock. Under the agreement, EADS purchased all of SPACEHAB's 975,000 authorized and unissued shares of preferred stock. At the annual stockholders meeting held on October 14, 1999, the shareholders approved the proposal to increase the number of authorized shares of preferred stock to 2,500,000, in order to complete the transaction with EADS allowing them to purchase the additional 358,334 preferred shares. The preferred stock purchase increased EADS's voting interest in SPACEHAB to approximately 11.5%. The Series B Senior Convertible Preferred Stock is: convertible at the holders' option on the basis of one share of preferred stock for one share of common stock, entitled to vote on an "as converted" basis the equivalent number of shares of common stock and has preference in liquidation, dissolution or winding up of $9.00 per preferred share. No dividends are payable on the convertible preferred shares.

     EADS provides unpressurized payload and integration efforts to SPACEHAB on a fixed price basis in addition to providing engineering services as required. For the years ended June 30, 2003, 2002 and 2001, EADS's payload and integration services included in cost of revenue was approximately $8.5 million, $4.3 million and $4.3 million, respectively.

(17) Investment in Guigne

     During June 1998, the Company entered into a joint venture agreement with Guigne Technologies Limited ("GTL"), a Canadian Company, for the purpose of developing, fabricating, marketing and selling of SpaceDRUMS(TM) services, a containerless processing facility intended to be deployed on the ISS. In accordance with the joint venture agreement, the Company contributed, in exchange for a 50% interest in the joint venture, an aggregate of $2.0 million of working capital through December 1999. The Company's contributions were made in the form of an unsecured non-interest bearing note.

     The joint venture agreement contained an option whereby the Company could exchange its interest in the joint venture and the $2.0 million note for a common equity interest in Guigne Inc. ("GI"), the ultimate parent of GTL. In December 1999 the Company notified GI of its intention to exercise its option, which resulted in the Company obtaining a 15% common equity interest in GI. The Company accounts for its investment in GI under the cost method. During the quarter ended December 31, 1999, at the time of the Company's exercise of its option, the Company recognized a $0.2 million valuation allowance against its investment in GI based on the Company's estimate of the fair value of GI. Management believes that its investment in GI has not been impaired as of June 30, 2003.

(18) Asset Sale

     On November 30, 2000, EADS entered into an agreement with the Company to purchase the Company's Integrated Cargo Carrier ("ICC") and Vertical Cargo Carrier ("VCC") flight assets. The total purchase price of $15.4 million is comprised of both cash and services payments. The transaction will occur in two phases. The first phase is for the purchase of the ICC assets and the second phase is for the purchase of the VCC assets. Phase one of the transactions was completed in the three months ended March 31, 2001. Phase two was completed in June 30, 2002. The sale was approximately at book value and the Company recognized a minimal loss. SPACEHAB has entered into an agreement with EADS to lease these assets for a period of four years with two additional four-year options.

     On August 2, 2001, SPACEHAB'S Astrotech subsidiary sold the assets of its Oriole Sounding Rocket program and related property for approximately $1.2 million to DTI Associates of Arlington, Virginia. The sale turns over all physical and intellectual property assets of Astrotech's Sounding Rocket program, including the design of the Oriole Rocket, except for those assets required for Astrotech to fulfill the terms of an agreement with an existing customer. The terms of the sale were as follows: an initial cash payment at closing, five equal monthly payments beginning September 2001 and a promissory note of $655,000, bearing interest and secured by the Astrotech Sounding Rocket Program intellectual property and due July 26, 2002. Astrotech recognized a gain of approximately $1.1 million on the sale in the quarter ended September 30, 2001. All payments due under the arrangement have been received by Astrotech.

(19) Minority Investment in Consolidated Subsidiary

     Pursuant to agreements entered into as of September 27, 2001, eScottVentures II, LLC ("ESV"), of Melbourne, Florida, purchased 5,914,826 newly issued shares of SMI's Series A redeemable, convertible preferred stock for $750,000. On June 21, 2002 ESV filed Case Number 1:02CV01236 in the U.S. District Court for the District of Columbia against Space Media, Inc., SPACEHAB, Inc., Shelley A. Harrison and Julia A. Pulzone (collectively, "Defendants"). This suit, relating to ESV's investment in Space Media, Inc., sought rescission of the Stock purchase agreement and return of its $750,000 investment, plus unspecified expenses, consequential damages exemplary and punitive damages, prejudgment interest, and costs and disbursements, including attorney and expert fees. The Defendants and ESV settled the suit through mediation. A stipulation and order of dismissal was filed with the Court by the parties on January 22, 2003, following the payment of cash and issuance of restricted shares of SPACEHAB's common stock to ESV. ESV is no longer a shareholder of SMI.

(20) Goodwill Impairment

     As a result of the loss of the recompete of the FCSD contract (see notes 1 and 8), the Company performed a goodwill impairment test of the goodwill at SGS in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The impairment test indicated an impairment of SGS's goodwill of approximately $11.9 million, which was recorded in the three months ended March 31, 2003. The Company utilized discounted cash flows and market valuation techniques to calculate the fair value of SGS.

(21) Loss of Research Double Module

     The Company was under contract with NASA to support the STS-107 mission on its Columbia Orbiter. The mission utilized the Company's Research Double Module ("RDM") flight asset. On February 1, 2003, the RDM was lost in the tragic STS-107 accident. The RDM was partially covered by commercial insurance. The commercial insurance on the module was $17.7 million and the net book value of the RDM was $67.9 million. The Company recorded a nonrecurring charge of approximately $50.3 million in the three months ended March 31, 2003 in the SFS segment for the uninsured value.

     In July 2003, the Company submitted a detailed claim for recovery of its RDM investment in the amount of $87.0 million. The claim is anticipated to be revised in the first quarter of fiscal year 2004 to incorporate the findings of the Columbia Accident Investigation Board ("CAIB"), and upon revision will be refiled with NASA. The Company believes it has a basis for recovery of the loss from NASA but there can be no assurance as to the timing or the amount, if any, to be received from the claim. Upon resolution of the claim, any proceeds from NASA would be recorded in the period in which the claim is resolved.

(22) Asset Impairments

     The Company conducted an impairment test of its work in process flight assets in accordance with SFAS No. 144 during fiscal year 2003. The Company recorded a non-cash impairment charge of $16.1 million to write down certain assets under development, primarily Enterprise and the SPACEHAB Universal Communication System ("SHUCS"), in the SFS segment, that are no longer being funded due to uncertainties in human space flight programs during the three months ended June 30, 2003. The Company utilized projected undiscounted cash flows to conclude the assets were impaired and calculated the fair value based on the net present value of projected cash flows.

(23) Summary of Selected Quarterly Financial Data (Unaudited)

     The following is a summary of selected quarterly financial data for the previous two fiscal years (in thousands, except per share data):

                                                           Three months ended
                                         ---------------------------------------------------------
                                         September 30    December 31    March 31/1/    June 30/2/
--------------------------------------------------------------------------------------------------
Year ended June 30, 2003
Revenue                                  $     26,812   $     28,050   $     26,413   $     13,688
Income (loss) from operations                   1,750          2,552        (61,069)       (18,612)
Net income (loss)                                 (94)         1,175        (62,719)       (20,137)
Net income (loss) per share - basic             (0.01)          0.10          (5.06)         (1.63)
Net income (loss) per share - diluted           (0.01)          0.09          (5.06)         (1.63)
--------------------------------------------------------------------------------------------------
Year ended June 30, 2002
Revenue                                  $     22,292   $     27,727   $     24,711   $     28,043
Income (loss) from operations                  (2,528)         2,010          1,530           (104)
Net income (loss)                              (2,850)           685             66           (241)
Net income (loss) per share - basic             (0.24)          0.06           0.01          (0.02)
Net income (loss) per share - diluted           (0.24)          0.05           0.00          (0.02)
--------------------------------------------------------------------------------------------------

<F1>
     /1/ The loss for the three months ended March 31, 2003 includes a $50.3. million charge from the uninsured loss of the RDM and a goodwill impairment charge of $11.9 million.
<F2>
     /2/ The decrease in revenue for the three months ended June 30, 2003 reflects the loss of the recompete for the FCSD contract. The loss includes the asset impairment charge of $16.1 million.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item will be contained in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 11. Executive Compensation.

The information required by this item will be contained in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item will be contained in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

                   Equity Compensation Plan Information

     The following table shows the number of outstanding options and shares available for future issuance of options under the Company's equity compensation plans as of June 30, 2003. All of the Company's equity compensation plans have been approved by the Company's shareholders.

                                                                                Number of
                                                                               Securities
                                                                                Remaining
                                    Number of                                 Available for
                                  Securities to                              Future Issuance
                                  be Issued Upon                              Under Equity
                                   Exercise of          Weighted-Average    Compensation Plans
                                   Outstanding         Exercise Price of       (Excluding
                                     Options,             Outstanding          Securities
                                     Warrants          Options, Warrants       Reflected in
                                    and Rights            and Rights           Column (a))
                                       (a)                    (b)                  (C)
                                  ------------------------------------------------------------
Equity compensation plans
 approved by shareholders              2,132,291/1/    $            5.21             2,317,709/2/

Equity compensation plans
 not approved by shareholders                 --                      --                    --

                                  ------------------------------------------------------------
                                       2,132,291       $            5.21             2,317,709
                                  ------------------------------------------------------------

<F1>
     (1) Represents shares of common stock issuable pursuant to outstanding options under the Non-Qualified Plan, the 1994 Plan and the Directors' Stock Option plan.
<F2>
     (2) Represents shares of common stock which may be purchased pursuant to awards under the Non- Qualified Plan, the 1994 Plan and the Directors' Stock Option plan.

Item 13. Certain Relationships and Related Transactions.

The information required by this item will be contained in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following documents are filed as part of the report:

1.   Financial Statements.

     The following consolidated financial statements of SPACEHAB, Incorporated and its wholly owned and majority-owned subsidiaries and related notes, are set forth herein as indicated below.

                                                                            Page
     Report of Ernst & Young LLP, Independent Auditors .................      25
     Consolidated Balance Sheets .......................................      26
     Consolidated Statements of Operations .............................      27
     Consolidated Statements of Stockholders' Equity ...................      28
     Consolidated Statements of Cash Flows .............................      29
     Notes to Consolidated Financial Statements ........................      30

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

10.69*///      ESA Contract, Dated October 10, 1997, between the Registrant and
               Intospace GmbH (the "ESA Contract").

10.70*////     NAS 9-97199, dated December 21, 1997, between the Registrant and
               NASA (the "REALMS Contract").

10.80*/////    CSA Contract, dated May 21, 1998, between the Registrant and the
               Canadian Space Agency.

10.81*/////    Gemini Office Building Lease Agreement, dated January 14, 1998, between the Registrant and Puget of Texas

10.82*/////    SHB98006, dated July 8, 1998, between the Registrant and Benz
               Aerospace AG, Raumfahrt-Infrastuktur.

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

10.89+++ Modification S/A 14 to NAS9-97199 dated November 25, 1998, between the Company and NASA.

10.90++++      SPACEHAB, Incorporated 1994 Stock Incentive Plan (as amended and restated effective October 14, 1999).

10.93++++      Contract No. NAS 9-18800 between NASA and Johnson Engineering dated April 28, 1993.

10.94++++      Cost Plus Incentive Fee Contract No. SHB 1014 dated August 14,
               1997 between the Boeing Company and the Registrant.

10.95++++      Amended and Restated Employment and Non-Interference Agreement,
               dated April 1, 1997, between the Company and Dr. Shelley A.
               Harrison, amended and restated as of January 15, 1999.

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

10.118**+      Financing and Security Agreement, dated August 29, 2000, by and among Riggs Bank N.A. and the Company, Johnson Engineering
               Corporation and Astrotech Space Operations, Inc.

10.119**+++    Employment and Non-Interference Agreement, dated as of April 1,
               2003, between the Company and Michael E. Kearney.

10.120**+++    First amendment to Finance and Security Agreement, dated August
               29, 2000, by and among Riggs Bank, N.A. and the Company, Johnson
               Engineering Corporation and Astrotech Space Operations, Inc.

16.*++         Changes in Registrant's Certifying Accountant.

21.            Subsidiaries of the Registrant.

23.1           Consent of Ernst & Young LLP, Independent Auditors.

31.1 Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.6**++ Agreement dated October 24, 2002, between the Company and Dr. Shelley A. Harrison.

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

**+ Incorporated by reference to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 2002, filed with the Securities and Exchange Commission of September 17, 2002.

**++ Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002.

**+++ Incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2003.

The following Reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year ended June 30, 2003 period covered by this report.

     (a)  Reports on Form 8-K.

          1) The Company's earnings release for the period ended March 31, 2003 was filed on Form 8-K on May 9, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        SPACEHAB, Incorporated


                                        By:  /s/ Michael E. Kearney
                                             -----------------------------------
                                             Michael E. Kearney
                                             President and Chief Executive
                                             Officer


Date:  September 29, 2003
                                        By:  /s/ Julia A. Pulzone
                                             -----------------------------------
                                             Julia A. Pulzone
                                             Senior Vice President, Finance
                                             and Chief Financial Officer


Date:   September 29, 2003

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.


/s/ Melvin D. Booth                         Director          September 29, 2003
----------------------------------
Melvin D. Booth

/s/ Dr. Edward E. David, Jr.                Director          September 29, 2003
----------------------------------
Dr. Edward E. David, Jr.

/s/ Richard Fairbanks, III                  Director          September 29, 2003
----------------------------------
Richard Fairbanks

/s/ Dr. Stefan Graul                        Director          September 29, 2003
----------------------------------
Dr. Stefan Graul

/s/ Dr. Shelley A. Harrison                 Director          September 29, 2003
----------------------------------
Shelley A. Harrison

/s/ Gordon S. Macklin                       Director          September 29, 2003
----------------------------------
Gordon S. Macklin

/s/ James R. Thompson                       Director          September 29, 2003
----------------------------------
James R. Thompson