Form 10-Q
period 2003-09-30
SPACEHAB INC \WA\
filed 2003-11-10
CIK 1001907

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
            For the quarterly period ended_________September 30, 2003

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

      Incorporated in the State               IRS Employer Identification
      of Washington                           Number 91-1273737

The number of shares of Common Stock outstanding as of the close of business on November 3, 2003:

              Class                            Number of Shares Outstanding
--------------------------------------    --------------------------------------
           Common Stock                               12,397,416


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No  [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange act).
Yes  [_]    No  [X]

================================================================================

                     SPACEHAB, INCORPORATED AND SUBSIDIARIES
                September 30, 2003 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

PART 1  -  FINANCIAL INFORMATION                                            Page
                                                                            ----

  Item 1.  Unaudited Condensed Consolidated Financial Statements

           Unaudited Condensed Consolidated Balance
           Sheets as of September 30, 2003 and June 30, 2003                   2

           Unaudited Condensed Consolidated Statements of Operations
           for the three months ended September 30, 2003 and 2002              3

           Unaudited Condensed Consolidated Statements of Cash Flows
           for the three months ended September 30, 2003 and 2002              4

           Notes to Unaudited Condensed Consolidated Financial Statements      5

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          10

  Item 3.  Quantitative and Qualitative Disclosure about Market Risk          15

  Item 4.  Controls and Procedures                                            15

PART II  - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                  16

  Item 4.  Submission of Matters to a Vote of Security Holders                16

  Item 6.  Exhibits and Reports on Form 8-K                                   16

PART 1: FINANCIAL INFORMATION
Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPACEHAB, INCORPORATED AND SUSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
                                                  September 30,
                                                      2003           June 30,
                 ASSETS                            (unaudited)         2003
                                                  -------------   -------------
Cash and cash equivalents                         $          --   $       1,301
Short-term investments                                   10,926          14,047
Restricted short-term investments                           552              --
Accounts receivable, net                                  8,709           6,780
Prepaid expenses and other current assets                   711             343
                                                  -------------   -------------
   Total current assets                                  20,898          22,471
Property, plant, and equipment, net of
 Accumulated depreciation and amortization
 of $49,112 and $48,700, respectively                    82,606          83,689
Goodwill, net                                             8,274           8,274
Investment in Guigne, net                                 1,800           1,800
Other assets, net                                         4,781           5,122
                                                  -------------   -------------
   Total assets                                   $     118,359   $     121,356
                                                  =============   =============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible notes payable to shareholder                    677           2,004
Mortgage loan payable                                     2,265           2,218
Revolving loan payable                                      497              --
Accounts payable and accrued expenses                     8,775           7,283
Accounts payable- EADS                                    5,500           7,824
Accrued subcontracting services                             467             522
Deferred revenue                                          6,334           7,370
                                                  -------------   -------------
      Total current liabilities                          24,515          27,221
Accrued contract cost and other                             223             255
Deferred revenue                                          8,377           8,734
Convertible subordinated notes payable                   63,250          63,250
Mortgage loan payable                                    14,275          14,860
Other long term liability                                 1,606           1,946
                                                  -------------   -------------
         Total liabilities                              112,246         116,266
Commitments and contingencies
Stockholders' equity
   Preferred Stock, no par value, convertible,
    authorized 2,500,000 shares, issued and
    outstanding 1,333,334 shares,
    (liquidation preference of $12,000)                  11,892          11,892
   Common stock, no par value, authorized
    30,000,000 shares, issued and outstanding
    12,513,516 and 12,484,779 shares,
    respectively                                         83,469          83,446
   Additional paid-in capital                                16              16
   Less treasury stock, 116,100 and 109,800
    shares, respectively                                   (117)           (111)
   Accumulated other comprehensive loss                  (1,606)         (1,946)
   Accumulated deficit                                  (87,541)        (88,207)
                                                  -------------   -------------
      Total stockholders' equity                          6,113           5,090
                                                  -------------   -------------
   Total liabilities and stockholders' equity     $     118,359   $     121,356
                                                  =============   =============

See accompanying notes to unaudited condensed consolidated financial statements.

                     SPACEHAB, INCORPORATED AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Operations

                                                           (Unaudited)
                                                           Three Months
(In thousands, except share data)                       Ended September 30,
                                                   ---------------------------
                                                        2003          2002
                                                   -------------  ------------
Revenue                                            $      18,850  $     26,812
Costs of revenue                                          13,527        21,634
                                                   -------------  ------------
Gross profit                                               5,323         5,178
                                                   -------------  ------------
Operating expenses
   Selling, general and administrative                     2,932         3,414
   Research and development                                   --            14
                                                   -------------  ------------
      Total operating expenses                             2,932         3,428
                                                   -------------  ------------
      Income from operations                               2,391         1,750
Interest expense                                          (1,740)       (1,859)
Interest and other income, net                                33             9
                                                   -------------  ------------
Income (loss) before income taxes                            684          (100)
Income tax (expense) benefit                                 (18)            6
                                                   -------------  ------------
   Net income (loss)                               $         666  $        (94)
                                                   =============  ============
Income (loss) per share
Net income (loss) per share - basic                $        0.05  $      (0.01)
                                                   =============  ============
Shares used in computing net income
 (loss) per share - basic                             12,370,955    12,154,465
                                                   =============  ============
Net income (loss) per share - diluted              $        0.05  $      (0.01)
                                                   =============  ============
Shares used in computing net income (loss)
 per share - diluted                                  13,745,450    12,154,465
                                                   =============  ============

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Cash Flows

                                                          Three Months Ended
(In thousands)                                               September 30,
                                                          2003          2002
                                                       ----------    ----------
Operating activities                                   $      666    $      (94)
   Net income (loss)
   Adjustments to reconcile net income (loss) to
    net cash (used in) provided by
    operating activities
   Depreciation and amortization                            1,527         3,141
   Changes in assets and liabilities
      (Increase) in accounts receivable                    (1,929)         (808)
      (Increase) in prepaid expenses
       and other current assets                              (368)         (445)
      Decrease (increase) in other assets                     208          (550)
      (Decrease) in deferred revenue                       (1,393)       (2,111)
      (Decrease) increase in accounts payable,
       accrued expenses and accounts payable- EADS           (832)        1,479
      (Decrease) in accrued subcontracting
       services and other                                     (53)         (216)
                                                       ----------    ----------
      Net cash (used in) provided by
       operating activities                                (2,174)          396
                                                       ----------    ----------
Investing activities
   Payments for flight assets under construction              (49)         (109)
   Payments for building under construction                  (307)           --
   Purchases of property, equipment and
    leasehold improvements                                     --           (11)
   Proceeds received from sale of property
    and equipment                                              11           125
   Proceeds from sale of investments                        2,569            --
   Decrease in restricted cash                                 --           549
                                                       ----------    ----------
      Net cash provided by investing activities             2,224           554
                                                       ----------    ----------
Financing activities
   Payment of loan payable                                     --           (42)
   Proceeds from issuance of common stock                      23            47
   Purchase of treasury stock                                  (6)           --
   Proceeds from (repayment of) revolving
    loan payable, net                                         497        (1,420)
   Repayment of mortgage loan                                (538)         (494)
   Payment of convertible note payable
    to stockholder                                         (1,327)         (612)
                                                       ----------    ----------
      Net cash  (used in) financing activities             (1,351)       (2,521)
                                                       ----------    ----------
      Net change in cash and cash equivalents              (1,301)       (1,571)
   Cash and cash equivalents at beginning
    of period                                               1,301         2,145
                                                       ----------    ----------
   Cash and cash equivalents at end of period          $       --    $      574
                                                       ==========    ==========

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and subsidiaries ("SPACEHAB" or the "Company") as of September 30, 2003, and the results of its operations and cash flows for the three month periods ended September 30, 2003 and 2002. However, the consolidated financial statements are unaudited, and do not include all related footnote disclosures. Certain amounts presented for prior periods have been reclassified to conform with the fiscal year 2004 presentation.

The consolidated results of operations for the three month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year. The Company's results of operations have fluctuated significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

The Company's cash and short-term investments are approximately $11.5 million as of September 30, 2003 of which approximately $0.6 million is restricted pursuant to the Company's revolving loan payable. Management believes that the Company has sufficient liquidity to fund ongoing operations for at least the remainder of this fiscal year but may experience a reduction in cash balances during fiscal year 2004 to fund its operating and financing activities. The Company also expects to utilize existing cash and any potential payment from U.S. National Aeronautics and Space Administration ("NASA") to support strategies for new business initiatives and reduce debt service requirements. However, under certain scenarios the Company could be facing liquidity concerns after the end of fiscal year 2004.

2.  Earnings per Share

(in thousands except per share data)

                                         Three months ended                     Three months ended
                                         September 30, 2003                     September 30, 2002
                               -------------------------------------  -------------------------------------
                                 Income        Shares      Per Share    Income        Shares      Per Share
                               (Numerator)  (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                               -------------------------------------  -------------------------------------
Basic EPS:
Income (loss) available to
 common stockholders           $       666     12,370,955  $    0.05  $      (94)     12,154,465  $   (0.01)
Effect of dilutive
securities:
   Convertible notes payable            --             --         --          --              --         --
   Options and warrants                 --         41,161         --          --              --         --
Convertible preferred shares            --      1,333,334         --          --              --         --
                               -------------------------------------  -------------------------------------
Diluted EPS:
Income (loss) available to
 common stockholders
                               $       666     13,745,450  $    0.05  $      (94)     12,154,465  $   (0.01)
                               =====================================  =====================================

Convertible notes payable outstanding as of September 30, 2003, convertible into 4,642,202 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the three months ended September 30, 2003 and 2002, as the inclusion of the converted notes would be anti-dilutive for these periods.

Options to purchase 2,100,582 shares of common stock, at prices ranging from $0.93 to $12.00 per share, were outstanding at September 30, 2003 but were not included in diluted EPS as the option prices were greater than the average market price of the common shares during the three months ended September 30, 2003. The options expire between October 9, 2003 and August 7, 2013.

Options to purchase 361,000 shares of common stock at $0.70 per share were outstanding as of September 30, 2002, but were not included in the computation of diluted EPS as the inclusion of these options would be anti-dilutive for the three months ended September 30, 2002. These options expire on September 17, 2012.

Options to purchase 2,185,650 shares of common stock, at prices ranging from $1.15 to $14.00 per share, were outstanding at September 30, 2002 but were not included in diluted EPS as the option prices were greater than the average market price of the common shares during the three months ended September 30, 2002. The options expire between October 9, 2002 and July 23, 2011.

3.  Revenue Recognition

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

4.  Statements of Cash Flows - Supplemental Information

(a) Cash paid for interest costs was $0.4 million for the three months ended September 30, 2003 and 2002. The Company did not capitalize any interest costs during the three months ended September 30, 2003 and 2002.

(b) The Company paid no income taxes during the three months ended September 30, 2003 and 2002.

5.  Credit Facilities

On November 15, 2001 the Company entered into an agreement with Alenia Spazio S.P.A. ("Alenia") to restructure the terms of its $11.9 million debt. The terms of the restructure provide for a $3.0 million payment of principal and interest on December 31, 2001 and quarterly amortization of the remaining principal beginning March 2002 through December 2003. In addition, the interest rate was reduced to 8% effective January 1, 2002. The outstanding balance is $0.7 million as of September 30, 2003.

On August 29, 2002 the Company entered into a $5.0 million line of credit with a new financial institution. This credit facility replaced a previous credit facility which was repaid and expired on July 31, 2002. The term of this new credit facility is through August 28, 2005. As of September 30, 2003, $0.5 million was drawn on this line of credit. Covenants include a liquidity ratio and a limited pledge of $5.6 million of the Company's investment account. Short-term investments are restricted under the pledge agreement. The restriction on the Company's investment balance is limited to 111% of the Company's borrowings on the line of credit.

On August 30, 2001, SPACEHAB's Astrotech subsidiary completed a $20.0 million financing of its satellite processing facility expansion project in Titusville, Florida with a financial institution. The proceeds of this financing were used to complete the construction of the payload processing facility and supporting infrastructure. The loan is collateralized primarily by the multi-year payload processing contracts with The Boeing Company ("Boeing") and

Lockheed Martin Corporation ("Lockheed Martin"). Interest accrues on the outstanding principal balance at a LIBOR-based rate, adjustable quarterly. The loan matures on January 15, 2011. The loan was converted from a construction loan to a term loan on December 31, 2001. Amortization of loan principal began on January 15, 2002 and continues on a quarterly basis through the loan maturity date. For the three months ended September 30, 2003, approximately $0.5 million of principal was repaid and the remaining balance is $16.5 million (see note 9).

In conjunction with this financing, a swap agreement was required to be entered into to provide for a fixed rate of interest under the loan commitment beginning January 15, 2002. The fixed rate of interest on the outstanding principal balance is 5.62% plus 225 basis points. The value of the swap agreement increased by approximately $0.3 million during the three months ended September 30, 2003 due to increases in the market rate of interest and is recorded in other comprehensive loss. The objective of the hedge was to eliminate the variability of cash flows in the interest payments for the total amount of the variable rate debt, the sole source of which is due to changes in the USD-LIBOR-BBA interest rate. Changes in the cash flows of the interest rate swap are expected to exactly offset the changes in cash flows attributable to fluctuations in the USD-LIBOR-BBA interest rates on the total variable rate debt. The fair value of the swap agreement was a liability of approximately $1.6 million and $1.9 million as of September 30, 2003 and June 30, 2003, respectively, and is recorded in other comprehensive loss in the statement of stockholders' equity. The comprehensive income (loss) for the three months ended September 30, 2003 and 2002 was $1.0 million and $(0.9) million, respectively. Comprehensive income (loss) is the sum of net income (loss) and other comprehensive income (loss).

6.  Segment Information

Based on its organization, the Company operates in four business segments:
SPACEHAB, now designated SPACEHAB Flight Services ("SFS"), SPACEHAB Government Services ("SGS"), Astrotech and SMI. SFS was founded to commercially develop space habitat modules to operate in the cargo bay of the Space Shuttles. SFS provides access to the modules and integration and operations support services for both NASA and commercial customers. SGS is primarily engaged in providing engineering services and products to the Federal government and NASA. Astrotech provides payload processing facilities to serve the satellite manufacturing and launch services industry. Astrotech currently provides launch site preparation of flight ready satellites to major U.S. space launch companies and satellite manufacturers. SMI was established in April 2000, to develop space themed commercial business activities.

On April 3, 2003, the Company changed the name of its Johnson Engineering subsidiary to SPACEHAB Government Services, Incorporated to more appropriately reflect the subsidiary's strategic direction of operating in the government business section. As part of the realignment of the Company's operating units, the Strategic Programs operating unit, which was included in the Other Segment, was moved into SGS in the fourth quarter of the Company's fiscal year ended June 30, 2003. Segment amounts have been restated based on the revised reporting structure.

The Company's chief operating decision maker utilizes both revenue and income
(loss) before income taxes, including allocated interest based on the investment in the segment, in assessing performance and making overall operating decisions and resource allocations. As such, taxes and corporate overhead have not been allocated from SFS to the various segments.

Three Months Ended September 30, 2003

                                         Income (Loss)      Net     Depreciation
                                            Before         Fixed        And
                              Revenue    Income Taxes     Assets    Amortization
                              --------------------------------------------------
SPACEHAB Flight Services      $ 11,777  $         (107)  $  34,235  $        893
SPACEHAB Government Services     3,533            (238)        220            22
Astrotech                        3,373           1,062      48,151           502
SMI                                167             (33)         --            --
                              --------------------------------------------------
                              $ 18,850  $          684   $  82,606  $      1,417
                              ==================================================

Three Months Ended September 30, 2002

                                         Income (Loss)      Net     Depreciation
                                            Before         Fixed        And
                              Revenue    Income Taxes      Assets   Amortization
                              --------------------------------------------------
SPACEHAB Flight Services      $ 12,367  $       (1,006)  $ 122,096  $      2,150
SPACEHAB Government Services    11,475             670       1,156           271
Astrotech                        2,846             318      49,477           525
SMI                                124             (82)         64            65
                              --------------------------------------------------
                              $ 26,812  $         (100)  $ 172,793  $      3,011
                              ==================================================

7.  Stock - Based Compensation

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

Had compensation costs for the Company's stock options been determined based on SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been as follows (in thousands, except per share amounts).

                                             Three Months
                                          Ended September 30,
                                        -----------------------
                                           2003         2002
                                        -----------------------
Net income (loss), as reported          $      666   $      (94)
Deduct:  Total stock-based
 compensation expense
 determined under fair value based
 method (SFAS No. 123) for all
 awards, net of related tax effects            (91)        (151)
                                        -----------------------
Pro forma net income (loss)             $      575   $     (245)
Earnings (loss) per share:
   Basic - as reported                  $     0.05   $    (0.01)
   Diluted - as reported                $     0.05   $    (0.01)
   Basic - pro forma                    $     0.05   $    (0.02)
   Diluted - pro forma                  $     0.04   $    (0.02)

8.  Stock Repurchase

On March 25, 2003 the Board of Directors authorized the Company to repurchase up to $1.0 million of the Company's outstanding common stock at market prices. Any purchases under the Company's stock repurchase program may be made from time-to-time, in the open market, through block trades or otherwise in accordance with applicable regulations of the Securities and Exchange Commission. For the three months ended September 30, 2003, the Company repurchased 6,300 shares at a cost of $5,825.

9.  Subsequent Events

On October 1, 2003, Astrotech was notified by The Boeing Company ("Boeing") that effective October 1, 2003 it would exercise its right under the contract with Astrotech to terminate its payload processing contract. Astrotech was in full compliance with the contract terms at the time of the termination. Boeing indicated that the decision to terminate was based on the downturn of the commercial expendable launch market rather than due to performance related considerations. Under the terms of the contract termination provision, Boeing will pay Astrotech $17.5 million. Astrotech will use the proceeds from the termination payment to service the mortgage on Astrotech's Titusville, Florida facility and repay funds used to complete construction of the unique five-meter class Spacecraft Processing Facility ("SPF"). Astrotech is in the process of evaluating options available for repayment of the loan. Astrotech's SPF mortgage is approximately $16.5 million as of September 30, 2003. The Company will perform a goodwill impairment test in the second quarter of fiscal year 2004 in accordance with SFAS No. 142, Goodwill and Intangible Assets. Astrotech's net goodwill balance is approximately $2.5 million as of September 30, 2003.

On October 1, 2003, the Company announced that it will be closing its corporate office in Washington, D.C. and consolidating those operations into its headquarters in Houston, Texas. The Company has initiated these actions as part of its continuing efforts to further reduce operating expenses and improve profitability. The Company expects to complete this transition by December 31, 2003. The Company intends to sublease its Washington, D.C. facility which is under lease through May 31, 2006.

On November 5, 2003, NASA notified the Company that it was not awarded the ISS Mission Integration contract. Additionally, the Boeing team's bid for the Cargo Mission contract with NASA, of which SGS was a subcontractor, was not selected for contract award. As the result of the loss of these contract awards, the Company intends to make significant adjustments to its staffing and cost base structure during the second fiscal quarter of 2004. The Company will perform a goodwill impairment test in the second quarter of fiscal year 2004 in accordance with SFAS No. 142, Goodwill and Intangible Assets. SGS's net goodwill balance is approximately $5.7 million as of September 30, 2003.

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

SPACEHAB Flight Services ("SFS") generates revenue by providing a turnkey service that includes access to the modules and unpressurized cargo carriers and integration and operations support to scientists and researchers responsible for the experiments and/or logistics supplies for module missions aboard the Space Shuttle. Revenue generated under the Research and Logistics Mission Support ("REALMS") Contract, and under new contract awards for which the capability to successfully estimate costs and complete the contract can be demonstrated at contract inception, is recognized under the percentage-of-completion method and is being reported based on costs incurred over the period of the contract.

SPACEHAB Government Services primarily operated under the Flight Crew System Development ("FCSD") Contract which was a $399.1 million multi-task cost-plus award and incentive-fee contract. The contract commenced in May 1993 and concluded in April 2003. Portions of the contract were under recompete and those portions were awarded to another bidder and transitioned to that successful bidder in April 2003. Two of the original seven FCSD tasks remain under new contracts with SGS. Those contracts are the Configuration Management Contract ("CM") and the Stowage Engineering and Decal Contract ("SEDC"). SGS performs services under a cost-plus award and incentive-fee contracts directed by NASA.

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

The Company's revenues for the three months ended September 30, 2003 and 2002 were generated primarily from the REALMS contract and contracts with related commercial customers in the SFS segment, the remaining contracts under the FCSD contract in the SGS segment and the contracts with The Boeing Company ("Boeing") and Lockheed Martin Corporation in the Astrotech segment. Revenues for SMI were immaterial for the three months ended September 30, 2003 and 2002.

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

In July 2003 the Company submitted a detailed claim in draft to NASA for recovery of its RDM investment in the amount of $87.0 million. The claim is anticipated to be revised in the second quarter of fiscal year 2004 to incorporate the findings of the Columbia Accident Investigation Board, and upon revision will be refiled with NASA. The Company believes it has a basis for recovery of the loss from NASA but there can be no assurance as to the timing or the amount, if any, to be received from the claim. Upon resolution of the claim, any proceeds from NASA would be recorded in the period in which the claim is resolved.

Based on public statements made by NASA, the Company believes the Shuttle will return to flight; however, that return is currently expected to be no earlier that September or October 2004.

SPACEHAB's Space Flight Services business unit is continuing its operations, preparing for the STS-114, STS-116 and STS-118 missions. SPACEHAB is providing a cargo carrier, known as the External Stowage Platform 2, or ESP2, that will be deployed and permanently mounted to the orbiting International Space Station ("ISS"). The Company continues to support two additional ISS resupply missions, STS-116 and STS-118. The Company is currently in negotiations with NASA for equitable adjustments on its three scheduled missions due to the launch date slippage in accordance with its REALMS contract. The equitable adjustments available under its contract with NASA will compensate the Company for the additional costs incurred during the extended period of delay in NASA's return to flight.

On October 1, 2003, Astrotech was notified by Boeing that effective October 1, 2003 it would exercise its right under the contract with Astrotech to terminate its payload processing contract. Astrotech was in full compliance with the contract terms at the time of the termination. Boeing indicated that the decision to terminate was based on the downturn of the commercial expendable launch market rather than due to performance related considerations. Under the terms of the contract termination provision, Boeing will pay Astrotech $17.5 million. Astrotech will use the proceeds from the termination payment to service the mortgage on Astrotech's Titusville, Florida facility and repay funds used to complete construction of the unique five-meter class Spacecraft Processing Facility ("SPF"). Astrotech is in the process of evaluating options available for repayment of the loan. Astrotech's SPF mortgage is approximately $16.5 million as of September 30, 2003. The contract termination will reduce Astrotech's backlog by $34.9 million to $15.0 million as of October 1, 2003. The Company will perform a goodwill impairment test in the second quarter of fiscal year 2004 in accordance with SFAS No. 142, Goodwill and Intangible Assets. Astrotech's net goodwill balance is approximately $2.5 million as of September 30, 2003.

On November 5, 2003, NASA notified the Company that it was not awarded the ISS Mission Integration contract. Additionally, the Boeing team's bid for the Cargo Mission contract with NASA, of which SGS was a subcontractor, was not selected for contract award. As the result of the loss of these contract awards, the Company intends to make significant adjustments to its staffing and cost base structure during the second fiscal quarter of 2004. The Company will perform a goodwill impairment test in the second quarter of fiscal year 2004 in accordance with SFAS No. 142, Goodwill and Intangible Assets. SGS's net goodwill balance is approximately $5.7 million as of September 30, 2003.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.

Revenue. Revenue decreased approximately 30% to $18.9 million as compared to $26.8 million for the three months ended September 30, 2003 and 2002, respectively. For the three months ended September 30, 2003 revenue of $11.8 million was recognized from the REALMS contract with NASA and with related commercial customers, $3.5 million from SGS primarily under the CM and SEDC contracts, $3.4 million from Astrotech and $0.2 million from SMI, primarily from the Space Store. In contrast, for the three months ended September 30, 2002 revenue of $12.4 million was recognized from the REALMS contract with NASA and with related commercial customers, $11.5 million from SGS primarily under the FCSD contract, $2.8 million from Astrotech and $0.1 million from SMI, primarily from the Space Store. The decrease in revenue under the REALMS contract and related commercial customers is attributable to the mix of missions under contract and the temporary grounding of the Shuttle fleet due to the STS-107 accident. Revenue at SGS decreased due to the loss of significant portions of the FCSD contract in the third fiscal quarter of fiscal year 2003. Astrotech's revenue increase is due primarily due to two payload processing missions completed in the period ended September 30, 2003 as compared to three missions under integration efforts, not completed, in the same period ended September 30, 2002.

Costs of Revenue. Costs of revenue for the three months ended September 30, 2003 decreased by 37% to $13.5 million, as compared to $21.6 million for the prior year's quarter. For the three months ended September 30, 2003, integration and operations costs for the REALMS and related commercial customer contracts were $8.0 million, $3.1 million for SGS, $1.2 million for Astrotech payload processing and $0.1 million for SMI. Costs of revenue also includes $1.1 million of depreciation expense. In contrast, for the three months ended September 30, 2002, integration and operations costs for the REALMS and related commercial customer contracts were $7.8 million, $10.0 million for SGS, $1.4 million for Astrotech payload processing and $0.1 million for SMI. Costs of revenue also include $2.3 million of depreciation expense. Integration and operations costs for the REALMS and related commercial customer contracts increased slightly but less revenue was recognized primarily as the result of the margin on the costs incurred due to the temporary grounding of the Shuttle fleet due to the STS-107 accident. SGS's costs decreased due to the loss of significant portions of the FCSD contract in the third fiscal quarter of fiscal year 2003. Astrotech's costs decreased from the three months ended September 30, 2002 due primarily to decreased expenses associated with reimbursable costs at Astrotech's Florida facility. The decrease in depreciation expense was primarily related to the loss of the Research Double Module ("RDM") in the STS-107 accident in February 2003.

Operating Expenses. Operating expenses decreased 14% to approximately $2.9 million for the three months ended September 30, 2003 as compared to approximately $3.4 million for the three months ended September 30, 2002.

Selling, general and administrative expenses decreased as compared to the same period last year primarily due to the elimination of $0.4 million compensation and benefit expenses as the result of staff reductions. The remaining decrease in selling, general and administrative expenses was primarily the result of continuing cost reductions and a decrease in depreciation expense as certain assets were fully depreciated as of June 30, 2003.

Research and development expenses were immaterial for the three months ended September 30, 2003 and 2002 as the Company continued to emphasize utilizing its existing assets base and limiting new investments in research and development.

Interest and Other Expense. Interest expense was approximately $1.7 million for the three months ended September 30, 2003 and approximately $1.9 million for the three months ended September 30, 2002. The decrease is due primarily to the reduction in the Company's debt. No interest costs were capitalized during the three months ended September 30, 2003 and 2002.

Interest and Other Income. Interest and other income was immaterial for the three months ended September 30, 2003 and 2002. Interest income is earned on the Company's short-term investments.

Income Taxes. Based on the Company's projected taxable status for fiscal year 2004, the Company recorded a nominal tax expense for the three months ended September 30, 2003. A tax benefit was recorded for the quarter ended September 30, 2002.

Net Income (Loss). Net income for the three months ended September 30, 2003 was approximately $0.7 million or $0.05 per share basic and diluted EPS on 12,370,955 shares and 13,745,450 shares, respectively, as compared to a net loss of $0.1 million or $0.01 per share (basic and diluted EPS) on 12,154,465 shares for the three months ended September 30, 2002.

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

The Company's primary source of liquidity is cash flow from operations and short-term investments. The principal uses of cash flow that affect the Company's liquidity position include both operational expenditures and debt service payments. Management is focused on increasing the Company's cash flow and on managing cash effectively through limiting cash investments in long-term assets.

The Company currently maintains a working capital line of credit facility totaling $5.0 million in order to ensure appropriate levels of liquidity. As of September 30, 2003, amounts unused and available under this credit facility were $4.5 million.

Cash Flows From Operating Activities. Cash (used in) provided by operations for the three months ended September 30, 2003 and 2002 was ($2.2) million and $0.4 million respectively. For the three months ended September 30, 2003, the significant items affecting cash used in operating activities were an increase in accounts receivable of $1.9 million and a decrease in deferred revenue of $1.4 million. Accounts payable, accrued expenses and accounts payable-EADS decreased by $0.8 million. For the three months ended September 30, 2002, the significant items affecting cash provided by operating activities were depreciation and amortization of $3.1 million and a decrease in deferred revenue of $2.1 million. Accounts receivable increased $0.8 million and accounts payable, accrued expenses, and accounts payable- EADS increased $1.5 million.

Cash Flows From Investing Activities. For the three months ended September 30, 2003 and 2002, cash flows provided by investing activities were $2.2 million and $0.6 million, respectively. For the three months ended September 30, 2003 minor expenditures were made for flight assets while approximately $0.3 million was spent on property and equipment to support processing operations on upcoming government satellite missions. The Company expects to incur capital expenditures this fiscal year of approximately $1.3 million for all business units, including approximately $0.8 million of flight assets required to be replaced as a result of the STS-107 disaster. Cash flows from investing activities were primarily generated by the sale of $2.6 million of short-term investments during the period ended September 30, 2003. For the three months ended September 30, 2002 excess machinery and equipment was sold for $0.1 million which was offset by minor expenditures in flight assets and property and equipment of $0.1 million. In addition, cash that was restricted at June 30, 2002 is no longer restricted.

Cash Flows From Financing Activities. For the three months ended September 30, 2003 and 2002, cash flows used in financing activities were $1.4 million and $2.5 million, respectively. For the three months ended September 30, 2003 the Company paid $1.9 million of obligations under various credit agreements and borrowed $0.5 million under the revolving credit facility. For the three months ended September 30, 2002 the Company paid $2.6 million of obligations under various credit agreements.

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

Under this plan, the Company undertook extensive efforts to reduce cash required for both operations and capital investments. Additionally, the Company completed planned divesting of non-core assets. Development and construction of new assets is currently limited to those assets required to fulfill existing commitments under contracts and to replace certain flight assets as the result of the STS-107 disaster. The Company has no further on going commitments to fund development or construction of any other assets. The Company completed the planned restructuring of certain debt obligations and continues to focus on reducing its outstanding debt.

On March 25, 2003 the Board of Directors authorized the Company to repurchase up to $1.0 million of the Company's outstanding common stock at market prices. Any purchases under the Company's stock repurchase program may be made from time-to-time, in the open market, through block trades or otherwise in accordance with applicable regulations of the Securities and Exchange Commission. As of September 30, 2003, the Company had repurchased 116,100 shares at a cost of $117,320 under the program. The Company will continue to evaluate the stock repurchase program and the funds authorized for the program.

The Company was under contract with NASA to support the STS-107 mission on its Columbia orbiter. The mission utilized the Company's RDM flight asset. On February 1, 2003 the RDM was lost in the tragic STS-107 accident. The RDM was partially covered by commercial insurance. During the three months ended March 31, 2003 the Company received $17.7 million from commercial insurers. The Company does not plan on replacing the RDM. The Company has two additional modules available to support the Company's current NASA contracts. The Company has invested the majority of the commercial insurance proceeds in U.S. Treasury securities, Federal sponsored agencies and repurchase agreements collateralized by U.S. Treasury securities in order to safeguard capital and provide ready liquidity. In July 2003 the Company submitted a detailed claim in draft to NASA for recovery of its RDM investment in the amount of $87.0 million. The claim is anticipated to be revised in the second quarter of fiscal year 2004 to incorporate the findings of the Columbia Accident Investigation Board, and upon revision will be refiled with NASA. The Company believes it has a basis for recovery of the loss from NASA but there can be no assurance as to the timing or the amount, if any, to be received from the claim. Upon resolution of the claim, any proceeds from NASA would be recorded in the period in which the claim is resolved.

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

The Company's cash and short-term investments are approximately $11.5 million as of September 30, 2003 of which approximately $0.6 million is restricted pursuant to the Company's revolving loan payable. Management believes that the Company has sufficient liquidity to fund ongoing operations for at least the remainder of this fiscal year but may experience a reduction in cash balances during fiscal year 2004 to fund its operating and financing activities. The Company also expects to utilize existing cash and any potential payment from NASA to support strategies for new business initiatives and reduce debt service requirements. However, under certain scenarios the Company could be facing liquidity concerns after the end of fiscal year 2004.

The Company's contractual obligations as of September 30, 2003 are as follows:

                                                      Remaining
                                                         in:
                                                        Fiscal    Fiscal    Fiscal    Fiscal     Fiscal
                                      September 30,      Year      Year      Year      Year       Year
Contractual Obligations                  2003            2004      2005      2006      2007       2008     Thereafter
---------------------------------------------------------------------------------------------------------------------
Long-term Debt                        $      63,927         677        --        --        --     63,250   $       --
Mortgage Loan Payable                        16,540       1,680     2,412     2,625     2,529      1,734        5,560
Capital Leases                                  272         205        67        --        --         --           --
Operating Leases, Net                         8,726       2,018     3,026       579       259        (99)       2,943
                                      -------------------------------------------------------------------------------
Total Contractual Cash Obligations    $      89,465   $   4,580   $ 5,505   $ 3,204   $ 2,788   $ 64,885   $    8,503
                                      ===============================================================================
(Excluding interest payments)

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company has no material changes to the disclosure made on this matter in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

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

          99.2 Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          10.121 Second amendment to Finance and Security agreement, dated August 29, 2002, by and among Riggs Bank, N.A. and the Company, SPACEHAB Government Services, Inc. and Astrotech Space Operations, Inc.

     b)   Reports on Form 8-K.

          - The Company's earnings release for the period ended June 30, 2003 was filed on Form 8-K on August 29, 2003.

          - The Company's press release relative to the Boeing contract termination was filed on Form 8-K on October 23, 2003.

          -      The Company's earnings release for the period ended
                 September 30, 2003 was filed on Form 8-K on November 7, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SPACEHAB, INCORPORATED


Date: November 10, 2003                 /s/  Michael E. Kearney
                                        ----------------------------------------
                                        Michael E. Kearney
                                        President and Chief Executive Officer


                                        /s/  Julia A. Pulzone
                                        ----------------------------------------
                                        Julia A. Pulzone
                                        Senior Vice President, Finance
                                        and Chief Financial Officer

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


Date: November 10, 2003


                                        /s/  Michael E. Kearney
                                        ----------------------------------------
                                        Michael E. Kearney
                                        President and Chief Executive Officer

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


Date: November 10, 2003


                                        /s/   Julia A. Pulzone
                                        ------------------------------
                                        Julia A. Pulzone
                                        Senior Vice President, Finance
                                        and Chief Financial Officer