Form 10-Q
period 2003-12-31
SPACEHAB INC \WA\
filed 2004-02-13
CIK 1001907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 0-27206

SPACEHAB, Incorporated

12130 Galveston Road (Hwy 3)

Building 1

Webster, TX 77598

(713) 558-5000

Incorporated in the State of Washington	IRS Employer Identification Number 91-1273737

The number of shares of Common Stock outstanding as of the close of business on January 5, 2004:

Class	Number of Shares Outstanding
Common Stock	12,435,827

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

SPACEHAB, INCORPORATED AND SUBSIDIARIES

DECEMBER 31, 2003 QUARTERLY REPORT ON FORM 10-Q

TABLE O F CONTENTS

PART 1: FINANCIAL INFORMATION

Item 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)	December 31, 2003	June 30, 2003
	(unaudited)
ASSETS
Cash and cash equivalents	$5,873	$1,301
Restricted cash	1,734	—
Short-term investments	4,579	14,047
Restricted short-term investments	4,428	—
Accounts receivable, net	6,873	6,780
Prepaid expenses and other current assets	787	343

Total current assets	24,274	22,471
Property, plant, and equipment, net of accumulated depreciation and amortization of $50,368 and $48,700, respectively	81,311	83,689
Goodwill, net	—	8,274
Investment in Guigne, net	—	1,800
Other assets, net	4,353	5,122

Total assets	$109,938	$121,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Convertible notes payable to shareholder	677	2,004
Mortgage loan payable	1,833	2,218
Revolving loan payable	3,989	—
Accounts payable and accrued expenses	6,556	7,283
Accounts payable- EADS	3,526	7,824
Accrued subcontracting services	765	522
Deferred revenue	11,073	7,370
Other current liability	1,334	—

Total current liabilities	29,753	27,221
Accrued contract cost and other	195	255
Deferred revenue	1,407	8,734
Convertible subordinated notes payable	63,250	63,250
Mortgage loan payable	4,667	14,860
Other long-term liability	—	1,946

Total liabilities	99,272	116,266
Commitments and contingencies
Stockholders’ equity
Preferred Stock, no par value, convertible, authorized 2,500,000 shares, issued and outstanding 1,333,334 shares, (liquidation preference of $12,000)	11,892	11,892
Common stock, no par value, authorized 30,000,000 shares, issued and outstanding 12,551,827 and 12,484,779 shares, respectively	83,490	83,446
Additional paid-in capital	16	16
Less treasury stock, 116,100 and 109,800 shares, respectively	(117)	(111)
Accumulated other comprehensive loss	(542)	(1,946)
Accumulated deficit	(84,073)	(88,207)

Total stockholders’ equity	10,666	5,090

Total liabilities and stockholders’ equity	109,938	121,356

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except share data)	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Revenue	$32,816	$28,050	$51,666	$54,862
Costs of revenue	12,830	22,758	26,357	44,393

Gross profit	19,986	5,292	25,309	10,469

Operating expenses
Selling, general and administrative	3,403	2,667	6,335	6,083
Research and development	2	73	2	85
Goodwill impairment	8,274	—	8,274	—
Impairment of investment in Guigne	1,800	—	1,800	—

Total operating expenses	13,479	2,740	16,411	6,168

Income from operations	6,507	2,552	8,898	4,301
Interest expense	(2,859)	(1,839)	(4,599)	(3,699)
Interest and other income, net	42	(41)	75	(30)

Income before income taxes	3,690	672	4,374	572
Income tax (expense) benefit	(222)	503	(240)	509

Net income	$3,468	$1,175	$4,134	$1,081

Income per share
Net income per share – basic	$0.28	$0.10	$0.33	$0.09

Shares used in computing net income per share – basic	12,401,291	12,234,266	12,386,123	12,194,775

Net income per share – diluted	$0.25	$0.09	$0.30	$0.08

Shares used in computing net income per share – diluted	13,897,126	13,606,199	13,810,998	13,558,802

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended December 31,
(In thousands)	2003	2002
Operating activities
Net income	$4,134	$1,081
Adjustments to reconcile net income to net cash provided by operating activities
Goodwill impairment	8,274	—
Impairment of investment in Guigne	1,800	—
Loss on hedge investment	793	—
Amortization of debt placement costs	472	123
Depreciation and amortization	2,825	5,862
Loss on asset sales and write-offs	356	—
Changes in assets and liabilities
Increase in accounts receivable	(93)	(560)
Increase in prepaid expenses and other current assets	(444)	(258)
Decrease (increase) in other assets	205	(214)
Decrease in deferred revenue	(3,624)	(4,609)
Decrease in accounts payable and accrued expenses and accounts payable-EADS	(5,025)	(2,737)
Increase in accrued subcontracting services	243	4,315
Decrease in long-term contracts costs and other liabilities	(60)	—

Net cash provided by operating activities	9,856	3,003

Investing activities
Payments for flight assets under construction	(74)	(129)
Purchases of property, equipment and leasehold improvements	(684)	(497)
Proceeds received from sale of property and equipment	46	125
Proceeds from sale of investments	5,040	—
(Increase) decrease in restricted cash	(1,734)	549

Net cash provided by investing activities	2,594	48

Financing activities
Payment of loan payable	—	(85)
Proceeds from issuance of common stock	44	92
Purchase of treasury stock	(6)	—
Proceeds from (repayment of) revolving loan payable, net	3,989	(1,175)
Repayment of mortgage loan	(10,578)	(998)
Payment of convertible note payable to shareholder	(1,327)	(1,238)

Net cash used in financing activities	(7,878)	(3,404)

Net change in cash and cash equivalents	4,572	(353)
Cash and cash equivalents at beginning of period	1,301	2,145

Cash and cash equivalents at end of period	$5,873	$1,792

See accompanying notes to unaudited condensed consolidated financial statements

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, except as discussed elsewhere within, necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and subsidiaries (“SPACEHAB” or the “Company”) as of December 31, 2003, and the results of its operations and cash flows for the three and six months periods ended December 31, 2003 and 2002. However, the consolidated financial statements are unaudited, and do not include all related footnote disclosures. Certain amounts presented for prior periods have been reclassified to conform with the fiscal year 2004 presentation.

The consolidated results of operations for the three and six month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the full year. The Company’s results of operations have fluctuated significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

The Company’s cash and short-term investments were approximately $16.6 million as of December 31, 2003 of which approximately $6.2 million is restricted pursuant to the Company’s revolving loan payable and mortgage loan payable. Management believes that the Company has sufficient liquidity, including cash and short-term investments and cash anticipated or expected to be generated from operations to fund ongoing operations for at least the remainder of this fiscal year, but may experience a reduction in cash balances during fiscal year 2004 to fund its operating and financing activities. The Company also expects to utilize existing cash, cash anticipated from future operations and any potential proceeds from the U.S. National Aeronautics and Space Administration (“NASA”) in settlement of the Company’s claims related to losses in the space shuttle Columbia tragedy, to support strategies for new business initiatives and reduce debt service requirements. However, under certain scenarios the Company could be facing liquidity concerns after the end of fiscal year 2004.

In January 2004, the Company filed a formal proceeding with NASA seeking indemnification under the Company’s Research and Logistics Mission Support (“ReALMS”) contract with NASA in the amount of $87.7 million for the value of the Company’s Research Double Module (“RDM”) and related equipment that was destroyed during the STS-107 space shuttle Columbia accident. Upon resolution of the claim, any proceeds from NASA would be recorded in the period in which the claim is resolved. In January 2004, Lloyd’s of London (“Lloyd’s”), the Company’s insurer for the RDM, filed a complaint in the United States District Court for the Western District of Washington seeking the return of the $17.7 million Lloyd’s had paid to the Company under the RDM insurance policy alleging that the Company, among other things, breached the contracts of insurance by demanding and receiving the insurance proceeds before NASA had paid, or agreed to pay, the contractually obligated $8.0 million loss proceeds. The Company believes that Lloyd’s complaint is without merit and will respond to the complaint accordingly.

2. Earnings per Share

The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three and six month periods ended December 31, 2003 and 2002:

(in thousands, except per share data)

	Three months ended December 31, 2003			Three months ended December 31, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income available to common stockholders	$3,468	2,401,291	$0.28	$1,175	12,234,266	$0.10
Effect of dilutive securities:
Convertible notes payable	—	—	—	—	—	—
Options and warrants, using	—	—	—	—	—	—
the treasury stock method	—	162,501	—	—	38,599	—
Convertible preferred shares	—	1,333,334	—	—	1,333,334	—

Diluted EPS:
Income available to common stockholders	$3,468	13,897,126	$0.25	$1,175	13,606,199	$0.09

	Six months ended December 31, 2003			Six months ended December 31, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income available to common stockholders	$4,134	2,386,123	$0.33	$1,081	12,194,775	$0.09
Effect of dilutive securities:
Convertible notes payable	—	—	—	—	—	—
Options and warrants, using	—	—	—	—	—	—
the treasury stock method	—	91,541	—	—	30,693	—
Convertible preferred shares	—	1,333,334	—	—	1,333,334	—

Diluted EPS:
Income available to common stockholders	$4,134	13,810,998	$0.30	$1,081	13,558,802	$0.08

Convertible notes payable outstanding as of December 31, 2003, convertible into 4,642,202 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the three and six months ended December 31, 2003 and 2002, as the inclusion of the converted notes would be anti-dilutive for these periods.

Options to purchase 1,592,065 shares of common stock, at prices ranging from $1.69 to $12.00 per share, were outstanding at December 31, 2003 but were not included in diluted EPS as the option prices were greater than the average market price of the common shares during the three months ended December 31, 2003. The options expire between July 13, 2004 and February 12, 2011.

Options to purchase 1,697,065 shares of common stock, at prices ranging from $1.06 to $12.00 per share, were outstanding at December 31, 2003 but were not included in diluted EPS as the option prices were greater than the average market price of the common shares during the six months ended December 31, 2003. The options expire between July 13, 2004 and May 1, 2013.

Options to purchase 1,974,594 shares of common stock, at prices ranging from $0.93 to $14.00 per share, were outstanding at December 31, 2003 but were not included in diluted EPS as the option prices were greater than the average market price of the common shares during the three months ended December 31, 2003. The options expire between March 11, 2003 and July 23, 2011.

Options to purchase 1,944,594 shares of common stock, at prices ranging from $1.15 to $14.00 per share, were outstanding at December 31, 2003 but were not included in diluted EPS as the option prices were greater than the average market price of the common shares during the six months ended December 31, 2003. The options expire between March 11, 2003 and July 23, 2011.

3. Revenue Recognition

SPACEHAB recognizes revenue employing several accepted revenue recognition methodologies across its business segments. The methodology used is based on contract type and the manner in which products and services are provided. Revenue generated by SPACEHAB Flight Services (“SFS”) under the ReALMS contract and for all other contract awards for which the capability to successfully complete the contract can be reasonably assured and costs at completion can be reliably estimated at contract inception, is recognized under the percentage-of-completion method based on costs incurred over the period of the contract. Revenue generated by SPACEHAB Government Services (“SGS”) is primarily derived from cost-plus award/fixed fee contracts, whereby revenue is recognized to the extent of reimbursable costs incurred plus award/fixed fee. Award fees which provide earnings based on the Company’s contract performance, as determined by NASA evaluations, are recorded when the amounts can be reasonably estimated or awarded. Changes in estimated costs to complete and provisions for contract losses and estimated amounts recognized as award fees are recognized in the period they become known. Revenue generated by Astrotech Space Operations, Inc’s. (“Astrotech”) payload processing services is recognized ratably over the occupancy period of the satellite while in the Astrotech facilities. For the multi-year contracts with The Boeing Company (“Boeing”) and Lockheed Martin Corporation (“Lockheed Martin”), revenue is billed on a quarterly basis and recognized on a monthly basis according to costs incurred. Space Media, Incorporated (“SMI”) recognizes revenue using a standard retail sales approach.

In the period ended December 31, 2003, the Company recognized revenue of approximately $17.5 million due to the termination by Boeing of its payload processing contract with Astrotech. The Company also recognized revenue of approximately $1.6 million due to NASA’s decision to terminate its contract for mission STS-112, a research mission. In a prior fiscal year, the Company had completed and was paid a milestone payment in excess of revenue recognized for that mission. As the Company has no future performance required under the contract, the balance of the milestone payment was recognized as revenue.

Business Segment	Services/Products Provided	Contract Type	Method of Revenue Recognition
SFS	Commercial Space Habitat Modules, Integration & Operations Support Services	Firm Fixed Price	Percentage-of-completion based on costs incurred

SGS	Configuration Management, Engineering Services	Cost Plus Award/Fixed Fee	Reimbursable costs incurred plus award/fixed fee

Business Segment	Services/Products Provided	Contract Type	Method of Revenue Recognition

Astrotech	Payload Processing Facilities	Firm Fixed Price – Mission Specific Firm Fixed Price –Guaranteed Number of Missions	Ratably, over the occupancy period of a satellite within the facility. For multi-year contract payments recognized monthly for cost incurred

SMI	Space-Themed Commercial Products/Activities	Retail	Internet and retail sales recognized when goods are shipped

4. Statements of Cash Flows - Supplemental Information

(a) Cash paid for interest costs was $3.3 million and $3.4 million for the six months ended December 31, 2003 and 2002 respectively. The Company did not capitalize any interest costs during the six months ended December 31, 2003 or 2002.

(b) The Company paid no income taxes during the six months ended December 31, 2003 and 2002.

5. Credit Facilities

On November 15, 2001 the Company entered into an agreement with Alenia Spazio S.P.A. (“Alenia”) to restructure the terms of its $11.9 million debt. The terms of the restructure provided for a $3.0 million payment of principal and interest on December 31, 2001 and quarterly amortization of the remaining principal beginning March 2002 through December 2003. In addition, the interest rate was reduced to 8% effective January 1, 2002. The outstanding balance was $0.7 million as of December 31, 2003. The final payment under the agreement will be made simultaneously with delivery of the cancelled note and the release of collateral. Alenia is in the process of preparing the documentation required to complete the repayment and the Company anticipates the note will be cancelled in the third quarter of this fiscal year.

On August 29, 2002 the Company entered into a $5.0 million line of credit with a new financial institution. This credit facility replaced a previous credit facility which was repaid and expired on July 31, 2002. The term of this new credit facility is through August 28, 2005. As of December 31, 2003, $4.0 million was drawn on this line of credit. Covenants include a liquidity ratio and a limited pledge of $5.6 million of the Company’s investment account. The restriction on the Company’s investment balance is limited to 111% of the Company’s borrowings on the line of credit. Short-term investments of $4.4 million are restricted under the pledge agreement as of December 31, 2003.

On August 30, 2001, SPACEHAB’s Astrotech subsidiary completed a $20.0 million financing of its satellite processing facility expansion project in Titusville, Florida with a financial institution. The proceeds of this financing were used to complete the construction of the payload processing facility and supporting infrastructure. The loan is collateralized primarily by the multi-year payload processing contracts with Boeing and Lockheed Martin. Interest accrues on the outstanding principal balance at a LIBOR-based rate, adjustable quarterly. The loan was scheduled to mature on January 15, 2011. The loan was converted from a construction loan to a term loan on December 31, 2001. Amortization of loan principal began on January 15, 2002 on a quarterly basis through the loan maturity date.

On October 1, 2003, Astrotech was notified by Boeing that it was exercising its termination rights under the contract agreement with Astrotech for payload processing support services for the Delta launch vehicle program. Astrotech was in full compliance with the contract terms at the time of the termination. Boeing indicated that the decision to terminate was based on the downturn of the commercial expendable launch market rather than due to performance related considerations. Under the contract termination provision, Boeing paid Astrotech $17.5 million representing future contract payments previously used to collateralize the obligation. On December 31, 2003 the Company repaid $9.5 million of principal on the debt.

The loan agreement was amended on January 29, 2004, whereby the maturity date was shortened to January 2007, the interest rate was fixed at 5.5% and the hedge requirement was eliminated. For the six months ended December 31, 2003, approximately $10.6 million of principal was repaid and the outstanding balance is $6.5 million. As of December 31, 2003, $1.7 million of cash was temporarily restricted pending resolution of the loan amendment. The components of the restricted cash are $1.3 million to retire the hedge liability and $0.4 million to provide for the next principal payment.

In conjunction with the original financing, a swap agreement was required to be entered into to provide for a fixed rate of interest under the loan commitment beginning January 15, 2002. The fixed rate of interest on the outstanding principal balance was 5.62% plus 225 basis points. The objective of the swap was to eliminate the variability of cash flows in the interest payments for the total amount of the variable rate debt, the sole source of which is due to changes in the USD-LIBOR-BBA interest rate. Due to the repayment of the Boeing portion of this debt, a portion of the swap was no longer effective as a hedge. The unrealized loss in other comprehensive loss for the portion of the debt that was repaid in December 2003 was recorded as interest expense at December 31, 2003 in the amount of $0.8 million. The Company also recognized interest expense of $0.4 million for the unamortized debt placement costs related to the debt repayment in the period ended December 31, 2003. The Company will recognize as additional interest expense, the unamortized debt placement costs of $0.2 million and the balance of the deferred loss on the swap in other comprehensive loss of $0.5 million in the third quarter in connection with the amendment of the loan agreement. The comprehensive income for the three months ended December 31, 2003 and 2002 is $4.5 million and $1.2 million, respectively. The comprehensive income for the six months ended December 31, 2003 and 2002 is $5.5 million and $0.2 million, respectively. Comprehensive income is the sum of net income and other comprehensive income (loss).

6. Segment Information

Based on its organization, the Company operates in four business segments: SFS, SGS, Astrotech and SMI. SFS was founded to commercially develop space habitat modules to operate in the cargo bay of the space shuttles. SFS provides access to the modules and integration and operations support services for both NASA and commercial customers. SGS is primarily engaged in providing configuration management, engineering services, and products to the Federal government and NASA. Astrotech provides payload processing support services and facilities for the satellite manufacturing and launch services industry. Astrotech currently provides launch site preparation of flight-ready satellites to major U.S. space launch companies and satellite manufacturers. SMI was established in April 2000 to develop space-themed commercial business activities.

On April 3, 2003, the Company changed the name of its Johnson Engineering subsidiary to SPACEHAB Government Services, Incorporated to more appropriately reflect the subsidiary’s strategic direction of operating in the government business section. As part of the realignment of the Company’s operating units, the Strategic Programs operating unit, which was included in the Other Segment, was moved into SGS in the fourth quarter of the Company’s fiscal year ended June 30, 2003. Segment amounts have been restated based on the revised reporting structure.

The Company’s chief operating decision maker utilizes both revenue and income (loss) before income taxes, including allocated interest based on the investment in the segment, in assessing performance and making overall operating decisions and resource allocations. Taxes and corporate overhead have not been allocated from SFS to the various segments.

(in thousands)

Three Months Ended December 31, 2003

	Revenue	Income (Loss) Before Income Taxes	Net Fixed Assets	Depreciation And Amortization
SPACEHAB Flight Services	$10,594	$(3,518)	$33,321	$901
SPACEHAB Government Services	3,243	(5,169)	138	16
Astrotech	18,739	12,354	47,852	492
SMI	240	23	—	—

	$32,816	$3,690	$81,311	$1,409

Three Months Ended December 31, 2002

	Revenue	Income (Loss) Before Income Taxes	Net Fixed Assets	Depreciation And Amortization
SPACEHAB Flight Services	$14,072	$(1,090)	$120,374	$2,085
SPACEHAB Government Services	9,962	682	956	216
Astrotech	3,804	1,189	49,483	485
SMI	212	(109)	62	65

	$28,050	$672	$170,875	$2,851

(in thousands)

Six Months Ended December 31, 2003

	Revenue	Income (Loss) Before Income Taxes	Net Fixed Assets	Depreciation And Amortization
SPACEHAB Flight Services	$22,371	$(3,626)	$33,321	$1,793
SPACEHAB Government Services	6,776	(5,407)	138	38
Astrotech	22,112	13,417	47,852	994
SMI	407	(10)	—	—

	$51,666	$4,374	$81,311	$2,825

Six Months Ended December 31, 2002

	Revenue	Income (Loss) Before Income Taxes	Net Fixed Assets	Depreciation And Amortization
SPACEHAB Flight Services	$26,440	$(2,095)	$120,374	$4,235
SPACEHAB Government Services	21,436	1,352	956	487
Astrotech	6,650	1,507	49,483	1,010
SMI	336	(192)	62	130

	$54,862	$572	$170,875	$5,862

7. Stock – Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The

Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option.

If compensation costs for the Company’s stock options were determined based on SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been as follows (in thousands, except per share amounts).

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net income, as reported	$3,468	$1,175	$4,134	$1,081
Deduct: Total stock-based compensation income (expense) determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(82)	(157)	(173)	(309)

Pro forma net income	$3,386	$1,018	$3,961	$772

Earnings per share:
Basic - as reported	$0.28	$0.10	$0.33	$0.09
Diluted - as reported	$0.25	$0.09	$0.30	$0.08
Basic - pro forma	$0.27	$0.08	$0.32	$0.06
Diluted - pro forma	$0.24	$0.07	$0.29	$0.06

8. Stock Repurchase

On March 25, 2003 the Board of Directors authorized the Company to repurchase up to $1.0 million of the Company’s outstanding common stock at market prices. Any purchases under the Company’s stock repurchase program may be made from time-to-time, in the open market, through block trades or otherwise in accordance with applicable regulations of the Securities and Exchange Commission. For the six months ended December 31, 2003, the Company repurchased 6,300 shares at a cost of $5,825. As of December 31, 2003, the Company had repurchased 116,100 shares at a cost of $117,320 under the program.

9. Goodwill Impairment

On November 5, 2003, NASA notified the Company that it was not awarded the International Space Station (“ISS”) Mission Integration contract. Additionally, the Boeing team’s bid for the Cargo Mission contract with NASA, of which SGS was a subcontractor, was not selected for contract award. As the result of these events, the Company performed a goodwill impairment test at SGS in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets. The impairment test indicated an impairment of SGS’s goodwill of approximately $5.7 million which was recorded in the period ended December 31, 2003. The Company utilized market valuation techniques to calculate the fair value of SGS.

On October 1, 2003, Astrotech was notified by Boeing that it was exercising its termination rights under the contract agreement with Astrotech for payload processing support services for the Delta launch vehicle program. Astrotech was in full compliance with the contract terms at the time of the termination. Boeing indicated that the decision to terminate was based on the downturn of the commercial expendable launch market rather than due to performance related considerations. The termination of the Boeing contract had a significant impact on Astrotech’s future guaranteed revenue stream. As the result of this event, the Company performed a goodwill impairment test at Astrotech in accordance with SFAS No. 142, Goodwill and Intangible Assets. The impairment test indicated an impairment of Astrotech’s goodwill of approximately $2.5 million which was recorded in the period ended December 31, 2003. The Company utilized market valuation techniques to calculate the fair value of Astrotech.

10. Investments

SPACEHAB has an investment in Guigne Inc. (“Guigne”), a Canadian corporation that operates under contract with NASA to construct a containerless processing facility that has been scheduled for a future space shuttle mission. SPACEHAB has less than 20% ownership of Guigne and has no significant influence over the activities of the investment. During the three months ended December 31, 2003, Guigne experienced an adverse financial event that, in the opinion of management, impairs the value of SPACEHAB’s investment. An impairment of $1.8 million was recognized in the period.

11. Closing of the Washington, D.C. Office

On October 1, 2003, the Company announced that it would be closing its corporate office in Washington, D.C. by December 31, 2003 and would consolidate those operations into its headquarters in Houston, Texas. The Company took these actions as part of its continuing efforts to further reduce operating expenses and improve profitability. The Company intends to sublease its Washington, D.C. facility which is under lease through May 31, 2006. The Company has recorded a charge in the amount of $0.3 million for severance and facilities costs as required under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as of December 31, 2003.

12. Subsequent Events

The missions that SPACEHAB’s SFS business segment currently has under contract with NASA will be placed under contract with Lockheed Martin and SFS will contract with Lockheed Martin as a subcontractor to provide the same services to Lockheed Martin as it previously provided to NASA. SFS is currently engaged in contract negotiations with Lockheed Martin.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

This document may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including (without limitation) statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources.” Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. In addition to those risks and uncertainties discussed herein, such risks and uncertainties include, but are not limited to, whether the Company will fully realize the economic benefits under its U.S. National Aeronautics and Space Administration (“NASA”) and other customer contracts, continued utilization by NASA and others of the Company’s habitat modules and related commercial space assets, completion of the International Space Station (“ISS”), continued availability and use of the U.S. space shuttle system, technological difficulties, product demand and market acceptance risks, the effect of economic conditions, uncertainty in government funding and the impact of competition, delays and uncertainties in future space shuttle and ISS programs, and resolution of the Company’s indemnification claim with NASA arising from the loss of the Columbia orbiter and its crew during the STS-107 mission.

Management is pleased that the White House recently issued a new vision for U.S. space leadership. SPACEHAB views the President’s commitment to space exploration, the human spaceflight program, and the plan for missions to the Moon, Mars, and beyond as positive indicators that will reinvigorate the space program, likely yielding benefits to the aerospace and space commerce industries. The new vision provides NASA with a clear focus, stabilizes the NASA Program, and supplies increased funding for the new pursuits.

The impacts of this vision will materialize over time, and SPACEHAB management will continue to align its business direction to remain a constructive force in the human spaceflight program. In the long term, management believes that the Company’s core competencies offer opportunities to continue to provide high-value services as well as to design, build, and operate assets that could support initiatives beyond low earth orbit. SPACEHAB plans to pursue these new opportunities aggressively. In the near term, SPACEHAB’s primary objective is to continue providing unique services to NASA and the space community in support of the space shuttle and ISS programs. Even with the renewed vision, the Company expects that the space shuttle and ISS will remain an integral part of the human spaceflight program through at least 2010. SPACEHAB is currently supporting four of the next six space shuttle flights and is pursuing additional missions that will be important for completing the final assembly and beginning operation of the ISS.

In addition to providing services and flight assets that enhance working and living in space, SPACEHAB has continued to develop innovative concepts and initiatives that support the nation’s new space vision, some of them leveraging the Company’s unique international partnerships. These activities include the development of an affordable cargo delivery service that augments ISS logistics requirements as the shuttle is phased out; the expansion of our payload processing services and facilities to support the ground processing of the new crew exploration vehicle; and the provision of flight hardware alternatives that allow the ISS to be completed more expediently and in a less costly manner. Management believes that these innovative concepts may be valuable to NASA in fulfilling their new space vision.

Business Segments

SPACEHAB Flight Services (“SFS”) generates revenue by providing shuttle-based, turnkey services that include customer access to space via SPACEHAB’s fleet of pressurized modules and unpressurized pallet carriers; integration and operations support to logistics suppliers transporting their cargo aboard SPACEHAB’s carriers to and from the orbiting ISS; and/or integration and operations support to scientists and technologists responsible for experiments performed aboard module and pallet research platforms. Through January 31, 2004, SFS revenue for such services performed for NASA was generated under the Research and Logistics Mission Support (“ReALMS”) contract with NASA. On a space-available basis for each mission, additional revenue was generated under commercial contracts with non-NASA customers, including both government and private customer. Beginning in February 2004, and under NASA’s new consolidated ISS contracts structure, SPACEHAB will provide NASA these same services (and generate its NASA-provided revenues) under subcontract to NASA’s Cargo Mission contractor, Lockheed Martin Corporation (“Lockheed Martin”). Commercial contracts with non-NASA customers will continue to be established directly between SPACEHAB and its commercial customers. All revenue generated by SFS under such NASA and commercial contract arrangements, and for which total contract mission performance requirements and associated costs can be successfully estimated at contract inception, is recognized under the percentage-of-completion method and is being reported based upon costs incurred over the contract performance period for each mission.

For the third straight year, SPACEHAB’s SFS business segment has received an “Excellent” annual performance evaluation from its NASA customer, the highest score available. The recently received evaluation, covering all of calendar year 2003, rated SFS with a score of “Excellent” in each of four categories including Quality (of work), Timeliness (of work), Price/Cost and Other. Of special note in the Other category was the superior technical and logistical support provided by SFS personnel to NASA during the extended debris recovery and failure analysis period following the Columbia accident.

The missions that SFS currently has under contract with NASA will be placed under contract with Lockheed Martin and SFS will contract with Lockheed Martin as a subcontractor to provide the same services to Lockheed Martin as it previously provided to NASA. SFS is currently engaged in contract negotiations with Lockheed Martin.

SPACEHAB Government Services (“SGS”) primarily operated under the Flight Crew System Development (“FCSD”) contract which was a $399.1 million multi-task cost-plus award and incentive-fee contract. The contract commenced in May 1993 and concluded in April 2003. Portions of the contract were under two different recompetitions and those portions were awarded to another bidder and transitioned to that successful bidder in April 2003 and November 2003. One of the original seven FCSD tasks remained under a new contract with SGS. That contract was the ISS Configuration Management contract that was completed on December 31, 2003. The configuration management task was consolidated within the Program Integration & Control (“PI&C”) contract of which ARES Corporation was the successful bidder. SGS is a major subcontractor to ARES providing configuration management and data integration services on the PI&C contract.

Astrotech Space Operations, Inc. (“Astrotech”) revenue is generated from various fixed-price contracts with launch service providers in both the commercial and government markets. The services and facilities Astrotech provides to its customers support the final assembly, checkout and countdown functions associated with preparing a satellite for launch. This preparation may include: the final assembly and checkout of the satellite, check-out and installation of the solid rocket motors, loading of the liquid propellants, encapsulation of the satellite in the launch vehicle payload fairings, and command and control of the satellite during pre-launch countdown. Astrotech has a multi-year contract in place with Lockheed Martin for payload processing services for commercial Atlas launch vehicle missions, which provides for guaranteed annual minimum payments. The guaranteed revenue for this contract is recognized on a monthly basis according to cost incurred. The revenue generated from other payload processing support contracts, such as those with The Boeing Company (“Boeing”) and NASA, is recognized ratably over the occupancy period of the satellites in the Astrotech facilities. Costs incurred by Astrotech are recognized as incurred.

Space Media, Incorporated and subsidiaries (“SMI”) operates a retail store and internet store offering space-themed products and is engaged in space related educational programs and other space-themed activities.

Revenue

The Company’s revenue for the six months ended December 31, 2003 and 2002 was generated primarily from the ReALMS contract and contracts with related commercial customers in the SFS segment, the remaining contracts under the FCSD contract in the SGS segment and the contracts with Boeing and Lockheed Martin in the Astrotech segment. Revenue for SMI was immaterial for the six months ended December 31, 2003 and 2002.

During the six months ended December 31, 2002 the Company was under contract with NASA to support the STS-107 mission on its Columbia orbiter. The mission utilized the Company’s Research Double Module (“RDM”) flight asset. On February 1, 2003 the RDM was lost in the tragic STS-107 accident. The net book value of the RDM was

$67.9 million, which, net of insurance proceeds of $17.7 million, was recognized as a loss in the third quarter of fiscal year 2003.

At this time, the Company does not plan to replace the RDM. SPACEHAB’s SFS business segment has two additional modules and other flight assets available to support the Company’s current NASA requirements. These modules and assets can also be used to support future NASA requirements. Based on public statements made by NASA, the Company believes the shuttle will return to flight; however, that return is currently expected to be no earlier than September 2004.

In January 2004, the Company filed a formal proceeding with NASA seeking indemnification under the Company’s ReALMS contract with NASA in the amount of $87.7 million for the value of the Company’s RDM and related equipment that was destroyed during the STS-107 space shuttle Columbia accident. Upon resolution of the claim, any proceeds from NASA would be recorded in the period in which the claim is resolved. In January 2004, Lloyd’s of London (“Lloyd’s”), the Company’s insurer for the RDM, filed a complaint in the United States District Court for the Western District of Washington seeking the return of the $17.7 million Lloyd’s had paid to the Company under the RDM insurance policy alleging that the Company, among other things, breached the contracts of insurance by demanding and receiving the insurance proceeds before NASA had paid, or agreed to pay, the contractually obligated $8.0 million loss proceeds. The Company believes that Lloyd’s complaint is without merit and will respond to the complaint accordingly.

SPACEHAB’s SFS business segment is supporting NASA’s return-to-flight activities and is continuing its operations in preparation for shuttle missions including STS-114, 121, 116, and 118 (in order of their anticipated flight sequence). SFS is preparing a cargo carrier for STS-114, the External Stowage Platform 2 (“ESP2”) that will be deployed and permanently mounted to the ISS. SPACEHAB contracted directly with NASA’s Prime ISS contractor, Boeing, for the STS-114 mission. For STS-121, a new mission added to the NASA ReALMS contract during the period ended December 31, 2003, SPACEHAB will provide its non-deployable unpressurized carrier to NASA for transport of several critical ISS Orbital Replacement Unit (“ORU”) spares. For both STS-116 and 118, missions previously placed under ReALMS, SPACEHAB will provide its pressurized single module and its unpressurized non-deployable carrier for transport of critical cargo and ORUs to and from the ISS. The Company has successfully completed negotiations with Boeing and NASA for the respective contract equitable adjustments required to continue uninterrupted support to ongoing STS-114, 116 and 118 mission preparation activities during the shuttle down period following the Columbia accident. As previously described, the ReALMS contract expired January 31, 2004 and support for STS-121, 116 and 118 will continue under subcontract to Lockheed Martin, effective February 1, 2004. SPACEHAB is in final contract negotiations with Lockheed Martin for this new contract. Additionally, after approximately April 15, 2004, SFS will no longer subcontract its module mission integration, operations and sustaining engineering technical support to Boeing in Huntsville, Alabama. Most module mission tasks previously performed by Boeing personnel will now be performed by SPACEHAB’s SFS personnel; selected NASA cargo integration tasks on SPACEHAB module missions will now be performed by Lockheed Martin as a part of their Cargo Mission contract with NASA. This decision will enable SFS to continue to provide services to NASA and is consistent with the direction of the ISS Program Office.

On October 1, 2003, Astrotech was notified by Boeing that it was exercising its termination rights under the contract agreement with Astrotech for payload processing support services for the Delta launch vehicle program. Astrotech was in full compliance with the contract terms at the time of the termination. Boeing indicated that the decision to terminate was based on the downturn of the commercial expendable launch market rather than due to performance related considerations. Under the terms of the contract termination provision, Boeing paid Astrotech $17.5 million representing future contract payments previously used to collateralize the obligation. Astrotech recognized the early termination payment as revenue in the quarter ended December 31, 2003. The termination of the Boeing contract had a significant impact on Astrotech’s future guaranteed revenue stream. As the result of this event, the Company performed a goodwill impairment test at Astrotech in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets. The impairment test indicated an impairment of Astrotech’s goodwill of approximately $2.5 million which was recorded in the period ended December 31, 2003. The Company utilized market valuation techniques to calculate the fair value of Astrotech.

On November 5, 2003, NASA notified the Company that it was not awarded the ISS Mission Integration contract. Additionally, the Boeing team’s bid for the Cargo Mission contract with NASA, of which SGS was a subcontractor, was not selected for contract award. As a result of the loss of these contract awards, the Company has made significant adjustments to its staffing and cost base structure during the period ended December 31, 2003. In addition, the Company performed a goodwill impairment test at SGS in accordance with SFAS No. 142, Goodwill and Intangible Assets. The impairment test indicated an impairment of SGS’s goodwill of approximately $5.7 million which was recorded in the period ended December 31, 2003. The Company utilized market valuation techniques to calculate the fair value of SGS. The Company reduced staffing by 67 employees in the quarter ended December 31, 2003 as a result of NASA’s award decisions.

During the three and six months ended December 31, 2003, deferred revenue decreased by $2.2 million and $3.6 million, respectively, as the Company recognized revenue on contracts where milestone payments had been received in prior periods. Management expects further reduction of deferred revenue through the remainder of the next fiscal year which will result in revenue recognition on contracts for which the related cash was received in a prior period.

Costs of Revenue

SPACEHAB has several types of costs of revenue in its business segments. Costs of revenue for SFS include integration and operations expenses associated with the performance of two types of efforts: (i) sustaining engineering in support of all missions under a contract and (ii) mission specific support. Costs associated with the performance of the contracts using the percentage-of-completion method of revenue recognition are expensed as incurred. Costs associated with the cost-plus award and fixed-fee contracts are expensed as incurred by SGS. Other costs of revenue include depreciation expense and costs associated with the Astrotech payload processing facilities. Flight related insurance covering transportation of the SPACEHAB modules from SPACEHAB’s payload processing facility to the space shuttle, in-flight insurance, and third-party liability insurance are also included in costs of revenue and are recorded as incurred. Selling, general and administrative and interest and other expenses are recognized when incurred.

RESULTS OF OPERATIONS

For the three months ended December 31, 2003 as compared to the three months ended December 31, 2002.

Revenue. Revenue increased approximately 17% to $32.8 million as compared to $28.1 million for the three months ended December 31, 2003 and 2002, respectively.

(in millions)	December 31, 2003	December 31, 2002	Dollar Variance	Percent Variance
SPACEHAB Flight Services	$10.6	$14.1	$(3.5)	(25%)
SPACEHAB Government Services	3.2	10.0	(6.8)	(68%)
Astrotech	18.8	3.8	15.0	395%
SMI	.2	.2	—	—

	$32.8	$28.1	$4.7	17%

The decrease in revenue from the SFS business segment is attributable to the mix of missions under the ReALMS contract and the temporary grounding of the shuttle fleet due to the STS-107 accident. SFS also recognized revenue of approximately $1.6 million due to NASA’s decision to terminate its contract for mission STS-112, a research mission during the three months ended December 31, 2003. In a prior fiscal year, the Company had completed and was paid a milestone payment in excess of revenue recognized for that mission. As the Company has no further performance required under the contract, the balance of the milestone payment was recognized as revenue. The decrease in revenue at the SGS business segment is primarily due to the loss of significant portions of the FCSD contract in the third fiscal quarter of fiscal year 2003. The increase in revenue at the Astrotech business segment of approximately $15.0 million is due primarily to the termination payment by Boeing of $17.5 million partially offset by fewer payload processing missions in progress in the period ended December 31, 2003; one mission, as compared to four missions in the same period last year and reduced payments under its long-term contracts due to the Boeing termination.

Costs of Revenue. Costs of revenue for the three months ended December 31, 2003 decreased by 44% to approximately $12.8 million, as compared to $22.8 million for the prior year’s quarter.

(in millions)	December 31, 2003	December 31, 2002	Dollar Variance	Percent Variance
SPACEHAB Flight Services	$7.5	$10.1	$(2.6)	(26%)
SPACEHAB Government Services	2.6	8.8	(6.2)	(70%)
Astrotech	1.5	1.5	—	—
SMI	.1	.1	—	—
Depreciation	1.1	2.3	(1.2)	(52%)

	$12.8	$22.8	$(10.0)	(44%)

The decrease in costs of revenue for SFS under the ReALMS contract with NASA and commercial customers is due to the mix of missions under contract and the temporary grounding of the shuttle fleet due to the STS-107 accident. SGS’s costs decreased primarily due to the loss of significant portions of the FCSD contract in the third quarter of fiscal year 2003. Astrotech’s and SMI’s costs of revenue were essentially unchanged. The reduction in depreciation expense is primarily related to the loss of the RDM in the STS-107 accident in February 2003.

Operating Expenses. Operating expenses increased to approximately $13.5 million for the three months ended December 31, 2003 as compared to approximately $2.7 million for the three months ended December 31, 2002. The increase in operating expenses is primarily attributable to $8.3 million of non-cash charges for impairment of goodwill at SGS and Astrotech. In the period ended December 31, 2003, the Company recorded a charge of approximately $0.3 million related to the closing of the Washington, D.C. office and other severance related costs. The Company recorded an impairment charge of $1.8 million to write off the Company’s investment in Guigne based upon unfavorable financial events that occurred during the current quarter at Guigne.

Interest and Other Expense. Interest expense was approximately $2.9 million for the three months ended December 31, 2003 and approximately $1.8 million for the three months ended December 31, 2002. The increase in interest expense is due to the loss of hedge accounting on a portion of the interest rate swap for the mortgage loan resulting in the current expensing of $0.8 million of unrealized losses previously in other comprehensive loss upon repayment of $9.5 million of the mortgage loan, as well as the acceleration of $0.4 million of debt placement costs associated with the repayment.

Interest and Other Income. Interest and other income was immaterial for the three months ended December 31, 2003 and December 31, 2002. Interest income is earned on the Company’s short-term investments.

Income Taxes. Based on the Company’s projected effective tax rate for fiscal year 2004, the Company recorded a minimal tax expense of $0.2 million for the three months ended December 31, 2003 as compared to a tax refund of $0.5 million during December 2002.

Net Income. Net income for the three months ended December 31, 2003 was approximately $3.5 million or $0.28 per share basic and $0.25 per share diluted on 12,401,291 and 13,897,126 shares, respectively, as compared to net income of approximately $1.2 million or $.10 per share basic and $0.9 per share diluted on 12,234,266 and 13,606,199 shares, respectively, for the three months ended December 31, 2002.

For the six months ended December 31, 2003 as compared to the six months ended December 31, 2002.

Revenue. Revenue decreased 6% to approximately $51.7 million as compared to $54.9 million for the six months ended December 31, 2003 and 2002, respectively.

(in millions)	December 31, 2003	December 31, 2002	Dollar Variance	Percent Variance
SPACEHAB Flight Services	$22.4	$26.5	$(4.1)	(15%)
SPACEHAB Government Services	6.8	21.4	(14.6)	(68%)
Astrotech	22.1	6.7	15.4	230%
SMI	.4	.3	.1	33%

	$51.7	$54.9	$(3.2)	(6%)

The decrease in revenue under the ReALMS contract with NASA and commercial customers is attributable to the types of missions under contract and the temporary grounding of the shuttle fleet due to the STS-107 accident. SFS also recognized revenue of approximately $1.6 million due to NASA’s decision to terminate its contract for mission STS-112, a research mission during the three months ended December 31, 2003. In a prior fiscal year, the Company had completed and was paid a milestone payment in excess of revenue recognized for that mission. As the Company has no further performance required under the contract, the balance of the milestone payment was recognized as revenue. Revenue at Astrotech increased by approximately $15.4 million due primarily to a termination payment from Boeing of $17.5 million partially offset by the reduction of additional payments under its long-term contracts. SGS’s revenue decreased primarily due to the loss of significant portions of the FCSD contract in the third quarter of fiscal year 2003.

Costs of Revenue. Costs of revenue for the six months ended December 31, 2003 decreased by 41% to approximately $26.4 million, as compared to $44.4 million for the comparable period last year.

(in millions)	December 31, 2003	December 31, 2002	Dollar Variance	Percent Variance
SPACEHAB Flight Services	$15.6	$17.9	$(2.3)	(13%)
SPACEHAB Government Services	5.7	18.7	(13.0)	(70%)
Astrotech	2.6	2.9	(.3)	(10%)
SMI	.2	.2	—	—
Depreciation Expense	2.3	4.7	(2.4)	(51%)

	$26.4	$44.4	$(18.0)	(41%)

Costs of revenue under SFS business segment decreased primarily due to the mix of missions under the ReALMS contract and the temporary grounding of the shuttle fleet due to the STS-107 accident. Astrotech’s costs decreased slightly due to the decrease in the number of missions processed in the period ended December 31, 2003 as compared to December 31, 2002. The costs of revenue decrease at SGS is attributable to the loss of significant portions of the FCSD contract in the third quarter of fiscal year 2003. The decrease in depreciation expense is related to the loss of the RDM in the STS-107 accident in February 2003.

Operating Expenses. Operating expenses increased to approximately $16.4 million for the six months ended December 31, 2003 as compared to approximately $6.2 million for the six months ended December 21, 2002. The increase in operating expenses is primarily attributable to $8.3 million of non-cash charges for impairment of goodwill at SGS and Astrotech. The Company recorded a charge of approximately $0.3 million related to the closing of the Washington, D.C. office and other severance related costs. In the period ended December 31, 2003, the

Company recorded an impairment charge of $1.8 million to write off the Company’s investment in Guigne based upon unfavorable financial events that occurred during the quarter at Guigne.

Interest and Other Expense. Interest expense was approximately $4.6 million for the six months ended December 31, 2003 and approximately $3.7 million for the six months ended December 31, 2002. The increase in interest expense is due to the loss of hedge accounting on a portion of the interest rate swap for the mortgage loan resulting in the current expensing of $0.8 million of unrealized losses previously in other comprehensive loss upon repayment of $9.5 million of the mortgage loan, as well as the acceleration of $0.4 million of debt placement costs associated with the repayment.

Interest and Other Income. Interest and other income was immaterial for the six months ended December 31, 2003 and December 31, 2002. Interest income is earned on the Company’s short-term investments.

Income Taxes. Based on the Company’s projected effective tax rate for fiscal year 2004, the Company recorded a tax expense of $0.2 million for the six months ended December 31, 2003. The Company recorded a tax refund of $0.5 million in December 2002.

Net Income. The net income for the six months ended December 31, 2003 was approximately $4.1 million or $0.33 per share basic and $0.30 per share diluted on 12,386,123 and 13,810,998 shares, respectively, as compared to net income of approximately $1.1 million or $0.09 per share basic and $0.08 per share diluted on 12,194,775 and 13,558,882 shares, respectively, for the six months ended December 31, 2002.

Liquidity and Capital Resources

Historically, the Company obtained operating and capital investment funds from the proceeds of its initial public offering of common stock and an offering of Series B Senior Convertible Preferred Stock. The Company also completed a private placement offering of convertible subordinated notes to support capital investments required for development and construction of space flight assets.

The Company’s primary source of liquidity is cash flow from operations and short-term investments. The principal uses of cash flow that affect the Company’s liquidity position include both operational expenditures and debt service payments. Management is focused on increasing the Company’s cash flow and on managing cash effectively through limiting cash investments in long-term assets.

The Company currently maintains a working capital line of credit facility totaling $5.0 million in order to ensure appropriate levels of liquidity. As of December 31, 2003, amounts unused and available under this credit facility were $1.0 million.

Cash Flows From Operating Activities. Cash provided by operations for the six months ended December 31, 2003 and 2002 was $9.9 million and $3.0 million, respectively. During the six months ended December 31, 2003, the Company received $17.5 million due to the Boeing termination. In addition, the Company recorded a non-cash charge of $8.3 million for impairment of goodwill at Astrotech and SGS. The Company recorded a non-cash valuation allowance charge of $1.8 million for its investment in Guigne. The Company also recorded non-cash charges of approximately $1.1 million due to the mortgage loan repayment. Depreciation and amortization was $2.8 million, accounts payable and accrued expenses and accounts payable-EADS decreased $5.0 million and deferred revenue decreased approximately $3.6 million primarily due to revenue recognition for STS-112 and STS-116. For the six months ended December 31, 2002, the significant items affecting cash provided by operating activities were primarily the result of depreciation and amortization of $5.9 million and a decrease in deferred revenue of $4.6 million due primarily to STS-107 which launched on January 16, 2003 and the impending launch of STS-114 which is now scheduled for September 2004. Accrued subcontracting costs increased $4.3 million due primarily to integration and operation costs for STS-114 partially offset by a decrease in accounts payable and accrued expenses and accounts payable EADS of $2.7 million.

Cash Flows From Investing Activities. For the six months ended December 31, 2003 and 2002, cash flows provided by investing activities were $2.6 million and $0.0 million, respectively. For the six months ended December 31, 2003 cash flows from investing activities were primarily generated by the sale of $5.0 million of short-term investments. Minor expenditures were made for flight assets while approximately $0.7 million was spent on property and equipment to support processing operations on upcoming government satellite missions. The Company expects to incur capital expenditures this fiscal year of approximately $1.3 million for all business segments, including approximately $0.8 million of flight assets as a result of the STS-107 disaster. Restricted cash increased by $1.7 million due to the restructuring of the mortgage loan payable. For the six months ended December 31, 2002 excess machinery and equipment was sold for $0.1 million which was offset by minor expenditures in flight assets and property and equipment of $0.6 million. In addition, cash that was restricted at June 30, 2002 was released and used for its intended purpose.

Cash Flows From Financing Activities. For the six months ended December 31, 2003 and 2002, cash flows used in financing activities were $7.9 million and $3.4 million, respectively. For the six months ended December 31, 2003 the Company paid $11.9 million of obligations under various credit agreements and borrowed $4.0 million under its revolving line of credit. For the six months ended December 31, 2002 the Company paid $3.5 million of obligations under various credit agreements.

Beginning in the third quarter of fiscal year 2001, management began an aggressive multi-faceted plan to improve the Company’s financial position and liquidity. This plan included restructuring and repayment of certain debt obligations. Under this plan, the Company undertook extensive efforts to reduce cash required for both operations and capital investments. Additionally, the Company completed planned divesting of non-core assets. Development and construction of new assets is currently limited to those assets required to fulfill existing commitments under contracts and to replace certain flight assets as the result of the STS-107 disaster. The Company has no further on-going commitments to fund development or construction of any other assets. The Company completed the planned restructuring of certain debt obligations and continues to focus on reducing its outstanding debt.

On March 25, 2003 the Board of Directors authorized the Company to repurchase up to $1.0 million of the Company’s outstanding common stock at market prices. Any purchases under the Company’s stock repurchase program may be made from time-to-time, in the open market, through block trades or otherwise in accordance with applicable regulations of the Securities and Exchange Commission. As of December 31, 2003, the Company had repurchased 116,100 shares at a cost of $117,320 under the program. The Company will continue to evaluate the stock repurchase program and the funds authorized for the program.

The Company was under contract with NASA to support the STS-107 mission on its Columbia orbiter. The mission utilized the Company’s RDM flight asset. On February 1, 2003 the RDM was lost in the tragic STS-107 accident. The RDM was partially covered by commercial insurance. During the three months ended March 31, 2003 the Company received $17.7 million from commercial insurers. The Company does not plan on replacing the RDM. The Company has two additional modules available to support the Company’s current NASA requirements. The Company has invested the majority of the commercial insurance proceeds in U.S. Treasury securities, Federal sponsored agencies and repurchase agreements collateralized by U.S. Treasury securities in order to safeguard capital and provide ready liquidity.

In January 2004, the Company filed a formal proceeding with NASA seeking indemnification under the Company’s ReALMS contract with NASA in the amount of $87.7 million for the value of the Company’s RDM and related equipment that was destroyed during the STS-107 space shuttle Columbia accident. Upon resolution of the claim, any proceeds from NASA would be recorded in the period in which the claim is resolved. In January 2004, Lloyd’s of London, the Company’s insurer for the RDM, filed a complaint in the United States District Court for the Western District of Washington seeking the return of the $17.7 million Lloyd’s had paid to the Company under the RDM insurance policy alleging that the Company, among other things, breached the contracts of insurance by demanding and receiving the insurance proceeds before NASA had paid, or agreed to pay, the contractually obligated $8.0 million loss proceeds. The Company believes that Lloyd’s complaint is without merit and will respond to the complaint accordingly.

Management continues to focus its efforts on improving the overall liquidity of the Company through identifying new business opportunities within the areas of the Company’s core competencies, reducing operating expenses and limiting cash commitments for future capital investments and new asset development. SGS was pursuing significant new contracts to provide services for the ISS. On November 5, 2003, NASA notified the Company that it was not awarded the ISS Mission Integration contract. Additionally, the Boeing team’s bid for the Cargo Mission contract with NASA, of which SGS was a subcontractor, was not selected for contract award. As the result of the loss of these contract awards, the Company has made significant adjustments to its staffing and cost base structure during the period ended December 31, 2003. The Company reduced staffing by 67 employees in the quarter ended December 31, 2003 as a result of NASA’s award decisions. On October 1, 2003, the Company announced that it would close its corporate office in Washington, D.C. by December 31, 2003 and consolidate those operations into its headquarters in Houston, Texas. The Company took these actions as part of its continuing efforts to further reduce operating expenses and improve profitability. The Company intends to sublease its Washington, D.C. facility which is under lease through May 31, 2006. The Company has continued to restrict new capital investment and new asset development, limiting projects to those required to support current contracts and facility maintenance. Additionally, management continues to evaluate operating expenses in an effort to reduce or eliminate costs not required to effectively operate the Company.

The Company’s cash and short-term investments were approximately $16.6 million as of December 31, 2003 of which approximately $6.2 million is restricted pursuant to the Company’s revolving loan payable and mortgage loan payable. Management believes that the Company has sufficient liquidity to fund ongoing operations for at least the remainder of this fiscal year but may experience a reduction in cash balances during fiscal year 2004 to fund its operating and financing activities. The Company also expects to utilize existing cash, cash anticipated to be generated, and any potential payment from NASA to support strategies for new business initiatives and reduce debt service requirements. However, under a scenario where significant contract operations fail to materialize, the Company could be facing liquidity concerns after the end of fiscal year 2004.

The Company’s contractual obligations as of December 31, 2003 are as follows:

Contractual Obligations

($ in thousands)

Contractual Obligations	At December 31, 2003	Remaining in Fiscal Year 2004	Fiscal Year 2005	Fiscal Year 2006	Fiscal Year 2007	Fiscal Year 2008	Thereafter
Long-term Debt	$63,927	$677	$—	$—	$—	$63,250	$—
Mortgage Loan Payable[1]	7,834	2,205	1,951	2,059	1,619	—	—
Capital Leases	206	139	67	—	—	—	—
Operating leases, net	7,107	399	3,026	579	259	187	2,943

Total Contractual Cash Obligations[2]	$79,074	$3,420	$5,044	$2,638	$1,878	$63,437	$2,943

(excluding interest payments)

[1]-	Includes $1.3 million payment for swap cancellation

[2]-	Does not include commitment for completion of Japanese Aerospace Exploration Agency (“JAXA”) Experiment Thermal Incubators Services project of $2.6 million ($1.7 million remaining in FY04, $0.7 million in FY05, and $0.3 million in FY06) for which payment has been previously recorded and included in deferred revenue. The commitment was signed in January 2004.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company has no material changes to the disclosure made on this matter in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

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

In January 2004, the Company filed a formal proceeding with NASA seeking indemnification under the Company’s ReALMS contract with NASA in the amount of $87.7 million for the value of the Company’s Research Double Module (“RDM”) and related equipment that was destroyed during the STS-107 space shuttle Columbia accident. Upon resolution of the claim, any proceeds from NASA would be recorded in the period in which the claim is resolved. In January 2004, Lloyd’s of London (“Lloyd’s”), the Company’s insurer for the RDM, filed a complaint in the United States District Court for the Western District of Washington seeking the return of the $17.7 million Lloyd’s had paid to the Company under the RDM insurance policy alleging that the Company, among other things, breached the contracts of insurance by demanding and receiving the insurance proceeds before NASA had paid, or agreed to pay, the contractually obligated $8.0 million loss proceeds. The Company believes that Lloyd’s complaint is without merit and will respond to the complaint accordingly.

ITEM 2.	CHANGES IN SECURITIES

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on November 14, 2003. A quorum of at least one-third of the issued and outstanding common stock and Series B Senior Convertible Preferred Stock of the Company, voting together, was present and voting.

(a)	At the Annual Meeting of Shareholders, candidates for the Board of Directors stood for and were duly elected, with each nominee receiving a vote of at least 5,300,942 votes:

The directors elected by the holders of the Common Stock are:

Richard S. Bodman

Dr. Edward E. David, Jr.

Richard Fairbanks

Dr. Shelley A. Harrison

Michael E. Kearney

James R. Thompson

The director elected by the holder of the Series B Senior Convertible Preferred Stock is:

Dr. Fritz-Stefan Graul

The following matter was brought to a vote of the shareholders at the meeting:

(b)	The ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2004.

For 6,907,873	Against 37,675	Abstain 32,286

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a)	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

	32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	10.122	First Amendment to the Credit Agreement dated as of August 30, 2001 by and between Astrotech Florida Holdings, Inc. and South Trust Bank.

b)	Reports on Form 8-K.

•	The Company’s earnings release for the period ended December 31, 2003 was filed on Form 8-K on February 10, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPACEHAB, INCORPORATED

Date: February 13, 2004	/s/ Michael E. Kearney

Michael E. Kearney President and Chief Executive Officer

/s/ Brian K. Harrington

Brian K. Harrington Senior Vice President, Finance and Chief Financial Officer