Form 10-Q
period 2004-03-31
SPACEHAB INC \WA\
filed 2004-05-12
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 0-27206

SPACEHAB, Incorporated

12130 Galveston Road (Hwy 3)

Building 1

Webster, TX 77598

(713) 558-5000

Incorporated in the State of Washington	IRS Employer Identification Number 91-1273737

The number of shares of Common Stock outstanding as of the close of business on April 22, 2004:

Class	Number of Shares Outstanding
Common Stock	12,562,240

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

Yes ☐ No ☒

SPACEHAB, INCORPORATED AND SUBSIDIARIES

MARCH 31, 2004 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2004	June 30, 2003
ASSETS
Cash and cash equivalents	$2,044	$1,301
Short-term investments	6,628	14,047
Accounts receivable, net	5,827	6,780
Prepaid expenses and other current assets	672	343

Total current assets	15,171	22,471
Property, plant, and equipment, net of accumulated depreciation and amortization of $51,732 and $48,700, respectively	80,482	83,689
Goodwill, net	—	8,274
Investment in Guigne, net	—	1,800
Other assets, net	4,314	5,122

Total assets	$99,967	$121,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Convertible notes payable to shareholder	—	2,004
Mortgage loan payable	1,923	2,218
Accounts payable and accrued expenses	7,474	7,283
Accounts payable-EADS	3,221	7,824
Accrued subcontracting services	534	522
Deferred revenue	6,296	7,370

Total current liabilities	19,448	27,221
Accrued contract cost and other	161	255
Deferred revenue	1,227	8,734
Convertible subordinated notes payable	63,250	63,250
Mortgage loan payable	4,177	14,860
Other long-term liability	—	1,946

Total liabilities	88,263	116,266
Commitments and contingencies
Stockholders’ equity
Preferred Stock, no par value, convertible, authorized 2,500,000 shares, issued and outstanding 1,333,334 shares, (liquidation preference of $12,000)	11,892	11,892
Common stock, no par value, authorized 30,000,000 shares, issued and outstanding 12,678,340 and 12,484,779 shares, respectively	83,719	83,446
Additional paid-in capital	16	16
Less treasury stock, 116,100 and 109,800 shares, respectively	(117)	(111)
Accumulated other comprehensive loss	—	(1,946)
Accumulated deficit	(83,806)	(88,207)

Total stockholders’ equity	11,704	5,090

Total liabilities and stockholders’ equity	$99,967	$121,356

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Revenue	$14,800	$26,413	$66,466	$81,275
Costs of revenue	9,815	22,123	36,172	66,516

Gross profit	4,985	4,290	30,294	14,759

Operating expenses
Selling, general and administrative	2,545	3,146	8,880	9,229
Research and development	7	20	9	105
Nonrecurring charge, loss of Research Double Module	—	50,268	—	50,268
Goodwill impairment	—	11,925	8,274	11,925
Impairment of investment in Guigne	—	—	1,800	—

Total operating expenses	2,552	65,359	18,963	71,527

Income from operations	2,433	(61,069)	11,331	(56,768)
Interest expense	(2,177)	(1,842)	(6,776)	(5,541)
Interest and other income (expense), net	22	(26)	97	(56)

Income before income taxes	278	(62,937)	4,652	(62,365)
Income tax (expense) benefit	(11)	218	(251)	727

Net income (loss)	$267	$(62,719)	$4,401	$(61,638)

Income (loss) per share
Net income (loss) per share – basic	$0.02	$(5.06)	$0.35	$(5.03)

Shares used in computing net income (loss) per share – basic	12,476,342	12,398,775	12,415,977	12,263,426

Net income (loss) per share – diluted	$0.02	$(5.06)	$0.31	$(5.03)

Shares used in computing net income (loss) per share – diluted	14,264,818	12,398,775	14,039,798	12,263,426

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)	Nine Months Ended March 31,
	2004	2003
Operating activities
Net income (loss)	$4,401	$(61,638)
Adjustments to reconcile net income (loss) to Net cash provided by operating activities
Goodwill impairment	8,274	11,925
Nonrecurring charge, loss of Research Double Module	—	50,268
Proceeds from insurance	—	17,667
Impairment of investment in Guigne	1,800	—
Acceleration of debt placement costs	729	—
Depreciation and amortization	4,206	7,063
Loss on asset sales and write-offs	358	—
Changes in assets and liabilities:
Decrease in accounts receivable	953	2,752
Increase in prepaid expenses and other current assets	(329)	(261)
(Increase) decrease in other assets	(30)	165
Decrease in deferred revenue	(8,581)	(8,439)
(Decrease) increase in accounts payable and accrued expenses and accounts payable-EADS	(4,412)	220
Increase in accrued subcontracting services	12	3,531
Decrease in long-term contracts costs and other liabilities	(94)	—

Net cash provided by operating activities	7,287	23,253

Investing activities
Payments for flight assets under construction	(426)	(136)
Purchases of property, equipment and leasehold improvements	(868)	(470)
Proceeds received from sale of property and equipment	46	125
Proceeds from state grant	—	750
Proceeds from sale of investments	7,419	—
Increase in investments	—	(16,503)
Decrease in restricted cash	—	549

Net cash provided by (used in) investing activities	6,171	(15,685)

Financing activities
Payment of loan payable	—	(218)
Proceeds from issuance of common stock	273	125
Purchase of treasury stock	(6)	(37)
Repayment of revolving loan payable, net	—	(2,150)
Repayment of mortgage loan	(10,978)	(1,513)
Payment of convertible notes payable to shareholder	(2,004)	(1,889)
Payment of minority interest	—	(315)

Net cash used in financing activities	(12,715)	(5,997)

Net change in cash and cash equivalents	743	1,571
Cash and cash equivalents at beginning of period	1,301	2,145

Cash and cash equivalents at end of period	$2,044	$3,716

See accompanying notes to unaudited condensed consolidated financial statements

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, except as discussed elsewhere within, necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and subsidiaries (“SPACEHAB” or the “Company”) as of March 31, 2004, and the results of its operations and cash flows for the three and nine month periods ended March 31, 2004 and 2003. However, the condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures. Certain amounts presented for prior periods have been reclassified to conform with the fiscal year 2004 presentation.

The consolidated results of operations for the three and nine month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year. The Company’s results of operations have fluctuated significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

The Company’s cash and short-term investments were approximately $8.7 million as of March 31, 2004. Management believes that the Company has sufficient liquidity, including cash and short-term investments and cash anticipated or expected to be generated from operations to fund ongoing operations beyond the remainder of this fiscal year. However, under certain scenarios the Company could be facing liquidity concerns after the end of fiscal year 2004. The Company also expects to utilize existing cash, cash anticipated from future operations and any potential proceeds from the U.S. National Aeronautics and Space Administration (“NASA”) in settlement of the Company’s claims related to losses in the space shuttle Columbia tragedy, to support strategies for new business initiatives and reduce debt service requirements.

In January 2004, the Company filed a formal proceeding with NASA seeking indemnification under the Company’s Research and Logistics Mission Support (“ReALMS”) contract with NASA in the amount of $87.7 million for the value of the Company’s Research Double Module (“RDM”) and related equipment that was destroyed during the STS-107 space shuttle Columbia tragedy. NASA has notified the Company that it will respond to the claim by June 24, 2004. Upon resolution of the claim, any proceeds from NASA would be recorded in the period in which the claim is resolved. In January 2004, Lloyd’s of London (“Lloyd’s”), the Company’s insurer for the RDM, filed a complaint in the United States District Court for the Western District of Washington seeking the return of the $17.7 million Lloyd’s had paid to the Company under the RDM insurance policy alleging that the Company, among other things, breached the contracts of insurance by demanding and receiving the insurance proceeds before NASA had paid, or agreed to pay, the contractually stipulated $8.0 million indemnification. In February 2004 Lloyd’s withdrew its complaint from the United States District Court and filed a similar complaint in Superior Court of the State of Washington. The Company believes that Lloyd’s complaint is without merit and has responded to the complaint accordingly.

2. Earnings per Share

The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three and nine month periods ended March 31, 2004 and 2003:

(in thousands, except per share data )
	Three months ended March 31, 2004			Three months ended March 31, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income (loss) available to common stockholders	$267	12,476,342	$0.02	$(62,719)	12,398,775	$(5.06)
Effect of dilutive securities:
Convertible notes payable	—	—	—	—	—	—
Options and warrants, using the treasury stock method	—	455,142	—	—	—	—
Convertible preferred shares	—	1,333,334	—	—	—	—

Diluted EPS:
Income (loss) available to common stockholders	$267	14,264,818	$0.02	$(62,719)	12,398,775	$(5.06)

	Nine months ended March 31, 2004			Nine months ended March 31, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income (loss) available to common stockholders	$4,401	12,415,977	$0.35	$(61,638)	12,263,426	$(5.03)
Effect of dilutive securities:
Convertible notes payable	—	—	—	—	—	—
Options and warrants, using the treasury stock method	—	290,487	—	—	—	—
Convertible preferred shares	—	1,333,334	—	—	—	—

Diluted EPS:
Income (loss) available to common stockholders	$4,401	14,039,798	$0.31	$(61,638)	12,263,426	$(5.03)

Convertible notes payable outstanding as of March 31, 2004, convertible into 4,642,202 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the three and nine month periods ended March 31, 2004 and 2003, as the inclusion of the converted notes would be anti-dilutive for these periods.

Options to purchase 1,422,441 shares of common stock, at prices ranging from $3.438 to $12.00 per share, were outstanding at March 31, 2004 but were not included in diluted EPS as the option prices were greater than the average market price of the common shares during the three months ended March 31, 2004. The options expire between July 13, 2004 and February 12, 2011.

Options to purchase 1,468,441 shares of common stock, at prices ranging from $2.31 to $12.00 per share, were outstanding at March 31, 2004 but were not included in diluted EPS as the option prices were greater than the average market price of the common shares during the nine months ended March 31, 2004. The options expire between July 13, 2004 and July 23, 2011.

Options to purchase 313,000 shares of common stock, at $0.70 per share, were outstanding for the three and nine month periods ended March 31, 2003 but were not included in diluted EPS as the inclusion of these options would be anti-dilutive. The options expire on September 12, 2012.

Options to purchase 1,888,330 shares of common stock, at prices ranging from $0.93 to $12.00 per share, were outstanding for the three and nine month periods ended March 31, 2003 but were not included in diluted EPS as the option prices were greater than the average market price of the common shares during the three and nine months ended March 31, 2003. The options expire between July 13, 2004 and July 23, 2011.

3. Revenue Recognition

SPACEHAB recognizes revenue employing several generally accepted revenue recognition methodologies across its business segments. The methodology used is based on contract type and the manner in which products and services are provided. Revenue generated by SPACEHAB Flight Services (“SFS”) under the ReALMS contract and for all other contract awards for which the capability to successfully complete the contract can be reasonably assured and costs at completion can be reliably estimated at contract inception, is recognized under the percentage-of-completion method based on costs incurred over the period of the contract. Revenue generated by SPACEHAB Government Services (“SGS”) is primarily derived from cost-plus award/fixed fee contracts, whereby revenue is recognized to the extent of reimbursable costs incurred plus award/fixed fee. Award fees which provide earnings based on the Company’s contract performance, as determined by NASA evaluations, are recorded when the amounts can be reasonably estimated or awarded. Changes in estimated costs to complete and provisions for contract losses and estimated amounts recognized as award fees are recognized in the period they become known. Revenue generated by Astrotech Space Operations, Inc’s. (“Astrotech”) payload processing services is recognized ratably over the occupancy period of the satellite while in the Astrotech facilities. For the multi-year contract with Lockheed Martin Corporation (“Lockheed Martin”), revenue is billed on a quarterly basis and recognized on a monthly basis according to costs incurred. Space Media, Incorporated (“SMI”) recognizes revenue using a standard retail sales approach.

For the three and nine months ended March 31, 2004, the Company recognized revenue of approximately $2.9 million due to the close-out of its ReALMS contract. In a prior fiscal year, the Company had completed and was paid a milestone payment in excess of revenue recognized for that mission. As the Company has no future performance required under the contract, the balance of the milestone payment was recognized as revenue. For the three and nine months ended March 31, 2004, the Company recognized revenue of approximately $1.6 million under the Japanese Experiment Thermal Incubator Service (“JETIS”) contract with the Mitsubishi Corporation, representing the Japanese Aerospace Exploration Agency (“JAXA”), that was entered into in 2000 and originally scheduled to fly aboard SPACEHAB’s RDM. Subsequent to the suspension of the space shuttle flights and destruction of SPACEHAB’s RDM, the Company contracted for construction of certain space research equipment and for research space aboard the International Space Station (“ISS”) and up to three Russian Progress cargo missions with VJF Russian Consulting, representing RSC Energia, a major Russian aerospace manufacturer and mission operator. Revenue on this contract is recognized on the percentage-of-completion method as costs are incurred.

The ReALMS contract expired January 31, 2004 and support for STS-121, 116, and 118 will continue under a subcontract with Lockheed Martin, effective February 1, 2004. SPACEHAB is currently providing these services under a letter contract and is in final contract negotiations with Lockheed Martin for this new contract. Revenues for the Lockheed Martin agreement are being accounted for under the percentage-of-completion method based on costs incurred over the period of the agreement.

A Summary of Revenue Recognition Methods Follows:

Business Segment	Services/Products Provided	Contract Type	Method of Revenue Recognition
SFS	Commercial Space Habitat Modules, Integration & Operations Support Services	Firm Fixed Price	Percentage-of-completion based on costs incurred

SGS	Configuration Management, Engineering Services	Cost Plus Award/Fixed Fee	Reimbursable costs incurred plus award/fixed fee

Astrotech	Payload Processing Facilities	Firm Fixed Price – Mission Specific	Ratably, over the occupancy period of a satellite within the facility from arrival through launch.

		Firm Fixed Price – Guaranteed Number of Missions	For multi-year contract payments recognized monthly for cost incurred

SMI	Space-Themed Commercial Products/Activities	Retail	Internet and retail sales recognized when goods are shipped

4. Statements of Cash Flows - Supplemental Information

(a) Cash paid for interest costs was $4.9 million and $3.8 million for the nine months ended March 31, 2004 and 2003 respectively. The Company did not capitalize any interest costs during the nine months ended March 31, 2004 or 2003.

(b) The Company paid no income taxes during the nine months ended March 31, 2004 and 2003.

5. Credit Facilities

On November 15, 2001 the Company entered into an agreement with Alenia Spazio S.P.A. (“Alenia”) to restructure the terms of its $11.9 million principal amount of debt. The final payment under the agreement was made simultaneously with the delivery of the cancelled note and the release of the collateral in the three months ended March 31, 2004.

On August 29, 2002, the Company entered into a $5.0 million line of credit with a financial institution. The term of this credit facility is through August 28, 2005. Covenants include a liquidity ratio and a limited pledge of $5.6 million of the Company’s investment account. The restriction on the Company’s investment balance is limited to 111% of the Company’s borrowings on the line of credit. As of March 31, 2004, the outstanding balance on this line of credit was zero and the restricted investment balance was zero.

On August 30, 2001, SPACEHAB’s Astrotech subsidiary completed a $20.0 million financing of its satellite processing facility expansion project in Titusville, Florida with a financial institution. The proceeds of this financing were used to complete the construction of the payload processing facility and supporting infrastructure. The loan was collateralized primarily by the multi-year payload processing contracts with The Boeing Company (“Boeing”) and Lockheed Martin. Interest accrues on the outstanding principal balance at a LIBOR-based rate, adjustable quarterly. The loan was scheduled to mature on January 15, 2011. The loan was converted from a construction loan to a term loan on December 31, 2001. Amortization of loan principal began on January 15, 2002 on a quarterly basis through the loan maturity date.

On October 1, 2003, Astrotech was notified by Boeing that it was exercising its termination rights with regards to its financial guarantees under the contract agreement with Astrotech for payload processing support services for the Delta launch vehicle program. Astrotech was in full compliance with the contract terms at the time of the termination. Boeing indicated that the decision to terminate its guarantees for future Astrotech services was based on the downturn of the commercial expendable launch market rather than due to performance related considerations. Under the contract provision related to termination of its financial guarantees, Boeing paid Astrotech $17.5 million representing future contract payments previously used to collateralize the obligation. On December 31, 2003 the Company repaid $9.5 million of principal on the debt.

The loan agreement was amended on January 29, 2004, whereby the maturity date was shortened to January 2007, the interest rate was fixed at 5.5% and the hedge requirement was eliminated. For the nine months ended March 31, 2004, approximately $11.0 million of principal was repaid and the outstanding balance is $6.1 million as of March 31, 2004.

In conjunction with the original financing, a swap agreement was required to be entered into to provide for a fixed rate of interest under the loan commitment beginning January 15, 2002. The fixed rate of interest on the outstanding principal balance was 5.62% plus 225 basis points. The objective of the swap was to eliminate the variability of cash flows in the interest payments for the total amount of the variable rate debt, the sole source of which is due to changes in the USD-LIBOR-BBA interest rate. Due to the repayment of the Boeing portion of this debt and the subsequent amendment of the loan agreement, the swap was no longer effective as a hedge. The unrealized loss in other comprehensive loss for the portion of the debt that was repaid in December 2003 was recorded as interest expense at December 31, 2003 in the amount of $0.8 million. The Company recognized interest expense of $0.4 million for the unamortized debt placement costs related to the debt repayment in the period ended December 31, 2003. The Company recognized as additional interest expense, the unamortized debt placement costs of $0.2 million and the balance of the deferred loss on the swap in other comprehensive loss of $0.5 million in the third quarter of the fiscal year 2004 in connection with the amendment of the loan agreement.

6. Segment Information

Based on its organization, the Company operates in four business segments: SFS, SGS, Astrotech and SMI. SFS was founded to commercially develop space habitat modules and carriers to operate in the cargo bay of the space shuttles. SFS provides access to the modules and carriers as well as integration and operations support services for both NASA and commercial customers. SGS is primarily engaged in providing configuration management, engineering services, and products to the Federal government and NASA. Astrotech provides payload processing support services and facilities for the satellite manufacturing and launch services industry. Astrotech currently provides launch site preparation of flight-ready satellites to major U.S. space launch companies and satellite manufacturers. SMI was established to develop space-themed commercial business activities.

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

(in thousands) Three Months Ended March 31, 2004
	Revenue	Income (Loss) Before Income Taxes	Net Fixed Assets	Depreciation And Amortization
SPACEHAB Flight Services	$10,240	$649	$32,935	$842
SPACEHAB Government Services	1,826	(62)	125	15
Astrotech	2,542	(294)	47,422	524
SMI	192	(15)	—	—

	$14,800	$278	$80,482	$1,381

Three Months Ended March 31, 2003
	Revenue	Income (Loss) Before Income Taxes	Net Fixed Assets	Depreciation And Amortization
SPACEHAB Flight Services	$13,063	$(52,619)	$51,693	$786
SPACEHAB Government Services	10,199	(10,797)	737	219
Astrotech	2,626	368	48,629	419
SMI	525	111	34	96

	$26,413	$(62,937)	$101,093	$1,520

(in thousands) Nine Months Ended March 31, 2004
	Revenue	Income (Loss) Before Income Taxes	Net Fixed Assets	Depreciation And Amortization
SPACEHAB Flight Services	$32,612	$(2,977)	$32,935	$2,635
SPACEHAB Government Services	8,601	(5,469)	125	53
Astrotech	24,654	13,123	47,422	1,518
SMI	599	(25)	—	—

	$66,466	$4,652	$80,482	$4,206

Nine Months Ended March 31, 2003
	Revenue	Income (Loss) Before Income Taxes	Net Fixed Assets	Depreciation And Amortization
SPACEHAB Flight Services	$39,503	$(54,714)	$51,693	$5,021
SPACEHAB Government Services	31,635	(9,445)	737	706
Astrotech	9,276	1,875	48,629	1,429
SMI	861	(81)	34	226

	$81,275	$(62,365)	$101,093	$7,382

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

If compensation costs for the Company’s stock options were determined based on SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and earnings per share would have been as follows (in thousands, except per share amounts).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net income (loss), as reported	$267	$(62,719)	$4,401	$(61,638)
Deduct: Total stock-based compensation income (expense) determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(75)	39	(248)	(270)

Pro forma net income (loss)	$192	$(62,680)	$4,153	$(61,908)

Earnings per share:
Basic - as reported	$0.02	$(5.06)	$0.35	$(5.03)
Diluted - as reported	$0.02	$(5.06)	$0.31	$(5.03)
Basic - pro forma	$0.02	$(5.06)	$0.33	$(5.05)
Diluted - pro forma	$0.01	$(5.06)	$0.30	$(5.05)

8. Stock Repurchase

On March 25, 2003 the Board of Directors authorized the Company to repurchase up to $1.0 million of the Company’s outstanding common stock at market prices. Any purchases under the Company’s stock repurchase program may be made from time-to-time, in the open market, through block trades or otherwise in accordance with applicable regulations of the Securities and Exchange Commission. For the nine months ended March 31, 2004, the Company repurchased 6,300 shares at a cost of $5,825. As of March 31, 2004, the Company had repurchased 116,100 shares at a cost of $117,320 under the program.

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

On October 1, 2003, Astrotech was notified by Boeing that it was exercising its termination rights with regards to its financial guarantees under the contract agreement with Astrotech for payload processing support services for the Delta launch vehicle program. Astrotech was in full compliance with the contract terms at the time of the termination. Boeing indicated that the decision to terminate its guarantees for future Astrotech services was based on the downturn of the commercial expendable launch market rather than due to performance related considerations. The termination of these financial guarantees had a significant impact on Astrotech’s future guaranteed revenue stream. As the result of this event, the Company performed a goodwill impairment test at Astrotech in accordance with SFAS No. 142, Goodwill and Intangible Assets. The impairment test indicated an impairment of Astrotech’s goodwill of approximately $2.5 million which was recorded in the period ended December 31, 2003. The Company utilized market valuation techniques to calculate the fair value of Astrotech.

10. Investments

SPACEHAB has an investment in Guigne Inc. (“Guigne”), a Canadian corporation that operates under contract with NASA to construct a containerless processing facility that has been scheduled for a future space shuttle mission. SPACEHAB has less than 20% ownership of Guigne and has no significant influence over the activities of the investment. During the three months ended December 31, 2003, Guigne experienced an adverse financial event that, in the opinion of management, impairs the value of SPACEHAB’s investment. An impairment of $1.8 million was recognized in that period.

11. Closing of the Washington, D.C. Office

On October 1, 2003, the Company announced that it would be closing its corporate office in Washington, D.C. by December 31, 2003 and would consolidate those operations into its headquarters in Houston, Texas. The Company took these actions as part of its continuing efforts to further reduce operating expenses and improve profitability. The Company intends to sublease its Washington, D.C. facility which is under lease through May 31, 2006. The Company recorded a charge in the amount of $0.5 million for severance and facilities costs as required under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, during the quarter ended December 31, 2003. As of March 31, 2004, the accrual was $0.4 million and included the selling, general and administrative expenses of the Company.

12. Related Party Transaction

On January 30, 2004, the Company entered into a subcontract agreement with VJF Russian Consulting. The president of VJF Russian Consulting, Vladimir Fishel, is a former Vice President of SPACEHAB who is currently receiving severance payments from the Company and working on a part-time employment arrangement for other consulting activities. The services being provided under the subcontract agreement (valued at $2.6 million) is in support of a contract that SPACEHAB has with the Mitsubishi Corporation. The service will provide thermal conditioning service for three Granada Crystallization Facilities using the Thermal Biological Universe aboard the Service Module of the International Space Station (“ISS”) Russian Segment (“RS”). The service will support these protein crystallization experiments in microgravity which are owned by JAXA.

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

The impacts of this vision will materialize over time, and SPACEHAB management will continue to align its business direction to remain a constructive force in the human spaceflight program. In the long term, management believes that the Company’s core competencies offer opportunities to continue to provide high-value services as well as to design, build, and operate assets that could support initiatives beyond low earth orbit. SPACEHAB plans to pursue these new opportunities aggressively. In the near term, SPACEHAB’s primary objective is to continue providing unique services to NASA and the space community in support of the space shuttle and ISS programs. Even with the renewed vision, the Company expects that the space shuttle and ISS will remain an integral part of the human spaceflight program through at least 2010. SPACEHAB is currently supporting four of the next six scheduled space shuttle flights and is pursuing additional missions that will be important for completing the final assembly and beginning operation of the ISS.

SPACEHAB is also actively engaged in defining commercial solutions to ISS on-orbit re-supply and return requirements which could more effectively be satisfied independent of the space shuttle transportation system. These activities, some of which leverage the Company’s unique international strategic partnerships, include the development of an affordable cargo delivery system based on an expendable launch vehicle, the Russian Progress family of carriers, and a SPACEHAB payload integration architecture to transport pressurized and unpressurized cargo to and from the ISS. Management further believes that the Company’s experience and expertise in the conceptual design, development, ground processing, and on-orbit operations support of payload and crew accommodations position it well for a role in the development of NASA’s Crew Exploration Vehicle, the envisioned next phase in human exploration of space.

Business Segments

SPACEHAB Flight Services (“SFS”) generates revenue by providing shuttle-based, turnkey services that include customer access to space via SPACEHAB’s fleet of pressurized modules and unpressurized pallet carriers; integration and operations support to logistics suppliers transporting their cargo aboard SPACEHAB’s carriers to and from the orbiting ISS; and/or integration and operations support to scientists and technologists responsible for experiments performed aboard module and pallet research platforms. Through January 31, 2004, the preponderance of SFS’s revenue services performed for NASA was generated under the Research and Logistics Mission Support (“ReALMS”) contract under NASA’s Prime ISS Development contract. Beginning in February 2004, and under

NASA’s new consolidated ISS contracts structure, SPACEHAB will provide NASA services (similar to the services provided under the ReALMS contract) under subcontract to NASA’s Cargo Mission contract contractor, Lockheed Martin. SFS is currently under Letter Contract with Lockheed Martin for unpressurized pallet and pressurized module services supporting STS-121 (pallet) and STS-116 and STS-118 (module and pallet) through May 2004. Final contract negotiations are expected to be completed by June 2004.

SFS’s contract with the Prime ISS contractor, The Boeing Company (“Boeing”) for the STS-114 mission carrying the deployable ICC, ESP2, was not affected by the ISS consolidation restructure and continues as before during this period of the Space Shuttle stand-down. STS-114 will be the first mission flown by NASA following the Columbia tragedy and is expected to launch no sooner than March 2005.

On a space-available basis for each mission, additional revenue can be generated by SFS under commercial contracts with non-NASA customers, including both government and private customers. Commercial contracts with non-NASA customers will continue to be established directly between SPACEHAB and its commercial customers. All revenue generated by SFS under such NASA and commercial contract arrangements, and for which total contract mission performance requirements and associated costs can be successfully estimated at contract inception, will continue to be recognized under the percentage-of-completion method.

Additionally, during the space shuttle stand-down period, SFS is providing cargo shipment coordination services to NASA for all U.S. cargo shipped to the ISS via the Russian Progress space vehicle. These services are provided under contract to Lockheed Martin, the CMC contractor to NASA. SPACEHAB is also providing research access to space and on the ISS to the JAXA through RSC Energia, a major Russian aerospace enterprise. SPACEHAB contracted through VJF Russian Consulting with RSC Energia for construction of certain space research equipment, launch vehicle and research space aboard the Russian Progress carrier when the originally scheduled services on the space shuttle were suspended due to the Columbia tragedy.

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

Astrotech Space Operations, Inc. (“Astrotech”) revenue is generated from various fixed-price contracts with launch service providers in both the commercial and government markets. The services and facilities Astrotech provides to its customers support the final assembly, checkout and countdown functions associated with preparing a satellite for launch. This preparation may include: the final assembly and checkout of the satellite, check-out and installation of the solid rocket motors, loading of the liquid propellants, encapsulation of the satellite in the launch vehicle payload fairings, and command and control of the satellite during pre-launch countdown. Astrotech has a multi-year contract in place with Lockheed Martin for payload processing services for commercial Atlas launch vehicle missions, which provides for guaranteed annual minimum payments. The guaranteed revenue for this contract is recognized on a monthly basis according to costs incurred. The revenue generated from other payload processing support contracts, such as those with Boeing, NASA, and Orbital Sciences Corporation is recognized ratably over the occupancy period of the satellites in the Astrotech facilities. Costs incurred by Astrotech are recognized as incurred. Revenue from Astrotech’s support of the Sea Launch program is recognized on a per-mission basis in the month in which the launch occurs.

Space Media, Incorporated and subsidiaries (“SMI”) operates a retail store and internet store offering space-themed products and is engaged in space related educational programs and other space-themed activities.

Revenue

The Company’s revenue for the nine months ended March 31, 2004 and 2003 was generated primarily from the ReALMS contract and contracts with related commercial customers in the SFS segment, the remaining contracts under the FCSD contract in the SGS segment and the contracts with Boeing and Lockheed Martin in the Astrotech segment. Revenue for SMI was immaterial for the nine months ended March 31, 2004 and 2003.

On February 1, 2003, the Company’s Research Double Module (“RDM”) was lost in the STS-107 tragedy. The net book value of the RDM was $67.9 million, which, net of insurance proceeds of $17.7 million, was recognized as a loss in the third quarter of fiscal year 2003. At this time, the Company does not plan to replace the RDM. SPACEHAB’s SFS business segment has two additional modules and other flight assets available to support the Company’s current NASA requirements. These modules and assets can also be used to support future NASA requirements. Based on public statements made by NASA, the Company believes the shuttle will return to flight; however, that return is currently expected to be no earlier than March 2005.

SPACEHAB’s SFS business segment is supporting NASA’s return-to-flight activities and is continuing its operations in preparation for shuttle missions including STS-114, 121, 116, and 118 (in order of their anticipated flight sequence). SFS is preparing a cargo carrier for STS-114, the External Stowage Platform 2 (“ESP2”), that will be deployed and permanently mounted to the ISS. SPACEHAB contracted directly with NASA’s prime ISS contractor, Boeing, for the STS-114 mission. For STS-121, a new mission added to the NASA ReALMS contract during the period ended December 31, 2003, SPACEHAB is scheduled to provide its non-deployable unpressurized carrier to NASA for transport of several critical ISS Orbital Replacement Unit (“ORU”) spares. For both STS-116 and 118, missions previously placed under ReALMS, SPACEHAB is scheduled to provide its pressurized single module and its unpressurized non-deployable carrier for transport of critical cargo and ORUs to and from the ISS. The Company has successfully completed negotiations with Boeing and NASA for the respective contract equitable adjustments required to continue uninterrupted support to ongoing STS-114, 116 and 118 mission preparation activities during the shuttle down period following the Columbia tragedy. As previously described, the ReALMS contract expired January 31, 2004 and support for missions STS-121, 116 and 118 is continuing under a subcontract agreement to Lockheed Martin, effective February 1, 2004. SPACEHAB is currently providing these services under a letter contract and is in final contract negotiations with Lockheed Martin for this new contract. Additionally, after approximately April 15, 2004, SFS no longer is subcontracting its module mission integration, operations and sustaining engineering technical support to Boeing. Most module mission tasks previously performed by Boeing personnel will now be performed by SPACEHAB’s SFS personnel and selected NASA cargo integration tasks on SPACEHAB module missions will now be performed by Lockheed Martin as a part of their CMC with NASA. This decision will enable SFS to continue to provide services to NASA and is consistent with the direction of the ISS Program Office.

In January 2004 the Company initiated activity under the Japanese Experiment Thermal Incubator Service (“JETIS”) contract with the Mitsubishi Corporation, representing JAXA, that was entered into in 2000 and originally scheduled to fly aboard SPACEHAB’s RDM. Subsequent to the suspension of the space shuttle flights and destruction of SPACEHAB’s RDM, the Company contracted for construction of certain space research equipment and for research space aboard the ISS and up to three Russian Progress cargo missions with VJF Russian Consulting, representing RSC Energia, a major Russian aerospace manufacturer and mission operator.

On October 1, 2003, Astrotech was notified by Boeing that it was exercising its termination rights with regards to its financial guarantees under the contract agreement with Astrotech for payload processing support services for the Delta launch vehicle program. Astrotech was in full compliance with the contract terms at the time of the termination. Boeing indicated that the decision to terminate its guarantees for future Astrotech services was based on the downturn of the commercial expendable launch market rather than due to performance related considerations. Under the terms of the contract provision related to termination of its financial guarantees, Boeing paid Astrotech $17.5 million representing future contract payments previously used to collateralize the obligation. Astrotech recognized the early termination payment as revenue in the quarter ended December 31, 2003. The termination of the Boeing contract guarantees had a significant impact on Astrotech’s future guaranteed revenue stream. As the result of this event, the Company performed a goodwill impairment test at Astrotech in accordance with Statement of

Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets. The impairment test indicated an impairment of Astrotech’s goodwill of approximately $2.5 million which was recorded in the period ended December 31, 2003. The Company utilized market valuation techniques to calculate the fair value of Astrotech.

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

During the three and nine months ended March 31, 2004, deferred revenue decreased by $5.0 million and $8.6 million, respectively, as the Company recognized revenue on contracts where milestone payments had been received in prior periods. Management expects further reduction of deferred revenue through the remainder of the next fiscal year which will result in revenue recognition on contracts for which the related cash was received in a prior period.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

Revenue. Revenue decreased approximately 44% to $14.8 million as compared to $26.4 million for the three months ended March 31, 2004 and 2003, respectively.

(in millions)	March 31, 2004	March 31, 2003	Dollar Variance	Percent Variance
SPACEHAB Flight Services	$10.3	$13.1	$(2.8)	(21%)
SPACEHAB Government Services	1.8	10.2	(8.4)	(82%)
Astrotech	2.5	2.6	(0.1)	(4%)
SMI	0.2	0.5	(0.3)	(60%)

	$14.8	$26.4	$(11.6)	(44%)

The decrease in revenue from the SFS business segment is attributable to the mix of missions under the ReALMS contract and the temporary grounding of the shuttle fleet due to the STS-107 tragedy in February 2003. The decrease in revenue at the SGS business segment is primarily due to the loss of significant portions of the FCSD contract after the third quarter of fiscal year 2003. The decrease of revenue at the SMI business unit is due to the higher revenue for the same period last year due to the increased interest in space memorabilia resulting after the Columbia tragedy.

Costs of Revenue. Costs of revenue for the three months ended March 31, 2004 decreased by 56% to approximately $9.8 million, as compared to $22.1 million for the prior year’s quarter.

(in millions)	March 31, 2004	March 31, 2003	Dollar Variance	Percent Variance
SPACEHAB Flight Services	$5.6	$10.5	$(4.9)	(47%)
SPACEHAB Government Services	1.5	9.2	(7.7)	(84%)
Astrotech	1.5	1.2	0.3	25%
SMI	0.1	0.2	(0.1)	(50%)
Depreciation	1.1	1.0	0.1	10%

	$9.8	$22.1	$(12.3)	(56%)

The decrease in costs of revenue for SFS under the ReALMS contract with NASA and commercial customers is due to the mix of missions under contract and the temporary grounding of the space shuttle fleet due to the STS-107 tragedy. SGS’s costs decreased primarily due to the loss of significant portions of the FCSD contract after the third quarter of fiscal year 2003. Astrotech’s increase in costs of revenue is due to more satellites being processed in this quarter compared to the same period last year.

Operating Expenses. Operating expenses decreased to approximately $2.6 million for the three months ended March 31, 2004 as compared to approximately $65.4 million for the three months ended March 31, 2003. The decrease in operating expenses is primarily attributable to an $11.9 million non-cash charge for impairment of goodwill at SGS and a non-cash non-recurring charge of $50.3 million for the loss of the RDM in the period ended March 31, 2003.

Selling, general and administrative expenses decreased to $2.5 million from $3.1 million for the periods ended March 31, 2004 and 2003 respectively, as the result of the Company’s ongoing cost reduction efforts and staffing reductions.

Interest and Other Expense. Interest expense was approximately $2.2 million for the three months ended March 31, 2004 as compared to approximately $1.8 million for the three months ended March 31, 2003. The increase in interest expense is primarily due to loss on termination of the interest rate swap and write off of debt placement costs upon the amendment of the mortgage loan for the Astrotech facilities.

Interest and Other Income. Interest and other income was immaterial for the three months ended March 31, 2004 and March 31, 2003. Interest income is earned on the Company’s short-term investments.

Income Taxes. Based on the Company’s projected effective tax rate for fiscal year 2004, the Company recorded a minimal tax expense for the three months ended March 31, 2004 as compared to a tax refund of $0.2 million during the three months ended March 31, 2003.

Net Income (Loss). Net income for the three months ended March 31, 2004 was approximately $0.3 million or $0.02 per share basic and $0.02 per share diluted on 12,476,342 and 14,264,818 shares, respectively, as compared to a net loss of approximately $62.7 million or $5.06 per share (basic and diluted) on 12,398,775 shares for the three months ended March 31, 2003.

For the nine months ended March 31, 2004 as compared to the nine months ended March 31, 2003.

Revenue. Revenue decreased 18% to approximately $66.5 million as compared to $81.3 million for the nine months ended March 31, 2004 and 2003, respectively.

(in millions)	March 31, 2004	March 31, 2003	Dollar Variance	Percent Variance
SPACEHAB Flight Services	$32.6	$39.5	$(6.9)	(17%)
SPACEHAB Government Services	8.6	31.6	(23.0)	(73%)
Astrotech	24.7	9.3	15.4	166%
SMI	0.6	0.9	(0.3)	(33%)

	$66.5	$81.3	$(14.8)	(18%)

The decrease in revenue under the ReALMS contract with NASA and commercial customers is attributable to the types of missions under contract and the temporary grounding of the space shuttle fleet due to the STS-107 tragedy. SFS also recognized revenue of approximately $1.6 million due to NASA’s decision to terminate its contract for a dedicated research mission, previously scheduled after the STS-107 mission, during the nine months ended March 31, 2004. In a prior fiscal year, the Company had completed and was paid a milestone payment in excess of revenue recognized for that mission. As the Company has no further performance required under the contract, the balance of the milestone payment was recognized as revenue. Revenue at Astrotech increased by approximately $15.4 million due primarily to a termination payment from Boeing of $17.5 million partially offset by the reduction of additional revenue under its long-term contracts. SGS’s revenue decreased primarily due to the loss of significant portions of the FCSD contract after the third quarter of fiscal year 2003.

Costs of Revenue. Costs of revenue for the nine months ended March 31, 2004 decreased by 46% to approximately $36.2 million, as compared to $66.5 million for the comparable period last year.

(in millions)	March 31, 2004	March 31, 2003	Dollar Variance	Percent Variance
SPACEHAB Flight Services	$21.1	$28.4	$(7.3)	(26%)
SPACEHAB Government Services	7.2	27.9	(20.7)	(74%)
Astrotech	4.2	4.1	0.1	2%
SMI	0.3	0.4	(0.1)	(25%)
Depreciation	3.4	5.7	(2.3)	(40%)

	$36.2	$66.5	$(30.3)	(46%)

Costs of revenue under the SFS business segment decreased primarily due to the mix of missions under the ReALMS contract and the temporary grounding of the space shuttle fleet due to the STS-107 tragedy. The costs of revenue decrease at SGS is attributable to the loss of significant portions of the FCSD contract after the third quarter of fiscal year 2003. Astrotech’s costs increased slightly due to the increase in the number of missions processed in the period ended March 31, 2004 as compared to March 31, 2003. The decrease in depreciation expense is related to the loss of the RDM in the STS-107 tragedy in February 2003.

Operating Expenses. Operating expenses decreased to approximately $19.0 million for the nine months ended March 31, 2004 as compared to approximately $71.5 million for the nine months ended March 21, 2003. The decrease in operating expenses is primarily attributable to an $11.9 million non-cash charge for impairment of goodwill at SGS and a non-cash non-recurring charge of $50.3 million for the loss of the RDM in the period ending March 31, 2003. During the nine months ending March 31, 2004, the Company recorded a non-cash charge of $8.3 million for impairment of goodwill at SGS and Astrotech. Also during this period, the Company recorded a charge of approximately $0.5 million related to the closing of the Washington, D.C. office and other severance related costs. In the period ended March 31, 2004, the Company recorded an impairment charge of $1.8 million to write off the Company’s investment in Guigne based upon unfavorable financial events that occurred at Guigne.

Selling, general and administrative expenses decreased to $8.9 million from $9.2 million for the periods ended March 31, 2004 and 2003 respectively, as the result of the Company’s ongoing cost reduction efforts and staffing reductions. In addition, during the period ended March 31, 2004, the Company recorded a charge of approximately $0.5 million related to the closing of the Washington, D.C. office and other severance related costs.

Interest and Other Expense. Interest expense was approximately $6.8 million for the nine months ended March 31, 2004 compared to approximately $5.5 million for the nine months ended March 31, 2003. The increase in interest expense is due to the loss of hedge accounting on the interest rate swap for the mortgage loan resulting in the current expensing of $1.3 million of unrealized losses previously in other comprehensive loss upon amendment of the mortgage loan, as well as the acceleration of $0.7 million of debt placement costs.

Interest and Other Income. Interest and other income was immaterial for the nine months ended March 31, 2004 and March 31, 2003. Interest income is earned on the Company’s short-term investments.

Income Taxes. Based on the Company’s projected effective tax rate for fiscal year 2004, the Company recorded a tax expense of $0.3 million for the nine months ended March 31, 2004. The Company recorded a tax benefit of $0.7 million for the nine months ended March 31, 2003.

Net Income (Loss). The net income for the nine months ended March 31, 2004 was approximately $4.4 million or $0.35 per share basic and $0.31 per share diluted on 12,415,977 and 14,039,798 shares, respectively, as compared to a net loss of approximately $61.6 million or $5.03 per share (basic and diluted) on 12,263,426 shares for the nine months ended March 31, 2003.

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

The Company currently maintains a working capital line of credit facility totaling $5.0 million in order to ensure appropriate levels of liquidity. As of March 31, 2004, amounts unused and available under this credit facility were $5.0 million.

Cash Flows From Operating Activities. Cash provided by operations for the nine months ended March 31, 2004 and 2003 was $7.2 million and $23.3 million, respectively. During the nine months ended March 31, 2004, the Company received $17.5 million due to the Boeing termination. In addition, the Company recorded a non-cash charge of $8.3 million for impairment of goodwill at Astrotech and SGS. The Company recorded a non-cash valuation allowance of $1.8 million for its investment in Guigne. The Company also recorded a non-cash charge of approximately $0.7 million due to the mortgage loan repayment. Depreciation and amortization was $4.2 million. Deferred revenue decreased by $8.6 million primarily due to revenue recognition for the closeout of the ReALMS contract and revenue recognized on a commercial contract with the Mitsubishi Corporation, representing JAXA that was paid in a prior year. Accounts payable and accrued expenses and accounts payable-EADS decreased by $4.4 million. For the nine months ended March 31, 2003, the Company recorded a $50.3 million nonrecurring charge, related to its loss of the RDM as the result of the space shuttle Columbia tragedy. The Company also recorded a non-cash charge for impairment of goodwill of $11.9 million at SGS due to the decline in SGS’s revenue base. The Company received $17.7 million from the commercial insurance carriers for the loss of the RDM. Deferred revenue decreased by $8.4 million due to the completion of the STS-107 mission and the completion of most tasks related to the STS-114 mission.

Cash Flows From Investing Activities. For the nine months ended March 31, 2004 and 2003, cash flows provided by investing activities were $6.3 million and $15.7 million, respectively. For the nine months ended March 31, 2004 cash flows from investing activities were primarily generated by the sale of $7.4 million of short-term investments. The Company spent $0.4 million for flight assets while approximately $0.8 million was spent on property and equipment to support processing operations on upcoming government satellite missions. The Company expects to incur capital expenditures this fiscal year of approximately $1.5 million for all business segments, including approximately $0.8 million to replace flight assets lost as a result of the STS-107 tragedy. For the nine months ended March 31, 2003, the Company received $0.8 million of funds from the state governmental agencies relative to the construction of its satellite processing facility. The Company received $17.7 million from its commercial insurance carries for the loss of the RDM of which $16.5 million was then invested in U.S. Treasuries, Federal sponsored agencies and repurchase agreements collateralized by U.S. Treasury obligations. Excess machinery and equipment was sold for $0.1 million which was offset by minor capital expenditures.

Cash Flows From Financing Activities. For the nine months ended March 31, 2004 and 2003, cash flows used in financing activities were $12.7 million and $6.0 million, respectively. For the nine months ended March 31, 2004 the Company paid $13.0 million of obligations under various credit agreements and received proceeds from the sale of common stock of $0.3 million. For the nine months ended March 31, 2003 the Company paid $5.8 million of obligations under various credit agreements and $0.3 million from a litigation settlement.

Beginning in the third quarter of fiscal year 2001, management began an aggressive multi-faceted plan to improve the Company’s financial position and liquidity. This plan included restructuring and repayment of certain debt obligations. Under this plan, the Company undertook extensive efforts to reduce cash required for both operations and capital investments. Additionally, the Company completed planned divesting of non-core assets. Development and construction of new assets is currently limited to those assets required to fulfill existing commitments under contracts and to replace certain flight assets as the result of the STS-107 tragedy. The Company has no further on-going commitments to fund development or construction of any other assets. The Company completed the planned restructuring of certain debt obligations and continues to focus on reducing its outstanding debt.

On March 25, 2003 the Board of Directors authorized the Company to repurchase up to $1.0 million of the Company’s outstanding common stock at market prices. Any purchases under the Company’s stock repurchase program may be made from time-to-time, in the open market, through block trades or otherwise in accordance with applicable regulations of the Securities and Exchange Commission. As of March 31, 2004, the Company had repurchased 116,100 shares at a cost of $117,320 under the program. The Company will continue to evaluate the stock repurchase program and the funds authorized for the program.

The Company was under contract with NASA to support the STS-107 mission on its Columbia orbiter. The mission utilized the Company’s RDM flight asset. On February 1, 2003 the RDM was lost in the STS-107 tragedy. The RDM was partially covered by commercial insurance. During the three months ended March 31, 2003 the Company received $17.7 million from commercial insurers. The Company does not plan on replacing the RDM. The Company has two additional modules available to support the Company’s current NASA requirements. The Company had invested the majority of the commercial insurance proceeds in U.S. Treasury securities, Federal sponsored agencies and repurchase agreements collateralized by U.S. Treasury securities in order to safeguard capital and provide ready liquidity.

In January 2004, the Company filed a formal proceeding with NASA seeking indemnification under the Company’s ReALMS contract with NASA in the amount of $87.7 million for the value of the Company’s RDM and related equipment that was destroyed during the STS-107 space shuttle Columbia tragedy. NASA has notified the Company that it will respond to the claim by June 24, 2004. Upon resolution of the claim, any proceeds from NASA would be recorded in the period in which the claim is resolved.

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

The Company’s cash and short-term investments were approximately $8.7 million as of March 31, 2004. Management believes that the Company has sufficient liquidity to fund ongoing operations beyond the remainder of this fiscal year, however, under a scenario where significant contract operations fail to materialize, the Company could be facing liquidity concerns after the end of fiscal year 2004. The Company also expects to utilize existing cash, cash anticipated to be generated from operations, and any potential payment from NASA in settlement of the Company’s claim related to losses in the space shuttle Columbia tragedy to support strategies for new business initiatives and reduce debt service requirements.

The Company’s contractual obligations as of March 31, 2004 are as follows:

Contractual Obligations

($ in thousands)
Contractual Obligations	At March 31, 2004	Remaining in Fiscal Year 2004	Fiscal Year 2005	Fiscal Year 2006	Fiscal Year 2007	Fiscal Year 2008	Thereafter
Long-term Debt	$63,250	$—	$—	$—	$—	$63,250	$—
Mortgage Loan Payable	6,100	471	1,958	2,059	1,612	—	—
Capital Leases	139	72	67	—	—	—	—
Operating leases, net[1]	6,724	16	3,026	579	259	(99)	2,943

Total Contractual Cash Obligations[2]	$76,213	$559	$5,051	$2,638	$1,878	$63,151	$2,943

(excluding interest payments)

[1] -	For the remainder of fiscal year 2004, the Company expects to receive net payments of $0.1 million for subleases. For fiscal years 2005, 2006, 2007, and 2008, the Company expects to receive net payments of approximately $0.5 million, $0.5 million, $0.5 million, and $0.5 million, respectively, for subleases.

[2] -	Does not include commitment for completion of Japanese Aerospace Exploration Agency (“JAXA”) Experiment Thermal Incubators Services project of $1.6 million ($0.2 million remaining in FY04, $1.0 million in FY05, and $0.4 million in FY06) for which payment has been previously recorded and included in deferred revenue. The commitment was signed in January 2004.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company has no material changes to the disclosure made on this matter in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

ITEM 4.	Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on its evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In January 2004, the Company filed a formal proceeding with NASA seeking indemnification under the Company’s ReALMS contract with NASA in the amount of $87.7 million for the value of the Company’s RDM and related equipment that was destroyed during the STS-107 space shuttle Columbia tragedy. NASA has notified the Company that it will respond to the claim by June 24, 2004. Upon resolution of the claim, any proceeds from NASA would be recorded in the period in which the claim is resolved. In January 2004, Lloyd’s of London (“Lloyd’s”), the Company’s insurer for the RDM, filed a complaint in the United States District Court for the Western District of Washington seeking the return of the $17.7 million Lloyd’s had paid to the Company under the RDM insurance policy alleging that the Company, among other things, breached the contracts of insurance by demanding and receiving the insurance proceeds before NASA had paid, or agreed to pay, the contractually stipulated $8.0 million indemnification. In February 2004 Lloyd’s withdrew its complaint from the United States District Court and filed a similar complaint in Superior Court of the State of Washington. The Company believes that Lloyd’s complaint is without merit and has responded to the complaint accordingly.

ITEM 2.	CHANGES IN SECURITIES

In February 2004, the Company’s Board of Directors authorized the filing of an Amended and Restated Rights Agreement which amended the existing Agreement to provide for exercisability of the Rights granted thereunder upon an Acquiring Person (as defined therein) acquiring beneficial ownership of 20% or more of the outstanding Common Shares, replacing the previous threshold of 15% or more of the outstanding Common Shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a)	10.123	Employment and Non-Interference agreement, dated as of January 9, 2004, between the Company and Brian K. Harrington

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

	32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K.

•	The Company’s earnings release for the period ended March 31, 2004 was filed on Form 8-K on May 11, 2004.

•	An amendment to the Amended and Restated Rights Agreement was filed on Form 8-K on February 23, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPACEHAB, INCORPORATED

Date: May 12, 2004	/s/ MICHAEL E. KEARNEY

Michael E. Kearney President and Chief Executive Officer

/s/ BRIAN K. HARRINGTON

Brian K. Harrington Senior Vice President, Finance and Chief Financial Officer