Form 10-K
period 2004-06-30
SPACEHAB INC \WA\
filed 2004-09-28
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-27206

SPACEHAB, Incorporated

(Exact name of registrant as specified in this charter)

Washington	91-1273737
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12130 Highway 3, Building 1

Webster, Texas 77598-1504

(713) 558-5000

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (no par value)	NASDAQ National Market

Number of shares of Common Stock (no par value) outstanding as of January 5, 2004, 12,435,827. Aggregate market value of Common Stock (no par value) held by non-affiliates of the registrant on January 5, 2004, based upon the closing price of the Common Stock on the NASDAQ National Market of $1.92 was approximately $23,876,788.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the Annual Meeting of	Parts I, II, and III of Form 10-K
Stockholders to be held November 10, 2004

PART I

DEFINITIONS

As used in this Form 10-K, the abbreviations and acronyms contained herein have the meanings set forth below. Additionally, the terms “SPACEHAB”, “the Company”, “we”, “us” and “our” refer to SPACEHAB, Incorporated and its subsidiaries, unless the context clearly indicates otherwise.

APB Opinion 25	Accounting Principles Board Opinion No. 25
ASO	Astrotech Space Operations
Astrotech	Astrotech Space Operations
Boeing	The Boeing Company
CAIB	Columbia Accident Investigation Board
CM	Configuration Management
CMC	Cargo Mission Contract
Common Stock	SPACEHAB common stock
CPS	Commercial Payload Service
DDM	Docking Double Module
EELV	Evolved Expendable Launch Vehicles
ELV	Expendable Launch Vehicle
ESV	eScottVentures II, LLC
FASB	Financial Accounting Standards Board
GI	Guignè Inc.
GTL	Guignè Technologies Limited
ICC	Integrated Cargo Carrier
IDIQ	Indefinite Delivery Indefinite Quantity
ISS	International Space Station
JAXA	Japan Aerospace Exploration Agency
JE	Johnson Engineering Corporation
JETIS	Japanese Experiment Thermal Incubator Service
Lloyd’s	Lloyd’s of London
Lockheed Martin	Lockheed Martin Corporation
NASA	National Aeronautics and Space Administration
Orbital	Orbital Sciences Corporation
ORU	Orbital Replacement Unit
PI&C	Program Integration and Control
RDM	Research Double Module
ReALMS	Research and Logistics Mission Support
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFS	SPACEHAB Flight Services
SGS	SPACEHAB Government Services
SMI	Space Media, Inc.
SPF	Spacecraft Processing Facility
SSI	Spaceport Systems International
TINA	Truth in Negotiations Act
USA	United Space Alliance
USAF	United States Air Force
VAFB	Vandenberg Air Force Base
VCC	Vertical Cargo Carrier

Item 1. Business.

THE COMPANY

Incorporated in 1984, SPACEHAB was the first company to commercially develop, own and operate pressurized space habitat modules. Serving the international community, SPACEHAB has experience supporting both manned and unmanned missions to space. We offer:

•	Access to space through the use of research and logistics modules and carriers

•	Expertise on the habitability and occupational challenges of space

•	Facility operations and spacecraft processing services

•	Engineering, analysis, and space payload transportation services

•	Program integration and control

•	Product design and development

•	Space media, education, and retail goods

Through our SPACEHAB Flight Services (“SFS”) business unit, our habitat modules and unpressurized cargo carriers provide space-based research facilities and cargo services for use aboard the U.S. space shuttle system. A SPACEHAB single module, when installed in the payload bay of a space shuttle, more than doubles the space available to astronauts for research, habitation, and storage. We offer our modules in single and double configurations, outfitted for research, logistics, or a combination of research and logistics depending on customer needs. We also offer an unpressurized cargo carrier system, the Integrated Cargo Carrier (“ICC”), which is used to ferry equipment, supplies, and tools to the International Space Station (“ISS”).

The Company sells research and logistics services to NASA and commercial customers who want to use the modules and carriers in space. In addition to our flight assets, we offer a full range of ground-based pre- and post-flight experiment and payload processing services and in-flight operations support. As of June 30, 2004, SPACEHAB modules and ICCs have flown on 18 missions on the space shuttle, including 12 logistics missions (five to the ISS and seven to the Russian space station Mir).

On February 12, 1997, SPACEHAB acquired the operating assets and business of Astrotech Space Operations, Inc. (“Astrotech” or “ASO”) from Northrop Grumman Corporation. Offering customers an alternative to using government-owned facilities, our ASO subsidiary serves payload customers launching on a wide range of expendable launch vehicles including Atlas, Delta, Pegasus, Sea Launch, and Taurus, as well as secondary payloads flown on the space shuttle. Astrotech is a commercial provider of satellite processing services in the United States, supplying the facilities and services used in the launch preparation of these spacecraft. In fiscal year 2002, Astrotech completed construction of a state-of-the-art processing facility in Titusville, Florida to process larger five-meter class satellites and payload fairings for the Evolved Expendable Launch Vehicle (“EELV”) programs. With more than 200 satellites processed, ASO diversifies SPACEHAB’s customer base and broadens our core competencies.

We further expanded our capability to support human space flight activities by acquiring Johnson Engineering Corporation (“JE”) on July 1, 1998. In March 2003 we changed the business unit’s name to SPACEHAB Government Services (“SGS”). SGS includes specialized engineering support services for the U.S. Government and various commercial industries. As a NASA contractor for over 30 years, this unit offers a wide array of products and services in the engineering, program integration and control, and product development disciplines. Specifically, SGS manages projects in need of comprehensive engineering solutions and provides unique capabilities such as specialty engineering, hardware design and development, and configuration and data management.

On April 11, 2000, SPACEHAB announced the formation of Space Media, Inc. (“SMI”), a majority-owned subsidiary intended to create proprietary space-themed content for education and commerce. SMI provides the space enthusiast with a variety of services. These services range from outfitting a comprehensive space exhibit to providing astronaut appearances and product endorsements. In 2001, we acquired an online retailing outlet, TheSpaceStore.com. This website and retail store, adjacent to NASA’s Johnson Space Center in Houston, offers more than 500 products, providing distinctive and personalized gifts, clothing, mission patches, and more. Through the STARS Program, SMI also provides educational and outreach services to schools around the globe.

The current business of the Company is in three areas: (1) SFS services required to support the space shuttle’s return-to-flight, assembly and utilization of the ISS, and evolution of NASA’s exploration initiation; (2) Expansion of the ASO revenue base through new markets and new services, and (3) SGS support for the ISS Program Office under cost-type government contracts. We are continuing to identify new business and business opportunities within our core competencies.

Documents and Information Available on Website

The Internet address of the Company’s website is www.spacehab.com. We make available, free of charge through our website, all of our filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

On the Corporate Governance page of the Investor Info section of our company website, the documents listed below are also available or can be mailed in printed format to any stockholder upon request to the Vice President – Investor Relations, SPACEHAB, Inc. 12130 Highway 3, Building 1, Webster, Texas 77598.

•	Code of Ethics and Business Conduct

•	Code of Ethics for Senior Financial Executives

•	Audit Committee Charter

•	Compensation Committee Charter

•	Corporate Governance and Nominating Committee Charter

•	Shareholder Communications Policy

•	Complaint and Reporting Procedures for Accounting and Auditing Matters

SPACEHAB will make prompt disclosure of any amendment to or waiver of any provision of its business ethics guidelines that applies to any director or executive officer or to its chief executive officer, chief financial officer, chief accounting officer or controller, or persons performing similar functions. We will make any such disclosure that may be necessary by posting the disclosure on our website on the Corporate Governance page.

BUSINESS AND PROPERTY

SPACEHAB’s business segments provide a range of products and services to the aerospace market. Our four business units; SPACEHAB Flight Services, SPACEHAB Government Services, Astrotech Space Operations, and Space Media, provide a wide range of product and service support to the aerospace industry including research and logistics expertise and hardware; engineering and analysis services; payload processing and delivery; and space education and retail goods.

SPACEHAB Flight Services

NASA and other users of the space shuttle and ISS must follow a complex set of procedures to prepare payloads for launch, operate them in space, and process them upon return. The SFS Carrier Development and Operations Group offer these users turn-key, fixed-price payload services using Company-controlled assets. These services include payload scheduling, mission planning, safety analysis and certification, physical integration with a carrier (such as a SPACEHAB module or ICC), integration of carriers with the space shuttle, flight operations, data gathering and synthesis, and launch and landing site activities.

SFS is responsible for sustaining engineering, physical integration, and operation of the Company’s modules, ICCs, and supporting equipment, all which are housed at our SPACEHAB Payload Processing Facility in Cape Canaveral, Florida. A single module is an aluminum cylinder, measuring 10 feet in length by 13.5 feet in diameter, which incorporates a patented design that includes a truncated top and flat end caps. These fully-instrumented modules provide resources such as power, data management, thermal control, and vacuum venting. Single modules, which have a payload capacity of 5,400 pounds, are employed primarily for research and logistics missions. When doubled, the capacity increases to 10,000 pounds and optimizes the resupply capability for NASA by carrying vital supplies to cosmonauts and astronauts aboard the ISS.

In fiscal year 1997, the Company began full-scale development of the Research Double Module (“RDM”) (payload capacity 9,000 lb.), outfitted to serve as a microgravity laboratory. The RDM was completed in fiscal year 2001 and made its first flight on NASA shuttle mission STS-107. The RDM was destroyed in the STS-107 Columbia accident. The Company has no plans to replace the RDM at this time.

SPACEHAB developed the ICC system of unpressurized payload carriers to transport cargo that does not require a pressurized environment. Cargo suitable for transport on the ICC includes ISS assembly components and spares, astronaut tools, and unpressurized experiments. Based on a patented pallet technology, the ICC flies in what is ordinarily unused volume in the front or rear of the space shuttle’s cargo bay. It can be used alone or in combination with SPACEHAB single or double modules to provide the optimum mix of pressurized and unpressurized cargo capacity on a single mission to the ISS. By expanding the capabilities of the space shuttle and offering flexibility in the mix of pressurized and unpressurized cargo carried on each mission, the ICC is a cost-effective option for ISS logistics.

SPACEHAB completed construction of its fleet of three ICCs in fiscal year 1999. Our ICCs initially flew on NASA’s first supply mission to the ISS, space shuttle flight STS-96 in May 1999, and have flown on four subsequent missions with more flights scheduled on the NASA manifest. In fiscal year 2001, we sold our ICCs to EADS Space Transportation and entered into an agreement with them to lease back these assets for a period of four years with two additional four-year options. To meet particular NASA requirements for unpressurized cargo transport, SPACEHAB developed a Vertical Cargo Carrier (“VCC”), designed and built for us by RSC Energia. In fiscal year 2002, we completed construction of the VCC and also sold this asset to EADS for inclusion in the lease back arrangements cited above. The ICC system, including the VCC and other derivatives, is a highly-capable, flexible, and adaptable payload transport option.

The Space Shuttle Program is currently implementing modifications recommended in the Columbia Accident Investigation Board report issued after the Columbia accident and is scheduled for a return to flight no earlier than March 2005. Pending the return to flight, the SFS business unit is continuing operations, supporting four of the next six planned space shuttle missions. In April 2004, we successfully completed the transition of the Company’s module systems integration and operations from our subcontractor The Boeing Company (“Boeing”) to an in-house capability. Our personnel now perform mission integration, hardware development, and sustaining engineering required to support the flight of our modules. EADS provides ICC mission integration services under subcontract to SPACEHAB. Additionally, during the space shuttle stand-down period, SFS is providing cargo shipment coordination services to NASA for all U.S. cargo shipped to the ISS via the Russian Progress space vehicle. All module and ICC mission integration services as well as all cargo shipping services are currently provided to NASA under contract to Lockheed Martin Corporation (“Lockheed Martin”) who leads NASA’s Cargo Mission Contract (“CMC”) efforts.

We are also providing research access to space and on the ISS to the Japan Aerospace Exploration Agency (“JAXA”) through RSC Energia, the major Russian aerospace enterprise. SPACEHAB contracted through V.J.F. Russian Consulting with RSC Energia for construction of certain space research equipment, launch vehicle, and research space aboard the Russian Progress carrier when the originally-scheduled services on the space shuttle were suspended due to the Columbia tragedy.

Subsequent to year end, the SFS Space Commerce Development group was awarded a six-month NASA study contract valued at approximately $1.0 million to support the space agency’s new exploration initiatives. As one of a just a handful of the proposals selected from the multitude submitted, SPACEHAB will define concepts for accomplishing human lunar exploration with a focus on innovative solutions and commercial approaches that could be extensible to Mars and beyond. In addition to this six-month contract effort, the Company may be awarded a contract option that includes an additional six-month effort also valued at nearly $1.0 million.

Astrotech Space Operations

SPACEHAB’s Astrotech subsidiary provides satellite processing facilities and support services for satellite manufacturing and launch services industries, including commercial, NASA, and Department of Defense customers. Astrotech maintains company-owned facilities for the processing of payloads and payload elements launched from Florida’s NASA Kennedy Space Center/Cape Canaveral Air Force Station, and Vandenberg Air Force Base (“VAFB”) in California. Astrotech also provides payload processing and facilities maintenance support to the Sea Launch program at the Home Port facilities in Long Beach, California under contract to Sea Launch Company LLC. The ASO facilities are specifically sized and outfitted to accommodate a wide range of customer payloads as well as the payload fairings and payload adapter assemblies of the launch service providers. This approach allows for maximum flexibility in the processing of parallel missions and accommodating schedule changes. Astrotech’s goal is to make its facilities and operations a seamless extension of the customer’s factory environment.

Specific ASO satellite processing services include support for spacecraft final mechanical assembly, electrical checkout, liquid propellant loading, solid rocket motor/ordnance installation, payload fairing encapsulation, and remote payload command and control during the launch countdown. Satellite payload processing requires specialized facilities located near the launch site, with such features as advanced environmental control, clean high bay work areas, hazard-proof electrical systems, and overhead bridge cranes.

In support of the new Lockheed Martin and Boeing five-meter class launch vehicles, Astrotech began design and construction of a major facility expansion at its Florida site in August 1998 at a cost of approximately $31 million, building a new Spacecraft Processing Facility (“SPF”) and associated infrastructure upgrades to support projected higher launch rates and larger-sized payloads associated with these new launch vehicle systems. Dedicated in October 2001, the SPF supports all planned configurations of the Boeing Delta IV and Lockheed Martin Atlas V launch vehicle systems.

On October 1, 2003, Astrotech was notified by Boeing that it was exercising its termination rights with regards to its financial guarantees under the contractual agreement with Astrotech for payload processing support services for the Delta launch vehicle program. Boeing indicated that the decision to terminate its guarantees for future Astrotech services was based on the downturn of the commercial expendable launch market rather than performance-related considerations. Astrotech was in full compliance with the contract terms at the time of the termination. Under the contract provision related to termination of its financial guarantees, Boeing paid Astrotech $17.5 million representing consideration for future contract payments guaranteed under the contract.

Although Boeing recently terminated its financial guarantees, they continue to use Astrotech’s processing support services. Subsequent to the termination announcement, Boeing funded three new task orders to Astrotech for payload processing support at their Florida facilities for work performed during fiscal year 2004 and 2005.

During fiscal 2004, Astrotech began direct contract support to NASA for satellite support services in Florida. Astrotech has two NASA missions under contract, MESSENGER which successfully launched after the fiscal year, and Deep Impact scheduled for launch in fiscal 2005. Astrotech is also working with NASA on an Indefinite Delivery/Indefinite Quantity (IDIQ) contract format for future mission support.

SPACEHAB Government Services

Our SGS business unit expands SPACEHAB’s core business of supporting people living and working in space. SGS supports the Government in the areas of large-scale configuration and data management programs such as the ISS; specialized design, development, and fabrication of space hardware; low- to high-fidelity mockup design and construction; and safety and quality support services. This SPACEHAB business unit offers a wide array of products and services in these varied fields and brings advanced ideas and solid execution of these innovations to our customers. SGS is currently under contract to provide configuration management services within the Program Integration & Control (“PI&C”) contract of which ARES Corporation is the prime contractor. Prior to this time, from May 1993 to April 2003, SGS primarily operated under the Flight Crew Systems Development contract, a $399.1 million multi-task cost-plus award and incentive-fee contract, which concluded in April 2003.

Space Media

On April 11, 2000, we announced the formation of SMI, a majority-owned subsidiary intended to create proprietary space-themed content for education and commerce. Through a highly-developed networking system and expertise in the space industry, Space Media is able to provide the space enthusiast with a variety of services and products. We have teamed with some of the nation’s leading space and media experts including space memorabilia appraisers, Hollywood prop and effects specialists, and publicity and astronaut appearance professionals. SMI’s services range from outfitting a comprehensive space exhibit, to providing astronaut product endorsements.

In fiscal year 2000, SMI acquired The Space Store, an online retail operation, anticipating that e-commerce could become an integral part of its Internet business. The Space Store currently offers space-related products through its website, www.thespacestore.com, and has a retail facility in Houston, Texas, near NASA’s Johnson Space Center. SMI also directs the STARS Program, a commercial educational initiative designed to stimulate students’ imagination and encourage interest in science topics related to space research. STARS has flown three successful missions involving thousands of students from around the world.

Other Operations

Our strategic programs business initiative is intended to build on our core expertise, expand existing markets, and develop new innovative, affordable “no-box” solutions to complex problems developed within the space exploration industry. In fiscal year 2000, SPACEHAB began design and construction of a commercial space station habitat module in partnership with RSC Energia of Korolev, Russia. Named Enterprise™, this multipurpose module is intended to be attached to the ISS and could provide space station users habitation space, stowage space, communications, power and other utilities, and laboratory facilities for long-duration research. The module would provide NASA with the ability to support a full six-person crew on board the ISS. The Company also provided NASA with an alternate proposal, utilizing the core Enterprise asset base/technology in constructing a cargo module. In evaluating our investment in Enterprise in June 2003, the Company identified significant uncertainties in new human space flight programs. While we believe the service offered is a valuable service and we are actively marketing this service to NASA, we ceased funding development and were unable to determine if or when this investment would be recovered. Therefore, the Company wrote down its full investment of $8.2 million in Enterprise as of June 30, 2003.

SPACEHAB initiated development of the Docking Double Module (“DDM”) during the second half of fiscal year 1999. The DDM was conceived for the purpose of enabling Columbia, the oldest and heaviest orbiter in NASA’s shuttle fleet, to support ISS resupply operations. The DDM eliminates the need for the orbiter docking module and ancillary attachment hardware by allowing orbiters to dock directly to the roof of the SPACEHAB module. The

DDM could increase orbiter payload capacity and the orbiters’ capability to “reboost” or restore the desired orbit of the ISS. The DDM utilizes the design of the existing SPACEHAB modules, but provides for a reinforced “roof” to allow direct docking to the ISS. In June 2003, we wrote down a portion of its investment in the DDM due to uncertainties in human space flight programs and the Columbia accident. The remaining costs, consisting of module materials, were reclassified to flight assets and will be depreciated over their remaining useful lives.

The Company decided to discontinue marketing and funding the development of the SPACEHAB Universal Communications System (“SHUCS”) and wrote down its investment in SHUCS in June 2003.

In 1998 we entered into a joint venture agreement with Guignè Technologies Ltd. of Canada to build Space-DRUMS – Dynamically Responding Ultrasonic Matrix Systems – a space-based facility using acoustic energy to position samples for containerless processing. Our interest in the joint venture was converted to an equity interest in Guignè Inc., the parent Company of Guignè Technologies Ltd., effective January 1, 2000. The Space-DRUMS facility is complete and scheduled for launch to the ISS on space shuttle mission STS-114 which has been delayed pending the return to flight of the space shuttle. SPACEHAB has less than 20% ownership of Guignè and has no significant influence over the activities of the investment. During the three months ended December 31, 2003, Guignè experienced an adverse financial event that, in the opinion of management, impairs the value of SPACEHAB’s investment. An impairment of $1.8 million was recognized in that period.

Industry Overview

SPACEHAB’s business is in the aerospace industry and focuses primarily on two aspects: the international human and robotic space exploration market and the commercial spacecraft processing industry. One general measure of the overall industry in which we operate, has seen a decline in total sales over the past three years from a high of $153 billion in 2001, to $148 billion in 2002, and $138 billion in 2003. This trend is more reflective of the glut of commercial aircraft in the world, complicated by the severe financial pressure on the commercial airline industry, than on the segments in which we operate. Comparable statistics for the global space industry reflect strong government spending and consumer demand for satellite services, producing growing revenues of $73.7 billion for 2000, $78.6 billion for 2001, and $86.8 billion for 2002.

NASA and the International Space Exploration Market: NASA is responsible for the United States’ civilian space program. The agency’s space shuttle system and the ISS are the core components of the U. S. Space Program. Human space flight programs accounted for almost half of the space agency’s fiscal year 2002 budget, the last full year of space shuttle operations. SPACEHAB plays a key role in the space shuttle and ISS programs, providing its fleet of modules and carriers along with expertise in payload integration, facility operations, and space station configuration management to NASA, other U. S. and foreign government space agencies, universities, and businesses.

NASA is operating under a fiscal year 2004 budget of $15.4 billion, a budget that has seen only inflationary adjustment annually over the past several fiscal years. Currently, the space shuttle fleet is temporarily grounded pending completion of the return-to-flight initiatives identified in the Columbia Accident Investigation Board (“CAIB”) analysis of the Columbia disaster. In January of 2004, President Bush announced a new vision for the U.S. space exploration program that proposed an immediate budget increase for NASA of $1.0 billion and an emphasis on the return to flight of the space shuttle and completion of the ISS program. The U.S. space program is focused on space exploration, advancing scientific research, establishing a permanent human presence in space, developing new technologies that contribute to economic growth and security, and fostering improved international relations through peaceful cooperation in space.

SPACEHAB is focused on two markets within the NASA space program: 1) space support services including space station logistics and re-supply, microgravity and space life sciences research, and exploration requirements and infrastructure definition, and 2) ground operations and payload processing. The microgravity environment of space provides a unique opportunity to study physical, chemical, and biological processes without the influence of gravity. Demand for access to a microgravity environment can be divided into two broad categories: scientific research and commercial applications. SPACEHAB customers for space-based research and development support aboard the space shuttle and the ISS include NASA, other government agencies, academic institutions, and private companies.

The ISS is the largest international engineering project ever undertaken. More than a dozen nations, including the United States, Canada, Japan, Russia, and members of the European Union are committed to building and operating this orbiting research platform. Technical constraints, the Columbia disaster, and NASA funding limitations have delayed completion of the ISS and the Agency and its international partners have not yet achieved the final configuration of the space station. Currently a station crew of only two is sustaining the ISS awaiting the shuttle’s return to flight and there is precious little crew time for research. Members of Congress, the science community, and other constituencies are encouraging NASA to commit to a “core complete” configuration accommodating a crew of six, within the constraints of the CAIB recommendations and to safely return the shuttle to flight to provide the means to achieve this goal. NASA is reviewing ISS planning and spending in order to determine how to proceed toward completion of the project while at the same time looking ahead to the post-shuttle era of ISS utilization and exploration.

Pending the return to flight of the space shuttle, NASA and the international space community are relying on the Russian space program’s Soyuz and Progress space vehicles to ferry astronauts and supplies to and from the ISS. We provide cargo transport and logistics services to NASA and foreign space agencies, scheduling and arranging payloads to the ISS on these Russian flights. Although these vehicles offer limited capacity when compared to the space shuttle, and interface between the United States and Russian space authorities sometimes encounters conflicting priorities, it is apparent that cargo access to the ISS by sources other than the U.S. space shuttle will be necessary even when it does return to flight.

We maintain cooperative relationships with both EADS Space Sciences Corporation (a consortium of Germany, France, Spain and Italy) and RSC Energia of Russia who offer large-scale aerospace technology and manufacturing capability. The ICC operated by SPACEHAB was designed with the technology support of EADS and manufactured by Energia. SPACEHAB and Energia are also working to co-design an expendable cargo carrier vehicle that offers a low-cost alternative to re-supply to the ISS.

The Commercial Satellite Industry: Global space industry revenues have continued to increase, growing at a rate of 15% annually over the six years from 1996 to 2002, even though some markets, such as the commercial satellite sector that SPACEHAB serves through our Astrotech business unit, have experienced a significant decline in recent years. Satellite services and ground equipment manufacturing have shown the greatest growth, while satellite manufacturing and the launch industry have shown the greatest declines. Government spending and strong consumer demands for satellite video services were responsible for almost all of this growth. Although industry revenues have been positive, other indicators – such as prices, profit margins, stock prices, and new orders – have experienced negative trends and reflect significant financial stress in the industry.

Future growth of Astrotech’s business base is linked to the prospects for new commercial satellite manufacturing orders and an increased market share in the government satellite processing sector. Activity in the commercial market fell sharply in 2000 as telecom and Internet-related investment plunged, reflecting the overbuilt market resulting from the technology boom of the late 1990’s. The world’s existing commercial satellites continue to age, however, as the market continues to expand for satellite-based broadband services pointing to a near-term recovery of this market. Experts identify nearly 100 of today’s satellites that are expected to reach the ends of their service lives in the next five years. Additionally, the Department of Defense is spending nearly $18 billion annually to develop, acquire, and operate satellites and other space-related systems. Space assets are ubiquitous and diversified in military operations. With each major conflict over the last two decades, the visibility, criticality, and importance of the space sector has increased.

The National Vision for the Future of Space Exploration: On January 14, 2004, President Bush made a major policy statement outlining a new focus and direction for the nation’s space exploration program. SPACEHAB views the President’s commitment to space exploration, the human space flight program, and the plan for missions to the Moon, Mars, and beyond as positive indicators that will reinvigorate the space program, likely yielding benefits to the aerospace and space commerce industries. The new vision provides NASA with a clear focus, stabilizes the NASA Program, and proposed increased funding for the new pursuits.

The impacts of this vision will materialize over time, and we will continue to align our business direction to remain a constructive force in the human space flight program. In the long term, we believe that our core competencies offer opportunities to continue to provide high-value services as well as design, build, and operate assets that could support initiatives beyond low earth orbit. SPACEHAB plans to pursue these new opportunities aggressively. In the near term, our primary objective is to continue providing unique services to NASA and the space community in support of the space shuttle and ISS programs. Even with the renewed vision, the space shuttle and ISS will remain an integral part of the human space flight program through at least 2010. We are currently supporting four of the next six space shuttle flights and we are pursuing additional missions that will be important for completing the final assembly and on-going operation of the ISS.

In addition to providing services and flight assets that enhance working and living in space, SPACEHAB has continued to develop innovative concepts and initiatives that support the nation’s new space vision, some of them leveraging our unique international partnerships. These activities include the development of an affordable cargo delivery service that could augment ISS logistics requirements as the space shuttle is phased out; the expansion of our satellite payload processing services and facilities to support the ground processing of the new crew exploration vehicle; and the provision of flight hardware alternatives that allow the ISS to be completed more expediently and in a less costly manner. We believe that these innovative concepts will be valuable to NASA in fulfilling their new space vision.

In June 2004, the President’s Commission on Implementation of United States Space Exploration Policy issued its final report of conclusions and recommendations gathered from public testimony of 96 individuals and over 6,000 written inputs. The Commission’s objective was to “examine and make recommendations on implementing” the new national vision. The Commission found overwhelming support (public comments supporting the vision compared to those against the program by 7 to 1) for this new National Vision for Space Exploration.

Throughout the report, the Commission found and emphasized the need for a greater role of commercial enterprise in the space exploration program. As a pioneer in providing commercial assets and services to the space program, SPACEHAB is strongly encouraged with the opportunities ahead as the new national vision becomes reality and, subsequent to year end, secured its first study contract in support of this vision.

Competition

SPACEHAB’s competition varies amongst our business units. Generally, barriers to entry for new competitors remain high. The modules, facilities, and other assets that we own represent a capital investment that rivals would have difficulty matching. For SFS, we estimate that it would take another organization three to five years to get a similar module service established to the point where NASA could consider it for the space shuttle or ISS, and we are not aware of any company that is currently making such an effort. For our logistics modules and carriers there are similar assets currently owned and periodically used by NASA (i.e. the Italian Space Agency-built Multi Purpose Logistics Module, the Multi Purpose Experiment Support Structure carrier, and the Spacelab pallet). However, SPACEHAB’s assets provide more utility in supporting powered experiments and are able to carry more weight and volume. In April 1998, NASA terminated the government-owned and operated Spacelab program, which provided laboratory modules for shuttle missions.

Over the past twenty years, we have cultivated a global customer base and aligned ourselves with leading international partners within the space industry. Our primary strategic alliances include experienced and distinguished companies such as German-based EADS, Russia’s RSC Energia, and Mitsubishi Corporation of Japan. These partnerships have afforded us the opportunity to define and grow new capabilities that have benefited the space program across global boundaries. Additionally, SPACEHAB routinely collaborates with Boeing, Lockheed Martin, and United Space Alliance (“USA”) on shuttle and ISS support activities.

Our Astrotech company-owned satellite and payload processing facilities are located in Florida and California. At present, Astrotech’s U.S. competition is limited to the California launch site at VAFB where Spaceport Systems International (“SSI”) is located. SSI acquired surplus United States Air Force (“USAF”) facilities through a lease agreement with USAF at VAFB before Astrotech established its facilities there. SSI does not have payload processing facilities in Florida, where the majority of U.S. commercial satellite launches occur. Astrotech completed the expansion of its $31 million, 62-acre Florida space technology campus in 2002 with the SPF dedicated to spacecraft processing and payload storage. The SPF was designed and built specifically to accommodate EELV payloads, both 4-meter- and 5-meter-class satellites, with weights in excess of 25,000 pounds and payload fairings up to 75 feet long. The SPF is the only satellite processing facility at Florida’s Kennedy Space Center/Cape Canaveral Air Force Station launch complex with the capability to accommodate satellites and 5 meter payload fairings for Lockheed Martin Atlas V and Boeing Delta IV EELV missions.

SGS competes with companies that provide operations support, configuration management, and engineering and fabrication services to NASA. These competitors include aerospace contractors such as Boeing, Lockheed Martin, USA, Barrios Technologies Inc., Hernandez Engineering Inc., Cimarron, and Oceaneering Space Systems. However, for its primary source of revenue, SGS is currently operating under a subcontract to ARES Corporation through at least 2008.

SMI competes with various suppliers of space education and retail goods. This includes internet sites and retailers with space-related toys, food, games, clothing, and patches; builders of space museum exhibits, mockups, and displays; and some providers of space-based education curriculum.

Dependence on a Single Customer

Approximately $41.9 million or 54% of SPACEHAB’s revenue in fiscal year 2004 was generated by seven NASA contracts or subcontracts – SFS’s Research and Logistics Mission Support (“ReALMS”) contract, CMC subcontract, and NASA Russian shipments contracts; Astrotech’s MESSENGER and AURA payload processing contracts; and SGS’s ISS Configuration Management contract, PI&C subcontract, and Stowage Engineering and Decal contract.

While the SFS, Astrotech, and SGS contracts with commercial customers provide revenue from varying sources, we anticipate that contracts with NASA will continue to account for a significant amount of the Company’s revenue in the near future. Although there are no assurances that NASA will require our services in the future, we are under firm contracts with NASA to support a variety of activities for the Agency for several years. We continue to work on diversifying our customer base to include foreign space agencies, aerospace partners, and private companies.

Similar to contracts with other agencies of the U.S. Government, our contracts with NASA contain provisions pursuant to which NASA may terminate the contract “for convenience.” Our contracts with NASA depend upon the Agency’s receipt of adequate annual appropriations from the U.S. Congress, and failure to receive adequate funds could prompt NASA to terminate its contracts with SPACEHAB “for convenience.” NASA’s fiscal year 2004 operating plan totals $15.4 billion, including $1.5 billion for the ISS. There is no assurance that future funding will be adequate for NASA to complete all of its initiatives including those relating to contracts with SPACEHAB. In calendar year 2002, issues facing NASA included 1) an ISS funding shortfall that prompted the agency to defer commitment for completion of the ISS beyond a “core complete” state, and 2) delays in space shuttle flights due to the discovery of flaws in engine parts. In February 2003, the loss of the Columbia orbiter and the subsequent investigation of the accident have temporarily delayed launches of the entire NASA shuttle fleet. We anticipate that a portion of future revenue will be derived from contracts with entities other than agencies of the U.S. Government that will not be subject to federal contract regulations such as termination “for convenience” or government funding restrictions.

We believe that NASA, as well as future space shuttle and ISS programs, will continue to be funded and supported by the U.S. Government. Furthermore, we believe that it is highly unlikely that any decision to discontinue these programs would be made during the next twelve months.

Astrotech serves the satellite launch industry, which is dominated domestically by Lockheed Martin and Boeing. The Company has a long-term contract in place with Lockheed Martin to support payload processing for the Atlas launch vehicle program which guarantees a minimum of four launches annually through December 2006. Astrotech has other current contracts in place with NASA, Boeing, and Orbital for support of spacecraft processing activities in both Florida and California. Astrotech manages the Sea Launch facility under a long-term contract with Sea Launch which extends through 2011.

Backlog

As of June 30, 2004, and June 30, 2003, the Company’s contract backlog was approximately $100.8 million and $169.6 million, respectively, of which $86.5 million and $100.3 million, respectively, represented U.S. Government backlog and $14.3 million and $69.3 million, respectively, represented non-U.S. Government contracts.

Contract History

SPACEHAB’s initial business strategy focused on anticipating customer requirements, investing capital to develop space flight assets, contracting with established aerospace companies for engineering and asset production, and retaining ownership of these assets. This approach still holds true today.

For SFS, we have obtained four significant space flight services contracts with NASA to date that utilize our fleet of research and logistics modules and carriers. This includes the original $184.2 million Commercial Middeck Augmentation Module contract for four space shuttle research missions; a $91.5 million contract for four logistics missions and three option missions (all of which were exercised) to the Russian space station Mir; a $241.5 million ReALMS contract initially for four missions with pricing for six mission configurations in support of the ISS and microgravity science requirements; and the CMC subcontract in support of NASA’s ISS logistics requirements served through Lockheed Martin. The final value of the ReALMS contract is $214.3 million.

For the first half of fiscal 2004, the ReALMS contract was the vehicle used by NASA to obtain the use of our modules and carriers. Upon the restructuring of NASA’s various ISS contracts, Lockheed Martin became the CMC prime contractor, and SFS now provides our logistics services and assets as a subcontractor. The new contract also requires SPACEHAB to provide single and double modules as well as ICCs to support research payloads and outfitting of the ISS. We are currently supporting three missions under this contract, STS-121, STS-116, and STS-118.

Additionally, SPACEHAB has a $19.9 million contract with Boeing for ICC services on the STS-114 mission. Currently, STS-114 is the return-to-flight mission scheduled to be flown no earlier than March 2005. SPACEHAB is paid an equitable adjustment for delays in launching this mission, and other missions under contract, due to the Columbia accident. The equitable adjustment is a cost-based contract price adjustment to cover the period until the space shuttle returns to flight.

Revenue recognized under the ReALMS, CMC, Boeing, and other various shipping and processing contracts for fiscal year 2004, 2003 and 2002 was $38.4 million, $46.8 million and $51.4 million, respectively.

Astrotech has successfully supported the processing of over 200 satellites since beginning operations in 1985 for commercial spacecraft processing. For fiscal years 2004, 2003, and 2002, Astrotech recognized revenues of $28.3 million, $12.4 million and $9.9 million, respectively.

In fiscal year 2000, our Astrotech subsidiary completed negotiations of long-term extensions to payload processing contracts with its two largest customers, Boeing and Lockheed Martin. The total revenue under these contracts was approximately $85 million. Additionally, Astrotech also has payload processing contracts in place with NASA, Sea Launch Company, LLC, and Orbital.

On October 1, 2003, Astrotech was notified by Boeing that it was exercising its termination rights with regards to its financial guarantees under the contract agreement with Astrotech for payload processing support services for the Delta launch vehicle program. Boeing indicated that the decision to terminate its guarantees for future Astrotech services was based on the downturn of the commercial expendable launch market rather than performance related considerations. Astrotech was in full compliance with the contract terms at the time of the termination. Under the contract provision related to termination of its financial guarantees, Boeing paid Astrotech $17.5 million representing consideration for future contract payments guaranteed under the contract.

In fiscal year 2004, SGS operated primarily under two contracts. For the first half of the year SGS was the prime contractor for ISS Configuration Management (“CM”), a contract that was completed. SGS is now supporting the ISS PI&C contract as a subcontractor to the ARES Corporation team, a NASA contract awarded at the completion of the original ISS CM contract.

Prior to fiscal year 2004, SGS led the Flight Crew Systems Development contract, a multi-task cost-plus award and incentive-fee contract. NASA exercised a series of extensions on the contract to extend the performance period of the contract to December 2002. The revised total value of the contract as of April 30, 2003 was $399.1 million. NASA opened elements of this contract for recompete for calendar year 2003. SGS competed to continue performing this work, but was notified in February 2003 that their recompete bid was not accepted. Contract work was transitioned to the successful bidder in April 2003. For fiscal years 2004, 2003 and 2002, SGS recognized revenue of $10.2 million, $34.7 million and $40.8 million, respectively.

Research and Development

SPACEHAB incurred $0.2 million, $0.1 million, and $0.4 million in research and development expenditures during fiscal years 2004, 2003, and 2002, respectively. We spent $0.2 million in 2004 and $0.1 million in 2003 on miscellaneous research and development projects, including the design of a new commercial payload service (“CPS”). Research and development in fiscal year 2004 has been directed towards development of commercial responses to the National Vision for Space Exploration.

Approximately $0.2 million of our research and development expenditures for fiscal year 2002 was spent on the development of the Enterprise module which is no longer under development, but much of the technological and structural design is being used to develop the new CPS system. The remainder of $0.2 million was spent on miscellaneous research and development projects in 2002.

Certain Regulatory Matters

The Company is subject to federal, state, and local laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment. We believe that our policies, practices, and procedures are properly designed to prevent unreasonable risk of environmental damage and consequential financial liability to the Company. Compliance with environmental laws and regulations and technology export requirements has not had in the past, and, we believe, will not have in the future, material effects on the capital expenditures, earnings or competitive position of the Company.

The operations of SPACEHAB are subject to various regulations under federal laws relative to the international transfer of technology as well as to various federal and state laws relative to business operations. In addition, the Company is subject to federal contracting procedures, audit, and oversight under Federal Acquisition Regulations.

Significant federal regulations impacting the Company’s operations encompass the following:

Federal Regulation of International Business: The Company is subject to various federal regulations relative to the export of certain goods, services, and technology. These regulations, which include the Export Administration Act of 1979 administered by the Commerce Department and the Arms Export Control Act administered by the State Department, impose substantial restrictions on the sharing or transfer of technology to foreign entities. Our activities in the development of space technology and in the processing of commercial satellites deal with technology of the type subject to these regulations. Operations of the Company are conducted pursuant to a comprehensive Export Compliance Policy that provides close review and documentation of activities subject to these laws and regulations.

Foreign Corrupt Practices Act: The Foreign Corrupt Practices Act establishes rules for U.S. companies doing business internationally. Compliance with these rules is achieved through established and enforced corporate policies and documented procedures in the Company’s internal procedures and financial controls.

Iran Nonproliferation Act of 2000: This act includes specific prohibitions on commercial activities with certain specified Russian entities engaged in providing goods or services to the ISS. Our activities with RSC Energia of Russia are not subject to this act.

Federal Acquisition Regulations: Goods and services provided by the Company to NASA and other U. S. Government agencies are subject to Federal Acquisition Regulations. These regulations provide rules and procedures for invoicing, documenting, and conducting business under contract with such entities. The Federal Acquisition Regulations also subject the Company to audit by federal auditors to confirm such compliance.

Truth in Negotiations Act (“TINA”): A public law enacted for the purpose of providing for full and fair disclosure by contractors in the conduct of negotiations with the Government. The most significant provision included in TINA is the requirement that contractors submit certified cost and pricing data for negotiated procurements above a defined threshold.

Regulatory Compliance and Risk Management

The Company maintains compliance with regulatory requirements and manages its risks through a proactive program of compliance, awareness, and insurance which includes the following:

Safety: SPACEHAB places a continual emphasis on safety throughout the organization. At the corporate level, safety programs and training are monitored by a corporate safety manager. A staff of senior safety professionals within the SFS business unit provide safety as a component of its space flight operations and augment the safety awareness and oversight available at the corporate level.

Export Control Compliance: We have a designated senior officer responsible for export control issues and the procedures detailed in our Export Control Policy. This officer and the designated Export Compliance Administrator monitor training and compliance with regulations relative to foreign business activities. Employees are provided comprehensive training in compliance with regulations relative to export and foreign activities through the Company’s interactive training program and are certified as proficient in such regulations as are relative to their job responsibilities.

Insurance: The Company’s operations are subject to the hazards associated with operating assets in the severe environment of space. These hazards include the risk of loss or damage to the assets during storage, preparation for launch, in transit to the launch site, and during the space mission itself. We maintain insurance coverage against these hazards with reputable insurance underwriters. By policy, we insure our flight assets at replacement value for risk of loss during space flight missions.

Employees

As of June 30, 2004, SPACEHAB and its wholly-owned subsidiaries employed 192 regular full-time employees. The breakdown by area is as follows: SPACEHAB corporate and executive management is 35; 64 are employed by SFS; SGS personnel total 60; 29 are employed by Astrotech; and SMI, specifically The Space Store, employs 4. Of these employees, approximately 16% hold advanced degrees. Additionally, a significant number of our employees have experience in both the space industry and/or governmental space agencies, with a special expertise in commercial space and human space flight. None of our employees are covered by collective bargaining agreements. Underlying all of SPACEHAB’s efforts has been the dedication and skill of its personnel. People are the source of our success.

Item 1A. Executive Officers and Key Employees

Set forth below are the names and positions of our executive officers and key employees as of September 2, 2004, together with their ages and years of service with us.

Name	Age	Position(s)	With Company Since
Michael E. Kearney	60	President, Chief Executive Officer and Director	1994
Brian K. Harrington	58	Senior Vice President, Chief Financial Officer, Secretary and Treasurer	2004
Daniel A. Bland	60	Senior Vice President, SPACEHAB Flight Services	1994
John B. Satrom	44	Senior Vice President and General Manager, Astrotech	1998
H. Jay Sauerwein	65	Vice President, SPACEHAB Government Services	1997
Nicholas G. Morgan	41	Vice President and Controller	1996

The executive officers and key employees named above will serve in such capacities until the next annual meeting of our Board of Directors, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification, or removal from office.

Michael E. Kearney

Mr. Kearney, a member of the Board of Directors since 2001, was appointed SPACEHAB’s Chief Executive Officer in April 2003 and has served as the Company’s President since January 2001. Joining SPACEHAB in 1994, Mr. Kearney has served as Senior Vice President for Marketing and Sales and as Vice President of Business Development. Prior to joining the Company, Mr. Kearney held leadership positions at McDonnell Douglas. He served for 26 years as a U.S. Navy Aeronautical Engineering Officer, as a Weapon Systems Acquisition Specialist and Program Manager, and flew Navy fighter aircraft both in combat and in a production acceptance role.

Brian K. Harrington

Mr. Harrington joined SPACEHAB in January 2004 and serves at the Company’s Senior Vice President, Finance and Chief Financial Officer. Prior to joining the Company, he held similar positions at the publicly-traded Kirby Corporation and as a financial consultant and manager. His corporate and consulting experience includes acquisitions, bank financings, public and private placement debt, public equity transactions, divestures, and recapitalizations. A Certified Public Accountant, Mr. Harrington began his career in the U.S Army, First Armored Division, where he served as Deputy Division Finance Officer during the Viet Nam conflict.

Daniel A. Bland

Mr. Bland has served as Senior Vice President of the SPACEHAB Flight Services business unit since March 2000. In this capacity, he manages the Company’s flight services contract efforts with NASA and other commercial customers which utilize SPACEHAB’s modules and carriers. He also manages a variety of commercial space access and transportation initiatives involving U.S. and international launch vehicles in support of NASA’s Space Exploration vision. Beginning his career with NASA in 1966, Mr. Bland worked for 28 years at both the Kennedy and Johnson Space Centers. He held key positions in NASA’s astronaut training program supporting the Apollo and Apollo-Soyuz projects from 1966 to 1975. From 1975 to 1994, he managed projects with the Space Shuttle, International Space Station, and SPACEHAB programs.

John B. Satrom

Since April 2000, Mr. Satrom has served as the Senior Vice President and General Manager of Astrotech Space Operations, Inc., a subsidiary of SPACEHAB. He has been managing the payload processing operations for the Company since joining in April 1998. Prior to his employment at Astrotech, he was Manager of the Launch Integration and Operations Department for Space Systems/Loral in Palo Alto, California and worked on the Atlas program at Cape Canaveral for General Dynamics Space System Division. From 1983 to 1990, Mr. Satrom served as an Air Force officer both at Vandenberg Air Force Base in California and Cape Canaveral Air Force Station in Florida, working on the Peacekeeper missile flight test program and the Space Shuttle program.

H. Jay Sauerwein

Mr. Sauerwein serves as Vice President of SPACEHAB’s Government Services business unit. He holds the position of Program Manager over the Configuration Management and Data Integration segments of NASA’s Program Integration and Control contract, manages much of SPACEHAB’s corporate office infrastructure team, and leads flight/ground hardware development initiatives for the NASA Space Shuttle and International Space Station program offices. Prior to SPACEHAB, Mr. Sauerwein worked as a McDonnell Douglas senior manager at the Kennedy Space Center. His experience also includes work with Lockheed Space Operations, beginning in 1982, on a shuttle processing contract, as well as a 25-year career in the U.S. Navy.

Nicholas G. Morgan

Mr. Morgan holds the title of Vice President, Accounting and was appointed Controller of SPACEHAB in March 2004. A Certified Public Accountant, he has served as Assistant Controller of the Company since April 2001 and as Assistant Controller of Johnson Engineering, Inc. from February 1996 until the acquisition by SPACEHAB in July 1998. Mr. Morgan began his career with Loral Aerospace Corporation in San Jose, California; he held several positions in the accounting and finance area from 1990 to 1992. He transferred to Loral Space Information Systems, Houston, Texas in 1992 as a Job Cost Analyst until he joined Johnson Engineering in 1996.

Item 2. Properties.

The Company and its four business units, SFS, Astrotech, SGS, and SMI, currently occupy five locations. The corporate headquarters which had been located at 300 D Street SW, Suite 814, Washington, D.C. 20024 was re-designated to 12130 State Highway 3, Webster, Texas 77598 in fiscal year 2002. The term of the present lease for the D Street space expires on December 16, 2007. As of June 30, 2002, we sublet the entire D Street space through the end of the term of the Company’s lease. Our other Washington, D.C. office location was closed as of December 31, 2003 and all executive and administrative functions were consolidated at our Webster, Texas office. The former office space at 601 13th Street N.W., Suite 900 South, Washington, D.C. 20005, consisting of 5,920 square feet, is under a lease which expires May 2006, has been sublet through the end of the term of the Company’s lease.

SPACEHAB executive management, marketing and communications, human resources, finance, and operations support personnel, along with approximately half of the SFS and a few SGS employees, are located at 12130 Highway 3, Building 1, Webster, Texas 77598. The facility consists of 90,867 square feet of office, warehouse, and fabrication space located near the Johnson Space Center. The lease expires on March 15, 2006.

Our SFS payload processing facility, housing an 18-person operations team, is located near the Kennedy Space Center in Cape Canaveral, Florida. The facility is contained in an approximately 58,000 square foot plant. We own the building that houses the payload processing facility but lease the land upon which it is constructed. The payload processing facility has a clean room work area of approximately 24,000 square feet. This work area is designed to accommodate the SPACEHAB single and double modules, as well as the ICCs and VCC. This area includes 11 secure experiment/payload integration and work areas ranging in size from 300 square feet to 1,000 square feet each. In addition, the facility provides office space, stock rooms, storage areas, a machine shop, an electrical shop, conference rooms, and other miscellaneous accommodations. We negotiated an agreement with the Canaveral Port Authority for the lease of the land for a forty-three year period which commenced on August 28, 1997. Upon expiration of the land lease, all improvements on the property revert at no cost to the lessor.

SFS previously occupied 23,000 square feet of office space located at 6000 Technology Drive in Huntsville, Alabama housing the Company’s subcontractor personnel. The subcontractor requirements were terminated in April 2004. The lease expires on September 30, 2004 and has been partially sublet through the end of the lease term.

Astrotech occupies two company-owned locations. Astrotech’s headquarters and Florida operations team, consisting of 20 personnel, are located in a nine-building complex located on a 62-acre space technology campus at 1515 Chaffee Drive, Titusville, Florida 32780. This campus encompasses 140,000 square feet of facility space supporting non-hazardous and hazardous flight hardware processing, payload storage, and customer offices. The construction of the new 50,000 square foot SPF was completed in March 2002. These buildings presently occupy one-third of the 62-acre property owned by Astrotech, with one-third available for expansion and the remaining one-third reserved for hazardous facility safety clearances.

Astrotech has a two-person technical staff located on VAFB in Santa Barbara County, California. Astrotech presently leases a 60-acre site on the base and owns four buildings comprising 18,800 square feet, dedicated to the same functions provided at the Florida facility. The term of the present land lease expires on July 13, 2013, with provisions to extend the lease at the request of the lessee and the concurrence of the lessor. Upon final expiration of the land lease, all improvements on the property revert, at the lessor’s option, to the lessor at no cost.

Additionally, Astrotech has seven employees who are housed at the Sea Launch Home Port facility in Long Beach, California provided per the provisions of the Astrotech contract with Sea Launch Company, LLC.

During part of fiscal year 2004, SGS occupied two additional locations. One was located at 555 Forge River Road, Suite 150, Webster, Texas 77058. The office space housed 17 employees within a 31,114 square foot facility. This office lease expired on June 28, 2003 and was extended on a monthly basis through August 31, 2003 when the operations were consolidated into the facility at 12130 State Highway 3, Webster, Texas. SGS also occupied approximately 9,826 square feet of space at 18100 Upper Bay Road, Houston, Texas 77058 that housed a 26-person engineering and laboratory team. The lease expired on December 31, 2003.

SGS has 44 employees who are housed in two government facilities within the Houston area.

SMI, primarily The Space Store, has 4 employees and occupies approximately 2,450 square feet of space located at 1400 NASA Road One, Suite D, Houston, Texas 77058. The lease expires in March 2008.

The Company believes that its current facilities and equipment are generally well maintained and in good condition and are adequate for its present and foreseeable needs.

Item 3. Legal Proceedings.

SPACEHAB’s operations are subject to the operating hazards normally incidental to business activities as well as the special risks of operating assets in the environment of space. From time to time, we are involved in various legal proceedings and litigation arising in the ordinary course of business. There is no pending litigation and, to the knowledge of the Company, there is no threatened litigation, the unfavorable resolution of which would have a material adverse effect on our financial condition or results of operations except as detailed below. SPACEHAB maintains insurance policies with insurers in such amounts and with such coverage and deductibles as we believe are reasonable and prudent.

Claim for Indemnification of Loss on Space Shuttle Columbia Accident: The Company has submitted a formal claim for indemnification of losses totaling $87.7 million dollars resulting from the Space Shuttle Columbia accident in February 2003. The claim has been submitted to NASA and we are currently in negotiations with NASA with the goal of expedient resolution. Our contract with NASA providing for use of the Company’s space assets on the Space Shuttle Columbia provided for indemnification of $8.0 million by NASA. The negotiations underway relate to indemnification beyond this amount based upon our total loss of $87.7 million and NASA’s reconciliation of the losses allowable under the Federal Acquisition Regulations of approximately $47.4 million. In the event that an acceptable resolution cannot be reached, SPACEHAB has the right to file for administrative and/or judicial review of its claim for indemnification.

Proceeding Filed by Certain Underwriters at Lloyd’s of London in Washington State Court: Our insurer, Certain Underwriters at Lloyd’s of London (“Lloyd’s”), on the Space Shuttle Columbia accident paid the full proceeds of $17.7 million to the Company shortly after the accident. Subsequently, Lloyd’s has filed suit against SPACEHAB seeking recovery of the $17.7 million alleging that: (i) such proceeds were paid erroneously primarily due to the fact that NASA had not paid indemnification due to the Company prior to the payment of the insurance proceeds, (ii) the Company and our insurance broker misled Lloyd’s in issuing the policy, and (iii) the Company has not cooperated with Lloyd’s in protecting Lloyd’s right of subrogation. We believe that the Lloyd’s complaint is without merit and while cooperating with Lloyd’s in protecting their interests, have responded accordingly.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended June 30, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock (the “Common Stock”) trades on the NASDAQ National Market System under the symbol “SPAB”. The Common Stock has been publicly traded since December 22, 1995, the date of the closing of our initial public offering. The quarterly high and low intra-day bid prices for fiscal years 2004 and 2003 are as follows:

Fiscal 2004	High	Low
First Quarter	$1.17	$0.75
Second Quarter	$1.83	$0.90
Third Quarter	$4.74	$1.40
Fourth Quarter	$4.81	$3.00

Fiscal 2003	High	Low
First Quarter	$1.24	$0.60
Second Quarter	$1.10	$0.54
Third Quarter	$1.12	$0.61
Fourth Quarter	$1.19	$0.69

SPACEHAB has never paid cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of its business and, therefore, we do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

The Company has authorized 30,000,000 shares of Common Stock. At June 30, 2004, 12,571,962 shares of Common Stock were outstanding. The Company had approximately 3,724 shareholders of record and beneficial holders of its Common Stock on June 30, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,067,497	$4.668	2,495,788
Equity compensation plans not approved by security holders	—	—	—

Total	2,067,497	$4.668	2,495,788

Issuer Purchases of Equity Securities

On March 25, 2003 the Board of Directors authorized SPACEHAB to repurchase up to $1.0 million of the Company’s outstanding stock at market prices. As of June 30, 2004, SPACEHAB had repurchased 116,100 shares at a cost of $117,320. A summary of shares purchased under this plan follows:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Through June 30, 2003	109,800	$1.02	109,800	$888,505
July 1, 2003 to July 31, 2003	2,900	$0.92	2,900	$885,823
August 1, 2003 to August 31, 2003	3,400	$0.92	3,400	$882,680
September 1, 2003 to September 30, 2003	—	—	—	$882,680
October 1, 2003 to October 31, 2003	—	—	—	$882,680
November 1, 2003 to November 30, 2003	—	—	—	$882,680
December 1, 2003 to December 31, 2003	—	—	—	$882,680
January 1, 2004 to January 31, 2004	—	—	—	$882,680
February 1, 2004 to February 29, 2004	—	—	—	$882,680
March 1, 2004 to March 31, 2004	—	—	—	$882,680
April 1, 2004 to April 30, 2004	—	—	—	$882,680
May 1, 2004 to May 31, 2004	—	—	—	$882,680
June 1, 2004 to June 30, 2004	—	—	—	$882,680
Total July 1, 2003 to June 30, 2004	6,300	$0.92	6,300

Total	116,100	$1.01	116,100	$882,680

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

Sales of Unregistered Securities

During fiscal year 2004, SPACEHAB did not issue any unregistered securities.

Item 6. Selected Financial Data.

The selected financial data presented below are derived from the audited consolidated financial statements of SPACEHAB. This selected financial information should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this report.

	Year Ended June 30 2000	Year Ended June 30 2001	Year Ended June 30 2002	Year Ended June 30 2003	Year Ended June 30 2004
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$105,708	$105,254	$102,773	$94,963	$77,606
Costs of revenue	87,931	92,243	81,767	78,791	45,678

Gross profit	17,777	13,011	21,006	16,172	31,928
Selling, general and administrative expenses	17,832[1]	21,796	19,507[4]	91,434[5]	20,982[7]
Research and development expenses	2,440[2]	393	383	118	223

Income (loss) from operations	(2,495)	(9,178)	1,116	(75,380)	10,723
Interest expense, net of capitalized amounts and interest and other income	3,773	4,804	5,533	7,252	8,142
Net income (loss)	(3,844)	(12,785)[3]	(2,367)	(81,775)	2,075
Net income (loss) per common share – diluted	$(0.34)	$(1.12)	$(0.20)	$(6.66)	$0.15
Shares used in computing net income (loss) per common share – diluted	11,273	11,400	11,884	12,285	14,142

Other Data:
Cash provided by operations	$1,424	$17,124	$8,592	$19,780[6]	$5,273
Cash provided by (used in) investing activities	(29,794)	(23,076)	(13,167)	(14,630)	5,019

Balance Sheet Data (at period end):
Working capital deficit	$(1,601)	$(41,424)	$(22,022)	$(4,750)	$(6,351)
Total assets	225,109	222,477	220,826	121,356	99,925
Long-term debt, excluding current portion	75,901	64,589	83,426	80,056	66,942
Stockholders’ equity	102,702	90,356	87,670	5,090	9,410

[1]	Includes approximately $1.8 million of expenses associated with the startup of SMI.
[2]	Includes approximately $0.5 million of expenses associated with the Enterprise module.
[3]	Includes approximately $3.3 million of non-cash expense to record a full valuation allowance on the Company’s deferred tax asset.
[4]	Includes approximately $0.8 million of non-cash expenses related to subleasing of excess facilities.
[5]	Includes approximately $78.3 million of non-cash write downs related to the loss of the RDM, goodwill impairment at SGS, and asset impairment.
[6]	Includes approximately $17.7 million of insurance proceeds related to the loss of the RDM.
[7]	Includes approximately $0.3 million of non-cash expenses related to subleasing of excess facilities, $8.3 million of goodwill impairment at SGS and ASO, and a $1.8 million non-cash write-down of investment in Guignè.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read together with the audited consolidated financial statements and the notes thereto included in this report.

OVERVIEW

SPACEHAB operates through three main areas generally related to space flight activities within the aerospace industry: space assets and mission support services for manned and unmanned space exploration and research missions; commercial and exploratory satellite pre-launch services; and administrative services in support of government space operations. We also operate a retail space merchandise operation and provide space-related educational services. Because of the diversity among the operations of our activities, we report the results of each business as a separate segment in our consolidated financial statements. Our consolidated financial results also reflect corporate-level expenses such as general and administrative, interest, and depreciation and amortization, but because of their nature, these items are not reported as a separate segment.

Following is a brief discussion of each of our four business segments, including a list of key factors that have affected, and are expected to continue to affect, their respective earnings and cash flows. We also present a brief discussion of our corporate-level expenses. This “Overview” section concludes with a summary of our current liquidity position and items that could impact our liquidity position in fiscal year 2005 and beyond. Please note that this “Overview” section is merely a summary and should be read together with the remainder of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the audited consolidated financial statements, including the notes thereto, and the other information included in this report.

SPACEHAB Flight Services generates revenue by providing space shuttle-based, turnkey services that include customer access to space via our fleet of pressurized modules and unpressurized pallet carriers; integration and operations support to logistics suppliers transporting their cargo aboard our carriers to and from the orbiting ISS; and/or integration and operations support to scientists and technologists responsible for experiments performed aboard module and pallet research platforms.

On a space-available basis for each mission, additional revenue can be generated by SFS under commercial contracts with non-NASA customers, including both government and private customers. Commercial contracts with non-NASA customers will continue to be established directly between SPACEHAB and its commercial customers.

Additionally, during the space shuttle stand-down period, SFS is providing cargo shipment coordination services to NASA for all U.S. cargo shipped to the ISS via the Russian Progress space vehicle. These services are provided under contract to Lockheed Martin, the CMC contractor to NASA. We are also providing research access to space and on the ISS to JAXA through RSC Energia, a major Russian aerospace enterprise. SPACEHAB contracted through V.J.F. Russian Consulting with RSC Energia for construction of certain space research equipment, launch vehicle, and research space aboard the Russian Progress carrier when the originally-scheduled services on the space shuttle were suspended due to the Columbia tragedy.

The primary factors impacting our SFS earnings and cash flows are the number of space shuttle missions flown and the configuration of the cargo handling and research logistics required for each mission. Our revenues and earnings, if any, from each mission are dependent upon the space assets required in the cargo or research logistics configuration and the mission support services required to employ those assets. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business unit include:

•	Congress’ funding for NASA and the allocation of that funding to ISS operations and space shuttle cargo missions

•	The return to flight of the U. S. Space Shuttle Program

•	The role of international space research projects flying on future space shuttle missions

•	The growth of space exploration programs within NASA and NASA’s commitment to the National Vision on Space Exploration regarding enhancement of the role of commercial enterprise in space exploration programs

•	Our ability to control our capital expenditures, particularly those for spare or replacement parts for space assets

Astrotech Space Operations, Inc. revenue is generated from various fixed-price contracts with launch service providers in both the commercial and government markets. The services and facilities Astrotech provides to its customers support the final assembly, checkout, and countdown functions associated with preparing a satellite for launch. This preparation may include: the final assembly and checkout of the satellite, check-out and installation of the solid rocket motors, loading of the liquid propellants, encapsulation of the satellite in the launch vehicle payload fairings, and command and control of the satellite during pre-launch countdown.

The earnings and cash flows generated from our Astrotech operations are related to the number of commercial satellite launches, which reflects the growth in the satellite-based communication industries, and the requirement to replace aging satellites. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business include:

•	Our ability to control our capital expenditures, which primarily are limited to maintenance and safety, environ-mental and reliability projects, and other costs through disciplined management and safe, efficient operations

•	The continuing unavailability of government-owned facilities at the major domestic launch sites that can offer compatible services, leading to an increase in government use of ASO services

SPACEHAB Government Services, Inc. expands SPACEHAB’s core business of supporting people living and working in space. Specifically, SGS has proven capabilities supporting the Government in the areas of large-scale configuration and data management programs such as the ISS; specialized hardware design, development, and fabrication; low- to high-fidelity mockup design and construction; and safety and quality support services. This business unit offers a wide array of products and services in these varied fields and brings over thirty years of advanced ideas and solid execution of these innovations to its customers. SGS is currently under contract to provide configuration management services within the PI&C contract of which ARES Corporation is the prime contractor. Prior to this time, from May 1993 to April 2003, SGS primarily operated under the Flight Crew Systems Development (“FCSD”) contract which was a $399.1 million multi-task cost-plus award and incentive-fee contract.

Our earnings in SGS operations are dependent on our ability to continue to win contracts with NASA or other government entities through the competitive bidding process and our performance under those contracts in achieving performance bonuses. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business include:

•	Continuation through 2008 of our PI&C contract with the ISS Program

•	Our ability to maintain small business qualification under NASA contracting rules

•	Our ability to control costs within our budget commitments

Space Media, Incorporated operates a retail store and internet store offering space-themed products and is engaged in space-related educational programs and other space-themed activities. Revenue and earnings in our retail operations are dependent upon general enthusiasm for the space exploration program, advertising and promotion, and competition.

Corporate and Other. Significant items impacting future earnings and cash flows include:

•	Interest expense is expected to decrease in fiscal year 2005 due to the repayment of a substantial portion of our mortgage debt during fiscal year 2004 from proceeds from Boeing’s early termination of their satellite preparation contract with our Astrotech subsidiary

•	General and administrative costs, which were reduced in fiscal year 2004 due to staff reductions and the closing of our Washington D.C. corporate office, and our ability to continue to manage future overhead costs

•	The ultimate settlement of our claim against NASA for indemnification of our losses on the Space Shuttle Columbia mission

•	Income taxes, with respect to which we currently only pay alternative minimum tax and minimal state income taxes; income taxes will also be impacted by our ability to realize our significant deferred tax assets, including loss carry forwards

Liquidity. As of June 30, 2004, we had cash on hand and in short-term investments of $7.6 million. Our $5.0 million revolving credit facility, which includes a potential restriction on $5.6 million of our short-term investments if fully utilized, had a balance drawn of $1.4 million as of June 30, 2004, of which approximately $2.0 million of restricted cash and investments is pledged against. Our ability to maintain sufficient liquidity in the future will depend on a number of factors including the amount and timing of the ultimate settlement of our claim for indemnification for losses we suffered on the Space Shuttle Columbia accident, the return to flight of the space shuttle and the continued activity in the commercial and governmental satellite launch industry.

For the next 12 months, we expect that our operating cash flows will be sufficient to satisfy our capital expenditures, debt maturities, interest expenses, and operating commitments. In order to increase our liquidity and to provide capacity in the event of a further delay in the ultimate settlement of our claim for indemnification from NASA; to fund capital expenditures for stand-by spare parts for our modules; and for costs of developing and submitting proposals for new government contracts, we will seek to replace or amend our $5.0 million revolving credit facility to remove its restriction on our short-term investments and to increase the amount available under the facility.

Over the longer term, we believe that the space shuttle return to flight and the Nation’s Vision for Space Exploration will lead to increased activity and related cash flows from operations for our SFS business segment, and that we will reach an amicable settlement with NASA on our claim for indemnification of losses on the Space Shuttle Columbia. If these events happen, they would increase our liquidity significantly and provide resources and financial capacity for the redemption of our subordinated convertible notes when due in October 2007. The notes are convertible into our Common Stock at a rate of $13.625 per share. However, there can be no assurance that the space shuttle will return to flight in the near term or that we will be able to reach an acceptable resolution of our claim for indemnification from NASA. Failure of either such events would have a material adverse effect on our financial condition and results of operations and could adversely affect our ability to redeem our subordinated convertible notes when they mature in October 2007.

Critical Accounting Policies

Revenue Recognition. SPACEHAB’s business units’ revenue is derived primarily from long-term contracts with the U.S. Government and commercial customers. Revenue under these contracts are recognized using the methods described below. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment. Management bases its estimate on historical experience and on various assumptions that are believed to be reasonable under the circumstances including the negotiation of an equitable adjustment on the ReALMS contract which was added to the contract as a pricing amendment due to the delay in the return to flight. Costs to complete include, when appropriate, material, labor, subcontracting costs, lease costs, commissions, insurance and depreciation. Our business segment personnel perform periodic contract status and performance reviews. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period that the change in estimate occurs.

A Summary of Revenue Recognition Methods Follows:

Business Segment	Services/Products Provided	Contract Type	Method of Revenue Recognition
SFS	Commercial Space Habitat Modules, Integration & Operations Support Services	Firm Fixed Price	Percentage-of-completion based on costs incurred
SGS	Configuration Management, Engineering Services	Cost Plus Award/Fixed Fee	Reimbursable costs incurred plus award/fixed fee
Astrotech	Payload Processing Facilities	Firm Fixed Price – Mission Specific Firm Fixed Price – Guaranteed Number of Missions	Ratably, over the occupancy period of a satellite within the facility from arrival through launch For multi-year contract payments recognized ratably over the contract period
SMI	Space-Themed Commercial Products/Activities	Retail	Internet and retail sales recognized when goods are shipped

Goodwill. In assessing the recoverability of goodwill and other intangibles, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If and when these circumstances or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. We adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, on July 1, 2002, under which the Company ceased to amortize goodwill and instead analyze goodwill at least annually for impairment issues. Goodwill on the balance sheet as of December 2003 was tested for impairment and was written off in fiscal year 2004.

Long-Lived Assets. In assessing the recoverability of long-lived assets, fixed assets, assets under construction and intangible assets, we evaluate the recoverability of those assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires that certain long-lived fixed assets of the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

RESULTS OF OPERATIONS

Overview. In this section we discuss our results of operations, both on a consolidated basis and, where appropriate, by segment for our fiscal years ended June 30, 2004, 2003, and 2002. Where we report earnings or loss on a per share basis, we have done so on a “diluted earnings per share” basis. The weighted average number of common shares applicable to diluted earnings for 2004, 2003, and 2002 were 14,141,949, 12,285,467, and 11,884,309 respectively. At the end of this section we have included our outlook for fiscal year 2005 for each business unit.

We had net earnings (loss) of $2,075,000 or $0.15 per diluted share on revenues of $77,606,000 for our 2004 fiscal year compared to ($81,775,000) or ($6.66) per share on revenues of $94,963,000 for 2003 and ($2,367,000) or ($0.20) per share on revenues of $102,773,000 for 2002. For our 2002 fiscal year, net earnings and earnings per share included $0.09 per share of goodwill amortization expense. Amortization of goodwill ceased January 1, 2002 as a result of adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142.

Non-GAAP Financial Measures. Management uses income from operations before charges as one measure of financial performance. Income from operations before charges is a non-GAAP financial measure and consists of operating income before unusual and infrequent events such as: goodwill impairments, asset impairments, investment impairments and our loss of the RDM on the Columbia accident. Income from operations before charges does not include interest expense or income taxes, each of which is evaluated on a consolidated basis. Because we do not allocate interest expense and income taxes by segment, management believes that income from operations is a useful measure of our segment’s operating performance for investors. Income from operations before charges should not be considered an alternative to, or more meaningful than, net income or cash flows from operations as determined in accordance with GAAP. The Other column in the presentation below is our corporate selling, general and administrative expenses that are incurred for the overall operations of the Company.

The following tables provide summary financial data regarding our consolidated and segmented results of operations for our 2004, 2003, and 2002 fiscal years, respectively (in millions):

Fiscal Year Ended June 30, 2004

	SFS	ASO	SGS	SMI	Other	Total
Income (loss) from operations before charges	$8.9	$20.0	$0.3	$(0.1)	$(8.4)	$20.7
Goodwill impairment	—	(2.5)	(5.7)	—	—	(8.2)
Investment impairment charge	—	—	—	—	(1.8)	(1.8)

Operating income (loss)	8.9	17.5	(5.4)	(0.1)	(10.2)	10.7
Other income/expense	—	—	—	—	0.1	0.1
Interest expense	—	—	—	—	(8.2)	(8.2)

Pre-tax income (loss)	8.9	17.5	(5.4)	(0.1)	(18.3)	2.6
Income tax expense	—	—	—	—	(0.5)	(0.5)

Net income (loss)	$8.9	$17.5	$(5.4)	$(0.1)	$(18.8)	$2.1

Fiscal Year Ended June 30, 2003

	SFS	ASO	SGS	SMI	Other	Total
Income (loss) from operations before charges	$6.8	$4.5	$1.9	$(0.3)	$(10.0)	$2.9
Loss on Columbia accident	(50.3)	—	—	—	—	(50.3)
Goodwill impairment	—	—	(11.9)	—	—	(11.9)
Asset impairment charge	(7.9)	—	—	—	(8.2)	(16.1)

Operating income (loss)	(51.4)	4.5	(10.0)	(0.3)	(18.2)	(75.4)
Interest expense	—	—	—	—	(7.2)	(7.2)

Pre-tax income (loss)	(51.4)	4.5	(10.0)	(0.3)	(25.4)	(82.6)
Income tax benefit	—	—	—	—	0.9	0.9

Net income (loss)	$(51.4)	$4.5	$(10.0)	$(0.3)	$(24.5)	$(81.7)

Fiscal Year Ended June 30, 2002

	SFS	ASO	SGS	SMI	Other	Total
Operating income (loss)	12.9	3.8	2.0	(1.6)	(16.0)	1.1
Other income	—	—	—	—	1.2	1.2
Interest expense	—	—	—	—	(6.7)	(6.7)

Pre-tax income (loss)	12.9	3.8	2.0	(1.6)	(21.5)	(4.4)
Income tax benefit	—	—	—	—	2.1	2.1

Net income (loss)	$12.9	$3.8	$2.0	$(1.6)	$(19.4)	$(2.3)

Operating Income (Loss). Operating income (loss) was $10.7 million in fiscal year 2004, compared to ($75.4) million and $1.1 million for fiscal years 2003 and 2002 respectively. The following summarizes the activity in each of our operating segments:

SPACEHAB Flight Services. Operating income (loss) for our SFS segment was $8.9 million for fiscal year 2004, compared to ($51.4) million and $12.9 million for fiscal years 2003 and 2002, respectively. Operating income for 2004 included general and administrative expense of $0.7 million and depreciation and amortization expense of $2.8 million as compared to general and administrative expenses of $0.1 million and $0.1 million and depreciation and amortization expense of $5.0 million and $8.6 million for fiscal years 2003 and 2002, respectively. Please see “—Other” beginning on page 27 for a consolidated discussion of general and administrative expense and depreciation and amortization expense.

Fiscal year ended June 30, 2004 as Compared to the Fiscal Year Ended June 30, 2003

SFS’ operating income before charges increased by $2.1 million from fiscal year 2003 to fiscal year 2004. The following summarizes significant items:

Revenue decrease of $8.4 million

•	ReALMS revenue decreased by $14.4 million as it was terminated in January 2004

•	New revenue from the Lockheed Martin contract of $7.8 million that replaced the ReALMS contract

•	ESP2 revenue decreased by $4.5 million

•	The various other contract revenue decreased $0.1 million

•	Recognized revenue from JETIS of $2.8 million

Cost of Revenue decrease of $10.5 million

•	Termination of Boeing’s subcontract decreased cost of revenue by $7.0 million

•	Reduced EADS subcontract costs in 2004 of $3.6 million due to no missions in 2004

•	Decrease in asset depreciation in 2004 of $1.8 million due to the loss of the RDM in fiscal year 2003

•	Decrease in other cost of revenue of $0.3 million

•	Increase in internal labor costs of $1.6 million due to bringing the integrations and operations of our modules in-house

•	Increase in selling, general and administrative expenses of $0.6 million

All space shuttle missions have been suspended since the February 1, 2003 Space Shuttle Columbia accident affecting revenues and operating income of our SFS business unit for fiscal year 2004. Pending the return to flight of the space shuttle program, we have operated under “equitable adjustments” and subsequently in preparation for the return to flight under the contractual arrangements in place prior to the accident. The equitable adjustment provides compensation for space flight assets committed for future contracted missions and for personnel and services in place to maintain those assets and support the return-to-flight activities.

Our SFS business unit is currently supporting NASA’s return-to-flight activities and is continuing its operations in preparation for shuttle missions STS-114, 121, 116, and 118 (in order of their anticipated flight sequence). SFS is preparing a cargo carrier for STS-114, the External Stowage Platform 2 that will be deployed and permanently mounted to the ISS. SPACEHAB contracted directly with NASA’s prime ISS contractor, Boeing, for the STS-114 mission. For STS-121, we are scheduled to provide our non-deployable ICC to NASA for transport of several critical ISS orbital replacement unit (“ORU”) spares. For both STS-116 and 118, missions previously placed under ReALMS, SPACEHAB is scheduled to provide its pressurized single module and its unpressurized non-deployable carrier for transport of critical cargo and ORUs to and from the ISS. We have completed negotiations with Boeing and NASA for the respective contract equitable adjustments required to continue uninterrupted support to ongoing mission preparation activities during the shuttle down period following the Columbia tragedy. As previously described, the ReALMS contract expired January 31, 2004 and support for missions STS-121, 116 and 118 is continuing under a subcontract agreement to Lockheed Martin, effective February 1, 2004. We are currently providing these services under letter agreement and we are in contract negotiations with Lockheed Martin for this new contract. Additionally, after April 15, 2004 SFS no longer is subcontracting its module mission integration, operations, and sustaining engineering technical support to Boeing. Most module mission tasks previously performed by Boeing personnel will now be performed by our SFS personnel and selected NASA cargo integration tasks on SPACEHAB module missions will now be performed by Lockheed Martin as a part of the CMC with NASA. This action enables SFS to continue providing services to NASA and is consistent with the direction of the ISS Program Office.

In January 2004, SPACEHAB initiated activity under the Japanese Experiment Thermal Incubator Service (“JETIS”) contract with the Mitsubishi Corporation, representing JAXA, that was entered into in 2000 and originally scheduled to fly aboard our RDM. Subsequent to the suspension of the space shuttle flights and destruction of our RDM, we contracted for construction of certain space research equipment and for research space aboard the ISS and up to three (3) Russian Progress cargo missions with V.J.F. Russian Consulting, representing RSC Energia, a major Russian aerospace manufacturer and mission operator.

Fiscal year ended June 30, 2003 as Compared to the Fiscal Year Ended June 30, 2002

SFS’ operating income before charges decreased by $6.1 million from fiscal year 2002 to fiscal year 2003. The following summarizes significant items:

Revenue decrease of $4.7 million

•	ReALMS revenue decreased by $8.8 million due to the completion of STS-107 and the grounding of the space shuttle fleet due to the STS-107 accident

•	ESP2 revenue increased by $4.1 million due to the increased work on the project during fiscal year 2003 as compared to fiscal year 2002

Cost of Revenue increase of $2.8 million

•	ESP2 cost of revenue increased by $3.6 million due to the increased work on the project during fiscal year 2003 as compared to fiscal year 2002

•	ReALMS cost of revenue decreased by $3.3 million primarily due to the closeout of STS-107

•	Increase of $1.5 million in ICC and VCC lease costs in fiscal year 2003 as compared to fiscal year 2002 primarily due to a full year of VCC lease costs in fiscal year 2003

•	Increase in indirect costs of $1.0 million due to recording certain costs that had been previously recorded as corporate costs as SFS’ indirect costs, such as, depreciation, insurance, benefits, etc

Our fiscal year 2003 operating income included a charge of approximately $50.3 million, net of insurance proceeds of $17.7 million on our loss of the RDM in the Space Shuttle Columbia tragedy. Also, due to the uncertainties in the human space flight programs following the Columbia accident, we decided to no longer fund certain work in process in development of future flight assets and recorded an impairment charge of $7.9 million. During fiscal year 2003, we contracted for the RDM on shuttle mission STS-107, the ICC on STS-114, and the logistics single module and ICC on STS-116 and 118.

We participated in one space shuttle mission in fiscal year 2002 which included the ICC. In fiscal year 2003 we participated in one space shuttle mission which included our RDM. There were no space shuttle missions in our fiscal year 2004.

Astrotech Space Operations. Operating income for our ASO segment was $17.5 million for fiscal year 2004, compared to $4.5 million and $3.8 million for fiscal years 2003 and 2002, respectively. Operating income for 2004 included selling, general and administrative expense of $0.4 million and depreciation and amortization expense of $2.0 million as compared to selling, general and administrative expense of $0.5 million and $0.9 million and depreciation and amortization expense of $1.9 million and $1.3 million for fiscal years 2003 and 2002, respectively. Please see “—Other” beginning on page 27 for a consolidated discussion of selling, general and administrative expense and depreciation and amortization expense.

Fiscal year ended June 30, 2004 as Compared to the Fiscal Year Ended June 30, 2003

ASO’s operating income before charges increased by $15.5 million from fiscal year 2003 to fiscal year 2004. The following summarizes significant items:

Revenue increase of $15.8 million

•	$17.5 million early payment from Boeing termination of their financial guarantees partially offset by decreased Boeing missions in fiscal year 2004

Cost of Revenue increase of $0.3 million

•	ASO supported 12 missions in 2004 versus 9 missions in 2003 which resulted in higher labor and benefit costs of $0.2 million

•	Additional depreciation expense of $0.2 million in 2004

•	Decrease in selling, general and administrative expense of $0.1 million

Fiscal 2004 operating income for our ASO business unit included a contract early termination payment of $17.5 million with regards to its financial guarantees under the contract agreement with Boeing for payload processing support services for the Delta launch vehicle program. Boeing indicated that the decision to terminate its guarantees for future Astrotech services was based on the downturn of the commercial expendable launch market rather than performance-related considerations. Astrotech was in full compliance with the contract terms at the time of the termination. Astrotech recognized the early termination payment as revenue in the quarter ended December 31, 2003. The termination of the Boeing contract guarantees had a significant impact on Astrotech’s future guaranteed revenue stream. As the result of this event, the Company performed a goodwill impairment test at Astrotech in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” The impairment test indicated an impairment of Astrotech’s remaining goodwill of approximately $2.5 million which was recorded in the period ended December 31, 2003. The Company utilized market valuation techniques to calculate the fair value of Astrotech.

Fiscal year ended June 30, 2003 as Compared to the Fiscal Year Ended June 30, 2002

ASO’s operating income before charges increased by $0.7 million from fiscal year 2002 to fiscal year 2003. The following summarizes significant items:

Revenue increased by $2.5 million from fiscal year 2002 to fiscal year 2003

•	ASO had nine launches in fiscal year 2003 as compared to seven launches for fiscal year 2002 which resulted in the $2.5 million increase in revenue

Cost of Revenue increased by $1.8 million

•	Increase is primarily due to increased facilities costs, as a result of ASO’s new building in full operations for the entire fiscal year

Astrotech’s operating expenses decreased $0.4 million due to no longer recording amortization of goodwill of $0.2 and reduction of $0.2 million in financing fees that occurred in fiscal year 2002.

SPACEHAB Government Services. Operating income (loss) for our SGS business unit was ($5.4) million for fiscal year 2004, compared to ($10.0) million and $2.0 million for fiscal years 2003 and 2002, respectively. Operating loss for 2004 included selling, general and administrative expense of $1.3 million and depreciation and amortization expense of $0.1 million as compared to selling, general and administrative expense of $1.9 and $2.0 and depreciation and amortization expense of $0.7 million and $1.6 million for fiscal years 2003 and 2002, respectively. Please see “—Other” beginning on page 27 for a consolidated discussion of selling, general and administrative expense and depreciation and amortization expense.

Fiscal year ended June 30, 2004 as Compared to the Fiscal Year Ended June 30, 2003

SGS’s operating income before charges decreased by $1.6 million from fiscal year 2003 to fiscal year 2004. The following summarizes significant items:

Revenue decreased by $24.5 million

•	The FCSD contract was completed April 30, 2003 which resulted in no revenue in fiscal year 2004 versus $25.8 million in fiscal year 2003

•	Revenue recorded under the SEDC contract increased in fiscal year 2004 as compared to fiscal year 2003 of $1.3 million due to increased project work in fiscal year 2004

•	The Configuration Management contract revenue decreased by $2.4 million from fiscal year 2003 to fiscal year 2004 due to completion of the contract and the award of the PI&C contract in January 2004

•	The PI&A contract recognized revenue of $2.8 million in fiscal year 2004 which was awarded in January 2004

•	Decrease in other contract revenue of $0.4 million

Cost of revenue decreased by $22.9 million

•	The FCSD contract was completed April 30, 2003 which resulted in $23.9 million less cost of revenue in fiscal year 2004 as compared to fiscal year 2003

•	Cost of revenue increased under the SEDC contract in fiscal year 2004 as compared to fiscal year 2003 of $1.5 million due to increased project work in fiscal year 2004

•	The Configuration Management cost of revenue decreased by $1.9 million from fiscal year 2003 to fiscal year 2004 due to the completion of the contract and the award of the PI&C contract in January 2004

•	The PI&C cost of revenue for fiscal year 2004 was $2.8 million which was awarded in January 2004

•	Decrease in Shanghai Scienceland project cost of revenue of $0.3 million

•	Decrease in cost of revenue for the Destiny module of $0.7 million in fiscal year 2004 as compared to fiscal year 2003 due to the projection completion in fiscal year 2003

•	Decrease in other cost of revenue of $0.4 million

On November 5, 2003, NASA notified the Company that it was not awarded the ISS Mission Integration Contract. Additionally, the Boeing team’s bid for the CMC with NASA, of which SGS was a subcontractor, was not selected for contract award. As a result of these events, we performed a goodwill impairment test at SGS in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” The impairment test indicated an impairment of SGS’s remaining goodwill of approximately $5.7 million which was recorded in the period ended December 31, 2003. The Company utilized market valuation techniques to calculate fair value of SGS.

Fiscal year ended June 30, 2003 as Compared to the Fiscal Year Ended June 30, 2002

SGS’s operating income before charges decreased by $0.2 million from fiscal year 2002 to fiscal year 2003. The following summarizes significant items:

Revenue decreased by $6.0 million from fiscal year 2002 to fiscal year 2003

•	The FCSD contract was completed April 30, 2003 which resulted in $8.8 million less revenue in fiscal year 2003 as compared to fiscal year 2002

•	Revenue recorded under the SEDC contract, which was awarded in fiscal year 2003, was $2.5 million

•	The Configuration Management contract revenue decreased by $0.5 million from fiscal year 2002 to fiscal year 2003 due to decrease in project work

•	Other revenue increased by $0.8 million

Cost of revenue decreased by $6.2 million

•	The FCSD contract was completed April 30, 2003 which resulted in $8.0 million less cost of revenue in fiscal year 2003 as compared to fiscal year 2002

•	Cost of revenue recorded under the SEDC contract, which was awarded in fiscal year 2003, was $2.4 million

•	The Configuration Management cost of revenue decreased by $0.4 million from fiscal year 2002 to fiscal year 2003 due to decrease in project work

•	In fiscal year 2002, there was $1.0 million of cost of revenue for a project with Shanghai Scienceland that was completed in fiscal year 2002 with only minimum trailing costs in fiscal year 2003

•	Increase in other cost of revenue of $0.8 million

As a result of the loss of the recompete of the Flight Crew Systems Development contract at SGS in fiscal year 2003, a goodwill impairment test was performed. The impairment test indicated that the goodwill at SGS was impaired and a $11.9 million impairment charge of goodwill was recorded.

Space Media, Inc. Operating loss before charges for our SMI business unit was ($0.1) million for fiscal year 2004, compared to ($0.3) million and ($1.6) million for fiscal years 2003 and 2002, respectively. Operating loss for 2004 included selling, general and administrative expense of $0.3 million and no depreciation and amortization expense as compared to selling, general and administrative expense of $0.8 million and $1.7 million and depreciation and amortization expense of $0.3 million and $0.3 million for fiscal years 2003 and 2002, respectively. Please see “—Other” below for a consolidated discussion of selling, general and administrative expense and depreciation and amortization expense.

Other. Other operating loss was ($10.2) million for fiscal year 2004, compared to ($18.2) million and ($16.0) million for fiscal years 2003 and 2002 respectively. The $10.2 million loss for fiscal year 2004 relates primarily to selling, general and administrative expenses and depreciation and amortization expenses which were incurred at the corporate level and an impairment change of $1.8 million of our investment in Guignè. The ($18.2) million loss for fiscal year 2003 includes a $8.2 million charge for asset impairments.

Consolidated selling, general and administrative expenses and research and development were $11.1 million in fiscal year 2004, compared to $13.2 million and $19.9 million in 2003 and 2002, respectively. The $2.1 million decrease for fiscal year 2004 to 2003 is principally the result of our ongoing cost reduction efforts and staffing reductions. In addition, for the year ended June 30, 2004, we recorded a charge of approximately $0.3 million related to the closing of the Washington, D.C. office.

The $6.7 million decrease for fiscal year 2002 to 2003 was primarily due to our Company-wide cost reduction actions. SMI’s expenses decreased by $1.0 million associated with the downsizing of the SMI operations during the year ended June 2002. SPACEHAB selling, general and administrative expenses were reduced by $0.6 million in facilities, and $0.5 million in depreciation and other expense. Astrotech’s selling, general and administrative expense decreased $0.4 million due to no longer recording amortization of goodwill of $0.2 million and reduction of $0.2 million in financing for that occurred in fiscal year 2002. SPACEHAB’s selling, general and administrative expenses decreased due to the closing of the Huntsville operations partially offset by increased bid and proposal efforts.

Consolidated depreciation and amortization expenses were $5.4 million in fiscal year 2004 compared to $8.9 million and $12.7 million in 2003 and 2002, respectively. The $3.5 million decrease in fiscal year 2004 compared to 2003 is primarily due to the write-off of the RDM lost in the Space Shuttle Columbia accident, offset by the increased depreciation on the completion of the new SPF at the Astrotech Titusville, Florida campus. The decrease in depreciation of $3.8 million for fiscal year 2003 as compared to 2002 resulted from the RDM having 12 months of depreciation in fiscal year 2002 as compared to seven months of depreciation in fiscal year 2003.

Interest Expense. Interest expense totaled $8.2 million for fiscal year 2004, compared with $7.2 million and $8.0 million for 2003 and 2002, respectively. The $1.0 million increase for 2004 as compared to 2003 resulted primarily from the termination of the interest rate swap upon restructuring our mortgage financing of our Astrotech SPF, partially offset by the lower interest payments on the lower mortgage amount after the restructuring.

The decrease of interest expense from 2002 to 2003 was primarily due to the fact that no interest expense was capitalized in 2003 as compared to $1.3 million of capitalized interest in 2002. In addition, fiscal year 2003 includes a full year of interest on the mortgage loan payable. Interest was capitalized on the in-progress construction of our modules and payload processing facilities in 2002.

Income Tax Provision (Benefit). For fiscal year 2004 we recorded an income tax provision of $0.5 million, applying our net operating loss carry-forwards to the extent allowable. The income tax provision is a result of the alternative minimum tax limiting our ability to use all of our net operating loss carry forwards. We recorded an income tax benefit for fiscal years 2003 and 2002 of ($0.9) million and ($2.1) million, respectively. As of June 30, 2004, the Company had approximately $22.0 million of available net operating loss carry-forwards expiring between 2008 and 2023 to offset future regular taxable income.

Inflation. The effects of inflation and changing prices have not significantly impacted the Company’s revenue or income from continuing operations during the years ended June 30, 2004 and 2003.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Balance Sheet. Our total assets at June 30, 2004 were $99.9 million compared to total assets of $121.4 million at the end of fiscal year 2003. The following table sets forth the significant components of the balance sheet as of June 30, 2004, compared with 2003 (in thousands):

	2004	2003	Chg.
Assets:
Current assets	$15,950	$22,471	$(6,521)
Property and equipment (net)	79,600	83,689	(4,089)
Other assets (net)	4,375	15,196	(10,821)

Total	$99,925	$121,356

Liabilities and stockholders’ equity:
Current liabilities	$22,301	$27,221	$(4,920)
Long-term debt-less current portion	66,942	80,056	(13,114)
Other long-term liabilities	1,272	8,989	(7,717)
Stockholders’ equity	9,410	5,090	4,320

Total	$99,925	$121,356

Fiscal Year 2004 Compared to 2003. Current assets as of June 30, 2004 decreased by $6.5 million as compared to June 30, 2003, primarily due to a reduction in short-term investments of $7.4 million, partially offset by an increase in accounts receivable of $1.1 million. Short-term investments as of June 30, 2004 and June 30, 2003 included proceeds of the insurance settlement from loss of the RDM on the Space Shuttle Columbia. The increase in accounts receivable was primarily attributable to:

•	The increased volume of sales at Astrotech

•	Changing from NASA as our primary customer to a commercial customer

The decrease in property and equipment from June 30, 2003 to June 30, 2004 resulted primarily from the write-off of furniture, fixtures, equipment, and leasehold improvements from the closing of our Washington D.C. and Huntsville, AL offices and the relocation of those activities to our Houston facility. Net property and equipment decreased by $4.1 million from 2003 to 2004 due to fixed asset additions during the year offset by depreciation expense for fiscal year 2004. Fiscal year 2004 included $1.2 million for assets removed from the books upon closing of certain offices.

The decrease in other assets of $10.8 million from June 30, 2003 to June 30, 2004 resulted primarily from the impairment of goodwill of $8.3 million, impairment of an investment of $1.8 million, and the reduction in deferred financing costs of $1.3 million resulting from refinancing our Astrotech SPF mortgage and amortization of financing costs in the current fiscal year. These reductions were partially offset by an increase in other assets of $0.6 million, primarily due to deferred mission costs for the Company’s project with JAXA.

Our current liabilities declined by $5.0 million from June 30, 2003 to June 30, 2004. The following summarizes significant items:

•	We paid the balance of $2.0 million on a convertible note to a shareholder, retiring the debt

•	The current portion of our mortgage loan declined by $0.3 million due to the restructuring of the loan and the reduction of the total mortgage debt

•	We had an outstanding balance of $1.4 million on our revolving credit facility at the end of the current fiscal year and no balance outstanding at June 30, 2003

•	Our accounts payable and accrued expenses declined from $15.6 million to $12.6 million due to the reduced volume of business at the end of the current fiscal year due to the termination of certain government contracts and the suspension of space shuttle flights

•	Our current portion of deferred revenue declined by $1.0 million with the completion of the ReALMS contract in the current fiscal year

Our long-term debt as of June 30, 2004 decreased by $13.1 million from the end of the prior fiscal year due primarily to the restructuring of our Astrotech facility mortgage. The restructuring included the repayment of $9.5 million of principal and the termination of an interest rate swap of $1.3 million held to effectively convert the floating rate interest on the mortgage into a fixed commitment. Our scheduled mortgage principal payments reduced the outstanding balance of this facility by $2.3 million.

Other long-term liabilities declined by $7.7 million at year end 2004 compared to 2003 due to a decrease in long-term deferred revenue, primarily from a contract with JAXA that was previously scheduled for a space shuttle mission, but due to the suspension of shuttle operations, we restructured the contract and placed the payload on a Russian Progress mission scheduled to fly early in our fiscal year 2005 with on-going flight operations support to 2006.

Cash Flows From Operating Activities. Cash provided by operations for the years ended June 30, 2004, 2003, and 2002 was $5.3 million, $19.8 million, and $8.6 million, respectively. The significant items affecting the differences in cash flows from operating activities in fiscal year 2004 compared to fiscal year 2003, and fiscal year 2003 compared to fiscal year 2002 are discussed below:

Fiscal Year 2004 Compared to 2003. For the fiscal year 2004 compared to fiscal year 2003, the significant items affecting cash provided by operating activities were:

•	Net income for fiscal year 2004 was $2.1 million compared to a net loss recorded in the prior fiscal year of $81.8 million

•	Included in fiscal year 2004 were charges for $8.3 million of goodwill related to early termination of the Boeing satellite processing contract and certain SGS contracts in fiscal year 2004 and a charge of $1.8 million of asset impairment for our investment in Guignè compared to charges of $11.9 million of goodwill impairment, $16.1 million of asset impairment, a nonrecurring charge of $50.3 million, and insurance proceeds of $17.7 million in fiscal year 2003 resulting primarily from the loss of the RDM on the Space Shuttle Columbia, termination of the Enterprise project and certain SGS contract terminations in fiscal year 2003

•	Charges for depreciation and amortization in fiscal year 2004 were $3.5 million less than depreciation and amortization in fiscal year 2003 primarily resulting from the loss of the RDM in fiscal year 2003

•	Changes in assets and liabilities for fiscal year 2004 consumed cash from operations of $13.3 million, primarily due to increases in accounts receivable and reductions in accounts payable as previously discussed as compared to use of $3.7 million in fiscal year 2003 where a decrease in accounts receivable of $7.0 million partially offset the reductions in accounts payable and accrued subcontracting costs. Deferred flight revenue decreased approximately $8.9 million in each fiscal year resulting from the close-out of the ReALMS contract and the start-up of the JETIS contract

Fiscal Year 2003 Compared to 2002. For the fiscal year 2003 compared to fiscal year 2002, the significant items affecting cash provided by operating activities were primarily the net loss of $81.8 million in fiscal year 2003 which included $78.3 million of non-cash charges for the loss of the RDM, asset impairment, and goodwill impairment. In addition the Company received $17.7 million of commercial insurance proceeds in fiscal year 2003 related to the loss of the RDM. Other items that affected cash provided by operating activities in fiscal year 2003 as compared to fiscal year 2002 included the following:

•	Depreciation and amortization was approximately $9.4 million for the period ended June 30, 2003 compared to $13.4 million in the prior fiscal year resulting from the loss of the RDM in February 2003 and amortization expense of $1.1 million

•	Changes in assets and liabilities for fiscal year 2003 consumed $3.7 million of cash provided by operating activities as compared to $2.1 million in fiscal year 2002, due primarily from a decrease in deferred revenue of $8.9 million in fiscal year 2003 for three missions under contract, STS-116, STS-118 and STS-114 compared to a decrease in deferred revenue of $1.3 million in fiscal year 2002, an increase in accounts payable and accrued expenses of $0.6 million in fiscal year 2003 compared to a decrease in accounts payable and accrued expenses of $6.1 million in fiscal year 2002 and a decrease in accounts receivable of $7.0 million in fiscal year 2003 compared to a decrease of $4.2 million in fiscal year 2002

Cash Flows From Investing Activities. For the years ended June 30, 2004, 2003, and 2002, cash flows provided by (used in) investing activities were $5.0 million, $(14.6) million, and $(13.2) million. The significant items affecting the differences in cash flows from investing activities in fiscal year 2004 compared to fiscal year 2003 and fiscal year 2003 compared to fiscal year 2002 are discussed below:

Fiscal Year 2004 Compared to 2003. For the fiscal year 2004 compared to fiscal year 2003, the significant item affecting cash flows used in investing activities was the sale of $7.4 million of short term investments compared to the purchase of short term investments of $14.0 million in fiscal year 2003, partially offset by the use of $2.1 million cash flow for purchases of property and equipment, payments for buildings under construction and payments for flight assets under construction in fiscal year 2004 compared to the use of $1.5 million for such purchases and payments in fiscal year 2003.

Fiscal Year 2003 Compared to 2002. For the fiscal year 2003 compared to fiscal year 2002, the significant items affecting cash flow used in investing activities were as follows:

•	During fiscal year 2003, the primary change in the cash used in investing activities was due to the increase in the Company’s investments of $14.0 million primarily as the result of the commercial insurance received from the loss of the RDM

•	Approximately $15.4 million was spent in fiscal year 2002 for buildings under construction and equipment, primarily for the expansion of Astrotech’s payload processing facilities in Titusville, Florida

•	During fiscal year 2002, the Company’s expenditures for flight assets under construction related primarily to the completion of the VCC for sale to EADS, adapter plates for unpressurized ICC and VCC missions, and for additional development work on the Enterprise module. The Company received $4.4 million in services payments for the sale of its VCC assets to EADS and received $1.4 million in cash, primarily for the Oriole sounding rocket business and the Clear Lake Industries sales

Cash Flows From Financing Activities. For the years ended June 30, 2004, 2003, and 2002, cash flows (used in) provided by financing activities were ($11.1) million, ($6.5) million, and $7.2 million, respectively. In January 2004 we restructured our mortgage financing of our Astrotech Titusville SPF as a three-year fixed-rate loan by reducing the outstanding balance by $9.5 million, and terminating the interest rate swap in place at a cost of $1.3 million. Also during fiscal year 2004, the Company paid the outstanding balance on the loan from Alenia of $2.0 million. During fiscal year 2003, we repaid approximately $6.3 million of debt including the New Credit Facility which expired and was repaid in July 2002, $2.0 million on the mortgage loan, and $1.9 million on the loan from Alenia. During fiscal year 2002, we received $20.0 million related to the financing of the Astrotech SPF in Titusville, Florida and repaid approximately $0.9 million of the loan. We repaid $4.0 million of the loan payable, $4.0 million of the note payable to shareholder, and repaid in full $0.3 million of the note payable to insurers. In addition, we repaid $4.6 million of the New Credit Facility during fiscal year 2002.

Liquidity. Our liquidity has been constrained over the previous three fiscal years. A significant portion of this constraint arose from funding of new operations and assets in development to support future Company growth, funding a portion of the construction cost of the Astrotech Florida facility, and funding of required debt repayments. In addition, the Company was committed to capital investments to complete certain flight assets.

Beginning in the third quarter of fiscal year 2001, we began an aggressive multi-faceted plan to improve the Company’s financial position and liquidity. This plan included restructuring and repayment of certain debt obligations.

Under this plan, the Company undertook extensive efforts to reduce cash required for both operations and capital investments. Additionally, we completed planned divesting of non-core assets. Development and construction of new assets is currently limited to those assets required to fulfill existing commitments under contract. The Company has no further on-going commitments to fund development or construction of any asset. We completed the planned restructuring of certain debt obligations and continue to focus on reducing our outstanding debt. We completed the implementation of the plan in the fourth quarter of fiscal year 2002.

On March 25, 2003, the Board of Directors authorized the Company to repurchase up to $1.0 million of the Company’s outstanding Common Stock at market prices. Any purchases under the Company’s stock repurchase program may be made from time-to-time, in the open market, through block trades or otherwise in accordance with applicable regulations of the SEC. Through June 30, 2004, the Company had repurchased 116,100 shares at a cost of $117,320. We will continue to evaluate the stock repurchase program and the funds authorized for the program.

The Company was under contract with NASA to support the STS-107 mission on its Columbia orbiter. The mission utilized our RDM flight asset. On February 1, 2003, the RDM was lost in the tragic STS-107 accident. The RDM was partially covered by commercial insurance. During the three months ended March 31, 2003, the Company received $17.7 million from commercial insurers. We do not plan on replacing the RDM. SPACEHAB has two additional modules available to support the Company’s current NASA contracts. In January 2004, we submitted a detailed claim to NASA for recovery of our RDM investment in the amount of $87.7 million. We believe we have a basis for recovery of some or all of the loss from NASA but there can be no assurance as to the timing or the amount, if any, to be received from the claim. Upon resolution of the claim, any proceeds from NASA would be recorded in the period in which the claim is resolved.

We continue to focus our efforts on improving the overall liquidity of the Company through identifying new business opportunities within the areas of our core competencies, reducing operating expenses, limiting cash commitments for future capital investments and new asset development. Please read the discussion of liquidity in the overview section (page 17) in conjunction with this section.

The Company’s cash and short-term investments are approximately $7.6 million as of June 30, 2004. We believe that the Company has sufficient liquidity to fund ongoing operations for at least the next fiscal year and expect to utilize existing cash and any potential payment from NASA to support strategies for new business initiatives and reduce debt service requirements. However, under certain scenarios the Company could be facing liquidity concerns after that point in time.

Contractual Obligations. The Company’s contractual obligations as of June 30, 2004 are as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term Debt	$63,250	$—	$—	$63,250	$—
Loan payable under credit facility	1,445	1,445	—	—	—
Mortgage Loan Payable	5,638	1,946	3,692	—	—
V.J.F. Russian Consultant Agreement	360	180	180	—	—
V.J.F. Russian Subcontract	1,400	1,000	400	—	—
Capital Leases	67	67	—	—	—
Operating leases[1]	10,208	4,715	2,109	532	2,852

Total Contractual Cash Obligations[2]	$82,368	$9,353	$6,381	$63,782	$2,852
(excluding interest payments)

[1]	For fiscal years 2005, 2006, 2007, and 2008, the Company expects to receive net payments of approximately $0.7 million, $0.7 million, $0.5 million, $0.2 million, respectively, for subleases.
[2]	Does not include commitment to Dayna Justiz for compensation that can be earned as a result of the agreement dated June 19, 2000. The agreement states that Dayna Justiz can earn up to $375,000 as additional compensation if she meets certain financial goals in the management of The Space Store. The yearly amount is equal to five percent of the Space Store’s “net after-tax operating income” during each fiscal year until such time an aggregate amount of $375,000 has been earned. At this time, we have not recorded a liability for this obligation due to the uncertainty of the obligation being met.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

This Form 10-K includes statements reflecting assumptions, expectations, projections, intentions, or beliefs about future events that are intended as “forward-looking statements.” All statements included or incorporated by reference in this annual report, other than statements of historical fact, that address activities, events, or developments that we or our management expect, believe, or anticipate will or may occur in the future are forward-looking statements. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties, and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “plan,” “may,” “will,” “should,” “expect,” and other words of similar meaning. In particular, these include but are not limited to, statements relating to the following:

•	Projected operating or financial results, including anticipated cash flows from operations and asset sale proceeds for fiscal year 2005

•	Expectations regarding capital expenditures, interest expense, and other payments

•	Our ability to execute the cost-saving measures we have identified

•	Our beliefs and assumptions relating to our liquidity position

•	The ultimate conclusion of our claim for indemnification for losses on the Space Shuttle Columbia accident

•	Our beliefs about the outcome of legal and administrative proceedings, in particular the outcome of the claims made by Lloyds of London regarding insurance proceeds they have paid to us

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and other factors including, among others:

•	The continuation of the U.S. space exploration program

•	Congressional funding for NASA at levels that will support the programs that affect our business

•	The ultimate return to flight of the space shuttle and the frequency and configuration of flights after returning to flight

•	Our ability to compete in the market place to preserve our contracts upon the re-compete cycles and to acquire additional contracts

•	Our ability to operate our businesses efficiently, manage capital expenditures and costs (including general and administrative expenses) tightly, and generate earnings and cash flow from our asset-based businesses in relation to our debt and other obligations

•	The costs and other effects of legal and administrative proceedings, settlements, investigations, and claims, including legal proceedings related to our claim against NASA in regards to the Columbia accident and the related claim by Lloyds of London

•	General political conditions and developments in the U.S. and in foreign countries whose affairs affect our businesses

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this Form 10-K. Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements.

All forward-looking statements contained in this Form 10-K are qualified in their entirely by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Form 10-K, except as otherwise required by applicable law.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

SPACEHAB’s primary exposure to market risk relates to interest rates. Our financial instrument that is subject to interest rate risk is the revolving loan payable that has interest at prime plus one percent. SPACEHAB does not currently use any interest rate swaps or derivative financial instruments to manage its exposure to fluctuations in interest rates. A one percent change in variable interest rates will not have a material impact on our financial condition.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SPACEHAB, Incorporated and Subsidiaries:

We have audited the accompanying consolidated balance sheet of SPACEHAB, Incorporated and subsidiaries (the “Company”) as of June 30, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the year then ended June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Houston, Texas
September 2, 2004

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

SPACEHAB, Incorporated and Subsidiaries:

We have audited the accompanying consolidated balance sheet of SPACEHAB, Incorporated and subsidiaries (the Company) as of June 30, 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPACEHAB, Incorporated and subsidiaries as of June 30, 2003 and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective July 1, 2002.

/s/ Ernst & Young LLP

McLean, Virginia
August 20, 2003

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$506	$1,301
Restricted cash	430	—
Short-term investments	5,037	14,047
Restricted short-term investments	1,604	—
Accounts receivable, net	7,878	6,780
Prepaid expenses and other current assets	495	343

Total current assets	15,950	22,471

Property and equipment
Flight assets	64,476	63,970
Module improvements in progress	913	305
Payload processing facilities	45,895	46,026
Furniture, fixtures, equipment and leasehold improvements	18,071	22,088

	129,355	132,389
Less accumulated depreciation and amortization	(49,755)	(48,700)

Property and equipment, net	79,600	83,689

Goodwill, net	—	8,274
Investment in Guignè, net	—	1,800
Deferred financing costs, net	1,163	2,182
Other assets, net	3,212	2,940

Total assets	$99,925	$121,356

Liabilities and Stockholders’ Equity
Current liabilities
Revolving loan payable	$1,445	$—
Convertible notes payable to shareholder, current portion	—	2,004
Mortgage loan payable, current portion	1,946	2,218
Accounts payable	2,424	3,231
Accounts payable - EADS	3,262	7,824
Accrued interest	1,108	1,365
Accrued expenses	3,600	2,687
Accrued subcontracting services	2,176	522
Deferred revenue, current portion	6,340	7,370

Total current liabilities	22,301	27,221

Accrued contract costs and other	372	255
Deferred revenue, net of current portion	900	8,734
Mortgage loan payable, net of current portion	3,692	16,806
Convertible subordinated notes payable	63,250	63,250

Total liabilities	90,515	116,266

Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value, convertible, authorized 2,500,000 shares, issued and outstanding 1,333,334 shares, (liquidation preference of $12,000)	11,892	11,892
Common stock, no par value, 30,000,000 shares authorized 12,688,062 and 12,484,779 shares issued, respectively	83,751	83,446
Treasury stock, 116,100 and 109,800 shares, respectively, at cost	(117)	(111)
Additional paid-in capital	16	16
Accumulated other comprehensive loss	—	(1,946)
Accumulated deficit	(86,132)	(88,207)

Total stockholders’ equity	9,410	5,090

Total liabilities and stockholders’ equity	$99,925	$121,356

See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year ended June 30, 2004	Year ended June 30, 2003	Year ended June 30, 2002
Revenue	$77,606	$94,963	$102,773

Costs of revenue	45,678	78,791	81,767

Gross profit	31,928	16,172	21,006

Operating expenses
Selling, general and administrative	10,908	13,098	18,737
Loss on subleases	—	—	770
Research and development	223	118	383
Nonrecurring charge, loss of Research Double Module	—	50,268	—
Goodwill impairment	8,274	11,925	—
Asset impairment charge	1,800	16,143	—

Total operating expenses	21,205	91,552	19,890

Income (loss) from operations	10,723	(75,380)	1,116

Interest expense, net of capitalized interest	(8,237)	(7,243)	(6,683)
Interest and other income (expense), net	95	(9)	1,150

Income (loss) before income taxes	2,581	(82,632)	(4,417)

Income tax expense (benefit)	506	(857)	(2,050)

Net income (loss)	$2,075	$(81,775)	$(2,367)

Net income (loss) per share - basic	$0.17	$(6.66)	$(0.20)
Shares used in computing net income (loss) per share – basic	12,450,320	12,285,467	11,884,309

Net income (loss) per share - diluted	$0.15	$(6.66)	$(0.20)
Shares used in computing net income (loss) per share – diluted	14,141,949	12,285,467	11,884,309

See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of

Stockholders’ Equity and Comprehensive Income (Loss)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Treasury Stock Amount	Add’l. Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2001	1,333,334	$11,892	11,528,145	$82,513	$—	$16	$—	$(4,065)	$90,356

Common stock issued under bonus plan	—	—	224,635	350	—	—	—	—	350
Common stock issued under employee stock purchase plan	—	—	401,685	341	—	—	—	—	341
Accumulated other comprehensive loss	—	—	—	—	—	—	(1,010)	—	(1,010)
Net loss	—	—	—	—	—	—	—	(2,367)	(2,367)

Total comprehensive loss									(3,377)

Balance at June 30, 2002	1,333,334	$11,892	12,154,465	$83,204	$—	$16	$(1,010)	$(6,432)	$87,670

Common stock issued under employee stock purchase plan	—	—	230,314	152	—	—	—	—	152
Common stock issued under settlement	—	—	100,000	90	—	—	—	—	90
Treasury stock purchased, 109,800 shares	—	—	—	—	(111)	—	—	—	(111)
Accumulated other comprehensive loss	—	—	—	—	—	—	(936)	—	(936)
Net loss	—	—	—	—	—	—	—	(81,775)	(81,775)

Total comprehensive loss									(82,711)

Balance at June 30, 2003	1,333,334	$11,892	12,484,779	$83,446	$(111)	$16	$(1,946)	$(88,207)	$5,090

Common stock options exercised	—	—	133,246	225	—	—	—	—	225
Common stock issued under employee stock purchase plan	—	—	70,037	80	—	—	—	—	80
Treasury stock purchased, 6,300 shares	—	—	—	—	(6)	—	—	—	(6)
Accumulated other comprehensive income	—	—	—	—	—	—	1,946	—	1,946
Net income	—	—	—	—	—	—	—	2,075	2,075

Total comprehensive income									4,021

Balance at June 30, 2004	1,333,334	$11,892	12,688,062	$83,751	$(117)	$16	$—	$(86,132)	$9,410

See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended June 30, 2004	Year ended June 30, 2003	Year ended June 30, 2002
Cash flows from operating activities
Net income (loss)	$2,075	$(81,775)	$(2,367)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Nonrecurring charge, loss of Research Double Module	—	50,268	—
Goodwill impairment	8,274	11,925	—
Asset impairment charge	1,800	16,143	—
Proceeds from insurance	—	17,667	—
(Gain) loss on sale and write-offs of property and equipment	615	—	(1,096)
Loss on subleases	—	—	770
Depreciation and amortization, including deferred debt issuance costs	5,883	9,385	13,414
Write-off of debt placement fees	567	—	—
Loss on interest rate swap	(613)	—	—
Other	—	(146)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,098)	7,022	4,211
(Increase) decrease in prepaid expenses and other current assets	(152)	120	917
Increase in other assets	(272)	(21)	(691)
(Decrease) increase in accounts payable, accrued expenses, and accrued interest	(4,596)	574	(6,135)
Increase (decrease) in accrued subcontracting services	1,654	(2,521)	831
Decrease in deferred revenue	(8,864)	(8,861)	(1,262)

Net cash provided by operating activities	5,273	19,780	8,592

Cash flows from investing activities
Payments for flight assets under construction	(609)	(161)	(2,600)
Payments for building under construction and leasehold improvements	(71)	(1,003)	(15,409)
Purchases of property and equipment	(1,410)	(294)	(983)
Investments in restricted cash	(430)	—	—
Sale of Vertical Cargo Carrier	—	—	4,400
Proceeds from state grant	—	750	—
Proceeds from sale of property and equipment	133	125	1,425
Sale (purchase) of short-term investments	7,406	(14,047)	—

Net cash provided by (used in) investing activities	5,019	(14,630)	(13,167)

Cash flows from financing activities
Payments of note payable to insurers	—	—	(333)
Net borrowings (repayments) under revolving loan payable	1,445	(2,150)	(4,600)
Payments of note payable	—	(218)	(4,047)
Payments of note payable to shareholder	(2,004)	(1,862)	(3,994)
Proceeds from sale of minority interest in SMI	—	—	750
Purchase of minority interest	—	(315)	—
Proceeds from mortgage loan	—	—	20,000
Payment of interest rate swap	(1,333)	—	—
Payment of mortgage loan	(9,494)	(2,039)	(882)
Purchase of treasury stock	(6)	(111)	—
Proceeds from issuance of common stock, net of expenses	305	152	341

Net cash (used in) provided by financing activities	(11,087)	(6,543)	7,235

Net increase (decrease) in cash and cash equivalents	(795)	(1,393)	2,660
Cash and cash equivalents at beginning of year	1,301	2,694	34

Cash and cash equivalents at end of year	$506	$1,301	$2,694

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of the Company and Operating Environment

SPACEHAB is a developer and operator of space flight hardware assets, a provider of manned and unmanned payload processing services, and an entrepreneurial force in space commerce applications.

A substantial portion of our revenue has been generated under contracts with the National Aeronautics and Space Administration (“NASA”). The Company’s contracts are subject to periodic funding allocations by NASA. NASA’s funding is dependent on receiving annual appropriations from the U.S. Government. During the years ended June 30, 2004, 2003, and 2002 approximately 54%, 77%, and 81% of the Company’s revenues were generated under U.S. Government contracts, respectively.

The SPACEHAB Flight Services (“SFS”) business unit is continuing operations pending return to flight of the U. S. space shuttle program, supporting four of the next six planned space shuttle missions through the use of our pressurized laboratory and logistics supply modules and integrated cargo carrier (“ICC”) system, which significantly enhances the capabilities of the space shuttle fleet. We are in negotiations with Lockheed Martin Corporation (“Lockheed Martin”) and The Boeing Company (“Boeing”) to finalize contract provisions for these missions and for equitable adjustments for asset maintenance and contracted preparation activities during the period prior to NASA’s return to flight.

Our most recent mission was STS-107 on NASA’s Columbia orbiter, which utilized our research double module (“RDM”). The RDM was lost in the tragic accident (see note 21), and at this time we do not plan to replace this asset. SFS has two additional modules and other flight assets available to support the Company’s current contracts. These modules and assets can also be used to support future NASA requirements.

In January 2004, the Company submitted a detailed claim for recovery of its RDM investment to NASA in the amount of $87.7 million. In June 2004, SPACEHAB mutually agreed with NASA to waive the Agency’s response date of June 24, 2004 on our contract claim for indemnification. The contractually stipulated indemnification is $8.0 million but NASA’s reconciliation of the losses under Federal Acquisition Regulations approximate $47.4 million. In the event an acceptable resolution cannot be reached, SPACEHAB has the right to file for administrative and/or judicial review of its claim for indemnification. We believe we have a basis for recovery of the loss from NASA but there can be no assurance as to the timing or the amount, if any, to be received from the claim. Upon resolution of the claim, any proceeds from NASA would be recorded in the period in which the claim is resolved.

The Company’s Astrotech Space Operations (“Astrotech”) subsidiary provides commercial satellite launch processing services and payload processing facilities in the U.S. These services are offered at the Astrotech facilities in Titusville, Florida and Vandenberg Air Force Base in California, and are provided on a fixed-price basis. Additionally, Astrotech supplies payload processing and facilities maintenance support services to Sea Launch Company, LLC for its Sea Launch program at the Home Port facilities in Long Beach, California.

Future growth of Astrotech’s business base is linked to the prospects for new commercial satellite manufacturing orders and an increased market-share in the government satellite processing sector. Activity in the commercial market fell sharply in 2000 as telecom and Internet-related investments plunged, but independent observers expect a rebound ahead in the telecommunications market. Experts point to the aging of existing commercial geostationary communications satellites – up to 100 of which will reach the end of their service lives in the next five years – increased bandwidth demands from the U.S. Department of Defense, and an increasing market for satellite-based broadband services.

Our SPACEHAB Government Services subsidiary manages projects in need of comprehensive engineering solutions and provides unique capabilities such as specialty engineering, hardware design and development, and configuration and data management. SPACEHAB Government Services (“SGS”) also designs and fabricates space flight hardware. We continuously review and seek new business opportunities with NASA, either through current contract expansion or teaming with other aerospace companies on new contract bid initiatives.

A majority-owned subsidiary of SPACEHAB, Space Media, Inc., is a provider for the space enthusiast. From outfitting a comprehensive space exhibit, to providing astronaut product endorsements, Space Media, Inc. (“SMI”) brings space down to Earth. Formed in April 2000, SMI has access to myriad engineers, marketing and industry professionals, and aerospace subcontractors, all prepared to apply their knowledge and expertise to support various space-related needs. The retail business of SMI continues to maintain steady sales and is exploring new market opportunities.

In fiscal year 2000, SPACEHAB began design and construction of a commercial space station habitat module, in partnership with RSC Energia of Korolev, Russia. Named Enterprise, this multipurpose module was intended to be attached to the International Space Station (“ISS”) for habitation, laboratory, and stowage space; communications; power; and other utilities. In evaluating our investment in Enterprise in June 2003, the Company identified significant uncertainties in new human space flight programs. We ceased funding development and were unable to determine if or when this investment would be recovered. Therefore, we wrote down the full investment of $8.2 million as of June 30, 2003.

We believe that NASA, as well as future space shuttle and ISS programs will continue to be funded and supported by the U.S. Government. Furthermore, we believe that it is highly unlikely that any decision to discontinue these programs would be made during the next twelve months. However, the Company is subject to risks and uncertainties. We continue to focus efforts on improving the overall liquidity of the Company through identifying new business opportunities within the areas of our core competencies, reducing operating expenses and limiting cash commitments for future capital investments and new asset development.

The Company’s cash and short-term investments are approximately $7.6 million as of June 30, 2004, which includes $2.0 million of restricted cash and short-term investments. We believe the Company has sufficient liquidity to fund ongoing operations for at least the next fiscal year and expect to utilize existing cash and any potential payment from NASA to support strategies for new business initiatives and reduce debt service requirements. However, under certain scenarios the Company could be facing liquidity concerns after that point in time.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of SPACEHAB, Incorporated and its wholly-owned and majority-owned subsidiaries: Astrotech Space Operations (“ASO”), SGS, and SMI. All significant intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are primarily made up of money market investments and overnight repurchase agreements recorded at cost, which approximate market value.

Investments

The Company accounts for investments in accordance with Statements of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In fiscal year 2003 we began investing the insurance proceeds from the RDM loss in certain debt securities, primarily U.S. government and government agency securities. The Company designated all of its investments as of June 30, 2004, and 2003 to be available for sale and has classified these as current based on their intent to use these securities in operations during fiscal year 2005.

For the years ended June 30, 2002, 2003, and 2004, interest income was immaterial. Interest income is recorded as a component of other income (expense).

Available-for-sale securities are recorded at fair value on the balance sheet, with the change in fair value during the period excluded from earnings and recorded as a component of other comprehensive income. As of June 30, 2004 and 2003, the fair market value of these securities approximated cost. Maturities of the debt securities held by the Company range from April 13, 2005 to September 29, 2006. For securities sold during 2004 and 2003, the Company had no gross realized gains or losses.

Property and Equipment

Property and equipment are stated at cost. All furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets, which is generally five years. The Company’s payload processing facilities are depreciated using the straight-line method over their estimated useful lives ranging from sixteen to forty-three years.

Effective January 1, 2002, the Company extended the estimated useful lives of its space flight assets, which is a component of property and equipment, through June 30, 2016. This change in accounting estimate is treated prospectively and is based on current available space-related programs and activities which extend the expected life of the ISS and space shuttles from 2012 through at least 2016.

Leasehold improvements are amortized over the shorter of the useful life of the building or the term of the lease. Repairs and maintenance are expensed when incurred.

Goodwill

The excess of the cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations accounted for as a purchase has been assigned to goodwill. Goodwill was previously amortized on a straight-line basis over five to twenty-five years.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under these standards, goodwill is no longer amortized but is subject to annual impairment tests in accordance with SFAS 142. Intangible assets that are not determined to have indefinite lives will continue to be amortized over their useful lives. The Company adopted these standards effective July 1, 2002.

Goodwill is related to the acquisition of Astrotech on February 12, 1997, SGS on July 1, 1998, and The Space Store on June 28, 2000, the retail operations of Space Media, Inc. The Company is required to analyze goodwill at least annually for impairment issues. Should an indicator of impairment occur earlier than the annual analysis date, the Company will analyze the goodwill of the affected business unit at that time (see note 20). As of June 30, 2004, all goodwill has been written off.

The Company’s results of operations prior to fiscal year 2003 do not reflect the provisions of SFAS No. 142. A reconciliation of previously reported net loss adjusted for the exclusion of goodwill amortization, net of tax, is as follows (in thousands, except per share data):

	Year Ended June 30,
	2004	2003	2002
Net income (loss) as reported	$2,075	$(81,775)	$(2,367)
Add back goodwill amortization, net of tax	—	—	1,053

Adjusted net income (loss)	2,075	(81,775)	(1,314)
Basic net income (loss) per share as reported	0.17	(6.66)	(0.20)
Goodwill amortization, net of tax	—	—	0.09

Adjusted basic income (loss) per share	0.17	(6.66)	(0.11)

Investments in Affiliates

We use the equity method of accounting for our investments in, and earnings of, investees in which we exert significant influence. In accordance with the equity method of accounting, the carrying amount of such an investment is initially recorded at cost and is increased to reflect the Company’s share of the investor’s income and is reduced to reflect the Company’s share of the investor’s losses. Investments in which the Company has less than 20% ownership and no significant influence are accounted for under the cost method and are carried at cost (see note 17).

Impairment of Long- Lived Assets

We account for long-lived assets in accordance with the provisions SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets (see note 22). Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Stock-Based Compensation

We account for stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25 (“APB Opinion 25”), “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for options to purchase SPACEHAB Common Stock (“Common Stock”) granted to employees is measured as the excess, if any, of the fair value of Common Stock at the date of the grant over the exercise price an employee must pay to acquire the Common Stock. We have adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-based Compensation - Transition and Disclosure – an Amendment of SFAS No. 123.”

The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, as all options have been granted at exercise prices equal to the fair market value as of the date of grant, no compensation cost has been recognized under these plans in the accompanying consolidated financial statements. Had compensation cost been determined consistent with SFAS No. 123, our net income (loss) and net income (loss) per common share would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

	Year Ended June 30,
	2004	2003	2002
Net income (loss), as reported	$2,075	$(81,775)	$(2,367)

Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(296)	(573)	(973)

Pro forma net income (loss)	$1,779	$(82,348)	$(3,340)

Earnings (loss) per share:
Basic - as reported	$0.17	$(6.66)	$(0.20)
Diluted - as reported	$0.15	$(6.66)	$(0.20)

Basic - pro forma	$0.14	$(6.70)	$(0.28)
Diluted - pro forma	$0.13	$(6.70)	$(0.28)

The fair value of each option granted and each employee stock purchase right is estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants:

	2004	2003	2002
Expected Dividend Yield	0%	0%	0%
Expected Volatility	1.00	.50	.50
Risk-Free Interest Rates	3.84%	5.63%	3.88%
Expected Option Life (in years)	7	7	7

The effects of compensation cost as determined under SFAS No. 123 on pro forma net income (loss) in years ended June 30, 2004, 2003, and 2002 may not be representative of the effects on pro forma net income (loss) in future periods.

Revenue Recognition

SPACEHAB recognizes revenue employing several generally accepted revenue recognition methodologies across its business segments. The methodology used is based on contract type and the manner in which products and services are provided. Revenue generated under existing SFS contracts and for all other contract awards for which the capability to successfully complete the contract can be reasonably assured and costs at completion can be reliably estimated at contract inception, is recognized under the percentage-of-completion method based on costs incurred over the period of the contract. Revenue provided by SGS is primarily derived from cost-plus award fee contracts, whereby revenue is recognized to the extent of reimbursable costs incurred plus award fee. Award fees which provide earnings based on the Company’s contract performance, as determined by NASA evaluations, are recorded when the amounts are probable and can be reasonably estimated. Changes in estimated costs to complete and provisions for contract losses and estimated amounts recognized as award fees are recognized in the period they become known. Revenue generated by Astrotech’s payload processing services is recognized ratably over the occupancy period of the satellite while in the Astrotech facilities. For the multi-year contract with Lockheed Martin, revenue is billed and recognized on a quarterly basis for costs incurred. SMI recognizes revenue as merchandise is sold to customers.

Deferred Revenue

Deferred revenue represents amounts collected from customers for projects, products, or services to be provided at a future date. Deferred revenue is shown on the balance sheet as either a short-term or long-term liability, depending on when the service or product is to be provided.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

We recognize income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes all common stock options and other common stock equivalents that potentially may be issued as a result of conversion privileges, including the convertible subordinated notes payable and convertible preferred stock. See note 13.

Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Derivatives

The Company accounts for derivatives pursuant to SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. We use cash flow hedges whereas changes in the fair value of derivative instruments are recognized periodically in shareholders’ equity (as a component of accumulated other comprehensive income (loss).

Reclassification

Certain 2003 and 2002 amounts have been reclassified to conform with the 2004 consolidated financial statement presentation.

(3)	Statements of Cash Flows – Supplemental Information

Cash paid for interest costs was approximately $7.2 million, $6.7 million, and $7.3 million for the years ended June 30, 2004, 2003, and 2002, respectively. The Company capitalized interest of approximately $1.3 million for the year ended June 30, 2002 related to the module improvements and a building in progress. No interest was capitalized in fiscal years 2003 and 2004. In fiscal year 2004, we paid approximately $1.3 million to terminate our swap arrangement that related to our bank financing of our spacecraft processing facility expansion project in Titusville, Florida.

The Company paid income taxes of $0.4 million for year ended June 30, 2004 and no income taxes for the years ended June 30, 2003 and 2002.

Depreciation and amortization in the statements of cash flows includes approximately $0.5 million, $0.5 million, and $0.7 million related to the amortization of deferred debt issuance costs in 2004, 2003, and 2002, respectively.

(4)	Accounts Receivable

At June 30, 2004 and 2003, accounts receivable consisted of the following (in thousands):

	2004	2003
U.S. government contracts:
Billed	$5,450	$3,681
Unbilled:
Indirect costs incurred and charged to cost-plus-fee contracts in excess of provisional billing rates	666	836

Revenues in excess of milestone and time-based billings	818	215

Total U.S. government contracts	6,934	4,732

Commercial contracts:
Billed	628	1,421
Unbilled	975	903
Allowances	(659)	(276)

Total commercial contracts	944	2,048

Total accounts receivable	$7,878	$6,780

The Company anticipates collecting all receivables within one year.

The accuracy and appropriateness of the Company’s direct and indirect costs and expenses under its government contracts, and therefore its accounts receivable recorded pursuant to such contracts, are subject to extensive regulation and audit by the U.S. Defense Contract Audit Agency or by other appropriate agencies of the U.S. Government. Such agencies have the right to challenge our cost estimates or allocations with respect to any government contract. Additionally, a substantial portion of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies. In the opinion of management, any adjustments likely to result from inquiries or audits of its contracts would not have a material adverse impact on our financial condition or results of operations.

(5)	Convertible Notes Payable to Shareholder

On November 15, 2001 the Company entered into an agreement with Alenia Spazio S.P.A. to restructure the terms of its $11.9 million principal amount of debt. The final payment under the agreement was made simultaneously with the delivery of the cancelled note and the release of the collateral in the three months ended March 31, 2004.

(6)	Other Debt

Revolving Loan Payable

In August 2002, we entered into a $5.0 million line of credit with a new financial institution. This credit facility replaced the previous credit facility which was repaid and expired subsequent to the year ended June 30, 2002. The term of this credit facility is through June 2005. Financial covenants under this credit facility originally included, but were not limited to, leverage ratio and liquidity ratio. In September 2003, the credit agreement was amended to remove the financial covenants exclusive of the limitation on capital expenditures and add a covenant requiring a pledge of investments of 111% of the outstanding balance shown under the facility. In June 2004, the credit agreement was amended again to remove the financial covenant on capital expenditures. As of June 30, 2004, the amount drawn on this line of credit was $1.4 million. The revolving feature of the agreement applies cash receipts immediately to the outstanding balance, if any. The weighted average interest rate for the years ended June 30, 2004 and 2003 was 5.94% and 5.25%, respectively. The terms of the agreement are prime plus one percent interest on borrowed funds and twenty-five basis points on unused funds.

Mortgage Loan Payable

On August 30, 2001, our Astrotech subsidiary completed a $20.0 million financing of its Spacecraft Processing Facility (“SPF”) expansion project in Titusville, Florida with a financial institution. The proceeds of this financing were used to complete the construction of the SPF and supporting infrastructure. The loan was collateralized primarily by the multi-year payload processing contracts with Boeing and Lockheed Martin and by the building. The net book value of the building as of June 30, 2004 was $32.9 million. Interest accrued on the outstanding principal balance is at a LIBOR-based rate, adjustable quarterly. The loan was scheduled to mature on January 15, 2011. The loan was converted from a construction loan to a term loan on December 31, 2001. Amortization of loan principal began on January 15, 2002 on a quarterly basis through the loan maturity date.

On October 1, 2003, Astrotech was notified by Boeing that it was exercising its termination rights with regards to its financial guarantees under the contract agreement with Astrotech for payload processing support services for the Delta launch vehicle program. Boeing indicated that the decision to terminate its guarantees for future Astrotech services was based on the downturn of the commercial expendable launch market rather than performance related considerations. Astrotech was in full compliance with the contract terms at the time of the termination. Under the contract provision related to termination of its financial guarantees, Boeing paid Astrotech $17.5 million representing consideration of future contract payments previously used to collateralize the obligation. On December 31, 2003, the Company repaid $9.5 million of principal on the debt.

In conjunction with the original financing, a swap agreement was required to be entered into to provide for a fixed rate of interest under the loan commitment beginning January 15, 2002. The fixed rate of interest on the outstanding principal balance was 5.62% plus 225 basis points. The objective of the swap was to eliminate the variability of cash flows in the interest payments for the total amount of the variable rate debt, the sole source of which are changes in the USD-LIBOR-BBA interest rate. Due to the repayment of the Boeing portion of this debt and the subsequent amendment of the loan agreement, the swap was no longer effective as a hedge. The unrealized loss in other comprehensive loss for the portion of the debt that was repaid in December 2003 was recorded as interest expense in the period ended December 31, 2003 in the amount of $0.8 million. The Company recognized interest expense of $0.4 million for the unamortized debt placement costs related to the debt repayment in the period ended December 31, 2003. We recognized as additional interest expense, the unamortized debt placement costs of $0.2 million and the balance of the deferred loss on the swap in other comprehensive loss of $0.5 million in the third quarter of the fiscal year 2004 in connection with the amendment of the loan agreement.

The loan agreement was amended on January 29, 2004, whereby the maturity date was shortened to January 2007, the interest rate was fixed at 5.5% and the hedge requirement was eliminated. For the fiscal year ended June 30, 2004, approximately $11.4 million of principal was repaid and the outstanding balance is $5.6 million as of June 30, 2004.

Convertible Subordinated Notes Payable

In October 1997, the Company completed a private placement offering for $63.3 million of aggregate principal of unsecured 8% Convertible Subordinated Notes due October 2007. Interest is payable semi-annually. The notes are convertible into the Common Stock of the Company at a rate of $13.625 per share. This offering provided us with net proceeds of approximately $59.9 million that were used for capital expenditures associated with the development and construction of space related assets and for other general corporate purposes.

The Company’s debt repayments are due as follows (in thousands):

	Balance 6/30/2004	FY05	FY06	FY07	FY08	FY09	Thereafter
Mortgage Loan Payable	$5,638	$1,946	$2,057	$1,635	$—	$—	$—
Revolving Loan Payable	1,445	1,445	—	—	—	—	—
Convertible Subordinated Notes Payable	63,250	—	—	—	63,250	—	—

	$70,333	$3,391	$2,057	$1,635	$63,250	$—	$—

(7)	Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of certain of the Company’s financial instruments as of June 30, 2004 and 2003 in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (in thousands):

	June 30, 2004		June 30, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible notes payable to shareholder	$—	$—	$2,004	$2,004
Loan payable under credit facility	1,445	1,445	—	—
Mortgage loan payable	5,638	5,638	19,024	19,024
Convertible subordinated notes payable	63,250	53,763	63,250	38,266

The fair value of the Company’s long-term debt is based on quoted market prices or is estimated based on the current rates offered to us for debt of similar remaining maturities and other terms. The carrying amounts of cash and cash equivalents, investments, accounts receivable, accounts payable and accrued expenses approximate their fair market value because of the relatively short duration of these instruments.

(8)	NASA Contracts

Research and Logistics Mission Support Contract

On December 21, 1997, the Company entered into the Research and Logistics Mission Support (“ReALMS”) contract to provide to NASA its flight modules and related integration services. This contract provided NASA the use of the flight modules for both science and logistics missions. This contract was subsequently amended whereby the contract value was increased to $241.5 million and the number of missions was increased to nine. The final value of the ReALMS contract is $214.3 million.

During the years ended June 30, 2004, 2003, and 2002, the Company recognized $24.9 million, $37.0 million and $43.0 million of revenue, respectively, under this contract. Beginning in February 2004, and under NASA’s new consolidated ISS contracts structure, we will provide services to NASA (similar to the services provided under the ReALMS contract) under subcontract to NASA’s Cargo Mission Contract (“CMC”) contractor, Lockheed Martin. SFS is currently under letter contract with Lockheed Martin for unpressurized pallet and pressurized module services supporting STS-121 ICC and STS-116 and STS-118 (module and ICC) through July 2004. Final contract negotiations are expected to be completed in September 2004.

SFS’s contract with the prime ISS contractor, Boeing, for the STS-114 mission carrying the deployable ICC, was not affected by the ISS contract consolidation restructure and continues as before during this period of the space shuttle stand-down. STS-114 will be the first mission flown by NASA following the Columbia tragedy and is expected to launch no sooner than March 2005.

Additionally, during the space shuttle stand-down period, SFS is providing cargo shipment coordination services to NASA for all U.S. cargo shipped to the ISS via the Russian Progress space vehicle. These services are provided under contract to Lockheed Martin, the CMC contractor to NASA.

Flight Crew Systems Development Contract

In prior fiscal years, SGS primarily operated under the Flight Crew System Development contract which was a $399.1 million multi-task cost-plus award and incentive fee contract. The contract commenced in May 1993 and concluded in April 2003. Portions of the contract were under two different recompetitions and those portions were awarded to another bidder and transitioned to that successful bidder in April 2003 and November 2003. One of the original seven contract tasks remained under a new contract with SGS. That contract was the ISS Configuration Management contract that was completed on December 31, 2003. The configuration management task was consolidated within the Program Integration and Control (“PI&C”) contract of which ARES Corporation was the successful bidder. SGS is a major subcontractor to ARES providing configuration management and data integration services.

Astrotech’s NASA Contracts

During fiscal year 2004, Astrotech started direct satellite processing support for NASA. Astrotech has two missions under contract and is working with NASA on an Indefinite Delivery Indefinite Quantity (“IDIQ”) format for future missions.

(9)	Stockholder Rights Plan

On March 26, 1999, the Board of Directors adopted a Stockholder Rights Plan designed to deter coercive takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company’s stockholders. The stockholder rights plan was amended and restated in February 2004. A dividend of one preferred share purchase right (a “Right”) was declared on every share of Common Stock outstanding on April 9, 1999. Each Right under the plan entitles the holder to buy one one-thousandth of a share of a new series of junior participating preferred stock for $35. If any person or group becomes the beneficial owner of 20% or more of Common Stock (with certain limited exceptions), then each Right (not owned by the 20% stockholder) will then entitle its holder to purchase, at the Right’s then current exercise price, common shares having a market value of twice the exercise price. In addition, if after any person has become a 20% stockholder, and is involved in a merger or other business combination transaction with another person, each Right will entitle its holder (other than the 20% stockholder) to purchase, at the Right’s then current exercise price, common shares of the acquiring company having a value of twice the Right’s then current exercise price. The Rights were granted to each shareholder of record on April 9, 1999. At any time before a person or group acquires a 20% position, the Company generally will be entitled to redeem the Rights at a redemption price of $0.01 per Right. The Rights will expire on April 9, 2009.

(10)	Convertible Preferred Stock

On August 2, 1999, EADS (formerly Astrium GmbH), a related party and shareholder, purchased an additional $12.0 million equity interest in SPACEHAB representing 1,333,334 shares of Series B Senior Convertible Preferred Stock. Under the agreement, EADS purchased all of SPACEHAB’s 975,000 authorized and unissued shares of preferred stock. At the annual stockholders meeting held on October 14, 1999, the shareholders approved the proposal to increase the number of authorized shares of preferred stock to 2,500,000, in order to complete the transaction with EADS allowing them to purchase the additional 358,334 preferred shares. The preferred stock purchase increased EADS’s voting interest in SPACEHAB to approximately 11.5%. The Series B Senior Convertible Preferred Stock is: convertible at the holders’ option on the basis of one share of preferred stock for one share of Common Stock, entitled to vote on an “as converted” basis the equivalent number of shares of Common Stock, and has preference in liquidation, dissolution, or winding up of $9.00 per preferred share. No dividends are payable on the convertible preferred shares.

(11)	Common Stock Options and Stock Purchase Plans

As of June 30, 2004, 2,495,788 shares of Common Stock were reserved for future grants of stock options under the Company’s three stock option plans.

Non-qualified Options

Non-qualified options are granted at the sole discretion of the Board of Directors. Prior to the adoption of the 1994 Stock Incentive Plan (the “1994 Plan”), stock options granted to the Company’s officers and employees were part of their employment contract or offer. The number and price of the options granted were defined in the employment agreements and such options vest incrementally over a period of four years and generally expire within ten years of the date of grant.

The 1994 Plan

Under the terms of the 1994 Plan, the number and price of the options granted to employees is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant.

The Directors’ Stock Option Plan

Each new non-employee director receives a one-time grant of an option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value on the date of grant. In addition, effective as of the date of each annual meeting of the Company’s stockholders, each non-employee director who is elected or continues as a member of the Board of Directors of the Company shall be awarded an option to purchase 5,000 shares of common stock. Options under the Director’s Plan vest after one year and expire seven years from the date of grant.

1997 Employee Stock Purchase Plan

The Company adopted an employee stock purchase plan that permits eligible employees to purchase shares of Common Stock of the Company at prices no less than 85% of the current market price. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 10% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole and fractional shares of Common Stock determined by dividing the contribution account’s balance by the lesser of 85% of the price of a share of Common Stock on the first day of the quarter or the last day of a quarter. The number of shares of Common Stock that may be purchased under the plan is 1,500,000. Through June 30, 2004, employees have purchased 1,071,659 shares under the plan.

Space Media, Inc. Stock Option Plan

During the year ended June 30, 2000, Space Media, Inc., a majority owned subsidiary of the Company, adopted an option plan (“SMI Plan”) for employees, officers, directors and consultants of SMI. Under the terms of the SMI Plan, 1,500,000 shares have been reserved for future grants for which the number and price of the options granted is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. At June 30, 2004 and June 30, 2003, there were 388,750 options issued and outstanding under the SMI Plan at a weighted average exercise price of $1.00. The options vest equally over a four-year period and have a life of 10 years. There were 274,063 options exercisable as of June 30, 2004 and June 30, 2003 with a weighted-average exercise price of $1.00 and a weighted-average remaining contractual life of six and seven years, respectively.

Stock Option Activity Summary

The following table summarizes the Company’s stock option plans, excluding the SMI plan:

	Non-qualified Options		1994 Plan		Directors’ Plan
	Shares Outstanding	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Exercise Price
Outstanding at June 30, 2001	330,266	$13.89	2,652,114	$6.62	315,000	$8.11
Granted	—	—	52,000	2.31	65,000	1.40
Exercised	—	—	—	—	—	—
Forfeited	(316,100)	14.03	(804,882)	6.97	—	—

Outstanding at June 30, 2002	14,166	$10.68	1,899,232	$6.34	380,000	$6.96
Granted	—	—	436,000	0.76	30,000	0.93
Exercised	—	—	—	—	—	—
Forfeited	(10,000)	10.13	(607,107)	6.54	(10,000)	2.58

Outstanding at June 30, 2003	4,166	$12.00	1,728,125	$4.86	400,000	$6.62

Granted	—	—	312,000	1.07	30,000	0.99
Exercised	—	—	(88,246)	2.42	(45,000)	1.26
Forfeited	—	—	(218,548)	5.39	(55,000)	5.81

Outstanding at June 30, 2004	4,166	$12.00	1,733,331	$4.27	330,000	$6.68
Options exercisable at:
June 30, 2002	14,166	$10.68	1,114,160	$7.26	315,000	$8.11
June 30, 2003	4,166	12.00	1,026,840	6.47	370,000	7.08
June 30, 2004	4,166	12.00	1,112,582	5.84	300,000	7.25
Weighted-average fair value (pursuant to FAS 123) at date of grant during the fiscal year ended
June 30, 2002	—	—	52,000	$1.14	65,000	$0.64
June 30, 2003	—	—	436,000	0.36	30,000	0.44
June 30, 2004	—	—	312,000	0.57	30,000	0.44

The following table summarizes information about the Company’s stock options outstanding at June 30, 2004:

	Options outstanding			Options exercisable
Range of exercise prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ .70 – 1.02	513,754	8.46	$0.88	39,004	$0.79
1.06 – 4.125	422,000	6.67	2.77	292,251	3.05
4.750 – 5.125	651,912	4.98	5.00	605,662	5.01
6.625 – 11.75	475,665	1.00	9.93	475,665	9.93
12.00 – 12.00	4,166	0.04	12.00	4,166	12.00

	2,067,497	5.26	$4.67	1,416,748	$6.16

(12)	Income Taxes

The Company accounts for taxes under SFAS No. 109, “Accounting for Income Taxes.” Under SFAS 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse.

The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

	Year Ended June 30,
	2004	2003	2002
Current:
Federal	$455	$(857)	$(2,134)
State and local	51	—	84
Foreign	—	—	—

	506	(857)	(2,050)

Deferred:
Federal	—	—	—
State and local	—	—	—
Foreign	—	—	—

Income tax expense (benefit)	$506	$(857)	$(2,050)

A reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory rate to the income (loss) before income taxes to the actual amount of income tax expense (benefit) recognized follows (in thousands):

	Year Ended June 30,
	2004	2003	2002
Expected expense (benefit)	$878	$(28,095)	$(1,502)
Change in valuation allowance	(3,278)	26,823	(946)
State income taxes	51	(2,832)	(128)
Other, primarily goodwill amortization	2,855	3,247	526

Total	$506	$(857)	$(2,050)

The Company’s deferred tax asset as of June 30, 2004 and 2003 consists of the following (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss carry forwards	$8,340	$18,052
General business credit carry forwards	2,020	2,020
Alternative minimum tax credit carry forwards	748	—
Accrued expenses	717	981
Capitalized start-up and organization costs	1,008	859
Other	221	254

Total gross deferred tax assets	13,054	22,166
Less - valuation allowance	(10,268)	(13,546)

Net deferred tax assets	2,786	8,620

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	2,773	8,413
Other	13	207

Total gross deferred tax liabilities	2,786	8,620

Net deferred tax assets (liabilities)	$—	$—

At June 30, 2004, the Company had accumulated net operating losses of approximately $22.0 million for Federal income tax purposes, which are available to offset future regular taxable income. These operating loss carry forwards expire between the years 2008 and 2023. Utilization of these net operating losses may be subject to limitations in the event of significant changes in stock ownership of the Company.

Additionally, the Company has approximately $2.1 million of research and experimentation and alternative credit carry forwards, respectively, available to offset future regular tax liabilities. The research and experimentation credits expire between the years 2005 and 2007.

In assessing the realizability of its net deferred tax assets, management considers whether it is more likely than not that some portion or all of the net deferred tax assets are realizable. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2004, the Company provided a full valuation allowance of approximately $10.3 million against its net deferred tax assets.

The Company has received approximately $2.8 million in refund claims related to net operating loss carry forwards for alternative minimum taxes paid in prior years.

(13)	Net Income (Loss) Per Share

The following are reconciliations of the denominators of the basic and diluted net income (loss) per share computations for the years ended June 30, 2004, 2003, and 2002. There were no adjustments for the numerators.

	June 30,
	2004	2003	2002
Weighted average outstanding common shares – basic	12,450,320	12,285,467	11,884,309
Common stock equivalents	1,691,629	—	—

Weighted average outstanding common shares - diluted	14,141,949	12,285,467	11,884,309

(14)	Employee Benefit Plan

The Company has a defined contribution retirement plan, which covers substantially all employees and officers. For the years ended June 30, 2004, 2003, and 2002, we have contributed $0.6 million, $1.0 million, and $1.4 million, respectively, to the plan. The Company has the right, but not an obligation, to make additional contributions to the plan in future years at the discretion of the Company’s Board of Directors. The Company has not made any such contributions for the years ended June 30, 2004, 2003, and 2002.

(15)	Commitments

Integration and Operations Contracts

On August 13, 1997, we initiated a letter agreement with Boeing, a major subcontractor for standard integration and operation services to the Company for future missions that were not already provided for under our contract for missions to the Mir Space Station. In August 1998, this letter agreement became a cost plus incentive fee contract whereby Boeing will provide integration and operations services required to successfully complete four research missions (one single module mission and three double module missions) and seven logistics double module missions. Additionally, there were several tasks that were separately priced to yield a contract value of up to $128.9 million. The contract was terminated in April 2004. As of June 30, 2004, $127.1 million has been incurred under this commitment. Minimal trailing termination costs and prior year rate adjustments are the only outstanding costs on this contract.

Consulting Agreement

On June 1, 2004, the Company entered into a consulting agreement with V.J.F. Russian Consulting LTD for:

•	Marketing and promotion of SPACEHAB capabilities and services to RSC Energia, The Russian Federation Space Agency, and other Russian entities involved in the exploration and development of space

•	Supporting and assisting SPACEHAB in the negotiation of service contracts and agreements between Russian entities

•	Providing technical expertise and services in support of SPACEHAB activities, under contracts with Russian entities

Total commitments under the consulting agreement over the next two years are $0.4 million. In fiscal year 2004, $15,000 was paid under this agreement.

Compensation Agreement

The Company has a commitment to Dayna Justiz for additional compensation that can be earned as a result of the agreement dated June 19, 2000. The agreement states that Dayna Justiz can earn up to $375,000 as additional compensation if she meets certain financial goals in the management of The Space Store. The yearly amount is equal to five percent of the Space Store’s “net after-tax operating income” during each fiscal year until such time an aggregate amount of $375,000 has been earned. At this time, we have not recorded a liability for this obligation due to the uncertainty of the obligation being met.

Leases

The Company is obligated under capital leases for equipment and noncancelable operating leases for equipment, office space, storage space, the land for a payload processing facility, and certain flight assets. Future minimum payments under these capital leases and noncancelable operating leases are as follows (in thousands):

Year ending June 30,	Capital Leases	Operating Leases
2005	$67	$4,715
2006	—	1,348
2007	—	761
2008	—	441
2009	—	91
Thereafter	—	2,852

Subtotal	67	10,208

Less: payments due for sublease	—	(2,112)

Total	$67	$8,096

Less: amount representing interest between 9% and 12%	(6)

Present value of net minimum capital lease payments	$61

Rent expense for the years ended June 30, 2004, 2003, and 2002 was approximately $5.7 million, $6.4 million, and $5.0 million, respectively, including lease expense for the ICC and vertical cargo carrier (“VCC”) asset leases of $3.8 million in fiscal year 2004, $3.9 million in fiscal year 2003, and $2.4 million in fiscal year 2002. For fiscal years 2005, 2006, 2007, and 2008, we expect to receive net payments of approximately $0.7 million, $0.7 million, $0.5 million, and $0.2 million, respectively, for subleases. In the year ended June 30, 2002, we recognized $0.8 million of expenses for excess facilities that have been sublet. In the year ended June 30, 2004, we recognized $0.2 million of expenses for excess facilities that have been sublet.

At June 30, 2004, the capitalized lease assets are recorded at $80,976 and the annual amortization is $67,000.

(16)	Segment Information

Based on our organization, we operate in four business segments: SFS, Astrotech, SGS, and SMI. SFS was founded to commercially develop space habitat modules to operate in the cargo bay of the space shuttles. SFS provides access to the modules and integration and operations support services for both NASA and commercial customers. Astrotech provides payload processing facilities and services to serve the satellite manufacturing and launch services industry. SGS is primarily engaged in providing engineering services and products to the Federal government including NASA. SMI was established in April 2000, to develop space-themed commercial business activities.

On April 3, 2003, the Company changed the name of its Johnson Engineering Corporation (“JE”) subsidiary to SPACEHAB Government Services, Incorporated, to more appropriately reflect the subsidiary’s strategic direction of operating in the government business section. As part of the realignment of our operating units, the Strategic Programs operating unit, which was included in the Other segment, was moved into SGS in the fourth quarter of our fiscal year ending June 30, 2003. In the fourth quarter of our fiscal year ending June 30, 2004, the Other segment represents corporate selling, general and administrative expenses. Segment amounts have been restated based on the revised reporting structure.

The Company’s chief operating decision maker utilizes both revenue and income (loss) before income taxes, in assessing performance and making overall operating decisions and resource allocations. The Other segment represents corporate selling, general and administrative expenses and interest expense for the Company. In fiscal year 2002, the Other segment also includes bid and proposal costs for a proposal in Huntsville, Alabama. In fiscal years 2004 and 2003 there were no costs for the Huntsville location due to closing the office in Huntsville.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (note 2). Information about the Company’s segments is as follows (in thousands):

Year Ended June 30, 2004:	Revenue	Income (loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SPACEHAB Flight Services	$38,384	$8,872	$32,188	$2,750
SPACEHAB Government Services	10,229	(5,387)	104	65
Astrotech	28,258	17,486	46,976	2,045
Space Media	735	(74)	—	—
Other	—	(18,316)	332	571

	$77,606	$2,581	$79,600	$5,431

Year Ended June 30, 2003:	Revenue	Income (loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SPACEHAB Flight Services	$46,757	$(51,414)	$34,160	$5,501
SPACEHAB Government Services	34,742	(9,996)	262	745
Astrotech	12,410	4,533	48,372	1,892
Space Media	1,054	(313)	—	332
Other	—	(25,442)	895	454

	$94,963	$(82,632)	$83,689	$8,924

Year ended June 30, 2002:	Revenue	Income (loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SPACEHAB Flight Services	$51,366	$12,888	$120,031	$8,418
SPACEHAB Government Services	40,785	2,016	1,553	1,633
Astrotech	9,936	3,752	50,074	1,266
Space Media	678	(1,587)	71	293
Other	8	(21,486)	4,122	1,074

	$102,773	$(4,417)	$175,851	$12,684

Foreign revenue for the years ended June 30, 2004, 2003, and 2002 was approximately $2.8 million, $9.5 million, and $5.9 million, respectively. The foreign revenue is mainly generated in China and Japan. Domestic revenue for the years ended June 30, 2004, 2003, and 2002 was approximately $74.8 million, $85.4 million, and $96.8 million, respectively.

(17)	Investment in Guignè

During June 1998, the Company entered into a joint venture agreement with Guignè Technologies Limited (“GTL”), a Canadian Company, for the purpose of developing, fabricating, marketing and selling of Space-DRUMS services, a containerless processing facility intended to be deployed on the ISS. In accordance with the joint venture agreement, the Company contributed, in exchange for a 50% interest in the joint venture, an aggregate of $2.0 million of working capital through December 1999. Our contributions were made in the form of an unsecured non-interest bearing note.

The joint venture agreement contained an option whereby we could exchange our interest in the joint venture and the $2.0 million note for a common equity interest in Guignè Inc. (“GI”), the ultimate parent of GTL. In December 1999 the Company notified GI of its intention to exercise its option, which resulted in us obtaining a 15% common equity interest in GI. The Company accounts for its investment in GI under the cost method. During the quarter ended December 31, 1999, at the time of our exercise of the option, we recognized a $0.2 million impairment against our investment in GI based on our estimate of the fair value of GI. During the quarter ended December 31, 2003, the Company recognized a $1.8 million impairment against its investment in GI due to Guignè experiencing an adverse financial event that, in the opinion of management, impairs the value of SPACEHAB’s investment.

(18)	Asset Sales

On November 30, 2000, EADS entered into an agreement with the Company to purchase our ICC and VCC flight assets. The total purchase price of $15.4 million is comprised of both cash and services payments. The transaction occurred in two phases. The first phase was for the purchase of the ICC assets and the second phase was for the purchase of the VCC assets. Phase one of the transactions was completed in the three months ended March 31, 2001. Phase two was completed in June 30, 2002. The sale was approximately at book value and the Company recognized a minimal loss. We have entered into an agreement with EADS to lease these assets for a period of four years with two additional four-year options.

On August 2, 2001, SPACEHAB’s Astrotech subsidiary sold the assets of its Oriole Sounding Rocket program and related property for approximately $1.2 million to DTI Associates of Arlington, Virginia. The sale turned over all physical and intellectual property assets of Astrotech’s Sounding Rocket program, including the design of the Oriole Rocket, except for those assets required for Astrotech to fulfill the terms of an agreement with an existing customer. The terms of the sale were as follows: an initial cash payment at closing, five equal monthly payments beginning September 2001, and a promissory note of $655,000 bearing interest and secured by the Astrotech Sounding Rocket Program intellectual property and due July 26, 2002. Astrotech recognized a gain of approximately $1.1 million on the sale in the quarter ended September 30, 2002. All payments due under the arrangement have been received by Astrotech.

(19)	Minority Investment in Consolidated Subsidiary

Pursuant to agreements entered into as of September 27, 2001, eScottVentures II, LLC (“ESV”), of Melbourne, Florida, purchased 5,914,826 newly issued shares of SMI’s Series A redeemable, convertible preferred stock for $750,000. On June 21, 2002 ESV filed Case Number 1:02CV01236 in the U.S. District Court for the District of Columbia against Space Media, Inc., SPACEHAB, Inc., Shelley A. Harrison and Julia A. Pulzone (collectively, “Defendants”). This suit, relating to ESV’s investment in SMI, sought rescission of the stock purchase agreement and return of its $750,000 investment, plus unspecified expenses, consequential damages exemplary and punitive damages, prejudgment interest, and costs and disbursements, including attorney and expert fees. The Defendants and ESV settled the suit through mediation. A stipulation and order of dismissal was filed with the Court by the parties on January 22, 2003, following the payment of cash and issuance of restricted shares of SPACEHAB’s Common Stock to ESV. ESV is no longer a shareholder of SMI.

(20)	Goodwill Impairment

On November 5, 2003, NASA notified the Company that it was not awarded the ISS Mission Integration contract for which a proposal was submitted. Additionally, the Boeing team’s bid for the CMC with NASA, of which SGS was a subcontractor, was not selected for contract award. As the result of these events, we performed a goodwill impairment test at SGS in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” The impairment test indicated an impairment of SGS’s remaining goodwill of approximately $5.7 million, which was recorded in the period ended December 31, 2003. We utilized market valuation techniques to calculate the fair value of SGS.

On October 1, 2003, Astrotech was notified by Boeing that it was exercising its termination rights with regards to its financial guarantees under the contract agreement with Astrotech for payload processing support services for the Delta launch vehicle program. Boeing indicated that the decision to terminate its guarantees for future Astrotech services was based on the downturn of the commercial expendable launch market rather than due to performance related considerations. Astrotech was in full compliance with the contract terms at the time of the termination. The termination of these financial guarantees had a significant impact on Astrotech’s future guaranteed revenue stream. As the result of this event, we performed a goodwill impairment test at Astrotech in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” The impairment test indicated an impairment of Astrotech’s remaining goodwill of approximately $2.5 million which was recorded in the period ended December 31, 2003. We utilized market valuation techniques to calculate the fair value of Astrotech.

As a result of the loss of the recompete of the Flight Crew Systems Development contract, we performed a goodwill impairment test of the goodwill at SGS in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The impairment test indicated an impairment of SGS’s goodwill of approximately $11.9 million, which was recorded in the three months ended March 31, 2003. We utilized discounted cash flows and market valuation techniques to calculate the fair value of SGS.

(21)	Loss of Research Double Module

The Company was under contract with NASA to support the STS-107 mission on its Columbia Orbiter. The mission utilized our RDM flight asset. On February 1, 2003, the RDM was lost in the tragic STS-107 accident. The RDM was partially covered by commercial insurance. The commercial insurance on the module was $17.7 million and the net book value of the RDM was $67.9 million. The Company recorded a nonrecurring charge of approximately $50.3 million in the three months ended March 31, 2003 in the SFS business unit.

In January 2004, the Company submitted a detailed claim for recovery of its RDM investment in the amount of $87.7 million. In June 2004, SPACEHAB mutually agreed with NASA to waive the Agency’s response date of June 24, 2004 on our contract claim for indemnification. The contractually stipulated indemnification is $8.0 million but NASA’s reconciliation of the losses under Federal Acquisition Regulations approximate $47.4 million. In the event an acceptable resolution cannot be reached, SPACEHAB has the right to file for administrative and/or judicial review of its claim for indemnification. We believe we have a basis for recovery of the loss from NASA but there can be no assurance as to the timing or the amount, if any, to be received from the claim. Upon resolution of the claim, any proceeds from NASA would be recorded in the period in which the claim is resolved.

Our insurer, Certain Underwriters at Lloyd’s of London (“Lloyd’s”), on the Space Shuttle Columbia accident paid the full proceeds of $17.7 million to the Company shortly after the accident. Subsequently, Lloyd’s has filed suit against SPACEHAB seeking recovery of the $17.7 million alleging that: (i) such proceeds were paid erroneously primarily due to the fact that NASA had not paid indemnification due to the Company prior to the payment of the insurance proceeds, (ii) the Company and our insurance broker misled Lloyd’s in issuing the policy, and (iii) the Company has not cooperated with Lloyd’s in protecting Lloyd’s right of subrogation. We believe that the Lloyd’s complaint is without merit and while cooperating with Lloyd’s in protecting their interests, have responded accordingly.

(22)	Asset Impairments

The Company conducted an impairment test of certain assets within its SFS business segment in accordance with SFAS No. 144. We recorded a non-cash impairment charge of $0.4 million to write down these assets in the fourth quarter of fiscal year 2004. The impairment was due to the Company closing the Huntsville, Alabama location where our subcontractor, Boeing, was housed.

The Company conducted an impairment test of its work-in-process flight assets in accordance with SFAS No. 144 during fiscal year 2003. The Company recorded a non-cash impairment charge of $16.1 million to write down certain assets under development, primarily Enterprise and the SPACEHAB Universal Communications System, in the SFS segment, that are no longer being funded due to uncertainties in human space flight programs during the three months ended June 30, 2003. The Company utilized projected undiscounted cash flows to conclude the assets were impaired and calculated the fair value based on the net present value of projected cash flows.

(23)	Closing of the Washington, D.C. Office

On October 1, 2003 the Company announced that it would be closing its corporate office in Washington, D.C. by December 31, 2003 and would consolidate those operations into its headquarters in Webster, Texas. We took these actions as part of our continuing efforts to further reduce operating expenses and improve profitability. We have entered into a sublease of the Washington, D.C. facility which is under lease through May 31, 2006, for the remainder of the lease term. The Company has recorded a charge in the amount of $0.3 million for severance and facilities costs as required under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as of December 31, 2003. All amounts were subsequently paid by June 30, 2004 and these were no significant adjustments to the original accrual.

(24)	Related Party Transactions

The Company engaged in certain transactions with directors, executive officers, shareholders, and certain former officers during fiscal year 2004. Following is a description of these transactions:

Orbital Sciences Corporation

The Company provides satellite processing services and other space-related services to Orbital Science Corporation (“Orbital”), an entity providing commercial satellite launch and related aerospace services. Mr. James R. Thompson, a director of the Company, is President and Chief Operating Officer of Orbital. During the years ended June 30, 2004, 2003 and 2002 respectively, Orbital provided revenues to the Company of approximately $0.7 million, $0.1 million and $0.0 million, respectively.

EADS Space Transportation

The Company issued subordinated notes for a portion of the amount due to Alenia Spazio S.p.A. (“Alenia”), a subsidiary of EADS Space Transportation, a shareholder, under a previously completed construction contract for the Company’s flight modules. Dr. Graul is the Executive Vice President for EADS Space Transportation. Under the subordinated notes, Alenia had the right to elect to convert, in whole or part, the remaining principal amount into equity, on terms and conditions to be agreed with the Company.

On November 15, 2001, the Company entered into an agreement with Alenia to restructure the terms of its $11.9 million debt. The terms of the restructuring provided for a $3.0 million payment of principal and interest on December 31, 2001 and quarterly amortization of the remaining principal beginning March 2002 through December 2003. In addition, the interest rate was reduced to 8% effective January 1, 2002. The obligation was collateralized by one of the Company’s flight assets. The Company paid interest of approximately $0.1 million, $0.2 million, and $ 0.6 million during the years ended June 30, 2004, 2003 and 2002, respectively. The Company paid the shareholder subordinated notes in full and received a release of the lien as of December 31, 2003.

EADS provides unpressurized payload and integration efforts to SPACEHAB on a fixed price basis in addition to providing engineering services as required. For the years ended June 30, 2004, 2003 and 2002, EADS’s payload and integration services included in cost of revenue was approximately $6.8 million, $8.5 million and $4.3 million, respectively.

V.J.F. Russian Consulting

On January 30, 2004, the Company entered into a subcontract agreement with V.J.F. Russian Consulting. The president of V.J.F. Russian Consulting, Vladimir Fishel, is a former Vice President of SPACEHAB was receiving severance payments from the Company and working on a part-time employment arrangement for other consulting activities. The services being provided under the subcontract agreement (valued at $2.6 million) is in support of a contract that SPACEHAB has with the Mitsubishi Corporation in support of the Japan Aerospace Exploration Agency. The amount paid for fiscal year 2004 was $1.3 million.

On June 1, 2004 the Company entered into a consulting agreement with V.J.F. Russian Consulting LTD for:

(1)	Marketing and promotion of SPACEHAB capabilities and services to RSC Energia, The Russian Federation Space Agency, and other Russian entities involved in the exploration and development of space;

(2)	Supporting and assisting SPACEHAB in the negotiation of service contracts and agreements between Russian entities; and

(3)	Providing technical expertise and services in support of SPACEHAB activities, under contracts with Russian entities.

Total commitments under the consulting agreement are $0.4 million.

(25)	Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data (in thousands, except per share data):

	Three months ended
	September 30	December 31[3]	March 31[1]	June 30[2]
Year ended June 30, 2004
Revenue	$18,850	$32,816	$14,800	$11,140
Income (loss) from operations	2,391	6,507	2,433	(608)
Net income (loss)	666	3,468	267	(2,326)
Net income (loss) per share – basic	0.05	0.28	0.02	(0.19)
Net income (loss) per share – diluted	0.05	0.25	0.02	(0.19)

Year ended June 30, 2003
Revenue	$26,812	$28,050	$26,413	$13,688
Income (loss) from operations	1,750	2,552	(61,069)	(18,613)
Net income (loss)	(94)	1,175	(62,719)	(20,137)
Net income (loss) per share – basic	(0.01)	0.10	(5.06)	(1.63)
Net income (loss) per share – diluted	(0.01)	0.09	(5.06)	(1.63)

[1]	The loss for the three months ended March 31, 2003 includes a $50.3 million charge from the uninsured loss of the RDM and a goodwill impairment charge of $11.9 million.
[2]	The decrease in revenue for the three months ended June 30, 2003 reflects the loss of the recompete for the Flight Crew Systems Development contract. The loss includes the asset impairment charge of $16.1 million. The loss from operations for the three months ended June 30, 2004 includes $0.9 million for an incentive fee charge from Boeing for work on the ReALMS contract and $0.4 million for asset impairment at SFS.
[3]	The revenue for the three months ended December 31, 2003 includes a $17.5 million payment from Boeing for termination of financial guarantees under the contract agreement with ASO. The loss for the same period includes an $8.3 million write-down of remaining goodwill for ASO and SGS and a $1.8 million write-down of remaining investment in Guignè.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

In May 2004, we discharged Ernst & Young LLP as our independent auditors and engaged Grant Thornton LLP to complete the audit of our financial statements for our fiscal year ending June 30, 2004. We had no disagreements as to accounting policy or disclosure with Ernst & Young LLP at the time.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this annual report, and, based on its evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Item 9B. Other Information

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 11. Executive Compensation.

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 13. Certain Relationships and Related Transactions.

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of the report:

1.	Financial Statements.

The following consolidated financial statements of SPACEHAB, Incorporated and its wholly-owned and majority-owned subsidiaries and related notes, are set forth herein as indicated below.

2.	Financial Statement Schedules.

Consolidated financial statements Schedule II Valuation and Qualifying Accounts filed herewith as Exhibit 99.1.

3.	Exhibits.

Exhibit No.	Description of Exhibit
3.1*	Amended and Restated Articles of Incorporation of the Company.

3.2	Designation of Rights, Terms and Preferences of Series A Junior Preferred Stock (see Exhibit 4.4 of this Report on Form 10-K).

3.3††	Designation of Rights, Terms and Preferences of Series B Senior Convertible Preferred Stock of SPACEHAB, Incorporated.

3.4*	Articles of Amendment of SPACEHAB, Incorporated, including the Designation of Rights, Terms and Preferences of Additional Shares of Series B Senior Convertible Preferred Stock of SPACEHAB, Incorporated.

3.5*	Amended and Restated By-Laws of the Company.

4.1††	Designation of Rights, Terms and Preferences of Series B Senior Convertible Preferred Stock of the Registrant.

4.2††	Preferred Stock Purchase Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 2, 1999.

4.3††	Registration Rights Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 5, 1999.

4.4†	Rights Agreement, dated as of March 26, 1999, between the Registrant and American Stock Transfer & Trust Company. The Rights Agreement includes the Designation of Rights, Terms and Preferences of Series A Junior Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C.

10.6*	Amended and Restated Representation Agreement, dated August 15, 1995, by and between the Registrant and Mitsubishi Corporation.

10.7*	Letter Agreement dated August 15, 1995, by and between the Registrant and Mitsubishi Corporation.

10.13*//////	SPACEHAB, Incorporated 1995 Directors’ Stock Option Plan (as amended and restated effective October 21, 1997).

10.49*//	Cost Plus Fee Contract (Number SHB 1013), dated July 31, 1997, between the Registrant and McDonnell Douglas Corporation, McDonnell Douglas Aerospace Huntsville Division (the “Research Double Module Contract”).

10.52*//	Office Building Lease Agreement, dated October 6, 1993, between Astrotech and the Secretary of the Air Force (Lease number SPCVAN - 2-94-001).

10.55*//	Loan and Security Agreement, dated July 14, 1997, between Astrotech and the CIT Group/Equipment Financing, Inc. (the “Term Loan Agreement”).

10.69*///	ESA Contract, Dated October 10, 1997, between the Registrant and Intospace GmbH (the “ESA Contract”).

10.70*////	NAS 9-97199, dated December 21, 1997, between the Registrant and NASA (the “ReALMS Contract”).

10.80*/////	CSA Contract, dated May 21, 1998, between the Registrant and the Canadian Space Agency.

10.82*/////	SHB98006, dated July 8, 1998, between the Registrant and Benz Aerospace AG, Raumfahrt-Infrastuktur.

10.85†††	Letter Agreement between the Company and Alenia Aerospazio.

10.89†††	Modification S/A 14 to NAS9-97199 dated November 25, 1998, between the Company and NASA.

10.90††††	SPACEHAB, Incorporated 1994 Stock Incentive Plan (as amended and restated effective October 14, 1999).

10.93††††	Contract No. NAS 9-18800 between NASA and Johnson Engineering dated April 28, 1993.

10.94††††	Cost Plus Incentive Fee Contract No. SHB 1014 dated August 14, 1997 between the Boeing Company and the Registrant.

10.95††††	Amended and Restated Employment and Non-Interference Agreement, dated April 1, 1997, between the Company and Dr. Shelley A. Harrison, amended and restated as of January 15, 1999.

10.100††††	Lease for property at 300 D Street, SW, Suite #814, Washington, DC, between the Registrant and The Washington Design Center, LLC dated December 16, 1998.

10.102††††	Agreement of Sale and Purchase of Leasehold Interest between Eastern American Technologies Corporation and SPACEHAB, Incorporated dated August 1997.

10.103*//////	SPACEHAB, Incorporated 1997 Employee Stock Purchase Plan.

10.106†††††	Agreement between Astrotech Space Operations, Inc. and McDonnell Douglas Corporation, dated January 7, 2000.

10.107†††††	Agreement between Astrotech Space Operations, Inc. and Lockheed Martin Commercial Launch Services, Inc. dated January 24, 2000.

10.108*†	Amendment No. 3 to Loan and Security Agreement, dated January 31, 2000 between the Company, First Union National Bank and certain other parties.

10.109*†	Employment and Non-Interference Agreement, dated February 14, 2000, between the Company and Julia A. Pulzone.

10.111*†	Third Amendment and Assignment of Industrial Real Estate Lease, and Consent to Assignment of Industrial Real Estate Lease, dated July 24, 2000, between the Company, American National Insurance Company and Pall Corporation.

10.114*†††††	Credit agreement dated as of August 30, 2001 by and between Astrotech Florida Holdings, Inc. and SouthTrust Bank.

10.116*††††††	Amendment to the Alenia Loan Agreement, dated as of November 15, 2001 by the Company and Alenia Spazio, S.P.A.

10.118*†††	Financing and Security Agreement, dated August 29, 2000, by and among Riggs Bank N.A. and the Company, Johnson Engineering Corporation and Astrotech Space Operations, Inc.

10.119**+++	Employment and Non-Interference Agreement, dated as of April 1, 2003, between the Company and Michael E. Kearney.

10.120**+++	First amendment to Finance and Security Agreement, dated August 29, 2000, by and among Riggs Bank, N.A. and the Company, Johnson Engineering Corporation and Astrotech Space Operations, Inc.

10.121***†	Second amendment to Finance and Security Agreement, dated August 29, 2002, by and among Riggs Bank, N.A. and the Company, SPACEHAB Government Services, Inc., and Astrotech Space Operations, Inc.

10.122***††	First amendment to the credit agreement dated as of August 30, 2001, by and between Astrotech Florida Holdings, Inc. and SouthTrust Bank.

10.123****†	Employment and Non-Interference Agreement, dated as of January 9, 2004, between the Company and Brian K. Harrington.

10.124	Third amendment to Finance and Security Agreement, dated August 29, 2000, by and among Riggs Bank, N.A. and the Company, SPACEHAB Government Services, Inc., and Astrotech Space Operations, Inc.

16. *††	Changes in Registrant’s Certifying Accountant.

21.#	Subsidiaries of the Registrant.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Michael E. Kearney, the Company’s President and Chief Executive Officer, pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, file herewith.

31.2	Certification of Brian K. Harrington, the Company’s Senior Vice-President and Chief Financial Officer, pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, file herewith.

32.1	Certification of Michael E. Kearney, the Company’s President and Chief Executive Officer, pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, file herewith.

32.2	Certification of Brian K. Harrington, the Company’s Senior Vice-President and Chief Financial Officer, pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, file herewith.

99.1	Schedule II – Valuation and Qualifying Accounts.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-97812) and all amendments thereto, originally filed with the Securities and Exchange Commission on October 5, 1995.
**	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 1995, filed February 14, 1996.
***	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 1996, filed with the Securities and Exchange Commission on September 17, 1996.
****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended June 30, 1996, filed with the Securities and Exchange Commission on December 20, 1996.
*****	Incorporated by reference to the Registrant’s Report on Form 10-Q/A for the quarter ended September 30, 1996, filed with the Securities and Exchange Commission on December 20, 1996.
*/	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 1997.

*//	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 1997, filed with the Securities and Exchange Commission on September 12, 1997.
*///	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.
*////	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 1997, filed February 5, 1998.
*//////	Incorporated by reference to the Registrant’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on September 12, 1997.
†	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 1999.
††	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999.
†††	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 1998.
†††††	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000.
*††	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2000.
*†††	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2000.
*††††	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2001.
**+	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2002, filed with the Securities and Exchange Commission on September 17, 2002.
**++	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002.
**+++	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.
***+	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2003.
***++	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2003.
****+	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004.
#	Incorporated by reference to the Registrant Report on Form 10-K for the fiscal year ended June 30, 2003, filed with the Securities and Exchange Commission on September 29, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPACEHAB, Incorporated

	By:	/s/ Michael E. Kearney
Michael E. Kearney
President and Chief Executive Officer and Director

Date: September 27, 2004

	By:	/s/ Brian K. Harrington
Brian K. Harrington
Senior Vice President and
Chief Financial Officer
Date: September 27, 2004

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

/s/ Richard Bodman Richard Bodman	Director	September 27, 2004

/s/ Dr. Edward E. David. Jr. Dr. Edward E. David, Jr.	Director	September 27, 2004

/s/ Richard Fairbanks Richard Fairbanks	Director	September 27, 2004

/s/ Dr. Stefan-Fritz Graul Dr. Stefan-Fritz Graul	Director	September 27, 2004

/s/ Dr. Shelley A. Harrison Dr. Shelley A. Harrison	Director	September 27, 2004

/s/ James R. Thompson James R. Thompson	Director	September 27, 2004