Form 10-K/A
period 2004-06-30
SPACEHAB INC \WA\
filed 2004-10-18
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This amendment to Form 10-K is being filed solely to amend and replace Exhibit 23.1 – Consent of Grant Thornton LLP, in its entirety. There are no other changes to the original Form 10-K filing. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

PART IV

Item 15. Exhibits and Financial Statement Schedules

3.	Exhibits.

Exhibits are set forth in the “Description of Exhibit” below

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPACEHAB, Incorporated

Date: October 12, 2004

By:	/s/ Michael E. Kearney
Michael E. Kearney
President and Chief Executive Officer and Director

By:	/s/ Brian K. Harrington
Brian K. Harrington
Vice President and Chief Financial Officer

Exhibit No.	Description of Exhibit
3.1*	Amended and Restated Articles of Incorporation of the Company.

3.2	Designation of Rights, Terms and Preferences of Series A Junior Preferred Stock (see Exhibit 4.4 of this Report on Form 10-K).

3.3††	Designation of Rights, Terms and Preferences of Series B Senior Convertible Preferred Stock of SPACEHAB, Incorporated.

3.4*	Articles of Amendment of SPACEHAB, Incorporated, including the Designation of Rights, Terms and Preferences of Additional Shares of Series B Senior Convertible Preferred Stock of SPACEHAB, Incorporated.

3.5*	Amended and Restated By-Laws of the Company.

4.1††	Designation of Rights, Terms and Preferences of Series B Senior Convertible Preferred Stock of the Registrant.

4.2††	Preferred Stock Purchase Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 2, 1999.

4.3††	Registration Rights Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 5, 1999.

4.4†	Rights Agreement, dated as of March 26, 1999, between the Registrant and American Stock Transfer & Trust Company. The Rights Agreement includes the Designation of Rights, Terms and Preferences of Series A Junior Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C.

10.6*	Amended and Restated Representation Agreement, dated August 15, 1995, by and between the Registrant and Mitsubishi Corporation.

10.7*	Letter Agreement dated August 15, 1995, by and between the Registrant and Mitsubishi Corporation.

10.13*//////	SPACEHAB, Incorporated 1995 Directors’ Stock Option Plan (as amended and restated effective October 21, 1997).

10.49*//	Cost Plus Fee Contract (Number SHB 1013), dated July 31, 1997, between the Registrant and McDonnell Douglas Corporation, McDonnell Douglas Aerospace Huntsville Division (the “Research Double Module Contract”).

10.52*//	Office Building Lease Agreement, dated October 6, 1993, between Astrotech and the Secretary of the Air Force (Lease number SPCVAN - 2-94-001).

10.55*//	Loan and Security Agreement, dated July 14, 1997, between Astrotech and the CIT Group/Equipment Financing, Inc. (the “Term Loan Agreement”).

10.69*///	ESA Contract, Dated October 10, 1997, between the Registrant and Intospace GmbH (the “ESA Contract”).

10.70*////	NAS 9-97199, dated December 21, 1997, between the Registrant and NASA (the “ReALMS Contract”).

10.80*/////	CSA Contract, dated May 21, 1998, between the Registrant and the Canadian Space Agency.

10.82*/////	SHB98006, dated July 8, 1998, between the Registrant and Benz Aerospace AG, Raumfahrt-Infrastuktur.

10.85†††	Letter Agreement between the Company and Alenia Aerospazio.

10.89†††	Modification S/A 14 to NAS9-97199 dated November 25, 1998, between the Company and NASA.

10.90††††	SPACEHAB, Incorporated 1994 Stock Incentive Plan (as amended and restated effective October 14, 1999).

10.93††††	Contract No. NAS 9-18800 between NASA and Johnson Engineering dated April 28, 1993.

10.94††††	Cost Plus Incentive Fee Contract No. SHB 1014 dated August 14, 1997 between the Boeing Company and the Registrant.

10.95††††	Amended and Restated Employment and Non-Interference Agreement, dated April 1, 1997, between the Company and Dr. Shelley A. Harrison, amended and restated as of January 15, 1999.

10.100††††	Lease for property at 300 D Street, SW, Suite #814, Washington, DC, between the Registrant and The Washington Design Center, LLC dated December 16, 1998.

10.102††††	Agreement of Sale and Purchase of Leasehold Interest between Eastern American Technologies Corporation and SPACEHAB, Incorporated dated August 1997.

10.103*//////	SPACEHAB, Incorporated 1997 Employee Stock Purchase Plan.

10.106†††††	Agreement between Astrotech Space Operations, Inc. and McDonnell Douglas Corporation, dated January 7, 2000.

10.107†††††	Agreement between Astrotech Space Operations, Inc. and Lockheed Martin Commercial Launch Services, Inc. dated January 24, 2000.

10.108*†	Amendment No. 3 to Loan and Security Agreement, dated January 31, 2000 between the Company, First Union National Bank and certain other parties.

10.109*†	Employment and Non-Interference Agreement, dated February 14, 2000, between the Company and Julia A. Pulzone.

10.111*†	Third Amendment and Assignment of Industrial Real Estate Lease, and Consent to Assignment of Industrial Real Estate Lease, dated July 24, 2000, between the Company, American National Insurance Company and Pall Corporation.

10.114*†††††	Credit agreement dated as of August 30, 2001 by and between Astrotech Florida Holdings, Inc. and SouthTrust Bank.

10.116*††††††	Amendment to the Alenia Loan Agreement, dated as of November 15, 2001 by the Company and Alenia Spazio, S.P.A.

10.118*†††	Financing and Security Agreement, dated August 29, 2000, by and among Riggs Bank N.A. and the Company, Johnson Engineering Corporation and Astrotech Space Operations, Inc.

10.119**+++	Employment and Non-Interference Agreement, dated as of April 1, 2003, between the Company and Michael E. Kearney.

10.120**+++	First amendment to Finance and Security Agreement, dated August 29, 2000, by and among Riggs Bank, N.A. and the Company, Johnson Engineering Corporation and Astrotech Space Operations, Inc.

10.121***†	Second amendment to Finance and Security Agreement, dated August 29, 2002, by and among Riggs Bank, N.A. and the Company, SPACEHAB Government Services, Inc., and Astrotech Space Operations, Inc.

10.122***††	First amendment to the credit agreement dated as of August 30, 2001, by and between Astrotech Florida Holdings, Inc. and SouthTrust Bank.

10.123****†	Employment and Non-Interference Agreement, dated as of January 9, 2004, between the Company and Brian K. Harrington.

10.124##	Third amendment to Finance and Security Agreement, dated August 29, 2000, by and among Riggs Bank, N.A. and the Company, SPACEHAB Government Services, Inc., and Astrotech Space Operations, Inc.

16. *††	Changes in Registrant’s Certifying Accountant.

21.#	Subsidiaries of the Registrant.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

23.2##	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1##	Certification of Michael E. Kearney, the Company’s President and Chief Executive Officer, pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2##	Certification of Brian K. Harrington, the Company’s Senior Vice-President and Chief Financial Officer, pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1##	Certification of Michael E. Kearny, the Company’s President and Chief Executive Officer, pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2##	Certification of Brian K. Harrington, the Company’s Senior Vice-President and Chief Financial Officer, pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1##	Schedule II – Valuation and Qualifying Accounts.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-97812) and all amendments thereto, originally filed with the Securities and Exchange Commission on October 5, 1995.

**	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 1995, filed February 14, 1996.

***	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 1996, filed with the Securities and Exchange Commission on September 17, 1996.

****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended June 30, 1996, filed with the Securities and Exchange Commission on December 20, 1996.

*****	Incorporated by reference to the Registrant’s Report on Form 10-Q/A for the quarter ended September 30, 1996, filed with the Securities and Exchange Commission on December 20, 1996.

*/	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 1997.

*//	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 1997, filed with the Securities and Exchange Commission on September 12, 1997.

*///	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.

*////	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 1997, filed February 5, 1998.

*//////	Incorporated by reference to the Registrant’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on September 12, 1997.

†	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 1999.

††	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999.

†††	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 1998.

†††††	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000.

*††	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2000.

*†††	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2000.

*††††	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2001.

**+	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2002, filed with the Securities and Exchange Commission on September 17, 2002.

**++	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002.

**+++	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.

***+	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2003.

***++	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2003.

****+	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004.

#	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2003, filed with the Securities and Exchange Commission on September 29, 2003.

##	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the Securities and Exchange Commission on September 28, 2004.