Form 10-Q
period 2004-09-30
SPACEHAB INC \WA\
filed 2004-11-12
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File No. 0-27206

SPACEHAB, Incorporated

(Exact name of registrant as specified in this charter)

Washington	91-1273737
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12130 Highway 3, Building 1

Webster, Texas 77598-1504

(713) 558-5000

The number of shares of Common Stock outstanding as of November 10, 2004:

Class	Number of Shares Outstanding
Common Stock	12,605,851

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

SPACEHAB, INCORPORATED AND SUBSIDIARIES

SEPTEMBER 30, 2004 QUARTERLY REPORT ON FORM 10-Q

DEFINITIONS

As used in this Form 10-Q, the abbreviations and acronyms contained herein have the meanings set forth below. Additionally, the terms “SPACEHAB”, “the Company”, “we”, “us” and “our” refer to SPACEHAB, Incorporated and its subsidiaries, unless the context clearly indicates otherwise.

APB	Accounting Principles Board
ASO	Astrotech Space Operations
Astrotech	Astrotech Space Operations
Boeing	The Boeing Company
CM	Configuration Management
CMC	Cargo Mission Contract
Common Stock	SPACEHAB common stock
FASB	Financial Accounting Standards Board
ISS	International Space Station
JAXA	Japan Aerospace Exploration Agency
JE	Johnson Engineering Corporation
JETIS	Japanese Experiment Thermal Incubator Service
Lloyd’s	Lloyd’s of London
Lockheed Martin	Lockheed Martin Corporation
NASA	National Aeronautics and Space Administration
ORU	Orbital Replacement Unit
PI&C	Program Integration and Control
RDM	Research Double Module
ReALMS	Research and Logistics Mission Support
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFS	SPACEHAB Flight Services
SGS	SPACEHAB Government Services
SMI	Space Media, Inc.
SPF	Spacecraft Processing Facility

PART 1: FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2004 (unaudited)	June 30, 2004
ASSETS
Cash and cash equivalents	$—	$506
Restricted cash	558	430
Short-term investments	2,911	5,037
Restricted short-term investments	2,766	1,604
Accounts receivable, net	14,676	7,878
Prepaid expenses and other current assets	648	495

Total current assets	21,559	15,950
Property and equipment, net of accumulated depreciation and amortization of $51,040 and $49,755, respectively	78,420	79,600
Deferred financing costs, net	1,070	1,163
Other assets, net	2,124	3,212

Total assets	$103,173	$99,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving loan payable	$2,492	$1,445
Mortgage loan payable, current portion	1,946	1,946
Accounts payable	1,605	2,424
Accounts payable-EADS	2,227	3,262
Accrued interest	2,368	1,108
Accrued expenses	2,264	3,600
Accrued subcontracting services	2,947	2,176
Deferred revenue, current portion	4,006	6,340

Total current liabilities	19,855	22,301
Accrued contract cost and other	218	372
Deferred revenue, net of current portion	221	900
Mortgage loan payable, net of current portion	3,216	3,692
Convertible subordinated notes payable	63,250	63,250

Total liabilities	86,760	90,515
Commitments and contingencies
Stockholders’ equity
Preferred Stock, no par value, convertible, 2,500,000 shares authorized, 1,333,334 shares issued and outstanding, (liquidation preference of $12,000)	11,892	11,892
Common stock, no par value, 30,000,000 shares authorized, 12,721,951 and 12,688,062 shares issued, respectively	83,795	83,751
Less treasury stock, 116,100 and 116,100 shares, respectively	(117)	(117)
Additional paid-in capital	16	16
Accumulated deficit	(79,173)	(86,132)

Total stockholders’ equity	16,413	9,410

Total liabilities and stockholders’ equity	$103,173	$99,925

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share data)

	Three Months Ended September 30,
	2004	2003
Revenue	$13,033	$18,850
Costs of revenue	10,786	13,527

Gross profit	2,247	5,323

Operating expenses
Selling, general and administrative	1,966	2,932
Research and development	7	—
Recovery of nonrecurring charge, loss of Research Double Module	(8,244)	—

Total operating expenses	(6,271)	2,932

Income from operations	8,518	2,391
Interest expense	(1,458)	(1,740)
Interest and other income, net	41	33

Income before income taxes	7,101	684
Income tax expense	(142)	(18)

Net income	$6,959	$666

Income per share:
Net income per share – basic	$0.55	$0.05

Shares used in computing net income per share – basic	12,574,224	12,370,955

Net income per share – diluted	$0.49	$0.05

Shares used in computing net income per share – diluted	14,247,860	13,745,450

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net income	$6,959	$666
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,365	1,527
Loss on asset sales and write-offs	3	—
Changes in assets and liabilities:
Increase in accounts receivable	(6,798)	(1,929)
Increase in prepaid expenses and other current assets	(153)	(368)
Decrease in other assets	1,088	208
Decrease in accounts payable, accounts payable-EADS and accrued expenses	(1,930)	(832)
Increase (decrease) in accrued subcontracting services	771	(53)
Decrease in deferred revenue	(3,013)	(1,393)
Decrease in long-term contracts costs and other liabilities	(154)	—

Net cash used in operating activities	(1,862)	(2,174)

Cash flows from investing activities
Payments for flight assets under construction	—	(49)
Purchases of property, equipment and leasehold improvements	(95)	(307)
Proceeds received from sale of property and equipment	—	11
Sale of short-term investments	964	2,569
Investments in restricted cash	(128)	—

Net cash provided by investing activities	741	2,224

Cash flows from financing activities
Net borrowing under revolving loan payable	1,047	497
Payment of mortgage loan	(476)	(538)
Payment of convertible notes payable to shareholder	—	(1,327)
Proceeds from issuance of common stock, net of expenses	44	23
Purchase of treasury stock	—	(6)

Net cash provided by (used in) financing activities	615	(1,351)

Net change in cash and cash equivalents	(506)	(1,301)
Cash and cash equivalents at beginning of period	506	1,301

Cash and cash equivalents at end of period	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, except as discussed elsewhere within, necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and subsidiaries (“SPACEHAB” or the “Company”) as of September 30, 2004, and the results of its operations and cash flows for the three months ended September 30, 2004 and 2003. However, the condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures. Certain amounts presented for prior periods have been reclassified to conform with the fiscal year 2005 presentation.

The consolidated results of operations for the three month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year. The Company’s results of operations have fluctuated significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

The Company’s cash and short-term investments were approximately $6.2 million, of which $3.3 million is restricted, as of September 30, 2004. On October 20, 2004 the Company received $8.2 million from U.S. National Aeronautics and Space Administration (“NASA”) in indemnification of losses suffered in the Space Shuttle Columbia accident. Management believes that the Company has sufficient liquidity, including cash and short-term investments and cash anticipated or expected to be generated from operations to fund ongoing operations beyond the remainder of this fiscal year. We also expect to utilize existing cash, cash anticipated from future operations and any potential additional proceeds from NASA in settlement of the Company’s claims related to losses in the Space Shuttle Columbia tragedy, to support strategies for new business initiatives and reduce long term debt.

On February 1, 2003, the Space Shuttle Columbia was lost upon reentry in a tragic accident. SPACEHAB’s Research Double Module (“RDM”) was flown aboard the Columbia mission, flight STS-107, carrying research payloads for NASA and other customers. The Company provided the RDM and related services to NASA under the Research and Logistics Mission Support (“ReALMS”) contract with NASA. As a result of the accident, the RDM was totally destroyed, leading to the following:

Contract Claim. In January 2004 the Company filed a formal proceeding with NASA seeking indemnification under the Company’s ReALMS contract in the amount of $87.7 million for the value of the Company’s RDM and related equipment that was destroyed during the STS-107 Space Shuttle Columbia tragedy. NASA responded to this contract claim on October 5, 2004. NASA’s determination states that its liability is limited under the ReALMS contract to $8.0 million. The Company received payment of $8.2 million, which included $0.2 million of interest, from NASA in October 2004. The Company has the right to appeal NASA’s decision to deny its claim for indemnification in excess of $8.0 million. The appeal can be filed with either the Armed Services Board of Contract Appeals or the U.S. Court of Federal Claims. SPACEHAB is evaluating its options in appealing NASA’s determination.

Lloyd’s Complaint. In January 2004 Lloyd’s of London (“Lloyd’s”), the Company’s insurer for the RDM, filed a complaint in the United States District Court for the Western District of Washington seeking the return of the $17.7 million Lloyd’s had paid to the Company under the RDM insurance policy alleging that, among other things, (i) such proceeds were paid erroneously primarily due to the fact that NASA had not paid indemnification due to the Company prior to the payment of the insurance proceeds, (ii) the Company and its insurance broker misled Lloyd’s in issuing the policy, and (iii) the Company has not cooperated with Lloyd’s in protecting Lloyd’s right of subrogation. In February 2004 Lloyd’s withdrew its complaint from the United States District Court and filed a similar complaint in Superior Court of the State of Washington. On November 1, 2004 SPACEHAB filed a motion with the Superior Court of the State of Washington to dismiss under forum non conveniens. The Company believes that Lloyd’s complaint is without merit and will continue to respond to the complaint accordingly.

Tort Claim. On November 8, 2004 the Company filed a second claim with NASA seeking damages of $79.7 million under the Federal Tort Claims Act for the loss of the RDM resulting from NASA’s alleged negligence leading to the destruction of the Space Shuttle Columbia and the loss of the RDM. The Company’s claim represents its loss of $87.7 million less the $8.0 million recovered from NASA. Under federal tort claim procedures, NASA has statutory deadlines for responding to such claims. In the event that the Company’s administrative claim is denied, the Company would have the right to pursue the claim in the Federal District Court.

2. Earnings per Share

The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three month periods ended September 30, 2004 and 2003 (in thousands, except per share data):

	Three months ended September 30, 2004			Three months ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income available to common stockholders	$6,959	12,574,224	$0.55	$666	12,370,955	$0.05
Effect of dilutive securities:
Convertible notes payable	—	—	—	—	—	—
Options and warrants, using the treasury stock method	—	340,302	—	—	41,161	—
Convertible preferred shares	—	1,333,334	—	—	1,333,334	—

Diluted EPS:
Income available to common stockholders	$6,959	14,247,860	$0.49	$666	13,745,450	$0.05

Convertible notes payable outstanding as of September 30, 2004, convertible into 4,642,202 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the three months ended September 30, 2004 and 2003, as the conversion price of the convertible notes payable per share were greater than the average market price of the common shares during the periods.

Options to purchase 1,191,697 shares of common stock, at prices ranging from $3.44 to $11.75 per share, were outstanding at September 30, 2004 but were not included in diluted EPS as the option prices were greater than the average market price of the common shares during the three months ended September 30, 2004. The options expire between October 21, 2004 and February 12, 2011.

Options to purchase 2,100,582 shares of common stock, at prices ranging from $0.93 to $12.00 per share, were outstanding at September 30, 2003 but were not included in diluted EPS as the option prices were greater than the average market price of the common shares during the three months ended September 30, 2003. The options expire between October 9, 2003 and August 7, 2013.

3. Revenue Recognition

SPACEHAB’s business units’ revenue is derived primarily from long-term contracts with the U.S. Government, U.S. Government contractors and commercial customers. Revenue under these contracts are recognized using the methods described below. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment. Management bases its estimate on historical experience and on various assumptions that are believed to be reasonable under the circumstances including the negotiation of an equitable adjustment on the ReALMS contract which was added to the contract as a pricing amendment due to the delay in the return to flight of the space shuttle. Costs to complete include, when appropriate, material, labor, subcontracting costs, lease costs, commissions, insurance and depreciation. Our business segment personnel perform periodic contract status and performance reviews. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period that the change in estimate occurs.

A Summary of Revenue Recognition Methods Follows:

Business Segment	Services/Products Provided	Contract Type	Method of Revenue Recognition
SPACEHAB Flight Services (“SFS”)	Commercial Space Habitat Modules, Integration & Operations Support Services	Firm Fixed Price	Percentage-of-completion based on costs incurred

Astrotech Space Operations (“Astrotech”)	Payload Processing Facilities	Firm Fixed Price – Mission Specific	Ratably, over the occupancy period of a satellite within the facility from arrival through launch

		Firm Fixed Price – Guaranteed Number of Missions	For multi-year contract payments recognized ratably over the contract period

SPACEHAB Government Services (“SGS”)	Configuration Management, Engineering Services	Cost Plus Award/Fixed Fee	Reimbursable costs incurred plus award/fixed fee

Space Media, Inc. (“SMI”)	Space-Themed Commercial Products/Activities	Retail	Internet and retail sales recognized when goods are shipped

For the three months ended September 30, 2004, the Company recognized revenue of approximately $1.8 million under the Japanese Experiment Thermal Incubator Service (“JETIS”) contract with the Mitsubishi Corporation, representing the Japanese Aerospace Exploration Agency (“JAXA”), that was entered into in 2000 and originally scheduled to fly aboard SPACEHAB’s RDM. Subsequent to the suspension of the space shuttle flights and destruction of SPACEHAB’s RDM, we contracted for construction of certain space research equipment and for research space aboard the International Space Station (“ISS”) and up to three Russian Progress cargo missions with V.J.F. Russian Consulting, representing RSC Energia, a major Russian aerospace manufacturer and mission operator. Revenue on this contract is recognized on the percentage-of-completion method as costs are incurred.

The ReALMS contract expired January 31, 2004 and support for STS-121, 116, and 118 will continue under a subcontract with Lockheed Martin Corporation (“Lockheed Martin”), effective February 1, 2004. SPACEHAB is currently providing these services under letter contract and is in final contract negotiations with Lockheed Martin for this new contract. Pending finalization of contract negotiations with Lockheed Martin, the Company is providing asset maintenance and continuing services in anticipation of the contractual missions under letter agreements, generally entered into on a month-to-month basis. Revenues for the Lockheed Martin agreement are being accounted for under the percentage-of-completion method based on costs incurred over the period of the agreement.

For the period ended March 31, 2003, the Company recognized a non-recurring charge of $50.3 million net of insurance proceeds, on the loss of its RDM in the Space Shuttle Columbia accident. Upon notification by NASA of its acceptance of the Company’s claim for indemnification of $8.0 million plus interest of $0.2 million, the Company recognized a recovery of $8.2 million of previously recognized loss in the period ended September 30, 2004.

4. Statements of Cash Flows - Supplemental Information

(a)	Cash paid for interest costs was $0.1 million and $0.4 million for the three months ended September 30, 2004 and 2003, respectively. The Company did not capitalize any interest costs during the three months ended September 30, 2004 or 2003.

(b)	The Company paid income taxes of $0.3 million for the three months ended September 30, 2004 and an immaterial amount for the three months ended September 30, 2003.

5. Credit Facilities

On August 29, 2002 the Company entered into a $5.0 million line of credit with a financial institution. The term of this credit facility is through August 28, 2005. Covenants include a liquidity ratio and a limited pledge of $5.6 million of the Company’s investment account. The restriction on the Company’s investment balance is limited to 111% of the Company’s borrowings on the line of credit. In June 2004 the credit agreement was amended again to remove the financial covenant on capital expenditures. As of September 30, 2004 the outstanding balance on this line of credit was $2.5 million and the restricted investment balance was $2.8 million. The weighted average interest rate for the three months ended September 30, 2004 was 6.35%.

On August 30, 2001 our Astrotech subsidiary completed a $20.0 million financing of its Spacecraft Processing Facility (“SPF”) expansion project in Titusville, Florida (the “term loan”) with a financial institution. The proceeds of this financing were used to complete the construction of the SPF and supporting infrastructure. The term loan was collateralized primarily by the multi-year payload processing contracts with The Boeing Company (“Boeing”) and Lockheed Martin and by the building. The net book value of the building as of September 30, 2004 was $32.7 million. Interest accrued on the outstanding principal balance at a LIBOR-based rate, adjusted quarterly. The term loan was scheduled to mature on January 15, 2011. The term loan was converted from a construction loan to a term loan on December 31, 2001. Amortization of term loan principal began on January 15, 2002 on a quarterly basis through the maturity date.

On October 1, 2003 Astrotech was notified by Boeing that it was exercising its termination rights with regards to its financial guarantees under the contract agreement with Astrotech for payload processing support services for the Delta launch vehicle program. Boeing indicated that the decision to terminate its guarantees for future Astrotech services was based on the downturn of the commercial expendable launch market rather than performance related considerations. Astrotech was in full compliance with the contract terms at the time of the termination. Under the contract provision related to termination of its financial guarantees, Boeing paid Astrotech $17.5 million representing consideration of future contract payments previously used to collateralize the obligation. On December 31, 2003, the Company repaid $9.5 million of principal on the term loan.

In conjunction with the original financing, a swap agreement was required to be entered into to provide for a fixed rate of interest under the term loan commitment beginning January 15, 2002. The fixed rate of interest on the outstanding principal balance was 5.62% plus 225 basis points. The objective of the swap was to eliminate the variability of cash flows in the interest payments for the total amount of the variable rate debt, the sole source of which are changes in the USD-LIBOR-BBA interest rate. Due to the repayment of the Boeing portion of the term loan and the subsequent amendment of the loan agreement, the swap was no longer effective as a hedge. The unrealized loss in other comprehensive loss for the portion of the debt that was repaid in December 2003 was recorded as interest expense in the period ended December 31, 2003 in the amount of $0.8 million. The Company recognized interest expense of $0.4 million for the unamortized debt placement costs related to the debt repayment in the period ended December 31, 2003. The Company recognized as additional interest expense the unamortized debt placement costs of $0.2 million and the balance of the deferred loss on the swap in other comprehensive loss of $0.5 million in the third quarter of fiscal year 2004 in connection with the amendment of the loan agreement.

The term loan agreement was amended on January 29, 2004, whereby the maturity date was shortened to January 2007, the interest rate was fixed at 5.5% and the hedge requirement was eliminated. For the fiscal year ended June 30, 2004, approximately $11.4 million of principal was repaid and the outstanding balance was $5.6 million as of June 30, 2004. For the three months ended September 30, 2004, approximately $0.5 million was repaid and the outstanding balance was $5.1 million as of September 30, 2004.

6. Segment Information

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

On April 3, 2003 the Company changed the name of its Johnson Engineering Corporation (“JE”) subsidiary to SPACEHAB Government Services, Incorporated, to more appropriately reflect the subsidiary’s strategic direction of operating in the government business section. In the fourth quarter of our fiscal year ended June 30, 2004 and on a going forward basis, the Other segment represents corporate selling, general and administrative expenses. Segment amounts have been restated based on the revised reporting structure.

The Company’s chief operating decision maker utilizes both revenue and income (loss) before income taxes, in assessing performance and making overall operating decisions and resource allocations.

Three Months Ended September 30, 2004 (in thousands):
	Revenue	Income (Loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SPACEHAB Flight	$9,642	$10,147	$31,505	$662
Services
Astrotech	1,712	(231)	46,577	512
SPACEHAB	1,539	227	58	7
Government Services
Space Media	140	(21)	—	—
Other	—	(3,021)	280	91

	$13,033	$7,101	$78,420	$1,272

Three Months Ended September 30, 2003 (in thousands):
	Revenue	Income (Loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SPACEHAB Flight	$11,777	$3,139	$33,523	$704
Services
Astrotech	3,373	1,605	48,151	502
SPACEHAB	3,533	(238)	220	22
Government Services
Space Media	167	(33)	—	—
Other	—	(3,789)	712	189

	$18,850	$684	$82,606	$1,417

7. Stock – Based Compensation

In December 2002 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option.

If compensation costs for the Company’s stock options were determined based on SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and earnings per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2004	2003
Net income, as reported	$6,959	$666

Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(31)	(91)

Pro forma net income	$6,928	$575

Earnings per share:
Basic - as reported	$0.55	$0.05
Diluted - as reported	$0.49	$0.05

Basic - pro forma	$0.55	$0.05
Diluted - pro forma	$0.49	$0.04

8. Stock Repurchase

On March 25, 2003 the Board of Directors authorized the Company to repurchase up to $1.0 million of the Company’s outstanding common stock at market prices. Any purchases under the Company’s stock repurchase program may be made from time to time, in the open market, through block trades or otherwise in accordance with applicable regulations of the Securities and Exchange Commission (“SEC”). For the three months ended September 30, 2004, the Company did not repurchase any shares. As of September 30, 2004, the Company had repurchased 116,100 shares at a cost of $117,320 under the program.

9. Related Party Transaction

The Company engaged in certain transactions with directors, executive officers, shareholders, and certain former officers during the three months ended September 30, 2004. Following is a description of these transactions:

EADS Space Transportation

Dr. Graul, a member of SPACEHAB’s Board of Directors, is the Executive Vice President for EADS Space Transportation.

EADS provides unpressurized payload and integration efforts to SPACEHAB on a fixed price basis in addition to providing engineering services as required. For the three months ended September 30, 2004 and 2003, EADS’s payload and integration services included in cost of revenue were approximately $3.4 million and $1.9 million, respectively.

V.J.F. Russian Consulting

On January 30, 2004 the Company entered into a subcontract agreement with V.J.F. Russian Consulting. The president of V.J.F. Russian Consulting, Vladimir Fishel, is a former Vice President of SPACEHAB was receiving severance payments from the Company and working on a part-time employment arrangement for other consulting activities. The services being provided under the subcontract agreement (valued at $2.6 million) is in support of a contract that SPACEHAB has with the Mitsubishi Corporation in support of JAXA. The amount paid for the three months ended September 30, 2004 was $0.3 million.

On June 1, 2004 the Company entered into a consulting agreement with V.J.F. Russian Consulting for:

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

Total commitments under the consulting agreement are $0.4 million, of which $0.1 million was paid in the three months ended September 30, 2004.

10. Subsequent Event

Contract Claim. On October 5, 2004 the Company received NASA’s final determination by its Contracting Officer in regards to the Company’s claim for indemnification of losses of its RDM and other equipment on the Space Shuttle Columbia. The Contracting Officer’s determination agreed with the Company’s claim for contractually stipulated losses of $8.0 million, plus interest, but rejected the Company’s claims for indemnification and recovery of losses beyond $8.0 million under the contract. The Company received payment of $8.0 million plus interest of $0.2 million on October 20, 2004. As a result of this final determination by NASA, the Company recorded the $8.2 million in the three months ended September 30, 2004 as a change in estimate from a prior period. The Company has the right to appeal NASA’s decision to deny the claim for indemnification beyond $8.0 million. The appeal can be filed with either the Armed Services Board of Contracts Appeals or the U.S. Court of Federal Claims. SPACEHAB is evaluating its options in appealing NASA’s determination.

Lloyd’s Complaint. In January 2004 Lloyd’s, the Company’s insurer for the RDM, filed a complaint in the United States District Court for the Western District of Washington seeking the return of the $17.7 million Lloyd’s had paid to the Company under the RDM insurance policy alleging that, among other things, (i) such proceeds were paid erroneously primarily due to the fact that NASA had not paid indemnification due to the Company prior to the payment of the insurance proceeds, (ii) the Company and its insurance broker misled Lloyd’s in issuing the policy, and (iii) the Company has not cooperated with Lloyd’s in protecting Lloyd’s right of subrogation. In February 2004 Lloyd’s withdrew its complaint from the United States District Court and filed a similar complaint in Superior Court of the State of Washington. On November 1, 2004 SPACEHAB filed a motion with the Superior Court of the State of Washington to dismiss under forum non conveniens. The Company believes that Lloyd’s complaint is without merit and will continue to respond to the complaint accordingly.

Tort Claim. On November 8, 2004 the Company filed a second claim with NASA seeking damages of $79.7 million under the Federal Tort Claims Act for the loss of the RDM resulting from NASA’s alleged negligence leading to the destruction of the Space Shuttle Columbia and the loss of the RDM. The Company’s claim represents its loss of $87.7 million less the $8.0 million recovered from NASA. Under federal tort claim procedures, NASA has statutory deadlines for responding to such claims. In the event that the Company’s administrative claim is denied, the Company would have the right to pursue the claim in the Federal District Court.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read together with the audited consolidated financial statements and the notes thereto included in this report.

OVERVIEW

This document may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including (without limitation) statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources.” Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. In addition to those risks and uncertainties discussed herein, such risks and uncertainties include, but are not limited to, whether the Company will fully realize the economic benefits under its NASA and other customer contracts, continued utilization by NASA and others of the Company’s habitat modules and related commercial space assets, completion of the ISS, continued availability and use of the U.S. space shuttle system, technological difficulties, product demand and market acceptance risks, the effect of economic conditions, uncertainty in government funding and the impact of competition, delays and uncertainties in future space shuttle and ISS programs, uncertainties related to the government’s commitment to President Bush’s vision for space exploration, and resolution of the Company’s claim’s against NASA arising from the loss of the Columbia orbiter and its crew during the STS-107 mission.

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

We believe the impacts of this vision will materialize over time, and SPACEHAB management will continue to align its business direction to remain a constructive force in the human spaceflight program. In the long term, management believes that the Company’s core competencies offer opportunities to continue to provide high-value services as well as to design, build, and operate assets that could support initiatives beyond low earth orbit. SPACEHAB plans to pursue these new opportunities aggressively. In the near term, SPACEHAB’s primary objective is to continue providing services to NASA and the space community in support of the space shuttle and ISS programs. Even with the renewed vision, the Company expects that the space shuttle and ISS will remain an integral part of the human spaceflight program through at least 2010. SPACEHAB is currently supporting four of the next six scheduled space shuttle flights and is pursuing additional missions that will be important for completing the final assembly and beginning operation of the ISS.

SPACEHAB is also actively engaged in defining commercial solutions to ISS on-orbit re-supply and return requirements which could more effectively be satisfied independent of the space shuttle transportation system. These activities, some of which leverage the Company’s international strategic partnerships, include the development of an affordable cargo delivery system based on an expendable launch vehicle, the Russian Progress family of carriers, and a SPACEHAB payload integration architecture to transport pressurized and unpressurized cargo to and from the ISS. Management further believes that the Company’s experience and expertise in the conceptual design, development, ground processing, and on-orbit operations support of payload and crew accommodations position it well for a role in the development of NASA’s Crew Exploration Vehicle, the envisioned next phase in human exploration of space.

During the three months ended September 30, 2004, the SFS Space Commerce Development group was awarded a six-month NASA study contract valued at approximately $1.0 million to support the space agency’s new exploration initiatives. As one of a just a handful of the proposals selected from the multitude submitted, SPACEHAB will define concepts for accomplishing human lunar exploration with a focus on innovative solutions and commercial approaches that could be extensible to Mars and beyond. In addition to this six-month contract effort, the Company may be awarded a contract option that includes an additional six-month effort also expected to be valued at nearly $1.0 million.

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

Business Segments

Following is a brief discussion of each of our four business segments, including a list of key factors that have affected, and are expected to continue to affect, their respective earnings and cash flows. We also present a brief discussion of our corporate-level expenses. This “Overview” section concludes with a summary of our current liquidity position and items that could impact our liquidity position in fiscal year 2005 and beyond. This “Overview” section is merely a summary and should be read together with the remainder of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the audited consolidated financial statements, including the notes thereto, and the other information included in the Company’s 10-K for year ended June 30, 2004.

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

Additionally, during the space shuttle stand-down period, SFS is providing cargo shipment coordination services to NASA for all U.S. cargo shipped to the ISS via the Russian Progress space vehicle. These services are provided under contract to Lockheed Martin, the Cargo Mission Contract (“CMC”) contractor to NASA. We are also providing research access to space and on the ISS to JAXA through RSC Energia, a major Russian aerospace enterprise. SPACEHAB contracted through V.J.F. Russian Consulting with RSC Energia for construction of certain space research equipment, launch vehicle, and research space aboard the Russian Progress carrier when the originally-scheduled services on the space shuttle were suspended due to the Columbia tragedy.

The primary factors impacting our SFS earnings and cash flows are the number of space shuttle missions flown and the configuration of the cargo handling and research logistics required for each mission. Our revenues and earnings, if any, from each mission are dependent upon the space assets required in the cargo or research logistics configuration and the mission support services required to employ those assets. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business unit include:

•	Congress’ funding for NASA and the allocation of that funding to ISS operations and space shuttle cargo missions

•	The return to flight of the U.S. Space Shuttle

•	The role of international space research projects flying on future space shuttle missions

•	The growth of space exploration programs within NASA and NASA’s commitment to the National Vision on Space Exploration regarding enhancement of the role of commercial enterprise in space exploration programs

•	Our ability to control our capital expenditures, particularly those for spare or replacement parts for space assets

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

The earnings and cash flows generated from our Astrotech operations are related to the number of commercial satellite launches, which reflects the growth in the satellite-based communication industries, and the requirement to replace aging satellites. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business include:

•	Our ability to control our capital expenditures, which primarily are limited to maintenance and safety, environ-mental and reliability projects, and other costs through disciplined management and safe, efficient operations

•	The continuing unavailability of government-owned facilities at the major domestic launch sites that can offer compatible services, leading to an increase in government use of Astrotech services

SPACEHAB Government Services, Inc. expands SPACEHAB’s core business of supporting people living and working in space. Specifically, SGS has proven capabilities supporting the Government in the areas of large-scale configuration and data management programs such as the ISS; specialized hardware design, development, and fabrication; low- to high-fidelity mockup design and construction; and safety and quality support services. This business unit offers a wide array of products and services in these varied fields and brings over thirty years of advanced ideas and solid execution of these innovations to its customers. SGS is currently under contract to provide configuration management services within the Program Integration and Control (“PI&C”) contract of which ARES Corporation is the prime contractor.

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

Corporate and Other. Significant items impacting future earnings and cash flows include:

•	Interest expense is expected to decrease in fiscal year 2005 due to the repayment of a substantial portion of our mortgage debt during fiscal year 2004 from proceeds from Boeing’s early termination of their satellite preparation contract with our Astrotech subsidiary

•	General and administrative costs, which were reduced in fiscal year 2004 due to staff reductions and the closing of our Washington D.C. corporate office, and our ability to continue to manage future overhead costs

•	The ultimate settlement of our claim against NASA for indemnification of our losses on the Space Shuttle Columbia mission and/or our Tort Claim

•	Income taxes, with respect to which we currently only pay alternative minimum tax and minimal state income taxes; income taxes will also be impacted by our ability to realize our significant deferred tax assets, including loss carry forwards

Liquidity. As of September 30, 2004 we had cash on hand and in short-term investments of $6.2 million. Our $5.0 million revolving credit facility, which includes a potential restriction on $5.6 million of our short-term investments if fully utilized, had a balance drawn of $2.5 million as of September 30, 2004, and requires approximately $3.3 million of restricted cash and investments. On October 20, 2004 the Company received payment of $8.2 million from NASA in indemnification of losses suffered by the Company in the Space Shuttle Columbia accident. Our ability to maintain sufficient liquidity in the future will depend on a number of factors including our ability to acquire future business, control our costs and manage capital expenditures, the return to flight of the space shuttle and the continued activity in the commercial and governmental satellite launch industry.

We expect that our operating cash flows over the remainder of the current fiscal year will be sufficient to satisfy our capital expenditures, debt maturities, interest expenses, and operating commitments. In order to increase our liquidity and to provide capacity to ultimately redeem our subordinated convertible notes due in October 2007; to fund capital expenditures for stand-by spare parts for our modules; and for costs of developing and submitting proposals for new government contracts, we will seek to replace or amend our $5.0 million revolving credit facility to remove its restriction on our short-term investments and to increase the amount available under the facility.

Over the longer term we believe that the space shuttle return to flight and the Nation’s Vision for Space Exploration will lead to increased activity and related cash flows from operations for our SFS business segment. The Company has recently been awarded contract with NASA for the study of the space agency’s new exploration initiatives; additions to its contract with Lockheed Martin for ISS configuration hardware and contract additions in its satellite processing business, reflecting increased activity in the space exploration and commercial satellite industries. However, there can be no assurance that the space shuttle will return to flight in the near term or that we will be able to win future contracts with NASA, other national space agencies, or commercial space enterprises, or to successfully exploit other business opportunities. Failure to achieve such events would have a material adverse effect on our financial condition and results of operations and could adversely affect our ability to redeem our subordinated convertible notes when they mature in October 2007.

Revenue

The Company’s revenue for the three months ended September 30, 2004 and 2003 was generated primarily from the ReALMS contract, Lockheed Martin letter contract, and contracts with related commercial customers in the SFS segment; the remaining contracts under the FCSD contract and the PI&C contract in the SGS segment; and its contract with Lockheed Martin in the Astrotech segment. Revenue for SMI was immaterial for the three months ended September 30, 2004 and 2003. Astrotech recognized scheduled idle time at its facilities during the quarter ended September 30, 2004, recognizing revenue primarily from the pro-rata guarantee under its contract with Lockheed Martin.

On February 1, 2003 the Company’s RDM was lost in the STS-107 tragedy. The net book value of the RDM was $67.9 million, which, net of insurance proceeds of $17.7 million, was recognized as a loss in the third quarter of fiscal year 2003. The $8.0 million plus interest of $0.2 million paid by NASA as indemnification for the Company’s loss of the RDM is recognized as a recovery of previously recognized loss in the quarter ended September 30, 2004. At this time the Company does not plan to replace the RDM. SPACEHAB’s SFS business segment has two additional modules and other flight assets available to support the Company’s current NASA requirements. These modules and assets can also be used to support future NASA requirements. Based on public statements made by NASA, the Company believes the shuttle will return to flight; however, that return is currently expected to be no earlier than May 2005.

SPACEHAB’s SFS business segment is supporting NASA’s return-to-flight activities and is continuing its operations in preparation for shuttle missions including STS-114, 121, 116, and 118 (in order of their anticipated flight sequence). SFS is preparing a cargo carrier for STS-114, the External Stowage Platform 2 (“ESP2”), that will be deployed and permanently mounted to the ISS. SPACEHAB contracted directly with NASA’s prime ISS contractor, Boeing, for the STS-114 mission. For STS-121, a new mission added to the NASA ReALMS contract during the period ended December 31, 2003, SPACEHAB is scheduled to provide its non-deployable unpressurized carrier to NASA for transport of several critical ISS Orbital Replacement Unit (“ORU”) spares. For both STS-116 and 118, missions previously placed under ReALMS, SPACEHAB is scheduled to provide its pressurized single module and its unpressurized non-deployable carrier for transport of critical cargo and ORUs to and from the ISS. The Company has successfully completed negotiations with Boeing and Lockheed Martin for the respective contract equitable adjustments required to continue uninterrupted support to ongoing STS-114, 121, 116 and 118 mission preparation activities during the shuttle down period following the Columbia tragedy. As previously described, the ReALMS contract expired January 31, 2004 and support for missions STS-121, 116 and 118 is continuing under a subcontract agreement to Lockheed Martin, effective February 1, 2004. SPACEHAB is currently providing these services under a letter contract and is in final contract negotiations with Lockheed Martin for this new contract. Additionally, after approximately April 15, 2004, SFS no longer is subcontracting its module mission integration, operations and sustaining engineering technical support to Boeing. Most module mission tasks previously performed by Boeing personnel are now being performed by SPACEHAB’s SFS personnel and selected NASA cargo integration tasks on SPACEHAB module missions are now being performed by Lockheed Martin as a part of their CMC with NASA. This decision enables SFS to continue to provide services to NASA and is consistent with the direction of the ISS Program Office.

In January 2004 the Company initiated activity under the JETIS contract with the Mitsubishi Corporation, representing JAXA, that was entered into in 2000 and originally scheduled to fly aboard SPACEHAB’s RDM. Subsequent to the suspension of the space shuttle flights and destruction of SPACEHAB’s RDM, the Company contracted for construction of certain space research equipment and for research space aboard the ISS and up to three Russian Progress cargo missions with V.J.F. Russian Consulting, representing RSC Energia, a major Russian aerospace manufacturer and mission operator. The first experiment was successfully launched on the Russian Progress spacecraft on August 11, 2004.

During the three months ended September 30, 2004 and 2003, deferred revenue decreased by $3.0 million and $1.4 million, respectively, as the Company recognized revenue on contracts where milestone payments had been received in prior periods. Management expects further reduction of deferred revenue through the remainder of the next fiscal year which will result in revenue recognition on contracts for which the related cash was received in a prior period.

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

Non-Recurring Charge

For the period ended March 31, 2003, the Company recognized a non-recurring charge of $50.3 million net of insurance proceeds, on the loss of its RDM in the Space Shuttle Columbia accident. Upon notification by NASA of its acceptance of the Company’s claim for indemnification of $8.0 million plus interest of $0.2 million, the Company recorded the $8.2 million as an increase in accounts receivable and a decrease in operating expense for the three months ended September 30, 2004.

RESULTS OF OPERATIONS

For the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

Revenue. Revenue decreased approximately 31% to $13.0 million as compared to $18.9 million for the three months ended September 30, 2004 and 2003, respectively (in millions).

	September 30, 2004	September 30, 2003	Dollar Change	Percent Change
SPACEHAB Flight Services	$9.6	$11.8	$(2.2)	(19)%
Astrotech Space Operations	1.7	3.4	(1.7)	(50)%
SPACEHAB Government Services	1.5	3.5	(2.0)	(57)%
SMI	0.2	0.2	(0.0)	(0)%

	$13.0	$18.9	$(5.9)	(31)%

Revenue from the SFS business segment has been adversely affected by the temporary grounding of the shuttle fleet due to the STS-107 tragedy in February 2003, partially offset by revenue from the Lockheed Martin letter contract, and other contract revenue. The following summarizes the significant items:

•	Decrease in ReALMS revenue of $10.6 million from September 30, 2003 to September 30, 2004 due to the ReALMS contract closeout

•	Increase in revenue from Lockheed Martin letter contract of $5.3 million for essentially the same services as previously provided under the ReALMS contract

•	Increase in ESP2 revenue of $2.1 million due to the expected launch in May 2005

•	Revenue from the JETIS contract of $1.8 million that was started in the third quarter of fiscal 2004

•	Other contract revenue decrease of $0.8 million

The decrease of revenue at the Astrotech Space Operations (“Astrotech”) business unit is primarily due to Boeing’s termination of the fixed guarantee payments to ASO. During the period ended September 30, 2003 Boeing’s total guaranteed revenue was $1.7 million. During the quarter ended September 30, 2004, Astrotech underwent scheduled downtime between launches recognizing contractually guaranteed revenues of $0.8 million and $0.6 million from missions that began in fourth quarter of fiscal year 2004 and other contract revenue of $0.3 million.

The decrease in revenue at the SGS business segment is primarily due to the closeout of the Stowage, Engineering and Decal Contract (“SEDC”) and Configuration Management (“CM”) contract in December 2003 partially offset by the PI&C contract which started in January 2004. The following summarizes the significant items:

•	Revenue decrease of $1.8 million due to the closeout of the SEDC contract in December 2003

•	Revenue decrease of $1.3 million due to the closeout of the CM contract in December 2003

•	Revenue increase of $1.4 million due to the startup of the PI&C contract in January 2004

•	Other contract revenue decrease of $0.3 million

Costs of Revenue. Costs of revenue for the three months ended September 30, 2004 decreased by 20% to approximately $10.8 million, as compared to $13.5 million for the prior year’s quarter (in millions).

	September 30, 2004	September 30, 2003	Dollar Change	Percent Change
SPACEHAB Flight Services	$7.6	$8.6	$(1.0)	(12)%
Astrotech	1.9	1.7	0.2	12%
SPACEHAB Government Services	1.2	3.1	(1.9)	(61)%
SMI	0.1	0.1	(0.0)	(0)%

	$10.8	$13.5	$(2.7)	(20)%

Costs of revenue from the SFS business segment has been adversely affected by the temporary grounding of the shuttle fleet due to the STS-107 tragedy in February 2003, partially offset by costs of revenue from the Lockheed Martin letter contract, the termination of Boeing as a subcontractor for module services, and other contract costs of revenue. The following summarizes the significant items:

•	Decrease in ReALMS costs of revenue of $6.3 million from September 30, 2003 to September 30, 2004 due to the ReALMS contract closeout

•	Costs of revenue from Lockheed Martin letter contract of $3.2 million that started in the third quarter of fiscal year 2004

•	Increase in ESP2 costs of revenue of $1.8 million due to the expected launch in May 2005

•	Costs of revenue of $0.7 million from JETIS that was started in the third quarter of fiscal 2004

•	Other costs of revenue decreases of $0.4 million, primarily resulting from the termination of Boeing as a subcontractor for module services

Astrotech’s increase in costs of revenue is due to increased mission support costs and increase in the costs of operations at the satellite processing facilities.

The decrease in costs of revenue at the SGS business segment is primarily due to the closeout of the SEDC and CM contracts in December 2003 partially offset by the PI&C contract. The following summarizes the significant items:

•	Costs of revenue decrease of $1.5 million due to the closeout of the SEDC contract in December 2003

•	Costs of revenue decrease of $1.1 million due to the closeout of the CM contract in December 2003

•	Costs of revenue increase of $1.2 million due to the startup of the PI&C contract in January 2004

•	Other costs of revenue decreases of $0.5 million due to less contract activities in first quarter 2005 as compared to first quarter of fiscal year 2004

Operating Expenses. Operating expenses, other than the recovery of non-recurring charge for the loss of the RDM, decreased to $2.0 million for the three months ended September 30, 2004 as compared to approximately $2.9 million for the three months ended September 30, 2003. The primary factors attributable to this decrease are the Company’s on-going reductions in staff and facilities. In addition, the Company recorded NASA’s settlement of the Company’s contract claim for the loss of its RDM in the Columbia accident in the amount of $8.2 million. During the period ended September 30, 2004, the Company recognized legal expenses of $0.1 million relating to its claims against NASA for loss of the RDM and response to Lloyd’s complaint regarding its payment of insurance proceeds on the accident.

For the period ended September 30, 2004, there were no significant bid and proposal efforts. In the period ended September 30, 2003, the Company incurred bid and proposal costs of $0.2 million primarily relating to the Mission Integration Contract (“MIC”) proposal. Operating expenses also are lower in this period as compared to last year’s quarter due to the Company’s ongoing cost reduction efforts and staffing reductions in selling, general and administrative expenses. Research and development expenses were immaterial for the three months ended September 30, 2004 and 2003 as the Company continued to emphasize utilizing its existing asset base and limiting new investments in research and development.

Interest Expense. Interest expense was approximately $1.5 million for the three months ended September 30, 2004 as compared to approximately $1.7 million for the three months ended September 30, 2003. The decrease in interest expense is primarily due to the amendment and partial prepayment of the mortgage loan for the Astrotech facilities which resulted in decreased interest expense in this period and on a going forward basis.

Interest and Other Income. Interest and other income was immaterial for the three months ended September 30, 2004 and September 30, 2003. Interest income is earned on the Company’s short-term investments. Interest of $0.2 million due on NASA’s indemnification under the RDM claim is included as recovery of previously recognized non-recurring loss.

Income Taxes. Based on the Company’s projected effective tax rate for fiscal year 2004, the Company recorded $0.1 million for tax expense for the three months ended September 30, 2004 as compared to a minimal tax expense during the three months ended September 30, 2003.

Net Income. Net income for the three months ended September 30, 2004 was approximately $7.0 million or $0.55 per share basic and $0.49 per share diluted on 12,574,224 and 14,247,860 shares, respectively, as compared to net income of approximately $0.7 million or $0.05 per share basic and diluted on 12,370,955 and 13,745,450 shares, respectively, for the three months ended September 30, 2003.

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

The Company currently maintains a working capital line of credit facility totaling $5.0 million in order to ensure appropriate levels of liquidity. The term of this credit facility is through August 28, 2005. Covenants include a liquidity ratio and a limited pledge of $5.6 million of the Company’s investment account. The restriction on the Company’s investment balance is limited to 111% of the Company’s borrowings on the line of credit. As of September 30, 2004, amounts unused and available under this credit facility were $2.5 million.

Cash Flows From Operating Activities. Cash used by operations for the three months ended September 30, 2004 and 2003 was $1.9 million and $2.2 million, respectively. The significant items affecting the differences in cash flows from operating activities for the three months ended September 30, 2004 as compared to the three months ended September 2003 are discussed below:

•	Net income for the three months ended September 30, 2004 was $7.0 million as compared to net income for the three months ended September 30, 2003 of $0.7 million. Included in net income for the quarter ended September 30, 2004 is $8.2 million recognized as recovery of a previously reported non-recurring loss. This amount is included in accounts receivable as of September 30, 2004 and was collected in October of 2004

•	Depreciation and amortization for the three months ended September 30, 2004 was $1.4 million as compared to $1.5 million for period ended September 30, 2003 due to some assets reaching end of useful life during the period ended September 30, 2004

•	Changes in assets for the three months ended September 30, 2004 consumed cash from operations of $5.9 million. This change is due primarily to the recording of the NASA claim settlement of $8.2 million partially offset by the decrease of accounts receivable at Astrotech due to the anticipated downtime during the period and decrease in deferred mission costs due to the launch for the JETIS project

•	Changes in liabilities for the three months ended September 30, 2004 consumed cash from operations of $4.3 million. This change is primarily due to the decrease in accounts payable and accrued expenses of $1.3 million and the decrease in deferred revenue of $3.0 million. The decrease in deferred revenue is due to the first launch for the JETIS contract during the three months ended September 30, 2004

Cash Flows From Investing Activities. For the three months ended September 30, 2004 and 2003, cash flows provided by investing activities were $0.7 million and $2.2 million, respectively. The significant items affecting the differences in cash flows from investing activities for the three months ended September 30, 2004 as compared to the three months ended September 2003 are discussed below:

•	There were minor purchases of property and equipment of $0.1 million for the three months ended September 30, 2004 as compared to $0.4 million for the three months ended September 30, 2003

•	For the period ended September 30, 2004, cash flows from investing activities were primarily generated from the sale of short-term investments of $1.0 million as compared to $2.6 million for the three months ended September 30, 2003

Cash Flows From Financing Activities. For the three months ended September 30, 2004 and 2003, cash flows provided by (used in) financing activities were $0.6 million and ($1.4) million, respectively. The significant items affecting the differences in cash flows from financing activities for the three months ended September 30, 2004 as compared to the three months ended September 2003 are discussed below:

•	For the three months ended September 30, 2004, the Company borrowed $1.0 million under the revolving credit facility as compared to $0.5 million for the three months ended September 30, 2003 used to reduce accounts payable and accrued expenses

•	For the three months ended September 30, 2004, the Company paid $0.5 million under various credit agreements as compared to $1.9 million for the three months ended September 30, 2003. This reduction is primarily due to the final payment to Alenia Spazio S.P.A during the three months ended March 31, 2004

On March 25, 2003 the Board of Directors authorized the Company to repurchase up to $1.0 million of the Company’s outstanding common stock at market prices. Any purchases under the Company’s stock repurchase program may be made from time to time, in the open market, through block trades or otherwise in accordance with applicable regulations of the Securities and Exchange Commission. As of September 30, 2004, the Company had repurchased 116,100 shares at a cost of $117,320 under the program. The Company will continue to evaluate the stock repurchase program and the funds authorized for the program.

Contract Claim. In January 2004 the Company filed a formal proceeding with NASA seeking indemnification under the Company’s ReALMS contract in the amount of $87.7 million for the value of the Company’s RDM and related equipment that was destroyed during the STS-107 Space Shuttle Columbia tragedy. NASA responded to this contract claim on October 5, 2004. NASA’s determination states that its liability is limited under the ReALMS contract to $8.0 million. The Company received payment of $8.2 million, which included $0.2 million of interest, from NASA in October 2004. The Company has the right to appeal NASA’s decision to deny its claim for indemnification in excess of $8.0 million. The appeal can be filed with either the Armed Services Board of Contract Appeals or the U.S. Court of Federal Claims. SPACEHAB is evaluating its options in appealing NASA’s determination.

Lloyd’s Complaint. In January 2004 Lloyd’s, the Company’s insurer for the RDM, filed a complaint in the United States District Court for the Western District of Washington seeking the return of the $17.7 million Lloyd’s had paid to the Company under the RDM insurance policy alleging that, among other things, (i) such proceeds were paid erroneously primarily due to the fact that NASA had not paid indemnification due to the Company prior to the payment of the insurance proceeds, (ii) the Company and its insurance broker misled Lloyd’s in issuing the policy, and (iii) the Company has not cooperated with Lloyd’s in protecting Lloyd’s right of subrogation. In February 2004 Lloyd’s withdrew its complaint from the United States District Court and filed a similar complaint in Superior Court of the State of Washington. On November 1, 2004 SPACEHAB filed a motion with the Superior Court of the State of Washington to dismiss under forum non conveniens. The Company believes that Lloyd’s complaint is without merit and will continue to respond to the complaint accordingly.

Tort Claim. On November 8, 2004 the Company filed a second claim with NASA seeking damages of $79.7 million under the Federal Tort Claims Act for the loss of the RDM resulting from NASA’s alleged negligence leading to the destruction of the Space Shuttle Columbia and the loss of the RDM. The Company’s claim represents its loss of $87.7 million less the $8.0 million recovered from NASA. Under federal tort claim procedures, NASA has statutory deadlines for responding to such claims. In the event that the Company’s administrative claim is denied, the Company would have the right to pursue the claim in the Federal District Court.

Management continues to focus its efforts on improving the overall liquidity of the Company through identifying new business opportunities within the areas of the Company’s core competencies, reducing operating expenses, and limiting cash commitments for future capital investments and new asset development. SGS was pursuing significant new contracts to provide services for the ISS. On November 5, 2003 NASA notified the Company that it was not awarded the ISS Mission Integration contract. Additionally, the Boeing team’s bid for the Cargo Mission contract with NASA, of which SGS was a subcontractor, was not selected for contract award. As the result of the loss of these contract awards, the Company has made significant adjustments to its staffing and cost base structure during the period ended December 31, 2003. The Company reduced staffing by 67 employees in the quarter ended December 31, 2003 as a result of NASA’s award decisions. On October 1, 2003 the Company announced that it would close its corporate office in Washington, D.C. by December 31, 2003 and consolidate those operations into its headquarters in Houston, Texas. The Company took these actions as part of its continuing efforts to further reduce operating expenses and improve profitability. The Company subleased its Washington, D.C. facility for the remaining lease period which is under lease through May 31, 2006. The Company has continued to restrict new capital investment and new asset development, limiting projects to those required to support current contracts and facility maintenance. Additionally, management continues to evaluate operating expenses in an effort to reduce or eliminate costs not required to effectively operate the Company.

The Company’s cash and short-term investments were approximately $6.2 million as of September 30, 2004. On October 20, 2004 the Company received $8.2 million from NASA in indemnification of losses suffered in the Space Shuttle Columbia accident. Management believes that the Company has sufficient liquidity, including cash and short-term investments and cash anticipated or expected to be generated from operations to fund ongoing operations beyond the remainder of this fiscal year. The Company also expects to utilize existing cash, cash anticipated from future operations and any potential additional proceeds from NASA in settlement of the Company’s claims related to losses in the Space Shuttle Columbia tragedy, to support strategies for new business initiatives and reduce long-term debt.

The Company’s contractual obligations as of September 30, 2004 are as follows (in thousands):

Contractual Obligations	At September 30, 2004	Remaining in Fiscal Year 2005	Fiscal Year 2006	Fiscal Year 2007	Fiscal Year 2008	Fiscal Year 2009	Thereafter
Long-term Debt	$63,250	$—	$—	$—	$63,250	$—	$—
Loan payable under credit facility	2,492	2,492	—	—	—	—	—
Mortgage Loan Payable	5,162	1,469	2,057	1,636	—	—	—
V.J.F. Russian Consultant Agreement	300	135	165	—	—	—	—
V.J.F. Russian Subcontract	1,150	750	400	—	—	—	—
Capital Leases	2	2	—	—	—	—	—
Operating leases[1]	7,372	1,880	1,348	760	441	91	2,852

Total Contractual Cash Obligations[2]	$79,728	$6,728	$3,970	$2,396	$63,691	$91	$2,852

(excluding interest payments)

1 -	For the remainder of fiscal year 2005, the Company expects to receive net payments of $0.5 million for subleases. For fiscal years 2006, 2007, and 2008, the Company expects to receive net payments of approximately $0.7 million, $0.5 million, and $0.3 million, respectively, for subleases.
2 -	Does not include commitment to Dayna Justiz, President of The Space Store, for compensation that can be earned as a result of the agreement date June 19, 2000. The agreement states that Dayna Justiz can earn up to $375,000 as additional compensation if she meets certain financial goals in the management of The Space Store, the retail arm of SMI. The yearly amount is equal to five percent of The Space Store’s “net after-tax operating income” during each fiscal year until such time an aggregate amount of $375,000 has been earned. At this time, we have not recorded a liability for this obligation due to the uncertainty of the obligation being incurred.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has no material changes to the disclosure made on this matter in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

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

Section 404 of the Sarbanes Oxley Act of 2002 requires the Company to perform an evaluation of its internal control over financial reporting and have its auditors attest to such evaluation. The Company has been actively preparing for the implementation of this requirement by, among other things, establishing an ongoing program to perform the system and process evaluation and testing necessary for compliance. The Company is not an accelerated filer under the rules of the SEC and, therefore, will not be subject to these requirements until its fiscal year ending June 30, 2006. While the Company anticipates that it will be able to comply on a timely basis with this requirement, unforeseen delays may occur which could prevent the Company from achieving timely compliance. If the Company fails to complete its evaluation on a timely basis and in a satisfactory manner, or if its auditors are unable to attest on a timely basis to the adequacy of the Company’s internal control, the Company may be subject to additional regulatory scrutiny and to a loss of public confidence in its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Contract Claim. In January 2004 the Company filed a formal proceeding with NASA seeking indemnification under the Company’s ReALMS contract in the amount of $87.7 million for the value of the Company’s RDM and related equipment that was destroyed during the STS-107 Space Shuttle Columbia tragedy. NASA responded to this contract claim on October 5, 2004. NASA’s determination states that its liability is limited under the ReALMS contract to $8.0 million. The Company received payment of $8.2 million, which included $0.2 million of interest, from NASA in October 2004. The Company has the right to appeal NASA’s decision to deny its claim for indemnification in excess of $8.0 million. The appeal can be filed with either the Armed Services Board of Contract Appeals or the U.S. Court of Federal Claims. SPACEHAB is evaluating its options in appealing NASA’s determination.

Lloyd’s Complaint. In January 2004 Lloyd’s, the Company’s insurer for the RDM, filed a complaint in the United States District Court for the Western District of Washington seeking the return of the $17.7 million Lloyd’s had paid to the Company under the RDM insurance policy alleging that, among other things, (i) such proceeds were paid erroneously primarily due to the fact that NASA had not paid indemnification due to the Company prior to the payment of the insurance proceeds, (ii) the Company and its insurance broker misled Lloyd’s in issuing the policy, and (iii) the Company has not cooperated with Lloyd’s in protecting Lloyd’s right of subrogation. In February 2004 Lloyd’s withdrew its complaint from the United States District Court and filed a similar complaint in Superior Court of the State of Washington. On November 1, 2004 SPACEHAB filed a motion with the Superior Court of the State of Washington to dismiss under forum non conveniens. The Company believes that Lloyd’s complaint is without merit and will continue to respond to the complaint accordingly.

Tort Claim. On November 8, 2004 the Company filed a second claim with NASA seeking damages of $79.7 million under the Federal Tort Claims Act for the loss of the RDM resulting from NASA’s alleged negligence leading to the destruction of the Space Shuttle Columbia and the loss of the RDM. The Company’s claim represents its loss of $87.7 million less the $8.0 million recovered from NASA. Under federal tort claim procedures, NASA has statutory deadlines for responding to such claims. In the event that the Company’s administrative claim is denied, the Company would have the right to pursue the claim in the Federal District Court.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

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

SPACEHAB, INCORPORATED

Date: November 12, 2004	/s/ Michael E. Kearney
Michael E. Kearney
President and Chief Executive Officer

/s/ Brian K. Harrington
Brian K. Harrington
Senior Vice President and Chief Financial Officer