Form 10-Q
period 2004-12-31
SPACEHAB INC \WA\
filed 2005-02-14
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission File No. 0-27206

SPACEHAB, Incorporated

(Exact name of registrant as specified in this charter)

Washington	91-1273737
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12130 Highway 3, Building 1

Webster, Texas 77598-1504

(713) 558-5000

The number of shares of Common Stock outstanding as of January 3, 2005

Class	Number of Shares Outstanding
Common Stock	12,625,928

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

SPACEHAB, INCORPORATED AND SUBSIDIARIES

DECEMBER 31, 2004 QUARTERLY REPORT ON FORM 10-Q

DEFINITIONS

As used in this Form 10-Q, the abbreviations and acronyms contained herein have the meanings set forth below. Additionally, the terms “SPACEHAB”, “the Company”, “we”, “us” and “our” refer to SPACEHAB, Incorporated and its subsidiaries, unless the context clearly indicates otherwise.

APB	Accounting Principles Board
ASO	Astrotech Space Operations
Astrotech	Astrotech Space Operations
Boeing	The Boeing Company
CCTS	Commercial Cargo Transportation Services
CE&R	Concept Exploration and Refinement
CM	Configuration Management
CMC	Cargo Mission Contract
Common Stock	SPACEHAB common stock
EELV	Evolved Expendable Launch Vehicle
EPS	Earnings Per Share
ESP2	External Stowage Platform 2
FASB	Financial Accounting Standards Board
FCSD	Flight Crew Systems Development
ICC	Integrated Cargo Carrier
ISS	International Space Station
JAXA	Japan Aerospace Exploration Agency
JE	Johnson Engineering Corporation
JETIS	Japanese Experiment Thermal Incubator Service
Lloyd’s	Lloyd’s of London
Lockheed Martin	Lockheed Martin Corporation
MIC	Mission Integration Contract
NASA	National Aeronautics and Space Administration
ORU	Orbital Replacement Unit
PI&C	Program Integration and Control
RDM	Research Double Module
ReALMS	Research and Logistics Mission Support
SEC	Securities and Exchange Commission
SEDC	Stowage, Engineering and Decal Contract
SFAS	Statement of Financial Accounting Standards
SFS	SPACEHAB Flight Services
SGS	SPACEHAB Government Services
SMI	Space Media, Inc.
SPF	Spacecraft Processing Facility

PART 1: FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2004 (unaudited)	June 30, 2004
ASSETS
Cash and cash equivalents	$—	$506
Restricted cash	558	430
Short-term investments	6,056	5,037
Restricted short-term investments	—	1,604
Accounts receivable, net	8,109	7,878
Prepaid expenses and other current assets	957	495

Total current assets	15,680	15,950
Property and equipment, net of accumulated depreciation and amortization of $52,332 and $49,755, respectively	77,598	79,600
Deferred financing costs, net	1,019	1,163
Other assets, net	2,356	3,212

Total assets	$96,653	$99,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving loan payable	$—	$1,445
Mortgage loan payable, current portion	1,946	1,946
Accounts payable	2,009	2,424
Accounts payable-EADS	2,215	3,262
Accrued interest	1,098	1,108
Accrued expenses	2,345	3,600
Accrued subcontracting services	2,991	2,176
Deferred revenue, current portion	2,643	6,340

Total current liabilities	15,247	22,301
Accrued contract cost and other	264	372
Deferred revenue, net of current portion	—	900
Mortgage loan payable, net of current portion	2,733	3,692
Convertible subordinated notes payable	63,250	63,250

Total liabilities	81,494	90,515
Commitments and contingencies
Stockholders’ equity
Preferred Stock, no par value, convertible, 2,500,000 shares authorized, 1,333,334 shares issued and outstanding, (liquidation preference of $12,000)	11,892	11,892
Common stock, no par value, 30,000,000 shares authorized, 12,625,928 and 12,688,062 shares issued, respectively	83,827	83,751
Less treasury stock, 116,100 and 116,100 shares, respectively	(117)	(117)
Unrealized loss on available-for-sale securities	(38)	—
Additional paid-in capital	16	16
Accumulated deficit	(80,421)	(86,132)

Total stockholders’ equity	15,159	9,410

Total liabilities and stockholders’ equity	$96,653	$99,925

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Revenue	$13,138	$32,816	$26,171	$51,666
Costs of revenue	10,721	12,830	21,507	26,357

Gross profit	2,417	19,986	4,664	25,309

Operating expenses
Selling, general and administrative	2,269	3,403	4,235	6,335
Research and development	8	2	16	2
Goodwill impairment	—	8,274	—	8,274
Impairment of investment in Guigne	—	1,800	—	1,800
Recovery of nonrecurring charge, loss of Research Double Module	—	—	(8,244)	—

Total operating expenses	2,277	13,479	(3,993)	16,411

Income from operations	140	6,507	8,657	8,898
Interest expense	(1,428)	(2,859)	(2,886)	(4,599)
Interest and other income, net	39	42	81	75

Income (loss) before income taxes	(1,249)	3,690	5,852	4,374
Income tax expense	—	(222)	(142)	(240)

Net income (loss)	$(1,249)	$3,468	$5,710	$4,134

Income (loss) per share:
Net income (loss) per share – basic	$(0.10)	$0.28	$0.45	$0.33

Shares used in computing net income (loss) per share – basic	12,609,863	12,401,291	12,592,044	12,386,123

Net income (loss) per share – diluted	$(0.10)	$0.25	$0.40	$0.30

Shares used in computing net income (loss) per share – diluted	12,609,863	13,897,126	14,200,519	13,810,998

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended December 31,
	2004	2003
Cash flows from operating activities
Net income	$5,710	$4,134
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	—	8,274
Impairment of investment in Guigne	—	1,800
Loss on hedge investment	—	793
Amortization of debt placement costs	—	472
Depreciation and amortization	2,689	2,825
Loss on asset sales and write-offs	29	356
Changes in assets and liabilities:
Increase in accounts receivable	(231)	(93)
Increase in prepaid expenses and other current assets	(462)	(444)
Decrease in other assets	856	205
Decrease in accounts payable, accounts payable-EADS and accrued expenses	(2,727)	(5,025)
Increase in accrued subcontracting services	815	243
Decrease in deferred revenue	(4,597)	(3,624)
Decrease in long-term contracts costs and other liabilities	(108)	(60)

Net cash provided by operating activities	1,974	9,856

Cash flows from investing activities
Payments for flight assets under construction	(62)	(74)
Purchases of property, equipment and leasehold improvements	(524)	(684)
Proceeds received from sale of property and equipment	15	46
Sale of short-term investments	547	5,040
Increase in restricted cash	(128)	(1,734)

Net cash provided by (used in) investing activities	(152)	2,594

Cash flows from financing activities
Proceeds from (repayment of) revolving loan payable, net	(1,445)	3,989
Payment of mortgage loan	(959)	(10,578)
Payment of convertible notes payable to shareholder	—	(1,327)
Proceeds from issuance of common stock, net of expenses	76	44
Purchase of treasury stock	—	(6)

Net cash used in financing activities	(2,328)	(7,878)

Net change in cash and cash equivalents	(506)	4,572
Cash and cash equivalents at beginning of period	506	1,301

Cash and cash equivalents at end of period	$—	$5,873

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Incorporated in 1984, SPACEHAB was the first company to commercially develop, own and operate pressurized space habitat modules which serve the international community in supporting both manned and unmanned missions to space. SPACEHAB and its subsidiaries provide the following services:

•	Access to space through the use of research and logistics modules and carriers

•	Expertise on space architectures, habitability and occupational challenges of space

•	Facility operations and spacecraft processing services

•	Engineering, analysis, and space payload transportation services

•	Program integration and control

•	Space equipment and product design and development

•	Space media, education, and retail goods

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

The Company sells research and logistics services to NASA and commercial customers who want to use the modules and carriers in space. In addition to our flight assets, we offer a full range of ground-based pre- and post-flight experiment and payload processing services and in-flight operations support. As of December 31, 2004, SPACEHAB modules and ICCs have flown on 18 missions on the space shuttle, including 12 logistics missions (five to the ISS and seven to the Russian space station Mir).

SPACEHAB provides commercial satellite processing facilities and services through its wholly-owned subsidiary, Astrotech Space Operations, Inc. (“Astrotech” or “ASO”). Astrotech is a commercial provider of satellite processing services in the United States, supplying the facilities and services used in the launch preparation of spacecraft. Astrotech offers customers an alternative to using government-owned facilities and serves payload customers launching on a wide range of expendable launch vehicles including Atlas, Delta, Pegasus, Sea Launch, and Taurus, as well as secondary payloads flown on the space shuttle. In fiscal year 2002, Astrotech completed construction of a state-of-the-art processing facility in Titusville, Florida to process larger five-meter class satellites and payload fairings for the Evolved Expendable Launch Vehicle (“EELV”) programs. With more than 220 satellites processed, ASO diversifies SPACEHAB’s customer base and broadens our core competencies.

SPACEHAB Government Services (“SGS”) provides engineering support services for the U.S. Government and various commercial industries. As a NASA contractor for over 30 years, this unit offers a wide array of products and services in the engineering, program integration and control, and product development disciplines. Specifically, SGS manages projects in need of comprehensive engineering solutions and provides unique capabilities such as specialty engineering, hardware design and development, and configuration and data management.

Space Media, Inc. (“SMI”), a majority-owned subsidiary intended to create proprietary space-themed content for education and commerce, now provides the space enthusiast with a variety of services. These services range from outfitting a comprehensive space exhibit to providing astronaut appearances and product endorsements including an online retailing outlet, TheSpaceStore.com. This website and retail store, adjacent to NASA’s Johnson Space Center in Houston, offers more than 500 products, providing distinctive and personalized gifts, clothing, mission patches, and more. Through the STARS Program, SMI also provides educational and outreach services to schools around the globe.

2. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, except as discussed elsewhere within, necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and subsidiaries (“SPACEHAB” or the “Company”) as of December 31, 2004, and the results of its operations and cash flows for the periods ended December 31, 2004 and 2003. However, the condensed consolidated financial statements are unaudited and do not include all related footnote disclosures. Certain amounts presented for prior periods have been reclassified to conform with the fiscal year 2005 presentation.

The consolidated results of operations for the three and six month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the full year. The Company’s results of operations have fluctuated significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

The Company’s cash and short-term investments were approximately $6.6 million, of which $0.6 million is restricted, as of December 31, 2004. Management believes that the Company has sufficient liquidity, including cash and short-term investments, advances available under the Company’s revolving credit facility, and cash anticipated or expected to be generated from operations to fund ongoing operations beyond the remainder of this fiscal year. We also expect to utilize existing cash and cash anticipated from future operations, to support strategies for new business initiatives and reduce long-term debt.

3. Earnings per Share

The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three and six month periods ended December 31, 2004 and 2003 (in thousands, except per share data):

	Three months ended December 31, 2004			Three months ended December 31, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income (loss) available to common stockholders	$(1,249)	12,609,863	$(0.10)	$3,468	12,401,291	$0.28
Effect of dilutive securities:
Convertible notes payable	—	—	—	—	—	—
Options and warrants, using the treasury stock method	—	—	—	—	162,501	—
Convertible preferred shares	—	—	—	—	1,333,334	—

Diluted EPS:
Income (loss) available to common stockholders	$(1,249)	12,609,863	$(0.10)	$3,468	13,897,126	$0.25

	Six months ended December 31, 2004			Six months ended December 31, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income available to common stockholders	$5,710	12,592,044	$0.45	$4,134	12,386,123	$0.33
Effect of dilutive securities:
Convertible notes payable	—	—	—	—	—	—
Options and warrants, using the treasury stock method	—	275,141	—	—	91,541	—
Convertible preferred shares	—	1,333,334	—	—	1,333,334	—

Diluted EPS:
Income available to common stockholders	$5,710	14,200,519	$0.40	$4,134	13,810,998	$0.30

Convertible notes payable outstanding as of December 31, 2004, convertible into 4,642,202 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the three and six months ended December 31, 2004 and 2003, as the conversion price of the convertible notes payable per share were greater than the average market price of the common shares during the periods.

Options to purchase 1,383,559 shares of common stock, at prices ranging from $1.75 to $11.75 per share, were outstanding at December 31, 2004 but were not included in diluted EPS for the three months ended December 31, 2004 as they were anti-dilutive to the Company’s net loss. The options expire between July 2, 2005 and August 16, 2014.

Options to purchase 1,308,559 shares of common stock, at prices ranging from $2.31 to $11.75 per share, were outstanding at December 31, 2004 but were not included in diluted EPS as the option prices were greater than the average market price of the common shares during the six months ended December 31, 2004. The options expire between July 2, 2005 and August 16, 2014.

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

4. Revenue Recognition

SPACEHAB’s business units’ revenue is derived primarily from long-term contracts with the U.S. Government, U.S. Government contractors, and commercial customers. Revenue under these contracts are recognized using the methods described below. Estimating future costs and, therefore, revenues and profits is a process requiring a high degree of management judgment. Management bases its estimate on historical experience and on various assumptions that are believed to be reasonable under the circumstances including the negotiation of an equitable adjustment on the Research and Logistics Mission Support (“ReALMS”) contract which was added to the contract as a pricing amendment due to the delay in the return to flight of the space shuttle. Costs to complete include, when appropriate, material, labor, subcontracting costs, lease costs, commissions, insurance and depreciation. Our business segment personnel perform periodic contract status and performance reviews. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period that the change in estimate occurs.

A Summary of Revenue Recognition Methods Follows:

Business Segment	Services/Products Provided	Contract Type	Method of Revenue Recognition
SPACEHAB Flight Services	Commercial Space Habitat Modules, Integration & Operations Support Services	Firm Fixed Price	Percentage-of-completion based on costs incurred

Astrotech Space Operations	Payload Processing Facilities	Firm Fixed Price – Mission Specific Firm Fixed Price – Guaranteed Number of Missions	Ratably, over the occupancy period of a satellite within the facility from arrival through launch For multi-year contract payments recognized ratably over the contract period

SPACEHAB Government Services	Configuration Management, Engineering Services	Cost Plus Award/Fixed Fee	Reimbursable costs incurred plus award/fixed fee

Space Media, Inc.	Space-Themed Commercial Products/Activities	Retail	Internet and retail sales recognized when goods are shipped

For the three and six months ended December 31, 2004, the Company recognized revenue of approximately $0.3 million and $2.1 million, respectively under the Japanese Experiment Thermal Incubator Service (“JETIS”) contract with the Mitsubishi Corporation, representing the Japanese Aerospace Exploration Agency (“JAXA”), that was entered into in 2000. Subsequent to the suspension of the space shuttle flights and destruction of SPACEHAB’s RDM, we contracted for construction of certain space research equipment, for research space aboard the ISS, and for up to three Russian Progress cargo missions with V.J.F. Russian Consulting who is representing RSC Energia, a major Russian aerospace manufacturer and mission operator. Revenue on this contract is recognized on the percentage-of-completion method as costs are incurred.

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

For the period ended March 31, 2003, the Company recognized a non-recurring charge of $50.3 million net of insurance proceeds, on the loss of its RDM in the Space Shuttle Columbia accident. Upon notification by NASA of its acceptance of the Company’s claim for indemnification of $8.0 million plus interest of $0.2 million, the Company recognized a recovery of $8.2 million of previously recognized loss in the period ended September 30, 2004. The Company received payment of the $8.2 million accounts receivable established for the period ended September 30, 2004 in October 2004.

5. Statements of Cash Flows - Supplemental Information

(a)	Cash paid for interest costs was $2.7 million and $3.3 million for the six months ended December 31, 2004 and 2003, respectively. The Company did not capitalize any interest costs during the six months ended December 31, 2004 or 2003.

(b)	The Company paid an immaterial amount of income taxes for the six months ended December 31, 2004 and paid no income taxes the six months ended December 31, 2003.

6. Credit Facilities

On August 29, 2002 the Company entered into a $5.0 million line of credit with a financial institution. The term of this credit facility is through August 28, 2005. Covenants include a liquidity ratio and a limited pledge of $5.6 million of the Company’s investment account. The restriction on the Company’s investment balance is equal to 111% of the Company’s borrowings on the line of credit. In June 2004 the credit agreement was amended again to remove the financial covenant on capital expenditures. As of December 31, 2004 the outstanding balance on this line of credit was $0.0 million, and the restricted investment balance was $0.0 million. The weighted average interest rate for the six months ended December 31, 2004 was 5.1%. This credit facility was replaced with a new revolving credit facility from another financial institution in February 2005. The new revolving credit facility provides for loans up to $5.0 million secured by the Company’s accounts receivable. See Note 12.

On August 30, 2001 our Astrotech subsidiary completed a $20.0 million financing of its Spacecraft Processing Facility (“SPF”) expansion project in Titusville, Florida (the “term loan”) with a financial institution. The proceeds of this financing were used to complete the construction of the SPF and supporting infrastructure. The term loan was collateralized primarily by the multi-year payload processing contracts with The Boeing Company (“Boeing”) and Lockheed Martin and by the building. The net book value of the building as of December 31, 2004 was $37.4 million. Interest accrued on the outstanding principal balance at a LIBOR-based rate, adjusted quarterly. The term loan was scheduled to mature on January 15, 2011. The term loan was converted from a construction loan to a term loan on December 31, 2001. Amortization of term loan principal began on January 15, 2002 on a quarterly basis through the maturity date.

On October 1, 2003 Astrotech was notified by Boeing that it was exercising its termination rights with regards to its financial guarantees under the contract agreement with Astrotech for payload processing support services for the Delta launch vehicle program. Boeing indicated that the decision to terminate its guarantees for future Astrotech services was based on the downturn of the commercial expendable launch market rather than performance related considerations. Astrotech was in full compliance with the contract terms at the time of the termination. Under the contract provision related to termination of its financial guarantees, Boeing paid Astrotech $17.5 million representing consideration of future contract payments previously used to collateralize the obligation. On December 31, 2003 the Company repaid $9.5 million of principal on the term loan.

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

The term loan agreement was amended on January 29, 2004, whereby the maturity date was shortened to January 2007, the interest rate was fixed at 5.5% and the hedge requirement was eliminated. For the fiscal year ended June 30, 2004, approximately $11.4 million of principal was repaid and the outstanding balance was $5.6 million as of

June 30, 2004. For the six months ended December 31, 2004, approximately $0.9 million was repaid and the outstanding balance was $4.6 million as of December 31, 2004.

7. Segment Information

Based on our organization, we operate in four business segments: SFS, Astrotech, SGS, and SMI. SFS was founded to commercially develop space habitat modules to operate in the cargo bay of the space shuttles. SFS provides access to the modules and integration and operations support services for both NASA and commercial customers. Astrotech provides payload processing facilities and services to serve the satellite manufacturing and launch services industry. SGS is primarily engaged in providing engineering services and products to the Government including NASA. SMI was established in April 2000 to develop space-themed commercial business activities.

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

Three Months Ended December 31, 2004 (in thousands):	Revenue	Income (Loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SPACEHAB Flight Services	$8,701	$1,345	$30,898	$698
Astrotech	2,510	354	46,335	519
SPACEHAB Government Services	1,619	297	61	7
Space Media	308	32	—	—
Corporate and Other	—	(3,277)	304	83

	$13,138	$(1,249)	$77,598	$1,307

Three Months Ended December 31, 2003 (in thousands):	Revenue	Income (Loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SPACEHAB Flight Services	$10,594	$2,642	$32,756	$749
Astrotech	18,739	12,354	47,852	492
SPACEHAB Government Services	3,243	(5,169)	138	16
Space Media	240	23	—	—
Corporate and Other	—	(6,160)	565	152

	$32,816	$3,690	$81,311	$1,409

Six Months Ended December 31, 2004 (in thousands):	Revenue	Income (Loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SPACEHAB Flight Services	$18,344	$11,492	$30,898	$1,396
Astrotech	4,222	123	46,335	1,031
SPACEHAB Government Services	3,157	525	61	13
Space Media	448	11	—	—
Corporate and Other	—	(6,299)	304	175

	$26,171	$5,852	$77,598	$2,615

Six Months Ended December 31, 2003 (in thousands):	Revenue	Income (Loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SPACEHAB Flight Services	$22,371	$6,029	$32,756	$1,452
Astrotech	22,112	13,417	47,852	994
SPACEHAB Government Services	6,776	(5,407)	138	38
Space Media	407	(10)	—	—
Corporate and Other	—	(9,655)	565	341

	$51,666	$4,374	$81,311	$2,825

8. Stock – Based Compensation

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

If compensation costs for the Company’s stock options were determined based on SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and earnings per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income (loss), as reported	$(1,249)	$3,468	$5,710	$4,134
Deduct: Total stock-based compensation expense determined under fair value based Method (SFAS No. 123) for all awards, net of related tax effects	(55)	(82)	(87)	(173)

Pro forma net income (loss)	$(1,304)	$3,386	$5,623	$3,961

Earnings per share:
Basic - as reported	$(0.10)	$0.28	$0.45	$0.33
Diluted - as reported	$(0.10)	$0.25	$0.40	$0.30

Basic - pro forma	$(0.10)	$0.27	$0.45	$0.32
Diluted - pro forma	$(0.10)	$0.24	$0.40	$0.29

9. Stock Repurchase

On March 25, 2003 the Board of Directors authorized the Company to repurchase up to $1.0 million of the Company’s outstanding common stock at market prices. Any purchases under the Company’s stock repurchase program may be made from time to time, in the open market, through block trades or otherwise in accordance with applicable regulations of the Securities and Exchange Commission (“SEC”). For the three and six months ended December 31, 2004, the Company did not repurchase any shares. As of December 31, 2004, the Company had repurchased 116,100 shares at a cost of $117,320 under the program.

10. Related Party Transaction

The Company engaged in certain transactions with directors, executive officers, shareholders, and certain former officers during the three months ended December 31, 2004. Following is a description of these transactions:

EADS Space Transportation

Dr. Graul, a member of SPACEHAB’s Board of Directors, is the Executive Vice President for EADS Space Transportation.

EADS provides unpressurized payload and integration efforts to SPACEHAB on a fixed-price basis in addition to providing engineering services as required. For the three months ended December 31, 2004 and 2003, EADS’s payload and integration services included in cost of revenue were approximately $2.9 million and $2.0 million, respectively.

V.J.F. Russian Consulting

On January 30, 2004 the Company entered into a subcontract agreement with V.J.F. Russian Consulting. The president of V.J.F. Russian Consulting, Vladimir Fishel, is a former Vice President of SPACEHAB who at the time of entering into a part-time employment agreement for other consulting activities was receiving severance payments from the Company on a part-time employment arrangement for other consulting activities. The services being provided under the subcontract agreement (valued at $2.6 million) is in support of a contract that SPACEHAB has with the Mitsubishi Corporation in support of JAXA. The amount paid for the three months ended December 31, 2004 was $0.1 million.

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

Total commitments under the consulting agreement are $0.4 million, of which $0.1 million was paid in the three months ended December 31, 2004.

11. Recent Accounting Pronouncement

The FASB has issued Statement 123 (revised 2004), Share-Based Payment. Statement 123(R) will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost will be based on the fair value of the equity or liability instruments issued. The effective date for Statement 123(R) for the Company is the fiscal year beginning July 1, 2005. The Company has not yet made an assessment as to the impact on the Company’s financial statements.

12. Subsequent Events

Bank Credit Facility. On February 11, 2005 the Company entered into a revolving credit facility with a bank providing for loans up to $5.0 million secured by the Company’s accounts receivable. Funds available under the revolving credit facility are limited to 80% of eligible accounts receivable and the Company is subject to various financial and other covenants including a minimum tangible net worth covenant, a cash flow coverage covenant, and a secured debt coverage covenant.

The new revolving credit facility replaces the $5.0 million revolving credit facility secured by short term investments with previous credit facility. The Company expects to transfer most of its deposit and investment accounts to bank.

Space Shuttle Return to Flight Activities. SPACEHAB received authorization to proceed on integration and operations activities for the STS-116 mission currently manifested for February 2006. This contract milestone officially kicks off a 13-month processing template for flight of the ICC and the logistics single module, slated to ferry key provisions and equipment to the ISS. In addition, the Company was authorized new contract work to add a deployable stowage platform to STS-118 scheduled for launch in July 2006 that will hold spare parts on the International Space Station.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the unaudited consolidated financial statements and the notes thereto included in this report.

OVERVIEW

This document may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including (without limitation) statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources.” Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. In addition to those risks and uncertainties discussed herein, such risks and uncertainties include, but are not limited to, whether the Company will fully realize the economic benefits under its NASA and other customer contracts, continued utilization by NASA and others of the Company’s habitat modules and related commercial space assets, completion of the ISS, continued availability and use of the U.S. space shuttle system, technological difficulties, product demand and market acceptance risks, the effect of economic conditions, uncertainty in government funding and the impact of competition, delays and uncertainties in future space shuttle and ISS programs, uncertainties related to the Government’s commitment to President Bush’s vision for space exploration, and resolution of the Company’s claims against NASA arising from the loss of the Columbia orbiter and its crew during the STS-107 mission.

Management is pleased that the White House issued a new vision for U.S. space leadership. SPACEHAB views the President’s commitment to space exploration, the human spaceflight program, and the plan for missions to the Moon, Mars, and beyond as positive indicators that will reinvigorate the space program, likely yielding benefits to the aerospace and space commerce industries. The vision provides NASA with a clear focus, stabilizes the NASA Program, and supplies increased funding for the new pursuits.

We believe the impacts of this vision will materialize over time, and SPACEHAB management will continue to align its business direction to remain a constructive force in the human spaceflight program. In the long term, management believes that the Company’s core competencies offer opportunities to continue to provide high-value services as well as to design, build, and operate assets that could support initiatives beyond low earth orbit. SPACEHAB plans to pursue these new opportunities aggressively. In the near term, SPACEHAB’s primary objective is to continue providing services to NASA and the space community in support of the space shuttle and ISS programs. Even with the renewed vision, the Company expects that the space shuttle and ISS will remain an integral part of the human spaceflight program through at least 2010. SPACEHAB is currently supporting four of the next six scheduled space shuttle flights and is pursuing additional missions that will be important for completing the final assembly and beginning operation of the ISS. In January 2005 SPACEHAB received authorization to proceed on integration and operations activities for the STS-116 mission currently manifested for February 2006. In addition, the Company was authorized new contract work to add a deployable stowage platform to STS-118 scheduled to launch in July 2006 that will hold spare parts on the International Space Station.

SPACEHAB is also actively engaged in defining commercial cargo transportation services (“CCTS”) solutions to ISS on-orbit re-supply and return requirements which could more effectively be satisfied independent of the space shuttle transportation system. These activities, some of which leverage the Company’s international strategic partnerships and intellectual property rights, include the development of an affordable cargo delivery system based on an expendable launch vehicle, the Russian Progress family of carriers, and a SPACEHAB payload integration architecture to transport pressurized and unpressurized cargo to and from the ISS. Management further believes that the Company’s experience and expertise in the conceptual design, development, ground processing, and on-orbit operations support of payload and crew accommodations position it well for a role in the development of NASA’s Crew Exploration Vehicle, the envisioned next phase in human exploration of space.

During the six months ended December 31, 2004, the SFS Space Commerce Development group was awarded a six-month NASA study contract valued at approximately $1.0 million to support the space agency’s new exploration initiatives. As one of a handful of the proposals selected from the multitude submitted, SPACEHAB will define concepts for accomplishing human lunar exploration with a focus on innovative solutions and commercial approaches that could be extensible to Mars and beyond. The Company has been notified of NASA’s intent to award a contract option for an additional six-month effort also expected to be valued at nearly $1.0 million.

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

Business Segments

Following is a brief discussion of each of our four business segments, including a list of key factors that have affected, and are expected to continue to affect, their respective earnings and cash flows. We also present a brief discussion of our corporate-level expenses along with a summary of our current liquidity position and items that could impact our liquidity position in fiscal year 2005 and beyond. This “Overview” section is merely a summary and should be read together with the remainder of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the audited consolidated financial statements, including the notes thereto, and the other information included in the Company’s Form 10-K for year ended June 30, 2004.

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

We also offer on a space-available basis for each mission, access to space aboard the space shuttle, Russian Progress, and European Space Agency ATV cargo vehicles under commercial contracts with non-NASA customers, including both government and private customers. Commercial contracts with non-NASA customers will continue to be established directly between SPACEHAB and its commercial customers.

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

The primary factors impacting our SFS earnings and cash flows are the number of space shuttle missions flown and the configuration of the cargo handling and research logistics required for each mission. Our revenues and earnings, if any, from each mission are dependent upon the space assets required in the cargo or research logistics configuration and the mission support services required to employ those assets. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business unit include:

•	Congress’ funding for NASA and the allocation of that funding to ISS operations and space shuttle cargo missions

•	The return to flight of the U.S. Space Shuttle

•	The role of international space research projects flying on future space shuttle and on Russian and European Space Agency missions

•	The growth of space exploration programs within NASA and NASA’s commitment to the Nation’s Vision on Space Exploration regarding enhancement of the role of commercial enterprise in space exploration programs

•	Our ability to control our capital expenditures, particularly those for spare or replacement parts for space assets

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

The earnings and cash flows generated from our Astrotech operations are related to the number of commercial satellite launches, which reflects the growth in the satellite-based communication industries, and the requirement to replace aging satellites. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business include:

•	Our ability to control our capital expenditures, which primarily are limited to maintenance and safety, environmental and reliability projects, and other costs through disciplined management and safe, efficient operations

•	The continuing unavailability of government-owned facilities at the major domestic launch sites that can offer compatible services, leading to an increase in government use of Astrotech services

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

Liquidity. As of December 31, 2004 we had cash on hand and in short-term investments of $6.6 million. Our $5.0 million revolving credit facility had a balance drawn of $0.0 million as of December 31, 2004. Our ability to maintain sufficient liquidity in the future will depend on a number of factors including our ability to acquire future business, control our costs and manage capital expenditures, the return to flight of the space shuttle, and the continued activity in the commercial and governmental satellite launch industry.

We expect that our operating cash flows over the remainder of the current fiscal year will be sufficient to satisfy our capital expenditures, debt maturities, interest expenses, and operating commitments. In February 2005 we entered into a new $5.0 million revolving credit facility, replacing our previous revolving credit facility. This new revolving credit facility is secured by our accounts receivable and is subject to various financial and other covenants, including a minimum tangible net worth covenant, a cash flow covenant, and a secured debt coverage covenant. The new revolving credit agreement provides access to previously restricted cash and short term investments and to advances secured by accounts receivable, significantly enhancing the Company’s liquidity.

Over the longer term we believe that the space shuttle return to flight and the Nation’s Vision for Space Exploration will lead to increased activity and related cash flows from operations for our SFS business segment. The Company expects to be awarded a six month extension of its contract with NASA for the study of the space agency’s new exploration initiatives; additions to its contract with Lockheed Martin for ISS configuration hardware and contract additions in its satellite processing business, reflecting increased activity in the space exploration and commercial satellite industries. However, there can be no assurance that the space shuttle will return to flight in the near term or that we will be able to win future contracts with NASA, other national space agencies, or commercial space enterprises, or to successfully exploit other business opportunities. Failure to achieve such events would have a material adverse effect on our financial condition and results of operations and could adversely affect our ability to redeem our subordinated convertible notes when they mature in October 2007.

Revenue

The Company’s revenue for the six months ended December 31, 2004 and 2003 was generated primarily from the ReALMS contract, Lockheed Martin letter contract, and contracts with related commercial customers in the SFS segment; the remaining contracts under the Flight Crew Systems Development (“FCSD”) contract and the PI&C contract in the SGS segment; and its contract with Lockheed Martin in the Astrotech segment and other commercial satellite providers. Revenue for SMI was immaterial for the six months ended December 31, 2004 and 2003. Astrotech recognized scheduled idle time at its facilities during the six months ended December 31, 2004, recognizing revenue primarily from the pro-rata guarantee under its contract with Lockheed Martin. Also, during the period, there were launch delays that affected planned revenue that is expected to materialize in the upcoming months.

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

During the three and six months ended December 31, 2004, deferred revenue decreased by $1.6 million and $4.6 million, respectively, as the Company recognized revenue on contracts where milestone payments had been received in prior periods. Management expects further reduction of deferred revenue through the remainder of the next fiscal year which will result in revenue recognition on contracts for which the related cash was received in a prior period.

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

Non Recurring Charge

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

RESULTS OF OPERATIONS

For the three months ended December 31, 2004 as compared to the three months ended December 31, 2003.

Revenue. Revenue decreased approximately 60% to $13.1 million as compared to $32.8 million for the three months ended December 31, 2004 and 2003, respectively (in millions).

	December 31, 2004	December 31, 2003	Dollar Change	Percent Change
SPACEHAB Flight Services	$8.7	$10.6	$(1.9)	(18%)
Astrotech Space Operations	2.5	18.8	(16.3)	(87%)
SPACEHAB Government Services	1.6	3.2	(1.6)	(50%)
Space Media	0.3	0.2	0.1	50%

	$13.1	$32.8	$(19.7)	(60%)

Revenue from the SFS business segment has been adversely affected by the temporary grounding of the shuttle fleet due to the STS-107 tragedy in February 2003, partially offset by revenue from the Lockheed Martin letter contract, and other contract revenue. Even though the shuttle fleet was grounded for the three months ended December 31, 2004 and three months ended December 31, 2003, there is a significant difference in revenue due to how NASA proceeded with the grounding of the shuttle fleet. For the three months ended December 31, 2003, the Company was operating as if the shuttle would return to flight in the near term which resulted in higher revenue due to the products and services that were being required to be delivered to NASA in preparation for the return to flight. For the period ended December 31, 2004, the Company was required to deliver fewer products and services to NASA due to a deferred return to flight schedule. The following summarizes the significant items:

•	Decrease in ReALMS revenue of $8.6 million in the three months ended December 31, 2004 compared to the three months ended December 31, 2003 due to the termination of the ReALMS contract in January 2004

•	Increase in Lockheed Martin contract revenue of $6.2 million in the three months ended December 31, 2004 compared to the three months ended December 31, 2003 due to the startup of the contract in February 2004

•	Increase on ESP2 revenue of $1.5 million in the three months ended December 31, 2004 compared to the three months ended December 31, 2003 due to the launch scheduled for May or June 2005

•	Increase in revenue from the JETIS contract of $0.3 million that was started in the third quarter of fiscal year 2004

•	Increase in revenue from Concept Exploration and Refinement (“CE&R”) contract of $0.5 million that was started in the first quarter of fiscal year 2005

•	Other contract revenue decrease of $1.8 million, mainly due to the cancellation of the RDM’s planned second mission under the ReALMS contract

The decrease of revenue at the Astrotech business unit is primarily due to Boeing’s termination of the fixed guarantee payments to ASO and the number of satellites processed during the period ending December 31, 2004 and 2003.

•	Revenue decrease of $17.5 million due to the one time payout received due to the cancellation by Boeing of its financial guarantees

•	Revenue increase of $1.3 million due to two satellite missions being processed for the period ended December 31, 2004 as compared to only one mission that started processing at the end of the same period last year

The decrease in revenue at the SGS business segment is primarily due to the closeout of the Stowage, Engineering and Decal Contract (“SEDC”) and Configuration Management (“CM”) contract in December 2003 partially offset by the PI&C contract which started in January 2004. The following summarizes the significant items:

•	Revenue decrease of $2.6 million due to the closeout of the SEDC and CM contracts in December 2003

•	Other contract revenue decrease of $0.3 million

•	Revenue increase of $1.3 million under the PI&C contract

Revenue for our SMI business unit increased by $0.1 million from increased advertising efforts and participation through Amazon.com and other e-retail affiliations.

Costs of Revenue. Costs of revenue for the three months ended December 31, 2004 decreased by 16% to approximately $10.7 million, as compared to $12.8 million for the prior year’s quarter (in millions).

	December 31, 2004	December 31, 2003	Dollar Change	Percent Change
SPACEHAB Flight Services	$7.3	$8.1	$(0.8)	(10%)
Astrotech Space Operations	2.1	2.0	0.1	5%
SPACEHAB Government Services	1.2	2.6	(1.4)	(54%)
Space Media	0.1	0.1	—	0%

	$10.7	$12.8	$(2.1)	(16%)

Costs of revenue from the SFS business segment has been affected by the temporary grounding of the shuttle fleet due to the STS-107 tragedy in February 2003, partially offset by costs of revenue from the Lockheed Martin letter contract, the termination of Boeing as a subcontractor for module services, and other contract costs of revenue. The following summarizes the significant items:

•	Decrease in costs of revenue for shuttle related mission work performed by Boeing of $4.1 million due to subcontract termination

•	Increase in costs of revenue for shuttle related mission work performed by EADS of $2.2 million due to the scheduled launch of STS-114 in May 2005

•	Increase in costs of revenue for shuttle related missions for in-house engineering labor of $1.2 million

•	Other costs of revenue decreases of $0.1 million

Astrotech’s increase of $0.1 million in costs of revenue is due to increased mission support costs and increase in the costs of operations at the satellite processing facilities.

The decrease in costs of revenue at the SGS business segment is primarily due to the closeout of the SEDC contract in December 2003. The following summarizes the significant items:

•	Costs of revenue decrease of $1.1 million due to the closeout of the SEDC contract in December 2003

•	Other costs of revenue decreases of $0.3 million due to less contract activities in second quarter 2005 as compared to second quarter of fiscal year 2004

Cost of revenue from our SMI business unit were generally unchanged in the current quarter as compared to the prior quarter.

Operating Expenses. Operating expenses decreased to $2.3 million for the three months ended December 31, 2004 as compared to approximately $13.5 million for the three months ended December 31, 2003. The primary factors causing this decrease are the Company’s recording a goodwill write-down of $8.3 million and a asset impairment of $1.8 million for its investment in Guigne during the quarter ended December 31, 2003. Additionally, operating expenses are lower in the quarter ended December 31, 2004 compared to last year’s quarter due to the Company’s ongoing cost reduction efforts and staffing reductions in selling, general and administrative expenses. Research and development expenses were immaterial for the three months ended December 31, 2004 and 2003 as the Company continued to emphasize utilizing its existing asset base and limiting new investments in research and development. In the three months ended December 31, 2004, the Company recognized legal expenses of $0.3 million relating to its claims against NASA for loss of the RDM and response to Lloyd’s complaint regarding its payment of insurance proceeds on the accident.

Interest Expense. Interest expense was approximately $1.4 million for the three months ended December 31, 2004 as compared to approximately $2.9 million for the three months ended December 31, 2003. The decrease in interest expense is primarily due to the loss of hedge accounting on a portion of the interest rate swap for the mortgage loan resulting in the expensing of $0.8 million of unrealized losses previously in other comprehensive loss upon repayment of $9.5 million of the mortgage loan, as well as the acceleration of $0.4 million of debt placement costs associated with the repayment for the quarter ended December 31, 2003. Due to the $9.5 million payment on the mortgage loan and the subsequent lower interest rate (5.5%), the cash interest expense was $0.3 million less in this period as compared to the quarter ended December 31, 2003.

Interest and Other Income. Interest and other income was immaterial for the three months ended December 31, 2004 and December 31, 2003. Interest income is earned on the Company’s short-term investments.

Income Taxes. Based on the Company’s projected effective tax rate for fiscal year 2005, the Company recorded no tax expense for the three months ended December 31, 2004 as compared to a minimal tax expense of $0.2 million during the three months ended December 31, 2003.

Net Income (Loss). Net loss for the three months ended December 31, 2004 was approximately $1.2 million or $0.10 per share basic and diluted on 12,609,863 shares as compared to net income of approximately $3.5 million or $0.28 per share basic and $0.25 per share diluted on 12,401,291 and 13,897,126 shares, respectively, for the three months ended December 31, 2003.

For the six months ended December 31, 2004 as compared to the six months ended December 31, 2003.

Revenue. Revenue decreased approximately 49% to $26.2 million as compared to $51.7 million for the six months ended December 31, 2004 and 2003, respectively (in millions).

	December 31, 2004	December 31, 2003	Dollar Change	Percent Change
SPACEHAB Flight Services	$18.3	$22.4	$(4.1)	(18%)
Astrotech Space Operations	4.2	22.1	(17.9)	(81%)
SPACEHAB Government Services	3.2	6.8	(3.6)	(53%)
Space Media	0.5	0.4	0.1	25%

	$26.2	$51.7	$(25.5)	(49%)

Revenue from the SFS business segment has been adversely affected by the temporary grounding of the shuttle fleet due to the STS-107 tragedy in February 2003. Even though the shuttle fleet was grounded for the six months ended December 31, 2004 and six months ended December 31, 2003, there is a significant difference in revenue due to how NASA proceeded with the grounding of the shuttle fleet. For the six months ended December 31, 2003, the Company was operating as if the shuttle would return to flight in the near term which resulted in higher revenue due to the products and services that were being required to be delivered to NASA in preparation for the return to flight. For the period ended December 31, 2004, the Company was required to deliver fewer products and services to NASA due to a more defined return to flight schedule. The following summarizes the significant items:

•	Decrease in ReALMS revenue of $19.2 million in the six months ended December 31, 2004 compared to the six months ended December 31, 2003 due to the termination of the ReALMS contract in January 2004

•	Increase in Lockheed Martin contract revenue which replaced the ReALMS contract in February 2004, of $11.6 million in the current period

•	Increase on ESP2 revenue of $3.6 million in the six months ended December 31, 2004 compared to the six months ended December 31, 2003 due to the anticipated launch in May 2005

•	Increase in revenue from the JETIS contract of $2.1 million that was started in the third quarter of fiscal year 2004

•	Revenue from CE&R contract of $0.6 million that was started in the first quarter of fiscal year 2005

•	Other contract revenue decrease of $2.8 million, mainly due to the cancellation of the RDM’s planned second mission under the ReALMS contract

The decrease of revenue at the Astrotech business unit is primarily due to Boeing’s termination of its contractually fixed guarantee payments to ASO and the one time payment in the amount of $17.5 million. During the six months ended December 31, 2004, Astrotech underwent scheduled downtime between launches recognizing contractually guaranteed revenues of $1.7 million and $0.6 million from missions that began in fourth quarter of fiscal year 2004 and were completed in the first quarter of fiscal year 2005, and contract revenue from two missions that began in the second quarter of fiscal year 2005 of $1.7 million.

The decrease in revenue at the SGS business segment is primarily due to the closeout of the SEDC and CM contract in December 2003 partially offset by the PI&C contract which started in January 2004. The following summarizes the significant items:

•	Revenue decrease of $6.6 million due to the closeout of the SEDC and CM contracts in December 2003

•	Other contract revenue decrease of $0.3 million due to less contract activity

•	Revenue increase of $2.7 million due to the PI&C contract

Costs of Revenue. Costs of revenue for the six months ended December 31, 2004 decreased by 19% to approximately $21.5 million, as compared to $26.4 million for the prior year’s quarter (in millions).

	December 31, 2004	December 31, 2003	Dollar Change	Percent Change
SPACEHAB Flight Services	$14.9	$16.9	$(2.0)	(12%)
Astrotech	3.9	3.6	0.3	8%
SPACEHAB Government Services	2.5	5.7	(3.2)	(56%)
Space Media	0.2	0.2	—	0%

	$21.5	$26.4	$(4.9)	(19%)

Costs of revenue from the SFS business segment has been affected by the temporary grounding of the shuttle fleet due to the STS-107 tragedy in February 2003, partially offset by costs of revenue from the Lockheed Martin letter contract, the termination of Boeing as a subcontractor for module services, and other contract costs of revenue. The following summarizes the significant items:

•	Decrease in ReALMS costs of revenue of $12.0 million from December 31, 2003 to December 31, 2004 due to the ReALMS contract closeout

•	Costs of revenue from Lockheed Martin letter contract of $6.8 million that started in the third quarter of fiscal year 2004

•	Increase in ESP2 costs of revenue of $2.9 million due to the expected launch in May 2005

•	Costs of revenue of $0.5 million from JETIS that was started in the third quarter of fiscal 2004

•	Other costs of revenue decreases of $0.2 million, primarily resulting from the termination of Boeing as a subcontractor for module services

Astrotech’s increase in costs of revenue is due to increased mission support costs and increase in the costs of operations at the satellite processing facilities, including increased utility costs.

The decrease in costs of revenue at the SGS business segment is primarily due to the closeout of the SEDC and CM contracts in December 2003 partially offset by the PI&C contract. The following summarizes the significant items:

•	Costs of revenue decrease of $3.0 million due to the closeout of the SEDC contract in December 2003

•	Costs of revenue decrease of $2.3 million due to the closeout of the CM contract in December 2003

•	Costs of revenue increase of $2.1 million due to the startup of the PI&C contract in January 2004

Operating Expenses. Operating expenses, other than the recovery of a non-recurring charge for the loss of the RDM that was recorded for the period ended September 30, 2004, and the goodwill and Guigne impairments that were recorded for the period ended December 31, 2003, decreased to $4.3 million for the six months ended December 31, 2004 as compared to approximately $6.3 million for the six months ended December 31, 2003. The primary factors causing this decrease are the Company’s on-going reductions in staff and facilities. Research and development expenses were immaterial for the six months ended December 31, 2004 and 2003 as the Company continued to emphasize utilizing its existing asset base and limiting new investments in research and development. For the six months ended December 31, 2004, there were no significant bid and proposal efforts. In the six months ended December 31, 2003, the Company incurred bid and proposal costs of $0.2 million primarily relating to the Mission Integration Contract (“MIC”) proposal. During the six months ended December 31, 2004, the Company recognized legal expenses of $0.5 million relating to its claims against NASA for loss of the RDM and response to Lloyd’s complaint regarding its payment of insurance proceeds on the accident.

Interest Expense. Interest expense was approximately $2.9 million for the six months ended December 31, 2004 as compared to approximately $4.6 million for the six months ended December 31, 2003. The decrease in interest expense is primarily due to the loss of hedge accounting on a portion of the interest rate swap for the mortgage loan resulting in the expensing of $0.8 million of unrealized losses previously in other comprehensive loss upon repayment of $9.5 million of the mortgage loan, as well as the acceleration of $0.4 million of debt placement costs associated with the repayment for the six months ended December 31, 2003. Due to the $9.5 million payment on the mortgage loan and the subsequent lower interest rate (5.5%), the interest expense on the loan is substantially less ($0.5 million) in the six months ended December 31, 2004 compared to the six months ended December 31, 2003.

Interest and Other Income. Interest and other income was immaterial for the six months ended December 31, 2004 and December 31, 2003. Interest income is earned on the Company’s short-term investments.

Income Taxes. Based on the Company’s projected effective tax rate for fiscal year 2004, the Company recorded a tax expense of $0.1 million for the six months ended December 31, 2004 as compared to a tax expense of $0.2 million during the six months ended December 31, 2003.

Net Income. Net income for the six months ended December 31, 2004 was approximately $5.7 million or $0.45 per share basic and $0.40 per share diluted on 12,592,044 and 14, 200,519 shares, respectively, as compared to net income of approximately $4.1 million or $0.33 per share basic and $0.30 per share diluted on 12,386,123 and 13,810,998 shares, respectively, for the six months ended December 31, 2003.

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

The Company currently maintains a working capital line of credit facility totaling $5.0 million in order to ensure appropriate levels of liquidity. The term of this credit facility is through August 28, 2005. Covenants include a liquidity ratio and a limited pledge of $5.6 million of the Company’s investment account. The restriction on the Company’s investment balance is limited to 111% of the Company’s borrowings on the line of credit. As of December 31, 2004, amounts unused and available under this credit facility were $5.0 million. This credit facility was replaced in February 2005 with a new revolving credit facility from another financial institution. The new revolving credit facility provides for loans up to $5.0 million secured by the Company’s accounts receivable and is subject to various financial and other covenants, including a minimum tangible net worth covenant, a cash flow covenant, and a secured debt coverage covenant.

On February 11, 2005 the Company entered into a revolving credit facility with a new credit facility providing for loans up to $5.0 million secured by the Company’s accounts receivable. Funds available under the revolving credit facility are limited to 80% of eligible accounts receivable and the Company is subject to various financial and other covenants including a minimum tangible net worth covenant, a cash flow coverage covenant, and limitation of future secured debt relative to tangible net worth.

Cash Flows From Operating Activities. Cash provided by operations for the six months ended December 31, 2004 and 2003 was $1.9 million and $9.9 million, respectively. The significant items affecting the differences in cash flows from operating activities for the six months ended December 31, 2004 as compared to the six months ended December 31, 2003 are discussed below:

•	Net income for the six months ended December 31, 2004 was $5.7 million as compared to net income for the six months ended December 31, 2003 of $4.1 million. Included in net income for the six months ended December 31, 2004 is $8.2 million recognized as recovery of a previously reported non-recurring loss

•	For the six months ended December 31, 2003, the Company received $17.5 million due to the Boeing termination. In addition, the Company recorded a non-cash charge of $8.3 million for impairment of goodwill at Astrotech and SGS. The Company recorded a non-cash valuation allowance charge of $1.8 million for its investment in Guigne. The Company also recorded a non-cash charge of approximately $1.3 million due to the loan repayment

•	Depreciation and amortization for the six months ended December 31, 2004 was $2.7 million as compared to $2.8 million for the six months ended December 31, 2003 due to some assets reaching end of useful life during the six months ended December 31, 2004

•	Changes in assets for the six months ended December 31, 2004 provided cash from operations of $0.2 million. This change is due primarily to decreases in deferred mission costs due to the launch for the JETIS project partially offset by an increase in accounts receivable and prepaid expenses. For the six months ended December 31, 2003 change in assets used cash from operations of $0.3 million primarily from an increase in prepaid expenses

•	Changes in liabilities for the six months ended December 31, 2004 consumed cash from operations of $6.6 million. This change is due primarily to the decreases in accounts payable and accrued expenses of $2.0 million and the decrease in deferred revenue of $4.6 million. The decrease in deferred revenue is primarily due to the first launch for the JETIS contract during the six months ended December 31, 2004. For the six months ended December 31, 2003 changes in liabilities used cash in operations of $8.5 million, primarily due to an accounts payable, accrued expenses, and accounts payable EADS decrease of $5.0 million and a deferred revenue decrease of approximately $3.6 million primarily due to revenue recognition for STS-112 and STS-116

Cash Flows From Investing Activities. For the six months ended December 31, 2004 and 2003, cash flows provided by (used in) investing activities were ($0.1) million and $2.6 million, respectively. The significant items affecting the differences in cash flows from investing activities for the six months ended December 31, 2004 as compared to the six months ended December 31, 2003 are discussed below:

•	There were minor purchases of property and equipment of $0.6 million for the six months ended December 31, 2004 as compared to $0.8 million for the six months ended December 31, 2003

•	For the six months ended December 31, 2004, cash flows from investing activities were primarily generated from the sale of short-term investments of $0.6 million as compared to $5.0 million for the six months ended December 31, 2003

•	For the six months ended December 31, 2004, cash flows from investing activities decreased by $0.1 million for restricted cash as compared to a decrease of $1.7 million for the six months ended December 31, 2003

Cash Flows From Financing Activities. For the six months ended December 31, 2004 and 2003, cash flows used in financing activities were $2.3 million and $7.9 million, respectively. The significant items affecting the differences in cash flows from financing activities for the six months ended December 31, 2004 as compared to the six months ended December 31, 2003 are discussed below:

•	For the six months ended December 31, 2004, the Company had net repayments of $1.4 million under the revolving credit facility as compared to net borrowings of $4.0 million for the six months ended December 31, 2003

•	For the six months ended December 31, 2004, the Company paid $1.0 million under various credit agreements as compared to $11.9 million for the six months ended December 31, 2003. This reduction is primarily due to the payment of $10.6 million on its mortgage loan due to the Boeing termination and the final payment to Alenia Spazio S.P.A during the six months ended December 31, 2003

On March 25, 2003 the Board of Directors authorized the Company to repurchase up to $1.0 million of the Company’s outstanding common stock at market prices. Any purchases under the Company’s stock repurchase program may be made from time to time, in the open market, through block trades or otherwise in accordance with applicable regulations of the SEC. As of December 31, 2004, the Company had repurchased 116,100 shares at a cost of $117,320 under the program. The Company will continue to evaluate the stock repurchase program and the funds authorized for the program.

Management continues to focus its efforts on improving the overall liquidity of the Company through identifying new business opportunities within the areas of the Company’s core competencies, reducing operating expenses, and limiting cash commitments for future capital investments and new asset development. SGS was pursuing significant new contracts to provide services for the ISS. On November 5, 2003 NASA notified the Company that it was not awarded the ISS Mission Integration contract. Additionally, the Boeing team’s bid for the Cargo Mission contract with NASA, of which SGS was a subcontractor, was not selected for contract award. As the result of the loss of these contract awards, the Company has made significant adjustments to its staffing and cost base structure during 2003. The Company reduced staffing by 67 employees in the quarter ended December 31, 2003 as a result of NASA’s award decisions. On October 1, 2003 the Company announced that it would close its corporate office in Washington, D.C. by December 31, 2003 and consolidate those operations into its headquarters in Houston, Texas. The Company took these actions as part of its continuing efforts to further reduce operating expenses and improve profitability. The Company subleased its Washington, D.C. facility for the remaining lease period which is under lease through May 31, 2006. The Company has continued to restrict new capital investment and new asset development, limiting projects to those required to support current contracts and facility maintenance. Additionally, management continues to evaluate operating expenses in an effort to reduce or eliminate costs not required to effectively operate the Company.

The Company’s cash and short-term investments were approximately $6.6 million as of December 31, 2004. Management believes that the Company has sufficient liquidity, including cash and short-term investments, advances available under the Company’s revolving credit facility, and cash anticipated or expected to be generated from operations to fund ongoing operations beyond the remainder of this fiscal year. The Company also expects to utilize existing cash, cash anticipated from future operations to support strategies for new business initiatives and reduce long-term debt.

The Company’s contractual obligations as of December 31, 2004 are as follows (in thousands):

Contractual Obligations	At December 31, 2004	Remaining in Fiscal Year 2005	Fiscal Year 2006	Fiscal Year 2007	Fiscal Year 2008	Fiscal Year 2009	Thereafter
Long-term Debt	$63,250	$—	$—	$—	$63,250	$—	$—
Mortgage Loan Payable	4,679	986	2,057	1,636	—	—	—
V.J.F. Russian Consultant Agreement	255	90	165	—	—	—	—
V.J.F. Russian Subcontract	1,070	670	400	—	—	—	—
Operating leases[1]	5,946	454	1,348	760	441	91	2,852

Total Contractual Cash Obligations[2]	$75,200	$2,200	$3,970	$2,396	$63,691	$91	$2,852

(excluding interest payments)

[1]	- For the remainder of fiscal year 2005, the Company expects to receive net payments of $0.3 million for subleases. For fiscal years 2006, 2007, and 2008, the Company expects to receive net payments of approximately $0.7 million, $0.5 million, and $0.3 million, respectively, for subleases.

[2]	- Does not include commitment to Dayna Justiz, President of The Space Store, for compensation that can be earned as a result of the agreement dated June 19, 2000. The agreement states that Dayna Justiz can earn up to $375,000 as additional compensation if she meets certain financial goals in the management of The Space Store, the retail arm of SMI. The yearly amount is equal to five percent of The Space Store’s “net after-tax operating income” during each fiscal year until such time an aggregate amount of $375,000 has been earned. At this time, we have not recorded a liability for this obligation due to the uncertainty of the obligation being incurred.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company has no material changes to the disclosure made on this matter in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

ITEM 4.	Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on its evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Contract Claim. In January 2004 the Company filed a formal proceeding with NASA seeking indemnification under the Company’s ReALMS contract in the amount of $87.7 million for the value of the Company’s RDM and related equipment that was destroyed during the STS-107 Space Shuttle Columbia tragedy. NASA responded to this contract claim on October 5, 2004. NASA’s determination states that its liability is limited under the ReALMS contract to $8.0 million. The Company received payment of $8.2 million, which included $0.2 million of interest, from NASA in October 2004. In January 2005 the Company filed an appeal of NASA’s decision to deny its claim for indemnification in excess of $8.0 million with the Armed Services Board of Contract Appeals.

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

Tort Claim. On November 8, 2004 the Company filed a second claim with NASA seeking damages of $79.7 million under the Federal Tort Claims Act for the loss of the RDM resulting from NASA’s alleged negligence leading to the destruction of the Space Shuttle Columbia and the loss of the RDM. The Company’s claim represents its loss of $87.7 million less the $8.0 million recovered from NASA. Under federal tort claim procedures, NASA has statutory deadlines for responding to such claims. In the event that the Company’s administrative claim is denied, the Company would have the right to pursue the claim in Federal District Court.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on December 1, 2004. A quorum of at least one-third of the issued and outstanding common stock and Series B Senior Convertible Preferred Stock of the Company, voting together, was present and voting.

(a)	At the Annual Meeting of Shareholders, candidates for the Board of Directors stood for and were duly elected, with each nominee receiving a vote of at least 9,664,651 votes:

The directors elected by the holders of the Common Stock are:

	For	Withheld
Richard S. Bodman	9,687,612	1,408,396
Dr. Edward E. David, Jr.	9,694,505	1,401,503
Richard M. Fairbanks	9,696,550	1,399,458
Dr. Shelley A. Harrison	9,695,605	1,400,403
Michael E. Kearney	9,687,013	1,408,995
Roscoe M. Moore, III	10,320,762	775,246
Thomas Boone Pickens, III	10,319,962	776,046
James R. Thompson	9,664,661	1,431,347
Barry A. Williamson	10,320,952	775,056

The director elected by the holder of the Series B Senior Convertible Preferred Stock is:

	For	Withheld
Dr. Stefan Fritz Graul	1,333,334	0

The following matter was brought to a vote of the shareholders at the meeting:

(b)	The ratification of the appointment of Grant Thornton LLP as the Company’s independent auditors for fiscal year 2005.

Number of Votes
For	11,880,082
Against	3,400
Abstain	545,860
Broker Non-Votes	0

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

a	)	10.125	Loan agreement dated as of February 11, 2005 by and between SPACEHAB, Inc. and First American Bank, SSB.

		31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

		31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

		32	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPACEHAB, INCORPORATED

Date: February 11, 2005	/s/ Michael E. Kearney
Michael E. Kearney President and Chief Executive Officer

/s/ Brian K. Harrington
Brian K. Harrington Senior Vice President and Chief Financial Officer