Form 10-Q
period 2005-03-31
SPACEHAB INC \WA\
filed 2005-05-16
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File No. 0-27206

SPACEHAB, Incorporated

(Exact name of registrant as specified in this charter)

Washington	91-1273737
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12130 Highway 3, Building 1

Webster, Texas 77598-1504

(713) 558-5000

(Address of principal executive offices, including zip code, and telephone number)

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

As of May 12, 2005 there were 12,644,127 shares of the registrant’s common stock outstanding.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

MARCH 31, 2005 QUARTERLY REPORT ON FORM 10-Q

DEFINITIONS

As used in this Form 10-Q, the abbreviations and acronyms contained herein have the meanings set forth below. Additionally, the terms “SPACEHAB”, “the Company”, “we”, “us” and “our” refer to SPACEHAB, Incorporated and its subsidiaries, unless the context clearly indicates otherwise.

APB	Accounting Principles Board
ASO	Astrotech Space Operations
Astrotech	Astrotech Space Operations
Boeing	The Boeing Company
CCTS	Commercial Cargo Transportation Services
CE&R	Concept Exploration and Refinement
CM	Configuration Management
CMC	Cargo Mission Contract
Common Stock	SPACEHAB common stock
EADS	EADS Space Transportation
EELV	Evolved Expendable Launch Vehicle
EPS	Earnings Per Share
ESP2	External Stowage Platform 2
ESP3	External Stowage Platform 3
FASB	Financial Accounting Standards Board
FCSD	Flight Crew Systems Development
ICC	Integrated Cargo Carrier
ISS	International Space Station
JAXA	Japan Aerospace Exploration Agency
JE	Johnson Engineering Corporation
JETIS	Japanese Experiment Thermal Incubator Service
Lloyd’s	Lloyd’s of London
Lockheed Martin	Lockheed Martin Corporation
MIC	Mission Integration Contract
NASA	National Aeronautics and Space Administration
ORU	Orbital Replacement Unit
PI&C	Program Integration and Control
RDM	Research Double Module
ReALMS	Research and Logistics Mission Support
RSC-Energia	Rocket Space Corporation – Energia
SEC	Securities and Exchange Commission
SEDC	Stowage, Engineering and Decal Contract
SFAS	Statement of Financial Accounting Standards
SFS	SPACEHAB Flight Services
SGS	SPACEHAB Government Services
SMI	Space Media, Inc.
SPF	Spacecraft Processing Facility
SPPF	SPACEHAB Payload Processing Facility (Cape Canaveral, FL)
VCC	Vertical Cargo Carrier

PART 1: FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2005 (unaudited)	June 30, 2004
ASSETS
Cash and cash equivalents	$5,122	$506
Restricted cash	872	430
Short-term investments	—	5,037
Restricted short-term investments	—	1,604
Accounts receivable, net	9,459	7,878
Prepaid expenses and other current assets	895	495

Total current assets	16,348	15,950
Property and equipment, net of accumulated depreciation and
amortization of $53,640 and $49,755, respectively	76,530	79,600
Deferred financing costs, net	1,048	1,163
Other assets, net	1,799	3,212

Total assets	$95,725	$99,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving loan payable	$—	$1,445
Mortgage loan payable, current portion	1,946	1,946
Accounts payable	1,335	2,424
Accounts payable-EADS	1,057	3,262
Accrued interest	2,358	1,108
Accrued expenses	2,414	3,600
Accrued subcontracting services	3,752	2,176
Deferred revenue, current portion	2,429	6,340

Total current liabilities	15,291	22,301
Accrued contract cost and other	255	372
Deferred revenue, net of current portion	—	900
Mortgage loan payable, net of current portion	2,244	3,692
Convertible subordinated notes payable	63,250	63,250

Total liabilities	81,040	90,515
Commitments and contingencies
Stockholders’ equity
Preferred Stock, no par value, convertible, 2,500,000 shares authorized, 1,333,334 shares issued and outstanding, (liquidation preference of $12.00 per share)	11,892	11,892
Common stock, no par value, 30,000,000 shares authorized, 12,760,227 and 12,688,062 shares issued, respectively	83,857	83,751
Additional paid-in capital	16	16
Treasury stock, 116,100 and 116,100 shares, respectively, at cost	(117)	(117)
Accumulated deficit	(80,963)	(86,132)

Total stockholders’ equity	14,685	9,410

Total liabilities and stockholders’ equity	$95,725	$99,925

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Revenue	$14,272	$14,800	$40,443	$66,466
Costs of revenue	11,085	9,815	32,592	36,172

Gross profit	3,187	4,985	7,851	30,294

Operating expenses
Selling, general and administrative	2,321	2,545	6,556	8,880
Research and development	21	7	37	9
Goodwill impairment	—	—	—	8,274
Impairment of investment in Guigne	—	—	—	1,800
Recovery of nonrecurring charge, loss of Research Double Module	—	—	(8,244)	—

Total operating expenses	2,342	2,552	(1,651)	18,963

Income from operations	845	2,433	9,502	11,331
Interest expense	(1,413)	(2,177)	(4,299)	(6,776)
Interest and other income, net	40	22	121	97

Income (loss) before income taxes	(528)	278	5,324	4,652
Income tax expense	(13)	(11)	(155)	(251)

Net income (loss)	$(541)	$267	$5,169	$4,401

Income (loss) per share:
Net income (loss) per share – basic	$(0.04)	$0.02	$0.41	$0.35

Shares used in computing net income (loss) per share – basic	12,626,130	12,476,342	12,603,240	12,415,977

Net income (loss) per share – diluted	$(0.04)	$0.02	$0.36	$0.31

Shares used in computing net income (loss) per share – diluted	12,626,130	14,264,818	14,203,597	14,039,798

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$5,169	$4,401
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	—	8,274
Impairment of investment in Guigne	—	1,800
Amortization of debt placement costs	—	729
Depreciation and amortization	3,953	4,206
Loss on asset sales and write-offs	29	358
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,581)	953
Increase in prepaid expenses and other current assets	(400)	(329)
(Increase) decrease in other assets	1,413	(30)
Decrease in accounts payable, accounts payable-EADS, accrued interest, and accrued expenses	(3,230)	(4,412)
Increase in accrued subcontracting services	1,576	12
Decrease in deferred revenue	(4,811)	(8,581)
Decrease in long-term contracts costs and other liabilities	(117)	(94)

Net cash provided by operating activities	2,001	7,287

Cash flows from investing activities
Payments for flight assets under construction	(62)	(426)
Purchases of property, equipment and leasehold improvements	(750)	(868)
Proceeds received from sale of property and equipment	15	46
Sale of short-term investments	6,641	7,419
Increase in restricted cash	(442)	—

Net cash provided by investing activities	5,402	6,171

Cash flows from financing activities
Repayment of revolving loan payable, net	(1,445)	—
Payment of mortgage loan	(1,448)	(10,978)
Payment of convertible notes payable to shareholder	—	(2,004)
Proceeds from issuance of common stock, net of expenses	106	273
Purchase of treasury stock	—	(6)

Net cash used in financing activities	(2,787)	(12,715)

Net change in cash and cash equivalents	4,616	743
Cash and cash equivalents at beginning of period	506	1,301

Cash and cash equivalents at end of period	$5,122	$2,044

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

Through our SPACEHAB Flight Services (“SFS”) business unit, the Company owns pressurized space habitat modules which are carried in the cargo bay of the space shuttle to provide capacity and workspace for cargo and research payloads, and unpressurized cargo carriers which also are carried in the cargo bay of the space shuttle providing unpressurized capacity for cargo payloads such as International Space Station spare and component parts. The need for our modules and ICCs depends on the specific requirements of each space shuttle mission. When our equipment is deployed on a space shuttle mission we provide the mission integration and operations support required to successfully configure, load, operate and ultimately unload our modules and/or ICCs. We also solicit research payloads worldwide for space shuttle missions when space is available on our modules beyond NASA’s requirements and have provided similar research payload marketing for the Russian Progress spacecraft and the European ATV. Through March 31, 2005, SPACEHAB modules and ICCs have flown on 18 missions on the space shuttle, including 12 logistics missions (five to the ISS and seven to the Russian space station Mir).

SPACEHAB provides commercial spacecraft processing facilities and services through its wholly-owned subsidiary, Astrotech Space Operations, Inc. (“Astrotech” or “ASO”). Astrotech is a commercial provider of ground processing services in the United States, supplying the facilities and services used in the launch preparation of spacecraft. We offer customers an alternative to using government-owned facilities and serve payload customers launching on a wide range of expendable launch vehicles including Atlas, Delta, Pegasus, Sea Launch, and Taurus, as well as secondary payloads flown on the space shuttle. In fiscal year 2002, we completed construction of a state-of-the-art processing facility in Titusville, Florida to process larger five-meter class satellites and payload fairings for the Evolved Expendable Launch Vehicle (“EELV”) programs. With more than 220 satellites processed, ASO diversifies SPACEHAB’s customer base and broadens our core competencies.

SPACEHAB Government Services (“SGS”) provides engineering support services for the U.S. Government and various commercial industries. As a NASA contractor for over 30 years, this unit offers a wide array of products and services in the engineering, program integration and control, and product development disciplines. Specifically, we manage projects in need of comprehensive engineering solutions and provide unique capabilities such as specialty engineering, hardware design and development, and configuration and data management.

Space Media, Inc. (“SMI”), a majority-owned subsidiary intended to create proprietary space-themed content for education and commerce, provides the space enthusiast with a variety of services. These services range from outfitting a comprehensive space exhibit to providing astronaut appearances and product endorsements and includes an online retailing outlet, TheSpaceStore.com. This website and retail store, adjacent to NASA’s Johnson Space Center in Houston, offers more than 500 products, including distinctive and personalized gifts, clothing, mission patches, and more. Through the STARS Program, we also provide educational and outreach services to schools around the globe.

2. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, except as discussed elsewhere within, necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and its subsidiaries as of March 31, 2005, and the results of its operations and cash flows for the periods ended March 31, 2005 and 2004. However, the condensed consolidated financial statements are unaudited and do not include all related footnote disclosures. Certain amounts presented for prior periods have been reclassified to conform with the fiscal year 2005 presentation.

The consolidated results of operations for the three and nine month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year. Our results of operations have fluctuated significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

The Company’s cash and short-term investments were approximately $6.0 million, of which $0.9 million is restricted, as of March 31, 2005. Management believes that we have sufficient liquidity, including cash and short-term investments, advances available under the Company’s revolving credit facility, and cash anticipated or expected to be generated from operations to fund ongoing operations. We also expect to utilize existing cash and cash anticipated from future operations for research and development activities, and for new business initiatives.

3. Earnings per Share

The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three and nine month periods ended March 31, 2005 and 2004 (in thousands, except share and per share data):

	Three months ended March 31, 2005			Three months ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income (loss) available to common stockholders	$(541)	12,626,130	$(0.04)	$267	12,476,342	$0.02
Effect of dilutive securities:
Options and warrants, using the treasury stock method	—	—	—	—	455,142	—
Convertible preferred shares	—	—	—	—	1,333,334	—

Diluted EPS:
Income (loss) available to common stockholders	$(541)	12,626,130	$(0.04)	$267	14,264,818	$0.02

	Nine months ended March 31, 2005			Nine months ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income available to common stockholders	$5,169	12,603,240	$0.41	$4,401	12,415,977	$0.35
Effect of dilutive securities:
Options and warrants, using the treasury stock method	—	267,023	—	—	290,487	—
Convertible preferred shares	—	1,333,334	—	—	1,333,334	—

Diluted EPS:
Income available to common stockholders	$5,169	14,203,597	$0.36	$4,401	14,039,798	$0.31

Convertible notes payable outstanding as of March 31, 2005, convertible into 4,642,202 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the three and nine months ended March 31, 2005 and 2004, as the conversion price of the convertible notes payable per share was greater than the average market price of the common shares during the periods.

Options to purchase 1,877,313 shares of common stock outstanding at March 31, 2005 were not included in diluted EPS for the three months ended March 31, 2005 as they were anti-dilutive to the Company’s net loss. The options expire between July 2, 2005 and August 16, 2014.

Options to purchase 1,363,559 shares of common stock, at prices ranging from $2.08 to $11.75 per share, were outstanding at March 31, 2005 but were not included in diluted EPS for the nine months ended March 31, 2005 as the option prices were greater than the average market price of the common shares during the period. The options expire between July 2, 2005 and August 16, 2014.

Options to purchase 1,422,411 shares of common stock, at prices ranging from $3.44 to $12.00 per share, were outstanding at March 31, 2004 but were not included in diluted EPS for the three months ended March 31, 2004 as the option prices were greater than the average market price of the common shares during the period. The options expire between July 13, 2004 and February 12, 2011.

Options to purchase 1,468,441 shares of common stock, at prices ranging from $2.31 to $12.00 per share, were outstanding at March 31, 2004 but were not included in diluted EPS for the nine months ended March 31, 2004 as the option prices were greater than the average market price of the common shares during the period. The options expire between July 13, 2004 and July 23, 2011.

4. Revenue Recognition

Our business units’ revenue is derived primarily from long-term contracts with the U.S. Government, U.S. Government contractors, and commercial customers. Revenue under these contracts is recognized using the methods described below. Estimating future costs and, therefore, revenues and profits is a process requiring management judgment. Management bases its estimate on historical experience and on various assumptions that are believed to be reasonable under the circumstances including the negotiation of an equitable adjustment on the Research and Logistics Mission Support (“ReALMS”) contract which was added to the contract as a pricing amendment due to the delay in the return to flight of the space shuttle. Costs to complete include, when appropriate, material, labor, subcontracting costs, lease costs, commissions, insurance and depreciation. Our business segment personnel perform periodic contract status and performance reviews. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period that the change in estimate occurs.

A Summary of Revenue Recognition Methods Follows:

Business Segment	Services/Products Provided	Contract Type	Method of Revenue Recognition
SPACEHAB Flight Services	Commercial Space Habitat Modules, Integration & Operations Support Services	Firm Fixed Price	Percentage-of-completion based on costs incurred

Astrotech Space Operations	Payload Processing Facilities	Firm Fixed Price – Mission Specific	Ratably, over the occupancy period of a satellite within the facility from arrival through launch

		Firm Fixed Price – Guaranteed Number of Missions	For multi-year contract payments recognized ratably over the contract period

SPACEHAB Government Services	Configuration Management, Engineering Services	Cost Plus Award/Fixed Fee	Reimbursable costs incurred plus award/fixed fee

Space Media, Inc.	Space-Themed Commercial Products/Activities	Retail	Internet and retail sales recognized when goods are shipped

For the three and nine months ended March 31, 2005, the Company recognized revenue of approximately $0.6 million and $2.7 million, respectively, under the Japanese Experiment Thermal Incubator Service (“JETIS”) contract with the Mitsubishi Corporation, representing the Japanese Aerospace Exploration Agency (“JAXA”), that was entered into in 2000. Subsequent to the suspension of the space shuttle flights and destruction of SPACEHAB’s Research Double Module (“RDM”), we contracted for construction of certain space research equipment, for research space onboard the ISS, and for up to three Russian Progress cargo missions with V.J.F. Russian Consulting who is representing Rocket Space Corporation – Energia (“RSC-Energia”), a major Russian aerospace manufacturer and mission operator. Revenue on this contract is recognized on the percentage-of-completion method as costs are incurred.

The ReALMS contract expired January 31, 2004 and support for STS-121, 116, and 118 continues under a subcontract with Lockheed Martin Corporation (“Lockheed Martin”), effective February 1, 2004. We are currently providing these services under letter contract and we are in final contract negotiations with Lockheed Martin for this new contract. Pending finalization of contract negotiations with Lockheed Martin, we are providing asset maintenance and continuing services in anticipation of the contractual missions under letter agreements, generally entered into on a month-to-month basis. Revenues for the Lockheed Martin agreement are being accounted for under the percentage-of-completion method based on costs incurred over the period of the agreement. In April 2005 NASA announced the postponement of the return to flight of the space shuttle from mid May 2005 to mid July 2005. We expect this delay to have a marginal impact on our revenues and margins over the coming months as we continue the mission specific work and receive revenue for our asset maintenance fees.

For the period ended March 31, 2003, we recognized a non-recurring charge of $50.3 million net of insurance proceeds, on the loss of its RDM in the Space Shuttle Columbia accident. Upon notification by NASA of its acceptance of our claim for indemnification of $8.0 million plus interest of $0.2 million, we recognized a recovery of $8.2 million of previously recognized loss in the period ended September 30, 2004. The Company received payment of the $8.2 million accounts receivable established for the period ended September 30, 2004 in October 2004.

5. Statements of Cash Flows - Supplemental Information

(a)	Cash paid for interest costs was $2.8 million and $4.9 million for the nine months ended March 31, 2005 and 2004, respectively. We did not capitalize any interest costs during the nine months ended March 31, 2005 or 2004.

(b)	We paid an immaterial amount of income taxes for the nine months ended March 31, 2005 and paid no income taxes the nine months ended March 31, 2004.

6. Credit Facilities

On August 29, 2002 we entered into a $5.0 million line of credit with a financial institution. The term of this credit facility was through August 28, 2005. Covenants included a liquidity ratio and a limited pledge of $5.6 million of the Company’s investment account. The restriction on the investment balance was equal to 111% of the borrowings on the line of credit. In June 2004 the credit agreement was amended again to remove the financial covenant on capital expenditures. Borrowing on this credit facility for the nine months ended March 31, 2005 was at a weighted average interest rate of 4.8%. This credit facility was replaced with a new revolving credit facility from another financial institution on February 11, 2005.

On February 11, 2005 we entered into a revolving credit facility with a bank providing for loans up to $5.0 million secured by the Company’s accounts receivable. Funds available under the revolving credit facility are limited to 80% of eligible accounts receivable and the Company is subject to various financial and other covenants including a minimum tangible net worth covenant, a cash flow coverage covenant, and a secured debt coverage covenant. As of March 31, 2005 there have been no borrowings under this revolving credit facility, and we posted a restricted cash balance of $314,000 in accordance with the financial covenants. As of March 31, 2005 there was $5.0 million available under this credit facility.

On August 30, 2001 our Astrotech subsidiary completed a $20.0 million financing of its Spacecraft Processing Facility (“SPF”) expansion project in Titusville, Florida (the “term loan”) with a financial institution. The proceeds of this financing were used to complete the construction of the SPF and supporting infrastructure. The term loan was collateralized primarily by the multi-year payload processing contracts with The Boeing Company (“Boeing”) and Lockheed Martin and by the building. The net book value of the building as of March 31, 2005 was $22.5 million. The term loan was scheduled to mature on January 15, 2011.

On October 1, 2004 Astrotech was notified by Boeing that it was exercising its termination rights with regards to its financial guarantees under the contract agreement with Astrotech for payload processing support services for the Delta launch vehicle program. Boeing indicated that the decision to terminate its guarantees for future Astrotech services was based on the downturn of the commercial expendable launch market rather than performance related considerations. We were in full compliance with the contract terms at the time of the termination. Under the contract provision related to termination of its financial guarantees, Boeing paid us $17.5 million representing consideration of future contract payments previously used to collateralize the obligation. In the quarter ending March 31, 2004 we repaid $9.5 million of principal on the term loan.

In conjunction with the term loan, a swap agreement was required to be entered into to provide for a fixed rate of interest under the term loan commitment beginning January 15, 2002. The fixed rate of interest on the outstanding principal balance was 5.62% plus 225 basis points. The objective of the swap was to eliminate the variability of cash flows in the interest payments for the total amount of the variable rate debt, the sole source of which are changes in the USD-LIBOR-BBA interest rate. Due to the repayment of the Boeing portion of the term loan and the subsequent amendment of the loan agreement, the swap was no longer effective as a hedge. The unrealized loss in other comprehensive loss for the portion of the debt that was repaid in December 2004 was recorded as interest expense in the period ended March 31, 2004 in the amount of $0.8 million. We recognized interest expense of $0.4 million for the unamortized debt placement costs related to the debt repayment in the period ended March 31, 2004. We recognized as additional interest expense the unamortized debt placement costs of $0.2 million and the balance of the deferred loss on the swap in other comprehensive loss of $0.5 million in the third quarter of fiscal year 2004 in connection with the amendment of the loan agreement.

The term loan agreement was amended on January 29, 2004, whereby the maturity date was shortened to January 2007, the interest rate was fixed at 5.5% and the hedge requirement was eliminated. For the fiscal year ended June 30, 2004, approximately $11.4 million of principal was repaid and the outstanding balance was $5.6 million as of June 30, 2004. For the nine months ended March 31, 2005, approximately $1.4 million was repaid and the outstanding balance was $4.1 million as of March 31, 2005.

7. Segment Information

Based on our organization, we operate in four business segments: SFS, Astrotech, SGS, and SMI. SFS was founded to commercially develop space habitat modules that operate in the cargo bay of the space shuttles. SFS provides access to the modules and integration and operations support services for both NASA and commercial customers. Astrotech provides payload processing facilities and services to serve the spacecraft manufacturing and launch services industry. SGS is primarily engaged in providing engineering services and products to the Government including NASA. SMI was established in April 2000 to develop space-themed commercial business activities.

The Company’s chief operating decision maker utilizes both revenue and income (loss) before income taxes, in assessing performance and making overall operating decisions and resource allocations.

Three Months Ended March 31, 2005 (in thousands):

	Revenue	Income (Loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SPACEHAB Flight Services	$10,007	$2,032	$30,279	$706
Astrotech	2,533	443	45,966	525
SPACEHAB Government Services	1,553	337	55	6
Space Media	179	(41)	—	—
Corporate	—	(3,299)	230	93

	$14,272	$(528)	$76,530	$1,330

Three Months Ended March 31, 2004 (in thousands):

	Revenue	Income (Loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SPACEHAB Flight Services	$10,240	$3,996	$32,935	$842
Astrotech	2,542	416	47,422	524
SPACEHAB Government Services	1,826	171	125	15
Space Media	192	(15)	—	—
Corporate	—	(4,290)	—	—

	$14,800	$278	$80,482	$1,381

Nine Months Ended March 31, 2005 (in thousands):

	Revenue	Income (Loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SPACEHAB Flight Services	$28,351	$13,523	$30,279	$2,110
Astrotech	6,755	566	45,966	1,556
SPACEHAB Government Services	4,710	862	55	19
Space Media	627	(29)	—	—
Corporate	—	(9,598)	230	268

	$40,443	$5,324	$76,530	$3,953

Nine Months Ended March 31, 2004 (in thousands):

	Revenue	Income (Loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SPACEHAB Flight Services	$32,612	$9,381	$32,935	$2,635
Astrotech	24,654	16,169	47,422	1,518
SPACEHAB Government Services	8,601	(5,469)	125	53
Space Media	599	(25)	—	—
Corporate	—	(15,404)	—	—

	$66,466	$4,652	$80,482	$4,206

8. Stock – Based Compensation

In December 2002 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option.

If compensation costs for the Company’s stock options were determined based on SFAS No. 123, “Accounting for Stock-Based Compensation,” our net income (loss) and earnings per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income (loss), as reported	$(541)	$267	$5,169	$4,401

Deduct: Total stock-based compensation expense determined under fair value based Method (SFAS No. 123) for all awards, net of related tax effects	(70)	(75)	(157)	(248)

Pro forma net income (loss)	$(611)	$192	$5,012	$4,153

Earnings per share:
Basic - as reported	$(0.04)	$0.02	$0.41	$0.35
Diluted - as reported	$(0.04)	$0.02	$0.36	$0.31

Basic - pro forma	$(0.05)	$0.02	$0.40	$0.33
Diluted - pro forma	$(0.05)	$0.01	$0.35	$0.30

9. Stock Repurchase

On March 25, 2003 the Board of Directors authorized the Company to repurchase up to $1.0 million of the Company’s outstanding common stock at market prices. Any purchases under the Company’s stock repurchase program may be made from time to time, in the open market, through block trades or otherwise in accordance with applicable regulations of the Securities and Exchange Commission (“SEC”). For the three and nine months ended March 31, 2005, we did not repurchase any shares. As of March 31, 2005, we had repurchased 116,100 shares at a cost of $117,320 under the program.

10. Related Party Transactions

The Company engaged in certain transactions with directors, executive officers, shareholders, and certain former officers during the three and nine months ended March 31, 2005. Following is a description of these transactions:

EADS Space Transportation

Dr. Graul, a member of SPACEHAB’s Board of Directors, is the Executive Vice President for EADS Space Transportation. EADS provides unpressurized payload and integration efforts to SPACEHAB on a fixed-price basis in addition to providing engineering services as required. For the three months ended March 31, 2005 and 2004, EADS’s payload and integration services included in cost of revenue were approximately $2.9 million and $1.5 million, respectively. For the nine months ended March 31, 2005 and 2004, EADS’s payload and integration services included in cost of revenue were approximately $9.2 million and $5.4 million, respectively.

V.J.F. Russian Consulting

On January 30, 2004 we entered into a subcontract agreement with V.J.F. Russian Consulting. The president of V.J.F. Russian Consulting, Vladimir Fishel, is a former Vice President of SPACEHAB who at the time of entering into a part-time employment agreement for other consulting activities was receiving severance payments from the Company on a part-time employment arrangement for other consulting activities. The services being provided under the subcontract agreement (valued at $2.6 million) is in support of a contract that SPACEHAB has with the Mitsubishi Corporation in support of JAXA. The amount paid for the three months ended March 31, 2005 was $0.3 million. The amount paid for the nine months ended March 31, 2005 was $0.7 million.

On June 1, 2004 the Company entered into a consulting agreement with V.J.F. Russian Consulting for:

(1)	Marketing and promotion of SPACEHAB capabilities and services to RSC-Energia, the Russian Federation Space Agency, and other Russian entities involved in the exploration and development of space;

(2)	Supporting and assisting SPACEHAB in the negotiation of service contracts and agreements between Russian entities; and

(3)	Providing technical expertise and services in support of SPACEHAB activities, under contracts with Russian entities.

Total commitments under the consulting agreement are $0.4 million, of which $0.1 million was paid in the three months ended March 31, 2005. For the nine months ended March 31, 2005, $0.2 million was paid.

11. Recent Accounting Pronouncement

The FASB has issued Statement 123R (revised 2004), Share-Based Payment. Statement 123(R) which will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost will be based on the fair value of the equity or liability instruments issued. The effective date for Statement 123(R) for the Company is the fiscal year beginning July 1, 2005. We have not yet made an assessment as to the impact on the Company’s financial statements.

12. Subsequent Events

On April 28, 2005 we consummated the sale and simultaneous leaseback of our Cape Canaveral Florida SPPF. The sales price of the building was $4.8 million including a note receivable of $0.7 million due December 2010. We received $4.1 million in cash of which $0.3 million was used for expenses related to the transaction. We will lease the building back for an initial term expiring December 31, 2010 with an option to renew for one additional five-year term. In accordance with FASB 28, the Company will defer the gain of approximately $0.5 million from the sale leaseback transaction and recognize it as an offset to rent expense over the five-year lease term.

In April 2005 NASA announced the postponement of the return to flight of the space shuttle from mid May 2005 to mid July 2005. The delay is expected to have a small impact on our revenues and margins over the coming months as we continue the mission specific work now underway and are protected in our contractual arrangements with a periodic asset maintenance fee applicable to provide and maintain our space assets pending launch.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the unaudited consolidated financial statements and the notes thereto included in this report.

OVERVIEW

This document may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including (without limitation) statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources.” Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. In addition to those risks and uncertainties discussed herein, such risks and uncertainties include, but are not limited to, whether the Company will fully realize the economic benefits under its NASA and other customer contracts, continued utilization by NASA and others of our habitat modules and related commercial space assets, completion of the ISS, continued availability and use of the U.S. space shuttle system, technological difficulties, product demand and market acceptance risks, the effect of economic conditions, uncertainty in government funding and the impact of competition, delays and uncertainties in future space shuttle and ISS programs, uncertainties related to the Government’s commitment to President Bush’s vision for space exploration, and resolution of the Company’s claims against NASA arising from the loss of its RDM on the Columbia orbiter during the STS-107 mission.

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

We believe the impacts of this vision will materialize over time, and SPACEHAB management will continue to align its business direction to remain a constructive force in the human spaceflight program. In the long term, management believes that our core competencies offer opportunities to continue to provide high-value services as well as to design, build, and operate assets that could support initiatives beyond low earth orbit. We plan to pursue these new opportunities. In the near term, SPACEHAB’s primary objective is to continue providing services to NASA and the space community in support of the space shuttle and ISS programs. Even with the renewed vision, we expect that the space shuttle and ISS will remain an integral part of the human spaceflight program through at least 2010. We are currently supporting four of the next six scheduled space shuttle flights and are pursuing additional missions that will be important for completing the final assembly of the ISS. In January 2005 SPACEHAB received authorization to proceed on integration and operations activities for the STS-116 mission currently manifested for February 2006. In addition, we received authorization for new contract work to add a deployable stowage platform to STS-118 scheduled to launch in July 2006 which will be permanently affixed to the ISS. In April 2005 NASA announced the delay of the return to flight of the space shuttle from mid May 2005 to mid July 2005. The delay is expected to have a small impact on our revenues and margins over the coming months as we continue the mission specific work now underway and are protected in our contractual arrangements with a periodic asset maintenance fee applicable to provide and maintain our space assets pending launch.

SPACEHAB is also actively engaged in defining Commercial Payload Services (CPS) solutions capable of meeting ISS on-orbit re-supply and return requirements more efficiently than the space shuttle. These activities, some of which leverage our international strategic partnerships and intellectual property rights, include the development of an affordable cargo transportation system based on existing commercial launch vehicles, and SPACEHAB’s modular payload integration architecture to transport pressurized and unpressurized cargo to and from the ISS. Management further believes that our experience and expertise in the conceptual design, development, ground processing, and on-orbit operations support of payload and crew accommodations position us well for a role in the development of NASA’s space exploration systems, the envisioned next phase in human exploration of space.

In September 2004, the SFS Space Commerce Development group was awarded a six-month NASA study contract valued at approximately $1.0 million to support the space agency’s new exploration initiatives. SPACEHAB defined concepts for accomplishing human lunar exploration with a focus on innovative solutions and commercial approaches that could be extendible to Mars and beyond. In March 2005, we were awarded a contract option for an additional six-month effort also valued at nearly $1.0 million.

SPACEHAB operates in three main areas generally related to space flight activities within the aerospace industry: space assets and mission support services for manned and unmanned space exploration and research missions; commercial and exploratory satellite pre-launch services; and engineering services in support of government space operations. We also operate a retail space merchandise operation and provide space-related educational services. Because of the diversity among the operations of our activities, we report the results of each business as a separate segment in our consolidated financial statements. Our consolidated financial results also reflect corporate-level expenses such as general and administrative, interest, and depreciation and amortization, but because of their nature, these items are not reported as a separate segment.

Business Segments

Following is a brief discussion of each of our four business segments, including a list of key factors that have affected, and are expected to continue to affect, their respective earnings and cash flows. We also present a brief discussion of our corporate-level expenses along with a summary of our current liquidity position and items that could impact our liquidity position in fiscal year 2005 and beyond. This “Overview” section is merely a summary and should be read together with the remainder of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the audited consolidated financial statements, including the notes thereto, and the other information included in the Company’s Form 10-K for the fiscal year ended June 30, 2004.

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

We also offer on a space-available basis for each mission, access to space onboard the space shuttle, Russian Progress, and European Space Agency ATV cargo vehicles under commercial contracts with non-NASA customers, including both government and private customers. Commercial contracts with non-NASA customers will continue to be established directly between SPACEHAB and its commercial customers.

Additionally, during the space shuttle stand-down period, SFS is providing cargo shipment coordination services to NASA for all U.S. cargo shipped to the ISS via the Russian Progress space vehicle. These services are provided under contract to Lockheed Martin, the Cargo Mission Contract (“CMC”) contractor to NASA. We are also providing research access to space and on the ISS to JAXA through RSC-Energia, a major Russian aerospace enterprise. SPACEHAB contracted through V.J.F. Russian Consulting with RSC-Energia for construction of certain space research equipment, launch vehicle, and research space aboard the Russian Progress carrier when the originally-scheduled services on the space shuttle were suspended due to the Columbia tragedy.

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

The earnings and cash flows generated from our Astrotech operations are related to the number of commercial satellite launches, which reflects the growth in the satellite-based communication industries, and the requirement to replace aging satellites. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business include:

•	Our ability to control our capital expenditures, which primarily are limited to maintenance and safety, environ-mental and reliability projects, and other costs through disciplined management and safe, efficient operations

•	The continuing limited availability of government-owned facilities at the major domestic launch sites that can offer compatible services, leading to an increase in government use of Astrotech services

SPACEHAB Government Services, Inc. revenue is generated by providing support to the Government in the areas of large-scale configuration and data management programs such as the ISS; specialized hardware design, development, and fabrication; low- to high-fidelity mockup design and construction; and safety and quality support services. This business unit offers a wide array of products and services in these varied fields. SGS is currently under contract to provide configuration management services within the Program Integration and Control (“PI&C”) contract of which ARES Corporation is the prime contractor.

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

Liquidity. As of March 31, 2005 we had cash on hand and in short-term investments of $6.0 million. Our $5.0 million revolving credit facility had no outstanding borrowings as of March 31, 2005. Our ability to maintain sufficient liquidity in the future will depend on a number of factors including our ability to acquire future business, control our costs and manage capital expenditures, the return to flight of the space shuttle, and the continued activity in the commercial and governmental satellite launch industry.

We expect that our operating cash flows through fiscal year 2006 will be sufficient to satisfy our capital expenditures, debt maturities, interest expenses, and operating commitments. In February 2005 we entered into a new $5.0 million revolving credit facility, replacing our previous revolving credit facility. This new revolving credit facility is secured by our accounts receivable and is subject to various financial and other covenants, including a minimum tangible net worth covenant, a cash flow covenant, and a secured debt coverage covenant. The new revolving credit agreement provides access to previously restricted cash and short term investments and to advances secured by accounts receivable, significantly enhancing the Company’s liquidity.

Over the longer term we believe that the space shuttle return to flight and the President’s vision for space exploration will lead to increased activity and related cash flows from operations for our SFS business segment. We expect additions to our contract with Lockheed Martin for ISS configuration hardware and contract additions in our satellite processing business, reflecting increased activity in the space exploration and commercial satellite industries. However, there can be no assurance that the space shuttle will return to flight in the near term or that we will be able to win future contracts with NASA, other national space agencies, or commercial space enterprises, or to successfully exploit other business opportunities. Failure to achieve such events would have a material adverse effect on our financial condition and results of operations and could adversely affect our ability to redeem our subordinated convertible notes when they mature in October 2007.

Revenue

The Company’s revenue for the nine months ended March 31, 2005 and 2004 was generated primarily from the ReALMS contract, Lockheed Martin letter contract, and contracts with related commercial customers in the SFS segment; the remaining contracts under the Flight Crew Systems Development (“FCSD”) contract and the PI&C contract in the SGS segment; and our contract with Lockheed Martin in the Astrotech segment and other commercial satellite providers. Revenue for SMI was immaterial for the nine months ended March 31, 2005 and 2004. During the period, there were launch delays that affected planned revenue that is expected to materialize in the upcoming months in our Astrotech business unit.

Our SFS business segment is supporting NASA’s return-to-flight activities and is continuing operations in preparation for shuttle missions including STS-114, 121, 116, and 118 (in order of their anticipated flight sequence). We contracted directly with NASA’s prime ISS contractor, Boeing, for the STS-114 mission. SFS is preparing cargo carriers for STS-114 and STS-118, the External Stowage Platforms (“ESP2” and “ESP3” respectively), that will be deployed and permanently mounted to the ISS. For STS-121, we are scheduled to provide our non-deployable unpressurized carrier to NASA under our CMC subcontract with Lockheed Martin for transport of several critical ISS Orbital Replacement Unit (“ORU”) spares. For both STS-116 and 118, missions also under the CMC contract, we are scheduled to provide a pressurized single module and unpressurized non-deployable carrier for transport of critical cargo and ORUs to and from the ISS. We have successfully completed negotiations with Boeing and Lockheed Martin for the respective contract equitable adjustments required to continue uninterrupted support to ongoing STS-114, 121, 116 and 118 mission preparation activities during the shuttle down period following the Columbia tragedy. Support for missions STS-121, 116 and 118 is continuing under a subcontract agreement to Lockheed Martin, effective February 1, 2004. We are currently providing these services under a letter contract, have completed final contract negotiations with Lockheed Martin, and are awaiting issuance of this new contract. Additionally, after approximately April 15, 2004, SFS no longer is subcontracting its module mission integration, operations and sustaining engineering technical support to Boeing. Most module mission tasks previously performed by Boeing personnel are now being performed by SFS personnel, and selected NASA cargo integration tasks on SPACEHAB module missions are now being performed by Lockheed Martin as a part of their CMC with NASA. This decision enables SFS to continue to provide services to NASA and is consistent with the direction of the ISS Program Office.

In January 2004 the Company initiated activity under the JETIS contract with the Mitsubishi Corporation, representing JAXA, that was entered into in 2000 and originally scheduled to fly aboard SPACEHAB’s RDM. Subsequent to the suspension of the space shuttle flights and destruction of SPACEHAB’s RDM, the Company contracted for construction of certain space research equipment and for research space aboard the ISS and up to three Russian Progress cargo missions with V.J.F. Russian Consulting, representing RSC-Energia, a major Russian aerospace manufacturer and mission operator. The first experiment was successfully launched on the Russian Progress spacecraft on August 11, 2004.

During the three and nine months ended March 31, 2005, deferred revenue decreased by $0.2 million and $4.8 million, respectively, as the Company recognized revenue on contracts where milestone payments had been received in prior periods. Management expects further reduction of deferred revenue through the next twelve months which will result in revenue recognition on contracts for which the related cash was received in a prior period.

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

Non Recurring Charge

On February 1, 2003 the RDM was lost in the STS-107 tragedy. The net book value of the RDM was $67.9 million, which, net of insurance proceeds of $17.7 million, was recognized as a loss in the third quarter of fiscal year 2004. The $8.0 million plus interest of $0.2 million paid by NASA as indemnification for our loss of the RDM is recognized as a recovery of previously recognized loss in the quarter ended September 30, 2004. At this time we do not plan to replace the RDM. SPACEHAB’s SFS business segment has two additional modules and other flight assets available to support current NASA requirements. These modules and assets can also be used to support future NASA requirements. The shuttle is currently scheduled to return to flight in July 2005.

RESULTS OF OPERATIONS

For the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

Revenue. Revenue decreased approximately 4% to $14.3 million as compared to $14.8 million for the three months ended March 31, 2005 and 2004, respectively (in millions).

	Three Months Ended March 31,
	2005	2004	Dollar Change	Percent Change
SPACEHAB Flight Services	$10.0	$10.3	$(0.3)	(3)%
Astrotech Space Operations	2.5	2.5	0.0	0%
SPACEHAB Government Services	1.6	1.8	(0.2)	(11)%
Space Media	0.2	0.2	0.0	0%

	$14.3	$14.8	$(0.5)	(4)%

Revenue from the SFS business segment has been adversely affected by the temporary grounding of the shuttle fleet due to the STS-107 tragedy in February 2003, partially offset by revenue from the Lockheed Martin letter contract, and other contract revenue. The following summarizes the significant items:

•	Decrease in ReALMS revenue of $4.2 million in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due to the termination of the ReALMS contract in January 2004

•	Increase in Lockheed Martin contract revenue of $4.4 million in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due to the startup of the contract in February 2004

•	Decrease in revenue from the JETIS contract of $1.2 million due to the timing of the mission operations

•	Increase in revenue from Concept Exploration and Refinement (“CE&R”) contract of $0.6 million that was started in the first quarter of fiscal year 2005

•	Other contract revenue increase of $0.1 million

Revenue from our Astrotech business unit was generally unchanged in the current quarter as compared to the prior quarter.

The decrease in revenue at the SGS business segment is primarily due to the closeout of the Stowage, Engineering and Decal Contract (“SEDC”) and Configuration Management (“CM”) contract in December 2004. The following summarizes the significant items:

•	Revenue decrease of $0.4 million due to the closeout of the SEDC and CM contracts in December 2004

•	Other contract revenue increase of $0.2 million

Costs of Revenue. Costs of revenue for the three months ended March 31, 2005 increased by 13% to approximately $11.1 million, as compared to $9.8 million for the prior year’s quarter (in millions).

	Three Months Ended March 31,
	2005	2004	Dollar Change	Percent Change
SPACEHAB Flight Services	$7.9	$6.2	$1.7	27%
Astrotech Space Operations	2.0	2.0	0.0	0%
SPACEHAB Government Services	1.1	1.5	(0.4)	(27)%
Space Media	0.1	0.1	—	0%

	$11.1	$9.8	$1.3	13%

Costs of revenue from the SFS business segment have been affected by the temporary grounding of the shuttle fleet due to the STS-107 tragedy in February 2004, partially offset by costs of revenue from the Lockheed Martin letter contract, the termination of Boeing as a subcontractor for module services, and other contract costs of revenue. The following summarizes the significant items:

•	Decrease in costs of revenue for shuttle related mission work performed by Boeing of $0.9 million due to subcontract termination

•	Increase in costs of revenue for shuttle related mission work performed by EADS of $1.4 million due to the scheduled launch of STS-114 in July 2005

•	Increase in costs of revenue for shuttle related missions for in-house engineering labor of $1.2 million

•	Other costs of revenue decreases of $0.4 million offset by CE&R contract costs of $0.3 million

Cost of revenue from our Astrotech business unit were generally unchanged in the current quarter as compared to the prior quarter.

The decrease in costs of revenue at the SGS business segment is primarily due to the closeout of the SEDC contract in December 2004. The following summarizes the significant items:

•	Costs of revenue decrease of $0.3 million due to the closeout of the SEDC contract in December 2004

•	Other costs of revenue decreases of $0.1 million due to less contract activities in third quarter 2005 as compared to third quarter of fiscal year 2004

Operating Expenses. Operating expenses decreased to $2.3 million for the three months ended March 31, 2005 as compared to approximately $2.6 million for the three months ended March 31, 2004. Operating expenses are lower in the quarter ended March 31, 2005 compared to last year’s quarter due to the Company’s ongoing cost reduction efforts and staffing reductions in selling, general and administrative expenses. Research and development expenses were immaterial for the three months ended March 31, 2005 and 2004 although the Company expects these costs to increase in future periods. In the three months ended March 31, 2005, the Company recognized legal expenses of $0.3 million relating to its claims against NASA for loss of the RDM and response to Lloyd’s complaint regarding its payment of insurance proceeds on the accident.

Interest Expense. Interest expense was approximately $1.4 million for the three months ended March 31, 2005 as compared to approximately $2.2 million for the three months ended March 31, 2004. The decrease in interest expense is primarily due to the loss in hedge accounting in 2004, resulting in expense of $0.5 million on a portion of the interest rate swap for the mortgage loan payable. Additionally, there was an acceleration of $0.2 million of debt placement costs in 2004 associated with the repayment of the mortgage loan and decreasing interest expense on the amended mortgage loan.

Interest and Other Income. Interest and other income was immaterial for the three months ended March 31, 2005 and March 31, 2004. Interest income is earned on the Company’s short-term investments.

Income Taxes. Based on the Company’s projected effective tax rate for fiscal year 2005, we recorded minimal tax expense for the three months ended March 31, 2005 as compared to a minimal tax expense for the three months ended March 31, 2004.

Net Income (Loss). Net loss for the three months ended March 31, 2005 was approximately $0.5 million or $0.04 per share basic and diluted on 12,626,130 shares as compared to net income of approximately $0.3 million or $0.02 per share basic and $0.02 per share diluted on 12,476,342 and 14,264,818 shares, respectively, for the three months ended March 31, 2004.

For the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004.

Revenue. Revenue decreased approximately 39% to $40.4 million as compared to $66.5 million for the nine months ended March 31, 2005 and 2004, respectively (in millions).

	Nine Months Ended March 31,
	2005	2004	Dollar Change	Percent Change
SPACEHAB Flight Services	$28.4	$32.6	$(4.2)	(13)%
Astrotech Space Operations	6.7	24.7	(18.0)	(73)%
SPACEHAB Government Services	4.7	8.6	(3.9)	(45)%
Space Media	0.6	0.6	0.0	0%

	$40.4	$66.5	$(26.1)	(39)%

Revenue from the SFS business segment has been adversely affected by the temporary grounding of the shuttle fleet due to the STS-107 tragedy in February 2003. Even though the shuttle fleet was grounded for both the nine months ended March 31, 2005 and nine months ended March 31, 2004, there is a significant difference in revenue due to how NASA proceeded with the grounding of the shuttle fleet. For the nine months ended March 31, 2004, we were operating as if the shuttle would return to flight in the near term which resulted in higher revenue due to the products and services that were being required to be delivered to NASA in preparation for the return to flight. For the period ended March 31, 2005, we were required to deliver fewer products and services to NASA due to a more defined return to flight schedule. The following summarizes the significant items:

•	Decrease in ReALMS revenue of $23.3 million in the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004 due to the termination of the ReALMS contract in January 2004

•	Increase in Lockheed Martin contract revenue which replaced the ReALMS contract in February 2004 of $16.0 million in the current period

•	Increase on ESP2 revenue of $3.6 million in the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004 due to the anticipated launch in May 2005

•	Increase in revenue from the JETIS contract of $0.8 million that was started in the third quarter of fiscal year 2004

•	Revenue from CE&R contract of $1.0 million that was started in the first quarter of fiscal year 2005

•	Other contract revenue decrease of $2.3 million, mainly due to the cancellation of the RDM’s planned second mission under the ReALMS contract during the nine months ended March 31, 2004

The decrease in revenue at the Astrotech business unit is primarily due to Boeing’s termination of its contractually fixed guarantee payments to ASO and the one time payment in the amount of $17.5 million. During the nine months ended March 31, 2005, Astrotech underwent scheduled downtime between launches recognizing contractually guaranteed revenues of $2.5 million and $0.6 million from missions that began in the fourth quarter of fiscal year 2004 and were completed in the first quarter of fiscal year 2005, and contract revenue from five missions that began in the second and third quarter of fiscal year 2005 of $2.9 million and other revenue of $0.7 million.

The decrease in revenue at the SGS business segment is primarily due to the closeout of the SEDC and CM contract in December 2004 partially offset by the PI&C contract which started in January 2004. The following summarizes the significant items:

•	Revenue decrease of $6.3 million due to the closeout of the SEDC and CM contracts in December 2004

•	Other contract revenue decrease of $0.3 million due to less contract activity

•	Revenue increase of $2.7 million due to the PI&C contract

Costs of Revenue. Costs of revenue for the nine months ended March 31, 2005 decreased by 10% to approximately $32.6 million, as compared to $36.2 million for the prior year’s quarter (in millions).

	Nine Months Ended March 31,
	2005	2004	Dollar Change	Percent Change
SPACEHAB Flight Services	$22.8	$23.0	$(0.2)	(1)%
Astrotech	5.9	5.7	0.2	4%
SPACEHAB Government Services	3.6	7.2	(3.6)	(50)%
Space Media	0.3	0.3	—	0%

	$32.6	$36.2	$(3.6)	(10)%

Costs of revenue from the SFS business segment has been affected by the temporary grounding of the shuttle fleet due to the STS-107 tragedy in February 2003, partially offset by costs of revenue from the Lockheed Martin letter contract, the termination of Boeing as a subcontractor for module services, and other contract costs of revenue. The following summarizes the significant items:

•	Decrease in ReALMS costs of revenue of $13.0 million from March 31, 2004 to March 31, 2005 due to the ReALMS contract closeout

•	Costs of revenue from Lockheed Martin letter contract of $9.7 million that started in the third quarter of fiscal year 2004

•	Increase in ESP2 costs of revenue of $3.1 million due to the expected launch in July 2005

•	Costs of revenue of $0.2 million from JETIS that was started in the third quarter of fiscal year 2004

•	Costs of revenue of $0.8 million from the CE&R contract that was stated in the first quarter of fiscal year 2005

•	Other costs of revenue decreases of $1.0 million, primarily resulting from the termination of Boeing as a subcontractor for module services offset by in-house engineering labor and related costs

Astrotech’s increase in costs of revenue is due to increased mission support costs and increase in the costs of operations at the satellite processing facilities, including increased utility costs.

The decrease in costs of revenue at the SGS business segment is primarily due to the closeout of the SEDC and CM contracts in December 2004 partially offset by the PI&C contract. The following summarizes the significant items:

•	Costs of revenue decrease of $3.8 million due to the closeout of the SEDC contract in December 2004

•	Costs of revenue decrease of $2.3 million due to the closeout of the CM contract in December 2004

•	Costs of revenue increase of $3.1 million due to the startup of the PI&C contract in January 2004

•	Other costs of revenue decrease of $0.6 million due to less contract activity

Operating Expenses. Operating expenses, other than the $8.2 million recovery of a non-recurring charge for the loss of the RDM that was recorded for the period ended September 30, 2004, the goodwill and Guigne impairments totaling $10.1 million that were recorded for the period ended March 31, 2004, decreased to $6.6 million for the nine months ended March 31, 2005 as compared to approximately $8.9 million for the nine months ended March 31, 2004. The primary factors causing this decrease are the Company’s on-going reductions in staff and facilities which resulted in a decrease of $1.5 million. Research and development expenses were immaterial for the nine months ended March 31, 2005 and 2004 although we expect these costs to increase in future periods. For the nine months ended March 31, 2005, there were no significant bid and proposal efforts. In the nine months ended March 31, 2004, we incurred bid and proposal costs of $0.2 million primarily relating to the Mission Integration Contract (“MIC”) proposal. During the nine months ended March 31, 2005, the Company recognized legal expenses of $0.8 million relating to its claims against NASA for loss of the RDM and response to Lloyd’s complaint regarding its payment of insurance proceeds on the accident.

Interest Expense. Interest expense was approximately $4.3 million for the nine months ended March 31, 2005 as compared to approximately $6.8 million for the nine months ended March 31, 2004. The decrease in interest expense is primarily due to the loss of hedge accounting on a portion of the interest rate swap for the mortgage loan in 2004 resulting in the expensing of $1.3 million of unrealized losses previously in other comprehensive loss upon repayment of $9.5 million of the mortgage loan, as well as the acceleration of $0.7 million of debt placement costs associated with the repayment for the nine months ended March 31, 2004. Due to the $9.5 million payment on the mortgage loan and the subsequent lower interest rate (5.5%), the interest expense on the loan is $0.8 million less in the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004.

Interest and Other Income. Interest and other income was immaterial for the nine months ended March 31, 2005 and March 31, 2004. Interest income is earned on the Company’s short-term investments.

Income Taxes. Based on the Company’s projected effective tax rate for fiscal year 2005, we recorded a tax expense of $0.2 million for the nine months ended March 31, 2005 as compared to a tax expense of $0.3 million during the nine months ended March 31, 2004.

Net Income. Net income for the nine months ended March 31, 2005 was approximately $5.2 million or $0.41 per share basic and $0.36 per share diluted on 12,603,240 and 14,203,597 shares, respectively, as compared to net income of approximately $4.4 million or $0.35 per share basic and $0.31 per share diluted on 12,415,977 and 14,039,798 shares, respectively, for the nine months ended March 31, 2004.

Liquidity and Capital Resources

Historically, the Company obtained operating and capital investment funds from the proceeds of its initial public offering of common stock and an offering of Series B Senior Convertible Preferred Stock. We also completed a private placement offering of convertible subordinated notes to support capital investments required for development and construction of space flight assets.

Our primary source of liquidity is cash flow from operations and short-term investments. The principal uses of cash flow that affect our liquidity position include both operational expenditures and debt service payments. Management is focused on increasing cash flow and on managing cash effectively through limiting cash investments in long-term assets.

The Company maintained a working capital line of credit facility totaling $5.0 million in order to ensure appropriate levels of liquidity. The term of this credit facility was through January 2005. Covenants included a liquidity ratio and a limited pledge of $5.6 million of the Company’s investment account. The restriction on the investment balance was limited to 111% of the Company’s borrowings on the line of credit. This credit facility was replaced in February 2005 with a new revolving credit facility from another financial institution.

On February 11, 2005 we entered into a revolving credit facility with a new credit facility providing for loans up to $5.0 million secured by the Company’s accounts receivable. Funds available under the revolving credit facility are limited to 80% of eligible accounts receivable, and we are subject to various financial and other covenants including a minimum tangible net worth covenant, a cash flow coverage covenant, and limitation of future secured debt relative to tangible net worth. As of March 31, 2005 there was $5.0 million available under this credit facility and restricted cash of $0.3 million.

Cash Flows From Operating Activities. Cash provided by operations for the nine months ended March 31, 2005 and 2004 was $2.0 million and $7.3 million, respectively. The significant items affecting the differences in cash flows from operating activities for the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004 are discussed below:

•	Net income for the nine months ended March 31, 2005 was $5.2 million as compared to net income for the nine months ended March 31, 2004 of $4.4 million. Included in net income for the nine months ended March 31, 2005 is $8.2 million recognized as recovery of a previously reported non-recurring loss

•	For the nine months ended March 31, 2004, we received $17.5 million due to the Boeing termination. In addition, we recorded a non-cash charge of $8.3 million for impairment of goodwill at Astrotech and SGS. We recorded a non-cash valuation allowance charge of $1.8 million for its investment in Guigne. We also recorded a non-cash charge of approximately $0.7 million due to the loan repayment

•	Depreciation and amortization for the nine months ended March 31, 2005 was $4.0 million as compared to $4.2 million for the nine months ended March 31, 2004

•	Changes in assets for the nine months ended March 31, 2005 was immaterial. For the nine months ended March 31, 2004 change in assets provided cash from operations of $0.6 million primarily from a decrease in accounts receivable

•	Changes in liabilities for the nine months ended March 31, 2005 used cash from operations of $6.6 million. This change is due primarily to the decreases in accounts payable and accrued expenses of $1.8 million and the decrease in deferred revenue of $4.8 million. The decrease in deferred revenue is primarily due to the first launch for the JETIS contract during the nine months ended March 31, 2005 and on-orbit operations. For the nine months ended March 31, 2004 changes in liabilities used cash in operations of $13.0 million, primarily due to an accounts payable, accrued expenses, and accounts payable EADS decrease of $4.5 million and a deferred revenue decrease of approximately $8.6 million primarily due to revenue recognition for STS-116 and NASA’s planned dedicated research mission that was previously scheduled to follow STS-107

Cash Flows From Investing Activities. For the nine months ended March 31, 2005 and 2004, cash flows provided by investing activities were $5.4 million and $6.1 million, respectively. The significant items affecting the differences in cash flows from investing activities for the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004 are discussed below:

•	There were minor purchases of property and equipment of $0.8 million for the nine months ended March 31, 2005 as compared to $1.3 million for the nine months ended March 31, 2004

•	For the nine months ended March 31, 2005, cash flows from investing activities were primarily generated from the sale of short-term investments of $6.6 million as compared to sales of $7.4 million for the nine months ended March 31, 2004.

•	This was offset by an increase in restricted cash of $0.4 million as compared to no change for the nine months ended March 31, 2004

Cash Flows From Financing Activities. For the nine months ended March 31, 2005 and 2004, cash flows used in financing activities were $2.8 million and $12.7 million, respectively. The significant items affecting the differences in cash flows from financing activities for the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004 are discussed below:

•	For the nine months ended March 31, 2005, we had net repayments of $1.4 million under the revolving credit facility as compared to no net borrowings for the nine months ended March 31, 2004

•	For the nine months ended March 31, 2005, we paid $1.4 million under various credit agreements as compared to $13.0 million for the nine months ended March 31, 2004. This reduction is primarily due to the payment of $11.0 million on our mortgage loan due to the Boeing termination and the final payment to Alenia Spazio S.P.A during the nine months ended March 31, 2004

•	For the nine months ended March 31, 2005 we had proceeds from the issuance of common stock of $0.1 million as compared to $0.3 million for the nine months ended March 31, 2004

On March 25, 2003 the Board of Directors authorized the Company to repurchase up to $1.0 million of the Company’s outstanding common stock at market prices. Any purchases under our stock repurchase program may be made from time to time, in the open market, through block trades or otherwise in accordance with applicable regulations of the SEC. As of March 31, 2005, we had repurchased 116,100 shares at a cost of $117,320 under the program. We will continue to evaluate the stock repurchase program and the funds authorized for the program.

Management continues to focus its efforts on improving the overall liquidity of the Company through identifying new business opportunities within the areas of our core competencies, reducing operating expenses, and limiting cash commitments for future capital investments and new asset development. On November 5, 2004 NASA notified the Company that it was not awarded the ISS Mission Integration Contract. Additionally, the Boeing team’s bid for the Cargo Mission Contract with NASA, of which SGS was a subcontractor, was not selected for contract award. As a result of the loss of these contract awards, we have made significant adjustments to our staffing and cost base structure during 2004. We reduced staffing by 67 employees in the quarter ended March 31, 2004 as a result of NASA’s award decisions. On October 1, 2003 we announced that we would close our corporate office in Washington, D.C. by March 31, 2004 and consolidate those operations into our headquarters in Houston, Texas. We took these actions as part of our continuing efforts to further reduce operating expenses and improve profitability. The Company subleased its Washington, D.C. facility for the remaining lease period which is under lease through May 31, 2006. We have continued to restrict new capital investment and new asset development, limiting projects to those required to support current contracts and facility maintenance. Additionally, management continues to evaluate operating expenses in an effort to reduce or eliminate costs not required to effectively operate the Company.

On April 28, 2005 we consummated the sale and simultaneous lease back of our Cape Canaveral, Florida SPPF. The sale resulted in net cash to the Company of approximately $3.8 million. On May 9, 2005 we consummated the sale and lease back of our corporate offices in Webster (Houston), Texas. The sale resulted in net cash to the Company of approximately $0.9 million.

The Company’s cash and short-term investments were approximately $6.0 million as of March 31, 2005. Management believes that we have sufficient liquidity, including cash and short-term investments, advances available under our revolving credit facility, and cash anticipated or expected to be generated from operations to fund ongoing operations beyond the remainder of this fiscal year. We also expect to utilize existing cash, cash anticipated from future operations to support strategies for new business initiatives and reduce long-term debt.

The Company’s contractual obligations as of March 31, 2005 are as follows (in thousands):

Contractual Obligations	At March 31, 2005	Remaining in Fiscal Year 2005	Fiscal Year 2006	Fiscal Year 2007	Fiscal Year 2008	Fiscal Year 2009	Thereafter
Long-term Debt	$63,250	$—	$—	$—	$63,250	$—	$—
Mortgage Loan Payable	4,190	497	2,057	1,636	—	—	—
V.J.F. Russian Consultant Agreement	210	45	165	—	—	—	—
V.J.F. Russian Subcontract	1,003	603	400	—	—	—	—
Operating leases[1,3]	21,826	960	4,918	4,507	4,372	4,217	2,852

Total Contractual Cash Obligations[2]	$90,479	$2,105	$7,540	$6,143	$67,622	$4,217	$2,852
(excluding interest payments)

1	-	For the remainder of fiscal year 2005, the Company expects to receive net payments of $0.2 million for subleases. For fiscal years 2006, 2007, and 2008, the Company expects to receive net payments of approximately $0.7 million, $0.5 million, and $0.3 million, respectively, for subleases. Additionally, we exercised a four year option on our ICC/VCC leases with EADS.
2	-	Does not include commitment to Dayna Justiz for compensation that can be earned as a result of the agreement dated June 19, 2000. The agreement states that Dayna Justiz can earn up to $375,000 as additional compensation if she meets certain financial goals in the management of The Space Store. The yearly amount is equal to five percent of The Space Store’s “net after-tax operating income” during each fiscal year until such time an aggregate amount of $375,000 has been earned. At this time, we have not recorded a liability for this obligation due to the uncertainty of the obligation being met.
3	-	Does not include amounts for sale leaseback of the SPPF consummated on April 28, 2005

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has no material changes to the disclosure made on this matter in our Annual Report on Form 10-K for the year ended June 30, 2004.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on our evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Section 404 of the Sarbanes Oxley Act of 2002 requires us to perform an evaluation of our internal control over financial reporting and have our auditors attest to such evaluation. We have been actively preparing for the implementation of this requirement by, among other things, establishing an ongoing program to perform the system and process evaluation and testing necessary for compliance. We are not an accelerated filer under the rules of the SEC and, therefore, will not be subject to these requirements until our fiscal year ending June 30, 2006. While we anticipate that we will be able to comply on a timely basis with this requirement, unforeseen delays may occur which could prevent us from achieving timely compliance. If we fail to complete our evaluation on a timely basis and in a satisfactory manner, or if our auditors are unable to attest on a timely basis to the adequacy of our internal control, we may be subject to additional regulatory scrutiny and to a loss of public confidence in our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Contract Claim. In January 2004 the Company filed a formal proceeding with NASA seeking indemnification under the ReALMS contract in the amount of $87.7 million for the value of our RDM and related equipment that was destroyed during the STS-107 Space Shuttle Columbia tragedy. NASA responded to this contract claim on October 5, 2004. NASA’s determination states that its liability is limited under the ReALMS contract to $8.0 million. The Company received payment of $8.2 million, which included $0.2 million of interest, from NASA in October 2004. In December 2004 the Company filed an appeal of NASA’s decision to deny its claim for indemnification in excess of $8.0 million with the Armed Services Board of Contract Appeals. On May 5, 2005 NASA filed its answer to SPACEHAB’s complaint with the Armed Services Board of Appeals. SPACEHAB is now proceeding with discovery.

Tort Claim. On November 8, 2004 the Company filed a second claim with NASA seeking damages of $79.7 million under the Federal Tort Claims Act for the loss of the RDM resulting from NASA’s alleged negligence leading to the destruction of the Space Shuttle Columbia and the loss of the RDM. The claim represents the loss of $87.7 million less the $8.0 million recovered from NASA. NASA has not responded to this claim. Under federal tort claim procedures, upon NASA’s denial or failure to respond to this claim, the Company has the right to pursue the claim through appeal to Federal District Court.

Lloyd’s Complaint. In January 2004 Lloyd’s, the Company’s insurer for the RDM, filed a complaint in the United States District Court for the Western District of Washington seeking the return of the $17.7 million Lloyd’s had paid to the Company under the RDM insurance policy alleging that, among other things, (i) such proceeds were paid erroneously primarily due to the fact that NASA had not paid indemnification due to the Company prior to the payment of the insurance proceeds, (ii) the Company and its insurance broker misled Lloyd’s in issuing the policy, and (iii) the Company has not cooperated with Lloyd’s in protecting Lloyd’s right of subrogation. In February 2004 Lloyd’s withdrew its complaint from the United States District Court and filed a similar complaint in Superior Court of the State of Washington. The parties are currently in discovery proceedings relative to the matter with a trial date set for July 2005. The Company believes that Lloyd’s complaint is without merit and will continue to respond to the complaint accordingly.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
3	Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-3 (File No. 333-43221) filed with the Securities and Exchange Commission on December 24, 1997)

3.2	Designation of Rights, Terms and Preferences of Series A Junior Preferred Stock of the Registrant (incorporated by reference to Exhibit 2 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 1999)

3.3	Designation of Rights, Terms and Preferences of Series B Senior Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999)

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-3 (File No. 333-43221) filed with the Securities and Exchange Commission on December 24, 1997)

4	Instruments Defining the Rights of Security Holders, including Indentures

4.1	Designation of Rights, Terms and Preferences of Series B Senior Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999)

4.2	Preferred Stock Purchase Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 2, 1999 (incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999)

4.3	Registration Rights Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 5, 1999 (incorporated by reference to Exhibit 4.3 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999)

4.4	Rights Agreement, dated as of March 26, 1999, between the Registrant and American Stock Transfer & Trust Company, including the Designation of Rights, Terms and Preferences of Series A Junior Preferred Stock attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C (incorporated by reference to Exhibit 2 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 1999)

4.5	Indenture dated as of October 15, 1997 between the Registrant and First Union National Bank, as Trustee, relating to the Registrant’s 8% Convertible Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (File No. 333-43221) filed with the Securities and Exchange Commission on December 24, 1997)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPACEHAB, INCORPORATED

Date: May 13, 2005	/s/ Michael E. Kearney
Michael E. Kearney
President and Chief Executive Officer

/s/ Brian K. Harrington
Brian K. Harrington
Senior Vice President and Chief Financial Officer