Form 10-K/A
period 2004-06-30
SPACEHAB INC \WA\
filed 2005-07-20
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Spacehab Inc. is amending their 2004 Form 10-K as a result of a reclassification of the $17.7 million insurance proceeds received during 3Q 2003 relating to the loss of our Research Double Module, which was previously classified as Operating Cash Flows for which we are now classifying as Investing Cash Flows in accordance with FAS 95, Footnote 5. Amendments to this document in accordance with the standard are outlined in the subsequent pages below.

Note: There are no other changes to the original Form 10-K filing other than those outlined in this document. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

PART II

Item 6. Selected Financial Data.

The selected financial data presented below are derived from the audited consolidated financial statements of SPACEHAB. This selected financial information should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this report.

	Year Ended June 30	Year Ended June 30	Year Ended June 30	Year Ended June 30	Year Ended June 30
	2000	2001	2002	2003 (Restated)	2004
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$105,708	$105,254	$102,773	$94,963	$77,606
Costs of revenue	87,931	92,243	81,767	78,791	45,678

Gross profit	17,777	13,011	21,006	16,172	31,928
Selling, general and administrative expenses	17,832 [1]	21,796	19,507 [4]	91,434 [5]	20,982	[7]
Research and development expenses	2,440 [2]	393	383	118	223

Income (loss) from operations	(2,495)	(9,178)	1,116	(75,380)	10,723
Interest expense, net of capitalized amounts and interest and other income	3,773	4,804	5,533	7,252	8,142
Net income (loss)	(3,844)	(12,785)[3]	(2,367)	(81,775)	2,075
Net income (loss) per common share – diluted	$(0.34)	$(1.12)	$(0.20)	$(6.66)	$0.15
Shares used in computing net income (loss) per common share – diluted	11,273	11,400	11,884	12,285	14,142

Other Data:
Cash provided by operations	$1,424	$17,124	$8,592	$2,114	$5,273
Cash provided by (used in) investing activities	(29,794)	(23,076)	(13,167)	$3,037 [6]	5,019

Balance Sheet Data (at period end):
Working capital deficit	$(1,601)	$(41,424)	$(22,022)	$(4,750)	$(6,351)
Total assets	225,109	222,477	220,826	121,356	99,925
Long-term debt, excluding current portion	75,901	64,589	83,426	80,056	66,942
Stockholders’ equity	102,702	90,356	87,670	5,090	9,410

[1]	Includes approximately $1.8 million of expenses associated with the startup of SMI.
[2]	Includes approximately $0.5 million of expenses associated with the Enterprise module.
[3]	Includes approximately $3.3 million of non-cash expense to record a full valuation allowance on the Company’s deferred tax asset.
[4]	Includes approximately $0.8 million of non-cash expenses related to subleasing of excess facilities.
[5]	Includes approximately $78.3 million of non-cash write downs related to the loss of our Research Double Module, goodwill impairment at SGS, and asset impairment.
[6]	Includes approximately $17.7 million of insurance proceeds related to the loss of our Research Double Module.
[7]	Includes approximately $0.3 million of non-cash expenses related to subleasing of excess facilities, $8.3 million of goodwill impairment at SGS and ASO, and a $1.8 million non-cash write-down of investment in Guignè.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read together with the audited consolidated financial statements and the notes thereto included in this report

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

Cash Flows From Operating Activities. Cash provided by operations for the years ended June 30, 2004, 2003 (Restated), and 2002 was $5.3 million, $2.1 million, and $8.6 million, respectively. The significant items affecting the differences in cash flows from operating activities in fiscal year 2004 compared to fiscal year 2003, and fiscal year 2003 compared to fiscal year 2002 are discussed below:

Fiscal Year 2004 Compared to 2003 (Restated). For the fiscal year 2004 compared to fiscal year 2003, the significant items affecting cash provided by operating activities were:

•	Net income for fiscal year 2004 was $2.1 million compared to a net loss recorded in the prior fiscal year of $81.8 million.

•	Included in fiscal year 2004 were charges for $8.3 million of goodwill related to early termination of the Boeing satellite processing contract and certain SGS contracts in fiscal year 2004 and a charge of $1.8 million of asset impairment for our investment in Guignè compared to charges of $11.9 million of goodwill impairment, $16.1 million of asset impairment, a nonrecurring charge of $50.3 million and termination of the Enterprise project and certain SGS contract terminations in fiscal year 2003.

•	Charges for depreciation and amortization in fiscal year 2004 were $3.5 million less than depreciation and amortization in fiscal year 2003 primarily resulting from the loss of our Research Double Module in fiscal year 2003.

•	Changes in assets and liabilities for fiscal year 2004 consumed cash from operations of $13.3 million, primarily due to increases in accounts receivable and reductions in accounts payable as previously discussed as compared to use of $3.7 million in fiscal year 2003 where a decrease in accounts receivable of $7.0 million partially offset the reductions in accounts payable and accrued subcontracting costs. Deferred flight revenue decreased approximately $8.9 million in each fiscal year resulting from the close-out of the ReALMS contract and the start-up of the JETIS contract.

Fiscal Year 2003 (Restated) Compared to 2002. For the fiscal year 2003 compared to fiscal year 2002, the significant items affecting cash provided by operating activities were primarily the net loss of $81.8 million in fiscal year 2003 which included $78.3 million of non-cash charges for the loss of our Research Double Module, asset impairment, and goodwill impairment. Other items that affected cash provided by operating activities in fiscal year 2003 as compared to fiscal year 2002 included the following:

•	Depreciation and amortization was approximately $9.4 million for the period ended June 30, 2003 compared to $13.4 million in the prior fiscal year resulting from the loss of our Research Double Module in February 2003 and amortization expense of $1.1 million.

•	Changes in assets and liabilities for fiscal year 2003 consumed $3.7 million of cash provided by operating activities as compared to $2.1 million in fiscal year 2002, due primarily from a decrease in deferred revenue of $8.9 million in fiscal year 2003 for three missions under contract, STS-116, STS-118 and STS-114 compared to a decrease in deferred revenue of $1.3 million in fiscal year 2002, an increase in accounts payable and accrued expenses of $0.6 million in fiscal year 2003 compared to a decrease in accounts payable and accrued expenses of $6.1 million in fiscal year 2002 and a decrease in accounts receivable of $7.0 million in fiscal year 2003 compared to a decrease of $4.2 million in fiscal year 2002.

Cash Flows From Investing Activities. For the years ended June 30, 2004, 2003 (Restated), and 2002, cash flows provided by (used in) investing activities were $5.0 million, $3.0 million, and $(13.2) million. The significant items affecting the differences in cash flows from investing activities in fiscal year 2004 compared to fiscal year 2003 and fiscal year 2003 compared to fiscal year 2002 are discussed below:

Fiscal Year 2004 Compared to 2003 (Restated). For the fiscal year 2004 compared to fiscal year 2003, the significant items affecting cash flows used in investing activities for 2004 were the sale of $7.4 million of short term investments offset by the use of $2.1 million cash flow for purchases of property and equipment, payments for buildings under construction and payments for flight assets under construction. The significant items affecting cash flows used in investing activities for 2003 were purchase of short term investments of $14.0 million and $2.1 million cash flow for purchases and payments, offset with insurance proceeds of $17.7 million resulting from the loss of our Research Double Module on the Space Shuttle Columbia.

Fiscal Year 2003 (Restated) Compared to 2002. For the fiscal year 2003 compared to fiscal year 2002, the significant items affecting cash flow used in investing activities were as follows:

•	During fiscal year 2003, the primary change in the cash used in investing activities was due to the increase in the Company’s investments of $14.0 million primarily as the result of the commercial insurance received from the loss of our Research Double Module which is offset with those insurance proceeds of $17.7 million related to the loss of our Research Double Module on the Space Shuttle Columbia.

•	Approximately $15.4 million was spent in fiscal year 2002 for buildings under construction and equipment, primarily for the expansion of Astrotech’s payload processing facilities in Titusville, Florida.

•	During fiscal year 2002, the Company’s expenditures for flight assets under construction related primarily to the completion of the VCC for sale to EADS, adapter plates for unpressurized ICC and VCC missions, and for additional development work on the Enterprise module. The Company received $4.4 million in services payments for the sale of its VCC assets to EADS and received $1.4 million in cash, primarily for the Oriole sounding rocket business and the Clear Lake Industries sales.

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

Contractual Obligations. The Company’s contractual obligations as of June 30, 2004 are as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term Debt	$63,250	$—	$—	$63,250	$—
Loan payable under credit facility	1,445	1,445	—	—	—
Mortgage Loan Payable	5,638	1,946	3,692	—	—
V.J.F. Russian Consultant Agreement	360	180	180	—	—
V.J.F. Russian Subcontract	1,400	1,000	400	—	—
Capital Leases	67	67	—	—	—
Operating leases[1]	10,208	4,715	2,109	532	2,852

Total Contractual Cash Obligations[2] (excluding interest payments)	$82,368	$9,353	$6,381	$63,782	$2,852

[1]	For fiscal years 2005, 2006, 2007, and 2008, the Company expects to receive net payments of approximately $0.7 million, $0.7 million, $0.5 million, $0.2 million, respectively, for subleases.
[2]	Does not include commitment to Dayna Justiz for compensation that can be earned as a result of the agreement dated June 19, 2000. The agreement states that Dayna Justiz can earn up to $375,000 as additional compensation if she meets certain financial goals in the management of The Space Store. The yearly amount is equal to five percent of the Space Store’s “net after-tax operating income” during each fiscal year until such time an aggregate amount of $375,000 has been earned. At this time, we have not recorded a liability for this obligation due to the uncertainty of the obligation being met.

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

As discussed in Note 26 to the consolidated financial statements, the consolidated statement of cash flows for the year ended June 30, 2003 has been changed from that on which we reported previously to correct the classification of insurance proceeds received as a result of the loss of the Company’s research double module.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective July 1, 2002.

/s/ Ernst & Young LLP

McLean, Virginia

August 20, 2003

except for Note 26 as to which the date is

July 11, 2005

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$506	$1,301
Restricted cash	430	—
Short-term investments	5,037	14,047
Restricted short-term investments	1,604	—
Accounts receivable, net	7,878	6,780
Prepaid expenses and other current assets	495	343

Total current assets	15,950	22,471

Property and equipment
Flight assets	64,476	63,970
Module improvements in progress	913	305
Payload processing facilities	45,895	46,026
Furniture, fixtures, equipment and leasehold improvements	18,071	22,088

	129,355	132,389
Less accumulated depreciation and amortization	(49,755)	(48,700)

Property and equipment, net	79,600	83,689

Goodwill, net	—	8,274
Investment in Guignè, net	—	1,800
Deferred financing costs, net	1,163	2,182
Other assets, net	3,212	2,940

Total assets	$99,925	$121,356

Liabilities and Stockholders’ Equity
Current liabilities
Revolving loan payable	$1,445	$—
Convertible notes payable to shareholder, current portion	—	2,004
Mortgage loan payable, current portion	1,946	2,218
Accounts payable	2,424	3,231
Accounts payable- EADS	3,262	7,824
Accrued interest	1,108	1,365
Accrued expenses	3,600	2,687
Accrued subcontracting services	2,176	522
Deferred revenue, current portion	6,340	7,370

Total current liabilities	22,301	27,221

Accrued contract costs and other	372	255
Deferred revenue, net of current portion	900	8,734
Mortgage loan payable, net of current portion	3,692	16,806
Convertible subordinated notes payable	63,250	63,250

Total liabilities	90,515	116,266

Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value, convertible, authorized 2,500,000 shares, issued and outstanding 1,333,334 shares, (liquidation preference of $12,000)	11,892	11,892
Common stock, no par value, 30,000,000 shares authorized 12,688,062 and 12,484,779 shares issued, respectively	83,751	83,446
Treasury stock, 116,100 and 109,800 shares, respectively, at cost	(117)	(111)
Additional paid-in capital	16	16
Accumulated other comprehensive loss	—	(1,946)
Accumulated deficit	(86,132)	(88,207)

Total stockholders’ equity	9,410	5,090

Total liabilities and stockholders’ equity	$99,925	$121,356

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

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Treasury Stock	Add’l. Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balance at June 30, 2001	1,333,334	$11,892	11,528,145	$82,513	$—	$16	$—	$(4,065)	$90,356

Common stock issued under bonus plan	—	—	224,635	350	—	—	—	—	350
Common stock issued under employee stock purchase plan	—	—	401,685	341	—	—	—	—	341
Accumulated other comprehensive loss	—	—	—	—	—	—	(1,010)	—	(1,010)
Net loss	—	—	—	—	—	—	—	(2,367)	(2,367)

Total comprehensive loss									(3,377)

Balance at June 30, 2002	1,333,334	$11,892	12,154,465	$83,204	$—	$16	$(1,010)	$(6,432)	$87,670

Common stock issued under employee stock purchase plan	—	—	230,314	152	—	—	—	—	152
Common stock issued under settlement	—	—	100,000	90	—	—	—	—	90
Treasury stock purchased, 109,800 shares	—	—	—	—	(111)	—	—	—	(111)
Accumulated other comprehensive loss	—	—	—	—	—	—	(936)	—	(936)
Net loss	—	—	—	—	—	—	—	(81,775)	(81,775)

Total comprehensive loss									(82,711)

Balance at June 30, 2003	1,333,334	$11,892	12,484,779	$83,446	$(111)	$16	$(1,946)	$(88,207)	$5,090

Common stock options exercised	—	—	133,246	225	—	—	—	—	225
Common stock issued under employee stock purchase plan	—	—	70,037	80	—	—	—	—	80
Treasury stock purchased, 6,300 shares	—	—	—	—	(6)	—	—	—	(6)
Accumulated other comprehensive income	—	—	—	—	—	—	1,946	—	1,946
Net income	—	—	—	—	—	—	—	2,075	2,075

Total comprehensive income									4,021

Balance at June 30, 2004	1,333,334	$11,892	12,688,062	$83,751	$(117)	$16	$—	$(86,132)	$9,410

See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended June 30, 2004	Year ended June 30, 2003 (Restated)	Year ended June 30, 2002
Cash flows from operating activities
Net income (loss)	$2,075	$(81,775)	$(2,367)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Nonrecurring charge, loss of Research Double Module	—	50,268	—
Goodwill impairment	8,274	11,925	—
Asset impairment charge	1,800	16,143	—
(Gain) loss on sale and write-offs of property and equipment	615	—	(1,096)
Loss on subleases	—	—	770
Depreciation and amortization, including deferred debt issuance costs	5,883	9,385	13,414
Write-off of debt placement fees	567	—	—
Loss on interest rate swap	(613)	—	—
Other	—	(146)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,098)	7,022	4,211
(Increase) decrease in prepaid expenses and other current assets	(152)	120	917
Increase in other assets	(272)	(21)	(691)
(Decrease) increase in accounts payable, accrued expenses, and accrued interest	(4,596)	575	(6,135)
Increase (decrease) in accrued subcontracting services	1,654	(2,521)	831
Decrease in deferred revenue	(8,864)	(8,861)	(1,262)

Net cash provided by operating activities	5,273	2,114	8,592

Cash flows from investing activities
Payments for flight assets under construction	(609)	(161)	(2,600)
Payments for building under construction and leasehold improvements	(71)	(1,003)	(15,409)
Purchases of property and equipment	(1,410)	(294)	(983)
Investments in restricted cash	(430)	—	—
Sale of Vertical Cargo Carrier	—	—	4,400
Proceeds from state grant	—	750	—
Proceeds from sale of property and equipment	133	125	1,425
Proceeds from insurance	—	17,667	—
Sale (purchase) of short-term investments	7,406	(14,047)	—

Net cash provided by (used in) investing activities	5,019	3,037	(13,167)

Cash flows from financing activities
Payments of note payable to insurers	—	—	(333)
Net borrowings (repayments) under revolving loan payable	1,445	(2,150)	(4,600)
Payments of note payable	—	(218)	(4,047)
Payments of note payable to shareholder	(2,004)	(1,862)	(3,994)
Proceeds from sale of minority interest in SMI	—	—	750
Purchase of minority interest	—	(315)	—
Proceeds from mortgage loan	—	—	20,000
Payment of interest rate swap	(1,333)	—	—
Payment of mortgage loan	(9,494)	(2,039)	(882)
Purchase of treasury stock	(6)	(111)	—
Proceeds from issuance of common stock, net of expenses	305	151	341

Net cash (used in) provided by financing activities	(11,087)	(6,544)	7,235

Net increase (decrease) in cash and cash equivalents	(795)	(1,393)	2,660
Cash and cash equivalents at beginning of year	1,301	2,694	34

Cash and cash equivalents at end of year	$506	$1,301	$2,694

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

Convertible Subordinated Notes Payable

In October 1997, the Company completed a private placement offering for $63.3 million of aggregate principal of unsecured 8% Convertible Subordinated Notes due October 2007. Interest is payable semi-

annually. The notes are convertible into the Common Stock of the Company at a rate of $13.625 per share. This offering provided us with net proceeds of approximately $59.9 million that were used for capital expenditures associated with the development and construction of space related assets and for other general corporate purposes.

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

Stock Option Activity Summary

The following table summarizes the Company’s stock option plans, excluding the SMI plan:

	Non-qualified Options		1994 Plan		Directors’ Plan
	Shares Outstanding	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Exercise Price
Outstanding at June 30, 2001	330,266	$13.89	2,652,114	$6.62	315,000	$8.11
Granted	—	—	52,000	2.31	65,000	1.40
Exercised	—	—	—	—	—	—
Forfeited	(316,100)	14.03	(804,882)	6.97	—	—

Outstanding at June 30, 2002	14,166	$10.68	1,899,232	$6.34	380,000	$6.96
Granted	—	—	436,000	0.76	30,000	0.93
Exercised	—	—	—	—	—	—
Forfeited	(10,000)	10.13	(607,107)	6.54	(10,000)	2.58

Outstanding at June 30, 2003	4,166	$12.00	1,728,125	$4.86	400,000	$6.62

Granted	—	—	312,000	1.07	30,000	0.99
Exercised	—	—	(88,246)	2.42	(45,000)	1.26
Forfeited	—	—	(218,548)	5.39	(55,000)	5.81

Outstanding at June 30, 2004	4,166	$12.00	1,733,331	$4.27	330,000	$6.68
Options exercisable at:

June 30, 2002	14,166	$10.68	1,114,160	$7.26	315,000	$8.11
June 30, 2003	4,166	12.00	1,026,840	6.47	370,000	7.08
June 30, 2004	4,166	12.00	1,112,582	5.84	300,000	7.25

Weighted-average fair value (pursuant to FAS 123) at date of grant during the fiscal year ended

June 30, 2002	—	—	52,000	$1.14	65,000	$0.64
June 30, 2003	—	—	436,000	0.36	30,000	0.44
June 30, 2004	—	—	312,000	0.57	30,000	0.44

The following table summarizes information about the Company’s stock options outstanding at June 30, 2004:

	Options outstanding			Options exercisable
Range of exercise prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$. 70 – 1.02	513,754	8.46	$0.88	39,004	$0.79
1.06 – 4.125	422,000	6.67	2.77	292,251	3.05
4.750 – 5.125	651,912	4.98	5.00	605,662	5.01
6.625 – 11.75	475,665	1.00	9.93	475,665	9.93
12.00 – 12.00	4,166	0.04	12.00	4,166	12.00

	2,067,497	5.26	$4.67	1,416,748	$6.16

(12)	Income Taxes

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

On June 1, 2004 the Company entered into a consulting agreement with V.J.F. Russian Consulting LTD for:

(1)	Marketing and promotion of SPACEHAB capabilities and services to RSC Energia, The Russian Federation Space Agency, and other Russian entities involved in the exploration and development of space;

(2)	Supporting and assisting SPACEHAB in the negotiation of service contracts and agreements between Russian entities; and

(3)	Providing technical expertise and services in support of SPACEHAB activities, under contracts with Russian entities.

Total commitments under the consulting agreement are $0.4 million.

(25)	Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data (in thousands, except per share data):

	Three months ended
	September 30	December 31[3]	March 31[1]	June 30[2]
Year ended June 30, 2004
Revenue	$18,850	$32,816	$14,800	$11,140
Income (loss) from operations	2,391	6,507	2,433	(608)
Net income (loss)	666	3,468	267	(2,326)
Net income (loss) per share – basic	0.05	0.28	0.02	(0.19)
Net income (loss) per share – diluted	0.05	0.25	0.02	(0.19)

Year ended June 30, 2003
Revenue	$26,812	$28,050	$26,413	$13,688
Income (loss) from operations	1,750	2,552	(61,069)	(18,613)
Net income (loss)	(94)	1,175	(62,719)	(20,137)
Net income (loss) per share – basic	(0.01)	0.10	(5.06)	(1.63)
Net income (loss) per share – diluted	(0.01)	0.09	(5.06)	(1.63)

[1]	The loss for the three months ended March 31, 2003 includes a $50.3 million charge from the uninsured loss of the RDM and a goodwill impairment charge of $11.9 million.
[2]	The decrease in revenue for the three months ended June 30, 2003 reflects the loss of the recompete for the Flight Crew Systems Development contract. The loss includes the asset impairment charge of $16.1 million. The loss from operations for the three months ended June 30, 2004 includes $0.9 million for an incentive fee charge from Boeing for work on the ReALMS contract and $0.4 million for asset impairment at SFS.
[3]	The revenue for the three months ended December 31, 2003 includes a $17.5 million payment from Boeing for termination of financial guarantees under the contract agreement with ASO. The loss for the same period includes an $8.3 million write-down of remaining goodwill for ASO and SGS and a $1.8 million write-down of remaining investment in Guignè.

(26)	Statement of Cash Flows

The fiscal year 2003 statement of cash flows has been changed from that reported previously to classify the insurance proceeds received relating to the loss of our Research Double Module as an investing cash flow consistent with the guidance in footnote 5 of Financial Accounting Standards No. 95, “Statement of Cash Flows”. The insurance proceeds were reported previously as an operating cash flow.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of the report:

1.	Financial Statements.

The following consolidated financial statements of SPACEHAB, Incorporated and its wholly-owned and majority-owned subsidiaries and related notes, are set forth herein as indicated below.

2.	Exhibits.

Exhibit No.	Description of Exhibit
23.1	Consent of Grant Thornton LLP

23.2	Consent of Ernst & Young LLP

31.1	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPACEHAB, Incorporated

Date: July 18, 2005

By:	/s/ Michael E. Kearney
Michael E. Kearney
President and Chief Executive Officer
and Director

By:	/s/ Brian K. Harrington
Brian K. Harrington
Vice President and Chief Financial
Officer