Form 10-Q/A
period 2005-03-31
SPACEHAB INC \WA\
filed 2005-07-20
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

SPACEHAB Inc. is amending their third quarter fiscal year 2005 Form 10-Q as a result of a reclassification of the $8.2 million proceeds received from NASA associated with the ReALMS contract relating to the loss of our Research Double Module. We are amending the document, because the payment was previously classified as Operating Cash Flows for which we are now classifying as Investing Cash Flows in accordance with FAS 95, Footnote 5. Amendments to this document in accordance with the standard are outlined in the subsequent pages below.

NOTE: THERE ARE NO OTHER SIGNIFICANT CHANGES TO THE ORIGINAL FORM 10-Q FILING OTHER THAN THOSE OUTLINED IN THIS DOCUMENT. THIS FORM 10-Q/A DOES NOT REFLECT EVENTS OCCURRING AFTER THE FILING OF THE ORIGINAL FORM 10-Q, OR MODIFY OR UPDATE THE DISCLOSURES THEREIN IN ANY WAY OTHER THAN AS REQUIRED TO REFLECT THE AMENDMENT SET FORTH BELOW.

PART 1: FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2005	June 30, 2004
	(unaudited)
ASSETS
Cash and cash equivalents	$5,122	$506
Restricted cash	872	430
Short-term investments	—	5,037
Restricted short-term investments	—	1,604
Accounts receivable, net	9,459	7,878
Prepaid expenses and other current assets	895	495

Total current assets	16,348	15,950
Property and equipment, net of accumulated depreciation and amortization of $53,640 and $49,755, respectively	76,530	79,600
Deferred financing costs, net	1,048	1,163
Other assets, net	1,799	3,212

Total assets	$95,725	$99,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving loan payable	$—	$1,445
Mortgage loan payable, current portion	1,946	1,946
Accounts payable	1,335	2,424
Accounts payable-EADS	1,057	3,262
Accrued interest	2,358	1,108
Accrued expenses	2,414	3,600
Accrued subcontracting services	3,752	2,176
Deferred revenue, current portion	2,429	6,340

Total current liabilities	15,291	22,301
Accrued contract cost and other	255	372
Deferred revenue, net of current portion	—	900
Mortgage loan payable, net of current portion	2,244	3,692
Convertible subordinated notes payable	63,250	63,250

Total liabilities	81,040	90,515
Commitments and contingencies
Stockholders’ equity
Preferred Stock, no par value, convertible, 2,500,000 shares authorized, 1,333,334 shares issued and outstanding, (liquidation preference of $9.00 per share)	11,892	11,892
Common stock, no par value, 30,000,000 shares authorized, 12,760,227 and 12,688,062 shares issued, respectively	83,857	83,751
Additional paid-in capital	16	16
Treasury stock, 116,100 and 116,100 shares, respectively, at cost	(117)	(117)
Accumulated deficit	(80,963)	(86,132)

Total stockholders’ equity	14,685	9,410

Total liabilities and stockholders’ equity	$95,725	$99,925

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

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended March 31,
	2005 (Restated)	2004
Cash flows from operating activities
Net income	$5,169	$4,401
Adjustments to reconcile net income to net cash provided by (used in)operating activities:
Goodwill impairment	—	8,274
Recovery of nonrecurring charge, loss of Research Double Module	(8,244)	—
Impairment of investment in Guigne	—	1,800
Amortization of debt placement costs	—	729
Depreciation and amortization	3,953	4,206
Loss on asset sales and write-offs	29	358
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,581)	953
Increase in prepaid expenses and other current assets	(400)	(329)
(Increase) decrease in other assets	1,413	(30)
Decrease in accounts payable, accounts payable-EADS, accrued interest, and accrued expenses	(3,230)	(4,412)
Increase in accrued subcontracting services	1,576	12
Decrease in deferred revenue	(4,811)	(8,581)
Decrease in long-term contracts costs and other liabilities	(117)	(94)

Net cash provided by (used in)operating activities	(6,243)	7,287

Cash flows from investing activities
Payments for flight assets under construction	(62)	(426)
Purchases of property, equipment and leasehold improvements	(750)	(868)
Proceeds received from sale of property and equipment	15	46
Sale of short-term investments	6,641	7,419
Proceeds from contract indemnification	8,244	—
Increase in restricted cash	(442)	—

Net cash provided by investing activities	13,646	6,171

Cash flows from financing activities
Repayment of revolving loan payable, net	(1,445)	—
Payment of mortgage loan	(1,448)	(10,978)
Payment of convertible notes payable to shareholder	—	(2,004)
Proceeds from issuance of common stock, net of expenses	106	273
Purchase of treasury stock	—	(6)

Net cash used in financing activities	(2,787)	(12,715)

Net change in cash and cash equivalents	4,616	743
Cash and cash equivalents at beginning of period	506	1,301

Cash and cash equivalents at end of period	$5,122	$2,044

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

For the period ended March 31, 2003, we recognized a non-recurring charge of $50.3 million net of insurance proceeds, on the loss of its RDM in the Space Shuttle Columbia accident. Upon notification by NASA of its acceptance of our claim for indemnification of $8.0 million plus interest of $0.2 million, we recognized a recovery of $8.2 million of previously recognized loss in the period ended September 30, 2004. The Company received payment of the $8.2 million accounts receivable established for the period ended September 30, 2004 in October 2004. The $8.2 million has been reflected as cash flows from investing activities in the restated statement of cash flows for the nine months ended March 31, 2005.

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

13. Statement of Cash Flows

For the period ending March 31, 2005, the statement of cash flows has been changed from that reported previously to classify the proceeds received from NASA related to the loss of our Research Double Module as an investing cash flow consistent with the guidance in footnote 5 of Financial Accounting Standards No. 95, “Statement of Cash Flows”. The proceeds were reported previously as an operating cash flow.

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

We are pleased that the White House issued a new vision for U.S. space leadership. We view the President’s commitment to space exploration, the human spaceflight program, and the plan for missions to the Moon, Mars, and beyond as positive indicators that will reinvigorate the space program, likely yielding benefits to the aerospace and space commerce industries. We believe that this vision provides NASA with a clear focus, will stabilize the NASA program, and will increase funding for the new pursuits.

We believe the impacts of this vision will materialize over time, and we will continue to align our business direction to remain a constructive force in the human spaceflight program. In the long term, we believe that our core competencies offer opportunities to continue to provide services as well as to design, build, and operate assets that could support initiatives beyond low Earth orbit. We plan to pursue these new opportunities. In the near term, our primary objective is to continue providing services to NASA and the space community in support of the space shuttle and the International Space Station programs. Even with the renewed vision, we expect that the space shuttle and International Space Station will remain an integral part of the human spaceflight program through at least 2010. We are currently supporting four of the next six scheduled space shuttle flights and are pursuing additional missions that will be important for completing the final assembly of the International Space Station. In January 2005 we received authorization to proceed on integration and operations activities for the STS-116 shuttle mission currently scheduled for February 2006. In addition, we received authorization for new contract work to add a deployable stowage platform to the STS-118 shuttle mission scheduled to launch in July 2006. This deployable storage platform will be permanently affixed to the International Space Station. In April 2005 NASA announced the delay of the return to flight of the space shuttle from mid May 2005 to mid July 2005. The delay is expected to have a small impact on our revenues and margins over the coming months as we continue the mission specific work now underway. Our contractual arrangements provide for the payment to us of a periodic asset maintenance fee when we are making available and maintaining our space assets pending launch.

We are actively engaged in defining commercial payload service solutions capable of meeting the International Space Station on-orbit re-supply and return requirements more efficiently than the space shuttle. These activities, some of which leverage our international strategic partnerships and intellectual property rights, include the development of an affordable cargo transportation system based on existing commercial launch vehicles and our modular payload integration architecture to transport pressurized and unpressurized cargo to and from the International Space Station. We further believe that our experience and expertise in the conceptual design, development, ground processing, and on-orbit operations support of payload and crew accommodations position us well for a role in the development of NASA’s space exploration systems, the envisioned next phase in human exploration of space.

In September 2004, our Flight Services business unit was awarded a six-month NASA study contract valued at approximately $1.0 million to support the space agency’s new exploration initiatives. We defined concepts for accomplishing human lunar exploration with a focus on innovative solutions and commercial approaches that could be reapplied to missions to Mars and beyond. In March 2005, we were awarded a contract option for an additional six-month effort valued at nearly $1.0 million.

We operate in three main areas generally related to space flight activities within the aerospace industry: space assets and mission support services for manned and unmanned space exploration and research missions; commercial and exploratory satellite pre-launch services; and engineering services in support of government space operations. We also operate a retail space merchandise business and provide space-related educational services. Because of the diversity among the operations of our activities, we report the results of each business as a separate segment in our consolidated financial statements. Our consolidated financial results also reflect corporate-level expenses such as general and administrative, interest, and depreciation and amortization, but because of their nature, these items are not reported as a separate segment.

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

SPACEHAB Flight Services. This business unit generates revenue by providing space shuttle-based, turnkey services that include customer access to space via our pressurized modules and unpressurized integrated cargo carriers; integration and operations support to logistics suppliers transporting their cargo aboard our modules and integrated cargo carriers to and from the orbiting International Space Station; and/or integration and operations support to scientists and technologists responsible for experiments performed aboard module and integrated cargo carrier research platforms.

We also offer on a space-available basis for each mission, access to space on board the space shuttle, Russian Progress, and European Space Agency ATV cargo vehicles under commercial contracts with non-NASA customers, including both government and private customers. Commercial contracts with non-NASA customers will continue to be established directly between us and our commercial customers.

Additionally, during the space shuttle stand-down period, we provided cargo shipment coordination services to NASA for all U.S. cargo shipped to the International Space Station via the Russian Progress space vehicle. These services are provided under contract to Lockheed Martin, the prime Cargo Mission Contract contractor to NASA. We are also providing research access to space and on the International Space Station to the Japanese Aerospace Exploration Agency through RSC-Energia, a major Russian aerospace enterprise. We contracted through V.J.F. Russian Consulting with RSC-Energia for construction of certain space research equipment, access to Russian Progress launch vehicles, and research space aboard the International Space Station when the originally-scheduled services on the space shuttle were suspended due to the Columbia tragedy.

The primary factors impacting our Flight Services business unit earnings and cash flows are the number of space shuttle missions flown and the configuration of the cargo handling and research logistics required for each mission. Our revenues and earnings, if any, from each mission are dependent upon the space assets required in the cargo or research logistics configuration and the mission support services required to employ those assets. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business unit include:

•	Congress’ funding for NASA and the allocation of that funding to International Space Station operations and space shuttle cargo missions;

•	the return to flight of the U.S. space shuttle;

•	the role of international space research projects flying on future space shuttle and Russian and European Space Agency missions;

•	the growth of space exploration programs within NASA and NASA’s commitment to the President’s Vision for Space Exploration regarding enhancement of the role of commercial enterprise in space exploration programs; and

•	our ability to control our capital expenditures, particularly those for spare or replacement parts for space assets.

Astrotech Space Operations. Revenue is generated from various fixed-price contracts with launch service providers in both the commercial and government markets. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing a satellite for launch.

The earnings and cash flows generated from our Astrotech operations are related to the number of commercial satellite launches, which reflects the growth in the satellite-based communication industries, and the requirement to replace aging satellites. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business include:

•	our ability to control our capital expenditures, which primarily are limited to modifications to accommodate payload processing for new launch vehicles, maintenance and safety, environmental and reliability projects, and other costs, through disciplined management and safe, efficient operations; and

•	the continuing limited availability of competing facilities at the major domestic launch sites that can offer compatible services, leading to an increase in government use of our services.

SPACEHAB Government Services. Our Government Services business unit generates revenue by providing support to the U.S. Government in the areas of large-scale configuration and data management programs such as the International Space Station; specialized hardware design, development, and fabrication; low-to high-fidelity mockup design and construction; and safety and quality support services. This business unit offers a wide array of products and services in these varied fields. Our Government Services business unit currently provides configuration management services as a subcontractor of ARES under ARES’ Program Integration and Control contract with NASA.

Earnings from our Government Services business unit operations are dependent on our ability to continue to win contracts with NASA or other government entities through the competitive bidding process and our performance under those contracts in achieving performance bonuses. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business include:

•	continuation through 2008 of our Program Integration and Control contract with the International Space Station program;

•	our ability to maintain small business qualification for our Government Services business unit under NASA contracting rules; and

•	our ability to control costs within our budget commitments.

Space Media. Our space media business unit operates a retail store and internet store offering space-themed products and is engaged in space-related educational programs and other space-themed activities. Revenue and earnings in our retail operations are dependent upon general enthusiasm for the space exploration program, advertising and promotion, and competition.

Corporate and Other. Significant items impacting future earnings and cash flows include:

•	interest expense, which has decreased in the first nine months of fiscal year 2005 as compared to the first nine months of fiscal year 2004, due to the repayment of a substantial portion of our mortgage debt during fiscal year 2004 using proceeds from Boeing’s early termination of their satellite preparation contract with our Astrotech business unit;

•	general and administrative costs, which were reduced in fiscal year 2004 due to staff reductions and the closing of our Washington D.C. corporate office, and our ability to continue to manage future overhead costs;

•	the ultimate settlement of our claim against NASA for indemnification of our losses on the Space Shuttle Columbia mission and/or our tort claim; and

•	income taxes, with respect to which we currently only pay alternative minimum tax and minimal state income taxes; income taxes will also be impacted by our ability to realize our significant deferred tax assets, including loss carry forwards.

Liquidity. As of March 31, 2005 we had cash on hand and in short-term investments of $6.0 million, including $0.9 million in restricted cash. Our $5.0 million revolving credit facility had no outstanding borrowings as of March 31, 2005. Our ability to maintain sufficient liquidity in the future will depend on a number of factors including our ability to acquire future business, control our costs and manage capital expenditures, the return to flight of the space shuttle, and the continued activity in the commercial and governmental satellite launch industry.

We expect that our operating cash flows through fiscal year 2006 will be sufficient to satisfy our capital expenditures, debt maturities, interest expenses, and operating commitments. In February 2005, we entered into a new $5.0 million revolving credit facility, replacing our previous revolving credit facility. This new revolving credit facility is secured by our accounts receivable and funds available under the facility are limited to 80% of eligible accounts receivable. Under the credit facility, we are subject to various financial and other covenants, including a minimum tangible net worth covenant, a cash flow covenant, and a secured debt coverage covenant. As of March 31, 2005, there was $5.0 million available for borrowings under this credit facility and restricted cash of $0.3 million. We were required to maintain a restricted cash balance of $0.3 million as of March 31, 2005, because we did not satisfy the minimum tangible net worth covenant in our credit facility as of March 31, 2005. As of June 30, 2005, we were in compliance with this covenant and were not required to maintain a restricted cash account.

Over the longer term we believe that the space shuttle return to flight and the President’s Vision for Space Exploration will lead to increased activity and related cash flows from operations for our Flight Services business unit. We expect additions to our contract with Lockheed Martin for International Space Station configuration hardware and contract additions in our satellite processing business, reflecting increased activity in the space exploration and commercial satellite industries. However, there can be no assurance that we will be able to win future contracts with NASA, other national space agencies, or commercial space enterprises, or to successfully exploit other business opportunities.

Revenue

Our revenue for the nine months ended March 31, 2005 and 2004 was generated primarily from the Research and Logistics Mission Support contract, the Lockheed Martin letter contract, and contracts with related commercial customers in the Flight Services business unit; the remaining contracts under the Flight Crew Systems Development contract and the Program Integration and Control contract in our Government Services business unit; and our contracts with Lockheed Martin and other commercial satellite providers in our Astrotech business unit. Revenue for our Space Media business unit was immaterial for the nine months ended March 31, 2005 and 2004. During the period, there were launch delays that affected planned revenue that is expected to materialize in the upcoming months in our Astrotech business unit.

Our Flight Services business unit is supporting NASA’s return-to-flight activities and is continuing operations in preparation for shuttle missions, including STS-114, 121, 116, and 118 (in order of their anticipated flight sequence). We contracted directly with NASA’s prime International Space Station contractor, Boeing, for the STS-114 mission. Our Flight Services business unit is preparing cargo carriers for shuttle missions STS-114 and STS-118, the External Stowage Platforms 2 and 3, respectively, that will be deployed and permanently mounted to the International Space Station. For STS-121, we are scheduled to provide our non-deployable integrated cargo carrier to NASA under our Cargo Mission Contract subcontract with Lockheed Martin for transport of several critical International Space Station orbital replacement unit spares. For both STS-116 and 118, missions also under the Cargo Mission contract, we are scheduled to provide our pressurized single module and an unpressurized non-deployable integrated cargo carrier for transport of critical cargo and orbital replacement units to and from the International Space Station. We have successfully completed negotiations with Boeing and Lockheed Martin for the respective contract equitable adjustments required to continue uninterrupted support to ongoing STS-114, 121, 116 and 118 mission preparation activities during the shuttle down period following the Columbia tragedy. Support for missions STS-121, 116 and 118 is continuing under a subcontract agreement with Lockheed Martin, effective February 1, 2004. We are currently providing these services under a letter contract, have completed final contract negotiations with Lockheed Martin, and are awaiting issuance of this new contract. Additionally, after approximately April 15, 2004, our Flight Services business unit no longer is subcontracting its module mission integration, operations and sustaining engineering technical support to Boeing. Most module mission tasks previously performed by Boeing personnel are now being performed by our Flight Services business unit personnel, and selected NASA cargo integration tasks on our module missions are now being performed by Lockheed Martin as a part of their Cargo Mission Contract with NASA. This decision enables our Flight Services business unit to continue to provide services to NASA and is consistent with the direction of the International Space Station program office.

In January 2004 we initiated activity under the Japanese Experiment Thermal Incubator Service contract with the Mitsubishi Corporation, representing the Japanese Aerospace Exploration Agency, that was entered into in 2000 and originally scheduled to fly aboard our research double module. Subsequent to the suspension of the space shuttle flights and destruction of our research double module, we contracted for construction of certain space research equipment, research space aboard the International Space Station and up to three Russian Progress cargo missions with V.J.F. Russian Consulting, representing RSC Energia, a major Russian aerospace manufacturer and mission operator. The first experiment was successfully launched on the Russian Progress spacecraft on August 11, 2004.

During the three and nine months ended March 31, 2005, deferred revenue decreased by $0.2 million and $4.8 million, respectively, as we recognized revenue on contracts where milestone payments had been received in prior periods. We expect further reduction of deferred revenue through the next twelve months which will result in revenue recognition on contracts for which the related cash was received in a prior period.

Costs of Revenue

We have several types of costs of revenue in our business segments. Costs of revenue for our Flight Services business unit include integration and operations expenses associated with the performance of two types of efforts, sustaining engineering in support of all missions under a contract and mission specific support. Costs associated with the performance of the contracts using the percentage-of-completion method of revenue recognition are expensed as incurred. Costs associated with the cost-reimbursable award and fixed-fee contracts are expensed as incurred by our Government Services business unit. Other costs of revenue include depreciation expense and costs associated with the Astrotech payload processing facilities. Flight related insurance covering transportation of our modules from our payload processing facility to the space shuttle, in-flight insurance, and third-party liability insurance are also included in costs of revenue and are recorded as incurred. Selling, general and administrative and interest and other expenses are recognized when incurred.

Non Recurring Charge

On February 1, 2003 our research double module was lost in the Columbia tragedy. The net book value of the research double module was $67.9 million, which, net of insurance proceeds of $17.7 million, was recognized as a loss in the third quarter of fiscal year 2003. The $8.0 million plus interest of $0.2 million paid by NASA as indemnification for our loss of the research double module is recognized as a recovery of previously recognized loss in the quarter ended September 30, 2004. At this time, we do not plan to replace the research double module. Our Flight Services business unit has two additional modules and other flight assets available to support current NASA requirements. We believe that these modules and assets can also be used to support future NASA requirements during the remaining life of the space shuttle fleet. The space shuttle’s expected return to flight was delayed on July 13, 2005.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 as Compared to the Three Months Ended March 31, 2004

Revenue. Revenue decreased approximately 4% to $14.3 million as compared to $14.8 million for the three months ended March 31, 2005 and 2004, respectively (in millions).

	Three Months Ended March 31,
	2005	2004	Dollar Change	Percent Change
Flight Services	$10.0	$10.3	$(0.3)	(3)%
Astrotech Space Operations	2.5	2.5	—	—
Government Services	1.6	1.8	(0.2)	(11)%
Space Media	0.2	0.2	0.0	—

	$14.3	$14.8	$(0.5)	(4)%

Revenue from our Flight Services business unit has been adversely affected by the temporary grounding of the shuttle fleet due to the Columbia tragedy in February 2003, partially offset by revenue from the Lockheed Martin letter contract, and other contract revenue. The following summarizes the significant changes for the three months ended March 31, 2005 as compared to the comparable period in fiscal year 2004:

•	a decrease in the Research and Logistics Mission Support contract revenue of $4.2 million in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due to the termination of the Research and Logistics Mission Support contract in January 2004;

•	an increase in Lockheed Martin contract revenue of $4.4 million in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due to the startup of the contract in February 2004;

•	a decrease in revenue from the Japanese Experiment Thermal Incubator Service contract of $1.2 million due to the timing of the mission operations;

•	an increase in revenue attributable to our Concept Exploration and Refinement contract with NASA of $0.6 million that was started in the first quarter of fiscal year 2005; and

•	other contract revenue increase of $0.1 million.

Revenue from our Astrotech business unit was generally unchanged in the quarter ending March 31, 2005 as compared to the comparable quarter in 2004.

The decrease in revenue at our Government Services business unit is primarily due to the closeout of the Stowage, Engineering and Decal contract and Configuration Management contract in December 2004. The following summarizes the significant changes for the three months ended March 31, 2005 as compared to the comparable period in fiscal year 2004:

•	a revenue decrease of $0.4 million due to the closeout of the Stowage, Engineering and Decal contract and Configuration Management contract in December 2004; and

•	other contract revenue increase of $0.2 million.

Costs of Revenue. Costs of revenue for the three months ended March 31, 2005 increased by 13% to approximately $11.1 million, as compared to $9.8 million for the prior fiscal year’s comparable quarter (in millions):

	Three Months Ended March 31,
	2005	2004	Dollar Change	Percent Change
Flight Services	$7.9	$6.2	$1.7	27%
Astrotech Space Operations	2.0	2.0	—	0%
Government Services	1.1	1.5	0.4	(27)%
Space Media	0.1	0.1	—	—

	$11.1	$9.8	$1.3	13%

Costs of revenue from our Flight Services business unit have primarily increased due to costs of revenue attributable to our performance under the Lockheed Martin letter contract, the termination of Boeing as a subcontractor for module services, and other contract costs of revenue, partially offset by reduced costs as a result of the temporary grounding of the shuttle fleet due to the Columbia tragedy in February 2003. The following summarizes the significant changes for our Flight Services business unit for the three months ended March 31, 2005 as compared to the comparable period in fiscal year 2004:

•	a decrease in costs of revenue for shuttle related mission work performed by Boeing of $0.9 million due to subcontract termination;

•	an increase in costs of revenue for shuttle related mission work performed by EADS of $1.4 million due to the scheduled launch of the STS-114 shuttle mission in July 2005;

•	an increase in costs of revenue for shuttle related missions for in-house engineering labor of $1.2 million; and

•	other costs of revenue decreases of $0.4 million, offset by Concept Exploration and Refinement contract costs of $0.3 million.

Cost of revenue from our Astrotech business unit were generally unchanged in the quarter ending March 31, 2005 as compared to the comparable quarter in 2004.

The decrease in costs of revenue at our Government Services business unit is primarily due to the closeout of the Stowage, Engineering and Decal contract in December 2004. The following summarizes the significant changes for our Government Services business unit for the three months ended March 31, 2005 as compared to the comparable period in fiscal year 2004:

•	costs of revenue decrease of $0.3 million due to the closeout of the Stowage, Engineering and Decal contract in December 2004; and

•	other costs of revenue decreases of $0.1 million due to less contract activities in the third quarter of 2005 as compared to third quarter of fiscal year 2004.

Operating Expenses. Operating expenses decreased to $2.3 million for the three months ended March 31, 2005 as compared to approximately $2.6 million for the three months ended March 31, 2004. Operating expenses are lower in the quarter ended March 31, 2005 compared to the last fiscal year’s comparable quarter due to our ongoing cost reduction efforts and staffing and reductions in selling, general and administrative expenses. Research and development expenses were immaterial for the three months ended March 31, 2005 and 2004, although we expect these costs to increase in future periods. In the three months ended March 31, 2005, we recognized legal expenses of $0.3 million relating to our claims against NASA for the loss of the research double module and response to Lloyd’s complaint regarding its payment of insurance proceeds on the accident.

Interest Expense. Interest expense was approximately $1.4 million for the three months ended March 31, 2005 as compared to approximately $2.2 million for the three months ended March 31, 2004. The decrease in interest expense is primarily due to the loss of hedge accounting in 2004 as a result of the termination of our interest rate swap for our mortgage loan payable, resulting in expense of $0.5 million on a portion of the interest rate swap. Additionally, there was an acceleration of $0.2 million of debt placement costs in 2004 associated with the repayment of the mortgage loan and decreasing interest expense on the amended mortgage loan.

Interest and Other Income. Interest and other income was immaterial for the three months ended March 31, 2005 and March 31, 2004. Interest income is earned on our short-term investments.

Income Taxes. Based on our projected effective tax rate for fiscal year 2005, we recorded minimal tax expense for the three months ended March 31, 2005 as compared to a minimal tax expense for the three months ended March 31, 2004.

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

Nine Months Ended March 31, 2005 as Compared to the Nine Months Ended March 31, 2004.

Revenue. Revenue decreased approximately 39% to $40.4 million for the nine months ended March 31, 2005 as compared to $66.5 million for the nine months ended March 31, 2004 (in millions):

	Nine Months Ended March 31,
	2005	2004	Dollar Change	Percent Change
Flight Services	$28.4	$32.6	$(4.2)	(13)%
Astrotech Space Operations	6.7	24.7	(18.0)	(73)%
Government Services	4.7	8.6	(3.9)	(45)%
Space Media	0.6	0.6	—	—

	$40.4	$66.5	$(26.1)	(39)%

Revenue from our Flight Services business unit has been adversely affected by the temporary grounding of the shuttle fleet due to the Columbia tragedy in February 2003. Even though the shuttle fleet was grounded for both the nine months ended March 31, 2005 and nine months ended March 31, 2004, there is a significant difference in revenue due to how NASA proceeded with the grounding of the shuttle fleet. For the nine months ended March 31, 2004, we were operating as if the shuttle would return to flight in the near term which resulted in higher revenue due to the products and services that were being required to be delivered to NASA in preparation for the return to flight. For the period ended March 31, 2005, we were required to deliver fewer products and services to NASA due to a more defined return to flight schedule. The following summarizes the significant changes for our Flight Services business unit for the nine months ended March 31, 2005 as compared to the comparable period in fiscal year 2004:

•	a decrease in the Research and Logistics Mission Support contract revenue of $23.3 million in the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004 due to the termination of the Research and Logistics Mission Support contract in January 2004;

•	an increase in revenue from the Lockheed Martin contract, which replaced the Research and Logistics Mission Support contract in February 2004, of $16.0 million in the nine months ended March 31, 2004;

•	an increase in the External Stowage Platform 2 contract revenue of $3.6 million in the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004 due to the anticipated launch in July 2005;

•	an increase in revenue from the Japanese Experiment Thermal Incubator Service contract of $0.8 million that was started in the third quarter of fiscal year 2004;

•	an increase in revenue from the Concept Exploration and Refinement contract of $1.0 million that was started in the first quarter of fiscal year 2005; and

•	other contract revenue decrease of $2.3 million, mainly due to the cancellation of the research double module’s planned second mission under the Research and Logistics Mission Support contract during the nine months ended March 31, 2004.

The decrease in revenue at our Astrotech business unit is primarily due to Boeing’s termination in October 2003 of its contractually fixed guarantee payments, which was partially offset by the one time termination payment in the amount of $17.5 million that we received from Boeing in the nine months ended March 31, 2004 and by the additional services that we supply to Boeing. During the nine months ended March 31, 2005, our Astrotech business unit underwent scheduled downtime between launches and recognized contractually guaranteed revenues of $2.5 million and $0.6 million from missions that began in the fourth quarter of fiscal year 2004 and were completed in the first quarter of fiscal year 2005, contract revenue from five missions that began in the second and third quarters of fiscal year 2005 of $2.9 million and other revenue of $0.7 million.

The decrease in revenue at our Government Services business unit is primarily due to the closeout of the Stowage, Engineering and Decal contract and the Configuration Management contract in December 2004 partially offset by the Program Integration & Control contract which started in January 2004. The following summarizes the significant changes for our Government Services business unit for the nine months ended March 31, 2005 as compared to the comparable period in fiscal year 2004:

•	a revenue decrease of $6.3 million due to the closeout of the Stowage, Engineering and Decal contract and the Configuration Management contract in December 2004;

•	other contract revenue decrease of $0.3 million due to less contract activity; and

•	a revenue increase of $2.7 million due to the Program Integration & Control contract.

Costs of Revenue. Costs of revenue for the nine months ended March 31, 2005 decreased by 10% to approximately $32.6 million, as compared to $36.2 million for the nine months ended March 31, 2004 (in millions):

	Nine Months Ended March 31,
	2005	2004	Dollar Change	Percent Change
Flight Services	22.8	23.0	(0.2)	(1)%
Astrotech	5.9	5.7	0.2	4%
Government Services	3.6	7.2	(3.6)	50%
Space Media	0.3	0.3	—	—

	32.6	36.2	(3.6)	10%

Costs of revenue from the Flight Services business unit has been affected by the temporary grounding of the shuttle fleet due to the Columbia tragedy in February 2003, partially offset by costs of revenue from the Lockheed Martin letter contract, the termination of Boeing as a subcontractor for module services, and other contract costs of revenue. The following summarizes the significant changes for our Flight Services business unit for the nine months ended March 31, 2005 as compared to the comparable period in fiscal year 2004:

•	a decrease in the Research and Logistics Mission Support contract costs of revenue of $13.0 million from March 31, 2004 to March 31, 2005 due to the Research and Logistics Mission Support contract closeout;

•	costs of revenue from Lockheed Martin letter contract of $9.7 million that started in the third quarter of fiscal year 2004;

•	an increase in the External Stowage Platform 2 costs of revenue of $3.1 million due to the expected launch in July 2005;

•	costs of revenue of $0.2 million from Japanese Experiment Thermal Incubator Service that was started in the third quarter of fiscal year 2004;

•	costs of revenue of $0.8 million from the Concept Exploration and Refinement contract that was started in the first quarter of fiscal year 2005; and

•	other costs of revenue decreases of $1.0 million, primarily resulting from the termination of Boeing as a subcontractor for module services, offset by in-house engineering labor and related costs.

Our Astrotech business unit’s increase in costs of revenue is due primarily to increased mission support costs and increase in the costs of operations at the satellite processing facilities, including increased utility costs.

The decrease in costs of revenue at our Government Services business unit is primarily due to the closeout of the Stowage, Engineering and Decal contract and the Configuration Management contract in December 2004 partially offset by the Program Integration & Control contract. The following summarizes the significant changes for our Government Services business unit for the nine months ended March 31, 2005 as compared to the comparable period in fiscal year 2004:

•	a cost of revenue decrease of $3.8 million due to the closeout of the Stowage, Engineering and Decal contract in December 2004;

•	a cost of revenue decrease of $2.3 million due to the closeout of the Configuration Management contract in December 2004;

•	a cost of revenue increase of $3.1 million due to the startup of the Program Integration & Control contract in January 2004; and

•	other costs of revenue decreases of $0.6 million due to less contract activity.

Operating Expenses. Operating expenses, other than the $8.2 million recovery of a non-recurring charge for the loss of the research double module that was recorded for the period ended September 30, 2004, and the goodwill and Guignè impairments totaling $10.1 million that were recorded for the period ended March 31, 2004, decreased to $6.6 million for the nine months ended March 31, 2005 as compared to approximately $8.9 million for the nine months ended March 31, 2004. The primary factors causing this decrease are our on-going reductions in staff and facilities. Research and development expenses were immaterial for the nine months ended March 31, 2005 and 2004, although we expect these costs to increase in future periods. For the nine months ended March 31, 2005, our expenses for bid and proposal efforts were less than $0.1 million. In the nine months ended March 31, 2004, we incurred bid and proposal costs of $0.2 million primarily relating to the Mission Integration Contract proposal. During the nine months ended March 31, 2005, we recognized legal expenses of $0.8 million relating to our claims against NASA for loss of our research double module and response to Lloyd’s complaint regarding its payment of insurance proceeds on the accident.

Interest Expense. Interest expense was approximately $4.3 million for the nine months ended March 31, 2005 as compared to approximately $6.8 million for the nine months ended March 31, 2004. The decrease in interest expense is primarily due to the loss of hedge accounting on a portion of the interest rate swap for the mortgage loan in 2004 resulting in the expensing of $1.3 million of unrealized losses previously in other comprehensive loss upon repayment of $9.5 million of the mortgage loan, as well as the acceleration of $0.7 million of debt placement costs associated with the repayment for the nine months ended March 31, 2004. Due to the $9.5 million payment on the mortgage loan and the subsequent lower interest rate (5.5%), the interest expense on our mortgage loan was $0.8 million less in the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004.

Interest and Other Income. Interest and other income was immaterial for the nine months ended March 31, 2005 and March 31, 2004. Interest income is earned on our short-term investments.

Income Taxes. Based on our projected effective tax rate for fiscal year 2005, we recorded a tax expense of $0.2 million for the nine months ended March 31, 2005 as compared to a tax expense of $0.3 million during the nine months ended March 31, 2004.

Net Income. Net income for the nine months ended March 31, 2005 was approximately $5.2 million or $0.41 per share basic and $0.36 per share diluted on 12,603,240 and 14,203,597 shares, respectively, as compared to net income of approximately $4.4 million or $0.35 per share basic and $0.31 per share diluted on 12,415,997 and 14,039,798 shares, respectively, for the nine months ended March 31, 2004.

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

Cash Flows From Operating Activities. Cash provided by (used in) operations for the nine months ended March 31, 2005 (Restated) and 2004 was ($6.2) million and $7.3 million, respectively. The significant items affecting the differences in cash flows from operating activities for the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004 are discussed below:

•	Net income for the nine months ended March 31, 2005 was $5.2 million as compared to net income for the nine months ended March 31, 2004 of $4.4 million. Included in net income for the nine months ended March 31, 2005 is $8.2 million recognized as recovery of a previously reported non-recurring loss of our Research Double Module. The $8.2 million proceeds is being reclassified to Investing Cash Flows out of Operating Cash Flows.

•	For the nine months ended March 31, 2004, we received $17.5 million due to the Boeing termination. In addition, we recorded a non-cash charge of $8.3 million for impairment of goodwill at our Astrotech and Government Services business units. We recorded a non-cash valuation allowance charge of $1.8 million for our investment in Guigne. We also recorded a non-cash charge of approximately $0.7 million due to the loan repayment.

•	Depreciation and amortization for the nine months ended March 31, 2005 was $4.0 million as compared to $4.2 million for the nine months ended March 31, 2004.

•	Changes in assets for the nine months ended March 31, 2005 used cash from operations of $0.6 million. This change is primarily due to an increase in accounts receivable of $1.6 million and an increase in prepaid expenses of $0.4 million, which were partially offset by a decrease in other assets of $1.4 million. The increase in accounts receivable is primarily due to increased billings on the Cargo Mission contract due to contract billable milestones being delivered. The decrease in other assets is primarily due to a decrease in deferred mission costs for the Japanese Experiment Thermal Incubator Service contract due to the launch of the first mission in July, 2004 and the subsequent on-orbit operations. For the nine months ended March 31, 2004 change in assets provided cash from operations of $0.6 million primarily from a decrease in accounts receivable.

•	Changes in liabilities for the nine months ended March 31, 2005 used cash from operations of $6.6 million. This change is due primarily to the decreases in accounts payable and accrued expenses of $1.8 million and the decrease in deferred revenue of $4.8 million. The decrease in deferred revenue is primarily due to the first launch for the Japanese Experiment Thermal Incubator Service contract during the nine months ended March 31, 2005 and subsequent on-orbit operations. For the nine months ended March 31, 2004 changes in liabilities used cash in operations of $13.0 million, primarily due to a decrease in accounts payable to EADS of $4.4 million and a decrease in deferred revenue of approximately $8.6 million primarily due to revenue recognition for STS-116 and NASA’s planned dedicated research mission that was previously scheduled to follow STS-107.

Cash Flows From Investing Activities. For the nine months ended March 31, 2005 (Restated) and 2004, cash flows provided by investing activities were $13.6 million and $6.1 million, respectively. The significant items affecting the differences in cash flows from investing activities for the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004 are discussed below:

•	There were property and equipment purchases of $0.8 million for the nine months ended March 31, 2005 as compared to $1.3 million for the nine months ended March 31, 2004.

•	For the nine months ended March 31, 2005, cash flows from investing activities were primarily generated from the sale of short-term investments of $6.6 million as compared to sales of such short-term investments of $7.4 million for the nine months ended March 31, 2004.

•	The increase in investing cash flows was offset by an increase in restricted cash of $0.4 million as compared to no change for the nine months ended March 31, 2004.

•	For the nine months ended March 31, 2005, cash flows from investing activities included $8.2 million received from NASA under the ReALMS contract indemnification clause for the loss of our Research Double Module

Cash Flows From Financing Activities. For the nine months ended March 31, 2005 and 2004, cash flows used in financing activities were $2.8 million and $12.7 million, respectively. The significant items affecting the differences in cash flows from financing activities for the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004 are discussed below:

•	For the nine months ended March 31, 2005, we had net repayments of $1.4 million in principal under the revolving credit facility as compared to no net borrowings for the nine months ended March 31, 2004.

•	For the nine months ended March 31, 2005, we paid $1.4 million under various credit agreements as compared to $13.0 million for the nine months ended March 31, 2004. This reduction is primarily due to the payment of $11.0 million on our mortgage loan due to the Boeing termination and the final payment to Alenia Spazio S.P.A during the nine months ended March 31, 2004.

•	For the nine months ended March 31, 2005, we had proceeds from the issuance of common stock upon the exercise of employee stock options of $0.1 million as compared to $0.3 million for the nine months ended March 31, 2004.

On March 25, 2003 the Board of Directors authorized us to repurchase up to $1.0 million of our outstanding common stock at market prices. Any purchases under our stock repurchase program may be made from time to time, in the open market, through block trades or otherwise in accordance with applicable regulations of the SEC. As of March 31, 2005, we had repurchased 116,100 shares at a cost of $117,320 under the program. We will continue to evaluate the stock repurchase program and the funds authorized for the program.

We continue to focus our efforts on improving our overall liquidity through identifying new business opportunities within the areas of our core competencies, reducing operating expenses, and limiting cash commitments for future capital investments and new asset development. On November 5, 2003, NASA notified us that we were not awarded the International Space Station Mission Integration Contract. Additionally, the Boeing team’s bid for the Cargo Mission Contract with NASA, of which our Government Services business unit was a subcontractor, was not selected for contract award. As a result of the loss of these contract awards, we made significant adjustments to our staffing and cost base structure during 2004. We reduced staffing by 67 employees in the quarter ended March 31, 2004 as a result of NASA’s award decisions. On October 1, 2003 we announced that we would close our corporate office in Washington, D.C. by March 31, 2004 and consolidate those operations into our headquarters in Houston, Texas. We took these actions as part of our continuing efforts to further reduce operating expenses and improve profitability. To offset a portion of our remaining lease commitment, we subleased our Washington, D.C. facility for the remaining lease period which is under lease through May 31, 2006. We have continued to restrict new capital investment and new asset development, limiting projects to those required to support current contracts and facility maintenance. Additionally, we continue to evaluate operating expenses in an effort to reduce or eliminate costs not required for us to operate effectively.

On April 28, 2005 we consummated the sale and simultaneous lease back of our Cape Canaveral, Florida payload processing facility. The sale resulted in net cash to us of approximately $3.8 million. We leased back the facility for an initial period of five years, with an option period of an additional five years. The annual rental for the first five years of this lease is approximately $0.45 million. On May 26, 2005 we consummated the sale and lease back of our corporate offices in Webster (Houston), Texas. The sale resulted in net cash to us of approximately $0.9 million. We leased back 100% of the facility for an initial period of ten years, with two five-year options. We also retained the adjacent 3.0 acres parcel for future development or sale. The annual rental for the first year of this lease is approximately $0.32 million and gradually increases through the tenth year of the lease to approximately $0.4 million.

Our cash and short-term investments were approximately $6.0 million, including $0.9 million in restricted cash, as of March 31, 2005. We believe that we have sufficient liquidity, including cash and short-term investments, advances available under our revolving credit facility, and cash anticipated or expected to be generated from operations to fund ongoing operations beyond the remainder of this fiscal year. We also expect to utilize existing cash and cash anticipated from future operations to support strategies for new business initiatives and to reduce long-term debt.

The Company’s contractual obligations as of March 31, 2005 are as follows (in thousands):

Contractual Obligations	At March 31, 2005	Remaining in Fiscal Year 2005	Fiscal Year 2006	Fiscal Year 2007	Fiscal Year 2008	Fiscal Year 2009	Thereafter
Long-term Debt	$63,250	$—	$—	$—	$63,250	$—	$—
Mortgage Loan Payable	4,190	497	2,057	1,636	—	—	—
V.J.F. Russian Consultant Agreement	210	45	165	—	—	—	—
V.J.F. Russian Subcontract	1,003	603	400	—	—	—	—
Operating leases[1,3]	21,826	960	4,918	4,507	4,372	4,217	2,852

Total Contractual Cash Obligations[2] (excluding interest payments)	$90,479	$2,105	$7,540	$6,143	$67,622	$4,217	$2,852

1 -	For the remainder of fiscal year 2005, the Company expects to receive net payments of $0.2 million for subleases. For fiscal years 2006, 2007, and 2008, the Company expects to receive net payments of approximately $0.7 million, $0.5 million, and $0.3 million, respectively, for subleases. Additionally, we exercised a four year option on our ICC/VCC leases with EADS.
2 -	Does not include commitment to Dayna Justiz for compensation that can be earned as a result of the agreement dated June 19, 2000. The agreement states that Dayna Justiz can earn up to $375,000 as additional compensation if she meets certain financial goals in the management of The Space Store. The yearly amount is equal to five percent of The Space Store’s “net after-tax operating income” during each fiscal year until such time an aggregate amount of $375,000 has been earned. At this time, we have not recorded a liability for this obligation due to the uncertainty of the obligation being met.
3 -	Does not include amounts for sale leaseback of the SPPF consummated on April 28, 2005

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPACEHAB, INCORPORATED

Date: July 18, 2005	/s/ Michael E. Kearney
Michael E. Kearney
President and Chief Executive Officer

/s/ Brian K. Harrington
Brian K. Harrington
Senior Vice President and Chief Financial Officer