Form 10-K
period 2005-06-30
SPACEHAB INC \WA\
filed 2005-09-22
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-27206

SPACEHAB, Incorporated

(Exact name of registrant as specified in this charter)

Washington	91-1273737
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12130 Highway 3, Building 1

Webster, Texas 77598-1504

(713) 558-5000

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NASDAQ National Market
(no par value)

Securities Registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of such stock on the NASDAQ National Market on such date of $2.13 was approximately $26,893,227 as of December 31, 2004.

As of September 13, 2005, 12,671,179 shares of the registrant’s common stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the Annual Meeting of	Parts I, II, and III of Form 10-K
Stockholders to be held November 10, 2005

FORWARD-LOOKING STATEMENTS AND INFORMATION

This Form 10-K includes statements reflecting assumptions, expectations, projections, intentions, or beliefs about future events that are intended as “forward-looking statements.” All statements included or incorporated by reference in this annual report, other than statements of historical fact, that address activities, events, or developments that we or our management expect, believe, or anticipate will or may occur in the future are forward-looking statements. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties, and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “plan,” “may,” “will,” “should,” “expect,” and other words of similar meaning. In particular, these include but are not limited to, statements relating to the following:

•	Projected operating or financial results, including anticipated cash flows from operations and asset sale proceeds for fiscal year 2005

•	Expectations regarding capital expenditures, interest expense, and other payments

•	Our ability to execute the cost-saving measures we have identified

•	Our beliefs and assumptions relating to our liquidity position

•	The ultimate conclusion of our claim for indemnification for losses on the Space Shuttle Columbia accident

•	Our beliefs about the outcome of legal and administrative proceedings

Any or all of our forward-looking statements may turn out to be incorrect. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and other factors including, among others:

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

i

PART I

DEFINITIONS

As used in this Form 10-K, the abbreviations and acronyms contained herein have the meanings set forth below.

Alenia	Alenia Spazio S.p.A.
APB Opinion 25	Accounting Principles Board Opinion No. 25
ASO	Astrotech Space Operations
Astrotech	Astrotech Space Operations
Boeing	The Boeing Company
Common Stock	SPACEHAB common stock
EADS	European Aeronautic Defense and Space
EELV	Evolved Expendable Launch Vehicles
ESV	eScottVentures II, LLC
FASB	Financial Accounting Standards Board
GI	Guignè Inc.
GTL	Guignè Technologies Limited
ICC	Integrated Cargo Carrier
ISS	International Space Station
JAXA	Japan Aerospace Exploration Agency
Lloyd’s	Lloyd’s of London
Lockheed Martin	Lockheed Martin Corporation
NASA	National Aeronautics and Space Administration
Orbital	Orbital Sciences Corporation
PI&C	Program Integration and Control
RDM	Research Double Module
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFS	SPACEHAB Flight Services
SGS	SPACEHAB Government Services
SMI	Space Media, Inc.
SPF	Spacecraft Processing Facility
SPPF	SPACEHAB Payload Processing Facility
USA	United Space Alliance
USAF	United States Air Force
VAFB	Vandenberg Air Force Base
VCC	Vertical Cargo Carrier

Item 1. Business.

We were incorporated as a Washington corporation in 1984 and made our initial public offering of our common stock in 1995. We flew our first module on a space shuttle mission in 1993 and have continued to grow our customer base and services offerings since then. With approximately $75.0 million in annual revenue and over $100.0 million in flight and payload processing assets, we are a leading provider of commercial space services.

After the completion of several space shuttle science missions using our research module, we expanded our services into the logistics arena, developing new flight assets to support the growing transportation needs of space station users. The logistics module, which is attached to the research module in order to transform our module into a double module configuration, enables delivery of up to 4,500 kilograms (10,000 pounds) of supplies while our unpressurized integrated cargo carriers permit delivery of 2,700 kilograms (6,000 pounds) of cargo.

In February 1997 we acquired Astrotech Space Operations, the leading commercial supplier of launch processing services in the United States. Expanding our core business of supporting people living and working in space, we acquired Johnson Engineering, now named SPACEHAB Government Services, in 1998 to include specialized engineering support services for the U.S. Government. Space Media, Inc. was formed in 2000 to develop space-related media and education and entertainment services to space enthusiasts around the world.

The terms “SPACEHAB”, “the Company”, “we”, “us”, and, “our” refer to SPACEHAB, Incorporated and its subsidiaries, unless the context clearly indicates otherwise.

We maintain an Internet web site at www.spacehab.com. The reference to our Internet web site address in this report does not constitute the incorporation by reference of the information contained at this site in this report. We will make available, free of charge through publication on our Internet web site, a copy of our Annual Report on Form 10-K and quarterly reports on Form 10-Q and any current reports on Form 8-K or amendments to those reports, filed or furnished to the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after we have filed or furnished such materials with the SEC.

Core Business Operations

Our business segments provide a range of products and services to the aerospace and commercial markets. Our four business units consist of:

•	SPACEHAB Flight Services (“SFS”). Our Flight Services business unit provides research and logistics expertise and hardware

•	Astrotech Spacecraft Operations (“ASO”). Our Astrotech spacecraft processing business unit provides facilities and support for the preparation of satellites and payloads for launch on expendable launch vehicles

•	SPACEHAB Government Services (“SGS”). Our Government Services business unit provides project management and specialized engineering analysis, products and services to the National Aeronautics and Space Administration (“NASA”) and other customers

•	Space Media, Inc. (“SMI”). Our Space Media business unit provides space-themed educational and retail products and services

SPACEHAB Flight Services

The primary goal of our SFS business unit is to enable government and commercial enterprise to overcome the habitability and occupational challenges of space. Through the provision of experts, specialized hardware and established processes, we help provide access to the resources of space. We offer a range of engineering, integration, operations and ground support services that we tailor to meet our clients’ specific requirements. Our SFS business unit also provides habitat and logistics modules and unpressurized integrated cargo carriers to NASA for use on the U.S. space shuttle fleet and the International Space Station (“ISS”). We sell research and logistics services to NASA and commercial customers who want to use our modules and unpressurized carriers for specific space applications.

Modules. Our modules provide space-based research facilities and pressurized cargo services for use onboard the space shuttle. Our single module is an aluminum cylinder, measuring 10 feet in length by 13.5 feet in diameter, that provides resources such as power, data management, thermal control, and vacuum venting. Our single module, which has a payload capacity of 5,400 pounds, is employed primarily for research and logistics missions. We also have a second logistics module that cannot be used alone but can be attached to our single module and used in the space shuttle in a double configuration. When used in a double configuration the payload capacity of our modules increases to 10,000 pounds and optimizes the resupply capability for NASA by carrying vital supplies to cosmonauts and astronauts onboard the ISS. Our single and double module configuration, when installed in the payload bay of a space shuttle, doubles or quadruples the space available to astronauts for research, habitation, and storage, while still leaving space in the shuttle bay for unpressurized cargo. As of September 30, 2005 NASA had utilized our modules, including our research double module (“RDM”) that we lost in the Columbia tragedy, on 16 space shuttle missions for research and logistics purposes in both single and double module configurations.

In April 2004 we successfully completed the transition of our module systems integration and operations work from our subcontractor, The Boeing Company (“Boeing”), to an in-house capability. Our personnel now perform mission integration, hardware development, and sustaining engineering required to support the flight of our two modules. This move reduced operating costs, increased flexibility in responding quickly to changing customer requirements, and built upon our existing core capabilities needed to support future logistics and research missions to the ISS.

Unpressurized Carriers. In addition to our two modules, we have developed with RSC Energia an integrated cargo carrier system of unpressurized payload carriers to transport cargo that does not require a pressurized environment in space. Cargo suitable for transport on our integrated cargo carriers (“ICC”) includes ISS assembly components and spares, astronaut tools, and unpressurized experiments. Our integrated cargo carriers fly in what is ordinarily unused volume in the front or rear of the space shuttle’s cargo bay. These carriers can be used alone or in combination with our single or double module to provide the optimum mix of pressurized and unpressurized cargo capacity on a single mission to the ISS. In addition, depending upon NASA’s mission requirements, our ICCs can be removed from the shuttle bay and attached to the orbiting station. By expanding the capabilities of the space shuttle and offering flexibility in the mix of pressurized and unpressurized cargo carried on each mission, the ICC is a cost-effective solution for ISS logistics.

Our ICC initially flew on NASA’s first supply mission to the ISS, space shuttle flight STS-96 in May 1999, and has flown on five subsequent missions with more flights scheduled on the NASA manifest. In fiscal year 2001 we sold our cargo carriers to European Aeronautic Defense and Space (“EADS”) and entered into an agreement with them to lease back these assets for a period of four years with two additional four-year options.

To meet particular NASA requirements for unpressurized cargo transport, we also developed a vertical integrated cargo carrier (“VCC”), designed and built for us by RSC Energia. In fiscal year 2002 we received the VCC and also sold this asset to EADS for inclusion in the lease back arrangements discussed above. The ICC system, including the VCC, is a flexible and adaptable payload transport option.

Other Services. In addition to our flight assets, we offer a full range of ground-based pre- and post-flight experiment and payload processing services and in-flight operations support. NASA and other users of the space shuttle and ISS must follow a complex set of procedures to prepare payloads for launch, operate them in space, and process them upon return. Our carrier development and operations team offers these users turn-key, fixed-price payload services using our modules and unpressurized cargo carriers. These services include payload scheduling, mission planning, safety analysis and certification, physical integration with a module or ICC, integration of these carriers with the space shuttle, flight operations, data gathering and synthesis, and launch and landing site activities.

We are also providing research access on the International Space Station to the Japan Aerospace Exploration Agency (“JAXA”) through RSC Energia. We contracted with V.J.F. Russian Consulting Inc. for the construction of certain space research equipment, access to launch vehicles, and research space aboard the Russian Progress carrier when the originally-scheduled services on the space shuttle were suspended due to the Columbia tragedy.

We also have an advanced programs team chartered to investigate and develop new technologies and concepts that support the vision of the President’s stated “Moon, Mars, and Beyond” goals. See “Industry Overview” for a discussion of this initiative. During the fiscal year we completed a six-month NASA study contract valued at approximately $1.0 million to support the space agency’s new exploration initiatives. The purpose of this contract was to design a technical solution to accomplish the agency’s objectives for lunar exploration and to identify systems that could also be used on missions to Mars and other destinations. Our winning proposal documented our approach for designing an architecture that takes advantage of commercial efficiencies; specifically, how private industry can contribute to the investment in getting people to the moon and elsewhere. We believe that our approach results in lower program costs and provides the additional benefit of applying existing capabilities and mature technology. Following the six-month effort, NASA awarded us an additional six-month contract, also valued at approximately $1.0 million, to continue and expand upon our initial work. This contract effort was completed subsequent to fiscal year end.

Astrotech Space Operations

Our spacecraft processing services business unit provides government and commercial customers with a commercial alternative to using government-owned facilities to prepare their satellites for launch in the United States. This business unit began operations at our Titusville, Florida facility in 1985. We believe that growing wireless telecommunication demands, such as direct-broadcast radio and television, cellular telephones, and broadband internet services, as well as the continued need for video and long-distance telephone transmissions, will provide us with opportunities to expand our customer base. As of June 30, 2005 we had supported the processing of more than 225 spacecraft. Our standard package of services provides all support necessary for the customer to successfully process its space flight hardware for launch, including:

•	Cleanroom facilities for hardware processing and encapsulation operations

•	Communications network for spacecraft command/control through launch

•	Storage and transportation of liquid propellants

•	Facilities for solid-rocket motor preparation

•	Life safety support for propellant loading operations

•	Program security to include convoy escorts to and from launch facilities

•	Sampling and analysis of propellants and gases

•	Emergency fire and medical assistance

•	Coordination with NASA and the Air Force for government-supplied support

•	Safety oversight of all hazardous operations

Astrotech-processed payloads have launched from Florida’s NASA Kennedy Space Center/Cape Canaveral Air Force Station, Vandenberg Air Force Base (“VAFB”), California, and via the equatorial platform of Sea Launch. Customers have used our facilities to prepare payloads for launch on a wide range of expendable launch vehicles including Atlas, Delta, Pegasus, Sea Launch, and Taurus, as well as secondary payloads flown on the space shuttle. Our modern facilities are specifically sized and outfitted to accommodate a wide range of customer payloads as well as the payload fairings and payload adapter assemblies of the launch service providers. We believe that this approach allows for maximum flexibility in the processing of parallel missions and accommodating schedule changes. Our goal is to make our facilities a seamless extension of the customer’s factory environment.

Our largest facility in Titusville, Florida, which we own, supports spacecraft processing for launches in Cape Canaveral and is capable of processing larger five meter class satellites and payload fairings for Lockheed Martin’s and Boeing’s Evolved Expandable Launch Vehicle (“EELV”) programs. The satellite and payload fairings for the EELV programs are significantly bigger than other launch vehicles currently in use, with weights in excess of 25,000 pounds and payload fairings up to 75 feet long, and require larger facilities for processing. Our facility is the only satellite processing facility at Florida’s Kennedy Space Center/Cape Canaveral Air Force Station launch complex with the capability to accommodate these larger five meter class satellite and payload fairings. Our Titusville, Florida processing facility supports all planned configurations of the Boeing Delta IV and Lockheed Martin Atlas V EELV systems. We also lease facilities located on VAFB to support launches on the west coast. In addition, we manage the facilities at the Port of Long Beach that are used to process satellites and payloads being launched by Sea Launch Company, LLC.

SPACEHAB Government Services

Our Government Services business unit has provided specialized engineering support services for the U.S. Government, including NASA, and various commercial industries for over 30 years. Specifically, we have supported the U.S. Government in the areas of:

•	Large-scale configuration and data management programs such as the ISS

•	Specialized design, development, and fabrication of flight hardware

•	Low- to high-fidelity mockup design and construction

•	Safety and quality support services

We offer a wide array of products and services in these varied fields and bring advanced ideas and solid execution of these innovations to our customers.

Currently, our SGS business unit derives most of its revenue from our contract to provide configuration and data management services within NASA’s Program Integration and Control (“PI&C”) contract for the space station as a subcontractor to ARES Corporation. This contract expires in 2008. Using our skill and expertise, we are an integral part of the total NASA team responsible for final acceptance of ISS hardware and software that includes both the development contractors and the 16 international partners. Configuration management focuses on the approved design and the configuration of the thousands of hardware and software parts and components for the ISS by constant review of development processes and the status of progressing and constantly-changing activities. Specifically, the configuration management functions we currently provide to the customer include:

•	Planning and management of ISS Partners configuration management policies, procedures and requirements

•	Identification of configurations and processes

•	Change management

•	Status accounting

•	Verifications and audits

Our SGS business unit also has the ability to support customer data management requirements by:

•	Ensuring data validity

•	Providing deliverables tracking support

•	Creating data management programs

•	Providing data directories

•	Developing documentation trees

Space Media

Space Media, Inc., a majority-owned subsidiary, creates proprietary space-themed content for education and commerce. By leveraging our access to engineers, marketing and industry professionals, and aerospace subcontractors, we are able to provide the space enthusiast with a variety of services and products. These services range from outfitting a comprehensive space exhibit to providing astronaut appearances and product endorsements. Two of the most successful ventures within SMI are the STARS Program and The Space Store, both of which we believe are unique in their focus on inspiring our youth through space exploration.

The STARS Program is our commercial education initiative developed as a hands-on, interactive, scientific and cultural exchange lesson primarily designed for students aged 11-21 to promote interest in engineering, mathematical, and scientific careers. Through the STARS Program, which is funded by participating schools, students design an actual experiment for flight on the space shuttle or International Space Station. During the design and flight of their experiments, students worldwide work directly with space scientists, engineers, and managers to gain comprehensive knowledge of the flight and scientific method process. Three STARS Program missions have been flown to date, with experiments launched on NASA’s STS-93 mission, an ISS mission via a Russian Soyuz rocket, and on STS-107.

We believe TheSpaceStore.com is the largest on-line retailer of space-themed merchandise. Started in May 1997, we believe this outlet has been in operation longer than any other space e-commerce website, including NASA’s on-line store. The Space Store also maintains a physical storefront located directly across the street from NASA’s Johnson Space Center and Space Center Houston. The store is frequented by NASA employees, numerous astronauts, and tourists visiting Houston’s official visitor’s center at Johnson Space Center. Our website and retail store offer a large variety of specialized space toys, clothes, and memorabilia and host astronaut book signings and children’s story time, space collector appraisals, and media events geared towards spreading the excitement of space.

Where You Can Find More Information

We file annual, quarterly, and current reports; proxy statements; and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. Our filings are located in the EDGAR database on that website. You may also read and copy any document we file at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference room in Washington, D.C. by calling the SEC at 1.800.SEC.0330.

All of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports as well as other filings we make pursuant to Section 13(a) and 15(d) of the Securities

Exchange Act of 1934 are also available free of charge through our Internet website. The address of our Internet website is www.spacehab.com. Our SEC filings are available through our website as soon as reasonably practicable after they are electronically filed or furnished to the SEC. However, information on our website is not incorporated by reference.

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

We will make prompt disclosure of any amendment to or waiver of any provision of our business ethics guidelines that apply to any director or executive officer or to the chief executive officer, chief financial officer, chief accounting officer or controller, or persons performing similar functions. We will make any such disclosure that may be necessary by posting the disclosure on our website on the Corporate Governance page.

Our Company

Overview

We provide services that focus on the needs of organizations requiring access to the unique environment of space for commercial, scientific, and other reasons. We are a leading provider of services that facilitate commercial access to space, and were the first company to commercially develop, own, and operate pressurized space habitat modules. Serving the international community, we have experience supporting both manned and unmanned missions to space. We offer many levels of products and services by providing:

•	Access to space through the use of our research and logistics modules and unpressurized integrated cargo carriers
•	Expertise on the habitability and occupational challenges of space

•	Facilities and support services needed to prepare satellites and payloads for launch

•	Engineering, analysis, and payload operations services

•	Program integration and control

•	Product design and development

•	Space media, education, and retail goods

As an enabler of access to space, we provide these products and services to the space industry through the following three primary business units:

•	SPACEHAB Flight Services. Our SFS business unit provides research and logistics expertise and hardware, including a habitat module and unpressurized integrated cargo carriers provided to NASA for use on the U.S. space shuttle fleet

•	Astrotech Space Operations. Our ASO spacecraft processing business unit provides facilities and support for the preparation of satellites and payloads for launch on expendable launch vehicles

•	SPACEHAB Government Services. Our SGS business unit provides project management and specialized engineering analysis, products, and services to NASA and other customers

SPACEHAB Flight Services. The primary goal of our SFS business unit is to enable government and commercial enterprises to overcome the habitability and occupational challenges of space. Through the provision of experts, specialized hardware, and established processes, we help provide access the resources of space. We offer a range of engineering, integration, operations, and ground support services that we tailor to meet our clients’ specific requirements. Our SFS business unit also provides habitat and logistics modules and unpressurized integrated cargo carriers to NASA for use on the U.S. space shuttle fleet and the ISS. We sell research and logistics services to

NASA and commercial customers who want to use our modules and unpressurized carriers for specific space applications. Our modules provide space-based research facilities and pressurized cargo services for use onboard the space shuttle. Our single module, when installed in the payload bay of a space shuttle, more than doubles the space available to astronauts for research, habitation, and storage, while still leaving space in the shuttle bay for unpressurized cargo. We also have a second module that can be attached to our single module and used in the space shuttle in a double configuration. We outfit each module for research, logistics, or a combination of both depending on customer needs. Our unpressurized ICC systems are used to ferry equipment, supplies, and tools to the ISS onboard the space shuttle. As of June 30, 2005, our modules and integrated cargo carriers have flown on 19 missions on the space shuttle, including 13 logistics missions (six to the International Space Station and seven to the Russian space station Mir). For the July 2005 return-to-flight mission, we provided an ICC that was permanently attached to the ISS. Following the launch of the Space Shuttle Discovery in July 2005, NASA announced that the space shuttle fleet will be grounded for an indefinite period of time until loss of foam from the shuttle’s external fuel tank can be remedied. In addition to our flight assets, we offer a full range of ground-based pre- and post-flight experiment and payload processing services and in-flight operations support.

Astrotech Space Operations. Our Astrotech spacecraft processing business unit provides government and commercial customers with a commercial alternative to using government-owned facilities to prepare their satellites for launch in the United States. We believe that growing wireless telecommunication demands, such as direct-broadcast radio and television, cellular telephones, and broadband internet services, as well as the continued need for video and long-distance telephone transmissions, will provide us with opportunities to expand our customer base. Our modern facilities are used by payload customers launching on a wide range of expendable launch vehicles, including Atlas, Delta, Pegasus, Sea Launch, and Taurus, as well as secondary payloads flown on the space shuttle. Our largest facility, which we own, supports spacecraft processing for launches in Cape Canaveral and is capable of processing larger five meter class satellites and payload fairings for Lockheed Martin’s and Boeing’s EELV programs. The satellite and payload fairings for the EELV programs are significantly larger than other launch vehicles currently in use and require larger facilities for processing. We also lease facilities located on VAFB to support launches on the west coast. In addition, we manage the facilities at the Port of Long Beach that are used to process satellites and payloads being launched from an equatorial sea-based platform by Sea Launch Company, LLC. As of June 30, 2005, we had supported the processing of more than 225 satellites and payloads.

SPACEHAB Government Services. Our Government Services business unit has provided specialized engineering support services for the U.S. Government, including NASA, and various commercial industries for over 30 years. Specifically, we have supported the Government in the areas of:

•	Large-scale configuration and data management programs, including for the construction of the ISS

•	Specialized design, development, and fabrication of flight hardware

•	Low- to high-fidelity mockup design and construction

•	Safety and quality support services

Space Media, Inc. In addition to our three primary business units, we also have a majority-owned subsidiary that creates proprietary space-themed content for education and commerce. By leveraging our access to engineers, marketing and industry professionals, and aerospace subcontractors, we are able to provide the space enthusiast with a variety of services and products. These services range from outfitting a comprehensive space exhibit to providing astronaut appearances and product endorsements. This business unit owns and operates an online retailing outlet, TheSpaceStore.com, and a retail store adjacent to NASA’s Johnson Space Center in Houston. Our website and retail store offer hundreds of products, providing distinctive and personalized gifts, clothing, mission patches, space collectibles, and more. Through the STARS Program, we provide educational and outreach services to schools around the globe through which we help students develop and fly their own experiments in space.

Industry Overview

With the space shuttle fleet’s two-and-a-half year hiatus following the STS-107 mission, and a NASA budget that had previously seen only inflationary adjustment annually over the past several fiscal years, the aerospace industry has experienced some significant challenges. Additionally, the 54 orbital launches recorded in 2004 were the lowest total since 1961.

In January 2004 President George W. Bush announced an initiative for space exploration, not only declaring his support of the United States’ space program but setting a goal for further exploration. The President committed the United States to a long-term human and robotic program to explore the solar system, starting with a return to the Moon that is intended to enable future exploration of Mars and other destinations. This initiative is expected to provide rewards for many of the leading aerospace companies and reverse the steady or shrinking NASA budget.

The President’s fiscal year 2006 budget request of $16.5 billion identifies what is needed to continue transforming the U.S. civil space program. The request, which represents a 2.4% increase from 2005, supports critical national needs and technologies, including investments in next generation earth observing satellites, vehicle systems and educational programs for the next generation of explorers. The budget assumes an ongoing effort to retool NASA’s institution based on best achieving its priorities for the Vision for Space Exploration. This will require adjustments to work-force skill distribution, physical capital, facilities and innovations in management structure.

The main beneficiary of the 2006 budget is NASA’s Exploration Systems, with funding up from $2.7 billion to $3.2 billion, representing a 17.9% increase. The role of Exploration Systems is to develop a set of new capabilities, supporting technologies and foundational research that enables sustained and affordable human and robotic exploration. The budget proposal also maintains the return-to-flight of the space shuttle fleet as a top priority and includes $1.9 billion for the International Space Station with funding support for an enhanced crew size of up to six prior to completion of assembly. This level of funding should allow NASA to meet obligations for international partners as well. We believe that the 2006 budget reaffirms the President’s commitment and provides NASA the next step in implementing its strategic vision. Based on NASA’s estimates, the budget is expected to increase to over $18.0 billion by fiscal year 2010.

In June 2004 the President’s Commission on Implementation of United States Space Exploration Policy issued its final report of conclusions and recommendations gathered from public testimony of 96 individuals and over 6,000 written inputs. The commission’s objective was to “examine and make recommendations on implementing” the new national vision. The commission found overwhelming public support (public comments supporting the vision compared to those against the program by 7 to 1) for the Vision for Space Exploration. Throughout the report, the commission found and emphasized the need for a greater role of commercial enterprise in the space exploration program.

Futron study statistics for the global space industry reflect strong government spending and consumer demand for satellite services, producing growing revenues of $78.6 billion in 2001, $86.1 billion for 2002 and $91.0 billion in 2003. Global space industry revenues have continued to increase, growing at a rate of approximately 7.6% annually over the two years from 2001 to 2003, even though some markets, such as the commercial satellite sector, have experienced a significant decline in recent years. Satellite services and ground equipment manufacturing have shown the greatest growth, while satellite manufacturing and the launch industry have shown the greatest declines. Government spending and strong consumer demands for satellite video services were responsible for almost all of this growth. Although industry revenues have been positive, other indicators, such as prices, profit margins, stock prices and new orders, have experienced negative trends and reflect significant financial stress in the industry.

Risk Factors

The risks and uncertainties described below are not the only risks facing us. Additional risks not presently known to us or which we consider immaterial based on information currently available to us may also materially adversely affect us. If any of the following risks or uncertainties actually occur, our business, financial condition, and results of operations could be materially adversely affected.

In 2005 our SFS business unit derived over 88% of its revenues, which represented approximately 63% of our fiscal year 2005 consolidated revenues, from the use of our modules and integrated cargo carriers by the space shuttle fleet, which is currently expected to be retired by 2010.

Our modules and integrated cargo carriers have been specifically designed to enhance the capabilities of the space shuttle and, therefore, our current SFS business is highly dependent on the availability of the space shuttle fleet. President Bush’s vision for U.S. space exploration envisions that the United States will fulfill its commitments to international partners and complete its work on the ISS by 2010. The shuttle is currently scheduled to be retired after its work on the station is complete. Our single module is currently scheduled to fly on two space shuttle missions. Since the shuttle’s chief purpose is anticipated to be assisting in the completion of the assembly of the station, our modules may not be used for many additional missions, if any. We currently own one single module and a second module that can be added to our single module in order for it to be configured as a double module. We invested approximately $72.5 million in the design and construction of these two modules. We do not anticipate being able to sell or use these two modules or use our integrated cargo carriers following the retirement of the space shuttle fleet. If our SFS business is unable to develop projects or services that will be used by the crew exploration vehicle and other spacecraft that will replace the shuttle fleet, our financial condition and results of operations will be materially adversely affected.

Our SFS business unit depends on regular space shuttle flights.

In addition to the scheduled retirement of the space shuttle fleet, the space shuttle fleet has been grounded for extended periods numerous times. The space shuttle’s return to flight for the first time since the Space Shuttle Columbia was lost on re-entry was July 2005. The space shuttle fleet is currently grounded while NASA investigates the causes of the loss of insulating foam on the shuttle external liquid fuel tank that occurred on the July 2005 mission. NASA has tentatively established a return to flight date of March 2006. This date is dependent upon NASA successfully implementing a solution to the insulating foam problem. All missions aboard the space shuttle were previously suspended from January 1986 to September 1988, pending the redesign of certain of its subcomponents which had caused the loss of the Space Shuttle Challenger. The space shuttle fleet has also been temporarily grounded for shorter periods of time on several occasions. No assurances can be made that the space shuttle will not be grounded, that future missions of the space shuttle will not be delayed, or that NASA will launch the number of space shuttle missions currently scheduled. There are three space shuttles in operation. Failure to have access to the space shuttle, either through technical difficulties affecting the entire fleet or the loss of an individual space shuttle, would have a material adverse effect on our financial condition and results of operations.

We have incurred, and expect in the future to incur, significant legal costs related to the loss of our research double module in the Columbia tragedy.

On February 1, 2003 we lost our RDM in the Columbia tragedy. We sought indemnification from NASA in the amount of $87.7 million for the value of this module and related equipment that was destroyed. We received insurance proceeds of $17.7 million and $8.0 million in indemnification from NASA in connection with the loss of this module. We have filed an appeal of NASA’s decision to deny our claim for indemnification in excess of $8.0 million with the Armed Services Board of Contract Appeals and a tort claim against NASA seeking damages of $79.7 million for the loss of the RDM. In pursuing our appeal and tort claims, we will be required to expend material amounts on legal fees, but may not recover any additional amounts from NASA. Lloyd’s, our insurer, is entitled to participate in a recovery against NASA, if any, net of legal costs.

Since we do not intend to build any more modules, if our single module is lost, our net income from operations associated with space shuttle missions would be materially reduced and our insurance coverages may not be adequate.

Our second module is designed to convert our single module into a double module configuration. It can only be used in connection with our remaining single module. If our single module is lost as a result of another shuttle accident, we will not have any modules available for future shuttle missions. If we only lost our single module, we could not recover insurance proceeds for the second module, which is not usable without the single module. Although our modules are insured for replacement value if they are lost, we currently do not intend to build any additional modules due to the planned retirement of the space shuttle fleet in 2010 and the inability of our modules to be used on other spacecraft. As a result, the loss of one or both of our modules would materially reduce the amount of income we could potentially generate from the remaining shuttle missions. In addition, the loss of another space shuttle could result in the termination of the shuttle program earlier than is currently expected. In the event of another catastrophic space tragedy in which our modules or carriers cause damage to third parties, our liability may exceed the limits of our liability coverage. The loss of one or both of our modules will materially reduce our net income from operations associated with shuttle missions and will have a material adverse affect on our financial condition and results of operations.

Since we are dependent on NASA as a customer, if the products and services we are currently developing for use by NASA’s successor to the space shuttle program are not used, our financial condition and results of operations will be materially adversely affected.

Approximately 81% of our fiscal 2005 revenue was generated from ten contracts supporting NASA. We anticipate that revenue from NASA-related projects will continue to account for a material amount of our revenue in the future. There are no assurances, however, that NASA will require our module or integrated cargo carrier services in the future. We currently anticipate that NASA will not use our modules as much as they have in the past. Even if NASA continues to use our modules and ICCs to the same extent that it did prior to the suspension of shuttle flights following the Columbia disaster, these products will become obsolete when the space shuttle is retired. See “—In 2005, our Flight Services business unit derived over 88% of its revenues, which represented approximately 63% of our fiscal year 2005 consolidated revenues, from the use of our modules and integrated cargo carriers by the space shuttle fleet, which is currently expected to be retired by 2010.” Our failure to execute new contracts supporting NASA for use of our modules and carriers could have a material adverse effect on our financial condition and results of operations.

In the past we have developed products without any firm commitments from NASA. Although we may invest substantial amounts developing products for the shuttle’s replacement program without any contracts with NASA, we cannot provide any assurances that such products will be used. Since the final program that will be chosen by NASA is not currently known, we can not provide any assurances that the products and services we may develop will be suitable for such replacement programs. If NASA or its contractors do not purchase the products and services we are developing for the shuttle’s replacement programs, our financial condition and results of operations will be adversely affected.

Termination of our backlog of orders could negatively impact our revenues.

As of June 30, 2005 we had a firm backlog of approximately $9.5 million and total backlog of approximately $65.7 million. Firm backlog consists of aggregate contract values, excluding the portion previously recognized as revenues, and our estimate of potential award fees. Total backlog includes firm backlog in addition to unexercised options under existing contracts, expected indefinite-quantity indefinite delivery task orders under existing contracts and undefinitized orders under existing contracts, which may not result in definitized contracts or orders. Backlog as of June 30, 2005 does not give effect to new orders received or any terminations or cancellations since that date. Approximately 90% of our firm contract backlog as of June 30, 2005 was derived from contracts with the U.S. Government and its agencies or from subcontracts with the U.S. Government’s prime contractors. Since our government contracts are contingent upon congressional appropriations and are terminable “for convenience,” we cannot assure that our backlog will ultimately result in revenues.

Our existing NASA contracts are subject to continued appropriations by Congress and may be terminated if future funding is not made available, which would have a material adverse effect on our business.

Our financial performance is substantially dependent on the revenue generated from our contracts supporting NASA which, similar to contracts with other agencies of the U.S. government, are conditioned upon the continuing availability of Congressional appropriations. The U.S. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may extend over many years. Failure to receive sufficient funds from Congress or a withdrawal by Congress of prior appropriations would permit NASA to terminate its contracts with us “for convenience.” Therefore, no assurances can be made that Congress will continue to fund NASA at levels which will permit space shuttle missions to continue on their current schedules or that Congress will appropriate the funds necessary for NASA to fulfill its obligations under its contracts with us. Any substantial reduction in Congressional funding for space shuttle missions or annual appropriations to NASA to fulfill, among other things, NASA’s contracts with us or the U.S. commitment to the International Space Station, would have a material adverse effect on our financial condition and results of operations. In addition, termination of large programs or multiple contracts affecting our SFS business unit could require us to evaluate the continued viability of operating that business.

As a U.S. Government contractor, we are subject to a number of rules and regulations the violation of which could result in us being barred from future NASA contracts.

We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. Government contracts. These laws and regulations, among other things:

•	Require certification and disclosure of all cost or pricing data in connection with certain contract negotiations

•	Impose acquisition regulations that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts

•	Restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data

A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of our contracts or debarment from bidding on U.S. Government contracts. In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions. For example, the U.S. Government may terminate any of our government contracts for convenience, as well as for default based on performance. In addition, U.S. Government contracts generally contain provisions that allow the U.S. Government to unilaterally suspend us from receiving new contracts pending resolution of alleged violations of certain federal laws or regulations, reduce the value of existing contracts, issue modifications to a contract and control and potentially prohibit the export of our services and associated materials. Since a majority of our revenues are currently, and a material portion of future revenues are expected to be, derived from contracts supporting NASA, material modifications to our existing contracts or a prohibition against bidding on future U.S. Government contracts would have a material adverse affect on our financial condition and results of operations.

Our business could be adversely affected by a negative audit by the U.S. Government.

U.S. Government agencies, including NASA, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The U.S. Government also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm that affects our non-governmental business if allegations of impropriety were made against us.

Most of our competitors, including NASA which is also our largest customer, have much greater financial resources than we do.

The U.S. Government, the governments of other countries, and private companies participate in the highly competitive space industry often as both suppliers and end-users of space services. Our long-term strategy for growth is to provide research, logistics, infrastructure and payload processing services to NASA and others during the International Space Station era and for the manned and unmanned programs that will replace the space shuttle program. This strategy could require us to compete with commercial companies such as Boeing, Lockheed Martin and other large aerospace companies, many of which have existing NASA support contracts, substantially greater financial resources and manufacturing capabilities, more established and larger marketing and sales organizations, and larger technical staffs than we have.

Pursuant to a treaty between the United States and Italian governments, the Italian government has provided three multi-purpose logistics modules to NASA for use in the construction and operation of the ISS. These NASA-owned and operated modules are capable of carrying pressurized logistics and other payloads in the cargo bay of the space shuttle to and from the space station. These NASA owned modules are our most direct competitor for pressurized logistics resupply to the ISS. Russia also operates Progress unmanned, expendable logistics resupply vehicles, which were the sole means of re-supplying the space station while shuttle flights were suspended. Japan and certain European countries are also currently working on their own expendable, automated docking modules for logistics resupply missions. The NASA owned modules might, and successful implementation of the proposed expendable docking modules could further, reduce the demand for our modules, which would have a material adverse effect on our future financial performance.

Prior to January 2004 Boeing was our subcontractor for processing payloads for our modules. We now perform all of our payload processing services using our employees. Boeing and United Space Alliance (“USA”) currently perform payload processing services for NASA’s multi-purpose logistics modules. In addition, there are several other space shuttle payload processing contractors currently performing flight and ground operations work for NASA, including but not limited to: USA, Boeing, Lockheed Martin, and Teledyne Technologies Incorporated. All of these companies are larger and have greater resources than us in space shuttle payload processing.

United Space Alliance, which is equally owned by Boeing and Lockheed Martin, is the prime contractor for NASA’s space shuttle program. USA is responsible for the day-to-day operation and management of the U.S. space shuttle fleet. This joint venture is currently the primary contractor in the market for civil ground operations and payload processing services. We believe that the privatization of space station operations and successor programs will continue to result in intense competitive pressure among contractors to retain their current contracts and/or capture new payload processing work from other contractors. To the extent that these contractors are able to retain or enlarge their roles in payload processing operations, our ability to successfully compete for a share in this market could be impeded, which could have a material adverse effect on our future financial performance.

At present, competition in the United States for our Astrotech spacecraft launch processing services is limited to the California (Vandenberg) launch site, where a competing company called California Commercial Spaceport Systems International is located. California Commercial Spaceport Systems International does not have payload processing facilities in Florida, where the majority of U.S. commercial satellite launches occur. However, if California Commercial Spaceport Systems International or another satellite launch processing service provider were to build, or NASA were to expand its facilities in Florida, our financial performance could be adversely affected.

Our earnings and margins may vary based on the mix of our cost reimbursable and fixed-price contracts.

As of June 30, 2005 we had one significant cost reimbursable and five significant fixed-price contracts. Cost reimbursable contracts generally have lower profit margins than fixed-price contracts. Our SFS and Astrotech spacecraft processing business units’ contracts are mainly fixed-price contracts, while our SGS business unit contracts are generally cost reimbursable contracts. Our earnings and margins may vary materially depending on the types of contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Under fixed-price contracts we receive a fixed price irrespective of the actual costs we incur and, consequently, any costs in excess of the fixed price are absorbed by us. Under cost reimbursable contracts, subject to a contract-ceiling amount in certain cases, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. However, if our costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs and may have our fees reduced or eliminated. The failure to perform to customer expectations and contract requirements can result in reduced fees and may affect our financial performance for the affected period. Cost over-runs also may adversely affect our ability to sustain existing programs and obtain future contract awards. Under each type of contract, if we are unable to control costs we incur in performing under the contract, our financial condition and operating results could be materially adversely affected.

Our financial results could be affected if the estimates that we use in accounting for contracts are incorrect and need to be changed.

Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs and making assumptions for schedule and technical issues. The estimation of total revenues and cost at completion for many of our contracts is complicated and subject to many variables. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. Incentives or penalties related to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information for us to assess anticipated performance. Estimates of award and incentive fees are also used in billing customers and estimating revenue and profit rates based on actual and anticipated awards. If our performance under a cost reimbursable contract results in an award fee that is lower than we have estimated, we would be required to refund previously billed fee amounts and would have to adjust our revenue recognition accordingly. If our performance was determined to be significantly deficient, we may be required to reimburse our customer for the entire amount of previously billed awards.

Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance.

Most of the costs for our Astrotech business unit are fixed regardless of the number of satellites that are processed at our facility.

The primary costs related to our Astrotech business unit are associated with operating and running our three satellite launch processing facilities and our SFS facility for our modules. These costs remain relatively unchanged regardless of whether or not customers are using the facilities. As a result, if we do not properly estimate the number of satellites that will be processed when calculating our price structure for our satellite launch processing services, our financial results could be adversely affected.

In developing the products we will offer in connection with the manned and unmanned programs that will replace the space shuttle, we will depend heavily on our relationships with our partners and subcontractors.

We depended significantly on other companies for the development and manufacture of our modules and integrated cargo carriers that are material to our business. Boeing designed our modules and integrated cargo carriers, Alenia Spazio S.p.A. (“Alenia”) constructed the shell for our modules, and RSC Energia built the pallets and EADS built the keel yokes for our integrated cargo carriers. EADS also performs the integration work on our ICCs as a subcontractor. Future products that we develop to be offered to NASA for use in the space program, including the successors to the space shuttle program, will probably be designed and manufactured by other companies and future services that we offer may include the use by us of subcontractors to provide some or all of these services. In addition, we may partner with other companies to provide future product and service offerings to NASA. These arrangements with other companies may involve us acting as a subcontractor to other companies that are the prime contractor with NASA. These companies may also compete with us to offer their own products and services to our target market, which could place us at a competitive disadvantage.

There is a risk that we may have disputes with our current or future subcontractors, including disputes regarding the ownership of the intellectual property underlying the deliverables produced under the contract, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract or our hiring of personnel of a subcontractor. In addition, a prime contractor may have similar disputes with us in situations where we are serving as a subcontractor. A failure by one or more of our subcontractors to satisfactorily provide on a timely basis the agreed-upon products or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer terminating our contract for default which could have a material adverse effect on our financial condition and results of operations.

If we do not receive additional contracts to use our modules or cargo carriers, or if we are unable to find users of future products we develop without a contract for such product, we will have to write off the value of such assets.

We have in the past, and expect to continue in the future, to fund development of certain projects prior to being awarded a contract for such projects. No assurances can be made that any funds we may spend in the future in connection with the development of new products will lead to the award of a contract or that any such contract will be awarded on terms that are economically favorable to us. In addition, we depreciate space hardware, and intend to depreciate our modules and cargo carriers and other future capital assets that are dedicated to supporting the space shuttle over a period that approximates the useful life of the space shuttles. In the event we are not awarded additional contracts for the use of our modules, cargo carriers, or future products or services, we could be required to write-off the remaining value of our modules, cargo carriers and any future capital assets, and/or costs of prepaid services performed, which could have a material adverse effect on our financial condition and results of operations.

Our spacecraft payload processing facilities that are specifically designed to process satellite and other payloads and our modules and integrated cargo carriers would lose a substantial portion of their value if we no longer provided these services.

Our Astrotech spacecraft processing facilities and the payload processing facilities for our SFS business unit were built specifically to process spacecraft and our modules and carriers. These facilities are not well suited for other uses. Currently, our Astrotech facilities in Titusville, Florida are depreciated using the straight-line method over their estimated useful lives which range from 16 to 30 years. If we were required to terminate our satellite or module processing businesses, the value of these facilities would be significantly impaired. In addition to having to take a substantial write-down of the value of our Titusville, Florida facility on our books, if we attempted to sell this facility we do not think that we would be able to recover the amounts we have invested. If we were able to sublease our leased facilities, we do not think such subleases would be sufficient to cover our current rental payments. Due to our substantial capital expenditures for our spacecraft processing facilities and the limited uses of these facilities, the termination of operations at our Titusville, Florida facility that we own or one or more of our other leased facilities could have a material adverse effect on our financial condition and results of operations.

We incur substantial costs in preparing proposals to bid on contracts that we may not be awarded.

Preparing a proposal to bid on a contract competition is generally a three to six month process. This process is time consuming and results in the incurrence of substantial costs that are generally not reimbursable even if the contract is awarded. We have prepared proposals for and bid on contracts that were not awarded to us in the past and anticipate that we could incur substantial costs related to contracts that are not ultimately awarded to us in the future.

In addition, even if we are awarded a contract, we generally do not begin performing work for several months after the bidding process is complete. If funding problems by the party awarding the contract or other matters further delay our commencement of work on the contract, these delays may sufficiently lower the value of the contract to us, even rendering it unprofitable.

Because our operating results are highly dependent on the timing of space shuttle missions and satellite launches, they may fluctuate significantly from quarter to quarter.

For contracts for which the capability to successfully complete the contract can be demonstrated at contract inception, we recognize revenue using the percentage-of-completion method based on costs incurred over the period of the contract. The timing of space shuttle missions which carry our modules, the number and types of missions flown, the number and timing of satellite launches that use our Astrotech spacecraft processing facilities, and other factors can cause our results of operations to fluctuate significantly from quarter to quarter. Revenue recognition on cost reimbursable contracts that our SGS business unit enters into is based on reimbursable costs incurred plus an award fee.

Most obligations under our contracts, including contract-related engineering, research and development, and selling, general and administrative expenses, are recorded in the periods in which they are incurred. Accordingly, we may report routine operating losses in quarters in which no space shuttle missions are in process.

Although we achieved profitability in fiscal year 2005, our profitability was primarily attributable to our receipt of a NASA payment of the $8.2 million per the Research and Logistics Mission Support contract indemnification clause. In addition, we have incurred significant losses in the past and, as such, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

If we are unable to anticipate technological advances and customer requirements, including NASA’s requirements for products and services following the retirement of the space shuttle fleet, our business and financial condition will be adversely affected.

Our growth and future financial performance depend in part upon our ability to anticipate technological advances and customer requirements, particularly NASA’s post-shuttle needs. There can be no assurance that we will be able to achieve the technological advances that may be necessary for us to remain competitive. Our failure to anticipate or respond adequately to changes in technology and NASA requirements, or delays in additional product development or introduction, could have a material adverse effect on our business and financial performance.

Compliance with environmental and other government regulations could be costly and could negatively affect our financial condition.

Our business, particularly our Astrotech spacecraft processing business unit, is subject to numerous laws and regulations governing the operation and maintenance of our facilities and the release or discharge of hazardous or toxic substances, including spacecraft fuels and oxidizers, into the environment or otherwise relating to environmental protection. Under these laws and regulations, we could be liable for personal injury and clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties in the event of a violation of these laws, or a release of a hazardous substances at or from our facilities, and such liabilities could have a material adverse effect on our business, financial condition and results of operations.

Our failure to comply with U.S. export control laws and regulations could adversely affect our business.

We are obligated by law and under our NASA contracts to comply, and to ensure that our subcontractors comply, with all U.S. export control laws and regulations, including the International Traffic in Arms Regulations and the Export Administration Regulations. We are responsible for obtaining all necessary licenses or other approvals, if required, for exports of hardware, technical data, and software, or for the provision of technical assistance. We are also required to obtain export licenses, if required, before utilizing foreign persons in the performance of our NASA contracts if the foreign person will have access to export-controlled technical data or software. The violation of any of the applicable export control laws and regulations, whether by us or any of our subcontractors, could subject us to administrative, civil and criminal penalties.

Our facilities located in Florida and California are particularly susceptible to damage caused by hurricanes, earthquakes or other natural disasters.

Our largest Astrotech satellite launch processing facility, which we own, and our leased SFS facility on the east coast of Florida are particularly susceptible to damage caused by hurricanes or other natural disasters. In addition, our leased launch processing facilities at VAFB and the facilities we operate at the Port of Long Beach are subject to damage caused by earthquakes. The extent to which the buildings located at these facilities are designed to sustain natural disasters varies. Although we insure our properties and maintain business interruption insurance, there can be no assurance that such insurance would be sufficient. If a severe hurricane, earthquake or other natural disaster materially affected any of these facilities, our financial condition and results of operations could be adversely affected.

The loss of key management and other employees could have a material adverse effect on our business.

We are dependent on the personal efforts and abilities of our senior management and our success will also depend on our ability to attract and retain additional qualified employees. We do not maintain key man insurance with any of these employees. Failure to attract personnel sufficiently qualified to execute our strategy, or to retain existing key personnel, could have a material adverse effect on our business.

If we fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our reputation, financial condition and the value of our notes and common stock may be adversely affected.

Beginning with our report for the fiscal year ending June 30, 2006, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management with our annual report on Form 10-K, which is to include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. The report will also be required to include a statement that our independent auditors have issued an attestation report on management’s assessment of our internal control over financial reporting.

In order to achieve compliance with Section 404 within the prescribed period, management is interviewing outside consultants to aid us in the adoption of a detailed project work plan that assesses the adequacy of our internal control over financial reporting, remediate any control weaknesses that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. However, we may not be able to complete the work necessary for our management to issue its management report in a timely manner, or any work that will be required for our management to be able to report that our internal control over financial reporting is effective. In addition, our independent auditors may not be able to issue an attestation report on management’s assessment. Our failure to comply with Section 404, including issuing the management report and obtaining the attestation report, may materially adversely affect our reputation, our financial condition and the value of our securities, including our outstanding notes, exchange notes and common stock. Furthermore, our costs of compliance with Section 404, including the cost of remedying any identified weaknesses, could be material and could adversely affect our financial condition and results of operations.

We may face risks related to our recent restatement of our financial statements.

We recently restated our financial statements for the fiscal year ended June 30, 2005 to revise the accounting related to the classification of insurance proceeds that we received in connection with the loss of our research double module. We originally classified these proceeds, which totaled $17.7 million in 2003, as cash from operations; however, such proceeds should have been classified as cash from investments. Our restatement properly classifies such amounts. In the past, some companies that have restated their financial statements have been subject to securities class action lawsuits and shareholder derivative actions and have experienced a decline in the value of their securities. Either of these events could adversely affect the value of your exchange notes or the common stock into which they are convertible.

Our substantial levels of debt will limit our operations and could have a material adverse effect on our business and prevent us from fulfilling our financial obligations.

As of June 30, 2005 we had approximately $67.0 million in total debt, including capital leases. We may incur additional indebtedness as we execute our business strategy. Our ability to make payments on our debt, operate our business, and to fund capital expenditures will depend on our ability to generate cash in the future. The level of our outstanding indebtedness has several important consequences for our future operations, including the following:

•	A substantial portion of our cash flow from operations will be dedicated to the payment of interest on, and principal of, our indebtedness and will not be available for other purposes

•	Our revolving credit facility contains financial tests that we must satisfy in order to continue to borrow funds under the facility, and a failure to meet these tests may also be a default under our facility

•	Covenants contained in our credit agreements and indentures may have the effect of limiting our flexibility in reacting to changes in our business and our ability to fund future operations and acquisitions

•	Our ability to refinance existing debt or obtain additional financing in the future for capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired

•	Our ability to withstand competitive pressures, adverse economic conditions and adverse changes in governmental regulations, and to make acquisitions, react to changes in our industry or take advantage of significant business opportunities that may arise could be negatively impacted

These consequences could make us more vulnerable to a downturn in our business or general economic conditions than a less leveraged competitor.

To service our debt, we will require a significant amount of cash, which may not be available to us.

Our ability to make payments on, or repay or refinance, our debt, and to fund capital expenditures will depend largely upon our future operating performance. Our future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In particular, a substantial portion of our revenues are derived from services that we provide to support space shuttle missions. If the space shuttle fleet is retired as expected in 2010 and we have not successfully diversified our business, then our ability to repay our outstanding debt may be materially adversely affected.

In addition, our ability to borrow funds in the future will depend on the satisfaction of the covenants in our revolving credit facility and other debt agreements we may enter into in the future. Specifically, we will need to maintain certain financial ratios. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility or from other sources in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.

Our debt instruments include restrictive and financial covenants that limit our operating flexibility.

Our revolving credit facility requires us to maintain certain financial ratios, and our credit facility and the indenture governing our outstanding notes contain covenants that, among other things, restrict our ability to take specific actions, even if we believe such actions are in our best interest. The proposed indenture governing the notes we are offering to exchange for our 8% convertible subordinated notes due 2007 contains restrictions on our ability to incur additional senior secured indebtedness, assume or incur indebtedness in connection with acquisitions, and sell assets or merge with other companies. The covenants in our revolving credit facility contain, among other things, restrictions on our ability to:

•	Incur additional debt

•	Create liens or pledges with respect to our assets

•	Merge, consolidate or sell our assets

•	Pay dividends or distributions on, or redeem or repurchase, our capital stock

•	Make investments, loans or advances or other purchases of securities

•	Enter into transactions with affiliates

•	Enter into sale and leaseback agreements

•	Prepay or defease specified indebtedness, including the exchange notes

•	Enter new lines of business

Any failure to comply with the restrictions of our revolving credit facility or the indenture governing our notes or existing and any subsequent financing agreements may result in an event of default. Such default may allow our creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, these creditors may be able to terminate any commitments they had made to provide us with further funds.

If issued, the conversion of the 5.5% senior convertible notes due 2010 that we are currently offering to exchange for our outstanding 8% convertible subordinated notes due 2007 will dilute the ownership interest of existing shareholders.

The conversion of the exchange notes into common stock will dilute the ownership interests of existing shareholders. As of September 2, 2005 we had approximately 12,671,179 shares of our common stock outstanding while, as of their issue date, the 5.5% senior convertible notes due 2010 would be convertible into approximately 29,834,906 shares of our common stock. Any sales in the public market of the common stock issuable upon conversion of these notes could adversely affect prevailing market prices of our common stock. The mandatory conversion feature of the 5.5% senior convertible notes due 2010 could limit the ability of our common stock to achieve the mandatory conversion price due to the fact that a mandatory conversion would cause substantial dilution of existing shareholders. In addition, the existence of the 5.5% senior convertible notes due 2010 may encourage short selling by market participants due to this dilution or facilitate trading strategies involving the 5.5% senior convertible notes due 2010 and our common stock, all of which could have an adverse impact on the market price of our common stock.

We may incur an income tax liability as a result of our current offer to exchange 5.5% senior convertible notes due 2010 for our outstanding 8% convertible subordinated notes due 2007.

If our 8% convertible subordinated notes due 2007 or the 5.5% senior convertible notes due 2010 are publicly traded for U.S. income tax purposes, we may recognize cancellation of indebtedness income for tax purposes which may be subject to reduction, including by offset against available net operating loss deductions. No assurances can be given, however, that net operating losses will be available to us, and, we may incur a U.S. federal and/or state income or alternative minimum tax liability arising from cancellation of indebtedness income, if any, recognized in the exchange. In addition, to the extent that available net operating losses are used to offset cancellation of indebtedness income, if any, such net operating losses will be unavailable as a potential offset to future income.

We may be unable to deduct for tax purposes the interest or original issue discount, if any, paid or accrued on the 5.5% senior convertible notes due 2010 if they are issued.

No deduction is allowed for U.S. federal income tax purposes for interest paid on a disqualified debt instrument. A disqualified debt instrument generally includes any indebtedness of a corporation which is payable in equity of the issuer. Although we believe and intend to take the position that the 5.5% senior convertible notes due 2010, we are offering in the exchange offer, are not disqualified debt instruments, the 5.5% senior convertible notes due 2010 may be treated as disqualified debt instruments, and we may be prohibited from deducting the interest due on the 5.5% senior convertible notes due 2010. Consequently, we may have less cash available with which to satisfy our obligations.

The conversion, including a mandatory conversion, of the 5.5% senior convertible notes due 2010 that we are offering in the exchange offer into our common stock may limit our ability to use our net operating losses to offset future taxable income.

An “ownership change” occurs for purposes of Section 382 of the Internal Revenue Code of 1986 if, under certain circumstances, there is a cumulative change of more than 50% of our common stock, as determined under tax rules, within a three year period. If we undergo an ownership change, we believe that the amount of net operating losses that will be able to use to offset our taxable income for taxable periods, or portions thereof, beginning after the ownership change will be limited under Section 382 of the Internal Revenue Code of 1986. The conversion, including a mandatory conversion, of the 5.5% senior convertible notes due 2010 that we are offering in the exchange offer, future equity issuances or transactions among shareholders may trigger an ownership change for U.S. federal income tax purposes. If we undergo an ownership change, we may have less cash available with which to satisfy our obligations.

Competition

Our competition and the barriers to entry vary amongst our business units. We believe that, generally, barriers to entry for new competitors for our SFS and Astrotech business units remain high. The modules, facilities, and other assets that we own represent a capital investment that many new entrants into the market would have difficulty matching. We estimate that it would take another organization three to five years to develop, and certify for use by NASA, a module service similar to that operated by our SFS business unit. We are not aware of any company that is currently making such an effort and, given the proposed retirement of the space shuttle fleet in 2010, would not expect any company to commence such an effort. For our logistics module and unpressurized integrated cargo carriers there are similar assets currently owned and periodically used by NASA (i.e. the Italian Space Agency-built Multi Purpose Logistics Module, the Multi Purpose Experiment Support Structure carrier, and the Spacelab pallet). However, we believe our assets provide more utility in supporting powered experiments and are able to carry more weight and volume than the other solutions available to NASA.

Our Astrotech spacecraft and payload processing facilities are located in Florida and California and serve satellites constructed in the United States. Due to the costs of transporting internationally, our Astrotech business unit generally does not complete with launch services based in other countries. At present, our Astrotech business unit’s commercial U.S. competition is limited to the California launch site at VAFB where California Commercial Spaceport Systems International is located. California Commercial Spaceport Systems International acquired surplus United States Air Force (“USAF”) facilities through a lease agreement with the USAF at VAFB before we established our facilities there. California Commercial Spaceport Systems International does not have payload processing facilities in Florida, where the majority of U.S. commercial satellite launches occur. In addition, as the commercial space industry continues to evolve, we expect to face increasing competition from new companies.

Our SGS business unit competes with companies that provide operations support, configuration management, and engineering and fabrication services to NASA. These competitors include aerospace contractors such as Boeing, Lockheed Martin, USA, ARES Corporation, Barrios Technologies Inc., Hernandez Engineering Inc., Cimarron, and Oceaneering Space Systems. However, for this business unit’s primary source of revenue, we are currently operating under a subcontract through at least 2008.

Space Media competes with various suppliers of space education and retail goods. This includes internet sites and retailers with space-related toys, food, games, clothing, and patches; builders of space museum exhibits, mockups, and displays; and some providers of space-based education curriculum.

Dependence on a Single Customer

Approximately 81% of our revenue in fiscal year 2005 was generated by various NASA contracts or subcontracts. While other contracts with commercial customers provide revenue from varying sources, we anticipate that contracts servicing NASA will continue to account for a significant amount of our revenue in the near future. Although we cannot make any assurances that NASA will require our services in the future, we are under firm contracts with NASA to support a variety of activities for the next several years. We continue to work on diversifying our customer base to include foreign space agencies, aerospace partners, and private companies.

Similar to contracts with other agencies of the U.S. Government, our contracts servicing NASA contain provisions pursuant to which NASA or the prime contractor may terminate the contract “for convenience.” Our contracts servicing NASA depend upon NASA’s receipt of adequate annual appropriations from the U.S. Congress, and failure to receive adequate funds could prompt NASA to terminate its contracts with us or the prime contractor “for convenience.” There is no assurance that future funding will be adequate for NASA to complete all of its initiatives including those relating to contracts with us. We anticipate that a portion of our revenue for our next fiscal year will be derived from contracts with entities other than agencies of the U.S. Government that will not be subject to federal contract regulations such as termination “for convenience” or government funding restrictions.

Our Astrotech business unit serves the satellite launch industry, which is dominated domestically by Lockheed Martin and Boeing. We have a contract in place with Lockheed Martin to support payload processing for the Atlas launch vehicle program and we also provide payload processing services for Boeing’s Delta launch vehicle program. Our Lockheed Martin contract guarantees us a minimum of four launches annually through December 2006. Certain launches on Boeing’s launch vehicles count towards this minimum. We have other current contracts in place with NASA, Boeing, and Orbital Sciences Corp. for support of spacecraft processing activities in both Florida and California. Our Astrotech business unit manages the Sea Launch facility under a long-term contract with Sea Launch Company, LLC which expires in 2011.

Backlog

As of June 30, 2005 our contract backlog was approximately $65.7 million, of which $59.4 million represented U.S. Government backlog and $6.3 million, represented non-U.S. Government contracts. Total backlog consists of all contract values over the entire life of each contract, excluding any portions previously recognized as revenues, but including unexercised contract options, anticipated award fees, expected task orders under existing contracts, and authorized orders not yet fully negotiated.

Contract History

SPACEHAB’s business strategy focuses on anticipating customer requirements, investing capital to develop space flight assets, contracting with established aerospace companies for engineering and asset production, and retaining control of these assets.

For our SFS business unit, we have obtained four significant contracts with NASA to date that utilize our privately-developed modules and unpressurized integrated cargo carriers. This includes the original Commercial Middeck Augmentation Module contract for four space shuttle research missions, which we completed in May 1996; a contract for four logistics missions and three option missions (all of which were exercised) to the Russian space station Mir, which we completed in June 1998; a Research and Logistics Mission Support contract initially for four missions, followed by six additional missions in support of the International Space Station and microgravity science requirements; and the current Cargo Mission Contract subcontract in support of NASA’s ISS logistics requirements served through Lockheed Martin.

For the first half of fiscal 2004, the Research and Logistics Mission Support contract was the vehicle used by NASA to obtain the use of our modules and unpressurized integrated cargo carriers. Upon the restructuring of NASA’s various ISS contracts, Lockheed Martin became the Cargo Mission Contract prime contractor, and we now provide our logistics services and assets as a subcontractor. This contract calls for our single and double modules as well as integrated cargo carriers to support research payloads and outfitting of the space station. We are currently supporting three missions under this contract, STS-121, STS-116, and STS-118, in order of anticipated launch schedule. Additionally, we have a $19.9 million contract with Boeing for integrated cargo carrier services on the STS-114 mission which successfully launched and landed subsequent to June 30, 2005.

Our Astrotech spacecraft processing business unit has successfully supported the processing of over 225 spacecraft since beginning operations in 1985. In fiscal year 2000 we completed negotiations of long-term extensions to payload processing contracts with our two largest customers, Boeing and Lockheed Martin. The total projected revenue under these contracts was approximately $85.0 million. Additionally, we also have payload processing contracts in place with NASA and Orbital Sciences Corp. Our Astrotech business unit also operates and maintains the payload processing infrastructure of, and provides operational support, to Sea Launch Company, LLC.

In fiscal year 2004 our SGS business unit operated primarily under two contracts. For the first half of the year, we were the prime contractor for International Space Station Configuration Management, a contract that was completed. We are now supporting the ISS Program Integration and Control contract as a subcontractor to ARES Corporation through a NASA contract awarded at the completion of the original Configuration Management contract that we held.

Research and Development

We incurred $0.1 million, $0.2 million, and $0.1 million in research and development expense during fiscal years 2005, 2004, and 2003, respectively. We spent $0.2 million in 2004 and $0.1 million in 2003 on miscellaneous research and development projects, including the design of a new commercial payload service. Research and development in fiscal year 2005 has been directed towards development of commercial responses to the National Vision for Space Exploration.

Certain Regulatory Matters

We are subject to federal, state, and local laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment. We believe that our policies, practices, and procedures are properly designed to prevent unreasonable risk of environmental damage and consequential financial liability to us. Compliance with environmental laws and regulations and technology export requirements has not had in the past, and, we believe, will not have in the future, material effects on our capital expenditures, earnings or competitive position. Our operations are subject to various regulations under federal laws relative to the international transfer of technology as well as to various federal and state laws relative to business operations. In addition, we are subject to federal contracting procedures, audit, and oversight under Federal Acquisition Regulations.

Significant federal regulations impacting our operations include the following:

Federal Regulation of International Business. We are subject to various federal regulations relative to the export of certain goods, services, and technology. These regulations, which include the Export Administration Act of 1979 administered by the Commerce Department and the Arms Export Control Act administered by the State Department, impose substantial restrictions on the sharing or transfer of technology to foreign entities. Our activities in the development of space technology and in the processing of commercial satellites deal with technology of the type subject to these regulations. Our operations are conducted pursuant to a comprehensive export compliance policy that provides close review and documentation of activities subject to these laws and regulations.

Foreign Corrupt Practices Act. The Foreign Corrupt Practices Act establishes rules for U.S. companies doing business internationally. Compliance with these rules is achieved through established and enforced corporate policies and documented procedures in our internal procedures and financial controls.

Iran Nonproliferation Act of 2000. This act includes specific prohibitions on commercial activities with certain specified Russian entities engaged in providing goods or services to the International Space Station. Our activities with RSC Energia of Russia are not subject to this act.

Federal Acquisition Regulations. Goods and services provided by us to NASA and other U.S. Government agencies are subject to Federal Acquisition Regulations. These regulations provide rules and procedures for invoicing, documenting, and conducting business under contract with such entities. The Federal Acquisition Regulations also subject us to audit by federal auditors to confirm such compliance.

Truth in Negotiations Act. The Truth in Negotiations Act was enacted for the purpose of providing for full and fair disclosure by contractors in the conduct of negotiations with the U.S. Government. The most significant provision included in the Truth in Negotiations Act is the requirement that contractors submit certified cost and pricing data for negotiated procurements above a defined threshold.

Regulatory Compliance and Risk Management

We maintain compliance with regulatory requirements and manage our risks through a program of compliance, awareness, and insurance which includes the following:

Safety. We place a continual emphasis on safety throughout our organization. At the corporate level, safety programs and training are monitored by a corporate safety manager. A staff of senior safety professionals within our SFS business unit provides safety as a component of our space flight operations and augments the safety awareness and oversight available at the corporate level.

Export Control Compliance. We have a designated senior officer responsible for export control issues and the procedures detailed in our export control policy. This officer and the designated export compliance administrator monitor training and compliance with regulations relative to foreign business activities. Employees are provided comprehensive training in compliance with regulations relative to export and foreign activities through our interactive training program and are certified as proficient in such regulations as are relative to their job responsibilities.

Insurance. Our operations are subject to the hazards associated with operating assets in the severe environment of space. These hazards include the risk of loss or damage to the assets during storage, preparation for launch, in transit to the launch site, and during the space mission itself. We maintain insurance coverage against these hazards with reputable insurance underwriters. Although we did not fully insure our flight assets in the past, we intend to insure our flight assets at replacement value for risk of loss during future space flight missions. Our insurance providers did not insure our ICC on the space shuttle’s STS-114 mission. However, pursuant to our lease agreements for our cargo carriers, we are not responsible for insuring these assets.

Employees

As of June 30, 2005 SPACEHAB and its wholly-owned subsidiaries employed 233 regular full-time employees. The breakdown by area is as follows: SPACEHAB corporate and executive management is 32; 115 are employed by SFS; SGS personnel total 50; 31 are employed by Astrotech; and SMI, specifically The Space Store, employs 5. Of these employees, approximately 17% hold advanced degrees. Additionally, a significant number of our employees have experience in both the space industry and/or governmental space agencies, with a special expertise in commercial space and human space flight. None of our employees are covered by collective bargaining agreements. Underlying all of SPACEHAB’s efforts has been the dedication and skill of its personnel. People are the source of our success.

Item 2. Properties.

Our four business units, SFS, Astrotech, SGS, and SMI, currently occupy five locations. The corporate headquarters which had been located at 300 D Street SW, Suite 814, Washington, D.C. 20024 was re-designated to 12130 Highway 3, Webster, Texas 77598 in fiscal year 2002. The term of the present lease for the D Street space expires on December 16, 2007. As of June 30, 2002 we sublet the entire D Street space through the end of the term of our lease. Our other Washington, D.C. office location was closed as of December 31, 2003 and all executive and administrative functions were consolidated at our Webster, Texas office. The former office space at 601 13th Street N.W., Suite 900 South, Washington, D.C. 20005, consisting of 5,920 square feet, is under a lease which expires May 2006, has been sublet through the end of the term of the Company’s lease.

Our executive management, marketing and communications, human resources, finance, and operations support personnel, along with approximately two-thirds of the SFS and three SGS employees, are located at 12130 Highway 3, Building 1, Webster, Texas 77598. The facility consists of 90,867 square feet of office, warehouse, and fabrication space located near the Johnson Space Center. On May 26, 2005 we purchased our 90,000 square-foot administrative facility in Webster, Texas. We purchased the building and the adjacent three acres of land for the value of $2.0 million. We then sold the building excluding the three acres of adjacent undeveloped land for $3.25 million. We will lease back 100% of the facility for an initial period of ten years, with two five-year options. We will retain the adjacent 3.0 acres parcel for future development or sale.

Our SFS payload processing facility, housing a 29-person operations team, is located near the Kennedy Space Center in Cape Canaveral, Florida. The facility is contained in an approximately 58,000 square foot plant. The payload processing facility has a clean room work area of approximately 24,000 square feet. This work area is designed to accommodate our single and double modules, as well as the ICCs and VCC. This area includes 11 secure experiment/payload integration and work areas ranging in size from 300 square feet to 1,000 square feet each. In addition, the facility provides office space, stock rooms, storage areas, a machine shop, an electrical shop, conference rooms, and other miscellaneous accommodations. We negotiated an agreement with the Canaveral Port Authority for the lease of the land for a forty-three year period which commenced on August 28, 1997. Upon expiration of the land lease, all improvements on the property revert at no cost to the lessor. On May 2, 2005 we sold the 58,000 square-foot processing facility in Cape Canaveral, Florida in a transaction valued at $4.8 million. We will lease back 100% of the facility for an initial period of five years, with an option period of an additional five years.

Astrotech occupies two company-owned locations. Astrotech’s headquarters and Florida operations team, consisting of 23 personnel, are located in a nine-building complex located on a 62-acre space technology campus at 1515 Chaffee Drive, Titusville, Florida 32780. This campus encompasses 140,000 square feet of facility space supporting non-hazardous and hazardous flight hardware processing, payload storage, and customer offices. The construction of the new 50,000 square foot spacecraft processing facility (“SPF”) was completed in March 2002. These buildings presently occupy one-third of the 62-acre property owned by Astrotech, with one-third available for expansion and the remaining one-third reserved for hazardous facility safety clearances.

Astrotech has a three-person technical staff located on VAFB in Santa Barbara County, California. Astrotech presently leases a 60-acre site on the base and owns four buildings comprising 18,800 square feet, dedicated to the same functions provided at the Florida facility. The term of the present land lease expires on July 13, 2013, with provisions to extend the lease at the request of the lessee and the concurrence of the lessor. Upon final expiration of the land lease, all improvements on the property revert, at the lessor’s option, to the lessor at no cost.

Additionally, Astrotech has seven employees who are housed at the Sea Launch Home Port facility in Long Beach, California provided per the provisions of the Astrotech contract with Sea Launch Company, LLC.

SGS has 45 employees who are housed in two government facilities within the Houston area.

SMI, primarily The Space Store, has five employees and occupies approximately 2,450 square feet of space located at 1400 NASA Road One, Suite D, Houston, Texas 77058. The lease expires in March 2008.

We believe that our current facilities and equipment are generally well maintained and in good condition and are adequate for our present and foreseeable needs.

Item 3. Legal Proceedings.

Contract Claim. In January 2004 we filed a formal proceeding with NASA seeking indemnification under our Research and Logistics Mission Support contract in the amount of $87.7 million for the value of our research double module and related equipment that was destroyed during the Space Shuttle Columbia tragedy. NASA responded to this contract claim on October 5, 2004. NASA’s determination states that its liability is limited to $8.0 million. We received payment from NASA of $8.2 million, which included $0.2 million of interest, from NASA, in October 2004. In January 2005 we filed an appeal of NASA’s decision to deny its claim for indemnification in excess of $8.0 million with the Armed Services Board of Contract Appeals. On May 5, 2005 NASA filed its answer to our complaint with the Armed Services Board of Contract Appeals. We are now proceeding with discovery.

Lloyd’s Complaint. In January 2004 Lloyd’s of London, our insurer for the research double module, filed a complaint in the United States District Court for the Western District of Washington seeking the return of the $17.7 million Lloyd’s had paid to us under the RDM insurance policy. On May 12, 2005 we and Lloyd’s agreed to jointly pursue recovery against NASA, with us in full control of the appeals process. Lloyd’s will participate in any recovery, both pursuant to our administrative claim and our tort claim against NASA, net of legal costs, in accordance with a pre-agreed schedule under which our liability to Lloyd’s ranges from a minimum of $0.5 million if we do not recover any additional amounts to approximately $17.7 million if we recover over $70.0 million from NASA. Also, in accordance with the agreement, Lloyd’s dismissed its complaint against us with prejudice. We recorded a charge in our fourth quarter financial statements of $0.5 million pending a final resolution of our actions against NASA.

Tort Claim. On November 8, 2004 we filed a second claim with NASA seeking damages of $79.7 million under the federal tort claims act for the loss of our RDM resulting from NASA’s alleged negligence leading to the destruction of the space shuttle Columbia and the loss of our module. The claim represents our loss of $87.7 million less the $8.0 million recovered from NASA. Since NASA did not respond for six months from the date we made the claim, NASA is deemed to have denied the claim. As a result of the administrative claim being deemed denied due to NASA’s failure to respond, we have a right to and we intend to pursue the claim in federal district court.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended June 30, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ National Market System under the symbol “SPAB.” The following table sets forth the quarterly high and low intra-day bid prices for the periods indicated.

Fiscal 2005	High	Low
First Quarter	$3.89	$2.16
Second Quarter	$2.75	$0.88
Third Quarter	$2.20	$1.50
Fourth Quarter	$2.00	$1.20

Fiscal 2004	High	Low
First Quarter	$1.17	$0.75
Second Quarter	$1.83	$0.90
Third Quarter	$4.74	$1.40
Fourth Quarter	$4.81	$3.00

We have never paid cash dividends. It is our present policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Our revolving credit facility prohibits the payment of cash dividends.

We have 30,000,000 shares of common stock authorized for issuance. As of September 13, 2005 we had 12,671,179 shares of common stock outstanding. We had approximately 232 shareholders of record of our common stock on September 13, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,815,240	$3.79	2,464,469
Equity compensation plans not approved by security holders	—	—	—

Total	1,815,240	$3.79	2,464,469

Issuer Purchases of Equity Securities

On March 25, 2003 our Board of Directors authorized us to repurchase up to $1.0 million of our outstanding stock at market prices. As of June 30, 2005 we had repurchased 116,100 shares at a cost of $117,320. A summary of shares purchased under this plan follows:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Through June 30, 2003	109,800	$1.02	109,800	$888,505
Total July 1, 2003 to June 30, 2004	6,300	$0.92	6,300	$882,680
July 1, 2004 to July 31, 2004	—	—	—	$882,680
August 1, 2004 to August 31, 2004	—	—	—	$882,680
September 1, 2004 to September 30, 2004	—	—	—	$882,680
October 1, 2004 to October 31, 2004	—	—	—	$882,680
November 1, 2004 to November 30, 2004	—	—	—	$882,680
December 1, 2004 to December 31, 2004	—	—	—	$882,680
January 1, 2005 to January 31, 2005	—	—	—	$882,680
February 1, 2005 to February 29, 2005	—	—	—	$882,680
March 1, 2005 to March 31, 2005	—	—	—	$882,680
April 1, 2005 to April 30, 2005	—	—	—	$882,680
May 1, 2005 to May 31, 2005	—	—	—	$882,680
June 1, 2005 to June 30, 2005	—	—	—	$882,680
Total	116,100	$1.01	116,100	$882,680

On July 13, 2005 we entered into an amendment to the Amended and Restated Rights Agreement, dated as of February 23, 2004, between us and American Stock Transfer & Trust Company, as rights agents, which had the effect of terminating our Rights Agreement effective July 13, 2005.

Sales of Unregistered Securities

During fiscal year 2005 we did not issue any unregistered securities.

Item 6. Selected Financial Data.

The selected financial data presented below are derived from our audited consolidated financial statements. This selected financial information should be read in conjunction with our Consolidated Financial Statements and the notes thereto included elsewhere in this report.

	Years Ended June 30,
	2001		2002	2003	2004		2005
Statement of Operations Data:	(in thousands except per share data)
Revenue from operations	$105,254		$102,773	$94,963	$77,606	(5)	$59,401
Costs of revenue	92,243		81,767	78,791	45,678		47,158

Gross profit	13,011		21,006	16,172	31,928		12,243
Selling, general and administrative expenses	21,796		19,507 (2)	91,434 (3)	20,982	(6)	1,639	(7)
Research and development expenses	393		383	118	223		77

Income (loss) from operations	(9,178)		1,116	(75,380)	10,723		10,527
Interest expense, net of capitalized amounts and interest and other income	4,804		5,533	7,252	8,142		5,424
Net income (loss)	(12,785	)(1)	(2,367)	(81,775)	2,075		5,249
Net income (loss) per common share – diluted	$(1.12)		$(0.20)	$(6.66)	$0.15		$0.37
Shares used in computing net income (loss) per common share – diluted	11,400		11,884	12,285	14,142		14,190

Other Data:
Cash provided by (used in) operations	$17,124		$8,592	$2,114	$5,273		$(7,153)
Cash provided by (used in) investing activities	(23,076)		(13,167)	3,037 (4)	5,019		17,683

Balance Sheet Data (at period end):
Working capital (deficit) surplus	$(41,424)		$(22,022)	$(4,750)	$(6,351)		$5,435
Total assets	222,477		220,826	121,356	99,925		101,951

Long-term debt, excluding current portion	64,589		83,426	80,056	66,942		64,885
Stockholders’ equity	90,356		87,670	5,090	9,410		14,797

(1)	Includes approximately $3.3 million of non-cash expense to record a full valuation allowance on our deferred tax asset.
(2)	Includes approximately $0.8 million of non-cash expenses related to subleasing of excess facilities.
(3)	Includes approximately $78.3 million of non-cash write downs related to the loss of our RDM, goodwill impairment at our SGS business unit, and asset impairment.
(4)	Includes approximately $17.7 million of insurance proceeds related to the loss of our research double module.
(5)	Includes approximately $17.5 million due to Boeing’s termination of its spacecraft processing contract with us.
(6)	Includes approximately $0.3 million of non-cash expenses related to subleasing of excess facilities, $8.3 million of goodwill impairment at our SGS and Astrotech business units, and a $1.8 million non-cash write-down of an investment in Guignè.
(7)	Includes $7.7 million of net recovery from non-recurring transactions related to the loss of our RDM.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements and notes thereto included elsewhere in this report.

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

Overview

In 2004 the White House issued a new vision for U.S. space leadership. We view the President’s commitment to space exploration, the human space flight program, and the plan for missions to the Moon, Mars, and beyond as positive indicators that will reinvigorate the space program, likely yielding benefits to the aerospace and space commerce industries. We believe that this vision provides NASA with a clear focus, will stabilize the NASA program, and will increase funding for the new pursuits.

We believe the impacts of this vision will materialize over time, and we will continue to align our business direction to remain a constructive force in the human space flight program. In the long term, we believe that our core competencies offer opportunities to continue to provide services as well as to design, build, and operate assets that could support initiatives beyond low Earth orbit. We plan to pursue these new opportunities. In the near term, our primary objective of our SFS and SGS segments is to continue providing services to NASA and the space community in support of the space shuttle and the International Space Station programs. Even with the renewed vision, we expect that the space shuttle and ISS will remain an integral part of the human space flight program for years to come. We are currently supporting three of the next five scheduled space shuttle flights and are pursuing additional missions that will be important for completing the final assembly of the space station. In January 2005 we received authorization to proceed on integration and operations activities for the STS-116 shuttle mission currently scheduled for “a no earlier than date” of July 2006. In addition, we received authorization for new contract work to add a deployable stowage platform to the STS-118 shuttle mission scheduled to launch for “a no earlier than date” of December 2006. This deployable storage platform will be permanently affixed to the orbiting station.

We are actively engaged in defining commercial payload service solutions capable of meeting the ISS on-orbit re-supply and return requirements more efficiently than the space shuttle. These activities, some of which leverage our international strategic partnerships and intellectual property rights, include the development of an affordable cargo transportation system based on existing commercial launch vehicles and our modular payload integration architecture to transport pressurized and unpressurized cargo to and from the space station. We further believe that our experience and expertise in the conceptual design, development, ground processing, and on-orbit operations support of payload and crew accommodations position us well for a role in the development of NASA’s space exploration systems, the envisioned next phase in human exploration of space.

In September 2004 our SFS business unit was awarded a six-month NASA study contract valued at approximately $1.0 million to support the space agency’s new exploration initiatives. We defined concepts for accomplishing human lunar exploration with a focus on innovative solutions and commercial approaches that could be reapplied to missions to Mars and beyond. In March 2005 we were awarded a contract option for an additional six-month effort valued at nearly $1.0 million, which we completed after the close of our 2005 fiscal year.

Business Segments

Following is a brief discussion of each of our four business segments, including a list of key factors that have affected, and are expected to continue to affect, their respective earnings and cash flows. We also present a brief discussion of our corporate-level expenses along with a summary of our current liquidity position and items that could impact our liquidity position in fiscal year 2006 and beyond.

SPACEHAB Flight Services. This business unit generates revenue by providing space shuttle-based, turnkey services that include customer access to space via our pressurized modules and unpressurized cargo carriers; integration and operations support to logistics suppliers transporting their cargo onboard our modules and carriers to and from the orbiting station; and/or integration and operations support to scientists and technologists responsible for experiments performed aboard module and ICC research platforms.

We also offer on a space-available basis for each mission, access to space onboard the space shuttle, Russian Progress, and European Space Agency Automated Transfer Vehicle cargo vehicles under commercial contracts with non-NASA customers, including both government and private customers. Commercial contracts with non-NASA customers will continue to be established directly between us and our commercial customers.

Additionally, during the space shuttle stand-down period, we provided cargo shipment coordination services to NASA for all U.S. cargo shipped to the ISS via the Russian Progress space vehicle. These services are provided under contract to Lockheed Martin, the prime Cargo Mission Contract contractor to NASA. We are also providing research access to space and on the space station to JAXA through RSC Energia, a major Russian aerospace enterprise. We contracted through V.J.F. Russian Consulting with RSC Energia for construction of certain space research equipment, access to Russian Progress launch vehicles, and research space aboard the ISS when the originally-scheduled services on the space shuttle were suspended due to the Columbia tragedy.

The primary factors impacting our SFS business unit earnings and cash flows are the number of space shuttle missions flown and the configuration of the cargo handling and research logistics required for each mission. Our revenues and earnings, if any, from each mission are dependent upon the space assets required in the cargo or research logistics configuration and the mission support services required to employ those assets. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business unit include:

•	Congress’ funding for NASA and the allocation of that funding to ISS operations and space shuttle cargo missions
•	The return to flight of the U.S. space shuttle

•	The role of international space research projects flying on future space shuttle and Russian and European Space Agency missions

•	The growth of space exploration programs within NASA and NASA’s commitment to the President’s Vision for Space Exploration regarding enhancement of the role of commercial enterprise in space exploration programs

•	Our ability to control our capital expenditures, particularly those for spare or replacement parts for space assets

Astrotech Space Operations. Revenue is generated from various fixed-price contracts with launch service providers in both the commercial and government markets. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing a satellite for launch.

The earnings and cash flows generated from our Astrotech operations are related to the number of commercial satellite launches, which reflect the growth in the satellite-based communication industries, and the requirement to replace aging satellites. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business include:

•	Our ability to control our capital expenditures, which primarily are limited to modifications to accommodate payload processing for new launch vehicles, maintenance and safety, environmental and reliability projects, and other costs, through disciplined management and safe, efficient operations

•	The continuing limited availability of competing facilities at the major domestic launch sites that can offer compatible services, leading to an increase in government use of our services

SPACEHAB Government Services. Our SGS business unit generates revenue by providing support to the U.S. Government in the areas of large-scale configuration and data management programs such as the ISS; specialized hardware design, development, and fabrication; and safety and quality support services. This business unit offers a wide array of products and services in these varied fields. This business unit currently provides configuration management services as a subcontractor of ARES under their PI&C contract with NASA.

Earnings from our SGS business unit operations are dependent on our ability to continue to win contracts with NASA or other government entities through the competitive bidding process and our performance under those contracts in achieving performance bonuses. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business include:

•	Continuation through 2008 of our PI&C contract with the ISS program

•	Our ability to maintain small business qualification for our SGS business unit under NASA contracting rules

•	Our ability to control costs within our budget commitments

Space Media. Our SMI business unit operates a retail store and internet store offering space-themed products and is engaged in space-related educational programs and other space-themed activities. Revenue and earnings in our retail operations are dependent upon general enthusiasm for the space exploration program, advertising and promotion, and competition.

Corporate and Other. Significant items impacting future earnings and cash flows include:

•	Interest expense, which is significantly less in fiscal year 2005 as compared to fiscal year 2004, due to the repayment of a substantial portion of our mortgage debt during fiscal year 2004 using proceeds from Boeing’s early termination of their satellite preparation contract with our Astrotech business unit

•	General and administrative costs and our ability to continue to manage future overhead costs

•	The ultimate settlement of our claim against NASA for indemnification of our losses on the Space Shuttle Columbia mission and/or our tort claim

•	Income taxes, with respect to which we currently only pay alternative minimum tax and minimal state income taxes; income taxes will also be impacted by our ability to realize our significant deferred tax assets, including loss carry forwards

Critical Accounting Policies

Revenue Recognition. Our business units’ revenue is derived primarily from long-term contracts with the U.S. Government and commercial customers. Revenues under these contracts are recognized using the methods described below. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment. See “Risk Factors —Our financial results could be affected if the estimates that we use in accounting for contracts are incorrect and need to be changed.” We base our estimate on historical experience and on various assumptions that are believed to be reasonable under the circumstances including the negotiation of an equitable adjustment on the Research and Logistics Mission Support contract which was added to the contract as a pricing amendment due to the delay in the return to flight. Costs to complete include, when appropriate, material, labor, subcontracting costs, lease costs, commissions, insurance and depreciation. Our business units’ personnel perform periodic contract status and performance reviews. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period that the change in estimate occurs.

A Summary of Revenue Recognition Methods Follows:

Business Unit	Services/Products Provided	Contract Type	Method of Revenue Recognition
SFS	Commercial Space Habitat Modules, Integration & Operations Support Services	Firm Fixed Price	Percentage-of-completion based on costs incurred

SGS	Configuration Management, Engineering Services	Cost Plus Award/Fixed Fee	Reimbursable costs incurred plus award/fixed fee when incurred

ASO	Payload Processing Facilities	Firm Fixed Price – Mission Specific	Ratably, over the occupancy period of a satellite within the facility from arrival through launch

		Firm Fixed Price – Guaranteed Number of Missions	For multi-year contract payments recognized ratably over the contract period

SMI	Space-Themed Commercial Products/Activities	Retail	Internet and retail sales recognized when goods are shipped

Goodwill. In assessing the recoverability of goodwill and other intangibles, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If and when these circumstances or their related assumptions change in the future, we may be required to record impairment charges for these assets. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on July 1, 2002 under which we ceased to amortize goodwill and instead analyze goodwill at least annually for impairment issues. The remaining goodwill on the balance sheet as of December 2003 was tested for impairment and was written off in fiscal year 2004.

Long-Lived Assets. In assessing the recoverability of long-lived assets, fixed assets, assets under construction and intangible assets, we evaluate the recoverability of those assets in accordance with the provisions of the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires that certain of our long-lived fixed assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

RESULTS OF OPERATIONS

Results of Operations for the Years Ended June 30, 2005, 2004 and 2003

Overview. In this section we discuss our results of operations, both on a consolidated basis and, where appropriate, by business unit for our fiscal years ended June 30, 2005, 2004, and 2003. Where we report earnings or loss on a per share basis, we have done so on a “diluted earnings per share” basis. The weighted average number of common shares applicable to diluted earnings for 2005, 2004, and 2003 were 14,190,281, and 14,141,949, and 12,285,467, respectively.

We had net income (loss) of $5.3 million or $0.37 per diluted share on revenues of $59.4 million for our 2005 fiscal year compared to $2.1 million or $0.15 per diluted share on revenues of $77.6 million for 2004 and ($81.8) million or ($6.66) per diluted share on revenues of $95.0 million for 2003.

Non-GAAP Financial Measures. We use income from operations before charges as one measure of financial performance. Income from operations before charges is a non-GAAP financial measure and consists of operating income before unusual and infrequent events such as: goodwill impairments, asset impairments, investment impairments and the loss of the RDM. Income from operations before charges also does not include interest expense or income taxes, each of which is evaluated on a consolidated basis. Because we do not allocate interest expense and income taxes by unit, we believe that income from operations is a useful measure of our units’ operating performance for investors. Income from operations before charges should not be considered an alternative to, or more meaningful than, net income or cash flows from operations as determined in accordance with GAAP. The “Other” column in the presentation below is our corporate selling, general and administrative expenses that are incurred for our overall operations that are not allocable to any specific business unit.

The following tables provide summary financial data regarding our consolidated and segmented results of operations for our 2005, 2004, and 2003 fiscal years, respectively (in millions):

Fiscal Year Ended June 30, 2005

	SFS Business Unit	ASO Business Unit	SGS Business Unit	SMI Business Unit	Other	Total
Income (loss) from operations before charges	$7.6	$2.1	$0.9	$(0.1)	$(7.7)	$2.8
Non recurring item, net recovery related to Research Double Module	7.7	—	—	—	—	7.7

Operating income (loss)	15.3	2.1	0.9	(0.1)	(7.7)	10.5
Other income	—	0.1	—	—	0.2	0.3
Interest expense	—	—	—	—	(5.7)	(5.7)

Pre-tax income (loss)	15.3	2.2	0.9	(0.1)	(13.2)	5.1
Income tax benefit	—	—	—	—	0.1	0.1

Net income (loss)	$15.3	$2.2	$0.9	$(0.1)	$(13.1)	$5.2

Fiscal Year Ended June 30, 2004

	SFS Business Unit	ASO Business Unit	SGS Business Unit	SMI Business Unit	Other	Total
Income (loss) from operations before charges	$8.9	$20.0	$0.3	$(0.1)	$(8.4)	$20.7
Goodwill impairment	—	(2.5)	(5.7)	—	—	(8.2)
Investment impairment charge	—	—	—	—	(1.8)	(1.8)

Operating income (loss)	8.9	17.5	(5.4)	(0.1)	(10.2)	10.7
Other income/expense	—	—	—	—	0.1	0.1
Interest expense	—	—	—	—	(8.2)	(8.2)

Pre-tax income (loss)	8.9	17.5	(5.4)	(0.1)	(18.3)	2.6
Income tax expense	—	—	—	—	(0.5)	(0.5)

Net income (loss)	$8.9	$17.5	$(5.4)	$(0.1)	$(18.8)	$2.1

Fiscal Year Ended June 30, 2003

	SFS Business Unit	ASO Business Unit	SGS Business Unit	SMI Business Unit	Other	Total
Income (loss) from operations before charges	$6.8	$4.5	$1.9	$(0.3)	$(10.0)	$2.9
Non recurring item, net loss related to Research Double Module	(50.3)	—	—	—	—	(50.3)
Goodwill impairment	—	—	(11.9)	—	—	(11.9)
Asset impairment charge	(7.9)	—	—	—	(8.2)	(16.1)

Operating income (loss)	(51.4)	4.5	(10.0)	(0.3)	(18.2)	(75.4)
Interest expense	—	—	—	—	(7.2)	(7.2)

Pre-tax income (loss)	(51.4)	4.5	(10.0)	(0.3)	(25.4)	(82.6)
Income tax benefit	—	—	—	—	0.9	0.9

Net income (loss)	$(51.4)	$4.5	$(10.0)	$(0.3)	$(24.5)	$(81.7)

Operating Income (Loss). Operating income (loss) was $10.5 million in fiscal year 2005, compared to $10.7 million and ($75.4) million for fiscal years 2004 and 2003, respectively. The following summarizes the activity in each of our operating segments:

SPACEHAB Flight Services

Operating income (loss) for our flights services business unit was $15.3 million for fiscal year 2005, compared to $8.9 million and ($51.4) million for fiscal years 2004 and 2003, respectively. Operating income for fiscal year 2005 includes $8.2 million payment from NASA for the loss of our RDM in the Space Shuttle Columbia accident. It also includes $0.5 million expense for our settlement with Lloyd’s (see Item 3 – Legal Proceedings for more details). Operating income for 2005 included general and administrative expense of $0.5 million and depreciation and amortization expense of $2.8 million as compared to general and administrative expenses of $0.7 million and $0.1 million and depreciation and amortization expense of $2.8 million and $5.0 million for fiscal years 2004 and 2003, respectively. Please see “Results of Operations for the Years Ended June 30, 2005, 2004 and 2003 — Other” for a consolidated discussion of selling, general and administrative expense and depreciation and amortization expense.

SFS Business Unit Results of Operations for the Fiscal Year Ended June 30, 2005 as Compared to the Fiscal Year Ended June 30, 2004

The SFS business unit’s operating income before charges decreased by $1.3 million from fiscal year 2004 to fiscal year 2005. The following summarizes significant changes for our fiscal year ended June 30, 2005 as compared to our fiscal year ended June 30, 2004:

Revenue increase of $3.8 million, consisting of the following:

•	A decrease in the Research and Logistics Mission Support contract of $23.3 million in fiscal year 2005 compared to fiscal year 2004 due to the termination of the contract in January 2004

•	An increase in Lockheed Martin contract revenue of $23.5 million in fiscal year 2005 as compared to fiscal year 2004 due to the startup of the contract in February 2004

•	An increase in the External Stowage Platform 2 contract revenue of $3.8 million in fiscal year 2005 as compared to fiscal year 2004 due to the increased activities on the contract due to the launch of STS-114 in July 2005

•	An increase in revenue attributable to our Concept Exploration and Refinement contract with NASA of $1.6 million that was started in the first quarter of fiscal year 2005

•	An increase in the Japanese Experiment Thermal Incubator Service contract revenue of $0.3 million in fiscal year 2005 as compared to fiscal year 2004 due to increased project work being performed

•	Other contract revenue decrease of $2.1 million, mainly due to the cancellation of the RDM’s planned second mission under the Research and Logistics Mission Support contract during fiscal year 2004

Cost of Revenue increase of $5.1 million, consisting of the following:

•	A decrease in the Research and Logistics Mission Support contract of $13.8 million in fiscal year 2005 compared to fiscal year 2004 due to the termination of the contract in January 2004

•	An increase in Lockheed Martin contract cost of revenue of $14.6 million fiscal year 2005 as compared to fiscal year 2004 due to the startup of the contract in February 2004

•	An increase in the External Stowage Platform 2 contract cost of revenue of $3.7 million in fiscal year 2005 as compared to fiscal year 2004 due to the increased activities on the contract due to the launch of STS-114 in July 2005

•	An increase in cost of revenue attributable to our Concept Exploration and Refinement contract with NASA of $1.1 million that was started in the first quarter of fiscal year 2005

•	An increase in the Japanese Experiment Thermal Incubator Service contract cost of revenue of $0.1 million in fiscal year 2005 as compared to fiscal year 2004 due to increased project work being performed;

•	Other contract cost of revenue decrease of $0.6 million, mainly due to the cancellation of the RDM’s planned second mission under the Research and Logistics Mission Support contract during fiscal year 2004

All space shuttle missions had been suspended since the February 1, 2003 Space Shuttle Columbia accident and did not resume until July 2005, affecting revenues and operating income of our SFS business unit for fiscal year 2005 and 2004. Pending the return to flight of the space shuttle program, we have operated under “equitable adjustments” and subsequently in preparation for the return to flight under the contractual arrangements in place prior to the accident. The equitable adjustment provides compensation for space flight assets committed for future contracted missions and for personnel and services in place to maintain those assets and support the return-to-flight activities.

Our SFS business unit is currently supporting NASA’s preparations for shuttle missions STS-121, 116, and 118 (in order of their anticipated flight sequence). The SFS business unit processed an integrated cargo carrier for shuttle mission STS-114, the External Stowage Platform 2 that was deployed and permanently mounted to the ISS in July 2005. We contracted directly with NASA’s prime space station contractor, Boeing, for the space shuttle STS-114 mission. For the space shuttle STS-121 mission, we provided our non-deployable ICC to NASA for transport of several critical International Space Station orbital replacement unit spares. For both shuttle missions STS-116 and 118, missions previously placed under the Research and Logistics Mission Support contract, we are scheduled to provide our pressurized Logistics Single Module and our unpressurized non-deployable ICC for transport of critical cargo and orbital replacement units to and from the ISS. As previously described, the Research and Logistics Mission Support contract expired January 31, 2004 and support for shuttle missions STS-121, 116 and 118 is continuing under a subcontract agreement to Lockheed Martin, effective February 1, 2004. Additionally, after April 15, 2004 our SFS business unit is no longer subcontracting its module mission integration, operations, and sustaining engineering technical support to Boeing. Most module mission tasks previously performed by Boeing personnel are now performed by our SFS business unit personnel and selected NASA cargo integration tasks on our module missions are now performed by Lockheed Martin as a part of the Cargo Mission Contract with NASA. This action enables our SFS business unit to continue providing services to NASA and is consistent with the direction of the ISS program office.

In January 2004 we initiated activity under the Japanese Experiment Thermal Incubator Service contract with Mitsubishi Corporation, representing JAXA that was entered into in 2000 and originally scheduled to fly aboard our RDM. Subsequent to the suspension of the space shuttle flights and destruction of our module, we contracted for construction of certain space research equipment, for research space onboard the ISS and up to three Russian Progress cargo missions with V.J.F. Russian Consulting, representing RSC Energia, a major Russian aerospace manufacturer and mission operator. In August 2004 we supported the launch of the Progress and subsequent three months on-orbit operations. Additionally, in January 2005 we supported the second three months worth of on-orbit operations.

SFS Business Unit Results of Operations for the Fiscal Year Ended June 30, 2004 as Compared to the Fiscal Year Ended June 30, 2003

The SFS business unit’s operating income before charges increased by $2.1 million from fiscal year 2003 to fiscal year 2004. The following summarizes significant changes for our fiscal year ended June 30, 2004 as compared to our fiscal year ended June 30, 2003:

Revenue decreases of $8.4 million, consisting of the following:

•	Research and Logistics Mission Support contract revenue decreased by $14.4 million as it was terminated in January 2004

•	New revenue from the Lockheed Martin contract of $7.8 million that replaced the Research and Logistics Mission Support contract

•	The External Stowage Platform 2 contract revenue decreased by $4.5 million

•	The various other contract revenue decreased $0.1 million

•	Recognized revenue from the Japanese Experiment Thermal Incubator Service of $2.8 million

Cost of Revenue decrease of $10.5 million, consisting of the following:

•	Termination of Boeing’s subcontract decreased cost of revenue by $7.0 million

•	Reduced EADS subcontract costs in 2004 of $3.6 million due to no missions in 2004

•	Decrease in asset depreciation in 2004 of $1.8 million due to the loss of the RDM in fiscal year 2003

•	Decrease in other cost of revenue of $0.3 million

•	Increase in internal labor costs of $1.6 million due to bringing the integrations and operations of our modules in-house

•	Increase in selling, general and administrative expenses of $0.6 million

All space shuttle missions had been suspended since the February 1, 2003 space shuttle Columbia accident, affecting revenues and operating income of our SFS business unit for fiscal year 2004. Pending the return to flight of the space shuttle program, we have operated under “equitable adjustments” and subsequently in preparation for the return to flight under the contractual arrangements in place prior to the accident. The equitable adjustment provides compensation for space flight assets committed for future contracted missions and for personnel and services in place to maintain those assets and support the return-to-flight activities.

In January 2004 we initiated activity under the Japanese Experiment Thermal Incubator Service contract with Mitsubishi Corporation, representing the JAXA, that was entered into in 2000 and originally scheduled to fly aboard our RDM. Subsequent to the suspension of the space shuttle flights and destruction of our module, we contracted for construction of certain space research equipment, for research space aboard the ISS and up to three Russian Progress cargo missions with V.J.F. Russian Consulting, representing RSC Energia, a major Russian aerospace manufacturer and mission operator.

Astrotech Space Operations

Operating income for our Astrotech business unit was $2.1 million for fiscal year 2005, compared to $17.5 million and $4.5 million for fiscal years 2004 and 2003, respectively. Operating income for 2005 included selling, general and administrative expense of $0.3 million and depreciation and amortization expense of $2.1 million as compared to selling, general and administrative expense of $0.4 million and $0.5 million and depreciation and amortization expense of $2.0 million and $1.9 million for fiscal years 2004 and 2003, respectively. Please see “Results of Operations for the Years Ended June 30, 2005, 2004 and 2003 — Other” for a consolidated discussion of selling, general and administrative expense and depreciation and amortization expense.

Astrotech Business Unit Operating Results for Fiscal Year ended June 30, 2005 as Compared to the Fiscal Year Ended June 30, 2004

Our Astrotech business unit’s operating income before charges decreased by $17.9 million from fiscal year 2004 to fiscal year 2005. The following summarizes significant changes for our fiscal year ended June 30, 2005 as compared to our fiscal year ended June 30, 2004:

Revenue decreased by $17.9 million as a result of a $17.5 million early payment from Boeing’s termination of their financial guarantees and scheduled downtime in fiscal year 2005 in the amount of $0.4 million.

Cost of revenue remained relatively consistent from fiscal year 2004 to fiscal year 2005.

Astrotech Business Unit Operating Results for Fiscal Year ended June 30, 2004 as Compared to the Fiscal Year Ended June 30, 2003

Our Astrotech business unit’s operating income before charges increased by $15.5 million from fiscal year 2003 to fiscal year 2004. The following summarizes significant changes for our fiscal year ended June 30, 2004 as compared to our fiscal year ended June 30, 2003:

Revenue increased by $15.8 million as a result of a $17.5 million early payment from Boeing’s termination of their financial guarantees partially offset by decreased Boeing missions in fiscal year 2004.

Cost of revenue increase of $0.3 million, consisting of:

•	Astrotech business unit’s support for 12 missions in 2004 versus 9 missions in 2003 which resulted in higher labor and benefit costs of $0.2 million

•	Additional depreciation expense of $0.2 million in 2004

•	Decrease in selling, general and administrative expense of $0.1 million

Fiscal year 2004 operating income for our Astrotech business unit included a contract early termination payment of $17.5 million by Boeing with regards to its financial guarantees under the contract agreement with Boeing for payload processing support services for the Delta launch vehicle program. Boeing indicated that the decision to terminate its guarantees for future services was based on the downturn of the commercial expendable launch market rather than performance-related considerations. We believe we were in compliance with the contract terms at the time of the termination. We recognized the early termination payment as revenue in the quarter ended December 31, 2003. The termination of the Boeing contract guarantees had a significant impact on the Astrotech business unit’s future guaranteed revenue stream. As a result of this event, we performed a goodwill impairment test in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets.” The impairment test indicated an impairment of the Astrotech business unit’s remaining goodwill of approximately $2.5 million. This impairment was recorded in the period ended December 31, 2003. We utilized market valuation techniques to calculate the fair value of the Astrotech business unit.

SPACEHAB Government Services

Operating income (loss) for our SGS business unit was $0.9 million for fiscal year 2005, compared to ($5.4) million and ($10.0) million for fiscal years 2004 and 2003, respectively. Operating income for 2005 included selling, general and administrative expense of $0.4 million and depreciation and amortization expense of $0.1 million as compared to selling, general and administrative expense of $1.3 and $1.9 and depreciation and amortization expense of $0.1 million and $0.7 million for fiscal years 2004 and 2003, respectively. Please see “Results of Operations for the Years Ended June 30, 2005, 2004 and 2003 — Other” for a consolidated discussion of selling, general and administrative expense and depreciation and amortization expense.

SGS Business Unit Results of Operations for Fiscal year ended June 30, 2005 as Compared to the Fiscal Year Ended June 30, 2004

Our SGS business unit’s operating income before charges increased by $0.6 million from fiscal year 2004 to fiscal year 2005. The following summarizes significant changes for our fiscal year ended June 30, 2005 as compared to our fiscal year ended June 30, 2004:

Revenue decreased by $4.1 million for our fiscal year ended June 30, 2005 as compared to our fiscal year ended June 30, 2004 primarily as a result of:

•	A decrease in revenue under the Stowage, Engineering And Decal contract of $4.1 million in fiscal year 2005 as compared to fiscal year 2004 due to the completion of the contract

•	A decrease in revenue under the Configuration Management contract revenue of $2.7 million from fiscal year 2004 to fiscal year 2005 due to completion of the contract

•	An increase in revenue under the PI&C contract of $2.6 million which was awarded in January 2004

•	An increase in other contract revenue of $0.1 million

Cost of revenue decreased by $4.7 million for our fiscal year ended June 30, 2005 as compared to our fiscal year ended June 30, 2004, primarily due to:

•	A decrease in cost of revenue under the Stowage, Engineering And Decal contract of $3.2 million in fiscal year 2005 as compared to fiscal year 2004 due to the completion of the contract

•	A decrease in cost of revenue under the Configuration Management contract revenue of $4.5 million from fiscal year 2004 to fiscal year 2005 due to completion of the contract

•	An increase in cost of revenue under the PI&C contract of $2.1 million which was awarded in January 2004

•	A decrease in selling, general and administrative expense of $0.8 million from fiscal year 2004 to fiscal year 2005

•	A increase in other contract of revenue of $1.7 million primarily due to the extravehicular activity handrails contract with NASA

SGS Business Unit Results of Operations for Fiscal year ended June 30, 2004 as Compared to the Fiscal Year Ended June 30, 2003

Our SGS business unit’s operating income before charges decreased by $1.6 million from fiscal year 2003 to fiscal year 2004. The following summarizes significant changes for our fiscal year ended June 30, 2004 as compared to our fiscal year ended June 30, 2003:

Revenue decreased by $24.5 million for our fiscal year ended June 30, 2004 as compared to our fiscal year ended June 30, 2003 primarily as a result of:

•	The completion of the Flight Crew Systems Development contract on April 30, 2003, which resulted in no revenue in fiscal year 2004 versus $25.8 million in fiscal year 2003

•	Revenue recorded under the Stowage, Engineering And Decal contract increased by $1.3 million in fiscal year 2004 as compared to fiscal year 2003 due to increased project work in fiscal year 2004

•	The Configuration Management contract revenue decreased by $2.4 million from fiscal year 2003 to fiscal year 2004 due to completion of the contract

•	The PI&C contract which was awarded in January 2004 recognized revenue of $2.8 million in fiscal year 2004

•	A decrease in other contract revenue of $0.4 million

Cost of revenue decreased by $22.9 million for our fiscal year ended June 30, 2004 as compared to our fiscal year ended June 30, 2003, primarily due to:

•	The completion of the Flight Crew Systems Development contract on April 30, 2003, which resulted in a reduction in our cost of revenue of $23.9 million in fiscal year 2004 as compared to fiscal year 2003

•	Cost of revenue increasing under the Stowage, Engineering And Decal contract by $1.5 million in fiscal year 2004 as compared to fiscal year 2003 due to increased project work in fiscal year 2004

•	The Configuration Management contract cost of revenue decreased by $1.9 million from fiscal year 2003 to fiscal year 2004 due to the completion of the contract

•	The award in January 2004 of the PI&C contract which increased our cost of revenue for fiscal year 2004 by $2.8 million

•	Decreases in the Shanghai Scienceland project cost of revenue of $0.3 million

•	Decreases in the cost of revenue for the Destiny module of $0.7 million in fiscal year 2004 as compared to fiscal year 2003 due to the completion of the project in fiscal year 2003

•	Decreases in other cost of revenue of $0.4 million

On November 5, 2003 NASA notified us that we were not awarded the International Space Station Mission Integration Contract. Additionally, the Boeing team’s bid for the Cargo Mission Contract with NASA, of which our SGS business unit was a proposed subcontractor, was not selected for contract award. As a result of these events, we performed a goodwill impairment test at our SGS business unit in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” The test indicated an impairment of the SGS business unit’s remaining goodwill of approximately $5.7 million which was recorded in the period ended December 31, 2003. We utilized market valuation techniques to calculate the fair value of the SGS business unit.

Space Media

Operating loss before charges for our SMI business unit was ($0.1) million for fiscal year 2005, compared to ($0.1) million and ($0.3) million for fiscal years 2004 and 2003, respectively. Operating loss for 2005 included selling, general and administrative expense of $0.4 million and minimal depreciation and amortization expense as compared to selling, general and administrative expense of $0.3 million and $0.8 million and depreciation and amortization expense of minimal and $0.3 million for fiscal years 2004 and 2003, respectively. Please see “Results of Operations for the Years Ended June 30, 2005, 2004 and 2003 — Other” below for a consolidated discussion of selling, general and administrative expense and depreciation and amortization expense.

Other

Other operating loss was ($7.7) for fiscal year 2005, compared to ($10.2) million and ($18.2) million for fiscal years 2004 and 2003, respectively. The operating loss for fiscal year 2005 relates primarily to selling, general and administrative expenses and depreciation and amortization expenses which were incurred at the corporate level. The $10.2 million loss for fiscal year 2004 relates primarily to selling, general and administrative expenses and depreciation and amortization expenses which were incurred at the corporate level and an impairment charge of $1.8 million attributable to our write-down of our investment in Guignè. The $18.2 million loss for fiscal year 2003 includes a $8.2 million charge for asset impairments.

Consolidated selling, general and administrative expenses and research and development were $9.5 million in fiscal year 2005, compared to $11.1 million and $13.2 million in 2004 and 2003, respectively. The $1.6 million decrease from fiscal year 2005 to 2004 is principally the result of our ongoing cost reduction efforts and staffing reductions which resulted in a decrease in labor and related costs of $1.6 million in fiscal year 2005 as compared to fiscal year 2004. Research and development expenses were immaterial for fiscal year 2005 and 2004, although we expect these costs to increase in future periods. For fiscal year 2005 our expenses for bid and proposal costs were less than $0.1 million. In fiscal year 2004 we incurred bid and proposal costs of $0.2 million primarily relating to the Mission Integration Contract proposal. During fiscal year 2005 we recognized legal expense of approximately $1.0 million relating to our claims against NASA for loss of our RDM and response to Lloyd’s complaint regarding its payment of insurance proceeds on the accident.

The $2.1 million decrease in selling, general and administrative for fiscal year 2004 as compared to 2003 is principally the result of ongoing cost reduction efforts and staffing reductions. In addition, for the year ended June 30, 2004, we recorded a charge of approximately $0.3 million related to the closing of our Washington, D.C. office.

Consolidated depreciation and amortization expenses were $5.2 million in fiscal year 2005 compared to $5.4 million and $8.9 million in 2004 and 2003, respectively. The $0.2 million decrease in fiscal year 2005 as compared to 2004 is due to a portion of fixed assets reaching the end of their useful lives. The $3.5 million decrease in fiscal year 2004 compared to 2003 is primarily due to the write-off of the RDM lost in the Space Shuttle Columbia accident, offset by the increased depreciation on the completion of the new SPF at our Astrotech business unit’s Titusville, Florida facility.

Interest Expense. Interest expense totaled $5.7 million for fiscal year 2005, compared with $8.2 million and $7.2 million for 2004 and 2003, respectively. The $2.5 million decrease for fiscal year 2005 as compared to 2004 resulted from the refinancing of our Astrotech SPF in fiscal year 2004. The $1.0 million increase for 2004 as compared to 2003 resulted primarily from the termination of the interest rate swap upon restructuring our mortgage financing for our Astrotech SPF, partially offset by the lower interest payments on the lower mortgage amount after the restructuring.

Income Tax Provision (Benefit). For fiscal year 2005 we recorded an income tax benefit of ($0.1) million, applying our net operating loss carry forwards to the extent allowable. We recorded an income tax provision for fiscal year 2004 of $0.5 million, while we recorded an income tax benefit for fiscal year 2003 of ($0.9) million. As of June 30, 2005 we had approximately $19.4 million of available net operating loss carry forwards expiring between 2008 and 2023 to offset future regular taxable income.

Inflation. The effects of inflation and changing prices had no material effect on our revenue or income from continuing operations during the years ended June 30, 2005 and 2004.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Balance Sheet. Our total assets at June 30, 2005 were $102.0 million compared to total assets of $99.9 million at the end of fiscal year 2004. The following table sets forth the significant components of the balance sheet as of June 30, 2005, compared with 2004 (in thousands):

	2005	2004	Chg.
Assets:
Current assets	$25,896	$15,950	$9,946
Property and equipment (net)	73,647	79,600	(5,953)
Other assets (net)	2,408	4,375	(1,967)

Total	$101,951	$99,925

Liabilities and stockholders’ equity:
Current liabilities	$20,461	$22,301	$(1,840)
Long-term debt-less current portion	64,885	66,942	(2,057)
Other long-term liabilities	1,808	1,272	536
Stockholders’ equity	14,797	9,410	5,387

Total	$101,951	$99,925

Fiscal Year 2005 Compared to 2004. Current assets as of June 30, 2005 increased by $9.9 million as compared to June 30, 2004, primarily due to an increase in cash and accounts receivable. The increase in cash is primarily attributable to the $8.2 million cash received from NASA during fiscal year 2005 due to the loss of our RDM. Additionally, cash increased by $6.8 million due to the sale lease-backs of our SPACEHAB payload processing facility (“SPPF”) in Cape Canaveral, Florida and Headquarters facility in Webster, Texas. The increase in accounts receivable was primarily attributable to the increased volume of sales in SFS due to the return to flight activities associated with STS-114, STS-116, STS-118 and STS-121.

The decrease in net property and equipment of $6.0 million from June 30, 2004 to June 30, 2005 resulted primarily from the sale and subsequent lease-back of our SPPF in Florida and depreciation expense offset by fixed asset purchases. Fiscal year 2004 included $1.2 million for assets removed from the books upon closing of certain offices.

The decrease in other assets of $2.0 million from June 30, 2004 to June 30, 2005 resulted primarily from the removal of the land lease associated with the SPPF of $1.6 million and the reduction in other assets of $1.4 million, primarily due to the deferred mission costs for our project with JAXA. These reductions were offset by an increase in long-term receivable from the SPPF landlord of $0.7 million and an increase in deferred financing costs of approximately $0.3 million associated with the refinancing of our convertible subordinated notes.

Our current liabilities declined by $1.8 million from June 30, 2004 to June 30, 2005. The following summarizes significant items:

•	We had an outstanding balance of $1.4 million on our revolving credit facility at the end of fiscal year 2004 and no balance outstanding at June 30, 2005

•	Our accounts payable and accrued expenses increased from $12.6 million to $16.4 million due to the increased mission activities for the return to flight of the space shuttle fleet and the recording of $0.5 million for the Lloyd’s settlement

•	Our current portion of deferred revenue declined by $4.5 million due to the timing of the space shuttle related revenue recognized and the startup of the Japanese Experiment Thermal Incubator Service contract

•	Other liabilities increased by $0.3 million primarily due to recording a short-term gain on the sale of the SPPF and our Headquarters facilities that will be recognized over the term of the leases

Our long-term debt as of June 30, 2005 decreased by $2.0 million from the end of the prior fiscal year due primarily by the scheduled mortgage principal payments on our Astrotech facility.

Other long-term liabilities increased by $1.0 million at year end 2005 compared to 2004 primarily due to the recording of a long-term gain of $1.6 million due to the sale of our SPPF and Headquarters facilities that will be recognized over the term of the leases. This increase was off set by a decrease in long-term deferred revenue of $0.9 million, primarily from a contract with JAXA that was previously scheduled for a space shuttle mission, but due to the suspension of shuttle operations, we restructured the contract and placed the payload on a Russian Progress mission that flew in our fiscal year 2005 with on-going flight operations support to 2006.

Liquidity and Capital Resources

As of June 30, 2005 we had cash on hand of $8.3 million, including $1.0 million in restricted cash. Our $5.0 million revolving credit facility had no outstanding borrowings as of June 30, 2005. Our primary sources of liquidity in 2006 are our available resources and anticipated cash flow from operations. The principal uses of cash flow that affect our liquidity position include both operational expenditures and debt service payments. We are focused on increasing cash flow and on managing cash effectively through limiting cash investments in long-term assets. Our ability to maintain sufficient liquidity in the future will depend on a number of factors, including our ability to acquire future business, control our costs and manage capital expenditures, the return to flight of the space shuttle, and the continued activity in the commercial and governmental satellite launch industry.

We expect that our cash on hand and operating cash flows through fiscal year 2006 will be sufficient to satisfy our capital expenditures, debt maturities, interest expenses, and operating commitments. In February 2005 we entered into a new $5.0 million revolving credit facility, replacing our previous revolving credit facility that has a term of one year. This new revolving credit facility is secured by our accounts receivable and funds available under the facility are limited to 80% of eligible accounts receivable. The interest rate for the term loan is prime plus one percent. Under the credit facility, we are subject to various financial and other covenants, including a minimum tangible net worth covenant, a cash flow covenant, and a secured debt coverage covenant. As of June 30, 2005 there was $5.0 million available for borrowings under this credit facility and restricted cash of $0.4 million. We were required to maintain a restricted cash balance of $0.4 million as of June 30, 2005 because we did not satisfy the minimum tangible net worth covenant in our credit facility as of June 30, 2005.

Over the longer term we believe that the space shuttle return to flight and the President’s Vision for Space Exploration will lead to increased activity and related cash flows from operations for our SFS business unit. We expect additions to our contract with Lockheed Martin for ISS configuration hardware and contract additions in our spacecraft processing business, reflecting increased activity in the space exploration and commercial satellite industries. However, there can be no assurance that we will be able to win future contracts with NASA, other national space agencies, or commercial space enterprises, or to successfully exploit other business opportunities.

Cash Flows From Operating Activities. Cash provided by (used in) operations for the years ended June 30, 2005, 2004 and 2003 was ($7.2) million, $5.3 million and $2.1 million, respectively. The significant items affecting the differences in cash flows from operating activities in fiscal year 2005 as compared to fiscal year 2004, and fiscal year 2004 compared to fiscal year 2003 are discussed below:

Fiscal Year 2005 Compared to 2004. For the fiscal year 2005 compared to fiscal year 2004, the significant items affecting cash provided by operating activities were:

•	Net income for fiscal year 2005 was $5.0 million as compared to net income for fiscal year 2004 of $2.1 million. Included in net income for fiscal year 2005 is $7.7 million recognized as a net recovery of a previously reported non-recurring loss for the loss of our RDM.

•	For fiscal year 2004 we received $17.5 million due to the Boeing contract termination. In addition, we recorded a non-cash charge of $8.3 million for impairment of goodwill at our Astrotech and SGS business units. We recorded a non-cash valuation allowance charge of $1.8 million for our investment in Guigne. We also recorded a non-cash charge of approximately $0.6 million due to the loan repayment.

•	Depreciation and amortization for fiscal year 2005 was $0.4 million less compared to fiscal year 2004, primarily due to a portion of assets reaching the end of their useful lives offset by decreased depreciation expense due to the sale of our SPPF facility at Cape Canaveral, Florida.

•	Changes in assets for fiscal year 2005 used cash from operations of $7.9 million. This change is primarily due to an increase in accounts receivable of $9.0 million and an increase in prepaid expenses of $0.2 million, which were partially offset by a decrease in other assets of $1.3 million. The increase in accounts receivable is primarily due to increased billings on the Cargo Mission Contract due to contract billable milestones being delivered and increased project work on space shuttle related contract work. The decrease in other assets is primarily due to a decrease in deferred mission costs for the Japanese Experiment Thermal Incubator Service contract due to the launch of the first mission in July 2004 and the subsequent on-orbit operations. For fiscal year 2004 change in assets used cash from operations of $1.5 million primarily from an increase in accounts receivable of $1.1 million.

•

Changes in liabilities for fiscal year 2005 used cash from operations of $2.1 million. This change is due primarily to the decreases in accounts payable and accrued expenses of $1.8 million and the decrease in deferred revenue of $5.4 million. The decrease in deferred revenue is primarily due to the first launch for the Japanese Experiment Thermal Incubator Service contract during fiscal year 2005 and subsequent on-orbit operations. The decreases in accounts payable, accrued expenses, and deferred revenue was offset by an increase in accrued subcontract costs and other of $5.2 million which is due to increased shuttle related activities and the recording of the $0.5 million liability related to the Lloyd’s settlement. For fiscal year 2004 changes in liabilities used cash in operations of $11.8 million, primarily due to a decrease in accounts payable and accrued expenses of $4.6 million and a decrease in deferred revenue of approximately $8.9 million primarily due to revenue recognition for STS-116 and NASA’s planned dedicated research mission that was previously scheduled to follow STS-107. These decreases were partially offset by an increase in accrued subcontracting costs of $1.7 million.

Fiscal Year 2004 Compared to 2003. For the fiscal year 2004 compared to fiscal year 2003, the significant items affecting cash provided by operating activities were:

•	Net income for fiscal year 2004 was $2.1 million as compared to a net loss of recorded in the prior fiscal year of $81.8 million.

•	For fiscal year 2004 we received $17.5 million due to the Boeing contract termination. In addition, we recorded a non-cash charge of $8.3 million for impairment of goodwill at our Astrotech and SGS business units. We recorded a non-cash valuation allowance charge of $1.8 million for our investment in Guigne. We also recorded a non-cash charge of approximately $0.7 million due to the loan repayment.

•	Charges for depreciation and amortization in fiscal year 2004 was $3.5 million less than depreciation and amortization in fiscal year 2003 primarily resulting from the loss of our RDM in fiscal year 2003.

•	Changes in assets and liabilities for fiscal year 2004 consumed cash from operations of $13.3 million, primarily due to increases in accounts receivable and reductions in accounts payable as compared to use of $3.7 million in fiscal year 2003 where a decrease in accounts receivable of $7.0 million partially offset the reductions in accounts payable and accrued subcontracting costs. Deferred flight revenue decreased approximately $8.9 million in each fiscal year resulting from the closeout of the Research and Logistics Mission Support contract and the startup of the Japanese Experiment Thermal Incubator Service contract.

Cash Flows From Investing Activities. For the years ended June 30, 2005, 2004 and 2003, cash flows provided by investing activities were $17.7 million, $5.0 million and $3.0 million, respectively. The significant items affecting the differences in cash flows from investing activities in fiscal year 2005 compared to fiscal year 2004 and fiscal year 2004 compared to fiscal year 2003 are discussed below:

Fiscal Year 2005 Compared to 2004. For the fiscal year 2005 compared to fiscal year 2004, the significant items affecting cash provided by investing activities were:

•	There were property and equipment purchases of $3.4 million for fiscal 2005 as compared to $2.1 million for fiscal year 2004. For fiscal year 2005 cash flows from investing activities included the purchase of the Headquarters facility that was subsequently sold and leased back from the new landlord.

•	For fiscal year 2005 cash flows from investing activities were generated from the sale of short-term investments of $6.6 million as compared to sales of such short-term investments of $7.4 million for the fiscal year 2004.

•	For fiscal year 2005 cash flows from investing activities included $8.2 million received from NASA under the Research and Logistics Mission Support contract indemnification clause for the loss of our RDM.

•	For fiscal year 2005 cash flows from investing activities included $6.8 million from the sale of our SPPF and Headquarters facilities.

Fiscal Year 2004 Compared to 2003. For the fiscal year 2004 compared to fiscal year 2003, the significant items affecting cash flows in investing activities for 2004 were the sale of $7.4 million of short term investments offset by the use of $2.1 million cash flow for purchases of property and equipment, payments for building under construction and payments for flight assets under construction. The significant items affecting cash flows used in investing activities for 2003 were purchase of short term investments of $14.0 million and $2.1 million cash flow for purchases and payments, offsets with insurance proceeds of $17.7 million resulting from the loss of our RDM on the Space Shuttle Columbia.

Cash Flows From Financing Activities. For the years ended June 30, 2005, 2004 and 2003, cash flows used in financing activities were $3.7 million, $11.1 million and $6.5 million, respectively. The significant items affecting the differences in cash flows from financing activities in fiscal year 2005 compared to fiscal year 2004 and fiscal year 2004 compared to fiscal year 2003 are discussed below:

Fiscal Year 2005 Compared to 2004. For the fiscal year 2005 compared to fiscal year 2004, the significant items affecting cash used in financing activities were:

•	For fiscal year 2005 we had net repayments of $1.4 million in principal under the revolving credit facility as compared to net borrowings of $1.4 million for fiscal year 2004

•	For fiscal year 2005 we paid $1.9 million under various credit agreements as compared to $11.5 million for fiscal year 2004. This reduction is primarily due to the payment of $9.5 million on our mortgage loan due to the Boeing contract termination and the final module payment to Alenia of $2.0 million during fiscal year 2004

•	For fiscal year 2005 we had proceeds from the issuance of common stock upon the exercise of employee stock options of $0.1 million as compared to $0.3 million for fiscal year 2004

•	For fiscal year 2005 we had an increase of $0.5 million from the refinancing of our subordinate convertible notes

Fiscal Year 2004 Compared to 2003. For the fiscal year 2004 compared to fiscal year 2003, the significant items affecting cash used in financing activities were:

•	For fiscal year 2004 we had net borrowings of $1.4 million in principal under the revolving credit facility as compared to net repayments of $2.2 million for fiscal year 2003

•	For fiscal year 2004 we paid $11.5 million under various credit agreements as compared to $4.4 million for fiscal year 2003. This increase is primarily due to the payment of $9.5 million on our mortgage loan due to the Boeing contract termination and the final module payment to Alenia of $2.0 million during fiscal year 2004 as compared to $1.9 million in fiscal year 2003

•	For fiscal year 2004 we had proceeds from the issuance of common stock upon the exercise of employee stock options of $0.3 million as compared to $0.2 million for fiscal year 2003

Liquidity. Beginning in the third quarter of fiscal year 2001, we began a plan to improve our financial position and liquidity. This plan included restructuring and repayment of certain debt obligations. Development and construction of new assets is currently limited to those assets required to fulfill existing commitments under contract. We have no further on-going commitments to fund development or construction of any asset. We completed the planned restructuring of certain debt obligations and continue to focus on reducing our outstanding debt.

We continue to focus our efforts on improving our overall liquidity through identifying new business opportunities within the areas of our core competencies, reducing operating expenses, and limiting cash commitments for future capital investments and new asset development. On November 5, 2003 NASA notified us that we were not awarded the ISS Mission Integration Contract. Additionally, the Boeing team’s bid for the Cargo Mission Contract with NASA, of which our SGS business unit was a proposed subcontractor, was not selected for contract award. As a result of the loss of these contract awards, we made significant adjustments to our staffing and cost base structure during 2004. We reduced staffing by 67 employees in the quarter ended March 31, 2004 as a result of NASA’s award decisions. On October 1, 2003 we announced that we would close our corporate office in Washington, D.C. by March 31, 2004 and consolidate those operations into our headquarters in Houston, Texas. We took these actions as part of our continuing efforts to further reduce operating expenses and improve profitability. To offset a portion of our remaining lease commitment, we subleased our Washington, D.C. facility for the remaining lease period which is under lease through May 31, 2006. We have continued to restrict new capital investment and new asset development, limiting projects to those required to support current contracts and facility maintenance. Additionally, we continue to evaluate operating expenses in an effort to reduce or eliminate costs not required for us to operate effectively.

On April 28, 2005 we consummated the sale and simultaneous lease back of our Cape Canaveral, Florida payload processing facility. The sale resulted in net cash to us of approximately $3.8 million. We leased back the facility for an initial period of five years, with an option period of an additional five years. The annual rental for the first five years of this lease is approximately $0.45 million. On May 26, 2005 we consummated the sale and lease back of our corporate offices in Webster (Houston), Texas. The sale resulted in net cash to us of approximately $0.9 million. We leased back 100% of the facility for an initial period of ten years, with two five-year options. We also retained the adjacent 3.0 acres parcel for future development or sale. The annual rental for the first year of this lease is approximately $0.3 million and gradually increases through the tenth year of the lease to approximately $0.4 million.

Our cash on hand was approximately $8.3 million, including $1.0 million in restricted cash, as of June 30, 2005. We believe that we have sufficient liquidity, including cash and short-term investments, advances available under our revolving credit facility, and cash anticipated or expected to be generated from operations to fund ongoing operations beyond the remainder of this fiscal year. We also expect to utilize existing cash and cash anticipated from future operations to support strategies for new business initiatives and to reduce long-term debt.

Our contractual obligations as of June 30, 2005 are as follows (in thousands):

Contractual Obligations	At June 30, 2005	Fiscal Year 2006	Fiscal Year 2007	Fiscal Year 2008	Fiscal Year 2009	Fiscal Year 2010	Thereafter
Long-term Debt	$63,250	$—	$—	$63,250	$—	$—	$—
Mortgage Loan Payable	3,692	2,057	1,635	—	—	—	—
V.J.F. Russian Consultant Agreement	180	180	—	—	—	—	—
V.J.F. Russian Subcontract	1,003	603	400	—	—	—	—
Operating leases(1)	26,713	5,359	5,259	5,157	5,046	928	4,964
Lloyd’s Settlement(3)	500	500	—	—	—	—	—

Total Contractual Cash Obligations(2)	$95,338	$8,699	$7,294	$68,407	$5,046	$928	$4,964

(1)	For fiscal years 2006, 2007, 2008, and 2009 we expect to receive net payments of approximately $0.8 million, $0.6 million, $0.4 million and $0.1 million, respectively, for subleases. Additionally, we exercised a four year option on our leases with EADS.
(2)	Does not include commitment to Dayna Justiz for compensation that can be earned as a result of the agreement dated June 19, 2000. The agreement states that Dayna Justiz can earn up to $375,000 as additional compensation if she meets certain financial goals in the management of The Space Store. The yearly amount is equal to five percent of The Space Store’s “net after-tax operating income” during each fiscal year until such time an aggregate amount of $375,000 has been earned. At this time, we have recorded no liability for this obligation due to the uncertainty of the obligation being met.
(3)	Included in current liabilities though will not be paid until NASA settlement is reached.

On March 25, 2003 the Board of Directors authorized us to repurchase up to $1.0 million of our outstanding common stock at market prices. Any purchases under our stock repurchase program may be made from time to time, in the open market, through block trades or otherwise in accordance with applicable regulations of the SEC. As of June 30, 2005 we had repurchased 116,100 shares at a cost of $117,320 under the program. We will continue to evaluate the stock repurchase program and the funds authorized for the program.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2005.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to interest rates. Our only financial instrument that is subject to interest rate risk is our revolving loan payable that has interest at prime plus one percent. We do not currently use any interest rate swaps or derivative financial instruments to manage our exposure to fluctuations in interest rates. A one percent change in variable interest rates will not have a material impact on our financial condition.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SPACEHAB, Incorporated and Subsidiaries:

We have audited the accompanying consolidated balance sheets of SPACEHAB, Incorporated and subsidiaries (the “Company”) as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Houston, Texas

September 8, 2005

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

SPACEHAB, Incorporated and Subsidiaries:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows of SPACEHAB, Incorporated and subsidiaries (the “Company”) for the year ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of SPACEHAB, Incorporated and subsidiaries for the year ended June 30, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, Virginia

August 20, 2003

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$7,327	$506
Restricted cash	970	430
Short-term investments	—	5,037
Restricted short-term investments	—	1,604
Accounts receivable, net	16,906	7,878
Prepaid expenses and other current assets	693	495

Total current assets	25,896	15,950

Property and equipment
Flight assets	64,476	64,476
Module improvements in progress	1,527	913
Payload processing facilities	42,571	45,895
Furniture, fixtures, equipment and leasehold improvements	17,297	18,071

	125,871	129,355
Less accumulated depreciation and amortization	(52,224)	(49,755)

Property and equipment, net	73,647	79,600
Deferred financing costs, net	1,278	1,163
Other assets, net	1,130	3,212

Total assets	$101,951	99,925

Liabilities and Stockholders’ Equity
Current liabilities
Revolving loan payable	$—	$1,445
Mortgage loan payable, current portion	2,057	1,946
Accounts payable	2,219	2,424
Accounts payable- EADS	1,796	3,262
Accrued interest	1,088	1,108
Accrued expenses	3,717	3,600
Accrued subcontracting services	7,552	2,176
Deferred gains on sale of buildings	221	—
Deferred revenue, current portion	1,811	6,340

Total current liabilities	20,461	22,301

Accrued contract costs and other	221	372
Deferred gains on sale of buildings	1,587	—
Deferred revenue, net of current portion	—	900
Mortgage loan payable, net of current portion	1,635	3,692
Convertible subordinated notes payable	63,250	63,250

Total liabilities	87,154	90,515

Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value, convertible, authorized 2,500,000 shares, issued and outstanding 1,333,334 shares, (liquidation preference of $12,000)	11,892	11,892
Common stock, no par value, 30,000,000 shares authorized 12,781,279 and 12,688,062 shares issued, respectively	83,889	83,751
Treasury stock, 116,100 shares at cost	(117)	(117)
Additional paid-in capital	16	16
Accumulated deficit	(80,883)	(86,132)

Total stockholders’ equity	14,797	9,410

Total liabilities and stockholders’ equity	$101,951	$99,925

See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share data)

	Twelve Months Ended June 30,
	2005	2004	2003
Revenue	$59,401	$77,606	$94,963

Costs of revenue	47,158	45,678	78,791

Gross profit	12,243	31,928	16,172

Operating expenses
Selling, general and administrative	9,383	10,908	13,098
Research and development	77	223	118
Goodwill impairment	—	8,274	11,925
Asset impairment charge	—	1,800	16,143
Nonrecurring items, net loss (recovery) related to RDM	(7,744)	—	50,268

Total operating expenses	1,716	21,205	91,552

Income (loss) from operations	10,527	10,723	(75,380)

Interest expense	(5,716)	(8,237)	(7,243)
Interest and other income (expense), net	292	95	(9)

Income (loss) before income taxes	5,103	2,581	(82,632)

Income tax (expense) benefit	146	(506)	857

Net income (loss)	$5,249	$2,075	$(81,775)

Income (loss) per share
Net income (loss) per share – basic	$0.42	$0.17	$(6.66)
Shares used in computing net income (loss) per share – basic	12,613,491	12,450,320	12,285,467

Net income (loss) per share – diluted	$0.37	$0.15	$(6.66)
Shares used in computing net income (loss) per share – diluted	14,190,281	14,141,949	12,285,467

See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Treasury Stock	Add’l. Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount

Balance at June 30, 2002	1,333,334	$11,892	12,154,465	$83,204	$—	$16	$(1,010)	$(6,432)	$87,670

Common stock issued under employee stock purchase plan	—	—	230,314	152	—	—	—	—	152
Common stock issued under settlement	—	—	100,000	90	—	—	—	—	90
Treasury stock purchased, 109,800 shares	—	—	—	—	(111)	—	—	—	(111)
Accumulated other comprehensive loss	—	—	—	—	—	—	(936)	—	(936)
Net loss	—	—	—	—	—	—	—	(81,775)	(81,775)

Total comprehensive loss									(82,711)

Balance at June 30, 2003	1,333,334	$11,892	12,484,779	$83,446	$(111)	$16	$(1,946)	$(88,207)	$5,090

Common stock options exercised	—	—	133,246	225	—	—	—	—	225
Common stock issued under employee stock purchase plan	—	—	70,037	80	—	—	—	—	80
Treasury stock purchased, 6,300 shares	—	—	—	—	(6)	—	—	—	(6)
Accumulated other comprehensive income	—	—	—	—	—	—	1,946	—	1,946
Net income	—	—	—	—	—	—	—	2,075	2,075

Total comprehensive income									4,021

Balance at June 30, 2004	1,333,334	$11,892	12,688,062	$83,751	$(117)	$16	$—	$(86,132)	$9,410

Common stock options exercised	—	—	27,250	24	—	—	—	—	24
Common stock issued under employee stock purchase plan	—	—	65,967	114	—	—	—	—	114
Net income	—	—	—	—	—	—	—	5,249	5,249

Total comprehensive income									5,249

Balance at June 30, 2005	1,333,334	$11,892	12,781,279	$83,889	$(117)	$16	—	$(80,883)	$14,797

See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Twelve Months Ended June 30,
	2005	2004	2003
Cash flows from operating activities
Net income (loss)	$5,249	$2,075	$(81,775)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Nonrecurring item, net loss (recovery) related to RDM	(8,244)	—	50,268
Goodwill impairment	—	8,274	11,925
Impairment of investment in Guigne	—	1,800	16,143
Loss on interest rate swap	—	(613)	—
Depreciation and amortization, including deferred debt issuance	5,526	5,883	9,385
Write-off of debt placement fees	9	567	—
Loss on asset sales and write-offs	3	615	—
Recognition of deferred gain	(33)	—	—
Other	—	—	(146)
Changes in assets and liabilities:
(Increase in) decrease in accounts receivable	(9,028)	(1,098)	7,022
(Increase in) decrease in prepaid expenses and other current assets	(198)	(152)	120
(Increase) decrease in other assets	1,341	(272)	(21)
Decrease in deferred revenue	(5,429)	(8,864)	(8,861)
(Decrease) increase in accounts payable and accrued expenses and accounts payable-EADS	(1,554)	(4,596)	575
(Decrease) increase in accrued subcontracting services and other	4,876	1,654	(2,521)
Increase in long-term contracts costs and other liabilities	279	—	—

Net cash (used in) provided by operating activities	(7,153)	5,273	2,114

Cash flows from investing activities
Payments for flight assets under construction	—	(609)	(161)
Purchases of property, equipment and leasehold improvements	(3,429)	(1,481)	(1,297)
Proceeds received from sale of property and equipment	6,767	133	125
Proceeds from sales (purchases) of investments	6,641	7,406	(14,047)
Increase in restricted cash	(540)	(430)	—
Proceeds from insurance	—	—	17,667
Proceeds from contract indemnification	8,244	—	—
Proceeds from state grant	—	—	750

Net cash provided by investing activities	17,683	5,019	3,037

Cash flows from financing activities
Proceeds from issuance of common stock	138	305	151
Increase in deferred financing	(456)	—	—
Purchase of treasury stock	—	(6)	(111)
Net borrowings (repayments) under revolving loan payable	(1,445)	1,445	(2,150)
Repayment of mortgage loan	(1,946)	(9,494)	(2,039)
Repayment of interest rate swap	—	(1,333)	—
Payment of convertible notes payable to shareholder	—	(2,004)	(1,862)
Payment of note payable	—	—	(218)
Payment of minority interest	—	—	(315)

Net cash used in financing activities	(3,709)	(11,087)	(6,544)

Net change in cash and cash equivalents	6,821	(795)	(1,393)
Cash and cash equivalents at beginning of period	506	1,301	2,694

Cash and cash equivalents at end of period	$7,327	$506	$1,301

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of the Company and Operating Environment

SPACEHAB is a developer and operator of space flight hardware assets, a provider of manned and unmanned payload processing services, and an entrepreneurial force in space commerce applications.

A substantial portion of our revenue has been generated under contracts with NASA and our contracts are subject to periodic funding allocations by the agency. NASA’s funding is dependent on receiving annual appropriations from the U.S. Government. During the years ended June 30, 2005, 2004, and 2003 approximately 81%, 54%, and 77% of our revenues were generated under U.S. Government contracts, respectively.

The SFS business unit is continuing operations for U.S. space shuttle program, supporting three of the next five planned space shuttle missions through the use of our pressurized laboratory and logistics supply modules and cargo carriers, which significantly enhance the capabilities of the space shuttle fleet. We are in negotiations with Lockheed Martin to finalize contract provisions for these missions and for equitable adjustments for asset maintenance and contracted preparation activities during the periods effected by NASA’s launch schedule.

Our Astrotech subsidiary provides commercial spacecraft launch processing services and payload processing facilities in the U.S. These services are offered at the Astrotech facilities in Titusville, Florida and VAFB in California, and are provided on a fixed-price basis. Additionally, Astrotech supplies payload processing and facilities maintenance support services to Sea Launch Company, LLC for its Sea Launch program at the Home Port facilities in Long Beach, California.

Our SGS subsidiary manages projects in need of comprehensive engineering solutions and provides unique capabilities such as specialty engineering, hardware design and development, and configuration and data management. SGS also designs and fabricates space flight hardware. We continuously review and seek new business opportunities with NASA, either through current contract expansion or teaming with other aerospace companies on new contract bid initiatives.

A wholly-owned subsidiary of SPACEHAB, SMI is a provider for the space enthusiast. Formed in April 2000, this business unit has access to myriad engineers, marketing and industry professionals, and aerospace subcontractors, all prepared to apply their knowledge and expertise to support various space-related needs. The retail business of SMI continues to maintain steady sales and is exploring new market opportunities.

We believe that NASA, as well as future space shuttle and ISS programs will continue to be funded and supported by the U.S. Government. While delays have occurred, we believe that it is highly unlikely that any decision to discontinue these programs would be made during the next twelve months. However, the Company is subject to risks and uncertainties. We continue to focus efforts on improving the overall liquidity of the Company through identifying new business opportunities within the areas of our core competencies, reducing operating expenses and limiting cash commitments for future capital investments and new asset development.

Our cash and short-term investments are approximately $8.3 million as of June 30, 2005, which include $1.0 million of restricted cash. We believe we have sufficient liquidity to fund ongoing operations for at least the next fiscal year and expect to utilize existing cash and proceeds from operations to support strategies for new business initiatives and reduce debt service requirements.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of SPACEHAB, Incorporated and its wholly-owned and majority-owned subsidiaries: Astrotech Space Operations, SPACEHAB Government Services, and Space Media. All significant intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are primarily made up of money market investments and overnight repurchase agreements recorded at cost, which approximate market value.

Restricted Cash

Restricted cash represents cash that is not readily available for general purpose cash needs. Restricted cash of $0.9 million at June 30, 2005 reflected amounts restricted due to loan covenant of $0.4 million and cash restricted for payment of mortgage loan payable of $0.5 million.

Investments

We account for investments in accordance with Statements of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company designated all of its investments as of June 30, 2004 to be available for sale and classified these as current based on their intent to use these securities in operations during fiscal year 2005.

Available-for-sale securities are recorded at fair value on the balance sheet, with the change in fair value during the period excluded from earnings and recorded as a component of other comprehensive income. As of June 30, 2004 the fair market value of these securities approximated cost. Maturities of the debt securities held by the Company ranged from April 13, 2005 to September 29, 2006. In February 2005 we sold all of our available for-sale securities.

For the years ended June 30, 2005, 2004, and 2003, interest income was immaterial. Interest income is recorded as a component of other income (expense).

Property and Equipment

Property and equipment are stated at cost. All furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets, which is generally five years. Our payload processing facilities are depreciated using the straight-line method over their estimated useful lives ranging from sixteen to forty-three years.

We have estimated the useful lives of our space flight assets, which is a component of property and equipment, through June 30, 2016, based on current available space-related programs and activities which management expects will extend through at least 2016.

Leasehold improvements are amortized over the shorter of the useful life of the building or the term of the lease. Repairs and maintenance are expensed when incurred.

Investments in Affiliates

We use the equity method of accounting for our investments in, and earnings of, investees in which we exert significant influence. In accordance with the equity method of accounting, the carrying amount of such an investment is initially recorded at cost and is increased to reflect our share of the investor’s income and is reduced to reflect the Company’s share of the investor’s losses. Investments in which the Company has less than 20% ownership and no significant influence are accounted for under the cost method and are carried at cost (see note 17).

Impairment of Long- Lived Assets

We account for long-lived assets in accordance with the provisions SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets (see note 20). Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, as all options have been granted at exercise prices equal to the fair market value as of the date of grant, no compensation cost has been recognized under these plans in the accompanying consolidated financial statements. Had compensation cost been determined consistent with SFAS No. 123, our net income (loss) and net income (loss) per common share would have been changed to the pro forma amounts indicated below (in thousands, except per share data).

	Year Ended June 30,
	2005	2004	2003
Net income (loss), as reported	$5,249	$2,075	$(81,775)
Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(227)	(296)	(573)

Pro forma net income (loss)	$5,022	$1,779	$(82,348)

Earnings (loss) per share:
Basic - as reported	$0.42	$0.17	$(6.66)
Diluted - as reported	$0.37	$0.15	$(6.66)

Basic - pro forma	$0.40	$0.14	$(6.70)
Diluted - pro forma	$0.35	$0.13	$(6.70)

The fair value of each option granted and each employee stock purchase right is estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants:

	2005	2004	2003
Expected Dividend Yield	0%	0%	0%
Expected Volatility	1.00	1.00	.50
Risk-Free Interest Rates	3.7%	3.84%	5.63%
Expected Option Life (in years)	7	7	7

The effects of compensation cost as determined under SFAS No. 123 on pro forma net income (loss) in years ended June 30, 2005, 2004, and 2003 may not be representative of the effects on net income (loss) in future periods.

Revenue Recognition

SPACEHAB recognizes revenue employing several generally accepted revenue recognition methodologies across its business segments. The methodology used is based on contract type and the manner in which products and services are provided. Revenue generated under existing SFS contracts and for all other contract awards for which the capability to successfully complete the contract can be reasonably assured and costs at completion can be reliably estimated at contract inception, is recognized under the percentage-of-completion method based on costs incurred over the period of the contract. Revenue provided by SGS is primarily derived from cost-plus award fee contracts, whereby revenue is recognized to the extent of reimbursable costs incurred plus award fee. Award fees which provide earnings based on our contract performance, as determined by NASA evaluations, are recorded when the amounts are probable and can be reasonably estimated. Changes in estimated costs to complete and provisions for contract losses and estimated amounts recognized as award fees are recognized in the period they become known. Revenue generated by Astrotech’s payload processing services is recognized ratably over the occupancy period of the satellite while in the Astrotech facilities. For the multi-year contract with Lockheed Martin, revenue is billed and recognized on a quarterly basis for costs incurred. SMI recognizes revenue as merchandise is sold to customers.

Deferred Revenue

Deferred revenue represents amounts collected from customers for projects, products, or services to be provided at a future date. Deferred revenue is shown on the balance sheet as either a short-term or long-term liability, depending on when the service or product is to be provided.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

We recognize income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes all common stock options and other common stock equivalents that potentially may be issued as a result of conversion privileges, including the convertible subordinated notes payable and convertible preferred stock. See note 10.

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

Derivatives

The Company accounts for derivatives pursuant to SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. We use cash flow hedges whereas changes in the fair value of derivative instruments are recognized periodically in shareholders’ equity (as a component of accumulated other comprehensive income (loss). As of June 30, 2005 and 2004 we have no derivative instruments.

New Accounting Pronouncement

On December 16, 2004 the FASB issued Statement No. 123(R), “Share-Based Payment,” which requires companies to record compensation expense for stock options issued to employees at an amount determined by the fair value of the options. SFAS No. 123(R) was initially effective for us in our second quarter of fiscal 2005. However, due to an SEC extension of the compliance date in April 2005, SFAS No. 123(R) will now be effective for us beginning July 1, 2005. As such, effective with our first fiscal quarter of fiscal 2006, SFAS

No. 123(R) will eliminate our ability to account for stock options using the method permitted under APB 25 and instead requires us to recognize compensation expense should we issue stock options to our employees or non-employee directors. We have evaluated the impact of adopting SFAS No. 123(R) on the consolidated financial statements and expect to record expense of approximately $0.2 million during the first quarter of fiscal year 2006.

(3)	Statements of Cash Flows – Supplemental Information

Cash paid for interest costs was approximately $5.4 million, $7.2 million, and $6.7 million for the years ended June 30, 2005, 2004, and 2003, respectively. In fiscal year 2004 we paid approximately $1.3 million to terminate our swap arrangement that related to our bank financing of our spacecraft processing facility expansion project in Titusville, Florida.

The Company paid income taxes of $0.4 million for year ended June 30, 2004 and no income taxes were paid for the years ended June 30, 2005 and 2003.

Depreciation and amortization in the statements of cash flows includes approximately $0.4 million, $0.5 million, and $0.5 million related to the amortization of deferred debt issuance costs in 2005, 2004, and 2003, respectively.

(4)	Accounts Receivable

At June 30, 2005 and 2004, accounts receivable consisted of the following (in thousands):

	2005	2004
U.S. government contracts:
Billed	$9,552	$5,450
Unbilled:
Indirect costs incurred and charged to cost-plus-fee contracts in excess of provisional billing rates	—	666
Revenues in excess of milestone and time-based billings	5,554	818

Total U.S. government contracts	15,106	6,934

Commercial contracts:
Billed	1,113	628
Unbilled	1,346	975
Allowances	(659)	(659)

Total commercial contracts	1,800	944

Total accounts receivable	$16,906	$7,878

The Company anticipates collecting all receivables within one year.

The accuracy and appropriateness of our direct and indirect costs and expenses under government contracts, and therefore our accounts receivable recorded pursuant to such contracts, are subject to extensive regulation and audit by the U.S. Defense Contract Audit Agency or by other appropriate agencies of the U.S. Government. Such agencies have the right to challenge our cost estimates or allocations with respect to any government contract. Additionally, a substantial portion of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies. In the opinion of management, any adjustments likely to result from inquiries or audits of its contracts would not have a material adverse impact on our financial condition or results of operations.

(5)	Long-term Debt

Revolving Loan Payable

On August 29, 2002 we entered into a $5.0 million line of credit with a financial institution. The term of this credit facility was through August 28, 2005. Covenants included a liquidity ratio and a limited pledge of $5.6 million of the Company’s investment account. The restriction on the investment balance was equal to 111%

of the borrowings on the line of credit. In June 2004 the credit agreement was amended again to remove the financial covenant on capital expenditures. Borrowing on this credit facility for the twelve months ended June 30, 2005 was at a weighted average interest rate of 4.8%. For fiscal year ended June 30, 2004 the weighted average interest rate was 5.94%. This credit facility was replaced with a new revolving credit facility from another financial institution on February 11, 2005.

On February 11, 2005 we entered into a revolving one-year credit facility with a bank providing for loans up to $5.0 million secured by the Company’s accounts receivable. The interest rate for the term loan is prime plus one percent (7.25% as of June 30, 2005). Funds available under the revolving credit facility are limited to 80% of eligible accounts receivable and we are subject to various financial and other covenants including a minimum tangible net worth covenant, a cash flow coverage covenant, and a secured debt coverage covenant. As of June 30, 2005 there have been no borrowings under this revolving credit facility, and we posted a restricted cash balance of $0.4 million in accordance with the financial covenants. Should the Company continue to incur reductions in tangible net worth, it would be required to post additional cash as collateral. As of June 30, 2005 there was $5.0 million available under this credit facility.

Mortgage Loan Payable

On August 30, 2001 our Astrotech subsidiary completed a $20.0 million financing of its SPF expansion project in Titusville, Florida with a financial institution. The proceeds of this financing were used to complete the construction of the facility and supporting infrastructure. The loan was collateralized primarily by the multi-year payload processing contracts with Boeing and Lockheed Martin and by the building. The net book value of the building as of June 30, 2005 was $22.4 million. Interest accrued on the outstanding principal balance is at a LIBOR-based rate, adjustable quarterly. The loan was scheduled to mature on January 15, 2011. The loan was converted from a construction loan to a term loan on December 31, 2001. Amortization of loan principal began on January 15, 2002 on a quarterly basis through the loan maturity date.

On October 1, 2003 Astrotech was notified by Boeing that it was exercising its termination rights with regards to its financial guarantees under the contract agreement with Astrotech for payload processing support services for the Delta launch vehicle program. Boeing indicated that the decision to terminate its guarantees for future Astrotech services was based on the downturn of the commercial expendable launch market rather than performance related considerations. Astrotech was in full compliance with the contract terms at the time of the termination. Under the contract provision related to termination of its financial guarantees, Boeing paid us $17.5 million representing consideration of future contract payments previously used to collateralize the obligation. On December 31, 2003 we repaid $9.5 million of principal on the debt.

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

The loan agreement was amended on January 29, 2004, whereby the maturity date was shortened to January 2007, the interest rate was fixed at 5.5%, and the hedge requirement was eliminated. For the fiscal year ended June 30, 2005, approximately $1.9 million of principal was repaid and the outstanding balance is $3.7 million as of June 30, 2005.

Convertible Subordinated Notes Payable

In October 1997 we completed a private placement offering for $63.3 million of aggregate principal of unsecured 8.0% Convertible Subordinated Notes due October 2007. Interest is payable semi-annually. The notes are convertible into the Common Stock of the Company at a rate of $13.625 per share. This offering provided us with net proceeds of approximately $59.9 million that were used for capital expenditures associated with the development and construction of space related assets and for other general corporate purposes.

The Company’s debt repayments are due as follows (in thousands):

	Balance
	6/30/2005	FY06	FY07	FY08
Mortgage Loan Payable	$3,692	$2,057	$1,635	$—
Convertible Subordinated Notes Payable	63,250	—	—	63,250

	$66,942	$2,057	$1,635	$63,250

(6)	Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of certain of the Company’s financial instruments as of June 30, 2005 and 2004 in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (in thousands):

	June 30, 2005		June 30, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loan payable under credit facility	$—	$—	$1,445	$1,445
Mortgage loan payable	3,692	3,692	5,638	5,638
Convertible subordinated notes payable	63,250	53,763	63,250	53,763

The fair value of our long-term debt is based on quoted market prices or is estimated based on the current rates offered to us for debt of similar remaining maturities and other terms. The carrying amounts of cash and cash equivalents, investments, accounts receivable, accounts payable and accrued expenses approximate their fair market value because of the relatively short duration of these instruments.

(7)	NASA Contracts

Research and Logistics Mission Support Contract

On December 21, 1997 we entered into the Research and Logistics Mission Support contract to provide to NASA its flight modules and related integration services. This contract provided NASA the use of the flight modules for both science and logistics missions. This contract was subsequently amended whereby the contract value was increased to $241.5 million and the number of missions was increased to nine. The final value of the Research and Logistics Mission Support contract is $214.3 million.

During the years ended June 30, 2004 and 2003, we recognized $24.9 million and $37.0 million of revenue, respectively, under this contract.

Cargo Mission Contract

In February 2004 and under NASA’s new consolidated ISS contracts structure, we began providing services to NASA (similar to the services provided under the Research and Logistics Mission Support contract) under subcontract to NASA’s Cargo Mission Contract contractor, Lockheed Martin. SFS is currently under contract with Lockheed Martin for unpressurized pallet and pressurized module services supporting STS-121 (ICC), and STS-116 and STS-118 (module and ICC). We have recently agreed to the formal contract with Lockheed Martin to provide the above services, subject to the agreed to terms and conditions. NASA has provided its consent to the contract.

External Stowage Platform Contract (“ESP2”)

SFS’s contract with the prime ISS contractor, Boeing, for the STS-114 mission carrying the deployable ICC, was not affected by the ISS contract consolidation restructure. STS-114 was the first mission flown by NASA following the Columbia tragedy and launched in July 2005.

Cargo Shipment Coordination Contract

Additionally, during the space shuttle stand-down period, SFS is providing cargo shipment coordination services to NASA for all U.S. cargo shipped to the ISS via the Russian Progress space vehicle. These services are provided under contract to Lockheed Martin, the Cargo Mission Contract contractor to NASA.

Flight Crew Systems Development Contract

In prior fiscal years, SGS primarily operated under the Flight Crew System Development contract which was a $399.1 million multi-task cost-plus award and incentive fee contract. The contract commenced in May 1993 and concluded in April 2003. Portions of the contract were under two different recompetitions and those portions were awarded to another bidder and transitioned to that successful bidder in April 2003 and November 2003. One of the original seven contract tasks remained under a new contract with SGS. That contract was the ISS Configuration Management contract that was completed on December 31, 2003. The configuration management task was consolidated within the PI&C contract of which ARES Corporation was the successful bidder. SGS is a major subcontractor to ARES providing configuration management and data integration services.

Astrotech’s NASA Contracts

During fiscal year 2004, Astrotech started direct spacecraft processing support for NASA. Astrotech has one mission under contract and is working with NASA on an Indefinite Delivery Indefinite Quantity format for future missions.

(8)	Stockholder Rights Plan

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

On July 13, 2005 SPACEHAB entered into an amendment to the Amended and Restated Rights Agreement, dated as of February 23, 2004 between the Company and American Stock Transfer & Trust Company, as rights agent, accelerating the expiration date of the Rights Agreement from April 9, 2009 to July 13, 2005. Pursuant to the Rights Agreement, rights to purchase shares of the Company’s Series A Junior Participating Preferred Stock, par value $.01 per share, were issued to all holders of the Company’s common stock, no par value per share. The amendment has the effect of terminating the Rights Agreement effective July 13, 2005.

(9)	Convertible Preferred Stock

On August 2, 1999 EADS (formerly Astrium GmbH), a related party and shareholder, purchased an additional $12.0 million equity interest in SPACEHAB representing 1,333,334 shares of Series B Senior Convertible Preferred Stock. Under the agreement, EADS purchased all of SPACEHAB’s 975,000 authorized and unissued shares of preferred stock. At the annual stockholders meeting held on October 14, 1999, the shareholders approved the proposal to increase the number of authorized shares of preferred stock to 2,500,000, in order to complete the transaction with EADS allowing them to purchase the additional 358,334 preferred shares. The preferred stock purchase increased EADS’s voting interest in SPACEHAB to approximately 11.5%. The Series B Senior Convertible Preferred Stock is: convertible at the holders’ option on the basis of one share of preferred stock for one share of Common Stock, entitled to vote on an “as converted” basis the equivalent number of shares of Common Stock, and has preference in liquidation, dissolution, or winding up of $9.00 per preferred share. No dividends are payable on the convertible preferred shares.

(10)	Common Stock Options and Stock Purchase Plans

As of June 30, 2005 2,464,469 shares of Common Stock were reserved for grants of stock options under the Company’s three stock option plans.

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

1997 Employee Stock Purchase Plan

We adopted an employee stock purchase plan that permits eligible employees to purchase shares of Common Stock of the Company at prices no less than 85% of the current market price. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 10% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole and fractional shares of Common Stock determined by dividing the contribution account’s balance by the lesser of 85% of the price of a share of Common Stock on the first day of the quarter or the last day of a quarter. The number of shares of Common Stock that may be purchased under the plan is 1,500,000. Through June 30, 2005 employees have purchased 1,137,626 shares under the plan.

Space Media, Inc. Stock Option Plan

During the year ended June 30, 2000, Space Media, Inc., a majority owned subsidiary of the Company, adopted an option plan (“SMI Plan”) for employees, officers, directors and consultants of SMI. Under the terms of the SMI Plan, 1,500,000 shares have been reserved for future grants for which the number and price of the options granted is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. At June 30, 2005 and June 30, 2004, there were 388,750 options issued and outstanding under the SMI Plan at a weighted average exercise price of $1.00. The options vest equally over a four-year period and have a life of 10 years. There were 274,063 options exercisable as of June 30, 2005 and June 30, 2004 with a weighted-average exercise price of $1.00 and a weighted-average remaining contractual life of five to six years, respectively.

Stock Option Activity Summary

The following table summarizes the Company’s stock option plans, excluding the SMI plan:

	Non-qualified Options		1994 Plan		Directors’ Plan
	Shares Outstanding	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Exercise Price
Outstanding at June 30, 2002	14,166	$10.68	1,899,232	$6.34	380,000	$6.96
Granted	—	—	436,000	0.76	30,000	0.93
Exercised	—	—	—	—	—	—
Forfeited	(10,000)	10.13	(607,107)	6.54	(10,000)	2.58

Outstanding at June 30, 2003	4,166	$12.00	1,728,125	$4.86	400,000	$6.62
Granted	—	—	312,000	1.07	30,000	0.99
Exercised	—	—	(88,246)	2.42	(45,000)	1.26
Forfeited	—	—	(219,548)	5.39	(55,000)	5.81

Outstanding at June 30, 2004	4,166	$12.00	1,732,331	$4.27	330,000	$6.68
Granted	—	—	249,000	2.41	70,000	1.85
Exercised	—	—	(27,250)	0.91	—	—
Forfeited	(4,166)	12.00	(403,841)	4.77	(135,000)	10.06

Outstanding at June 30, 2005	—	$—	1,550,240	$3.89	265,000	$3.20

Options exercisable at:
June 30, 2003	4,166	$12.00	1,026,840	$6.47	370,000	$7.08
June 30, 2004	4,166	12.00	1,112,582	5.84	300,000	7.25
June 30, 2005	—	—	1,031,740	5.04	210,000	3.50

Weighted-average fair value (pursuant to FAS 123) at date of grant during the fiscal year ended
June 30, 2003	—	$—	436,000	$0.36	30,000	$0.44
June 30, 2004	—	—	312,000	0.57	30,000	0.44
June 30, 2005	—	—	249,000	2.00	70,000	1.49

The following table summarizes information about the Company’s stock options outstanding at June 30, 2005:

Range of exercise prices	Options outstanding			Options exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.700 – 1.060	458,754	7.35	$0.902	192,254	$0.900
1.150 – 3.438	545,000	7.26	2.586	238,000	2.930
4.000 – 5.125	565,912	3.89	4.921	565,912	4.921
6.625 – 11.750	245,574	0.54	9.280	245,574	9.280

	1,815,240	5.32	$3.794	1,241,740	$4.779

(11)	Income Taxes

The Company accounts for taxes under SFAS No. 109, “Accounting for Income Taxes.” Under SFAS 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse.

The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

	Year Ended June 30,
	2005	2004	2003
Current:
Federal	$(176)	$455	$(857)
State and local	30	51	—

	(146)	506	(857)

Deferred:
Federal	—	—	—
State and local	—	—	—

Income tax expense (benefit)	$(146)	$506	$(857)

A reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory rate to the income (loss) before income taxes to the actual amount of income tax expense (benefit) recognized follows (in thousands):

	Year Ended June 30,
	2005	2004	2003
Expected expense (benefit)	$1,785	$878	$(28,095)
Change in valuation allowance	(4,838)	(3,278)	26,823
State income taxes	30	51	(2,832)
Other, primarily goodwill amortization	2,877	2,855	3,247

Total	$(146)	$506	$(857)

The Company’s deferred tax asset as of June 30, 2005 and 2004 consists of the following (in thousands):

	2005	2004
Deferred tax assets:
Net operating loss carry forwards	$6,594	$8,340
Research and experimentation credit carry forwards	1,356	2,020
Alternative minimum tax credit carry forwards	681	748
Accrued expenses	534	717
Capitalized start-up and organization costs	345	1,008
Deferred gain	615	—
Other	15	221

Total gross deferred tax assets	10,140	13,054

Less - valuation allowance	(5,430)	(10,268)

Net deferred tax assets	4,710	2,786

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	4,650	2,773
Other	60	13

Total gross deferred tax liabilities	4,710	2,786

Net deferred tax assets (liabilities)	$—	$—

At June 30, 2005 we had accumulated net operating loss carry forwards of approximately $19.4 million for Federal income tax purposes, which are available to offset future regular taxable income. These net operating loss carry forwards expire between the years 2008 and 2023. Utilization of these net operating losses may be subject to limitations in the event of significant changes in stock ownership of the Company.

Additionally, we have approximately $1.4 million of research and experimentation tax credit carry forwards and $0.7 million of alternative minimum tax credit carry forwards, respectively, available to offset future regular tax liabilities. The research and experimentation credits expire between the years 2006 and 2008.

In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2005 the Company provided a valuation allowance of approximately $5.4 million against its net deferred tax assets.

(12)	Net Income (Loss) Per Share

The following are reconciliations of the denominators of the basic and diluted net income (loss) per share computations for the years ended June 30, 2005, 2004, and 2003. There were no adjustments for the numerators.

	June 30,
	2005	2004	2003
Weighted average outstanding common shares – basic	12,613,491	12,450,320	12,285,467
Common stock equivalents	1,576,790	1,691,629	—

Weighted average outstanding common shares - diluted	14,190,281	14,141,949	12,285,467

For fiscal years 2005 and 2004, 1,306,486 and 1,382,743, respectively, of options and warrants to purchase shares of common stock were excluded for the computations of diluted net income because the impact of such options and warrants is anti dilutive. All options and warrants for fiscal year 2003 were excluded.

(13)	Employee Benefit Plan

We have a defined contribution retirement plan, which covers substantially all employees and officers. For the years ended June 30, 2005, 2004, and 2003, we have contributed the required match of $0.5 million, $0.6 million, and $1.0 million, respectively, to the plan. We have the right, but not an obligation, to make additional contributions to the plan in future years at the discretion of the Company’s Board of Directors. We have not made any such contributions for the years ended June 30, 2005, 2004, and 2003.

(14)	Commitments

Integration and Operations Contracts

On August 13, 1997 we initiated a letter agreement with Boeing, a major subcontractor for standard integration and operation services to the Company, for future missions that were not already provided for under our contract for missions to the Mir Space Station. In August 1998 this letter agreement became a cost plus incentive fee contract whereby Boeing provided integration and operations services required to successfully complete four research missions (one single module mission and three double module missions) and seven logistics double module missions. Additionally, there were several tasks that were separately priced to yield a contract value of up to $128.9 million. The contract was terminated in April 2004. As of June 30, 2005 $127.2 million has been incurred under this commitment. Minimal trailing termination costs and prior year rate adjustments are the only outstanding costs on this contract.

Consulting Agreements

On June 1, 2004 we entered into a consulting agreement with V.J.F. Russian Consulting LTD for:

•	Marketing and promotion of SPACEHAB capabilities and services to RSC Energia, The Russian Federation Space Agency, and other Russian entities involved in the exploration and development of space

•	Supporting and assisting us in the negotiation of service contracts and agreements between Russian entities

•	Providing technical expertise and services in support of SPACEHAB activities, under contracts with Russian entities

Total commitments under the consulting agreement over the next two years are $0.4 million. In fiscal year 2005 $0.2 million was paid under this agreement.

On June 27, 2005 we entered into an agreement with Daniel A. Bland, whereas Mr. Bland will provide consulting services to the Company. The initial term of the agreement began July 2, 2005 and ends July 1, 2006 with additional optional periods of six months each until terminated by either party by notifying the other party of such termination at least thirty days prior to the end of the initial term or any subsequent term. The Company shall pay Mr. Bland a retainer fee at the rate of $6,000 per month. In addition, in any month that Mr. Bland works over fifty hours in a month, he shall be paid at a rate of $125 per hour worked. Mr. Bland retired as Senior Vice President of our SPACEHAB Flight Services business unit as of June 30, 2005.

On August 11, 2005 we entered into an agreement with John B. Satrom pursuant to which Mr. Satrom will provide consulting services to the Company. The initial term of the agreement begins August 15, 2005 and ends December 31, 2005, with additional optional periods of six months each until terminated by either party by notifying the other party of such termination at least thirty days prior to the end of the initial term or any subsequent term. The Company shall pay Mr. Satrom a retainer fee at the rate of $5,000 per month. For any additional time spent over forty hours in a month, Mr. Satrom will be paid $125 per hour. Mr. Satrom resigned as Senior Vice President and General Manager of our Astrotech Space Operations business unit effective August 12, 2005.

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

Leases

The Company is obligated under noncancelable operating leases for equipment, office space, storage space, the land for a payload processing facility, and certain flight assets. Future minimum payments under these noncancelable operating leases are as follows (in thousands):

Year ending June 30,	Operating Leases
2006	$5,359
2007	5,259
2008	5,157
2009	5,046
2010	928
Thereafter	4,964

Subtotal	26,713

Less: payments due for sublease	(1,882)

Total	$24,831

Rent expense for the years ended June 30, 2005, 2004, and 2003 was approximately $4.8 million, $5.7 million, and $6.4 million, respectively, including lease expense for the ICC and VCC asset leases of $3.8 million in fiscal year 2005 and 2004, and $3.9 million in fiscal year 2003. For fiscal years 2006, 2007, 2008 and 2009, we expect to receive net payments of approximately $0.8 million, $0.6 million, $0.4 million, and $0.1 million respectively, for subleases.

(15)	Segment Information

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

On April 3, 2003 we changed the name of our Johnson Engineering Corporation subsidiary to SPACEHAB Government Services, Incorporated, to more appropriately reflect the subsidiary’s strategic direction of operating in the government business section. As part of the realignment of our operating units, the Strategic Programs operating unit, which was included in the Other segment, was moved into SGS in the fourth quarter of our fiscal year ending June 30, 2003. The Other segment represents corporate selling, general and administrative expenses. Segment amounts have been restated based on the revised reporting structure.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (note 2). Information about the Company’s segments is as follows (in thousands):

Year ended June 30, 2005:	Revenue	Income (loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SFS	$42,144	$15,876	$27,329	$2,768
SGS	6,093	896	50	24
Astrotech	10,367	2,079	45,710	2,087
SMI	797	(75)
Other		(13,673)	558	334

	$59,401	$5,103	$73,647	$5,213

Year Ended June 30, 2004:	Revenue	Income (loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SFS	$38,384	$8,872	$32,188	$2,750
SGS	10,229	(5,387)	104	65
Astrotech	28,258	17,486	46,976	2,045
SMI	735	(74)	—	—
Other	—	(18,316)	332	571

	$77,606	$2,581	$79,600	$5,431

Year Ended June 30, 2003:	Revenue	Income (loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SFS	$46,757	($51,414)	$34,160	$5,501
SGS	34,742	(9,996)	262	745
Astrotech	12,410	4,533	48,372	1,892
SMI	1,054	(313)	—	332
Other	—	(25,442)	895	454

	$94,963	($82,632)	$83,689	$8,924

Foreign revenue for the years ended June 30, 2005, 2004, and 2003 was approximately $0.0 million, $2.8 million, and $9.5 million, respectively. The foreign revenue was mainly generated in China and Japan. Domestic revenue for the years ended June 30, 2005, 2004, and 2003 was approximately $59.4 million, $74.8 million, and $85.4 million, respectively.

(16)	Investment in Guignè

During June 1998 we entered into a joint venture agreement with Guignè Technologies Limited (“GTL”), a Canadian Company, for the purpose of developing, fabricating, marketing and selling of Space-DRUMS services, a containerless processing facility intended to be deployed on the ISS. In accordance with the joint venture agreement, the Company contributed, in exchange for a 50% interest in the joint venture, an aggregate of $2.0 million of working capital through December 1999. Our contributions were made in the form of an unsecured non-interest bearing note.

The joint venture agreement contained an option whereby we could exchange our interest in the joint venture and the $2.0 million note for a common equity interest in Guignè Inc. (“GI”), the ultimate parent of GTL. In December 1999 we notified GI of our intention to exercise the option, which resulted in us obtaining a 15% common equity interest in GI. We account for this investment in GI under the cost method. During the quarter ended December 31, 1999, at the time of our exercise of the option, we recognized a $0.2 million impairment against our investment in GI based on our estimate of the fair value of GI. During the quarter ended December 31, 2003, we recognized a $1.8 million impairment against our investment in GI due to Guignè experiencing an adverse financial event that, in the opinion of management, impairs the value of SPACEHAB’s investment.

(17)	Minority Investment in Consolidated Subsidiary

Pursuant to agreements entered into as of September 27, 2001, eScottVentures II, LLC (“ESV”), of Melbourne, Florida, purchased 5,914,826 newly issued shares of SMI’s Series A redeemable, convertible preferred stock for $750,000. On June 21, 2002 ESV filed Case Number 1:02CV01236 in the U.S. District Court for the District of Columbia against Space Media, Inc., SPACEHAB, Inc., Shelley A. Harrison, and Julia A. Pulzone (collectively, “Defendants”). This suit, relating to ESV’s investment in SMI, sought rescission of the stock purchase agreement and return of its $750,000 investment, plus unspecified expenses, consequential damages exemplary and punitive damages, prejudgment interest, and costs and disbursements, including attorney and expert fees. The Defendants and ESV settled the suit through mediation. A stipulation and order of dismissal was filed with the Court by the parties on January 22, 2003, following the payment of cash and issuance of restricted shares of SPACEHAB’s Common Stock to ESV. ESV is no longer a shareholder of SMI.

(18)	Goodwill Impairment

On November 5, 2003 NASA notified the Company that it was not awarded the ISS Mission Integration Contract for which a proposal was submitted. Additionally, the Boeing team’s bid for the Cargo Mission Contract with NASA, of which SGS was a proposed subcontractor, was not selected for contract award. As the result of these events, we performed a goodwill impairment test at SGS in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” The impairment test indicated an impairment of SGS’s remaining goodwill of approximately $5.7 million, which was recorded in the period ended December 31, 2003. We utilized market valuation techniques to calculate the fair value of SGS.

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

(19)	Loss of Research Double Module

The Company was under contract with NASA to support the STS-107 mission on its Columbia Orbiter. The mission utilized our RDM flight asset. On February 1, 2003, the RDM was lost in the tragic STS-107 accident. The RDM was partially covered by commercial insurance. The commercial insurance on the module was $17.7 million and the net book value was $67.9 million. We recorded a nonrecurring charge of approximately $50.3 million in the three months ended March 31, 2003 in the SFS business unit, and subsequently collected the $17.7 million during that same quarter.

In January 2004 we filed a formal proceeding with NASA seeking indemnification under the Company’s Research and Logistics Mission Support contract in the amount of $87.7 million for the value of the Company’s RDM and related equipment which was destroyed during the STS-107 Space Shuttle Columbia tragedy.

In October 2004 we received payment from NASA in the amount of $8.2 million which included $0.2 million of interest. NASA’s claims were that their liability was limited to $8.0 million under the Research and Logistics Mission Support contract (NAS9-97199), as specifically identified in clause H.11 – titled “Contingent Property Liability”.

This $8.2 million indemnification payment and interest payment was accordingly recorded as a “Recovery of nonrecurring charge” in the September 30, 2004 financials, resulting in a change in cash flows from operating activities.

The Company has subsequently filed a second claim on November 8, 2004 seeking to further mitigate their losses in the amount of $79.7 million representing the initial claim of $87.7 million less the $8.0 million received in October 2004. As of today’s date, no further payments have been received nor have any claims been resolved.

In May 2005 we recorded a $0.5 million charge as a nonrecurring item, net loss (recovery) related to the loss of the Research Double Module in the Profit and Loss Statement and a “Current Liability” in the June 30, 2005 financial statements, as this amount represents our minimum liability to Lloyd’s in our efforts to settle the recovery of proceeds through our claims with NASA. On May 12, 2005 we and Lloyd’s agreed to jointly pursue recovery against NASA, with us in full control of the appeals process. Lloyd’s will participate in any recovery, both pursuant to our administrative claim and our tort claim against NASA, net of legal costs, in accordance with a pre-agreed schedule under which our liability to Lloyd’s ranges from a minimum of $0.5 million if we do not recover any additional amounts to approximately $17.7 million if we recover over $70.0 million from NASA. Also, in accordance with the agreement, Lloyd’s dismissed its complaint against us with prejudice. We recorded a charge in our fourth quarter financial statements of $0.5 million pending a final resolution of our actions against NASA. At this time there has been no outflow of cash to be reflected in the Statement of Cash Flows, however, when payment is made it will be classified as a change in cash flows from investing activities.

(20)	Asset Impairments

The Company conducted an impairment test of certain assets within its SFS business segment in accordance with SFAS No. 144. We recorded a non-cash impairment charge of $0.4 million to write down these assets in the fourth quarter of fiscal year 2004. The impairment was due to our closing the Huntsville, Alabama location where our subcontractor, Boeing, was housed.

We conducted an impairment test of work-in-process flight assets in accordance with SFAS No. 144 during fiscal year 2003. We recorded a non-cash impairment charge of $16.1 million to write down certain assets under development, primarily Enterprise and the SPACEHAB Universal Communications System, in the SFS segment, that are no longer being funded due to uncertainties in human space flight programs during the three months ended June 30, 2003. We utilized projected undiscounted cash flows to conclude the assets were impaired and calculated the fair value based on the net present value of projected cash flows.

(21)	Closing of the Washington, D.C. Office

On October 1, 2003 the Company announced that it would be closing its corporate office in Washington, D.C. by December 31, 2003 and would consolidate those operations into its headquarters in Webster, Texas. We took these actions as part of our continuing efforts to further reduce operating expenses and improve profitability. We have entered into a sublease of the Washington, D.C. facility, which is under lease through May 31, 2006, for the remainder of the lease term. The Company has recorded a charge in the amount of $0.3 million for severance and facilities costs as required under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as of December 31, 2003. All amounts were subsequently paid by June 30, 2004 and there were no significant adjustments to the original accrual.

(22)	Related Party Transactions

The Company engaged in certain transactions with directors, executive officers, shareholders, and certain former officers during fiscal years 2005, 2004, and 2003. Following is a description of these transactions:

Orbital Sciences Corporation

The Company provides spacecraft processing services and other space-related services to Orbital Science Corporation (“Orbital”), an entity providing commercial satellite launch and related aerospace services. Mr. James R. Thompson, a director of the Company, is President and Chief Operating Officer of Orbital. During the years ended June 30, 2005, 2004 and 2003 respectively, Orbital provided revenues to the Company of approximately $0.0 million, $0.7 million, and $0.1 million, respectively.

EADS Space Transportation

The Company issued subordinated notes for a portion of the amount due to Alenia, a subsidiary of EADS Space Transportation, a shareholder, under a previously completed construction contract for our flight modules. Dr. Graul is the Executive Vice President for EADS Space Transportation. Under the subordinated notes, Alenia had the right to elect to convert, in whole or part, the remaining principal amount into equity, on terms and conditions to be agreed with the Company.

On November 15, 2001 we entered into an agreement with Alenia to restructure the terms of our $11.9 million debt. The terms of the restructuring provided for a $3.0 million payment of principal and interest on December 31, 2001 and quarterly amortization of the remaining principal beginning March 2002 through December 2003. In addition, the interest rate was reduced to 8.0% effective January 1, 2002. The obligation was collateralized by one of the Company’s flight assets. We paid interest of approximately $0.1 million and $0.2 million during the years ended June 30, 2004 and 2003 respectively. We paid the shareholder subordinated notes in full and received a release of the lien as of December 31, 2003.

EADS provides unpressurized payload and integration efforts to SPACEHAB on a fixed price basis in addition to providing engineering services as required. For the years ended June 30, 2005, 2004 and 2003, EADS’s payload and integration services included in cost of revenue was approximately $15.3 million, $6.8 million, and $8.5 million, respectively.

V.J.F. Russian Consulting

On January 30, 2004 we entered into a subcontract agreement with V.J.F. Russian Consulting. The president of V.J.F. Russian Consulting, Vladimir Fishel, is a former Vice President of SPACEHAB was receiving severance payments from the Company and working on a part-time employment arrangement for other consulting activities. The services being provided under the subcontract agreement (valued at $2.6 million) is in support of a contract that SPACEHAB has with the Mitsubishi Corporation in support of the JAXA. The amount paid for fiscal year 2005 was $1.0 million.

On June 1, 2004 the Company entered into a consulting agreement with V.J.F. Russian Consulting for:

•	Marketing and promotion of SPACEHAB capabilities and services to RSC Energia, The Russian Federation Space Agency, and other Russian entities involved in the exploration and development of space

•	Supporting and assisting us in the negotiation of service contracts and agreements between Russian entities

•	Providing technical expertise and services in support of SPACEHAB activities, under contracts with Russian entities

Total commitments under the consulting agreement are $0.4 million. Total payments for fiscal year 2005 were $0.2 million.

(23)	Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data (in thousands, except per share data):

	Three months ended
	September 30	December 31	March 31	June 30
Year ended June 30, 2005
Revenue	$13,033	$13,138	$14,272	$18,958
Income from operations	8,518	140	845	1,024
Net income (loss)	6,959	(1,249)	(541)	80
Net income (loss) per share – basic	0.55	(0.10)	(0.04)	0.01
Net income (loss) per share – diluted	(0.49)	(0.10)	(0.04)	0.01

Year ended June 30, 2004
Revenue	$18,850	$32,816	$14,800	$11,140
Income (loss) from operations	2,391	6,507	2,433	(608)
Net income (loss)	666	3,468	267	(2,326)
Net income (loss) per share – basic	0.05	0.28	0.02	(0.19)
Net income (loss) per share – diluted	0.05	0.25	0.02	(0.19)

(24)	Sale Lease-back Transactions

On May 26, 2005 SPACEHAB purchased and entered into a sale lease-back of the Company’s 90,000 square-foot administrative facility in Webster, Texas. We purchased the building and the adjacent three acres of land from American National Insurance Corporation for the value of $2.0 million. We then sold the building excluding the three acres of adjacent undeveloped land to R&H Investments and Irving Levine Investments for $3.25 million. The sale resulted in net cash to us of approximately $0.9 million. We will lease back 100% of the facility for an initial period of ten years, with two five-year options. The annual rent for the first year of this lease is $0.3 million and gradually increases through the tenth year of the lease to approximately $0.4 million. We will retain the adjacent 3.0 acres parcel for future development or sale.

On May 2, 2005 SPACEHAB entered into a sale lease-back of the Company’s 58,000 square-foot processing facility in Cape Canaveral, Florida in a transaction with Tamir Silvers LLC valued at $4.8 million. The sale resulted in net cash to us of approximately $3.8 million. We will lease back 100% of the facility for an initial period of five years, with an option period of an additional five years. The annual rent for the first five years of this lease is approximately $0.45 million.

These two sale lease-backs were recorded according to SFAS No. 13, “Accounting for Leases.” This statement requires gains recognized on sale lease-backs to be recorded over the term of the leases. Therefore, the gain of $0.5 million on the sale lease-back of the SPPF will be recognized over the five year lease term. The gain of $1.4 million on the sale lease-back of the Headquarters building in Webster, Texas will be recognized over the ten year lease term.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with the independent auditors on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report, and, based on the evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Set forth below are the names and positions of our executive officers and key employees as of September 2, 2005, together with their ages and years of service with us.

Name	Age	Position(s)	With Company Since
Michael E. Kearney	61	President, Chief Executive Officer and Director	1994

Michael E. Bain	49	Senior Vice President and Chief Operating Officer	1996

Brian K. Harrington	59	Senior Vice President, Chief Financial Officer, Secretary and Treasurer	2004

E. Michael Chewning	58	Senior Vice President, SPACEHAB Flight Services	1997

Nicholas G. Morgan	42	Vice President and Controller	1996

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

Michael E. Bain

Mr. Bain serves as SPACEHAB’s Chief Operating Officer, assuming the role in April 2005. Since joining SPACEHAB in 1996, Mr. Bain served as program manager for the SPACEHAB’s Commercial Middeck Augmentation Module Contract, Station Phase One Contract, and External Payload Carrier Services programs. Prior to joining SPACEHAB, Mr. Bain headed staff and technology development for systems engineering, computer systems, and software engineering disciplines at McDonnell Douglas in Houston. He also served in the U.S. Navy where he completed four division officer tours in a broad range of assignments.

Brian K. Harrington

Mr. Harrington joined SPACEHAB in January 2004 and serves at the Company’s Senior Vice President, Finance and Chief Financial Officer. Prior to joining the Company, he held similar positions at the publicly-traded Kirby Corporation and as a financial consultant and manager. His corporate and consulting experience includes acquisitions, bank financings, public and private placement debt, public equity transactions, divestures, and recapitalizations. A Certified Public Accountant, Mr. Harrington began his career in the U.S. Army, First Armored Division, where he served as Deputy Division Finance Officer during the Vietnam conflict.

E. Michael Chewning

Mr. Chewning assumed the role of Senior Vice President, SPACEHAB Flight Services in April 2005. Prior to his promotion, Mike served as the Vice President, Carrier Development and Operations and Vice President, Program Manager for the Research and Logistics Mission Support contract. Joining SPACEHAB in 1997 as Director of SPACEHAB’s Huntsville, Alabama office, he came with exceptional experience in the aerospace arena including an 18-year career with McDonnell Douglas, primarily at the Huntsville, Alabama division.

Nicholas G. Morgan

Mr. Morgan holds the title of Vice President, Accounting and was appointed Controller of SPACEHAB in March 2004. A Certified Public Accountant, he has served as Assistant Controller of the Company from April 2001 through March 2004 and as Assistant Controller of Johnson Engineering, Inc. from February 1996 until the acquisition by SPACEHAB in July 1998. Mr. Morgan began his career with Loral Aerospace Corporation in San Jose, California; he held several positions in the accounting and finance area from 1990 to 1992. He transferred to Loral Space Information Systems, Houston, Texas in 1992 as a Job Cost Analyst until he joined Johnson Engineering in 1996.

The information required by this item will be contained in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 11. Executive Compensation.

The information required by Item 403 of Regulation S-K concerning the security ownership of certain beneficial owners and management will be contained in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item will be contained in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 13. Certain Relationships and Related Transactions.

The information required by this item will be contained in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of the report:

1.	Financial Statements.

The following consolidated financial statements of SPACEHAB, Incorporated and its wholly-owned and majority-owned subsidiaries and related notes, are set forth herein as indicated below.

2.	Financial Statement Schedules.

Consolidated financial statements Schedule II Valuation and Qualifying Accounts filed herewith as Exhibit 99.1.

3.	Exhibits.

Exhibit No.		Description of Exhibit
(2)		Articles of Incorporation and Bylaws

	2.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

	2.2	Bylaws of the Registrant (incorporated by reference to the Registrant’s registration statement on Form S-1, File No. 33- 97812, and all amendments thereto, filed with the Securities and Exchange Commission on October 5, 1995)

(4)		Instruments Defining the Rights of Security Holders, including Indentures

	4.1	Designation of Rights, Terms and Preferences of Series B Senior Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

	4.2	Preferred Stock Purchase Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 2, 1999 (incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999)

	4.3	Registration Rights Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 5, 1999 (incorporated by reference to Exhibit 4.3 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999)

	4.4	Indenture dated as of October 15, 1997 between the Registrant and First Union National Bank, as Trustee, relating to the Registrant’s 8% Convertible Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-43221) filed with the Securities and Exchange Commission on December 24, 1997)

(10)		Material Contracts

	10.1	Amended and Restated Representation Agreement, dated August 15, 1995, by and between the Registrant and Mitsubishi Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

	10.2	Amended and Restated Representation Agreement—Revision I, dated January 13, 2004, by and between the Registrant and Mitsubishi Corporation (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

	10.3	Letter Agreement dated August 15, 1995, by and between the Registrant and Mitsubishi Corporation (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-97812) filed with the Securities and Exchange Commission on October 5, 1995)

	10.4	SPACEHAB, Incorporated 1995 Directors’ Stock Option Plan as amended and restated effective October 21, 1997 (incorporated by reference to Exhibit B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 12, 1997)

	10.5	Office Building Lease Agreement, dated October 6, 1993, between Astrotech and the Secretary of the Air Force (Lease number SPCVAN – 2-94-001) (incorporated by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed with the Securities and Exchange Commission on September 12, 1997)

10.6	SPACEHAB, Incorporated 1994 Stock Incentive Plan as amended and restated effective October 14, 1999 (incorporated by reference to Exhibit 10.90 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission on September 17, 1999)

10.7	Agreement, dated September 30, 2004, between the Registrant and Dr. Shelley A. Harrison (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.8	Lease for property at 300 D Street, SW, Suite #814, Washington, DC, dated as of December 16, 1998, by and between the Registrant and The Washington Design Center, LLC (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.9	Sublease Agreement, dated as of July, 2002, between the Registrant and The Boeing Company (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.10	SPACEHAB, Incorporated 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit C of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 12, 1997)

10.11	Agreement between Astrotech Space Operations, Inc. and McDonnell Douglas Corporation, dated January 7, 2000 (incorporated by reference to Exhibit 10.103 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 12, 2000)

10.12	Agreement between Astrotech Space Operations, Inc. and Lockheed Martin Commercial Launch Services, Inc., dated January 24, 2000 (incorporated by reference to Exhibit 10.104 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 12, 2000)

10.13	Credit agreement dated as of August 30, 2001 by and between Astrotech Florida Holdings, Inc. and SouthTrust Bank (incorporated by reference to Exhibit 10.114 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed with the Securities and Exchange Commission on November 8, 2001)

10.14	Employment and Non-Interference Agreement, dated as of April 1, 2003, between the Registrant and Michael E. Kearney (incorporated by reference to Exhibit 10.119 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003)

10.15	First amendment to the Credit Agreement dated as of August 30, 2001 by and between Astrotech Florida Holdings, Inc. and SouthTrust Bank (incorporated by reference to Exhibit 10.122 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 filed with the Securities and Exchange Commission on February 13, 2004)

10.16	Employment and Non-Interference Agreement, dated as of January 9, 2004, between the Registrant and Brian K. Harrington (incorporated by reference to Exhibit 10.123 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 12, 2004)

10.17	50 Year Lease, dated as of February 1, 1991, between the Registrant and Canaveral Port Authority (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.18	Commercial Contract, dated as of March 3, 2005, between the Registrant and Tamir Silvers, LLC (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.19	Lease Agreement, dated as of February 18, 2005, between the Registrant and R & H Investments, a California partnership (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.20	Fixed Price Subcontract 889208 for Wideband Gapfiller Satellite Program Launch Site Payload Processing Facilities and Services, dated as of January 18, 2005, between Boeing Satellite Systems, Inc. and Astrotech Space Operations, Inc. (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.21	Purchase Order 3H03105, dated as of July 14, 2003, between the Registrant and The Boeing Company (incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.22	Loan Agreement, dated as of February 11, 2005, between the Registrant and First American Bank, SSB (incorporated by reference to Exhibit 10.125 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 filed with the Securities and Exchange Commission on February 14, 2005)

10.23	Letter Contract No. GF80726B11, dated as of February 18, 2004, between the Registrant and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.23 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.24	ISS Program Integration and Control Contract, between SPACEHAB Government Services, Inc. and ARES Corporation (incorporated by reference to Exhibit 10.24 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.25	Contract No. SHI-SFS-03001 for Thermal Conditioning Service for Granada Crystallzation Facilities, dated as of December 18, 2003, between the Registrant and V.J.F. Russian Consulting, Ltd. (incorporated by reference to Exhibit 10.25 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.26	Consulting Agreement No. 2004-006- SHI-SFS, dated as of June 1, 2004, between the Registrant and V.J.F. Russian Consulting, Ltd. (incorporated by reference to Exhibit 10.26 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.27	Asset Purchase Agreement, dated as of December 19, 2000, between the Registrant and Astrium GmbH. (incorporated by reference to Exhibit 10.27 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.28	Amendment No. 1 to Asset Purchase Agreement, dated as of December 19, 2000, between the Registrant and Astrium GmbH, dated July 3, 2001 (incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.29	Lease Agreement, dated as of February 28, 2001, between the Registrant and Astrium GmbH (incorporated by reference to Exhibit 10.29 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.30	Binding Term Sheet, dated as of December 19, 2001, between the Registrant and Astrium GmbH, amending the Lease Agreement, dated as of February 28, 2001, between the Registrant and Astrium GmbH (incorporated by reference to Exhibit 10.30 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.31	Lease Agreement, dated as of July 3, 2001, between the Registrant and Astrium GmbH (incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.32	Agreement No. 48801 for Provision of Payload Processing Facilities and Support in Conjunction with Commercial Atlas Launches, between Astrotech Space Operations, Inc. and Lockheed Martin Commercial Launch Services, Inc. (incorporated by reference to Exhibit 10.32 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.33	Contract No. NNK04LA75C, dated as of July 2, 2004, between Astrotech Space Operations, Inc. and John F. Kennedy Space Center, NASA (incorporated by reference to Exhibit 10.33 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.34	Agreement and Statement of Work, dated as of April 25, 1996 and as amended by Amendment No. 3 as of December 6, 2002, between Astrotech Space Operations, Inc. and Sea Launch Company, L.L.C. (incorporated by reference to Exhibit 10.34 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.35	Employment and Non-Interference Agreement, dated as of May 12, 2005, between the Registrant and Michael E. Bain (incorporated by reference to Exhibit 10.35 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.36	Employment and Non-Interference Agreement, dated as of May 12, 2005, between the Registrant and E. Michael Chewning (incorporated by reference to Exhibit 10.36 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.37	Settlement Agreement and Mutual Release of All Claims, dated as of May 25, 2005, among the Registrant and Lloyd’s of London, Goshawk Syndicate No. 102, Euclidian Syndicate No. 1243, Ascot Underwriting Ltd. Syndicate No. 1414, and R.J. Kiln Syndicate No. 510 (incorporated by reference to Exhibit 10.37 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.38	Sublease Agreement, dated as of May 14, 2004, between the Registrant and Paragon Personnel, Inc. (incorporated by reference to Exhibit 10.38 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.39	Lease No. SPCVAN-2-94-0001, between the Secretary of the Airforce and Astrotech Space Operations, L.P. (incorporated by reference to Exhibit 10.39 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.40	Strategic Collaboration Agreement, dated as of August 5, 1999, between the Registrant and DaimlerChrysler Aerospace AG (incorporated by reference to Exhibit 10.40 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

	10.41	Guaranty Agreement, dated as of August 30, 2001, between the Registrant and Southtrust Bank (incorporated by reference to Exhibit 10.41 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

	10.42	Guaranty Agreement, dated as of August 30, 2001, between Astrotech Space Operations, Inc. and Southtrust Bank (incorporated by reference to Exhibit 10.42 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

	10.43	Stock Pledge and Security Agreement, dated as of August 30, 2001, between the Registrant and Southtrust Bank (incorporated by reference to Exhibit 10.43 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

	10.44	Stock Pledge and Security Agreement, dated as of August 30, 2001, between Astrotech Space Operations, Inc. and Southtrust Bank (incorporated by reference to Exhibit 10.44 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

	10.45	Assignment of CLIN 1 Rights, dated as of August 30, 2001, between Astrotech Space Operations, Inc. and Southtrust Bank (incorporated by reference to Exhibit 10.45 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

	10.46	Termination Agreement, dated as of June 1, 2004, between the Registrant and Vladimir J. Fishel (incorporated by reference to Exhibit 10.46 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

	10.47	Memorandum of Understanding, dated as of June 8, 2005, between the Registrant and SMH Capital Advisors, Inc. (incorporated by reference to Exhibit 10.47 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

	10.48	Space Media, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.48 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

(16)		Letter Regarding Change in Certifying Accountant

	16.1	Letter from Ernst & Young LLP regarding change in certifying accountant, dated May 18, 2004 (incorporated by reference to Exhibit 16 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2004)

(21)		SPACEHAB, Incorporated and Subsidiaries – Subsidiaries of the Registrant

(23)		Consents of Experts and Counsel

	23.1	Consent of Grant Thornton LLP

	23.2	Consent of Ernst & Young LLP

(31)		Rule 13a-14(a) Certifications

	31.1	Certification of Michael E. Kearney, the Company’s President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, file herewith

	31.2	Certification of Brian K. Harrington, the Company’s Senior Vice-President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, file herewith

(32)		Section 1350 Certifications

	32.1	Certification of Michael E. Kearny, the Company’s President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, file herewith

	32.2	Certification of Brian K. Harrington, the Company’s Senior Vice-President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, file herewith

	99.1	Schedule II – Valuation and Qualifying Accounts, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPACEHAB, Incorporated
	By:	/s/ Michael E. Kearney
Michael E. Kearney
President and Chief Executive Officer and Director
Date: September 15, 2005
	By:	/s/ Brian K. Harrington
Brian K. Harrington
Senior Vice President and Chief Financial Officer
Date: September 15, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

/s/ Richard Bodman	Director	September 15, 2005
Richard Bodman

/s/ Dr. Edward E. David, Jr.	Director	September 15, 2005
Dr. Edward E. David, Jr.

/s/ Richard Fairbanks	Director	September 15, 2005
Richard Fairbanks

/s/ Dr. Stefan-Fritz Graul	Director	September 15, 2005
Dr. Stefan-Fritz Graul

/s/ Brian K. Harrington Brian K. Harrington	Senior Vice President and Chief Financial Officer	September 15, 2005

/s/ Dr. Shelley A. Harrison	Director	September 15, 2005
Dr. Shelley A. Harrison

/s/ Michael E. Kearney Michael E. Kearney	President and Chief Executive Officer and Director	September 15, 2005

/s/ Roscoe M. Moore, III	Director	September 15, 2005
Roscoe M. Moore, III

/s/ Nicholas G. Morgan Nicholas G. Morgan	Chief Accounting Officer Vice President and Controller	September 15, 2005

/s/ Thomas B. Pickens, III	Director	September 15, 2005
Thomas B. Pickens, III

/s/ James R. Thompson	Director	September 15, 2005
James R. Thompson

/s/ Barry A. Williamson	Director	September 15, 2005
Barry A. Williamson