Form 10-K/A
period 2005-06-30
SPACEHAB INC \WA\
filed 2005-10-05
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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
Stockholders to be held December 1, 2005.

EXPLANATORY NOTE

Spacehab Inc. is amending their Fiscal Year 2005 Form 10-K as a result of a correction to a previously reported “Decrease to Accounts Payable” in the Statement of Cash Flows in the amount of $1,554,000 which should actually be reported as a decrease in the amount of $1,504,000. There is no change in cash used in operating activities as disclosed in the initial filing. Additionally, we are making other adjustments to the document as referenced under the “Liquidity and Capital Resources” section of the company’s MD&A section. Reference the following pages for the updated information as filed. The Company has also revised the date of the Annual Meeting of Stockholders to December 1, 2005 as referenced above.

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

Risks Related to Our Business

In 2005 our SFS business unit derived over 88% of its revenues, which represented approximately 63% of our fiscal year 2005 consolidated revenues, from the use of our modules and integrated cargo carriers by the space shuttle fleet, which could be retired by 2010.

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

On February 1, 2003 we lost our RDM in the Columbia tragedy. We sought indemnification from NASA in the amount of $87.7 million for the value of this module and related equipment that was destroyed. We received insurance proceeds of $17.7 million and $8.0 million in indemnification from NASA in connection with the loss of this module. We have filed an appeal of NASA’s decision to deny our claim for indemnification in excess of $8.0 million with the Armed Services Board of Contract Appeals and a tort claim against NASA seeking damages of $79.7 million for the loss of the RDM. In pursuing our appeal and tort claims, we will be required to expend material amounts on legal fees, but may not recover any additional amounts from NASA. Lloyd’s, our insurer, is entitled to participate in a recovery against NASA, if any, net of legal costs, in an amount up to $17.7 million.

Since we do not intend to build any more modules, if our single module is lost, our net income from operations associated with space shuttle missions would be materially reduced and our insurance coverages may not be adequate.

Our second module is designed to convert our single module into a double module configuration. It can only be used in connection with our remaining single module. If our single module is lost as a result of another shuttle accident, we will not have any modules available for future shuttle missions. If we only lost our single module, we could not recover insurance proceeds for the second module, which is not usable without the single module. Although our modules are insured for replacement value if they are lost, we currently do not intend to build any additional modules due to the potential retirement of the space shuttle fleet in 2010 and the inability of our modules to be used on other spacecraft. As a result, the loss of one or both of our modules would materially reduce the amount of income we could potentially generate from the remaining shuttle missions. In addition, the loss of another space shuttle could result in the termination of the shuttle program earlier than is currently expected. In the event of another catastrophic space tragedy in which our modules or carriers cause damage to third parties, our liability may exceed the limits of our liability coverage. The loss of one or both of our modules will materially reduce our net income from operations associated with shuttle missions and will have a material adverse affect on our financial condition and results of operations.

Since we are dependent on NASA as a customer, if the products and services we are currently developing for use by NASA’s successor to the space shuttle program are not used, our financial condition and results of operations will be materially adversely affected.

Approximately 81% of our fiscal 2005 revenue was generated from ten contracts supporting NASA. We anticipate that revenue from NASA-related projects will continue to account for a material amount of our revenue in the future. There are no assurances, however, that NASA will require our module or integrated cargo carrier services in the future. We currently anticipate that NASA will not use our modules as much as they have in the past. Even if NASA continues to use our modules and ICCs to the same extent that it did prior to the suspension of shuttle flights following the Columbia disaster, these products will become obsolete when the space shuttle is retired. See “—In 2005, our Flight Services business unit derived over 88% of its revenues, which represented approximately 63% of our fiscal year 2005 consolidated revenues, from the use of our modules and integrated cargo carriers by the space shuttle fleet, which could be retired by 2010.” Our failure to execute new contracts supporting NASA for use of our modules and carriers could have a material adverse effect on our financial condition and results of operations.

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

Fiscal Year 2005 Compared to 2004. For the fiscal year 2005 compared to fiscal year 2004, the significant items affecting cash provided by operating activities were:

•	Net income for fiscal year 2005 was $5.2 million as compared to net income for fiscal year 2004 of $2.1 million. Included in net income for fiscal year 2005 is $7.7 million recognized as a net recovery of a previously reported non-recurring loss for the loss of our RDM.

•	For fiscal year 2004 we received $17.5 million due to the Boeing contract termination. In addition, we recorded a non-cash charge of $8.3 million for impairment of goodwill at our Astrotech and SGS business units. We recorded a non-cash valuation allowance charge of $1.8 million for our investment in Guigne. We also recorded a non-cash charge of approximately $0.6 million due to the loan repayment.

•	Depreciation and amortization for fiscal year 2005 was $0.4 million less compared to fiscal year 2004, primarily due to a portion of assets reaching the end of their useful lives offset by decreased depreciation expense due to the sale of our SPPF facility at Cape Canaveral, Florida.

•	Changes in assets for fiscal year 2005 used cash from operations of $7.9 million. This change is primarily due to an increase in accounts receivable of $9.0 million and an increase in prepaid expenses of $0.2 million, which were partially offset by a decrease in other assets of $1.3 million. The increase in accounts receivable is primarily due to increased billings on the Cargo Mission Contract due to contract billable milestones being delivered and increased project work on space shuttle related contract work. The decrease in other assets is primarily due to a decrease in deferred mission costs for the Japanese Experiment Thermal Incubator Service contract due to the launch of the first mission in July 2004 and the subsequent on-orbit operations. For fiscal year 2004 change in assets used cash from operations of $1.5 million primarily from an increase in accounts receivable of $1.1 million.

•	Changes in liabilities for fiscal year 2005 used cash from operations of $1.8 million. This change is due primarily to the decreases in accounts payable and accrued expenses of $1.5 million which include the recording of the $0.5 million liability related to the Lloyd’s settlement and the decrease in deferred revenue of

$5.4 million. The decrease in deferred revenue is primarily due to the first launch for the Japanese Experiment Thermal Incubator Service contract during fiscal year 2005 and subsequent on-orbit operations. The decreases in accounts payable, accrued expenses, and deferred revenue was offset by an increase in accrued subcontract costs and other of $5.1 million which is due to increased shuttle related activities. For fiscal year 2004 changes in liabilities used cash in operations of $11.8 million, primarily due to a decrease in accounts payable and accrued expenses of $4.6 million and a decrease in deferred revenue of approximately $8.9 million primarily due to revenue recognition for STS-116 and NASA’s planned dedicated research mission that was previously scheduled to follow STS-107. These decreases were partially offset by an increase in accrued subcontracting costs of $1.7 million.

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

/s/ Ernst & Young LLP

McLean, Virginia

August 20, 2003

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Twelve Months Ended June 30,
	2005	2004	2003
Cash flows from operating activities
Net income (loss)	$5,249	$2,075	$(81,775)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Nonrecurring item, net loss (recovery) related to RDM	(8,244)	—	50,268
Goodwill impairment	—	8,274	11,925
Impairment of investment in Guigne	—	1,800	16,143
Loss on interest rate swap	—	(613)	—
Depreciation and amortization, including deferred debt issuance	5,526	5,883	9,385
Write-off of debt placement fees	9	567	—
Loss on asset sales and write-offs	3	615	—
Recognition of deferred gain	(33)	—	—
Other	—	—	(146)
Changes in assets and liabilities:
(Increase in) decrease in accounts receivable	(9,028)	(1,098)	7,022
(Increase in) decrease in prepaid expenses and other current assets	(198)	(152)	120
(Increase) decrease in other assets	1,341	(272)	(21)
Decrease in deferred revenue	(5,429)	(8,864)	(8,861)
(Decrease) increase in accounts payable and accrued expenses and accounts payable-EADS	(1,504)	(4,596)	575
(Decrease) increase in accrued subcontracting services and other	4,876	1,654	(2,521)
Increase in long-term contracts costs and other liabilities	279	—	—

Net cash (used in) provided by operating activities	(7,153)	5,273	2,114

Cash flows from investing activities
Payments for flight assets under construction	—	(609)	(161)
Purchases of property, equipment and leasehold improvements	(3,429)	(1,481)	(1,297)
Proceeds received from sale of property and equipment	6,767	133	125
Proceeds from sales (purchases) of investments	6,641	7,406	(14,047)
Increase in restricted cash	(540)	(430)	—
Proceeds from insurance	—	—	17,667
Proceeds from contract indemnification	8,244	—	—
Proceeds from state grant	—	—	750

Net cash provided by investing activities	17,683	5,019	3,037

Cash flows from financing activities
Proceeds from issuance of common stock	138	305	151
Increase in deferred financing	(456)	—	—
Purchase of treasury stock	—	(6)	(111)
Net borrowings (repayments) under revolving loan payable	(1,445)	1,445	(2,150)
Repayment of mortgage loan	(1,946)	(9,494)	(2,039)
Repayment of interest rate swap	—	(1,333)	—
Payment of convertible notes payable to shareholder	—	(2,004)	(1,862)
Payment of note payable	—	—	(218)
Payment of minority interest	—	—	(315)

Net cash used in financing activities	(3,709)	(11,087)	(6,544)

Net change in cash and cash equivalents	6,821	(795)	(1,393)
Cash and cash equivalents at beginning of period	506	1,301	2,694

Cash and cash equivalents at end of period	$7,327	$506	$1,301

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

We have estimated the useful lives of our space flight assets, which is a component of property and equipment, through June 30, 2016, based on current available space-related programs and activities which management expects will extend through 2016. The shuttle retirement could occur at an earlier date, which would accelerate the depreciation recognized upon revision of the estimated useful life.

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

Exhibit No.		Description of Exhibit

(2)		Articles of Incorporation and Bylaws

	2.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

	2.2	Bylaws of the Registrant (incorporated by reference to the Registrant’s registration statement on Form S-1, File No. 33- 97812, and all amendments thereto, filed with the Securities and Exchange Commission on October 5, 1995)**

(4)		Instruments Defining the Rights of Security Holders, including Indentures

	4.1	Designation of Rights, Terms and Preferences of Series B Senior Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

	4.2	Preferred Stock Purchase Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 2, 1999 (incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999)**

	4.3	Registration Rights Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 5, 1999 (incorporated by reference to Exhibit 4.3 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999)**

	4.4	Indenture dated as of October 15, 1997 between the Registrant and First Union National Bank, as Trustee, relating to the Registrant’s 8% Convertible Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-43221) filed with the Securities and Exchange Commission on December 24, 1997)**

(10)		Material Contracts

	10.1	Amended and Restated Representation Agreement, dated August 15, 1995, by and between the Registrant and Mitsubishi Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

	10.2	Amended and Restated Representation Agreement—Revision I, dated January 13, 2004, by and between the Registrant and Mitsubishi Corporation (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

	10.3	Letter Agreement dated August 15, 1995, by and between the Registrant and Mitsubishi Corporation (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-97812) filed with the Securities and Exchange Commission on October 5, 1995)**

	10.4	SPACEHAB, Incorporated 1995 Directors’ Stock Option Plan as amended and restated effective October 21, 1997 (incorporated by reference to Exhibit B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 12, 1997)**

	10.5	Office Building Lease Agreement, dated October 6, 1993, between Astrotech and the Secretary of the Air Force (Lease number SPCVAN – 2-94-001) (incorporated by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed with the Securities and Exchange Commission on September 12, 1997)**

	10.6	SPACEHAB, Incorporated 1994 Stock Incentive Plan as amended and restated effective October 14, 1999 (incorporated by reference to Exhibit 10.90 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission on September 17, 1999)**

10.7	Agreement, dated September 30, 2004, between the Registrant and Dr. Shelley A. Harrison (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.8	Lease for property at 300 D Street, SW, Suite #814, Washington, DC, dated as of December 16, 1998, by and between the Registrant and The Washington Design Center, LLC (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.9	Sublease Agreement, dated as of July, 2002, between the Registrant and The Boeing Company (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.10	SPACEHAB, Incorporated 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit C of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 12, 1997)**

10.11	Agreement between Astrotech Space Operations, Inc. and McDonnell Douglas Corporation, dated January 7, 2000 (incorporated by reference to Exhibit 10.103 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 12, 2000)**

10.12	Agreement between Astrotech Space Operations, Inc. and Lockheed Martin Commercial Launch Services, Inc., dated January 24, 2000 (incorporated by reference to Exhibit 10.104 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 12, 2000)**

10.13	Credit agreement dated as of August 30, 2001 by and between Astrotech Florida Holdings, Inc. and SouthTrust Bank (incorporated by reference to Exhibit 10.114 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed with the Securities and Exchange Commission on November 8, 2001)**

10.14	Employment and Non-Interference Agreement, dated as of April 1, 2003, between the Registrant and Michael E. Kearney (incorporated by reference to Exhibit 10.119 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003)**

10.15	First amendment to the Credit Agreement dated as of August 30, 2001 by and between Astrotech Florida Holdings, Inc. and SouthTrust Bank (incorporated by reference to Exhibit 10.122 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 filed with the Securities and Exchange Commission on February 13, 2004)**

10.16	Employment and Non-Interference Agreement, dated as of January 9, 2004, between the Registrant and Brian K. Harrington (incorporated by reference to Exhibit 10.123 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 12, 2004)**

10.17	50 Year Lease, dated as of February 1, 1991, between the Registrant and Canaveral Port Authority (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.18	Commercial Contract, dated as of March 3, 2005, between the Registrant and Tamir Silvers, LLC (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.19	Lease Agreement, dated as of February 18, 2005, between the Registrant and R & H Investments, a California partnership (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.20	Fixed Price Subcontract 889208 for Wideband Gapfiller Satellite Program Launch Site Payload Processing Facilities and Services, dated as of January 18, 2005, between Boeing Satellite Systems, Inc. and Astrotech Space Operations, Inc. (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.21	Purchase Order 3H03105, dated as of July 14, 2003, between the Registrant and The Boeing Company (incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.22	Loan Agreement, dated as of February 11, 2005, between the Registrant and First American Bank, SSB (incorporated by reference to Exhibit 10.125 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 filed with the Securities and Exchange Commission on February 14, 2005)**

10.23	Letter Contract No. GF80726B11, dated as of February 18, 2004, between the Registrant and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.23 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.24	ISS Program Integration and Control Contract, between SPACEHAB Government Services, Inc. and ARES Corporation (incorporated by reference to Exhibit 10.24 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.25	Contract No. SHI-SFS-03001 for Thermal Conditioning Service for Granada Crystallization Facilities, dated as of December 18, 2003, between the Registrant and V.J.F. Russian Consulting, Ltd. (incorporated by reference to Exhibit 10.25 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.26	Consulting Agreement No. 2004-006- SHI-SFS, dated as of June 1, 2004, between the Registrant and V.J.F. Russian Consulting, Ltd. (incorporated by reference to Exhibit 10.26 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.27	Asset Purchase Agreement, dated as of December 19, 2000, between the Registrant and Astrium GmbH. (incorporated by reference to Exhibit 10.27 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.28	Amendment No. 1 to Asset Purchase Agreement, dated as of December 19, 2000, between the Registrant and Astrium GmbH, dated July 3, 2001 (incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.29	Lease Agreement, dated as of February 28, 2001, between the Registrant and Astrium GmbH (incorporated by reference to Exhibit 10.29 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.30	Binding Term Sheet, dated as of December 19, 2001, between the Registrant and Astrium GmbH, amending the Lease Agreement, dated as of February 28, 2001, between the Registrant and Astrium GmbH (incorporated by reference to Exhibit 10.30 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.31	Lease Agreement, dated as of July 3, 2001, between the Registrant and Astrium GmbH (incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.32	Agreement No. 48801 for Provision of Payload Processing Facilities and Support in Conjunction with Commercial Atlas Launches, between Astrotech Space Operations, Inc. and Lockheed Martin Commercial Launch Services, Inc. (incorporated by reference to Exhibit 10.32 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.33	Contract No. NNK04LA75C, dated as of July 2, 2004, between Astrotech Space Operations, Inc. and John F. Kennedy Space Center, NASA (incorporated by reference to Exhibit 10.33 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.34	Agreement and Statement of Work, dated as of April 25, 1996 and as amended by Amendment No. 3 as of December 6, 2002, between Astrotech Space Operations, Inc. and Sea Launch Company, L.L.C. (incorporated by reference to Exhibit 10.34 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.35	Employment and Non-Interference Agreement, dated as of May 12, 2005, between the Registrant and Michael E. Bain (incorporated by reference to Exhibit 10.35 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.36	Employment and Non-Interference Agreement, dated as of May 12, 2005, between the Registrant and E. Michael Chewning (incorporated by reference to Exhibit 10.36 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.37	Settlement Agreement and Mutual Release of All Claims, dated as of May 25, 2005, among the Registrant and Lloyd’s of London, Goshawk Syndicate No. 102, Euclidian Syndicate No. 1243, Ascot Underwriting Ltd. Syndicate No. 1414, and R.J. Kiln Syndicate No. 510 (incorporated by reference to Exhibit 10.37 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.38	Sublease Agreement, dated as of May 14, 2004, between the Registrant and Paragon Personnel, Inc. (incorporated by reference to Exhibit 10.38 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.39	Lease No. SPCVAN-2-94-0001, between the Secretary of the Airforce and Astrotech Space Operations, L.P. (incorporated by reference to Exhibit 10.39 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.40	Strategic Collaboration Agreement, dated as of August 5, 1999, between the Registrant and DaimlerChrysler Aerospace AG (incorporated by reference to Exhibit 10.40 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.41	Guaranty Agreement, dated as of August 30, 2001, between the Registrant and Southtrust Bank (incorporated by reference to Exhibit 10.41 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.42	Guaranty Agreement, dated as of August 30, 2001, between Astrotech Space Operations, Inc. and Southtrust Bank (incorporated by reference to Exhibit 10.42 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.43	Stock Pledge and Security Agreement, dated as of August 30, 2001, between the Registrant and Southtrust Bank (incorporated by reference to Exhibit 10.43 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

	10.44	Stock Pledge and Security Agreement, dated as of August 30, 2001, between Astrotech Space Operations, Inc. and Southtrust Bank (incorporated by reference to Exhibit 10.44 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

	10.45	Assignment of CLIN 1 Rights, dated as of August 30, 2001, between Astrotech Space Operations, Inc. and Southtrust Bank (incorporated by reference to Exhibit 10.45 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

	10.46	Termination Agreement, dated as of June 1, 2004, between the Registrant and Vladimir J. Fishel (incorporated by reference to Exhibit 10.46 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

	10.47	Memorandum of Understanding, dated as of June 8, 2005, between the Registrant and SMH Capital Advisors, Inc. (incorporated by reference to Exhibit 10.47 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

	10.48	Space Media, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.48 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

(16)		Letter Regarding Change in Certifying Accountant

	16.1	Letter from Ernst & Young LLP regarding change in certifying accountant, dated May 18, 2004 (incorporated by reference to Exhibit 16 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2004)**

(21)		SPACEHAB, Incorporated and Subsidiaries – Subsidiaries of the Registrant

(23)		Consents of Experts and Counsel

	23.1	Consent of Grant Thornton LLP

	23.2	Consent of Ernst & Young LLP

(31)		Rule 13a-14(a) Certifications

	31.1	Certification of Michael E. Kearney, the Company’s President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, file herewith**

	31.2	Certification of Brian K. Harrington, the Company’s Senior Vice-President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, file herewith**

(32)		Section 1350 Certifications

	32.1	Certification of Michael E. Kearny, the Company’s President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, file herewith**

	32.2	Certification of Brian K. Harrington, the Company’s Senior Vice-President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, file herewith**

	99.1	Schedule II—Valuation and Qualifying Accounts, filed herewith**

**	Previously Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPACEHAB, Incorporated

Date: October 5, 2005	By:	/s/ Michael E. Kearney
Michael E. Kearney
President and Chief Executive Officer
and Director

Date: October 5, 2005	By:	/s/ Brian K. Harrington
Brian K. Harrington
Senior Vice President and
Chief Financial Officer