Form 10-Q
period 2005-09-30
SPACEHAB INC \WA\
filed 2005-11-14
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                  to

Commission File No. 0-27206

SPACEHAB, Incorporated

(Exact name of registrant as specified in this charter)

Washington	91-1273737
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of November 7, 2005 there were 12,717,727 shares of the registrant’s common stock outstanding.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

MARCH 31, 2005 QUARTERLY REPORT ON FORM 10-Q

DEFINITIONS

As used in this Form 10-Q, the abbreviations and acronyms contained herein have the meanings set forth below. Additionally, the terms “SPACEHAB”, “the Company”, “we”, “us” and “our” refer to SPACEHAB, Incorporated and its subsidiaries, unless the context clearly indicates otherwise.

APB	Accounting Principles Board

ASO	Astrotech Space Operations

Astrotech	Astrotech Space Operations

ATV	Automated Transfer Vehicle

Boeing	The Boeing Company

CE&R	Concept Exploration and Refinement

CMC	Cargo Mission Contract

Common Stock	SPACEHAB common stock

EADS	EADS Space Transportation

EELV	Evolved Expendable Launch Vehicle

EPS	Earnings Per Share

ESP2	External Stowage Platform 2

ESP3	External Stowage Platform 3

FASB	Financial Accounting Standards Board

ICC	Integrated Cargo Carrier

IDIQ	Indefinite Delivery Indefinite Quantity

ISS	International Space Station

IVA Handrails	Intravehicular Activity Handrails

JAXA	Japan Aerospace Exploration Agency

JETIS	Japanese Experiment Thermal Incubator Service

Lloyd’s	Lloyd’s of London

Lockheed Martin	Lockheed Martin Corporation

NASA	National Aeronautics and Space Administration

ORU	Orbital Replacement Unit

PI&C	Program Integration and Control

RDM	Research Double Module

RSC-Energia	Rocket Space Corporation-Energia

SEC	Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards

SFS	SPACEHAB Flight Services

SGS	SPACEHAB Government Services

SMI	Space Media, Inc.

SPF	Spacecraft Processing Facility

PART 1: FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2005	June 30, 2005
	(unaudited)
ASSETS
Cash and cash equivalents	$4,355	$7,327
Restricted cash	2,542	970
Accounts receivable, net	15,898	16,906
Prepaid expenses and other current assets	701	693

Total current assets	23,496	25,896
Property and equipment, net of accumulated depreciation and amortization of $53,467 and $52,224, respectively	73,045	73,647
Deferred financing costs, net	1,695	1,278
Other assets, net	1,254	1,130

Total assets	$99,490	$101,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage loan payable, current portion	$2,085	$2,057
Accounts payable	1,575	2,219
Accounts payable-EADS	2,417	1,796
Accrued interest	2,349	1,088
Accrued expenses	2,410	3,717
Accrued subcontracting services	7,335	7,552
Deferred gains on sale of buildings	233	221
Deferred revenue	2,016	1,811

Total current liabilities	20,420	20,461
Accrued contract cost and other	177	221
Deferred gains on sale of buildings	1,526	1,587
Mortgage loan payable, net of current portion	1,103	1,635
Convertible subordinated notes payable	63,250	63,250

Total liabilities	86,476	87,154
Commitments and contingencies
Stockholders’ equity
Preferred Stock, no par value, convertible, 2,500,000 shares authorized, 1,333,334 shares issued and outstanding, (liquidation preference of $12,000)	11,892	11,892
Common stock, no par value, 30,000,000 shares authorized, 12,833,827 and 12,781,279 shares issued, respectively	83,938	83,889
Additional paid-in capital	16	16
Deferred stock-based compensation	86	—
Treasury stock, 116,100 shares, at cost	(117)	(117)
Accumulated deficit	(82,801)	(80,883)

Total stockholders’ equity	13,014	14,797

Total liabilities and stockholders’ equity	$99,490	$101,951

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share data)

	Three Months Ended September 30,
	2005	2004
Revenue	$11,985	$13,033
Costs of revenue	10,212	10,786

Gross profit	1,773	2,247

Operating expenses
Selling, general and administrative	2,280	1,966
Research and development	78	7
Recovery related to Research Double Module (“RDM”)	—	(8,244)

Total operating expenses	2,358	(6,271)

Income (loss) from operations	(585)	8,518
Interest expense	(1,408)	(1,458)
Interest and other income, net	109	41

Income (loss) before income taxes	(1,884)	7,101
Income tax expense	(32)	(142)

Net income (loss)	$(1,916)	$6,959

Income (loss) per share:
Net income (loss) per share – basic	$(0.15)	$0.55

Shares used in computing net income (loss) per share – basic	12,671,576	12,574,224

Net income (loss) per share – diluted	$(0.15)	$0.49

Shares used in computing net income (loss) per share – diluted	12,671,576	14,247,860

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$(1,916)	$6,959
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	86	—
Depreciation and amortization	1,345	1,365
Loss on asset sales and write-offs	—	3
Recognition of deferred gain	(50)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,008	(6,798)
Increase in prepaid expenses and other current assets	(8)	(153)
(Increase) decrease in other assets	(131)	1,088
Decrease in accounts payable, accounts payable-EADS, accrued interest, and accrued expenses	(69)	(1,930)
(Decrease) increase in accrued subcontracting services	(217)	771
(Decrease) increase in deferred revenue	205	(3,013)
Decrease in long-term accrued contract costs and other liabilities	(44)	(154)

Net cash provided by (used in) operating activities	211	(1,862)

Cash flows from investing activities
Purchases of property, equipment and leasehold improvements	(642)	(95)
Sale of short-term investments	—	964
Increase in restricted cash	(1,572)	(128)

Net cash provided by (used in) investing activities	(2,214)	741

Cash flows from financing activities
Borrowings under revolving loan payable, net	—	1,047
Payment of mortgage loan	(504)	(476)
Increase in deferred financing	(514)	—
Proceeds from issuance of common stock, net of expenses	49	44

Net cash provided by (used in) financing activities	(969)	615

Net change in cash and cash equivalents	(2,970)	(506)
Cash and cash equivalents at beginning of period	7,327	506

Cash and cash equivalents at end of period	$4,355	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Incorporated in 1984, SPACEHAB is the first company to commercially develop, own and operate pressurized space habitat modules which serve the international community in supporting both manned and unmanned missions to space. Today, SPACEHAB is the leading provider of access to space, supporting research and cargo needs of commercial and government users alike. SPACEHAB and its subsidiaries provide the following services:

•	Access to space through the use of research and logistics modules and carriers
•	Expertise on space architectures, habitability and occupational challenges of space
•	Facility operations and pre-launch spacecraft processing services
•	Engineering, analysis, and space payload transportation services
•	Program integration and control
•	Space equipment and product design and development
•	Space media, education, and retail goods

Through our SPACEHAB Flight Services (“SFS”) business unit, we own pressurized space habitat modules which are carried in the cargo bay of the space shuttle to provide capacity and workspace for cargo and research payloads, and unpressurized cargo carriers which also are carried in the cargo bay of the space shuttle providing unpressurized capacity for cargo payloads such as International Space Station spare and component parts. The need for our modules and integrated cargo carriers (“ICCs”) depends on the specific requirements of each space shuttle mission. When our equipment is deployed on a space shuttle mission we provide the mission integration and operations support required to successfully configure, load, operate and ultimately unload our modules and/or ICCs. We also solicit research payloads worldwide for space shuttle missions when space is available on our modules beyond the National Aeronautics and Space Administration’s (“NASA’s”) requirements and have provided similar research payload marketing for the Russian Progress spacecraft and the European automated transfer vehicle (“ATV”). Through September 30, 2005, SPACEHAB modules and ICCs have flown on 19 missions on the space shuttle, including 13 logistics missions (six to the International Space Station (“ISS”) and seven to the Russian space station Mir).

SPACEHAB provides commercial spacecraft processing facilities and services through its wholly-owned subsidiary, Astrotech Space Operations, Inc. (“Astrotech” or “ASO”). Astrotech is a commercial provider of ground processing services in the United States, supplying the facilities and services used in the launch preparation of spacecraft. We serve payload customers launching on a wide range of expendable launch vehicles including Atlas, Delta, Pegasus, Sea Launch, and Taurus, as well as secondary payloads flown on the space shuttle. In fiscal year 2002, we completed construction of a state-of-the-art processing facility in Titusville, Florida to process larger five-meter class satellites and payload fairings for the Evolved Expendable Launch Vehicle (“EELV”) programs. With more than 230 spacecraft processed, ASO diversifies SPACEHAB’s customer base and broadens our core competencies.

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

Space Media, Inc. (“SMI”), a majority-owned subsidiary intended to create proprietary space-themed content for education and commerce, provides the space enthusiast with a variety of services. These services range from outfitting a comprehensive space exhibit to providing astronaut appearances and product endorsements and includes an online retailing outlet, TheSpaceStore.com. This website and retail store, adjacent to NASA’s Johnson Space Center in Houston, offers nearly 1,200 products, including distinctive and personalized gifts, clothing, mission patches, and more.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, except as discussed elsewhere within, necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and its subsidiaries as of September 30, 2005, and the results of its operations and cash flows for the periods ended September 30, 2005 and 2004. However, the condensed consolidated financial statements are unaudited and do not include all related footnote disclosures.

The consolidated results of operations for the three month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year. Our results of operations typically fluctuate significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

The Company’s cash as of September 30, 2005 was approximately $6.9 million, of which $2.5 million is subject to certain restrictions. Management believes that we have sufficient liquidity, including cash, advances available under the Company’s revolving credit facility, and cash anticipated or expected to be generated from operations to fund ongoing operations. We also expect to utilize existing cash and cash anticipated from future operations for research and development activities, and for new business initiatives.

3. Earnings per Share

The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three month period ended September 30, 2005 and 2004 (in thousands, except share and per share data):

	Three months ended			Three months ended
	September 30, 2005			September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income (loss) available to common stockholders	$(1,916)	12,671,576	$(0.15)	$6,959	12,574,224	$0.55
Effect of dilutive securities:
Options and warrants, using the treasury stock method	—	—	—	—	340,302	—
Convertible preferred shares	—	—	—	—	1,333,334	—

Diluted EPS:
Income (loss) available to common stockholders	$(1,916)	12,671,576	$(0.15)	$6,959	14,247,860	$0.49

Convertible notes payable outstanding as of September 30, 2005, convertible into 4,642,202 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the three months ended September 30, 2005 and 2004, as the conversion price of the convertible notes payable per share was greater than the average market price of the common shares during the periods.

Options to purchase 1,672,059 shares of common stock outstanding at September 30, 2005 were not included in diluted EPS for the three months ended September 30, 2005 as they were anti-dilutive to the Company’s net loss. The options expire between November 20, 2005 and August 3, 2015.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase 1,191,697 shares of common stock, at prices ranging from $3.44 to $11.75 per share, were outstanding at September 30, 2004 but were not included in diluted EPS for the three months ended September 30, 2004 as the option prices were greater than the average market price of the common shares during the period. The options expire between October 21, 2004 and February 12, 2011.

4. Revenue Recognition

Our business units’ revenue is derived primarily from long-term contracts with the U.S. Government, U.S. Government contractors, and commercial customers. Revenue under these contracts is recognized using the methods described below. Estimating future costs and, therefore, revenues and profits is a process requiring management judgment. Management bases its estimate on historical experience and on various assumptions that are believed to be reasonable under the circumstances including the negotiation of an equitable adjustment on the Cargo Mission Contract (“CMC”) contract which was added to the contract as a pricing amendment due to the delay in the return to flight of the space shuttle. Costs to complete include, when appropriate, material, labor, subcontracting costs, lease costs, commissions, insurance and depreciation. Our business segment personnel perform periodic contract status and performance reviews. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period that the change in estimate occurs.

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

Support for STS-121, 116, and 118 continues under a subcontract with Lockheed Martin Corporation (“Lockheed Martin”), effective February 1, 2004. Revenues for the Lockheed Martin subcontract are being accounted for under the percentage-of-completion method based on costs incurred over the period of the agreement. In August 2005 NASA announced a target of May 2006 for the next space shuttle mission launch, STS-121. We expect the delay of this and other missions to have a marginal impact on our revenues and margins over the coming months as we continue the mission specific work and receive revenue for our asset maintenance fees.

5. Statements of Cash Flows—Supplemental Information

(a)	Cash paid for interest costs was $0.1 million and $0.1 million for the three months ended September 30, 2005 and 2004, respectively. We did not capitalize any interest costs during the three months ended September 30, 2005 or 2004.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)	We paid an immaterial amount of income taxes for the three months ended September 30, 2005 and paid $0.3 million for income taxes for the three months ended September 30, 2004.

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

On February 11, 2005 we entered into a revolving credit facility with a bank providing for loans up to $5.0 million secured by the Company’s accounts receivable. Funds available under the revolving credit facility are limited to 80% of eligible accounts receivable and the Company is subject to various financial and other covenants including a minimum tangible net worth covenant, a cash flow coverage covenant, and a secured debt coverage covenant. As of September 30, 2005 we amended this credit facility to modify the cash flow covenant so that the Company may secure advances with cash balances if the required cash flow ratio is not met. As of September 30, 2005 there have been no borrowings under this revolving credit facility, and we posted a restricted cash balance of $2.0 million in accordance with the financial covenants. As of September 30, 2005 there was $5.0 million available under this credit facility.

On August 30, 2001 our Astrotech subsidiary completed a $20.0 million financing of its Spacecraft Processing Facility (“SPF”) expansion project in Titusville, Florida (the “term loan”) with a financial institution. The proceeds of this financing were used to complete the construction of the SPF and supporting infrastructure. The term loan was collateralized primarily by the multi-year payload processing contracts with The Boeing Company (“Boeing”) and Lockheed Martin and by the building. The net book value of the building as of September 30, 2005 was $22.2 million. The term loan was scheduled to mature on January 15, 2011.

On October 1, 2003 Astrotech was notified by Boeing that it was exercising its termination rights with regards to its financial guarantees under the contract agreement with Astrotech for payload processing support services for the Delta launch vehicle program. Boeing indicated that the decision to terminate its guarantees for future Astrotech services was based on the downturn of the commercial expendable launch market rather than performance related considerations. We were in full compliance with the contract terms at the time of the termination. Under the contract provision related to termination of its financial guarantees, Boeing paid us $17.5 million in December 2003 representing consideration of future contract payments previously used to collateralize the obligation. The term loan agreement was amended on January 29, 2004, whereby the maturity date was shortened to January 2007, the interest rate was fixed at 5.5% and the hedge requirement was eliminated. In the quarter ending September 30, 2005 we repaid $0.5 million of principal on the term loan.

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

SPACEHAB, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended September 30, 2005 (in thousands):

	Revenue	Income (Loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SPACEHAB Flight Services	$8,497	$1,340	$26,871	$760
Astrotech	1,978	(131)	45,490	532
SPACEHAB Government Services	1,286	70	—	—
Space Media	224	2	—	—
Corporate	—	(3,165)	684	53

	$11,985	$(1,884)	$73,045	$1,345

Three Months Ended September 30, 2004 (in thousands):

	Revenue	Income (Loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SPACEHAB Flight Services	$9,642	$10,147	$31,505	$662
Astrotech	1,712	(231)	46,577	512
SPACEHAB Government Services	1,539	227	58	7
Space Media	140	(21)	—	—
Corporate	—	(3,021)	280	91

	$13,033	$7,101	$78,420	$1,272

8. Common Stock Options and Stock Purchase Plans

The Company grants options to employees and directors utilizing three shareholder-approved plans.

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

SPACEHAB, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1997 Employee Stock Purchase Plan

We adopted an employee stock purchase plan that permits eligible employees to purchase shares of Common Stock of the Company at prices no less than 85% of the current market price. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 10% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole and fractional shares of Common Stock determined by dividing the contribution account’s balance by the lesser of 85% of the price of a share of Common Stock on the first day of the quarter or the last day of a quarter. The number of shares of Common Stock that may be purchased under the plan is 1,500,000. Employees purchased an aggregate of 35,548 shares at an average price of $1.03 during the three-month period ended September 30, 2005. The options granted under this plan are considered compensatory for accounting and reporting purposes.

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

Statement of Financial Accounting Standard No. 123R

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the Financial Accounting Standards Board (“FASB”) in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock–Based Compensation,” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

As a result of adopting SFAS No. 123R using the modified prospective method, the Company recognized compensation expense in the current period for incentive stock awards and expense related to our employee stock purchase plan of $0.1 million.

Prior to July 1, 2005, the Company applied the provisions of APB No. 25 and its related interpretations to account for stock options. Under APB No. 25 and its related interpretations, the Company did not recognize any associated compensation expense related to stock options. If compensation expense associated with these plans was determined in accordance with SFAS No. 123, the Company’s net earnings and earnings per share for the three month period ended September 30, 2004 would have been as follows:

SPACEHAB, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended September 30,
(Unaudited)	2004
Net income, as reported	$6,959
Deduct effect of stock option based employee compensation, net of tax effects:
Employee Stock Purchase Plan	(23)
Incentive Stock Plan	(31)

Pro forma net earnings	$6,905

Earnings per share, as reported:
Diluted	$0.49
Basic	$0.55
Pro forma earnings per share:
Diluted	$0.49
Basic	$0.55

The Black-Scholes option pricing model was used to calculate the estimated fair value of the options.

9. Stock Repurchase

On March 25, 2003 the Board of Directors authorized the Company to repurchase up to $1.0 million of the Company’s outstanding common stock at market prices. Any purchases under the Company’s stock repurchase program may be made from time to time, in the open market, through block trades or otherwise in accordance with applicable regulations of the Securities and Exchange Commission (“SEC”). For the three months ended September 30, 2005, we did not repurchase any shares. As of September 30, 2005, we had repurchased 116,100 shares at a cost of $117,320 under the program, which represents an average cost of $1.01 per share.

10. Related Party Transactions

The Company engaged in certain transactions with directors, executive officers, shareholders, and certain former officers during the three months ended September 30, 2005. Following is a description of these transactions:

EADS Space Transportation

Dr. Graul, a member of SPACEHAB’s Board of Directors, is the Executive Vice President for EADS Space Transportation. EADS provides unpressurized payload and integration efforts to SPACEHAB on a fixed-price basis in addition to providing engineering services as required. For the three months ended September 30, 2005 and 2004, EADS’s payload and integration services included in cost of revenue were approximately $2.7 million and $3.4 million, respectively.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

V.J.F. Russian Consulting

On January 30, 2004 we entered into a subcontract agreement with V.J.F. Russian Consulting. The president of V.J.F. Russian Consulting, Vladimir Fishel, is a former Vice President of SPACEHAB who at the time of entering into a part-time employment agreement for other consulting activities was receiving severance payments from the Company on a part-time employment arrangement for other consulting activities. The services being provided under the subcontract agreement (valued at $2.6 million) is in support of a contract that SPACEHAB has with the Mitsubishi Corporation in support of Japan Aerospace Exploration Agency (“JAXA”). During the three months ended September 30, 2005 and 2004, the amounts paid were $0.1 million and $0.3 million, respectively.

On June 1, 2004 the Company entered into a consulting agreement with V.J.F. Russian Consulting for:

(1)	Marketing and promotion of SPACEHAB capabilities and services to Rocket Space Corporation-Energia (“RSC-Energia”), the Russian Federation Space Agency, and other Russian entities involved in the exploration and development of space;
(2)	Supporting and assisting SPACEHAB in the negotiation of service contracts and agreements between Russian entities; and
(3)	Providing technical expertise and services in support of SPACEHAB activities, under contracts with Russian entities.

Total commitments under the consulting agreement are $0.3 million, of which $0.1 million was paid in the three months ended September 30, 2005 and for the three months ended September 30, 2004.

Daniel A. Bland

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

John B. Satrom

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

11. Recent Accounting Pronouncement

In May 2005 the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this Statement beginning July 1, 2006. Currently the Company is not aware of any financial impact the adoption of this statement will have on our consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Subsequent Events

On July 21, 2005 we filed Form S-4 “Registration Statement” with the SEC which outlined the terms of our offer to exchange our 8% convertible subordinated notes due in 2007, which became effective September 2, 2005. On October 20, 2005 we filed a post-effective amendment to the terms of the offer in which the terms were stated that we intended to exchange our 8% convertible subordinated notes due in 2007 for 5.5% senior convertible notes due in 2010 with a conversion price of $1.50 per share. Unless extended or terminated earlier, the offer is to expire on November 16, 2005.

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

In the midst of great change within the global space services industry, our priority is on sustaining our reputation for innovation and technical excellence, securing new business, forging strategic partnerships, and expanding our core capability. While we continue to place an emphasis on enjoying our work, an attribute that draws to SPACEHAB the most knowledgeable and capable employees in the industry, we continue to focus, with great intensity, on business fundamentals. These entail the things that we must do to maintain our reputation as an affordable, capable, and dependable supplier of commercial space services while generating profit and attaining the success we seek in a highly competitive industry.

To better serve the emerging needs of the space-faring community worldwide, SPACEHAB is augmenting its proven services with new capabilities. We are conducting a detailed market assessment of the commercial and government markets identifying specific customer space access requirements. We are preparing for major NASA solicitations in support of their commercial ISS resupply requirements and procurements associated with the vision for space exploration. We are also developing a family of rocket-launched spacecraft, known as Apex, to accommodate delivery and return of pressurized and unpressurized cargo to and from ISS, and provide space and spacecraft services for space-based research, technology development, and mission operations across the full spectrum of science, exploration, commercial, and defense applications. The Apex modular, multipurpose spacecraft system includes a variety of configurations, sized to perform a range of missions, from small payload services platforms and advanced technology demonstrator, to cargo transport to and from the ISS and other destinations throughout the solar system. The Apex spacecraft are designed for a recoverable reentry to allow the payload owner or operator to get back their costly flight hardware, cargo item, or experiment results.

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

Business Segments

Following is a brief discussion of each of our four business segments, including a list of key factors that have affected, and are expected to continue to affect, their respective earnings and cash flows. We also present a brief discussion of our corporate-level expenses along with a summary of our current liquidity position and items that could impact our liquidity position in fiscal year 2006 and beyond. This “Overview” section is merely a summary and should be read together with the remainder of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the audited consolidated financial statements, including the notes thereto, and the other information included in the Company’s Form 10-K/A for the fiscal year ended June 30, 2005.

SPACEHAB Flight Services generates revenue by providing space shuttle-based, turnkey services that include customer access to space via our family of pressurized modules and unpressurized pallet carriers; integration and operations support to logistics suppliers transporting their cargo aboard our carriers to and from the orbiting ISS; and/or integration and operations support to scientists and technologists responsible for experiments performed aboard module and pallet research platforms.

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

The primary factors impacting our SFS earnings and cash flows are the number of space shuttle missions flown and the configuration of the cargo handling and research logistics required for each mission. Our revenues and earnings, if any, from each mission are dependent upon the space assets required in the cargo or research logistics configuration and the mission support services required to employ those assets. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business unit include:

•	Congress’ funding for NASA and the allocation of that funding to ISS operations and space shuttle cargo missions
•	The flight schedule of the U.S. Space Shuttle
•	The role of international space research projects flying on future space shuttle and on Russian and European Space Agency missions
•	The growth of space exploration programs within NASA and NASA’s commitment to the Nation’s Vision on Space Exploration regarding enhancement of the role of commercial enterprise in space exploration programs
•	Our ability to control our capital expenditures, particularly those for spare or replacement parts for space assets

Astrotech Space Operations, Inc. revenue is generated from various fixed-price contracts with launch service providers in both the commercial and government markets. The services and facilities Astrotech provides to its customers support the final assembly, checkout, and countdown functions associated with preparing a spacecraft for launch. This preparation may include: the final assembly and checkout of the spacecraft, check-out and installation of the solid rocket motors, loading of the liquid propellants, encapsulation of the satellite in the launch vehicle payload fairings, and command and control of the spacecraft during pre-launch countdown.

The earnings and cash flows generated from our Astrotech operations are related to the number of commercial spacecraft launches, which reflects the growth in the satellite-based communication industries, and the requirement to replace aging satellites. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business include:

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

Liquidity. As of September 30, 2005 we had cash on hand of $6.9 million of which $2.5 million is restricted. Our $5.0 million revolving credit facility had no outstanding borrowings as of September 30, 2005. Our ability to maintain sufficient liquidity in the future will depend on a number of factors including our ability to acquire future business, control our costs and manage capital expenditures, the return to flight of the space shuttle, and the continued activity in the commercial and governmental satellite launch industry.

We expect that our operating cash flows through fiscal year 2006 will be sufficient to satisfy our capital expenditures, debt maturities, interest expenses, and operating commitments. In February 2005 we entered into a new $5.0 million revolving credit facility, replacing our previous revolving credit facility. This new revolving credit facility is secured by our accounts receivable and is subject to various financial and other covenants, including a minimum tangible net worth covenant, a cash flow covenant, and a secured debt coverage covenant. The new revolving credit agreement provides access to previously restricted cash and short term investments and to advances secured by accounts receivable, enhancing the Company’s liquidity.

Over the longer term we believe that the space shuttle’s return to flight and the President’s vision for space exploration will lead to increased activity and related cash flows from operations for our SFS business segment. We expect additions to our contract with Lockheed Martin for ISS configuration hardware and contract additions in our satellite processing business, reflecting increased activity in the space exploration and commercial satellite industries. However, there can be no assurance that the space shuttle will return to flight in the near term or that we will be able to win future contracts with NASA, other national space agencies, or commercial space enterprises, or to successfully exploit other business opportunities. Failure to achieve such events would have a material adverse effect on our financial condition and results of operations and could adversely affect our ability to redeem our subordinated convertible notes when they mature in October 2007 which we are currently in the process of exchanging for New Notes that would extend maturity of this debt to October 2010.

Revenue

The Company’s revenue for the three months ended September 30, 2005 and 2004 was generated primarily from the Lockheed Martin Cargo Mission Contract, and contracts with related commercial customers in the SFS segment; the PI&C contract in the SGS segment; and our contract with Lockheed Martin in the Astrotech segment and other commercial satellite providers. Revenue for SMI was immaterial for the three months ended September 30, 2005 and 2004. During the period, there were shuttle and satellite launch delays that affected planned revenue that is expected to materialize in the upcoming months in our Astrotech and SFS business units.

Our SFS business segment is supporting NASA’s return-to-flight activities and is continuing operations in preparation for shuttle missions including STS-121, 116, and 118 (in order of their anticipated flight sequence). SFS is preparing a cargo carrier for STS-118, the External Stowage Platform 3 (“ESP3”) that will be deployed and permanently mounted to the ISS. For STS-121, we are scheduled to provide our non-deployable unpressurized carrier to NASA under our CMC subcontract with Lockheed Martin for transport of several critical ISS Orbital Replacement Unit (“ORU”) spares. Additionally, commencing in April 2004, SFS stopped subcontracting its module mission integration, operations and sustaining engineering technical support to Boeing. Most module mission tasks previously performed by Boeing personnel are now being performed by SFS personnel, and selected NASA cargo integration tasks on SPACEHAB module missions are now being performed by Lockheed Martin as a part of their CMC with NASA. This decision enables SFS to continue to provide services to NASA and is consistent with the direction of the ISS Program Office.

In January 2004 the Company initiated activity under the Japanese Experiment Thermal Incubator Service (“JETIS”) contract with the Mitsubishi Corporation, representing JAXA that was entered into in 2000 and originally scheduled to fly aboard SPACEHAB’s RDM. Subsequent to the suspension of the space shuttle flights and destruction of SPACEHAB’s RDM, the Company contracted for construction of certain space research equipment and for research space aboard the ISS and up to three Russian Progress cargo missions with V.J.F. Russian Consulting, representing RSC-Energia, a major Russian aerospace manufacturer and mission operator. The first experiment was successfully launched on the Russian Progress spacecraft on August 11, 2004.

During the three months ended September 30, 2005, deferred revenue increased by $0.2 million. This is as a result of us receiving cash or an increase in accounts receivable for contractual billings on contracts that we have not performed the work under as of the end of the current period. Management expects reductions in deferred revenue through the next twelve months which will result in revenue recognition on contracts for which the related cash was received in a prior period.

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

Non Recurring Recovery, RDM

On February 1, 2003 the RDM was lost in the STS-107 tragedy. The net book value of the RDM was $67.9 million, which, net of insurance proceeds of $17.7 million, was recognized as a loss in the third quarter of fiscal year 2004. The $8.0 million plus interest of $0.2 million paid by NASA as indemnification for our loss of the RDM is recognized as a recovery of previously recognized loss in the quarter ended September 30, 2004. At this time we do not plan to replace the RDM. SPACEHAB’s SFS business segment has two additional modules and other flight assets available to support current NASA requirements. These modules and assets can also be used to support future NASA requirements. The shuttle is currently scheduled to return to flight no earlier than May 2006.

RESULTS OF OPERATIONS

For the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

Revenue. Revenue decreased approximately 8% to $12.0 million as compared to $13.0 million for the three months ended September 30, 2005 and 2004, respectively (in millions).

	Three Months Ended September 30,		Dollar Change	Percent Change
	2005	2004
SPACEHAB Flight Services	$8.5	$9.6	$(1.1)	(11%)
Astrotech Space Operations	2.0	1.7	0.3	18%
SPACEHAB Government Services	1.3	1.5	(0.2)	(13%)
Space Media	0.2	0.2	0.0	0%

	$12.0	$13.0	$(1.0)	(8%)

Revenue from the SFS business segment has been adversely affected by the temporary grounding of the shuttle fleet following technical concerns that resulted during the launch of the STS-114 mission in July 2005. This has caused planned fiscal year 2006 revenue to move out into fiscal year 2007 and beyond. Also, the JETIS program did not have any contract activities for the three months ended September 30, 2005, whereas, in the same period last year, the program had its first launch and subsequent on-orbit activities. The following summarizes the other significant items:

•	Decrease in revenue from External Stowage Platform 2 (“ESP2”) of $2.0 million due to the launch of STS-114 in July 2005
•	Decrease in revenue from the JETIS contract of $1.5 million due to the timing of the mission operations
•	Increase in revenue from STS-118 under the CMC with Lockheed Martin of $2.0 million that was initiated in the third quarter of fiscal year 2005
•	Increase in revenue from Concept Exploration and Refinement (“CE&R”) contract of $0.2 million that was started in the first quarter of fiscal year 2005 and completed in the first quarter of fiscal year 2006
•	Other contract revenue increase of $0.2 million

Revenue from our Astrotech business unit increased for the three months ended September 30, 2005 by $0.3 million as compared to the same three month period last fiscal year. This increase is attributable to Astrotech processing two missions within the three month period this fiscal year. For the same period last fiscal year, Astrotech completed two missions that had minimal revenue remaining in the period.

The decrease in revenue at the SGS business segment is primarily due to the delivery of the Intravehicular Activity (“IVA”) Handrails in the third quarter of fiscal year 2005. The following summarizes the significant items:

•	Revenue decrease of $0.1 million due to the delivery of the IVA Handrails in the second quarter of fiscal year 2005
•	Revenue decrease of $0.1 million for the PI&C contract due to less contract activity for the three months ended September 30, 2005 as compared to the same period in last fiscal year

Cost of Revenue. Cost of revenue for the three months ended September 30, 2005 decreased by 6% to approximately $10.2 million, as compared to $10.8 million for the prior year’s quarter (in millions).

	Three Months Ended September 30,		Dollar Change	Percent Change
	2005	2004
SPACEHAB Flight Services	$7.0	$7.6	$0.6	8%
Astrotech Space Operations	2.0	1.9	(0.1)	(5%)
SPACEHAB Government Services	1.1	1.2	0.1	8%
Space Media	0.1	0.1	—	0%

	$10.2	$10.8	$0.6	6%

Cost of revenue from the SFS business segment has been affected by the temporary grounding of the shuttle fleet due to the foam problem that occurred during the launch of STS-114 in July 2005. This has caused project work to be delayed until later periods. Also, the JETIS program did not have any contract activities for the three months ended September 30, 2005, whereas, in the same period last year, the program had its first launch and subsequent on-orbit activities. The following summarizes the significant items:

•	Decrease in cost of revenue of $1.5 million for ESP2 due to the launch of STS-114 in July 2005
•	Decrease in cost of revenue of $0.7 million for JETIS due to the launch of the first launch and the subsequent on-orbit operations in the three month period ended September 30, 2004 and no contract activities in the three months period ended September 30, 2005
•	Increase in CE&R cost of revenue of $0.2 million
•	Increase in STS-118 mission cost of revenue of $0.9 million due to the project being initiated in the third quarter of fiscal year 2005
•	Increase in STS-121 and STS-116 cost of revenue of $0.3 million due to the missions getting closer to their launch windows
•	Increased rent expense of $0.1 million due to the sale and subsequent lease-back of the SPACEHAB Payload Processing Facility during the fourth quarter of fiscal year 2005

Cost of revenue from our Astrotech business unit increased for the three months ended September 30, 2005 by $0.1 million as compared to the same three month period last fiscal year. This increase is attributable to Astrotech processing two missions for the current three month period which resulted in higher mission related costs of approximately $0.1 million which resulted in an increase in mission specific expenses and higher fiscal costs. For the same period last fiscal year, Astrotech completed two missions that began in the previous three month period with minimal facility occupancy in the period.

The decrease in costs of revenue of $0.1 million in the SGS business segment is primarily due to the delivery of the IVA Handrails in the third quarter of fiscal year 2005.

Operating Expenses. Operating expenses increased to $2.3 million for the three months ended September 30, 2005 as compared to approximately $2.0 million, excluding the recovery of $8.2 million for the loss of the RDM, for the three months ended September 30, 2004. Operating expenses were higher in the quarter ended September 30, 2005 compared to last year’s quarter due primarily to an increase in professional and consulting services and in research and development and related costs. Research and development expenses were higher for the three months ended September 30, 2005 as compared to the same quarter last fiscal year due to increased efforts on the Apex Project. In the three months ended September 30, 2005, the Company recognized legal expenses of $0.1 million relating to its claims against NASA for loss of the RDM and response to Lloyd’s of London (“Lloyd’s”) complaint regarding its payment of insurance proceeds on the accident.

Income Taxes. Based on the Company’s projected effective tax rate for fiscal year 2006 and 2005, we recorded minimal tax expense for the three months ended September 30, 2005 and for the three months ended September 30, 2004 respectively.

Net Income (Loss). Net loss for the three months ended September 30, 2005 was approximately $1.9 million or $0.15 per share basic and diluted on 12,671,576 shares as compared to net income of approximately $7.0 million or $0.55 per share basic and $0.49 per share diluted on 12,574,224 and 14,247,860 shares, respectively, for the three months ended September 30, 2004.

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

Our primary source of liquidity is cash flow from operations. The principal uses of cash flow that affect our liquidity position include both operational expenditures and debt service payments. Management is focused on increasing cash flow and on managing cash effectively through limiting cash investments in long-term assets.

On February 11, 2005 we entered into a revolving credit facility with a new financial institution providing for loans up to $5.0 million secured by the Company’s accounts receivable. This new credit facility replaced the Company’s previous $5.0 million credit facility which terminated in January 2005. Funds available under the new revolving credit facility are limited to 80% of eligible accounts receivable, and we are subject to various financial and other covenants including a minimum tangible net worth covenant, a cash flow coverage covenant, and limitation of future secured debt relative to tangible net worth. As of September 30, 2005 we amended this credit facility to modify the cash flow covenant so that the Company may secure advances with cash balances if the required cash flow ratio is not met. As of September 30, 2005 there was $5.0 million available under this credit facility and restricted cash of $2.0 million.

Cash Flows From Operating Activities. Cash provided by (used in) operations for the three months ended September 30, 2005 and 2004 was $0.2 million and $(1.9 million), respectively. The significant items affecting the differences in cash flows from operating activities for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 are discussed below:

•	Net loss for the three months ended September 30, 2005 was $1.9 million as compared to net income for the three months ended September 30, 2004 of $7.0 million. Included in net income for the three months ended September 30, 2004 is $8.2 million recognized as recovery of a previously reported loss on the RDM
•	For the three months ended September 30, 2005, changes in assets provided cash from operations of $0.9 million primarily from a decrease in accounts receivable. For the three months ended September 30, 2004 change in assets consumed cash from operations of $5.9 million. This change is due primarily to the recording of the NASA claim settlement of $8.2 million, which was partially offset by the decrease in accounts receivable at Astrotech due to the anticipated downtime during the period and decrease in deferred mission costs due to the launch for the JETIS project
•	Changes in liabilities for the three months ended September 30, 2005 used cash from operations of $0.1 million. This change is due primarily to the decreases in accounts payable and accrued expenses of $0.3 million and the increase in deferred revenue of $0.2 million. The increase in deferred revenue is primarily due to the signing of the NASA Indefinite Delivery Indefinite Quantity (“IDIQ”) contract at Astrotech for future satellite missions. For the three months ended September 30, 2004 changes in liabilities consumed cash from operations of $4.3 million. This change in liabilities is primarily due to the decrease in accounts payable and accrued expenses of $1.3 million and the decrease in deferred revenue of $3.0 million. The decrease in deferred revenue is due to the first launch of the JETIS contract during the three months ended September 30, 2004

Cash Flows From Investing Activities. For the three months ended September 30, 2005 and 2004, cash flows provided by (used in) investing activities were $(2.2 million) and $0.7 million, respectively. The significant items affecting the differences in cash flows from investing activities for the three months ended September 30 2005 as compared to the three months ended September 30, 2004 are discussed below:

•	There were purchases of property and equipment of $0.6 million for the three months ended September 30, 2005 as compared to $0.1 million for the three months ended September 30, 2004
•	For the three months ended September 30, 2004, cash flows from investing activities were primarily generated from the sale of short-term investments of $1.0 million as compared to no sales for the period ended September 30, 2005
•	This change in cash flows was offset by an increase in restricted cash of $1.6 million as compared to an increase in restricted cash of $0.1 million for the three months ended September 30, 2004

Cash Flows From Financing Activities. For the three months ended September 30, 2005 and 2004, cash flows provided by (used in) financing activities were $(1.0 million) and $0.6 million, respectively. The significant items affecting the differences in cash flows from financing activities for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 are discussed below:

•	For the three months ended September 30, 2004, we had net borrowings of $1.4 million under the revolving credit facility as compared to no net borrowings for the three months ended September 30, 2005

•	For the three months ended September 30, 2005 we incurred $0.5 million of financing costs related to the offer to exchange our convertible subordinated notes

On March 25, 2003 the Board of Directors authorized the Company to repurchase up to $1.0 million of the Company’s outstanding common stock at market prices. Any purchases under our stock repurchase program may be made from time to time, in the open market, through block trades or otherwise in accordance with applicable regulations of the SEC. As of September 30, 2005, we had repurchased 116,100 shares at a cost of $117,320 under the program. We will continue to evaluate the stock repurchase program and the funds authorized for the program, which represents an average cost of $1.01 per share. This stock repurchase program remains available for purchases of the Company’s stock.

The Company had capital expenditures during the period relating primarily to facility modifications and enhancements. Additionally, we had capital expenditures for replacement components for our modules. These expenditures are not expected to continue or be significant going forward. The Company expects to have additional capital expenditures relating to modifications for our Astrotech facilities which are specific requirements of our NASA IDIQ contract and compensated by NASA through the contract.

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

The Company’s cash was approximately $6.9 million as of September 30, 2005 including restricted cash of $2.5 million. Management believes that we have sufficient liquidity, including cash and short-term investments, advances available under our revolving credit facility, and cash anticipated or expected to be generated from operations to fund ongoing operations beyond the remainder of this fiscal year. We also expect to utilize existing cash, cash anticipated from future operations to support strategies for new business initiatives and reduce long-term debt.

The Company’s contractual obligations as of September 30, 2005 are as follows (in thousands):

Contractual Obligations	At September 30, 2005	Remaining in Fiscal Year 2006	Fiscal Year 2007	Fiscal Year 2008	Fiscal Year 2009	Fiscal Year 2010	Thereafter
Long-term Debt	$63,250	$—	$—	$63,250	$—	$—	$—
Mortgage Loan Payable	3,188	1,553	1,635	—	—	—	—
V.J.F. Russian Consultant Agreement	120	120	—	—	—	—	—
V.J.F. Russian Subcontract	370	370	—	—	—	—	—
Operating leases[1]	26,472	5,118	5,258	5,158	5,046	928	4,964

Total Contractual Cash Obligations[2] (excluding interest payments)	$93,400	$7,161	$6,893	$68,408	$5,046	$928	$4,964

1	For the remainder of fiscal year 2006, the Company expects to receive net payments of $0.6 million for subleases. For fiscal years 2007, 2008, and 2009, the Company expects to receive net payments of approximately $0.6 million, $0.4 million, and $0.1 million, respectively, for subleases.
2	Does not include commitment to Dayna Justiz for compensation that can be earned as a result of the agreement dated June 19, 2000. The agreement states that Dayna Justiz can earn up to $375,000 as additional compensation if she meets certain financial goals in the management of The Space Store. The yearly amount is equal to five percent of The Space Store’s “net after-tax operating income” during each fiscal year until such time an aggregate amount of $375,000 has been earned. At this time, we have not recorded a liability for this obligation due to the uncertainty of the obligation being met.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material changes to the disclosure made on this matter in our Annual Report on Form 10-K for the year ended June 30, 2005.

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

Lloyd’s Complaint. In January 2004 Lloyd’s of London, our insurer for the research double module, filed a complaint in the United States District Court for the Western District of Washington seeking the return of the $17.7 million Lloyd’s had paid to us under the RDM insurance policy. On May 12, 2005 we and Lloyd’s agreed to jointly pursue recovery against NASA, with us in full control of the appeals process. Lloyd’s will participate in any recovery, both pursuant to our administrative claim and our tort claim against NASA, net of legal costs, in accordance with a pre-agreed schedule under which our liability to Lloyd’s ranges from a minimum of $0.5 million if we do not recover any additional amounts to approximately $17.7 million if we recover over $70.0 million from NASA. Also, in accordance with the agreement, Lloyd’s dismissed its complaint against us with prejudice. We recorded a charge in our fourth quarter fiscal year 2005 financial statements of $0.5 million pending a final resolution of our actions against NASA.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2005 we did not issue any unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three months ended September 30, 2005 we did not have any defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the first quarter of the fiscal year 2006.

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

SPACEHAB, INCORPORATED

Date: November 10, 2005	/s/ Michael E. Kearney
Michael E. Kearney President and Chief Executive Officer

/s/ Brian K. Harrington
Brian K. Harrington Senior Vice President and Chief Financial Officer