Form 10-Q/A
period 2005-09-30
SPACEHAB INC \WA\
filed 2006-01-05
CIK 1001907

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

EXPLANATORY NOTE

SPACEHAB Inc. is amending their first quarter fiscal year 2006 Form 10-Q to correct the date in the heading to the “Table of Contents” on page 1 and to adjust net borrowings reported under our credit facility to $1.0 million as of September 30, 2004 as presented in the “Cash Flows from Financing Activities” section within the documents Management Discussion and Analysis section (ITEM 2). We have only included those sections of the Form 10-Q that have modified text.

Note: There are no other SIGNIFICANT changes to the original Form 10-Q filing other than those outlined above. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

SEPTEMBER 30, 2005 QUARTERLY REPORT ON FORM 10-Q

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

	Three Months Ended September 30,		Dollar Change	Percent Change
	2005	2004
SPACEHAB Flight Services	$8.5	$9.6	$(1.1)	(11)%
Astrotech Space Operations	2.0	1.7	0.3	18%
SPACEHAB Government Services	1.3	1.5	(0.2)	(13)%
Space Media	0.2	0.2	0.0	0%

	$12.0	$13.0	$(1.0)	(8)%

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

	Three Months Ended September 30,		Dollar Change	Percent Change
	2005	2004
SPACEHAB Flight Services	$7.0	$7.6	$0.6	8%
Astrotech Space Operations	2.0	1.9	(0.1)	(5)%
SPACEHAB Government Services	1.1	1.2	0.1	8%
Space Media	0.1	0.1	—	0%

	$10.2	$10.8	$0.6	6%

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

Cash Flows From Financing Activities. For the three months ended September 30, 2005 and 2004, cash flows provided by (used in) financing activities were $(1.0 million) and $0.6 million, respectively. The significant items affecting the differences in cash flows from financing activities for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 are discussed below:

•	For the three months ended September 30, 2004, we had net borrowings of $1.0 million under the revolving credit facility as compared to no net borrowings for the three months ended September 30, 2005

•	For the three months ended September 30, 2005 we incurred $0.5 million of financing costs related to the offer to exchange our convertible subordinated notes

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

The Company’s contractual obligations as of September 30, 2005 are as follows (in thousands):

Contractual Obligations	At September 30, 2005	Remaining in Fiscal Year 2006	Fiscal Year 2007	Fiscal Year 2008	Fiscal Year 2009	Fiscal Year 2010	Thereafter
Long-term Debt	$63,250	$—	$—	$63,250	$—	$—	$—
Mortgage Loan Payable	3,188	1,553	1,635	—	—	—	—
V.J.F. Russian Consultant Agreement	120	120	—	—	—	—	—
V.J.F. Russian Subcontract	370	370	—	—	—	—	—
Operating leases[1]	26,472	5,118	5,258	5,158	5,046	928	4,964

Total Contractual Cash Obligations[2] (excluding interest payments)	$93,400	$7,161	$6,893	$68,408	$5,046	$928	$4,964

1	-For the remainder of fiscal year 2006, the Company expects to receive net payments of $0.6 million for subleases. For fiscal years 2007, 2008, and 2009, the Company expects to receive net payments of approximately $0.6 million, $0.4 million, and $0.1 million, respectively, for subleases.
2	-Does not include commitment to Dayna Justiz for compensation that can be earned as a result of the agreement dated June 19, 2000. The agreement states that Dayna Justiz can earn up to $375,000 as additional compensation if she meets certain financial goals in the management of The Space Store. The yearly amount is equal to five percent of The Space Store’s “net after-tax operating income” during each fiscal year until such time an aggregate amount of $375,000 has been earned. At this time, we have not recorded a liability for this obligation due to the uncertainty of the obligation being met.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
3	Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-3 (File No. 333-43221) filed with the Securities and Exchange Commission on December 24, 1997)

3.2	Designation of Rights, Terms and Preferences of Series A Junior Preferred Stock of the Registrant (incorporated by reference to Exhibit 2 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 1999)

3.3	Designation of Rights, Terms and Preferences of Series B Senior Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999)

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-3 (File No. 333-43221) filed with the Securities and Exchange Commission on December 24, 1997)

4	Instruments Defining the Rights of Security Holders, including Indentures

4.1	Designation of Rights, Terms and Preferences of Series B Senior Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999)

4.2	Preferred Stock Purchase Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 2, 1999 (incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999)

4.3	Registration Rights Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 5, 1999 (incorporated by reference to Exhibit 4.3 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999)

4.4	Rights Agreement, dated as of March 26, 1999, between the Registrant and American Stock Transfer & Trust Company, including the Designation of Rights, Terms and Preferences of Series A Junior Preferred Stock attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C (incorporated by reference to Exhibit 2 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 1999)

4.5	Indenture dated as of October 15, 1997 between the Registrant and First Union National Bank, as Trustee, relating to the Registrant’s 8% Convertible Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (File No. 333-43221) filed with the Securities and Exchange Commission on December 24, 1997)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPACEHAB, INCORPORATED

Date: January 5, 2006	/s/ Michael E. Kearney
Michael E. Kearney
President and Chief Executive Officer

/s/ Brian K. Harrington
Brian K. Harrington
Senior Vice President and Chief Financial Officer