Form 10-K/A
period 2005-06-30
SPACEHAB INC \WA\
filed 2006-01-13
CIK 1001907

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

EXPLANATORY NOTE

Spacehab Inc. is amending their Fiscal Year 2005 Form 10-K to include the CEO and CFO certifications Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 for form 10-K/A as filed on October 5, 2005. These certifications are being filed as exhibits 31.1, 31.2, 32.1 & 32.2 to the document.

Note: There are no other changes to the original Form 10-K filing other than those outlined in this document. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

	Exhibit No.	Description of Exhibit
(2)		Articles of Incorporation and Bylaws

	2.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

	2.2	Bylaws of the Registrant (incorporated by reference to the Registrant’s registration statement on Form S-1, File No. 33- 97812, and all amendments thereto, filed with the Securities and Exchange Commission on October 5, 1995)**

(4)		Instruments Defining the Rights of Security Holders, including Indentures

	4.1	Designation of Rights, Terms and Preferences of Series B Senior Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

	4.2	Preferred Stock Purchase Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 2, 1999 (incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999)**

	4.3	Registration Rights Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 5, 1999 (incorporated by reference to Exhibit 4.3 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999)**

	4.4	Indenture dated as of October 15, 1997 between the Registrant and First Union National Bank, as Trustee, relating to the Registrant’s 8% Convertible Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-43221) filed with the Securities and Exchange Commission on December 24, 1997)**

(10)		Material Contracts

	10.1	Amended and Restated Representation Agreement, dated August 15, 1995, by and between the Registrant and Mitsubishi Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

	10.2	Amended and Restated Representation Agreement—Revision I, dated January 13, 2004, by and between the Registrant and Mitsubishi Corporation (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

	10.3	Letter Agreement dated August 15, 1995, by and between the Registrant and Mitsubishi Corporation (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-97812) filed with the Securities and Exchange Commission on October 5, 1995)**

	10.4	SPACEHAB, Incorporated 1995 Directors’ Stock Option Plan as amended and restated effective October 21, 1997 (incorporated by reference to Exhibit B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 12, 1997)**

	10.5	Office Building Lease Agreement, dated October 6, 1993, between Astrotech and the Secretary of the Air Force (Lease number SPCVAN – 2-94-001) (incorporated by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed with the Securities and Exchange Commission on September 12, 1997)**

	10.6	SPACEHAB, Incorporated 1994 Stock Incentive Plan as amended and restated effective October 14, 1999 (incorporated by reference to Exhibit 10.90 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission on September 17, 1999)**

10.7	Agreement, dated September 30, 2004, between the Registrant and Dr. Shelley A. Harrison (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.8	Lease for property at 300 D Street, SW, Suite #814, Washington, DC, dated as of December 16, 1998, by and between the Registrant and The Washington Design Center, LLC (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.9	Sublease Agreement, dated as of July, 2002, between the Registrant and The Boeing Company (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.10	SPACEHAB, Incorporated 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit C of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 12, 1997)**

10.11	Agreement between Astrotech Space Operations, Inc. and McDonnell Douglas Corporation, dated January 7, 2000 (incorporated by reference to Exhibit 10.103 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 12, 2000)**

10.12	Agreement between Astrotech Space Operations, Inc. and Lockheed Martin Commercial Launch Services, Inc., dated January 24, 2000 (incorporated by reference to Exhibit 10.104 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 12, 2000)**

10.13	Credit agreement dated as of August 30, 2001 by and between Astrotech Florida Holdings, Inc. and SouthTrust Bank (incorporated by reference to Exhibit 10.114 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed with the Securities and Exchange Commission on November 8, 2001)**

10.14	Employment and Non-Interference Agreement, dated as of April 1, 2003, between the Registrant and Michael E. Kearney (incorporated by reference to Exhibit 10.119 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003)**

10.15	First amendment to the Credit Agreement dated as of August 30, 2001 by and between Astrotech Florida Holdings, Inc. and SouthTrust Bank (incorporated by reference to Exhibit 10.122 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 filed with the Securities and Exchange Commission on February 13, 2004)**

10.16	Employment and Non-Interference Agreement, dated as of January 9, 2004, between the Registrant and Brian K. Harrington (incorporated by reference to Exhibit 10.123 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 12, 2004)**

10.17	50 Year Lease, dated as of February 1, 1991, between the Registrant and Canaveral Port Authority (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.18	Commercial Contract, dated as of March 3, 2005, between the Registrant and Tamir Silvers, LLC (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.19	Lease Agreement, dated as of February 18, 2005, between the Registrant and R & H Investments, a California partnership (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.20	Fixed Price Subcontract 889208 for Wideband Gapfiller Satellite Program Launch Site Payload Processing Facilities and Services, dated as of January 18, 2005, between Boeing Satellite Systems, Inc. and Astrotech Space Operations, Inc. (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.21	Purchase Order 3H03105, dated as of July 14, 2003, between the Registrant and The Boeing Company (incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.22	Loan Agreement, dated as of February 11, 2005, between the Registrant and First American Bank, SSB (incorporated by reference to Exhibit 10.125 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 filed with the Securities and Exchange Commission on February 14, 2005)**

10.23	Letter Contract No. GF80726B11, dated as of February 18, 2004, between the Registrant and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.23 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.24	ISS Program Integration and Control Contract, between SPACEHAB Government Services, Inc. and ARES Corporation (incorporated by reference to Exhibit 10.24 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.25	Contract No. SHI-SFS-03001 for Thermal Conditioning Service for Granada Crystallzation Facilities, dated as of December 18, 2003, between the Registrant and V.J.F. Russian Consulting, Ltd. (incorporated by reference to Exhibit 10.25 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.26	Consulting Agreement No. 2004-006- SHI-SFS, dated as of June 1, 2004, between the Registrant and V.J.F. Russian Consulting, Ltd. (incorporated by reference to Exhibit 10.26 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.27	Asset Purchase Agreement, dated as of December 19, 2000, between the Registrant and Astrium GmbH. (incorporated by reference to Exhibit 10.27 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.28	Amendment No. 1 to Asset Purchase Agreement, dated as of December 19, 2000, between the Registrant and Astrium GmbH, dated July 3, 2001 (incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.29	Lease Agreement, dated as of February 28, 2001, between the Registrant and Astrium GmbH (incorporated by reference to Exhibit 10.29 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.30	Binding Term Sheet, dated as of December 19, 2001, between the Registrant and Astrium GmbH, amending the Lease Agreement, dated as of February 28, 2001, between the Registrant and Astrium GmbH (incorporated by reference to Exhibit 10.30 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.31	Lease Agreement, dated as of July 3, 2001, between the Registrant and Astrium GmbH (incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.32	Agreement No. 48801 for Provision of Payload Processing Facilities and Support in Conjunction with Commercial Atlas Launches, between Astrotech Space Operations, Inc. and Lockheed Martin Commercial Launch Services, Inc. (incorporated by reference to Exhibit 10.32 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.33	Contract No. NNK04LA75C, dated as of July 2, 2004, between Astrotech Space Operations, Inc. and John F. Kennedy Space Center, NASA (incorporated by reference to Exhibit 10.33 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.34	Agreement and Statement of Work, dated as of April 25, 1996 and as amended by Amendment No. 3 as of December 6, 2002, between Astrotech Space Operations, Inc. and Sea Launch Company, L.L.C. (incorporated by reference to Exhibit 10.34 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.35	Employment and Non-Interference Agreement, dated as of May 12, 2005, between the Registrant and Michael E. Bain (incorporated by reference to Exhibit 10.35 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.36	Employment and Non-Interference Agreement, dated as of May 12, 2005, between the Registrant and E. Michael Chewning (incorporated by reference to Exhibit 10.36 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.37	Settlement Agreement and Mutual Release of All Claims, dated as of May 25, 2005, among the Registrant and Lloyd’s of London, Goshawk Syndicate No. 102, Euclidian Syndicate No. 1243, Ascot Underwriting Ltd. Syndicate No. 1414, and R.J. Kiln Syndicate No. 510 (incorporated by reference to Exhibit 10.37 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.38	Sublease Agreement, dated as of May 14, 2004, between the Registrant and Paragon Personnel, Inc. (incorporated by reference to Exhibit 10.38 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.39	Lease No. SPCVAN-2-94-0001, between the Secretary of the Airforce and Astrotech Space Operations, L.P. (incorporated by reference to Exhibit 10.39 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.40	Strategic Collaboration Agreement, dated as of August 5, 1999, between the Registrant and DaimlerChrysler Aerospace AG (incorporated by reference to Exhibit 10.40 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.41	Guaranty Agreement, dated as of August 30, 2001, between the Registrant and Southtrust Bank (incorporated by reference to Exhibit 10.41 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.42	Guaranty Agreement, dated as of August 30, 2001, between Astrotech Space Operations, Inc. and Southtrust Bank (incorporated by reference to Exhibit 10.42 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

10.43	Stock Pledge and Security Agreement, dated as of August 30, 2001, between the Registrant and Southtrust Bank (incorporated by reference to Exhibit 10.43 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

	10.44	Stock Pledge and Security Agreement, dated as of August 30, 2001, between Astrotech Space Operations, Inc. and Southtrust Bank (incorporated by reference to Exhibit 10.44 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

	10.45	Assignment of CLIN 1 Rights, dated as of August 30, 2001, between Astrotech Space Operations, Inc. and Southtrust Bank (incorporated by reference to Exhibit 10.45 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

	10.46	Termination Agreement, dated as of June 1, 2004, between the Registrant and Vladimir J. Fishel (incorporated by reference to Exhibit 10.46 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

	10.47	Memorandum of Understanding, dated as of June 8, 2005, between the Registrant and SMH Capital Advisors, Inc. (incorporated by reference to Exhibit 10.47 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

	10.48	Space Media, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.48 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)**

(16)		Letter Regarding Change in Certifying Accountant

	16.1	Letter from Ernst & Young LLP regarding change in certifying accountant, dated May 18, 2004 (incorporated by reference to Exhibit 16 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2004)**

(21)		SPACEHAB, Incorporated and Subsidiaries – Subsidiaries of the Registrant

(23)		Consents of Experts and Counsel

	23.1	Consent of Grant Thornton LLP**

	23.2	Consent of Ernst & Young LLP**

(31)		Rule 13a-14(a) Certifications

	31.1	Certification of Michael E. Kearney, the Company’s President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, file herewith

	31.2	Certification of Brian K. Harrington, the Company’s Senior Vice-President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, file herewith

(32)		Section 1350 Certifications

	32.1	Certification of Michael E. Kearny, the Company’s President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, file herewith

	32.2	Certification of Brian K. Harrington, the Company’s Senior Vice-President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, file herewith

	99.1	Schedule II – Valuation and Qualifying Accounts, filed herewith**

**	Previously Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPACEHAB, Incorporated

	By:	/s/ Michael E. Kearney
Michael E. Kearney
President and Chief Executive Officer
and Director

Date: January 13, 2006

	By:	/s/ Brian K. Harrington
Brian K. Harrington
Senior Vice President and
Chief Financial Officer

Date: January 13, 2006