Form 10-Q
period 2005-12-31
SPACEHAB INC \WA\
filed 2006-02-13
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of February 7, 2006 there were 12,765,116 shares of the registrant’s common stock outstanding.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

DECEMBER 31, 2005 QUARTERLY REPORT ON FORM 10-Q

DEFINITIONS

As used in this Form 10-Q, the abbreviations and acronyms contained herein have the meanings set forth below. Additionally, the terms “SPACEHAB”, “the Company”, “we”, “us” and “our” refer to SPACEHAB, Incorporated and its subsidiaries, unless the context clearly indicates otherwise.

1994 Plan	1994 Stock Incentive Plan
APB	Accounting Principles Board
ASO	Astrotech Space Operations
Astrotech	Astrotech Space Operations
ATV	Automated Transfer Vehicle
Boeing	The Boeing Company
CE&R	Concept Exploration and Refinement
CMC	Cargo Mission Contract
Common Stock	SPACEHAB common stock
EADS	EADS Space Transportation
EELV	Evolved Expendable Launch Vehicle
EPS	Earnings Per Share
ESP2	External Stowage Platform 2
ESP3	External Stowage Platform 3
FASB	Financial Accounting Standards Board
FAWG	Flight Assignment Working Group
ICC	Integrated Cargo Carrier
IDIQ	Indefinite-Delivery, Indefinite-Quantity
ISS	International Space Station
IVA	Intravehicular Activity
JAXA	Japan Aerospace Exploration Agency
JETIS	Japanese Experiment Thermal Incubator Service
Lloyd’s	Lloyd’s of London
Lockheed Martin	Lockheed Martin Corporation
NASA	National Aeronautics and Space Administration
ORU	Orbital Replacement Unit
PI&C	Program Integration and Control
RDM	Research Double Module
ReALMS	Research and Logistics Mission Support
RSC Energia	Rocket Space Corporation-Energia
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFS	SPACEHAB Flight Services
SGS	SPACEHAB Government Services
SMI	Space Media, Inc.
SMI Plan	Space Media, Inc. Stock Option Plan
SPF	Spacecraft Processing Facility
Term Loan	$20.0 million financing

PART 1: FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2005 (unaudited)	June 30, 2005
ASSETS
Cash and cash equivalents	$1,296	$7,327
Restricted cash	2,550	970
Accounts receivable, net	13,433	16,906
Prepaid expenses and other current assets	3,412	694

Total current assets	20,691	25,896

Property and equipment, net	63,786	73,647
Deferred financing costs, net	2,347	1,278
Other assets, net	1,308	1,130

Total assets	$88,132	$101,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage loan payable, current portion	$2,115	$2,057
Accounts payable	2,234	2,219
Accounts payable-EADS	1,094	1,796
Accrued interest	430	1,088
Accrued expenses	2,244	3,716
Accrued subcontracting services	8,260	7,552
Deferred gains on sale of buildings	221	221
Deferred revenue	1,814	1,811

Total current liabilities	18,412	20,461

Accrued contract cost and other	155	221
Deferred gains on sale of buildings	1,476	1,587
Mortgage loan payable, net of current portion	564	1,635
Convertible subordinated notes payable 8%	10,306	63,250
Senior convertible notes payable 5.5%	52,944	—

Total liabilities	83,857	87,154

Commitments and contingencies
Stockholders’ equity
Preferred Stock, no par value, convertible, authorized 2,500,000 shares, issued and 1,333,334 shares, (liquidation preference of $12,000)	11,892	11,892
Common stock, no par value, 70,000,000 shares authorized, 12,881,216 and 12,781,279 shares issued, respectively	83,966	83,889
Treasury stock, 116,100 shares, at cost	(117)	(117)
Additional paid-in capital	192	16
Accumulated deficit	(91,658)	(80,883)

Total stockholders’ equity	4,275	14,797

Total liabilities and stockholders’ equity	$88,132	$101,951

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Revenue	$11,793	$13,138	$23,778	$26,171
Costs of revenue	9,789	10,721	20,001	21,507
Impairment of flight asset	6,283	—	6,283	—

Gross profit	(4,279)	2,417	(2,506)	4,664

Operating expenses:
Selling, general and administrative	2,655	2,269	4,935	4,235
Research and development	133	8	211	16
Recovery related to Research Double Module	—	—	—	(8,244)

Total operating expenses	2,788	2,277	5,146	(3,993)

Income (loss) from operations	(7,067)	140	(7,652)	8,657
Interest expense	(1,852)	(1,428)	(3,260)	(2,886)
Interest and other income, net	63	39	172	81

Income (loss) before income taxes	(8,856)	(1,249)	(10,740)	5,852
Income tax expense	—	—	(32)	(142)

Net income (loss)	$(8,856)	$(1,249)	$(10,772)	$5,710

Income (loss) per share:
Net income (loss) per share – basic	$(0.70)	$(0.10)	$(0.85)	$0.45

Shares used in computing net income (loss) per share – basic	12,718,242	12,609,863	12,694,909	12,592,044

Net income (loss) per share – diluted	$(0.70)	$(0.10)	$(0.85)	$0.40

Shares used in computing net income (loss) per share – diluted	12,718,242	12,609,863	12,694,909	14,200,519

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended December 31,
	2005	2004
		(As Restated)
Cash flows from operating activities
Net income (loss)	$(10,772)	$5,710
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	176	—
Impairment and loss on asset sales	6,283	29
Recovery of non-recurring charge, Research Double Module	—	(8,244)
Depreciation and amortization, including deferred debt issuance	2,924	2,689
Write-off of debt placement fees	591	—
Recognition of deferred gain	(111)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	3,473	(231)
Increase in prepaid expenses and other current assets	(454)	(462)
(Increase) decrease in other assets	(183)	856
(Decrease) increase in deferred revenue	3	(4,597)
Decrease in accounts payable, accounts payable-EADS, accrued interest, and accrued expenses	(2,817)	(2,727)
Increase in accrued subcontracting services and other	708	815
Decrease in long-term accrued contract costs and other liabilities	(69)	(108)

Net cash used in operating activities	(248)	(6,270)

Cash flows from investing activities
Payments for flight assets under construction	—	(62)
Purchases of property, equipment and leasehold improvements, net of reimbursements	(1,340)	(524)
Proceeds received from sale of property and equipment	—	15
Proceeds from contract indemnification	—	8,244
Sale of short-term investments	—	547
Increase in restricted cash	(1,580)	(128)

Net cash provided by (used in) investing activities	(2,920)	8,092

Cash flows from financing activities
Borrowings under revolving loan payable, net	—	(1,445)
Payment of mortgage loan	(1,013)	(959)
Increase in deferred financing costs	(1,927)	—
Proceeds from issuance of common stock, net of expenses	77	76

Net cash used in financing activities	(2,863)	(2,328)

Net change in cash and cash equivalents	(6,031)	(506)
Cash and cash equivalents at beginning of period	7,327	506

Cash and cash equivalents at end of period	$1,296	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Incorporated in 1984, SPACEHAB is the first company to commercially develop, own and operate pressurized space habitat modules that serve the international community in supporting both manned and unmanned missions to space. Today, SPACEHAB is the leading provider of access to space, supporting research and cargo needs of commercial and government users alike. SPACEHAB and its subsidiaries provide the following services:

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

Through our SPACEHAB Flight Services (“SFS”) business unit, we own pressurized space habitat modules which are carried in the cargo bay of the space shuttle to provide capacity and workspace for cargo and research payloads, and provide unpressurized cargo carriers that also are carried in the cargo bay of the space shuttle for payloads such as International Space Station (“ISS”) spare and component parts. The need for our modules and integrated cargo carriers (“ICCs”) depends on the specific requirements of each space shuttle mission. When our equipment is used on a space shuttle mission we provide the mission integration and operations support required to successfully configure, load, operate and ultimately unload our modules and/or ICCs. We also solicit research payloads worldwide for space shuttle missions when space is available on our modules beyond the National Aeronautics and Space Administration’s (“NASA’s”) requirements and have provided similar research payload marketing for the Russian Progress spacecraft and the European automated transfer vehicle (“ATV”). Through December 31, 2005, our modules and ICCs have flown on 19 missions on the space shuttle, including 13 logistics missions (six to the International Space Station and seven to the Russian space station Mir).

We provide commercial spacecraft processing facilities and services through our wholly-owned subsidiary, Astrotech Space Operations, Inc. (“Astrotech” or “ASO”). Astrotech is a commercial provider of ground processing services in the United States, supplying the facilities and services used in the launch preparation of spacecraft. We serve payload customers launching on a wide range of expendable launch vehicles including Atlas, Delta, Pegasus, Sea Launch, and Taurus, as well as secondary payloads flown on the space shuttle. In fiscal year 2002, we completed construction of a state-of-the-art processing facility in Titusville, Florida to process larger five-meter class satellites and payload fairings for the Evolved Expendable Launch Vehicle (“EELV”) programs. With more than 230 spacecraft processed, ASO diversifies our customer base and broadens our core competencies.

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

Space Media, Inc. (“SMI”), a majority-owned subsidiary intended to create proprietary space-themed content for education and commerce, provides the space enthusiast with a variety of services. These services range from outfitting a comprehensive space exhibit to providing astronaut appearances and product endorsements and include an online retailing outlet, TheSpaceStore.com. This website and retail store, adjacent to NASA’s Johnson Space Center in Houston, offers nearly 1,200 products, including distinctive and personalized gifts, clothing, mission patches, and more.

2. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and its subsidiaries as of December 31, 2005, and the results of its operations and cash flows for the periods ended December 31, 2005 and 2004. However, the condensed consolidated financial statements are unaudited and do not include all related footnote disclosures.

The consolidated results of operations for the three and six month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the full year. Our results of operations typically fluctuate significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements appearing in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005.

Our cash as of December 31, 2005 was approximately $3.8 million, of which $2.5 million is subject to certain restrictions. Management believes that we have sufficient liquidity, including cash, advances available under our revolving credit facility, and cash anticipated or expected to be generated from operations to fund ongoing operations. We also expect to utilize existing cash and cash anticipated from future operations for research and development activities, and for new business initiatives.

3. Earnings per Share

The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three and six month periods ended December 31, 2005 and 2004 (in thousands, except share and per share data):

	Three months ended December 31, 2005			Three months ended December 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS:
Income (loss) available to common stockholders	$(8,856)	12,718,242	$(0.70)	$(1,249)	12,609,863	$(0.10)

Diluted EPS:
Income (loss) available to common stockholders	$(8,856)	12,718,242	$(0.70)	$(1,249)	12,609,863	$(0.10)

	Six months ended December 31, 2005			Six months ended December 31, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Income available to common stockholders	$(10,772)	12,694,909	$(0.85)	$5,710	12,592,044	$0.45
Effect of dilutive securities:
Options and warrants, using the treasury stock method	—	—	—	—	275,141	—
Convertible preferred shares	—	—	—	—	1,333,334	—

Diluted EPS:
Income available to common stockholders	$(10,772)	12,694,909	$(0.85)	$5,710	14,200,519	$0.40

Convertible subordinated notes payable outstanding as of December 31, 2005, convertible into 756,404 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the three months and six months ended December 31, 2005 and 2004, as the conversion price of the convertible notes payable per share was greater than the average market price of the common shares during the periods.

Senior convertible notes payable outstanding as of December 31, 2005 due 2010 convertible into 35,296,000 shares of common stock at $1.50 per share, which include a mandatory conversion feature once the Company’s stock price reaches $1.95 per share, have not been included in the computation of diluted EPS for the three months ended December 31, 2005 as the conversion price(s) of the convertible notes payable per share were greater than the average market price of the shares during the period.

Options to purchase 1,602,786 shares of common stock outstanding at December 31, 2005 were not included in diluted EPS for the three months ended December 31, 2005 as they were anti-dilutive to our net loss. The options expire between April 25, 2006 and August 3, 2015.

Options to purchase 1,602,786 shares of common stock outstanding at December 31, 2005 were not included in diluted EPS for the six months ended December 31, 2005 as they were anti-dilutive to our net loss. The options expire between April 25, 2006 and August 3, 2015.

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

4. Revenue Recognition

Our business units’ revenue is derived primarily from long-term contracts with the U.S. Government, U.S. Government contractors, and commercial customers. Revenue under these contracts is recognized using the methods described below. Estimating future costs and, therefore, revenues and profits is a process requiring management judgment. Management bases its estimate on historical experience and on various assumptions that are believed to be reasonable under the circumstances including the negotiation(s) of equitable adjustment(s) on the Cargo Mission Contract (“CMC”) contract that are added to the contract as pricing amendment(s) due to delay(s) in the space shuttle launch schedule. Costs to complete include, when appropriate, material, labor, subcontracting costs, lease costs, commissions, insurance and depreciation. Our business segment personnel perform periodic contract status and performance reviews. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period that the change in estimate occurs.

The Company, from time to time, makes expenditures for specific enhancements and/or additions to its facilities as required by certain contracts where the customer agrees to reimburse the Company for all or substantially all of such expenditures. The Company accounts for such reimbursements as a reduction in the cost of such investments and recognizes any excess of such reimbursements over the required investment as revenue.

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

Support for STS-121, 116 and 118 continues under a subcontract with Lockheed Martin Corporation (“Lockheed Martin”), effective February 1, 2004. Revenues for the Lockheed Martin subcontract are being accounted for under the percentage-of-completion method based on costs incurred over the period of the agreement. On January 20, 2006 NASA announced a target of no earlier than May 2006 for the next space shuttle mission launch, STS-121. We expect the delay of this and other missions to have a marginal impact on our revenues and margins over the coming months as we continue the mission specific work and receive revenue for our asset maintenance fees.

5. Statements of Cash Flows - Supplemental Information

(a)	Cash paid for interest costs was $3.0 million and $2.7 million for the six months ended December 31, 2005 and 2004, respectively. We did not capitalize any interest costs during the six months ended December 31, 2005 or 2004. During the six months ended December 31, 2005 there was $0.6 million of non-cash charges due to the acceleration of debt placement fees related to the convertible subordinated notes. The bond exchange of $52,944,000 of 8% convertible subordinated notes for 5.5% of senior convertible notes was an exchange of notes which resulted in no cash inflow or outflow for the Company.

(b)	For the six month period ending December 31, 2004 we filed an amended 10-Q with the SEC on July 20, 2005 that restated the statement of cash flows for the period ended December 31, 2004. This restatement was done to present the $8.2 million received from NASA for the loss of our RDM as cash inflows from investing activities instead of operating activities.

(c)	We paid no income taxes for the six months ended December 31, 2005 and paid an insignificant amount of income taxes for the period ended December 31, 2004.

6. Credit Facilities

On February 11, 2005 we entered into a revolving credit facility with a bank providing for loans up to $5.0 million secured by our accounts receivable. Funds available under the revolving credit facility are limited to 80% of eligible accounts receivable and we are subject to various financial and other covenants including a minimum tangible net worth covenant, a cash flow coverage covenant, and a secured debt coverage covenant. The facility provides that we must secure advances with cash balances if the required tangible net worth or cash flow ratio are not met. As of December 31, 2005 there have been no borrowings under this revolving credit facility, although we posted a restricted cash balance of $2.0 million. The revolving credit facility terminated on February 11, 2006. The Company is currently negotiating a renewal of this revolving credit facility.

Our Astrotech subsidiary has a mortgage loan with a financial institution for our Spacecraft Processing Facility (“SPF”) expansion project in Titusville, Florida. The loan agreement matures in January 2007 and bears interest at 5.5%. For the six months ended December 31, 2005, approximately $1.0 million was repaid and the outstanding balance was $2.7 million as of December 31, 2005.

7. Segment Information

Based on our organization, we operate in four business segments: SFS, Astrotech, SGS, and SMI. SFS was founded to commercially develop space habitat modules that operate in the cargo bay of the space shuttles. SFS provides access to the modules and integration and operations support services for both NASA and commercial customers. Astrotech provides payload processing facilities and services to serve the spacecraft manufacturing and launch services industry. SGS is primarily engaged in providing engineering services and products to the Government including NASA. SMI was established to develop space-themed commercial business activities.

Our chief operating decision maker utilizes both revenue and income (loss) before income taxes, in assessing performance and making overall operating decisions and resource allocations.

Three Months Ended December 31,

2005 (in thousands):

	Revenue	Income (Loss) Before Income Taxes	Net Fixed Assets	Depreciation And Amortization
SFS	$7,029	$(6,204)	$17,761	$841
Astrotech	3,210	1,114	45,353	535
SGS	1,260	70	—	—
SMI	294	6	—	—
Corporate and Other	—	(3,842)	672	211

	$11,793	$(8,856)	$63,786	$1,587

Three Months Ended December 31,

2004 (in thousands):

	Revenue	Income (Loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SFS	$8,701	$1,345	$30,898	$698
Astrotech	2,510	354	46,335	519
SGS	1,619	297	61	7
SMI	308	32	—	—
Corporate and Other	—	(3,277)	304	83

	$13,138	$(1,249)	$77,598	$1,307

Six Months Ended December 31,

2005 (in thousands):

	Revenue	Income (Loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SFS	$15,525	$(4,863)	$17,761	$1,499
Astrotech	5,189	983	45,353	1,066
SGS	2,547	140	—	—
SMI	517	8	—	—
Corporate and Other	—	(7,008)	672	359

	$23,778	$(10,740)	$63,786	$2,924

Six Months Ended December 31,

2004 (in thousands):

	Revenue	Income (Loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SFS	$18,344	$11,492	$30,898	$1,396
Astrotech	4,222	123	46,335	1,031
SGS	3,157	525	61	13
SMI	448	11	—	—
Corporate and Other	—	(6,299)	304	175

	$26,171	$5,852	$77,598	$2,615

8. Common Stock Options and Stock Purchase Plans

We grant options to employees and directors utilizing three shareholder-approved plans.

Non-qualified Options

Non-qualified options are granted at the sole discretion of the Board of Directors. Prior to the adoption of the 1994 Stock Incentive Plan (the “1994 Plan”), stock options granted to certain officers and employees were part of their employment contract or offer. The number and price of the options granted were defined in the employment agreements and such options vest incrementally over a period of four years and generally expire within ten years of the date of grant.

The 1994 Plan

Under the terms of the 1994 Plan, the number and price of the options granted to employees is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant.

The Directors’ Stock Option Plan

Each new non-employee director receives a one-time grant of an option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value on the date of grant. In addition, effective as of the date of each annual meeting of our stockholders, each non-employee director who is elected or continues as a member of the Board of Directors of the Company shall be awarded an option to purchase 5,000 shares of common stock. Options under the Director’s Plan vest after one year and expire seven years from the date of grant.

1997 Employee Stock Purchase Plan

We adopted an employee stock purchase plan that permits eligible employees to purchase shares of Common Stock of the Company at prices no less than 85% of the current market price. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 10% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole and fractional shares of Common Stock determined by dividing the contribution account’s balance by the lesser of 85% of the price of a share of Common Stock on the first day of the quarter or the last day of a quarter. The number of shares of Common Stock that may be purchased under the plan is 1,500,000. Employees purchased an aggregate of 82,937 shares at an average price of $0.78 during the six-month period ended December 31, 2005. The shares purchased under this plan are considered compensatory for accounting and reporting purposes. (See Statement of Financial Accounting Standard No. 123R below).

Space Media, Inc. Stock Option Plan

During the year ended June 30, 2000, Space Media, Inc., a majority owned subsidiary of us, adopted an option plan (“SMI Plan”) for employees, officers, directors and consultants of SMI. Under the terms of the SMI Plan, 1,500,000 shares have been reserved for future grants for which the number and price of the options granted is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant.

Prior to July 1, 2005, we applied the provisions of Accounting Principles Board Opinion (“APB”) No. 25 and its related interpretations to account for stock options. Under APB No. 25 and its related interpretations, we did not recognize any associated compensation expense related to stock options. If compensation expense associated with these plans was determined in accordance with SFAS No. 123, our net earnings and earnings per share for the three month and six months periods ended December 31, 2004, respectively, would have been as follows:

SPACEHAB, Inc.

Notes to Condensed Consolidated Financial Statements

	Three Months Ended December 31,	Six Months Ended December 31,
(Unaudited)	2004	2004
Net income (loss), as reported	$(1,249)	$5,710
Deduct effect of stock option based employee compensation, net of tax effects:
Employee Stock Purchase Plan	(5)	(9)
Incentive Stock Plan	(55)	(87)

Pro forma net earnings	(1,309)	5,614
Earnings per share, as reported:
Diluted	$(0.10)	$0.40
Basic	$(0.10)	$0.45
Pro forma earnings per share:
Diluted	$(0.10)	$0.40
Basic	$(0.10)	$0.45

The Black-Scholes option pricing model was used to calculate the estimated fair value of the options.

Statement of Financial Accounting Standard No. 123R

Effective July 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the Financial Accounting Standards Board (“FASB”) in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock–Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. Before adoption of SFAS No. 123R, pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003
Expected Dividend Yield	0%	0%	0%
Expected Volatility	1.00	1.00	.50
Risk-Free Interest Rates	3.7%	3.84%	5.63%
Expected Option Life (in years)	7	7	7

Results of prior periods do not reflect any restated amounts and we had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. Our policy is to recognize compensation for awards with only service conditions and a graded vesting schedule on a straight line basis over the requisite service period for the entire award.

The adoption of SFAS No. 123R decreased our first quarter and second quarter of fiscal year 2006 reported operating income, income before income taxes and reported net income by $87,000 and $89,000, respectively, with no impact on either basic or diluted net income per share. The expense, before income tax effect, is reflected in general and administrative expense. Our adoption of SFAS No. 123R did not affect operating income, income before income taxes, net income, cash flow from operations, cash flow from financing activities, and basic and diluted net income per share in the comparable first and second quarters of fiscal year 2005.

The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model, which determines inputs as shown in the following table. Because of differences in option terms and historical exercise patterns among the plans, we have segregated option awards into two homogenous groups for the purpose of determining fair values for its options. Valuation assumptions are determined separately for the two groups which represent, respectively, the 1994 Stock Incentive Plan and the Director’s Stock Option Plan. The assumptions are as follows:

We estimated volatility using our historical share price performance over the last ten years. Management considered the guidance in SFAS No. 123R and believes the historical estimated volatility is materially indicative of expectations about expected future volatility.

We use the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the first six months of fiscal 2006.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

The expected dividend yield is based on our current dividend yield and the best estimate of projected dividend yield for future periods within the expected life of the option.

	Quarter Ended September 30, 2005	Quarter Ended December 31, 2005

Dividend yield	0.00%	0.00%
Volatility	1.70	1.68
Risk-free interest rate	4.25%	4.31%
Expected life (in years)	6.25	4

A summary of our stock option activity as of December 31, 2005 and changes during the first six months of fiscal year 2006 are presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2005	1,815,240	$3.80	5.32	$—
Granted	242,000	$1.35	—	$—
Exercised	(17,000)	$0.87	—	—
Forfeited/Expired	(437,454)	$5.58	—	—
Outstanding at December 31, 2005	1,602,786	$3.68	6.01	$—
Exercisable	1,067,786	$2.97	6.01	$—

The weighted-average grant-date fair value of options granted during the first six months of fiscal year 2006 was $1.30 per share. The intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the first six months of fiscal year 2006 was $0.0. As of December 31, 2005, there is $412,190 of unamortized expense related to the Company’s stock option plans.

During the first six months of fiscal year 2006, cash received from options exercised was $14,780.

9. Related Party Transactions

We engaged in certain transactions with directors, executive officers, shareholders and certain former officers during the three months ended December 31, 2005. Following is a description of these transactions:

EADS Space Transportation

Dr. Graul, a member of SPACEHAB’s Board of Directors, is the Executive Vice President for EADS Space Transportation (“EADS”). EADS provides unpressurized payload and integration efforts to SPACEHAB on a fixed-price basis in addition to providing engineering services as required. For the three months ended December 31, 2005 and 2004, EADS’s payload and integration services included in cost of revenue were approximately $2.4 million and $2.9 million, respectively.

V.J.F. Russian Consulting

On January 30, 2004 we entered into a subcontract agreement with V.J.F. Russian Consulting. The president of V.J.F. Russian Consulting, Vladimir Fishel, is a former Vice President of SPACEHAB who at the time of entering into a part-time employment agreement for other consulting activities was receiving severance payments from us on a part-time employment arrangement for other consulting activities. The services being provided under the subcontract agreement (valued at $2.6 million) is in support of a contract we have with the Mitsubishi Corporation in support of Japan Aerospace Exploration Agency (“JAXA”). During the six months ended December 31, 2005 and 2004, the amounts paid were $0.1 million and $0.6 million, respectively.

On June 1, 2004 we entered into a consulting agreement with V.J.F. Russian Consulting for:

(1)	Marketing and promotion of SPACEHAB capabilities and services to Rocket Space Corporation-Energia (“RSC Energia”), the Russian Federation Space Agency, and other Russian entities involved in the exploration and development of space;

(2)	Supporting and assisting us in the negotiation of service contracts and agreements between Russian entities; and

(3)	Providing technical expertise and services in support of our activities, under contracts with Russian entities.

Total commitments under the consulting agreement are $0.3 million, of which $0.1 million was paid in the three months ended December 31, 2005 and for the three months ended December 31, 2004.

Daniel A. Bland

On June 27, 2005 we entered into an agreement with Daniel A. Bland whereas Mr. Bland will provide consulting services to us. The initial term of the agreement began July 2, 2005 and ends July 1, 2006 with additional optional periods of six months each until terminated by either party by notifying the other party of such termination at least thirty days prior to the end of the initial term or any subsequent term. We will pay Mr. Bland a retainer fee at the rate of $6,000 per month. In addition, in any month that Mr. Bland works over fifty hours in a month, he shall be paid at a rate of $125 per hour worked. Mr. Bland retired as Senior Vice President of our SPACEHAB Flight Services business unit as of June 30, 2005. During the three months ended December 31, 2005, we paid Mr. Bland $18,000.

John B. Satrom

On January 1, 2006 we entered into an optional period agreement with John B. Satrom pursuant to which Mr. Satrom will continue to provide consulting services to us for the six month period starting January 1, 2006 and ending June 30, 2006. The initial term of the agreement began August 15, 2005 and ended December 31, 2005, with additional optional periods of six months each until terminated by either party by notifying the other party of such termination at least thirty days prior to the end of the initial term or any subsequent term. Mr. Satrom will be paid $125 for each hour worked. Mr. Satrom resigned as Senior Vice President and General Manager of our Astrotech Space Operations business unit effective August 12, 2005. During the three months ended December 31, 2005, we did not make any payments to Mr. Satrom as the payment of $22,500 was deferred until January 2006.

10. Recent Accounting Pronouncement

In May 2005 the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt this Statement beginning July 1, 2006. Currently we are not aware of any financial impact the adoption of this statement will have on our consolidated financial statements.

11. Bond Exchange – Senior Convertible Notes

On November 22, 2005 we issued $52,944,000 of 5.5% senior convertible notes due 2010 and convertible into shares of the Company’s common stock at a per share price of $1.50 which include a mandatory conversion feature once the stock price reaches $1.95 per share for twenty consecutive days. The 5.5% senior convertible notes will accrue interest from the issue date at a rate of 5.5% per year. We will pay interest on the exchange notes semi-annually on each April 15 and October 15. The senior convertible notes are convertible into 35,296,000 shares of common stock.

The remaining convertible subordinated notes payable of $10,306,000 are convertible into 756,404 shares of common stock at $13.625 per share. As a result of converting substantially all of these notes, we wrote-off $0.6 million of debt placement fees associated with the original issuance of these notes. The subordinated convertible notes accrue interest at 8% annually, paid semiannually, and mature in October 2007.

12. Asset Write Down

During the quarter ended December 31, 2005 NASA revised the flight manifest for the ISS build out for which funding was approved and signed into law on December 30, 2005. As a result, we have written down the SFS Flight Unit 3 module asset as it has been determined that the asset is unlikely to generate significant future cash flows and revenue. We believe it is more likely for NASA to simply utilize the Flight Unit 2 module plus ICC combination for future missions under the revised manifest and related funding approved by Congress in December 2005. Therefore, we have found it necessary to write down Flight Unit 3 to a salvage value of $0.1 million resulting in a cost of revenue expense of $6.3 million for the quarter ended December 31, 2005. The $6.3 million is included in cost of revenue for the SFS segment because costs associated with the use of this asset, including depreciation expense, have historically been recorded here.

13. Accounting Change in Estimate – Depreciation

Effective October 1, 2005 we have changed our depreciable lives used to depreciate our SFS flight assets from being fully depreciated by June 2016 to being fully depreciated by December 2010. We have reviewed the latest NASA planning manifest schedule for the shuttles and the manifest carries the scheduled shuttle flights out to 2009 with an additional one year period for mission delays. Our analysis has taken into consideration the association of our assets to the shuttle fleet based on the fact that our assets have been designed to fly on the shuttles, and the revenue generated from the assets is directly related to the NASA shuttle missions. The shuttle retirement could occur at an earlier or later date which would accelerate the depreciation recognized upon revision of the useful life.

The net impact on income of this change in depreciable life of the applicable flight assets was a $0.2 million increase to depreciation expense as a result of reducing the life of the assets to 2010 for the three month period ended December 31, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the unaudited consolidated financial statements and the notes thereto included in this report.

OVERVIEW

This document may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including (without limitation) statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources.” Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. In addition to those risks and uncertainties discussed herein, such risks and uncertainties include, but are not limited to, whether we will fully realize the economic benefits under our NASA and other customer contracts, continued utilization by NASA and others of our habitat modules and related commercial space assets, completion of the ISS, continued availability and use of the U.S. space shuttle system, technological difficulties, product demand and market acceptance risks, the effect of economic conditions, uncertainty in government funding and the impact of competition, delays and uncertainties in future space shuttle and ISS programs, uncertainties related to the Government’s commitment to President Bush’s Vision for Space Exploration, and resolution of our claims against NASA arising from the loss of its Research Double Module (“RDM”) on the Columbia orbiter during the STS-107 mission.

In the midst of great change within the global space services industry, our priority is on sustaining our reputation for innovation and technical excellence, securing new business, forging strategic partnerships, and expanding our core capability. We continue to focus, with great intensity, on business fundamentals to maintain our reputation as an affordable, capable, and dependable supplier of commercial space services while generating profit and attaining the success we seek in a highly competitive industry.

We are conducting a detailed market assessment of the commercial and government markets identifying specific customer space access requirements. We are preparing for major NASA contract solicitations in support of their commercial ISS resupply requirements and procurements associated with the vision for space exploration. As part of this preparation, we are also developing a family of rocket-launched spacecraft, known as Apex, to accommodate delivery and return of pressurized and unpressurized cargo to and from ISS, and provide space and spacecraft services for space-based research, technology development, and mission operations across the full spectrum of science, exploration, commercial, and defense applications. The Apex modular, multipurpose spacecraft system includes a variety of configurations, sized to perform a range of missions, from small payload services platforms and advanced technology demonstrator, to cargo transport to and from the ISS and other destinations throughout the solar system. The Apex spacecraft are designed for a recoverable reentry to allow the payload owner or operator to get back their costly flight hardware, cargo item, or experiment results.

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

Business Segments

Following is a brief discussion of each of our four business segments, including a list of key factors that have affected, and are expected to continue to affect, their respective earnings and cash flows. We also present a brief discussion of our corporate-level expenses along with a summary of our current liquidity position and items that could impact our liquidity position in fiscal year 2006 and beyond. This “Overview” section is merely a summary and should be read together with the remainder of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the audited consolidated financial statements, including the notes thereto, and the other information included in our Form 10-K/A for the fiscal year ended June 30, 2005.

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

The primary factors impacting our SFS earnings and cash flows are the number of space shuttle missions flown and the configuration of the cargo handling and research logistics required for each mission. Our revenues and earnings, if any, from each mission are dependent upon the space assets required in the cargo or research logistics configuration and the mission support services required to employ those assets. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business unit include:

•	Congress’ funding for NASA and the allocation of that funding to ISS operations and space shuttle cargo missions

•	The flight schedule of the U.S. Space Shuttle

•	The role of international space research projects flying on future space shuttle and on Russian and European Space Agency missions

•	The growth of space exploration programs within NASA and NASA’s commitment to the Nation’s Vision for Space Exploration regarding enhancement of the role of commercial enterprise in space exploration programs

•	Our ability to control our capital expenditures, particularly those for spare or replacement parts for space assets

•	Our ability to realize our investments in capital expenditures

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

Corporate and Other. Significant items potentially impacting future earnings and cash flows include:

•	The cost to pursue and any ultimate settlement of our complaint against NASA for indemnification of our losses on the Space Shuttle Columbia mission and/or our Tort Complaint

•	Income taxes, with respect to which we currently only pay alternative minimum tax and minimal state income taxes; income taxes will also be impacted by our ability to realize our significant deferred tax assets, including loss carry forwards

Liquidity. As of December 31, 2005 we had cash on hand of $3.8 million of which $2.5 million is restricted. Of the $2.5 million of restricted cash, $2.0 million is restricted under our $5.0 million revolving credit facility and $0.5 million is restricted for our mortgage loan payable. Our $5.0 million revolving credit facility had no outstanding borrowings as of December 31, 2005. Our note exchange transaction consummated in November 2005 exchanged $52.9 million of our old 8% notes for new notes bearing interest at 5.5% reducing our cash interest requirement by $1.3 million annually. Our ability to maintain sufficient liquidity in the future will depend on a number of factors including our ability to capitalize on new business opportunities, control our costs and manage capital expenditures, the return to flight of the space shuttle, and the continued activity in the commercial and governmental satellite launch industry.

We expect that our operating cash flows through fiscal year 2006 will be sufficient to satisfy our capital expenditures, debt maturities, interest expenses, and operating commitments. In February 2005 we entered into a $5.0 million revolving credit facility with a bank. This revolving credit facility is secured by our accounts receivable and is subject to various financial and other covenants, including a minimum tangible net worth covenant, a cash flow covenant, and a secured debt coverage covenant. The facility provides that advances must be secured with cash balances if the tangible net worth or cash flow covenant are not met. At December 31, 2005 $2.0 million of cash is classified as restricted. This revolving credit facility terminated on February 11, 2006. The Company is currently negotiating a renewal of this revolving credit facility.

Over the longer term we believe that the space shuttle’s return to flight and the President’s Vision for Space Exploration will lead to increased activity and related cash flows from operations for our SFS business segment. We expect additions to our contract with Lockheed Martin for ISS configuration hardware and contract additions in our satellite processing business, reflecting increased activity in the space exploration and commercial satellite industries. However, there can be no assurance that the space shuttle will return to flight in the near term or that we will be able to win future contracts with NASA, other national space agencies, or commercial space enterprises, or to successfully exploit other business opportunities. Failure to achieve such events would have a material adverse effect on our financial condition and results of operations and could adversely affect our ability to redeem our subordinated convertible notes when they mature in October 2007 and our senior subordinated convertible notes in October 2010. See “—Liquidity and Capital Resources” for further information on our liquidity.

Revenue

Our revenue for the six months ended December 31, 2005 and 2004 was generated primarily from the Lockheed Martin CMC subcontract and contracts with related commercial customers in the SFS segment; the PI&C contract in the SGS segment; and our contract with Lockheed Martin in the Astrotech segment and other commercial satellite providers. Revenue for SMI was immaterial for the six months ended December 31, 2005 and 2004. During the period, there were shuttle and satellite launch delays that affected planned revenue that is expected to materialize in the upcoming months in our Astrotech and SFS business units.

Our SFS business segment is supporting NASA’s return-to-flight activities and is continuing operations in preparation for shuttle missions including STS-121, 116 and 118 (in order of their anticipated flight sequence). For STS-121 we are scheduled to provide our non-deployable unpressurized carrier to NASA under our CMC subcontract with Lockheed Martin for transport of several critical ISS Orbital Replacement Unit (“ORU”) spares. Our patented module and ICC is scheduled for use on both the STS-116 and 118 missions. For the STS-118 mission, the ICC has been modified to serve as a deployable pallet which will be permanently attached to the ISS and serve as a commercially-provided space parts warehouse.

In January 2004 we initiated activity under the Japanese Experiment Thermal Incubator Service (“JETIS”) contract with the Mitsubishi Corporation, representing JAXA that was entered into in 2000 and originally scheduled to fly aboard our RDM. Subsequent to the suspension of the space shuttle flights and destruction of the RDM, we contracted for construction of certain space research equipment and for research space aboard the ISS and up to three Russian Progress cargo missions with V.J.F. Russian Consulting, representing RSC-Energia, a major Russian aerospace manufacturer and mission operator. All three cargo missions have been successfully launched as of December 31, 2005.

Astrotech derives its revenue by providing support necessary for its customers to successfully process their spaceflight hardware for launch, including advance planning; use of unique facilities; and spacecraft checkout, encapsulation, fueling, transport, and remote control through launch. During the quarter we were awarded a new NASA mission, THEMIS, under our indefinite-delivery, indefinite-quantity (“IDIQ”) contract with NASA. THEMIS joins the STEREO and Dawn spacecraft, all of which are in the launch processing queue preparing to visit Astrotech’s extensive facilities in Titusville, Florida. For this contract Astrotech is making facility and equipment improvements that will be reimbursed by NASA as they are completed.

During the quarter ended December 31, 2005 the Inmarsat-4 communications satellite successfully launched from the Odyssey Launch Platform. Astrotech provided payload processing and facilities management support for this Sea Launch program at the Home Port facilities in Long Beach, California under a long-term contract with Sea Launch Company LLC. Inmarsat-4 is designed to provide high-speed mobile service to people throughout the Americas. It is one in a series of satellites supporting the Broadband Global Area Network for high-speed delivery of Internet and intranet content and solutions, video-on-demand, videoconferencing, fax, e-mail, phone and LAN access.

SPACEHAB Government Services continues its support of NASA’s ISS program, with much of its revenue generated in the areas of configuration and data management supporting the final acceptance of space station hardware and software for NASA and the sixteen international partners. During the quarter ended December 31, 2005, NASA bestowed a 100% award fee evaluation score on the PI&C contract for which we are a subcontractor. We began work on the five-year contract in November 2003 as a subcontractor to the ARES Corporation. NASA has the option to issue two one-year contract options that could expand the overall contract to seven years.

During the three and six months ended December 31, 2005, deferred revenue increased by $0.2 million and an insignificant amount, respectively. This is as a result of us receiving cash or an increase in accounts receivable for contractual billings on contracts that we have not performed the work under as of the end of the current period.

Management expects reductions in deferred revenue through the next twelve months that will result in revenue recognition on contracts for which the related cash was received in a prior period.

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

During the quarter ended December 31, 2005 NASA revised the flight manifest for the ISS build out for which funding was approved and signed into law on December 30, 2005. As a result, we have written down the SFS Flight Unit 3 module asset as it has been determined that the asset is unlikely to generate significant future cash flows and revenue. We believe it is more likely for NASA to simply utilize the Flight Unit 2 module plus ICC combination for future missions under the revised manifest and related funding approved by Congress in December 2005. Therefore, we have found it necessary to write down Flight Unit 3 to a salvage value of $0.1 million resulting in a cost of revenue expense of $6.3 million for the quarter ended December 31, 2005. The $6.3 million is included in cost of revenue for the SFS segment because costs associated with the use of this asset, including depreciation expense, have historically been recorded here.

During the three months ended December 31, 2005, we revised the estimated useful lives of our space flight assets, which are a component of property and equipment, from a period ending of June 30, 2016 to a period ending of December 31, 2010. This revision was based on current available information from NASA and their current planning manifest which contains 19 remaining flights for the space shuttle. The funding for the revised manifest was approved by Congress in December 2005. The shuttle retirement could occur at an earlier or later date, which would change the depreciation recognized upon revision of the estimated useful life. See Note 13 for further explanation of the change in depreciable lives of our flight assets.

Non Recurring Recovery, RDM

On February 1, 2003 the RDM was lost in the STS-107 tragedy. The net book value of the RDM was $67.9 million, which, net of insurance proceeds of $17.7 million, was recognized as a loss in the third quarter of fiscal year 2004. The $8.0 million plus interest of $0.2 million paid by NASA as indemnification for our loss of the RDM is recognized as a recovery of previously recognized loss in the quarter ended September 30, 2004. We continue to pursue additional recoveries from NASA through a contractual complaint and a tort complaint. At this time we do not plan to replace the RDM. Our SFS business segment has two additional modules and other flight assets available to support current NASA requirements. They will both be available but we think a single module is best suited for NASA’s future needs. The shuttle is currently scheduled to return to flight no earlier than May 2006.

RESULTS OF OPERATIONS

For the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.

Revenue. Revenue decreased approximately 10% to $11.8 million as compared to $13.1 million for the three months ended December 31, 2005 and 2004, respectively (in millions).

	Three Months Ended December 31,		Dollar	Percent
	2005	2004	Change	Change
SPACEHAB Flight Services	$7.0	$8.7	$(1.7)	(20)%
Astrotech Space Operations	3.2	2.5	0.7	30%
SPACEHAB Government Services	1.3	1.6	(0.3)	(19)%
Space Media	0.3	0.3	0.0	0%

	$11.8	$13.1	$(1.3)	(10)%

Revenue from the SFS business segment has been adversely affected by the temporary grounding of the shuttle fleet following the foam problem that resulted during the launch of the STS-114 mission in July 2005. This has caused planned fiscal year 2006 revenue to move out into fiscal year 2007 and beyond. Also, the JETIS program had minor contract activities for the three months ended December 31, 2005, whereas, in the same period last year, the program had its first launch and subsequent on-orbit activities. The following summarizes the significant items that affected the quarter ended December 31, 2005 as compared to the period ended December 31, 2004:

•	Decrease in revenue from External Stowage Platform 2 (“ESP2”) of $1.6 million due to the launch of STS-114 in July 2005

•	Decrease in revenue from the JETIS contract of $0.1 million due to the timing of the mission operations

•	Decrease in revenue from Concept Exploration and Refinement (“CE&R”) contract of $0.5 million that was started in the first quarter of fiscal year 2005 and completed in the first quarter of fiscal year 2006

•	Increase in revenue from STS-116, STS-118 and STS-121 under the CMC with Lockheed Martin of $0.2 million due to the missions getting closer to their anticipated launch dates and approved contract change orders that added scope and value to the missions

•	Other contract revenue increase of $0.3 million mainly due to our contract with EADS to provide a new ICC pallet to replace ESP2 that was permanently affixed to the space station during the STS-114 mission in July 2005

Revenue from our Astrotech business unit increased for the three months ended December 31, 2005 by $0.7 million as compared to the same three month period last fiscal year. This increase is primarily attributable to Astrotech receiving revenue for two guaranteed missions for calendar year 2006 under their Lockheed Martin satellite processing contract in the amount of $0.9 million, whereas for the same period last fiscal year, ASO only had revenue for one guaranteed mission.

The decrease in revenue at the SGS business segment is primarily due to the delivery of the Intravehicular Activity (“IVA”) handrails in the third quarter of fiscal year 2005. The following summarizes the significant items:

•	Revenue decrease of $0.2 million due to the delivery of the IVA handrails in the second quarter of fiscal year 2005

•	Revenue decrease of $0.1 million for the PI&C contract due to less contract activity for the three months ended December 31, 2005 as compared to the same period in last fiscal year

Cost of Revenue. Cost of revenue for the three months ended December 31, 2005 increased by 50% to approximately $16.1 million, as compared to $10.7 million for the prior year’s quarter (in millions).

	Three Months Ended December 31,		Dollar	Percent
	2005	2004	Change	Change
SPACEHAB Flight Services	$12.8	$7.3	$5.5	75%
Astrotech Space Operations	2.0	2.1	(0.1)	(5)%
SPACEHAB Government Services	1.1	1.2	(0.1)	(8)%
Space Media	0.2	0.1	0.1	100%

	$16.1	$10.7	$5.4	50%

Cost of revenue from the SFS business segment has been affected by the temporary grounding of the shuttle fleet due to the foam problem that occurred during the launch of STS-114 in July 2005. During the period ended December 31, 2005, we have written down the SFS Flight Unit 3 Module asset as a result of NASA’s revised flight manifest which was approved and signed into law on December 30, 2005. We have written the asset down by $6.3 million to a salvage value of $0.1 million which was determined by analyzing the scrap value of the asset. The following summarizes other significant items that affected the period ended December 31, 2005 as compared to the period ended December 31, 2004:

•	Decrease in cost of revenue of $1.3 million for ESP2 due to the launch of STS-114 in July 2005

•	Decrease in CE&R cost of revenue of $0.5 million that was started in the first quarter of fiscal year 2005 and completed in the first quarter of fiscal year 2006

•	Increase in cost of revenue, other than direct depreciation cost of revenue, for STS-116, STS-118 and STS-121 under the CMC with Lockheed Martin of $0.7 million due to the missions getting closer to their anticipated launch dates and contract change orders that added scope and value to the missions

•	Increase in direct depreciation expense of $0.2 million due to the change of depreciable lives of the flight assets from June 30, 2016 to December 31, 2010 to align with the end of the space shuttle life

•	Increase in cost of revenue of $6.3 million due to the write-down of our flight assets

•	Increased rent expense of $0.1 million due to the sale and subsequent lease-back of the SPACEHAB Payload Processing Facility during the fourth quarter of fiscal year 2005

Cost of revenue from our Astrotech business unit decreased for the three months ended December 31, 2005 by $0.1 million as compared to the same three month period last fiscal year. The decrease is mainly due to less customer required support during the period ended December 31, 2005 due to lower mission activity as compared to the same period last year. Cost did not increase consistent with revenue due to the $0.9 million guaranteed mission payment for which there was no incremental cost.

The decrease in costs of revenue of $0.1 million in the SGS business segment is primarily due to the delivery of the IVA handrails in the third quarter of fiscal year 2005.

Operating Expenses. Operating expenses increased to $2.8 million for the three months ended December 31, 2005 as compared to approximately $2.3 million for the three months ended December 31, 2004. Operating expenses were higher in the quarter ended December 31, 2005 compared to last year’s second quarter due primarily to an increase in professional and consulting services and in research and development and related costs. In the three months ended December 31, 2005, the Company recognized legal expenses of $0.3 million relating to its claims against NASA for loss of the RDM. Research and development expenses were higher for the three months ended December 31, 2005 as compared to the same quarter last fiscal year due to increased efforts on the Apex Program in the amount of $0.1 million.

Interest Expense. Interest expense was approximately $1.9 million for the three months ended December 31, 2005 as compared to approximately $1.4 million for the three months ended December 31, 2004. The increase in interest expense is primarily due to the write-off of $0.6 million of debt placement costs due to the conversion of $52.9 million of 8% convertible subordinated notes due October 2007 into 5.5% senior convertible notes due October 2010 during the three month period ended December 31, 2005.

Interest and Other Income. Interest income is earned on our short-term investments and our mortgage receivable due to the sale of our payload processing facility in our SFS segment. Interest and other income was not significant for the three months ended December 31, 2005 and December 31, 2004.

Income Taxes. Based on our projected effective tax rate for fiscal year 2006 and 2005, we recorded no tax expense for the three months ended December 31, 2005 and 2004.

Net Income (Loss). Net loss for the three months ended December 31, 2005 was approximately $8.9 million or $0.70 per share as compared to net loss of approximately $1.2 million or $0.10 per share for the three months ended December 31, 2004.

For the six months ended December 31, 2005 as compared to the six months ended December 31, 2004.

Revenue. Revenue decreased approximately 9% to $23.8 million as compared to $26.2 million for the six months ended December 31, 2005 and 2004, respectively (in millions).

	December 31, 2005	December 31, 2004	Dollar Change	Percent Change
SPACEHAB Flight Services	$15.5	$18.3	$(2.8)	(15)%
Astrotech Space Operations	5.3	4.2	1.1	26%
SPACEHAB Government Services	2.5	3.2	(0.7)	(22)%
Space Media	0.5	0.5	0.0	0%

	$23.8	$26.2	$(2.4)	(9)%

Revenue from the SFS business segment has been adversely affected by the temporary grounding of the shuttle fleet following the foam problem that resulted during the launch of the STS-114 mission in July 2005. This has caused planned fiscal year 2006 revenue to move out into fiscal year 2007 and beyond. Also, the JETIS program had minor contract activities for the six months ended December 31, 2005, whereas, in the same period last year, the program had its first launch and subsequent on-orbit activities. The following summarizes the significant items that affected this period ended December 31, 2005 as compared to the same period ended December 31, 2004:

•	Decrease in revenue from ESP2 of $3.6 million due to the launch of STS-114 in July 2005

•	Decrease in revenue from the JETIS contract of $1.6 million due to the timing of the mission operations

•	Decrease in revenue from the CE&R contract of $0.2 million that was started in the first quarter of fiscal year 2005 and completed in the first quarter of fiscal year 2006

•	Increase in revenue from STS-116, STS-118 and STS-121 under the CMC with Lockheed Martin of $2.1 million due to the missions getting closer to their anticipated launch dates and contract change orders that added scope and value to the missions

•	Other contract revenue increase of $0.5 million mainly due to our contract with EADS to provide a new ICC pallet to replace ESP2 that was permanently affixed to the space station during the STS-114 mission in July 2005

Revenue from our ASO business unit increased for the six months ended December 31, 2005 by $1.1 million as compared to the same six month period last fiscal year. This increase is primarily attributable to ASO receiving revenue for one additional guaranteed mission for calendar year 2006 under their Lockheed Martin satellite processing contract in the amount of $0.9 million. Also, during the six months ended December 31, 2005, ASO had launch delays for two missions that kept them in our facilities for the entire six month period. The launch delays were due to technical problems with the satellites and a Boeing workforce strike. These delays increased revenue by approximately $0.2 million for the six months ended December 31, 2005, as compared to the six month period ended December 31, 2004.

The decrease in revenue at the SGS business segment is primarily due to the delivery of the IVA handrails in the third quarter of fiscal year 2005. The following summarizes the significant items:

•	Revenue decrease of $0.3 million due to the delivery of the IVA handrails in the second quarter of fiscal year 2005

•	Revenue decrease of $0.2 million for the PI&C contract due to less contract activity for the three months ended December 31, 2005 as compared to the same period in last fiscal year

•	Other revenue decrease of $0.2 million

Costs of Revenue. Costs of revenue for the six months ended December 31, 2005 increased by 22% to approximately $26.3 million, as compared to $21.5 million for the prior year’s quarter (in millions).

	December 31, 2005	December 31, 2004	Dollar Change	Percent Change
SPACEHAB Flight Services	$19.8	$14.9	$4.9	33%
Astrotech	4.0	3.9	0.1	3%
SPACEHAB Government Services	2.2	2.5	(0.3)	(12)%
Space Media	0.3	0.2	0.1	50%

	$26.3	$21.5	4.8	22%

Cost of revenue from the SFS business segment has been affected by the temporary grounding of the shuttle fleet due to the foam problem that occurred during the launch of STS-114 in July 2005. This has caused project work to be delayed until later periods. During the period ended December 31, 2005, we have written down the SFS Flight Unit 3 Module asset as a result of NASA’s revised flight manifest which was approved and signed into law on December 30, 2005. We have written the asset down by $6.3 million to a salvage value of $0.1 million which was determined by analyzing the scrap value of the asset. The following summarizes other significant items that affected the period ended December 31, 2005 as compared to the period ended December 31, 2004:

•	Decrease in cost of revenue of $2.8 million for ESP2 due to the launch of STS-114 in July 2005

•	Decrease in CE&R cost of revenue of $0.3 million that was started in the first quarter of fiscal year 2005 and completed in the first quarter of fiscal year 2006

•	Decrease in labor costs of $0.4 million due to reassignment of personnel to selling, general and administrative activities

•	Increase in cost of revenue, other than direct depreciation cost of revenue, for STS-116, STS-118 and STS-121 under the CMC with Lockheed Martin of $1.9 million due to the missions getting closer to their anticipated launch dates and contract change orders that added scope and value to the missions

•	Increase in direct depreciation expense of $0.2 million due to the second quarter of 2005 change of depreciable lives of the flight assets from June 30, 2016 to December 31, 2010 to align with the end of the space shuttle life

•	Increase in cost of revenue of $6.3 million due to the write-down of our flight assets

•	Increased rent expense of $0.2 million due to the sale and subsequent lease-back of the SPACEHAB Payload Processing Facility during the fourth quarter of fiscal year 2005

•	Other cost of revenue decrease of $0.2 million primarily due to our contract with EADS to provide a new ICC pallet to replace ESP2 that was permanently affixed to the space station during the STS-114 mission in July 2005

Cost of revenue from our Astrotech business unit increased for the six months ended December 31, 2005 by $0.1 million as compared to the same six month period last fiscal year. The increase is mainly due to facility hurricane repairs and higher utility costs due to the increase in fuel costs during the period ended December 31, 2005 as compared to the same period last year. Costs did not increase consistent with revenue due to the $0.9 million guaranteed mission payments for which there was no incremental cost.

The decrease in costs of revenue of $0.3 million in the SGS business segment is primarily due to the delivery of the IVA handrails in the third quarter of fiscal year 2005.

Operating Expenses. Operating expenses increased to $5.2 million for the six months ended December 31, 2005 as compared to approximately $4.3 million, other than the recovery of a non-recurring charge for the loss of the RDM that was recorded for the period ended December 31, 2004, for the six months ended December 31, 2004. Operating expenses were higher for the period ended December 31, 2005 compared to last year’s six months due primarily to an increase in professional and consulting services, in research and development costs and an increase in SFS’s operating expenses by $0.4 million that was shifted from cost of revenue to operating expenses due to the start-up of Apex and other selling, general and administrative activities. In the six months ended December 31, 2005, we recognized legal expenses of $0.5 million relating to its claims against NASA for loss of the RDM and response to Lloyd’s complaint regarding its payment of insurance proceeds on the accident. Research and development expenses were higher for the six months ended December 31, 2005 as compared to the same period last fiscal year due to increased efforts on the Apex program in the amount of $0.2 million.

Interest Expense. Interest expense was approximately $3.3 million for the six months ended December 31, 2005 as compared to approximately $2.9 million for the six months ended December 31, 2004. The increase in interest expense is primarily due to the write-off of $0.6 million of debt placement costs due to the conversion of $52.9 million of 8% convertible subordinated notes into 5.5% senior convertible notes during the three month period ended December 31, 2005. This increase was partially offset by a decrease in our mortgage loan interest.

Interest and Other Income. Interest income is earned on our mortgage receivable due to the sale of our payload processing facility in our SFS segment. Interest and other income was not significant for the six months ended December 31, 2005 and December 31, 2004.

Income Taxes. Based on our projected effective tax rate for fiscal year 2006 and 2005, we recorded an immaterial amount of income tax expense for December 31, 2005 and 2004.

Net Income (Loss). Net loss for the six months ended December 31, 2005 was approximately $10.8 million or $0.85 per share, as compared to net income of approximately $5.7 million or $0.40 per share, for the six months ended December 31, 2004.

Liquidity and Capital Resources

Historically we obtained operating and capital investment funds from the proceeds of our initial public offering of common stock and an offering of Series B Senior Convertible Preferred Stock. We also completed a private placement offering of convertible subordinated notes to support capital investments required for development and construction of space flight assets.

Currently our primary source of liquidity is cash flow from operations. The principal uses of cash flow that affect our liquidity position include both operational expenditures and debt service payments. Management is focused on increasing cash flow and on managing cash effectively through limiting cash investments in long-term assets.

We have a revolving credit facility with a bank providing for loans up to $5.0 million secured by our accounts receivable. Funds available under the revolving credit facility are limited to 80% of eligible accounts receivable and we are subject to various financial and other covenants including a minimum tangible net worth covenant, a cash flow coverage covenant, and a secured debt coverage covenant. The facility provides that we must secure advances with cash balances if the required tangible net worth or cash flow ratio are not met. As of December 31, 2005 there have been no borrowings under this revolving credit facility, although we posted a restricted cash balance of $2.0 million. The revolving credit facility terminated on February 11, 2006. The Company is currently negotiating a renewal of this revolving credit facility.

Cash Flows From Operating Activities. Cash used in operations for the six months ended December 31, 2005 and 2004 was $0.2 million and $6.3 million, respectively. The significant items affecting the differences in cash flows from operating activities for the six months ended December 31, 2005 as compared to the six months ended December 31, 2004 are discussed below:

•	Net loss for the six months ended December 31, 2005 was $10.8 million as compared to net income for the six months ended December 31, 2004 of $5.7 million. Included in the net loss for the six months ended December 31, 2005 is $6.3 million recognized as a result of the write-down of our flight unit three flight asset. Included in net income for the six months ended December 31, 2004 is $8.2 million recognized as recovery of a previously reported loss on the RDM

•	Depreciation and amortization for the six months ended December 31, 2005 was $2.9 million as compared to $2.7 million for the six months period ended December 31, 2004 mainly due to the change in estimated depreciable lives of our flight assets to align with NASA’s current launch planning manifest

•	For the six months period ended December 31, 2005, we recorded a non-cash charge of $0.6 million due to the acceleration of debt placement costs due to the conversion of $52.9 million of 8% convertible subordinated notes due October 2007 into 5.5% senior convertible notes due October 2010

•	For the six months ended December 31, 2005, changes in assets provided cash from operations of $2.8 million primarily from a decrease in accounts receivable. For the six months ended December 31, 2004 change in assets provided cash from operations of $0.2 million. This change is due primarily to decreases in deferred mission costs due to the launch of the JETIS project partially offset by an increase in accounts receivable and prepaid expenses

•	Changes in liabilities for the six months ended December 31, 2005 used cash from operations of $2.2 million. This change is due primarily to the decreases in accounts payable, accrued expenses and other liabilities of $2.2 million. For the six months ended December 31, 2004 changes in liabilities consumed cash from operations of $6.6 million. This change in liabilities is primarily due to the decreases in accounts payable and accrued expenses of $2.0 million and the decrease in deferred revenue of $4.6 million. The decrease in deferred revenue is primarily due to the first launch of the JETIS contract during the six months ended December 31, 2004

Cash Flows From Investing Activities. For the six months ended December 31, 2005 and 2004, cash flows provided by (used in) investing activities were ($2.9) million and $8.1 million, respectively. The significant items affecting the differences in cash flows from investing activities for the six months ended December 31, 2005 as compared to the six months ended December 31, 2004 are discussed below:

•	There were purchases of property and equipment of $1.3 million for the six months ended December 31, 2005 as compared to $0.6 million for the six months ended December 31, 2004. This difference is primarily due to capital expenditures for our ASO facility in Florida for ongoing capital improvements and to replace flight assets loss during the Columbia accident for our SFS business unit.

•	For the six months ended December 31, 2004 cash flows from investing activities included $8.2 million received from NASA under the Research and Logistics Mission Support (“ReALMS”) contract indemnification clause for the loss of our RDM

•	For the six months ended December 31, 2004 cash flows from investing activities were generated from the sale of short-term investments of $0.6 million as compared to no sales for the period ended December 31, 2005

•	This change in cash flows was offset by an increase in restricted cash of $1.6 million as compared to an increase in restricted cash of $0.1 million for the six months ended December 31, 2004

Cash Flows From Financing Activities. For the six months ended December 31, 2005 and 2004, cash flows used in financing activities were $2.9 million and $2.3 million, respectively. The significant items affecting the differences in cash flows from financing activities for the six months ended December 31, 2005 as compared to the six months ended December 31, 2004 are discussed below:

•	For the six months ended December 31, 2004 we had net repayments of $1.4 million under the revolving credit facility as compared to no net borrowings or repayments for the six months ended December 31, 2005

•	For the six months ended December 31, 2005 we incurred $1.9 million of financing costs related to the exchange of our 8% convertible subordinated notes

On March 25, 2003 the Board of Directors authorized us to repurchase up to $1.0 million of our outstanding common stock at market prices. Any purchases under our stock repurchase program may be made from time to time, in the open market, through block trades or otherwise in accordance with applicable regulations of the SEC. As of December 31, 2005 we had repurchased 116,100 shares at a cost of $117,320 under the program. We will continue to evaluate the stock repurchase program and the funds authorized for the program, which represents an average cost of $1.01 per share. This stock repurchase program remains available for purchases of the Company’s stock.

We had capital expenditures during the period relating primarily to facility modifications and enhancements of which some are reimbursed. Additionally, we had capital expenditures for replacement components for our modules. These expenditures are not expected to continue or be significant going forward.

Management continues to focus its efforts on improving our overall liquidity through identifying new business opportunities within the areas of our core competencies, reducing operating expenses, and limiting cash commitments for future capital investments and new asset development. Additionally, management continues to evaluate operating expenses in an effort to reduce or eliminate costs not required to effectively operate the Company.

Our cash was approximately $3.8 million as of December 31, 2005 including restricted cash of $2.5 million. Management believes that we have sufficient liquidity, including cash and short-term investments, advances available under our revolving credit facility, and cash expected to be generated from operations to fund ongoing operations for the remainder of this fiscal year. We also expect to utilize existing cash, cash anticipated from future operations to support strategies for new business initiatives and reduce long-term debt.

Our contractual obligations as of December 31, 2005 are as follows (in thousands):

Contractual Obligations	At December 31, 2005	Remaining in Fiscal Year 2006	Fiscal Year 2007	Fiscal Year 2008	Fiscal Year 2009	Fiscal Year 2010	Fiscal Year 2011	Thereafter
Long-term Debt	$63,250	$—	$—	$10,306	$—	$—	$52,944	$—
Mortgage Loan Payable	2,678	1,043	1,635	—	—	—		—
V.J.F. Russian Consultant Agreement	75	75	—	—	—	—		—
V.J.F. Russian Subcontract	370	370	—	—	—	—		—
Operating leases[1]	25,224	3,870	5,258	5,158	5,046	928	712	4,252

Total Contractual Cash Obligations[2]	$91,597	$5,358	$6,893	$15,464	$5,046	$928	$53,656	$4,252
(excluding interest payments)

[1] -	For the remainder of fiscal year 2006 we expect to receive net payments of $0.4 million for subleases. For fiscal years 2007, 2008, and 2009 we expect to receive net payments of approximately $0.6 million, $0.4 million, and $0.1 million, respectively, for subleases.

[2] -	Total contractual cash obligations does not include commitment to Dayna Justiz for compensation that can be earned as a result of the compensation agreement dated June 19, 2000. The compensation agreement states that Dayna Justiz can earn up to $375,000 as additional compensation if she meets certain financial goals in the management of The Space Store. The yearly amount is equal to five percent of The Space Store’s “net after-tax operating income” during each fiscal year until such time an aggregate amount of $375,000 has been earned. At this time, we have not recorded a liability for this obligation due to the uncertainty of the obligation being met.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure made on this matter in our Annual Report on Form 10-K/A for the year ended June 30, 2005.

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

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Contract Claim. In January 2004 we filed a formal proceeding with NASA seeking indemnification under our Research and Logistics Mission Support contract in the amount of $87.7 million for the value of our research double module and related equipment that was destroyed during the Space Shuttle Columbia tragedy. NASA responded to this contract claim on October 5, 2004. NASA’s determination states that its liability is limited to $8.0 million. We received payment from NASA of $8.2 million, which included $0.2 million of interest, from NASA, in October 2004. In January 2005 we filed an appeal of NASA’s decision to deny its claim for indemnification in excess of $8.0 million with the Armed Services Board of Contract Appeals. On May 5, 2005 NASA filed its answer to our complaint with the Armed Services Board of Contract Appeals. We are now in the discovery phase.

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

Tort Claim. On November 8, 2004 we filed a second claim with NASA seeking damages of $79.7 million under the federal tort claims act for the loss of our RDM resulting from NASA’s alleged negligence leading to the destruction of the space shuttle Columbia and the loss of our module. The claim represents our loss of $87.7 million less the $8.0 million recovered from NASA. NASA failed to respond to this claim. On February 3, 2006 the Company filed a complaint in the Federal District Court for the Southern District of Texas seeking damages of $79.7 million under the federal tort claims act.

ITEM 1A. RISK FACTORS

We have no material changes to the disclosures made on this matter in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2005 we did not issue any unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the six months ended December 31, 2005 we did not have any defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on December 1, 2005. A quorum of at least one-third of the issued and outstanding common stock and Series B Senior Convertible Preferred Stock of the Company, voting together, was present and voting.

(a)	At the Annual Meeting of Shareholders, candidates for the Board of Directors stood for and were duly elected, with each nominee receiving a vote of at least 9,664,651 votes:

The directors elected by the holders of the Common Stock are:

	For	Withheld
Dr. Edward E. David, Jr.	10,002,765	46,011
Dr. Shelley A. Harrison	9,932,498	116,278
Michael E. Kearney	9,990,568	58,208
Roscoe M. Moore, III	10,008,395	40,381
Thomas B. Pickens, III	10,008,352	40,424
James R. Thompson	9,997,375	51,401
Barry A. Williamson	10,009,795	38,981

    The director elected by the holder of the Series B Senior Convertible Preferred Stock is:

	For	Withheld
Dr. Stefan Fritz Graul	1,333,334	0

The following matter was brought to a vote of the shareholders at the meeting:

(b)	The ratification of the appointment of Grant Thornton LLP as the Company’s independent auditors for fiscal year 2006.

Number of Votes
For	10,014,770
Against	9,100
Abstain	24,906
Broker Non-Votes	0

The results of our special meeting of shareholders to vote on the approval of the issuance of our 5.5% senior convertible notes due 2010 was announced on November 17, 2005 by the filing of our Form SC TO-I/A with the SEC on the same date. This document can be accessed via the SEC’s Web site for the results.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
3	Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-3 (File No. 333-43221) filed with the Securities and Exchange Commission on December 24, 1997)

3.2	Designation of Rights, Terms and Preferences of Series A Junior Preferred Stock of the Registrant (incorporated by reference to Exhibit 2 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 1999)

3.3	Designation of Rights, Terms and Preferences of Series B Senior Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999)

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-3 (File No. 333-43221) filed with the Securities and Exchange Commission on December 24, 1997)

4	Instruments Defining the Rights of Security Holders, including Indentures

4.1	Designation of Rights, Terms and Preferences of Series B Senior Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999)

4.2	Preferred Stock Purchase Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 2, 1999 (incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999)

4.3	Registration Rights Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 5, 1999 (incorporated by reference to Exhibit 4.3 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999)

4.4	Rights Agreement, dated as of March 26, 1999, between the Registrant and American Stock Transfer & Trust Company, including the Designation of Rights, Terms and Preferences of Series A Junior Preferred Stock attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C (incorporated by reference to Exhibit 2 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 1999)

4.5	Indenture dated as of October 15, 1997 between the Registrant and First Union National Bank, as Trustee, relating to the Registrant’s 8% convertible subordinated notes due 2007 (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (File No. 333-43221) filed with the Securities and Exchange Commission on December 24, 1997)

4.6	Indenture dated as of November 22, 2005 between the registrant and First Union National Bank, as trustee, relating to the Registrant’s 5.5% senior convertible notes due 2010 (incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form S-4/A (File No. 333-126772) filed with the Securities and Exchange Commission on August 16, 2005).

22.	Published Schedule 14A “Annual Proxy” regarding matters submitted to vote of security holders filed with the Securities and Exchange Commission on October 28, 2005 (File No. 000-27206).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPACEHAB, INCORPORATED
Date: February 10, 2006	/s/ Brian K. Harrington
Michael E. Kearney
President and Chief Executive Officer
/s/ Brian K. Harrington
Brian K. Harrington
Senior Vice President and Chief Financial Officer