Form 10-Q
period 2006-03-31
SPACEHAB INC \WA\
filed 2006-05-15
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 9, 2006 there were 12,819,459 shares of the registrant’s common stock outstanding.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

MARCH 31, 2006 QUARTERLY REPORT ON FORM 10-Q

DEFINITIONS

As used in this Form 10-Q, the abbreviations and acronyms contained herein have the meanings set forth below. Additionally, the terms “SPACEHAB”, “the Company”, “we”, “us” and “our” refer to SPACEHAB, Incorporated and its subsidiaries, unless the context clearly indicates otherwise.

1994 Plan	1994 Stock Incentive Plan
APB	Accounting Principles Board
ASO	Astrotech Space Operations
Astrotech	Astrotech Space Operations
ATV	Automated Transfer Vehicle
Boeing	The Boeing Company
CE&R	Concept Exploration and Refinement
CMC	Cargo Mission Contract
Common Stock	SPACEHAB common stock
COTS	Commercial Orbital Transportation Services
EADS	EADS Space Transportation
EELV	Evolved Expendable Launch Vehicle
EPS	Earnings Per Share
ESP2	External Stowage Platform 2
FASB	Financial Accounting Standards Board
ICC	Integrated Cargo Carrier
IDIQ	Indefinite-Delivery, Indefinite-Quantity
ISS	International Space Station
IVA	Intravehicular Activity
JAXA	Japan Aerospace Exploration Agency
JETIS	Japanese Experiment Thermal Incubator Service
Lloyd’s	Lloyd’s of London
Lockheed Martin	Lockheed Martin Corporation
NASA	National Aeronautics and Space Administration
ORU	Orbital Replacement Unit
PI&C	Program Integration and Control
RDM	Research Double Module
ReALMS	Research and Logistics Mission Support
RSC Energia	Rocket Space Corporation-Energia
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFS	SPACEHAB Flight Services
SGS	SPACEHAB Government Services
SMI	Space Media, Inc.
SMI Plan	Space Media, Inc. Stock Option Plan
SPF	Spacecraft Processing Facility

PART 1: FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2006	June 30, 2005
ASSETS
Cash and cash equivalents	$5,941	$7,327
Restricted cash	—	970
Accounts receivable, net	11,524	16,906
Prepaid expenses and other current assets	3,259	693

Total current assets	20,724	25,896

Property and equipment, net	62,354	73,647
Deferred financing costs, net	2,239	1,278
Other assets, net	1,003	1,130

Total assets	$86,320	$101,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage loan payable, current portion	$2,161	$2,057
Accounts payable	1,342	2,219
Accounts payable-EADS	4,521	1,796
Accrued interest	1,443	1,088
Accrued expenses	2,254	3,717
Accrued subcontracting services	5,511	7,552
Deferred gains on sale of buildings	221	221
Deferred revenue	1,417	1,811

Total current liabilities	18,870	20,461

Accrued contract cost and other	118	221
Deferred gains on sale of buildings	1,421	1,587
Mortgage loan payable, net of current portion	—	1,635
Convertible 8% subordinated notes payable	10,306	63,250
Senior convertible 5.5% notes payable	52,944	—

Total liabilities	83,659	87,154

Commitments and contingencies
Stockholders’ equity
Preferred Stock, no par value, convertible, authorized 2,500,000 shares, issued and 1,333,334 shares, (liquidation preference of $12,000)	11,892	11,892
Common stock, no par value, 70,000,000 shares authorized, 12,935,559 and 12,781,279 shares issued, respectively	84,000	83,889
Treasury stock, 116,100 shares, at cost	(117)	(117)
Additional paid-in capital	214	16
Accumulated deficit	(93,328)	(80,883)

Total stockholders’ equity	2,661	14,797

Total liabilities and stockholders’ equity	$86,320	$101,951

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Revenue	$12,400	$14,272	$36,178	$40,443
Costs of revenue	9,979	11,085	29,980	32,592
Impairment of flight asset	—	—	6,283	—

Gross profit	2,421	3,187	(85)	7,851

Operating expenses:
Selling, general and administrative	2,923	2,321	7,858	6,556
Research and development	91	21	302	37
Recovery related to Research Double Module	—	—	—	(8,244)

Total operating expenses	3,014	2,342	8,160	(1,651)

Income (loss) from operations	(593)	845	(8,245)	9,502
Interest expense	(1,168)	(1,413)	(4,428)	(4,299)
Interest and other income, net	88	40	260	121

Income (loss) before income taxes	(1,673)	(528)	(12,413)	5,324
Income tax expense	—	(13)	(32)	(155)

Net income (loss)	$(1,673)	$(541)	$(12,445)	$5,169

Income (loss) per share:
Net income (loss) per share – basic	$(0.13)	$(0.04)	$(0.98)	$0.41

Shares used in computing net income (loss) per share – basic	12,765,720	12,626,130	12,718,168	12,603,240

Net income (loss) per share – diluted	$(0.13)	$(0.04)	$(0.98)	$0.36

Shares used in computing net income (loss) per share – diluted	12,765,720	12,626,130	12,718,168	14,203,597

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income (loss)	$(12,445)	$5,169
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	198	—
Loss on asset sales and write-offs	6,283	29
Recovery of non-recurring charge, Research Double Module	—	(8,244)
Depreciation and amortization, including deferred debt issuance cost of $0.4 million and $0.3 million	4,462	3,953
Write-off of debt placement fees	591	—
Recognition of deferred gain	(166)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	5,382	(1,581)
Increase in prepaid expenses and other current assets	(301)	(400)
Decrease in other assets	121	1,413
Increase in deferred revenue	(394)	(4,811)
Increase (decrease) in accounts payable, accounts payable-EADS, accrued interest, and accrued expenses	740	(3,230)
(Decrease) increase in accrued subcontracting services and other	(2,041)	1,576
Decrease in long-term accrued contract costs and other liabilities	(103)	(117)

Net cash provided by (used in) operating activities	2,327	(6,243)

Cash flows from investing activities
Payments for flight assets under construction	—	(62)
Purchases of property, equipment and leasehold improvements, net of reimbursements	(1,327)	(750)
Proceeds received from sale of property and equipment	—	15
Proceeds from contract indemnification	—	8,244
Sale of short-term investments	—	6,641
Decrease (increase) in restricted cash	970	(442)

Net cash provided by (used in) investing activities	(357)	13,646

Cash flows from financing activities
Payments under revolving loan payable, net	—	(1,445)
Payment of mortgage loan	(1,531)	(1,448)
Increase in deferred financing costs	(1,936)	—
Proceeds from issuance of common stock, net of expenses	111	106

Net cash used in financing activities	(3,356)	(2,787)

Net change in cash and cash equivalents	(1,386)	(4,616)
Cash and cash equivalents at beginning of period	7,327	506

Cash and cash equivalents at end of period	$5,941	$5,122

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Incorporated in 1984, SPACEHAB is the first company to commercially develop, own, and operate pressurized space habitat modules that serve the international community in supporting both manned and unmanned missions to space. Today, SPACEHAB is the leading provider of access to space, supporting research and cargo needs of commercial and government users alike. SPACEHAB and its subsidiaries provide the following services:

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

Through our SPACEHAB Flight Services (“SFS”) business unit, we own pressurized space habitat modules which are carried in the cargo bay of the space shuttle to provide capacity and workspace for cargo and research payloads, and we provide unpressurized cargo carriers that also are carried in the cargo bay of the space shuttle for payloads such as International Space Station (“ISS”) spare and component parts. The need for our modules and integrated cargo carriers (“ICCs”) depends on the specific requirements of each space shuttle mission. When our equipment is used on a space shuttle mission we provide the mission integration and operations support required to successfully configure, load, operate, and ultimately unload our modules and/or ICCs. We also solicit research payloads worldwide for space shuttle missions when space is available on our modules beyond the National Aeronautics and Space Administration’s (“NASA’s”) requirements, and we have provided similar research payload marketing for the Russian Progress spacecraft and the European automated transfer vehicle (“ATV”). Through March 31, 2006 our modules and ICCs have flown on 19 missions on the space shuttle, including 13 logistics missions (six to the International Space Station and seven to the Russian space station Mir).

We provide commercial spacecraft processing facilities and services through our wholly-owned subsidiary, Astrotech Space Operations, Inc. (“Astrotech” or “ASO”). Astrotech is a commercial provider of ground processing services in the United States, supplying the facilities and services used in the launch preparation of spacecraft. We serve payload customers launching on a wide range of expendable launch vehicles including Atlas, Delta, Pegasus, Sea Launch, and Taurus, as well as secondary payloads flown on the space shuttle. Our processing facility in Titusville, Florida processes larger five-meter class satellites and payload fairings for the Evolved Expendable Launch Vehicle (“EELV”) programs. With more than 230 spacecraft processed, ASO diversifies our customer base and broadens our core competencies.

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

2. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and its subsidiaries as of March 31, 2006, and the results of its operations and cash flows for the periods ended March 31, 2006 and 2005. However, the condensed consolidated financial statements are unaudited and do not include all related footnote disclosures.

The consolidated results of operations for the three and nine month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year. Our results of operations typically fluctuate significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements appearing in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005.

As of March 31, 2006 our cash was approximately $5.9 million and working capital was approximately $1.5 million. For the nine months ended March 31, 2006 we generated $2.3 million from operating activities. Management believes that we have sufficient liquidity, including cash, advances available under our revolving credit facility, and cash anticipated or expected to be generated from operations, to fund ongoing operations for the next twelve months. We also expect to utilize existing cash and cash anticipated from future operations for research and development activities and for new business initiatives.

3. Earnings per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations for the nine month period ended March 31, 2005 (in thousands, except share and per share data):

	Nine months ended March 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income (loss) available to common stockholders	$5,169	12,603,240	$0.41
Effect of dilutive securities:
Options and warrants, using the treasury stock method	—	267,023	—
Convertible preferred shares	—	1,333,334	—

Diluted EPS:
Income (loss) available to common stockholders	$5,169	14,203,597	$0.36

Convertible subordinated notes payable outstanding as of March 31, 2006, convertible into 756,404 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the three months and nine months ended March 31, 2006 as the conversion price of the convertible notes payable per share was greater than the average market price of the common shares during the periods.

Senior convertible notes payable outstanding as of March 31, 2006 due 2010 convertible into 35,296,000 shares of common stock at $1.50 per share, which include a mandatory conversion feature once the Company’s stock price reaches $1.95 per share, have not been included in the computation of diluted EPS for the three months and nine months ended March 31, 2006 as the conversion price(s) of the convertible notes payable per share were greater than the average market price of the shares during the period.

Options to purchase 1,601,786 shares of common stock outstanding at March 31, 2006 were not included in diluted EPS for the three months and nine months ended March 31, 2006 as they were anti-dilutive to our net loss. The options expire between November 20, 2001 and August 3, 2015.

Convertible notes payable outstanding as of March 31, 2005, convertible into 4,642,202 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the three and nine months ended March 31, 2005 as the conversion price of the convertible notes payable per share was greater than the average market price of the common shares during the periods.

Options to purchase 1,877,313 shares of common stock outstanding at March 31, 2005 were not included in diluted EPS for the three months ended March 31, 2005 as they were anti-dilutive to the Company’s net loss. The options expire between July 2, 2005 and August 16, 2014.

Options to purchase 1,363,559 shares of common stock, at prices ranging from $2.08 to $11.75 per share, were outstanding at March 31, 2005 but were not included in diluted EPS as the option prices were greater than the average market price of the common shares during the nine months ended March 31, 2005. The options expire between July 2, 2005 and August 16, 2014.

4. Revenue Recognition

Our business units’ revenue is derived primarily from long-term contracts with the U.S. Government, U.S. Government contractors, and commercial customers. Revenue under these contracts is recognized using the methods described below. Estimating future costs and, therefore, revenues and profits is a process requiring management judgment. Management bases its estimate on historical experience and on various assumptions that are believed to be reasonable under the circumstances including the negotiation(s) of equitable adjustment(s) on the Cargo Mission Contract (“CMC”) that are added to the contract as pricing amendment(s) due to delay(s) in the space shuttle launch schedule. Costs to complete include, when appropriate, material, labor, subcontracting costs, lease costs, commissions, insurance, and depreciation. Our business segment personnel perform periodic contract status and performance reviews. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period that the change in estimate occurs.

We, from time to time, make expenditures for specific enhancements and/or additions to our facilities as required by certain contracts where the customer agrees to reimburse us for all or substantially all of such expenditures. We account for such reimbursements as a reduction in the cost of such investments and recognize any excess of such reimbursements over the required investment as revenue.

A Summary of Revenue Recognition Methods Follows:

Business Segment	Services/Products Provided	Contract Type	Method of Revenue Recognition

SPACEHAB Flight Services	Commercial Space Habitat Modules, Integration & Operations Support Services	Firm Fixed Price	Percentage-of-completion based on costs incurred

Astrotech Space Operations	Payload Processing Facilities	Firm Fixed Price – Mission Specific Firm Fixed Price – Guaranteed Number of Missions	Ratably, over the occupancy period of a satellite within the facility from arrival through launch For multi-year contract payments recognized ratably over the contract period

SPACEHAB Government Services	Configuration Management, Engineering Services	Cost Plus Award/Fixed Fee	Earned as reimbursable costs incurred plus award/fixed fee

Space Media, Inc.	Space-Themed Commercial Products/Activities	Retail	Internet and retail sales recognized when goods are shipped

Support for STS-121, 116, and 118 continues under a subcontract with Lockheed Martin Corporation (“Lockheed Martin”) effective February 1, 2004. Revenues for the Lockheed Martin subcontract are being accounted for under the percentage-of-completion method based on costs incurred over the period of the agreement. On March 14, 2006 NASA announced a target of no earlier than July 2006 for the next space shuttle mission launch, STS-121. We expect the delay of this and other missions to have an impact on our revenues and margins over the coming months as we continue the mission specific work and receive revenue for our asset maintenance fees.

5. Statements of Cash Flows - Supplemental Information

(a)	Cash paid for interest costs was $3.0 million and $2.8 million for the nine months ended March 31, 2006 and 2005, respectively. We did not capitalize any interest costs during the nine months ended March 31, 2006 or 2005. During the nine months ended March 31, 2006 there was $0.6 million of non-cash charges due to the acceleration of debt placement fees related to the convertible subordinated notes. The bond exchange of $52,944,000 of 8% convertible subordinated notes for 5.5% of senior convertible notes resulted in no cash inflow or outflow.

(b)	We paid no income taxes for the nine months ended March 31, 2006 and paid an insignificant amount of income taxes for the period ended March 31, 2005.

6. Credit Facilities

We have entered into a revolving credit facility with a bank providing for loans up to $5.0 million secured by our accounts receivable. Funds available under the revolving credit facility are limited to 80% of eligible accounts receivable and we are subject to various financial and other covenants including a minimum tangible net worth covenant, a cash flow coverage covenant, and a secured debt coverage covenant. The facility provides that we must secure advances with cash balances if the required tangible net worth or cash flow ratio is not met. As of March 31, 2006 there have been no borrowings under this revolving credit facility. As of March 31, 2006 available borrowings on this credit facility was limited to us posting an equivalent amount of restricted cash. In February 2006 the revolving credit facility was renewed and the term extended until February 11, 2007 with substantially the same terms as the original agreement.

Our Astrotech subsidiary has a mortgage loan with a financial institution for our Spacecraft Processing Facility (“SPF”) expansion project in Titusville, Florida. The loan agreement matures in January 2007 and bears interest at 5.5%. For the nine months ended March 31, 2006, approximately $1.5 million was repaid and the outstanding balance was $2.2 million as of March 31, 2006.

7. Segment Information

Based on our organization, we operate in four business segments: SFS, Astrotech, SGS, and SMI. SFS was founded to commercially develop space habitat modules that operate in the cargo bay of the space shuttles. SFS provides access to the modules and integration and operations support services for both NASA and commercial customers. Astrotech provides payload processing facilities and services to serve the spacecraft manufacturing and launch services industry. SGS is primarily engaged in providing engineering services and products to the Government, including NASA. SMI was established to develop space-themed commercial business activities.

Our chief operating decision maker utilizes both revenue and income (loss) before income taxes in assessing performance and making overall operating decisions and resource allocations.

Three Months Ended March 31, 2006 (in thousands):
	Revenue	Income (Loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SFS	$8,095	$1,078	$17,046	$841
Astrotech	2,466	403	44,658	540
SGS	1,635	215	—	—
SMI	204	(12)	—	—
Corporate and Other	—	(3,357)	650	156

	$12,400	$(1,673)	$62,354	$1,537

Three Months Ended March 31, 2005 (in thousands):
	Revenue	Income (Loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SFS	$10,007	$2,032	$30,279	$706
Astrotech	2,533	443	45,966	525
SGS	1,553	337	55	6
SMI	179	(41)	—	—
Corporate and Other	—	(3,299)	230	93

	$14,272	$(528)	$76,530	$1,330

Nine Months Ended March 31, 2006 (in thousands):
	Revenue	Income (Loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SFS	$23,621	$(3,787)	$17,046	$2,339
Astrotech	7,654	1,386	44,658	1,606
SGS	4,182	355	—	—
SMI	721	(3)	—	—
Corporate and Other	—	(10,364)	650	517

	$36,178	$(12,413)	$62,354	$4,462

Nine Months Ended March 31, 2005 (in thousands):
	Revenue	Income (Loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SFS	$28,351	$13,523	$30,279	$2,110
Astrotech	6,755	566	45,966	1,556
SGS	4,710	862	55	19
SMI	627	(29)	—	—
Corporate and Other	—	(9,598)	230	268

	$40,443	$5,324	$76,530	$3,953

8. Common Stock Options and Stock Purchase Plans

We grant options to employees and directors utilizing four shareholder-approved plans and issue Company stock under an Employee Stock Purchase Plan.

Non-qualified Options

Non-qualified options are granted at the sole discretion of the Board of Directors. Prior to the adoption of the 1994 Stock Incentive Plan (“1994 Plan”), stock options granted to certain officers and employees were part of their employment contract or offer. The number and price of the options granted were defined in the employment agreements and such options vest incrementally over a period of four years and generally expire within ten years of the date of grant.

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

1997 Employee Stock Purchase Plan

We adopted an employee stock purchase plan that permits eligible employees to purchase shares of Common Stock of the Company at prices no less than 85% of the current market price. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 10% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole and fractional shares of Common Stock determined by dividing the contribution account’s balance by the lesser of 85% of the price of a share of Common Stock on the first day of the quarter or the last day of a quarter. The number of shares of Common Stock that may be purchased under the plan is 1,500,000. Employees purchased an aggregate of 137,280 shares at an average price of $0.70 during the nine-month period ended March 31, 2006. The shares purchased under this plan are considered compensatory for accounting and reporting purposes. (See Statement of Financial Accounting Standard (“SFAS”) No. 123R below).

Space Media, Inc. Stock Option Plan

During the year ended June 30, 2000, Space Media, Inc., a majority owned subsidiary, adopted an option plan (“SMI Plan”) for employees, officers, directors and consultants of SMI. Under the terms of the SMI Plan, 1,500,000 shares have been reserved for future grants for which the number and price of the options granted is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant.

Transition from APB No. 25 to FAS 123R

Prior to July 1, 2005, we applied the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and its related interpretations to account for stock options. Under APB No. 25 and its related interpretations, we did not recognize any associated compensation expense related to stock options. If compensation expense associated with these plans was determined in accordance with SFAS No. 123, our net earnings and earnings per share for the three month and nine months periods ended March 31, 2005, respectively, would have been as follows:

SPACEHAB, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005

Net income (loss), as reported	$(541)	$5,169

Deduct effect of stock option based employee compensation, net of tax effects:
Employee Stock Purchase Plan	(5)	(14)
Incentive Stock Plan	(70)	(157)

Pro forma net earnings	$(616)	$4,998

Earnings per share, as reported:
Diluted	$(0.04)	$0.36
Basic	$(0.04)	$0.41

Pro forma earnings per share:
Diluted	$(0.05)	$0.35
Basic	$(0.05)	$0.40

The Black-Scholes option pricing model was used to calculate the estimated fair value of the options.

Statement of Financial Accounting Standard No. 123R

Effective July 1, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the Financial Accounting Standards Board (“FASB”) in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock–Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. Before adoption of SFAS No. 123R, pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

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

The adoption of SFAS No. 123R decreased our first quarter, second quarter, and third quarter of fiscal year 2006 reported operating income, income before income taxes, and reported net income by $87,000, $89,000, and $24,000 respectively, with no impact on either basic or diluted net income per share. The expense, before income tax effect, is reflected in general and administrative expense. Our adoption of SFAS No. 123R did not affect operating income, income before income taxes, net income, cash flow from operations, cash flow from financing activities, and basic and diluted net income per share in the comparable first, second, and third quarters of fiscal year 2005.

The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model, which determines inputs as shown in the following table. Because of differences in option terms and historical exercise patterns among the plans, we have segregated option awards into two homogenous groups for the purpose of determining fair values for its options. Valuation assumptions are determined separately for the two groups which represent, respectively, the 1994 Stock Incentive Plan and the Director’s Stock Option Plan. The assumptions are as follows:

•	We estimated volatility using our historical share price performance over the last ten years. Management considered the guidance in SFAS No. 123R and believes the historical estimated volatility is materially indicative of expectations about expected future volatility.

•	We use the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the first nine months of fiscal 2006.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

•	The expected dividend yield is based on our current dividend yield and the best estimate of projected dividend yield for future periods within the expected life of the option.

	Quarter Ended December 31, 2005	Quarter Ended March 31, 2006
Dividend yield	0.00%	0.00%
Volatility	1.68	1.66
Risk-free interest rate	4.31%	5.0%
Expected life (in years)	6.25	6.25

A summary of our stock option activity as of March 31, 2006 and changes during the first nine months of fiscal year 2006 are presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2005	1,815,240	$3.80	5.32	$—
Granted	242,000	$1.35	5.97	$—
Exercised	(17,000)	$0.87	—	$—
Forfeited/Expired	(438,454)	$5.58	—	$—
Outstanding at March 31, 2006	1,601,786	$2.97	5.76	$—
Exercisable	1,071,786	$3.68	5.76	$—
Vested or expected to vest at June 30, 2006	1,075,701	$3.72	4.73	$—

The weighted-average grant-date fair value of options granted during the first nine months of fiscal year 2006 was $1.30 per share. The intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the first nine months of fiscal year 2006 was $0.0. As of March 31, 2006 there was $460,018 of unamortized expense related to our stock option plans.

During the first nine months of fiscal year 2006, cash received from options exercised was $14,780.

9. Related Party Transactions

We engaged in certain transactions with directors, executive officers, shareholders, and certain former officers during the three and nine months ended March 31, 2006. Following is a description of these transactions:

EADS Space Transportation

Dr. Graul, a member of SPACEHAB’s Board of Directors, is the Executive Vice President for EADS Space Transportation (“EADS”). EADS provides unpressurized payload and integration efforts to SPACEHAB on a fixed-price basis in addition to providing engineering services as required. For the three months ended March 31, 2006 and 2005, EADS’s payload and integration services included in cost of revenue were approximately $2.3 million and $2.9 million, respectively. For the nine months ended March 31, 2006 and 2005, EADS payload and integration services included in cost of revenue were approximately $7.1 million and $9.2 million, respectively.

V.J.F. Russian Consulting

On January 30, 2004 we entered into a subcontract agreement with V.J.F. Russian Consulting. The president of V.J.F. Russian Consulting, Vladimir Fishel, is a former Vice President of SPACEHAB who at the time of entering into a part-time employment agreement for other consulting activities was receiving severance payments from us on a part-time employment arrangement for other consulting activities. The services being provided under the subcontract agreement (valued at $2.6 million) is in support of a contract we have with the Mitsubishi Corporation in support of Japan Aerospace Exploration Agency (“JAXA”). During the three months ended March 31, 2006 and 2005, the amounts paid to V.J.F Russian Consulting were $0.2 million and $0.3 million, respectively. The amount paid for the nine months ended March 31, 2006 and 2005 were $0.3 million and $0.7 million, respectively.

On June 1, 2004 we entered into a consulting agreement with V.J.F. Russian Consulting for:

(1)	Marketing and promotion of SPACEHAB capabilities and services to Rocket Space Corporation-Energia (“RSC Energia”), the Russian Federation Space Agency, and other Russian entities involved in the exploration and development of space;

(2)	Supporting and assisting us in the negotiation of service contracts and agreements between Russian entities; and

(3)	Providing technical expertise and services in support of our activities under contracts with Russian entities.

Total commitments under the consulting agreement are $0.3 million, of which $0.05 million was paid in the three months ended March 31, 2006 and $0.1 million for the nine months ended March 31, 2006. The consulting agreement terminates as of May 31, 2006.

Daniel A. Bland

On June 27, 2005 we entered into an agreement with Daniel A. Bland whereas Mr. Bland will provide consulting services to us. The initial term of the agreement began July 2, 2005 and ends July 1, 2006 with additional optional periods of six months each until terminated by either party by notifying the other party of such termination at least thirty days prior to the end of the initial term or any subsequent term. We will pay Mr. Bland a retainer fee at the rate of $6,000 per month. It is SPACEHAB’s intent to remove the retainer clause prior to the exercise of the optional periods identified in the agreement. In addition, in any month that Mr. Bland works over fifty hours in a month, he shall be paid at a rate of $125 per hour worked. Mr. Bland retired as Senior Vice President of our SPACEHAB Flight Services business unit as of June 30, 2005. During the three and nine months ended March 31, 2006, we paid Mr. Bland $20,875 and $65,509 respectively.

John B. Satrom

On January 1, 2006 we entered into an optional period agreement with John B. Satrom pursuant to which Mr. Satrom will continue to provide consulting services to us for the six month period starting January 1, 2006 and ending June 30, 2006. The initial term of the agreement began August 15, 2005 and ended December 31, 2005, with additional optional periods of six months each until terminated by either party by notifying the other party of such termination at least thirty days prior to the end of the initial term or any subsequent term. Mr. Satrom will be paid $125 for each hour worked. Mr. Satrom resigned as Senior Vice President and General Manager of our Astrotech Space Operations business unit effective August 12, 2005. During the three and nine months ended March 31, 2006, we paid Mr. Satrom $24,375 and $25,162, respectively.

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

The remaining convertible subordinated notes payable of $10,306,000 are convertible into 756,404 shares of common stock at $13.625 per share. As a result of converting substantially all of these notes in November 2005, we wrote-off $0.6 million of debt placement fees associated with the original issuance of these notes. The subordinated convertible notes accrue interest at 8% annually, paid semiannually, and mature in October 2007.

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

13. Accounting Change in Estimate – Depreciation

Effective October 1, 2005 we have changed our depreciable lives used to depreciate our SFS flight assets from being fully depreciated by June 2016 to being fully depreciated by December 2010. We have reviewed the latest NASA planning manifest schedule for the shuttles and the manifest carries the scheduled shuttle flights out to 2009 with an additional one year period for mission delays. Our analysis has taken into consideration the association of our assets to the shuttle fleet based on the fact that our assets have been designed to fly on the shuttles, and the revenue generated from the assets is directly related to the NASA shuttle missions. The shuttle retirement could occur at an earlier or later date which would change future depreciation recognized upon revision of the useful life.

14. Legal Proceedings

Contract Claim. In January 2004 we filed a formal proceeding with NASA seeking indemnification under our Research and Logistics Mission Support contract in the amount of $87.7 million for the value of our research double module and related equipment that was destroyed during the Space Shuttle Columbia tragedy. NASA responded to this contract claim on October 5, 2004. NASA’s determination states that its liability is limited to $8.0 million. We received payment from NASA of $8.2 million, which included $0.2 million of interest, from NASA, in October 2004. In January 2005 we filed an appeal of NASA’s decision to deny its claim for indemnification in excess of $8.0 million with the Armed Services Board of Contract Appeals. The parties have submitted and responded to pretrial motions on the matter.

Lloyd’s Complaint. In January 2004 Lloyd’s of London (“Lloyd’s”), our insurer for the research double module, filed a complaint in the United States District Court for the Western District of Washington seeking the return of the $17.7 million Lloyd’s had paid to us under the RDM insurance policy. On May 12, 2005 we and Lloyd’s agreed to jointly pursue recovery against NASA, with us in full control of the appeals process. Lloyd’s will participate in any recovery, both pursuant to our administrative claim and our tort claim against NASA, net of legal costs, in accordance with a pre-agreed schedule under which our liability to Lloyd’s ranges from a minimum of $0.5 million if we do not recover any additional amounts to approximately $17.7 million if we recover over $70.0 million from NASA. Also, in accordance with the agreement, Lloyd’s dismissed its complaint against us with prejudice. We recorded a charge in our fourth quarter fiscal year 2005 financial statements of $0.5 million pending a final resolution of our actions against NASA.

Tort Claim. On November 8, 2004 we filed a second claim with NASA seeking damages of $79.7 million under the federal tort claims act for the loss of our RDM resulting from NASA’s alleged negligence leading to the destruction of the space shuttle Columbia and the loss of our module. The claim represents our loss of $87.7 million less the $8.0 million recovered from NASA. NASA failed to respond to this claim. On February 3, 2006 we filed a complaint in the Federal District Court for the Southern District of Texas seeking damages of $79.7 million under the federal tort claims act. Subject to resolution of administrative motions by the parties, the case is expected to proceed into discovery in accordance with Federal Rules of Civil Procedure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A. — “Risk Factors” included in our 2005 Annual Report Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements.

OVERVIEW

This document may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including (without limitation) statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources.” Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. In addition to those risks and uncertainties discussed herein, such risks and uncertainties include, but are not limited to, whether we will fully realize the economic benefits under our NASA and other customer contracts, continued utilization by NASA and others of our habitat modules and related commercial space assets, completion of the ISS, continued availability and use of the U.S. space shuttle system, technological difficulties, product demand, and market acceptance risks, the effect of economic conditions, uncertainty in government funding, and the impact of competition, delays, and uncertainties in future space shuttle and ISS programs, uncertainties related to the Government’s commitment to President Bush’s Vision for Space Exploration, and resolution of our claims against NASA arising from the loss of our RDM on the Columbia orbiter during the STS-107 mission.

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

In March 2006 we responded to a NASA contract solicitation in support of their commercial ISS resupply requirements and procurements associated with the vision for space exploration. As part of this proposal, we are developing a family of rocket-launched spacecraft, known as Apex, to accommodate delivery and return of pressurized and unpressurized cargo to and from ISS, and provide space and spacecraft services for space-based research, technology development, and mission operations across the full spectrum of science, exploration, commercial, and defense applications. The Apex modular, multipurpose spacecraft system includes a variety of configurations, sized to perform a range of missions, from small payload services platforms and advanced technology demonstrator, to cargo transport to and from the ISS and other destinations throughout the solar system. The Apex spacecraft are designed for a recoverable reentry to allow the payload owner or operator to get back their costly flight hardware, cargo item, or experiment results.

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

We also offer, on a space-available basis for each mission, access to space onboard the space shuttle, Russian Progress, and European Space Agency ATV cargo vehicles under commercial contracts with non-NASA customers, including both government and private customers. Commercial contracts with non-NASA customers will continue to be established directly between us and our commercial customers.

During the space shuttle stand-down period, SFS is providing cargo shipment coordination services to NASA for all U.S. cargo shipped to the ISS via the Russian Progress space vehicle. These services are provided under contract to Lockheed Martin, the CMC contractor to NASA. We are also providing research access to space and on the ISS to JAXA through RSC-Energia, a major Russian aerospace enterprise. We contracted with RSC-Energia, through V.J.F. Russian Consulting, for construction of certain space research equipment, a launch vehicle, and research space aboard the Russian Progress carrier.

The primary factors impacting our SFS earnings and cash flows are the number of space shuttle missions flown and the configuration of the cargo handling and research logistics required for each mission. Our revenues and earnings, if any, from each mission are dependent upon the space assets required in the cargo or research logistics configuration and the mission support services required to employ those assets. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business unit include:

•	Congress’ funding for NASA and the allocation of that funding to ISS operations and space shuttle cargo missions, and funding for NASA’s Commercial Orbital Transportation Services (“COTS”) program

•	The flight schedule of the space shuttle

•	The role of international space research projects flying on future space shuttle and on Russian and European Space Agency missions

•	The growth of space exploration programs within NASA and NASA’s commitment to the Nation’s Vision for Space Exploration regarding enhancement of the role of commercial enterprise in space exploration programs

•	Our ability to control our capital expenditures, particularly those for spare or replacement parts for space assets

•	Our ability to realize our investments in capital expenditures

•	Our success in participating in the COTS initiative as a prime and/or subcontractor

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

Our earnings from SGS operations are dependent on our ability to continue to be awarded contracts with NASA or other government entities through the competitive bidding process and our ability to achieve performance bonuses under those contracts. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business include:

•	Continuation through 2008 of our PI&C contract with the ISS Program

•	Our ability to remain a small business under NASA contracting rules

•	Our ability to control costs within our budget commitments

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

Liquidity. As of March 31, 2006 we had cash on hand of $5.9 million and working capital was approximately $1.5 million. For the nine months ended March 31, 2006 we generated $2.3 million from operating activities. Our $5.0 million revolving credit facility had no outstanding borrowings as of March 31, 2006. As of March 31, 2006 available borrowings on this $5.0 million credit facility was limited to us posting an equivalent amount of restricted cash. Our note exchange transaction consummated in November 2005 exchanged $52.9 million of our old 8% notes for new notes bearing interest at 5.5% reducing our cash interest requirement by $1.3 million annually. Our ability to maintain sufficient liquidity in the future will depend on a number of factors including our ability to capitalize on new business opportunities, control our costs and manage capital expenditures, the return to flight of the space shuttle, and the continued activity in the commercial and governmental satellite launch industry.

We expect that our operating cash flows through fiscal year 2006 will be sufficient to satisfy our capital expenditures, debt maturities, interest expenses, and operating commitments. In February 2005 we entered into a $5.0 million revolving credit facility with a bank. This revolving credit facility is secured by our accounts receivable and is subject to various financial and other covenants, including a minimum tangible net worth covenant, a cash flow covenant, and a secured debt coverage covenant. The facility provides that advances must be secured with cash balances if the tangible net worth or cash flow covenant are not met. In February 2006 this revolving credit facility was renewed until February 11, 2007 with substantially the same terms as the original agreement.

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

Revenue

Our revenue for the nine months ended March 31, 2006 and 2005 was generated primarily from the Lockheed Martin CMC subcontract and contracts with related commercial customers in the SFS segment; the PI&C contract in the SGS segment; and our contracts with Lockheed Martin, Boeing, and NASA in the Astrotech segment and other commercial satellite providers. Revenue for SMI was approximately $0.7 million and $0.6 million for the nine months ended March 31, 2006 and 2005, respectively. During the period there were shuttle and satellite launch delays that affected planned revenue that is expected to materialize in the upcoming months in our Astrotech and SFS business units.

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

In January 2004 we initiated activity under the Japanese Experiment Thermal Incubator Service (“JETIS”) contract with the Mitsubishi Corporation, representing JAXA, that was entered into in 2000 and originally scheduled to fly aboard our RDM. Subsequent to the suspension of the space shuttle flights and destruction of the RDM, we contracted for construction of certain space research equipment and for research space aboard the ISS and up to three Russian Progress cargo missions with V.J.F. Russian Consulting, representing RSC-Energia, a major Russian aerospace manufacturer and mission operator. All three cargo missions have been successfully launched as of December 31, 2005 with the last mission successfully completed in April 2006.

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

During the quarter ended March 31, 2006 the EchoStar X satellite successfully launched from the Odyssey Launch Platform. Astrotech provided payload processing and facilities management support for this Sea Launch program at the Home Port facilities in Long Beach, California under a long-term contract with Sea Launch Company LLC.

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

During the three and nine months ended March 31, 2006, deferred revenue decreased by $0.4 million and $0.4 million, respectively. This is as a result of us completing contractual obligated work for which we had previously received payment.

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

During the quarter ended December 31, 2005 NASA revised the flight manifest for the ISS build out for which funding was approved and signed into law on December 30, 2005. As a result, we have written down the SFS Flight Unit 3 module asset as it has been determined that the asset is unlikely to generate significant future cash flows and revenue. We believe it is more likely for NASA to simply utilize the Flight Unit 2 module plus ICC combination for future missions under the revised manifest and related funding approved by Congress in December 2005. Therefore, we have found it necessary to write down Flight Unit 3 to a salvage value of $0.1 million, resulting in a cost of revenue expense of $6.3 million for the quarter ended December 31, 2005. The $6.3 million is included in cost of revenue for the SFS segment because costs associated with the use of this asset, including depreciation expense, have historically been recorded here.

During the three months ended December 31, 2005, we revised the estimated useful lives of our space flight assets, which are a component of property and equipment, from a period ending of June 30, 2016 to a period ending of December 31, 2010. This revision was based on current available information from NASA and their current planning manifest which contains 19 remaining flights for the space shuttle. The funding for the revised manifest was approved by Congress in December 2005. The shuttle retirement could occur at an earlier or later date, which would change the depreciation recognized upon revision of the estimated useful life. See Note 13 to our unaudited consolidated financial statements for further explanation of the change in depreciable lives of our flight assets.

Non Recurring Recovery, RDM

On February 1, 2003 the RDM was lost in the STS-107 tragedy. The net book value of the RDM was $67.9 million, which, net of insurance proceeds of $17.7 million, was recognized as a loss in the third quarter of fiscal year 2004. The $8.0 million plus interest of $0.2 million paid by NASA as indemnification for our loss of the RDM is recognized as a recovery of previously recognized loss in the quarter ended September 30, 2004. We continue to pursue additional recoveries from NASA through a contractual complaint and a tort complaint. At this time we do not plan to replace the RDM. Our SFS business segment has two additional modules and other flight assets available to support current NASA requirements. They will both be available, but we think a single module is best suited for NASA’s future needs. The shuttle is currently scheduled to return to flight no earlier than July 2006.

RESULTS OF OPERATIONS

For the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Revenue. Revenue decreased approximately 13% to $12.4 million for the three months ended March 31, 2006 as compared to $14.3 million for the three months ended March 31, 2005 (in millions).

	Three Months Ended March 31,		Dollar Change	Percent Change
	2006	2005
SPACEHAB Flight Services	$8.1	$10.0	$(1.9)	(19)%
Astrotech Space Operations	2.5	2.5	0.0	0%
SPACEHAB Government Services	1.6	1.6	(0.0)	(0)%
Space Media	0.2	0.2	0.0	0%

	$12.4	$14.3	$(1.9)	(13)%

Revenue from the SFS business segment has been adversely affected by the temporary grounding of the shuttle fleet following the foam problem that resulted during the launch of the STS-114 mission in July 2005. This has caused planned fiscal year 2006 revenue to move out into fiscal year 2007 and beyond. Also, the JETIS program processed a mission for the three months ended March 31, 2006, whereas, in the same period last year, the program had minor mission activity. The following summarizes the significant items that affected the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005:

•	Decrease in revenue from External Stowage Platform 2 (“ESP2”) of $0.6 million due to the launch of STS-114 in July 2005

•	Increase in revenue from the JETIS contract of $0.2 million due to the timing of the mission operations

•	Decrease in revenue from Concept Exploration and Refinement (“CE&R”) contract of $0.6 million that was started in the first quarter of fiscal year 2005 and completed in the first quarter of fiscal year 2006

•	Decrease in revenue from STS-116, STS-118, and STS-121 under the CMC with Lockheed Martin of $1.3 million due to the launch delays in the shuttle program

•	Other contract revenue increase of $0.4 million mainly due to our contract with EADS to provide a new ICC pallet to replace ESP2 that was permanently affixed to the space station during the STS-114 mission in July 2005

Revenue from our Astrotech business unit remained constant for the three months ended March 31, 2006 as compared to the same three month period last fiscal year.

The revenue at our SGS business segment remained constant for the three months ended March 31, 2006 as compared to the same three month period last fiscal year. For the period ending March 31, 2006 we received revenue of $0.2 million for the contract closeout of the Shanghai Scienceland Project. This increase was offset by a decrease in other revenue of $0.2 million.

Cost of Revenue. Cost of revenue for the three months ended March 31, 2006 decreased by 10% to approximately $10.0 million, as compared to $11.1 million for the same period of the prior year (in millions).

	Three Months Ended March 31,		Dollar Change	Percent Change
	2006	2005
SPACEHAB Flight Services	$6.6	$7.9	$(1.3)	(16)%
Astrotech Space Operations	2.0	2.0	(0.0)	(0)%
SPACEHAB Government Services	1.3	1.1	0.2	18%
Space Media	0.1	0.1	0.0	0%

	$10.0	$11.1	$(1.1)	(10)%

Cost of revenue from the SFS business segment has been affected by the temporary grounding of the shuttle fleet due to the foam problem that occurred during the launch of STS-114 in July 2005. The following summarizes significant items that affected the three months ended March 31, 2006 as compared to the same period ended March 31, 2005:

•	Decrease in cost of revenue of $0.4 million for ESP2 due to the launch of STS-114 in July 2005

•	Decrease in CE&R cost of revenue of $0.3 million that was started in the first quarter of fiscal year 2005 and completed in the first quarter of fiscal year 2006

•	Decrease in cost of revenue, other than direct depreciation cost of revenue, for STS-116, STS-118 and STS-121 under the CMC with Lockheed Martin of $1.1 million due to the launch delays in the shuttle program

•	Increase in depreciation expense of $0.2 million due to the change of depreciable lives of the flight assets from June 30, 2016 to December 31, 2010 to align with the end of the space shuttle life

•	Increased rent expense of $0.1 million due to the sale and subsequent lease-back of the SPACEHAB Payload Processing Facility during the fourth quarter of fiscal year 2005

•	Other cost of revenue increase of $0.2 million mainly due to our contract with EADS to provide a new ICC pallet to replace ESP2 that was permanently affixed to the space station during the STS-114 mission in July 2005

Cost of revenue from our Astrotech business unit remained constant for the three months ended March 31, 2006 as compared to the same three month period last fiscal year. Even though the costs remained constant between the two periods, the cost structure changed between different categories of cost. Due to the increase in energy costs, our electrical costs increased by $0.1 million between the two periods. This increase was offset by a decrease in mission support activity during the three months ended March 31, 2006 by $0.1 million.

The increase in costs of revenue of $0.2 million in the SGS business segment is primarily due to the contract closeout with Shanghai Scienceland.

Operating Expenses. Operating expenses increased to $3.0 million for the three months ended March 31, 2006 as compared to approximately $2.3 million for the three months ended March 31, 2005. Operating expenses were higher in the quarter ended March 31, 2006 compared to last year’s third quarter due primarily to an increase in professional and consulting services and in research and development and related costs. In the three months ended March 31, 2006, we recognized legal expenses of $0.5 million relating to our claims against NASA for loss of the RDM. Research and development expenses were higher for the three months ended March 31, 2006 as compared to the same quarter last fiscal year due to increased efforts on the Apex program in the amount of $0.1 million.

Interest Expense. Interest expense was approximately $1.2 million for the three months ended March 31, 2006 as compared to approximately $1.4 million for the three months ended March 31, 2005. The decrease in interest expense is primarily due to the conversion of $52.9 million of 8% convertible subordinated notes due October 2007 into 5.5% senior convertible notes due October 2010 during the three month period ended December 31, 2005.

Interest and Other Income. Interest income is earned on our short-term investments and our mortgage receivable due to the sale of our payload processing facility in our SFS segment. Interest and other income was not significant for the three months ended March 31, 2006 and 2005.

Income Taxes. Based on our projected effective tax rate for fiscal year 2006 and 2005, we recorded no tax expense for the three months ended March 31, 2006 and 2005.

Net Income (Loss). Net loss for the three months ended March 31, 2006 was approximately $1.7 million or $0.13 per share as compared to net loss of approximately $0.5 million or $0.04 per share for the three months ended March 31, 2005.

For the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005.

Revenue. Revenue decreased approximately 10% to $36.2 million for the nine months ended March 31, 2006 as compared to $40.4 million for the nine months ended March 31, 2005 (in millions).

	March 31, 2006	March 31, 2005	Dollar Change	Percent Change
SPACEHAB Flight Services	$23.6	$28.4	$(4.8)	(17)%
Astrotech Space Operations	7.7	6.7	1.0	15%
SPACEHAB Government Services	4.2	4.7	(0.5)	(11)%
Space Media	0.7	0.6	0.1	17%

	$36.2	$40.4	$(4.2)	(10)%

Revenue from the SFS business segment has been adversely affected by the temporary grounding of the shuttle fleet following the foam problem that resulted during the launch of the STS-114 mission in July 2005. This has caused planned fiscal year 2006 revenue to move out into fiscal year 2007 and beyond. Also, the JETIS program had one mission processed for the nine months ended March 31, 2006, whereas, in the same period last year, the program had two launches and subsequent on-orbit activities. The following summarizes the significant items that affected the nine months ended March 31, 2006 as compared to the same period ended March 31, 2005:

•	Decrease in revenue from ESP2 of $4.2 million due to the launch of STS-114 in July 2005

•	Decrease in revenue from the JETIS contract of $1.4 million due to the timing of the mission operations

•	Decrease in revenue from the CE&R contract of $0.8 million that was started in the first quarter of fiscal year 2005 and completed in the first quarter of fiscal year 2006

•	Increase in revenue from STS-116, STS-118, and STS-121 under the CMC with Lockheed Martin of $0.9 million due to the missions getting closer to their anticipated launch dates and contract change orders that added scope and value to the missions

•	Other contract revenue increase of $0.7 million mainly due to our contract with EADS to provide a new ICC pallet to replace ESP2 that was permanently affixed to the space station during the STS-114 mission in July 2005

Revenue from our ASO business unit increased for the nine months ended March 31, 2006 by $1.0 million as compared to the same nine month period last fiscal year. This increase is primarily attributable to ASO receiving revenue for one additional guaranteed mission for calendar year 2006 under their Lockheed Martin satellite processing contract in the amount of $0.9 million. Also, during the nine months ended March 31, 2006, ASO had launch delays for two missions that kept them in our facilities for the entire nine month period. The launch delays were due to technical problems with the satellites and a Boeing workforce strike. These delays increased revenue by approximately $0.1 million for the nine months ended March 31, 2006, as compared to the nine month period ended March 31, 2005.

The decrease in revenue at the SGS business segment is primarily due to the delivery of the intravehicular activity (“IVA”) handrails in the third quarter of fiscal year 2005. The following summarizes the significant items:

•	Decrease in revenue of $0.5 million due to the delivery of the IVA handrails in the second quarter of fiscal year 2005

•	Increase in revenue of $0.2 million for the contract closeout of our contract with Shanghai Scienceland

•	Decrease in other revenue of $0.2 million

Costs of Revenue. Costs of revenue for the nine months ended March 31, 2006 increased by 11% to approximately $36.3 million, as compared to $32.6 million for the same nine month period of the prior year (in millions).

	March 31, 2006	March 31, 2005	Dollar Change	Percent Change
SPACEHAB Flight Services	$26.4	$22.8	$3.6	16%
Astrotech	6.0	5.9	0.1	2%
SPACEHAB Government Services	3.5	3.6	(0.1)	(3)%
Space Media	0.4	0.3	0.1	33%

	$36.3	$32.6	3.7	11%

Cost of revenue from the SFS business segment has been affected by the temporary grounding of the shuttle fleet due to the foam problem that occurred during the launch of STS-114 in July 2005. This has caused project work to be delayed until later periods. During the period ended December 31, 2005, we have written down the SFS Flight Unit 3 Module asset as a result of NASA’s revised flight manifest which was approved and signed into law on December 30, 2005. We have written the asset down by $6.3 million to a salvage value of $0.1 million which was determined by analyzing the scrap value of the asset. The following summarizes other significant items that affected the nine month period ended March 31, 2006 as compared to the same period ended March 31, 2005:

•	Decrease in cost of revenue of $3.2 million for ESP2 due to the launch of STS-114 in July 2005

•	Decrease in CE&R cost of revenue of $0.6 million that was started in the first quarter of fiscal year 2005 and completed in the first quarter of fiscal year 2006

•	Decrease in labor costs of $0.4 million due to reassignment of personnel to selling, general and administrative activities

•	Decrease in JETIS cost of revenue of $0.7 million due to the timing of the mission activities

•	Increase in cost of revenue, other than direct depreciation cost of revenue, for STS-116, STS-118, and STS-121 under the CMC with Lockheed Martin of $0.8 million due to the missions getting closer to their anticipated launch dates and contract change orders that added scope and value to the missions

•	Increase in depreciation expense of $0.3 million due to the second quarter of 2005 change in the depreciable lives of the flight assets from June 30, 2016 to December 31, 2010 to align with the end of the space shuttle life

•	Increased rent expense of $0.3 million due to the sale and subsequent lease-back of the SPACEHAB Payload Processing Facility during the fourth quarter of fiscal year 2005

•	Other cost of revenue increase of $0.8 million primarily due to our contract with EADS to provide a new ICC pallet to replace ESP2 that was permanently affixed to the space station during the STS-114 mission in July 2005

Cost of revenue from our Astrotech business unit increased for the nine months ended March 31, 2006 by $0.1 million as compared to the same nine month period last fiscal year. The increase is mainly due to facility hurricane repairs and higher utility costs due to the increase in fuel costs during the period ended March 31, 2006 as compared to the same period last year. Costs did not increase consistent with revenue due to the $0.9 million guaranteed mission payments for which there was no incremental cost.

The decrease in costs of revenue of $0.1 million in the SGS business segment is primarily due to the delivery of the IVA handrails in the third quarter of fiscal year 2005, which was partially offset by the costs of revenue associated with the closeout of the Shanghai Scienceland project for the period ending March 31, 2006.

Operating Expenses. Operating expenses increased to $8.2 million for the nine months ended March 31, 2006 as compared to approximately $6.6 million for the nine months ended March 31, 2005. The recovery of a non-recurring charge for the loss of the RDM was recorded for the period ended September 30, 2004. Operating expenses were higher for the period ended March 31, 2006 compared to the same nine month period last year due primarily to an increase in professional and consulting services, in research and development costs, an increase in SFS’s operating expenses by $0.4 million that was shifted from cost of revenue to operating expenses due to the start-up of Apex, the bid and proposal costs associated with responding to NASA’s request for proposals on the Commercial Orbital Transportation Services initiative and other selling, general and administrative activities. In the nine months ended March 31, 2006, we recognized legal expenses of $0.5 million relating to our claims against NASA for loss of the RDM and response to Lloyd’s complaint regarding its payment of insurance proceeds on the accident. Research and development expenses were higher for the nine months ended March 31, 2006 as compared to the same period last fiscal year due to increased efforts on the Apex program in the amount of $0.3 million.

Interest Expense. Interest expense was approximately $4.4 million for the nine months ended March 31, 2006 as compared to approximately $4.3 million for the nine months ended March 31, 2005. The increase in interest expense is primarily due to the write-off of $0.6 million of debt placement costs due to the conversion of $52.9 million of 8% convertible subordinated notes into 5.5% senior convertible notes during the three month period ended December 31, 2005. This increase was partially offset by a decrease in our mortgage loan interest and the lower interest expense for the $52.9 million of 8% convertible subordinated notes were exchanged for the 5.5% senior convertible notes in November 2005.

Interest and Other Income. Interest income is earned on our mortgage receivable due to the sale of our payload processing facility in our SFS segment. Interest and other income were not significant for the nine months ended March 31, 2006 and 2005.

Income Taxes. Based on our projected effective tax rate for fiscal year 2006 and 2005, we recorded an immaterial amount of income tax expense for March 31, 2006 and 2005.

Net Income (Loss). Net loss for the nine months ended March 31, 2006 was approximately $12.4 million or $0.98 per share, as compared to net income of approximately $5.2 million or $0.36 per share, for the nine months ended March 31, 2005.

Liquidity and Capital Resources

Historically we obtained operating and capital investment funds from the proceeds of our initial public offering of common stock and an offering of Series B Senior Convertible Preferred Stock. We also completed a private placement offering of convertible subordinated notes in November 2005 to support capital investments required for development and construction of space flight assets.

Currently our primary source of liquidity is cash flow from operations. The principal uses of cash flow that affect our liquidity position include both operational expenditures and debt service payments. Management is focused on increasing cash flow and on managing cash effectively through limiting cash investments in long-term assets.

We have a revolving credit facility with a bank providing for up to $5.0 million of loans secured by our accounts receivable. Funds available under the revolving credit facility are limited to 80% of eligible accounts receivable and we are subject to various financial and other covenants including a minimum tangible net worth covenant, a cash flow coverage covenant, and a secured debt coverage covenant. The facility provides that we must secure advances with cash balances if the required tangible net worth or cash flow ratio are not met. As of March 31, 2006 there have been no borrowings under this revolving credit facility. In February 2006 the revolving credit facility was renewed until February 11, 2007 with substantially the same terms as the original agreement. As of March 31, 2006 available borrowings on this $5.0 million credit facility was limited to us posting an equivalent amount of restricted cash.

Cash Flows From Operating Activities. Cash provided by (used in) operations for the nine months ended March 31, 2006 and 2005 was $2.3 million and ($6.2) million, respectively. The significant items affecting the differences in cash flows from operating activities for the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005 are discussed below:

•	Net loss for the nine months ended March 31, 2006 was $12.4 million as compared to net income for the nine months ended March 31, 2005 of $5.2 million. Included in the net loss for the nine months ended March 31, 2006 is $6.3 million recognized as a result of the write-down of our flight unit three flight asset. Included in net income for the nine months ended March 31, 2005 is $8.2 million recognized as recovery of a previously reported loss on the RDM

•	Depreciation and amortization for the nine months ended March 31, 2006 was $4.5 million as compared to $4.0 million for the nine months period ended March 31, 2005 mainly due to the change in estimated depreciable lives of our flight assets to align with NASA’s current launch planning manifest

•	For the nine months period ended March 31, 2006 we recorded a non-cash charge of $0.6 million due to the acceleration of debt placement costs due to the conversion of $52.9 million of 8% convertible subordinated notes due October 2007 into 5.5% senior convertible notes due October 2010

•	For the nine months ended March 31, 2006 changes in assets provided cash from operations of $5.7 million resulted primarily from a decrease in accounts receivable. For the nine months ended March 31, 2005, changes in assets used cash of $0.6 million

•	Changes in liabilities for the nine months ended March 31, 2006 used cash from operations of $1.8 million. This change was due primarily to the decreases in accounts payable, accrued expenses, and other liabilities of $1.4 million and the decrease of $0.4 million in deferred revenue. The decrease in deferred revenue was primarily due to the launch and subsequent on-orbit operations of the last mission for the JETIS contract during the nine months ended March 31, 2006. For the nine months ended March 31, 2005, changes in liabilities consumed cash from operations of $6.6 million. This change in liabilities was primarily due to the decreases in accounts payable and accrued expenses of $1.8 million and the decrease in deferred revenue of $4.8 million. The decrease in deferred revenue was primarily due to the first launch of the JETIS contract during the nine months ended March 31, 2005

Cash Flows From Investing Activities. For the nine months ended March 31, 2006 and 2005, cash flows provided by (used in) investing activities were ($0.4) million and $13.6 million, respectively. The significant items affecting the differences in cash flows from investing activities for the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005 are discussed below:

•	There were purchases of property and equipment of $1.3 million for the nine months ended March 31, 2006 as compared to $0.8 million for the nine months ended March 31, 2005. This difference was primarily due to capital expenditures for our Astrotech SPF in Florida for ongoing capital improvements and to replace flight assets loss during the Columbia accident for our SFS business unit

•	For the nine months ended March 31, 2005 cash flows from investing activities included $8.2 million received from NASA under the Research and Logistics Mission Support (“ReALMS”) contract indemnification clause for the loss of our RDM

•	For the nine months ended March 31, 2005 cash flows from investing activities were generated from the sale of short-term investments of $6.6 million as compared to no sales for the period ended March 31, 2006

•	This change in cash flows was offset by a decrease in restricted cash of $1.0 million for the nine months ended March 31, 2006 as compared to an increase in restricted cash of $0.4 million for the nine months ended March 31, 2005

Cash Flows From Financing Activities. For the nine months ended March 31, 2006 and 2005, cash flows used in financing activities were $3.4 million and $2.8 million, respectively. The significant items affecting the differences in cash flows from financing activities for the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005 are discussed below:

•	For the nine months ended March 31, 2005 we had net repayments of $1.4 million under the revolving credit facility as compared to no net borrowings or repayments for the nine months ended March 31, 2006

•	For the nine months ended March 31, 2006 we incurred $1.9 million of financing costs related to the exchange of our 8% convertible subordinated notes

On March 25, 2003 the Board of Directors authorized us to repurchase up to $1.0 million of our outstanding common stock at market prices. Any purchases under our stock repurchase program may be made from time to time, in the open market, through block trades or otherwise in accordance with applicable regulations of the SEC. As of March 31, 2006 we had repurchased 116,100 shares at a cost of $117,320 under the program. We will continue to evaluate the stock repurchase program and the funds authorized for the program, which represents an average cost of $1.01 per share. This stock repurchase program remains available for purchases of our stock.

We had capital expenditures during the period relating primarily to facility modifications and enhancements of which some are reimbursable from certain customers. Additionally, we had capital expenditures for replacement components for our modules. These expenditures are not expected to continue or be significant going forward.

Management continues to focus its efforts on improving our overall liquidity through identifying new business opportunities within the areas of our core competencies, reducing operating expenses, and limiting cash commitments for future capital investments and new asset development. Additionally, management continues to evaluate operating expenses in an effort to reduce or eliminate costs not required to effectively operate us.

Our cash was approximately $5.9 million as of March 31, 2006. Management believes that we have sufficient liquidity, including cash and short-term investments, advances available under our revolving credit facility, and cash expected to be generated from operations to fund ongoing operations for the next twelve months. We also expect to utilize existing cash, cash anticipated from future operations to support strategies for new business initiatives and reduce long-term debt.

Our contractual obligations as of March 31, 2006 are as follows (in thousands):

Contractual Obligations	At March 31, 2006	Remaining in Fiscal Year 2006	Fiscal Year 2007	Fiscal Year 2008	Fiscal Year 2009	Fiscal Year 2010	Fiscal Year 2011	Thereafter

Long-term Debt	$63,250	$—	$—	$10,306	$—	$—	$52,944	$—
Mortgage Loan Payable	2,162	526	1,636	—	—	—		—
V.J.F. Russian Consultant Agreement	30	30	—	—	—	—		—
V.J.F. Russian Subcontract	185	185	—	—	—	—		—
Operating leases[1]	28,017	3,639	5,272	5,174	5,066	952	739	7,175

Total Contractual Cash Obligations[2] (excluding interest payments)	$93,644	$4,380	$6,908	$15,480	$5,066	$952	$53,683	$7,175

1	-	For the remainder of fiscal year 2006 we expect to receive net payments of $0.2 million for subleases. For fiscal years 2007, 2008, and 2009 we expect to receive payments of approximately $0.6 million, $0.4 million, and $0.1 million, respectively for subleases.
2	-	Does not include commitment to Dayna Justiz for compensation that can be earned as a result of the agreement date June 19, 2000. The agreement states that Dayna Justiz can earn up to $375,000 as additional compensation if she meets certain financial goals in the management of The Space Store. The yearly amount is equal to five percent of The Space Store’s “net after-tax operating income” during each fiscal year until such time an aggregate amount of $375,000 has been earned. At this time, we have not recorded a liability for this obligation due to the uncertainty of the obligation being met.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements, other than operating leases, that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Contract Claim. In January 2004 we filed a formal proceeding with NASA seeking indemnification under our Research and Logistics Mission Support contract in the amount of $87.7 million for the value of our research double module and related equipment that was destroyed during the Space Shuttle Columbia tragedy. NASA responded to this contract claim on October 5, 2004. NASA’s determination states that its liability is limited to $8.0 million. We received payment from NASA of $8.2 million, which included $0.2 million of interest, from NASA, in October 2004. In January 2005 we filed an appeal of NASA’s decision to deny its claim for indemnification in excess of $8.0 million with the Armed Services Board of Contract Appeals. The parties have submitted and responded to pretrial motions on the matter.

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

Tort Claim. On November 8, 2004 we filed a second claim with NASA seeking damages of $79.7 million under the federal tort claims act for the loss of our RDM resulting from NASA’s alleged negligence leading to the destruction of the space shuttle Columbia and the loss of our module. The claim represents our loss of $87.7 million less the $8.0 million recovered from NASA. NASA failed to respond to this claim. On February 3, 2006 we filed a complaint in the Federal District Court for the Southern District of Texas seeking damages of $79.7 million under the federal tort claims act. Subject to resolution of administrative motions by the parties, the case is expected to proceed into discovery in accordance with Federal Rules of Civil Procedure.

ITEM 1A. RISK FACTORS

On February 8, 2006 the Company was advised by NASDAQ that it was not in compliance with the exchange’s listing standards for equity and stock price for the NASDAQ National Market exchange. Pursuant to such notice, the Company applied for and received acceptance for listing on the NASDAQ Capital Market exchange effective as of March 21, 2006. The Company continues to be in non-compliance with the NASDAQ Capital Market listing requirement for a share price in excess of $1.00. NASDAQ has advised the Company that it must regain compliance to the stock price requirement by May 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2006 we did not issue any unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the nine months ended March 31, 2006 we did not have any defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 1, 2005 we held our annual meeting of shareholders. See our Form 10-Q for the three months ended December 31, 2005 for the results of that meeting.

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

SPACEHAB, INCORPORATED

Date: May 10, 2006	/s/ Michael E. Kearney
Michael E. Kearney
President and Chief Executive Officer

/s/ Brian K. Harrington
Brian K. Harrington
Senior Vice President and Chief Financial Officer