Form 10-K/A
period 2005-06-30
SPACEHAB INC \WA\
filed 2006-06-12
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer  ☐                    an accelerated filer  ☐                    or a non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☑

The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of such stock on the NASDAQ National Market on such date of $2.13 was approximately $26,893,227 as of December 31, 2004.

As of September 13, 2005, 12,671,179 shares of the registrant’s common stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the Annual Meeting of Stockholders to be held December 1, 2005.	Parts I, II, and III of Form 10-K

EXPLANATORY NOTE

When SPACEHAB, Inc amended its Fiscal Year 2005 Form 10-K on October 5, 2005, only the changes from the originally filed 2005 Form 10-K were included, and not the full text of the items being amended. Therefore, SPACEHAB is amending the 2005 Form 10-K to include the entire text of Items 7, 8 and 15, as they were amended by the October 5, 2005 amendment to the 2005 Form 10-K. No changes to the information have been made since October 5, 2005. This amendment is for presentation purposes only.

Note: There are no other changes to the original Form 10-K filing other than those outlined above. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

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

•

Changes in liabilities for fiscal year 2005 used cash from operations of $1.8 million. This change is due primarily to the decreases in accounts payable and accrued expenses of $1.5 million and the decrease in deferred revenue of $5.4 million. The decrease in deferred revenue is primarily due to the first launch for the Japanese Experiment Thermal Incubator Service contract during fiscal year 2005 and subsequent on-orbit operations. The decreases in accounts payable, accrued expenses, and deferred revenue was offset by an increase in accrued subcontract costs and other of $5.1 million which is due to increased shuttle related activities and the recording of the $0.5 million liability related to the Lloyd’s settlement. For fiscal year 2004 changes in liabilities used cash in operations of $11.8 million, primarily due to a decrease in accounts payable and accrued expenses of $4.6 million and a decrease in deferred revenue of approximately $8.9 million primarily due to revenue recognition for STS-116 and NASA’s planned dedicated research mission that was previously scheduled to follow STS-107. These decreases were partially offset by an increase in accrued subcontracting costs of $1.7 million.

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

	June 30,
	2005	2004	2003
Weighted average outstanding	12,613,491	12,450,320	12,285,467
common shares - basic Common stock equivalents	1,576,790	1,691,629	—

Weighted average outstanding common shares - diluted	14,190,281	14,141,949	12,285,467

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

Date: June 9, 2006

By:	/s/ Brian K. Harrington
Brian K. Harrington
Senior Vice President and Chief Financial Officer

Date: June 9, 2006