Form 10-K
period 2006-06-30
SPACEHAB INC \WA\
filed 2006-09-27
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-27206

SPACEHAB, Incorporated

(Exact name of registrant as specified in this charter)

Washington	91-1273737
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12130 Highway 3, Building 1

Webster, Texas 77598-1504

(Address of principal executive offices) (Zip code)

(713) 558-5000

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NASDAQ Capital Market
(no par value)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of such stock on the NASDAQ National Market on such date of $0.70 was approximately $8,935,581 as of December 30, 2005.

As of September 19, 2006, 12,976,971 shares of the registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Information called for in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive Proxy Statement to be filed within 120 days after the end of the registrant’s fiscal year in connection with the registrant’s annual meeting of shareholders.

i

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:

•	Whether we will fully realize the economic benefits under our National Aeronautics and Space Administration (“NASA”) and other customer contracts

•	Continued utilization by NASA and others of our habitat and logistics modules and related commercial space assets and services

•	Completion of the International Space Station, and the continued availability and use of the U.S. space shuttle

•	Uncertainty regarding the Company’s potential participation in future commercial and governmental space initiatives

•	Technological difficulties and potential legal claims arising from any technological difficulties

•	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by the manned and unmanned space programs that replace the space shuttle program

•	The effect of economic conditions in the U.S. or other space faring nations that could impact our ability to support or gain customers

•	Uncertainty in government funding and support for key space programs

•	The impact of competition on our ability to win new contracts

•	Delays and uncertainties in future space shuttle and International Space Station programs

•	The U.S. Government’s commitment to President Bush’s Vision for Space Exploration

•	Delays in the timing of performance of other contracts

•	Resolution of our claims against NASA relating to the loss of our research double module on the Columbia orbiter

•	Risks described in the “Risk Factors” section of this Form 10-K

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described under the heading “Risk Factors” beginning on page five of this Form 10-K and elsewhere in this Form 10-K, or in the documents incorporated by reference herein. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the Securities and Exchange Commission (“SEC”) or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Form 10-K and in prior or subsequent communications.

ii

PART 1

DEFINITIONS

As used in this Form 10-K, the abbreviations and acronyms contained herein have the meanings set forth below. Additionally, the terms “SPACEHAB”, “the Company”, “we”, “us” and “our” refer to SPACEHAB, Incorporated and its subsidiaries, unless the context clearly indicates otherwise.

1994 Plan	1994 Stock Incentive Plan
APB	Accounting Principles Board
ASO	Astrotech Space Operations
Astrium	Astrium GmbH
Astrotech	Astrotech Space Operations
ATV	Automated Transfer Vehicle
Boeing	The Boeing Company
CE&R	Concept Exploration and Refinement
Common Stock	SPACEHAB Common Stock
ESP2	External Stowage Platform 2
ESP3	External Stowage Platform 3
FASB	Financial Accounting Standards Board
ICC	Integrated Cargo Carrier
ISS	International Space Station
IVA	Intravehicular Activity
JAXA	Japan Aerospace Exploration Agency
Lloyd’s	Lloyd’s of London
Lockheed Martin	Lockheed Martin Corporation
NASA	National Aeronautics and Space Administration
PI&C	Program Integration and Control
RDM	Research Double Module
ReALMS	Research and Logistics Mission Support
RSC Energia	Rocket Space Corporation-Energia
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFS	SPACEHAB Flight Services
SGS	SPACEHAB Government Services
SMI	Space Media, Inc.
SMI Plan	Space Media, Inc. Stock Option Plan
SPF	Spacecraft Processing Facility
USAF	United States Air Force

Item 1. Business.

Incorporated as a Washington corporation in 1984, we made our initial public offering of our Common Stock in 1995. We flew our first module on a space shuttle mission in 1993 and have continued to grow our customer base and service offerings since then. With approximately $50.0 million in annual revenue and $61.6 million in flight and payload processing assets, we are a leading provider of commercial space services.

In February 1997 we acquired Astrotech Space Operations (“Astrotech”), the leading commercial supplier of launch processing services in the United States. Expanding our core business of supporting people living and working in space, we acquired Johnson Engineering, now named SPACEHAB Government Services, in 1998 to include specialized engineering support services for the U.S. Government. Space Media, Inc. was formed in 2000 to develop space-related media and education and entertainment services to space enthusiasts around the world.

Our Company

We provide services that focus on the needs of organizations requiring access to the unique environment of space for commercial, scientific, and other reasons. We are a provider of services that facilitate commercial access to space, and we were the first company to commercially develop, own, and operate pressurized space habitat modules. Serving the international community, we have experience supporting both manned and unmanned missions to space. We offer many levels of products and services by providing:

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

Our Company is comprised of four business segments which provide a range of products and services to the aerospace and commercial markets. Our business units consist of:

•	SPACEHAB Flight Services (“SFS”). Our Flight Services business unit provides access to low earth orbit for research, transportation, and logistics purposes, and supplies the end-to-end spaceflight services needed to get our customer payloads to space

•	Astrotech Spacecraft Operations (“ASO”). Our Astrotech spacecraft processing business unit provides facilities and support for the preparation of satellites and payloads for launch on expendable launch vehicles

•	SPACEHAB Government Services (“SGS”). Our Government Services business unit provides project management and specialized engineering analysis, products, and services to NASA and other customers

•	Space Media, Inc. (“SMI”). Our Space Media business unit provides space-themed educational and retail products and services

SPACEHAB Flight Services

The primary goal of our SFS business unit is to enable government and commercial enterprise to overcome the habitability and occupational challenges of space. Through the provision of experts, specialized hardware, and established processes, we help provide access to the resources of space. We offer a range of engineering, integration, operations, and ground support services that we tailor to meet our clients’ specific requirements. Our SFS business unit also provides habitat and logistics modules and unpressurized integrated cargo carriers to NASA for use on the U.S. space shuttle fleet and the International Space Station. We sell research and logistics services to NASA and commercial customers who want to use our modules and unpressurized carriers for specific space applications.

Modules. Our modules provide space-based research facilities and pressurized cargo services for use aboard the space shuttle. Our single module is an aluminum cylinder, measuring 10 feet in length by 13.5 feet in diameter that provides resources such as power, data management, thermal control, and vacuum venting. Our single module, which has a payload capacity of 5,400 pounds, is employed primarily for research and logistics missions. We also have a second logistics module that can be attached to our single module and used in the space shuttle in a double configuration. When used in a doubled configuration the payload capacity of our modules increases to 10,000 pounds and optimizes the resupply capability for NASA by carrying vital supplies to cosmonauts and astronauts onboard the International Space Station. Our single and double module configuration, when installed in the payload bay of a space shuttle, doubles or quadruples the livable space available to astronauts for research, habitation, and storage, while still leaving space in the shuttle bay for unpressurized cargo. Our personnel perform mission integration, hardware development, and sustaining engineering required to support the flight of our modules. As of June 30, 2006 NASA has utilized our modules, including our research double module that we lost in the Columbia tragedy, on 16 space shuttle missions for research and logistics purposes in both single and double module configurations.

Unpressurized Carriers. In addition to our modules, we have developed with Rocket Space Corporation-Energia (“RSC Energia”) an integrated cargo carrier system of unpressurized payload carriers to transport cargo that does not require a pressurized environment in space. Cargo suitable for transport on our integrated cargo carriers includes International Space Station assembly components and spares, astronaut tools, and unpressurized experiments. Our integrated cargo carriers fly in what is ordinarily unused volume in the front or rear of the space shuttle’s cargo bay. Integrated cargo carriers can be used alone or in combination with our single or double modules to provide the optimum mix of pressurized and unpressurized cargo capacity on a single mission to the International Space Station. In addition, depending upon NASA’s mission requirements, our integrated cargo carriers can be removed from the shuttle bay and attached to the International Space Station, as was done on STS-114, and serve as a permanent spare parts warehouse. By expanding the capabilities of the space shuttle and offering flexibility in the mix of pressurized and unpressurized cargo carried on each mission, the integrated cargo carrier is a cost-effective solution for International Space Station logistics.

Our integrated cargo carrier initially flew on NASA’s first supply mission to the International Space Station, space shuttle flight STS-96 in May 1999, and has flown on six subsequent missions with more flights scheduled on the NASA manifest. In fiscal year 2001, we sold our integrated cargo carriers to Astrium and entered into an agreement with them to lease back these assets for a period of four years with two additional four-year options. Also, Astrium provides engineering and technical services for the unpressurized carriers.

To meet particular NASA requirements for unpressurized cargo transport, we also developed a vertical integrated cargo carrier, designed and built for us by RSC Energia. In fiscal year 2002, we received the vertical integrated cargo carrier and also sold this asset to Astrium for inclusion in the lease back arrangements discussed above. The integrated cargo carrier system, including the vertical integrated cargo carrier, is a flexible and adaptable payload transport option.

Other Services. In addition to our flight assets, we offer a full range of ground-based pre- and post-flight experiment and payload processing services and in-flight operations support. NASA and other users of the space shuttle and International Space Station must follow a complex set of procedures to prepare payloads for launch, operate them in space, and process them upon return. Our carrier development and operations team offers these users turn-key, fixed-price payload services using our modules and unpressurized integrated cargo carriers. These services include payload scheduling, mission planning, safety analysis and certification, physical integration with a module or integrated cargo carrier, integration of these carriers with the space shuttle, flight operations, data gathering and synthesis, and launch and landing site activities. These capabilities, along with space access services, are also available through SPACEHAB on the Russian Progress, European Automated Transfer Vehicle, as well as emerging spacecraft.

We also have an advanced programs team chartered to investigate and develop new technologies and concepts that support the United States President’s stated “Moon, Mars, and Beyond” goals as outlined in his Vision for Space Exploration.

Astrotech Space Operations

Our spacecraft processing services business unit provides government and commercial customers with a commercial alternative to using government-owned facilities to prepare their satellites for launch in the United States. This business unit began operations at our Titusville, Florida facility in 1985. We believe that growing wireless telecommunication demands, such as direct-broadcast radio and television, cellular telephones, and broadband internet services, as well as the continued need for video and long-distance telephone transmissions, will provide us with opportunities to expand our customer base. As of June 30, 2006 we had supported the processing of approximately 240 spacecraft. Our standard package of services provides all support necessary for the customer to successfully process its spaceflight hardware for launch, including:

•	Clean room facilities for hardware processing and encapsulation operations

•	Communications network for spacecraft command/control through launch

•	Storage and transportation of liquid propellants

•	Facilities for solid-rocket motor preparation

•	Life safety support for propellant loading operations

•	Program security to include convoy escorts to and from launch facilities

•	Sampling and analysis of propellants and gases

•	Emergency fire and medical assistance

•	Coordination with NASA and the Air Force for government-supplied support

•	Safety oversight of all hazardous operations

Astrotech-processed payloads have been launched from Florida’s NASA Kennedy Space Center/Cape Canaveral Air Force Station, Vandenberg Air Force Base, California, and via the equatorial platform of Sea Launch. Customers have used our facilities to prepare payloads for launch on a wide range of expendable launch vehicles including Atlas, Delta, Pegasus, Sea Launch, and Taurus, as well as secondary payloads flown on the space shuttle. Our modern facilities are specifically sized and outfitted to accommodate a wide range of customer payloads as well as the payload fairings and payload adapter assemblies of the launch service providers. We believe that this approach allows for maximum flexibility in the processing of parallel missions and accommodating schedule changes. Our goal is to make our facilities a seamless extension of our customer’s factory environment.

Our largest facility, in Titusville, Florida, which we own, supports spacecraft processing for launches in Cape Canaveral and is the only commercial complex capable of processing larger five-meter-class satellites and payload farings for Lockheed Martin’s and Boeing’s Evolved Expandable Launch Vehicle programs. The satellite and payload farings for the Evolved Expandable Launch Vehicle programs are significantly bigger than other launch vehicles currently in use, with weights in excess of 25,000 pounds and payload farings up to 75 feet long. As a result, these spacecraft and farings require larger processing facilities for which we are the only commercial provider.

SPACEHAB Government Services

Our SGS business unit has provided specialized engineering support services for the U.S. Government, including NASA, and various commercial industries for over 30 years. Specifically, we have supported the U.S. Government in the areas of:

•	Large-scale configuration and data management programs such as the International Space Station

•	Specialized design, development, and fabrication of flight hardware

•	Low- to high-fidelity mockup design and construction

•	Safety and quality support services

We offer a wide array of products and services in these varied fields and bring advanced ideas and solid execution of these innovations to our customers.

Our SGS business unit derives most of its revenue under ARES’ contract to provide configuration and data management services within NASA’s Program Integration & Control contract for the International Space Station. The base contract period goes to September 2008 with two one-year options. Using our skills and expertise, we are an integral part of the total NASA team responsible for final acceptance of International Space Station hardware and software that includes both the development contractors and the 16 international partners. Configuration management focuses on the approved design and the configuration of the thousands of hardware and software parts and components for the International Space Station by constant review of development processes and the status of progressing and constantly-changing activities. Specifically, the configuration management functions we provide include:

•	Planning and management of International Space Station Partners configuration management policies, procedures, and requirements

•	Identification of configurations and processes

•	Change management

•	Status accounting

•	Verifications and audits

Our SGS business unit also has the ability to support customer data management requirements by:

•	Ensuring data validity

•	Providing deliverables tracking support

•	Creating data management programs

•	Providing data directories

•	Developing documentation trees

Space Media

In addition to our three primary business units, we also have a majority-owned subsidiary that is a retailer of space-themed merchandise and space education services. This business unit owns and operates an online retailing outlet, TheSpaceStore.com, and a retail store adjacent to NASA’s Johnson Space Center in Houston. Our web site and retail store offer hundreds of products, providing distinctive and personalized gifts, clothing, mission patches, space collectibles, and more geared toward spreading the excitement of space.

Strategy

Our strategic vision is to be a recognized market leader in providing services to support space operations and utilization with consistent growth, high employee morale, and a realistic shareholder return on investment. Extracted from that vision, our strategies encompass the following:

•	Deliver excellence on current work

•	Leverage our mission/program support expertise

•	Provide technical support on space programs

•	Expand and enhance existing payload-processing facilities

•	Design solutions that encourage private commercial investment in space

•	Develop space-related hardware

•	Support alignment of domestic and foreign resource sharing

•	Identify new applications for our technology and expertise

We believe that our business units are tactically aligned with our overriding corporate strategy in a manner that is poised to achieve our operational and financial goals. Our units are focused on three areas in the near term:

•	Utilizing the expertise of our SFS business unit to provide support for space shuttle missions, assembly and utilization of the International Space Station, and the evolution of NASA’s exploration initiatives

•	Expanding our Astrotech spacecraft processing business unit’s revenue base through new markets and services in an effort to increase utilization of our modern, commercially-operated facilities and extensive payload processing expertise

•	Supporting the International Space Station Program Office through our SGS business unit under cost reimbursable government contracts, further defining ourselves as a principal in configuration and data management services

Item 1A. Risk Factors.

The risks and uncertainties described below are not the only risks facing us. Additional risks not presently known to us or which we consider immaterial based on information currently available may also materially adversely affect us. If any of the following risks or uncertainties actually occur, our business, financial condition, and results of operations could be materially adversely affected.

Risks Related to Our Business

In fiscal year 2006, our Flight Services business unit derived over 92% of its revenues, which represented approximately 60% of our fiscal year 2006 consolidated revenues, from the use of our modules and integrated cargo carriers by the space shuttle fleet, which is currently expected to be retired by 2010.

Our modules and integrated cargo carriers have been specifically designed to enhance the capabilities of the space shuttle and, therefore, our current Flight Services business is highly dependent on the availability of the space shuttle fleet. President Bush’s vision for U.S. space exploration envisions that the United States will fulfill its commitments to international partners and complete its work on the International Space Station by 2010. The shuttle is currently scheduled to be retired after its work on the station is complete. Our single module is currently scheduled to fly on two space shuttle missions. Since the shuttle’s chief purpose is anticipated to be assisting in the completion of the assembly of the station, our modules may not be used for many additional missions, if any. We currently own one single module and a second module that can be added to our single module in order for it to be configured as a double module. We invested approximately $72.5 million in the design and construction of these two modules. We do not anticipate being able to sell or use these two modules or use our integrated cargo carriers following the retirement of the space shuttle fleet. If our Flight Services business is unable to develop projects or services that will be used by the crew exploration vehicle and other spacecraft that will replace the shuttle fleet, our financial condition and results of operations will be materially adversely affected.

Our Flight Services business unit depends on regular space shuttle flights.

In addition to the scheduled retirement of the space shuttle fleet, the orbiters have been grounded for extended periods numerous times. The space shuttle’s expected return to flight for the first time since the Space Shuttle Columbia was lost on re-entry in February 2003 did not occur until July 2005. All missions were previously suspended from January 1986 to September 1988, pending the redesign of certain subcomponents which had caused the loss of the Space Shuttle Challenger. The space shuttle fleet has also been temporarily grounded for shorter periods of time on several occasions. No assurances can be made that the space shuttle will not be grounded, that future missions of the space shuttle will not be delayed, or that NASA will launch the number of space shuttle missions currently scheduled. There are three space shuttles in operation. Failure to have access to the space shuttle, either through technical difficulties affecting the entire fleet or the loss of an individual space shuttle, would have a material adverse effect on our financial condition and results of operations.

We have incurred, and expect in the future to incur, significant legal costs related to the loss of our research double module in the Columbia tragedy.

On February 1, 2003 we lost our research double module in the Columbia tragedy. We sought indemnification from NASA in the amount of $87.7 million for the value of our research double module and related equipment that was destroyed. We received insurance proceeds of $17.7 million and $8.0 million in indemnification from NASA in connection with the loss of this module. We have filed an appeal of NASA’s decision to deny our claim for indemnification in excess of $8.0 million with the Armed Services Board of Contract Appeals and a tort claim against NASA seeking damages of $79.7 million for the loss of the research double module. Our tort claim has been stayed pending results of our contract appeal. In pursuing our appeal and tort claims, we will be required to expend material amounts on legal fees, but may not recover any additional amounts from NASA. Lloyd’s of London (“Lloyd’s”), our insurer, is entitled to participate in a recovery against NASA, if any, net of legal costs, in an amount no less than $500,000 and up to $17.7 million. The amount available to Lloyd’s for recovery is based upon a pre-agreed schedule.

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

Approximately 77% of our fiscal year 2006 revenue was generated from seven contracts supporting NASA. We anticipate that revenue from NASA-related projects will continue to account for a material amount of our revenue in the future. We currently are providing services supporting NASA under five primary contracts. There are no assurances, however, that NASA will require our module or integrated cargo carrier services in the future. We currently anticipate that NASA will not use our modules as much as they have in the past. Even if NASA continues to use our modules and integrated cargo carriers to the same extent that it did prior to the suspension of shuttle flights following the Columbia disaster, these products will become obsolete when the space shuttle is retired. See “In 2006, our Flight Services business unit derived over 92% of its revenues, which represented approximately 60% of our fiscal year 2006 consolidated revenues, from the use of our modules and integrated cargo carriers by the space shuttle fleet, which is currently expected to be retired by 2010.” Our failure to execute new contracts supporting NASA for use of our modules and integrated cargo carriers could have a material adverse effect on our financial condition and results of operations.

In the past, we have developed products without any firm commitments from NASA. Although we may invest substantial amounts developing products for the shuttle’s replacement program without any contracts with NASA, we cannot provide any assurances that such products will be used. Since the final program that will be chosen by NASA is not currently known, we can not provide any assurances that the products and services we may develop will be suitable for such replacement programs. If NASA or its contractors do not purchase the products and services we are developing for the shuttle’s replacement programs, our financial condition and results of operations will be adversely affected.

Termination of our backlog of orders could negatively impact our revenues.

As of June 30, 2006, we had a firm backlog of approximately $46.0 million and total backlog of approximately $57.0 million. Firm backlog consists of aggregate contract values, excluding the portion previously recognized as revenues, in work change orders on existing contracts, and our estimate of potential award fees. Total backlog includes firm backlog in addition to unexercised options under existing contracts and expected indefinite-quantity indefinite-delivery task orders under existing contracts, which may not result in definitive contracts or orders. Backlog as of June 30, 2006 does not give effect to new orders received or any terminations or cancellations since that date. Approximately 76% of our firm contract backlog as of June 30, 2006 was derived from contracts with the U.S. Government and its agencies or from subcontracts with the U.S. Government’s prime contractors. Since our government contracts are contingent upon Congressional appropriations and are terminable “for convenience,” we cannot assure that our backlog will ultimately result in revenues.

Our existing NASA contracts are subject to continued appropriations by Congress and may be terminated if future funding is not made available, which would have a material adverse effect on our business.

Our financial performance is substantially dependent on the revenue generated from our contracts supporting NASA which, similar to contracts with other agencies of the U.S. government, are conditioned upon the continuing availability of Congressional appropriations. The U.S. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may extend over many years. Failure to receive sufficient funds from Congress or a withdrawal by Congress of prior appropriations would permit NASA to terminate its contracts with us “for convenience.” Therefore, no assurances can be made that Congress will continue to fund NASA at levels which will permit space shuttle missions to continue on their current schedules or that Congress will appropriate the funds necessary for NASA to fulfill its obligations under its contracts with us. Any substantial reduction in Congressional funding for space shuttle missions or annual appropriations to NASA to fulfill, among other things, NASA’s contracts with us or the U.S. commitment to the International Space Station, would have a material adverse effect on our financial condition and results of operations. In addition, termination of large programs or multiple contracts affecting our Flight Services business unit could require us to evaluate the continued viability of operating that business.

As a U.S. Government contractor, we are subject to a number of rules and regulations the violation of which could result in us being barred from future NASA contracts.

We must comply with and are affected by laws and regulations relating to the award, administration, and performance of U.S. Government contracts. These laws and regulations, among other things:

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

A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of our contracts, or debarment from bidding on U.S. Government contracts. In some instances, these laws and regulations impose terms or rights that are more favorable to the Government than those typically available to commercial parties in negotiated transactions. For example, the Government may terminate any of our government contracts for convenience, as well as for default based on performance. In addition, U.S. Government contracts generally contain provisions that allow the Government to unilaterally suspend us from receiving new contracts pending resolution of alleged violations of certain federal laws or regulations, reduce the value of existing contracts, issue modifications to a contract, and control and potentially prohibit the export of our services and associated materials. Since a majority of our revenues are currently, and a material portion of future revenues are expected to be, derived from contracts supporting NASA, material modifications to our existing contracts or a prohibition against bidding on future U.S. Government contracts would have a material adverse affect on our financial condition and results of operations.

Our business could be adversely affected by a negative audit by the U.S. Government.

U.S. Government agencies, including NASA, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure, and compliance with applicable laws, regulations, and standards. The U.S. Government also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation, and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm that affects our non-governmental business if allegations of impropriety were made against us.

Most of our competitors, including NASA which is also our largest customer, have much greater financial resources than we do.

The U.S. Government, the governments of other countries, and private companies participate in the highly competitive space industry often as both suppliers and end-users of space services. Our long-term strategy for growth is to provide research, logistics, infrastructure and payload processing services to NASA and others during the International Space Station era and for the manned and unmanned programs that will replace the space shuttle program. This strategy could require us to compete with commercial companies such as The Boeing Company, Lockheed Martin Corporation and other large aerospace companies, many of which have existing NASA support contracts, substantially greater financial resources and manufacturing capabilities, more established and larger marketing and sales organizations, and larger technical staffs than we have.

Pursuant to a treaty between the United States and Italian governments, the Italian government has provided three multi-purpose logistics modules to NASA for use in the construction and operation of the International Space Station. These NASA-owned and operated modules are capable of carrying pressurized logistics and other payloads in the cargo bay of the space shuttle to and from the International Space Station. These NASA-owned modules are our most direct competitor for pressurized logistics resupply to the International Space Station. Russia also operates Progress unmanned, expendable logistics resupply vehicles, which were the sole means of re-supplying the International Space Station while shuttle flights were suspended. Japan and certain European countries are also currently working on their own expendable, automated docking modules for logistics resupply missions. The NASA-owned modules might, and successful implementation of the proposed expendable docking modules could further, reduce the demand for our modules, which would have a material adverse effect on our future financial performance.

Prior to January 2004, Boeing was our subcontractor for processing payloads for our modules. We now perform all of our payload processing services using our employees. Boeing and United Space Alliance currently perform payload processing services for NASA’s multi-purpose logistics modules. In addition, there are several other space shuttle payload processing contractors currently performing flight and ground operations work for NASA, including but not limited to: United Space Alliance, The Boeing Company, Lockheed Martin Corporation, and Teledyne Technologies Incorporated. All of these companies are larger and have greater resources than us in space shuttle payload processing.

United Space Alliance, which is equally owned by The Boeing Company and Lockheed Martin Corporation, is the prime contractor for NASA’s space shuttle program. United Space Alliance is responsible for the day-to-day operation and management of the U.S. space shuttle fleet. United Space Alliance is currently the primary contractor in the market for civil ground operations and payload processing services. We believe that the privatization of space station operations and successor programs will continue to result in intense competitive pressure among contractors to retain their current contracts and/or capture new payload processing work from other contractors. To the extent that these contractors are able to retain or enlarge their roles in payload processing operations, our ability to successfully compete for a share in this market could be impeded, which could have a material adverse effect on our future financial performance.

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

Our earnings and margins may vary based on the mix of our cost-reimbursable and fixed-price contracts.

As of June 30, 2006, we had one significant cost-reimbursable and four significant fixed-price contracts. Cost-reimbursable contracts generally have lower profit margins than fixed-price contracts. Our Flight Services and Astrotech spacecraft processing business units’ contracts are mainly fixed-price contracts, while our Government Services business unit contracts are generally cost reimbursable contracts. Our earnings and margins may vary materially depending on the types of contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, any costs in excess of the fixed price are absorbed by us. Under cost-reimbursable contracts, subject to a contract-ceiling amount in certain cases, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. However, if our costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs and may have our fees reduced or eliminated. The failure to perform to customer expectations and contract requirements can result in reduced fees and may affect our financial performance for the affected period. Cost over-runs also may adversely affect our ability to sustain existing programs and obtain future contract awards. Under each type of contract, if we are unable to control costs we incur in performing under the contract, our financial condition and operating results could be materially adversely affected.

Our financial results could be affected if the estimates that we use in accounting for contracts are incorrect and need to be changed.

Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. The estimation of total revenues and cost at completion for many of our contracts is complicated and subject to many variables. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. Incentives or penalties related to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information for us to assess anticipated performance. Estimates of award and incentive fees are also used in billing customers and estimating revenue and profit rates based on actual and anticipated awards. If our performance under a cost reimbursable contract results in an award fee that is lower than we have estimated, we would be required to refund previously billed fee amounts and would have to adjust our revenue recognition accordingly. If our performance was determined to be significantly deficient, we may be required to reimburse our customer for the entire amount of previously billed awards.

Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances, or estimates may adversely affect future period financial performance.

Most of the costs for our Astrotech business unit are fixed regardless of the number of spacecraft that are processed at our facility.

The primary costs related to our Astrotech business unit are associated with operating and running our three spacecraft launch processing facilities. These costs remain relatively unchanged regardless of whether or not customers are using the facilities. As a result, if we do not properly estimate the number of satellites that will be processed when calculating our price structure for our spacecraft processing services, our financial results could be adversely affected.

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

Our spacecraft payload processing facilities that are specifically designed to process satellites and other payloads as well as our modules and integrated cargo carriers would lose a substantial portion of their value if we no longer provided these services.

Our Astrotech spacecraft processing facilities and the payload processing facilities for our Flight Services business unit were built specifically to process satellites and our modules and integrated cargo carriers. These facilities are not well suited for other uses. Currently, our Astrotech facilities in Titusville, Florida are depreciated using the straight-line method over their estimated useful lives which range from 16 to 40 years. If we were required to terminate our satellite or module processing businesses, the value of these facilities would be significantly impaired. In addition to having to take a substantial write-down of the value of our Titusville, Florida facility on our books, if we attempted to sell this facility we do not think that we would be able to recover the amounts we have invested. If we were able to sublease our leased facilities, we do not think such subleases would be sufficient to cover our current rental payments. Due to our substantial capital expenditures for our spacecraft processing facilities and the limited uses of these facilities, the termination of operations at our Titusville, Florida facility that we own, or one or more of our other leased facilities could have a material adverse effect on our financial condition and results of operations.

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

Because our operating results are highly dependent on the timing of space shuttle missions and spacecraft launches, they may fluctuate significantly from quarter to quarter.

On contracts for which the capability to successfully complete the contract can be demonstrated at contract inception, we recognize revenue using the percentage-of-completion method based on costs incurred over the period of the contract. The timing of space shuttle missions which carry our modules, the number and types of missions flown, the number and timing of satellite launches that use our Astrotech spacecraft processing facilities, and other factors can cause our results of operations to fluctuate significantly from quarter to quarter. Revenue recognition on cost reimbursable contracts that our Government Services business unit enters into is based on reimbursable costs incurred plus an award fee.

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

Our business, particularly our Astrotech spacecraft processing business unit, is subject to numerous laws and regulations governing the operation and maintenance of our facilities and the release or discharge of hazardous or toxic substances, including spacecraft fuels and oxidizers, into the environment or otherwise relating to environmental protection. Under these laws and regulations, we could be liable for personal injury and clean-up costs and other environmental and property damages, as well as administrative, civil, and criminal penalties in the event of a violation of these laws, or a release of a hazardous substances at or from our facilities, and such liabilities could have a material adverse effect on our business, financial condition, and results of operations.

Our failure to comply with U.S. export control laws and regulations could adversely affect our business.

We are obligated by law and under our NASA contracts to comply, and to ensure that our subcontractors comply, with all U.S. export control laws and regulations, including the International Traffic in Arms Regulations and the Export Administration Regulations. We are responsible for obtaining all necessary licenses or other approvals, if required, for exports of hardware, technical data, and software, or for the provision of technical assistance. We are also required to obtain export licenses, if required, before utilizing foreign persons in the performance of our NASA contracts if the foreign person will have access to export-controlled technical data or software. The violation of any of the applicable export control laws and regulations, whether by us or any of our subcontractors, could subject us to administrative, civil, and criminal penalties.

Our facilities located in Florida and California are particularly susceptible to damage caused by hurricanes, earthquakes, or other natural disasters.

Our largest Astrotech spacecraft processing facility, which we own, and our leased Flight Services facility on the east coast of Florida are particularly susceptible to damage caused by hurricanes or other natural disasters. In addition, our leased launch processing facilities at Vandenberg Air Force Base and the facilities we operate at the Port of Long Beach are subject to damage caused by earthquakes. The extent to which the buildings located at these facilities are designed to sustain natural disasters varies. Although we insure our properties and maintain business interruption insurance, there can be no assurance that such insurance would be sufficient. If a severe hurricane, earthquake, or other natural disaster materially affected any of these facilities, our financial condition and results of operations could be adversely affected.

The loss of key management and other employees could have a material adverse effect on our business.

We are dependent on the personal efforts and abilities of our senior management, and our success will also depend on our ability to attract and retain additional qualified employees. We do not maintain key man insurance with any of these employees. Failure to attract personnel sufficiently qualified to execute our strategy, or to retain existing key personnel, could have a material adverse effect on our business.

If we fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our reputation, financial condition, and the value of our notes and Common Stock may be adversely affected.

Beginning with our report for the fiscal year ending June 30, 2008, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management with our annual report on Form 10-K, which is to include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. The report will also be required to include a statement that our independent auditors have issued an attestation report on management’s assessment of our internal control over financial reporting.

In order to achieve compliance with Section 404 within the prescribed period, management is utilizing outside consultants to aid us in the adoption of a detailed project work plan that assesses the adequacy of our internal control over financial reporting, remediate any control weaknesses that may be identified, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. However, we may not be able to complete the work necessary for our management to issue its management report in a timely manner, or any work that will be required for our management to be able to report that our internal control over financial reporting is effective. In addition, our independent auditors may not be able to issue an attestation report on management’s assessment. Our failure to comply with Section 404, including issuing the management report and obtaining the attestation report, may materially adversely affect our reputation, our financial condition, and the value of our securities, including our outstanding notes, exchange notes, and Common Stock. Furthermore, our costs of compliance with Section 404, including the cost of remedying any identified weaknesses, could be material and could adversely affect our financial condition and results of operations.

Competition

Our competition and the barriers to entry vary amongst our business units. We believe that, generally, barriers to entry for new competitors for our Flight Services and Astrotech business units remain high. The modules, facilities, and other assets that we own represent a capital investment that many new entrants into the market would have difficulty matching. We estimate that it would take another organization three to five years to develop, and certify for use by NASA, a module service similar to that operated by our Flight Services business unit. We are not aware of any company that is currently making such an effort and, given the proposed retirement of the space shuttle fleet in 2010, would not expect any company to commence such an effort. For our logistics module and unpressurized integrated cargo carriers there are similar assets currently owned and periodically used by NASA (i.e. the Italian Space Agency-built Multi Purpose Logistics Module, the Multi Purpose Experiment Support Structure carrier, and the Spacelab pallet). However, we believe our assets provide more utility in supporting powered experiments and are able to carry more weight and volume than the other solutions available to NASA.

Our Astrotech spacecraft and payload processing facilities are located in Florida and California and process satellites constructed in the United States. Due to the costs of transporting spacecraft internationally, our Astrotech business unit generally does not compete with launch services based in other countries. At present, our Astrotech business unit’s commercial U.S. competition is limited to the California launch site at Vandenberg Air Force Base where California Commercial Spaceport Systems International is located. California Commercial Spaceport Systems International acquired surplus United States Air Force (“USAF”) facilities through a lease agreement with the USAF at Vandenberg Air Force Base before we established our facilities there. California Commercial Spaceport Systems International does not have payload processing facilities in Florida, where the majority of U.S. commercial satellite launches occur. In addition, as the commercial space industry continues to evolve, we expect to face increasing competition from new companies.

NASA previously instituted a policy that required Agency spacecraft programs to utilize commercial payload processing facilities for all missions that do not have a nuclear power source or planetary protection requirement. As stated in NASA’s Commercialization Plan issued in August 2006, a trade study was recently performed, comparing commercial facilities, such as SPACEHAB’s Astrotech campus, with government-owned facilities. The study also reexamined the policy of using mostly commercial payload processing services at the Kennedy Space Center. NASA concluded that it was in the Agency’s best interest to continue the current policy of using commercial facilities for nominal payload processing.

Our Government Services business unit competes with companies that provide operations support, configuration management, and engineering and fabrication services to NASA. These competitors include aerospace contractors such as Boeing, Lockheed Martin, United Space Alliance, ARES Corporation, Barrios Technologies Inc., Hernandez Engineering Inc., Cimarron, and Oceaneering Space Systems. However, this business unit’s primary source of revenue comes from a subcontract arrangement that expires in 2008 with options to extend up to two years.

Space Media competes with various suppliers of space education and retail goods. This includes internet sites and retailers with space-related toys, food, games, clothing, and patches; builders of space museum exhibits, mockups, and displays; and some providers of space-based education curriculum.

Dependence on a Single Customer

Approximately three quarters of our revenue in fiscal year 2006 was generated by various NASA contracts or subcontracts. While other contracts with commercial customers provide revenue from varying sources, we anticipate that contracts servicing NASA will continue to account for a significant amount of our revenue in the near future. Although we cannot make any assurances that NASA will require our services in the future, we are under firm contracts with NASA to support a variety of activities for the next several years. We continue to work on diversifying our customer base to include other government agencies, foreign space agencies, aerospace partners, and private companies.

Similar to contracts with other agencies of the U.S. Government, our contracts servicing NASA contain provisions pursuant to which NASA or the prime contractor may terminate the contract “for convenience.” Our contracts servicing NASA depend upon their receipt of adequate annual appropriations from the U.S. Congress, and failure to receive adequate funds could prompt NASA to terminate its contracts with us or the prime contractor “for convenience.” There is no assurance that future funding will be adequate for NASA to complete all of its initiatives including those relating to contracts with us. We anticipate that a portion of our revenue for our next fiscal year will be derived from contracts with entities other than agencies of the U.S. Government that will not be subject to federal contract regulations such as termination “for convenience” or government funding restrictions.

Our Astrotech business unit serves the satellite launch industry, which is dominated domestically by Lockheed Martin and Boeing. We have a contract in place with Lockheed Martin to support payload processing for the Atlas launch vehicle program and we also provide payload processing services for Boeing’s Delta launch vehicle program. Our Lockheed Martin contract guarantees us a minimum of four launches annually through December 2006. Certain processing activities on Boeing’s launch vehicles count towards this minimum. We have other current contracts in place with NASA, Boeing, and Orbital Sciences Corp. for support of spacecraft processing activities in both Florida and California. Our Astrotech business unit manages the Sea Launch facility under a long-term contract with Sea Launch Company, LLC which expires in 2011.

Backlog

As of June 30, 2006, our contract backlog was approximately $57.0 million, of which $46.0 million represented U.S. Government backlog and $11.0 million, represented non-U.S. Government contracts. See “Risk Factors – Termination of our backlog orders could negatively impact our revenues” for additional discussion of our backlog.

Contract History

Our business strategy focuses on anticipating customer requirements, investing capital to develop space flight assets, contracting with established aerospace companies for engineering and asset production, and retaining control of these assets.

For our Flight Services business unit, we have obtained four significant contracts with NASA to date, one of which is still in effect, that utilize our privately-developed modules and unpressurized integrated cargo carriers. This includes the Cargo Mission Contract subcontract in support of NASA’s International Space Station logistics requirements served through Lockheed Martin.

For the first half of fiscal 2004, the Research and Logistics Mission Support contract was the vehicle used by NASA to obtain the use of our modules and unpressurized integrated cargo carriers. Upon the restructuring of NASA’s various International Space Station contracts, Lockheed Martin became the Cargo Mission Contract prime contractor, and we now provide our logistics services and assets as a subcontractor. The contract calls for our single module as well as integrated cargo carriers to support payloads and outfitting of the International Space Station. As of June 30, 2006 we were supporting three missions under this contract, STS-121, STS-116, and STS-118. We are paid an equitable adjustment for delays in launching these missions under contract. The equitable adjustment is a cost-based contract price adjustment to cover the period until the space shuttle launches.

Our Astrotech spacecraft processing business unit has successfully supported the processing of 240 spacecraft since beginning operations in 1985. In fiscal year 2000, we completed negotiation of a long-term extension to our payload processing contract with Lockheed Martin. Additionally, we have payload processing contracts in place with NASA. Our Astrotech business unit also operates and maintains the payload processing infrastructure of, and provides operational support to, Sea Launch Company, LLC.

In fiscal year 2006 our Government Services business unit operated primarily under one contract. We support the International Space Station Program Integration & Control contract as a subcontractor to ARES Corporation through a NASA contract awarded at the completion of the original International Space Station Configuration Management contract.

Research and Development

We incurred $0.4 million, $0.1 million, and $0.2 million in research and development expense during fiscal years 2006, 2005, and 2004, respectively. We spent $0.2 million in 2004 on miscellaneous research and development projects, including the design of a new commercial payload service. Research and development in fiscal year 2006 and 2005 has been directed towards development of commercial responses to the National Vision for Space Exploration.

Certain Regulatory Matters

We are subject to federal, state, and local laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment. We believe that our policies, practices, and procedures are properly designed to prevent unreasonable risk of environmental damage and consequential financial liability to us. Compliance with environmental laws and regulations and technology export requirements has not had in the past, and, we believe, will not have in the future, material effects on our capital expenditures, earnings, or competitive position. Our operations are subject to various regulations under federal laws relative to the international transfer of technology as well as to various federal and state laws relative to business operations. In addition, we are subject to federal contracting procedures, audit, and oversight under Federal Acquisition Regulations.

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

Regulatory Compliance and Risk Management

We maintain compliance with regulatory requirements and manage our risks through a program of compliance, awareness, and insurance which includes the following:

Safety. We place a continual emphasis on safety throughout our organization. At the corporate level, safety programs and training are monitored by a corporate safety manager. A staff of senior safety professionals within our Flight Services business unit provides safety as a component of our space flight operations and augments the safety awareness and oversight available at the corporate level.

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

Insurance. Our operations are subject to the hazards associated with operating assets in the severe environment of space. These hazards include the risk of loss or damage to the assets during storage, preparation for launch, in transit to the launch site, and during the space mission itself. We maintain insurance coverage against these hazards with reputable insurance underwriters. Although we did not fully insure our flight assets in the past, we now insure our flight assets at replacement value for risk of loss during future space flight missions.

Employees

As of June 30, 2006 SPACEHAB and its wholly-owned subsidiaries employed 231 regular full-time employees. The breakdown by area is as follows: SPACEHAB corporate and executive management is 31; 112 are employed by SFS; SGS personnel total 51; 33 are employed by Astrotech; and SMI, specifically The Space Store, employs 4. Of these employees, approximately 17% hold advanced degrees beyond a bachelor’s degree. Additionally, a significant number of our employees have experience in both the space industry and/or governmental space agencies, with a special expertise in commercial space and human space flight. None of our employees are covered by collective bargaining agreements. Underlying all of SPACEHAB’s efforts has been the dedication and skill of its personnel. People are the source of our success.

Item 1B. Unresolved Staff Comments.

We have no unresolved written comments from the SEC staff regarding our periodic or current reports under the Exchange Act.

Item 2. Properties.

Our four business units, SFS, Astrotech, SGS, and SMI, currently occupy five locations. The corporate headquarters which had been located at 300 D Street SW, Suite 814, Washington, D.C. 20024 was re-designated to 12130 Highway 3, Webster, Texas 77598 in fiscal year 2002. The term of the present lease for the D Street space expires on December 16, 2007. As of June 30, 2002 we sublet the entire D Street space through the end of the term of our lease. Our other Washington, D.C. office location was closed as of December 31, 2003 and all executive and administrative functions were consolidated at our Webster, Texas office. Our lease of 5,920 square feet of office space at 601 13th Street N.W., Suite 900 South, Washington, D.C. 20005 expired in May 2006. We had sublet the lease through the end of the term of the Company’s lease.

Our executive management, marketing and communications, human resources, finance, and operations support personnel, along with one SGS employee and approximately two-thirds of the SFS employees are located at 12130 Highway 3, Building 1, Webster, Texas 77598. The facility consists of 90,867 square feet of office, warehouse, and fabrication space located near the Johnson Space Center. On May 26, 2005 we purchased this facility, including the building and the adjacent three acres of land for the value of $2.0 million. We then sold the building, excluding the three acres of adjacent undeveloped land, for $3.25 million. We are leasing back 100% of the facility for an initial period of ten years, with two five-year options. We will retain the adjacent 3.0 acres parcel for future development or sale.

Our SFS payload processing facility, housing a 25-person operations team, is located near the Kennedy Space Center in Cape Canaveral, Florida. The facility is contained in an approximately 58,000 square foot plant. The payload processing facility has a clean room work area of approximately 24,000 square feet. This work area is designed to accommodate our single and double modules, as well as the Integrated Cargo Carriers (“ICCs”) and vertical cargo carrier. This area includes eleven secure experiment/payload integration and work areas ranging in size from 300 square feet to 1,000 square feet each. In addition, the facility provides office space, stock rooms, storage areas, a machine shop, an electrical shop, conference rooms, and other miscellaneous accommodations. We negotiated an agreement with the Canaveral Port Authority for the lease of the land for a forty-three year period which commenced on August 28, 1997. Upon expiration of the land lease, all improvements on the property revert at no cost to the lessor. On May 2, 2005 we sold the 58,000 square-foot processing facility in Cape Canaveral, Florida for $4.8 million. We now lease back 100% of the facility for an initial period of five years, with an option period of an additional five years.

Astrotech occupies two company-owned locations. Astrotech’s headquarters and Florida operations team, consisting of 24 personnel, are located in a nine-building complex located on a 62-acre space technology campus at 1515 Chaffee Drive, Titusville, Florida 32780. This campus encompasses 140,000 square feet of facility space supporting non-hazardous and hazardous flight hardware processing, payload storage, and customer offices. The construction of an additional 50,000 square foot spacecraft processing facility (“SPF”) was completed in March 2002. These buildings presently occupy one-third of the 62-acre property owned by Astrotech, with one-third available for expansion and the remaining one-third reserved for hazardous facility safety clearances.

Astrotech has a three-person technical staff located on Vandenberg Air Force Base in Santa Barbara County, California. Astrotech presently leases a 60-acre site on the base and owns four buildings comprising 18,800 square feet, dedicated to the same functions provided at the Florida facility. The term of the present land lease expires on July 13, 2013, with provisions to extend the lease at the request of the lessee and the concurrence of the lessor. Upon final expiration of the land lease, all improvements on the property revert, at the lessor’s option, to the lessor at no cost.

Additionally, Astrotech has six employees who are housed at the Sea Launch Home Port facility in Long Beach, California provided in accordance with the provisions of the Astrotech contract with Sea Launch Company, LLC.

SGS has 51 employees who are housed in two government facilities within the Houston area.

SMI, primarily The Space Store, has four employees and occupies approximately 2,450 square feet of space located at 1400 NASA Road One, Suite D, Houston, Texas 77058. The lease expires in March 2008.

We believe that our current facilities and equipment are generally well maintained and in good condition, and are adequate for our present and foreseeable needs.

Item 3. Legal Proceedings.

Contract Claim. In January 2004 we filed a formal proceeding with NASA seeking indemnification under our Research and Logistics Mission Support contract in the amount of $87.7 million for the value of our Research Double Module (“RDM”) and related equipment that was destroyed during the Space Shuttle Columbia tragedy. NASA responded to this contract claim on October 5, 2004. NASA’s determination states that its liability is limited to $8.0 million. We received payment from NASA of $8.2 million, which included $0.2 million of interest in October 2004. In January 2005 we filed an appeal of NASA’s decision to deny our claim for indemnification in excess of $8.0 million with the Armed Services Board of Contract Appeals. The parties are currently proceeding with discovery in the matter.

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

Tort Claim. On November 8, 2004 we filed a second claim with NASA seeking damages of $79.7 million under the federal tort claims act for the loss of our RDM resulting from NASA’s alleged negligence leading to the destruction of the Space Shuttle Columbia and the loss of our module. The claim represents our loss of $87.7 million less the $8.0 million recovered from NASA. NASA failed to respond to this claim. On February 3, 2006 we filed a complaint in the Federal District Court for the Southern District of Texas seeking damages of $79.7 million under the Federal Tort Claims Act. On June 30, 2006, the court granted a motion by the Department of Justice to stay the case until resolution of the Company’s appeal (the Contract Claim) before the Armed Forces Board of Contract Appeals.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended June 30, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock previously traded on the NASDAQ National Market System under the symbol “SPAB” up until March 21, 2006 at which point our common stock commenced trading on the NASDAQ Capital Market. The following table sets forth the quarterly high and low intra-day bid prices for the periods indicated.

Fiscal 2006	High	Low
First Quarter	$2.04	$1.07
Second Quarter	$1.25	$0.68
Third Quarter	$1.15	$0.68
Fourth Quarter	$1.41	$0.85

Fiscal 2005	High	Low
First Quarter	$3.89	$2.16
Second Quarter	$2.75	$0.88
Third Quarter	$2.20	$1.50
Fourth Quarter	$2.00	$1.20

We have never paid cash dividends. It is our present policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

We have 70,000,000 shares of Common Stock authorized for issuance. As of September 19, 2006 we had 12,976,971 shares of Common Stock outstanding. We had approximately 226 shareholders of record of our Common Stock on September 19, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,577,201	$2.96	2,685,508
Equity compensation plans not approved by security holders	—	—	—

Total	1,577,201	$2.96	2,685,508

Issuer Purchases of Equity Securities

On March 25, 2003 our Board of Directors authorized us to repurchase up to $1.0 million of our outstanding stock at market prices. As of June 30, 2006 we had repurchased 116,100 shares at a cost of $117,320. A summary of shares purchased under this plan follows:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Through June 30, 2003	109,800	$1.02	109,800	$888,505
Total July 1, 2003 to June 30, 2004	6,300	$0.92	6,300	$882,680
July 1, 2004 to June 30, 2005	—	—	—	$882,680
August 1, 2005 to August 31, 2005	—	—	—	$882,680
September 1, 2005 to September 30, 2005	—	—	—	$882,680
October 1, 2005 to October 31, 2005	—	—	—	$882,680
November 1, 2005 to November 30, 2005	—	—	—	$882,680
December 1, 2005 to December 31, 2005	—	—	—	$882,680
January 1, 2006 to January 31, 2006	—	—	—	$882,680
February 1, 2006 to February 29, 2006	—	—	—	$882,680
March 1, 2006 to March 31, 2006	—	—	—	$882,680
April 1, 2006 to April 30, 2006	—	—	—	$882,680
May 1, 2006 to May 31, 2006	—	—	—	$882,680
June 1, 2006 to June 30, 2006	—	—	—	$882,680

Total	116,100	$1.01	116,100	$882,680

On July 13, 2005 we entered into an amendment to the Amended and Restated Rights Agreement, dated as of February 23, 2004, between us and American Stock Transfer & Trust Company, as rights agents, which had the effect of terminating our Rights Agreement effective July 13, 2005.

Sales of Unregistered Securities

During fiscal year 2006 we did not issue any unregistered securities.

Item 6. Selected Financial Data.

The following table sets forth our selected consolidated financial data as of and for the years ended June 30, 2002, 2003, 2004, 2005, and 2006. Such data has been derived from our consolidated financial statements audited by Grant Thornton LLP for the fiscal year ended June 30, 2004, 2005, and 2006, and by Ernst & Young LLP for the fiscal years ended June 30, 2002 and 2003. The data set forth below should be read in conjunction with

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and our Consolidated Financial Statements and Notes thereto included in this prospectus. All amounts, except per share amounts, are in thousands.

	Years Ended June 30,
	2002	2003	2004		2005		2006
Statement of Operations Data:

Revenue from operations	$102,773	$94,963	$77,606	(4)	$59,401		$50,746
Costs of revenue	81,767	78,791	45,678		47,158		46,855 (8)

Gross profit	21,006	16,172	31,928		12,243		3,891
Selling, general and administrative expenses	19,507 (1)	91,434 (2)	20,982	(5)	1,639	(6)	10,672
Research and development expenses	383	118	223		77		410

Income (loss) from operations	1,116	(75,380)	10,723		10,527		(7,191)
Interest expense, net of capitalized amounts and interest and other income	5,533	7,252	8,142		5,424		5,174 (9)
Net income (loss)	(2,367)	(81,775)	2,075		5,249		(12,397)
Net income (loss) per common share –basic	$(0.20)	$(6.66)	$0.17		$0.42		$(0.97)
Net income (loss) per common share – diluted	$(0.20)	$(6.66)	$0.15		$0.37		$(0.97)
Shares used in computing net income (loss) per common share – basic	11,884	12,285	12,450		12,613		12,744
Shares used in computing net income (loss) per common share – diluted	11,884	12,285	14,142		14,190		12,744
Cash dividends declared per common share	—	—	—		—		—

Other Data:

Cash provided by (used in) operations	$8,592	$2,114	$5,273		$(7,153)		$3,984 (9)
Cash provided by (used in) investing activities	(13,167)	3,037 (3)	5,019		17,683	(7)	(1,141)

Balance Sheet Data (at period end):

Working capital (deficit) surplus	$(22,022)	$(4,750)	$(6,351)		$5,435		$2,753
Total assets	220,826	121,356	99,925		101,951		85,450
Long-term debt, excluding current portion	83,426	80,056	66,942		64,885		63,250
Stockholders’ equity	87,670	5,090	9,410		14,797		2,809

(1)	Includes approximately $0.8 million of non-cash expenses related to subleasing of excess facilities.
(2)	Includes approximately $78.3 million of non-cash write downs related to the loss of our research double module, goodwill impairment at our Government Services business unit, and asset impairment.
(3)	Includes approximately $17.7 million of insurance proceeds related to the loss of our research double module.
(4)	Includes approximately $17.5 million due to Boeing’s termination of its spacecraft processing contract with us.
(5)	Includes approximately $0.3 million of non-cash expenses related to subleasing of excess facilities, $8.3 million of goodwill impairment at our Government Services and Astrotech Space Operations business units, and a $1.8 million non-cash write-down of an investment in Guignè.
(6)	Includes $7.7 million of net recovery from non-recurring transactions related to the loss of our research double module.
(7)	Includes approximately $8.2 million from ReALMS contract indemnification clause related to the loss of our research double module.
(8)	Includes approximately $6.3 million of non-cash write downs related to our flight unit 3 and the shuttle based flight assets.
(9)	Includes approximately $0.6 million of non-cash charges related to the acceleration of debt placement fees related to the convertible subordinated notes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements and notes thereto included elsewhere in this prospectus.

Overview

We are pleased that the White House is maintaining its vision for U.S. space leadership. We view the President’s commitment to space exploration, the human spaceflight program, and the plan for missions to the Moon, Mars, and beyond as positive indicators that will reinvigorate the space program, likely yielding benefits to the aerospace and space commerce industries. We believe that this vision provides NASA with a clear focus, will stabilize the NASA program, and will increase funding for new pursuits.

We believe the impacts of this vision are materializing over time, and we will continue to align our business direction to remain a constructive force in the human spaceflight program. In the long term, we believe that our core competencies offer opportunities to continue to provide services as well as to design, build, and operate assets that could support initiatives beyond low earth orbit. We plan to pursue these new opportunities. In the near term, our primary objective is to continue providing services to NASA and the space community in support of the space shuttle and the International Space Station programs. Even with the renewed vision, we expect that the space shuttle and International Space Station will remain an integral part of the human spaceflight program through at least 2010. We are currently supporting two scheduled space shuttle flights and are pursuing additional missions that will be important for completing the final assembly of the International Space Station. In January 2005 we received authorization to proceed on integration and operations activities for the STS-116 shuttle mission currently scheduled for December 2006. In addition, we received authorization for new contract work to add a deployable stowage platform to the STS-118 shuttle mission scheduled to launch in June 2007. This deployable storage platform will be permanently affixed to the International Space Station. In April 2005 NASA announced the delay of the return to flight of the space shuttle from mid May 2005 to mid July 2005. The delay had an impact on our revenues and margins. Our contractual arrangements provide for the payment to us of a periodic asset maintenance fee when we are making available and maintaining our space assets pending launch.

We are engaged in defining commercial payload service solutions capable of meeting the International Space Station on-orbit re-supply and return requirements more efficiently than the space shuttle. These activities, some of which leverage our international strategic partnerships and intellectual property rights, include the potential development of an affordable cargo transportation system based on existing commercial launch vehicles and our modular payload integration architecture to transport pressurized and unpressurized cargo to and from space. We further believe that our experience and expertise in the conceptual design, development, ground processing, and on-orbit operations support of payload and crew accommodations position us well for a role in the development of commercial access to space as well as NASA’s space exploration systems, the envisioned next phase in human exploration of space.

We operate in three main areas generally related to spaceflight activities within the aerospace industry: space assets and mission support services for manned and unmanned space exploration and research missions; commercial and exploratory satellite pre-launch services; and engineering services in support of government space operations. We also operate a retail space merchandise business and provide space-related educational services. Because of the diversity among the operations of our activities, we report the results of each business as a separate segment in our consolidated financial statements. Our consolidated financial results also reflect corporate-level expenses such as general and administrative, interest, and depreciation and amortization, but because of their nature, these items are not reported as a separate segment.

Business Segments

Following is a brief discussion of each of our four business segments, including a list of key factors that have affected, and are expected to continue to affect, their respective earnings and cash flows. We also present a brief discussion of our corporate-level expenses along with a summary of our current liquidity position and items that could impact our liquidity position in fiscal year 2007 and beyond.

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

Additionally, we provided cargo shipment coordination services to NASA for all U.S. cargo shipped to the International Space Station via the Russian Progress space vehicle. These services are provided under contract with Lockheed Martin, the prime Cargo Mission Contract contractor to NASA. We also provide research access to space and on the International Space Station to the Japanese Aerospace Exploration Agency through RSC-Energia, a major Russian aerospace enterprise. We contracted through V.J.F. Russian Consulting with RSC-Energia for construction of certain space research equipment, access to Russian Progress launch vehicles, and research space aboard the International Space Station when the originally-scheduled services on the space shuttle were suspended due to the Columbia tragedy.

The primary factors impacting our SFS business unit earnings and cash flows are the number of space shuttle missions flown and the configuration of the cargo handling and research logistics required for each mission. Our revenues and earnings, if any, from each mission are dependent upon the space assets required in the cargo or research logistics configuration and the mission support services required to employ those assets. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business unit include:

•	Congress’ funding for NASA and the allocation of that funding to International Space Station operations and space shuttle cargo missions

•	The dependability of the U.S. space shuttle manifest

•	The role of international space research projects flying on future space shuttle and Russian and European Space Agency missions

•	The growth of space exploration programs within NASA and NASA’s commitment to the President’s Vision for Space Exploration regarding enhancement of the role of commercial enterprise in space exploration programs

•	Our ability to control our capital expenditures, particularly those for spare or replacement parts for space assets

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

SPACEHAB Government Services. Our SGS business unit generates revenue by providing support to the U.S. Government in the areas of large-scale configuration and data management programs such as the International Space Station; specialized hardware design, development, and fabrication; low- to high-fidelity mockup design and construction; and safety and quality support services. This business unit offers a wide array of products and services in these varied fields. Our SGS business unit currently provides configuration management services as a subcontractor of ARES under ARES’ Program Integration and Control (“PI&C”) contract with NASA.

Earnings from our SGS business unit operations are dependent on our ability to continue to win contracts with NASA or other government entities through the competitive bidding process and our performance under those contracts in achieving performance bonuses. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business include:

•	Continuation through 2008 of our PI&C contract with the International Space Station program and exercise of the contract options through 2010

•	Our ability to maintain small business qualification for our SGS business unit under NASA contracting rules

•	Our ability to control costs within our budget commitments

Space Media. Our space media business unit operates a retail store and internet store offering space-themed products and is engaged in space-related educational programs and other space-themed activities. Revenue and earnings in our retail operations are dependent upon general enthusiasm for the space exploration program, advertising and promotion, and competition.

Corporate and Other. Significant items impacting future earnings and cash flows include:

•	Interest expense which has decreased due to the repayment of a substantial portion of our mortgage debt during fiscal year 2004 using proceeds from Boeing’s early termination of their satellite preparation contract with our Astrotech business unit and the refinancing of our long-term debt during fiscal year 2006

•	The ultimate settlement of our claim against NASA for indemnification of our losses on the Space Shuttle Columbia mission and/or our tort claim

•	Income taxes, with respect to which we currently only pay alternative minimum tax and minimal state income taxes; income taxes will also be impacted by our ability to realize our significant deferred tax assets, including loss carry forwards

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Balance Sheet. Our total assets at June 30, 2006 were $85.5 million compared to total assets of $102.0 million at the end of fiscal year 2005. The following table sets forth the significant components of the balance sheet as of June 30, 2006, compared with 2005 (in thousands):

	2006	2005	Chg.
Assets:
Current assets	$20,675	$25,896	$(5,221)
Property and equipment (net)	61,637	73,647	(12,010)
Other assets (net)	3,138	2,408	730

Total	$85,450	$101,951

Liabilities and stockholders’ equity:
Current liabilities	$17,922	$20,461	$(2,539)
Long-term debt-less current portion	63,250	64,885	(1,635)
Other long-term liabilities	1,469	1,808	(339)
Stockholders’ equity	2,809	14,797	(11,988)

Total	$85,450	$101,951

Fiscal Year 2006 Compared to Fiscal Year 2005. Current assets as of June 30, 2006 decreased by $5.2 million as compared to June 30, 2005, primarily due to a decrease in cash and accounts receivable which was partially offset by an increase in other assets. The decrease in cash and restricted cash of $2.0 million is primarily attributable to a decrease in sales from fiscal year 2005 to 2006. The decrease in accounts receivable of $5.5 million is primarily attributable to the decreased volume of sales in SFS due to the continued launch delays of the space shuttle. The increase in other assets of $2.3 millions is a result of reclassifying Apex related fixed assets to inventory for the production of the vehicle or for sale.

The decrease in net property and equipment of $12.0 million from June 30, 2006 to June 30, 2005 resulted primarily from the write-down of our flight unit 3 module due to our analysis of the remaining shuttle flights and the potential need for our flight unit 3 module on these flights and depreciation.

The increase in other assets of $0.7 million from June 30, 2006 to June 30, 2005 resulted primarily from an increase in deferred financing costs of approximately $0.8 million associated with the refinancing of our convertible subordinated notes which was partially offset by a decrease in other assets of $0.1 million.

Our current liabilities declined by $2.5 million from June 30, 2005 to June 30, 2006. The following summarizes significant items:

•	Our accounts payable and accrued expenses decreased from $16.3 million to $14.7 million due to the launch schedule of the return to flight of the space shuttle and the timing of payments. Also, accrued interest decreased by $0.2 million from June 30, 2005 to June 30, 2006 due to the exchange of 8.0% notes for 52,944,000 5.5% notes

•	Our short-term debt decreased by $0.4 million from June 30, 2005 to June 30, 2006 as we approach the January 2007 maturity date of our mortgage loan on our Astrotech facility

•	Our current portion of deferred revenue declined by $0.5 million from June 30, 2005 to June 30, 2006 due to the timing of the space shuttle-related revenue recognized and the completion of the Japanese Experiment Thermal Incubator Service contract during fiscal year 2006

Our long-term debt as of June 30, 2006 decreased by $1.6 million from the end of the prior fiscal year due primarily to the scheduled mortgage principal payments on our Astrotech facility.

Other long-term liabilities decreased by $0.3 million at year end 2006 compared to year end 2005 primarily due to normal recognition of the long-term gain of $1.6 million that was recorded in the fourth quarter of fiscal year 2005 due to the sale of our Cape Canaveral and Houston Headquarters facilities that will be recognized over the term of the leases.

Liquidity and Capital Resources

As of June 30, 2006 we had cash on hand of $6.3 million and working capital was approximately $2.8 million. For fiscal year 2006 we generated $4.0 million from operating activities. Our $5.0 million revolving credit facility had no outstanding borrowings as of June 30, 2006. As of June 30, 2006 available borrowings on this $5.0 million credit facility was limited to us posting an equivalent amount of restricted cash. Our note exchange transaction consummated in November 2005 converting $52.9 million of our old 8% notes to new notes bearing interest at 5.5%, thus reducing our cash interest requirement by $1.3 million annually. Our ability to maintain sufficient liquidity in the future will depend on a number of factors including our ability to capitalize on new business opportunities, our ability to control our costs and manage capital expenditures, the completion of the ISS using the space shuttle, and the continued activity in the commercial and governmental satellite launch industry.

We expect that our operating cash flows through fiscal year 2007 will be sufficient to satisfy our capital expenditures, debt maturities, interest expenses, and operating commitments. In February 2005 we entered into a $5.0 million revolving credit facility with a bank. This revolving credit facility is secured by our accounts receivable and is subject to various financial and other covenants, including a minimum tangible net worth covenant, a cash flow covenant, and a secured debt coverage covenant. The facility provides that advances must be secured with cash balances if the covenants are not met. In February 2006 this revolving credit facility was renewed until February 11, 2007 with substantially the same terms as the original agreement.

As of June 30, 2006 we had a remaining balance of $1.6 million on our mortgage loan secured by our Astrotech properties. This loan is payable in three remaining payments through January 2007. Our $10.3 million of outstanding 8.0% convertible notes are due in October 2007 and our $52.9 million of 5.5% senior convertible notes are due in October 2010. A covenant in our 8.0% note indenture restricts us from using the proceeds from the sale or mortgage of our Astrotech Florida assets for purposes other than reducing outstanding balances on our bank loan, repaying the existing mortgage loan, or redeeming outstanding 5.5% senior convertible notes.

Over the longer term we believe that the completion of the ISS using the space shuttle and the President’s Vision for Space Exploration will lead to increased activity and related cash flows from operations for our SFS business unit. We expect additions to our contract with Lockheed Martin for International Space Station configuration hardware and contract additions in our satellite processing business, reflecting increased activity in the space exploration and commercial satellite industries. However, there can be no assurance that we will be able to win future contracts with NASA, other national space agencies, or commercial space enterprises, or to successfully exploit other business opportunities.

Cash Flows From Operating Activities. Cash provided by (used in) operations for the years ended June 30, 2006, 2005, and 2004 was $4.0 million, ($7.2) million, and $5.3 million, respectively. The significant items affecting the differences in cash flows from operating activities in fiscal year 2006 as compared to fiscal year 2005, and fiscal year 2005 compared to fiscal year 2004 are discussed below:

Fiscal Year 2006 Compared to Fiscal Year 2005. For the fiscal year 2006 compared to fiscal year 2005, the significant items affecting cash provided by operating activities were:

•	Net loss for fiscal year 2006 was $12.4 million as compared to net income for fiscal year 2005 of $5.2 million. Included in the net loss for fiscal year 2006 is $6.3 million non-cash charge for the write-down of our flight unit 3 module. Included in net income for fiscal year 2005 is $7.7 million recognized as a net recovery of a previously reported non-recurring loss of our research double module destroyed during the Space Shuttle Columbia mission

•	Fiscal year 2006 non-cash charge of $0.6 million related to the acceleration of debt placement costs related to the original issuance costs of our $63.3 million 8% convertible subordinated costs to the exchange of $52.9 million of the notes for $52.9 million of 5.5% senior convertible subordinated notes

•	Depreciation and amortization for fiscal year 2006 was $0.5 million more compared to fiscal year 2005, primarily due to increased depreciation expense for our flight assets resulting from the change of the depreciable lives from 2016 to 2010. This change in depreciable lives is based on the most current information available from NASA on the retirement of the space shuttle fleet at the end of 2010. This increase is partially offset by a portion of assets reaching the end of their useful lives and decreased depreciation expense due to the sale of our facility in Cape Canaveral, Florida during fiscal year 2005

•	Changes in assets for fiscal year 2006 provided cash from operations of $5.6 million. This change is primarily due to a decrease in accounts receivable of $5.5 million and a decrease in prepaid expenses and other assets of $0.1 million. The decrease in accounts receivable is primarily due to a decrease in shuttle-related project work and the timing of payments. The decrease in other assets is primarily due to a decrease in deferred mission costs for the Japanese Experiment Thermal Incubator Service contract due to the completion of the contract in fiscal year 2006. For fiscal year 2005 change in assets used cash from operations of $7.9 million primarily from an increase in accounts receivable of $9.0 million and an increase in prepaid expenses of $0.2 million, which was partially offset by a decrease in other assets of $1.3 million

•	Changes in liabilities for fiscal year 2006 used cash from operations of $2.2 million. This change is due primarily to the decreases in accounts payable, accrued expenses, and accrued subcontracting costs of $1.8 million and the decrease in deferred revenue of $0.4 million. The decreases in accounts payable, accrued expenses, and accrued subcontracting costs is due to decreased mission activity for shuttle related projects. The decrease in deferred revenue is primarily due to the completion of the Japanese Experiment Thermal Incubator Service contract during fiscal year 2006. For fiscal year 2005 changes in liabilities used cash in operations of $1.8 million. This change is due primarily to the decreases in accounts payable and accrued expenses of $1.5 million which includes an increase due to the recording of $0.5 million related to the Lloyd’s settlement and the decrease in deferred revenue of $5.4 million

Fiscal Year 2005 Compared to Fiscal Year 2004. For the fiscal year 2005 compared to fiscal year 2004, the significant items affecting cash provided by (used in) operating activities were:

•	Net income for fiscal year 2005 was $5.2 million as compared to net income for fiscal year 2004 of $2.1 million. Included in net income for fiscal year 2005 is $7.7 million recognized as a net recovery of a previously reported non-recurring loss for our RDM which was destroyed on the Space Shuttle Columbia mission

•	Fiscal year 2004 payment of $17.5 million due to the Boeing contract termination. In addition, we recorded a non-cash charge of $8.3 million for impairment of goodwill at our Astrotech and SGS business units. We recorded a non-cash valuation allowance charge of $1.8 million for our investment in Guignè. We also recorded a non-cash charge of approximately $0.6 million due to the loan repayment

•	Depreciation and amortization for fiscal year 2005 was $0.4 million less than fiscal year 2004, primarily due to a portion of assets reaching the end of their useful lives offset by decreased depreciation expense due to the sale of our facility in Cape Canaveral, Florida

•	Changes in assets for fiscal year 2005 used cash from operations of $7.9 million. This change is primarily due to an increase in accounts receivable of $9.0 million and an increase in prepaid expenses of $0.2 million, which were partially offset by a decrease in other assets of $1.3 million. The increase in accounts receivable is primarily due to increased billings on the Cargo Mission Contract for contract billable milestones being delivered and increased project work on space shuttle-related contract work. The decrease in other assets is primarily due to a decrease in deferred mission costs for the Japanese Experiment Thermal Incubator Service contract which launched the first mission in July 2004, and subsequent on-orbit operations. For fiscal year 2004 change in assets used cash from operations of $1.5 million is primarily from an increase in accounts receivable of $1.1 million

•	Changes in liabilities for fiscal year 2005 used cash from operations of $1.8 million. This change is due primarily to the decreases in accounts payable and accrued expenses of $1.5 million which include the recording of the $0.5 million liability related to the Lloyd’s settlement and the decrease in deferred revenue of

$5.4 million. The decrease in deferred revenue is primarily due to the first launch for the Japanese Experiment Thermal Incubator Service contract during fiscal year 2005 and subsequent on-orbit operations. The decreases in accounts payable, accrued expenses, and deferred revenue was offset by an increase in accrued subcontract costs and other of $5.1 million which is due to increased shuttle-related activities. For fiscal year 2004 changes in liabilities used cash in operations of $11.8 million, primarily due to a decrease in accounts payable and accrued expenses of $4.6 million and a decrease in deferred revenue of approximately $8.9 million related to revenue recognition for STS-116 and NASA’s planned dedicated research mission that was previously scheduled to follow STS-107. These decreases were partially offset by an increase in accrued subcontracting costs of $1.7 million

Cash Flows From Investing Activities. For the years ended June 30, 2006, 2005, and 2004, cash flows provided by (used in) investing activities were ($1.1) million, $17.7 million, and $5.0 million, respectively. The significant items affecting the differences in cash flows from investing activities in fiscal year 2006 compared to fiscal year 2005 and fiscal year 2005 compared to fiscal year 2004 are as follows:

Fiscal Year 2006 Compared to Fiscal Year 2005. For the fiscal year 2006 compared to fiscal year 2005, the significant items affecting cash provided by (used in) investing activities were:

•	Property and equipment purchases of $2.1 million for fiscal 2006 as compared to $3.4 million for fiscal year 2005. For fiscal year 2005 cash flows from investing activities included the purchase of the Houston Headquarters facility that was subsequently sold and leased back from the new landlord

•	Fiscal year 2005 cash flows from investing activities were generated from the sale of short-term investments of $6.6 million as compared to no sales of such short-term investments for the fiscal year 2006

•	Fiscal year 2005 cash flows from investing activities included $8.2 million received from NASA under the Research and Logistics Mission Support contract indemnification clause for the loss of our RDM

•	Fiscal year 2005 cash flows from investing activities included $6.8 million from the sale of our Cape Canaveral and Headquarters facilities

•	Fiscal year 2006 cash flows from investing activities included a decrease of $1.0 million in restricted cash as compared to an increase in restricted cash of $0.5 million for fiscal year 2005

Fiscal Year 2005 Compared to Fiscal Year 2004. For the fiscal year 2005 compared to fiscal year 2004, the significant items affecting cash provided by investing activities were:

•	Property and equipment purchases of $3.4 million for fiscal 2005 as compared to $2.1 million for fiscal year 2004. For fiscal year 2005 cash flows from investing activities included the purchase of the Houston Headquarters facility that was subsequently sold and leased back from the new landlord

•	Fiscal year 2005 cash flows from investing activities were generated from the sale of short-term investments of $6.6 million as compared to sales of such short-term investments of $7.4 million for the fiscal year 2004

•	Fiscal year 2005 cash flows from investing activities included $8.2 million received from NASA under the Research and Logistics Mission Support contract indemnification clause for the loss of our RDM

•	Fiscal year 2005 cash flows from investing activities included $6.8 million from the sale of our Cape Canaveral and Headquarters facilities

Cash Flows From Financing Activities. For the years ended June 30, 2006, 2005, and 2004, cash flows used in financing activities were $3.9 million, $3.7 million, and $11.1 million, respectively. The significant items affecting the differences in cash flows from financing activities in fiscal year 2006 compared to fiscal year 2005 and fiscal year 2005 compared to fiscal year 2004 are as follows:

Fiscal Year 2006 Compared to Fiscal Year 2005. For the fiscal year 2006 compared to fiscal year 2005, the significant items affecting cash used in financing activities were:

•	Fiscal year 2005 had net repayments of $1.4 million in principal under our revolving credit facility as compared to no borrowings for fiscal year 2006

•	Fiscal year 2006 had a payment of $2.1 million for our mortgage loan as compared to payments of $1.9 million for fiscal year 2005. This increase is due to the term of the mortgage loan approaching its maturity date of January 2007

•	Fiscal year 2006 had an increase of $1.5 million from the refinancing of our subordinated convertible notes as compared to fiscal year 2005

Fiscal Year 2005 Compared to Fiscal Year 2004. For the fiscal year 2005 compared to fiscal year 2004, the significant items affecting cash used in financing activities were:

•	Fiscal year 2005 net repayments of $1.4 million in principal under the revolving credit facility as compared to net borrowings of $1.4 million for fiscal year 2004

•	Fiscal year 2005 payments of $1.9 million under various credit agreements as compared to $11.5 million for fiscal year 2004. This reduction is primarily due to the payment of $9.5 million on our mortgage loan, funds received from the Boeing contract termination, and the final module payment to Alenia of $2.0 million during fiscal year 2004

•	Fiscal year 2004 payment of $1.3 million to terminate our interest rate swap

•	Fiscal year 2005 proceeds from the issuance of common stock upon the exercise of employee stock options of $0.1 million as compared to $0.3 million for fiscal year 2004

•	Fiscal year 2005 increase of $0.5 million from the refinancing of our subordinated convertible notes that was completed in fiscal year 2006

Liquidity. We continue to focus our efforts on improving overall liquidity through identifying new business opportunities within the areas of our core competencies, reducing operating expenses, and limiting cash commitments for future capital investments and new asset development. We have continued to restrict new capital investment and new asset development, limiting projects to those required to support current contracts and facility maintenance. Additionally, we continue to evaluate operating expenses in an effort to reduce or eliminate costs not required for us to operate effectively.

On April 28, 2005 we consummated the sale and simultaneous lease back of our Cape Canaveral, Florida payload processing facility. The sale resulted in net cash of approximately $3.8 million. We leased back the facility for an initial period of five years, with an option period of an additional five years. The annual rental for the first five years of this lease is approximately $0.45 million. On May 26, 2005 we consummated the sale and lease back of our corporate offices in Webster (Houston), Texas. The sale resulted in net cash of approximately $0.9 million. We leased back 100% of the facility for an initial period of ten years, with two five-year options. We also retained the adjacent 3.0 acre parcel for future development or sale. The annual rental for the first year of this lease is approximately $0.3 million and gradually increases through the tenth year of the lease to approximately $0.4 million.

Our cash on hand was approximately $6.3 million as of June 30, 2006. We believe that we have sufficient liquidity, including cash and short-term investments, advances available under our revolving credit facility, and cash anticipated or expected to be generated from operations to fund ongoing operations beyond the remainder of fiscal year 2007. We also expect to utilize existing cash, cash anticipated from future operations, and borrowings secured by assets of the Company to support strategies for new business initiatives and to meet debt service requirements.

Our contractual obligations as of June 30, 2006 are as follows (in thousands):

Contractual Obligations	At June 30, 2006	Fiscal Year 2007	Fiscal Year 2008	Fiscal Year 2009	Fiscal Year 2010	Fiscal Year 2011	Thereafter
Long-term Debt	$63,250	$—	$10,306	$—	$—	$52,944	$—
Mortgage Loan Payable	1,636	1,636	—	—	—	—	—
Operating leases(1)	24,420	5,282	5,185	5,077	962	739	7,175

Total Contractual Cash Obligations	$89,306	$6,918	$15,491	$5,077	$962	$53,683	$7,175

(1)	For fiscal years 2007, 2008, and 2009 we expect to receive net payments of approximately $0.7 million, $0.4 million, $0.1 million, respectively, for subleases. Additionally, we exercised a four year option on our ICC/VCC leases with Astrium, and executed sale leaseback transactions for our corporate and Cape Canaveral buildings.

Critical Accounting Policies

Revenue Recognition. Our business units’ revenue is derived primarily from long-term contracts with the U.S. Government and commercial customers. Revenues under these contracts are recognized using the methods described below. Estimating future costs and, therefore, revenues and profits is a process requiring a high degree of management judgment. See “Risk Factors—Risks Related to Our Business—Our financial results could be affected if the estimates that we use in accounting for contracts are incorrect and need to be changed.” We base our estimate on historical experience and on various assumptions that are believed to be reasonable under the circumstances including the negotiation of equitable adjustments on our fixed-price contracts due to launch delays. Costs to complete include, when appropriate, material, labor, subcontracting costs, lease costs, commissions, insurance, and depreciation. Our business units’ personnel perform periodic contract status and performance reviews. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period that the change in estimate occurs.

A Summary of Revenue Recognition Methods Follows:

Business Unit	Services/Products Provided	Contract Type	Method of Revenue Recognition

Flight Services	Commercial Space Habitat Modules, Integration & Operations Support Services	Firm Fixed Price	Percentage-of-completion based on costs incurred

Government Services	Configuration Management, Engineering Services	Cost Reimbursable Award/Fixed Fee	Reimbursable costs incurred plus award/fixed fee

Astrotech	Payload Processing Facilities	Firm Fixed Price – Mission Specific	Ratably, over the occupancy period of a satellite within the facility from arrival through launch

		Firm Fixed Price – Guaranteed Number of Missions	For multi-year contract payments recognized ratably over the contract period

Space Media	Space-Themed Commercial Products/Activities	Retail	Internet and retail sales recognized when goods are shipped

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

Revenue

Our revenue for the twelve months ended June 30, 2006 and 2005 was generated primarily from the Lockheed Martin Cargo Mission Contract, and contracts with related commercial customers in the SFS business unit; the PI&C contract in our SGS business unit; and our contracts with Lockheed Martin, NASA, and other commercial satellite providers in our Astrotech business unit. Revenue for our Space Media business unit was generated from retail sales for the twelve months ended June 30, 2006 and 2005.

Our Flight Services business unit is supporting NASA’s spaceflight activities and is continuing operations in preparation for shuttle missions, including STS-116 and 118. Our SFS business unit is preparing a cargo carrier for shuttle mission STS-118, the External Stowage Platform 3 (“ESP3”), that will be deployed and permanently mounted to the International Space Station. For both STS-116 and 118 missions under the Cargo Mission Contract, we are scheduled to provide our pressurized single module and unpressurized integrated cargo carrier for transport of critical cargo and orbital replacement units to and from the International Space Station.

In January 2004 we initiated activity under the Japanese Experiment Thermal Incubator Service contract with the Mitsubishi Corporation, representing the Japanese Aerospace Exploration Agency, that was entered into in 2000 and originally scheduled to fly aboard our research double module. Subsequent to the suspension of the space shuttle flights and destruction of our research double module, we contracted for construction of certain space research equipment, research space aboard the International Space Station and up to three Russian Progress cargo missions with V.J.F. Russian Consulting, representing RSC Energia, a major Russian aerospace manufacturer and mission operator. This contract was successfully completed in April 2006.

During the three and twelve months ended June 30, 2006, deferred revenue decreased by $0.1 million and $0.5 million, respectively, as we recognized revenue on contracts where milestone payments had been received in prior periods. We expect further reduction of deferred revenue due to customer prepayments through the next twelve months which will result in revenue recognition on contracts for which the related cash was received in a prior period.

Costs of Revenue

We have several types of costs of revenue in our business segments. Costs of revenue for our Flight Services business unit include integration and operations expenses associated with the performance of two types of efforts, sustaining engineering in support of all missions under a contract and mission specific support. Costs associated with the performance of the contracts using the percentage-of-completion method of revenue recognition are expensed as incurred. Costs associated with the cost-reimbursable award and fixed-fee contracts are expensed as incurred by our Government Services business unit. Other costs of revenue include depreciation expense and costs associated with the Astrotech payload processing facilities. Flight-related insurance covering transportation of our modules from our payload processing facility to the space shuttle and third-party liability insurance are also included in costs of revenue and are recorded as incurred. Selling, general and administrative and interest and other expenses are recognized when incurred.

Non Recurring Charge

On February 1, 2003 our research double module was lost in the Columbia tragedy. The net book value of the research double module was $67.9 million, which, net of insurance proceeds of $17.7 million, was recognized as a loss in the third quarter of fiscal year 2003. The $8.0 million plus interest of $0.2 million paid by NASA as indemnification for our loss of the research double module is recognized as a recovery of previously recognized loss in the quarter ended September 30, 2004. At this time, we do not plan to replace the research double module. Our SFS business unit has two additional modules and other flight assets available to support current NASA requirements. We believe that these modules and assets can also be used to support future NASA requirements during the remaining life of the space shuttle fleet.

RESULTS OF OPERATIONS

Results of Operations for the Years Ended June 30, 2006, 2005, and 2004

Overview. In this section we discuss our results of operations, both on a consolidated basis and, where appropriate, by business unit for our fiscal years ended June 30, 2006, 2005, and 2004. Where we report earnings or loss on a per share basis, we have done so on a “diluted earnings per share” basis. The weighted average number of common shares applicable to diluted earnings for 2006, 2005, and 2004 were 12,743,533, and 14,190,281, and 14,141,949, respectively.

We had net income (loss) of ($12,397,000) or ($0.97) per diluted share on revenues of $50,746,000 for our 2006 fiscal year compared to $5,249,000 or $0.37 per diluted share on revenues of $59,401,000 for 2005 and $2,075,000 or $0.15 per diluted share on revenues of $77,606,000 for 2004.

Non-GAAP Financial Measures. We use income from operations before charges as one measure of financial performance. Income from operations before charges is a non-GAAP financial measure and consists of operating income before unusual and infrequent events such as: goodwill impairments, asset impairments, investment impairments and the loss of the research double module. Income from operations before charges also does not include interest expense or income taxes, each of which is evaluated on a consolidated basis. Because we do not allocate interest expense and income taxes by unit, we believe that income from operations is a useful measure of our units’ operating performance for investors. Income from operations before charges should not be considered an alternative to, or more meaningful than, net income or cash flows from operations as determined in accordance with GAAP. The “Other” column in the presentation below is our corporate selling, general and administrative expenses that are incurred for our overall operations that are not allocable to any specific business unit.

The following tables provide summary financial data regarding our consolidated and segmented results of operations for our 2006, 2005, and 2004 fiscal years, respectively (in millions):

Fiscal Year Ended June 30, 2006

	Flight Services Business Unit	Astrotech Business Unit	Government Services Business Unit	Space Media Business Unit	Other	Total
Income (loss) from operations before charges	$4.7	$2.5	$0.5	$(0.1)	$(8.5)	$(0.9)
Asset impairment charge	(6.3)	—	—	—	—	(6.3)

Operating income (loss)	(1.6)	2.5	0.5	(0.1)	(8.5)	(7.2)
Other income/expense	—	—	—	—	0.3	0.3
Interest expense	—	—	—	—	(5.5)	(5.5)

Pre-tax income (loss)	(1.6)	2.5	0.5	(0.1)	(13.7)	(12.4)
Income tax expense	—	—	—	—	—	—

Net income (loss)	$(1.6)	$2.5	$0.5	$(0.1)	$(13.7)	$(12.4)

Fiscal Year Ended June 30, 2005

	Flight Services Business Unit	Astrotech Business Unit	Government Services Business Unit	Space Media Business Unit	Other	Total
Income (loss) from operations before charges	$7.6	$2.1	$0.9	$(0.1)	$(7.7)	$2.8
Non recurring item net recovery	7.7	—	—	—	—	7.7

Operating income (loss)	15.3	2.1	0.9	(0.1)	(7.7)	10.5
Other Income	—	0.1	—	—	0.2	0.3
Interest expense	—	—	—	—	(5.7)	(5.7)

Pre-tax income (loss)	15.3	2.2	0.9	(0.1)	(13.2)	5.1
Income tax benefit	—	—	—	—	0.1	0.1

Net income (loss)	$15.3	$2.2	$0.9	$(0.1)	$(13.1)	$5.2

Fiscal Year Ended June 30, 2004

	Flight Services Business Unit	Astrotech Business Unit	Government Services Business Unit	Space Media Business Unit	Other	Total
Income (loss) from operations before charges	$8.9	$20.0	$0.3	$(0.1)	$(8.4)	$20.7
Goodwill impairment	—	(2.5)	(5.7)	—	—	(8.2)
Investment impairment charge	—	—	—	—	(1.8)	(1.8)

Operating income (loss)	8.9	17.5	(5.4)	(0.1)	(10.2)	10.7
Other income/expense	—	—	—	—	0.1	0.1
Interest expense	—	—	—	—	(8.2)	(8.2)

Pre-tax income (loss)	8.9	17.5	(5.4)	(0.1)	(18.3)	2.6
Income tax expense	—	—	—	—	(0.5)	(0.5)

Net income (loss)	$8.9	$17.5	$(5.4)	$(0.1)	$(18.8)	$2.1

Operating Income (Loss). Operating income (loss) was ($7.2) million in fiscal year 2006, compared to $10.5 million and $10.7 million for fiscal years 2005 and 2004, respectively. The following summarizes the activity in each of our operating segments:

SPACEHAB Flight Services

Operating income (loss) for our SFS business unit was ($1.6) million for fiscal year 2006, compared to $15.3 million and $8.9 million for fiscal years 2005 and 2004, respectively. Operating loss for 2006 included an asset impairment charge of $6.3 million for the write down of our flight unit 3 module due to our analysis of the remaining space shuttle flights and NASA’s potential need for our module. Operating income for fiscal year 2005 includes an $8.2 million payment from NASA for the loss of our RDM in the Space Shuttle Columbia accident. It also includes $0.5 million expense for our settlement with Lloyd’s (see Item 3 – Legal Proceedings for more details). Operating income for 2006 included general and administrative expense of $1.0 million and depreciation and amortization expense of $3.2 million as compared to general and administrative expenses of $0.5 million and $0.7 million and depreciation and amortization expense of $2.8 million and $2.8 million for fiscal years 2005 and 2004, respectively. Please see “Results of Operations for the Years Ended June 30, 2006, 2005, and 2004 — Other” for a consolidated discussion of general and administrative expense and depreciation and amortization expense.

Flight Service Business Unit Results of Operations for the Fiscal Year Ended June 30, 2006 as Compared to the Fiscal Year Ended June 30, 2005

The SFS business unit’s operating income before charges decreased by $2.9 million from fiscal year 2005 to fiscal year 2006. The following summarizes significant changes for our fiscal year ended June 30, 2006 as compared to our fiscal year ended June 30, 2005:

Revenue decreases of $8.8 million, consisting of the following:

•	Decrease in revenue from the Lockheed Martin Cargo Mission Contract of $1.5 million. This decrease is a result of a(n):

•	Decrease in revenue for STS-116 by $2.4 million due to the slip of the launch date from April 2006 to December 2006. During fiscal year 2005 we were performing the contract with a projected launch date of April 2006. During the first quarter of fiscal year 2006, the launch date was slipped to November 2006 and eventually to December 2006. Therefore, for most of fiscal year 2006, we were working under the equitable adjustment clause of the contract

•	Decrease in revenue for STS-121 by $1.3 million due to the slip of the launch date from September 2005 to July 2006. During fiscal year 2005, we were performing the contract with a projected launch date of September 2005. During the first quarter of fiscal year 2006, the launch date was slipped to May 2006 and eventually slipped to July 2006. Therefore, for most of fiscal year 2006 we were working under the equitable adjustment clause of the contract

•	Increase in revenue for STS-118 by $2.2 million due to more project work being performed on the ESP3 portion of the mission during fiscal year 2006 as compared to fiscal year 2005. Due to the successful return to flight missions STS-114 and STS-121, the space shuttle program has an aggressive schedule to complete the assembly of the International Space Station. Therefore, contracted project work has increased on STS-118.

•	Decrease in revenue from the Concept Exploration and Refinement (“CE&R”) contract of $1.2 million that was started first quarter fiscal year 2005 and was completed first quarter fiscal year 2006

•	Decrease in revenue from the External Stowage Platform 2 (“ESP2”) contract revenue of $5.1 million due to the successful launch in July 2005 aboard STS-114

•	Decrease in revenue from the Japanese Experiment Thermal Incubator Service of $1.6 million due to the completion of the contract in April 2006

•	The various other contract revenue increased $0.6 million mainly due to our contract with Astrium to provide a new ICC pallet to replace the ESP2 that was permanently affixed to the space station during the STS-114 mission in July 2005

Cost of Revenue decrease of $6.2 million, consisting of the following:

•	Decrease in cost of revenue from the Lockheed Martin Cargo Mission Contract of $0.8 million. This decrease is a result of a(n):

•	Increase in cost of revenue for STS-116 by $0.3 million due to the slip of the launch date from April 2006 to December 2006. During fiscal year 2005 we were performing the contract with a projected launch date of April 2006. During the first quarter of fiscal year 2006, the launch date was slipped to November 2006 and eventually to December 2006. Therefore, for most of fiscal year 2006 we were working under the equitable adjustment clause of the contract but we were maintaining the workforce for the entire period that is required to perform the contract as though there were no launch slips. Also, due to the change in the depreciable lives of our flight assets, direct depreciation increased by $1.1 million from fiscal year 2005 to fiscal year 2006

•	Decrease in cost of revenue for STS-121 by $1.5 million due to the slip of the launch date from September 2005 to July 2006. During fiscal year 2005 we were performing the contract with a projected launch date of September 2005. During the first quarter of fiscal year 2006, the launch date was slipped to May 2006 and eventually slipped to July 2006. Therefore, for most of fiscal year 2006 we were working under the equitable adjustment clause of the contract. Before the launch slip during the first quarter of fiscal year 2006, the majority of the deliverables for this flight were completed and delivered

•	Increase in cost of revenue for STS-118 by $0.4 million due to more project work being performed on the ESP3 portion of the mission during fiscal year 2006 as compared to fiscal year 2005. Due to the successful return to flight missions STS-114 and STS-121, the space shuttle program has an aggressive schedule to complete the assembly of the International Space Station. Therefore, contracted project work has increased on STS-118

•	Decrease in cost of revenue of $4.1 million for ESP2 that launched on STS-114 in July 2005

•	Decrease in CE&R cost of revenue of $0.9 million that was started in the first quarter of fiscal year 2005 and completed in the first quarter of fiscal year 2006

•	Decrease in cost of revenue from the Japanese Experiment Thermal Incubator Service of $0.8 million due to the completion of the contract in April 2006

•	Other cost of revenue increase of $0.4 million mainly due to our contract with Astrium to provide a new ICC pallet to replace ESP2 that was permanently affixed to the space station during the STS-114 mission in July 2005

•	Increase in rent expense of $0.3 million from fiscal year 2005 to fiscal year 2006 due to the sale-leaseback of our payload processing facility in fourth quarter fiscal year 2005. This increase is offset by lower operating costs for the facility during fiscal year 2006 as compared to fiscal year 2005

Flight Services Business Unit Operating Results for Fiscal Year Ended June 30, 2005 as Compared to the Fiscal Year Ended June 30, 2004

The SFS business unit’s operating income before charges decreased by $1.3 million from fiscal year 2004 to fiscal year 2005. The following summarizes significant changes for our fiscal year ended June 30, 2005 as compared to our fiscal year ended June 30, 2004:

Revenue increase of $3.8 million, consisting of the following:

•	A decrease in the Research and Logistics Mission Support contract of $23.3 million in fiscal year 2005 compared to fiscal year 2004 due to the termination of the contract in January 2004

•	An increase in Lockheed Martin contract revenue of $23.5 million in fiscal year 2005 as compared to fiscal year 2004 due to the startup of the contract in February 2004

•	An increase in the ESP2 contract revenue of $3.8 million in fiscal year 2005 as compared to fiscal year 2004 due to the increased activities on the contract due to the launch of STS-114 in July 2005

•	An increase in revenue attributable to our CE&R contract with NASA of $1.6 million that was started in the first quarter of fiscal year 2005

•	An increase in the Japanese Experiment Thermal Incubator Service contract revenue of $0.3 million in fiscal year 2005 as compared to fiscal year 2004 due to increased project work being performed

•	Other contract revenue decrease of $2.1 million, mainly due to the cancellation of the RDM’s planned second mission under the Research and Logistics Mission Support contract during fiscal year 2004

Cost of Revenue increase of $5.1 million, consisting of the following:

•	A decrease in the Research and Logistics Mission Support contract of $13.8 million in fiscal year 2005 compared to fiscal year 2004 due to the termination of the contract in January 2004

•	An increase in Lockheed Martin contract cost of revenue of $14.6 million fiscal year 2005 as compared to fiscal year 2004 due to the startup of the contract in February 2004

•	An increase in the ESP2 contract cost of revenue of $3.7 million in fiscal year 2005 as compared to fiscal year 2004 due to the increased activities on the contract due to the launch of STS-114 in July 2005

•	An increase in cost of revenue attributable to our CE&R contract with NASA of $1.1 million that was started in the first quarter of fiscal year 2005

•	An increase in the Japanese Experiment Thermal Incubator Service contract cost of revenue of $0.1 million in fiscal year 2005 as compared to fiscal year 2004 due to increased project work being performed

•	Other contract cost of revenue decrease of $0.6 million, mainly due to the cancellation of the RDM’s planned second mission under the Research and Logistics Mission Support contract during fiscal year 2004

All space shuttle missions had been suspended since the February 1, 2003 Space Shuttle Columbia accident and did not resume until July 2005, affecting revenues and operating income of our SFS business unit for fiscal year 2005 and 2004. During delays of the space shuttle program, we operate under “equitable adjustments”. The equitable adjustment provides compensation for space flight assets committed for future contracted missions and for personnel and services in place to maintain those assets and support the return-to-flight activities.

Our SFS business unit is currently supporting NASA’s preparations for shuttle missions STS-116 and 118. The SFS business unit processed an integrated cargo carrier for shuttle mission STS-114, the ESP2 that was deployed and permanently mounted to the ISS in July 2005 and completed cargo services on the STS-121 mission that launched subsequent to year end. We contracted directly with NASA’s prime space station contractor, Boeing, for the space shuttle STS-114 mission. For the space shuttle STS-121 mission, we provided our non-deployable ICC to NASA for transport of several critical International Space Station orbital replacement unit spares. For both shuttle missions STS-116 and 118, missions previously placed under the Research and Logistics Mission Support contract, we are scheduled to provide our pressurized Logistics Single Module and our unpressurized ICC for transport of critical cargo and orbital replacement units to and from the ISS. As previously described, the Research and Logistics Mission Support contract expired January 31, 2004 and support for shuttle missions STS-116 and 118 is continuing under a subcontract agreement to Lockheed Martin effective February 1, 2004.

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

Astrotech Space Operations

Operating income for our Astrotech business unit was $2.5 million for fiscal year 2006, compared to $2.1 million and $17.5 million for fiscal years 2005 and 2004, respectively. Operating income for 2006 included selling, general and administrative expense of $0.3 million and depreciation and amortization expense of $2.1 million as compared to selling, general and administrative expense of $0.3 million and $0.4 million and depreciation and amortization expense of $2.1 million and $2.0 million for fiscal years 2005 and 2004, respectively. Please see “Results of Operations for the Years Ended June 30, 2006, 2005 and 2004 — Other” for a consolidated discussion of selling, general and administrative expense and depreciation and amortization expense.

Astrotech Business Unit Operating Results for Fiscal Year ended June 30, 2006 as Compared to the Fiscal Year Ended June 30, 2005

Our Astrotech business unit’s operating income before charges increased by $0.4 million from fiscal year 2005 to fiscal year 2006. The following summarizes significant changes for our fiscal year ended June 30, 2006 as compared to our fiscal year ended June 30, 2005:

Revenue from our ASO business unit increased from fiscal year 2005 to fiscal year 2006 by $0.7 million. This increase is primarily attributable to ASO receiving revenue for one additional guaranteed mission for calendar year 2006 under their Lockheed Martin satellite processing contract in the amount of $0.9 million. This increase is partially offset by a decrease of $0.2 million of revenue due to satellite launch schedules.

Cost of revenue from our Astrotech business unit increased for the fiscal year 2006 as compared to fiscal year ended 2005 by $0.2 million. The increase is mainly due to higher utility costs due to the increase in fuel costs during fiscal year 2006 as compared to fiscal year 2005. Also, although Astrotech’s labor force did not change significantly, they had higher labor and related costs in fiscal year 2006 due to cost of living increases. Costs did not increase consistent with revenue due to the $0.9 million guaranteed mission payments for which there was no incremental cost.

Astrotech Business Unit Results of Operations for Fiscal Year ended June 30, 2005 as Compared to the Fiscal Year Ended June 30, 2004

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

SPACEHAB Government Services

Operating income (loss) for our SGS business unit was $0.5 million for fiscal year 2006, compared to $0.9 million and ($5.4) million for fiscal years 2005 and 2004, respectively. Operating income for 2006 included selling, general and administrative expense of $0.4 million and depreciation and amortization expense of zero as compared to selling, general and administrative expense of $0.4 and $1.3 and depreciation and amortization expense of $0.1 million and $0.1 million for fiscal years 2005 and 2004, respectively. Please see “Results of Operations for the Years Ended June 30, 2006, 2005 and 2004 — Other” for a consolidated discussion of selling, general and administrative expense and depreciation and amortization expense.

Government Services Business Unit Results of Operations for Fiscal year ended June 30, 2006 as Compared to the Fiscal Year Ended June 30, 2005

Our SGS business unit’s operating income before charges decreased by $0.4 million from fiscal year 2005 to fiscal year 2006. The following summarizes significant changes for our fiscal year ended June 30, 2006 as compared to our fiscal year ended June 30, 2005:

Revenue decreased by $0.6 million for our fiscal year ended June 30, 2006 as compared to our fiscal year ended June 30, 2005 primarily as a result of:

The decrease in revenue at the SGS business segment is primarily due to the delivery of the intravehicular activity (“IVA”) handrails in the third quarter of fiscal year 2005. The following summarizes the significant items:

•	Decrease in revenue of $0.5 million due to the delivery of the IVA handrails in the second quarter of fiscal year 2005

•	Increase in revenue of $0.2 million for the contract closeout of our contract with Shanghai Scienceland

•	Decrease in other revenue of $0.3 million

The decrease in cost of revenue by $0.2 million is primarily due to the delivery of the IVA handrails in the third quarter of fiscal year 2005, which was partially offset by the costs of revenue associated with the closeout of the Shanghai Scienceland project for the period ending June 30, 2006.

Government Services Business Unit Operating Results for Fiscal year ended June 30, 2005 as Compared to the Fiscal Year Ended June 30, 2004

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

Cost of revenue decreased by $4.7 million for our fiscal year ended June 30, 2005 as compared to our fiscal year ended June 30, 2004, primarily due to:

•	A decrease in cost of revenue under the Stowage, Engineering And Decal contract of $3.2 million in fiscal year 2005 as compared to fiscal year 2004 due to the completion of the contract

•	A decrease in cost of revenue under the Configuration Management contract revenue of $4.5 million from fiscal year 2004 to fiscal year 2005 due to completion of the contract

•	An increase in cost of revenue under the PI&C contract of $2.1 million which was awarded in January 2004

•	A decrease in selling, general and administrative expense of $0.8 million from fiscal year 2004 to fiscal year 2005

•	A increase in other contract of revenue of $1.7 million primarily due to the IVA handrails contract with NASA

Space Media

Operating income (loss) before charges for our Space Media business unit was ($0.1) million for fiscal year 2006, compared to ($0.1) million and ($0.1) million for fiscal years 2005 and 2004, respectively. Operating loss for 2006 included selling, general and administrative expense of $0.4 million and no depreciation and amortization expense as compared to selling, general and administrative expense of $0.4 million and $0.3 million and depreciation and minimal depreciation and amortization expense for fiscal years 2005 and 2004, respectively. Please see “Results of Operations for the Years Ended June 30, 2006, 2005 and 2004 — Other” below for a consolidated discussion of selling, general and administrative expense and depreciation and amortization expense.

Other

Other operating loss was ($8.5) million for fiscal year 2006, compared to ($7.7) million and ($10.2) million for fiscal years 2005 and 2004, respectively. The operating loss for fiscal year 2006 and 2005 relates primarily to selling, general, and administrative expenses and depreciation and amortization expenses which were incurred at the corporate level. The $10.2 million loss for fiscal year 2004 relates primarily to selling, general and administrative expenses and depreciation and amortization expenses which were incurred at the corporate level and an impairment charge of $1.8 million attributable to our write-down of our investment in Guignè.

Consolidated selling, general and administrative expenses and research and development were $11.1 million in fiscal year 2006, compared to $9.5 million and $11.1 million in 2005 and 2004, respectively. The $1.6 million increase for fiscal year 2005 to 2006 is principally due to:

•	Increase in our SFS business segment labor and related costs of $0.6 million related to an increase in business development and bid and proposal activities in fiscal year 2006 and less direct contract support as compared to fiscal year 2005. The bid and proposal costs were related to our response to NASA’s request for proposal for the Commercial Orbital Transportation Services contract

•	Increase of $0.3 million in research and development costs related to the efforts of our Apex program

•	Increase in corporate level labor and related costs of $0.2 million. The increase is primarily due to an increase in health care and insurance costs

•	Increase of $0.4 million in consulting expenses primarily due to expenses related to market studies for space commerce

•	Increase of $0.3 million in legal expenses primarily related to our claims against NASA for the loss of our RDM

•	Decrease in corporate depreciation expense of $0.2 million due to assets reaching the end of their useful lives during fiscal year 2006

The $1.6 million decrease from fiscal year 2005 to 2004 is principally the result of our ongoing cost reduction efforts and staffing reductions which resulted in a decrease in labor and related costs of $1.6 million in fiscal year 2005 as compared to fiscal year 2004. Research and development expenses were immaterial for fiscal year 2005 and 2004. For fiscal year 2005 our expenses for bid and proposal costs were less than $0.1 million. In fiscal year 2004 we incurred bid and proposal costs of $0.2 million primarily relating to the Mission Integration Contract proposal. During fiscal year 2005 we recognized legal expense of approximately $1.0 million relating to the claims against NASA for loss of our RDM and response to Lloyd’s complaint regarding its payment of insurance proceeds on the accident.

Consolidated depreciation and amortization expenses were $5.6 million in fiscal year 2006 compared to $5.2 million and $5.4 million in 2005 and 2004, respectively. The $0.4 million increase in fiscal year 2005 compared to 2006 is primarily due to an increase in depreciation expense of $0.6 million resulting from the change in depreciable lives of our flight assets based on NASA’s direction to retire the space shuttle fleet at the end of 2010. This increase is offset by a decrease in other depreciation expense of $0.4 million primarily due to a portion of fixed assets reaching the end of their useful lives and the sale leaseback of our Florida payload facility and corporate headquarters during the fourth quarter of fiscal year 2005.

The $0.2 million decrease in fiscal year 2005 as compared to 2004 is due to a portion of fixed assets reaching the end of their useful lives.

Interest Expense. Interest expense totaled $5.5 million for fiscal year 2006, compared with $5.7 million and $8.2 million for 2005 and 2004, respectively. The $0.2 million decrease for 2006 as compared to 2005 is related to:

•	An increase in interest expense due to the write-off of $0.6 million debt placement costs due to the exchange of $52.9 million of our 8% notes for $52.9 million of 5.5% notes

•	Decrease in interest expense of $0.7 million due to the exchange of the 8% notes for the 5.5% notes

•	Decrease of $0.1 million resulting from the refinancing of our Astrotech SPF and the shorter remaining term of the mortgage loan

The $2.5 million decrease for fiscal year 2005 as compared to 2004 resulted from the refinancing of our Astrotech SPF in fiscal year 2004.

Income Tax Provision (Benefit). For fiscal year 2006 we recorded an income tax expense of $32,000, applying our net operating loss carry forwards to the extent allowable. We recorded an income tax benefit for fiscal year 2005 of $0.1 million, while we recorded an income tax provision for fiscal year 2004 of $0.5 million. As of June 30, 2006 we had approximately $23.5 million of available net operating loss carry forwards expiring between 2019 and 2024 to offset future regular taxable income.

Inflation. The effects of inflation and changing prices had no material effect on our revenue or income from continuing operations during the years ended June 30, 2006 and 2005.

Market Risk

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2006.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SPACEHAB, Incorporated and Subsidiaries:

We have audited the accompanying consolidated balance sheets of SPACEHAB, Incorporated and subsidiaries (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and comprehensive income (loss) and cash flows for each of the three years in the period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas

August 31, 2006

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$6,317	$7,327
Restricted cash	—	970
Accounts receivable, net	11,379	16,906
Inventory	2,369	—
Prepaid expenses and other current assets	610	693

Total current assets	20,675	25,896

Property and equipment
Flight assets	49,799	64,476
Module improvements in progress	1,612	1,527
Payload processing facilities	42,571	42,571
Furniture, fixtures, equipment and leasehold improvements	18,275	17,297

	112,257	125,871
Less accumulated depreciation and amortization	(50,620)	(52,224)

Property and equipment, net	61,637	73,647
Deferred financing costs, net	2,124	1,278
Other assets, net	1,014	1,130

Total assets	$85,450	$101,951

Liabilities and Stockholders’ Equity
Current liabilities
Mortgage loan payable, current portion	$1,636	$2,057
Accounts payable	1,598	2,219
Accounts payable- Astrium	3,386	1,796
Accrued interest	804	1,088
Accrued expenses	2,394	3,717
Accrued subcontracting services	6,562	7,552
Deferred gains on sale of buildings	221	221
Deferred revenue, current portion	1,321	1,811

Total current liabilities	17,922	20,461

Accrued contract costs and other	96	221
Deferred gains on sale of buildings	1,373	1,587
Mortgage loan payable, net of current portion	—	1,635
Convertible subordinated notes payable – 8.0%	10,306	63,250
Senior convertible subordinated notes payable – 5.5%	52,944	—

Total liabilities	82,641	87,154

Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value, convertible, authorized 2,500,000 shares, issued and outstanding 1,333,334 shares, (liquidation preference of $12,000)	11,892	11,892
Common stock, no par value, 70,000,000 shares authorized 12,976,264 and 12,781,279 shares issued, respectively	84,030	83,889
Treasury stock, 116,100 shares at cost	(117)	(117)
Additional paid-in capital	284	16
Accumulated deficit	(93,280)	(80,883)

Total stockholders’ equity	2,809	14,797

Total liabilities and stockholders’ equity	$85,450	$101,951

See accompanying notes to consolidated financial statements.

SPACEHAB,	INCORPORATED AND SUBSIDIARIES

Audited Condensed Consolidated Statements of Operations

(In thousands, except share data)

	Twelve Months Ended June 30,
	2006	2005	2004
Revenue	$50,746	$59,401	$77,606

Costs of revenue	40,572	47,158	45,678

Impairment of flight asset	6,283	—	—

Gross profit	3,891	12,243	31,928

Operating expenses
Selling, general and administrative	10,672	9,383	10,908
Research and development	410	77	223
Goodwill impairment	—	—	8,274
Asset impairment charge	—	—	1,800
Nonrecurring items, net recovery related to RDM	—	(7,744)	—

Total operating expenses	11,082	1,716	21,205

Income (loss) from operations	(7,191)	10,527	10,723

Interest expense	(5,511)	(5,716)	(8,237)
Interest and other income	337	292	95

Income (loss) before income taxes	(12,365)	5,103	2,581

Income tax (expense) benefit	(32)	146	(506)

Net income (loss)	$(12,397)	$5,249	$2,075

Income (loss) per share
Net income (loss) per share – basic	$(0.97)	$0.42	$0.17
Shares used in computing net income (loss) per share – basic	12,743,533	12,613,491	12,450,320
Net income (loss) per share – diluted	$(0.97)	$0.37	$0.15
Shares used in computing net income (loss) per share – diluted	12,743,533	14,190,281	14,141,949

See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of

Stockholders’ Equity and Comprehensive Income (Loss)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Treasury Stock	Add’l. Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount
Balance at June 30, 2003	1,333,334	$11,892	12,484,779	$83,446	$(111)	$16	$(1,946)	$(88,207)	$5,090

Common Stock options exercised	—	—	133,246	225	—	—	—	—	225
Common Stock issued under employee stock purchase plan	—	—	70,037	80	—	—	—	—	80
Treasury stock purchased, 6,300 shares	—	—	—	—	(6)	—	—	—	(6)
Accumulated other comprehensive income	—	—	—	—	—	—	1,946	—	1,946
Net income	—	—	—	—	—	—	—	2,075	2,075

Total comprehensive income									4,021

Balance at June 30, 2004	1,333,334	$11,892	12,688,062	$83,751	$(117)	$16	$—	$(86,132)	$9,410

Common Stock options exercised	—	—	27,250	24	—	—	—	—	24
Common Stock issued under employee stock purchase plan	—	—	65,967	114	—	—	—	—	114
Net income	—	—	—	—	—	—	—	5,249	5,249

Total comprehensive income									5,249

Balance at June 30, 2005	1,333,334	$11,892	12,781,279	$83,889	$(117)	$16	$—	$(80,883)	$14,797

Common Stock options exercised	—	—	17,000	15	—	—	—	—	15
Stock-based compensation	—	—	—	—	—	268	—	—	268
Common Stock issued under employee stock purchase plan	—	—	177,985	126	—	—	—	—	126
Net loss	—	—	—	—	—	—	—	(12,397)	(12,397)

Total comprehensive income									(12,397)

Balance at June 30, 2006	1,333,334	$11,892	12,976,264	$84,030	$(117)	$284	—	$(93,280)	$2,809

See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Twelve Months Ended June 30,
	2006	2005	2004
Cash flows from operating activities
Net income (loss)	$(12,397)	$5,249	$2,075
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Nonrecurring item, net recovery related to RDM	—	(8,244)	—
Stock-based compensation	268	—	—
Goodwill impairment	—	—	8,274
Impairment of investment in Guignè	—	—	1,800
Loss on interest rate swap	—	—	(613)
Depreciation and amortization, including deferred debt issuance	6,062	5,526	5,883
Write-off of debt placement fees	591	9	567
Loss on asset sales and write-offs	6,304	3	615
Recognition of deferred gain	(214)	(33)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	5,527	(9,028)	(1,098)
Increase in prepaid expenses and other current assets	(22)	(198)	(152)
(Increase) decrease in other assets	108	1,341	(272)
Decrease in deferred revenue	(490)	(5,429)	(8,864)
Decrease in accounts payable and accrued expenses and accounts payable-Astrium	(638)	(1,504)	(4,596)
(Decrease) increase in accrued subcontracting services and other	(990)	4,876	1,654
(Decrease) increase in long-term contracts costs and other liabilities	(125)	279	—

Net cash (used in) provided by operating activities	3,984	(7,153)	5,273

Cash flows from investing activities
Payments for flight assets under construction	—	—	(609)
Purchases of property, equipment and leasehold improvements	(2,111)	(3,429)	(1,481)
Proceeds received from sale of property and equipment	—	6,767	133
Proceeds from sales (purchases) of investments	—	6,641	7,406
(Increase) decrease in restricted cash	970	(540)	(430)
Proceeds from contract indemnification	—	8,244	—

Net cash (used in) provided by investing activities	(1,141)	17,683	5,019

Cash flows from financing activities
Proceeds from issuance of Common Stock	142	138	305
Increase in deferred financing	(1,939)	(456)	—
Purchase of treasury stock	—	—	(6)
Net borrowings (repayments) under revolving loan payable	—	(1,445)	1,445
Repayment of mortgage loan	(2,056)	(1,946)	(9,494)
Repayment of interest rate swap	—	—	(1,333)
Payment of convertible notes payable to shareholder	—	—	(2,004)

Net cash used in financing activities	(3,853)	(3,709)	(11,087)

Net change in cash and cash equivalents	(1,010)	6,821	(795)
Cash and cash equivalents at beginning of period	7,327	506	1,301

Cash and cash equivalents at end of period	$6,317	$7,327	$506

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of the Company and Operating Environment

SPACEHAB is a developer and operator of space flight hardware assets, a provider of manned and unmanned payload processing services, and an entrepreneurial force in space commerce applications.

A substantial portion of our revenue has been generated under contracts with NASA and our contracts are subject to periodic funding allocations by the agency. NASA’s funding is dependent on receiving annual appropriations from the U.S. Government. During the years ended June 30, 2006, 2005, and 2004 approximately 80%, 81%, and 54% of our revenues were generated under U.S. Government contracts, respectively.

The SFS business unit is continuing operations for the U.S. space shuttle program, supporting two of the next three planned space shuttle missions through the use of our pressurized laboratory and logistics supply modules and cargo carriers, which significantly enhance the capabilities of the space shuttle fleet.

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

Our SGS subsidiary manages projects in need of comprehensive engineering solutions, and provides unique capabilities such as specialty engineering, hardware design and development, and configuration and data management. SGS also designs and fabricates space flight hardware. We continuously review and seek new business opportunities with NASA, either through current contract expansion or teaming with other aerospace companies on new contract bid initiatives.

A majority-owned subsidiary of SPACEHAB, SMI is a provider for the space enthusiast. The retail business of SMI continues to maintain steady sales and is exploring new market opportunities.

We believe that NASA, as well as future space shuttle and International Space Station programs will continue to be funded and supported by the U.S. Government. While delays have occurred, we believe that it is highly unlikely that any decision to discontinue these programs would be made during the next twelve months. However, the Company is subject to risks and uncertainties. We continue to focus efforts on improving the overall liquidity of the Company through identifying new business opportunities within the areas of our core competencies, reducing operating expenses, and limiting cash commitments for future capital investments and new asset development.

Our cash and short-term investments are approximately $6.3 million as of June 30, 2006. We believe we have sufficient liquidity to fund ongoing operations for at least the next fiscal year and expect to utilize existing cash and proceeds from operations to support strategies for new business initiatives and debt service requirements.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of SPACEHAB, Incorporated and its wholly-owned and majority-owned subsidiaries: Astrotech Space Operations, SPACEHAB Government Services, and Space Media. The Company owns approximately 99% of Space Media, Inc. All significant intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are primarily made up of money market investments and overnight repurchase agreements recorded at cost, which approximate market value.

Accounts Receivable

The carrying value of the Company’s receivable, net of the allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. Accounts are considered past due after 90 days from invoice date. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectibility of those balances and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance.

Restricted Cash

Restricted cash represents cash that is not readily available for general purpose cash needs. As of June 30, 2006 there was no restricted cash included in our cash balance. As of June 30, 2005 there was $1.0 million in our restricted cash balance.

Inventories

We state inventories at the lower of cost or market as determined by the first-in-first-out (FIFO) method.

Investments

We account for investments in accordance with Statements of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Available-for-sale securities are recorded at fair value on the balance sheet, with the change in fair value during the period excluded from earnings and recorded as a component of other comprehensive income. On June 30, 2004 the fair market value of these securities approximated cost. Maturities of the debt securities held by the Company ranged from April 13, 2005 to September 29, 2006. In February 2005 we sold all of our available-for-sale securities.

For the years ended June 30, 2006, 2005, and 2004, interest income was $0.3 million, $0.2 million, and $0.1 million, respectively. Interest income is recorded as a component of other income.

Property and Equipment

Property and equipment are stated at cost. All furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets, which is generally five years. Our payload processing facilities are depreciated using the straight-line method over their estimated useful lives ranging from sixteen to forty years.

We have estimated the useful lives of our space flight assets, which is a component of property and equipment, through December 31, 2010, based on current available information published by NASA.

Leasehold improvements are amortized over the shorter of the useful life of the building or the term of the lease. Repairs and maintenance are expensed when incurred.

Deferred Financing Costs

Deferred financing costs represent loan origination fees paid to the lender and related professional fees. These costs are amortized on a straight-line basis over the term of the respective loan agreements. Amortization expense for the years ended June 30, 2006, 2005, and 2004 were $0.5 million, $0.4 million, and $0.3 million, respectively.

Investments in Affiliates

We use the equity method of accounting for our investments in, and earnings of, investees in which we exert significant influence. In accordance with the equity method of accounting, the carrying amount of such an investment is initially recorded at cost and is increased to reflect our share of the investor’s income and is reduced to reflect the Company’s share of the investor’s losses. Investments in which the Company has less than 20% ownership and no significant influence are accounted for under the cost method and are carried at cost (see note 16).

Impairment of Long- Lived Assets

We account for long-lived assets in accordance with the provisions SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets (see note 18). Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Share Based Compensation

Effective July 1, 2005 the Company adopted SFAS No. 123R to account for share-based awards to employees. SFAS No. 123R requires measurement of the cost of employee services received in exchange for an award based on the fair value of the award on the grant date. Prior to the adoption of SFAS No. 123R, the Company applied the provisions of Accounting Principles Board (“APB”) Opinion No. 25, and related interpretations to account for options granted under our various stock option plans. Based on the provisions of this plan, no compensation expense had been recognized for options issued under this plan. The fair value of the stock options is estimated using expected dividend yields of the Company’s stock, the expected volatility of the stock, the expected length of time the options remain outstanding and risk-free interest rates. Changes in one or more of these factors may significantly affect the estimated fair value of the stock options. Additionally, SFAS No. 123R requires the Company to estimate the number of instruments for which the required service is expected to be rendered. The Company estimates forfeitures using historical forfeiture rates for previous grants of equity instruments.

Revenue Recognition

SPACEHAB recognizes revenue employing several generally accepted revenue recognition methodologies across its business segments. The methodology used is based on contract type and the manner in which products and services are provided. Revenue generated under existing SFS contracts and for all other contract awards for which the capability to successfully complete the contract can be reasonably assured and costs at completion can be reliably estimated at contract inception, is recognized under the percentage-of-completion method based on costs incurred over the period of the contract. Revenue provided by SGS is primarily derived from cost-plus award fee contracts, whereby revenue is recognized to the extent of reimbursable costs incurred plus award fee. Award fees which provide earnings based on our contract performance, as determined by NASA evaluations, are recorded when the amounts are probable and can be reasonably estimated. Changes in estimated costs to complete and provisions for contract losses and estimated amounts recognized as award fees are recognized in the period they become known. Revenue generated by Astrotech’s payload processing services is recognized ratably over the occupancy period of the satellite while in the Astrotech facilities. For the multi-year contract with Lockheed Martin, revenue is billed and recognized on a quarterly basis. SMI recognizes revenue as merchandise is sold to customers.

Deferred Revenue

Deferred revenue represents amounts collected from customers for projects, products, or services expected to be provided at a future date. Deferred revenue is shown on the balance sheet as either a short-term or long-term liability, depending on when the service or product is expected to be provided.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes all Common Stock options and other Common Stock equivalents that potentially may be issued as a result of conversion privileges, including the convertible subordinated notes payable and convertible preferred stock (see note 12).

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

New Accounting Pronouncements

In May 2005 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted this Statement beginning July 1, 2006. Currently we are not aware of any financial impact the adoption of this statement will have on our consolidated financial statements.

In June 2006 the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. This interpretation also provides guidance on derecognition, classification, accounting in interim periods, and expanded disclosure requirements. FIN 48 will become effective for the Company beginning in fiscal year 2008. We are currently in the process of assessing the impact that FIN 48 will have on our consolidated financial statements.

On September 28, 2005 the FASB ratified the consensus reached by the Task Force related to EITF Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues.” The Provisions of this issue should be applied to future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The application of EITF 05-7 has no effect on the Company’s financials relating to debt valuations and interest for the current fiscal year as our most recent modifications occurred before implementation of this EITF. Additionally, the Company has no intentions of modifying our debt instruments in the near future.

(3)	Statements of Cash Flows – Supplemental Information

(a)	Cash paid for interest costs was approximately $4.7 million, $5.4 million, and $7.2 million for the years ended June 30, 2006, 2005, and 2004, respectively. In fiscal year 2006 there was $0.6 million of non-cash charges due to the acceleration of debt placement fees related to the convertible notes. The bond exchange of $52,944,000 of 8% convertible subordinated notes for 5.5% of senior convertible notes resulted in no cash inflow or outflow. In fiscal year 2004 we paid approximately $1.3 million to terminate our swap arrangement that related to our bank financing of our spacecraft processing facility expansion project in Titusville, Florida.

(b)	The Company paid no income taxes for the years ended June 30, 2006 and 2005, and taxes of $0.4 million for year ended June 30, 2004.

(4)	Accounts Receivable

At June 30, 2006 and 2005, accounts receivable consisted of the following (in thousands):

	2006	2005
U.S. government contracts:
Billed	$5,674	$9,552
Unbilled:
Revenues in excess of milestone and time-based billings	3,723	5,554

Total U.S. government contracts	9,397	15,106

Commercial contracts:
Billed	1,495	1,113
Unbilled	850	1,346
Allowances	(363)	(659)

Total commercial contracts	1,982	1,800

Total accounts receivable	$11,379	$16,906

The Company anticipates collecting all unreserved receivables within one year.

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

Revolving Loan Payable

On February 11, 2005 we entered into a revolving one-year credit facility with a bank providing for loans up to $5.0 million secured by the Company’s accounts receivable. In February 2006 the revolving credit facility was renewed and the term extended until February 11, 2007 with substantially the same terms as the original agreement. The interest rate for the term loan is prime plus one percent (9.25% as of June 30, 2006). The unused revolving credit facility balance is subject to interest charges of 0.25% to 0.5%. Funds available under the revolving credit facility are limited to 80% of eligible accounts receivable and we are subject to various financial and other covenants including a minimum tangible net worth covenant, a cash flow coverage covenant, and a secured debt coverage covenant. As of June 30, 2006 there have been no borrowings under this revolving credit facility. As of June 30, 2006 available borrowings on this credit facility were limited to us posting an equivalent amount of restricted cash.

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

The loan agreement was amended on January 29, 2004, whereby the maturity date was shortened to January 2007, the interest rate was fixed at 5.5%, and the hedge requirement was eliminated. For the fiscal year ended June 30, 2006, approximately $2.1 million of principal was repaid and the outstanding balance is $1.6 million. The net book value of the building as of June 30, 2006 was $21.8 million.

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

On November 22, 2005 we exchanged $52,944,000 of 8.0% Convertible Subordinated Notes for a like amount of 5.5% Senior Convertible Notes due 2010 and convertible into shares of the Company’s Common Stock at a per share price of $1.50 which include a mandatory conversion feature once the stock price reaches $1.95 per share for twenty consecutive days. The 5.5% Senior Convertible Notes will accrue interest from the issue date at a rate of 5.5% per year. We will pay interest on the exchange notes semi-annually on each April 15 and October 15. The Senior Convertible Notes are convertible into 35,296,000 shares of Common Stock.

The remaining Convertible Subordinated Notes payable of $10,306,000 are convertible into 756,404 shares of Common Stock at $13.625 per share. As a result of converting these notes in November 2005, we wrote-off $0.6 million of debt placement fees associated with the original issuance of these notes. The Subordinated Convertible Notes accrue interest at 8% annually, paid semiannually, and mature in October 2007.

The Senior Convertible Notes were amended in November 2005 to include a covenant providing a limitation on disposition of Astrotech assets and limitations on liens of Astrotech assets. Details of these covenants can be obtained via the Company’s Prospectus Supplement to Schedule TO (Amendment 5), public filing on the SEC’s web site dated October 27, 2005.

The Company’s debt repayments are due as follows (in thousands):

	Balance 6/30/2006	FY07	FY08	FY09	FY10	FY11
Mortgage Loan Payable	$1,636	$1,636	$—	$—	$—	$—

Convertible Subordinated Notes Payable – 8.0%	10,306	—	10,306	—	—	—

Senior Convertible Notes Payable – 5.5%	52,944	—	—	—	—	52,944

	$64,886	$1,636	$10,306	$—	$—	$52,944

(6)	Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of certain of the Company’s financial instruments as of June 30, 2006 and 2005 in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (in thousands):

	June 30, 2006		June 30, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage Loan Payable	$1,636	$1,636	$3,692	$3,692

Convertible Subordinated Notes Payable – 8.0%	10,306	8,631	63,250	53,763

Senior Convertible Notes Payable – 5.5%	52,944	47,650	—	—

The fair value of our long-term debt is based on quoted market prices or is estimated based on the current rates offered to us for debt of similar remaining maturities and other terms. The carrying amounts of cash and cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses approximate their fair market value because of the relatively short duration of these instruments.

(7)	NASA Contracts

Research and Logistics Mission Support Contract

On December 21, 1997 we entered into the Research and Logistics Mission Support contract to provide to NASA flight modules and related integration services. This contract provided NASA the use of the flight modules for both science and logistics missions. This contract was subsequently amended whereby the contract value was increased to $241.5 million and the number of missions was increased to nine. The final value of the Research and Logistics Mission Support contract is $214.3 million.

During the year ended June 30, 2004, we recognized $24.9 million of revenue under this contract.

Cargo Mission Contract

In February 2004 and under NASA’s new consolidated ISS contracts structure, we began providing services to NASA (similar to the services provided under the Research and Logistics Mission Support contract) under subcontract to NASA’s Cargo Mission Contract contractor, Lockheed Martin. SFS is currently under contract with Lockheed Martin for unpressurized pallet and pressurized module services supporting STS-121 (ICC), STS-116 and STS-118 (module and ICC) with the STS-121 mission successfully completed.

External Stowage Platform Contract

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

Program Integration and Control

In January 2004 we continued providing ISS Configuration Management support to NASA as a major subcontractor on the PI&C contract. ARES Corporation is the prime contractor for PI&C. The contract has a base period of performance of four years and nine months plus two one-year options.

Astrotech’s NASA Contracts

During fiscal year 2004 Astrotech started direct spacecraft processing support for NASA. Astrotech has three missions under contract and is working with NASA on an Indefinite Delivery Indefinite Quantity format for future missions.

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

(9)	Convertible Preferred Stock

On August 2, 1999 Astrium (formerly EADS), a related party and shareholder, purchased an additional $12.0 million equity interest in SPACEHAB representing 1,333,334 shares of Series B Senior Convertible Preferred Stock. Under the agreement, Astrium purchased all of SPACEHAB’s 975,000 authorized and unissued shares of preferred stock. On October 14, 1999, the shareholders approved the proposal to increase the number of authorized shares of preferred stock to 2,500,000, in order to complete the transaction with Astrium allowing them to purchase the additional 358,334 preferred shares. The preferred stock purchase increased Astrium’s voting interest in SPACEHAB to approximately 11.5%. The Series B Senior Convertible Preferred Stock is: convertible at the holders’ option on the basis of one share of Preferred Stock for one share of Common Stock, entitled to vote on an “as converted” basis the equivalent number of shares of Common Stock, and has preference in liquidation, dissolution, or winding up of $9.00 per preferred share. No dividends are payable on the convertible preferred shares.

(10)	Common Stock Options and Stock Purchase Plans

As of June 30, 2006 2,685,508 shares of Common Stock were reserved for grants of stock options under the Company’s three stock option plans.

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

The 1994 Plan

Under the terms of the 1994 Plan, the number and price of the options granted to employees is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. The total number of options that are available under this plan is 3,950,000. As of June 30, 2006 there are 2,485,303 available for grant.

The Directors’ Stock Option Plan

Each new non-employee director receives a one-time grant of an option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. In addition, effective as of the date of each annual meeting of the Company’s stockholders, each non-employee director who is elected or continues as a member of the Board of Directors of the Company shall be awarded an option to purchase 5,000 shares of Common Stock. Options under the Director’s Plan vest after one year and expire seven years from the date of grant. The total number of options that are available under this plan is 500,000. Through June 30, 2006 there are 255,000 available for grant.

1997 Employee Stock Purchase Plan

We adopted an employee stock purchase plan that permits eligible employees to purchase shares of Common Stock of the Company at prices no less than 85% of the current market price. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 10% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole and fractional shares of Common Stock determined by dividing the contribution account’s balance by the lesser of 85% of the price of a share of Common Stock on the first day of the quarter or the last day of a quarter. The number of shares of Common Stock that may be purchased under the plan is 1,500,000. Through June 30, 2006 employees have purchased 1,315,613 shares under the plan. Employees purchased an aggregate of 177,987 shares at an average price of $0.72 during the twelve-month period ended June 30, 2006. The shares purchased under this plan are considered compensation for accounting and reporting purposes (see SFAS No. 123R below).

Space Media, Inc. Stock Option Plan (“SMI Plan”)

During the year ended June 30, 2000, Space Media, Inc., a majority owned subsidiary of the Company, adopted an option plan (SMI Plan) for employees, officers, directors and consultants of SMI. Under the terms of the SMI Plan, 1,500,000 shares have been reserved for future grants for which the number and price of the options granted is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. At June 30, 2006 and June 30, 2005, there were 388,750 options issued and outstanding under the SMI Plan at a weighted average exercise price of $1.00. The options vest equally over a four-year period and have a life of 10 years. There were 274,063 options exercisable as of June 30, 2006 and June 30, 2005 with a weighted-average exercise price of $1.00 and a weighted-average remaining contractual life of four to five years, respectively.

Stock Option Activity Summary

The following table summarizes the Company’s stock option plans, excluding the SMI plan:

	Non-qualified Options		1994 Plan		Directors’ Plan
	Shares Outstanding	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Exercise Price
Outstanding at June 30, 2003	4,166	$12.00	1,728,125	$4.86	400,000	$6.62
Granted	—	—	312,000	1.07	30,000	0.99
Exercised	—	—	(88,246)	2.42	(45,000)	1.26
Forfeited	—	—	(219,548)	5.39	(55,000)	5.81

Outstanding at June 30, 2004	4,166	$12.00	1,732,331	$4.27	330,000	$6.68
Granted	—	—	249,000	2.41	70,000	1.85
Exercised	—	—	(27,250)	0.91	—	—
Forfeited	(4,166)	12.00	(403,841)	4.77	(135,000)	10.06

Outstanding at June 30, 2005	—	$—	1,550,240	$3.89	265,000	$3.20
Granted	—	—	212,000	1.43	30,000	0.77
Exercised	—	—	(17,000)	0.87	—	—
Forfeited		—	(413,039)	5.28	(50,000)	7.00

Outstanding at June 30, 2006	—	$—	1,332,201	$3.11	245,000	$2.14

Options exercisable at:

June 30, 2004	4,166	$12.00	1,112,582	$5.84	300,000	$7.25
June 30, 2005	—	—	1,031,740	5.04	210,000	3.50
June 30, 2006	—	—	860,701	3.95	215,000	2.33

Weighted-average fair value (pursuant to FAS 123) at date of grant during the fiscal year ended

June 30, 2004	—	$—	312,000	$0.57	30,000	$0.44
June 30, 2005	—	—	249,000	2.00	70,000	1.49
June 30, 2006	—	—	212,000	1.39	30,000	0.70

	Options outstanding			Options exercisable
Range of exercise prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.700 – 1.060	412,754	6.28	$0.893	265,004	$0.896
1.150 – 2.410	537,000	7.66	1.909	183,250	2.091
3.438 – 5.125	570,330	3.46	4.584	570,330	4.584
11.000 – 11.750	57,117	0.46	11.574	57,117	11.574

	1,577,201	5.52	$2.960	1,075,701	$3.622

A summary of our stock option activity as of June 30, 2006 and changes during fiscal year 2006 are presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2005	1,815,240	$3.79	5.32	$—
Granted	242,000	$1.35	5.97	$—
Exercised	(17,000)	$0.87	—	$—
Forfeited/Expired	(463,039)	$5.46	—	$—

Outstanding at June 30, 2006	1,577,201	$2.96	5.52	$—

Exercisable	1,075,701	$3.62	5.52	$—

Vested at June 30, 2006	1,075,701	$3.62	5.52	$—

The weighted-average grant-date fair value of options granted during fiscal year 2006 was $1.30 per share. The intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during fiscal year 2006 was $0.0. As of June 30, 2006 there was $387,729 of unamortized expense related to our stock option plans.

During fiscal year 2006, cash received from options exercised was $14,780.

Transition from APB No. 25 to FAS 123R

Prior to July 1, 2005 we applied the provisions of APB Opinion No. 25 and its related interpretations to account for stock options. Under APB No. 25 and its related interpretations, we did not recognize any associated compensation expense related to stock options. If compensation expense associated with these plans was determined in accordance with SFAS No. 123, our net earnings and earnings per share for the years ended June 30, 2005 and 2004, respectively, would have been as follows:

SPACEHAB, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)	Year Ended June 30, 2005	Year Ended June 30, 2004
Net income (loss), as reported	$5,249	$2,075

Deduct effect of stock option based employee compensation, net of tax effects:
Employee Stock Purchase Plan	(20)	(14)
Incentive Stock Plan	(227)	(296)

Pro forma net earnings	$5,002	$1,765

Earnings per share, as reported:
Diluted	$0.37	$0.15
Basic	$0.42	$0.17

Pro forma earnings per share:
Diluted	$0.35	$0.12
Basic	$0.40	$0.14

The Black-Scholes option pricing model was used to calculate the estimated fair value of the options.

Statement of Financial Accounting Standard No. 123R

Effective July 1, 2005 we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123,

“Accounting for Stock–Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. Before adoption of SFAS No. 123R, pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2006	2005	2004
Expected Dividend Yield	0%	0%	0%
Expected Volatility	1.68	1.00	1.00
Risk-Free Interest Rates	4.31%	3.7%	3.84%
Expected Option Life (in years)	6.25	6.25	6.25

Results of prior periods do not reflect any restated amounts and we had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. Our policy is to recognize compensation for awards with only service conditions and a graded vesting schedule on a straight line basis over the requisite service period for the entire award.

The adoption of SFAS No. 123R decreased our fiscal year 2006 reported operating income, income before income taxes, and reported net income by $268,000, with no impact on either basic or diluted net income per share. The expense, before income tax effect, is reflected in general and administrative expense. Our adoption of SFAS No. 123R did not affect operating income, income before income taxes, net income, cash flow from operations, cash flow from financing activities, and basic and diluted net income per share in the comparable fiscal year 2005.

The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model, which determines inputs as shown in the following table. Because of differences in option terms and historical exercise patterns among the plans, we have segregated option awards into two homogenous groups for the purpose of determining fair values for its options. Valuation assumptions are determined separately for the two groups which represent, respectively, the 1994 Stock Incentive Plan and the Director’s Stock Option Plan. The assumptions are as follows:

•	We estimated volatility using our historical share price performance over the last ten years. Management considered the guidance in SFAS No. 123R and believes the historical estimated volatility is materially indicative of expectations about expected future volatility

•	We use the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during fiscal year 2006

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option

•	The expected dividend yield is based on our current dividend yield and the best estimate of projected dividend yield for future periods within the expected life of the option

(11)	Income Taxes

The Company accounts for taxes under SFAS No. 109, “Accounting for Income Taxes.” Under SFAS 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse.

The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

	Year Ended June 30,
	2006	2005	2004
Current:
Federal	$—	$(176)	$455
State and local	32	30	51
Foreign	—	—	—

	32	(146)	506

Deferred:
Federal	—	—	—
State and local	—	—	—
Foreign	—	—	—

Income tax expense (benefit)	$32	$(146)	$506

A reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory rate to the income (loss) before income taxes to the actual amount of income tax expense (benefit) recognized follows (in thousands):

	Year Ended June 30,
	2006	2005	2004
Expected expense (benefit)	$(4,204)	$1,785	$878
Change in valuation allowance	3,593	(4,838)	(3,278)
Over-accrual of federal tax in prior year	—	(290)	—
State income taxes	21	30	51
Other, primarily expiration of tax credits	622	3,167	2,855

Total	$32	$(146)	$506

The Company’s deferred tax asset as of June 30, 2006 and 2005 consists of the following (in thousands):

	2006	2005
Deferred tax assets:
Net operating loss carry forwards	$7,985	$6,594
General business credit carry forwards	964	1,356
Alternative minimum tax credit carry forwards	640	681
Accrued expenses	425	534
Capitalized start-up and organization costs	142	345
Deferred gain	542	615
Other	5	15

Total gross deferred tax assets	10,703	10,140

Less - valuation allowance	(9,023)	(5,430)

Net deferred tax assets	1,680	4,710

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	1,596	4,650
Other	84	60

Total gross deferred tax liabilities	1,680	4,710

Net deferred tax assets (liabilities)	$—	$—

At June 30, 2006 we had accumulated net operating loss carry forwards of approximately $23.5 million for Federal income tax purposes, which are available to offset future regular taxable income. These net operating loss carry forwards expire between the years 2019 and 2024. Utilization of these net operating losses may be subject to limitations in the event of significant changes in stock ownership of the Company.

Additionally, we have approximately $1.0 million of research and experimentation tax credit carry forwards and $0.6 million of alternative minimum tax credit carry forwards, respectively, available to offset future regular tax liabilities. The research and experimentation credits expire between the years 2007 and 2008.

In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2006 the Company provided a full valuation allowance of approximately $9.0 million against its net deferred tax assets.

(12)	Net Income (Loss) Per Share

The following are reconciliations of the denominators of the basic and diluted net income (loss) per share computations for the years ended June 30, 2006, 2005, and 2004. There were no adjustments for the numerators.

	June 30,
	2006	2005	2004
Weighted average outstanding common shares – basic	12,743,533	12,613,491	12,450,320
Common Stock equivalents	—	1,576,790	1,691,629

Weighted average outstanding common shares - diluted	12,743,533	14,190,281	14,141,949

For fiscal years 2006, 2005, and 2004, 1,601,786, 1,306,486 and 1,382,743, respectively, of options to purchase shares of Common Stock were excluded for the computations of diluted net income because the impact of such options are anti-dilutive.

(13)	Employee Benefit Plan

We have a defined contribution retirement plan, which covers substantially all employees and officers. For the years ended June 30, 2006, 2005, and 2004, we have contributed the required match of $0.6 million, $0.5 million, and $0.6 million, respectively, to the plan. We have the right, but not an obligation, to make additional contributions to the plan in future years at the discretion of the Company’s Board of Directors. We have not made any such contributions for the years ended June 30, 2006, 2005, and 2004.

(14)	Commitments

Integration and Operations Contracts

On August 13, 1997 we initiated a letter agreement with Boeing, a major subcontractor for standard integration and operation services to the Company, for future missions that were not already provided for under our contract for missions to the Mir Space Station. In August 1998 this letter agreement became a cost plus incentive fee contract whereby Boeing provided integration and operations services required to successfully complete four research missions (one single module mission and three double module missions) and seven logistics double module missions. Additionally, there were several tasks that were separately priced to yield a contract value of up to $128.9 million. The contract, with a final total contract value of $131.8, was terminated in April 2004.

Consulting Agreements

On June 1, 2004 we entered into a two-year consulting agreement with V.J.F. Russian Consulting LTD for:

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

This agreement expired in fiscal year 2006.

On June 27, 2005 we entered into an agreement with Daniel A. Bland, whereas Mr. Bland provided consulting services to the Company. The initial term of the agreement began July 2, 2005 and ended July 1, 2006 with additional optional periods of six months each until terminated by either party by notifying the other party of such termination at least thirty days prior to the end of the initial term or any subsequent term. The Company paid Mr. Bland a retainer fee at the rate of $6,000 per month. In addition, in any month that Mr. Bland worked over fifty hours in a month, he was paid at a rate of $125 per hour worked. Mr. Bland retired as Senior Vice President of our SPACEHAB Flight Services business unit as of June 30, 2005.

On August 11, 2005 we entered into an agreement with John B. Satrom pursuant to which Mr. Satrom will provide consulting services to the Company. The initial term of the agreement began August 15, 2005 and ended December 31, 2005. The Company paid Mr. Satrom a retainer fee at the rate of $5,000 per month. For any additional time spent over forty hours in a month, Mr. Satrom was paid $125 per hour. Mr. Satrom resigned as Senior Vice President and General Manager of our Astrotech Space Operations business unit effective August 12, 2005.

On January 13, 2006 we amended the agreement with John B. Satrom pursuant to which Mr. Satrom will continue to provide services to the Company on an as needed basis. The initial term of the agreement began January 1, 2006 and ended June 30, 2006 with additional option periods of six months each until terminated by either party. Mr. Satrom will be paid $125 per hour for each hour worked.

Leases

The Company is obligated under noncancelable operating leases for equipment, office space, storage space, the land for a payload processing facility, and certain flight assets. Future minimum payments under these noncancelable operating leases are as follows (in thousands):

Year ending June 30,	Operating Leases
2007	$5,282
2008	5,185
2009	5,077
2010	962
2011	739
Thereafter	7,175

Subtotal	24,420
Less: payments due for sublease	(1,129)

Total	$23,291

Rent expense for the years ended June 30, 2006, 2005, and 2004 was approximately $4.8 million, $4.8 million, and $5.7 million, respectively, including lease expense for the ICC and VCC asset leases of $3.9 million in fiscal year 2006 and 2005, and $3.8 million in fiscal year 2004. For fiscal years 2007, 2008, and 2009, we expect to receive net payments of approximately $0.7 million, $0.4 million, and $0.1 million respectively, for subleases.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (note 2). Information about the Company’s segments is as follows (in thousands):

Year ended June 30, 2006:
	Revenue	Income (loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SFS	$33,275	$(1,678)	$16,784	$3,219
SGS	5,518	475	—	—
Astrotech	11,061	2,541	44,228	2,149
SMI	892	(48)	—	—
Other	—	(13,655)	625	694

	$50,746	$(12,365)	$61,637	$6,062

Year ended June 30, 2005:
	Revenue	Income (loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SFS	$42,144	$15,376	$27,329	$2,768
SGS	6,093	896	50	24
Astrotech	10,367	2,079	45,710	2,087
SMI	797	(75)	—	—
Other	—	(13,173)	558	334

	$59,401	$5,103	$73,647	$5,213

Year Ended June 30, 2004:
	Revenue	Income (loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SFS	$38,384	$8,872	$32,188	$2,750
SGS	10,229	(5,387)	104	65
Astrotech	28,258	17,486	46,976	2,045
SMI	735	(74)	—	—
Other	—	(18,316)	332	571

	$77,606	$2,581	$79,600	$5,431

Foreign revenue for the years ended June 30, 2006, 2005, and 2004 was approximately $0.2 million, zero, and $2.8 million, respectively. The foreign revenue was mainly generated in China and Japan. Domestic revenue for the years ended June 30, 2006, 2005, and 2004 was approximately $50.6 million, $59.4 million, and $74.8 million, respectively.

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

In December 1999 we exchanged our interest in the joint venture and the $2.0 million note for a 15% common equity interest in GI. At the time of our exercise of the option, we recognized a $0.2 million impairment against our investment in GI based on our estimate of the fair value of GI. During the quarter ended December 31, 2003, we recognized a $1.8 million impairment for our remaining investment in GI due to Guignè experiencing an adverse financial event that, in the opinion of management, impairs the value of SPACEHAB’s investment.

(17)	Loss of Research Double Module

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

In October 2004 we received payment from NASA in the amount of $8.2 million which included $0.2 million of interest. NASA’s claims were that their liability was limited to $8.0 million under the Research and Logistics Mission Support contract (NAS9-97199), as specifically identified in clause H.11 – titled “Contingent Property Liability.”

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

In May 2005 we recorded a $0.5 million charge as a nonrecurring item, net recovery related to the loss of the RDM in the Profit and Loss Statement and a “Current Liability” in the June 30, 2005 financial statements, as this amount represents our minimum liability to Lloyd’s in our efforts to settle the recovery of proceeds through our claims with NASA. On May 12, 2005 we and Lloyd’s agreed to jointly pursue recovery against NASA, with us in full control of the appeals process. Lloyd’s will participate in any recovery, both pursuant to our administrative claim and our tort claim against NASA, net of legal costs, in accordance with a pre-agreed schedule under which our liability to Lloyd’s ranges from a minimum of $0.5 million if we do not recover any additional amounts to approximately $17.7 million if we recover over $70.0 million from NASA. Also, in accordance with the agreement, Lloyd’s dismissed its complaint against us with prejudice. We recorded a charge in our fourth quarter of fiscal year 2005 financial statements of $0.5 million pending a final resolution of our actions against NASA. At this time there has been no outflow of cash to be reflected in the Statement of Cash Flows, however, when payment is made it will be classified as a change in cash flows from investing activities.

(18)	Asset Impairments

The Company conducted an impairment test of certain assets within its SFS business segment in fiscal year 2004 in accordance with SFAS No. 144. We recorded a non-cash impairment charge of $0.4 million to write down these assets in the fourth quarter of fiscal year 2004. The impairment was due to our closing the Huntsville, Alabama location where our subcontractor, Boeing, was housed.

(19)	Closing of the Washington, D.C. Office

On October 1, 2003 the Company announced that it would be closing its corporate office in Washington, D.C. by December 31, 2003 and would consolidate those operations into its headquarters in Webster, Texas. We took these actions as part of our continuing efforts to further reduce operating expenses and improve profitability. We have entered into a sublease of the Washington, D.C. facility, which was under lease through May 31, 2006, for the remainder of the lease term. The Company has recorded a charge in the amount of $0.3 million for severance and facilities costs as required under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as of December 31, 2003. All amounts were subsequently paid by June 30, 2004 and there were no significant adjustments to the original accrual.

(20)	Related Party Transactions

The Company engaged in certain transactions with directors, executive officers, shareholders, and certain former officers during fiscal years 2006, 2005, and 2004. Following is a description of these transactions:

Astrium (formerly EADS Space Transportation)

Astrium provides unpressurized payload and integration efforts to SPACEHAB on a fixed price basis in addition to providing engineering services as required. For the years ended June 30, 2006, 2005, and 2004, Astrium’s payload and integration services included in cost of revenue was approximately $11.4 million, $15.3 million, and $6.8 million, respectively. In 2006 we had $473,000 in purchases associated with improvements to the Astrium hardware that is under a long-term lease.

Orbital Sciences Corporation

The Company provides spacecraft processing services and other space-related services to Orbital Science Corporation, an entity providing commercial satellite launch and related aerospace services. Mr. James R. Thompson, a director of the Company, is President and Chief Operating Officer of Orbital. During the year ended 2004, Orbital provided revenues to the Company of approximately $0.7 million.

V.J.F. Russian Consulting

On January 30, 2004 we entered into a subcontract agreement with V.J.F. Russian Consulting. The president of V.J.F. Russian Consulting, Vladimir Fishel, is a former Vice President of SPACEHAB was receiving severance payments from the Company and working on a part-time employment arrangement for other consulting activities. The services provided under the subcontract agreement (valued at $2.7 million) is in support of a contract that SPACEHAB has with the Mitsubishi Corporation in support of the JAXA. The subcontract agreement was completed in fiscal year 2006.

Total commitments under the consulting agreement are $0.0 million. Total payments for fiscal years 2006 and 2005 were $0.4 million.

(21)	Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data (in thousands, except per share data):

	Three months ended
	September 30	December 31	March 31	June 30
Year ended June 30, 2006
Revenue	$11,985	$11,793	$12,400	$14,568
Income (loss) from operations	(585)	(7,067)	(593)	1,054
Net income (loss)	(1,916)	(8,856)	(1,673)	48
Net income (loss) per share – basic	(0.15)	(0.70)	(0.13)	0.00
Net income (loss) per share – diluted	(0.15)	(0.70)	(0.13)	0.00

	Three months ended
	September 30	December 31	March 31	June 30
Year ended June 30, 2005
Revenue	$13,033	$13,138	$14,272	$18,958
Income from operations	8,518	140	845	1,024
Net income (loss)	6,959	(1,249)	(541)	80
Net income (loss) per share – basic	0.55	(0.10)	(0.04)	0.01
Net income (loss) per share – diluted	(0.49)	(0.10)	(0.04)	0.01

(22)	Sale Lease-back Transactions

On May 26, 2005 SPACEHAB purchased and entered into a sale lease-back of the Company’s 90,000 square-foot administrative facility in Webster, Texas. We purchased the building and the adjacent three acres of land from American National Insurance Corporation for the value of $2.0 million. We then sold the building excluding the three acres of adjacent undeveloped land to R&H Investments and Irving Levine Investments for $3.25 million. The sale resulted in net cash to us of approximately $0.9 million. We will lease back 100% of the facility for an initial period of ten years, with two five-year options. The annual rent for the first year of this lease is $0.3 million and gradually increases through the tenth year of the lease to approximately $0.4 million. We retained the adjacent 3.0 acres parcel for future development or sale.

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

These two sale lease-backs were recorded according to SFAS No. 13, “Accounting for Leases.” This statement requires gains recognized on sale lease-backs to be recorded over the term of the leases. Therefore, the gain of $0.5 million on the sale lease-back of the Florida facility will be recognized over the five year lease term. The gain of $1.4 million on the sale lease-back of the Headquarters building in Webster, Texas will be recognized over the ten year lease term.

(23)	Bond Exchange – Senior Convertible Notes

On November 22, 2005 we exchanged $52,944,000 of 8.0% Convertible Subordinated Notes for a like amount of 5.5% Senior Convertible Notes due 2010 and convertible into shares of the Company’s Common Stock at a per share price of $1.50 which include a mandatory conversion feature once the stock price reaches $1.95 per share for twenty consecutive days. The 5.5% Senior Convertible Notes will accrue interest from the issue date at a rate of 5.5% per year. We will pay interest on the exchange notes semi-annually on each April 15 and October 15. The Senior Convertible Notes are convertible into 35,296,000 shares of Common Stock.

The remaining Convertible Subordinated Notes payable of $10,306,000 are convertible into 756,404 shares of Common Stock at $13.625 per share. As a result of converting these notes in November 2005, we wrote-off $0.6 million of debt placement fees associated with the original issuance of these notes. The Subordinated Convertible Notes accrue interest at 8% annually, paid semiannually, and mature in October 2007.

(24)	Asset Write Down

During the quarter ended December 31, 2005 NASA revised the flight manifest for the International Space Station build out for which funding was approved and signed into law on December 30, 2005. As a result, we have written down the SFS flight unit 3 module asset as it has been determined that the asset is unlikely to generate significant future cash flows and revenue. We believe it is more likely for NASA to simply utilize the flight unit 2 module plus ICC combination for future missions under the revised manifest and related funding approved by Congress in December 2005. Therefore, we wrote-down flight unit 3 module to a salvage value of $0.1 million resulting in a cost of revenue expense of $6.3 million for the quarter ended December 31, 2005. The $6.3 million is included in cost of revenue for the SFS segment because costs associated with the use of this asset, including depreciation expense, have historically been recorded here.

(25)	Accounting Change in Estimate – Depreciation

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report, and, based on the evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

Item 9B. Other Information.

None to report for the period ended June 30, 2006.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Set forth below are the names and positions of our executive officers and key employees as of September 2, 2006, together with their ages and years of service with us.

Name	Age	Position(s)	With Company Since
Michael E. Kearney	62	President, Chief Executive Officer and Director	1994
Michael E. Bain	50	Senior Vice President and Chief Operating Officer	1996
Brian K. Harrington	60	Senior Vice President, Chief Financial Officer, Secretary and Treasurer	2004
E. Michael Chewning	59	Senior Vice President, SPACEHAB Flight Services	1997
James D. Royston	42	Senior Vice President and General Manager Astrotech	2000

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

James D. Royston

Since 2002 Mr. Royston has led Florida ground operations of SPACEHAB’s Astrotech subsidiary, overseeing spacecraft processing and support services for civil, military, and commercial customers. He oversees all mission preparation activities at the Company’s satellite processing facilities in Florida and California. With over 15-years experience, he is previously from RWD Technologies as the company’s e-Learning Director. Prior assignments included Senior Vice President of Merrimac Interactive Media, a distance learning company that provides online courseware and certification, Director of the Information Management Project Office for United Space Alliance, and KSC Operations Director for Orbital Sciences Corporation, in charge of all contract and business development activities. He was also the Information Systems Manager for NASA’s Hubble Space Telescope Program. Mr. Royston has owned and operated two companies involved in systems engineering and software development and holds seven patents.

The information required by this item will be contained in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 11. Executive Compensation.

The information required by Item 403 of Regulation S-K concerning the security ownership of certain beneficial owners and management will be contained in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 13. Certain Relationships and Related Transactions.

The information required by this item will be contained in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of the report:

1.	Financial Statements.

The following consolidated financial statements of SPACEHAB, Incorporated and its wholly-owned and majority-owned subsidiaries and related notes, are set forth herein as indicated below.

2.	Financial Statement Schedules.

3.	Exhibits.

Exhibit No.		Description of Exhibit
(2)		Articles of Incorporation and Bylaws

	2.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

	2.2	Bylaws of the Registrant (incorporated by reference to the Registrant’s registration statement on Form S-1, File No. 33- 97812, and all amendments thereto, filed with the Securities and Exchange Commission on October 5, 1995)

(4)		Instruments Defining the Rights of Security Holders, including Indentures

	4.1	Designation of Rights, Terms and Preferences of Series B Senior Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

	4.2	Preferred Stock Purchase Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 2, 1999 (incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999)

	4.3	Registration Rights Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 5, 1999 (incorporated by reference to Exhibit 4.3 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999)

	4.4	Indenture dated as of October 15, 1997 between the Registrant and First Union National Bank, as Trustee, relating to the Registrant’s 8% Convertible Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-43221) filed with the Securities and Exchange Commission on December 24, 1997)

(10)		Material Contracts

	10.1	Amended and Restated Representation Agreement, dated August 15, 1995, by and between the Registrant and Mitsubishi Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

	10.2	Amended and Restated Representation Agreement—Revision I, dated January 13, 2004, by and between the Registrant and Mitsubishi Corporation (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

	10.3	Letter Agreement dated August 15, 1995, by and between the Registrant and Mitsubishi Corporation (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-97812) filed with the Securities and Exchange Commission on October 5, 1995)

	10.4	SPACEHAB, Incorporated 1995 Directors’ Stock Option Plan as amended and restated effective October 21, 1997 (incorporated by reference to Exhibit B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 12, 1997)

	10.5	Office Building Lease Agreement, dated October 6, 1993, between Astrotech and the Secretary of the Air Force (Lease number SPCVAN – 2-94-001) (incorporated by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed with the Securities and Exchange Commission on September 12, 1997)

10.6	SPACEHAB, Incorporated 1994 Stock Incentive Plan as amended and restated effective October 14, 1999 (incorporated by reference to Exhibit 10.90 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission on September 17, 1999)

10.7	Agreement, dated September 30, 2004, between the Registrant and Dr. Shelley A. Harrison (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.8	Lease for property at 300 D Street, SW, Suite #814, Washington, DC, dated as of December 16, 1998, by and between the Registrant and The Washington Design Center, LLC (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.9	Sublease Agreement, dated as of July, 2002, between the Registrant and The Boeing Company (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.10	SPACEHAB, Incorporated 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit C of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 12, 1997)

10.11	Agreement between Astrotech Space Operations, Inc. and McDonnell Douglas Corporation, dated January 7, 2000 (incorporated by reference to Exhibit 10.103 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 12, 2000)

10.12	Agreement between Astrotech Space Operations, Inc. and Lockheed Martin Commercial Launch Services, Inc., dated January 24, 2000 (incorporated by reference to Exhibit 10.104 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 12, 2000)

10.13	Credit agreement dated as of August 30, 2001 by and between Astrotech Florida Holdings, Inc. and SouthTrust Bank (incorporated by reference to Exhibit 10.114 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed with the Securities and Exchange Commission on November 8, 2001)

10.14	Employment and Non-Interference Agreement, dated as of April 1, 2003, between the Registrant and Michael E. Kearney (incorporated by reference to Exhibit 10.119 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003)

10.15	First amendment to the Credit Agreement dated as of August 30, 2001 by and between Astrotech Florida Holdings, Inc. and SouthTrust Bank (incorporated by reference to Exhibit 10.122 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 filed with the Securities and Exchange Commission on February 13, 2004)

10.16	Employment and Non-Interference Agreement, dated as of January 9, 2004, between the Registrant and Brian K. Harrington (incorporated by reference to Exhibit 10.123 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 12, 2004)

10.17	50 Year Lease, dated as of February 1, 1991, between the Registrant and Canaveral Port Authority (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.18	Commercial Contract, dated as of March 3, 2005, between the Registrant and Tamir Silvers, LLC (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.19	Lease Agreement, dated as of February 18, 2005, between the Registrant and R & H Investments, a California partnership (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.20	Fixed Price Subcontract 889208 for Wideband Gapfiller Satellite Program Launch Site Payload Processing Facilities and Services, dated as of January 18, 2005, between Boeing Satellite Systems, Inc. and Astrotech Space Operations, Inc. (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.21	Purchase Order 3H03105, dated as of July 14, 2003, between the Registrant and The Boeing Company (incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.22	Loan Agreement, dated as of February 11, 2005, between the Registrant and First American Bank, SSB (incorporated by reference to Exhibit 10.125 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 filed with the Securities and Exchange Commission on February 14, 2005)

10.23	Letter Contract No. GF80726B11, dated as of February 18, 2004, between the Registrant and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.23 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.24	ISS Program Integration and Control Contract, between SPACEHAB Government Services, Inc. and ARES Corporation (incorporated by reference to Exhibit 10.24 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.25	Contract No. SHI-SFS-03001 for Thermal Conditioning Service for Granada Crystallization Facilities, dated as of December 18, 2003, between the Registrant and V.J.F. Russian Consulting, Ltd. (incorporated by reference to Exhibit 10.25 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.26	Consulting Agreement No. 2004-006- SHI-SFS, dated as of June 1, 2004, between the Registrant and V.J.F. Russian Consulting, Ltd. (incorporated by reference to Exhibit 10.26 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.27	Asset Purchase Agreement, dated as of December 19, 2000, between the Registrant and Astrium GmbH. (incorporated by reference to Exhibit 10.27 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.28	Amendment No. 1 to Asset Purchase Agreement, dated as of December 19, 2000, between the Registrant and Astrium GmbH, dated July 3, 2001 (incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.29	Lease Agreement, dated as of February 28, 2001, between the Registrant and Astrium GmbH (incorporated by reference to Exhibit 10.29 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.30	Binding Term Sheet, dated as of December 19, 2001, between the Registrant and Astrium GmbH, amending the Lease Agreement, dated as of February 28, 2001, between the Registrant and Astrium GmbH (incorporated by reference to Exhibit 10.30 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.31	Lease Agreement, dated as of July 3, 2001, between the Registrant and Astrium GmbH (incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.32	Agreement No. 48801 for Provision of Payload Processing Facilities and Support in Conjunction with Commercial Atlas Launches, between Astrotech Space Operations, Inc. and Lockheed Martin Commercial Launch Services, Inc. (incorporated by reference to Exhibit 10.32 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.33	Contract No. NNK04LA75C, dated as of July 2, 2004, between Astrotech Space Operations, Inc. and John F. Kennedy Space Center, NASA (incorporated by reference to Exhibit 10.33 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.34	Agreement and Statement of Work, dated as of April 25, 1996 and as amended by Amendment No. 3 as of December 6, 2002, between Astrotech Space Operations, Inc. and Sea Launch Company, L.L.C. (incorporated by reference to Exhibit 10.34 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.35	Employment and Non-Interference Agreement, dated as of May 12, 2005, between the Registrant and Michael E. Bain (incorporated by reference to Exhibit 10.35 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.36	Employment and Non-Interference Agreement, dated as of May 12, 2005, between the Registrant and E. Michael Chewning (incorporated by reference to Exhibit 10.36 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.37	Settlement Agreement and Mutual Release of All Claims, dated as of May 25, 2005, among the Registrant and Lloyd’s of London, Goshawk Syndicate No. 102, Euclidian Syndicate No. 1243, Ascot Underwriting Ltd. Syndicate No. 1414, and R.J. Kiln Syndicate No. 510 (incorporated by reference to Exhibit 10.37 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.38	Sublease Agreement, dated as of May 14, 2004, between the Registrant and Paragon Personnel, Inc. (incorporated by reference to Exhibit 10.38 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.39	Lease No. SPCVAN-2-94-0001, between the Secretary of the Air Force and Astrotech Space Operations, L.P. (incorporated by reference to Exhibit 10.39 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.40	Strategic Collaboration Agreement, dated as of August 5, 1999, between the Registrant and DaimlerChrysler Aerospace AG (incorporated by reference to Exhibit 10.40 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

	10.41	Guaranty Agreement, dated as of August 30, 2001, between the Registrant and SouthTrust Bank (incorporated by reference to Exhibit 10.41 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

	10.42	Guaranty Agreement, dated as of August 30, 2001, between Astrotech Space Operations, Inc. and SouthTrust Bank (incorporated by reference to Exhibit 10.42 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

	10.43	Stock Pledge and Security Agreement, dated as of August 30, 2001, between the Registrant and SouthTrust Bank (incorporated by reference to Exhibit 10.43 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

	10.44	Stock Pledge and Security Agreement, dated as of August 30, 2001, between Astrotech Space Operations, Inc. and SouthTrust Bank (incorporated by reference to Exhibit 10.44 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

	10.45	Assignment of CLIN 1 Rights, dated as of August 30, 2001, between Astrotech Space Operations, Inc. and SouthTrust Bank (incorporated by reference to Exhibit 10.45 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

	10.46	Termination Agreement, dated as of June 1, 2004, between the Registrant and Vladimir J. Fishel (incorporated by reference to Exhibit 10.46 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

	10.47	Memorandum of Understanding, dated as of June 8, 2005, between the Registrant and SMH Capital Advisors, Inc. (incorporated by reference to Exhibit 10.47 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

	10.48	Space Media, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.48 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

	10.49	First Amendment to Loan Agreement, (incorporated by reference to Exhibit 10.49 of the Registrant’s Current Report on 8-K filed with the Securities Exchange Commission on November 10, 2005), effective September 30, 2005 between SPACEHAB, Incorporated (the “Borrower”) and Citibank Texas, N.A., formerly known as First American Bank, SSB (the “Lender”), as executed on November 10, 2005

	10.50	Second Amendment to Loan Agreement, (incorporated by reference to Exhibit 10.50 of the Registrant’s Current Report on 8-K filed with the Securities Exchange Commission on March 3, 2006), dated February 11, 2006 between SPACEHAB, Incorporated (the “Borrower”) and Citibank Texas, N.A., formerly known as First American Bank, SSB (the “Lender”), as executed on February 28, 2006

(16)		Letter Regarding Change in Certifying Accountant

	16.1	Letter from Ernst & Young LLP regarding change in certifying accountant, dated May 18, 2004 (incorporated by reference to Exhibit 16 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2004)

(21)		SPACEHAB, Incorporated and Subsidiaries – Subsidiaries of the Registrant

(23)		Consents of Experts and Counsel

	23.1	Consent of Grant Thornton LLP

(31)		Rule 13a-14(a) Certifications

	31.1	Certification of Michael E. Kearney, the Company’s President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, file herewith

	31.2	Certification of Brian K. Harrington, the Company’s Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, file herewith

(32)		Section 1350 Certifications

	32.1	Certification of Michael E. Kearney, the Company’s President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, file herewith

	32.2	Certification of Brian K. Harrington, the Company’s Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, file herewith

(99)		Additional Exhibits

	99.1	Schedule II – Valuation and Qualifying Accounts, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPACEHAB, Incorporated

	By:	/s/ Michael E. Kearney
Michael E. Kearney
President and Chief Executive Officer
and Director
Date: September 26, 2006

	By:	/s/ Brian K. Harrington
Brian K. Harrington
Senior Vice President and
Chief Financial Officer

Date: September 26, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

/s/ Dr. Edward E. David, Jr. Dr. Edward E. David, Jr.	Director	September 26, 2006

/s/ Dr. Stefan-Fritz Graul Dr. Stefan-Fritz Graul	Director	September 26, 2006

/s/ Brian K. Harrington Brian K. Harrington	Senior Vice President and Chief Financial Officer	September 26, 2006

/s/ Dr. Shelley A. Harrison Dr. Shelley A. Harrison	Director	September 26, 2006

/s/ Michael E. Kearney Michael E. Kearney	President and Chief Executive Officer and Director	September 26, 2006

/s/ Roscoe M. Moore, III Roscoe M. Moore, III	Director	September 26, 2006

/s/ Nicholas G. Morgan Nicholas G. Morgan	Chief Accounting Officer Vice President and Controller	September 26, 2006

/s/ Thomas B. Pickens, III Thomas B. Pickens, III	Director	September 26, 2006

/s/ James R. Thompson James R. Thompson	Director	September 26, 2006

/s/ Barry A. Williamson Barry A. Williamson	Director	September 26, 2006