Form 10-Q
period 2006-09-30
SPACEHAB INC \WA\
filed 2006-11-13
CIK 1001907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission File Number: 0-27206

SPACEHAB, Incorporated

(Exact name of registrant as specified in this charter)

Washington	91-1273737
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

12130 Highway 3, Building 1
Webster, Texas 77598-1504
(Address of principal executive offices and zip code)

(713) 558-5000
(Registrant’s telephone number, including area code)

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

Yes ☐ No ☒

As of November 8, 2006 there were 12,919,582 shares of the registrant’s common stock outstanding.

SPACEHAB, INCORPORATED AND SUBSIDIARIES
SEPTEMBER 30, 2006 QUARTERLY REPORT ON FORM 10-Q

DEFINITIONS

As used in this Form 10-Q, the abbreviations and acronyms contained herein have the meanings set forth below. Additionally, the terms “SPACEHAB”, “the Company”, “we”, “us” and “our” refer to SPACEHAB, Incorporated and its subsidiaries, unless the context clearly indicates otherwise.

1994 Plan	1994 Stock Incentive Plan
Astrium	Astrium GmbH
Astrotech	Astrotech Space Operations
Boeing	The Boeing Company
CE&R	Concept Exploration and Refinement
CMC	Cargo Mission Contract
Common stock	SPACEHAB common stock
EPS	Earnings Per Share
ESP2	External Stowage Platform 2
ICC	Integrated Cargo Carrier
IDIQ	Indefinite-Delivery, Indefinite-Quantity
ISS	International Space Station
Lloyd’s	Lloyd’s of London
Lockheed Martin	Lockheed Martin Corporation
NASA	National Aeronautics and Space Administration
PI&C	Program Integration and Control
RDM	Research Double Module
RSC Energia	Rocket Space Corporation-Energia
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFS	SPACEHAB Flight Services
SGS	SPACEHAB Government Services
SMI	Space Media, Inc.
SMI Plan	Space Media, Inc. Stock Option Plan
SPF	Spacecraft Processing Facility

PART I:  FINANCIAL INFORMATION

ITEM 1.  Unaudited Condensed Consolidated Financial Statements

SPACEHAB, INCORPORATED AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2006	June 30, 2006
	(unaudited)
ASSETS
Cash and cash equivalents	$9,793	$6,317
Accounts receivable, net	12,913	11,379
Inventory	2,369	2,369
Prepaid expenses and other current assets	803	610
Total current assets	25,878	20,675
Property and equipment, net of accumulated depreciation and amortization of $52,082 and $50,620, respectively	60,246	61,637
Deferred financing costs, net	1,995	2,124
Other assets, net	1,040	1,014
Total assets	$89,159	$85,450
LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage loan payable	$1,103	$1,636
Accounts payable	1,329	1,598
Accounts payable-Astrium	1,957	3,386
Accrued interest	1,733	804
Accrued expenses	2,170	2,394
Accrued subcontracting services	8,155	6,562
Deferred gains on sale of buildings	221	221
Customer deposits	3,093	—
Deferred revenue	1,779	1,321
Total current liabilities	21,540	17,922
Accrued contract cost and other	159	96
Deferred gains on sale of buildings	1,318	1,373
Convertible 8% subordinated notes payable	10,306	10,306
Senior convertible 5.5% notes payable	52,944	52,944
Total liabilities	86,267	82,641
Commitments and contingencies
Stockholders’ equity
Preferred Stock, no par value, convertible, authorized 2,500,000 shares, issued and 1,333,334 shares, (liquidation preference of $12,000)	11,892	11,892
Common stock, no par value, 70,000,000 shares authorized, 13,035,682 and 12,976,264 shares issued, respectively	84,067	84,030
Treasury stock, 116,100 shares, at cost	(117)	(117)
Additional paid-in capital	362	284
Accumulated deficit	(93,312)	(93,280)
Total stockholders’ equity	2,892	2,809
Total liabilities and stockholders’ equity	$89,159	$85,450

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except share data)

	Three Months Ended September 30,
	2006	2005
Revenue	$14,898	$11,985
Costs of revenue	11,133	10,212
Gross profit	3,765	1,773
Operating expenses:
Selling, general and administrative	2,687	2,280
Research and development	192	78
Total operating expenses	2,879	2,358
Income (loss) from operations	886	(585)
Interest expense	(1,080)	(1,408)
Interest and other income, net	162	109
Loss before income taxes	(32)	(1,884)
Income tax expense	—	(32)
Net loss	$(32)	$(1,916)
Loss per share:
Net loss per share — basic	$0.00	$(0.15)
Shares used in computing net loss per share — basic	12,860,810	12,671,576

Net loss per share — diluted	$0.00	$(0.15)
Shares used in computing net loss per share — diluted	12,860,810	12,671,576

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net loss	$(32)	$(1,916)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	78	86
Depreciation and amortization, including debt issuance cost of $0.1 million and $0.1 million	1,591	1,345
Recognition of deferred gain	(55)	(50)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,534)	1,008
Increase in prepaid expenses and other current assets	(193)	(8)
Increase in other assets	(27)	(131)
Increase in deferred revenue	458	205
Decrease in accounts payable, accounts payable-Astrium, accrued interest, and accrued expenses	(993)	(69)
Increase in customer deposits	3,093	—
Increase (decrease) in accrued subcontracting services and other	1,593	(217)
Increase (decrease) in long-term accrued contract costs and other liabilities	63	(42)
Net cash provided by operating activities	4,042	211
Cash flows from investing activities
Purchases of property, equipment and leasehold improvements, net of reimbursements	(70)	(642)
Increase in restricted cash	—	(1,572)
Net cash used in investing activities	(70)	(2,214)
Cash flows from financing activities
Payment of mortgage loan	(533)	(504)
Increase in deferred financing costs	—	(514)
Proceeds from issuance of common stock, net of expenses	37	49
Net cash used in financing activities	(496)	(969)
Net change in cash and cash equivalents	3,476	(2,972)
Cash and cash equivalents at beginning of period	6,317	7,327
Cash and cash equivalents at end of period	$9,793	$4,355

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.  The Company

SPACEHAB is a developer and operator of space flight hardware assets, a provider of manned and unmanned payload processing services, and an entrepreneurial force in space commerce applications.

A substantial portion of our revenue has been generated under contracts with the National Aeronautics and Space Administration (“NASA”) and our contracts are subject to periodic funding allocations by the agency. NASA’s funding is dependent on receiving annual appropriations from the U.S. Government. During the years ended June 30, 2006, 2005, and 2004 approximately 80%, 81%, and 54% of our revenues were generated under U.S. Government contracts, respectively.

The SPACEHAB Flight Services (“SFS”) business unit is continuing operations for the U.S. space shuttle program, supporting two of the next three planned space shuttle missions through the use of our pressurized laboratory and logistics supply modules and cargo carriers, which significantly enhance the capabilities of the space shuttle fleet.

Our Astrotech Space Operations (“Astrotech”) subsidiary provides commercial spacecraft launch processing services and payload processing facilities in the U.S. These services are offered at the Astrotech facilities in Titusville, Florida and VAFB in California, and are provided on a fixed-price basis. Additionally, Astrotech supplies payload processing and facilities maintenance support services to Sea Launch Company, LLC for its Sea Launch program at the Home Port facilities in Long Beach, California.

Our SPACEHAB Government Services (“SGS”) subsidiary manages projects in need of comprehensive engineering solutions, and provides unique capabilities such as specialty engineering, hardware design and development, and configuration and data management. SGS also designs and fabricates space flight hardware. We continuously review and seek new business opportunities with NASA, either through current contract expansion or teaming with other aerospace companies on new contract bid initiatives.

A majority-owned subsidiary of SPACEHAB, Space Media, Inc. (“SMI”) operates a retail and internet store offering space-related merchandise to the space enthusiast.

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

As of September 30, 2006 our cash and cash equivalents was approximately $9.8 million and working capital was approximately $4.3 million. For the three months ended September 30, 2006 we generated $4.0 million of cash from operating activities. Management believes that we have sufficient liquidity, including cash and cash equivalents and cash anticipated to be generated from operations, to fund ongoing operations for the next twelve months. In October 2007, $10.3 million of the Company’s long-term debt will mature. Management expects that cash on hand and cash expected to be generated from operations will be available to redeem this debt on maturity. Management also expects to have unencumbered working capital and assets available that could provide additional liquidity. If the Company is not successful in achieving its business development objectives and is unable to execute its mitigation plans if anticipated business and contracts are not obtained, it may not have adequate resources to support strategies for new business initiatives and redeem maturing long-term debt.

2.  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and its subsidiaries as of September 30, 2006, and the results of its operations and cash flows for the periods ended September 30, 2006 and 2005. However, the unaudited condensed consolidated financial statements do not include all related footnote disclosures.

The consolidated results of operations for the three month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year. Our results of operations typically fluctuate significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

3.  Earnings per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations for the three month period ended September 30, 2006 and September 30, 2005 (in thousands, except share and per share data):

	Three months ended September 30, 2006			Three months ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income (loss) available to common stockholders	$(32)	12,860,810	$0.00	$(1,916)	12,671,576	$(0.15)
Diluted EPS:
Income (loss) available to common stockholders	$(32)	12,860,810	$0.00	$(1,916)	12,671,576	$(0.15)

Convertible subordinated notes payable outstanding as of September 30, 2006, convertible into 756,404 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the three months ended September 30, 2006 and 2005 as the conversion price of the convertible notes payable per share was greater than the average market price of the common shares during the periods.

Senior convertible notes payable outstanding as of September 30, 2006 due 2010 convertible into 35,296,000 shares of common stock at $1.50 per share, which include a mandatory conversion feature once the Company’s stock price reaches $1.95 per share, have not been included in the computation of diluted EPS for the three months ended September 30, 2006 and 2005 as the conversion price(s) of the convertible notes payable per share were greater than the average market price of the shares during the period.

Options to purchase 1,824,329 shares of common stock outstanding at September 30, 2006 were not included in diluted EPS for the three months ended September 30, 2006 as they were anti-dilutive to our net loss. The options expire between October 21, 2006 and August 9, 2016.

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

A Summary of Revenue Recognition Methods Follows:

Business Segment	Services/Products Provided	Contract Type	Method of Revenue Recognition
SPACEHAB Flight Services	Commercial Space Habitat Modules, Integration & Operations Support Services	Firm Fixed Price	Percentage-of-completion based on costs incurred

Astrotech Space Operations	Payload Processing Facilities	Firm Fixed Price — Mission Specific	Ratably, over the occupancy period of a satellite within the facility from arrival through launch

		Firm Fixed Price — Guaranteed Number of Missions	For multi-year contract payments recognized ratably over the contract period

SPACEHAB Government Services	Configuration Management, Engineering Services	Cost Plus Award/Fixed Fee	Earned as reimbursable costs incurred plus award/fixed fee

Space Media, Inc.	Space-Themed Commercial Products/Activities	Retail	Internet and retail sales recognized when goods are shipped

Revenues for the Lockheed Martin Corporation (“Lockheed Martin”) subcontract are being accounted for under the percentage-of-completion method based on costs incurred over the period of the agreement.

5.  Statements of Cash Flows - Supplemental Information

(a)          Cash paid for interest costs was $15,000 and $51,000 for the three months ended September 30, 2006 and 2005, respectively. We did not capitalize any interest costs during the three months ended September 30, 2006 or 2005.

(b)         We paid no income taxes for the three months ended September 30, 2006 and paid an insignificant amount of income taxes for the period ended September 30, 2005.

6.  Credit Facilities

We have entered into a revolving credit facility with a bank providing for loans up to $5.0 million secured by our accounts receivable. Funds available under the revolving credit facility are limited to 80% of eligible accounts receivable and we are subject to various financial and other covenants including a minimum tangible net worth covenant, a cash flow coverage covenant, and a secured debt coverage covenant. The facility provides that we must secure advances with cash balances if the required tangible net worth or cash flow ratio is not met. As of September 30, 2006 there have been no borrowings under this revolving credit facility. As of September 30, 2006 available borrowings on this credit facility was limited to us posting an equivalent amount of restricted cash. The revolving credit facility expires on February 11, 2007.

Our Astrotech subsidiary has a mortgage loan with a financial institution for our Spacecraft Processing Facility (“SPF”) expansion project in Titusville, Florida. The loan agreement matures in January 2007 and bears interest at 5.5%. For the three months ended September 30, 2006, approximately $0.5 million was repaid and the outstanding balance was $1.1 million.

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

Three Months Ended September 30, 2006 (in thousands):	Revenue	Income (Loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SFS	$10,070	$2,278	$15,959	$925
Astrotech	3,173	515	43,675	504
SGS	1,460	191	—	—
Corporate and Other	195	(3,016)	612	162
	$14,898	$(32)	$60,246	$1,591

Three Months Ended September 30, 2005 (in thousands):	Revenue	Income (Loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SFS	$8,497	$1,340	$26,871	$760
Astrotech	1,978	(131)	45,490	532
SGS	1,286	70	—	—
Corporate and Other	224	(3,163)	684	53
	$11,985	$(1,884)	$73,045	$1,345

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

1997 Employee Stock Purchase Plan

We adopted an employee stock purchase plan that permits eligible employees to purchase shares of common stock of the Company at prices no less than 85% of the current market price. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 10% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole and fractional shares of common stock determined by dividing the contribution account’s balance by the lesser of 85% of the price of a share of common stock on the first day of the quarter or the last day of a quarter. The number of shares of common stock that may be purchased under the plan is 1,500,000. Through September 30, 2006, employees have purchased 1,375,031 shares under this plan. Employees purchased an aggregate of 59,418 shares at an average price of $0.63 during the three-month period ended September 30, 2006. The shares purchased under this plan are considered compensatory for accounting and reporting purposes.

Space Media, Inc. Stock Option Plan

During the year ended June 30, 2000, Space Media, Inc., a majority-owned subsidiary, adopted an option plan (“SMI Plan”) for employees, officers, directors and consultants of SMI. Under the terms of the SMI Plan, 1,500,000 shares have been reserved for future grants for which the number and price of the options granted is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant.

Accounting for Stock Issued to Employees

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

•                  We use the simplified method outlined in the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107 to estimate expected lives for options granted.

•                  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

•                  The expected dividend yield is based on our current dividend yield and the best estimate of projected dividend yield for future periods within the expected life of the option.

	Quarter Ended September 30, 2006	Quarter Ended September 30, 2005
Dividend yield	0.00%	0.00%
Volatility	1.10	1.70
Risk-free interest rate	4.83%	4.25%
Expected life (in years)	6.25	6.25

A summary of our stock option activity as of September 30, 2006 and changes during the first three months of fiscal year 2007 are presented in the following table:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2006	1,577,201	$2.96	5.52	$—
Granted	310,000	$1.15	10.00	$—
Exercised	—	$—	—	$—
Forfeited/Expired	(62,872)	$6.30	—	$—
Outstanding at September 30, 2006	1,824,329	$2.54	6.13	$—
Exercisable	1,182,329	$3.17	6.13	$—

The weighted-average grant-date fair value of options granted during the first three months of fiscal year 2007 was $0.98 per share. The intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the first three months of fiscal year 2007 was $0.0. As of September 30, 2006 there was $548,284 of unamortized expense related to our stock option plans.

During the first three months of fiscal year 2007, there were no options exercised.

9.  Related Party Transactions

We engaged in certain transactions with directors, executive officers, shareholders, and certain former officers during the three months ended September 30, 2006. Following is a description of these transactions:

Astrium GmbH

Dr. Graul, a member of SPACEHAB’s Board of Directors, is the Executive Vice President for Astrium GmbH (“Astrium”). Astrium provides unpressurized payload and integration efforts to SPACEHAB on a fixed-price basis in addition to providing engineering services as required. For the three months ended September 30, 2006 and 2005, Astrium’s payload and integration services included in cost of revenue were approximately $3.9 million and $2.7 million, respectively.

Daniel A. Bland

On June 27, 2005 we entered into an agreement with Daniel A. Bland whereas Mr. Bland will provide consulting services to us. The initial term of the agreement began July 2, 2005 and ended July 1, 2006 with additional optional periods of six months each until terminated by either party by notifying the other party of such termination at least thirty days prior to the end of the initial term or any subsequent term. We paid Mr. Bland a retainer fee at the rate of $6,000 per month. SPACEHAB removed the retainer clause prior to the exercise of the optional periods identified in the agreement. Mr. Bland shall be paid at a rate of $125 per hour worked plus related travel expenses during the option period exercised. Mr. Bland retired as Senior Vice President of our SPACEHAB Flight Services business unit as of June 30, 2005. During the three months ended September 30, 2006 and 2005, we paid Mr. Bland $27,114 and $22,133 respectively.

10.  Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We will adopt provisions of this interpretation beginning with the Company’s first-quarter of fiscal year 2008. We do not expect the application of the standard to have a material impact on our financial position or results of operations.

Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior-Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” — The Securities and Exchange Commission released SAB 108 to provide interpretive guidance on how the effects of the carry over or reversal of prior year misstatements should be considered in quantifying a current year misstatement. There have been two approaches commonly used to quantify such errors. Under one approach, the error is quantified as the amount by which the current year income statement is misstated. The other approach quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. We do not expect the application of this interpretation to have a material impact on our financial position or results of operations.

In September 2006 the FASB issued FASB Statement No. 157, Fair Value Measurements. Statement No. 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

11.  Legal Proceedings

Contract Claim. In January 2004 we filed a formal proceeding with NASA seeking indemnification under our Research and Logistics Mission Support contract in the amount of $87.7 million for the value of our research double module (“RDM”) and related equipment that was destroyed during the Space Shuttle Columbia tragedy. NASA responded to this contract claim on October 5, 2004. NASA’s determination claims that its liability is limited to $8.0 million. We received payment from NASA of $8.2 million, which included $0.2 million of interest, from NASA, in October 2004. In January 2005 we filed an appeal of NASA’s decision to deny its claim for indemnification in excess of $8.0 million with the Armed Services Board of Contract Appeals. On July 12, 2006 the court denied NASA’s motion for summary judgment in the matter and directed the parties to proceed with discovery. NASA and the Company have proposed a discovery plan that would lead to a hearing by the court in July 2008.

Lloyd’s Complaint. In January 2004 Lloyd’s of London, our insurer for the RDM, filed a complaint in the United States District Court for the Western District of Washington seeking the return of the $17.7 million Lloyd’s had paid to us under the RDM insurance policy. On May 12, 2005 we and Lloyd’s agreed to jointly pursue recovery against NASA, with us in full control of the appeals process. Lloyd’s will participate in any recovery, both pursuant to our administrative claim and our tort claim against NASA, net of legal costs, in accordance with a pre-agreed schedule under which our liability to Lloyd’s ranges from a minimum of $0.5 million if we do not recover any additional amounts to approximately $17.7 million if we recover over $70.0 million from NASA. Also, in accordance with the agreement, Lloyd’s dismissed its complaint against us with prejudice. We recorded a charge in our fourth quarter fiscal year 2005 financial statements of $0.5 million pending a final resolution of our actions against NASA.

Tort Claim. On November 8, 2004 we filed a second claim with NASA seeking damages of $79.7 million under the federal tort claims act for the loss of our RDM resulting from NASA’s alleged negligence leading to the destruction of the space shuttle Columbia and the loss of our module. The claim represents our loss of $87.7 million less the $8.0 million recovered from NASA. NASA failed to respond to this claim. On February 3, 2006 we filed a complaint in the Federal District Court for the Southern District of Texas seeking damages of $79.7 million under the federal tort claims act. On June 30, 2006 the court granted a motion by the Department of Justice to stay the case until resolution of the Company’s appeal (the Contract Claim) before the Armed Services Board of Contract Appeals.

12.  Subsequent Events

On October 13, 2006 the Company consummated a transaction in which Space Media, Inc., a majority-owned subsidiary of SPACEHAB, Inc., sold the assets of The Space Store LLC, consisting of inventory, furniture, fixtures, and other items. Due to the amount and impact this transaction will have on our financial statements, we decided not to show this discounted operation as a separate component in our consolidated statements of operations for the three months ended September 30, 2006.

On October 3, 2006 the Company received a letter from The NASDAQ Stock Market notifying the Company of its failure to maintain compliance with the $1.00 per share of common stock minimum closing bid price requirement over the preceding 30 consecutive trading days as required by Marketplace Rule 4310(c)(4). The letter stated that the Company has until April 2, 2007 to demonstrate compliance by maintaining a minimum closing bid price of $1.00 per share of common stock for a minimum of 10 consecutive trading days or its common stock will be delisted from The NASDAQ Stock Market.

13.  Customer Deposits

During the quarter ended September 30, 2006 we billed and received from our customer payment of $3.1 million for in-flight insurance on our pressurized module for use on STS-116. STS-116 is scheduled to launch mid-December 2006. This amount is included in cash and cash equivalents as of September 30, 2006. The insurance payment is due to the insurance carrier one month prior to the launch date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A. ― “Risk Factors” included in our 2006 Annual Report Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements.

OVERVIEW

Forward Looking Statements

This document may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including (without limitation) statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources.” Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. In addition to those risks and uncertainties discussed herein, such risks and uncertainties include, but are not limited to, whether we will fully realize the economic benefits under our NASA and other customer contracts, continued utilization by NASA and others of our habitat modules and related commercial space assets, completion of the International Space Station (“ISS”), continued availability and use of the U.S. space shuttle system, technological difficulties, product demand, and market acceptance risks, the effect of economic conditions, uncertainty in government funding, and the impact of competition, delays, and uncertainties in future space shuttle and ISS programs, uncertainties related to the Government’s commitment to President Bush’s Vision for Space Exploration, and resolution of our claims against NASA arising from the loss of our RDM on the Columbia orbiter during the STS-107 mission.

Financial Summary

SPACEHAB’s first quarter operating results were below management’s expectations, however, the Company’s revenues significantly exceeded the first quarter of the prior fiscal year and the net loss of $32,000 improved substantially from the loss of $1.9 million in the first quarter of the prior fiscal year.

The following table illustrates financial highlights for the quarters ended September 30, 2006 and September 30, 2005:

	2006	2005	Percent Change
	(in millions except per share amounts)
For the Three Months Ended September 30:
Revenue	14.9	12.0	24%
Net Loss	0	(1.9)	—
Diluted EPS	0	(0.15)	—
As of September 30:
Cash and Cash Equivalents	9.8	4.4	123%
Total Debt	64.4	66.4	(3)%
Stockholders Equity	2.9	13.0	(78)%

Industry and Market Overview

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

We believe the impacts of this vision are materializing over time, and we will continue to align our business direction to remain a constructive force in the human spaceflight program. In the long term, we believe that our core competencies offer opportunities to continue to provide services as well as to design, build, and operate assets that could support initiatives beyond low earth orbit. We plan to pursue these new opportunities. In the near term, our primary objective is to continue providing services to NASA and the space community in support of the space shuttle and the International Space Station programs. We expect that the space shuttle and International Space Station will remain an integral part of the human spaceflight program through 2010 and the International Space Station will continue to support human spaceflight beyond 2010.

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

Business Segments

Follows is a brief discussion of each of our four business segments, including a list of key factors that have affected, and are expected to continue to affect, their respective earnings and cash flows. We also present a brief discussion of our corporate-level expenses along with a summary of our current liquidity position and items that could impact our liquidity position in fiscal year 2007 and beyond.

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

Additionally, we provided cargo shipment coordination services to NASA for all U.S. cargo shipped to the International Space Station via the Russian Progress space vehicle. These services are provided under contract with Lockheed Martin, the prime Cargo Mission Contract contractor to NASA. We also provide research access to space and on the International Space Station to the Japanese Aerospace Exploration Agency through Rocket Space Corporation-Energia (“RSC-Energia”), a major Russian aerospace enterprise. We contracted through V.J.F. Russian Consulting with RSC-Energia for construction of certain space research equipment, access to Russian Progress launch vehicles, and research space aboard the International Space Station when the originally-scheduled services on the space shuttle were suspended due to the Columbia tragedy.

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

The earnings and cash flows generated from our Astrotech operations are related to the number of commercial spacecraft launches, which reflects the growth in the satellite-based communication industries, and the requirement to replace aging satellites. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business include:

•                  Our ability to control our capital expenditures, which primarily are limited to modifications to accommodate payload processing for new launch vehicles, maintenance and safety, environmental and reliability projects, and other costs, through disciplined management and safe, efficient operations

•                  The continuing limited availability of competing facilities at the major domestic launch sites that can offer compatible services, leading to an increase in government use of our services

SPACEHAB Government Services. Our SGS business unit generates revenue by providing support to the U.S. Government in the areas of large-scale configuration and data management programs such as the International Space Station; specialized hardware design, development, and fabrication; low- to high-fidelity mockup design and construction; and safety and quality support services. This business unit offers a wide array of products and services in these varied fields. Our SGS business unit currently provides configuration management services as a subcontractor of ARES Corporation under ARES’ Program Integration and Control (“PI&C”) contract with NASA.

Earnings from our SGS business unit operations are dependent on our ability to continue to win contracts with NASA or other government entities through the competitive bidding process and our performance under those contracts in achieving performance bonuses. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business include:

•                  Continuation through the government fiscal year 2008 of our PI&C contract with the International Space Station program and exercise of the contract options through the government fiscal year 2010

•                  Our ability to maintain small business qualification for our SGS business unit under NASA contracting rules

•                  Our ability to control costs within our budget commitments

Space Media. Our space media business unit operates a retail store and internet store offering space-themed products. Revenue and earnings in our retail operations are dependent upon general enthusiasm for the space exploration program, advertising and promotion, and competition.

Corporate and Other. Significant items impacting future earnings and cash flows include:

•                  Interest expense which has decreased due to the repayment of a substantial portion of our mortgage debt during fiscal year 2004 using proceeds from The Boeing Company’s (“Boeing’s”) early termination of their satellite preparation contract with our Astrotech business unit and the refinancing of our long-term debt during fiscal year 2006

•                  The ultimate settlement of our claim against NASA for indemnification of our losses on the Space Shuttle Columbia mission and/or our tort claim

•                  Income taxes, with respect to which we currently only pay alternative minimum tax and minimal state income taxes; income taxes will also be impacted by our ability to realize our significant deferred tax assets, including loss carry forwards

Revenue

Our revenue for the three months ended September 30, 2006 and 2005 was generated primarily from the Lockheed Martin CMC subcontract and contracts with related commercial customers in the SFS segment; the PI&C contract in the SGS segment; and our contracts with Lockheed Martin, Boeing, and NASA in the Astrotech segment and other commercial satellite providers. Revenue for SMI was approximately $0.2 million and $0.2 million for the three months ended September 30, 2006 and 2005, respectively.

Our SFS business segment is supporting NASA’s return-to-flight activities and is continuing operations in preparation for shuttle missions including STS-116 and 118 (in order of their anticipated flight sequence). Our patented module and integrated cargo carrier (“ICC”) is scheduled for use on both the STS-116 and 118 missions. For the STS-118 mission, the ICC has been modified to serve as a deployable pallet which will be permanently attached to the ISS and serve as a commercially-provided space parts warehouse.

Astrotech derives its revenue by providing support necessary for its customers to successfully process their spaceflight hardware for launch, including advance planning; use of unique facilities; and spacecraft checkout, encapsulation, fueling, transport, and remote control through launch. During the quarter we were awarded a new indefinite-delivery, indefinite-quantity (“IDIQ”) contract with NASA in the amount of $9.5 million. This contract is for payload processing support on several NASA spacecraft.

During the quarter ended September 30, 2006 the KoreaSat-5 satellite successfully launched from the Odyssey Launch Platform. Astrotech provided payload processing and facilities management support for this Sea Launch program at the Home Port facilities in Long Beach, California under a long-term contract with Sea Launch Company LLC.

SPACEHAB Government Services continues its support of NASA’s ISS program, with much of its revenue generated in the areas of configuration and data management supporting the final acceptance of space station hardware and software for NASA and the sixteen international partners.

During the three months ended September 30, 2006, deferred revenue increased by $0.5 million. This is as a result of us receiving cash for contractual obligated work that has not been performed as of the end of the period.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

Revenue. Revenue increased approximately 24% to $14.9 million for the three months ended September 30, 2006 as compared to $12.0 million for the three months ended September 30, 2005 (in millions).

	Three Months Ended
	September 30,		Dollar	Percent
	2006	2005	Change	Change
SPACEHAB Flight Services	$10.0	$8.5	$1.5	18%
Astrotech Space Operations	3.2	2.0	1.2	60%
SPACEHAB Government Services	1.5	1.3	0.2	15%
Space Media	0.2	0.2	0.0	0%
	$14.9	$12.0	$2.9	24%

Revenue from our SFS business unit increased by $1.5 million for the period ending September 30, 2006 as compared to the same period ending September 30, 2005. The following summarizes the significant items that affected the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005:

•                  Decrease in revenue from External Stowage Platform 2 (“ESP2”) of $0.6 million due to the launch of STS-114 in July 2005

•                  Decrease in revenue from Concept Exploration and Refinement (“CE&R”) contract of $0.4 million that was completed in the first quarter of fiscal year 2006

•                  Increase in revenue from STS-116 and STS-118 under the CMC with Lockheed Martin of $3.8 million due to increased mission activities and change orders due to the scheduled launch of STS-116 in December 2006 and the scheduled launch of STS-118 in June 2007

•                  Decrease in revenue from STS-121 of $1.1 million due to the launch of STS-121 in July 2006

•                  Other contract revenue decrease of $0.2 million mainly due to our contract with Astrium to provide a new ICC pallet to replace ESP2 that was permanently affixed to the space station during the STS-114 mission in July 2005

Revenue from our Astrotech business unit increased by $1.2 million for the three months ended September 30, 2006 as compared to the three month period ending September 30, 2005. The following summarizes significant items that affected the three months ended September 30, 2006 as compared to the same period ended September 30, 2005:

•                  Increase in revenue of $0.6 million from a new contract to design a satellite processing facility

•                  Astrotech supported one satellite launch at its Sea Launch facility during the period ending September 30, 2006 which resulted in an increase in revenue of $0.5 million. In the period ending September 30, 2005, Astrotech did not support a satellite launch at its Sea Launch facility

•                  Other revenue increase of $0.1 million

Revenue from our SGS business unit increased by $0.2 million for the period ending September 30, 2006 as compared to the same period ending September 30, 2005. The following summarizes the significant items that affected the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005:

•                  Increase in revenue from our subcontract with ARES on the PI&C contract of $0.1 million. This increase is due to an increase of contract activities during the period as compared to the same period last year

•                  Increase in revenue from a new contract with USA for support of the Constellation Program of $0.1 million

Cost of Revenue. Cost of revenue for the three months ended September 30, 2006 increased by 9% to approximately $11.1 million, as compared to $10.2 million for the same period of the prior year (in millions).

	Three Months Ended
	September 30,		Dollar	Percent
	2006	2005	Change	Change
SPACEHAB Flight Services	$7.2	$7.0	$0.2	3%
Astrotech Space Operations	2.6	2.0	0.6	30%
SPACEHAB Government Services	1.2	1.1	0.1	9%
Space Media	0.1	0.1	0.0	0%
	$11.1	$10.2	$0.9	9%

The following summarizes significant items that affected the three months ended September 30, 2006 as compared to the same period ended September 30, 2005 for SFS:

•                  Decrease in cost of revenue of $0.5 million for ESP2 due to the launch of STS-114 in July 2005

•                  Decrease in CE&R cost of revenue of $0.2 million that was completed in the first quarter of fiscal year 2006

•                  Increase in cost of revenue, other than direct depreciation cost of revenue, for STS-116 and STS-118 under the CMC with Lockheed Martin of $1.9 million due to increased mission activities due to the scheduled launch of STS-116 in December 2006 and the scheduled launch of STS-118 in June 2007

•                  Increase in depreciation expense of $0.2 million due to the change of depreciable lives of the flight assets from June 30, 2016 to December 31, 2010 during the second quarter of fiscal year 2006 to align with the end of the space shuttle life

•                  Decrease in cost of revenue of $0.9 million for STS-121 due to the launch of STS-121 in July 2006

•                  Other cost of revenue decrease of $0.3 million mainly due to our contract with Astrium to provide a new ICC pallet to replace ESP2 that was permanently affixed to the space station during the STS-114 mission in July 2005

The increase in cost of revenue of $0.6 million in our Astrotech business unit is primarily due to the startup of our contract to design a new satellite processing facility.

The increase in cost of revenue of $0.1 million in our SGS business unit is primarily due to increased contract activities for the PI&C subcontract and the startup of our contract with USA on the Constellation Program.

Operating Expenses. Operating expenses increased to $2.9 million for the three months ended September 30, 2006 as compared to approximately $2.4 million for the three months ended September 30, 2005. The following summarizes the significant differences between the two periods:

•                  Legal expenses increased by $0.2 million. This increase is mainly due to the claims against NASA for the loss of the RDM

•                  Research and development costs increased by approximately $0.1 million. This increase is due to increased efforts on the Micro Electro Mechanical System program

•                  SFS operating expenses increased by approximately $0.2 million. This increase is due to expenses shifting from cost of revenue to operating expenses due to the completion of the CE&R contract during the period ending September 30, 2005

Interest Expense. Interest expense was approximately $1.1 million for the three months ended September 30, 2006 as compared to approximately $1.4 million for the three months ended September 30, 2005. The decrease in interest expense is primarily due to the conversion of $52.9 million of 8% convertible subordinated notes due October 2007 into 5.5% senior convertible notes due October 2010.

Interest and Other Income. Interest income is earned on our mortgage receivable due to the sale of our payload processing facility in our SFS segment. Interest and other income was not significant for the three months ended September 30, 2006 and 2005.

Income Taxes. Based on our projected effective tax rate for fiscal year 2007and 2006, we recorded no tax expense for the three month period ending September 30, 2006 and $32,000 in tax expense for the three month period ending September 30, 2005.

Net Income (Loss). Net loss for the three months ended September 30, 2006 was approximately $32,000 or $0.00 per share as compared to net loss of approximately $1.9 million or $0.15 per share for the three months ended September 30, 2005.

Liquidity and Capital Resources

Currently our primary source of liquidity is cash flow from operations. The principal uses of cash flow that affect our liquidity position include both operational expenditures and debt service payments. Management is focused on increasing cash flow and on managing cash effectively through limiting cash investments in long-term assets.

We have a revolving credit facility with a bank providing for up to $5.0 million of loans secured by our accounts receivable. Funds available under the revolving credit facility are limited to 80% of eligible accounts receivable and we are subject to various financial and other covenants including a minimum tangible net worth covenant, a cash flow coverage covenant, and a secured debt coverage covenant. The facility provides that we must secure advances with cash balances if the required tangible net worth or cash flow ratio are not met. As of September 30, 2006 there have been no borrowings under this revolving credit facility. The revolving credit facility expires February 11, 2007. As of September 30, 2006 available borrowings on this $5.0 million credit facility was limited to us posting an equivalent amount of restricted cash.

Cash Flows From Operating Activities. Cash provided by operations for the three months ended September 30, 2006 and 2005 was $4.0 million and $0.2 million, respectively. The significant items affecting the differences in cash flows from operating activities for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 are discussed below:

•                  Net loss for the three months ended September 30, 2006 was $32,000 as compared to net loss for the three months ended September 30, 2005 of $1.9 million

•                  Depreciation and amortization for the three months ended September 30, 2006 was $1.6 million as compared to $1.3 million for the three months period ended September 30, 2005 mainly due to the change in estimated depreciable lives of our flight assets to align with NASA’s current launch planning manifest in the second quarter of fiscal year 2005

•                  For the three months ended September 30, 2006 changes in assets used cash from operations of $1.8 million resulted primarily from an increase in accounts receivable. For the three months ended September 30, 2005, changes in assets provided cash of $0.9 million

•                  Changes in liabilities for the three months ended September 30, 2006 provided cash from operations of $4.2 million. This change was due primarily to the increases in accounts payable, accrued expenses, and other liabilities of $0.6 million, an increase of $0.5 million in deferred revenue, and an increase in customer deposit of $3.1 million. The increase in deferred revenue was primarily due to meeting certain performance milestones on our IDIQ contract with NASA before the arrival of the spacecraft at our facility. For the three months ended September 30, 2005, changes in liabilities consumed cash from operations of $0.1 million. This change in liabilities was primarily due to the decreases in accounts payable and accrued expenses of $0.3 million and the increase in deferred revenue of $0.2 million. The increase in deferred revenue was primarily due to the signing of the NASA IDIQ contract at Astrotech for future satellite missions

Cash Flows From Investing Activities. For the three months ended September 30, 2006 and 2005, cash flows used in investing activities were $0.1 million and $2.2 million, respectively. The significant items affecting the differences in cash flows from investing activities for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 are discussed below:

•                  There were purchases of property and equipment of $0.1 million for the three months ended September 30, 2006 as compared to $0.6 million for the three months ended September 30, 2005. This difference was primarily due to capital expenditures for our Astrotech SPF in Florida for ongoing capital improvements and to replace flight assets loss during the Columbia accident for our SFS business unit

•                  For the three months ended September 30, 2005 cash flows from investing activities included an increase in restricted cash of $1.6 million

Cash Flows From Financing Activities. For the three months ended September 30, 2006 and 2005, cash flows used in financing activities were $0.5 million and $1.0 million, respectively. The significant items affecting the differences in cash flows from financing activities for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 are discussed below:

•                  For the three months ended September 30, 2005 we incurred $0.5 million of financing costs related to the exchange of our 8% convertible subordinated notes

On March 25, 2003 the Board of Directors authorized us to repurchase up to $1.0 million of our outstanding common stock at market prices. Any purchases under our stock repurchase program may be made from time to time, in the open market, through block trades or otherwise in accordance with applicable regulations of the SEC. As of September 30, 2006 we had repurchased 116,100 shares at a cost of $117,320 under the program. We will continue to evaluate the stock repurchase program and the funds authorized for the program, which represents an average cost of $1.01 per share. This stock repurchase program remains available for purchases of our stock.

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

Our cash was approximately $9.8 million as of September 30, 2006. Management believes that we have sufficient liquidity, including cash and cash equivalents and cash anticipated to be generated from operations, to fund ongoing operations for the next twelve months. In October 2007, $10.3 million of the Company’s long-term debt will mature. Management expects that cash on hand and cash expected to be generated from operations will be available to redeem this debt on maturity. Management also expects to have unencumbered working capital and assets available that could provide additional liquidity. If the Company is not successful in achieving its business development objectives and is unable to execute its mitigation plans if anticipated business and contracts are not obtained, it may not have adequate resources to support strategies for new business initiatives and redeem maturing long-term debt.

Our contractual obligations as of September 30, 2006 are as follows (in thousands):

Contractual Obligations	At September 30, 2006	Remaining in Fiscal Year 2007	Fiscal Year 2008	Fiscal Year 2009	Fiscal Year 2010	Fiscal Year 2011	Fiscal Year 2012	Thereafter
Long-term Debt	$63,250	$—	$10,306	$—	$—	$52,944	$—	$—
Mortgage Loan Payable	1,103	1,103	—	—	—	—		—
Operating leases(1)	23,237	4,086	5,185	5,077	962	750	529	6,648
Total Contractual Cash Obligations(2) (excluding interest payments)	$87,590	$5,189	$15,491	$5,077	$962	$53,694	$529	$6,648

(1)             For the remainder of fiscal year 2007 we expect to receive net payments of $0.5 million for subleases. For fiscal years 2008 and 2009 we expect to receive net payments of approximately $0.4 million and $0.1 million, respectively for subleases. Additionally, in fiscal year 2006, we exercised a four year option on our ICC/VCC leases with Astrium. In fiscal year 2005 we executed sale leaseback transactions for our corporate and SPPF buildings.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure made on this matter in our Annual Report on Form 10-K for the year ended June 30, 2006.

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

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Contract Claim. In January 2004 we filed a formal proceeding with NASA seeking indemnification under our Research and Logistics Mission Support contract in the amount of $87.7 million for the value of our RDM and related equipment that was destroyed during the Space Shuttle Columbia tragedy. NASA responded to this contract claim on October 5, 2004. NASA’s determination claims that its liability is limited to $8.0 million. We received payment from NASA of $8.2 million, which included $0.2 million of interest, from NASA, in October 2004. In January 2005 we filed an appeal of NASA’s decision to deny its claim for indemnification in excess of $8.0 million with the Armed Services Board of Contract Appeals. On July 12, 2006 the court denied NASA’s motion for summary judgment in the matter and directed the parties to proceed with discovery. NASA and the Company have proposed a discovery plan that would lead to a hearing by the court in July 2008.

Lloyd’s Complaint. In January 2004 Lloyd’s of London, our insurer for the RDM, filed a complaint in the United States District Court for the Western District of Washington seeking the return of the $17.7 million Lloyd’s had paid to us under the RDM insurance policy. On May 12, 2005 we and Lloyd’s agreed to jointly pursue recovery against NASA, with us in full control of the appeals process. Lloyd’s will participate in any recovery, both pursuant to our administrative claim and our tort claim against NASA, net of legal costs, in accordance with a pre-agreed schedule under which our liability to Lloyd’s ranges from a minimum of $0.5 million if we do not recover any additional amounts to approximately $17.7 million if we recover over $70.0 million from NASA. Also, in accordance with the agreement, Lloyd’s dismissed its complaint against us with prejudice. We recorded a charge in our fourth quarter fiscal year 2005 financial statements of $0.5 million pending a final resolution of our actions against NASA.

Tort Claim. On November 8, 2004 we filed a second claim with NASA seeking damages of $79.7 million under the federal tort claims act for the loss of our RDM resulting from NASA’s alleged negligence leading to the destruction of the space shuttle Columbia and the loss of our module. The claim represents our loss of $87.7 million less the $8.0 million recovered from NASA. NASA failed to respond to this claim. On February 3, 2006 we filed a complaint in the Federal District Court for the Southern District of Texas seeking damages of $79.7 million under the federal tort claims act. On June 30, 2006 the court granted a motion by the Department of Justice to stay the case until resolution of the Company’s appeal (the Contract Claim) before the Armed Services Board of Contract Appeals.

ITEM 1A.  RISK FACTORS

There have been no material changes in the Risk Factors disclosed in Item 1A in our annual report on Form 10-K for the year ended June 30, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2006 we did not issue any unregistered securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the three months ended September 30, 2006 we did not have any defaults upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended September 30, 2006 we did not have any submissions of matters to a vote of security holders.

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

SPACEHAB, INCORPORATED

Date: November 9, 2006	/s/ Michael E. Kearney
Michael E. Kearney
President and Chief Executive Officer

/s/ Brian K. Harrington
Brian K. Harrington
Senior Vice President and Chief Financial Officer