Form 10-Q
period 2006-12-31
SPACEHAB INC \WA\
filed 2007-02-14
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from            to           .

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

As of February 13, 2007 there were 12,968,065 shares of the registrant’s common stock outstanding.

SPACEHAB, INCORPORATED AND SUBSIDIARIES
DECEMBER 31, 2006 QUARTERLY REPORT ON FORM 10-Q

DEFINITIONS

As used in this Form 10-Q, the abbreviations and acronyms contained herein have the meanings set forth below. Additionally, the terms “SPACEHAB”, “the Company”, “we”, “us” and “our” refer to SPACEHAB, Incorporated and its subsidiaries, unless the context clearly indicates otherwise.

1994 Plan	1994 Stock Incentive Plan
Astrium	Astrium GmbH
Astrotech	Astrotech Space Operations
Boeing	The Boeing Company
CE&R	Concept Exploration and Refinement
CMC	Cargo Mission Contract
Common stock	SPACEHAB common stock
EPS	Earnings Per Share
ESP2	External Stowage Platform 2
ICC	Integrated Cargo Carrier
IDIQ	Indefinite-Delivery, Indefinite-Quantity
ISS	International Space Station
Lloyd’s	Lloyd’s of London
Lockheed Martin	Lockheed Martin Corporation
NASA	National Aeronautics and Space Administration
PI&C	Program Integration and Control
RDM	Research Double Module
RSC Energia	Rocket Space Corporation-Energia
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFS	SPACEHAB Flight Services
SGS	SPACEHAB Government Services
SMI	Space Media, Inc.
SMI Plan	Space Media, Inc. Stock Option Plan
SPF	Spacecraft Processing Facility
VAFB	Vandenberg Air Force Base
VCC	Vertical Cargo Carrier

PART I:  FINANCIAL INFORMATION

ITEM 1.  Unaudited Condensed Consolidated Financial Statements

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	June 30,
	2006	2006
	(unaudited)
ASSETS
Cash and cash equivalents	$5,485	$6,317
Restricted cash	5,960	-
Accounts receivable, net	14,145	11,379
Inventory	2,369	2,369
Prepaid expenses and other current assets	1,052	610
Total current assets	29,011	20,675
Property and equipment, net of accumulated depreciation and amortization of $53,546 and $50,620, respectively	58,832	61,637
Deferred financing costs, net	1,861	2,124
Other assets, net	1,251	1,014
Total assets	$90,955	$85,450
LIABILITIES AND STOCKHOLDERS’ EQUITY
Convertible 8% subordinated notes payable	$10,306	$—
Mortgage loan payable	—	1,636
Accounts payable	713	1,598
Accounts payable-Astrium	1,268	3,386
Accrued interest	789	804
Accrued expenses	3,238	2,394
Accrued subcontracting services	11,646	6,562
Advances on construction contract	5,960	-
Deferred gains on sale of buildings	221	221
Deferred revenue, current portion	1,329	1,321
Total current liabilities	35,470	17,922
Accrued contract cost and other	128	96
Deferred gains on sale of buildings	1,262	1,373
Convertible 8% subordinated notes payable	-	10,306
Senior convertible 5.5% notes payable	52,944	52,944
Total liabilities	89,804	82,641
Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value, convertible, authorized 2,500,000 shares, issued and 1,333,334 shares, (liquidation preference of $12,000)	11,892	11,892
Common stock, no par value, 70,000,000 shares authorized, 13,084,165 and 12,976,264 shares issued, respectively	84,094	84,030
Treasury stock, 116,100 shares, at cost	(117)	(117)
Additional paid-in capital	434	284
Accumulated deficit	(95,152)	(93,280)
Total stockholders’ equity	1,151	2,809
Total liabilities and stockholders’ equity	$90,955	$85,450

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share data)

	Three Months		Six Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
Revenue	$12,851	$11,793	$27,749	$23,778
Costs of revenue	11,072	9,789	22,205	20,001
Impairment of flight asset	-	6,283	-	6,283
Gross profit	1,779	(4,279)	5,544	(2,506)
Operating expenses:
Selling, general and administrative	2,679	2,655	5,366	4,935
Research and development	173	133	365	211
Total operating expenses	2,852	2,788	5,731	5,146
Income (loss) from operations	(1,073)	(7,067)	(187)	(7,652)
Interest expense	(1,077)	(1,852)	(2,157)	(3,260)
Interest and other income, net	241	63	403	172
Loss before income taxes	(1,909)	(8,856)	(1,941)	(10,740)
Income tax (expense) benefit	69	-	69	(32)
Net loss	$(1,840)	$(8,856)	$(1,872)	$(10,772)
Loss per share:
Net loss per share—basic	$(0.14)	$(0.70)	$(0.15)	$(0.85)
Shares used in computing net loss per share—basic	12,920,109	12,718,242	12,890,459	12,694,909
Net loss per share—diluted	$(0.14)	$(0.70)	$(0.15)	$(0.85)
Shares used in computing net loss per share—diluted	12,920,109	12,718,242	12,890,459	12,694,909

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended December 31,
	2006	2005
Cash flows from operating activities
Net loss	$(1,872)	$(10,772)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	150	176
Impairment of flight assets	-	6,283
Depreciation and amortization, including debt issuance cost of $0.3 million and $0.3 million	3,189	2,924
Write-off of debt placement fees	-	591
Recognition of deferred gain	(111)	(111)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,039)	3,473
Increase in prepaid expenses and other current assets	(368)	(454)
Increase in other assets	(37)	(183)
Increase in deferred revenue	8	3
Decrease in accounts payable, accounts payable-Astrium, accrued interest, and accrued expenses	(2,174)	(2,817)
Increase in accrued subcontracting services and other	5,084	708
Increase in advance on construction contract	5,960	-
Increase (decrease) in long-term accrued contract costs and other liabilities	31	(69)
Net cash provided by (used in) operating activities	6,821	(248)
Cash flows from investing activities
Purchases of property, equipment and leasehold improvements, net of reimbursements	(121)	(1,340)
Increase in restricted cash	(5,960)	(1,580)
Net cash used in investing activities	(6,081)	(2,920)
Cash flows from financing activities
Payment of mortgage loan	(1,636)	(1,013)
Increase in deferred financing costs	-	(1,927)
Proceeds from issuance of common stock, net of expenses	64	77
Net cash used in financing activities	(1,572)	(2,863)
Net change in cash and cash equivalents	(832)	(6,031)
Cash and cash equivalents at beginning of period	6,317	7,327
Cash and cash equivalents at end of period	$5,485	$1,296

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

Our Flight Services (“SFS”) business unit is continuing operations for the U.S. space shuttle program, supporting the June 2007 scheduled launch of space shuttle mission STS-118 through the use of our pressurized laboratory and logistics supply module and cargo carrier. In support of our space flight hardware, we are providing cargo processing services, including payload packing and crew training for payload operations at the International Space Station during the mission.

Our Astrotech Space Operations (“Astrotech”) subsidiary provides commercial spacecraft launch processing services and payload processing facilities in the U.S. These services are offered at the Astrotech facilities in Titusville, Florida and Vandenberg Air Force Base (“VAFB”) in California, and are provided on a fixed-price basis. Additionally, Astrotech supplies payload processing and facilities maintenance support services to Sea Launch Company, LLC for its Sea Launch program at the Home Port facilities in Long Beach, California.

Our SPACEHAB Government Services (“SGS”) subsidiary manages space related projects in need of comprehensive engineering and administrative solutions and provides unique capabilities such as specialty engineering, hardware design and development, and configuration and data management. SGS also designs and fabricates space flight hardware. We continuously review and seek new business opportunities with NASA, either through current contract expansion or teaming with other aerospace companies on new contract bid initiatives.

Our business today is highly dependent on the U.S. space program in general and on NASA and its space shuttle and International Space Station programs in particular. The Company’s space shuttle configured cargo module completed mission STS-116 in December and is now being configured to participate in mission STS-118 scheduled for launch in June 2007. The Company has no further contracted missions for its modules after STS-118, although our modules remain available and we believe offer significant cost savings to NASA on future space shuttle manifests. In addition, under agreement with Astrium GmbH, (“Astrium”) the Company has withdrawn from soliciting future space shuttle missions utilizing the integrated cargo carriers (“ICC”) developed by the Company, but previously operated under leases from Astrium. All future ICC missions will be marketed by Astrium with the Company providing support services on an as-needed basis.

As of December 31, 2006, the Company had unrestricted cash on hand of $5.5 million and cash restricted to performance under a long term construction contract of $6.0 million. The Company’s 8% subordinated notes in the amount of $10.3 million mature in October 2007. For the six months ended December 31, 2006 the Company generated $6.8 million of cash from operating activities. We expect to generate positive cash flows from operations through completion of space shuttle mission STS-118. Thereafter, the Company’s ability to generate cash flow from operations will be dependent upon its success in attracting new or incremental business and continued performance under our current backlog of contracted missions.

The Company’s $5.0 million bank revolving line of credit expired on February 11, 2007 and the Company does not intend to renew or replace the facility at this time, but the Company is pursuing alternative credit sources. Our ability to redeem our maturing debt and to execute new business initiatives will be dependent upon our ability to renegotiate our leases with Astrium for our ICC assets; attract and implement new business initiatives; and restructure our maturing debt.

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

2.  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and its subsidiaries as of December 31, 2006, and the results of its operations and cash flows for the periods ended December 31, 2006 and 2005. However, the unaudited condensed consolidated financial statements do not include all related footnote disclosures.

The consolidated results of operations for the six month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the full year. Our results of operations typically fluctuate significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

3.  Loss per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted loss per share computations for the three and six month periods ended December 31, 2006 and December 31, 2005 (in thousands, except share and per share data):

	Three months ended			Three months ended
	December 31, 2006			December 31, 2005
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Income (loss) available tocommon stockholders	$(1,840)	12,920,109	$(0.14)	$(8,856)	12,718,242	$(0.70)
Diluted EPS:
Income (loss) available to common stockholders	$(1,840)	12,920,109	$(0.14)	$(8,856)	12,718,242	$(0.70)

	Six months ended			Six months ended
	December 31, 2006			December 31, 2005
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Income (loss) available to
common stockholders	$(1,872)	12,890,459	$(0.15)	$(10,772)	12,694,909	$(0.85)
Diluted EPS:
Income (loss) available to common stockholders	$(1,872)	12,890,459	$(0.15)	$(10,772)	12,694,909	$(0.85)

Convertible subordinated notes payable outstanding as of December 31, 2006, convertible into 756,404 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the three months and six months ended December 31, 2006 and 2005 as the conversion price of the convertible notes payable per share was greater than the average market price of the common shares during the periods.

Senior convertible notes payable outstanding as of December 31, 2006 due 2010 convertible into 35,296,000 shares of common stock at $1.50 per share, which include a mandatory conversion feature once the Company’s stock price reaches $1.95 per share, have not been included in the computation of diluted EPS for the three months and six months ended December 31, 2006 and 2005 as the conversion price(s) of the convertible notes payable per share were greater than the average market price of the shares during the period and no value has been assigned to the mandatory conversion feature.

Options to purchase 1,719,956 shares of common stock outstanding at December 31, 2006 were not included in diluted EPS for the three months and six months ended December 31, 2006 as they were anti-dilutive due to our net loss. The options expire between July 1, 2008 and December 12, 2016.

Options to purchase 1,602,786 shares of common stock outstanding at December 31, 2005 were not included in diluted EPS for the three months and six months ended December 31, 2005 as they were anti-dilutive due to our net loss. The options expire between April 25, 2007 and December 1, 2015.

4.  Revenue Recognition

Our business units’ revenue is derived primarily from long-term contracts with the U.S. Government, U.S. Government contractors, and commercial customers. Revenue under these contracts is recognized using the methods described below. Estimating future costs and, therefore, revenues and profits is a process requiring management judgment. Management bases its estimate on historical experience and on various assumptions that are believed to be reasonable under the circumstances including the negotiation(s) of equitable adjustment(s) and change orders on the Cargo Mission Contract (“CMC”) that are added to the contract as pricing amendment(s) due to delay(s) in the space shuttle launch schedule and customer directed changes to the baseline contracted mission. Costs to complete include, when appropriate, material, labor, subcontracting costs, lease costs, commissions, insurance, and depreciation. Our business segment personnel perform periodic contract status and performance reviews. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period that the change in estimate occurs.

A Summary of Revenue Recognition Methods Follows:

Business Segment	Services/Products Provided	Contract Type	Method of Revenue Recognition

SPACEHAB Flight Services	Commercial Space Habitat Modules, Integration & Operations Support Services	Firm Fixed Price	Percentage-of-completion based on costs incurred

Astrotech Space Operations	Payload Processing Facilities	Firm Fixed Price — Mission Specific Firm Fixed Price — Guaranteed Number of Missions	Ratably, over the occupancy period of a satellite within the facility from arrival through launch For multi-year contract payments recognized ratably over the contract period

SPACEHAB Government Services	Configuration Management, Engineering Services	Cost Plus Award/Fixed Fee Fixed Rate GSA	Earned as reimbursable costs incurred plus award/fixed fee Earned as billed costs incurred

We, from time to time, make expenditures for specific enhancements and/or additions to our facilities as required by certain contracts where the customer agrees to reimburse us for all or substantially all of such expenditures. We account for such reimbursements as a reduction in the cost of such investments and recognize any excess of such reimbursements over the required investment as revenue. The recently awarded $20.0 million contract to design and construct a new payload processing facility for a governmental agency will be accounted for under this method.

Lockheed Martin Corporation (“Lockheed Martin”) has committed to a one-year option extension of our satellite ground processing contract at our Astrotech Florida facility. Under the terms of this contract option, Lockheed Martin commits to a guarantee of four missions for calendar year 2007. We account for this revenue as guaranteed period revenues over calendar year 2007. As of December 31, 2006 we have credited Lockheed Martin for three missions in calendar year 2006 that are scheduled to be processed by The Boeing Corporation (“Boeing”) in calendar year 2007. This credit in the amount of $2.6 million is reflected in our quarter ended December 31, 2006 revenue. Revenue for the missions, scheduled to fly during calendar year 2007, will be recognized over the period the satellites are processed.

Revenues for the Lockheed Martin subcontract in our SFS business unit are being accounted for under the percentage-of-completion method based on costs incurred over the period of the agreement. During the six month period ended December 31, 2006 SGS sold the Destiny module to the Seattle Museum of Flight on a fixed-price contract for $350,000

5.  Statements of Cash Flows - Supplemental Information

(a)          Cash paid for interest costs was $1.9 million and $3.0 million for the six months ended December 31, 2006 and 2005, respectively. We did not capitalize any interest costs during the six months ended December 31, 2006 or 2005. During the six months ended December 31, 2005 there was $0.6 million of non-cash charges due to the acceleration of debt placement fees related to the convertible subordinated notes. The bond exchange of $52,944,000 of 8% convertible subordinated notes for 5.5% of senior convertible notes was an exchange of notes which resulted in no cash inflow or outflow for the Company.

(b)         We paid no income taxes for the six months ended December 31, 2006 and 2005.

6.  Credit Facilities

Our revolving credit facility with a bank, which expired on February 11, 2007, provided for loans up to $5.0 million secured by our accounts receivable. Funds available under the revolving credit facility were limited to 80% of eligible accounts receivable and we were subject to various financial and other covenants including a minimum tangible net worth covenant, a cash flow coverage covenant, and a secured debt coverage covenant. The facility provided that we must secure advances with cash balances if the required tangible net worth or cash flow ratio is not met. As of December 31, 2006 there have been no borrowings under this revolving credit facility. We have no immediate plans to extend or replace this credit facility, but the Company is pursuing alternative credit sources.

Our Astrotech subsidiary had a mortgage loan with a financial institution for our Spacecraft Processing Facility (“SPF”) expansion project in Titusville, Florida. Although the loan agreement was scheduled to mature in January 2007 and bears interest at 5.5%, we made the final payment on the loan in December 2006. For the six months ended December 31, 2006, the remaining $1.6 million on the mortgage note was repaid.

On November 22, 2005 we exchanged $52.9 million of our $63.3 million 8% convertible notes due October 15, 2007 for a like amount of 5.5% senior convertible notes due October 15, 2010. The 5.5% senior convertible notes are convertible into 35.3 million shares of common stock at $1.50 per share. The 8.0% convertible notes mature in October 2007 and are included as a current liability in our financial statements. Our ability to redeem these notes upon maturity will be dependent upon our ability to renegotiate our leases for our ICC assets and attract and implement new business initiatives.

7.  Segment Information

Based on our organization, we operate in three business segments: SFS, Astrotech, and SGS. SFS was founded to commercially develop space carriers that operate in the cargo bay of the space shuttles. SFS provides space flight assets and integration and operations support services for both NASA and commercial customers. Astrotech provides payload processing facilities and services to serve the spacecraft manufacturing and launch services industry. SGS is primarily engaged in providing engineering services and products to the Government, including NASA.

Our chief operating decision maker utilizes both revenue and income (loss) before income taxes in assessing performance and making overall operating decisions and resource allocations.

Three Months Ended December 31, 2006 (in thousands):
			Net	Depreciation
		Income (Loss)	Fixed	And
	Revenue	before income taxes	Assets	Amortization
SFS	$9,837	$1,827	$15,067	$898
Astrotech	1,115	(1,141)	43,174	533
SGS	1,855	467	-	-
Corporate and Other	44	(3,062)	591	168
	$12,851	$(1,909)	$58,832	$1,599

Three Months Ended December 31, 2005 (in thousands):		Income (Loss)	Net	Depreciation
			Fixed	And
	Revenue	Before Income Taxes	Assets	Amortization
SFS	$7,029	$(6,204)	$17,761	$841
Astrotech	3,210	1,114	45,353	535
SGS	1,260	70	-	-
SMI	294	6	-	-
Corporate and Other	-	(3,842)	672	211
	$11,793	$(8,856)	$63,786	$1,587

Six Months Ended December 31, 2006 (in thousands):			Net	Depreciation
		Income (Loss)	Fixed	And
	Revenue	before income taxes	Assets	Amortization
SFS	$19,907	$4,105	$15,067	$1,822
Astrotech	4,288	(626)	43,174	1,037
SGS	3,315	658	-	-
Corporate and Other	239	(6,078)	591	330
	$27,749	$(1,941)	$58,832	$3,189

Six Months Ended December 31, 2005 (in thousands):			Net	Depreciation
		Income (Loss)	Fixed	And
	Revenue	before income taxes	Assets	Amortization
SFS	$15,525	$(4,863)	$17,761	$1,499
Astrotech	5,189	983	45,353	1,066
SGS	2,547	140	-	-
SMI	517	8	-	-
Corporate and Other	-	(7,008)	672	359
	$23,778	$(10,740)	$63,786	$2,924

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

1997 Employee Stock Purchase Plan

We adopted an employee stock purchase plan that permits eligible employees to purchase shares of common stock of the Company at prices no less than 85% of the current market price. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 10% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole and fractional shares of common stock determined by dividing the contribution account’s balance by the lesser of 85% of the price of a share of common stock on the first day of the quarter or the last day of a quarter. The number of shares of common stock that may be purchased under the plan is 1,500,000. Through December 31, 2006, employees have purchased 1,423,514 shares under this plan. Employees purchased an aggregate of 107,901 shares at an average price of $0.59 during the six-month period ended December 31, 2006. The shares purchased under this plan are considered compensatory for accounting and reporting purposes.

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

Accounting for Stock Issued to Employees

The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model, which determines inputs as shown in the following table. Because of differences in option terms and historical exercise patterns among the plans, we have segregated option awards into two homogenous groups for the purpose of determining fair values for its options. Valuation assumptions are determined separately for the two groups which represent, respectively, the 1994 Stock Incentive Plan and the Director’s Stock Option Plan. The assumptions are as follows:

•                  We estimated volatility using our historical share price performance over the last ten years. Management considered the guidance in SFAS No. 123R and believes the historical estimated volatility is materially indicative of expectations about future volatility.

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

	Quarter Ended	Quarter Ended
	December 31, 2006	December 31, 2005
Dividend yield	0.00%	0.00%
Volatility	1.08	1.68
Risk-free interest rate	4.83%	4.31%
Expected life (in years)	4.0	4.0

A summary of our stock option activity as of December 31, 2006 and changes during the first six months of fiscal year 2007 are presented in the following table:

	Shares Under Fixed Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2006	1,577,201	$2.96	5.52	$-
Granted	340,000	$1.11	9.47	$-
Exercised	-	$-	-	$-
Forfeited/Expired	(197,245)	$3.62	-	$-
Outstanding at December 31, 2006	1,719,956	$2.53	5.77	$-
Exercisable	1,198,956	$3.03	5.77	$-

The weighted-average grant-date fair value of options granted during the first six months of fiscal year 2007 was $0.94 per share. The intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the first six months of fiscal year 2007 was $0.0. As of December 31, 2006 there was $496,897 of unamortized expense related to our stock option plans.

During the first six months of fiscal year 2007 there were no options exercised.

9.  Gain on Sale of The Space Store LLC

On October 13, 2006 the Company consummated a transaction in which Space Media, Inc., a majority-owned subsidiary of SPACEHAB, Inc., sold the assets of The Space Store LLC, consisting of retail and internet identity, inventory, furniture, fixtures, and other items. Due to the immaterial amount and insignificant impact this transaction will have on our financial statements, we elected to not present this discontinued operation as a separate component in our consolidated statements of operations for the three months ended December 31, 2006. The gain on the sale is reflected in the interest and other income section on our financial statements.

10.  Related Party Transactions

We engaged in certain transactions with directors, executive officers, shareholders, and certain former officers during the three and six months ended December 31, 2006. Following is a description of these transactions:

Astrium GmbH

Dr. Stefan-Fritz Graul, a member of SPACEHAB’s Board of Directors, is the Executive Vice President for Astrium GmbH. Astrium provides unpressurized payload and integration efforts to SPACEHAB on a fixed-price basis in addition to providing engineering services as required. For the three months ended December 31, 2006 and 2005, Astrium’s payload and integration services included in cost of revenue were approximately $3.9 million and $2.4 million, respectively. For the six months ended December 31, 2006 and 2005, Astrium’s payload and integration services included in cost of revenue were approximately $7.8 million and $5.4 million, respectively.

Daniel A. Bland

On June 27, 2005 we entered into an agreement with Daniel A. Bland whereas Mr. Bland provided consulting services to us. The initial term of the agreement began July 2, 2005 and ended July 1, 2006 with additional optional periods of six months each until terminated by either party by notifying the other party of such termination at least thirty days prior to the end of the initial term or any subsequent term. We paid Mr. Bland a retainer fee at the rate of $6,000 per month. SPACEHAB removed the retainer clause prior to the exercise of the optional periods identified in the agreement. Mr. Bland was paid at a rate of $125 per hour worked plus related travel expenses during the option period exercised. We terminated this agreement in January 2007. Mr. Bland retired as Senior Vice President of our SPACEHAB Flight Services business unit as of June 30, 2005. During the three months ended December 31, 2006 and 2005, we paid Mr. Bland $33,974 and $23,500, respectively. During the six months ended December 31, 2006 and 2005 we paid Mr. Bland $61,088 and $45,633, respectively.

11.  Recent Accounting Pronouncements

In July 2006 the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We will adopt provisions of this interpretation beginning with the Company’s first quarter of fiscal year 2008. We do not expect the application of the standard to have a material impact on our consolidated financial position or results of operations.

Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior-Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” — The Securities and Exchange Commission released SAB 108 to provide interpretive guidance on how the effects of the carry over or reversal of prior year misstatements should be considered in quantifying a current year misstatement. There have been two approaches commonly used to quantify such errors. Under one approach, the error is quantified as the amount by which the current year income statement is misstated. The other approach quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. We do not expect the application of this interpretation to have a material impact on our consolidated financial position or results of operations. SAB 108 is effective for fiscal years beginning after November 15, 2007.

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

12.  Legal Proceedings

Contract Claim. In January 2004 we filed a formal proceeding with NASA seeking indemnification under our Research and Logistics Mission Support contract in the amount of $87.7 million for the value of our research double module (“RDM”) and related equipment that was destroyed during the Space Shuttle Columbia tragedy. NASA responded to this contract claim on October 5, 2004. NASA’s determination claims that its liability is limited to $8.0 million. We received payment from NASA of $8.2 million, which included $0.2 million of interest, in October 2004. In January 2005 we filed an appeal of NASA’s decision to deny its claim for indemnification in excess of $8.0 million with the Armed Services Board of Contract Appeals. On July 12, 2006 the court denied NASA’s motion for summary judgment in the matter and directed the parties to proceed with discovery. NASA and the Company have proposed a discovery plan that would lead to a hearing by the court in July 2008. In accordance with that plan, the parties have committed to a non-binding settlement conference on a to-be-determined date in February 2007.

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

Lloyd’s Complaint. In January 2004 Lloyd’s of London, our insurer for the RDM, filed a complaint in the United States District Court for the Western District of Washington seeking the return of the $17.7 million Lloyd’s had paid to us under the RDM insurance policy. On May 12, 2005 both parties agreed to jointly pursue recovery against NASA, with us in full control of the appeals process. Lloyd’s will participate in any recovery, both pursuant to our administrative claim and our tort claim against NASA, net of legal costs, in accordance with a pre-agreed schedule under which our liability to Lloyd’s ranges from a minimum of $0.5 million if we do not recover any additional amounts to approximately $17.7 million if we recover over $70.0 million from NASA. Also in accordance with the agreement, Lloyd’s dismissed its complaint against us with prejudice. We recorded a charge in our fourth quarter fiscal year 2005 financial statements of $0.5 million pending a final resolution of our actions against NASA.

13.  Restricted Cash

In December 2006 our Astrotech subsidiary was awarded a contract with a governmental agency to modify one of our payload processing facilities to specific requirements of a programmed mission. Under the terms of this $20.0 million fixed price contract, we will own the improvements after completion of the contract obligations. We have entered into a firm fixed price construction subcontract with J. P. Donovan Construction, Inc. to provide a significant portion of the design and construction work that will be required under our contract. In accordance with our contracts, payments will be received from our customer on a milestone schedule that generally provides receipt of cash before payments are required to the contractor under their milestone schedule. Receipts in advance of disbursements will be retained in a restricted cash account within our subsidiary company and used exclusively for purposes of the contract obligations. As of December 31, 2006, cash receipts of $6.0 million have been designated as restricted cash.

14.  Subsequent Events

On January 18, 2007 we announced a reduction in staff resulting in the elimination of approximately 36 positions or 16% of our workforce. Planned cash expenditures associated with the restructuring are estimated at $450,000. This reduction in force is anticipated to result in cost reductions of approximately $3.9 million on an annual basis.

Our $5.0 million revolving credit facility with a bank expired on February 11, 2007. We have no current plans to extend or replace this credit facility, but the Company is pursuing alternative credit sources.

On January 19, 2007 the Company filed Form 8-K with the SEC announcing a change in the Company’s independent registered public accounting firm from Grant Thornton LLP to PMB Helin Donovan LLP. The document can be found at www.sec.gov.

On January 30, 2007 Sea Launch experienced a launch explosion resulting in the loss of a satellite and damage to the floating launch platform. A full inspection and evaluation of the damage incurred and the impact on future launch schedules has yet to be completed, however, preliminary reports indicate that one or more scheduled future launches will be deferred. We are paid under our contract with Sea Launch upon launch of each mission; therefore, anticipated future revenues will be impacted.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our consolidated financial statements and notes thereto and the discussion “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A. ― “Risk Factors” included in our 2006 Annual Report Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements.

OVERVIEW

Forward Looking Statements

This document may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including (without limitation) statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources.” Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. In addition to those risks and uncertainties discussed herein, such risks and uncertainties include, but are not limited to, whether we will fully realize the economic benefits under our NASA and other customer contracts, continued utilization by NASA and others of our habitat modules and related commercial space assets, completion of the International Space Station (“ISS”), continued availability and use of the U.S. space shuttle system, technological difficulties, product demand, and market acceptance risks, the effect of economic conditions, uncertainty in government funding, and the impact of competition, delays, and uncertainties in future space shuttle missions and ISS programs, uncertainties related to the Government’s commitment to President Bush’s Vision for Space Exploration, and resolution of our claims against NASA arising from the loss of our RDM on the Columbia orbiter during the STS-107 mission.

Financial Summary

SPACEHAB’s first six months operating results were below management’s expectations, however, the Company’s revenues significantly exceeded the first six months of the prior fiscal year and the net loss of $1.9 million improved substantially from the loss of $10.8 million in the first six months of the prior fiscal year. The prior year’s comparable periods included a charge of $6.3 million for the write down of book value of one of our two space shuttle logistics modules. The remaining module recently completed STS-116 and is scheduled to fly on STS-118 in June and July 2007.

The following table illustrates financial highlights for the six months ended December 31, 2006 and December 31, 2005:

For the Six Months Ended	2006	2005	Percent Change
	(in millions except per share amounts)
December 31:
Revenue	27.7	23.8	24%
Net Loss	(1.9)	(10.8)	98%
Diluted EPS	(0.15)	(0.85)	85%
As of December 31:
Cash and Cash Equivalents	5.4	3.8	200%
Restricted Cash	6.0	-
Total Debt	63.3	65.4	(3%)
Stockholders Equity	1.2	4.3	(35%)

Industry and Market Overview

We provide facilities and services to the space industry, which encompasses governmental, commercial, and defense sectors. Our research and logistics modules were designed and developed to provide enhanced payload capability and flexibility to the U.S. Space Shuttle Program which is operated by NASA. Our Astrotech operations provide facilities for pre-launch preparation of spacecraft in support of the commercial communications satellite industry,

NASA’s exploratory spacecraft programs and the Department of Defense satellite programs. We also provide engineering and administrative support services to NASA.

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

We believe the impacts of this vision are materializing over time, and we will continue to align our business direction to remain a constructive force in NASA’s spaceflight program while positioning for a greater commercial role in the developing space industry. In the long term we believe that our core competencies offer opportunities to continue to provide services as well as to design, build, and operate assets that could support commercial initiatives in low earth orbit and beyond. We plan to pursue these new opportunities. In the near term our primary objective is to continue providing services to NASA and the space community in support of the space shuttle and the International Space Station programs. We expect that the space shuttle and International Space Station will remain an integral part of the human spaceflight program through 2010 and the International Space Station will continue to support human spaceflight beyond 2010.

We are engaged in defining commercial payload service solutions capable of meeting the International Space Station on-orbit re-supply and return requirements created by the mandated retirement of the space shuttle. These activities, some of which leverage our international strategic partnerships and intellectual property rights, include the potential development of an affordable cargo transportation system based on existing commercial launch vehicles and our modular payload integration architecture to transport pressurized and unpressurized cargo to and from space. We further believe that our experience and expertise in the conceptual design, development, ground processing, and on-orbit operations support of payload and crew accommodations position us well for a role in the development of commercial access to space as well as NASA’s space exploration systems, the envisioned next phase in human exploration of space.

We also look for a growing commercial role in the servicing and fleet management of commercial communications satellites. Our long term critical role in preparing commercial communications satellites for launch positions us for expanding our service offerings to satellite on-orbit operations and potentially spacecraft servicing.

We operate in three main areas generally related to spaceflight activities within the aerospace industry: space assets and mission support services for manned and unmanned space exploration and research missions; commercial and exploratory spacecraft pre-launch services; and engineering and administrative services in support of government space operations. Because of the diversity among the operations of our activities, we report the results of each business as a separate segment in our consolidated financial statements. Our consolidated financial results also reflect corporate-level expenses such as general and administrative, interest, and depreciation and amortization, which due to their nature, are not reported as a separate segment.

Business Segments

Follows is a brief discussion of each of our three business segments, including a list of key factors that have affected, and are expected to continue to affect, their respective earnings and cash flows. We also present a brief discussion of our corporate-level expenses along with a summary of our current liquidity position and items that could impact our liquidity position in fiscal year 2007 and beyond.

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

Additionally, we provide cargo shipment coordination services to NASA for all U.S. cargo shipped to the International Space Station via the Russian Progress space vehicle. These services are provided under contract with Lockheed Martin, the prime Cargo Mission Contract contractor to NASA. We also provide research access to space and on the International Space Station to the Japanese Aerospace Exploration Agency through Rocket Space Corporation-Energia (“RSC-Energia”), a major Russian aerospace enterprise.

The primary factors impacting our SFS business unit earnings and cash flows are the number of space shuttle missions flown and the configuration of the cargo handling and research logistics required for each mission. Our revenues and earnings, if any, from each mission are dependent upon the space assets required in the cargo or research logistics configuration and the mission support services required to employ those assets. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business unit include:

•                  Congress’ funding for NASA and the allocation of that funding to International Space Station operations and space shuttle cargo missions

•                  The dependability of the U.S. space shuttle launch schedule and mission manifests

•                  The role of international space research projects flying on future space shuttle and Russian and European Space Agency missions

•                  The growth of space exploration programs within NASA and NASA’s commitment to the President’s Vision for Space Exploration regarding enhancement of the role of commercial enterprise in space exploration programs

•                  Our operating lease commitments to Astrium GmbH for the ICC/VCC cargo carriers

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

The earnings and cash flows generated from our Astrotech operations are related to the number of commercial spacecraft launches, which reflects the growth in the satellite-based communication industries and the requirement to replace aging satellites. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business include:

•                  Our ability to control our capital expenditures which are primarily limited to modifications to accommodate payload processing for new launch vehicles, maintenance and safety, environmental and reliability projects, and other costs, through disciplined management and safe, efficient operations

•                  The continuing limited availability of competing facilities at the major domestic launch sites that can offer compatible services, leading to an increase in government use of our services

SPACEHAB Government Services. Our SGS business unit generates revenue by providing support to the U.S. Government in the areas of large-scale configuration and data management programs such as the International Space Station; specialized hardware design, development, and fabrication; low- to high-fidelity mockup design and construction; and safety and quality support services. This business unit offers a wide array of products and services in these varied fields. Our SGS business unit currently provides configuration management services as a subcontractor of ARES Corporation under ARES’ Program Integration and Control (“PI&C”) contract with NASA.

Earnings from our SGS business unit operations are dependent on our ability to continue to win contracts with NASA or other government entities through the competitive bidding process and our performance under those contracts in achieving performance bonuses. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business include:

•                  Continuation, through the government fiscal year 2008, of our PI&C contract with the International Space Station program and exercise of the contract options through the government fiscal year 2010

•                  Our ability to maintain small business qualification for our SGS business unit under NASA contracting rules

•                  Our ability to control costs within our budget commitments

Corporate and Other. Significant items impacting future earnings and cash flows include:

•                  Interest expense on our convertible notes, cost relative to the refinancing of our long-term debt during fiscal year 2006, and interest savings on the now repaid mortgage loan on our Astrotech Florida assets

•                  The ultimate settlement of our claim against NASA for indemnification of our asset losses on the Space Shuttle Columbia mission and/or our tort claim

•                  Income taxes, of which we currently only pay alternative minimum tax and minimal state income taxes; income taxes will also be impacted by our ability to realize our significant deferred tax assets, including loss carry forwards

Revenue

Our revenue for the six months ended December 31, 2006 and 2005 was generated primarily from the Lockheed Martin CMC subcontract and contracts with related commercial customers in the SFS segment; the PI&C contract in the SGS segment; and our contracts with Lockheed Martin, Boeing, NASA and other commercial satellite providers in the Astrotech segment.

Our SFS business segment is supporting NASA’s space shuttle and ISS assembly activities and is continuing operations in preparation for shuttle mission STS-118. Our patented module and ICC are scheduled for use on the STS-118 mission. For this mission, the ICC has been modified to serve as a deployable pallet which will be permanently attached to the ISS and serve as a commercially-provided space parts warehouse. Shuttle mission STS-118 is the last mission currently under contract for our modules although we believe that future mission manifests could benefit from the additional cargo capacity and flexibility the modules offer and will continue to keep our modules available as NASA finalizes the remaining space shuttle flights manifests. We have also returned our ICC and VCC pallets to Astrium GmbH for their marketing and operation of possible future missions. We will continue to provide support services to Astrium on an as-needed basis.

Astrotech derives its revenue by providing support necessary for its customers to successfully process their spaceflight hardware for launch, including advance planning; use of unique facilities; and spacecraft checkout, encapsulation, fueling, transport, and remote control through launch. During the six months ended December 31, 2006 we were awarded a new indefinite-delivery, indefinite-quantity (“IDIQ”) contract with NASA in the amount of $9.5 million for payload processing support on several future NASA spacecraft.

During the quarter ended December 31, 2006, Astrotech was awarded a $20.0 million contract for the U.S. Government, Office of Sea Launch for the design and construction of modifications to our payload processing facility at the VAFB location. During the three months ended December 31, 2006, Astrotech received $6.0 million from the U.S. Government, Office of Sea Launch as an initial payment under this contract. We have designated this cash as restricted cash, recognizing its commitment to obligations under the contract and have recognized a liability for those anticipated obligations.

SPACEHAB Government Services continues its support of NASA’s ISS program, with much of its revenue generated in the areas of configuration and data management supporting the final acceptance of space station hardware and software for NASA and the sixteen international partners.

During the three months ended December 31, 2006, deferred revenue decreased by $0.5 million. During the six months ended December 31, 2006 deferred revenue increased by an insignificant amount. This is a result of us receiving cash for contractual obligated work that has not been performed as of the end of the period.

Costs of Revenue

We have several types of costs of revenue in our business segments. Costs of revenue for SFS include integration and operations expenses associated with the performance of two types of efforts: (i) sustaining engineering in support of all missions under a contract and (ii) mission specific support. Costs associated with the performance of the contracts, using the percentage-of-completion method of revenue recognition, are expensed as incurred. Costs associated with the cost-plus award and fixed-fee contracts are expensed as incurred by SGS. Other costs of revenue include depreciation expense and costs associated with the Astrotech payload processing facilities. Selling, general and administrative, interest, and other expenses are recognized when incurred.

RESULTS OF OPERATIONS

For the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.

Revenue. Revenue increased approximately 9% to $12.9 million for the three months ended December 31, 2006 as compared to $11.8 million for the three months ended December 31, 2005 (in millions).

	Three Months Ended
	December 31,		Dollar	Percent
	2006	2005	Change	Change
SPACEHAB Flight Services	$9.9	$7.0	$2.9	41%
Astrotech Space Operations	1.1	3.2	(2.1)	(66%)
SPACEHAB Government Services	1.9	1.3	0.6	46%
Other	-	0.3	(0.3)	100%
	$12.9	$11.8	$1.1	9%

Revenue from our SFS business unit increased by $2.9 million for the period ending December 31, 2006 as compared to the same period ending December 31, 2005. The following summarizes the significant items that affected the quarter ended December 31, 2006 as compared to the quarter ended December 31, 2005:

•                  Increase in revenue from STS-116 and STS-118 under the CMC with Lockheed Martin of $4.3 million due to increased mission activities and change orders due to the launch of STS-116 in December 2006 and the scheduled launch of STS-118 in June 2007

•                  Decrease in revenue from External Stowage Platform 2 (“ESP2”) of $0.1 million due to the launch of STS-114 in July 2005

•                  Decrease in revenue from STS-121 of $1.1 million due to the launch of STS-121 in July 2006

•                  Other contract revenue decrease of $0.2 million

Revenue from our Astrotech business unit decreased by $2.1 million for the three months ended December 31, 2006 as compared to the three month period ending December 31, 2005. The following summarizes significant items that affected the three months ended December 31, 2006 as compared to the same period ended December 31, 2005:

•                  Increase in revenue of $0.1 million from a new contract to design a satellite processing facility

•                  Increase in revenue of $0.5 million due to three different satellites in our Florida facility for processing for all of or portions of the three month period ending December 31, 2006. Whereas, for the same period last fiscal year, there were only two satellites in our Florida facility

•                  Decrease in revenue of $0.9 million due to the recognition of one floater mission under our Lockheed Martin guaranteed missions during the three month period ending December 31, 2005

•                  Decrease in revenue of $2.6 million due to the reduction of revenue on our Lockheed Martin guaranteed missions contract for two future missions that will be processed for Boeing on Atlas launch vehicles partially offset by one Atlas mission currently being processed at the Titusville facility that was contracted directly with Boeing

Revenue from our SGS business unit increased by $0.6 million for the period ending December 31, 2006 as compared to the same period ending December 31, 2005. The following summarizes the significant items that affected the quarter ended December 31, 2006 as compared to the quarter ended December 31, 2005:

•                  Increase in revenue from the sale of our Destiny module to the Seattle Space Museum in the amount of $0.3 million during the three month period ending December 31, 2006

•                  Increase in revenue from a new contract with USA for support of the Constellation Program of $0.3 million

Cost of Revenue. Cost of revenue for the three months ended December 31, 2006 decreased by 31% to approximately $11.1 million, as compared to $16.1 million for the same period of the prior year (in millions).

	Three Months Ended
	December 31,		Dollar	Percent
	2006	2005	Change	Change
SPACEHAB Flight Services	$7.5	$12.8	$(5.3)	(41%)
Astrotech Space Operations	2.2	2.0	0.2	10%
SPACEHAB Government Services	1.3	1.1	0.2	18%
Other	0.1	0.2	(0.1)	(50%)
	$11.1	$16.1	$(5.0)	(31%)

The following summarizes significant items that affected the three months ended December 31, 2006 as compared to the same period ended December 31, 2005 for SFS:

•                  Increase in cost of revenue, other than direct depreciation cost of revenue, for STS-116 and STS-118 under the CMC with Lockheed Martin of $2.1 million due to increased mission activities due to the launch of STS-116 in December 2006 and the scheduled launch of STS-118 in June 2007

•                  Decrease in cost of revenue of $0.9 million for STS-121 due to the launch of STS-121 in July 2006

•                  Decrease in cost of revenue of $6.3 million due to the write-down of our flight asset during the three month period ending December 31, 2005

•                  Other cost of revenue decrease of $0.1 million

The increase in cost of revenue of $0.2 million in our Astrotech business unit is primarily due to the startup of our contract to design a new satellite processing facility and an increase in other mission specific expenses due to the mission activity during the period.

The increase in cost of revenue of $0.2 million in our SGS business unit is primarily due to the startup of our contract with USA on the Constellation Program, and increased contract activities on the PI&C contract.

Operating Expenses. Operating expenses increased to $2.9 million for the three months ended December 31, 2006 as compared to approximately $2.8 million for the three months ended December 31, 2005. The following summarizes the significant differences between the two periods:

•                  Legal expenses increased by $0.1 million. This increase is mainly due to the claims against NASA for the loss of the RDM

Interest Expense. Interest expense was approximately $1.1 million for the three months ended December 31, 2006 as compared to approximately $1.9 million for the three months ended December 31, 2005. The decrease in interest expense is primarily due to the conversion of $52.9 million of 8% convertible subordinated notes due October 2007 into 5.5% senior convertible notes due October 2010 and the write-off of $0.6 million of debt placement costs due to the conversion of the notes during the three month period ended December 31, 2005.

Interest and Other Income. Interest income is earned on our mortgage receivable due to the sale of our payload processing facility in our SFS segment. Additionally the gain on the sale of The Space Store, LLC of $189,000 was recorded as other increase for the period ended December 31, 2006.

Income Taxes. Based on our projected effective tax rate for fiscal year 2007 and 2006, we recorded a tax benefit of $69,000 for the three month period ending December 31, 2006 and no tax expense for the three month period ending December 31, 2005.

Net Loss. Net loss for the three months ended December 31, 2006 was approximately $1.8 million or $0.14 per share as compared to net loss of approximately $8.9 million or $0.70 per share for the three months ended December 31, 2005.

For the six months ended December 31, 2006 as compared to the six months ended December 31, 2005.

Revenue. Revenue increased approximately 16% to $27.7 million for the six months ended December 31, 2006 as compared to $23.8 million for the six months ended December 31, 2005 (in millions).

	Six Months Ended
	December 31,		Dollar	Percent
	2006	2005	Change	Change
SPACEHAB Flight Services	$20.0	$15.5	$4.5	29%
Astrotech Space Operations	4.2	5.3	(1.1)	(26%)
SPACEHAB Government Services	3.3	2.5	0.8	32%
Other	0.2	0.5	(0.3)	(60%)
	$27.7	$23.8	$3.9	16%

Revenue from our SFS business unit increased by $4.5 million for the period ending December 31, 2006 as compared to the same period ending December 31, 2005. The following summarizes the significant items that affected the period ended December 31, 2006 as compared to the period ended December 31, 2005:

•                  Increase in revenue from STS-116 and STS-118 under the CMC with Lockheed Martin of $8.1 million due to increased mission activities and change orders due to the launch of STS-116 in December 2006 and the scheduled launch of STS-118 in June 2007

•                  Decrease in revenue from ESP2 of $0.7 million due to the launch of STS-114 in July 2005

•                  Decrease in revenue from Concept Exploration and Refinement (“CE&R”) contract of $0.4 million that was completed in the first quarter of fiscal year 2006

•                  Decrease in revenue from STS-121 of $2.1 million due to the launch of STS-121 in July 2006

•                  Other contract revenue decrease of $0.4 million

Revenue from our Astrotech business unit decreased by $1.1 million for the six months ended December 31, 2006 as compared to the six month period ending December 31, 2005. The following summarizes significant items that affected the six months ended December 31, 2006 as compared to the same period ended December 31, 2005:

•                  Increase in revenue of $0.7 million from a new contract to design a satellite processing facility

•                  Astrotech supported two satellite launches at its Sea Launch facility during the period ending December 31, 2006 which resulted in an increase in revenue of $0.5 million. In the period ending December 31, 2005, Astrotech  supported one satellite launch at its Sea Launch facility

•                  Increase in revenue of $0.4 million due to three different satellites in our Florida facility for all of or portions of the six month period ending December 31, 2006.  Whereas, for the same period last fiscal year, there were only two satellites in our Florida facility

•                  Decrease in revenue of $0.9 million due to us recognizing one additional guaranteed mission under our Lockheed Martin contract for the period ending December 31, 2005

•                  Decrease in revenue of $2.6 million due to the reduction of revenue on our Lockheed Martin guaranteed missions contract for two future missions that will be processed for Boeing on Atlas launch vehicles partially offset by one Atlas mission currently being processed at the Titusville facility that was contracted directly with Boeing

Revenue from our SGS business unit increased by $0.8 million for the period ending December 31, 2006 as compared to the same period ending December 31, 2005. The following summarizes the significant items that affected the period ended December 31, 2006 as compared to the period ended December 31, 2005:

•                  Increase in revenue from our subcontract with ARES on the PI&C contract of $0.2 million. This increase is due to an increase of contract activities during the period as compared to the same period last year

•                  Increase in revenue from a new contract with USA for support of the Constellation Program of $0.3 million

•                  Increase in revenue from the sale of our Destiny module to the Seattle Space Museum in the amount of $0.3 million during the six month period ending December 31, 2006

Cost of Revenue. Cost of revenue for the six months ended December 31, 2006 decreased by 16% to approximately $22.2 million, as compared to $26.3 million for the same period of the prior year (in millions).

	Six Months Ended
	December 31,		Dollar	Percent
	2006	2005	Change	Change
SPACEHAB Flight Services	$14.8	$19.8	$(5.0)	(25%)
Astrotech Space Operations	4.8	4.0	0.8	20%
SPACEHAB Government Services	2.5	2.2	0.3	14%
Other	0.1	0.3	(0.2)	(67%)
	$22.2	$26.3	$4.1	(16%)

The following summarizes significant items that affected the six months ended December 31, 2006 as compared to the same period ended December 31, 2005 for SFS:

•                  Increase in cost of revenue, other than direct depreciation cost of revenue, for STS-116 and STS-118 under the CMC with Lockheed Martin of $4.1 million due to increased mission activities due to the launch of STS-116 in December 2006 and the scheduled launch of STS-118 in June 2007

•                  Increase in depreciation expense of $0.4 million due to the change of depreciable lives of the flight assets from June 30, 2016 to December 31, 2010 during the second quarter of fiscal year 2006 to align with the end of the space shuttle life

•                  Decrease in cost of revenue of $6.3 million due to the write-down of our flight assets during the six month period ending December 31, 2005

•                  Decrease in cost of revenue of $1.8 million for STS-121 due to the launch of STS-121 in July 2006

•                  Decrease in cost of revenue of $0.5 million for ESP2 due to the launch of STS-114 in July 2005

•                  Decrease in CE&R cost of revenue of $0.2 million that was completed in the first quarter of fiscal year 2006

•                  Other cost of revenue decrease of $0.7 million partially due to the completion of the JETIS contract during the six month period ending December 31, 2005

The increase in cost of revenue of $0.8 million in our Astrotech business unit is primarily due to the startup of our contract to design a new satellite processing facility and an increase in other mission specific expenses due to the mission activity during the period.

The increase in cost of revenue of $0.3 million in our SGS business unit is primarily due to increased contract activities for the PI&C subcontract and the startup of our contract with USA on the Constellation Program.

Operating Expenses. Operating expenses increased to $5.7 million for the six months ended December 31, 2006 as compared to approximately $5.2 million for the six months ended December 31, 2005. The following summarizes the significant differences between the two periods:

•                  Legal expenses increased by $0.2 million. This increase is mainly due to the claims against NASA for the loss of the RDM

•                  Research and development costs increased by approximately $0.1 million. This increase is due to increased efforts on the Micro Electro Mechanical System program

•                  SFS operating expenses increased by approximately $0.2 million. This increase is due to expenses shifting from cost of revenue to operating expenses due to the completion of the CE&R contract during the period ending December 31, 2005

Interest Expense. Interest expense was approximately $2.2 million for the six months ended December 31, 2006 as compared to approximately $3.3 million for the six months ended December 31, 2005. The decrease in interest expense is primarily due to the conversion of $52.9 million of 8% convertible subordinated notes due October 2007 into 5.5% senior convertible notes due October 2010 and the write-off of $0.6 million of debt placement costs due to conversion of the notes during the six month period ending December 31, 2005.

Interest and Other Income. Interest income is earned on our mortgage receivable due to the sale of our payload processing facility in our SFS segment. Interest and other income was not significant for the six months ended December 31, 2006 and 2005. Additionally the gain on the sale of The Space Store, LLC of $189,000 was recorded as other increase for the period ended December 31, 2006.

Income Taxes. Based on our projected effective tax rate for fiscal year 2007 and 2006, we recorded a tax benefit of $69,000 for the six month period ending December 31, 2006 and $32,000 in tax expense for the six month period ending December 31, 2005.

Net Loss. Net loss for the six months ended December 31, 2006 was approximately $1.9 million or $0.15 per share as compared to net loss of approximately $10.8 million or $0.85 per share for the six months ended December 31, 2005.

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations. The principal uses of cash flow that affect our liquidity position are operational expenditures, including leases on certain space assets. In October 2007 our $10.3 million of subordinated convertible notes mature. Although the Company has cash on hand as of December 31, 2006 of $11.4 million, $6.0 million of that cash is restricted to performance under a long term contract. In addition, the Company’s only remaining contract utilizing our space shuttle configured cargo module is expected to be completed in July 2007.

Our $5.0 million bank revolving line of credit expired on February 11, 2007 and we elected not to renew or replace the facility at this time, but the Company is pursuing alternative credit sources. Our ability to redeem our maturing debt and to execute new business initiatives will be dependent upon our ability to re-negotiate our leases for our space assets; attract and implement new business initiatives; and restructure our maturing debt.

Cash Flows From Operating Activities. Cash provided by (used in) operations for the six months ended December 31, 2006 and 2005 was $6.8 million and ($0.2) million, respectively. The significant items affecting the differences in cash flows from operating activities for the six months ended December 31, 2006 as compared to the six months ended December 31, 2005 are discussed below:

•                  Net loss for the six months ended December 31, 2006 was $1.9 million as compared to net loss for the six months ended December 31, 2005 of $10.8 million. Included in the net loss for the six months ended December 31, 2005 is $6.3 million recognized as a result of the write-down of our flight unit three asset

•                  Depreciation and amortization for the six months ended December 31, 2006 was $3.2 million as compared to $2.9 million for the six months period ended December 31, 2005 mainly due to the change in estimated depreciable lives of our flight assets to align with NASA’s current launch planning manifest in the second quarter of fiscal year 2005

•                  For the six months ended December 31, 2006, changes in assets used cash from operations of $3.4 million resulted primarily from an increase in accounts receivable and prepaid expenses. For the six months ended December 31, 2005, changes in assets provided cash of $2.8 million

•                  For the six months ended December 31, 2005, we recorded a non-cash charge of $0.6 million due to the acceleration of debt placement costs due to the conversion of $52.9 million of 8% convertible subordinated notes due October 2007 into 5.5% senior convertible notes due October 2010

•                  Changes in liabilities for the six months ended December 31, 2006 provided cash from operations of $8.9 million. This change was due primarily to the increases in accounts payable, accrued expenses, and other liabilities of $2.9 million and an increase of $6.0 million in advances on our construction contract. The increase in advances on the construction contract was primarily due to receiving the initial milestone payment on our contract with a governmental agency to design and build a new processing facility. For the six months ended December 31, 2005, changes in liabilities consumed cash from operations of $2.2 million. This change in liabilities was primarily due to the decreases in accounts payable and accrued expenses of $2.2 million

Cash Flows From Investing Activities. For the six months ended December 31, 2006 and 2005, cash flows used in investing activities were $6.1 million and $2.9 million, respectively. The significant items affecting the differences in cash flows from investing activities for the six months ended December 31, 2006 as compared to the six months ended December 31, 2005 are discussed below:

•                  Purchases of property and equipment of $0.1 million for the six months ended December 31, 2006 as compared to $1.3 million for the six months ended December 31, 2005. This difference was primarily due to capital expenditures for our Astrotech SPF in Florida for ongoing capital improvements and to replace flight assets lost during the Columbia accident for our SFS business unit during the period ended December 31, 2005

•                  For the six months ended December 31, 2006 cash flows from investing activities included an increase in restricted cash of $6.0 million as compared to an increase in restricted cash of $1.6 million for the six months ended December 31, 2005

Cash Flows From Financing Activities. For the six months ended December 31, 2006 and 2005, cash flows used in financing activities were $1.6 million and $2.9 million, respectively. The significant items affecting the differences in cash flows from financing activities for the six months ended December 31, 2006 as compared to the six months ended December 31, 2005 are discussed below:

•                  For the six months ended December 31, 2006 we had net payments on our Astrotech payload processing facility of $1.6 million as compared to $1.0 million for the six months ended December 31, 2005. We have completely paid this mortgage as of December 31, 2006

•                  For the six months ended December 31, 2005 we incurred $1.9 million of financing costs related to the exchange of our 8% convertible subordinated notes

On March 25, 2003 the Board of Directors authorized us to repurchase up to $1.0 million of our outstanding common stock at market prices. Any purchases under our stock repurchase program may be made from time to time in the open market through block trades or otherwise in accordance with applicable regulations of the SEC. As of December 31, 2006 we had repurchased 116,100 shares at a cost of $117,320 under the program. We will continue to evaluate the stock repurchase program and the funds authorized for the program, which represents an average cost of $1.01 per share. This stock repurchase program remains available for purchases of our stock.

Management continues to focus its efforts on improving our overall liquidity through identifying new business opportunities within the areas of our core competencies, reducing operating expenses, and limiting cash commitments for future capital investments and new asset development. Additionally, management continues to evaluate operating expenses in an effort to reduce or eliminate costs not required to effectively operate the Company. On January 18, 2007, we announced a reduction in staff of approximately 36 positions or 16% of our workforce. This reduction resulted from the completion of space shuttle mission STS-116 in December 2006, leaving the Company with only the June 2007 space shuttle mission STS-118 under contract. We expect this reduction in force to result in savings of $3.9 million annually. Planned cash expenditures associated with the restructuring are estimated at $450,000.

Even with cost savings from reduction in staff and potential future staff reductions if space shuttle missions beyond STS-118 cannot be obtained, our ability to redeem our maturing debt and to execute new business initiatives will be dependent upon our ability to re-negotiate our leases for our space assets; attract and implement new business initiatives; and restructure our maturing debt.

Our contractual obligations as of December 31, 2006 are as follows (in thousands):

	At	Remaining
	December	in	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	31,	Fiscal Year	Year	Year	Year	Year	Year
Contractual Obligations	2006	2007	2008	2009	2010	2011	2012	Thereafter
Long-term Debt	$63,250	$—	$10,306	$—	$—	$52,944	$—	$—
Leases on ICC/VCC Assets[1]	9,903	1,845	3,932	4,126	—	—	—	—
Other Operating Leases[2]	12,128	1,034	1,254	951	962	750	529	6,649
Total Contractual Cash Obligations	$85,281	$2,879	$15,492	$5,077	$962	$53,694	$529	$6,649
(excluding interest payments)

1                     In fiscal year 2006 we exercised a four-year option on our ICC/VCC leases with Astrium. We have returned the ICC/VCC assets to Astrium GmbH and are re-negotiating the terms of the lease obligations.

2                     In fiscal year 2005 we executed sale leaseback transactions for our corporate and SPPF buildings. For the remainder of fiscal year 2007 we expect to receive net payments of $0.3 million for subleases. For fiscal years 2008 and 2009 we expect to receive net payments of approximately $0.4 million and $0.1 million, respectively for subleases.

As of December 31, 2006 we had a contract backlog for calendar year 2007 of $43.4 million, which if executed in accordance with current expectations, which are subject to significant risk factors (see Risks in our Form 10-K filed for our fiscal year ended June 30, 2006), is expected to yield the following cash inflows and outflows:

		(Dollars in thousands)
	Quarter	Quarter	Quarter	Quarter
	Ending	Ending	Ending	Ending
	3/31/2007	6/30/2007	9/30/2007	12/31/2007
Cash receipts expected on contracted work	17,063	12,844	8,358	5,151

Expected cash cost of operations	(16,516)	(7,950)	(7,130)	(6,138)

Astrium ICC/VCC leases	(3,704)	—	—	—

Interest and debt service	—	(1,868)	—	(12,174)

Net change in cash	(3,157)	3,026	1,228	(13,161)

Projected ending cash balance	2,328	5,354	6,582	(6,579)

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

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Contract Claim. In January 2004 we filed a formal proceeding with NASA seeking indemnification under our Research and Logistics Mission Support contract in the amount of $87.7 million for the value of our RDM and related equipment that was destroyed during the Space Shuttle Columbia tragedy. NASA responded to this contract claim on October 5, 2004. NASA’s determination claims that its liability is limited to $8.0 million. We received payment from NASA of $8.2 million, which included $0.2 million of interest, in October 2004. In January 2005 we filed an appeal of NASA’s decision to deny its claim for indemnification in excess of $8.0 million with the Armed Services Board of Contract Appeals. On July 12, 2006 the court denied NASA’s motion for summary judgment in the matter and directed the parties to proceed with discovery. NASA and the Company have proposed a discovery plan that would lead to a hearing by the court in July 2008. In accordance with that plan, the parties have committed to a non-binding settlement conference on a to-be-determined date in February 2007.

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

Lloyd’s Complaint. In January 2004 Lloyd’s of London, our insurer for the RDM, filed a complaint in the United States District Court for the Western District of Washington seeking the return of the $17.7 million Lloyd’s had paid to us under the RDM insurance policy. On May 12, 2005 both parties agreed to jointly pursue recovery against NASA, with us in full control of the appeals process. Lloyd’s will participate in any recovery, both pursuant to our administrative claim and our tort claim against NASA, net of legal costs, in accordance with a pre-agreed schedule under which our liability to Lloyd’s ranges from a minimum of $0.5 million if we do not recover any additional amounts to approximately $17.7 million if we recover over $70.0 million from NASA. Also in accordance with the agreement, Lloyd’s dismissed its complaint against us with prejudice. We recorded a charge in our fourth quarter fiscal year 2005 financial statements of $0.5 million pending a final resolution of our actions against NASA.

ITEM 1A.  RISK FACTORS

Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future results of operations. The information presented below is a discussion of the material changes and/or updates to these risk factors and should be read in conjunction with the risk factors and information disclosed in the Form 10-K.

As previously discussed in our fiscal year ended 2006 Form 10-K, the Company has identified a risk that our financial condition and results of operations could be materially adversely affected if our flight assets are not utilized beyond the single remaining mission as of December 31, 2006, in which our single module is currently scheduled for a June 2007 launch on the space shuttle.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2006 we did not issue any unregistered securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the six months ended December 31, 2006 we did not have any defaults upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on December 12, 2006. A quorum of at least one-third of the issued and outstanding Common Stock and Series B Senior Convertible Preferred Stock of the Company, voting together, was present and voting.

(a)          At the Annual Meeting of Shareholders, candidates for the Board of Directors stood for and were duly elected, with each nominee receiving a vote of at least 9,924,169 votes.

The directors elected by the holders of the Common Stock are:

	For	Withheld
Dr. Edward E. David, Jr.	10,090,341	433,494
Myron J. Goins	10,096,394	427,441
Michael E. Kearney	10,095,959	427,876
Roscoe M. Moore, III	10,028,915	494,920
Thomas B. Pickens, III	9,924,169	599,666
Barry A. Williamson	9,955,923	567,912

The director elected by the holder of the Series B Senior Convertible Preferred Stock is:

	For	Withheld
Dr. Stefan Fritz Graul	1,333,334	0

The following matter was brought to a vote of the shareholders at the meeting:

(b)         The ratification of the appointment of Grant Thornton LLP as the Company’s independent auditors for fiscal year 2006.

Number of Votes
For	10,187,982
Against	58,006
Abstain	277,847
Broker Non-Votes	0

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

10.1	Separation Agreement and Mutual Release between SPACEHAB, Inc. and Michael E. Bain.

10.2	Separation Agreement and Mutual Release between SPACEHAB, Inc. and E. Michael Chewning.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPACEHAB, INCORPORATED

Date: February 13, 2007	/s/Thomas B. Pickens, III
Thomas B. Pickens, III
President and Chief Executive Officer

/s/Brian K. Harrington
Brian K. Harrington
Senior Vice President and Chief Financial Officer