Form 10-Q
period 2007-03-31
SPACEHAB INC \WA\
filed 2007-05-11
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐ No ☒

As of May 7, 2007 there were 12,989,213 shares of the registrant’s common stock outstanding.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

MARCH 31, 2007 QUARTERLY REPORT ON FORM 10-Q

DEFINITIONS

As used in this Form 10-Q, the abbreviations and acronyms contained herein have the meanings set forth below. Additionally, the terms “SPACEHAB”, “the Company”, “we”, “us” and “our” refer to SPACEHAB, Incorporated and its subsidiaries, unless the context clearly indicates otherwise.

1994 Plan	1994 Stock Incentive Plan
Astrium	Astrium GmbH
Astrotech	Astrotech Space Operations
Boeing	The Boeing Company
CE&R	Concept Exploration and Refinement
CMC	Cargo Mission Contract
Common stock	SPACEHAB common stock
EPS	Earnings Per Share
ESP2	External Stowage Platform 2
FASB	Financial Accounting Standards Board
ICC	Integrated Cargo Carrier
IDIQ	Indefinite-Delivery, Indefinite-Quantity
ISS	International Space Station
Lloyd’s	Lloyd’s of London
Lockheed Martin	Lockheed Martin Corporation
NASA	National Aeronautics and Space Administration
PI&C	Program Integration and Control
RDM	Research Double Module
RSC Energia	Rocket Space Corporation-Energia
SAB	Staff Accounting Bulletin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFS	SPACEHAB Flight Services
SGS	SPACEHAB Government Services
SMI	Space Media, Inc.
SMI Plan	Space Media, Inc. Stock Option Plan
SPF	Spacecraft Processing Facility
VAFB	Vandenberg Air Force Base
VCC	Vertical Cargo Carrier

PART I:  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	June 30,
	2007	2006
	(unaudited)
ASSETS
Cash and cash equivalents	$12,328	$6,317
Restricted cash	7,181	—
Accounts receivable, net	11,528	11,379
Inventory	2,369	2,369
Prepaid expenses and other current assets	892	610
Total current assets	34,298	20,675
Property and equipment, net of accumulated depreciation and amortization of $54,994 and $50,620, respectively	57,677	61,637
Deferred financing costs, net	1,728	2,124
Other assets, net	1,237	1,014
Total assets	$94,940	$85,450
LIABILITIES AND STOCKHOLDERS’ EQUITY
Convertible 8% subordinated notes payable	$10,306	$—
Mortgage loan payable	—	1,636
Accounts payable	696	1,598
Accounts payable-Astrium	5,263	3,386
Accrued interest	1,723	804
Accrued expenses	1,551	2,394
Accrued subcontracting services	9,270	6,562
Advances on construction contract	7,143	—
Customer deposits	3,106	—
Deferred gains on sale of buildings	221	221
Deferred revenue, current portion	1,397	1,321
Total current liabilities	40,676	17,922
Accrued contract cost and other	78	96
Deferred gains on sale of buildings	1,207	1,373
Convertible 8% subordinated notes payable	—	10,306
Senior convertible 5.5% notes payable	52,944	52,944
Total liabilities	94,905	82,641
Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value, convertible, authorized 2,500,000 shares, issued and 1,333,334 shares, (liquidation preference of $12,000)	11,892	11,892
Common stock, no par value, 70,000,000 shares authorized, 13,105,313 and 12,976,264 shares issued, respectively	84,105	84,030
Treasury stock, 116,100 shares, at cost	(117)	(117)
Additional paid-in capital	502	284
Accumulated deficit	(96,347)	(93,280)
Total stockholders’ equity	35	2,809
Total liabilities and stockholders’ equity	$94,940	$85,450

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share data)

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
Revenue	$12,183	$12,400	$39,932	$36,178
Costs of revenue	9,757	9,979	31,962	29,980
Impairment of flight asset	—	—	—	6,283
Gross profit (loss)	2,426	2,421	7,970	(85)
Operating expenses:
Selling, general and administrative	2,597	2,923	7,963	7,858
Research and development	177	91	542	302
Total operating expenses	2,774	3,014	8,505	8,160
Income (loss) from operations	(348)	(593)	(535)	(8,245)
Interest expense	(1,068)	(1,168)	(3,225)	(4,428)
Interest and other income, net	221	88	624	260
Loss before income taxes	(1,195)	(1,673)	(3,136)	(12,413)
Income tax (expense) benefit	—	—	69	(32)
Net loss	$(1,195)	$(1,673)	$(3,067)	$(12,445)
Loss per share:
Net loss per share — basic	$(0.09)	$(0.13)	$(0.24)	$(0.98)
Shares used in computing net loss per share — basic	12,968,300	12,765,720	12,916,027	12,718,168

Net loss per share — diluted	$(0.09)	$(0.13)	$(0.24)	$(0.98)
Shares used in computing net loss per share — diluted	12,968,300	12,765,720	12,916,027	12,718,168

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net loss	$(3,067)	$(12,445)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	218	198
Impairment of flight assets	—	6,283
Depreciation and amortization, including debt issuance cost of $0.4 million and $0.4 million	4,771	4,462
Write-off of debt placement fees	—	591
Recognition of deferred gain	(166)	(166)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(410)	5,382
Increase in prepaid expenses and other current assets	(210)	(301)
(Increase) decrease in other assets	(35)	121
Increase (decrease) in deferred revenue	76	(394)
Increase in accounts payable, accounts payable-Astrium, accrued interest, and accrued expenses	1,051	740
Increase (decrease) in accrued subcontracting services and other	2,708	(2,041)
Increase in advance on construction contract	7,143	—
Increase in customer deposits	3,106	—
Decrease in long-term accrued contract costs and other liabilities	(18)	(103)
Net cash provided by operating activities	15,167	2,327
Cash flows from investing activities
Purchases of property, equipment and leasehold improvements, net of reimbursements	(414)	(1,327)
(Increase) decrease in restricted cash	(7,181)	970
Net cash used in investing activities	(7,595)	(357)
Cash flows from financing activities
Payment of mortgage loan	(1,636)	(1,531)
Increase in deferred financing costs	—	(1,936)
Proceeds from issuance of common stock, net of expenses	75	111
Net cash used in financing activities	(1,561)	(3,356)
Net change in cash and cash equivalents	6,011	(1,386)
Cash and cash equivalents at beginning of period	6,317	7,327
Cash and cash equivalents at end of period	$12,328	$5,941

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

Our Flight Services (“SFS”) business unit is continuing operations for the U.S. space shuttle program, supporting the August 2007 scheduled launch of space shuttle mission STS-118 through the use of our pressurized laboratory and logistics supply module and cargo carrier. In support of our space flight hardware for this mission, we are providing cargo processing services, including payload packing and crew training for International Space Station resupply operations.

Our Astrotech Space Operations (“Astrotech”) subsidiary provides commercial spacecraft launch processing services and payload processing facilities in the U.S. These services, provided on a fixed-price basis, are offered at the Astrotech facilities in Titusville, Florida and Vandenberg Air Force Base (“VAFB”) in California. Additionally, Astrotech supplies payload processing and facilities maintenance support services to Sea Launch Company, LLC for its Sea Launch program at the Home Port facilities in Long Beach, California.

Our SPACEHAB Government Services (“SGS”) subsidiary manages space related projects in need of comprehensive engineering and administrative solutions and provides unique capabilities such as specialty engineering, hardware design and development, and configuration and data management. SGS also designs and fabricates space flight hardware. We continuously review and seek new business opportunities with NASA and other government entities, either through current contract expansion or teaming with other aerospace companies on new contract bid initiatives.

Our business today is highly dependent on the U.S. space program in general and on NASA and its space shuttle and International Space Station programs in particular. The Company’s space shuttle configured cargo module completed mission STS-116 in December and is now being configured to participate in mission STS-118 scheduled for launch in August 2007. The Company has no further contracted missions for its modules after STS-118, although our modules remain available and we believe offer significant cost savings to NASA on future space shuttle manifests. In addition, under agreement with Astrium GmbH, (“Astrium”) the Company has withdrawn from soliciting future space shuttle missions utilizing the integrated cargo carriers (“ICC”) developed by the Company, but previously operated under leases from Astrium. All future ICC missions will be marketed by Astrium with the Company providing support services on an as-needed basis.

As of March 31, 2007, the Company had unrestricted cash on hand of $12.3 million and cash restricted to performance under a long term construction contract of $7.2 million. The Company’s 8% subordinated notes in the amount of $10.3 million mature in October 2007. For the nine months ended March 31, 2007 the Company generated $15.2 million of cash from operating activities. We expect to generate positive cash flows from operations through completion of space shuttle mission STS-118. Thereafter, the Company’s ability to generate cash flow from operations will be dependent upon its success in attracting new or incremental business and continued performance under our current backlog of contracted missions.

The Company’s $5.0 million bank revolving line of credit expired on February 11, 2007 and the Company did not renew or replace the facility. Our ability to redeem our maturing debt and to execute new business initiatives will be dependent upon our ability to renegotiate our leases with Astrium for our ICC assets; attract and implement new business initiatives; and restructure our maturing debt.

On October 3, 2006 the Company received a letter from The NASDAQ     Stock Market notifying the Company of its failure to maintain compliance with the $1.00 per share of common stock minimum closing bid price requirement over the preceding 30 consecutive trading days as required by Marketplace Rule 4310(c)(4). The letter stated that the

Company had until April 2, 2007 to demonstrate compliance by maintaining a minimum closing bid price of $1.00 per share of common stock for a minimum of 10 consecutive trading days or its common stock will be delisted from The NASDAQ Stock Market. On April 3, 2007 the Company received an additional 180-day extension to demonstrate compliance with the rule.

2.  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and its subsidiaries as of March 31, 2007, and the results of its operations and cash flows for the periods ended March 31, 2007 and 2006. However, the unaudited condensed consolidated financial statements do not include all related footnote disclosures.

The consolidated results of operations for the nine month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year. Our results of operations typically fluctuate significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

3.  Loss per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted loss per share computations for the three and nine month periods ended March 31, 2007 and March 31, 2006 (in thousands, except share and per share data):

	Three months ended			Three months ended
	March 31, 2007			March 31, 2006
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Income (loss) available to common stockholders	$(1,195)	12,968,300	$(0.09)	$(1,673)	12,765,720	$(0.13)
Diluted EPS:
Income (loss) available to common stockholders	$(1,195)	12,968,300	$(0.09)	$(1,673)	12,765,720	$(0.13)

	Nine months ended			Nine months ended
	March 31, 2007			March 31, 2006
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Income (loss) available to common stockholders	$(3,067)	12,916,027	$(0.24)	$(12,445)	12,718,168	$(0.98)
Diluted EPS:
Income (loss) available to common stockholders	$(3,067)	12,916,027	$(0.24)	$(12,445)	12,718,168	$(0.98)

Convertible subordinated notes payable outstanding as of March 31, 2007, convertible into 756,404 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the three months and nine months ended March 31, 2007 and 2006 as the conversion price(s) of the convertible notes payable per share was greater than the average market price of the common shares during the periods.

Senior convertible notes payable outstanding as of March 31, 2007 due 2010 convertible into 35,296,000 shares of common stock at $1.50 per share, which include a mandatory conversion feature once the Company’s stock price reaches $1.95 per share, have not been included in the computation of diluted EPS for the three months and nine months ended March 31, 2007 and 2006 as the conversion price(s) of the convertible notes payable per share were greater than the average market price of the shares during the period and no value has been assigned to the mandatory conversion feature.

Options to purchase 1,291,952 shares of common stock outstanding at March 31, 2007 were not included in diluted EPS for the three months and nine months ended March 31, 2007 as they were anti-dilutive due to our net loss. The options expire between July 1, 2008 and December 12, 2016.

Options to purchase 1,601,786 shares of common stock outstanding at March 31, 2006 were not included in diluted EPS for the three months and nine months ended March 31, 2006 as they were anti-dilutive due to our net loss. The options expire between April 25, 2007 and December 1, 2015.

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

Lockheed Martin Corporation (“Lockheed Martin”) has signed a one-year option extension of our satellite ground processing contract at our Astrotech Florida facility. Under the terms of this contract option, Lockheed Martin commits to a guarantee of four missions for calendar year 2007. We account for this revenue as guaranteed period revenues over calendar year 2007.

According to Astrotech’s original base contract with Lockheed Martin for satellite processing support, which guarantees Astrotech revenue for four Lockheed Martin missions per calendar year, Astrotech had the opportunity to then contract with other Atlas customers for use of its facilities and services. In accordance with this clause, Astrotech signed contracts with The Boeing Company to process its Space Test Program-1 (“STP-1”) mission and two Wideband Global SATCOM (“WGS”) missions. STP-1 was processed and successfully launched within this period and the first WGS mission is currently scheduled for processing and liftoff in late summer. To fulfill our contractual obligation with Lockheed Martin, Astrotech credited the Lockheed Martin customer $2.6 million of the guaranteed mission revenue for calendar year 2006.

Revenues for the Lockheed Martin subcontract in our SFS business unit are being accounted for under the percentage-of-completion method based on costs incurred over the period of the agreement. Lastly, during the nine month period ended March 31, 2007, SGS sold the Destiny module to the Seattle Museum of Flight on a fixed-price contract for $350,000.

5.  Statements of Cash Flows - Supplemental Information

(a)          Cash paid for interest costs was $1.9 million and $3.0 million for the nine months ended March 31, 2007 and 2006, respectively. We did not capitalize any interest costs during the nine months ended March 31, 2007 or 2006. During the nine months ended March 31, 2006 there was $0.6 million of non-cash charges due to the acceleration of debt placement fees related to the convertible subordinated notes. The bond exchange of $52,944,000 of 8% convertible subordinated notes for 5.5% of senior convertible notes was an exchange of notes which resulted in no cash inflow or outflow for the Company.

(b)         We paid no income taxes for the nine months ended March 31, 2007 and 2006.

6.  Credit Facilities

Our revolving credit facility with a bank, which expired on February 11, 2007, provided for loans up to $5.0 million secured by our accounts receivable. Funds available under the revolving credit facility were limited to 80% of eligible accounts receivable and we were subject to various financial and other covenants including a minimum tangible net worth covenant, a cash flow coverage covenant, and a secured debt coverage covenant. The facility provided that we must secure advances with cash balances if the required tangible net worth or cash flow ratio is not met. We have no immediate plans to replace this credit facility.

Our Astrotech subsidiary had a mortgage loan with a financial institution for our Spacecraft Processing Facility (“SPF”) expansion project in Titusville, Florida. The loan agreement matured in January 2007 and had an interest rate of 5.5%. We made the final payment on the loan in December 2006.

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

7.  Segment Information

Based on our organization, we operate in three business segments: SFS, Astrotech, and SGS. SFS was founded to commercially develop space carriers that operate in the cargo bay of the space shuttles. SFS provides space flight assets and integration and operations support services for both NASA and commercial customers. Astrotech provides payload processing facilities and services to serve the spacecraft manufacturing and launch services industry. SGS is primarily engaged in providing engineering and program support services and products to the Government, including NASA.

Our chief operating decision maker utilizes both revenue and income (loss) before income taxes in assessing performance and making overall operating decisions and resource allocations.

Three Months Ended March 31,

2007 (in thousands):

			Net	Depreciation
		Income (Loss)	Fixed	And
	Revenue	before income taxes	Assets	Amortization
SFS	$7,955	$972	$14,177	$898
Astrotech	2,816	633	42,921	531
SGS	1,412	152	—	—
Corporate and Other	—	(2,952)	579	169
	$12,183	$(1,195)	$57,677	$1,598

Three Months Ended March 31,

2006 (in thousands):

		Income (Loss)	Net	Depreciation
		Before Income	Fixed	And
	Revenue	Taxes	Assets	Amortization
SFS	$8,095	$1,078	$17,046	$841
Astrotech	2,466	403	44,658	540
SGS	1,635	215	—	—
Corporate and Other	204	(3,369)	650	156
	$12,400	$(1,673)	$62,354	$1,537

Nine Months Ended March 31,

2007 (in thousands):

			Net	Depreciation
		Income (Loss)	Fixed	And
	Revenue	before income taxes	Assets	Amortization
SFS	$27,862	$5,078	$14,177	$2,720
Astrotech	7,104	7	42,921	1,553
SGS	4,727	810	—	—
Corporate and Other	239	(9,031)	579	498
	$39,932	$(3,136)	$57,677	$4,771

Nine Months Ended March 31,

2006 (in thousands):

			Net	Depreciation
		Income (Loss)	Fixed	And
	Revenue	before income taxes	Assets	Amortization
SFS	$23,621	$(3,787)	$17,046	$2,339
Astrotech	7,654	1,386	44,658	1,606
SGS	4,182	355	—	—
Corporate and Other	721	(10,367)	650	517
	$36,178	$(12,413)	$62,354	$4,462

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

1997 Employee Stock Purchase Plan

We adopted an employee stock purchase plan that permits eligible employees to purchase shares of common stock of the Company at prices no less than 85% of the current market price. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 10% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole and fractional shares of common stock determined by dividing the contribution account’s balance by the lesser of 85% of the price of a share of common stock on the first day of the quarter or the last day of a quarter. The number of shares of common stock that may be purchased under the plan is 1,500,000. Through March 31, 2007, employees have purchased 1,444,662 shares under this plan. Employees purchased an aggregate of 129,049 shares at an average price of $0.59 during the nine-month period ended March 31, 2007. The shares purchased under this plan are considered compensatory for accounting and reporting purposes.

Space Media, Inc. Stock Option Plan

During the year ended June 30, 2000, Space Media, Inc., (“SMI”) a majority-owned subsidiary, adopted an option plan (“SMI Plan”) for employees, officers, directors and consultants of SMI. Under the terms of the SMI Plan, 1,500,000 shares have been reserved for future grants for which the number and price of the options granted is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant.

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

A summary of our stock option activity as of March 31, 2007 and changes during the first nine months of fiscal year 2007 are presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2006	1,577,201	$2.96	5.52	$—
Granted	340,000	$1.11	6.05	$—
Exercised	—	$—	—	$—
Forfeited/Expired	(625,249)	$2.63	—	$—
Outstanding at March 31, 2007	1,291,952	$2.64	5.19	$—
Exercisable	967,952	$3.08	5.19	$—

The weighted-average grant-date fair value of options granted during the first nine months of fiscal year 2007 was $0.94 per share. The intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the first nine months of fiscal year 2007 was $0.0. As of March 31, 2007 there was $433,034 of unamortized expense related to our stock option plans.

During the first nine months of fiscal year 2007 there were no options exercised.

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

10.  Related Party Transactions

We engaged in certain transactions with directors, executive officers, shareholders, and certain former officers during the three and nine months ended March 31, 2007. Following is a description of these transactions:

Astrium GmbH

Dr. Stefan-Fritz Graul, a member of SPACEHAB’s Board of Directors, is the Executive Vice President for Astrium GmbH. Astrium provides unpressurized payload and integration efforts to SPACEHAB on a fixed-price basis in addition to providing engineering services as required. For the three months ended March 31, 2007 and 2006, Astrium’s payload and integration services included in cost of revenue were approximately $3.4 million and $2.6 million, respectively. For the nine months ended March 31, 2007 and 2006, Astrium’s payload and integration services included in cost of revenue were approximately $11.2 million and $8.0 million, respectively.

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

11.  Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior-Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” — The Securities and Exchange Commission released SAB 108 to provide interpretive guidance on how the effects of the carry over or reversal of prior year misstatements should be considered in quantifying a current year misstatement. There have been two approaches commonly used to quantify such errors. Under one approach, the error is quantified as the amount by which the current year income statement is misstated. The other approach quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. We do not expect the application of this interpretation to have a material impact on our consolidated financial position or results of operations. SAB 108 is effective for fiscal years beginning after November 15, 2007.

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

In July 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We will adopt provisions of this interpretation beginning with the Company’s first quarter of fiscal year 2008. We do not expect the application of the standard to have a material impact on our consolidated financial position or results of operations.

12.  Legal Proceedings

On February 21, 2007, the Company dismissed with prejudice all litigation against NASA relating to losses incurred by the Company as a result of the February 2003 Space Shuttle Columbia accident.

In January 2004 the Company initiated a formal proceeding against NASA in which the Company was seeking damages in the amount of $87.7 million for the loss of its Research Double Module (“RDM”) as a result of the Columbia accident. In October 2004, NASA responded to this claim with the determination that its liability was $8.2 million, including interest, and paid SPACEHAB this amount. SPACEHAB subsequently filed an appeal with the Armed Services Board of Contract Appeals and over the past two years, the two parties have proceeded with preparations for a court hearing planned for July 2008. The Company also filed a tort claim in November 2004, seeking damages of $79.7 million for the loss of the RDM, to which the court granted a motion in June 2006 to stay the case until resolution of the Company’s contract claim appeal.

As a result of the claim dismissal, the Company paid Lloyd’s of London, the insurer of the RDM, $0.5 million in accordance with the May 12, 2005 agreement with Lloyd’s subsequent to quarter end.

Except as above, the Company is not a party to any pending or threatened proceedings, which in management’s opinion, would have a material adverse effect on our business, financial condition, or results of operation.

13.  Restricted Cash

In December 2006 our Astrotech subsidiary was awarded a contract with a governmental agency to modify one of our payload processing facilities to specific requirements of a programmed mission. Under the terms of this $20.0 million fixed price contract, we will own the improvements after completion of the contract obligations. We have entered into a firm fixed price construction subcontract with J. P. Donovan Construction, Inc. to provide a significant portion of the design and construction work that will be required under our contract. In accordance with our contracts, payments will be received from our customer on a milestone schedule that generally provides receipt of cash before payments are required to the contractor under their milestone schedule. Receipts in advance of disbursements will be retained in a restricted cash account within our subsidiary company and used exclusively for purposes of the contract obligations. As of March 31, 2007, cash receipts of $7.2 million have been designated as restricted cash.

14.  Staff Reduction

On January 18, 2007 we announced a reduction in staff resulting in the elimination of approximately 36 positions or 16% of our workforce. Cash expenditures associated with the restructuring, most of which was paid in the third quarter, are estimated at $450,000. This reduction in force is anticipated to result in cost reductions of approximately $3.9 million on an annual basis.

15.  Adverse Event

On January 30, 2007 Sea Launch experienced a launch explosion resulting in the loss of a satellite and damage to the floating launch platform. A full inspection and evaluation of the damage incurred and an assessment of future launch schedules is underway, however, preliminary reports indicate that Sea Launch will return to operations in September 2007. We are paid under our contract with Sea Launch upon launch of each mission; therefore, anticipated future revenues will be delayed until the resumption of normal operations.

16.  Customer Deposits

During the quarter ended March 31, 2007 we billed to our customer $3.1 million for in-flight insurance on our pressurized module for use on STS-118. STS-118 is scheduled to launch mid-August 2007. This amount is included in accounts receivable and in customer deposits as of March 31, 2007. The insurance payment is due to the insurance carrier one month prior to the launch date.

17.  Subsequent Event

On April 3, 2007 the Company received notification from NASDAQ that the Company has been granted an additional 180-day period, or until October 1, 2007, to regain compliance with NASDAQ’s $1.00 per share minimum bid price requirement.

NASDAQ Marketplace Rules require that the Company’s common stock bid price close at or above $1.00 per share for a minimum of ten consecutive trading days at any time prior to October 1, 2007. The Company currently meets all initial inclusion criteria for the NASDAQ Capital Market except the minimum bid price. Should SPACEHAB fail to remedy the bid price deficiency by the established deadline, NASDAQ will notify the Company that its securities will be delisted from the NASDAQ Capital Market and the Company will have the right to appeal such determination.

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

OVERVIEW

Forward Looking Statements

This document may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including (without limitation) statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources.” Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. In addition to those risks and uncertainties discussed herein, such risks and uncertainties include, but are not limited to, whether we will fully realize the economic benefits under our NASA and other customer contracts, continued utilization by NASA and others of our habitat modules and related commercial space assets, completion of the International Space Station (“ISS”), continued availability and use of the U.S. space shuttle system, technological difficulties, product demand, market acceptance risks, the effect of economic conditions, uncertainty in government funding, the impact of competition, delays, and uncertainties in future space shuttle missions and ISS programs, and uncertainties related to the Government’s commitment to President Bush’s Vision for Space Exploration.

Financial Summary

SPACEHAB’s first nine months operating results were below management’s expectations, however, the Company’s revenues significantly exceeded the first nine months of the prior fiscal year and the net loss of $3.1 million improved substantially from the loss of $12.4 million in the first nine months of the prior fiscal year. The prior year’s comparable periods included a charge of $6.3 million for the write down of book value of one of our two space shuttle logistics modules. The remaining module recently completed STS-116 and is scheduled to fly on STS-118 in August 2007.

The following table illustrates financial highlights for the nine months ended March 31, 2007 and March 31, 2006:

For the Nine Months Ended	2007	2006	Percent Change
	(in millions except per share amounts)
March 31:
Revenue	$39.9	36.2	10%
Net Loss	$(3.1)	(12.4)	75%
Diluted EPS	$(0.24)	(0.98)	76%
As of March 31:
Cash and Cash Equivalents	$12.3	5.9	108%
Restricted Cash	$7.2	—	—
Total Notes Payable	$63.3	65.4	(3)%
Stockholders Equity	$—	2.7	—

Industry and Market Overview

We provide facilities and services to the space industry, which encompasses governmental, commercial, and defense sectors. Our research and logistics modules were designed and developed to provide enhanced payload capability and flexibility to the U.S. Space Shuttle Program which is operated by NASA. Our Astrotech operations provide facilities and services for pre-launch preparation of spacecraft in support of the commercial communications satellite industry, NASA’s exploratory spacecraft programs and the Department of Defense satellite programs. We also provide engineering and program support services to NASA.

We are pleased that the White House is maintaining its vision for U.S. space leadership. Although there continues to be a lag in the necessary follow-on funding for the NASA programs required to support the vision, we believe the need to 1) maintain U.S. leadership in space with the emergence of other international space programs and goals and 2) fully exploit the capability of the International Space Station infrastructure for advancements in both life and materials science to improve life on Earth and make further exploration of the universe possible, will reinvigorate the space program and prompt appropriate funding likely yielding benefits to both the government and commercial space industry. In support of this viewpoint, we are evolving our 22-year heritage of processing and transporting experiments to space to begin manufacturing pharmaceuticals and materials in microgravity for distribution into the commercial marketplace. We will leverage our deep understanding of microgravity science, space access, and payload processing, as well strong relationships with international space agencies and companies, to advance these initiatives in the near term. Additionally, with the space shuttle fleet scheduled for retirement by 2010, we will continue to offer our valuable pressurized module assets to NASA to support the necessary ambitious mission manifests, resulting from continued ISS assembly and resupply requirements, even after the Company’s last scheduled mission, STS-118, in August.

We also look for a growing commercial role in both the ground and on-orbit servicing and fleet management of commercial communications satellites. Our long term critical role in preparing commercial communications satellites for launch positions us for expanding our service offerings to satellite on-orbit operations and potentially spacecraft servicing.

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

SPACEHAB Flight Services. This business unit generates revenue by providing space shuttle-based, turnkey services that include customer access to space via our pressurized modules; integration and operations support to logistics suppliers transporting their cargo aboard our modules to and from the orbiting International Space Station; and/or integration and operations support to scientists and technologists responsible for experiments performed aboard the module research platforms.

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

Additionally, we provide cargo shipment coordination services to NASA for all U.S. cargo shipped to the International Space Station via the Russian Progress space vehicle. These services are provided under contract with Lockheed Martin, the prime Cargo Mission Contract contractor to NASA. We also provide research access to the International Space Station to the Japanese Aerospace Exploration Agency through Rocket Space Corporation-Energia (“RSC-Energia”), a major Russian aerospace enterprise.

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

•                  The role of international space research projects flying on future space shuttle and Russian and European Space Agency missions

•                  The growth of space exploration programs within NASA and NASA’s commitment to the President’s Vision for Space Exploration regarding enhancement of the commercial enterprise role in space exploration programs

•                  Our operating lease commitments to Astrium GmbH for the ICC/VCC cargo carriers

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

The earnings and cash flows generated from our Astrotech operations are related to the number of governmental commercial spacecraft launches, which reflects the growth in the satellite-based communication industries and the requirement to replace aging satellites. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business unit include:

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

•                  Our ability to control costs within our budget commitments

Corporate and Other. Significant items impacting future earnings and cash flows include:

•                  Our ability to control sales, general and administrative costs in a period of decreasing revenues and pursuit of new business opportunities

•                  Interest expense on our convertible notes, cost relative to the refinancing of our long-term debt during fiscal year 2006, and interest savings on the now repaid mortgage loan on our Astrotech Florida assets

•                  Income taxes, of which we currently only pay alternative minimum tax and minimal state income taxes; income taxes will also be impacted by our ability to realize our significant deferred tax assets, including loss carry forwards

Revenue

Our revenue for the nine months ended March 31, 2007 and 2006 was generated primarily from the Lockheed Martin CMC subcontract and contracts with related commercial customers in the SFS segment; the PI&C contract in the SGS segment; and our contracts with Lockheed Martin, Boeing, NASA and other commercial satellite providers in the Astrotech segment.

Our SFS business segment is supporting NASA’s space shuttle and ISS assembly activities and is continuing operations in preparation for shuttle mission STS-118. Our patented module and ICC are scheduled for use on the STS-118 mission. For this mission, the ICC has been modified to serve as a deployable pallet which will be permanently attached to the ISS and serve as a commercially-provided spare parts warehouse. Shuttle mission STS-118 is the last mission currently under contract for our modules although we believe that future mission manifests could benefit from the additional cargo capacity and flexibility the modules offer and will continue to keep our modules available as NASA finalizes the remaining space shuttle flights manifests. We have also returned our ICC and VCC pallets to Astrium GmbH for their marketing and operation of possible future missions. We will continue to provide support services to Astrium on an as-needed basis.

Astrotech derives its revenue by providing support necessary for its customers to successfully process their spaceflight hardware for launch, including advance planning; use of unique facilities; and spacecraft checkout, encapsulation, fueling, transport, and remote control through launch. During the nine months ended March 31, 2007 we were awarded a new indefinite-delivery, indefinite-quantity (“IDIQ”) contract with NASA in the amount of $9.5 million for payload processing support on several future NASA spacecraft.

On January 30, 2007 Sea Launch experienced a launch explosion resulting in the loss of a satellite and damage to the floating launch platform. A full inspection and evaluation of the damage incurred and an assessment of future launch schedules is underway, however, preliminary reports indicate that Sea Launch will return to operations in September 2007. We are paid under our contract with Sea Launch upon launch of each mission; therefore, anticipated future revenues will be impacted.

During the quarter ended December 31, 2006, Astrotech was awarded a $20.0 million contract for the U.S. Government, Office of Space Launch for the design and construction of modifications to our payload processing facility at the VAFB location. During the nine months ended March 31, 2007, Astrotech received $7.2 million from the U.S. Government, Office of Space Launch. We have designated this cash as restricted cash, recognizing its commitment to obligations under the contract and have recognized a liability for those anticipated obligations.

SPACEHAB Government Services continues its support of NASA’s ISS program, with much of its revenue generated in the areas of configuration and data management supporting the final acceptance of space station hardware and software for NASA and the sixteen international partners.

During the three and nine months ended March 31, 2007 and 2006, deferred revenue decreased by an insignificant amount.

Costs of Revenue

We have several types of costs of revenue in our business segments. Costs of revenue for SFS include integration and operations expenses associated with the performance of two types of efforts: (i) sustaining engineering in support of all missions under a contract and (ii) mission specific support. Costs associated with the performance of the contracts, using the percentage-of-completion method of revenue recognition, are expensed as incurred. Costs associated with the cost-plus award and fixed-fee contracts are expensed as incurred by SGS. Other costs of revenue include depreciation expense and costs associated with the Astrotech payload processing facilities. Such other costs of revenue includes depreciation on our logistics modules which is being depreciated through the end of the scheduled shuttle life and rent on our ICC and VCC assets which is not currently being paid. Selling, general and administrative, interest, and other expenses are recognized when incurred.

RESULTS OF OPERATIONS

For the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Revenue. Revenue decreased approximately 2% to $12.2 million for the three months ended March 31, 2007 as compared to $12.4 million for the three months ended March 31, 2006 (in millions).

	Three Months Ended
	March 31,		Dollar	Percent
	2007	2006	Change	Change
SPACEHAB Flight Services	$8.0	$8.1	$(0.1)	(1)%
Astrotech Space Operations	2.8	2.5	0.3	12%
SPACEHAB Government Services	1.4	1.6	(0.2)	(13)%
Other	—	0.2	(0.2)	(100)%
	$12.2	$12.4	$(0.2)	(2)%

Revenue from our SFS business unit decreased by $0.1 million for the period ended March 31, 2007 as compared to the same period ended March 31, 2006. The following summarizes the significant items that affected the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006:

•                  Increase in revenue from STS-116 and STS-118 under the CMC with Lockheed Martin of $3.1 million due to increased mission activities and change orders due to the launch of STS-116 in December 2006 and the scheduled launch of STS-118 in August 2007

•                  Decrease in revenue from External Stowage Platform 2 (“ESP2”) of $0.3 million due to the launch of STS-114 in July 2005

•                  Decrease in revenue from STS-121 of $2.0 million due to the launch of STS-121 in July 2006

•                  Decrease in revenue from the JETIS contract of $0.8 due to the contract being completed during fiscal year 2006

•                  Other contract revenue decrease of $0.1 million

Revenue from our Astrotech business unit increased by $0.3 million for the three months ended March 31, 2007 as compared to the three month period ended March 31, 2006. The following summarizes significant items that affected the three months ended March 31, 2007 as compared to the same period ended March 31, 2006:

•                  Increase in revenue of $0.6 million due to two different satellites in our Florida facility for processing for all of or portions of the three month period ended March 31, 2007. Whereas, for the same period last fiscal year, there were two satellites in our Florida facility that were being delayed therefore there was less revenue recognized for that period

•                  Decrease in revenue from our Lockheed Martin guaranteed contract of $0.1 million due to the guarantee being reduced this calendar year as compared to the same period last fiscal year

•                  Other contract revenue decrease of $0.1 million

Revenue from our SGS business unit decreased by $0.2 million for the period ended March 31, 2007 as compared to the same period ended March 31, 2006. The following summarizes the significant items that affected the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006:

•                  Increase in revenue from a new contract with USA for support of the Constellation Program of $0.2 million

•                  Decrease in revenue from our subcontract with ARES on the PI&C contract of $0.2 million. This decrease is due to a reduction in our statement of work associated with the contract

•                  Decrease in other revenue of $0.3 million due to the contract closeout of our contract with Shanghai Scienceland in fiscal year 2006

Cost of Revenue. Cost of revenue for the three months ended March 31, 2007 decreased by 2% to approximately $9.8 million, as compared to $10.0 million for the same period of the prior year (in millions).

	Three Months Ended
	March 31,		Dollar	Percent
	2007	2006	Change	Change
SPACEHAB Flight Services	$6.5	$6.6	$(0.1)	(2)%
Astrotech Space Operations	2.1	2.0	0.1	1%
SPACEHAB Government Services	1.2	1.3	(0.1)	(8)%
Other	—	0.1	(0.1)	(100)%
	$9.8	$10.0	$(0.2)	(2)%

The following summarizes significant items that affected the three months ended March 31, 2007 as compared to the same period ended March 31, 2006 for SFS:

•                  Increase in cost of revenue for STS-116 and STS-118 under the CMC with Lockheed Martin of $1.8 million due to increased mission activities due to the launch of STS-116 in December 2006 and the scheduled launch of STS-118 in August 2007

•                  Decrease in cost of revenue of $1.6 million for STS-121 due to the launch of STS-121 in July 2006

•                  Decrease in cost of revenue of $0.3 million from External Stowage Platform 2 of $0.3 million due to the launch of STS-114 in July 2005

•                  Decrease in cost of revenue for the JETIS contract of $0.4 million due to the contract being completed during fiscal year 2006

•                  Other cost of revenue increase of $0.4 million

The increase in cost of revenue of $0.1 million in our Astrotech business unit is primarily due to an increase in other mission specific expenses due to the mission activity during the period mainly for our NASA IDIQ missions.

Cost of revenue in our SGS business unit decreased by $0.1 million for the three month period ended March 31, 2007 as compared to the same period last fiscal year. The following summarizes the differences between the two periods:

•                  An increase in cost of revenue of $0.1 million from our contract with USA for support of the Constellation program

•                  A decrease in cost of revenue of $0.1 million from our subcontract with ARES on the PI&C contract due to a reduction in our statement of work associated with the contract

•                  A decrease in cost of revenue of $0.1 million due to the contract closeout of our contract with Shanghai Scienceland in fiscal year 2006

Operating Expenses. Operating expenses decreased to $2.8 million for the three months ended March 31, 2007 as compared to approximately $3.0 million for the three months ended March 31, 2006. The following summarizes the significant differences between the two periods:

•                  Legal expenses decreased by $0.1 million. This increase is mainly due to the claims against NASA for the loss of the RDM. Due to us dropping the lawsuit, the expenses will decrease significantly going forward

•                  Due to the staff reduction during the quarter ended March 31, 2007, selling, general and administrative expenses decreased by $0.1 million

Interest Expense. Interest expense was approximately $1.1 million for the three months ended March 31, 2007 as compared to approximately $1.2 million for the three months ended March 31, 2006. The decrease in interest expense is primarily due to the last payment on our mortgage on the Astrotech facility being made in December 2006.

Interest and Other Income. Interest income is earned on our restricted and non-restricted cash balances and our mortgage receivable due to the sale of our payload processing facility in our SFS segment.

Income Taxes. Based on our projected effective tax rate for fiscal year 2007 and 2006, we recorded no tax expense for the three month period ended March 31, 2007 and no tax expense for the three month period ended March 31, 2006.

Net Loss. Net loss for the three months ended March 31, 2007 was approximately $1.2 million or $0.09 per share as compared to net loss of approximately $1.7 million or $0.13 per share for the three months ended March 31, 2006.

For the nine months ended March 31, 2007 as compared to the nine months ended March 31, 2006.

Revenue. Revenue increased approximately 10% to $39.9 million for the nine months ended March 31, 2007 as compared to $36.2 million for the nine months ended March 31, 2006 (in millions).

	Nine Months Ended
	March 31,		Dollar	Percent
	2007	2006	Change	Change
SPACEHAB Flight Services	$27.9	$23.6	$4.3	18%
Astrotech Space Operations	7.1	7.7	(0.6)	(8)%
SPACEHAB Government Services	4.7	4.2	0.5	12%
Other	0.2	0.7	(0.5)	(71)%
	$39.9	$36.2	$3.7	10%

Revenue from our SFS business unit increased by $4.3 million for the period ended March 31, 2007 as compared to the same period ended March 31, 2006. The following summarizes the significant items that affected the period ended March 31, 2007 as compared to the period ended March 31, 2006:

•                  Increase in revenue from STS-116 and STS-118 under the CMC with Lockheed Martin of $11.2 million due to increased mission activities and change orders due to the launch of STS-116 in December 2006 and the scheduled launch of STS-118 in August 2007

•                  Decrease in revenue from ESP2 of $1.0 million due to the launch of STS-114 in July 2005

•                  Decrease in revenue from Concept Exploration and Refinement (“CE&R”) contract of $0.4 million that was completed in the first quarter of fiscal year 2006

•                  Decrease in revenue from STS-121 of $4.1 million due to the launch of STS-121 in July 2006

•                  Decrease in revenue for the JETIS contract of $1.1 million due to the contract being complete during fiscal year 2006

•                  Other contract revenue decrease of $0.3 million

Revenue from our Astrotech business unit decreased by $0.6 million for the nine months ended March 31, 2007 as compared to the nine month period ended March 31, 2006. The following summarizes significant items that affected the nine months ended March 31, 2007 as compared to the same period ended March 31, 2006:

•                  Increase in revenue of $0.7 million from a new contract to design a satellite processing facility

•                  Astrotech supported three satellite launches at its Sea Launch facility during the period ended March 31, 2007 which resulted in an increase in revenue of $0.5 million. In the period ended March 31, 2006, Astrotech  supported two satellite launches at its Sea Launch facility

•                  Increase in revenue of $1.7 million due to three different satellites in our Florida facilities for all of or portions of the nine month period ended March 31, 2007.  Whereas, for the same period last fiscal year, there was only two satellites in our Florida facility

•                  Decrease in revenue of $0.9 million for the period ended March 31, 2007 due to us recognizing one additional guaranteed mission under our Lockheed Martin contract for the period ended March 31, 2006

•                  Decrease in revenue of $2.6 million due to the reduction of revenue on our Lockheed Martin guaranteed missions contract for two future missions that will be processed for Boeing on Atlas launch vehicles partially offset by one Atlas mission currently being processed at the Titusville facility that was contracted directly with Boeing

Revenue from our SGS business unit increased by $0.5 million for the period ended March 31, 2007 as compared to the same period ended March 31, 2006. The following summarizes the significant items that affected the period ended March 31, 2007 as compared to the period ended March 31, 2006:

•                  Decrease in revenue from our subcontract with ARES on the PI&C contract of $0.1 million. This decrease is due to a reduction in our statement of work associated with the contract

•                  Increase in revenue from a new contract with USA for support of the Constellation Program of $0.6 million

•                  Increase in revenue from the sale of our Destiny module to the Seattle Space Museum in the amount of $0.3 million during the nine month period ended March 31, 2007

•                  Decrease in other revenue of $0.3 million due to the contract closeout of our contract with Shanghai Scienceland in fiscal year 2006

Cost of Revenue. Cost of revenue for the nine months ended March 31, 2007 decreased by 12% to approximately $32.0 million, as compared to $36.3 million for the same period of the prior year (in millions).

	Nine Months Ended
	March 31,		Dollar	Percent
	2007	2006	Change	Change
SPACEHAB Flight Services	$21.3	$26.4	$(5.1)	(19)%
Astrotech Space Operations	6.8	6.0	0.8	13%
SPACEHAB Government Services	3.7	3.5	0.2	6%
Other	0.2	0.4	(0.2)	(50)%
	$32.0	$36.3	$(4.3)	(12)%

The following summarizes significant items that affected the nine months ended March 31, 2007 as compared to the same period ended March 31, 2006 for SFS:

•                  Increase in cost of revenue for STS-116 and STS-118 under the CMC with Lockheed Martin of $5.9 million due to increased mission activities due to the launch of STS-116 in December 2006 and the scheduled launch of STS-118 in August 2007

•                  Increase in depreciation expense of $0.4 million due to the change of depreciable lives of the flight assets from June 30, 2016 to December 31, 2010 during the second quarter of fiscal year 2006 to align with the end of the space shuttle life

•                  Decrease in cost of revenue of $6.3 million due to the write-down of our flight assets during the six month period ended December 31, 2005

•                  Decrease in cost of revenue of $3.5 million for STS-121 due to the launch of STS-121 in July 2006

•                  Decrease in cost of revenue of $0.8 million for ESP2 due to the launch of STS-114 in July 2005

•                  Decrease in CE&R cost of revenue of $0.2 million that was completed in the first quarter of fiscal year 2006

•                  Other cost of revenue decrease of $0.6 million partially due to the completion of the JETIS contract during the nine month period ended March 31, 2006

The increase in cost of revenue of $0.8 million in our Astrotech business unit is primarily due to the startup of our contract to design a new satellite processing facility and an increase in other mission specific expenses due to the mission activity during the period.

The increase in cost of revenue of $0.2 million in our SGS business unit is primarily due to the startup of our contract with USA on the Constellation Program.

Operating Expenses. Operating expenses increased to $8.5 million for the nine months ended March 31, 2007 as compared to approximately $8.2 million for the nine months ended March 31, 2006. The following summarizes the significant differences between the two periods:

•                  Corporate operating expenses increased by $0.1 million. This increase is due to an increase in audit fees, legal expenses, and travel costs in the amount of $0.4 million. This increase is partially offset by a decrease in consulting expenses of $0.3 million

•                  Research and development costs increased by approximately $0.2 million. This increase is due to increased efforts on the Micro Electro Mechanical System program

•                  SFS operating expenses increased by approximately $0.2 million. This increase is due to expenses shifting from cost of revenue to operating expenses due to the completion of the CE&R contract during the period ended March 31, 2006

•                  SGS operating expenses decreased by approximately $0.1 million. This decrease is due to lower labor and associated benefit expenses

•                  SMI operating expenses decreased by approximately $0.1 million due to the sale of The Space Store during the period ended December 31, 2006

Interest Expense. Interest expense was approximately $3.2 million for the nine months ended March 31, 2007 as compared to approximately $4.4 million for the nine months ended March 31, 2006. The decrease in interest expense is primarily due to the conversion of $52.9 million of 8% convertible subordinated notes due October 2007 into 5.5% senior convertible notes due October 2010 and the write-off of $0.6 million of debt placement costs due to conversion of the notes during the nine month period ended March 31, 2006. Also, the last payment on our mortgage of our Astrotech facility was made in December 2006.

Interest and Other Income. Interest income is earned on our restricted and non-restricted cash balances and our mortgage receivable due to the sale of our payload processing facility in our SFS segment. Additionally the gain on the sale of The Space Store, LLC of $189,000 was recorded as other increase for the period ended March 31, 2007.

Income Taxes. Based on our projected effective tax rate for fiscal year 2007 and 2006, we recorded a tax benefit of $69,000 for the nine month period ended March 31, 2007 and an immaterial amount of tax expense for the nine month period ended March 31, 2006.

Net Loss. Net loss for the nine months ended March 31, 2007 was approximately $3.1 million or $0.24 per share as compared to net loss of approximately $12.4 million or $0.98 per share for the nine months ended March 31, 2006.

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations. The principal uses of cash flow that affect our liquidity position are operational expenditures, including leases on certain space assets. In October 2007 our $10.3 million of subordinated convertible notes mature. Although the Company has cash on hand as of March 31, 2007 of $19.5 million, $7.2 million of that cash is restricted to performance under a long term contract. In addition, the Company’s only remaining contract utilizing our space shuttle configured cargo module is expected to be completed in August 2007.

Our $5.0 million bank revolving line of credit expired on February 11, 2007 and we elected not to renew or replace the facility at that time, but the Company is pursuing alternative credit sources. Our ability to redeem our maturing debt and to execute new business initiatives will be dependent upon our ability to re-negotiate our leases for our space assets; attract and implement new business initiatives; and restructure our maturing debt.

Cash Flows From Operating Activities. Cash provided by operations for the nine months ended March 31, 2007 and 2006 was $15.2 million and $2.3 million, respectively. The significant items affecting the differences in cash flows from operating activities for the nine months ended March 31, 2007 as compared to the nine months ended March 31, 2006 are discussed below:

•                  Net loss for the nine months ended March 31, 2007 was $3.1 million as compared to net loss for the nine months ended March 31, 2006 of $12.4 million. Included in the net loss for the nine months ended March 31, 2006  is $6.3 million recognized as a result of the write-down of our flight unit three asset

•                  Depreciation and amortization for the nine months ended March 31, 2007 was $4.8 million as compared to $4.5 million for the nine months period ended March 31, 2006

•                  For the nine months ended March 31, 2007, changes in assets used cash from operations of $0.7 million which resulted primarily from an increase in accounts receivable and prepaid expenses. For the nine months ended March 31, 2006, changes in assets provided cash of $5.2 million

•                  For the nine months ended March 31, 2006, we recorded a non-cash charge of $0.6 million due to the acceleration of debt placement costs due to the conversion of $52.9 million of 8% convertible subordinated notes due October 2007 into 5.5% senior convertible notes due October 2010

•                  Changes in liabilities for the nine months ended March 31, 2007 provided cash from operations of $14.1 million. This change was due primarily to the increases in accounts payable, accrued expenses, and other liabilities of $3.7 million, an increase in restricted cash of $7.2 million in advances on our construction contract, and an increase in customer deposits of $3.1 million. The increase in advances on the construction contract was primarily due to receiving the initial milestone payments on our contract with a governmental agency to design and build a new processing facility. Other increases in accounts payable and accrued expenses include costs incurred on missions in progress most of which will require cash payments in the fourth quarter

•                  For the nine months ended March 31, 2006, changes in liabilities consumed cash from operations of $1.8 million. This change in liabilities was primarily due to the decreases in accounts payable, accrued expenses and other liabilities of $1.4 million and the decrease of $0.4 million in deferred revenue

Cash Flows From Investing Activities. For the nine months ended March 31, 2007 and 2006, cash flows used in investing activities were $7.6 million and $0.4 million, respectively. The significant items affecting the differences in cash flows from investing activities for the nine months ended March 31, 2007 as compared to the nine months ended March 31, 2006 are discussed below:

•                  Purchases of property and equipment of $0.4 million for the nine months ended March 31, 2007 as compared to $1.3 million for the nine months ended March 31, 2006. This difference was primarily due to capital expenditures for our Astrotech SPF in Florida for ongoing capital improvements during the latter period

•                  For the nine months ended March 31, 2007 cash flows from investing activities included an increase in restricted cash of $7.2 million as compared to a decrease in restricted cash of $1.0 million for the nine months ended March 31, 2006

Cash Flows From Financing Activities. For the nine months ended March 31, 2007 and 2006, cash flows used in financing activities were $1.6 million and $3.4 million, respectively. The significant items affecting the differences in cash flows from financing activities for the nine months ended March 31, 2007 as compared to the nine months ended March 31, 2006 are discussed below:

•                  For the nine months ended March 31, 2007 we had net payments on our Astrotech payload processing facility of $1.6 million as compared to $1.5 million for the nine months ended March 31, 2006. We have completely paid this mortgage as of December 31, 2006

•                  For the nine months ended March 31, 2006 we incurred $1.9 million of financing costs related to the exchange of our 8% convertible subordinated notes

On March 25, 2003 the Board of Directors authorized us to repurchase up to $1.0 million of our outstanding common stock at market prices. Any purchases under our stock repurchase program may be made from time to time in the open market through block trades or otherwise in accordance with applicable regulations of the SEC. As of March 31, 2007 we had repurchased 116,100 shares at a cost of $117,320 under the program. We will continue to evaluate the stock repurchase program and the funds authorized for the program, which represents an average cost of $1.01 per share. This stock repurchase program remains available for purchases of our stock.

Management continues to focus its efforts on improving our overall liquidity through identifying new business opportunities within the areas of our core competencies, reducing operating expenses, and limiting cash commitments for future capital investments and new asset development. Additionally, management continues to evaluate operating expenses in an effort to reduce or eliminate costs not required to effectively operate the Company. On January 18, 2007, we announced a reduction in staff of approximately 36 positions or 16% of our workforce. This reduction resulted from the completion of space shuttle mission STS-116 in December 2006, leaving the Company with only the August 2007 space shuttle mission STS-118 under contract. We expect this reduction in force to result in savings of $3.9 million annually. Cash expenditures associated with the restructuring estimated at $450,000, were made during the third quarter.

Even with cost savings from reduction in staff and potential future staff reductions if space shuttle missions beyond STS-118 cannot be obtained, our ability to redeem our maturing debt and to execute new business initiatives will be dependent upon our ability to re-negotiate our leases for our space assets; attract and implement new business initiatives; and restructure our maturing debt.

Our contractual obligations as of March 31, 2007 are as follows (in thousands):

Contractual Obligations	At March 31, 2007	Remaining in Fiscal Year 2007	Fiscal Year 2008	Fiscal Year 2009	Fiscal Year 2010	Fiscal Year 2011	Fiscal Year 2012	Thereafter
Short-term Debt	$10,306	$—	$10,306	$—	$—	$—	$—	$—
Long-term Debt	$52,944	$—	$—	$—	$—	$52,944	$—	$—
Leases on ICC/VCC Assets(1)	11,677	3,704	3,889	4,084	—	—	—	—
Other Operating Leases(2)	11,802	708	1,254	951	962	750	529	6,649
Total Contractual Cash Obligations (excluding interest payments)	$73,699	$1,603	$5,186	$5,077	$962	$53,694	$529	$6,649

(1) -  In fiscal year 2006 we exercised a four-year option on our ICC/VCC leases with Astrium. We have returned the ICC/VCC assets to Astrium GmbH and are re-negotiating the terms of the lease obligations. Rental payments of $3.7 million due in the quarter ended March 31, 2007 are past due but paid subsequent to quarter end.

(2) -  In fiscal year 2005 we executed sale leaseback transactions for our corporate and SPPF buildings. For the remainder of fiscal year 2007 we expect to receive net payments of $0.2 million for subleases. For fiscal years 2008 and 2009 we expect to receive net payments of approximately $0.4 million and $0.1 million, respectively for subleases.

As of December 31, 2006 we had forecasted a March 31, 2007 cash balance of $2.3 million. Actual cash for March 31, 2007 is $19.5 million which includes $7.2 million of restricted cash. The primary differences between the projected cash of $2.3 million and actual unrestricted cash of $12.3 million results from the non-payment on our ICC/VCC leases of $3.7 million and a $6.6 million difference in cash expenditures made to Astrium for integration and operations support as compared to our projection for the quarter ended March 31, 2007. This difference is due to the timing of receipt of accounts payable invoices and the completion of milestones. Below are the quarterly projected cash inflows and outflows for the remainder of calendar year 2007:

	(Dollars in thousands)
	Quarter Ending 6/30/2007	Quarter Ending 9/30/2007	Quarter Ending 12/31/2007
Cash receipts expected on contracted work	15,869	12,814	6,406

Expected cash cost of operations	(15,608)	(11,676)	(6,245)

Astrium ICC/VCC leases	(3,704)	—	—

Interest and debt service	(1,868)	—	(12,174)

Net change in cash	(5,312)	1,138	(12,013)

Projected ending cash balance	7,017	8,155	(3,858)

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

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On February 21, 2007, the Company dismissed with prejudice all litigation against NASA relating to losses incurred by the Company as a result of the February 2003 Space Shuttle Columbia accident.

In January 2004 the Company initiated a formal proceeding against NASA in which the Company was seeking damages in the amount of $87.7 million for the loss of its Research Double Module as a result of the Columbia accident. In October 2004, NASA responded to this claim with the determination that its liability was $8.2 million, including interest, and paid SPACEHAB this amount. SPACEHAB subsequently filed an appeal with the Armed Services Board of Contract Appeals and over the past two years, the two parties have proceeded with preparations for a court hearing planned for July 2008. The Company also filed a tort claim in November 2004, seeking damages of $79.7 million for the loss of the RDM, to which the court granted a motion in June 2006 to stay the case until resolution of the Company’s contract claim appeal.

As a result of the claim dismissal, the Company paid Lloyd’s of London, the insurer of the RDM, $0.5 million in accordance with the May 12, 2005 agreement with Lloyd’s subsequent to quarter end.

As of March 31, 2007, the Company is not a party to any pending or threatened proceedings, which in management’s opinion, would have a material adverse effect on our business, financial condition, or results of operation.

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

As previously discussed in our fiscal year ended 2006 Form 10-K, the Company has identified a risk that our financial condition and results of operations could be materially adversely affected if our flight assets are not utilized beyond the single remaining mission as of March 31, 2007, in which our single module is currently scheduled for a August 2007 launch on the space shuttle.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2007 we did not issue any unregistered securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the nine months ended March 31, 2007 we did not have any defaults upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 12, 2006 we held our annual meeting of shareholders. See our Form 10-Q for the three months ended December 31, 2006 for the results of that meeting.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

16	Changes in Registrant’s Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPACEHAB, INCORPORATED

Date: May 8, 2007	/s/Thomas B. Pickens, III
Thomas B. Pickens, III
President and Chief Executive Officer

/s/Brian K. Harrington
Brian K. Harrington
Senior Vice President and
Chief Financial Officer