Form 10-K
period 2007-06-30
SPACEHAB INC \WA\
filed 2007-09-21
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

(713) 558-5000

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock	NASDAQ Capital Market
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

YES ☐ NO ☒

The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of such stock on the NASDAQ National Market on such date of $0.65 was approximately $8,429,242 as of December 29, 2006.

As of September 19, 2007, 13,027,196 shares of the registrant’s Common Stock, no par value, were outstanding.

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

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:

•                  Our ability to raise sufficient capital to meet our long and short-term liquidity requirements;

•                  Our ability to successfully pursue our business plan;

•                  Uncertainty about our future liquidity;

•                  Whether we will fully realize the economic benefits under our NASA and other customer contracts;

•                  Completion of the International Space Station, and the continued availability and use of the U.S. Space Shuttle and the International Space Station;

•                  Technological difficulties and potential legal claims arising from any technological difficulties;

•                  Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by the manned and unmanned space programs that replace the Space Shuttle Program;

•                  The effect of economic conditions in the U.S. or other space faring nations that could impact our ability to access space and support or gain customers;

•                  Uncertainty in government funding and support for key space programs;

•                  The impact of competition on our ability to win new contracts;

•                  Delays and uncertainties in future space shuttle and the International Space Station programs;

•                  Uncertainty in securing reliable and consistent access to space;

•                  Delays in the timing of performance of other contracts; and

•                  Risks described in the “Risk Factors” section of this Form 10-K.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described under the heading “Risk Factors” beginning on page four of this Form 10-K and elsewhere in this Form 10-K, or in the documents incorporated by reference herein. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the SEC or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Form 10-K and in prior or subsequent communications.

ii

PART 1

DEFINITIONS

As used in this Form 10-K, the abbreviations and acronyms contained herein have the meanings set forth below. Additionally, the terms “SPACEHAB”, “the Company”, “we”, “us” and “our” refer to SPACEHAB, Incorporated and its subsidiaries, unless the context clearly indicates otherwise.

1994 Plan	1994 Stock Incentive Plan
AAC	Applied Astronautics Corporation
APB	Accounting Principles Board
ASO	Astrotech Space Operations
Astrium	Astrium GmbH
Astrotech	Astrotech Space Operations
ATV	Automated Transfer Vehicle
Boeing	The Boeing Company
CE&R	Concept Exploration and Refinement
Common Stock	SPACEHAB Common Stock
ESP2	External Stowage Platform 2
ESP3	External Stowage Platform 3
FASB	Financial Accounting Standards Board
Flight Services	SPACEHAB Flight Services
GAAP	Generally Accepted Accounting Principles
Government Services	SPACEHAB Government Services, Inc.
ICC	Integrated Cargo Carrier
ISS	International Space Station
IVA	Intravehicular Activity
JAXA	Japan Aerospace Exploration Agency
Lloyd’s	Lloyd’s of London
Lockheed Martin	Lockheed Martin Corporation
NASA	National Aeronautics and Space Administration
OSTM	Ocean Surface Topography Mission
PI&C	Program Integration and Control
RDM	Research Double Module
ReALMS	Research and Logistics Mission Support
RSC Energia	Rocket Space Corporation-Energia
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SMI	Space Media, Inc.
SMI Plan	Space Media, Inc. Stock Option Plan
USAF	United States Air Force

Item 1.  Business.

Our Company

We were incorporated as a Washington corporation in 1984. We provide a range of products and services that focus on the needs of industry, governments and academia requiring access to, and utilization of the unique environment of space. We employ a staff of engineers and technicians who have supported approximately 250 manned and unmanned missions to space from multiple locations worldwide, including 23 space shuttle missions. We offer products and services in the following areas:

•                  Expertise in qualifying hardware for spaceflight and the habitability and occupational challenges of space;

•                  Facilities and support services necessary for the preparation of satellites and payloads for launch;

•                  Engineering, analysis, and payload operations services;

•                  Program integration and control; and

•                  Product design, development, and fabrication.

Our Business Units

Our company is currently comprised of three primary business segments which provide the following products and services to the government and commercial markets. Our business units include:

SPACEHAB Flight Services. The primary goal of our Flight Services business unit is to enable government and commercial enterprises to overcome the accessibility, habitability and occupational challenges of space. To meet our clients’ specific mission requirements, we offer a range of engineering, research, logistics, integration, operations, and ground support services. Through this business unit, we will continue to offer a full range of ground-based pre- and post-flight experiment, cargo, and payload processing services as well as on-orbit operations support. Additionally, we are supporting contracts for ongoing flight hardware manufacturing projects in support of NASA and international customers. During fiscal year 2007, our Flight Services business unit accounted for 65% of our consolidated revenues.

Astrotech Space Operations. Our Astrotech business unit provides modern facilities and support for the preparation of multi-million dollar satellites and payloads for launch on expendable launch vehicles. Since 1985, our Astrotech business unit has been providing government and commercial customers with a commercial alternative to using government-owned facilities to prepare their satellites for launch in the United States. Astrotech currently has long-term contracts in place with NASA, United Launch Alliance, National Reconnaissance Office and Sea Launch, LLC. During fiscal year 2007, Astrotech accounted for 23% of our consolidated revenues.

SPACEHAB Government Services. For nearly 30 years, our Government Services business unit has provided large scale program technical support and specialized engineering analysis, products, and services to NASA and other customers. Our Government Services business unit derives most of its revenue under ARES’ contract to provide configuration and data management services within NASA’s Program Integration and Control contract for the International Space Station. The base contract period extends through September 2008 and can be extended for two additional one year terms at the election of our NASA customer. Under this contract, we facilitate the assurance that the tens of thousands of hardware and software parts and components meet approved design and the configuration requirements for the International Space Station. During fiscal year 2007, our Government Services business unit accounted for 11% of our consolidated revenues.

Short-Term Liquidity Issues

Until August 2007, our primary source of revenues and cash flows was our Flight Services unit. This business unit represented 65% of our consolidated revenues during fiscal year 2007. For the reasons discussed below, in August, the Company completed its last designated space shuttle mission employing modules. We have written off the book value of these space assets and have terminated our leases on certain other space shuttle assets. As a result, a substantial component of historical revenue and cash flow will not be achieved in future periods.

We currently have $10,306,000 of Junior Notes which mature in October 2007 and $52,944,000 of Senior Notes which mature in October 2010. If we do not consummate our proposed exchange offer (see Note 27 of our audited consolidated financial statements), we do not anticipate that we will be able to make the principal payments due on our Junior Notes in October 2007 without additional financing.

New Business Vision

In anticipation of the planned 2010 space shuttle retirement, we began developing new products and services. We are now focusing our business on applying our core capabilities for the commercial exploitation of space. These new business initiatives include the following:

•                  Processing products and services in microgravity;

•                  Commercializing products manufactured in microgravity;

•                  Commercializing products developed for use in the space industry;

•                  Acquiring other U.S. space contractors; and

•                  Providing end-to-end services for commercial and government satellite operations.

Although we are developing products and services in support of the new business vision, we currently do not have contracts or other arrangements to provide these products and services. We cannot assure you that we will be able to successfully develop these new products and services in the future. We anticipate that we will require substantial additional capital to develop these new products and services, and that this additional financing will likely substantially dilute current holders of our common stock.

The following is a summary of our new business initiatives.

Microgravity

Overview. In the early days of the space program, it was determined that the effects of microgravity provided a unique environment that could potentially benefit humans. Over the life of the space shuttle and International Space Station programs, NASA has spent billions of dollars on microgravity infrastructure and research experiments in order to understand these effects. Many of these products and services have not been developed and we have been responsible for the logistics for several hundred of these experiments on the space shuttle, the Russian Progress vehicle, the Mir Space Station, and the International Space Station.

On August 14, 2007, in an announcement that we believe bolsters the development of our microgravity business, NASA stated that it was seeking private industry proposals for research and manufacturing concepts and opportunities onboard the International Space Station. This announcement, along with Congress’ designation of the International Space Station as a National Laboratory, indicates NASA’s desire to open the International Space Station for the benefit and profit of commercial projects. Because of our experience with microgravity, believe that we are well positioned to transition from handling the logistics of microgravity research projects to a fully commercialized microgravity design, transportation and processing operation.

Microgravity Mission Design Initiative. Based upon our microgravity logistics experience, we expect to prepare and send complex processing facilities to space. This end-to-end service requires our core capabilities including:

•                  Payload analysis;

•                  Process and control analysis;

•                  Product design;

•                  Flight hardware manufacturing;

•                  Hardware test and certification;

•                  Robotic facility development;

•                  Payload containment systems;

•                  Data communication systems; and

•                  Safety analysis and certification.

Microgravity Transportation Initiative. SPACEHAB microgravity transportation will encompass the planning and preparation of microgravity payloads for installation and launch on a variety of launch systems including the space shuttle, Russian Soyuz, Progress and Photon, European ATV, Japanese HTV, our planned ARCTUS spacecraft, the SpaceX Corporation’s Dragon and Rocketplane Kistler’s K-1. These preparations will include preparing complex life science and material processing payloads to survive the extremities and complexities of a launch to microgravity. We expect to provide specialized transportation of payloads to the launch site and integrate payloads into the launch vehicle. Returning payloads will then be recovered at the landing site where our personnel will remove the payload and transport it to the post processing destination.

Microgravity Processing Initiative. As part of our microgravity processing initiative, we have analyzed the results of a number of the experiments that we were logistically responsible for on the space shuttle, the Russian Progress vehicle, the Mir Space Station, and the International Space Station. We have targeted potential products that we believe can be developed in microgravity, that are within our core capabilities and that we believe provide proven value. In anticipation of this function, our Logistics Training Module, located at the SPACEHAB Payload Processing Facility in Cape Canaveral Florida, is being retrofitted as a training facility for applications under our new microgravity processing initiative. We believe that this training facility will assist us with executing the very complex in-space processing procedures that will be necessary for us to successfully produce products developed in microgravity that are capable of being commercialized. In addition, we expect to also improve upon microgravity processing hardware, software, and production techniques to further improve our on-orbit processing capabilities and results. This includes remote process controls, robotics, data communications and flight hardware design and certification.

SPACETECH Initiative. In 2007, SPACETECH was formed to serve as a ‘technology incubator’. Through SPACETECH, we intend to commercialize products that we plan to produce in microgravity, secure the rights to and commercialize hardware and software designed for and used in space, and manufacture, sell, and distribute the end product to government and commercial consumers. SPACETECH has identified the following products that are in various stages of their product life cycles:

•                  Under a Space Act Agreement with NASA, we began development of a mini-mass spectrometer, a small, portable, low power unit capable of detecting chemical compounds such as explosives, weapons of mass destruction, and toxic gases. We believe that this new ion trap technology will have many commercial terrestrial applications including Homeland Security applications such as airport, shipping port, and border control; medical applications including anesthesia expelled gas analysis and medicine production and contamination detection; chemical applications including polymer process control; and food processing applications which include process control, contamination, and spoil detection. Mockups of our mini-mass spectrometer have been tested and we are currently refining the design for commercial manufacturing. We are currently in negotiations with a company relating to the licensing, sales and distribution of the mini-mass spectrometer.

•                  The Federal Aviation Administration and Department of Transportation have enacted new regulations for airline transportation of oxygen containers to enhance safety in the event of a fire. Applying decades of experience in the development of specialized containers, we are working with an industry partner to develop and certify a container to meet these new requirements. Early testing has proven successful. If we are successful in developing this product, we may have an opportunity to enter a new market.

•                  With our many years of experience in human spaceflight, we became aware of various persistent problems regarding cargo transportation to and from Earth. One such problem is the containment of liquids in commonly used soft bag containers. These soft bags are widely used over hard containers due to the lighter weight materials they are constructed from and the need for more flexible materials that allow more efficient packing configurations. The inherent problem with soft bags is the difficulty in keeping them “water tight” in the microgravity environment and in such extreme conditions such as launch and reentry. The SPACEHAB Containment Bag was successfully designed and developed and flew its first mission on STS-118. We are in the process of having this product “flight qualified” for use by NASA on future space flights. We believe that this technology can also be used in Earth-based applications such as hazardous waste containment, bio-hazard containment, environmental clean-up operations, medical transportation applications, disaster recovery operations, and military applications.

•                  Beginning with STS-9, NASA conducted numerous microgravity research projects related to protein crystal growth in space. However, due to the realignment of NASA’s goals, there are no further NASA-sponsored protein crystal growth efforts planned. Through the execution of our microgravity processing initiative, we expect to take full advantage of the microgravity protein crystal growth findings and infrastructure established by NASA. Protein crystals lead to the development of treatments that target diseases caused by aberrant protein function. Previous spaceflight research suggests that growing protein crystals in the microgravity environment of space offers the possibility of significantly increasing the x-ray diffraction quality of protein crystals. We believe that because of the high quality of these protein crystal structures, they may be used to better define the protein structures of diseases such as diabetes, cystic fibrosis, sickle cell anemia, Alzheimer’s, Parkinson’s disease, Lou Gehrig’s disease and certain forms of cancer, which in turn may lead to the development of drugs capable of combating these diseases. If we are successful in developing protein crystals in microgravity, we expect to pre-sell these crystals to pharmaceutical companies.

•                  Among the many life science experiments that were flown in our science module were tissue growth cultures. Spaceflight results suggested that skin grown under microgravity conditions has the potential for being utilized more effectively in skin grafting therapies. This is important for many medical applications including burn victims that would greatly benefit from the more complete tissue that can be grown in the microgravity environment of the International Space Station. We will attempt to establish relationships with therapeutic companies in the sales and distribution of product related to this initiative.

New Astrotech Services

We believe that Astrotech is a recognized leader in commercial spacecraft processing services. Astrotech intends to expand its market by offering end-to-end assurance services to both commercial and government customers. These new services would extend Astrotech’s current relationships with customers’ satellites from a few weeks of ground processing to multiple years of services throughout a satellite’s lifecycle. Specifically, we believe that there are hundreds of commercial and government satellites that could each be served for 10 years or longer by Astrotech’s new end-to-end space mission assurance services. We have been and will continue to research, along with our government and commercial customers, the capability to provide a wide range of on orbit services that includes the capability to provide additional station time, fleet management services, surveillance systems, and de-orbit services. The pursuit of these new offerings is expected to increase Astrotech revenue dramatically, but may require Astrotech to invest in new terrestrial and orbital capabilities.

New SPACEHAB Engineering Services Contracts

Our exceptional performance under the Program Integration and Control contract, including the government awarding us a perfect score of 100, led to us securing a contract for additional configuration and data management work in support of NASA’s Constellation Program. Additionally, we are currently responding to formal requests for proposals for similar support on the Orion Project Integration Contract and the Constellation Program Support Contract.

New Flight Services Initiatives

The primary goal of our Flight Services business will be to provide government and commercial customers the same quality mission design flight hardware design and fabrication, and payload integration services that we have performed for NASA for the past 23 years. We expect launch providers to use these services because of our experience in this area and the complexity in preparing cargo for launch.

Advanced Research and Conventional Technology Utilization Spacecraft (ARCTUS)

We are assembling a team of industry partners with the common goal of developing a commercial transportation system providing lower cost, lower risk space transportation services, than conventional government-developed transportation systems. ARCTUS is designed to provide cargo transportation services to the International Space Station under the unfunded Space Act Agreement signed with NASA in June 2007. The ARCTUS design uses flight-proven components to reduce development costs and program risk. This approach eliminates a large percentage of most of the non-recurring engineering labor costs. The ARCTUS design is expected to be compatible with existing, flight-proven launch vehicles, payload requirements, and interfaces, as well as the interface requirements for vehicles visiting the International Space Station. If completed, we believe that ARCTUS will be able to provide us with an additional space access solution for our microgravity processing products and for commercial cargo delivery to the International Space Station.

Our Competitive Strengths

We believe that during our 23 year history, we have developed specialized experience in providing space products and services. We believe that it is this solid foundation, along with the following competitive strengths, that will enable us to achieve our business strategy:

•                  Industry-unique Expertise. We have completed 23 space shuttle missions, prepped nearly 250 satellites for launch, and been responsible for the logistics of experiments flown in space. We are the only commercial company that designed and flew habitable volume for use by the space shuttle crews as additional living and working space. Further, the ability to integrate products into a variety of containers and ultimately, vehicles, is a significant competitive advantage for us.

•                  Employees. From five locations nationwide, our team is comprised of highly specialized personnel closely familiar with both the space industry and/or governmental space agencies who have special expertise in commercial space and human space flight.

•                  Government Services Achievement. We have become highly valued for our support of the International Space Station configuration and data management requirements as evidenced by our receipt of a perfect award score of ‘100’ and near perfect scores during subsequent evaluation periods.

•                  Recognizable and Respected Brand. We believe the SPACEHAB name and ‘mark’ is one of a select few brands that has appeared in countless media photos and video footage featuring on orbit activities and crew members in action on the space shuttle.

Competition

Our competition and the barriers to entry vary amongst our business units. For our Flight Services segment, the modules and other assets that we own represent a capital investment that many new entrants into the market would have difficulty matching. Although our modules are currently not scheduled for use on another space shuttle mission, we estimate that it would take another organization three to five years to develop, and certify for use by NASA, a module service similar to that operated by our Flight Services business unit. NASA has elected to utilize competing government-developed systems (i.e. the Italian Space Agency-built Multi Purpose Logistics Module, etc.) for the remaining logistics requirements. However, we believe our assets provide more utility in supporting powered experiments and are able to carry more weight and volume than the other solutions available to NASA.

A robust commercial space industry is developing with SpaceX and RpK achieving grants in 2006 under the COTS Space Act Agreement (SAA) to develop commercial based cargo capability and other competitors such as SpaceDev, Andrews Aerospace, ourselves, and others continuing with developing alternatives under unfunded SAAs. In September, the Company and several other commercial space companies responded to NASA’s Request for Information (RFI) for Phase II commercial ISS cargo transportation services. NASA’s stated goal was to use responses from the RFI to help craft a formal solicitation for these services, however there is no guarantee that a solicitation will be issued. NASA has also committed to utilize the Russian Progress and Soyuz vehicles to supplement and replace capability of the space shuttle as it is phased out. The European ATV and Japanese HTV will also provide alternatives to NASA and commercial uses as access to space.

We expect that our space based microgravity processing will compete with both foreign and domestic institutional supported research from governments and academia.

Our Astrotech spacecraft and payload processing facilities are located in Florida and California and process satellites constructed in the United States. Due to the costs of transporting spacecraft internationally, our Astrotech business unit generally does not compete with launch services based in other countries. At present, our Astrotech business unit’s commercial U.S. competition is limited to the California launch site at Vandenberg Air Force Base where California Commercial Spaceport Systems International (SSI) is located. SSI acquired surplus United States Air Force (“USAF”) facilities through a lease agreement with the USAF at Vandenberg Air Force Base before we established our facilities there. SSI does not have payload processing facilities in Florida, where the majority of U.S. commercial satellite launches occur. In addition, as the commercial space industry continues to evolve, we expect to face increasing competition from new companies. Our new initiative in end to end mission assurance capabilities faces the competitors of OSSL in Europe, GEORing in Europe, the U.S. military, NASA, and other government funded on orbit servicing entities.

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

Our Government Services business unit competes with companies that provide operations support, configuration management, and engineering and fabrication services to NASA. These competitors include aerospace contractors such as Boeing, Lockheed Martin, United Space Alliance, ARES Corporation, Barrios Technologies Inc., Bastion Technologies, Cimarron, and Oceaneering Space Systems. However, this business unit’s primary source of revenue comes from a subcontract arrangement that expires in 2008 with options to extend up to two years.

We expect SPACETECH to develop and market new products, based upon space technologies. This new initiative’s two primary business development efforts are the mini-mass spectrometer and the plane box specialized container. Competition to the mini-mass spectrometer will come in two forms: incumbent mass spectrometer companies (i.e., Griffin Analytical, Torion, and Inficon) and new competing technologies (Smiths Detection, GE Security, and OI Analytical). SPACEHAB’s design incorporates an approach which we expect to lead to a lower cost and higher volume capacity than our competitors. We expect the competition for our plane box product will be minimal given that the container is being designed in response to a new DoT and FAA rule. One potential competitor, Viking Packaging, began pursuing the opportunity but has since halted the project as their concept encountered issues during preliminary testing. Currently we are not aware of any competitors. However, large companies with greater capital resources may enter this field.

Dependence on a Single Customer or Limited Number of Customers

Approximately 75% of our revenue in fiscal year 2007 was generated by various NASA contracts or subcontracts. While other contracts with commercial customers provide revenue from varying sources, we anticipate that contracts servicing NASA will continue to account for a significant amount of our revenue in the near future. Although we cannot make any assurances that NASA will require our services in the future, we are under firm contracts with NASA to support a variety of activities for the next several years. We continue to work on diversifying our customer base to include other government agencies, foreign space agencies, aerospace partners, and private companies.

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

Our Astrotech business unit serves the satellite launch industry which is dominated domestically by Lockheed Martin and Boeing. We have a contract in place with United Launch Alliance, successor to Lockheed Martin to support payload processing for the Atlas launch vehicle program and we also provide payload processing services for Boeing’s Delta launch vehicle program. This contract guaranteed us a minimum of four launches annually through December 2006 and was extended through December 2007. In March 2007, United Launch Alliance extended the contract for one more year and has the option to extend it for an additional three years. We have other current contracts in place with NASA and Boeing for support of spacecraft processing activities in both Florida and California. Our Astrotech business unit manages the Sea Launch facility under a long-term contract with Sea Launch Company, LLC which expires in 2011.

Backlog Update

As of June 30, 2007 our contract backlog was approximately $26.8 million, of which $13.7 million represented U.S. Government backlog and $13.1 million, represented non-U.S. Government contracts. See “Risk Factors — Termination of our backlog orders could negatively impact our revenues” for additional discussion of our backlog.

Research and Development

We incurred $0.8 million, $0.4 million, and $0.1 million in research and development expense during fiscal years 2007, 2006, and 2005, respectively. Research and development in fiscal year 2007 has been directed towards development of our mini-mass spectrometer product. Research and development in fiscal year 2006 and 2005 had been directed towards development of commercial responses to the National Vision for Space Exploration.

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

Defense Security Service.  From time to time we are requested to process government spacecraft payloads that must be handled under federal security clearances. To accommodate these requirements, we maintain facility security clearances within certain subsidiaries of the Company and have persons engaged by the Company with necessary active security clearances to support these requirements. Maintenance of an active facility clearance requires dedicated trained personnel, specified facility standards and recordkeeping.

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

Employees Update

As of June 30, 2007 we employed 176 regular full-time employees. The breakdown by area is as follows: SPACEHAB corporate and executive management is 24; 68 are employed by Flight Services; Government Services personnel total 46; and 33 are employed by Astrotech. Of these employees, approximately 15.2% hold advanced degrees beyond a bachelor’s degree. Additionally, a significant number of our employees have experience in both the space industry and/or governmental space agencies, with a special expertise in commercial space and human space flight. None of our employees are covered by collective bargaining agreements.

Item 1A.  Risk Factors.

The risks and uncertainties described below are not the only risks facing us. Additional risks not presently known to us or which we consider immaterial based on information currently available may also materially adversely affect us. If any of the following risks or uncertainties actually occurs, our business, financial condition, and results of operations could be materially adversely affected.

Risks Related to Our Business

After August 2007, our cash flows from operations associated with space shuttle missions will be materially reduced.

During fiscal year 2007, our Flight Services business unit derived over 98% of its revenues, which represented approximately 64% of consolidated revenues for fiscal year 2007, from the use of our modules and integrated cargo carriers by the space shuttle fleet. We have no contracted missions after August 2007 for our modules and we have terminated our leases for the integrated cargo carriers and will no longer have the use of the integrated cargo carrier. Our inability to generate new contracts on a timely basis will have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to anticipate technological advances and customer requirements, including NASA’s requirements for products and services, our business and financial condition will be adversely affected.

Our growth and future financial performance depend in part upon our ability to anticipate technological advances and customer requirements. There can be no assurance that we will be able to achieve the technological advances that may be necessary for us to remain competitive. In 2007, we commenced new business initiatives for the commercial exploitation of space. These new business initiatives will require large investments of capital and technical expertise. We may not be able to develop products and services in connection with these new business initiatives. Our failure to anticipate or respond adequately to changes in technology and NASA requirements, or delays in additional product development or introduction, could have a material adverse effect on our business and financial performance.

We plan to develop new products and services for the space industry. No assurances can be given that we will be able to successfully develop these products and services.

Our business strategy is to use the experience we have accumulated to expand the services and products we offer to the international space industry. These services and products generally involve the commercial exploitation of space, and involve new and untested technologies and business models. These technologies and business models may not be successful, which could result in the loss of any investment we make in developing them.

Our attempt to develop new technologies and business models to commercially exploit space will require substantial additional capital, which may not be available to us, and which, if available may substantially dilute equity owners.

Our future business operations will be focused on developing new technologies and business models for the commercial exploitation of space. We expect that these technologies and models will require substantial additional capital. No assurances can be given that capital will be available to us. The cost of future capital, if available, is likely to be very expensive, and is likely to substantially dilute holders of equity, including those that tender in the exchange offer.

We incur fixed lease obligations for our payload processing facilities used to support our module and space shuttle operations and have no contracts for such future business.

A substantial portion of our operating costs is a fixed lease obligation for our Cape Canaveral payload processing facility used to support our module and space shuttle operations. The balance of this lease extends over a period of four more years. We currently have no revenue-generating contracts for future business that would support our module and space shuttle operations. We must obtain new contracts in order to generate future revenue. Our inability to generate new contracts would have a material adverse effect on our business, financial condition, and results of operations. In addition, since a large portion of our operating costs are relatively fixed due to this lease obligation, variations in the timing and progress of future contracts can materially affect our business, financial condition, and results of operations.

The completion of our space shuttle module mission in August 2007 will result in the redeployment or reduction of technical and operations personnel, which may result in us incurring severance obligations.

Due to the completion of our space shuttle module mission in August 2007, we will either have to redeploy technical and operational personnel to other contracts, or reduce our workforce in order to lower our cost structure as part of a reorganization of operations. Any future reduction in workforce would be accompanied by the payment of severance obligations which could have a material adverse effect on our financial condition. In addition, a future reduction in workforce would be accompanied by a risk of litigation, which if initiated or successful, could harm our business and financial position.

Since we are dependent on NASA as a customer, if the products and services we are currently developing for use by NASA’s successor to the Space Shuttle Program are not used, our financial condition and results of operations will be materially adversely affected.

Approximately 85% of our revenue for fiscal year 2007 was generated from eight contracts supporting NASA. We anticipate that revenue from NASA-related projects will continue to account for a material amount of our revenue in the future. In the past, we have developed products without any firm commitments from NASA. Although we may invest substantial amounts developing products for the shuttle’s replacement program without any contracts with NASA, we cannot provide any assurances that such products will be used. Since the final program that will be chosen by NASA is not currently known, we cannot provide any assurances that the products and services we may develop will be suitable for such replacement programs. If NASA or its contractors do not purchase the products and services we are developing for the shuttle’s replacement programs, our financial condition and results of operations will be adversely affected.

Termination of our backlog of orders could negatively impact our revenues.

As of June 30, 2007, we had a firm backlog of approximately $26.8. Firm backlog consists of aggregate contract values, excluding the portion previously recognized as revenues, in work change orders on existing contracts, and our estimate of potential award fees. Backlog as of June 30, 2007 does not give effect to new orders received or any terminations or cancellations since that date. Approximately 51% of our firm contract backlog as of June 30, 2007 was derived from contracts with the U.S. Government and its agencies or from subcontracts with the U.S. Government’s prime contractors. Since our government contracts are contingent upon Congressional appropriations and are terminable “for convenience,” we cannot assure that our backlog will ultimately result in revenues.

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

As a U.S. Government contractor, we are subject to a number of rules and regulations, the violation of which could result in us being barred from future U.S. Government contracts.

We must comply with and are affected by laws and regulations relating to the award, administration, and performance of U.S. Government contracts. These laws and regulations, among other things:

•                  Require certification and disclosure of all cost or pricing data in connection with certain contract negotiations.

•                  Impose acquisition regulations that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts.

•                  Restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

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

Most of our competitors have much greater financial resources than we do.

The U.S. Government, the governments of other countries and private companies participate in the highly competitive space industry often as both suppliers and end-users of space services. Our long-term strategy growth is to commercially exploit space. These strategies could require us to compete with commercial companies such as The Boeing Company, Lockheed Martin Corporation and other large aerospace companies, many of which have existing NASA support contracts, substantially greater financial resources and manufacturing capabilities, more established and larger marketing and sales organizations, and larger technical staffs than we have.

United Space Alliance, which is equally owned by The Boeing Company and Lockheed Martin Corporation, is the primary contractor for NASA’s Space Shuttle Program. United Space Alliance is responsible for the day-to-day operation and management of the U.S. Space Shuttle fleet. United Space Alliance is currently the primary contractor in the market for civil ground operations and payload processing services. We believe that the privatization of space station operations and successor programs will continue to result in intense competitive pressure among contractors to retain their current contracts and/or capture new payload processing work from other contractors. To the extent that these contractors are able to retain or enlarge their roles in payload processing operations, our ability to successfully compete for a share in this market could be impeded, which could have a material adverse effect on our future financial performance.

At present, competition in the United States for our Astrotech spacecraft launch processing services is limited to the California (Vandenberg) launch site, where a competing company called California Commercial Spaceport Systems International is located. California Commercial Spaceport Systems International does not have payload processing facilities in Florida, which is where the majority of U.S. commercial satellite launches occur. However, if California Commercial Spaceport Systems International or another satellite launch processing service provider were to build in Florida, or NASA were to expand its facilities in Florida, our financial performance could be adversely affected.

The Astrotech strategy of extending the life of satellites has been in development for years by Boeing, DARPA, U.S. Naval Research Labs the U.S. Air Force and various European companies. Advancement by these entities or their ability to secure early contracts in this new sector could adversely affect our future growth plans and financial performance.

A branch of the U.S. Government could construct spacecraft ground processing facilities at one or more of the domestic launch sites served by Astrotech which could significantly reduce the number of missions using Astrotech’s facilities.

Astrotech currently provides services for domestic launch sites. In the event that the U.S. Government constructs spacecraft ground processing facilities that would compete with the launch sites currently serviced by Astrotech, there would be a reduced need for use of Astrotech’s facilities. This would result in the U.S. Government competing directly with us for our existing customers in connection to servicing domestic launch sites, which in the aggregate could significantly reduce our revenues. The U.S. Government, as a competitor to Astrotech, may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in this area of spacecraft ground processing facilities. There can be no assurance that we will be able to compete successfully against the U.S. Government as a potential competitor in this area or that these competitive pressures we may face will not result in reduced revenues and market share for us.

Our earnings and margins may vary because many of our contracts are fixed-price contracts.

As of June 30, 2007, we had one significant cost-reimbursable and 11 significant fixed-price contracts. Cost-reimbursable contracts generally have lower profit margins than fixed-price contracts. Our Flight Services and Astrotech spacecraft processing business units’ contracts are mainly fixed-price contracts.

Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, any costs in excess of the fixed price are absorbed by us. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards. Under a fixed-price contract, if we are unable to control costs we incur in performing under the contract, our financial condition and operating results could be materially adversely affected.

We are under a fixed-price contract to construct building improvements for a government client at Astrotech’s facilities and could incur losses or performance penalties in completing the work.

We currently have a contract to construct building improvements for the U.S. Government at Astrotech’s facilities on a fixed-price basis. While a fixed-price contract allows us to benefit from cost savings, it also exposes us to the risk of cost overruns. If the initial estimates we used to calculate the contract price and the cost to perform the work prove to be incorrect, we could incur losses. In addition, this contract has specific provisions relating to cost, schedule, and performance. If we fail to meet the terms specified in such contract, then our cost to perform the work could increase or our price could be reduced, which would adversely affect our financial condition. Moreover, successful performance of this contract depends on our ability to meet production specifications and delivery rates. If we are unable to perform and deliver under contract requirements, our contract price could be reduced through the incorporation of performance penalties, such as liquidated damages, termination of the contract for default, or other financially significant exposure. Thus, this fixed-price contract has a substantial risk for potential losses if our estimated costs exceed our estimated price or if we cannot perform in accordance with the terms of the contract.

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

Our financial results could be adversely affected if the estimates that we use in accounting for contracts are incorrect and need to be changed.

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

If we are unable to find users of future products we develop without a contract for such product, we will have to write-off the value of such assets.

We have in the past, and expect to continue in the future, to fund development of certain projects prior to being awarded a contract for such projects. No assurances can be made that any funds we may spend in the future in connection with the development of new products will lead to the award of a contract or that any such contract will be awarded on terms that are economically favorable to us. In addition, we depreciate space hardware, and intend to depreciate future capital assets that are dedicated to supporting the space shuttle over a period that approximates the useful life of the space shuttles. However, since we do not expect to receive additional contracts for the use of our modules, we will be required to write-off the remaining value of our modules. In addition, in the event we are not awarded contracts for the use of future products or services, we could be required to write-off the value of any future capital assets, and/or costs of prepaid services performed, which could have a material adverse effect on our financial condition and results of operations.

Our spacecraft payload processing facilities are specifically designed to process satellites and other payloads and we would lose a substantial portion of their value if we no longer provided these services.

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

Preparing a proposal to bid on a contract is generally a three to six month process. This process is time consuming and results in the incurrence of substantial costs that are generally not reimbursable even if the contract is awarded. We have prepared proposals for and bid on contracts that were not awarded to us in the past and anticipate that we could incur substantial costs related to contracts that are not ultimately awarded to us in the future. In addition, even if we are awarded a contract, we generally do not begin performing work for several months after the bidding process is complete. If funding problems by the party awarding the contract or other matters further delay our commencement of work on the contract, these delays may lower the value of the contract to us, even rendering it unprofitable.

Because our operating results are highly dependent on the timing of space shuttle missions and spacecraft launches, they may fluctuate significantly from quarter to quarter.

Our microgravity product processing strategy relies on sending our payload samples to and from space which requires us to rely on access to space on-board the space shuttle, Progress, Soyuz, ATV, Falcon, HTV, ARCTUS or K-1 rockets. The timing and availability of space shuttles or spacecraft missions that could carry our samples, the availability of third party launch vehicles, the number and types of missions flown, the number and timing of satellite launches that use our Astrotech spacecraft processing facilities, and other factors can cause our results of operations to fluctuate significantly from quarter to quarter.

Most obligations under our contracts, including contract-related engineering, research and development, and selling, general and administrative expenses, are recorded in the periods in which they are incurred. Accordingly, we may report routine operating losses in quarters in which no space missions are in process.

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

Our inability to maintain required government security clearances or the impact of foreign ownership or control could result in a loss of potential future spacecraft ground processing and other opportunities.

In order to be a service and product provider for spacecraft ground processing and other related activities, we are required to maintain certain government security clearances and we must comply with laws that limit foreign ownership and control. We may be subject to regulatory action and possibly other sanctions if we fail to comply with applicable laws and regulations relating to required security clearances and foreign ownership and control. This could harm our reputation, our prospects for future work and our operating results. Failure to comply could also result in the termination of current operations. A finding by the U.S. Government that we are not in compliance with security clearance standards could materially and adversely affect us. Similarly, a finding by the U.S. Government that we are not in compliance with foreign ownership and control laws or other related legislative requirements could materially and adversely affect us.

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

A long and protracted restructuring could cause us to lose key management and technical employees and otherwise adversely affect our business.

If we fail to consummate the exchange offer on a timely basis, any alternative we pursue, whether in or out of court, may take substantially longer to consummate than the exchange offer. A protracted financial restructuring would further disrupt our business and would divert the attention of our management from operation of our business and implementation of our business plan. It is likely that such a prolonged financial restructuring or bankruptcy proceeding would cause us to lose many of our key management employees, including the most senior members of management. It is also likely a prolonged financial restructuring or bankruptcy proceeding would cause us to lose customer contracts or be ineligible to obtain government contracts. Such losses or key management employees would likely make it difficult for us to complete a financial restructuring and may make it less likely that we will be able to continue as a viable business (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources).

There may be no market for our stock on an active trading market.

The NASDAQ has notified us that we are in violation of their listing requirements, since we have not maintained our share price for our common stock of $1.00 or more. If we do not meet the share price requirement by October 3, 2007, our common stock may be delisted from NASDAQ. If we are delisted we have no current plans to list on any securities exchange or other stock market. It is possible that the market for our stock will be subject to disruptions. You may not be able to sell your stock when you want and, if you do sell, you may not be able to receive the price you want.

If we fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our reputation, financial condition, and the value of our notes and capital stock may be adversely affected.

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

In order to achieve compliance with Section 404 within the prescribed period, management is utilizing outside consultants to aid us in the adoption of a detailed project work plan that assesses the adequacy of our internal control over financial reporting, remediates any control weaknesses that may be identified, validates through testing that controls are functioning as documented, and implements a continuous reporting and improvement process for internal control over financial reporting. However, we may not be able to complete the work necessary for our management to issue its management report in a timely manner, or any work that will be required for our management to be able to report that our internal control over financial reporting is effective. In addition, our independent auditors may not be able to issue an attestation report on management’s assessment. Our failure to comply with Section 404, including issuing the management report and obtaining the attestation report, may materially adversely affect our reputation, our financial condition, and the value of our securities, including our outstanding notes, exchange units, and common stock. Furthermore, our costs of compliance with Section 404, including the cost of remedying any identified weaknesses, could be material and could adversely affect our financial condition and results of operations.

If we are unable to effect the exchange offer, we may file for bankruptcy, which could have a material adverse effect on our business.

If we are unable to complete the exchange offer for any reason, we may restructure through a bankruptcy proceeding. Our ability to restructure in bankruptcy is subject to numerous risks, including the following:

•                  We may lose customers in bankruptcy because our services are critical to our customers’ businesses.

•                  The costs of bankruptcy will significantly exceed the costs of an out-of-court transaction.

•                  We may be unable to arrange debtor-in-possession financing or otherwise finance our operations during bankruptcy.

Any alternative restructuring through a bankruptcy proceeding could be on terms less favorable than those set forth in this exchange offer. If a bankruptcy proceeding were to occur, there is a risk that your ability to recover your investments would be substantially delayed and more impaired than under the proposed exchange offer. The expenses of any bankruptcy case could reduce the assets available for payment or distribution to our creditors, including holders of the Junior Notes and Senior Notes. In addition, a bankruptcy proceeding (either voluntary or involuntary) may not increase the amount of any payment or distribution that you, as a tendering holder, would receive. In fact, a bankruptcy proceeding could reduce such amount and, in any event, would delay any payment or distribution.

Even if the exchange offer is successfully consummated, we will still need substantial additional capital.

Our capital requirements for continuing operations consist of our general working capital needs, scheduled principal and interest payments on our debt obligations, certain contractual commitments, and capital expenditures. This includes short-term capital to finance continuing operations at the end of 2007, and long-term capital to finance our growth. Our capital resources which are solely comprised of cash reserves and cash generated from operations, may not be sufficient to meet these capital requirements. While we believe that the exchange offer would help address our foreseeable refinancing risk related to the Junior Notes that mature in October 2007, there is no assurance that the exchange offer will be sufficient to alleviate our liquidity issues due to a lack of capital resources. In addition, with the conclusion of STS-118 in August 2007, we expect to have a material decrease in our revenue from our Flight Services business, which has accounted for over 70% of our consolidated revenue during the first nine months of fiscal year 2007. Moreover, our revolving credit line expired on February 11, 2007. As a result, in order to continue to fund our current operations, we will need additional capital. No assurance can be given that we will be able to obtain a new source of capital on terms that are acceptable to us. If we are unable to obtain new capital, we may be forced to subject ourselves to bankruptcy, reorganization, liquidation, dissolution or similar proceeding.

Restructuring our obligations under our outstanding notes has resulted in increased costs to us.

We are incurring significant restructuring costs in connection with the exchange offer. The exchange offer has also resulted in significant costs to us as we pay professional fees related to evaluating our restructuring alternatives and pursuing the exchange offer. These increased costs may have a material adverse effect on our financial condition.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our three business units, Flight Services, Astrotech, and Government Services, currently occupy four locations. The corporate headquarters which had been located at 300 D Street SW, Suite 814, Washington, D.C. 20024 was re-designated to 12130 Highway 3, Webster, Texas 77598 in fiscal year 2002. The term of the present lease for the D Street space expires on December 16, 2007. As of June 30, 2002 we sublet the entire D Street space through the end of the term of our lease. Our other Washington, D.C. office location was closed as of December 31, 2003 and all executive and administrative functions were consolidated at our Webster, Texas office.

Our executive management, marketing and communications, human resources, finance, and operations support personnel, along with one Government Services employee and approximately two-thirds of the Flight Services employees are located at 12130 Highway 3, Building 1, Webster, Texas 77598. The facility consists of 90,867 square feet of office, warehouse, and fabrication space located near the Johnson Space Center. On May 26, 2005 we purchased this facility, including the building and the adjacent three acres of land for the value of $2.0 million. We then sold the building, excluding the three acres of adjacent undeveloped land, for $3.25 million. We are leasing back 100% of the facility for an initial period of ten years, with two five-year options. We will retain the adjacent 3.0 acres parcel for future development or sale.

Our Flight Services payload processing facility, housing a 19-person operations team, is located near the Kennedy Space Center in Cape Canaveral, Florida. The facility is contained in an approximately 58,000 square foot plant. The payload processing facility has a clean room work area of approximately 24,000 square feet. This work area is designed to accommodate our single and double modules, as well as the Integrated Cargo Carriers (“ICCs”) and vertical cargo carrier. This area includes eleven secure experiment/payload integration and work areas ranging in size from 300 square feet to 1,000 square feet each. In addition, the facility provides office space, stock rooms, storage areas, a machine shop, an electrical shop, conference rooms, and other miscellaneous accommodations. We negotiated an agreement with the Canaveral Port Authority for the lease of the land for a forty-three year period which commenced on August 28, 1997. Upon expiration of the land lease, all improvements on the property revert at no cost to the lessor. On May 2, 2005 we sold the 58,000 square-foot processing facility in Cape Canaveral, Florida for $4.8 million. We now lease back 100% of the facility for an initial period of five years, with an option period of an additional five years.

Astrotech occupies two company-owned locations. Astrotech’s headquarters and Florida operations team, consisting of 22 personnel, are located in a nine-building complex located on a 62-acre space technology campus at 1515 Chaffee Drive, Titusville, Florida 32780. This campus encompasses 140,000 square feet of facility space supporting non-hazardous and hazardous flight hardware processing, payload storage, and customer offices. The construction of an additional 50,000 square foot spacecraft processing facility was completed in March 2002. These buildings presently occupy one-third of the 62-acre property owned by Astrotech, with one-third available for expansion and the remaining one-third reserved for hazardous facility safety clearances.

Astrotech has a four-person technical staff located on Vandenberg Air Force Base in Santa Barbara County, California. Astrotech presently leases a 60-acre site on the base and owns four buildings comprising 18,800 square feet, dedicated to the same functions provided at the Florida facility. The term of the present land lease expires on July 13, 2013, with provisions to extend the lease at the request of the lessee and the concurrence of the lessor. Upon final expiration of the land lease, all improvements on the property revert, at the lessor’s option, to the lessor at no cost. During fiscal year 2007, we began an expansion of this facility that will be completed during 2009 that will enhance our capabilities to process five meter satellite payloads.

Additionally, Astrotech has seven employees who are housed at the Sea Launch Home Port facility in Long Beach, California provided in accordance with the provisions of the Astrotech contract with Sea Launch Company, LLC.

Government Services has 45 employees who are housed in two government facilities within the Houston area.

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

As a result of the claim dismissal, the Company paid Lloyd’s of London, the insurer of the RDM, $0.5 million in accordance with the May 12, 2005 agreement with Lloyd’s.

Except as above, the Company is not a party to any pending or threatened proceedings, which in management’s opinion, would have a material adverse effect on our business, financial condition, or results of operation.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended June 30, 2007.

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

Fiscal 2007	High	Low

First Quarter	$1.35	$0.67
Second Quarter	$0.78	$0.60
Third Quarter	$1.23	$0.57
Fourth Quarter	$0.71	$0.46

Fiscal 2006	High	Low

First Quarter	$2.04	$1.07
Second Quarter	$1.25	$0.68
Third Quarter	$1.15	$0.68
Fourth Quarter	$1.41	$0.85

We have never paid cash dividends. It is our present policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

We have 70,000,000 shares of Common Stock authorized for issuance. As of September 19, 2007 we had 13,027,196 shares of Common Stock outstanding. We had approximately 221 shareholders of record of our Common Stock on September 19, 2007.

The NASDAQ has notified us that we are in violation of their listing requirements, since we have not maintained a share price of our Common Stock of $1.00 or more. If we do not meet the share price requirement by October 3, 2007, our Common Stock may be delisted from the NASDAQ.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securitie remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,076,935	$2.606	3,185,774
Equity compensation plans not approved by security holders	—	—	—
Total	1,076,935	$2.606	3,185,774

SPACEHAB Stock Performance Graph

The following performance graph and table do not constitute soliciting material and the performance graph and table should not be deemed filed or incorporated by reference into any other previous or future filings by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate the performance graph and table by reference therein.

The performance graph and table below compare the five-year cumulative total return of our common stock with the comparable five-year cumulative total returns of the Standard & Poor’s Aerospace & Defense Stock Index (“S&P Aerospace & Defense”) and the NASDAQ Composite Stock Index (“NASDAQ Composite”). The figures assume an initial investment of $100 at the close of business on June 30, 2002 in SPACEHAB, S&P, and NASDAQ, and the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among SPACEHAB, Incorporated, The NASDAQ Composite Index

And The S&P Aerospace & Defense Index

SPACEHAB FISCAL YEAR END	6/02	6/03	6/04	6/05	6/06	6/07

SPACEHAB, Incorporated	100.00	74.80	289.76	140.94	92.91	51.18
NASDAQ Composite	100.00	109.91	139.04	141.74	155.82	191.32
S&P Aerospace & Defense	100.00	80.03	105.93	123.79	147.46	183.11

Issuer Purchases of Equity Securities

On March 25, 2003 our Board of Directors authorized us to repurchase up to $1.0 million of our outstanding stock at market prices. As of June 30, 2007 we had repurchased 116,100 shares at a cost of $117,320.

On July 13, 2005 we entered into an amendment to the Amended and Restated Rights Agreement, dated as of February 23, 2004, between us and American Stock Transfer & Trust Company, as rights agents, which had the effect of terminating our Rights Agreement effective July 13, 2005.

Sales of Unregistered Securities

During fiscal year 2007 we did not issue any unregistered securities.

Item 6.  Selected Financial Data.

The following table sets forth our selected consolidated financial data as of and for the years ended June 30, 2003, 2004, 2005, 2006, and 2007. Such data has been derived from our consolidated financial statements audited by Ernst & Young LLP for the fiscal year ended June 30, 2003, by Grant Thornton LLP for the fiscal years ended June 30, 2004, 2005, and 2006, and by PMB Helin Donovan, LLP for fiscal year ended June 30, 2007. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and our Consolidated Financial Statements and Notes thereto included in this annual report. All amounts, except per share amounts, are in thousands.

	Years Ended June 30,
	2003	2004		2005		2006		2007
Statement of Operations Data:

Revenue from operations	$94,963	$77,606	(3)	$59,401		$50,746		$52,762
Costs of revenue	78,791	45,678		47,158		46,855	(7)	51,029	(9)
Gross profit	16,172	31,928		12,243		3,891		1,733
Selling, general and administrative expenses	91,434 (1)	20,982	(4)	1,639	(5)	10,672		13,762	(9)
Research and development expenses	118	223		77		410		801
Income (loss) from operations	(75,380)	10,723		10,527		(7,191)		(12,830)
Interest expense, net of capitalized amounts and interest and other income	7,252	8,142		5,424		5,174	(8)	3,531

Net income (loss)	(81,775)	2,075		5,249		(12,397)		(16,292)
Net income (loss) per common share –basic	$(6.66)	$0.17		$0.42		$(0.97)		$(1.26)
Net income (loss) per common share – diluted	$(6.66)	$0.15		$0.37		$(0.97)		$(1.26)
Shares used in computing net income (loss) per common share – basic	12,285	12,450		12,613		12,744		12,920
Shares used in computing net income (loss) per common share – diluted	12,285	14,142		14,190		12,744		12,920
Cash dividends declared per common share	—	—		—		—		—

Other Data:
Cash provided by (used in) operations	$2,114	$5,273		$(7,153)		$3,984	(8)	$12,310	(10)
Cash provided by (used in) investing activities	3,037 (2)	5,019		17,683	(6)	(1,141)		(7,359	)(11)

Balance Sheet Data (at period end):

Working capital (deficit) surplus	$(4,750)	$(6,351)		$5,435		$2,753		$(5,545)
Total assets	121,356	99,925		101,951		85,450		72,475
Long-term debt, excluding current portion	80,056	66,942		64,885		63,250		52,944
Stockholders’ equity (deficit)	5,090	9,410		14,797		2,809		(13,131)

(1)	Includes approximately $78.3 million of non-cash write downs related to the loss of our research double module, goodwill impairment at our Government Services business unit, and asset impairment.
(2)	Includes approximately $17.7 million of insurance proceeds related to the loss of our research double module.
(3)	Includes approximately $17.5 million due to Boeing’s termination of its spacecraft processing contract with us.
(4)

Includes approximately $0.3 million of non-cash expenses related to subleasing of excess facilities, $8.3 million of goodwill impairment at our Government Services and Astrotech Space Operations business units, and a $1.8 million non-cash write-down of an investment in Guignè.

(5)	Includes $7.7 million of net recovery from non-recurring transactions related to the loss of our research double module.
(6)	Includes approximately $8.2 million from ReALMS contract indemnification clause related to the loss of our research double module.
(7)	Includes approximately $6.3 million of non-cash write downs related to our flight unit 3 and the shuttle based flight assets.
(8)	Includes approximately $0.6 million of non-cash charges related to the acceleration of debt placement fees related to the convertible subordinated notes.
(9)

Includes approximately $12.5 million of non-cash write downs related to our flight unit 2 and the shuttle based flight assets and a $0.1 million non-cash write down of an investment in Applied Astronautical Corporation.

(10)

Includes $5.7 million advance for construction of a payload processing facility. Also includes $3.1 million advance from customer for in-flight insurance for STS-118 that was paid in July 2007 to the insurance carrier.

(11)	Includes approximately $6.3 million of restricted cash for the construction of a payload processing facility.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements and notes thereto included elsewhere in this report.

Historically, we have operated in three main areas generally related to space flight activities within the aerospace industry: space assets and mission support services for manned and unmanned space exploration and research missions; commercial and exploratory satellite pre-launch services; and engineering services in support of government and commercial space operations. Because of the diversity among the operations of our activities, we report the results of each business as a separate segment in our consolidated financial statements. Our consolidated financial results also reflect corporate-level expenses such as general and administrative, interest, and depreciation and amortization, but because of their nature, these items are not reported as a separate segment.

Overview

We provide a range of products and services that focus on the needs of industry, governments and academia requiring access to, and utilization of the unique environment of space. We employ a staff of engineers and technicians who have supported approximately 250 manned and unmanned missions to space from multiple locations worldwide, including 23 space shuttle missions. We offer products and services in the following areas:

•                  Expertise in qualifying hardware for spaceflight and the habitability and occupational challenges of space;

•                  Facilities and support services necessary for the preparation of satellites and payloads for launch;

•                  Engineering, analysis, and payload operations services;

•                  Program integration and control; and

•                  Product design, development, and fabrication.

Our Business Units

Our company is currently comprised of three primary business segments which provide the following products and services to the government and commercial markets. Our business units include:

SPACEHAB Flight Services. The primary goal of our Flight Services business unit is to enable government and commercial enterprises to overcome the accessibility, habitability and occupational challenges of space. To meet our clients’ specific mission requirements, we offer a range of engineering, research, logistics, integration, operations, and ground support services. Through this business unit, we have and will continue to offer a full range of ground-based pre- and post-flight experiment, cargo, and payload processing services as well as on-orbit operations support. Additionally, we are supporting contracts for ongoing flight hardware manufacturing projects in support of NASA and international customers. Our Flight Services Business Unit generates revenue by providing turnkey services generally on a fixed price basis. We recognize revenue for mission contracts that extend over multiple financial reporting periods using the percentage of completion method which relies upon estimates of costs and time to complete, as well as other estimates. During fiscal year 2007, our Flight Services business unit accounted for 65% of our consolidated revenues.

The primary factors impacting our Flight Services business unit earnings and cash flows are the number of space shuttle missions flown, the requirements for use of our space shuttle hardware and the configuration of the cargo handling and research logistics required for each mission. Other factors that have impacted, and are expected to continue to impact earnings and cash flows for this business unit include:

•                  NASA’s use of our space shuttle modules and related space assets that utilize our competencies in configuration and cargo handling.

•                  Commercial demand for access to space launch capability and need for research cargo logistics

•                  Space shuttle mission requirements for the manufacture of specialized cargo handling equipment.

Astrotech Space Operations. Our Astrotech business unit provides modern facilities and support for the preparation of multi-million dollar satellites and payloads for launch on expendable launch vehicles. Since 1985, our Astrotech business unit has been providing government and commercial customers with a commercial alternative to using government-owned facilities to prepare their satellites for launch in the United States. Astrotech currently has long-term contracts in place with NASA, United Launch Alliance, National Reconnaissance Office and Sea Launch, LLC. During fiscal year 2007, Astrotech accounted for 23% of our consolidated revenues.

Revenue for our Astrotech business unit is generated from various fixed-priced contracts with launch service providers in both the commercial and government markets. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing a spacecraft for launch. The earnings and cash flows generated from our Astrotech operations are related to the number of commercial spacecraft launches, which reflects the growth in the satellite-based communications industries, and the requirement to replace aging satellites. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business include:

•                  Our ability to control our capital expenditures, which primarily are limited to modifications to accommodate payload processing for new launch vehicles, maintenance and safety, environmental and reliability projects, and other costs, through disciplined management and safe, efficient operations

•                  The continuing limited availability of competing facilities at the major domestic launch sites that can offer compatible services, leading to an increase in government use of our services

•                  Our ability to complete customer specified facility modifications within budgeted costs and time commitments

SPACEHAB Government Services. For nearly 30 years, our Government Services business unit has provided large scale program technical support and specialized engineering analysis, products, and services to NASA and other customers. Our Government Services business unit derives most of its revenue under ARES’ contract to provide configuration and data management services within NASA’s Program Integration & Control (“PI&C”) contract for the International Space Station. The base contract period extends through September 2008 and can be extended for two additional one year terms at the election of our NASA customer. Under this contract, we facilitate the assurance that the tens of thousands of pieces of hardware and software parts and components meet approved design and configuration requirements for the International Space Station. During the first nine months of fiscal year 2007, our Government Services business unit accounted for 11% of our consolidated revenues.

Earnings from our Government Services business unit are dependent on our ability to continue to win contracts with NASA or other government entities through the competitive bidding process and our performance under those contracts in achieving performance bonuses. Other factors that have impacted, and are expected to continue to impact earnings and cash flows for this business include:

•                  Continuation through 2008 of our PI&C contract with the International Space Station program and exercise of the contract options through 2010

•                  Our ability to maintain small business qualification for our Government Services business unit under NASA contracting rules

•                  Our ability to control costs within our budget commitments

Corporate and Other.  Significant items impacting future earnings and cash flows include:

•                  Interest expense which has decreased due to the repayment of our mortgage debt during fiscal year 2006 and which will be further reduced if our Exchange Transaction (see Note 28) is successful

•                  Income taxes, with respect to which we currently only pay alternative minimum tax and minimal state income taxes; income taxes will be impacted by limitations on our net operating loss carry forward upon consummation of our Exchange Transaction, if successful (see Note 28)

New Business Vision

In anticipation of the planned 2010 space shuttle retirement, we began developing new products and services. We are now focusing our business on using our core capabilities for the commercial exploitation of space. These new business initiatives include the following:

•                  Processing products and services in microgravity;

•                  Commercializing products manufactured in microgravity;

•                  Commercializing products developed for use in the space industry;

•                  Acquiring other U.S. space contractors; and

•                  Providing end-to-end services for commercial and government satellite operations.

Although we are developing products and services in support of the new business visions, we currently do not have contracts or other arrangements to provide these products and services. We cannot assure you that we will be able to successfully develop these new products and services in the future. We anticipate that we will require substantial additional capital to develop these new products and services, and that this additional financing will likely substantially dilute current holders of our common stock.

New Business Initiatives

Many of our identified new business initiatives are focused on space-based life sciences and end-to-end space mission assurance services, which are natural extensions of our 23 years of space industry experience and our core capabilities in these fields. These new business initiatives will require large investments of capital and technical expertise.

Microgravity. In the early days of the space program, it was determined that the effects of microgravity provide a unique environment that could potentially benefit humans. Since the inception of the Space Shuttle Program and extending through the International Space Station Program, NASA has spent billions of dollars on microgravity infrastructure and research. We have been logistically responsible for several hundred of these experiments on the space shuttle, the Russian Progress vehicle and the International Space Station.

Previous spaceflight research suggests that growing protein crystals in the microgravity environment of space offers the possibility of significantly increasing the x-ray diffraction quality of protein crystals. We believe that because of the high quality of these protein crystal structures, they may be used to better define the protein structures of diseases such as diabetes, cystic fibrosis, sickle cell anemia, Alzheimer’s, Parkinson’s disease, Lou Gehrig’s disease and certain forms of cancer, which in turn may lead to the development of drugs capable of combating these diseases. If we are successful in developing protein crystals in microgravity, we expect to pre-sell these crystals to pharmaceutical companies.

On August 14, 2007, NASA announced that it was seeking private industry proposals for research and manufacturing concepts and opportunities onboard the International Space Station. This announcement indicates NASA’s desire to open the International Space Station to commercial projects. Because of our experience with microgravity, we are responding to the solicitation and believe that we are well positioned to transition protein crystal growth, and other identified candidates, from a space research project to a fully commercialized microgravity processing operation.

Advanced Research and Conventional Technology Utilization Spacecraft (ARCTUS). We are assembling a team of industry partners with a common goal of developing a commercial transportation system providing lower cost, lower risk space transportation services than conventional, government-developed transportation systems. ARCTUS is designed to provide cargo transportation services to the International Space Station under the unfunded Space Act Agreement signed with NASA in June 2007.

End-to-End Space Mission Assurance. We believe that Astrotech is a recognized leader in providing commercial spacecraft processing services. Astrotech intends to expand its market by offering end-to-end assurance services to both commercial and government customers. These new end-to-end space mission assurance services would extend Astrotech’s current relationships with customers’ spacecraft from a condensed few weeks of ground processing at an Astrotech facility to multiple years of space mission assurance services throughout the satellite’s lifecycle.

SPACETECH. In 2007, we formed a “technology incubator” called SPACETECH. The purpose of SPACETECH is to cultivate technology developed for and from space into commercial applications. The following are two examples of new initiatives already underway within SPACETECH:

•                  Under an unfunded Space Act Agreement with NASA, we began development of a mini-mass spectrometer which we hope to turn into a small, portable, low power unit capable of detecting chemical compounds such as explosives, weapons of mass destruction, and toxic gases. We are negotiating an agreement for the licensing, sale and distribution of the mini mass spectrometer.

•                  The Federal Aviation Administration and Department of Transportation have enacted new regulations for air transportation of oxygen containers to enhance safety in the event of a fire. Applying decades of experience in the development of specialized containers, we have been working with an industry partner to develop and certify a container to meet these new requirements. If successful, this project will provide us an opportunity to enter a new market.

Our Business Strategy

Our strategic vision is to be a recognized market leader in providing services to support space operations and utilization with consistent growth while increasing shareholder value. Our business strategies to achieve this are:

•                  Deliver excellence on current work, including providing technical support on space programs and remaining space shuttle missions;

•                  Leverage decades of experience facilitating bioscience space payloads and developing and operating successful space hardware for expansion into microgravity processing;

•                  Bring mature space technology and space-based processing to the commercial markets;

•                  Provide access to space on alternative launch systems for proprietary space processing and for commercial customers;

•                  Design solutions that encourage private commercial investment in space; and

•                  Continue to develop space-related hardware.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Balance Sheet. Our total assets at June 30, 2007 were $72.5 million compared to total assets of $85.5 million at the end of fiscal year 2006. The following table sets forth the significant components of the balance sheet as of June 30, 2007, compared with 2006 (in thousands):

	2007	2006	Chg.
Assets:
Current assets	$25,926	$20,675	$5,251
Property and equipment (net)	43,884	61,637	(17,753)
Other assets (net)	2,665	3,138	(473)
Total	$72,475	$85,450
Liabilities and stockholders’ equity:
Current liabilities	$31,471	$17,922	$13,549
Long-term debt-less current portion	52,944	63,250	(10,306)
Other long-term liabilities	1,191	1,469	(278)
Stockholders’ equity	(13,131)	2,809	(15,940)
Total	$72,475	$85,450

Fiscal Year 2007 Compared to Fiscal Year 2006. Current assets as of June 30, 2007 increased by $5.3 million as compared to June 30, 2006. This increase is primarily due to:

•                  Increase in cash and restricted cash of $9.7 million which was partially offset by a decrease in accounts receivable of $3.1 million and other assets of $1.3 million. These differences are attributed to:

•                  Increase in cash and restricted cash of $9.7 million is primarily attributable to a new contract to expand our payload processing facility in our Astrotech subsidiary which generated $6.3 million in restricted cash during fiscal year 2007.

•                  Increase in cash of $3.4 million partially due to us receiving $3.1 million from our customer before year-end for the in-flight insurance on STS-118. The payment to the insurance carrier was made subsequent to year-end.

•                  Decrease in accounts receivable of $3.1 million is primarily attributable to the decreased volume of sales in Flight Services due to our contracted missions for our shuttle assets ending their contracted period of performance.

•                  Decrease in other assets of $1.3 million is primarily a result of us valuing our inventory to market prices. This resulted in a non-cash write-down of the inventory by $1.7 million.

•                  Increase in prepaid expenses of $0.3 million.

The decrease in net property and equipment of $17.8 million from June 30, 2007 to June 30, 2006 resulted primarily from the write-down of our flight unit 2 module due to our analysis of the remaining shuttle flights and the potential need for our flight unit 2 module on these flights and depreciation.

The decrease in other assets of $0.5 million from June 30, 2007 to June 30, 2006 resulted primarily from a decrease in net deferred financing costs of approximately $0.5 million as a result of amortization of the deferred financing costs. Additionally, we had a non-cash valuation allowance of $0.1 million for our investment in Applied Astronautical Corporation offset by an increase in other assets of $0.1 million.

Our current liabilities increased by $13.5 million from June 30, 2006 to June 30, 2007. The following summarizes significant items:

•                  Our accounts payable and accrued expenses decreased from $14.7 million to $11.0 million due a reduction in mission activities in our Flight Services business unit and the timing of payments.

•                  Our short-term debt decreased by $1.6 million from June 30, 2006 to June 30, 2007 as we paid the remaining payments on our mortgage loan at our Astrotech facility. Additionally, our short-term debt increased from June 30, 2006 to June 30, 2007 by $10.3 million due to our 8% convertible subordinated notes maturing in October 2007.

•                  Our advances on construction contract increased by $5.7 million from June 30, 2006 to June 30, 2007. The increase in advances on the construction contract was primarily due to receiving the initial milestone payments on our contract with a governmental agency to design and build a new processing facility and corresponding payments to subcontractors for work performed during the period.

•                  Our short-term deposit account increased by $3.1 million during the current fiscal year. This is a result of us receiving $3.1 million from our customer prior to year end for the in-flight insurance on our flight assets for STS-118 that flew in August 2007. The payment to the insurance carrier was made subsequent to year end.

•                  Our current portion of deferred revenue decreased by $0.2 million for June 30, 2006 to June 30, 2007 due to timing of receiving payments and recognizing revenue for shuttle related and satellite related programs.

Our long-term debt as of June 30, 2007 decreased by $10.3 million due to the maturity of $10.3 million of our 8% convertible subordinated notes in October 2007.

Other long-term liabilities decreased by $0.3 million at year end 2007 compared to year end 2006 primarily due to normal recognition of the long-term gain of the $1.6 million that was recorded in the fourth quarter of fiscal year 2005 due to the sale of our Cape Canaveral and Houston Headquarters facilities that will be recognized over the term of the leases.

Liquidity and Capital Resources

As of June 30, 2007 we had cash and restricted cash on hand of $16.0 million and our working capital was approximately ($5.5) million. Restricted cash, which consists of advance payments on a government contract to modify certain spacecraft processing facilities, totaled $6.3 million at June 30, 2007. For fiscal year 2007 we generated $12.3 million from operating activities. Our $5.0 million revolving credit facility expired as of February 11, 2007 and we elected not to renew the facility.

Our $10.3 million of outstanding 8.0% convertible notes are due on October 15, 2007 and our $52.9 million of 5.5% senior convertible notes are due in October 2010. A covenant in our 5.5% note indenture restricts us from using the proceeds from the sale or mortgage of our Astrotech Florida assets for purposes other than reducing outstanding balances on our credit facility, repaying our now extinguished mortgage loan, or redeeming outstanding 5.5% senior convertible notes. We do not have sufficient liquidity to repay the principal and interest on our 8.0% convertible notes and the interest on our 5.5% senior convertible notes when due on October 15, 2007 unless our Exchange Offer (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources) is successfully consummated.

Cash Flows From Operating Activities. Cash provided by (used in) operations for the years ended June 30, 2007, 2006, and 2005 was $12.3 million, $4.0 million, and ($7.2) million, respectively. The significant items affecting the differences in cash flows from operating activities in fiscal year 2007 as compared to fiscal year 2006, and fiscal year 2006 compared to fiscal year 2005 are discussed below:

Fiscal Year 2007 Compared to Fiscal Year 2006. For the fiscal year 2007 compared to fiscal year 2006, the significant items affecting cash provided by operating activities were:

•                  Net loss for fiscal year 2007 was $16.3 million as compared to net loss for fiscal year 2006 of $12.4 million. Included in the net loss for fiscal year 2007 is a $12.5 million non-cash charge for the write-down of our flight unit 2 module and other shuttle related assets. Additionally, the net loss for fiscal year 2007 included a non-cash charge of $0.1 million for the valuation of our investment in Applied Astronautics Corporation. Included in the net loss for fiscal year 2006 is a $6.3 million non-cash charge for the write-down of our flight unit 3 module.

•                  Fiscal year 2006 included a non-cash charge of $0.6 million related to the acceleration of debt placement costs related to the original issuance costs of our $63.3 million 8% convertible subordinated costs to the exchange of $52.9 million of the notes for $52.9 million of 5.5% senior convertible subordinated notes.

•                  Depreciation and amortization for fiscal year 2007 was $0.3 million more compared to fiscal year 2006, primarily due to increased depreciation expense for our flight assets resulting from the change of the depreciable lives from 2016 to 2010. This change in depreciable lives is based on the most current information available from NASA on the retirement of the space shuttle fleet at the end of 2010.

•                  Changes in assets for fiscal year 2007 provided cash from operations of $4.3 million. This change is primarily due to:

•                  Decrease in accounts receivable of $4.6 million which is primarily due to a decrease in shuttle-related project work and the timing of payments.

•                  Increase in prepaid expenses and other assets of $0.3 million which is mainly due to increased mission activities in our Astrotech business unit for future satellite processing missions.

•                  Changes in assets for fiscal year 2006 provided cash from operations of $5.6 million. This change is primarily due to:

•                  Decrease in accounts receivable of $5.5 million which is primarily due to a decrease in shuttle-related project work and the timing of payments.

•                  Decrease in prepaid expenses and other assets of $0.1 million which is primarily due to a decrease in deferred mission costs for the Japanese Experiment Thermal Incubator Service contract due to the completion of the contract in fiscal year 2006.

•                  Changes in liabilities for fiscal year 2007 provided cash from operations of $5.3 million. This change is primarily due to:

•                  Decreases in accounts payable, accrued expenses, and accrued subcontracting costs of $3.3 million which is due to decreased mission activity for shuttle related projects.

•                  Decrease in deferred revenue of $0.2 million. The decrease in deferred revenue is primarily due to the timing of mission activities and payments in Astrotech business unit.

•                  Increase in advances on construction contract of $5.7 million. The increase for our advances on the construction contract increased by $5.7 million due to receiving the initial milestone payments on our contract with a governmental agency to design and build a new processing facility and corresponding payments to subcontractors for work performed during the period.

•                  Increase of $3.1 million in customer deposits. Our short-term deposit account increased by $3.1 million during the current fiscal year. This is a result of us receiving $3.1 million from our customer prior to year end for the in-flight insurance on our flight assets for STS-118 that flew in August 2007. The payment to the insurance carrier was made subsequent to year end.

Changes in liabilities for fiscal year 2006 used cash from operations of $2.2 million. This change was due primarily to the decreases in accounts payable, accrued expenses, and accrued subcontracting costs of $1.8 million and the decrease in deferred revenue of $0.4 million. The decreases in accounts payable, accrued expenses, and accrued subcontracting costs is due to decreased mission activity for shuttle related projects. The decrease in deferred revenue is primarily due to the completion of the Japanese Experiment Thermal Incubator Service contract during fiscal year 2006.

Fiscal Year 2006 Compared to Fiscal Year 2005. For the fiscal year 2006 compared to fiscal year 2005, the significant items affecting cash provided by operating activities were:

•                  Net loss for fiscal year 2006 was $12.4 million as compared to net income for fiscal year 2005 of $5.2 million. Included in the net loss for fiscal year 2006 is a $6.3 million non-cash charge for the write-down of our flight unit 3 module. Included in net income for fiscal year 2005 is $7.7 million recognized as a net recovery of a previously reported non-recurring loss of our research double module destroyed during the Space Shuttle Columbia mission.

•                  Fiscal year 2006 non-cash charge of $0.6 million related to the acceleration of debt placement costs related to the original issuance costs of our $63.3 million 8% convertible subordinated costs to the exchange of $52.9 million of the notes for $52.9 million of 5.5% senior convertible subordinated notes.

•                  Depreciation and amortization for fiscal year 2006 was $0.5 million more compared to fiscal year 2005, primarily due to increased depreciation expense for our flight assets resulting from the change of the depreciable lives from 2016 to 2010. This change in depreciable lives is based on the most current information available from NASA on the retirement of the space shuttle fleet at the end of 2010. This increase is partially offset by a portion of assets reaching the end of their useful lives and decreased depreciation expense due to the sale of our facility in Cape Canaveral, Florida during fiscal year 2005.

•                  Changes in assets for fiscal year 2006 provided cash from operations of $5.6 million. This change is primarily due to a decrease in accounts receivable of $5.5 million and a decrease in prepaid expenses and other assets of $0.1 million. The decrease in accounts receivable is primarily due to a decrease in shuttle-related project work and the timing of payments. The decrease in other assets is primarily due to a decrease in deferred mission costs for the Japanese Experiment Thermal Incubator Service contract due to the completion of the contract in fiscal year 2006. For fiscal year 2005 change in assets used cash from operations of $7.9 million primarily from an increase in accounts receivable of $9.0 million and an increase in prepaid expenses of $0.2 million, which was partially offset by a decrease in other assets of $1.3 million.

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

Cash Flows From Investing Activities. For the years ended June 30, 2007, 2006, and 2005, cash flows provided by (used in) investing activities were ($7.4) million, ($1.1) million, and $17.7 million, respectively. The significant items affecting the differences in cash flows from investing activities in fiscal year 2007 compared to fiscal year 2006 and fiscal year 2006 compared to fiscal year 2005 are as follows:

Fiscal Year 2007 Compared to Fiscal Year 2006. For the fiscal year 2007 compared to fiscal year 2006, the significant items affecting cash provided by (used in) investing activities were:

•                  Property and equipment purchases of $0.6 million for fiscal 2007 as compared to $2.1 million for fiscal year 2006. This reduction is a continuation of our efforts to reduce capital expenditures.

•                  Fiscal year 2007 cash flows from investing activities included a $0.5 million payment to Lloyd’s of London as a result of our claim dismissal against NASA for the loss of our RDM.

•                  Fiscal year 2007 cash flows from investing activities included an increase of $6.3 million in restricted cash as compared to a decrease in restricted cash of $0.1 million for fiscal year 2006. This difference is a result of us receiving payments during fiscal year 2007 for the design and construction of a payload processing facility at our Vandenberg Air Force Base location.

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

•                  Fiscal year 2005 cash flows from investing activities were generated from the sale of short-term investments of $6.6 million as compared to no sales of such short-term investments for the fiscal year 2006.

•                  Fiscal year 2005 cash flows from investing activities included $8.2 million received from NASA under the Research and Logistics Mission Support contract indemnification clause for the loss of our RDM.

•                  Fiscal year 2005 cash flows from investing activities included $6.8 million from the sale of our Cape Canaveral and Headquarters facilities.

•                  Fiscal year 2006 cash flows from investing activities included a decrease of $1.0 million in restricted cash as compared to an increase in restricted cash of $0.5 million for fiscal year 2005.

Cash Flows From Financing Activities. For the years ended June 30, 2007, 2006, and 2005, cash flows used in financing activities were $1.5 million, $3.9 million, and $3.7 million, respectively. The significant items affecting the differences in cash flows from financing activities in fiscal year 2007 compared to fiscal year 2006 and fiscal year 2006 compared to fiscal year 2005 are as follows:

Fiscal Year 2007 Compared to Fiscal Year 2006. For the fiscal year 2007 compared to fiscal year 2006, the significant items affecting cash used in financing activities were:

•                  Fiscal year 2007 had a payment of $1.6 million for our mortgage loan as compared to payments of $2.1 million for fiscal year 2006. This decrease is due to the maturity of the term note in January 2007 and complete payment in December 2006.

•                  Fiscal year 2006 had an increase of $1.9 million from the refinancing of our subordinated convertible notes as compared to fiscal year 2007.

 Fiscal Year 2006 Compared to Fiscal Year 2005. For the fiscal year 2006 compared to fiscal year 2005, the significant items affecting cash used in financing activities were:

•                  Fiscal year 2005 had net repayments of $1.4 million in principal under our revolving credit facility as compared to no borrowings for fiscal year 2006.

•                  Fiscal year 2006 had a payment of $2.1 million for our mortgage loan as compared to payments of $1.9 million for fiscal year 2005. This increase is due to the term of the mortgage loan approaching its maturity date of January 2007.

•                  Fiscal year 2006 had an increase of $1.5 million from the refinancing of our subordinated convertible notes as compared to fiscal year 2005.

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

Our cash and restricted cash on hand was approximately $16.0 million as of June 30, 2007. Included in the $16.0 million is $3.1 million for in-flight insurance on STS-118 that was paid in July 2007. Additionally, $6.3 million is restricted cash for a construction contract to expand one of our processing facilities. Our capital requirements for continuing operations consist of our general working capital needs, scheduled principal and interest payments on our debt obligations, certain contractual commitments, and capital expenditures. This includes short-term capital to finance continuing operations at the end of 2007, and long-term capital to finance our growth. Our capital resources which are solely comprised of cash reserves and cash generated from operations may not be sufficient to meet these capital requirements. While we believe that the exchange offer would help address our foreseeable refinancing risk related to the Junior Notes that mature in October 2007, there is no assurance that the exchange offer will be sufficient to alleviate our liquidity issues due to a lack of capital resources. In addition, with the conclusion of STS-118 in August 2007, we expect to have a material decrease in our revenue from our Flight Services business, which has accounted for over 65% of our consolidated revenue during fiscal year 2007. Moreover, our revolving credit line expired on February 11, 2007. As a result, in order to continue to fund our current operations, we will need additional capital. No assurance can be given that we will be able to obtain a new source of capital on terms that are acceptable to us. If we are unable to obtain new capital, we may be forced to subject ourselves to bankruptcy, reorganization, liquidation, dissolution or similar proceeding.

If we are unable to complete the Exchange Offer for any reason, we may restructure through a bankruptcy proceeding. Our ability to restructure in bankruptcy is subject to numerous risks, including the following:

•                  We may lose customers in bankruptcy because our services are critical to our customers’ businesses

•                  The costs of bankruptcy will significantly exceed the costs of an out-of-court transaction

•                  We may be unable to arrange debtor-in-possession financing or otherwise finance our operations during bankruptcy

Our capital requirements for continuing operations consist of our general working capital needs, scheduled principal and interest payments on our debt obligations, certain contractual commitments, and capital expenditures. This includes short-term capital to finance continuing operations at the end of 2007, and long-term capital to finance our growth. Our capital resources which are solely comprised of cash reserves and cash generated from operations, may not be sufficient to meet these capital requirements. While we believe that the exchange offer would help address our foreseeable refinancing risk related to the Junior Notes that mature in October 2007, there is no assurance that the exchange offer will be sufficient to alleviate our liquidity issues due to a lack of capital resources.

Our contractual obligations as of June 30, 2007 are as follows (in thousands):

Contractual Obligations	At June 30, 2007	Fiscal Year 2008	Fiscal Year 2009	Fiscal Year 2010	Fiscal Year 2011	Fiscal Year 2012	Thereafter
Short-term Debt	$10,306	$10,306	$—	—	$—	$—	$—
Long-term Debt	52,944	—	—	—	52,944	—	—
ICC/VCC	1,389	1,389	—	—	—	—	—
Operating leases(1)	12,579	2,662	970	982	769	547	6,649
Total Contractual Cash Obligations	$77,218	$14,357	$970	$982	$53,713	$547	$6,649

(1)           For fiscal years 2008 and 2009 we expect to receive net payments of approximately $0.4 million and $0.1 million, respectively, for subleases. Additionally, we agreed to terminate out ICC and VCC leases (see Note 28) in FY2008.

Critical Accounting Policies

Revenue Recognition.  Our business units’ revenue is derived primarily from long-term contracts with the U.S. Government and commercial customers. Revenues under these contracts are recognized using the methods described below. Estimating future costs and, therefore, revenues and profits is a process requiring a high degree of management judgment. “Risk See Factors—Risks Related to Our Business—Our financial results could be affected if the estimates that we use in accounting for contracts are incorrect and need to be changed.” We base our estimate on historical experience and on various assumptions that are believed to be reasonable under the circumstances including the negotiation of equitable adjustments on our fixed-price contracts due to launch delays. Costs to complete include, when appropriate, material, labor, subcontracting costs, lease costs, commissions, insurance, and depreciation. Our business units’ personnel perform periodic contract status and performance reviews. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period that the change in estimate occurs.

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

RESULTS OF OPERATIONS

Results of Operations for the Years Ended June 30, 2007, 2006, and 2005

Overview. In this section we discuss our results of operations, both on a consolidated basis and, where appropriate, by business unit for our fiscal years ended June 30, 2007, 2006, and 2005. Where we report earnings or loss on a per share basis, we have done so on a “diluted earnings per share” basis. The weighted average number of common shares applicable to diluted earnings for 2007, 2006, and 2005 were 12,919,506, and 12,743,533, and 14,190,281, respectively.

We had net income (loss) of ($16,292,000) or ($1.26) per diluted share on revenues of $52,762,000 for our 2007 fiscal year compared to ($12,397,000) or ($0.97) per diluted share on revenues of $50,746,000 for 2006 and $5,249,000 or $0.37 per diluted share on revenues of $59,401,000 for 2005.

Revenue. Our revenue for the twelve months ended June 30, 2007, 2006, and 2005 was generated primarily from the Lockheed Martin Cargo Mission Contract and contracts with related commercial customers in the Flight Services business unit; the PI&C contract in our Government Services business unit; and our contracts with Lockheed Martin, Boeing, NASA, and other commercial satellite providers in our Astrotech business unit.

During fiscal year 2007, our Flight Services business unit supported NASA’s spaceflight activities on both the STS-116 and 118 missions. Our Flight Services business unit prepared a cargo carrier for shuttle mission STS-118, the External Stowage Platform 3 (“ESP3”) that was deployed and permanently mounted to the International Space Station during the August 2007 mission. For both STS-116 and 118 missions under the Cargo Mission Contract, we provided our pressurized single module and unpressurized integrated cargo carrier for transport of critical cargo and orbital replacement units to and from the International Space Station.

During the three and twelve months ended June 30, 2007, deferred revenue decreased by $0.2 million and $0.2 million, respectively, as we recognized revenue on contracts where milestone payments had been received in prior periods. We expect further reduction of deferred revenue due to customer prepayments through the next twelve months which will result in revenue recognition on contracts for which the related cash was received in a prior period.

Costs of Revenue. We have several types of costs of revenue in our business segments. Costs of revenue for our Flight Services business unit include integration and operations expenses associated with the performance of two types of efforts, sustaining engineering in support of all missions under a contract and mission specific support. Costs associated with the performance of the contracts using the percentage-of-completion method of revenue recognition are expensed as incurred. Costs associated with the cost-reimbursable award and fixed-fee contracts are expensed as incurred by our Government Services business unit. Other costs of revenue include depreciation expense and costs associated with the Astrotech payload processing facilities. Flight-related insurance covering transportation of our modules from our payload processing facility to the space shuttle and third-party liability insurance are also included in costs of revenue and are recorded as incurred. Selling, general and administrative and interest and other expenses are recognized when incurred.

Non-GAAP Financial Measures. We use income from operations before charges as one measure of financial performance. Income from operations before charges is a non-GAAP financial measure and consists of operating income before unusual and infrequent events such as: goodwill impairments, asset impairments, investment impairments and the loss of the research double module. Income from operations before charges also does not include interest expense or income taxes, each of which is evaluated on a consolidated basis. Because we do not allocate interest expense and income taxes by unit, we believe that income from operations is a useful measure of our units’ operating performance for investors. Income from operations before charges should not be considered an alternative to, or more meaningful than, net income or cash flows from operations as determined in accordance with GAAP. The “Other” column in the presentation below is our corporate selling, general and administrative expenses that are incurred for our overall operations that are not allocable to any specific business unit and results of operations for our SMI segment.

The following tables provide summary financial data regarding our consolidated and segmented results of operations for our 2007, 2006, and 2005 fiscal years, respectively (in millions):

Fiscal Year Ended June 30, 2007

	Flight Services Business Unit	Astrotech Business Unit	Government Services Business Unit	Other	Total

Income (loss) from operations before charges	$4.9	$2.0	$0.9	$(8.0)	$(0.2)
Asset impairment charge	(12.5)	—	—	(0.1)	(12.6)

Operating income (loss)	(7.6)	2.0	0.9	(8.1)	(12.8)
Other income/expense, net	—	0.1	—	0.6	0.7
Interest expense	—	—		(4.3)	(4.3)

Pre-tax income (loss)	(7.6)	2.1	0.9	(11.8)	(16.4)
Income tax benefit	—	—	—	0.1	0.1

Net income (loss)	$(7.6)	$2.1	$0.9	$(11.7)	$(16.3)

Fiscal Year Ended June 30, 2006

	Flight Services Business Unit	Astrotech Business Unit	Government Services Business Unit	Other	Total

Income (loss) from operations before charges	$4.7	$2.5	$0.5	$(8.6)	$(0.9)
Asset impairment charge	(6.3)	—	—	—	(6.3)

Operating income (loss)	(1.6)	2.5	0.5	(8.6)	(7.2)
Other income/expense, net	—	—	—	0.3	0.3
Interest expense	—	—	—	(5.5)	(5.5)

Pre-tax income (loss)	(1.6)	2.5	0.5	(13.8)	(12.4)
Income tax expense	—	—	—	—	—

Net income (loss)	$(1.6)	$2.5	$0.5	$(13.8)	$(12.4)

Fiscal Year Ended June 30, 2005

	Flight Services Business Unit	Astrotech Business Unit	Government Services Business Unit	Other	Total

Income (loss) from operations before charges	$7.6	$2.1	$0.9	$(7.8)	$2.8
Non recurring item net recovery	7.7	—	—	—	7.7

Operating income (loss)	15.3	2.1	0.9	(7.8)	10.5
Other Income/expense, net	—	0.1	—	0.2	0.3
Interest expense	—	—	—	(5.7)	(5.7)

Pre-tax income (loss)	15.3	2.2	0.9	(13.3)	5.1
Income tax benefit	—	—	—	0.1	0.1

Net income (loss)	$15.3	$2.2	$0.9	$(13.2)	$5.2

Operating Income (Loss). Operating income (loss) was ($12.8) million in fiscal year 2007, compared to ($7.2) million and $10.5 million for fiscal years 2006 and 2005, respectively. The following summarizes the activity in each of our operating segments:

SPACEHAB Flight Services

Operating income (loss) for our Flight Services business unit was ($7.6) million for fiscal year 2007, compared to ($1.6) million and $15.3 million for fiscal years 2006 and 2005, respectively. Operating loss for 2007 included an asset impairment charge of $12.5 million for the write down of our flight unit 2 module and other flight based assets due to our analysis of the remaining space shuttle flights and NASA’s potential need for our module. Operating loss for 2006 included an asset impairment charge of $6.3 million for the write down of our flight unit 3 module due to our analysis of the remaining space shuttle flights and NASA’s potential need for our module. Operating income for fiscal year 2005 includes an $8.2 million payment from NASA for the loss of our RDM in the Space Shuttle Columbia accident. It also includes $0.5 million expense for our settlement with Lloyd’s (see Item 3 — Legal Proceedings for more details). Operating income for 2007 included general and administrative expense of $1.2 million and depreciation and amortization expense of $3.6 million as compared to general and administrative expenses of $1.0 million and $0.5 million and depreciation and amortization expense of $3.2 million and $2.8 million for fiscal years 2006 and 2005, respectively. Please see “Results of Operations for the Years Ended June 30, 2007, 2006, and 2005 — Other” for a consolidated discussion of general and administrative expense and depreciation and amortization expense.

Flight Services Business Unit Results of Operations for the Fiscal Year Ended June 30, 2007 as Compared to the Fiscal Year Ended June 30, 2006

The Flight Services business unit’s operating income before charges increased by $0.2 million from fiscal year 2006 to fiscal year 2007. The following summarizes significant changes for our fiscal year ended June 30, 2007 as compared to our fiscal year ended June 30, 2006:

Revenue increases of $1.1 million, consisting of the following

•                  Increase in revenue from STS-116 and STS-118 under the CMC with Lockheed Martin of $9.4 million due to increased mission activities and change orders due to the launch of STS-116 in December 2006 and the launch of STS-118 in August 2007.

•                  Decrease in revenue from External Stowage Platform 2 (“ESP2”) of $1.0 million due to the launch of STS-114 in July 2005.

•                  Decrease in revenue from STS-121 of $5.3 million due to the launch of STS-121 in July 2006.

•                  Decrease in revenue from the JETIS contract of $1.0 due to the contract being completed during fiscal year 2006.

•                  Decrease in revenue from the Concept Exploration and Refinement (“CE&R”) contract of $0.4 million due to the contract being completed during fiscal year 2006.

•                  Other contract revenue decrease of $0.6 million mainly due to our contract with Astrium to provide a new ICC pallet to replace ESP2 that was permanently affixed to the space station during the STS-114 mission in July 2005.

Cost of Revenue decreases of $0.9 million, consisting of the following:

•                  Increase in cost of revenue for STS-116 and STS-118 under the CMC with Lockheed Martin, other than depreciation expense, of $5.5 million due to increased mission activities due to the launch of STS-116 in December 2006 and the scheduled launch of STS-118 in August 2007.

•                  Decrease in cost of revenue of $4.4 million for STS-121 due to the launch of STS-121 in July 2006.

•                  Decrease in cost of revenue of $0.8 million from External Stowage Platform 2 of $0.3 million due to the launch of STS-114 in July 2005.

•                  Decrease in cost of revenue for the JETIS contract of $0.5 million due to the contract being completed during fiscal year 2006.

•                  Decrease in cost of revenue from the Concept Exploration and Refinement (“CE&R”) contract of $0.2 million due to the contract being completed during fiscal year 2006.

•                  Other cost of revenue decrease of $0.5 million mainly due to our contract with Astrium to provide a new ICC pallet to replace ESP2 that was permanently affixed to the space station during the STS-114 mission in July 2005.

Included in the revenue decreases is the reduction in workforce for our Flight Services business unit in January 2007. This reduction resulted in a net decrease in personnel and related costs of $1.3 million for the last six months of fiscal year 2007.

Our Flight Services business unit is currently supporting deintegration requirements for shuttle mission STS-118. The Flight Services business unit completed cargo services on the STS-121 mission that launched during the first part of fiscal year 2007. For the space shuttle STS-121 mission, we provided our non-deployable ICC to NASA for transport of several critical International Space Station orbital replacement unit spares. For both shuttle missions STS-116 and 118, we provided our pressurized Logistics Single Module and our unpressurized ICC for transport of critical cargo and orbital replacement units to and from the ISS. As previously described, the Research and Logistics Mission Support contract expired January 31, 2004 and support for shuttle missions STS-116 and 118 was continued under a subcontract agreement to Lockheed Martin effective February 1, 2004.

Flight Services Business Unit Results of Operations for the Fiscal Year Ended June 30, 2006 as Compared to the Fiscal Year Ended June 30, 2005

The Flight Services business unit’s operating income before charges decreased by $2.9 million from fiscal year 2005 to fiscal year 2006. The following summarizes significant changes for our fiscal year ended June 30, 2006 as compared to our fiscal year ended June 30, 2005:

Revenue decreases of $8.8 million, consisting of the following:

•                  Decrease in revenue from the Lockheed Martin Cargo Mission Contract of $1.5 million. This decrease is a result of a(n):

•                  Decrease in revenue for STS-116 by $2.4 million due to the slip of the launch date from April 2006 to December 2006. During fiscal year 2005 we were performing the contract with a projected launch date of April 2006. During the first quarter of fiscal year 2006, the launch date was slipped to November 2006 and eventually to December 2006. Therefore, for most of fiscal year 2006, we were working under the equitable adjustment clause of the contract.

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

•                  Increase in revenue for STS-118 by $2.2 million due to additional project work being performed on the ESP3 portion of the mission during fiscal year 2006 as compared to fiscal year 2005. Due to the successful return to flight missions STS-114 and STS-121, the Space Shuttle Program has an aggressive schedule to complete the assembly of the International Space Station. Therefore, contracted project work increased on STS-118.

•                  Decrease in revenue from the Concept Exploration and Refinement (“CE&R”) contract of $1.2 million that was started first quarter fiscal year 2005 and was completed first quarter fiscal year 2006.

•                  Decrease in revenue from the External Stowage Platform 2 (“ESP2”) contract revenue of $5.1 million due to the successful launch in July 2005 aboard STS-114.

•                  Decrease in revenue from the Japanese Experiment Thermal Incubator Service of $1.6 million due to the completion of the contract in April 2006.

•                  The various other contract revenue increased $0.6 million mainly due to our contract with Astrium to provide a new ICC pallet to replace the ESP2 that was permanently affixed to the space station during the STS-114 mission in July 2005.

Cost of Revenue decrease of $6.2 million, consisting of the following:

•                  Decrease in cost of revenue from the Lockheed Martin Cargo Mission Contract of $0.8 million. This decrease is a result of a(n):

•                  Increase in cost of revenue for STS-116 by $0.3 million due to the slip of the launch date from April 2006 to December 2006. During fiscal year 2005 we were performing the contract with a projected launch date of April 2006. During the first quarter of fiscal year 2006, the launch date was slipped to November 2006 and eventually to December 2006. Therefore, for most of fiscal year 2006 we were working under the equitable adjustment clause of the contract but we were maintaining the workforce for the entire period that is required to perform the contract as though there were no launch slips. Also, due to the change in the depreciable lives of our flight assets, direct depreciation increased by $1.1 million from fiscal year 2005 to fiscal year 2006.

•                  Decrease in cost of revenue for STS-121 by $1.5 million due to the slip of the launch date from September 2005 to July 2006. During fiscal year 2005 we were performing the contract with a projected launch date of September 2005. During the first quarter of fiscal year 2006, the launch date was slipped to May 2006 and eventually slipped to July 2006. Therefore, for most of fiscal year 2006 we were working under the equitable adjustment clause of the contract. Before the launch slip during the first quarter of fiscal year 2006, the majority of the deliverables for this flight were completed and delivered.

•                  Increase in cost of revenue for STS-118 by $0.4 million due to more project work being performed on the ESP3 portion of the mission during fiscal year 2006 as compared to fiscal year 2005. Due to the successful return to flight missions STS-114 and STS-121, the Space Shuttle Program has an aggressive schedule to complete the assembly of the International Space Station.

•                  Decrease in cost of revenue of $4.1 million for ESP2 that launched on STS-114 in July 2005.

•                  Decrease in CE&R cost of revenue of $0.9 million that was started in the first quarter of fiscal year 2005 and completed in the first quarter of fiscal year 2006.

•                  Decrease in cost of revenue from the Japanese Experiment Thermal Incubator Service of $0.8 million due to the completion of the contract in April 2006.

•                  Other cost of revenue increase of $0.4 million mainly due to our contract with Astrium to provide a new ICC pallet to replace ESP2 that was permanently affixed to the space station during the STS-114 mission in July 2005.

•                  Increase in rent expense of $0.3 million from fiscal year 2005 to fiscal year 2006 due to the sale-leaseback of our payload processing facility in fourth quarter fiscal year 2005. This increase is offset by lower operating costs for the facility during fiscal year 2006 as compared to fiscal year 2005.

Astrotech Space Operations

Operating income for our Astrotech business unit was $2.0 million for fiscal year 2007, compared to $2.5 million and $2.1 million for fiscal years 2006 and 2005, respectively. Operating income for 2007 included selling, general and administrative expense of $0.3 million and depreciation and amortization expense of $2.1 million as compared to selling, general and administrative expense of $0.3 million and $0.3 million and depreciation and amortization expense of $2.1 million and $2.1 million for fiscal years 2006 and 2005, respectively. Please see “Results of Operations for the Years Ended June 30, 2007, 2006 and 2005 — Other” for a consolidated discussion of selling, general and administrative expense and depreciation and amortization expense.

Astrotech Business Unit Operating Results for Fiscal Year ended June 30, 2007 as Compared to the Fiscal Year Ended June 30, 2006

Our Astrotech business unit’s operating income before charges decreased by $0.5 million from fiscal year 2006 to fiscal year 2007. The following summarizes significant changes for our fiscal year ended June 30, 2007 as compared to our fiscal year ended June 30, 2006:

Revenue increases of $1.1 million, consisting of the following:

•                  Increase in revenue of $1.3 million from a new contract to design a satellite processing facility.

•                  Increase in revenue of $1.6 million due to three different satellites in our Florida facility, one of which was a carry-over from fiscal year 2006, for all of or portions of fiscal year 2007. Whereas, for the same period last fiscal year, there were only two satellites in our Florida facility.

•                  Increase in other revenue of $0.5 million mainly due to mission unique services requested by the customer.

•                  Astrotech supported three satellite launches at its Sea Launch facility during fiscal year 2007 as compared to four for fiscal year 2006 which resulted in a decrease in revenue of $0.5 million. On January 30, 2007 Sea Launch experienced a launch failure resulting in the loss of a satellite and damage to the floating launch platform. A full inspection, evaluation, and repair operations of the damage incurred and preliminary reports indicate that Sea Launch will return to operations in October 2007. We are paid under our contract with Sea Launch upon launch of each mission; therefore, anticipated revenues have been delayed until the resumption of normal operations.

•                  Decrease in revenue of $0.5 million at our Vandenberg facility due to the launch delay of the Calipso/Cloudsat mission during fiscal year 2006 which resulted in increased revenue during fiscal year 2006 as compared to fiscal year 2007.

•                  Decrease in revenue of $0.3 million due to the reduction of revenue on our Lockheed Martin guaranteed missions contract for two future missions that will be processed for Boeing on Atlas launch vehicles partially offset by one Atlas mission (STP-1) processed at the Titusville facility that was contracted directly with Boeing.

•                  Decrease in revenue from our Lockheed Martin guaranteed contract of $1.0 million due to the guarantee being reduced this calendar year as compared to the same period last fiscal year.

Cost of revenue from our Astrotech business unit increased for the fiscal year 2007 as compared to fiscal year ended 2006 by $1.6 million. The increase is mainly due to higher professional services of $0.4 million for the new contract to design a satellite processing facility. Additionally, mission specific expenses increased by $1.0 million due to increased mission support services in Florida and Vandenberg. Also, although Astrotech’s labor force did not change significantly, they had higher labor and related costs of $0.2 million in fiscal year 2007 as compared to fiscal year 2006 due to cost of living increases.

Astrotech Business Unit Operating Results for Fiscal Year ended June 30, 2006 as Compared to the Fiscal Year Ended June 30, 2005

Our Astrotech business unit’s operating income before charges increased by $0.4 million from fiscal year 2005 to fiscal year 2006. The following summarizes significant changes for our fiscal year ended June 30, 2006 as compared to our fiscal year ended June 30, 2005:

Revenue from our ASO business unit increased from fiscal year 2005 to fiscal year 2006 by $0.7 million. This increase is primarily attributable to ASO receiving revenue for one additional guaranteed mission for calendar year 2006 under our Lockheed Martin satellite processing contract in the amount of $0.9 million. This increase is partially offset by a decrease of $0.2 million of revenue due to satellite launch schedules.

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

SPACEHAB Government Services

Operating income for our Government Services business unit was $0.9 million for fiscal year 2007, compared to $0.5 million and $0.9 million for fiscal years 2006 and 2005, respectively. Operating income for 2007 included selling, general and administrative expense of $0.3 million and depreciation and amortization expense of zero as compared to selling, general and administrative expense of $0.4 and $0.4 and depreciation and amortization expense of zero and $0.1 million for fiscal years 2006 and 2005, respectively. Please see “Results of Operations for the Years Ended June 30, 2007, 2006 and 2005 — Other” for a consolidated discussion of selling, general and administrative expense and depreciation and amortization expense.

Government Services Business Unit Results of Operations for Fiscal year ended June 30, 2007 as Compared to the Fiscal Year Ended June 30, 2006

Our Government Services business unit’s operating income before charges increased by $0.4 million from fiscal year 2006 to fiscal year 2007. The following summarizes significant changes for our fiscal year ended June 30, 2007 as compared to our fiscal year ended June 30, 2006:

Revenue increases of $0.4 million, consisting of the following:

•                  Increase in revenue from a new contract with USA for support of the Constellation Program of $0.7 million.

•                  Increase in revenue from the sale of our Destiny module to the Seattle Space Museum in the amount of $0.3 million during fiscal year 2007.

•                  Decrease in revenue from our subcontract with ARES on the PI&C contract of $0.4 million. This decrease is due to a reduction in our statement of work associated with the contract.

•                  Decrease in other revenue of $0.2 million primarily due to the contract closeout of our contract with Shanghai Scienceland in fiscal year 2006.

Cost of revenue increase of $0.0 million, consisting of the following:

•                  Increase in cost of revenue of $0.6 million in our Government Services business unit due to the startup of our contract with USA on the Constellation Program.

•                  Decrease in cost of revenue of $0.3 million for the contract closeout of our contract with Shanghai Scienceland.

•                  Decrease in cost of revenue from our subcontract with ARES on the PI&C contract of $0.3 million. This decrease is due to a reduction in our statement of work associated with the contract.

Government Services Business Unit Results of Operations for Fiscal year ended June 30, 2006 as Compared to the Fiscal Year Ended June 30, 2005

Our Government Services business unit’s operating income before charges decreased by $0.4 million from fiscal year 2005 to fiscal year 2006. The following summarizes significant changes for our fiscal year ended June 30, 2006 as compared to our fiscal year ended June 30, 2005:

Revenue decreased by $0.6 million for our fiscal year ended June 30, 2006 as compared to our fiscal year ended June 30, 2005 primarily as a result of:

The decrease in revenue at the Government Services business segment is primarily due to the delivery of the intravehicular activity (“IVA”) handrails in the third quarter of fiscal year 2005. The following summarizes the significant items:

•                  Decrease in revenue of $0.5 million due to the delivery of the IVA handrails in the second quarter of fiscal year 2005.

•                  Increase in revenue of $0.2 million for the contract closeout of our contract with Shanghai Scienceland.

•                  Decrease in other revenue of $0.3 million.

The decrease in cost of revenue by $0.2 million is primarily due to the delivery of the IVA handrails in the third quarter of fiscal year 2005, which was partially offset by the costs of revenue associated with the closeout of the Shanghai Scienceland project for the period ending June 30, 2006.

Other

Other operating loss was ($8.1) million for fiscal year 2007, compared to ($8.6) million and ($7.8) million for fiscal years 2006 and 2005, respectively. The $8.1 million operating loss for fiscal year 2007 relates to primarily selling, general and administrative expenses and depreciation and amortization expenses which were incurred at the corporate level and an impairment charge of $0.1 million attributable to our non-cash write-down of our investment in Applied Astronautics Corporation. The operating loss for fiscal 2006 and 2005 relates primarily to selling, general, and administrative expenses and depreciation and amortization expenses which were incurred at the corporate level. Also included in other is the revenues and expenses associated with Space Media, Inc. which included the operations of the Space Store, LLC which was sold during fiscal year 2007.

Consolidated selling, general and administrative expenses, other than the asset impairment charges for our shuttle based assets and our investment in Applied Astronautics Corporation, and research and development were $10.7 million in fiscal year 2007, compared to $11.1 million and $9.5 million in 2006 and 2005, respectively. The $0.4 million decrease for fiscal year 2006 to 2007 is principally due to:

•                  Increase in our Flight Services business segment labor and related costs of $0.1 million related to less direct contract support as compared to fiscal year 2006.

•                  Increase of $0.4 million in research and development costs primarily related to our efforts on our micro electro mechanical system program.

•                  Increase of $0.1 million in travel expenses due to increased efforts in business development activities.

•                  Increase in audit fees of $0.2 million due to an increase in audit and tax for fiscal year 2007 as compared to fiscal year 2006.

•                  Decrease in corporate level labor and related costs of $0.1 million. The decrease is primarily due our staff reductions in January 2007 at the corporate level.

•                  Decrease of $0.5 million in consulting expenses primarily due to expenses related to market studies for space commerce and our on-going cost reduction efforts.

•                  Decrease of $0.3 million in legal expenses primarily due to us dropping our claims against NASA related to the loss of our RDM (see Item 3 Legal Proceedings).

•                  Decrease in selling, general, and administrative expenses of $0.2 million for the Space Store, LLC due to the selling of the business in November 2006.

•                  Decrease in our Government Services business segment labor and associated facilities costs of $0.1 million due to staff reduction during fiscal year 2007.

The $1.6 million increase for fiscal year 2005 to 2006 is principally due to:

•                  Increase in our Flight Services business segment labor and related costs of $0.6 million related to an increase in business development and bid and proposal activities in fiscal year 2006 and less direct contract support as compared to fiscal year 2005. The bid and proposal costs were related to our response to NASA’s request for proposal for the Commercial Orbital Transportation Services contract.

•                  Increase of $0.3 million in research and development costs related to the efforts of our Apex program.

•                  Increase in corporate level labor and related costs of $0.2 million. The increase is primarily due to a rise in health care and insurance costs.

•                  Increase of $0.4 million in consulting expenses primarily due to expenses related to market studies for space commerce.

•                  Increase of $0.3 million in legal expenses primarily related to our claims against NASA for the loss of our RDM.

•                  Decrease in corporate depreciation expense of $0.2 million due to assets reaching the end of their useful lives during fiscal year 2006.

Consolidated depreciation and amortization expenses were $5.9 million in fiscal year 2007 compared to $5.6 million and $5.2 million in 2006 and 2005, respectively. The $0.3 million increase in fiscal year 2006 compared to 2007 is primarily due to an increase in depreciation expense of $0.6 million resulting from the change in depreciable lives during the second quarter of fiscal year 2006 of our flight assets based on NASA’s direction to retire the space shuttle fleet at the end of 2010. This increase is offset by a decrease in other depreciation expense of $0.3 million primarily due to a portion of fixed assets reaching the end of their useful lives.

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

Interest Expense. Interest expense totaled $4.3 million for fiscal year 2007, compared with $5.5 million and $5.7 million for 2006 and 2005, respectively. The $1.2 million decrease for 2007 as compared to 2006 is related to:

•                  Decrease in interest expense of $1.1 million due to the exchange of the 8% notes for the 5.5% notes during fiscal year 2006 therefore, for all of fiscal year 2007, we had the reduced interest expense for the $52.9 million of 5.5% convertible notes.

•                  Decrease of $0.1 million resulting from the mortgage loan on our Astrotech facility reaching maturity in January 2007 with the final payment being made in December 2006.

The $0.2 million decrease for 2006 as compared to 2005 is related to:

•                  An increase in interest expense due to the write-off of $0.6 million debt placement costs due to the exchange of $52.9 million of our 8% notes for $52.9 million of 5.5% notes.

•                  Decrease in interest expense of $0.7 million due to the exchange of the 8% notes for the 5.5% notes during fiscal year 2006.

•                  Decrease of $0.1 million resulting from the refinancing of our Astrotech spacecraft processing facility and the reduced remaining term of the mortgage loan.

Income Tax Provision (Benefit).  For fiscal year 2007 we recorded a tax benefit of $0.07 million. We recorded an income tax expense for fiscal year 2006 of $0.03 million, while we recorded an income tax benefit for fiscal year 2005 of $0.1 million. As of June 30, 2007, we had approximately $38.3 million of available net operating loss carryforwards expiring between 2020 and 2025 to offset future regular taxable income.

Inflation.  The effects of inflation and changing prices had no material effect on our revenue or income from continuing operations during the years ended June 30, 2007, 2006 and 2005.

Market Risk

Our primary exposure to market risk relates to interest rates. We do not currently use any interest rate swaps or derivative financial instruments to manage our exposure to fluctuations in interest rates. A one percent change in variable interest rates will not have a material impact on our financial condition.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2007.

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SPACEHAB, Incorporated and Subsidiaries:

We have audited the accompanying consolidated balance sheet of SPACEHAB, Incorporated and subsidiaries (the “Company”) as of June 30, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has sustained recurring losses and negative cash flow from operations which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/PMB HELIN DONOVAN LLP

Houston, Texas
September 5, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SPACEHAB, Incorporated and Subsidiaries:

We have audited the accompanying consolidated balance sheet of SPACEHAB, Incorporated and subsidiaries (the “Company”) as of June 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and comprehensive income (loss) and cash flows for each of the two years in the period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2006, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/GRANT THORNTON LLP

Houston, Texas
August 31, 2006

SPACEHAB, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$9,724	$6,317
Restricted cash	6,282	—
Accounts receivable, net	8,224	11,379
Inventory	695	2,369
Short term note receivable, net	95	—
Prepaid expenses and other current assets	906	610
Total current assets	25,926	20,675
Property and equipment
Flight assets	49,210	49,799
Capital improvements in progress	62	1,612
Payload processing facilities	42,588	42,571
Furniture, fixtures, equipment and leasehold improvements	18,869	18,275
	110,729	112,257
Less accumulated depreciation and amortization	(66,845)	(50,620)
Property and equipment, net	43,884	61,637
Deferred financing costs, net	1,596	2,124
Long term note receivable, net	178	—
Other assets, net	891	1,014
Total assets	$72,475	$85,450
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Convertible subordinated notes payable – 8.0%	$10,306	$—
Mortgage loan payable, current portion	—	1,636
Accounts payable	1,494	1,598
Accounts payable- Astrium	2,955	3,386
Accrued interest	789	804
Accrued expenses	2,056	2,394
Accrued subcontracting services	3,669	6,562
Deferred gains on sale of buildings	221	221
Advances on construction contract	5,722	—
Customer deposit	3,106	—
Deferred revenue, current portion	1,153	1,321
Total current liabilities	31,471	17,922
Accrued contract costs and other	39	96
Deferred gains on sale of buildings	1,152	1,373
Convertible subordinated notes payable – 8.0%	—	10,306
Senior convertible subordinated notes payable – 5.5%	52,944	52,944
Total liabilities	85,606	82,641
Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, no par value, convertible, authorized 2,500,000 shares, issued and outstanding 1,333,334 shares, (liquidation preference of $12,000)	11,892	11,892
Common stock, no par value, 70,000,000 shares authorized 13,143,296 and 12,976,264 shares issued, respectively	84,122	84,030
Treasury stock, 116,100 shares at cost	(117)	(117)
Additional paid-in capital	544	284
Accumulated deficit	(109,572)	(93,280)
Total stockholders’ equity (deficit)	(13,131)	2,809
Total liabilities and stockholders’ equity	$72,475	$85,450

See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Audited Consolidated Statements of Operations

(In thousands, except share data)

	Twelve Months Ended June 30,
	2007	2006	2005

Revenue	$52,762	$50,746	$59,401

Costs of revenue	40,638	40,572	47,158

Impairment of flight asset	10,391	6,283	—

Gross profit	1,733	3,891	12,243

Operating expenses
Selling, general and administrative	9,883	10,672	9,383
Research and development	801	410	77
Asset impairment charge	3,879	—	—
Nonrecurring items, net recovery related to RDM	—	—	(7,744)

Total operating expenses	14,563	11,082	1,716

Income (loss) from operations	(12,830)	(7,191)	10,527

Interest expense	(4,290)	(5,511)	(5,716)
Interest and other income, net	759	337	292

Income (loss) before income taxes	(16,361)	(12,365)	5,103

Income tax (expense) benefit	69	(32)	146

Net income (loss)	$(16,292)	$(12,397)	$5,249

Income (loss) per share
Net income (loss) per share – basic	$(1.26)	$(0.97)	$0.42
Shares used in computing net income (loss) per share – basic	12,919,506	12,743,533	12,613,491

Net income (loss) per share – diluted	$(1.26)	$(0.97)	$0.37
Shares used in computing net income (loss) per share – diluted	12,919,506	12,743,533	14,190,281

See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of
Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Treasury Stock	Add’l. Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount	Capital	Income (Loss)	Deficit	(Deficit)

Balance at June 30, 2004	1,333,334	$11,892	12,688,062	$83,751	$(117)	$16	$—	$(86,132)	$9,410
Common Stock options exercised	—	—	27,250	24	—	—	—	—	24
Common Stock issued under employee stock purchase plan	—	—	65,967	114	—	—	—	—	114
Net income	—	—	—	—	—	—	—	5,249	5,249
Total comprehensive income									5,249

Balance at June 30, 2005	1,333,334	$11,892	12,781,279	$83,889	$(117)	$16	$—	$(80,883)	$14,797
Common Stock options exercised	—	—	17,000	15	—	—	—	—	15
Stock-based compensation	—	—	—	—	—	268	—	—	268
Common Stock issued under employee stock purchase plan	—	—	177,985	126	—	—	—	—	126
Net loss	—	—	—	—	—	—	—	(12,397)	(12,397)
Total comprehensive income									(12,397)

Balance at June 30, 2006	1,333,334	$11,892	12,976,264	$84,030	$(117)	$284	$—	$(93,280)	$2,809
Stock-based compensation	—	—	—	—	—	260	—	—	260
Common Stock issued under employee stock purchase plan	—	—	167,032	92	—	—	—	—	92
Net loss	—	—	—	—	—	—	—	(16,292)	(16,292)
Total comprehensive income									(16,292)

Balance at June 30, 2007	1,333,334	$11,892	13,143,296	$84,122	$(117)	$544	$—	$(109,572)	$(13,131)

See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Twelve Months Ended June 30,
	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$(16,292)	$(12,397)	$5,249
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Nonrecurring item, net recovery related to RDM	—	—	(8,244)
Stock-based compensation	260	268	—
Impairment of investment in AAC	100	—	—
Depreciation and amortization, including deferred debt issuance	6,362	6,062	5,526
Impairment of inventory	1,674	—	—
Write-off of debt placement fees	—	591	9
Loss on asset sales and write-offs	12,496	6,304	3
Recognition of deferred gain	(221)	(214)	(33)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	2,882	5,527	(9,028)
Decrease in prepaid expenses and other current assets	(296)	(22)	(198)
Increase in other assets	23	108	1,341
Decrease in deferred revenue	(168)	(490)	(5,429)
Decrease in accounts payable and accrued expenses and accounts payable-Astrium	(388)	(638)	(1,504)
(Decrease) increase in accrued subcontracting services and other	(2,893)	(990)	4,876
Increase in advances for construction contract	5,722	—	—
Increase in customer deposits	3,106	—	—
(Decrease) increase in long-term contracts costs and other liabilities	(57)	(125)	279
Net cash (used in) provided by operating activities	12,310	3,984	(7,153)
Cash flows from investing activities
Purchases of property, equipment and leasehold improvements	(577)	(2,111)	(3,429)
Proceeds received from sale of property and equipment	—	—	6,767
Proceeds from sales of investments	—	—	6,641
(Increase) decrease in restricted cash	(6,282)	970	(540)
Proceeds from contract indemnification	—	—	8,244
Payment for legal claim settlement	(500)	—	—
Net cash (used in) provided by investing activities	(7,359)	(1,141)	17,683
Cash flows from financing activities
Proceeds from issuance of Common Stock	92	142	138
Increase in deferred financing	—	(1,939)	(456)
Net repayments under revolving loan payable	—	—	(1,445)
Repayment of mortgage loan	(1,636)	(2,056)	(1,946)
Net cash used in financing activities	(1,544)	(3,853)	(3,709)
Net change in cash and cash equivalents	3,407	(1,010)	6,821
Cash and cash equivalents at beginning of period	6,317	7,327	506
Cash and cash equivalents at end of period	$9,724	$6,317	$7,327

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)                     Description of the Company and Operating Environment

SPACEHAB is a developer and operator of space flight hardware assets, a provider of manned and unmanned payload processing services, and an entrepreneurial force in space commerce and developing space utilization applications such as microgravity processing.

A substantial portion of our revenue has been generated under contracts with NASA and our contracts are subject to periodic funding allocations by the agency. NASA’s funding is dependent on receiving annual appropriations from the U.S. Government. During the years ended June 30, 2007, 2006, and 2005 approximately 84%, 80%, and 81% of our revenues were generated under U.S. Government contracts, respectively.

Leveraging its heritage of supporting 23 space shuttle missions with the development and provision of flight qualified hardware assets, the Flight Services business unit is continuing to offer a range of engineering, research, logistics, integration, operations, and ground support services. Our experience with the integration of complex science payloads enables our entrance into the field of microgravity processing of high value bioscience products for the benefit of the general public.

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

Our Government Services subsidiary manages projects in need of comprehensive engineering solutions, and provides unique capabilities such as specialty engineering, hardware design and development, and configuration and data management. Government Services also designs and fabricates space flight hardware. We continuously review and seek new business opportunities with NASA, either through current contract expansion or teaming with other aerospace companies on new contract bid initiatives.

We believe that NASA’s current major programs, including the Space Shuttle Program (through at least 2010) and the International Space Station Program will continue to be funded and supported by the U.S. Government. While delays have occurred, we believe that it is highly unlikely that any decision to discontinue these programs would be made during the next twelve months. However, we are subject to risks and uncertainties.

The Company has incurred net losses in the years ended June 30, 2007 and 2006. Historically, the Company has financed its capital expenditures, research and development and working capital requirements with progress payments under its various contracts, as well as with proceeds received from both public and private debt and equity offerings and borrowings under credit facilities.

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

As of June 30, 2007 we had cash and restricted cash on hand of $16.0 million and our working capital was approximately ($5.5) million. Restricted cash, which consists of advance payments on a government contract to modify certain spacecraft processing facilities, totaled $6.3 million at June 30, 2007. For fiscal year 2007 we generated $12.3 million from operating activities. Our $5.0 million revolving credit facility expired as of February 11, 2007 and we elected not to renew the facility.

Our $10.3 million of outstanding 8.0% convertible notes are due on October 15, 2007 and our $52.9 million of 5.5% senior convertible notes are due in October 2010. A covenant in our 5.5% note indenture restricts us from using the proceeds from the sale or mortgage of our Astrotech Florida assets for purposes other than reducing outstanding balances on our bank loan, repaying our now extinguished mortgage loan, or redeeming outstanding 5.5% senior convertible notes. We do not have sufficient liquidity to repay the principle and interest on our 8.0% convertible notes and the interest on our 5.5% senior convertible notes when due on October 15, 2007 unless our Exchange Transaction (see Note 27) is successfully consummated.

On August 31, 2007 we filed a Schedule TO pursuant to Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, in connection with the Company’s offer to exchange (the “Exchange Offer”) 74 shares of common stock and 1.2 shares of Series C Convertible Preferred Stock for each $1,000 principal amount of outstanding 8% Convertible Subordinated Notes due 2007 (the “Junior Notes”) up to $10,306,000 in aggregate principal amount of the Junior Notes and 667 shares of common stock and 1 share of Series C Convertible Preferred Stock for each $1,000 principal amount of outstanding 5.5% Senior Convertible Notes due 2010 (the “Senior Notes”) up to $52,944,000 in aggregate principal amount of the Senior Notes, upon the terms and subject to the conditions set forth in the Company’s offering memorandum, dated August 31, 2007 (the “Offering Memorandum”), and the related Exchange Offer materials which are filed as Exhibits (a)(1)(B) to (a)(1)(I) of the Schedule TO (which Offering Memorandum and related Exchange Offer materials, as amended or supplemented from time to time, collectively constitute the “Offer Materials”).

Additionally, on August 28, 2007, the Company and Astrium, GmbH mutually agreed to terminate the lease agreement dated as of February 28, 2001 in regards to the Company’s lease of the Integrated Cargo Carriers (ICC) assets from Astrium, GmbH. Also, we mutually agreed to terminate the lease agreement dated as of July 3, 2001 in regards to the Company’s lease of the Vertical Cargo Carrier (VCC) assets from Astrium, GmbH. In order to terminate these two leases, we have mutually agreed that the Company will reimburse Astrium, GmbH $1,389,000 for the period March 1, 2007 through August 31, 2007 for the ICC assets and incur no financial obligations for either the ICC or VCC after August 31, 2007.

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

Our capital resources which are solely comprised of cash reserves and cash generated from operations, may not be sufficient to meet these capital requirements. While we believe that the exchange offer would help address our foreseeable refinancing risk related to the Junior Notes that mature in October 2007, there is no assurance that the exchange offer will be sufficient to alleviate our liquidity issues due to a lack of capital resources. In addition, with the conclusion of STS-118 in August 2007, we expect to have a material decrease in our revenue from our Flight Services business, which has accounted for over 65% of our consolidated revenue during fiscal year 2007. Moreover, our revolving credit line expired on February 11, 2007. As a result, in order to continue to fund our current operations, we will need additional capital. No assurance can be given that we will be able to obtain a new source of capital on terms that are acceptable to us. If we are unable to obtain new capital, we may be forced to subject ourselves to bankruptcy, reorganization, liquidation, dissolution or similar proceeding.

As discussed above, management has implemented significant strategies to address its liquidity requirements and expects that it will be successful in accomplishing the remaining portion of the plan; however, no assurance can be given that the Company will be successful in achieving the remaining goals. If the Company is unable to complete its strategy, cash flow may be insufficient to cover the Company’s operating and debt service requirements in fiscal year 2008.

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

Restricted Cash

Restricted cash represents cash that is not readily available for general purpose cash needs. As of June 30, 2007 there was $6.3 million in our restricted cash balance. As of June 30, 2006 there was no restricted cash included in our cash balance.

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

For the years ended June 30, 2007, 2006, and 2005, interest income was $0.5 million, $0.3 million, and $0.2 million, respectively. Interest income is recorded as a component of other income.

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

From time to time, we purchase equipment or enhance our facilities to meet specific customer requirements. These enhancements or equipment purchases are compensated through our contract with the customer. The difference between the amount reimbursed and the cost of the enhancements is recognized as revenue.

Deferred Financing Costs

Deferred financing costs represent loan origination fees paid to the lender and related professional fees. These costs are amortized on a straight-line basis over the term of the respective loan agreements. Amortization expense for the years ended June 30, 2007, 2006, and 2005 were $0.5 million, $0.5 million, and $0.4 million, respectively.

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

Revenue Recognition

SPACEHAB recognizes revenue employing several generally accepted revenue recognition methodologies across its business segments. The methodology used is based on contract type and the manner in which products and services are provided. Revenue generated under existing Flight Services contracts and for all other contract awards for which the capability to successfully complete the contract can be reasonably assured and costs at completion can be reliably estimated at contract inception, is recognized under the percentage-of-completion method based on costs incurred over the period of the contract. Revenue provided by Government Services is primarily derived from cost-plus award fee contracts, whereby revenue is recognized to the extent of reimbursable costs incurred plus award fee. Award fees which provide earnings based on our contract performance, as determined by NASA evaluations, are recorded when the amounts are probable and can be reasonably estimated. Changes in estimated costs to complete and provisions for contract losses and estimated amounts recognized as award fees are recognized in the period they become known. Revenue generated by Astrotech’s payload processing services is recognized ratably over the occupancy period of the satellite while in the Astrotech facilities. For the multi-year contract with Lockheed Martin, revenue is billed and recognized on a quarterly basis.

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

 (3)                  Statements of Cash Flows – Supplemental Information

(a)          Cash paid for interest costs was approximately $3.8 million, $4.7 million, and $5.4 million for the years ended June 30, 2007, 2006, and 2005, respectively. In fiscal year 2006 there was $0.6 million of non-cash charges due to the acceleration of debt placement fees related to the convertible notes. The bond exchange of $52,944,000 of 8% convertible subordinated notes for 5.5% of senior convertible notes resulted in no cash inflow or outflow.

(b)         The Company paid no income taxes for the years ended June 30, 2007, 2006 and 2005.

(4)                     Accounts Receivable

At June 30, 2007 and 2006, accounts receivable consisted of the following (in thousands):

	2007	2006
U.S. Government contracts:
Billed	$5,272	$5,674
Unbilled:

Revenues in excess of milestone and time-based billings	1,072	3,723

Total U.S. Government contracts	6,344	9,397

Commercial contracts:
Billed	1,154	1,495
Unbilled	726	850
Allowances	—	(363)
Total commercial contracts	1,880	1,982
Total accounts receivable	$8,224	$11,379

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

(5)                     Long-term Debt

Revolving Loan Payable

On February 11, 2005 we entered into a revolving one-year credit facility with a bank providing for loans up to $5.0 million secured by the Company’s accounts receivable. In February 2006 the revolving credit facility was renewed and the term extended until February 11, 2007 with substantially the same terms as the original agreement. The interest rate for the term loan was prime plus one percent (9.25% as of June 30, 2006). The unused revolving credit facility balance was subject to interest charges of 0.25% to 0.5%. Funds available under the revolving credit facility were limited to 80% of eligible accounts receivable and we were subject to various financial and other covenants including a minimum tangible net worth covenant, a cash flow coverage covenant, and a secured debt coverage covenant. This credit facility expired on February 11, 2007 and we elected not to renew.

Mortgage Loan Payable

On August 30, 2001 our Astrotech subsidiary completed a $20.0 million financing of its spacecraft processing facility expansion project in Titusville, Florida with a financial institution. The proceeds of this financing were used to complete the construction of the facility and supporting infrastructure. The loan was collateralized primarily by the multi-year payload processing contracts with Boeing and Lockheed Martin and by the building.

The loan agreement was amended on January 29, 2004, whereby the maturity date was shortened to January 2007, the interest rate was fixed at 5.5%, and the hedge requirement was eliminated. For the fiscal year ended June 30, 2007, the remaining $1.6 million of principal was repaid.

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

The Senior Convertible Notes were amended in November 2005 to include a covenant providing a limitation on disposition of Astrotech assets and limitations on liens of Astrotech assets. Details of these covenants can be obtained via the Company’s Prospectus Supplement to Schedule TO (Amendment 5), public filing on the SEC’s web site dated October 27, 2005. (See Note 27)

The Company’s debt repayments are due as follows (in thousands):

	Balance
	6/30/2007	FY08	FY09	FY10	FY11	FY12
Convertible Subordinated Notes Payable – 8.0%	$10,306	$10,306	$	$—	$—	$—

Senior Convertible Notes Payable – 5.5%	52,944	—	—	—	52,944
	$63,250	$10,306	$—	$—	$52,944	$—

(6)                     Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of certain of the Company’s financial instruments as of June 30, 2007 and 2006 in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (in thousands):

	June 30, 2007		June 30, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage Loan Payable	$—	$—	$1,636	$1,636
Convertible Subordinated Notes Payable – 8.0%	10,306	5,501	10,306	8,631
Senior Convertible Notes Payable – 5.5%	52,944	50,694	52,944	47,650

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

(7)                     NASA Contracts

Cargo Mission Contract

In February 2004 and under NASA’s new consolidated ISS contracts structure, we began providing services to NASA (similar to the services provided under the Research and Logistics Mission Support contract) under subcontract to NASA’s Cargo Mission Contract contractor, Lockheed Martin. Flight Services is currently under contract with Lockheed Martin for unpressurized pallet and pressurized module services supporting STS-118 (module and ICC).

External Stowage Platform Contract

Flight Services’s contract with the prime ISS contractor, Boeing, for the STS-114 mission carrying the deployable ICC, was not affected by the ISS contract consolidation restructure. STS-114 was the first mission flown by NASA following the Columbia tragedy and launched in July 2005.

Cargo Shipment Coordination Contract

Flight Services is providing cargo shipment coordination services to NASA for all U.S. cargo shipped to the ISS via the Russian Progress space vehicle. These services are provided under contract to Lockheed Martin, the Cargo Mission Contract contractor to NASA.

Program Integration and Control

In January 2004 we continued providing ISS Configuration Management support to NASA as a major subcontractor on the PI&C contract. ARES Corporation is the prime contractor for PI&C. The contract has a base period of performance of four years and nine months plus two one-year options.

Astrotech’s NASA Contracts

During fiscal year 2004 Astrotech started direct spacecraft processing support for NASA. Currently, Astrotech has three IDIQ contracts with NASA. One is valued at $4.9 million that has three task orders authorized. The second one is valued at $9.9 million that has two task orders authorized. The third one is valued at $35.0 million and was awarded in June 2007. As of June 30, 2007, there were no task orders authorized but one, OSTM, was awarded subsequent to year-end.

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

(9)                     Convertible Preferred Stock

On August 2, 1999 Astrium (formerly EADS), a related party and shareholder, purchased an additional $12.0 million equity interest in SPACEHAB representing 1,333,334 shares of Series B Senior Convertible Preferred Stock. Under the agreement, Astrium purchased all of SPACEHAB’s 975,000 authorized and unissued shares of preferred stock. On October 14, 1999, the shareholders approved the proposal to increase the number of authorized shares of preferred stock to 2,500,000, in order to complete the transaction with Astrium allowing them to purchase the additional 358,334 preferred shares. The preferred stock purchase increased Astrium’s voting interest in SPACEHAB to approximately 11.5%. The Series B Senior Convertible Preferred Stock is: convertible at the holders’ option on the basis of one share of Preferred Stock for one share of Common Stock, entitled to vote on an “as converted” basis the equivalent number of shares of Common Stock, and has preference in liquidation, dissolution, or winding up of $9.00 per preferred share. No dividends are payable on the convertible preferred shares (see Note 27).

 (10)           Common Stock Options and Stock Purchase Plans

As of June 30, 2007, 3,185,774 shares of Common Stock were reserved for grants of stock options under the Company’s three stock option plans.

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

The 1994 Plan

Under the terms of the 1994 Plan, the number and price of the options granted to employees is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. The total number of options that are available under this plan is 3,950,000. As of June 30, 2007 there are 3,005,774 available for grant.

The Directors’ Stock Option Plan

Each new non-employee director receives a one-time grant of an option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. In addition, effective as of the date of each annual meeting of the Company’s stockholders, each non-employee director who is elected or continues as a member of the Board of Directors of the Company shall be awarded an option to purchase 5,000 shares of Common Stock. Options under the Director’s Plan vest after one year and expire seven years from the date of grant. The total number of options that are available under this plan is 500,000. Through June 30, 2007 there are 180,000 available for grant.

1997 Employee Stock Purchase Plan

We adopted an employee stock purchase plan that permits eligible employees to purchase shares of Common Stock of the Company at prices no less than 85% of the current market price. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 10% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole and fractional shares of Common Stock determined by dividing the contribution account’s balance by the lesser of 85% of the price of a share of Common Stock on the first day of the quarter or the last day of a quarter. The number of shares of Common Stock that may be purchased under the plan is 1,500,000. Through June 30, 2007 employees have purchased 1,482,645 shares under the plan. Employees purchased an aggregate of 167,032 shares at an average price of $0.55 during the twelve-month period ended June 30, 2007. The shares purchased under this plan are considered compensation for accounting and reporting purposes (see SFAS No. 123R below). During the fourth quarter of fiscal year 2007, we discontinued the purchasing of Common Stock by the employees from this plan.

Space Media, Inc. Stock Option Plan (“SMI Plan”)

During the year ended June 30, 2000, Space Media, Inc., a majority owned subsidiary of the Company, adopted an option plan (SMI Plan) for employees, officers, directors and consultants of SMI. Under the terms of the SMI Plan, 1,500,000 shares have been reserved for future grants for which the number and price of the options granted is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. At June 30, 2007 and June 30, 2006, there were 388,750 options issued and outstanding under the SMI Plan at a weighted average exercise price of $1.00. The options vest equally over a four-year period and have a life of 10 years. There were 274,063 options exercisable as of June 30, 2007 and June 30, 2006 with a weighted-average exercise price of $1.00 and a weighted-average remaining contractual life of four to five years, respectively.

Stock Option Activity Summary

The following table summarizes the Company’s stock option plans, excluding the SMI plan:

	Non-qualified Options		1994 Plan		Directors’ Plan
	Shares Outstanding	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Exercise Price
Outstanding at June 30, 2004	4,166	$12.00	1,732,331	$4.27	330,000	$6.68
Granted	—	—	249,000	2.41	70,000	1.85
Exercised	—	—	(27,250)	0.91	—	—
Forfeited	(4,166)	12.00	(403,841)	4.77	(135,000)	10.06
Outstanding at June 30, 2005	—	$—	1,550,240	$3.89	265,000	$3.20
Granted	—	—	212,000	1.43	30,000	0.77
Exercised	—	—	(17,000)	0.87	—	—
Forfeited		—	(413,039)	5.28	(50,000)	7.00
Outstanding at June 30, 2006	—	$—	1,332,201	$3.11	245,000	$2.14
Granted	—	—	310,000	1.15	30,000	0.72
Exercised	—	—	—	—	—	—
Forfeited	—	—	(835,266)	2.48	(5,000)	(0.99)
Outstanding at June 30, 2007		$	$806,935	$2.81	270,000	$2.00

Options exercisable at:

June 30, 2005	—	$—	1,031,740	$5.04	210,000	$3.50
June 30, 2006	—	—	860,701	3.95	215,000	2.33
June 30, 2007	—	—	516,935	3.59	240,000	2.16

Weighted-average fair value (pursuant to FAS 123) at date of grant of options issued during the fiscal year ended

June 30, 2005	—	—	249,000	$2.00	70,000	$1.49
June 30, 2006	—	—	212,000	1.39	30,000	0.70
June 30, 2007	—	—	310,000	0.54	30,000	0.98

	Options outstanding			Options exercisable
Range of exercise prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.700–1.150	404,000	6.48	$0.971	206,000	$0.869
1.430–2.410	274,000	6.59	1.899	152,000	1.993
2.600–5.125	368,000	2.33	4.513	386,000	4.513
11.750–11.750	12,935	0.00	11.750	12,395	11.750
	1,076,935	4.94	$2.606	756,935	$3.139

A summary of our stock option activity as of June 30, 2007 and changes during fiscal year 2007 are presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2006	1,577,201	$2.96	5.52	$—
Granted	340,000	$1.11	5.97	$—
Exercised	—	—	—	$—
Forfeited/Expired	(840,266)	$2.68	—	$—
Outstanding at June 30, 2007	1,076,935	$2.61	4.94	$—
Exercisable	756,935	$3.14	4.94	$—
Vested at June 30, 2007	756,935	$3.14	4.94	$—

The weighted-average grant-date fair value of options granted during fiscal year 2007 was $0.58 per share. The intrinsic value for stock options is defined as the difference between the current market value and the grant price. As of June 30, 2007 there was $363,021 of unamortized expense related to our stock option plans.

Statement of Financial Accounting Standard No. 123R

Effective July 1, 2005 we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock—Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. Before adoption of SFAS No. 123R, pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2007	2006	2005
Expected Dividend Yield	0%	0%	0%
Expected Volatility	1.08	1.68	1.00
Risk-Free Interest Rates	4.83%	4.31%	3.79%
Expected Option Life (in years)	6.25	6.25	6.25

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

•                  We use the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during fiscal year 2006.

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

The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

	Year Ended June 30,
	2007	2006	2005
Current:
Federal	$(47)	$—	$(176)
State and local	(22)	32	30
Foreign	—	—	—
	(69)	32	(146)
Deferred:
Federal	—	—	—
State and local	—	—	—
Foreign	—	—	—

Income tax expense (benefit)	$(69)	$32	$(146)

A reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory rate to the income (loss) before income taxes to the actual amount of income tax expense (benefit) recognized follows (in thousands):

	Year Ended June 30,
	2007	2006	2005
Expected expense (benefit)	$(5,563)	$(4,204)	$1,735
Change in valuation allowance	6,514	3,593	(4,838)
Over-accrual of Federal Tax in prior year	(443)	—	(290)
State income taxes	—	21	30
Expiration of general business credits	(764)	—	—
Other, primarily goodwill amortization	187	622	3,217
Total	$(69)	$32	$(146)

The Company’s deferred tax assets as of June 30, 2007 and 2006 consist of the following (in thousands):

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$13,014	$7,985
General business credit carryforwards	200	964
Alternative minimum tax credit carryforwards	640	640
Accrued expenses	401	425
Capitalized start-up and organization costs	485	142
Deferred gain	467	542
Property and equipment, principally due to differences in depreciation	470	—
Other	5	5
Total gross deferred tax assets	15,682	10,703
Less - valuation allowance	(15,537)	(9,023)
Net deferred tax assets	145	1,680
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	—	1,596
Other	145	84
Total gross deferred tax liabilities	145	1,680
Net deferred tax assets (liabilities)	$—	$—

At June 30, 2007, the Company had accumulated net operating loss carryforwards of approximately $38.3 million for Federal income tax purposes, which are available to offset future regular taxable income. These net operating loss carryforwards expire between the years 2020 and 2025. Utilization of these net operating losses may be subject to limitations in the event of significant changes in stock ownership of the Company.

Additionally, the Company has approximately $0.2 million of research and experimentation tax credit carryforwards and $0.6 million of alternative tax credit carryforwards, respectively, available to offset future regular tax liabilities. The research and experimentation credits expire between the years 2008 and 2009.

In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2007, the Company provided a full valuation allowance of approximately $15.5 million against its net deferred tax assets.

 (12)           Net Income (Loss) Per Share

The following are reconciliations of the denominators of the basic and diluted net income (loss) per share computations for the years ended June 30, 2007, 2006, and 2005. There were no adjustments for the numerators.

	June 30,
	2007	2006	2005

Weighted average outstanding common shares – basic	12,919,506	12,743,533	12,613,491
Common Stock equivalents	—	—	1,576,790
Weighted average outstanding common shares - diluted	12,919,506	12,743,533	14,190,281

For fiscal years 2007, 2006, and 2005, 1,076,935, 1,601,786 and 1,306,486, respectively, of options to purchase shares of Common Stock were excluded for the computations of diluted net income because the impact of such options are anti-dilutive.

For fiscal years 2007 and 2006, $52,944,000 of Senior Convertible Notes that are convertible into 35,296,000 shares of Common Stock were excluded for the computations of diluted net income because the impact of such notes are anti-dilutive.

For fiscal years 2007, 2006, and 2005, the $10,306,000 of Convertible Subordinate Notes that are convertible into 756,404 shares of Common Stock were excluded for the computations of diluted net income because the impact of such notes are anti-dilutive.

For fiscal years 2007, 2006, and 2005, the $12,000,000 of Preferred Stock (1,333,334 shares at $9.00 per share) were excluded for the computations of diluted net income because the impact of such stock would be anti-dilutive.

(13)              Employee Benefit Plan

We have a defined contribution retirement plan, which covers substantially all employees and officers. For the years ended June 30, 2007, 2006, and 2005, we have contributed the required match of $0.6 million, $0.6 million, and $0.6 million, respectively, to the plan. We have the right, but not an obligation, to make additional contributions to the plan in future years at the discretion of the Company’s Board of Directors. We have not made any such contributions for the years ended June 30, 2007, 2006, and 2005.

(14)              Commitments

Construction Contract Contingency

In August 2007 we entered into a $14.0 million modification to our existing Vandenberg construction contract. The modification requires us to complete the construction on the redesigned facility by September 30, 2009. The modification contains penalties if we do not meet the contracted completion date. As a result we have a contingency of up to $3.0 million in penalties.

Leases

The Company is obligated under noncancelable operating leases for equipment, office space, storage space, and the land for a payload processing facility, and certain flight assets. Future minimum payments under these noncancelable operating leases are as follows (in thousands):

Operating
Year ending June 30,	Leases

2008	$2,662
2009	970
2010	982
2011	769
2012	547
2013 and thereafter	6,649
Subtotal	12,579
Less: payments due for sublease	479
Total	$12,100

Rent expense for the years ended June 30, 2007, 2006, and 2005 was approximately $4.6 million, $4.8 million, and $4.8 million, respectively, including lease expenses for the ICC and VCC asset leases of $3.8 million in 2007, $3.9 million in 2006, and $3.8 million in 2005 (see Note 28 for Agreement to Termination of ICC and VCC Leases). For fiscal years 2008 and 2009 the Company expects to receive net payments of approximately $0.4 million and $0.1 million, respectively, for subleases.

(15)              Segment Information

Based on our organization, we operate in three business segments: Flight Services, Astrotech, and Government Services. Flight Services was founded to commercially develop space habitat modules to operate in the cargo bay of the space shuttles. Flight Services provides access to the modules and integration and operations support services for both NASA and commercial customers. Astrotech provides payload processing facilities and services to serve the satellite manufacturing and launch services industry.

Government Services is primarily engaged in providing engineering services and products to the Federal government including NASA.

The Company’s chief operating decision maker utilizes both revenue and income (loss) before income taxes, in assessing performance and making overall operating decisions and resource allocations. The Other segment represents corporate selling, general and administrative expenses and interest expense for the Company, as well as the results of operations for SMI, Inc.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2). Information about the Company’s segments is as follows (in thousands):

Year ended June 30, 2007:

			Net	Depreciation
		Income (loss)	Fixed	And
	Revenue	before income taxes	Assets	Amortization
Flight Services	$34,422	$(7,637)	$705	$3,612
Government Services	5,965	909	—	—
Astrotech	12,136	1,989	42,633	2,088
Other	239	(11,622)	546	662
	$52,762	$(16,361)	$43,884	$6,362

Year ended June 30, 2006:

			Net	Depreciation
		Income (loss)	Fixed	And
	Revenue	before income taxes	Assets	Amortization
Flight Services	$33,275	$(1,678)	$16,784	$3,219
Government Services	5,518	475	—	—
Astrotech	11,061	2,541	44,228	2,149
Other	892	(13,703)	625	694
	$50,746	$(12,365)	$61,637	$6,062

Year ended June 30, 2005:

			Net	Depreciation
		Income (loss)	Fixed	And
	Revenue	before income taxes	Assets	Amortization
Flight Services	$42,144	$15,376	$27,329	$2,768
Government Services	6,093	896	50	24
Astrotech	10,367	2,079	45,710	2,087
Other	797	(13,248)	558	647
	$59,401	$5,103	$73,647	$5,526

Foreign revenue for the years ended June 30, 2007, 2006, and 2005 was approximately zero, $0.2 million, and zero, respectively. The foreign revenue was mainly generated in China and Japan. Domestic revenue for the years ended June 30, 2007, 2006, and 2005 was approximately $52.8 million, $50.6 million, and $59.4 million, respectively.

(16)              Related Party Transactions

The Company engaged in certain transactions with directors, executive officers, shareholders, and certain former officers during fiscal years 2007, 2006, and 2005. Following is a description of these transactions:

Astrium (formerly EADS Space Transportation)

Astrium provides unpressurized payload and integration efforts to SPACEHAB on a fixed price basis in addition to providing engineering services as required. For the years ended June 30, 2007, 2006, and 2005, Astrium’s payload and integration services included in cost of revenue was approximately $13.8 million, $11.4 million, and $15.3 million, respectively.

Executive Credit Cards

Certain named executive officers of the Company have company paid credit cards for ordinary business expenses. Although the Company pays the amounts on the credit cards, the executive officer is obligated to substantiate the charges and reimburse the Company for any non-business related charges. As of June 30, 2007 the Company has a receivable due from an executive officer for $12,354.

(17)              Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data (in thousands, except per share data):

	Three months ended
	September 30	December 31	March 31	June 30
Year ended June 30, 2007
Revenue	$14,898	$12,851	$12,183	$12,830
Income (loss) from operations	886	(1,073)	(348)	(12,295)
Net loss	(32)	(1,840)	(1,195)	(13,225)
Net loss per share – basic	(0.00)	(0.14)	(0.09)	(1.02)
Net loss per share – diluted	(0.00)	(0.14)	(0.09)	(1.02)

	Three months ended
	September 30	December 31	March 31	June 30
Year ended June 30, 2006
Revenue	$11,985	$11,793	$12,400	$14,568
Income (loss) from operations	(585)	(7,067)	(593)	1,054
Net income (loss)	(1,916)	(8,856)	(1,673)	48
Net income (loss) per share – basic	(0.15)	(0.70)	(0.13)	0.00
Net income (loss) per share – diluted	(0.15)	(0.70)	(0.13)	0.00

(18)              Sale Lease-back Transactions

On May 26, 2005 SPACEHAB purchased and entered into a sale lease-back of the Company’s 90,000 square-foot administrative facility in Webster, Texas. We purchased the building and the adjacent three acres of land from American National Insurance Corporation for the value of $2.0 million. We then sold the building excluding the three acres of adjacent undeveloped land to R&H Investments and Irving Levine Investments for $3.25 million. The sale resulted in net cash to us of approximately $0.9 million. We have leased back 100% of the facility for an initial period of ten years, with two five-year options. The annual rent for the first year of this lease is $0.3 million and gradually increases through the tenth year of the lease to approximately $0.4 million. We retained the adjacent 3.0 acres parcel for future development or sale.

On May 2, 2005 SPACEHAB entered into a sale lease-back of the Company’s 58,000 square-foot processing facility in Cape Canaveral, Florida in a transaction with Tamir Silvers LLC valued at $4.8 million. The sale resulted in net cash to us of approximately $3.8 million. We have leased back 100% of the facility for an initial period of five years, with an option period of an additional five years. The annual rent for the first five years of this lease is approximately $0.45 million.

These two sale lease-backs were recorded according to SFAS No. 13, “Accounting for Leases.” This statement requires gains recognized on sale lease-backs to be recorded over the term of the leases. Therefore, the gain of $0.5 million on the sale lease-back of the Florida facility is recognized over the five year lease term. The gain of $1.4 million on the sale lease-back of the Headquarters building in Webster, Texas is recognized over the ten year lease term.

(19)              Bond Exchange – Senior Convertible Notes

On November 22, 2005 we exchanged $52,944,000 of 8.0% Convertible Subordinated Notes for a like amount of 5.5% Senior Convertible Notes due 2010 and convertible into shares of the Company’s Common

Stock at a per share price of $1.50 which included a mandatory conversion feature once the stock price reaches $1.95 per share for twenty consecutive days. The 5.5% Senior Convertible Notes will accrue interest from the issue date at a rate of 5.5% per year. We will pay interest on the exchange notes semi-annually on each April 15 and October 15. The Senior Convertible Notes are convertible into 35,296,000 shares of Common Stock.

The remaining Convertible Subordinated Notes payable of $10,306,000 are convertible into 756,404 shares of Common Stock at $13.625 per share. As a result of converting these notes in November 2005, we wrote-off $0.6 million of debt placement fees associated with the original issuance of these notes. The Subordinated Convertible Notes accrue interest at 8% annually, paid semiannually, and mature in October 2007 (see Note 27).

(20)              Asset Write Down

During the quarter ended December 31, 2005 NASA revised the flight manifest for the International Space Station build out for which funding was approved and signed into law on December 30, 2005. As a result, we have written down the Flight Services flight unit 3 module asset as it has been determined that the asset is unlikely to generate significant future cash flows and revenue. We believed it was more likely for NASA to simply utilize the flight unit 2 module for future missions under the revised manifest and related funding approved by Congress in December 2005. Therefore, we wrote-down flight unit 3 module to a salvage value of $0.1 million resulting in a cost of revenue expense of $6.3 million for the quarter ended December 31, 2005. The $6.3 million is included in cost of revenue for the Flight Services segment because costs associated with the use of this asset, including depreciation expense, have historically been recorded here.

During the quarter ended June 30, 2007, we performed a SFAS No. 144 analysis of our remaining shuttle based assets due to STS-118 being our last contracted shuttle mission. As a result, we have written down the Flight Services flight unit 2 module asset and other shuttle based assets as it has been determined that the asset is unlikely to generate significant future cash flows and revenue. Therefore, we wrote-down our flight unit 2 module to a salvage value of $0.1 million, excluding depreciation expense for July and August 2007. This non-cash write-down resulted in a cost of revenue expense of $10.4 million for the quarter ended June 30, 2007. The $10.4 million is included in cost of revenue for the Flight Services segment because costs associated with the use of this asset, including depreciation expense, have historically been recorded here.

Additionally, we wrote-down other assets and work in progress related to the modules and the unpressurized carriers for $3.8 million. This amount is included in operating expenses. Included in this $3.8 million write-down is $1.6 million write-down of inventory that was being held for future use. The write-down is based on current market conditions.

(21)              Accounting Change in Estimate – Depreciation

Effective October 1, 2005 we have changed our depreciable lives used to depreciate our Flight Services flight assets from being fully depreciated by June 2016 to being fully depreciated by December 2010. We have reviewed the latest NASA planning manifest schedule for the shuttles and the manifest carries the scheduled shuttle flights out to 2009 with an additional one year period for mission delays. Our analysis has taken into consideration the association of our assets to the shuttle fleet based on the fact that our assets have been designed to fly on the shuttles, and the revenue generated from the assets is directly related to the NASA shuttle missions. The shuttle retirement could occur at an earlier or later date which would change future depreciation recognized upon revision of the useful life.

Effective July 1, 2007, we have changed our depreciable lives to depreciate our Flight Services flight assets from being fully depreciated by December 2010 to being fully depreciated August 31, 2007. This is due to our last contracted mission, STS-118, being completed in August 2007.

(22)              Gain on Sale of The Space Store LLC

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

(23)              Legal Proceedings

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

In October 2004 we received payment from NASA in the amount of $8.2 million which included $0.2 million of interest. NASA’s claims were that their liability was limited to $8.0 million under the Research and Logistics Mission Support contract (NAS9-97199), as specifically identified in clause H.11 — titled “Contingent Property Liability.”

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

As a result of the claim dismissal, the Company paid Lloyd’s of London, the insurer of the RDM, $0.5 million in accordance with the May 12, 2005 agreement with Lloyd’s.

Except as above, the Company is not a party to any pending or threatened proceedings, which in management’s opinion, would have a material adverse effect on our business, financial condition, or results of operation.

(24)              Restricted Cash and Advances on Construction Contract

In December 2006 our Astrotech subsidiary was awarded a contract with a governmental agency to modify one of our payload processing facilities to specific requirements of a programmed mission. Under the terms of this $20.0 million fixed price contract, we will own the improvements after completion of the contract obligations. We have entered into a firm fixed price construction subcontract with J. P. Donovan Construction, Inc. to provide a significant portion of the design and construction work that will be required under our contract. In accordance with our contracts, payments will be received from our customer on a milestone schedule that generally provides receipt of cash before payments are required to the contractor under their milestone schedule. Receipts in advance of disbursements will be retained in a restricted cash account within our subsidiary company and used exclusively for purposes of the contract obligations. As of June 30, 2007, net cash receipts of $6.3 million have been designated as restricted cash and $5.7 million has been designated as a liability.

(25)              Adverse Event

On January 30, 2007 Sea Launch experienced a launch failure resulting in the loss of a satellite and damage to the floating launch platform. A full inspection, evaluation, and repair operations of the damage incurred and preliminary reports indicate that Sea Launch will return to operations in October 2007. We are paid under our contract with Sea Launch upon launch of each mission; therefore, anticipated revenues have been delayed until the resumption of normal operations.

(26)              Customer Deposits

During the quarter ended March 31, 2007 we billed to our customer $3.1 million for in-flight insurance on our pressurized module for use on STS-118. STS-118 launched mid-August 2007. This amount is included in cash and in customer deposits as of June 30, 2007. The insurance payment was paid to the insurance carrier in July 2007.

(27)              Subsequent Events

Tender Offer

On August 31, 2007 we filed a Schedule TO pursuant to Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, in connection with the Company’s offer to exchange (the “Exchange Offer”) 74 shares of common stock and 1.2 shares of Series C Convertible Preferred Stock for each $1,000 principal amount of outstanding 8% Convertible Subordinated Notes due 2007 (the “Junior Notes”) up to $10,306,000 in aggregate principal amount of the Junior Notes and 667 shares of common stock and 1 share of Series C Convertible Preferred Stock for each $1,000 principal amount of outstanding 5.5% Senior Convertible Notes due 2010 (the “Senior Notes”) up to $52,944,000 in aggregate principal amount of the Senior Notes, upon the terms and subject to the conditions set forth in the Company’s offering memorandum, dated August 31, 2007 (the “Offering Memorandum”), and the related Exchange Offer materials which are filed as Exhibits (a)(1)(B) to (a)(1)(I) of the Schedule TO (which Offering Memorandum and related Exchange Offer materials, as amended or supplemented from time to time, collectively constitute the “Offer Materials”).

The Junior Notes were issued pursuant to an Indenture, dated as of October 15, 1997, as amended by a First Supplemental Indenture, dated as of November 22, 2005, among the Company and U.S. Bank National Association (formerly, Wachovia Bank, National Association). The Senior Notes were issued pursuant to an Indenture, dated as of November 22, 2005, among the Company and U.S. Bank National Association (formerly, Wachovia Bank, National Association).

The Exchange Offer expires on October 1, 2007, which we refer to as the expiration date, unless extended.

Agreement to Termination of ICC and VCC Leases

On August 28, 2007, the Company and Astrium, GmbH mutually agreed to terminate the lease agreement dated as of February 28, 2001 in regards to the Company’s lease of the Integrated Cargo Carriers (ICC) assets from Astrium, GmbH. Also, we mutually agreed to terminate the lease agreement dated as of July 3, 2001 in regards to the Company’s lease of the Vertical Cargo Carrier (VCC) assets from Astrium, GmbH. In order to terminate these two leases, we have mutually agreed that the Company will reimburse Astrium, GmbH $1,389,000 for the period March 1, 2007 through August 31, 2007 for the ICC assets and incur no financial obligations for either the ICC or VCC after August 31, 2007.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

In January 2007, we discharged Grant Thornton LLP as our independent auditors and engaged PMB Helin Donovan LLP as our independent auditors. We had no disagreements as to accounting policy or disclosure with Grant Thornton LLP at the time.

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

Item 9B.  Other Information.

None to report for the period ended June 30, 2007.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information required by this item will be contained in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 11.  Executive Compensation.

The information required by this item will be contained in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information required by this item will be contained in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 14.  Principal Accounting Fees and Services.

The information required by this item will be contained in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of the report:

1.	Financial Statements

The following consolidated financial statements of SPACEHAB, Incorporated and its wholly-owned and majority-owned subsidiaries and related notes, are set forth herein as indicated below.

Report of PMB Helin Donovan LLP, Independent Registered Public Accounting Firm
Report of Grant Thornton LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

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

10.1

Letter Agreement dated August 15, 1995, by and between the Registrant and Mitsubishi Corporation (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-97812) filed with the Securities and Exchange Commission on October 5, 1995)

10.2

SPACEHAB, Incorporated 1995 Directors’ Stock Option Plan as amended and restated effective October 21, 1997 (incorporated by reference to Exhibit B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 12, 1997)

10.3

Office Building Lease Agreement, dated October 6, 1993, between Astrotech and the Secretary of the Air Force (Lease number SPCVAN — 2-94-001) (incorporated by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed with the Securities and Exchange Commission on September 12, 1997)

10.4

SPACEHAB, Incorporated 1994 Stock Incentive Plan as amended and restated effective October 14, 1999 (incorporated by reference to Exhibit 10.90 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission on September 17, 1999)

10.5

Agreement, dated September 30, 2004, between the Registrant and Dr. Shelley A. Harrison (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.6

Lease for property at 300 D Street, SW, Suite #814, Washington, DC, dated as of December 16, 1998, by and between the Registrant and The Washington Design Center, LLC (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.7

Sublease Agreement, dated as of July, 2002, between the Registrant and The Boeing Company (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.8

SPACEHAB, Incorporated 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit C of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 12, 1997)

10.9

Agreement between Astrotech Space Operations, Inc. and McDonnell Douglas Corporation, dated January 7, 2000 (incorporated by reference to Exhibit 10.103 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 12, 2000)

10.10

Agreement between Astrotech Space Operations, Inc. and Lockheed Martin Commercial Launch Services, Inc., dated January 24, 2000 (incorporated by reference to Exhibit 10.104 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 12, 2000)

10.11

Credit agreement dated as of August 30, 2001 by and between Astrotech Florida Holdings, Inc. and SouthTrust Bank (incorporated by reference to Exhibit 10.114 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed with the Securities and Exchange Commission on November 8, 2001)

10.12

Employment and Non-Interference Agreement, dated as of April 1, 2003, between the Registrant and Michael E. Kearney (incorporated by reference to Exhibit 10.119 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003)

10.13

First amendment to the Credit Agreement dated as of August 30, 2001 by and between Astrotech Florida Holdings, Inc. and SouthTrust Bank (incorporated by reference to Exhibit 10.122 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 filed with the Securities and Exchange Commission on February 13, 2004)

10.14

Employment and Non-Interference Agreement, dated as of January 9, 2004, between the Registrant and Brian K. Harrington (incorporated by reference to Exhibit 10.123 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 12, 2004)

10.15

50 Year Lease, dated as of February 1, 1991, between the Registrant and Canaveral Port Authority (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.16

Commercial Contract, dated as of March 3, 2005, between the Registrant and Tamir Silvers, LLC (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.17

Lease Agreement, dated as of February 18, 2005, between the Registrant and R & H Investments, a California partnership (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.18

Fixed Price Subcontract 889208 for Wideband Gapfiller Satellite Program Launch Site Payload Processing Facilities and Services, dated as of January 18, 2005, between Boeing Satellite Systems, Inc. and Astrotech Space Operations, Inc. (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.19

Loan Agreement, dated as of February 11, 2005, between the Registrant and First American Bank, SSB (incorporated by reference to Exhibit 10.125 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 filed with the Securities and Exchange Commission on February 14, 2005)

10.20

Letter Contract No. GF80726B11, dated as of February 18, 2004, between the Registrant and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.23 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.21

ISS Program Integration and Control Contract, between SPACEHAB Government Services, Inc. and ARES Corporation (incorporated by reference to Exhibit 10.24 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.22

Asset Purchase Agreement, dated as of December 19, 2000, between the Registrant and Astrium GmbH. (incorporated by reference to Exhibit 10.27 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.23

Amendment No. 1 to Asset Purchase Agreement, dated as of December 19, 2000, between the Registrant and Astrium GmbH, dated July 3, 2001 (incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.24

Lease Agreement, dated as of February 28, 2001, between the Registrant and Astrium GmbH (incorporated by reference to Exhibit 10.29 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.25

Binding Term Sheet, dated as of December 19, 2001, between the Registrant and Astrium GmbH, amending the Lease Agreement, dated as of February 28, 2001, between the Registrant and Astrium GmbH (incorporated by reference to Exhibit 10.30 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.26

Lease Agreement, dated as of July 3, 2001, between the Registrant and Astrium GmbH (incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.27

Agreement No. 48801 for Provision of Payload Processing Facilities and Support in Conjunction with Commercial Atlas Launches, between Astrotech Space Operations, Inc. and Lockheed Martin Commercial Launch Services, Inc. (incorporated by reference to Exhibit 10.32 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.28

Contract No. NNK04LA75C, dated as of July 2, 2004, between Astrotech Space Operations, Inc. and John F. Kennedy Space Center, NASA (incorporated by reference to Exhibit 10.33 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.29

Agreement and Statement of Work, dated as of April 25, 1996 and as amended by Amendment No. 3 as of December 6, 2002, between Astrotech Space Operations, Inc. and Sea Launch Company, L.L.C. (incorporated by reference to Exhibit 10.34 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.30

Employment and Non-Interference Agreement, dated as of May 12, 2005, between the Registrant and Michael E. Bain (incorporated by reference to Exhibit 10.35 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.31

Employment and Non-Interference Agreement, dated as of May 12, 2005, between the Registrant and E. Michael Chewning (incorporated by reference to Exhibit 10.36 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.32

Settlement Agreement and Mutual Release of All Claims, dated as of May 25, 2005, among the Registrant and Lloyd’s of London, Goshawk Syndicate No. 102, Euclidian Syndicate No. 1243, Ascot Underwriting Ltd. Syndicate No. 1414, and R.J. Kiln Syndicate No. 510 (incorporated by reference to Exhibit 10.37 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.33

Lease No. SPCVAN-2-94-0001, between the Secretary of the Air Force and Astrotech Space Operations, L.P. (incorporated by reference to Exhibit 10.39 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.34

Strategic Collaboration Agreement, dated as of August 5, 1999, between the Registrant and DaimlerChrysler Aerospace AG (incorporated by reference to Exhibit 10.40 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.35

Guaranty Agreement, dated as of August 30, 2001, between the Registrant and SouthTrust Bank (incorporated by reference to Exhibit 10.41 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.36

Guaranty Agreement, dated as of August 30, 2001, between Astrotech Space Operations, Inc. and SouthTrust Bank (incorporated by reference to Exhibit 10.42 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.37

Stock Pledge and Security Agreement, dated as of August 30, 2001, between the Registrant and SouthTrust Bank (incorporated by reference to Exhibit 10.43 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.38

Stock Pledge and Security Agreement, dated as of August 30, 2001, between Astrotech Space Operations, Inc. and SouthTrust Bank (incorporated by reference to Exhibit 10.44 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.39

Assignment of CLIN 1 Rights, dated as of August 30, 2001, between Astrotech Space Operations, Inc. and SouthTrust Bank (incorporated by reference to Exhibit 10.45 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.40

Termination Agreement, dated as of June 1, 2004, between the Registrant and Vladimir J. Fishel (incorporated by reference to Exhibit 10.46 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.41

Memorandum of Understanding, dated as of June 8, 2005, between the Registrant and SMH Capital Advisors, Inc. (incorporated by reference to Exhibit 10.47 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.42

Space Media, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.48 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.43

First Amendment to Loan Agreement (incorporated by reference to Exhibit 10.49 of the Registrant’s Current Report on 8-K filed with the Securities Exchange Commission on November 10, 2005), effective September 30, 2005 between SPACEHAB, Incorporated (the “Borrower”) and Citibank Texas, N.A., formerly known as First American Bank, SSB (the “Lender”), as executed on November 10, 2005

10.44

Second Amendment to Loan Agreement (incorporated by reference to Exhibit 10.50 of the Registrant’s Current Report on 8-K filed with the Securities Exchange Commission on March 3, 2006), dated February 11, 2006 between SPACEHAB, Incorporated (the “Borrower”) and Citibank Texas, N.A., formerly known as First American Bank, SSB (the “Lender”), as executed on February 28, 2006

10.45

Separation Agreement and Mutual Release, dated as of December 15, 2006, between the Registrant and Michael E. Kearney (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2006)

10.46

Separation Agreement and Mutual Release, dated as of January 19, 2007, between the Registrant and Michael E. Bain (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on 10-Q, filed with the Securities and Exchange Commission on February 14, 2007)

10.47

Separation Agreement and Mutual Release, dated as of January 19, 2007, between the Registrant and E. Michael Chewning (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on 10-Q, filed with the Securities and Exchange Commission on February 14, 2007)

10.48

Employment and Non-Interference Agreement, dated as of June 4, 2007, between the Registrant and Michael J. Bowker (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 12, 2007)

	10.49	Contract No. NNK07LA79C, dated as of June 15, 2007, between Astrotech Space Operations, Inc. and NASA Kennedy Space Center filed herewith

(16)		Letter Regarding Change in Certifying Accountant

16.1

Letter from Grant Thornton LLP regarding change in certifying accountant, dated January 18, 2007 (incorporated by reference to Exhibit 16 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2007)

(21)		SPACEHAB, Incorporated and Subsidiaries – Subsidiaries of the Registrant

(23)		Consents of Experts and Counsel

	23.1	Consent of PMB Helin Donovan LLP

	23.2	Consent of Grant Thornton LLP

(31)		Rule 13a-14(a) Certifications

	31.1	Certification of Thomas B. Pickens, III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, file herewith

31.2

Certification of Brian K. Harrington, the Company’s Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, file herewith

(32)		Section 1350 Certifications

	32.1	Certification of Thomas B. Pickens, III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, file herewith

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

SPACEHAB, Incorporated

	By:	/s/Thomas B. Pickens, III
Thomas B. Pickens, III
Chief Executive Officer and Director

Date: September 20, 2007

	By:	/s/Brian K. Harrington
Brian K. Harrington
Senior Vice President and
Chief Financial Officer

Date: September 20, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

/s/Barry A. Williamson	Chairman of the Board	September 20, 2007
Barry A. Williamson

/s/Thomas B. Pickens, III	Chief Executive Officer and	September 20, 2007
Thomas B. Pickens, III	Director

/s/Myron J. Goins	Director	September 20, 2007
Mr. Myron J. Goins

/s/Roscoe M. Moore, III	Director and Chief Strategic	September 20, 2007
Roscoe M. Moore, III	and Technology Officer

/s/Mark Adams	Director	September 20, 2007
Mr. Mark Adams

/s/Brian K. Harrington	Senior Vice President and	September 20, 2007
Brian K. Harrington	Chief Financial Officer

/s/Nicholas G. Morgan	Chief Accounting Officer	September 20, 2007
Nicholas G. Morgan	Vice President and Controller