Form 10-Q
period 2007-09-30
SPACEHAB INC \WA\
filed 2007-11-13
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐ No ☒

As of November 8, 2007 there were 45,648,377 shares of the registrant’s common stock outstanding.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

SEPTEMBER 30, 2007 QUARTERLY REPORT ON FORM 10-Q

DEFINITIONS

As used in this Form 10-Q, the abbreviations and acronyms contained herein have the meanings set forth below. Additionally, the terms “SPACEHAB”, “the Company”, “we”, “us” and “our” refer to SPACEHAB, Incorporated and its subsidiaries, unless the context clearly indicates otherwise.

1994 Plan	1994 Stock Incentive Plan
Astrium	Astrium GmbH
Astrotech	Astrotech Space Operations
Boeing	The Boeing Company
CMC	Cargo Mission Contract
Common stock	SPACEHAB common stock
EPS	Earnings Per Share
ICC	Integrated Cargo Carrier
IDIQ	Indefinite-Delivery, Indefinite-Quantity
ISS	International Space Station
Lockheed Martin	Lockheed Martin Corporation
NASA	National Aeronautics and Space Administration
PI&C	Program Integration and Control
RDM	Research Double Module
RSC Energia	Rocket Space Corporation-Energia
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFS	SPACEHAB Flight Services
SGS	SPACEHAB Government Services
SMI	Space Media, Inc.
SMI Plan	Space Media, Inc. Stock Option Plan
SPF	Spacecraft Processing Facility
VCC	Vertical Cargo Carrier

PART I:  FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	June 30,
	2007	2007
	(unaudited)
ASSETS
Cash and cash equivalents	$2,561	$9,724
Restricted cash	14,631	6,282
Accounts receivable, net	6,557	8,224
Inventory	695	695
Short term note receivable, net	106	95
Prepaid expenses and other current assets	1,398	906
Total current assets	25,948	25,926
Property and equipment, net of accumulated depreciation and amortization of $67,832 and $66,845, respectively	43,102	43,884
Deferred financing costs, net	1,465	1,596
Long term note receivable, net	193	178
Other assets, net	1,149	891
Total assets	$71,857	$72,475
LIABILITIES AND STOCKHOLDERS’ EQUITY
Convertible subordinated notes payable - 8.0%	$10,306	$10,306
Accounts payable	2,147	1,494
Accounts payable-EADS	324	2,955
Accrued interest	1,723	789
Accrued expenses	1,495	2,056
Accrued subcontracting services	1,313	3,669
Deferred gains on sale of buildings	221	221
Advances on construction contract	13,257	5,722
Customer deposits	—	3,106
Deferred revenue	998	1,153
Total current liabilities	31,784	31,471
Accrued contract cost and other	76	39
Deferred gains on sale of buildings	1,096	1,152
Senior convertible 5.5% notes payable	52,944	52,944
Total liabilities	85,900	85,606
Commitments and contingencies
Stockholders’ equity
Preferred Stock, no par value, convertible, authorized 2,500,000 shares, issued and 1,333,334 shares, (liquidation preference of $12,000)	11,892	11,892
Common stock, no par value, 70,000,000 shares authorized, 13,143,296 and 13,143,296 shares issued, respectively	84,122	84,122
Treasury stock, 116,100 shares, at cost	(117)	(117)
Additional paid-in capital	488	544
Accumulated deficit	(110,428)	(109,572)
Total stockholders’ deficit	(14,043)	(13,131)
Total liabilities and stockholders’ deficit	$71,857	$72,475

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share data)

	Three Months
	Ended September 30,
	2007	2006
Revenue	$8,596	$14,898
Costs of revenue	6,437	11,133
Gross profit	2,159	3,765
Operating expenses:
Selling, general and administrative	1,814	2,687
Research and development	318	192
Total operating expenses	2,132	2,879
Income from operations	27	886
Interest expense	(1,067)	(1,080)
Interest and other income, net	184	162
Loss before income taxes	(856)	(32)
Income tax expense	—	—
Net income (loss)	$(856)	$(32)
Loss per share:
Net loss per share – basic	$(0.07)	$0.00
Shares used in computing net loss per share – basic	13,027,196	12,860,810

Net loss per share – diluted	$(0.07)	$0.00
Shares used in computing net loss per share – diluted	13,027,196	12,860,810

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net loss	$(856)	$(32)
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Stock-based compensation	(56)	78
Depreciation and amortization, including debt issuance cost of $0.1 million for each period	1,117	1,591
Recognition of deferred gain	(56)	(55)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,641	(1,534)
Increase in prepaid expenses and other current assets	(492)	(193)
Increase in other assets	(258)	(27)
(Decrease) increase in deferred revenue	(155)	458
Decrease in accounts payable, accounts payable-EADS, accrued interest, and accrued expenses	(1,605)	(993)
Increase in advances from construction contract	7,535	—
(Decrease) increase in customer deposits	(3,106)	3,093
(Decrease) increase in accrued subcontracting services and other	(2,356)	1,593
Increase in long-term accrued contract costs and other liabilities	37	63
Net cash provided by operating activities	1,390	4,042
Cash flows from investing activities
Purchases of property, equipment and leasehold improvements, net of reimbursements	(204)	(70)
Increase in restricted cash	(8,349)	—
Net cash used in investing activities	(8,553)	(70)
Cash flows from financing activities
Payment of mortgage loan	—	(533)
Proceeds from issuance of common stock, net of expenses	—	37
Net cash used in financing activities	—	(496)
Net change in cash and cash equivalents	(7,163)	3,476
Cash and cash equivalents at beginning of period	9,724	6,317
Cash and cash equivalents at end of period	$2,561	$9,793

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of the Company and Operating Environment

SPACEHAB is a developer and operator of space flight hardware assets, a provider of manned and unmanned payload processing services, and an entrepreneurial force in space commerce and developing space utilization applications such as microgravity processing. Specifically the Company maintains the following core competencies:

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

OUR BUSINESS UNITS

For the first quarter of fiscal year 2008, our Company was comprised of three primary business segments providing the following products and services to the government and commercial markets. Our business units include:

SPACEHAB Flight Services. The primary goal of our Flight Services business unit is to enable government and commercial enterprises to overcome the accessibility, habitability and occupational challenges of space. To meet our clients’ specific mission requirements, we offer a range of engineering, research, logistics, integration, operations, and ground support services. Through this business unit, we have and will continue to offer a full range of ground-based pre- and post-flight experiment, cargo, and payload processing services as well as on-orbit operations support. Additionally, our experience with the integration of complex science payloads enables our entrance into the field of microgravity processing of high value bioscience products for the benefit of the general public. We are also supporting contracts for ongoing flight hardware manufacturing projects in support of NASA and international customers. During fiscal year 2007, our Flight Services business unit accounted for 65% of our consolidated revenues.

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

SPACEHAB Government Services. For nearly 30 years, our Government Services business unit has provided large scale program technical support and specialized engineering analysis, products, and services to NASA and other customers. Our Government Services business unit derives most of its revenue under ARES’ contract to provide configuration and data management services within NASA’s Program Integration & Control (“PI&C”) contract for the International Space Station. Under this contract, we facilitate the assurance that the tens of thousands of hardware and software parts and components meet approved design and configuration requirements for the International Space Station.

Short Term Liquidity Issues

As of September 30, 2007 we had cash and restricted cash on hand of $17.2 million and our working capital deficit was $5.8 million. Restricted cash, which consists of advance payments on a government contract to modify certain spacecraft processing facilities, totaled $14.6 million at September 30, 2007. We carry a current liability of $13.3 million for obligations under this construction contract. For the three months ended September 30, 2007 we generated $1.4 million from operating activities. Our $5.0 million revolving credit facility expired as of February 11, 2007 and we elected not to renew the facility. We do not currently have a credit facility.

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

Subsequent to our Exchange Transaction (see Subsequent Events, Note 14), we have a balance of $2.9 million principle amount of our 8% convertible notes due, along with accrued interest on such notes and accrued interest on the remaining balance of $6.9 million of our 5.5% senior convertible notes on October 15, 2007. On October 15, 2007 we redeemed the Junior Notes, including accrued interest, for cash. With the conclusion of STS-118 in August 2007, we expected to have a material decrease in our revenue from our Flight Services business, which has accounted for over 65% of our consolidated revenue during fiscal year 2007. As a result, in order to continue to fund our current operations, we will need additional capital. No assurance can be given that we will be able to obtain a new source of capital on terms that are acceptable to us. If we are unable to obtain new capital, we may be forced to subject ourselves to bankruptcy, reorganization, liquidation, dissolution or similar proceeding. Management has implemented significant strategies to address its liquidity requirements; however, no assurance can be given that the Company will be successful in achieving the remaining goals.

2. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and its subsidiaries as of September 30, 2007, and the results of its operations and cash flows for the periods ended September 30, 2007 and 2006. However, the unaudited condensed consolidated financial statements do not include all related footnote disclosures.

The consolidated results of operations for the three month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year. Our results of operations typically fluctuate significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

3. Earnings per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations for the three month period ended September 30, 2007 and September 30, 2006 (in thousands, except share and per share data):

	Three months ended			Three months ended
	September 30, 2007			September 30, 2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Income (loss) available to common stockholders	$(856)	13,027,196	$(0.07)	$(32)	12,860,810	$0.00
Diluted EPS:
Income (loss) available to common stockholders	$(856)	13,027,196	$(0.07)	$(32)	12,860,810	$0.00

Convertible subordinated notes payable outstanding as of September 30, 2007, convertible into 756,404 shares of common stock at $13.625 per share and due October 2007, were not included in the computation of diluted EPS for the three months ended September 30, 2007 and 2006 as the conversion price of the convertible notes payable per share was greater than the average market price of the common shares during the periods.

Senior convertible notes payable outstanding as of September 30, 2007 due 2010 convertible into 35,296,000 shares of common stock at $1.50 per share, which include a mandatory conversion feature once the Company’s stock price reaches $1.95 per share, have not been included in the computation of diluted EPS for the three months ended September 30, 2007 and 2006 as the conversion price(s) of the convertible notes payable per share were greater than the average market price of the shares during the period.

Options to purchase 1,074,000 shares of common stock outstanding at September 30, 2007 were not included in diluted EPS for the three months ended September 30, 2007 as they were anti-dilutive to our net loss. The options expire between October 12, 2007 and August 9, 2016.

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

A Summary of Revenue Recognition Methods Follows:

Business Segment	Services/Products Provided	Contract Type	Method of Revenue Recognition
SPACEHAB Flight Services	Commercial Space Habitat Modules, Integration & Operations Support Services	Firm Fixed Price	Percentage-of-completion based on costs incurred

Astrotech Space Operations	Payload Processing Facilities	Firm Fixed Price – Mission Specific Firm Fixed Price – Guaranteed Number of Missions	Ratably, over the occupancy period of a satellite within the facility from arrival through launch Ratably, for multi-year contract payments recognized over the contract period

SPACEHAB Government Services	Configuration Management, Engineering Services	Cost Plus Award/Fixed Fee	Earned as reimbursable costs incurred plus award/fixed fee

Revenues for the Lockheed Martin Corporation (“Lockheed Martin”) subcontract are being accounted for under the percentage-of-completion method based on costs incurred over the period of the agreement.

5. Statements of Cash Flows - Supplemental Information

(a)   Cash paid for interest costs was zero and $15,000 for the three months ended September 30, 2007 and 2006, respectively. We did not capitalize any interest costs during the three months ended September 30, 2007 or 2006.

(b)   We paid no income taxes for the three months ended September 30, 2007 and September 30, 2006.

6. Credit Facilities

On February 11, 2005 we entered into a revolving one-year credit facility with a bank providing for loans up to $5.0 million secured by the Company’s accounts receivable. In February 2006 the revolving credit facility was renewed and the term extended until February 11, 2007 with substantially the same terms as the original agreement. The interest rate for the revolving credit facility was prime plus one percent (9.25% as of June 30, 2006). The unused revolving credit facility balance was subject to interest charges of 0.25% to 0.5%. Funds available under the revolving credit facility were limited to 80% of eligible accounts receivable, and we were subject to various financial and other covenants including a minimum tangible net worth covenant, a cash flow coverage covenant, and a secured debt coverage covenant. This credit facility expired on February 11, 2007 and we elected not to renew. We do not currently have a credit facility.

7. Segment Information

Based on our organization for the first quarter of fiscal year 2008, we operated in three business segments: SFS, Astrotech, and SGS. SFS was founded to commercially develop space habitat modules that operate in the cargo bay of the space shuttles. SFS provides access to the modules and integration and operations support services for both NASA and commercial customers. Astrotech provides payload processing facilities and services to serve the spacecraft manufacturing and launch services industry. SGS is primarily engaged in providing engineering services and products to the Government, including NASA.

Our chief operating decision maker utilizes both revenue and income (loss) before income taxes in assessing performance and making overall operating decisions and resource allocations.

Three Months Ended September 30,

2007 (in thousands):

			Net	Depreciation
		Income (Loss)	Fixed	and
	Revenue	before income taxes	Assets	Amortization
SFS	$3,583	$181	$294	$422
Astrotech	3,713	1,282	42,295	532
SGS	1,300	145	—	—
Corporate and Other	—	(2,464)	513	163
	$8,596	$(856)	$43,102	$1,117

Three Months Ended September 30,

2006 (in thousands):

			Net	Depreciation
		Income (Loss)	Fixed	and
	Revenue	before income taxes	Assets	Amortization
SFS	$10,070	$2,278	$15,959	$925
Astrotech	3,173	515	43,675	504
SGS	1,460	191	—	—
Corporate and Other	195	(3,016)	612	162
	$14,898	$(32)	$60,246	$1,591

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

1997 Employee Stock Purchase Plan

We adopted an employee stock purchase plan that permits eligible employees to purchase shares of common stock of the Company at prices no less than 85% of the current market price. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 10% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole and fractional shares of common stock determined by dividing the contribution account’s balance by the lesser of 85% of the price of a share of common stock on the first day of the quarter or the last day of a quarter. The number of shares of common stock that may be purchased under the plan is 1,500,000. Through September 30, 2007, employees have purchased 1,482,645 shares under this plan. During the fourth quarter of fiscal year 2007, we suspended purchases in this plan. The shares purchased under this plan are considered compensatory for accounting and reporting purposes.

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

Accounting for Stock Issued to Employees

The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model, which determines inputs as shown in the following table. Because of differences in option terms and historical exercise patterns among the plans, we have segregated option awards into two homogenous groups for the purpose of determining fair values for its options. Valuation assumptions are determined separately for the two groups that represent, respectively, the 1994 Stock Incentive Plan and the Director’s Stock Option Plan. The assumptions are as follows:

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

A summary of our stock option activity as of September 30, 2007 and changes during the first three months of fiscal year 2008 are presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2007	1,076,935	$2.61	4.94	$—
Granted	10,000	$0.44	7.0	$—
Exercised	—	$—	—	$—
Forfeited/Expired	(12,935)	$11.75	—	$—
Outstanding at September 30, 2007	1,074,000	$2.48	4.77	$—
Exercisable	841,000	$2.82	4.77	$—

The weighted-average grant-date fair value of options granted during the first three months of fiscal year 2007 was $0.32 per share. The intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the first three months of fiscal year 2007 was zero. As of September 30, 2007 there was $304,599 of unamortized expense related to our stock option plans.

During the first three months of fiscal year 2008, there were no options exercised.

9. Related Party Transactions

We engaged in certain transactions with directors and executive officers during the three months ended September 30, 2007. Following is a description of these transactions:

Astrium GmbH

Dr. Graul, a member of SPACEHAB’s Board of Directors until his resignation in August 2007, is the Executive Vice President for Astrium GmbH (“Astrium”). Astrium provides unpressurized payload and integration efforts to SPACEHAB on a fixed-price basis in addition to providing engineering services as required. For the three months ended September 30, 2007 and 2006, Astrium’s payload and integration services included in cost of revenue were approximately $1.0 million and $3.9 million, respectively. In August 2007 SPACEHAB terminated its ICC/VCC lease agreements with Astrium North America (see Note 13). We agreed to reimburse Astrium North America $1.4 million upon termination of these leases.

Executive Credit Cards

Certain named executive officers of the Company have company paid credit cards for ordinary business expenses. Although the Company pays the amounts on the credit cards, the executive officer is obligated to substantiate the charges and reimburse the Company for any non-business related charges. As of September 30, 2007 the Company has a receivable due from an executive officer for $16,075.

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

Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior-Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” – The Securities and Exchange Commission released SAB 108 to provide interpretive guidance on how the effects of the carry-over or reversal of prior year misstatements should be considered in quantifying a current year misstatement. There have been two approaches commonly used to quantify such errors. Under one approach, the error is quantified as the amount by which the current year income statement is misstated. The other approach quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. We do not expect the application of this interpretation to have a material impact on our financial position or results of operations.

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

11. Restricted Cash, Advances on Construction Contract, and Contingency

In December 2006, our Astrotech subsidiary was awarded a contract with a governmental agency to modify one of our payload processing facilities to specific requirements of a programmed mission. Under the terms of this $20.0 million fixed-price contract, which has subsequently been increased to $34.0 million, we will own the improvements after completion of the contract obligations. We have entered into a firm fixed price construction subcontract with J. P. Donovan Construction, Inc. to provide a significant portion of the design and construction work that will be required under our contract. In accordance with our contracts, payments will be received from our customer on a milestone schedule that generally provides receipt of cash before payments are required to the contractor under their milestone schedule. Receipts in advance of disbursements will be retained in a restricted cash account within our subsidiary company and used exclusively for purposes of the contract obligations. As of September 30, 2007, net cash receipts of $14.6 million have been designated as restricted cash and $13.3 million has been designated as a liability.

In August 2007 we entered into a $14.0 million modification to our existing Vandenberg construction contract. The modification requires us to complete the construction on the redesigned facility by September 30, 2009. The modification contains penalties if we do not meet the contracted completion date. As a result we have a contingency of up to $3.0 million in penalties.

12. Customer Deposits

During the quarter ended September 30, 2007 we paid $3.1 million for in-flight insurance on our pressurized module for use on STS-118, which launched mid-August 2007. This $3.1 million was previously recorded as a current liability. This amount is included as a cash outlay in cash flows from operating activities during the three month period ending September 30, 2007.

13. Agreement to Termination of ICC and VCC Leases

On August 28, 2007, the Company and Astrium, GmbH mutually agreed to terminate the lease agreement dated as of February 28, 2001 in regards to the Company’s lease of the Integrated Cargo Carriers (“ICC”) assets from Astrium, GmbH. Also, we mutually agreed to terminate the lease agreement dated as of July 3, 2001 in regards to the Company’s lease of the Vertical Cargo Carrier (VCC) assets from Astrium, GmbH. The ICC and VCC assets are specifically designed cargo carrying equipment used from time to time in the U.S. space shuttle. In order to terminate these two leases, we have mutually agreed that the Company reimburse Astrium, GmbH $1.4 million for the period March 1, 2007 through August 31, 2007 for the ICC and VCC assets and incur no financial obligations for either the ICC or VCC after August 31, 2007.

14. Subsequent Events

Exchange Offer

On October 5, 2007, we announced the successful closing of our offer to exchange any and all of our outstanding 8% Convertible Subordinated Notes due 2007 (the “Junior Notes” ) and any and all of our outstanding 5.5% Senior Convertible Notes due 2010 (the “Senior Notes” ).

As a result of the closing of the Exchange Offer, for the approximately $7.4 million in principal amount of Junior Notes tendered, the holders received approximately 550,000 shares of common stock and 8,927 shares of Series C

Convertible Preferred Stock. Following the closing of the Exchange Offer, approximately $2.9 million of Junior Notes remained outstanding pursuant to the original terms of the indenture governing the Junior Notes. On October 15, 2007 we redeemed the outstanding Junior Notes, including accrued interest, for cash. In addition, for the approximately $46.1 million in principal amount of outstanding Senior Notes tendered, the holders received approximately 30.7 million shares of common stock and 46,083 shares of Series C Convertible Preferred Stock. Following the closing of the Exchange Offer, approximately $6.9 million of Senior Notes remained outstanding pursuant to an indenture governing the Senior Notes that was amended through the elimination of substantially all of the indenture’s restrictive covenants.

In addition, as a result of the closing of the Restructuring and Exchange Agreement, effective as of August 31, 2007, among the Company and certain holders of Junior Notes and Senior Notes, the Company issued to Astrium GmbH 1,333,334 shares of common stock and 6,540 shares of Series C Convertible Preferred Stock in exchange for Astrium’s existing 1,333,334 shares of Series B Convertible Preferred Stock.

Each share of Series C Convertible Preferred Stock will automatically be converted into 1,461 shares of common stock upon stockholder approval and filing of an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock to not less than 250,000,000.

NASDAQ Deficiency Letters

On October 2, 2007, we received a NASDAQ Staff Determination letter indicating that we failed to comply with NASDAQ Marketplace Rules 4310(c)(4) and 4310(c)(3), and that our securities were, therefore, subject to delisting from The NASDAQ Capital Market.

Marketplace Rule 4310(c)(4) requires that we maintain a $1.00 bid price. Following earlier notices of non-compliance with the requirement, we were granted a grace period, which expired on October 1, 2007. We were also not in compliance with Marketplace Rule 4310(c)(3) which requires us to have $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years; or $35,000,000 market value of listed securities; or $2,500,000 in stockholders’ equity.

On October 22, 2007, we announced that as a result of the resignation of Myron J. Goins as a director of SPACEHAB, Inc. effective October 16, 2007, we received a letter from The NASDAQ Stock Market notifying us that we no longer comply with the NASDAQ independent director and audit committee requirements.

Consistent with Marketplace Rule 4350(c)(1), which requires that a majority of the board of directors consist of independent directors, and 4350(d)(4) requiring the participation of three independent directors on the audit committee, NASDAQ will provide us a cure period in order to regain compliance until the earlier of the Company’s next annual shareholder’s meeting, or October 16, 2008; or, if the next annual shareholder’s meeting is held before April 14, 2008, then we must evidence compliance no later than April 14, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A. ― “Risk Factors” included in our 2007 Annual Report Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements.

OVERVIEW

Forward Looking Statements

This document may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including (without limitation) statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources.” Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. In addition to those risks and uncertainties discussed herein, such risks and uncertainties include, but are not limited to, whether we will fully realize the economic benefits under our NASA and other customer contracts, completion of the International Space Station (“ISS”), continued availability and use of the U.S. space shuttle system, technological difficulties, product demand, market acceptance risks, the effect of economic conditions, uncertainty in government funding, and the impact of competition, delays, and uncertainties in future space shuttle and ISS programs.

Financial Summary

SPACEHAB’s first quarter operating results was a $0.9 million loss. For the first quarter of fiscal year 2006 we recorded a net loss of $0.03 million.

The following table illustrates financial highlights for the quarters ended September 30, 2007 and September 30, 2006:

	2007	2006	Percent Change
	(in millions except per share amounts)
For the Three Months Ended September 30:
Revenue	8.6	14.9	(42)%
Net loss	(856)	—
Diluted EPS	(0.07)	—
As of September 30:
Cash and Cash Equivalents*	2.6	9.8	(73)%
Total Debt	63.4	64.4	(2)%
Stockholders Equity (deficit)	(14.0)	2.9	(582)%

*excluding restricted cash

Business Segments

For the first quarter of fiscal year 2008, our Company was comprised of three primary business segments. Follows is a brief discussion of each of these segments, including a list of key factors that have affected, and are expected to continue to affect, their respective earnings and cash flows. We also present a brief discussion of our corporate-level expenses along with a summary of our current liquidity position and items that could impact our liquidity position in fiscal year 2008 and beyond.

SPACEHAB Flight Services. This business unit generates revenue by providing space shuttle-based, turnkey services that include customer access to space via our pressurized modules; integration and operations support to logistics suppliers transporting their cargo aboard our modules to and from the orbiting International Space Station; and/or, integration and operations support to scientists and technologists responsible for experiments performed aboard the module research platforms.

Additionally, we provide cargo shipment coordination services to NASA for all U.S. cargo shipped to the International Space Station via the Russian Progress space vehicle. These services are provided under contract with Lockheed Martin, the prime Cargo Mission Contract contractor to NASA.

The primary factors impacting our SFS business unit earnings and cash flows are the number of space shuttle missions manifested with SPACEHAB assets and the configuration of the cargo handling and research logistics required for each mission. Our revenues and earnings, if any, from each mission are dependent upon the space assets required in the cargo or research logistics configuration and the mission support services required to employ those assets. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business unit include:

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

•                  The role of international space research projects flying on future space shuttle and Russian and European Space Agency missions

•                  The growth of space exploration programs within NASA and NASA’s commitment to the President’s Vision for Space Exploration regarding enhancement of the commercial enterprise role in the ISS and space exploration programs

Astrotech Space Operations. Our Astrotech business unit provides modern facilities and support for the preparation of multi-million dollar satellites and payloads for launch on expendable launch vehicles. Since 1985, our Astrotech business unit has been providing government and commercial customers with a commercial alternative to using government-owned facilities to prepare their satellites for launch in the United States. Revenue is generated from various fixed-price contracts with launch service providers in both the commercial and government markets. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing a spacecraft for launch.

The earnings and cash flows generated from our Astrotech operations are related to the number of governmental commercial spacecraft launches, which reflects the growth in the satellite-based communication industries and the requirement to replace aging satellites. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business unit include:

•                  Our ability to control our capital expenditures which are primarily limited to modifications to accommodate payload processing for new launch vehicles, maintenance and safety, environmental and reliability projects, and other costs, through disciplined management and safe, efficient operations

•                  The continuing limited availability of competing facilities at the major domestic launch sites that can offer compatible services, leading to an increase in government use of our services

SPACEHAB Government Services. Our SGS business unit generates revenue by providing support to the U.S. Government in the areas of large-scale configuration and data management programs such as the International Space Station; specialized hardware design, development, and fabrication; low- to high-fidelity mockup design and construction; and safety and quality support services. This business unit offers a wide array of products and services in these varied fields. Our SGS business unit currently provides configuration management services as a subcontractor of ARES Corporation under ARES’ PI&C contract with NASA.

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

•                  Our ability to control costs within our budget commitments

Corporate and Other. Significant items impacting future earnings and cash flows include:

•                  Our ability to control sales, general and administrative costs in a period of decreasing revenues and pursuit of new business opportunities

•                  Interest expense on our convertible notes, costs relative to the refinancing of our long-term debt during fiscal year 2006, and interest savings on the now repaid mortgage loan on our Astrotech Florida assets

•                  Income taxes, of which we currently only pay alternative minimum tax and minimal state income taxes; income taxes will also be impacted by our ability to realize our significant deferred tax assets, including loss carry forwards

New Business Initiatives

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

Although we are developing products and services in support of the new business initiatives, we currently do not have contracts or other arrangements to provide these products and services. We cannot assure you that we will be able to successfully develop these new products and services in the future. We anticipate that we will require substantial additional capital to develop these new products and services, and that this additional financing will likely substantially dilute current holders of our common stock.

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

On August 14, 2007, NASA announced that it was seeking private industry proposals for research and manufacturing concepts and opportunities onboard the International Space Station. This announcement indicates NASA’s desire to open the International Space Station to commercial projects. Because of our experience with microgravity, we responded to the solicitation and believe that we are well positioned to transition identified microgravity processing candidates from space research projects to fully commercialized microgravity processing operations.

Advanced Research and Conventional Technology Utilization Spacecraft (ARCTUS). We have assembled a team of industry partners with a common goal of developing a commercial transportation system providing lower cost, lower risk space transportation services than conventional, government-developed transportation systems. ARCTUS is designed to provide cargo transportation services to the International Space Station under the unfunded Space Act Agreement signed with NASA in June 2007 and an additional means of transportation for our microgravity processing business.

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

SPACETECH. In 2007, we formed a “technology incubator” called SPACETECH. The purpose of SPACETECH is to cultivate technology developed for and from space into commercial applications. The following are two examples of new initiatives already underway within SPACETECH:

•                  Under an unfunded Space Act Agreement with NASA, we began development of a mini-mass spectrometer which we hope to turn into a small, portable, low power unit capable of detecting chemical compounds such as explosives, weapons of mass destruction, and toxic gases. We negotiated an agreement for the licensing, sale and distribution of the mini mass spectrometer.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Revenue. Revenue decreased approximately 42% to $8.6 million for the three months ended September 30, 2007 as compared to $14.9 million for the three months ended September 30, 2006.

	Three Months Ended
	September 30,		Dollar	Percent
(in millions)	2007	2006	Change	Change
SPACEHAB Flight Services	$3.6	$10.0	$(6.4)	(64)%
Astrotech Space Operations	3.7	3.2	0.5	16%
SPACEHAB Government Services	1.3	1.5	(0.2)	(13)%
Other	0.0	0.2	(0.2)	(100)%
	$8.6	$14.9	$(6.3)	(42)%

Revenue from our SFS business unit decreased by $6.4 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The following summarizes the significant items that affected the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006:

•                  Decrease in revenue from STS-118 under the CMC with Lockheed Martin of $0.9 million due to the launch of STS-118 in August 2007. STS-118 was the last mission we have under contract to utilize our modules on the space shuttle.

•                  Decrease in revenue from STS-116 of $5.2 million due to the launch of STS-116 in December 2006.

•                  Decrease in revenue from STS-121 of $0.6 million due to the launch of STS-121 in July 2006.

•                  Other contract revenue increase of $0.3 million mainly due to various flight hardware manufacturing purchase orders.

Revenue from our Astrotech business unit increased by $0.5 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The following summarizes significant items that affected the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006:

•                  Increase in revenue of $0.4 million at our Florida facility due to two satellites in-house for the period ending September 30, 2007 whereas, for the same period last fiscal year, only one satellite was in the facility for most of the period.

•                  Increase in revenue of $0.8 million at our VAFB facility due to one mission processed during the three month period ending September 30, 2007, as compared to no missions being processed during the same period last fiscal year.

•                  Astrotech supported one satellite launch at its Sea Launch facility during the period ending September 30, 2006 which resulted in revenue of $0.5 million. In the period ending September 30, 2007, Astrotech did not support a satellite launch at its Sea Launch facility. This is attributed to the January 30, 2007 launch failure experienced by Sea Launch that resulted in the loss of a satellite and damage to their ground support equipment on the floating launch platform. A full inspection, evaluation, and repair of the damage incurred and preliminary reports indicate that Sea Launch will launch their return to flight satellite in November 2007.

•                  Other revenue decrease of $0.2 million.

Revenue from our SGS business unit decreased by $0.2 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The following summarizes the significant items that affected the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006:

•                  Decrease in revenue from our subcontract with ARES on the PI&C contract of $0.3 million. This decrease is due to a decrease in required staffing under our statement of work during the period as compared to the same period last year.

•                  Increase in revenue from our contract with USA for support of the Constellation Program of $0.1 million.

In the three months ended September 30, 2006 we recognized revenue of $0.2 million from our Space Media business unit that has been discontinued.

Cost of Revenue. Cost of revenue for the three months ended September 30, 2007 decreased by 42% to approximately $6.4 million, as compared to $11.1 million for the three months ended September 30, 2006.

	Three Months Ended
	September 30,		Dollar	Percent
(in millions)	2007	2006	Change	Change
SPACEHAB Flight Services	$3.0	$7.2	$(4.2)	(58)%
Astrotech Space Operations	2.4	2.6	(0.2)	(8)%
SPACEHAB Government Services	1.0	1.2	(0.2)	(17)%
Other	0.0	0.1	(0.1)	(100)%
	$6.4	$11.1	$(4.7)	(42)%

Cost of revenue for our SFS business unit decreased $4.2 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The following summarizes significant items that affected the three months ended September 30, 2007 as compared to the same period ended September 30, 2006 for SFS:

•                  Decrease in cost of revenue from STS-118, other than depreciation expense, of $0.3 million due to the launch of STS-118 in August 2007. STS-118 was the last mission we have under contract to utilize our modules on the space shuttle.

•                  Decrease in cost of revenue from STS-116 and STS-121 of $2.8 million due to the launch of STS-116 in December 2006.

•                  As a result of the reduction of our SFS workforce during the third quarter of fiscal year 2007, there is a $0.6 million decrease in salaries and related costs during the three months ended September 30, 2007, as compared to the three months ended September 30, 2006.

•                  Depreciation expense for our flight assets decreased by $0.5 million due to the impairment of SFS assets recognized during the fourth quarter of fiscal year 2007.

The decrease in cost of revenue of $0.2 million in our Astrotech business unit for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 is primarily due to decreased mission specific activities at our VAFB and Florida facilities.

Cost of revenue from our SGS business unit decreased by $0.2 million for the quarter ended September 30, 2007 as compared to the same quarter ended September 30, 2006. The following summarizes the significant items that affected the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006:

•                  Decrease in cost of revenue from our subcontract with ARES on the PI&C contract of $0.2 million. This decrease is due to a decrease in required staffing under our statement of work during the three months ended September 30, 2007 as compared to the same three months ended September 30, 2006.

Operating Expenses. Operating expenses decreased to $2.1 million for the three months ended September 30, 2007 as compared to approximately $2.9 million for the three months ended September 30, 2006. The following summarizes the significant differences between the three months ended September 30, 2007 and the three months ended September 30, 2006:

•                  Legal expenses decreased by $0.3 million. This decrease is mainly due to our dropping of the claims against NASA for the loss of the RDM during the third quarter of fiscal year 2007

•                  Stock option expense decreased by $0.1 million due to multiple stock options being terminated or expiring

•                  Decrease in audit fees $0.1 million due to our changing auditors during the third quarter of fiscal year 2007

•                  Research and development costs increased by approximately $0.1 million. This increase is due to increased efforts on the Micro Electro Mechanical System program

•                  SFS operating expenses decreased by approximately $0.3 million. This decrease is due to staff reductions during the third quarter of fiscal year 2007 which included termination of SFS’ Vice President of Operations

•                  Decrease in operating expenses of $0.1 million for SMI due to selling The Space Store, LLC during the second quarter of fiscal year 2007

Interest Expense. Interest expense was approximately $1.1 million for the three months ended September 30, 2007 as compared to approximately $1.1 million for the three months ended September 30, 2006.

Interest and Other Income. Interest income is earned on our mortgage receivable due to the sale of our payload processing facility in our SFS segment and upon cash balances primarily in our restricted account. Interest and other income was approximately $0.2 million for the three months ended September 30, 2007 and 2006.

Income Taxes. Based on our projected effective tax rate for fiscal year 2008 and 2007, we recorded no tax expense for the three month period ending September 30, 2007 and September 30, 2006.

Net Income (Loss). Net loss for the three months ended September 30, 2007 was approximately $0.9 million or $0.07 per share as compared to net loss of approximately $32,000 or $0.00 per share for the three months ended September 30, 2006.

Liquidity and Capital Resources

Currently our primary source of liquidity is cash flow from operations. The principal uses of cash flow that affect our liquidity position include both operational expenditures and debt service payments. Management is focused on increasing cash flow and on managing cash effectively through limiting cash investments in long-term assets.

Cash Flows From Operating Activities. Cash provided by operations for the three months ended September 30, 2007 and 2006 was $1.4 million and $4.0 million, respectively. The significant items affecting the differences in cash flows from operating activities for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 are discussed below:

•                  Net loss for the three months ended September 30, 2007 was $0.9 million as compared to net loss for the three months ended September 30, 2006 of $32,000.

•                  Depreciation and amortization for the three months ended September 30, 2007 was $1.1 million as compared to $1.6 million for the three months period ended September 30, 2006 mainly due to the decrease in depreciation expense for our flight assets of $0.5 million due to the impairment of SFS assets completed during the fourth quarter of fiscal year 2007.

•                  For the three months ended September 30, 2007 changes in assets provided cash from operations of $0.8 million resulting primarily from a decrease in accounts receivable of $1.6 million offset by an increase in other assets of $0.8 million. For the three months ended September 30, 2006, changes in assets used cash of $1.7 million mainly due to an increase in accounts receivable of $1.5 million and an increase of other assets of $0.2 million

•                  Changes in liabilities for the three months ended September 30, 2007 used cash from operations of $0.4 million. This change was due primarily to the decreases in accounts payable, accrued expenses, and other liabilities of $3.9 million, a decrease of $0.1 million in deferred revenue, an increase in advances from construction contract of $7.5 million, and a decrease in customer deposits of $3.1 million. The decrease in deferred revenue was primarily due to the WGS-1 mission being processed at Astrotech during the three months ended September 30, 2007 that was originally contracted and paid by our customer during FY2005. This mission resulted in a decrease in deferred revenue of $0.8 million. This decrease was partially offset by increases for future NASA IDIQ missions. The increase in advances on the construction contract of $7.5 million was due to receiving the initial milestone payments on our contract with a governmental agency to design and build a new payload processing facility. For the three months ended September 30, 2006 the change in liabilities provided cash from operations of $4.3 million. This was due primarily to the increases in accounts payable, accrued expenses, and other liabilities of $0.7 million, an increase of $0.5 million in deferred revenue, and an increase in customer deposits of $3.1 million. The increase in deferred revenue was primarily due to meeting certain performance milestones on our IDIQ contract with NASA before the arrival of the spacecraft at our facility.

Cash Flows From Investing Activities. For the three months ended September 30, 2007 and 2006, cash flows used in investing activities were $8.5 million and $0.1 million, respectively. The significant items affecting the differences in cash flows from investing activities for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 are discussed below:

•                  There were purchases of property and equipment of $0.2 million for the three months ended September 30, 2007 as compared to $0.1 million for the three months ended September 30, 2006. This difference was primarily due to capital expenditures for our Astrotech facility in Florida for ongoing capital.

•                  For the three months ended September 30, 2007 cash flows from investing activities included an increase in restricted cash of $8.3 million.

Cash Flows From Financing Activities. For the three months ended September 30, 2007 and 2006, cash flows used in financing activities were $0.0 million and $0.5 million, respectively. The significant items affecting the differences in cash flows from financing activities for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 are discussed below:

•                  For the three months ended September 30, 2006 we paid $0.5 million on our mortgage loan for our Astrotech building

On March 25, 2003 the Board of Directors authorized us to repurchase up to $1.0 million of our outstanding common stock at market prices. Any purchases under our stock repurchase program may be made from time to time, in the open market, through block trades or otherwise in accordance with applicable regulations of the SEC. As of September 30, 2007 we had repurchased 116,100 shares at a cost of $117,320 under the program, which represents an average cost of $1.01 per share. We will continue to evaluate the stock repurchase program and the funds authorized for the program. This stock repurchase program remains available for purchases of our stock.

On August 28, 2007, the Company and Astrium, GmbH mutually agreed to terminate the lease agreement dated as of February 28, 2001 in regards to the Company’s lease of the Integrated Cargo Carriers (ICC) assets from Astrium, GmbH. Also, we mutually agreed to terminate the lease agreement dated as of July 3, 2001 in regards to the Company’s lease of the Vertical Cargo Carrier (VCC) assets from Astrium, GmbH. The ICC and VCC assets are specifically designed cargo carrying equipment used from time to time in the U.S. space shuttle. In order to terminate these two leases, we have mutually agreed that the Company will reimburse Astrium, GmbH $1.4 million for the period of March 1, 2007 through August 31, 2007 for the ICC and VCC assets and incur no financial obligations for either the ICC or VCC after August 31, 2007. During the quarter end September 30, 2007, we made the payment to Astrium, GmbH.

Management continues to focus its efforts on improving our overall liquidity through identifying new business opportunities within the areas of our core competencies, reducing operating expenses, and limiting cash commitments for future capital investments and new asset development. Additionally, management continues to evaluate operating expenses in an effort to reduce or eliminate costs not required to effectively operate the Company. During the first quarter of fiscal year 2008, we had a reduction in staff of approximately 13 positions. This reduction resulted from the completion of space shuttle mission STS-118 in August 2007, leaving us with no shuttle missions under contract. We expect this reduction in force to result in savings of $0.7 million annually. Cash expenditures associated with the restructuring estimated at $85,000 will be paid during the second quarter of fiscal year 2008.

As of September 30, 2007 we had cash and restricted cash on hand of $17.2 million and our working capital deficit was $5.8 million. Restricted cash, which consists of advance payments on a government contract to modify certain spacecraft processing facilities, totaled $14.6 million at September 30, 2007. We carry a current liability of $13.3 million for obligations under this construction contract. For the three months ended September 30, 2007 we generated $1.4 million from operating activities. Our $5.0 million revolving credit facility expired as of February 11, 2007 and we elected not to renew the facility. We do not currently have a credit facility.

Upon consummation of our Exchange Transaction on October 5, 2007 (see below), we have a balance of $2.9 million principle amount of our 8% convertible notes due, along with accrued interest on such notes and accrued interest on the remaining balance of $6.9 million of our 5.5% senior convertible notes on October 15, 2007. On October 15, 2007 we redeemed the Junior Notes, including accrued interest, for cash. With the conclusion of STS-118 in August 2007, we expected to have a material decrease in our revenue from our Flight Services business unit, which has accounted for over 65% of our consolidated revenue during fiscal year 2007. As a result, in order to continue to fund our current operations, we will need additional capital. No assurance can be given that we will be able to obtain a new source of capital on terms that are acceptable to us. If we are unable to obtain new capital, we may be forced to subject ourselves to bankruptcy, reorganization, liquidation, dissolution or similar proceeding. Management has implemented significant strategies to address its liquidity requirements; however, no assurance can be given that the Company will be successful in achieving the remaining goals.

Our contractual obligations as of September 30, 2007 are as follows (in thousands):

	At	Remaining in	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	September 30,	Fiscal Year	Year	Year	Year	Year	Year
Contractual Obligations	2007	2008	2009	2010	2011	2012	2013	Thereafter

Short-term Debt(3)	$10,306	$10,306	$—	$—	$—	$—	$—	$—
Long-term Debt(3)	52,944	$—	$—	$—	$52,944	$—	$—	$—
ICC/VCC(2)	$—	$—	$—	$—	$—	$—	$—	$—
Operating leases(1)	10,916	999	970	982	769	547	548	6,101
Total Contractual Cash Obligations(2) (excluding interest payments)	$74,166	$11,305	$970	$982	$53,713	$547	$548	$6,101

(1).       For the remainder of fiscal year 2008 we expect to receive net payments of $0.2 million for sub leases. For fiscal year 2009 the Company expects to receive net payments of approximately $0.1 million. There are currently no subleases beyond fiscal year 2009.

(2).       We terminated our ICC/VCC lease agreement with Astrium North America on August 28, 2007. There are no more cash obligations remaining.

(3).       Please see the “Subsequent Events” section of this document.

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

Capitalization

On October 5, 2007 we consummated our offer to exchange our outstanding 8% convertible subordinated notes due 2007, 5.5% senior convertible notes due 2010, and Series B Convertible Preferred Stock for common stock and Series C Convertible Preferred Stock. The following table sets forth our unaudited consolidated indebtedness and capitalization as of September 30, 2007 and our pro forma consolidated indebtedness and capitalization as of September 30, 2007 assuming the Exchange Transaction had closed as of such date. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	September 30, 2007
(amounts in thousands except share and per share data)	Reported	Pro Forma
Cash & Investments:
Cash and cash equivalents (excluding restricted cash)	$2,561	$2,561

Capitalization:
Debt:
8.0% Subordinated Convertible Notes due October 15, 2007(4)	10,306	2,867
5.5% Senior Convertible notes due October 15, 2010	52,944	6,861
Total debt	$63,250	$9,728
Shareholders equity:
Preferred stock, no par value, 2,500,000 shares authorized
Series B Convertible Preferred Stock, 1,333,334 shares issued and outstanding at March 31, 2007 (liquidation preference of $12,000)	11,892	—
Series C Convertible Preferred Stock, 61,550 shares issued and outstanding on pro forma basis, convertible into 89,924,258 common shares, no liquidation preference(1)(2)	—	31,473
Common stock, no par value, 70,000,000 shares authorized, 13,027,196 shares outstanding at September 30, 2007 and 45,648,377 shares pro forma	84,122	95,537
Treasury stock, 116,100 shares at cost	(117)	(117)
Additional paid-in capital	488	488
Accumulated deficit(3)(5)	(110,428)	(89,824)
Total stockholders equity	(14,043)	37,557
Total Capitalization	$49,207	$47,285

(1).          Common stock is valued at $0.35 per share as of the pro forma date of the exchange.

(2).          Each share of Series C Convertible Preferred Stock will convert into 1,461 shares of common stock.

(3).          Deficit on pro forma basis includes financing costs of $1,922.

(4).          The remaining $2,867 of 8% Subordinated Convertible Notes were redeemed for cash at their maturity on October 15, 2007.

(5).          A gain of $20,604 is recognized on the exchange transaction.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure made on this matter in our Annual Report on Form 10-K for the year ended June 30, 2007.

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

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II:  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Currently, the Company is not a party to any pending or threatened proceedings, which in management’s opinion, would have a material adverse effect on our business, financial condition, or results of operation.

ITEM 1A. RISK FACTORS

There have been no material changes in the Risk Factors disclosed in Item 1A in our Annual Report on Form 10-K for the year ended June 30, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2007 we did not issue any unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three months ended September 30, 2007 we did not have any defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended September 30, 2007 we did not have any submissions of matters to a vote of security holders.

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

SPACEHAB, INCORPORATED

Date: November 13, 2007	/s/Thomas B. Pickens, III
Thomas B. Pickens, III
Chief Executive Officer

/s/Brian K. Harrington
Brian K. Harrington
Senior Vice President and Chief Financial Officer