Form 10-K/A
period 2007-06-30
SPACEHAB INC \WA\
filed 2007-12-03
CIK 1001907

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

(713) 558-5000

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange
Common Stock	on which registered
(no par value)	NASDAQ Capital Market

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

EXPLANATORY NOTE

SPACEHAB, Incorporated, referred to herein as the “Company”, is amending its Fiscal Year 2007 Form 10-K to add information required in PART III. The required PART III information was intended to be included in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders and was so referenced in Form 10-K. We have not yet filed our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders.

Note:  There are no other changes to the original Form 10-K filing other than those outlined in this document. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

A Board of seven directors was elected at the 2006 Annual Meeting. The Company’s articles of incorporation authorize the Board of Directors from time to time to determine the number of its members. Vacancies in unexpired terms and any additional director positions created by Board action may be filled by action of the existing Board of Directors at that time, and any director who is appointed in this fashion will serve until the next Annual Meeting of Shareholders or until a successor is duly elected and qualified. On December 12, 2006, Michael E. Kearney resigned as a director and Chief Executive Officer of the Company and on April 4, 2007, Mark Adams was elected by the remaining members of the Board of Directors as a director of the Company.

On July 31, 2007, Dr. Edward David resigned as a director of the Company; on August 28, 2007, Dr. Stefan Graul, the former Series B Preferred Stock designated director resigned from the Board of Directors, and on October 16, 2007 Myron J. Goins resigned as a director of the Company.

The following table shows information as of November 15, 2007 regarding members of the Company’s Board of Directors.

Directors	Principal Occupation and Directorships	Age as of November 15, 2007	Director Since

Thomas B. Pickens, III	Chief Executive Officer of SPACEHAB, Inc.; Managing Partner and founder of Tactic Advisors, Inc.; President and Founder of T.B. Pickens & Co.	50	2004

Mark Adams	Founder, President and CEO, Advocate MD Financial Group, Inc.	46	2007

Barry A. Williamson	Attorney; Director of Wilson Holdings, Inc.; Executive Board Member of Austin Smiles	50	2004

Roscoe M. Moore, III	Chief Strategic and Technical Officer of SPACEHAB, Inc.; President and Founder of PeerSat; Director and Chairman of Washington Space Business Roundtable	35	2004

Continuing Directors

Thomas B. Pickens, III

Since January 2007, Mr. Pickens has served as SPACEHAB’s Chief Executive Officer. He is the President and Founder of T.B. Pickens & Co., a company that provides consulting services to corporations, public institutions, and start-up organizations, and he is also the Managing Partner and Founder of Tactic Advisors, Inc., a company specializing in corporate turnarounds on behalf of creditors and investors that have aggregated to over $20 billion in value. From 1991 to 2002, Mr. Pickens was the Founder and Chairman of U.S. Utilities, Inc., a company which operated 114 water and sewer utilities on behalf of various companies affiliated with Mr. Pickens. From 1995 to 1999, Mr. Pickens directed over 20 direct investments in various venture capital investments and was Founder and Chairman of the Code Corporation. From 1988 to 1993, Mr. Pickens was the Chairman of Catalyst Energy Corporation and was Chairman of United Thermal Corporation (NYSE). Mr. Pickens was also the President of Golden Bear Corporation, Slate Creek Corporation, Eury Dam Corporation, Century Power Corporation, and Vidilia Hydroelectric Corporation. From 1986 to 1988 Mr. Pickens founded Beta Computer Systems, Inc., Sumpter Partners and was the General Partner of Grace Pickens Acquisition L.P.

Mark Adams

Mr. Adams is the founder of Advocate, MD Financial Group, Inc., a leading Texas-based medical liability insurance holding company, and since its founding in July 2003, has served as its Chairman, President, and

Chief Executive Officer. Mr. Adams also serves as Chairman of the Board of Advocate, MD Insurance of the Southwest, Inc., a wholly-owned subsidiary of Advocate, MD Financial Group, Inc. He is also a founding partner in several other companies including the Endowment Development Group, a Houston-based life insurance company specializing in placing large multimillion dollar life insurance policies throughout the U.S. market, Cattlemen’s Restaurant Group and Viva Chocolato!. Beginning his career with global public companies such as Xerox and Johnson & Johnson, Mr. Adams then spent the next 12 years at Bostik Adhesives where he served in senior management, sales and strategic business roles for their worldwide markets in North America, Latin America, Asia, and Europe. Mr. Adams then served as Global Sales Director for Bostik and General Manager of Nitta-Findley Company based in Osaka, Japan and in 2000 joined Ward Adhesives, Inc. as a minority owner, General Manager, and Vice President of Sales and Marketing where he led the company to unprecedented growth in sales and net income.

Barry A. Williamson

SPACEHAB’s Chairman of the Board since 2006, Mr. Williamson is an attorney practicing in Austin, Texas and is a director of Wilson Holdings, Inc. Mr. Williamson is an Executive Board Member and past Chairman of the Board of Austin Smiles, a not-for-profit organization that provides reconstructive plastic surgery for children with complex birth defects. In 1988, he worked for the Reagan administration as the principal advisor to the U.S. Secretary of Energy in the formulation of a national energy policy. During the administration of former President George H.W. Bush, Mr. Williamson served as Director of the Minerals Management Service for the U.S. Department of Interior. In 1992, Mr. Williamson was elected to the Texas Railroad Commission and served as Chairman from 1994 to 1995.

Roscoe M. Moore, III

Mr. Moore joined the Board of Directors in December 2004. In 2007, he was named SPACEHAB’s Executive Vice President and Chief Strategic and Technical Officer. He is also the President and Founder of PeerSat, a company which employs Internet technologies to deliver satellite-based multimedia content to end-users. From December 1998 to November 2002, he was a Venture Capital Associate with SpaceVest Venture Capital, in which he sourced and managed investments in entrepreneurial space and satellite companies. Mr. Moore is an Astronautical Engineer and an attorney with 17 years of private industry and federal government experience in commercializing space technologies for use by private and government end-users. As an Air Force Officer he evaluated foreign ballistic missile and space technology, and he worked as a Nuclear Missile Treaty Inspector in Votkinsk, Russia. Upon leaving U.S. Air Force active duty in 1998, he was appointed by the U.S. Secretary of Transportation to the Commercial Space Transportation Advisory Committee to assist in planning commercial space industry regulations, and was appointed by the U.S. Department of State to participate as a U.S. Delegate at the 2000 World Radio-communication Conference. For the past six years Mr. Moore has served on the Board of Directors of the Washington Space Business Roundtable, a not-for-profit organization, and was elected Chairman of the Board of Directors in 2004.

Executive Officers and Key Employees of the Company who are Not Nominees

Set forth below is a summary of the background and business experience of the executive officers of the Company who are not nominees for the Board of Directors.

Name	Age	Position(s)	With Company Since

James D. Royston	44	President	2000

Brian K. Harrington	61	Senior Vice President, Chief Financial Officer, Secretary and Treasurer	2004

Michael J. Bowker	47	Senior Vice President and Chief Operating Officer	2007

The executive officers and key employees named above will serve in such capacities until the next annual meeting of the Company’s Board of Directors, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification, or removal from office.

James D. Royston

In June 2007, Mr. Royston was appointed to the position of President of SPACEHAB, Inc, responsible for advancing the company’s global space commerce initiatives. Mr. Royston joined SPACEHAB in 2000 and most recently served as Senior Vice President and General Manager of Astrotech Space Operations. A former RWD Technologies Inc, executive (NASDAQ -RWDT), Mr. Royston served as the company’s e-Learning Director, where he managed company operations, strategic planning, and growth strategies. Mr. Royston also served as the Director of the Information Management Project Office for United Space Alliance at NASA’s Kennedy Space Center (KSC). His aerospace experience also includes acting as the KSC Operations Director for Orbital Sciences Corporation, overseeing all contract and business development activities, as well as managing the Information Systems for NASA’s Hubble Space Telescope Program. He also served as a Program Manager at NASA Headquarters in Washington, D.C.

Brian K. Harrington

Mr. Harrington joined SPACEHAB in January 2004 and serves as the Company’s Senior Vice President, Finance and Chief Financial Officer. Before joining the Company, he was a financial consultant in private practice for six years. Prior to working in private practice, he served from 1989 to 1998 as Chief Financial Officer and Senior Vice President of Kirby Corporation (NYSE:KEX). His corporate and consulting experience includes acquisitions, bank financings, public and private placement of debt, public equity transactions, divestures, and recapitalizations. A Certified Public Accountant, Mr. Harrington began his career in the U.S Army, First Armored Division, where he served as Deputy Division Finance Officer during the Viet Nam conflict.

Michael J. Bowker

Michael J. Bowker has been a principal in the aerospace industry for more than two decades. Former Vice President of Business Development for SPACEHAB, Mr. Bowker returned to the SPACEHAB team as its Chief Operating Officer in 2007. Mr. Bowker’s in-depth knowledge of SPACEHAB and its subsidiaries began in 1998 when he oversaw the Company’s marketing, sales and strategic partnership initiatives as Director of Business Development. He was later promoted to the Vice President role, further leading SPACEHAB to achieve alliances with Astrium in Germany, France, and Great Britain; Boeing; United Space Alliance; and, Embraer in Brazil. From July 2002 to January 2007, until rejoining SPACEHAB in June 2007, Mr. Bowker led Astrium North America as its President and CEO where he directed all major marketing and business development efforts including securing several multi-million dollar aerospace contracts. Mr. Bowker also worked for United Space Alliance as their Business Development Director, Rockwell International in their Space Systems Division and NASA’s Kennedy Space Center in their Systems Engineering and Integration office.

The Board of Directors and its Committees

Director Nomination Process

SPACEHAB’s director nominees are approved by the Board after considering the recommendation of the Corporate Governance and Nominating Committee. A copy of the Corporate Governance and Nominating Committee’s charter is available in the “Investor Info” section of the Company’s website at www.spacehab.com.

The Corporate Governance and Nominating Committee has established certain criteria it considers as guidelines in considering nominations for the Board of Directors. The criteria include

•                  the candidate’s independence;

•                  the candidate’s depth of business experience;

•                  the candidate’s availability to serve;

•                  the candidates integrity and personal and professional ethics;

•                  the balance of the business experience on the Board as a whole; and

•                  the need for specific expertise on the Board.

The criteria are not exhaustive and the Corporate Governance and Nominating Committee and the Board of Directors may consider other qualifications and attributes which they believe are appropriate in evaluating the ability of an individual to serve as a member of the Board of Directors. The Corporate Governance and Nominating Committee’s goal is to assemble a Board of Directors that brings to the Company a variety of perspectives and skills derived from high quality business and professional experience. In order to ensure that the Board consists of members with a variety of perspectives and skills, the Corporate Governance and Nominating Committee has not set any minimum qualifications and also considers candidates with appropriate non-business backgrounds. Other than ensuring that at least one member of the Board is a financial expert and a majority of the Board members meet all applicable independence requirements, the Corporate Governance and Nominating Committee does not have any specific skills that it believes are necessary for any individual director to possess. Instead, the Corporate Governance and Nominating Committee evaluates potential nominees based on the contribution such nominee’s background and skills could have upon the overall functioning of the Board of Directors.

For purposes of the 2008 Annual Meeting, the Corporate Governance and Nominating Committee will consider any nominations received by the Secretary from a Shareholder of record on or before the 120th calendar day before the one-year anniversary date of the release of these proxy materials to Shareholders. Any such nomination must be accompanied in writing by all information relating to such person that is required under the federal securities laws, including such person’s written consent to be named in the Proxy Statement as a nominee and to serving as a director, if elected, and to a background check. The nominating Shareholder must also submit their name and address, as well as that of the beneficial owner if applicable, and the class and number of shares of SPACEHAB Common Stock that are owned beneficially and of record by such Shareholder and such beneficial owner. Finally, the nominating Shareholder must discuss the nominee’s qualifications to serve as a director.

Committees of the Board of Directors

The Committees of the Board of Directors consist of the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee. Information concerning the committees is set forth below.

The Audit Committee, which is composed solely of independent directors that meet the requirements of NASD and SEC rules, operates under a written charter adopted by the Audit Committee and approved by the Board of Directors on May 13, 2004. The charter is available on the Company’s website which is www.spacehab.com. The Audit Committee is responsible for appointing and compensating a firm of independent registered public accountants to audit the Company’s financial statements, as well as oversight of the performance and review of the scope of the audit performed by the Company’s independent registered public accountants. The Audit Committee also reviews audit plans and procedures, changes in accounting policies, and the use of the independent registered public accountants for non-audit services. As of the end of fiscal year 2007, the Audit Committee consisted of Mr. Goins (Chairman), Mr. Williamson, and Mr. Adams. During fiscal year 2007, the Audit Committee met seven times. Mr. Goins has since resigned from the Board of Directors.

Affirmative Determinations Regarding Director Independence and Financial Experts

The Board of Directors has determined each of the following directors to be an “independent director” as such term is defined by Rule 4200(a) (15) of the NASD:

Mark Adams	Barry A. Williamson

The Board of Directors has also determined that each member of the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee during the past fiscal year and proposed for the upcoming fiscal year meets the independence requirements applicable to those committees prescribed by NASD and SEC rules.

The Board of Directors does not have an audit committee financial expert serving on its audit committee since the resignation of Myron J. Goins. The Company is conducting a search for a qualified replacement.

The Compensation Committee, which is composed solely of independent directors that meet the requirements of NASD and SEC rules, operates under a written charter adopted by the Compensation Committee and approved by the Board of Directors on May 13, 2004, and amended on May 12, 2005. The charter is available on the Company’s website which is www.spacehab.com. The Compensation Committee is responsible for determining the compensation and benefits of the Chief Executive Officer and all executive officers of the Company and establishing general policies relating to compensation and benefits of employees of the Company. The Compensation Committee administers the Company’s 1994 Stock Incentive Plan, the 1995 Directors’ Stock Option Plan, and the Employee Stock Purchase Plan in accordance with the terms and conditions set forth in those plans. The Compensation Committee also has the authority to retain, approve fees and other terms for, and terminate any compensation consultant, outside counsel, accountant or other advisor hired to assist the Compensation Committee in the discharge of its responsibilities. As of the end of fiscal year 2007, the Compensation Committee consisted of Mr. Williamson (Chairman), Dr. David, and Mr. Goins. During fiscal year 2007, the Compensation Committee met three times. Dr. David and Mr. Goins have since resigned from the Board of Directors.

The Corporate Governance and Nominating Committee was created by the Board of Directors on February 17, 2004. The Corporate Governance and Nominating Committee’s charter was adopted by the committee and approved by the Board on May 13, 2004. The charter is available on the Company’s website which is www.spacehab.com. The primary purpose of the Corporate Governance and Nominating Committee is to provide oversight on the broad range of issues surrounding the composition and operation of the Board of Directors, including identifying individuals qualified to become Board members and recommending to the Board director nominees for the next Annual Meeting of Shareholders. Directors who are members of the Corporate Governance and Nominating Committee are independent directors that meet the requirements of NASD and SEC rules. As of the end of fiscal year 2007 the Corporate Governance and Nominating Committee consisted of Mr. Adams (Chairman), Dr. David, and Mr. Goins. During fiscal year 2007, the Corporate Governance and Nominating Committee met three times. Dr. David and Mr. Goins have since resigned from the Board of Directors.

Code of Ethics and Business Conduct

The Company’s Code of Ethics and Business Conduct applies to all directors, officers, and employees of SPACEHAB. The key principles of this code include acting legally and ethically, speaking up, getting advice, and dealing fairly with the Company’s Shareholders. The Code of Ethics and Business Conduct is available on the Company’s website at www.spacehab.com and is available to the Company’s Shareholders upon request. The Code of Ethics and Business Conduct meets the requirements for a “Code of Conduct” under the National Association of Securities Dealers, Inc. (“NASD”) rules and the SEC rules for financial officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership with the SEC. Such directors, executive officers, and greater than 10% Shareholders are required by SEC regulation to furnish to the Company copies of all Section 16(a) forms they file. Due dates for the reports are specified by those laws, and the Company is required to disclose in this document any failure in the past fiscal year to file by the required dates. Based solely on written representations of the Company’s directors and executive officers and on copies of the reports that they have filed with the SEC, the Company’s belief is that all of SPACEHAB’s directors and executive officers complied with all filing requirements applicable to them with respect to transactions in the Company’s equity securities during fiscal year 2006.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

SPACEHAB is a developer and operator of space flight hardware assets, a provider of manned and unmanned payload processing services, and an innovator in space commerce and developing space utilization applications. In anticipation of the planned 2010 space shuttle retirement, our Company began developing new products and services within our strategic focus on the commercial exploitations of space.

Achieving our Company’s aspirations requires a highly skilled and highly motivated employee team. Thus, our compensation system is designed to be highly competitive with those of other companies that compete for highly skilled technical employees and executives. Our performance-based compensation system is intended to include incentives for innovation and entrepreneurial spirit.

Guiding Principles

The Compensation Committee strives to achieve our strategic objectives by designing our compensation program to offer competitive base compensation to attract and retain experienced, and highly qualified executive officers while offering incentives to foster the innovation and entrepreneurial spirit necessary for executing our business strategy and rewards for successful achievement of performance goals. In designing our executive compensation program, we are guided by five principles:

•                  Establish target compensation levels that are competitive within the industries and the markets in which we compete for executive talent;

•                  Structure executive compensation so that our executives share in SPACEHAB’s successes and failures by correlating compensation with target levels based upon business performance;

•                  Link pay to performance by making a substantial percentage of total executive compensation variable, or “at risk”, through an annual determination of performance-based incentive compensation;

•                  Align a significant portion of executive pay with stockholder interests through equity awards; and

•                  Maintain a company-wide entrepreneurial atmosphere by eliminating special “executive only” benefits or prerequisites.

Operation of the Compensation Committee

The Compensation Committee of the Board of Directors administers our executive compensation program. The Committee establishes and monitors the Company’s overall compensation strategy to ensure that executive compensation supports the Company’s business objectives. In carrying out its responsibilities, the Compensation Committee reviews and determines the compensation (including salary, annual incentives, short-term incentives, long-term incentives and other benefits) of the Company’s Chief Executive Officer (“CEO”) and certain named executive officers (“NEOs”). References to “CEO” in the Compensation Discussion and Analysis are to Michael Kearney and Thomas B. Pickens, each of whom were the Company’s Chief Executive Officer during part of our fiscal year 2007.

For a more complete discussion of the responsibilities of the Compensation Committee, see the Committees of the Board of Directors on page 6, and the charter for the Compensation Committee posted on our website at www.spacehab.com.

The Compensation Program

The key components of our current compensation program for SPACEHAB executive officers are:

•                  Base salary;

•                  Short-term (annual) cash incentives;

•                  Long-term performance-based and other equity awards; and

•                  Other benefits.

To remain competitive, the Committee periodically benchmarks our executive compensation program to determine how well actual compensation targets and levels compare to our overall philosophy and target markets. The primary focus of the benchmarking process is on public companies in the aerospace, defense and government contractor industries of similar or otherwise comparable size and complexity. Our benchmarking peer group consists of SpaceDev, Inc.; Integral Systems, Inc.; Axsys Technologies; Ceradyne Inc.; First Aviation Services; Herley Industries, Inc.; Allied Defense Group; Sypris Solutions, Inc.; and Orbital Sciences Corporation. This benchmarking considers information from proxy data for our CEO and NEOs and was last updated and presented to the Compensation Committee at its August 6, 2006 meeting. Given our size and recent changes in our business and revenue mix, the actual companies used in the benchmarking process may vary from year to year, but generally the comparisons consider practices of other comparable companies with revenues that generally, for Fiscal Year 2007, range from $10 million to $700 million.

The Compensation Committee retains an outside consultant, Strategic Compensation Research Associates (“SCRA”), to assist the Committee and to insure that the total compensation, not just base salaries, paid to its executive officers are fair and equitable and are determined in accordance with the Guiding Principles discussed above. The Compensation Committee met on August 6, 2006 to approve base salaries for Mr. Kearney, then CEO of the Company, and to review and approve salaries for the other NEOs at that time. The Board of Directors, with the advice of the Compensation Committee and its compensation consultant, met on March 22, 2007 to approve the base salary for Mr. Pickens who assumed the role of CEO on January 1, 2007 upon Mr. Kearney’s retirement. The Board of Directors met on December 12, 2006, December 29, 2006, and June 7, 2007 to approve the appointment of other NEOs and to approve base salaries upon those appointments.

Other Considerations in Determining Executive Compensation

We believe that our Executive Compensation Program provides consistency and predictability among our senior management that focuses and compensates them on the overall goals of the Company. Each element of our Executive Compensation Program is structured towards specific objectives and accordingly, individual awards are not influenced by gains realized in prior years or awards in other components of Executive Compensation. In accordance with this philosophy, incentive objectives, once determined, are not adjusted for individual executives and stock options once granted, are not repriced except pursuant to the terms of the plan. Unique individual situations, when deemed appropriate by the Compensation Committee, are considered through terms of employment agreements, bonus payments other than bonus pursuant to the Short Term Cash Incentive Plan or individual grants of stock options.

Role of the Compensation Committee and CEO in Determining Executive Compensation

For fiscal year 2007, our CEO, Mr. Kearney provided to the Compensation Committee his recommendations with respect to potential compensation for the named executive officers who report to him. The Compensation Committee reviewed and gave considerable weight to these recommendations because of Mr. Kearney’s direct knowledge of the other executives’ performance and contributions. The Compensation Committee ultimately used its collective judgment to determine the base salaries, the bonus formulae, financial performance goals and amounts of the resulting target bonuses under the Bonus Plan and the size of each stock option grant, in each case for the named executive officers. Mr. Pickens, who became our CEO in January 2007 was awarded his compensation based on the collective judgment of the Compensation Committee and upon the advice and consultation of SCRA, the Compensation Committee retained compensation consultant. Mr. Pickens was not present at any meeting of the Compensation Committee where his compensation was discussed or determined.

Base Salary

Base salary is designed to compensate our NEOs in part for their roles and responsibilities, and also to provide a stable and fixed level of compensation that serves as a retention tool throughout the executive’s career. The Company has employment agreements with most, but not all, of its NEOs that provide for a minimum base salary. These initial base salaries were set considering each executive’s roles and responsibilities at the time he or she joined the Company or the agreements were later negotiated, considering the skills and future potential of the NEO with the Company, along with salary levels for similar positions in our target market. Typically, the Compensation Committee reviews the base salaries of each NEO annually. Adjustments are made based on individual performance, changes in roles and responsibilities, and external market data for similar positions. Salaries are targeted at approximately the 50th percentile for similar positions within our market, based on the Compensation Committee’s ongoing review of the benchmarking results.

In general, base salary has been the largest component of our overall compensation package. Short-term cash incentives, discussed below, are targeted at a fraction of base salary amounts and are scaled in accordance with the achievement of performance goals. Long-term equity incentives have had little value over recent years due to the decline in the Company’s stock prices resulting from disruptions in the space shuttle program. Due to the impact of these industry disruptions on our short-term cash incentives and long-term equity incentives, base salary currently plays a more substantial role in our overall executive compensation structure than it is intended.

Short-term Cash Incentives

We provide annual incentive awards under our Key Employee Incentive Bonus Plan (the “Bonus Plan”) usually in cash. These short-term cash incentives are designed to reward the achievement of specific, preset financial results measured over the fiscal year in which that compensation is earned. Generally, we compute the Bonus Plan after the end of each fiscal year and make the cash awards during the first quarter of the next fiscal year. The Bonus Plan encompasses all employees of the Company based upon maximum award levels stated as a percentage of base salary (“Payout Percentage”). The maximum award levels are set within our salary-grade structure for each salary grade ranging from 2% for all employees below our “Director Level” (the salary-grade level just below Vice President) and range from 25% for Director Level to 50% for Chief Executive Officer.

The Bonus Plan generally encompasses four “Bonus Objectives” set by the Compensation Committee at the beginning of the fiscal year. Each Bonus Objective carries a weight, (generally 25%) of the total Payout Percentage of the Bonus Plan. The sum of the Payout Percentage for each of the Bonus Objectives, ranging from 0 to 100%, then is applied to the award levels, discussed in the preceding paragraph, for each employee to determine the Bonus Award. For fiscal year 2007, the Compensation Committee had established the following four Bonus Objectives:

•                  Positive Net Income – A Payout Percentage of 25% would be awarded if the Company achieved positive net income for fiscal year 2007.

•                  Operating Income Performance – A Payout Percentage of 5% would be awarded if adjusted operating income exceeded $235,000 and an additional 5% would be awarded for each additional increment of $235,000, up to a total Payout Percentage of 25%.

•                  Cash Flow Performance – A Payout Percentage of 5% would be awarded if adjusted cash flow from operations exceeded $242,000 and an additional 5% would be awarded for each additional increment of $242,000, up to a total Payout Percentage of 25%.

•                  Backlog – A Payout Percentage of 5% would be awarded if the Company’s June 30, 2007 backlog exceeded $2,845,000 and an additional 5% would be awarded for each additional increment of $2,845,000, up to a total Payout Percentage of 25%.

Given the vagaries of the marketplace and the possibility of unforeseen developments, the Compensation Committee has discretionary authority to adjust such awards to reflect actual performance in light of such developments or to make other discretionary adjustments to the overall Payout Percentage or to individual employee bonuses. Bonus maximum award levels range from 30% to 50% of base salaries for our NEOs. On average, we target our short term cash incentives to comprise approximately 15% of the total compensation package of our NEOs.

For fiscal year 2007, the Company reported negative net income and failed to achieve the required threshold in each of the other three Bonus Objectives and, accordingly, no payments were made under the Bonus Plan. Since there were no payouts under the Bonus Plan, short-term cash incentives were not a component of executive compensation for fiscal year 2007.

Long-term Non-cash Incentive Awards

Our long-term incentive awards are used to link Company performance and increases in Shareholder value to the total compensation for our NEOs. These awards are also key components of our ability to attract and retain our NEOs. The annualized value of the awards to our NEOs is intended to be the largest component of our overall compensation package. On average, and assuming performance is on target, these awards currently represent over 10% of the total compensation package, consistent with our emphasis on linking executive pay to Shareholder value.

Our Shareholder-approved incentive plans allow for the granting of stock options based upon SPACEHAB’s stock prices in the public markets. Stock options are granted with an exercise price not less than the market price of our common stock on the grant date. Options generally vest over a period of four years with 25% becoming exercisable on each anniversary of the grant date as long as the recipient is still employed by the Company on the date of vesting, and generally expire after ten years. Stock options only have value if the Company’s stock price appreciates after the options are granted.

Stock options are generally granted annually at about the same time as awards of the Key Employee Incentive Bonus Plan. Awards are made to all employees, including NEOs, at the Director Level or higher. The target awards are set for NEOs and other employees of the Company based upon salary-grade levels within our compensation system and range from 4,000 shares for Director Level to 41,000 shares for the

Chief Executive Officer. The Company’s NEOs, other than the Chief Executive Officer receive 12,000 to 20,000 shares. Stock option awards were made in August 2006 in amounts for our NEOs as set forth in the table labeled Fiscal Year 2007 Grants of Plan-Based Awards on page 13.

Benefits

Our benefit programs are established based upon an assessment of competitive market factors and a determination of what is needed to attract and retain high caliber executives. SPACEHAB’s primary benefits for executives include participation in the Company’s broad-based plans: the 401(k) Plan, the employee stock purchase plan, the Company’s health, dental and vision plans and term life and disability insurance plans. The Company also provides certain executives, including some NEOs, with supplemental disability insurance. This plan offers additional income protection to Senior Vice Presidents and above and is provided to supplement the monthly benefit amounts that are capped in the general disability policy. The Company provides 1.5 times the NEO’s annual base salary to a maximum of $300,000 in term life insurance and pays the premium for such insurance. The fair value of premiums paid in excess of IRS limitations are included as other income reported for the NEO.

Indemnification Agreements

The Company has entered into indemnification agreements with each of its NEOs. The agreements provide that the Company shall indemnify and hold harmless each indemnitee from liabilities incurred as a result of such indemnitee’s status as an officer, or employee of the Company, subject to certain limitations.

Post-Termination Compensation

The Compensation Committee believes that severance benefits and change of control benefits are necessary in order to attract and retain the caliber and quality of executive that the Company needs in its most senior positions. These benefits are particularly important in an industry subject to rapid technical change and influenced by changes in political priorities, providing for continuity of senior management and helping executives focus on results and strategic initiatives.

Each of our NEOs, with the exception of our Chief Executive Officer and our Chief Technology Officer, have employment agreements that provide for severance payments and benefits if termination occurs without “cause” or if the executive leaves for “good reason”. There is also additional compensation provided for our Chief Financial Officer in circumstances following such termination after a “Change in Control,” as defined in the employment agreement. Our Chief Financial Officer’s employment agreement terminates on December 31, 2007 and has not been renewed. Additional information regarding the severance and change in control payments, including a definition of key terms and a quantification of benefits that would have been received by our NEOs had termination occurred on June 30, 2007, is found under Potential Payments upon Termination or Change in Control beginning on page 15.

During fiscal year 2007 several of our executive officers were terminated as defined in their employment agreements. A summary of their termination benefits is provided on page 16.

Stock Ownership Guidelines

The Company has not established stock ownership guidelines.

Tax Deductibility Policy

The Compensation Committee considers the deductibility of compensation for federal income tax purposes in the design of the Company’s compensation programs. We believe that all of the incentive compensation paid to our NEOs for fiscal year 2007 qualifies as “performance-based compensation” and thus, is fully deductible by the Company for federal income tax purposes. While we generally seek to ensure the deductibility of the incentive compensation paid to our NEOs, the Compensation Committee intends to retain the flexibility necessary to provide cash and equity compensation in line with competitive practice, our compensation philosophy, and the best interest of our Shareholders even if these amounts are not fully tax deductible.

Compensation Committee Interlocks and Insider Participation

The Company’s Compensation Committee consists of Barry A. Williamson (Chairman) and Mark Adams. Mr. Adams is President and Chief Executive Officer of Advocate MD Financial Group, Inc. (“Advocate”).

Mr. Pickens serves on the Board of Directors of Advocate; however, Mr. Pickens is not a member of the Compensation Committee of Advocate.

Tejas, Inc., a company related to the Company by Mr. Williamson as a member of the Board of Directors, has owned significant common stock holdings of the Company from time to time. Tejas, Inc. does not currently have beneficial ownership of five percent or more of the Company’s common stock. PMB Helin Donovan LLP, the Company’s independent auditor also audits Tejas, Inc.

PMB Helin Donovan LLP is the independent auditor for Wilson Holding, Inc., a company with Mr. Williamson as a common board member with the Company.

Compensation Committee Report

The Compensation Committee of the Board of Directors of SPACEHAB, Incorporated oversees the Company’s compensation program on behalf of the Board of Directors. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth herein and in the Proxy Statement.

In reliance on the review and discussions referred to above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be incorporated in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and the Company’s Proxy Statement to be filed in connection with the Company’s 2007 Annual Meeting of Stockholders.

Compensation Committee:

Barry A. Williamson, Chairman

Mark Adams

Executive Compensation

The Summary Compensation Table provides compensation information about our principal executive officer, principal financial officer and the most highly compensated executive officers other than the principal executive officer and principal financial officer. Additionally, the table also lists our former principal executive officer and three former executives who served as executive officers during part of fiscal year 2007, but who were not executive officers at fiscal year-end whose total compensation earned for the portion of the year served would otherwise make such former executives one of the three most highly compensated executives for fiscal year 2007.

Fiscal Year 2007 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Thomas B. Pickens, III Chief Executive Officer	2007	178,615	0	0		178,615
Brian K. Harrington Chief Financial Officer	2007	225,000	0	23,000	11,280	259,280
James D. Royston President	2007	183,649	0	23,000	2,578	209,227
Michael J. Bowker Chief Operating Officer	2007	6,846	0	0	342	7,188
Roscoe M. Moore, III Chief Strategic and Technical Officer	2007	14,134	72,917	0	337	87,388
Nicholas G. Morgan Former Chief Accounting Officer	2007	111,065	0	13,800	5,553	130,418
Michael E. Kearney Former Chief Executive Officer	2007	338,085	0	47,150	3,195	388,430
Michael E. Bain Former Chief Operating Officer	2007	235,007	0	23,000	7,415	265,422
E. Michael Chewning Former Senior Vice President	2007	164,502	0	23,000	1,061	188,563

(1)          See narrative on Short Term Cash Incentives.

(2)          See narrative on Long Term Incentive Awards.

(3)          See Schedule of All Other Compensation.

Schedule of All Other Compensation

Named Executive Officer	401(K) Plan Company Matching Contributions ($)	Supplemental Disability Insurance Premium ($)	Total ($)
Thomas B. Pickens, III	0	0	0
Brian K. Harrington	10,000	1,280	11,280
James D. Royston	1,837	741	2,578
Michael J. Bowker	342	0	342
Roscoe M. Moore, III	337	0	337
Nicholas G. Morgan	5,553	0	5,553
Michael E. Kearney	2,465	730	3,195
Michael E. Bain	6,750	665	7,415
E. Michael Chewning	0	1,061	1,061

Fiscal Year 2007 Grants of Plan-Based Awards

The following table shows additional information regarding: (i) the target and maximum level of annual cash incentive awards for our executive officers for performance during fiscal year 2007, as established by the Compensation Committee in August 2006 under our Key Employee Incentive Bonus Plan; and (ii) stock option awards granted in August 2006 that were awarded to help retain the NEOs and focus their attention on building Shareholder value. The actual amount of the annual cash incentive award received by each NEO for performance during fiscal year 2007 is shown in the Fiscal Year 2007 Summary Compensation Table.

		Estimated Possible Payouts				Grant Date
		Under Non-Equity Incentive		All Other Stock		Fair Value
		Plan Awards		Awards: Number of		of Stock
		Target	Maximum	Shares of Stock or	Exercise	and Option
Name	Grant Date	($)(1)	($ )(1)	Units (#)(2)	Price	Awards
Thomas B. Pickens, III	12/12/2006	––	––	5,000	$0.72	––
Brian K. Harrington	8/9/2006	39,375	78,750	20,000	$1.15	19,632
Roscoe M. Moore, III	12/12/2006	2,120	4,240	5,000	$0.72	––
Nicholas G. Morgan	8/9/2006	16,660	33,320	12,000	$1.15	11,779
Michael E. Kearney	8/9/2006	0	0	41,000	$1.15	40,246
Michael E. Bain	8/9/2006	0	0	20,000	$1.15	19,632
E. Michael Chewning	8/9/2006	0	0	20,000	$1.15	19,632
James D. Royston	8/9/2006	32,139	64,277	20,000	$1.15	19,632
Michael J. Bowker	––	1,198	2,396	––	––	––

(1)          Estimated target bonus percentage is 50% of maximum amount available within individual’s bonus bracket.

(2)          Mr. Pickens, Mr. Bowker and Mr. Moore joined the Company as employees after fiscal year 2007 awards were granted.

Employment Agreements

At the close of fiscal year 2007, the Company had employments agreements with Mr. Harrington, Mr. Royston and Mr. Bowker. Mr. Pickens, Mr. Moore and Mr. Morgan do not have employment agreements. Mr. Kearney, Mr. Bain and Mr. Chewning had employment agreements at the time of their termination of employment. Each employment agreement sets forth, among other things, the NEO’s minimum base salary, bonus opportunities and provisions with respect to certain payments and other benefits upon termination of employment under certain circumstances (such as without “Cause” or leaving employment of “Good Reason,” as defined in the agreements) or , in certain agreements, after a change in control of the Company. Please see Potential Payments Upon Termination or Change in Control beginning on page 15 for a description of such provisions and for a description of post termination payments paid to Mr. Kearney, Mr. Bain and Mr. Chewning.

The minimum base salary set in the employment agreement for Mr. Harrington is $200,000, for Mr. Royston $180,000, and for Mr. Bowker $178,000. The Compensation Committee increased Mr. Harrington’s base salary to $225,000 in August, 2005. The Compensation Committee has established a base salary of $350,000 for Mr. Pickens, $175,000 for Mr. Moore and $116,000 for Mr. Morgan. Mr. Kearney, Mr. Bain and Mr. Chewning were paid their salary pro rata through the date of their termination of employment from the Company.

The NEOs participate in the Key Employee Incentive Bonus Plan in accordance with the terms of the plan which includes all employees of the Director Level and above. In accordance with that Plan, Mr. Pickens receives a maximum bonus of 50%, Mr. Royston 35%, Mr. Harrington 35%, and Mr. Moore 35%. In accordance with the plan, Mr. Bowker and Mr. Morgan receive 30%.

Awards

In August 2006 the Compensation Committee awarded stock options to the Company’s NEOs in accordance with the Annual Stock Option Grant Program. The Compensation Committee also awarded bonuses to employees other than NEOs under the Key Employee Incentive Bonus Plan for fiscal year 2006. Mr. Royston was awarded a bonus of $4,981.97 at this time. The Company failed to achieve any of the four Bonus Objectives in the Key Employee Incentive Bonus Plan for fiscal year 2007 and, accordingly, no bonuses were awarded. The Compensation Committee also did not award stock option grants under the Annual Stock Option Grant Program for fiscal year 2007.

Recognizing the Company’s restructuring and recapitalization initiatives at the beginning of fiscal year 2007, the Compensation Committee has not established Bonus Objectives under the Key Employee Incentive Bonus Plan for fiscal year 2008.

Salary and Bonus in Proportion to Total Compensation

As noted in the Compensation Discussion and Analysis beginning on page 7, we believe that a substantial portion of each NEO’s compensation should be in the form of performance based awards, including stock option awards. During fiscal year 2007, the Company failed to achieve any of its Bonus Objectives and, accordingly, no Incentive Bonus Awards were made. Total compensation of our NEOs due to no achievement of the Incentive Bonus Objectives, was substantially all in the form of base salary and benefits. The Compensation Committee believes that our current compensation program is out of line with the changing industry environment of the space industry and the required entrepreneurial commitment of its NEOs and has engaged its compensation consultant to assist the committee in developing a new equity incentive based compensation structure for fiscal year 2008 and later years.

Outstanding Equity Awards at Fiscal Year 2007 End

The following table shows certain information about unexercised options at June 30, 2007.

Schedule of Outstanding Equity Awards

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Option Exercise Price ($)	Option Expiration Date
Thomas B. Pickens, III
Brian K. Harrington	0	20,000	1.15	8/9/2016
	5,000	15,000	1.43	8/3/2015
	10,000	10,000	2.41	8/16/2014
	5,000	5,000	1.75	1/6/2014
James D. Royston	0	20,000	1.15	8/9/2016
	3,000	9,000	1.43	8/3/2015
	6,000	6,000	2.41	8/16/2014
	3,000	1,000	1.02	8/7/2013
	3,000	0	0.70	9/17/2012
Michael J. Bowker	0	0	0	0
Roscoe M. Moore, III	0	0	0	0
Nicholas G. Morgan	0	12,000	1.15	8/9/2016
	3,000	9,000	1.43	8/3/2015
	2,000	2,000	2.41	8/16/2014
	2,000	1,000	1.02	8/7/2013
	2,000	0	0.70	9/17/2012
Michael E. Kearney	0	0	0	0
Michael E. Bain	0	0	0	0
E. Michael Chewning	0	0	0	0

(1)          All exercisable options will expire 90 days after the date of termination.

(2)          Options vest ratable over a four year period. The following table provides information with respect to the vesting of each NEO’s outstanding unexercisable options that are set forth in the above table:

Schedule of Vesting of Stock Option Grants

Name	Award Type	1/6/2008	8/3/2007	8/7/2007	8/9/2007	8/16/2007	8/3/2008	8/9/2008	8/16/2008	8/3/2009	8/9/2009	8/9/2010
Brian K. Harrington	Stock Options	5,000	5,000	0	5,000	5,000	5,000	5,000	5,000	5,000	5,000	5,000
James D. Royston	Stock Options	0	3,000	1,000	5,000	3,000	3,000	5,000	3,000	3,000	5,000	5,000
Nicholas G. Morgan	Stock Options	0	3,000	1,000	3,000	1,000	3,000	3,000	1,000	3,000	3,000	3,000

2007 Option Exercises and Stock Vested

During fiscal year 2007 there were no stock options exercised or stock awards realized.

Pension Benefits

All employees of the Company, including NEOs are eligible to participate in the SPACEHAB 401(k) plan. In accordance with this plan, employees are eligible to contribute up to 25% of their base salary subject to Internal Revenue Service limitations into the plan with all such contributions being fully vested upon contribution. The Company will match, dollar for dollar, up to 5% of the employee’s contributions. Employer contributions into the plan vest pro-rata after 3 years of vesting service and are fully vested thereafter. The Company has no additional Pension Benefits for its NEOs.

The Company has no Nonqualified Deferred Compensation Plans and none of the NEOs have accrued any benefits or rights to payments other than the SPACEHAB 401(k) Plan and potential payments upon termination discussed below.

Potential Payments Upon Termination or Change in Control

As noted under Compensation Discussion and Analysis – Post-Termination Compensation on page 11, we have entered into employments agreements with some of our NEOs that provide for payments and other benefits in connection with the officer’s termination for a qualifying event or circumstance and, in some agreements, for enhanced payments in connection with such termination after a Change in Control (as defined in the applicable agreement). A description of the terms with respect to each of these types of terminations follows.

Termination Other Than After a Change in Control

The employment agreements for Mr. Royston, Mr. Bowker, Mr. Kearney, Mr. Bain and Mr. Chewning provide or provided for payments of certain benefits, as described below, upon the termination of the employment of the NEO. The NEO’s rights upon termination of his or her employment depend upon the circumstances of the termination. Central to an understanding of the rights of each NEO under the employment agreements is an understanding of the definitions of “Cause” and “Good Reason” that are used in those agreements. For purposes of the employment agreements, the Term of Employment may be terminated at any time by the Company upon the following:

•                  Death of the NEO;

•                  In the event of physical or mental disability where the NEO is unable to perform his/her duties;

•                  For Cause or “Material Breach” where Cause is defined as conviction of certain crimes and/or felonies, and Material Breach is defined to include certain specified failures to perform duties or uphold fiduciary responsibilities;

•                  In the event of continuous poor or unacceptable performance of duties; or

•                  Otherwise at the discretion of the Company and subject to the termination obligations set forth in the employment agreement.

The NEO may terminate the Term of Employment at any time upon the following:

•                  Upon the death of the NEO;

•                  In the event of physical or mental disability where the NEO is unable to perform his/her duties;

•                  Upon the Company’s material reduction in the NEO’s authority, perquisites, position, title or responsibilities; or

•                  Otherwise at the discretion of the NEO and subject to the termination obligations set forth in the employment agreement.

The benefits to be provided to the NEO in each of these situations are described in the tables below, which assume that the termination had taken place on June 30, 2007, the last day of our most recent fiscal year.

Termination after a Change in Control

The provisions in Mr. Harrington’s employment agreement with respect to a termination after a Change in Control function in a similar manner to the severance provisions described above, except that Mr. Harrington becomes entitled to benefits under these provisions only if his employment is terminated within twelve months following a Change in Control. A Change in Control for this purpose is defined to mean (i) the acquisition by any person or entity of the beneficial ownership of securities representing 20% or more of the outstanding securities of the Company having the right under ordinary circumstances to vote at an election of the Board of Directors of the Company; (ii) the date on which one-third or more of the members of the Board of Directors of the Company consists of persons other than directors nominated by a majority of the directors on the Board of Directors at the time of their election; and (iii) the consummation of certain types of transactions, including mergers and the sale or other disposition of all, or substantially all, of the Company’s assets.

As with the severance provisions described above, the rights to which Mr. Harrington is entitled under the Change in Control provision upon a termination of employment are dependent on the circumstances of the termination. The definitions of Cause and other reasons for termination are the same in this termination scenario as in a termination other than after a Change in Control.

Payment Obligations Under Employment Agreements Upon Termination of Employment of NEO

The following tables set forth our payment obligations under the employment agreements under the circumstances specified upon a termination of the employment of our NEOs. Unless otherwise noted, the descriptions of the payments below are applicable to all of the tables relating to potential payments upon termination or a Change in Control.

Equity Acceleration – The Company has no agreements to accelerate the vesting of outstanding equity awards upon termination, including termination pursuant to a Change in Control. The Compensation Committee oversees the Executive Stock Option Plan and is charged with the responsibility of reviewing and granting exceptions to previously issued equity grants on a case by case basis.

Health Care Benefits – The employment agreements generally provide that, after resignation for Good Reason or termination without Cause, our Company will continue providing medical, dental, and vision coverage to the NEO and the NEO’s dependents at least equal to that which would have been provided if the NEO’s employment had not terminated, if such coverage continues to be available to our Company, until the earlier of (a) the date the NEO becomes eligible for any comparable medical, dental, or vision coverage provided by any other employer of (b) the end date of an enumerated period following the NEO’s date of termination. For each of the NEOs employed by the Company as of June 30, 2007 with employment agreements outstanding, this date is six months after the date of termination, except for Mr. Harrington, who in the event of a Change in Control, would be eligible for continued benefits for twelve months.

Brian K. Harrington

Benefits and Payments Upon Termination	Resignation for Good Reason or Termination Without Cause (1)	Termination for Other Than Good Reason or Termination With Cause	Resignation for Good Reason or Termination Without Cause After Change-in- Control(2)	Disability	Death
Compensation: Harrington
Base Salary	112,500	0	225,000	112,500	112,500
Bonus	0	0	0	0	0

Equity:
Options	0	0	0	0	0

Benefits and Perquisites:
Post-Termination Health Care	6008	0	12,016	6008	6008
Life Insurance Premiums	0	0	0	0	0
Accrued Vacation Pay(3)	25,961	25,961	25,961	25,961	25,961

Total:	144,469	25,961	262,977	144,469	144,469

(1)          Assumes six months of base salary and benefits after termination.

(2)          Assumes 12 months of base salary, average cash bonus from two prior years and 12 months of benefits in such a termination.

(3)          Assumes 280 days of accrued vacation upon termination.

James Royston

Benefits and Payments Upon Termination	Resignation for Good Reason or Termination Without Cause (1)	Termination for Other Than Good Reason or Termination With Cause	Resignation for Good Reason or Termination Without Cause After Change-in- Control(2)	Disability	Death
Compensation: Royston
Base Salary	90,000	0	90,000	90,000	90,000
Bonus	0	0	0	0	0

Equity:
Options	0	0	0	0	0

Benefits and Perquisites:
Post-Termination Health Care	4242	0	4242	4242	4242
Life Insurance Premiums	0	0	0	0	0
Accrued Vacation Pay(3)	20,769	20,769	20,769	20,769	20,769

Total:	115,011	20,769	115,011	115,011	115,011

(1)          Assumes six months of base salary and benefits after termination.

(2)          Mr. Royston has no special provision on change in control.

(3)          Assumes 280 days of accrued vacation upon termination.

Michael Bowker

Benefits and Payments Upon Termination	Resignation for Good Reason or Termination Without Cause (1)	Termination for Other Than Good Reason or Termination With Cause	Resignation for Good Reason or Termination Without Cause After Change-in- Control(2)	Disability	Death
Compensation: Bowker
Base Salary	89,000	0	89,000	89,000	89,000
Bonus	0	0	0	0	0

Equity:
Options	0	0	0	0	0

Benefits and Perquisites:
Post-Termination Health Care	6008	0	6008	6008	6008
Life Insurance Premiums	0	0	0	0	0
Accrued Vacation Pay(3)	20,538	20,538	20,538	20,538	20,538

Total:	115,546	20,538	115,546	115,546	115,546

(1)          Assumes six months of base salary and benefits after termination.

(2)          Mr. Bowker has no special provision on change in control.

(3)          Assumes 280 days of accrued vacation upon termination.

Director Compensation

Overview

Our director compensation program consists of cash-based as well as equity-based compensation. The Board of Directors recognizes that cash compensation is an integral part of the compensation program and has instituted a fixed and variable fee structure to provide compensation relative to the required time commitment of each director. The equity component of our director compensation program is designed to build an ownership stake in the Company while conveying an incentive to directors relative to the returns recognized by our stockholders.

Cash-Based Compensation

Our directors receive an annual stipend of $20,000 paid upon the annual election of each non-employee director or upon joining the Board of Directors. The Chairman of the Audit Committee receives an annual stipend of $25,000 recognizing the additional duties and responsibilities of that role. In addition, each non-employee director receives a meeting fee of $1,000 for each meeting of the Board of Directors attended and $500.00 for each committee meeting attended, except that members of the Audit Committee are compensated at $750.00 per meeting. All directors are reimbursed ordinary and reasonable expenses incurred in exercising their responsibilities in accordance the Company’s Travel and Entertainment Expense Reimbursement policy applicable to all employees of the Company.

On October 17, 2007, Barry A. Williamson, Chairman of the Board of Directors since December 12, 2006, was awarded cash based compensation of $60,000 for his services upon completion of a review and recommendation of an appropriate compensation package by the compensation consultant engaged by the Compensation Committee.

Equity-Based Compensation

Under the Director’s Stock Option Plan, each non-employee director receives an option to purchase 10,000 shares of common stock issued upon his first election to the Board of Directors and an option to purchase an additional 5,000 shares of common stock upon each annual re-election to the Board of Directors. The Director’s Stock Option Plan is administered by the terms of the plan without the requirement for specific Compensation Committee or Board of Directors action upon grant. Stock options granted under the plan are priced at the closing market price of the Company’s stock on the day of grant, vest after 1 year, terminate in 7 years and do not expire upon termination of the director’s term on the Board of Directors.

Pension and Benefits

Our non-employee directors are not eligible to participate in the Company’s benefits plans, including the 401(k) plan.

Indemnification Agreements

The Company is party to indemnification agreements with each of its directors that requires the Company to indemnify the directors to the fullest extent permitted by Washington state law. The Company’s certificate of incorporation also requires the Company to indemnify both the directors and officers of the Company to the fullest extent permitted by Washington state law.

Fiscal Year 2007 Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Thomas B. Pickens, III	25,500	3,600		29,100
Barry A. Williamson(1)	6,500	3,600		10,100
Mark Adams	2,000	0		2,000
Myron J. Goins	33,500	7,200		40,700
Roscoe M. Moore, III	31,500	3,600		35,100
Dr. Edward David	31,000	3,600		34,600
Dr. Stefan Graul	––	0
Michael E. Kearney	––
Dr. Shelley A. Harrison	*25,000			25,000
JR Thompson	5,000			5,000
Total	160,000	21,600		181,600

(1)          Mr. Williamson waived meeting fees after his election as Chairman pending Board approval of his compensation.

*Prior year payment paid in FY2007

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of October 5, 2007, certain information regarding the beneficial ownership of the Company’s outstanding Common Stock and Convertible Preferred Stock held by (i) each person known by the Company to be a beneficial owner of more than five percent of any outstanding class of the Company’s capital stock, (ii) each of the Company’s directors, (iii) the Company’s Chief Executive Officer and four most highly compensated executive officers at the end of the Company’s last completed fiscal year, and (iv) all directors and executive officers of the Company as a group. Unless otherwise described below, each of the persons listed in the table below has sole voting and investment power with respect to the shares indicated as beneficially owned by such party.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership(c)		Percentage of Class(1)
Preferred Stock(a)(b)
SMH Capital Advisors, Inc.	42,550.164		47.3%
Lanphier Capital Management, Inc.	12,545,607		14.0%
Bruce & Co., Inc.	8,235,657		9.2%
Plainfield Asset Management	11,366,580		12.6%
Astrium GmbH	9,554,940		10.6%

Common Stock(a)(b)
SMH Capital Advisors, Inc.	61,975,872	(2)	70.3%
Lanphier Capital Management, Inc.	18,273,136	(3)	31.4%
Bruce & Co., Inc.	11,312,720	(5)	21.0%
Plainfield Asset Management	11,846,396	(4)	20.8%
Astrium GmbH	10,992,439	(6)	19.9%
TQA Special Opportunities Master Fund Ltd.	4,256,000	(7)	8.8%

Non-Employee Directors:
Mark Adams	—		*
Barry Williamson	15,000	(8)	*

Named Executive Officers:
Thomas B. Pickens, III	15,000	(9)	*
Brian K. Harrington	69,055	(10)	*
Roscoe M. Moore, III	20,000	(11)	*
James D. Royston	27,000	(13)	*

All Directors and Executive Officers as a Group (10 persons)	193,055	(14)	*

*                             Indicates beneficial ownership of less than 1% of the outstanding shares of common stock.

(a)                      Amount of Beneficial Ownership is based on number of common shares issuable upon conversion of all convertible securities.

(b)                     The Series C convertible preferred stock was converted into common stock on November 27, 2008.

(c)                      All ownership is in pre-reverse split shares.

(1)                      Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the number and percentage owned by any other person listed. As of October 5, 2007, we had 45,648,377 shares of common stock and 61,550 shares of our Series C Convertible Preferred Stock outstanding.

(2)                      Represents $29,124,000 principal amount of our Senior Notes that have been converted into 19,425,708 shares of common stock and 29,124 shares of Series C Convertible Preferred Stock which is convertible into common stock at the Company’s option at the rate of 1 share of our Series C Convertible Preferred Stock for 1,461 shares of common stock held by SMH Capital Advisors, Inc. in discretionary accounts for the benefit of its clients. SMH Capital Advisors has shared voting power and sole investment power with respect to these shares. This holder disclaims beneficial ownership of all shares of common stock it holds. This holder’s address is 600 Travis, Suite 3100, Houston, Texas 77002. Includes information from Form 13G filed by SMH Capital Advisors, Inc. on February 1, 2007.

(3)                      Represents $8,587,000 principal amount of our Senior Notes that have been converted into 5,727,529 shares of our common stock and 8,587 shares of our Series C Convertible Preferred Stock which is convertible into common stock at the Company’s option at the rate of 1 share of Series C Convertible Preferred Stock for 1,461 shares of common stock held by Lanphier Capital Management Inc. in discretionary accounts for the benefit of its clients. The holder’s address is 4175 Kamaliani Lane, Princeville, HI 96722.

(4)                      Represents $6,484,000 principal amount of our Junior Notes that have been converted into 479,816 shares of common stock and 7,780 shares of Series C Convertible Preferred Stock which is convertible at the option of the Company at the rate of 1 share of Series C Convertible Preferred Stock for 1,461 shares of common stock. Plainfield Asset Management’s address is 411 West Putnam Avenue, Suite 340, Greenwich, CT 06830.

(5)                      Bruce & Co., Inc., is the investment manager for Bruce Fund, Inc., a Maryland registered investment company with its principle business conducted at 20 North Wacker Dr., Suite 2414, Chicago, IL 60606. This owner ship represents $4,509,000 principal amount of Senior Notes and $940,000 principal amount of Junior Notes which were converted into 3,077,063 shares of common stock and 5,637 shares of our Series C Convertible Preferred Stock which is convertible at the Company’s option at the rate of 1 share of Series C Convertible Preferred Stock for 1,461 shares of common stock. The information provided in this table is based on a Schedule 13G filed with the Securities and Exchange Commission on March 1, 2006 by Bruce & Co., Inc. on behalf of Bruce Fund, Inc.

(6)                      Astrium GmbH beneficially owns 1,437,499 shares of common stock and 6,540 shares of our Series C Convertible Preferred Stock that are convertible at the Company’s option into common stock on the basis of 1 share of Series C Convertible Preferred Stock for 1,461 shares of common stock. Astrium GmbH’s address is Hünefeldstraße 1-5, Postfach 105909, D-28059 Bremen, Germany. The information provided in this table is based on Amendment No. 1 to a Schedule 13D filed with the Securities and Exchange Commission on October 27, 1999 by DaimlerChrysler Aerospace AG.

(7)                      Represents $2,000,000 principal amount of Senior Notes converted into 1,334,000 shares of common stock and 2,000 shares of our Series C Convertible Preferred Stock which is convertible into common stock at the Company’s option at the rate of 1 share of Series C Convertible Preferred Stock for 1,461 shares of common stock. TQA Special Opportunities Master Fund Ltd’s. principal business address is 333 Ladlow Street, Stanford, CT 06902. The information provided in this table is based in part on the 13G filed by TQA Special Opportunities Master Fund Ltd. on January 30, 2007 for which TQA disclaims beneficial ownership to the common stock reported except to the extent of their pecuniary interest therein.

(8)                      Includes options to purchase 15,000 shares of our common stock.

(9)                    Includes options to purchase 15,000 shares of our common stock.

(10)                Includes 9,055 shares of common stock held in our 1997 Employee Stock Purchase Plan, and options to purchase 45,000 shares of our common stock and 15,000 shares of common stock beneficially owned.

(11)                Includes options to purchase 15,000 shares of our common stock and 5,000 shares of common stock beneficially owned.

(12)                Includes options to purchase 17,000 shares of our common stock.

(13)                Includes options to purchase 27,000 shares of our common stock.

(14)                Includes options to purchase 184,000 shares of our common stock and 9,055 shares of our common stock held in our 1997 Employee Stock Purchase Plan.

Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information

Plan Name	Type	Options Authorized	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available at June 30, 2007 for future issuance under equity compensation plans (excluding securities reflected in column (a)

Plans Previously Approved by Security Holders

1 The 1994 Plan(1)	Common Stock Options Incentive or Non-Qualified	3,950,000	806,935	$2.81	3,005,774

2 Directors Stock Option Plan(2)	Non-Qualified Common Stock Options	500,000	270,000	$2.00	180,000

3 1997 Employee Stock Purchase Plan(3)	Common Stock	1,500,000	0	N/A	17,355

Plans Not Previously Approved by the Security Holders

4 Space Media, Inc. Stock Option Plan(4)	Common Stock of Space Media, Inc.	1,500,000	274,063	$1.00	1,111,250

(1)          Under the terms of the 1994 Plan, the number and price of the options granted to employees is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant.

(2)          Under the terms of the Directors’ Stock Option Plan, each new non-employee director received a one-time grant of an option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. In addition, effective as of the date of each annual meeting of the Company’s stockholders, each non-employee director who is elected or continues as a member of the Board of Directors of the Company shall be awarded an option to purchase 5,000 shares of Common Stock. Options under the Directors’ Plan vest after one year and expire seven years from the date of grant.

(3)          We adopted an Employee Stock Purchase Plan that permits eligible employees to purchase shares of Common Stock of the Company at prices no less than 85% of the current market price. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 10% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole and fractional shares of Common Stock determined by dividing the contribution account’s balance by the lesser of 85% of the price of a share of Common Stock on the first day of the quarter or the last day of a quarter.

(4)          During the year ended June 30, 2000, Space Media, Inc., a majority owned subsidiary of the Company, adopted an option plan (SMI Plan) for employees, officer, directors and consultants of SMI. Under the terms of the SMI Plan, the number and price of the options granted is determined by the Board of Directors of Space Media, Inc., and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant.

For a description of the Company’s equity compensation plan, also please see the discussion under Item 11 above.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

The Company engaged in certain transactions with directors, executive officers, shareholders, and certain former officers during fiscal years 2007, 2006, and 2005. Following is a description of these transactions:

Astrium (formerly EADS Space Transportation)

Astrium provides Unpressurized payload and integration efforts to SPACEHAB on a fixed price basis in addition to providing engineering services as required. For the years ended June 30, 20007, 2006, and 2005, Astrium’s payload and integration services included in cost of revenue was approximately $13.8 million, $11.4 million, and $15.3 million, respectively.

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

Director Independence

The Board of Directors has determined that Mr. Mark Adams and Mr. Barry A. Williamson to be an “independent director” as such term is defined by Rule 4200(a) of the NASD. On October 22, 2007, as a result of the resignation of Myron J. Goins as a director of SPACEHAB, Inc. effective October 16, 2007, we no longer comply with the NASDAQ independent director and audit committee requirements.

Consistent with Marketplace Rule 4350(c)(1), which requires that a majority of the board of directors consist of independent directors, and 4350(d)(4) requiring the participation of three independent directors on the audit committee, NASDAQ will provide us a cure period in order to gain compliance until the earlier of the Company’s next annual shareholder’s meeting, or October 16, 2008; or, if the next annual shareholder’s meeting is held before April 14, 2008, then we must evidence compliance no later than April 14, 2008.

Item 14.  Principal Accounting Fees and Services.

The Company’s Independent Registered Public Accounting Firm

On January 12, 2007, the Company’s Audit Committee approved the dismissal of its independent registered public accounting firm Grant Thornton LLP. Grant Thornton LLP has audited the Company’s financial statements since its appointment in fiscal year 2004 through the first quarter of fiscal year 2007. Grant was the principal accountant of the registrant’s financial statements for the fiscal year ended June 30, 2006. Grant Thornton’s report on the financial statements for the fiscal years ended June 30, 2006 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope or accounting principles.

In connection with the audits for the fiscal year ended June 30, 2006 and through January 12, 2007, there were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton LLP, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

On January 12, 2007, the Board of Directors appointed PMB Helin Donovan LLP as the new independent registered public accounting firm to audit the Company’s financial statements. There were no discussions between the Company and PMB Helin Donovan LLP regarding the application of accounting principles to specific completed or contemplated transactions, or the type of audit opinion that might be rendered on the Company’s financial statements. Furthermore, no written or oral advice was provided by PMB Helin Donovan LLP that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue. The Company has not consulted with PMB Helin Donovan LLP regarding any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

The firm Hein & Associates LLP has been engaged by the Company to perform Tax and Other Related work for the fiscal years ended June 30, 2007 and 2006 for which the summary of fees are set forth below. The Company has also engaged Jefferson Wells Consulting firm to access the Company’s internal controls, policies and procedures in an effort to prepare for Sarbanes Oxley compliance.

Representatives of PMB Helin Donovan LLP are expected to be present at the Annual Meeting, and will have an opportunity to make a statement if they so desire and will be available to respond to appropriate questions.

The following table presents fees paid or to be paid for professional audit services rendered by Grant Thornton LLP and PMB Helin Donovan LLP for the audit of the Company’s annual financial statements during the years ended June 30, 2007 and 2006, and fees billed for other services rendered by Hein & Associates LLP and Jefferson Wells Consulting:

	Fiscal 2007	Fiscal 2006
Grant Thornton LLP Audit Fees (1)	$194,200	$201,975
PMB Helin Donovan LLP Audit Fees(1)	54,947	—
Tax Fees	92,697	94,813
All Other Fees	16,965	189,502
Total All Fees	$358,809	$486,290

(1)          Audit Fees consisted of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports.

Audit Committee Pre-Approval Policy

The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of PMB Helin Donovan LLP, the Company’s independent registered public accountants. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services to be provided by independent registered public accountants in order to assure that the provision of such services does not impair the auditors’ independence. The policy, as amended, provides for the general pre-approval of specific types of services and gives detailed guidance to management as to the specific audit, audit-related, and tax services that are eligible for general pre-approval. The policy requires specific pre-approval of the annual audit engagement, most statutory or subsidiary audits, and all permissible non-audit services for which no general pre-approval exists. For both audit and non-audit pre-approvals, the Audit Committee will consider whether such services are consistent with applicable law and SEC rules and regulations concerning auditor independence.

The policy delegates to the Chairman the authority to grant certain specific pre-approvals; provided, however, that the Chairman is required to report the granting of any pre-approvals to the Audit Committee at its next regularly scheduled meeting. The policy prohibits the Audit Committee from delegating to management the committee’s responsibility to pre-approve services performed by the independent registered public accountants.

Requests for pre-approval of services must be detailed as to the particular services proposed to be provided and are to be submitted by the CFO. In addition, each such request generally must include a detailed description of the type and scope of services, proposed staffing, a budget of the proposed fees for such services, and a general timetable for the performance of such services.

Exhibit No.		Description of Exhibit

(31)		Rule 13a-14(a) Certifications

	31.1	Certification of Thomas B. Pickens, III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, file herewith

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

Date: December 3, 2007

	By:	/s/Brian K. Harrington
Brian K. Harrington
Senior Vice President and
Chief Financial Officer
Date: December 3, 2007