Form 10-Q
period 2007-12-31
SPACEHAB INC \WA\
filed 2008-02-14
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Yes  ☐ No  ☒

As of February 14, 2008 there were 13,557,263 shares of the registrant’s common stock outstanding.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

DECEMBER 31, 2007 QUARTERLY REPORT ON FORM 10-Q

DEFINITIONS

As used in this Form 10-Q, the abbreviations and acronyms contained herein have the meanings set forth below. Additionally, the terms “SPACEHAB”, “the Company”, “we”, “us” and “our” refer to SPACEHAB, Incorporated and its subsidiaries, unless the context clearly indicates otherwise.

1994 Plan	1994 Stock Incentive Plan
ARCTUS	Advanced Research and Conventional Technology Utilization Spacecraft
Astrium	Astrium GmbH
Astrotech	Astrotech Space Operations
Boeing	The Boeing Company
CE&R	Concept Exploration and Refinement
CMC	Cargo Mission Contract
COTS	Commercial Orbital Transportation Services
Common stock	SPACEHAB common stock
EPS	Earnings Per Share
ESP2	External Stowage Platform 2
ICC	Integrated Cargo Carrier
IDIQ	Indefinite-Delivery, Indefinite-Quantity
ISS	International Space Station
IT	Information Technology
Lloyd’s	Lloyd’s of London
Lockheed Martin	Lockheed Martin Corporation
MMS	Mini Mass Spectrometer
NASA	National Aeronautics and Space Administration
PI&C	Program Integration and Control
RDM	Research Double Module
RSC Energia	Rocket Space Corporation-Energia
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SES	SPACEHAB Engineering Services
SFS	SPACEHAB Flight Services
SGS	SPACEHAB Government Services
SMI	Space Media, Inc.
SMI Plan	Space Media, Inc. Stock Option Plan
SPF	Spacecraft Processing Facility
VAFB	Vandenberg Air Force Base
VCC	Vertical Cargo Carrier

PART I:  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	June 30,
	2007	2007
	(unaudited)	restated
ASSETS
Cash and cash equivalents	$341	$9,724
Accounts receivable, net	4,249	8,224
Inventory	695	695
Short term note receivable, net	103	95
Prepaid expenses and other current assets	731	906
Total current assets	6,119	19,644
Property and equipment, net of accumulated depreciation and amortization of $68,402 and $53,546 respectively	42,506	43,884
Restricted cash	10,189	6,282
Deferred financing costs, net	120	1,596
Long term note receivable, net	768	178
Other assets, net	548	891
Total assets	$60,250	$72,475
LIABILITIES AND STOCKHOLDERS’ EQUITY
Convertible 8% subordinated notes payable	$—	$10,306
Accounts payable	4,855	1,494
Accounts payable-Astrium	1,580	2,955
Accrued interest	81	789
Accrued expenses	1,380	2,056
Accrued subcontracting services	—	3,669
Deferred gains on sale of buildings	221	221
Customer Deposits	—	3,106
Deferred revenue, current portion	524	1,153
Total current liabilities	8,641	25,749
Accrued contract cost and other	10	39
Advances on construction contract	7,351	5,722
Deferred gains on sale of buildings	1,041	1,152
Senior convertible 5.5% notes payable	6,861	52,944
Long term deferred compensation	145	—
Total liabilities	24,049	85,606
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, no par value, authorized 2,500,000 shares and 2,500,000 shares, respectively (1,333,334 shares, liquidation preference of $12,000 issued as of June 30, 2007)	—	11,892
Common stock, 75,000,000 and 7,000,000 shares authorized, respectively; 13,557,263 and 1,308,417 shares issued, respectively	182,390	84,122
Treasury stock, 11,610 and 11,610 shares, respectively at cost	(117)	(117)
Additional paid-in capital	544	544
Accumulated (deficit)	(146,616)	(109,572)
Total stockholders’ equity (deficit)	36,201	(13,131)
Total liabilities and stockholders’ equity	$60,250	$72,475

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Revenue	$4,310	$12,851	$12,906	$27,749
Costs of revenue	4,455	11,072	10,892	22,205
Gross profit	(145)	1,779	2,014	5,544
Operating expenses:
Selling, general and administrative	2,199	2,679	4,013	5,366
Research and development	444	173	762	365
Total operating expenses	2,643	2,852	4,775	5,731
Income (loss) from operations	(2,788)	(1,073)	(2,761)	(187)
Interest expense	(46)	(1,077)	(1,113)	(2,157)
Debt conversion expense	(30,191)	—	(30,191)	—
Interest and other income, net	182	241	366	403
Income (loss) before income taxes	(32,843)	(1,909)	(33,699)	(1,941)
Income tax (expense) benefit	—	69	—	69
Net income (loss)	$(32,843)	$(1,840)	$(33,699)	$(1,872)
Income (loss) per share:
Net income (loss) per share – basic and diluted	$(4.36)	$(1.42)	$(7.72)	$(1.45)
Shares used in computing net loss per share – basic	8,293,710	1,292,011	4,798,215	1,289,046

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended December 31,
	2007	2006
	restated
Cash flows from operating activities
Net (loss)	$(33,699)	$(1,872)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash debt conversion expense	30,191	—
Stock-based compensation	145	150
Depreciation and amortization, including debt issuance cost of $0.1 million and $0.3 million	1,732	3,189
Recognition of deferred gain	(111)	(111)
Changes in assets and liabilities:
Increase in restricted cash	(3,907)	(5,960)
(Increase) decrease in accounts receivable	3,377	(3,039)
(Increase) in prepaid expenses and other current assets	(523)	(368)
(Increase) decrease in other assets	343	(37)
Increase (decrease) in deferred revenue	(629)	8
Increase (decrease) in accounts payable, accounts payable-Astrium, accrued interest, and accrued expenses	1,982	(2,174)
Decrease in customer deposits	(3,106)	—
Increase (decrease) in accrued subcontracting services and other	(3,612)	5,084
Increase in advance on construction contract	1,467	5,960
Increase (decrease) in long-term accrued contract costs and other liabilities	(86)	31
Net cash provided by (used in) operating activities	(6,436)	861
Cash flows from investing activities
Purchases of property, equipment and leasehold improvements, net of reimbursements	(80)	(121)
Net cash used in investing activities	(80)	(121)
Cash flows from financing activities
Payment of mortgage loan	—	(1,636)
Purchase of Junior Notes not participating in exchange	(2,867)	—
Proceeds from issuance of common stock, net of expenses	—	64
Net cash used in financing activities	(2,867)	(1,572)
Net change in cash and cash equivalents	(9,383)	(832)
Cash and cash equivalents at beginning of period	9,724	6,317
Cash and cash equivalents at end of period	$341	$5,485

Non-cash financing activities:
Issuance of common stock for bonds	$83,031	$—

Issuance of common stock for preferred stock	$11,892	$—
Deemed dividend related to induced conversion of preferred shares	$3,344	$—
Cash paid for interest	$316	$1,868
Cash paid for income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.  The Company

SPACEHAB is a developer and operator of space flight hardware assets, a provider of pre-launch space payload and spacecraft processing services, and an entrepreneurial force in space commerce and developing space utilization applications such as microgravity processing. Specifically the Company maintains the following core competencies:

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

OUR BUSINESS UNITS

For the first half of fiscal year 2008, our Company was comprised of three primary business units providing the following products and services to the government and commercial markets. Those business units included:

SPACEHAB Flight Services. Through this business unit, we offer a range of engineering, research, logistics, integration, operations, and ground support services supporting our space shuttle module and pallet assets. Specifically, we provide a full range of ground-based pre- and post-flight experiment, cargo, and payload processing services as well as on-orbit operations support for U.S. space shuttle operations. During fiscal year 2007, our Flight Services business unit accounted for 65% of our consolidated revenues.

Astrotech Space Operations. Through our Astrotech business unit, we provide services and facilities in support of the final assembly, checkout, and countdown functions associated with preparing our customers’ multi-million dollar spacecraft for launch on expendable launch vehicles. Astrotech currently has long-term contracts in place with NASA, United Launch Alliance, National Reconnaissance Office and Sea Launch, LLC. During fiscal year 2007, Astrotech accounted for 23% of our consolidated revenues.

SPACEHAB Government Services. SPACEHAB Government Services provides large scale program technical support and specialized engineering analysis, products, and services to NASA and other customers. Our Government Services business unit derives most of its revenue under the ARES contract to provide configuration and data management services within NASA’s Program Integration and Control (“PI&C”) contract for the International Space Station.

Short Term Liquidity Issues

As of December 31, 2007 we had cash on hand of $0.3 million and our working capital deficit was $2.5 million. Restricted cash, which consists of advance payments on a government contract to modify certain spacecraft processing facilities, totaled $10.2 million at December 31, 2007. We carry a liability of $7.4 million for obligations under this construction contract. For the six months ended December 31, 2007, our cash flows from operating activities utilized cash of $6.4 million.

In October 2007 we successfully exchanged $7.4 million of our 8.0% convertible notes due October 2007, $46.1 million of our 5.5% convertible notes due October 2010 and our 1.3 million shares of Series B convertible preferred stock for 32.6 million shares of common stock and 61,550 shares of new Series C convertible preferred stock. In November 2007 we converted the Series C convertible preferred stock into 89.9 million shares of common stock and affected a 1 for 10 reverse stock split. On October 15, 2007 we redeemed the outstanding $2.9 million of our 8.0% convertible notes for cash at par.

As a consequence of the Exchange Transaction, we recognized non cash debt conversion expense of ($30.2) million in the three months ended December 31, 2007, and increased our common stock by $98.3 million.

We have submitted a response to NASA’s announcement soliciting proposals for the Commercial Orbital Transportation Services (COTS) Program and have committed the necessary resources for development and presentation of our proposed capability. In February 2008 we obtained commitments for $5.5 million of new equity securities contingent upon the successful award of a COTS Program funded Space Act Agreement (see Subsequent Events, Note 16).

In February 2008 (see Subsequent Events, Note 16), we consummated a financing facility with a commercial bank. This facility provides for a $4.0 million term loan, payable in monthly installments of principal and interest based upon a 15 year amortization and a $2.0 million revolving credit facility. The three-year term loan is secured by the assets of our Astrotech subsidiary and the one-year revolving credit facility is also secured by Astrotech’s accounts receivable.

With the conclusion of STS-118 in August 2007, we have experienced a material decrease in our revenue from our Flight Services business unit which has accounted for over 65% of our consolidated revenue during fiscal year 2007. We continue to focus our efforts on improving overall liquidity through identifying new business opportunities within the areas of our core competencies, reducing operating expenses, and limiting cash commitments for future capital investments and new asset development. We have continued to restrict new capital investment and new asset development, limiting projects to those with unique strategic potential and those required to support current contracts and facility maintenance. Additionally, we continue to evaluate operating expenses in an effort to reduce or eliminate costs not required for us to operate effectively.

2.  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and its subsidiaries as of December 31, 2007, and the results of its operations and cash flows for the periods ended December 31, 2007 and 2006. However, the unaudited condensed consolidated financial statements do not include all related footnote disclosures.

The consolidated results of operations for the six month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the full year. Our results of operations typically fluctuate significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

3.  Income (Loss) per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted loss per share computations for the three and six month periods ended December 31, 2007 and December 31, 2006 (in thousands, except share and per share data):

	Three months ended December 31, 2007			Three months ended December 31, 2006
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic and Diluted EPS:
Net Loss	$(32,843)	8,293,710	$(3.96)	$(1,840)	1,292,011	$(1.42)

Deemed Dividend Related to Induced Conversion of Preferred Shares	(3,344)
Net Loss Applicable to Common Shares	$(36,187)	8,293,710	$(4.36)	$(1,840)	1,292,011	$(1.42)

	Six months ended December 31, 2007			Six months ended December 31, 2006
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic and Diluted EPS:
Net Loss	$(33,699)	4,798,215	$(7.02)	$(1,872)	1,289,046	$(1.45)

Deemed Dividends Related to Induced Conversion of Preferred Shares	(3,344)
Net Loss Applicable to Common Stock	$(37,043)	4,798,215	$(7.72)	$(1,872)	1,289,046	$(1.45)

Senior convertible notes payable outstanding as of December 31, 2007 due 2010 convertible into 459,133 shares of common stock at $15.00 per share, which include a mandatory conversion feature once the Company’s stock price reaches $19.50 per share, have not been included in the computation of diluted EPS for the three months and six months ended December 31, 2007 and 2006 as the conversion price(s) of the convertible notes payable per share were greater than the average market price of the shares during the period and no value has been assigned to the mandatory conversion feature.

Options to purchase 97,900 shares of common stock outstanding at December 31, 2007 were not included in diluted EPS for the three months and six months ended December 31, 2007 as they were anti-dilutive due to our net loss. The options expire between July 1, 2008 and December 12, 2016.

Options to purchase 171,996 shares of common stock outstanding at December 31, 2006 were not included in diluted EPS for the three months and six months ended December 31, 2006 as they were anti-dilutive due to our net loss. The options expire between April 25, 2007 and December 1, 2015.

4.  Revenue Recognition

Our business units’ revenue is derived primarily from long-term contracts with the U.S. Government, U.S. Government contractors, and commercial customers. Revenue under these contracts is recognized using the methods described on the following page. Estimating future costs and, therefore, revenues and profits is a process requiring management judgment. Management bases its estimate on historical experience and on various assumptions that are believed to be reasonable under the circumstances including the negotiation(s) of equitable adjustment(s) and change orders on the Cargo Mission Contract (“CMC”) that are added to the contract as pricing amendment(s) due to delay(s) in the space shuttle launch schedule and customer directed changes to the baseline contracted mission. Costs to complete include, when appropriate, material, labor, subcontracting costs, lease costs, commissions, insurance, and depreciation. Our business segment personnel perform periodic contract status and performance reviews. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period that the change in estimate occurs.

A Summary of Revenue Recognition Methods Follows:

Business Segment	Services/Products Provided	Contract Type	Method of Revenue Recognition
SPACEHAB Flight Services	Commercial Space Habitat Modules, Integration & Operations Support Services	Firm Fixed Price	Percentage-of-completion based on costs incurred

Astrotech Space Operations	Payload Processing Facilities	Firm Fixed Price – Mission Specific Sea Launch Facility Management Contract Firm Fixed Price – Guaranteed Number of Missions

  Ratably, over the occupancy
  period of a satellite within the
  facility from arrival through
  launch

  Fixed Fee payable per launch

  For multi-year contract
  payments recognized ratably
  over the contract period

SPACEHAB Government Services	Configuration Management, Engineering Services	Cost Plus Award/Fixed Fee Fixed Rate GSA	Earned as reimbursable costs incurred plus award/fixed fee Earned as billed costs incurred

We, from time to time, make expenditures for specific enhancements and/or additions to our facilities as required by certain contracts where the customer agrees to reimburse us for all or substantially all of such expenditures. We account for such reimbursements as a reduction in the cost of such investments and recognize any excess of such reimbursements over the required investment as revenue. The $20.0 million contract,which has been amended and increased to $35.1 million, to design and construct a new payload processing facility for a governmental agency is accounted for under this method.

In calendar year 2007 Lockheed Martin Corporation (“Lockheed Martin”) executed a one-year option extension of the satellite ground processing contract at our Astrotech Florida facility. Under the terms of this contract option, Lockheed Martin committed to a guarantee of four missions for calendar year 2007. We accounted for this revenue as guaranteed period revenues over calendar year 2007. As of December 31, 2006, we credited Lockheed Martin for three missions in calendar year 2006 that were scheduled to be processed by The Boeing Company (“Boeing”) in calendar year 2007. This credit in the amount of $2.6 million is reflected in our quarter ended December 31, 2006 revenue. This contract provides for three additional one-year renewals which have not yet been executed for calendar years 2008 and 2009.

5.  Statements of Cash Flows - Supplemental Information

(a)          Cash paid for interest costs was $0.3 million and $1.9 million for the six months ended December 31, 2007 and 2006, respectively. We did not capitalize any interest costs during the six months ended December 31, 2007 or 2006.

(b)         The bond transactions of $10,306,000 of 8.0% convertible subordinated Junior Notes and $46,083,000 of 5.5% Senior Notes in exchange for 12,254,544 shares of common stock had the following cash impact.  The principal portion of the 8.0% Junior Notes not participating in the exchange amounting to $2.867 million was paid in cash.  In addition there was no cash effect for the conversion of the 1,333,334 shares of Series B preferred stock for the 1,088,828 shares of common stock.  All of the conversion stock transactions were effective prior to the 1 for 10 reverse stock split.

(c)          We paid no income taxes for the six months ended December 31, 2007 and 2006.

6.  Credit Facilities

On February 11, 2005 we entered into a revolving one-year credit facility with a bank providing for loans up to $5.0 million secured by the Company’s accounts receivable. In February 2006 the revolving credit facility was renewed and the term extended until February 11, 2007 with substantially the same terms as the original agreement. This credit facility expired on February 11, 2007.

In February 2008 (see Subsequent Events, Note 16), we consummated a new financing facility with a commercial bank. This facility provides for a $4.0 million term loan, payable in monthly installments of principal and interest based upon a 15 year amortization and a $2.0 million revolving credit facility. The interest rate on the credit facility is prime plus 1.75% (9.0% as of December 31, 2007). The unused revolving credit facility balance is subject to a charge of 0.5%. Funds available under the revolving credit facility are limited to 80% of eligible accounts receivable, and we are subject to various financial and other covenants based upon our Astrotech subsidiary, including a minimum tangible net worth covenant, a liability to tangible net worth covenant, and a debt service coverage covenant. The three-year term loan is secured by the assets of our Astrotech subsidiary and the one-year revolving credit facility is also secured by Astrotech’s accounts receivable.

7.  Segment Information

Based on our organization, we operate in three business segments: SFS, Astrotech, and SGS. SFS was founded to commercially develop space carriers that operate in the cargo bay of the space shuttle. SFS provides space flight assets and integration and operations support services for both NASA and commercial customers. Astrotech provides payload processing facilities and services to serve the spacecraft manufacturing and launch services industry. SGS is primarily engaged in providing engineering services and products to the Government, including NASA.

Our chief operating decision maker utilizes both revenue and income (loss) before income taxes in assessing performance and making overall operating decisions and resource allocations.

Three Months Ended December 31, 2007 (in thousands):

	Revenue	Income (Loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SFS	$498	$(1,282)	$282	$13
Astrotech	2,438	296	41,737	531
SGS	1,374	170	—	—
Corporate and Other	—	(32,027)	487	44
	$4,310	$(32,843)	$42,506	$588

Three Months Ended December 31, 2006 (in thousands):

	Revenue	Income (Loss) Before Income Taxes	Net Fixed Assets	Depreciation And Amortization
SFS	$9,837	$1,827	$15,067	$898
Astrotech	1,115	(1,141)	43,174	533
SGS	1,855	467	—	—
Corporate and Other	44	(3,062)	591	168
	$12,851	$(1,909)	$58,832	$1,599

Six Months Ended December 31, 2007 (in thousands):

	Revenue	Income (Loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SFS	$4,081	$(1,072)	$282	$435
Astrotech	6,150	1,653	41,737	1,063
SGS	2,675	314	—	—
Corporate and Other	—	(34,594)	487	234
	$12,906	$(33,699)	$42,506	$1,732

Six Months Ended December 31, 2006 (in thousands):

	Revenue	Income (Loss) before income taxes	Net Fixed Assets	Depreciation And Amortization
SFS	$19,907	$4,105	$15,067	$1,822
Astrotech	4,288	(626)	43,174	1,037
SGS	3,315	658	—	—
Corporate and Other	239	(6,078)	591	330
	$27,749	$(1,941)	$58,832	$3,189

8.  Common Stock Options, Stock Purchase Plan, and Other Long Term Incentive Plans

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

The Directors’ Stock Option Plan

Each new non-employee director receives a one-time grant of an option to purchase 1,000 shares of common stock at an exercise price equal to the fair market value on the date of grant. In addition, effective as of the date of each annual meeting of our stockholders, each non-employee director who is elected or continues as a member of the Board of Directors of the Company shall be awarded an option to purchase 500 shares of common stock. Options under the Director’s Plan vest after one year and expire seven years from the date of grant.

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

1997 Employee Stock Purchase Plan

We adopted an employee stock purchase plan that permits eligible employees to purchase shares of common stock of the Company at prices no less than 85% of the current market price. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 10% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole and fractional shares of common stock determined by dividing the contribution account’s balance by the lesser of 85% of the price of a share of common stock on the first day of the quarter or the last day of a quarter. The number of shares of common stock that may be purchased under the plan is 150,000. Through December 31, 2007, employees have purchased 148,264.5 shares under this plan. During the fourth quarter of fiscal year 2007, we suspended the purchasing of Common Stock by the employees from this plan. The shares purchased under this plan are considered compensatory for accounting and reporting purposes.

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

A summary of our stock option activity as of December 31, 2007 and changes during the first six months of fiscal year 2008 are presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2007	107,691	$2.61	4.94	$—
Granted	1,000	$4.40	7.0	$—
Exercised	—	$—	—	$—
Forfeited/Expired	(10,791)	$34.39	—	$—
Outstanding at December 31, 2007	97,900	$24.92	4.50	$—
Exercisable	82,200	$27.14	3.84	$—

As of December 31, 2007 there was $264,029 of unamortized expense related to our stock option plans.

During the first six months of fiscal year 2008 there were 1,000 shares of stock options granted.

We issue performance shares to certain employees of the Company from our 1994 Stock Incentive Plan. Performance shares are to be issued subject to the passing of certain events as established by the Compensation Committee of the Board of Directors. Such events may result in a material risk of forfeiture before vesting of the award. In December 2007 we awarded performance shares which, subject to materiality of the risk of forfeiture we account for as follows:

•                  Special performance shares – we issued 61,100 performance shares that vest on January 15, 2009, subject to certain events or upon designation by the Compensation Committee. Termination of employment, except for resignation or cause was not an event of forfeiture. The employees receiving special performance shares were subsequently terminated by the Company and the risk of subsequent forfeiture was not material. Consequently, we expensed the entire fair value of the grant ($127,305) valuing the performance shares at the close of business on the date of grant.

•                  2007 performance shares – we issued 203,350 performance shares that vest on February 15, 2011 subject to certain events or upon designation by the Compensation Committee. Termination of employment for any cause is an event of forfeiture. We valued the 2007 performance shares granted at the close of business on the date of grant and recognize expense and accrue a deferred compensation liability, pro rata over the vesting period. In the three months ended December 31, 2007, we recognized compensation expense of $9,976 for these performance shares.

The Compensation Committee of the Board of Directors adopted and implemented a Long Term Cash Incentive Plan during the three months ended December 31, 2007. The Long Term Cash Incentive Plan makes cash incentive awards to employees upon the successful completion of certain events and passage of time as established by the Committee. In the three months ended December 31, 2007, the Committee awarded Long Term Cash Incentive Units valued at $308,350 to employees. These units vest on February 15, 2011 and are subject to material risk of forfeiture. We recognized expense and accrued deferred compensation liability of $7,379 under the Long Term Cash Incentive Plan during the three months ended December 31, 2007.

9.  Gain on Sale of The Space Store LLC

On October 13, 2006 the Company consummated a transaction in which Space Media, Inc., a majority-owned subsidiary of SPACEHAB, Inc., sold the assets of The Space Store LLC, consisting of retail and internet identity, inventory, furniture, fixtures, and other items. Due to the immaterial amount and insignificant impact this transaction had on our financial statements, we elected to not present this discontinued operation as a separate component in our consolidated statements of operations for the three months ended December 31, 2006. The gain on the sale is reflected in the interest and other income section on our financial statements.

10.  Related Party Transactions

We engaged in certain transactions with directors and executive officers during the six months ended December 31, 2007. Following is a description of these transactions:

Astrium GmbH

Dr. Graul, a member of SPACEHAB’s Board of Directors until his resignation in August 2007, is the Executive Vice President for Astrium GmbH (“Astrium”). Astrium provides unpressurized payload and integration efforts to SPACEHAB on a fixed-price basis in addition to providing engineering services as required. For the six months ended December 31, 2007 and 2006, Astrium’s payload and integration services included in cost of revenue were approximately $1.0 million and $7.8 million, respectively. In August 2007 SPACEHAB terminated its ICC/VCC lease agreements with Astrium North America (see Note 14). We agreed to reimburse Astrium North America $1.4 million upon termination of these leases.

Executive Credit Cards

Certain named executive officers of the Company have company paid credit cards for ordinary business expenses. Although the Company pays the amounts on the credit cards, the executive officer is obligated to substantiate the charges and reimburse the Company for any non-business related charges. As of December 31, 2007 the Company has a receivable due from an executive officer for $22,807.

11.  Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We have adopted provisions of this interpretation beginning with the Company’s first-quarter of fiscal year 2008. The application of the standard does not have a material impact on our financial position or results of operations.

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

12.  Restricted Cash, Advances on Construction Contract, and Contingency

In December 2006, our Astrotech subsidiary was awarded a contract with a governmental agency to modify one of our payload processing facilities to specific requirements of a programmed mission. Under the terms of this $20.0 million fixed-price contract, which has subsequently been increased in contract value to $35.1 million, we will own the improvements after completion of the contract obligations. We have entered into a firm fixed price construction subcontract with J. P. Donovan Construction, Inc. to provide a significant portion of the design and construction work that will be required under our contract. In accordance with our contracts, payments will be received from our customer on a milestone schedule that generally provides receipt of cash before payments are required to the subcontractor under their milestone schedule. Receipts in advance of disbursements will be retained in a restricted cash account within our subsidiary company and used exclusively for purposes of the contract obligations. As of December 31, 2007, net cash receipts of $10.2 million have been designated as restricted cash and $7.4 million has been designated as a liability.

A $14.2 million modification to this Vandenberg construction contract requires us to complete the construction on the redesigned facility by September 30, 2009. The modification contains penalties of up to $3.0 million if we do not meet the contracted completion date. We have not established a reserve for this contingent liability.

13.  Customer Deposits

During the quarter ended September 30, 2007 we paid $3.1 million for in-flight insurance on our pressurized module for use on STS-118, which launched mid-August 2007. This $3.1 million was previously recorded as a current liability. This amount is included as a cash outlay in cash flows from operating activities during the three month period ending September 30, 2007.

14.  Agreement to Termination of ICC and VCC Leases

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

15.  Induced Conversion of Convertible Securities and Reverse Stock Split

On October 5, 2007, we announced the successful closing of our offer to exchange (the “Exchange Offer”) any and all of our outstanding 8% Convertible Subordinated Notes due 2007 (the “Junior Notes”) and any and all of our outstanding 5.5% Senior Convertible Notes due 2010 (the “Senior Notes”). As a result of the closing of the Exchange Offer, for the approximately $7.4 million in principal amount of Junior Notes tendered, the holders received approximately 550,000 shares of common stock and 8,927 shares of Series C Convertible Preferred Stock on a pre reverse split basis. Following the closing of the Exchange Offer, approximately $2.9 million of Junior Notes remained outstanding pursuant to the original terms of the indenture governing the Junior Notes. On October 15, 2007 we redeemed the outstanding Junior Notes, including accrued interest, for cash. In addition, for the approximately $46.1 million in principal amount of outstanding Senior Notes tendered, the holders received approximately 30.7 million shares of common stock and 46,083 shares of Series C Convertible Preferred Stock on a pre reverse split basis. Following the closing of the Exchange Offer, approximately $6.9 million of Senior Notes remained outstanding pursuant to an indenture governing the Senior Notes that was amended through the elimination of substantially all of the indenture’s restrictive covenants.

In addition, as a result of the closing of the Restructuring and Exchange Agreement, effective as of August 31, 2007, among the Company and certain holders of Junior Notes and Senior Notes, the Company issued to Astrium GmbH 1,333,334 shares of common stock and 6,540 shares of Series C Convertible Preferred Stock in exchange for Astrium’s existing 1,333,334 shares of Series B Convertible Preferred Stock on a pre reverse split basis.

As a consequence of the Exchange Transaction, we recognized non cash debt conversion expense of ($30.2) million in the three months ended December 31, 2007, and we increased our common stock by $98.3 million.

In November 2007 we converted the 61,550 shares of Series C convertible preferred stock into 89.9 million shares of common stock on a pre reverse split basis and affected a 1 for 10 reverse stock split, reducing our issued and outstanding common stock to 13.6 million shares. All share amounts have been stated to reflect this split for all periods presented.

16.  Subsequent Events

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

On December 21, 2007, NASDAQ notified us that pursuant to the Exchange Transaction, the Company was no longer out of compliance with NASDAQ Marketplace Rule 4310(c)(3) and had regained compliance with NASDAQ Marketplace Rule 4310(c)(4). On January 23, 2008, the Company appointed four new directors to fill vacancies on its Board of Directors, and has added a third Independent Director and Financial Expert to its Audit Committee. The Company has not been notified, however, that it has regained compliance with Marketplace Rule 4350(c)(1) and 4350(d)(4).

Bank Financing Facility

In February 2008 we consummated a financing facility with a commercial bank. This facility provides for a $4.0 million term loan, payable in monthly installments of principal and interest based upon a 15 year amortization and a $2.0 million revolving credit facility. The interest rate on the credit facility is prime plus 1.75% (9.0% as of December 31, 2007). The unused revolving credit facility balance is subject to a charge of 0.5%. Funds available under the revolving credit facility are limited to 80% of eligible accounts receivable, and we are subject to various financial and other covenants based upon our Astrotech subsidiary, including a minimum tangible net worth covenant, a liability to tangible net worth covenant, and a debt service coverage covenant. The three-year term loan is secured by the assets of our Astrotech subsidiary and the one-year revolving credit facility is also secured by Astrotech’s accounts receivable.

Unregistered Sales of Equity Securities

On February 11, 2008, the Company entered into a Stock Purchase Agreement with certain investors for the purchase of 55,000 shares of the Company’s Series D convertible preferred stock for a total price of $5.5 million. Consummation of the transaction is contingent upon NASA awarding us a funded Space Act Agreement under the COTS Program and shareholder approval of the transaction. The Company will issue 150,150 shares of common stock upon entering into the transaction.

The Series D convertible preferred stock will be converted into common stock within six months after issuance based on a ratio determined by dividing $100.00 by the average of (x) the average of the closing price of the Company’s common stock for the business days January 18-25, 2008 and (y) the average of the closing price of the Company’s common stock for the five business days prior to the Company’s receipt of written notification from NASA indicating the Company’s receipt of a COTS award of at least $120.0 million.

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

OVERVIEW

Forward Looking Statements

This document may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including (without limitation) statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources.” Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. In addition to those risks and uncertainties discussed herein, such risks and uncertainties include, but are not limited to, whether we will fully realize the economic benefits under our NASA and other customer contracts, completion of the International Space Station (“ISS”), continued availability and use of the U.S. space shuttle system, award of a Commercial Orbital Transportation Services funded Space Act Agreement, technological difficulties, product demand, market acceptance risks, the effect of economic conditions, uncertainty in government funding, and the impact of competition, delays, and uncertainties in future space shuttle and ISS programs.

Financial Summary

SPACEHAB’s first six months operating results reflect the completion of the Company’s STS-118 space shuttle mission in August 2007. As a result, the Company’s revenues were significantly below the first six months of the prior fiscal year. Recognition of non cash debt conversion expense of ($30.2) million on the induced conversion of convertible securities contributed to a loss for the six months of ($33.7) million, compared to a net loss of ($1.9) million for the first six months of the prior fiscal year.

The following table illustrates financial highlights for the six months ended December 31, 2007 and December 31, 2006:

	2007	2006	Percent Change
	(in millions except per share amounts)
For the Six Months Ended December 31:
Revenue	12.9	27.7	(53)%
Net (Loss)	(33.7)	(1.9)	(1674)%
Diluted EPS	(7.72)	(1.45)	(432)%
As of December 31:
Cash and Cash Equivalents	0.3	5.4	(94)%
Restricted Cash	10.2	6.0	70%
Total Debt	6.9	63.3	(89)%
Stockholders Equity	36.2	1.2	2917%

Business Segments

For the first half of fiscal year 2008, our Company was comprised of three primary business segments. Following is a brief discussion of each of these segments, including a list of key factors that affected their respective contribution to earnings and cash flows. We also present a brief discussion of our corporate-level expenses along with a summary of our current liquidity position and items that could impact our liquidity position in fiscal year 2008 and beyond.

SPACEHAB Flight Services. Through this business unit, we offer a range of engineering, research, logistics, integration, operations, and ground support services supporting our space shuttle module and pallet assets.

Specifically, we provide a full range of ground-based pre- and post-flight experiment, cargo, and payload processing services as well as on-orbit operations support for U.S. space shuttle operations.

Additionally, we provide cargo shipment coordination services to NASA for all U.S. cargo shipped to the International Space Station via the Russian Progress space vehicle. These services are provided under contract with Lockheed Martin, the prime Cargo Mission Contract contractor to NASA.

The primary factors impacting our SFS business unit earnings and cash flows are the number of space shuttle missions manifested with SPACEHAB assets and the configuration of the cargo handling and research logistics required for each mission. Our revenues and earnings, if any, from each mission are dependent upon the space assets required in the cargo or research logistics configuration and the mission support services required to employ those assets. Other factors that have impacted earnings and cash flows for this business unit include:

•                  Congress’ funding for NASA and the allocation of that funding to International Space Station operations and space shuttle cargo missions

•                  The dependability of the U.S. space shuttle launch schedule and mission manifests

•                  The impending 2010 shuttle retirement date

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

The earnings and cash flows generated from our Astrotech operations are related to the number of governmental commercial spacecraft launches, which reflects the growth in the satellite-based communication industries and the requirement to replace aging satellites. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business unit include:

•                  Our ability to control our capital expenditures which are primarily limited to modifications to accommodate payload processing for new launch vehicles, maintenance and safety, environmental and reliability projects, and other costs, through disciplined management and safe, efficient operations

•                  The continuing limited availability of competing facilities at the major domestic launch sites that can offer compatible services, leading to an increase in government use of our services

•                  The consistent launch schedule and processing requirements of our government and commercial customers

SPACEHAB Government Services. Our SGS business unit generates revenue by providing support to the U.S. Government in the areas of large-scale configuration and data management programs such as the International Space Station; specialized hardware design, development, and fabrication; low- to high-fidelity mockup design and construction; and safety and quality support services. Our SGS business unit currently provides configuration management, data management, and IT services as a subcontractor of ARES Corporation under ARES’ PI&C contract with NASA.

Earnings from our SGS business unit operations are dependent on our ability to continue to win contracts with NASA or other government entities through the competitive bidding process and our performance under those contracts in achieving performance bonuses. Other factors that have impacted earnings and cash flows for this business unit include:

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

•                  Our ability to control costs within our budget commitments

Corporate and Other. Significant items impacting future earnings and cash flows include:

•                  Our ability to control sales, general and administrative costs in a period of decreasing revenues and pursuit of new business opportunities

•                  Interest expense on our convertible notes, costs relative to the refinancing of our long-term debt during fiscal year 2008, and interest savings on the conversion and repayment of our debt

•                  Income taxes, of which we currently only pay alternative minimum tax and minimal state income taxes; income taxes will also be impacted by our ability to realize our significant deferred tax assets, including loss carry forwards that are limited due to IRS restrictions after a significant change in ownership

Corporate Structure: Fiscal Year 2008 Third Quarter Going Forward

In anticipation of the planned 2010 space shuttle retirement, we began developing new products and services. As a result, in January 2008, we began focusing our business on using our core capabilities for the commercial exploitation of space. These new business initiatives include the following:

•                  Processing products and services in microgravity

•                  Developing new spacecraft and providing alternate space transportation means

•                  Commercializing products manufactured in microgravity

•                  Commercializing products developed for use in the space industry

•                  Acquiring other U.S. space contractors

•                  Providing end-to-end services for commercial and government satellite operations

Although we are developing products and services in support of the new business initiatives, we currently do not have contracts or other arrangements to provide these products and services. We cannot assure you that we will be able to successfully develop these new products and services in the future. We anticipate that we will require substantial additional capital to develop these new products and services, and that this additional financing will likely substantially dilute current holders of our common stock. These new business initiatives, several of which are newly incorporated SPACEHAB subsidiaries, will require large investments of capital and technical expertise.

The following paragraphs characterize SPACEHAB’s new corporate structure:

SPACEHAB Orbital Transportation, Inc.

We have assembled a team of industry partners with a common goal of developing a commercial transportation system providing lower cost, lower risk space transportation services than conventional, government-developed transportation systems. SPACEHAB’s Advanced Research and Conventional Technology Utilization Spacecraft (ARCTUS) is designed to provide cargo transportation services to the International Space Station, initially under the unfunded Space Act Agreement signed with NASA in June 2007, and an additional means of transportation for our microgravity processing business discussed below. More recently, the Company has proposed the ARCTUS solution for a funded Space Act Agreement, anticipated to be awarded in mid-February, to fully develop the commercial cargo service for NASA.

SPACEHAB Microgravity Sciences, Inc.

Our experience with the processing and integration of complex science payloads for flight propelled our entrance into the field of microgravity processing of high value bioscience products for the benefit of the general public. Since the inception of the Space Shuttle Program and extending through the International Space Station Program, NASA has spent billions of dollars on microgravity infrastructure and research. We have been logistically responsible for several hundred of these experiments on the space shuttle, the Russian Progress vehicle and the International Space Station.

On August 14, 2007, NASA announced that it was seeking private industry proposals for research and manufacturing concepts and opportunities onboard the International Space Station, a designated U.S. National Lab. SPACEHAB responded to the solicitation and was subsequently selected by NASA to cooperate on a Space Act Agreement for use of the ISS National Lab for research, development, and industrial processing purposes.

Astrotech Space Operations

Astrotech will continue to provide facilities and payload processing operations at its three Florida and California locations processing both government and commercial satellites before launch. The current expansion of our facility at its Vandenberg Air Force Base location is scheduled to be operational in 2009. Looking further ahead, Astrotech intends to expand its market by offering end-to-end assurance services to both commercial and government customers. These new end-to-end space mission assurance services would extend Astrotech’s current relationships with customers’ spacecraft from a condensed few weeks of ground processing at an Astrotech facility to multiple years of space mission assurance services throughout the satellite’s lifecycle.

SPACETECH, Inc. SPACETECH is a technology transfer, product development, and sales-focused business approach to transform space-based technologies and products into commercial applications, useful products, intellectual property, and possible spin-off businesses. The following are two current SPACETECH initiatives:

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

SPACEHAB Engineering Services

SPACEHAB Engineering Services (SES) is a business hybrid of the former SPACEHAB Government Services and SPACEHAB Flight Services and is continuing to operate in support of current government and commercial customers providing specialized design, development and fabrication of flight hardware, ground systems, and mockups, as well as large scale program data management, configuration management, and IT services.

RESULTS OF OPERATIONS

For the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.

Revenue. Revenue decreased approximately 67% to $4.3 million for the three months ended December 31, 2007 as compared to $12.9 million for the three months ended December 31, 2006 (in millions).

	Three Months Ended
	December 31,		Dollar	Percent
	2007	2006	Change	Change
SPACEHAB Flight Services	$0.5	$9.9	$(9.4)	(95)%
Astrotech Space Operations	2.4	1.1	1.3	118%
SPACEHAB Government Services	1.4	1.9	(0.5)	(26)%
Other	—	—	—	—
	$4.3	$12.9	$(8.6)	(67)%

Revenue from our SFS business unit decreased by $9.4 million for the period ending December 31, 2007 as compared to the same period ending December 31, 2006. The following summarizes the significant items that affected the quarter ended December 31, 2007 as compared to the quarter ended December 31, 2006:

•                  Decrease in revenue from STS-116 and STS-118 under the CMC with Lockheed Martin of $9.6 million due to launch and completion of these missions during prior periods.  There are no more scheduled missions under our CMC contract with Lockheed Martin.

•                  Other contract revenue increase of $0.2 million due to the delivery of the EVA and PFIP flight hardware.

Revenue from our Astrotech business unit increased by $1.3 million for the three months ended December 31, 2007 as compared to the three month period ending December 31, 2006. The following summarizes significant items that affected the three months ended December 31, 2007 as compared to the same period ended December 31, 2006:

•                  Decrease in revenue of $1.1 million due to four different satellites in our facilities for processing for all of or a portion of the three month period ending December 31, 2006. Whereas, for the same period this fiscal year, there was only one satellite processed in our facilities.

•                  Increase over the three month period ending December 31, 2006 revenue of $2.4 million where the reduction of revenue on our Lockheed Martin guaranteed missions contract for two future missions that were to be processed for Boeing on Atlas launch vehicles partially offset by one Atlas mission that was processed at the Titusville facility contracted directly with Boeing.

Revenue from our SGS business unit decreased by $0.5 million for the period ending December 31, 2007 as compared to the same period ending December 31, 2006. The following summarizes the significant items that affected the quarter ended December 31, 2007 as compared to the quarter ended December 31, 2006:

•                  Decrease in revenue from the sale of our Destiny module to the Seattle Space Museum during the three month period ended December 31, 2006 in the amount of $0.3 million.

•                  Decrease in contract revenue with USA for support of the Constellation Program of $0.2 million.

Cost of Revenue. Cost of revenue for the three months ended December 31, 2007 decreased by 59% to approximately $4.5 million, as compared to $11.1 million for the same period of the prior year (in millions).

	Three Months Ended
	December 31,		Dollar	Percent
	2007	2006	Change	Change
SPACEHAB Flight Services	$1.1	$7.5	$(6.4)	(85)%
Astrotech Space Operations	2.2	2.2	—	—
SPACEHAB Government Services	1.2	1.3	(0.1)	(8)%
Other	0.0	0.1	(0.1)	(100)%
	$4.5	$11.1	$(6.6)	(59)%

The following summarizes significant items that affected the three months ended December 31, 2007 as compared to the same period ended December 31, 2006 for SFS:

•                  Decrease in cost of revenue, other than direct depreciation cost of revenue, for STS-116 and STS-118 under the CMC with Lockheed Martin of $5.0 million due to launch and completion of these missions during prior periods.  There are no more scheduled missions under our CMC contract with Lockheed Martin.

•                  Decrease in depreciation expense of $0.8 million due to the write-down of our flight assets during the period ending June 30, 2007.

•                  Decrease in cost of revenue of $0.4 million due to the termination of the ICC/VCC assets during the fiscal year ended June 30, 2007.

•                  Decrease in cost of revenue of approximately $0.2 million due to a reduction in workforce in January of 2007.

The cost of revenue in our Astrotech business unit remained in line with this same quarter the previous year at $2.2 million.

The decrease in cost of revenue of $0.1 million in our SGS business unit is primarily resulting from a reduction in staff under our PI&C contract necessary to balance obligations within the prime contract.

Operating Expenses. Operating expenses decreased to $2.7 million for the three months ended December 31, 2007 as compared to approximately $2.9 million for the three months ended December 31, 2006. The following summarizes the significant differences between the two periods:

•                  Legal expenses decrease by $0.4 million due to the termination of legal proceedings related to the loss of the RDM.

•                  Increase in consulting expenses of $0.1 million primarily related to increased business development efforts.

•                  Labor and related expenses decrease by $0.1 million as a result of the reduction in work-force in January 2007.

•                  Decrease in expenses associated with the operations of the Space Store sold in October of 2006 in the amount of $0.1 million.

•                  R&D increase of $0.3 million during the period ending December 31, 2007 as compared to the same period last year.  This is attributable to the MMS and ARCTUS programs.

Interest Expense. Interest expense was approximately $0.1 million for the three months ended December 31, 2007 as compared to approximately $1.1 million for the three months ended December 31, 2006. The decrease in interest expense is primarily due to the conversion of $7.4 million of 8% convertible subordinated notes due October 2007 and $46.1 million of our 5.5% senior convertible notes due October 2010 into common and convertible preferred stock on October 5, 2007, and repayment of the remaining $2.9 million of 8% convertible subordinated notes on October 15, 2007.

Interest and Other Income. Interest income is earned on our mortgage receivable due to the sale of our payload processing facility in our SFS segment and on investment of our restricted cash. Additionally the gain on the sale of The Space Store, LLC of $189,000 was recorded as other income for the period ended December 31, 2006. For the first three months of fiscal year 2008 we earned $0.1 million on investment of our restricted cash. We recognized a loss of ($28.8) million from the conversion of Junior and Senior Notes to common stock.

Income Taxes. Based on our projected effective tax rate for fiscal year 2008 and 2007, we recorded no tax expense.

Net Loss. Net Loss for the three months ended December 31, 2007 was approximately ($32.8) million or ($4.36) per share as compared to net loss of approximately ($1.8) million or ($1.42) per share for the three months ended December 31, 2006.

For the six months ended December 31, 2007 as compared to the six months ended December 31, 2006.

Revenue. Revenue decreased approximately 53% to $12.9 million for the six months ended December 31, 2007 as compared to $27.7 million for the six months ended December 31, 2006 (in millions).

	Six Months Ended
	December 31,		Dollar	Percent
	2007	2006	Change	Change
SPACEHAB Flight Services	$4.1	$20.0	$(15.9)	(80)%
Astrotech Space Operations	6.1	4.2	1.9	45%
SPACEHAB Government Services	2.7	3.3	(0.6)	(18)%
Other	0.0	0.2	(0.2)	100%
	$12.9	$27.7	$(14.8)	(53)%

Revenue from our SFS business unit decreased by $15.9 million for the period ending December 31, 2007 as compared to the same period ending December 31, 2006. The following summarizes the significant items that affected the period ended December 31, 2007 as compared to the period ended December 31, 2006:

•                  Decrease in revenue for STS-116, STS-121 and STS-118 under the CMC with Lockheed Martin of $16.4 million due to launch and completion of these missions during prior periods.  There are no more scheduled missions under our CMC contract with Lockheed Martin.

•                  Increase in revenue of approximately $0.5 million mainly due to revenue for the manufacture of flight hardware for Lockheed Martin on STS-118 and flight bags for Mitsubishi.

Revenue from our Astrotech business unit increased by $1.9 million for the six months ended December 31, 2007 as compared to the six month period ending December 31, 2006. The following summarizes significant items that affected the six months ended December 31, 2007 as compared to the same period ended December 31, 2006:

•                  Decrease in revenue of $1.1 million due to four different satellites in our facilities for processing for all of or portion of the six month period ending December 31, 2006. Whereas, for the same period this fiscal year, there was only one satellite processed in our facilities.

•                  Increase over the six month period ending December 31, 2006 revenue of $2.4 million where the reduction of revenue on our Lockheed Martin guaranteed missions contract for two future missions that were to be processed for Boeing on Atlas launch vehicles partially offset by one Atlas mission that was processed at the Titusville facility contracted directly with Boeing.  One of these missions, STP-1, was processed during fiscal year 2007.  Another mission , WGS-F1, was processed at the end of fiscal year 2007 and the beginning of fiscal year 2008.

•                  Decrease in revenue from six month period ending December 31, 2006 to six month period ending December 31, 2007 of $0.7 million from a contract to design a satellite processing facility completed in the prior fiscal year.

•                  Increase in revenue of $2.3 million at our VAFB facility due to three missions processed during the six month period ending December 31, 2007, as compared to no missions being processed during the same period last fiscal year.

•                  Astrotech supported two satellite launches at its Sea Launch facility during the period ending December 31, 2006 which resulted in revenue of $1.0 million. In the period ending December 31, 2007, Astrotech did not support a satellite launch at its Sea Launch facility. This is attributed to the January 30, 2007 launch failure experienced by Sea Launch that resulted in the loss of a satellite and damage to their ground support equipment on the floating launch platform. Sea Launch returned to flight in January 2008.

Revenue from our SGS business unit decreased by $0.6 million for the period ending December 31, 2007 as compared to the same period ending December 31, 2006. The following summarizes the significant items that affected the period ended December 31, 2007 as compared to the period ended December 31, 2006:

•                  Decrease in revenue from the sale of our Destiny module to the Seattle Space Museum during the six month period ended December 31, 2006 in the amount of $0.3 million.

•                  Decrease in contract revenue with USA for support of the Constellation Program of $0.2 million.

Cost of Revenue. Cost of revenue for the six months ended December 31, 2007 decreased by 51% to approximately $10.9 million, as compared to $22.2 million for the same period of the prior year (in millions).

	Six Months Ended
	December 31,		Dollar	Percent
	2007	2006	Change	Change
SPACEHAB Flight Services	$4.1	$14.8	$(10.7)	(72)%
Astrotech Space Operations	4.6	4.8	(0.2)	(4)%
SPACEHAB Government Services	2.2	2.5	(0.3)	(12)%
Other	0.0	0.1	(0.1)	(100)%
	$10.9	$22.2	$(11.3)	(51)%

The following summarizes significant items that affected the six months ended December 31, 2007 as compared to the same period ended December 31, 2006 for SFS:

•                  Decrease in cost of revenue, other than direct depreciation cost of revenue, for STS-116, STS-121 and STS-118 under the CMC with Lockheed Martin of $8.7 million due to launch and completion of these missions during prior periods.  There are no more scheduled missions under our CMC contract with Lockheed Martin.

•                  Decrease in depreciation expense of $1.1 million due to the write-down of our flight assets during the period ended June 30, 2007.

•                  Decrease in cost of revenue of $0.5 million due to the termination of the ICC/VCC assets during the fiscal year ended June 30, 2007.

•                  Decrease in cost of revenue of approximately $0.4 million due to a reduction in workforce in January of 2007.

The decrease in cost of revenue of $0.2 million in our Astrotech business unit is primarily due to the startup of our contract to design a new satellite processing facility during the six month period ending December 31, 2006 which resulted in a decrease of cost of revenue of $0.6 million and an increase of $0.6 million in other mission specific expenses due to facility improvements during the six month period ending December 31, 2007.  During the six month period ending December 31, 2007 cost of revenue decreased by $0.2 million due to timing of labor and labor related expenses and due to less missions in fiscal year 2008, lower utilities, and other related expenses.

The decrease in cost of revenue of $0.3 million in our SGS business unit is primarily due to reduced contract activities for the PI&C subcontract.

Operating Expenses. Operating expenses decreased to $4.8 million for the six months ended December 31, 2007 as compared to approximately $5.7 million for the six months ended December 31, 2006. The following summarizes the significant differences between the two periods:

•                  Legal expenses decrease by $0.7 million due to the termination of legal proceedings related to the loss of the RDM.

•                  Increase in consulting expenses of $0.1 million primarily related to increased business development efforts.

•                  Labor and related expenses decrease by $0.5 million as a result of the reduction in work-force in January 2007.

•                  Decrease in expenses associated with the operations of the Space Store sold in October of 2006 in the amount of $0.1 million.

•                  R&D increase of $0.3 million during the period ending December 31, 2007 as compared to the same period last year.  This is attributable to the MMS and ARCTUS programs.

Interest Expense. Interest expense was approximately $1.1 million for the six months ended December 31, 2007 as compared to approximately $2.2 million for the six months ended December 31, 2006. The decrease in interest expense is primarily due to the conversion of $7.4 million of 8% convertible subordinated notes due October 2007 and $46.1 million of our 5.5% senior convertible notes due October 2010 into common and convertible preferred stock on October 5, 2007, and repayment of the remaining $2.9 million of 8% convertible subordinated notes on October 15, 2007.

Interest and Other Income. Interest income is earned on our mortgage receivable due to the sale of our payload processing facility in our SFS segment and on our restricted cash. Interest and other income was not significant for the six months ended December 31, 2006, however, we earned interest income of $0.2 million over the six month period ending December 31, 2007 from interest of our restricted cash. Additionally the gain on the sale of The Space Store, LLC of $189,000 was recorded as other income for the period ended December 31, 2006. We recognized non cash debt conversion expense of ($30.2) million from the conversion of Junior and Senior Notes to common stock.

Income Taxes. Based on our projected effective tax rate for fiscal year 2007, we recorded a tax benefit of $69,000 for the six month period ending December 31, 2006.

Net Loss. Net Loss for the six months ended December 31, 2007 was approximately ($33.7) million or ($7.72) per share as compared to net loss of approximately ($1.9) million or ($1.45) per share for the six months ended December 31, 2006. The net income for the six months ended December 31, 2007 included a non cash debt conversion expense of ($30.2) million from our induced conversion of convertible securities.

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations. The principal uses of cash flow that affect our liquidity position include both operational expenditures and debt service payments. Management is focused on increasing cash flow and on managing cash effectively through limiting cash investments in long-term assets and reducing overhead expenses.

Cash Flows From Operating Activities. Cash provided by (used in) operations for the six months ended December 31, 2007 and 2006 was ($6.4) million and $0.9 million, respectively. The significant items affecting the differences in cash flows from operating activities for the six months ended December 31, 2007 as compared to the six months ended December 31, 2006 are discussed below:

•                  Net loss for the six months ended December 31, 2007 was ($33.7) million as compared to net loss for the six months ended December 31, 2006 of ($1.9) million. Included in the net loss for the six months ended December 31, 2007 is ($30.2) million of debt conversion expense recognized as a result of the bond exchange transaction in October

•                  Depreciation and amortization for the six months ended December 31, 2007 was $1.7 million as compared to $3.2 million for the six months period ended December 31, 2006

•                  Increase from employee stock compensation of $0.1 million

•                  For the six months ended December 31, 2007, changes in assets used cash from operations of ($0.7) million resulted primarily from an offset of the $3.4 million decrease in accounts receivable against the ($3.9) million in increases from restricted cash.  For the six months ended December 31, 2006, changes in assets provided cash of $9.4 million

•                  Changes in liabilities for the six months ended December 31, 2007 used cash from operations of $3.9 million. This change was due primarily to the use of advances received on the construction contract as well as the reduction in customers’ cash on deposit.  For the six months ended December 31, 2006, the change in liabilities provided cash from operations of $8.9 million. This change was due primarily to the increases in accounts payable, accrued expenses, and other liabilities of $2.9 million and an increase of $6.0 million in advances on our construction contract. The increase in advances on the construction contract was primarily due to receiving the initial milestone payment on our contract with a governmental agency to design and build a new processing facility.

Cash Flows From Investing Activities. For the six months ended December 31, 2007 and 2006, cash flows used in investing activities were $0.1 million and $0.1 million, respectively. Their were no significant items affecting the differences in cash flows from investing activities for the six months ended December 31, 2007 as compared to the six months ended December 31, 2006.

Cash Flows From Financing Activities. For the six months ended December 31, 2007 and 2006, cash flows used in financing activities were $2.9 million and $1.6 million, respectively. The significant items affecting the differences in cash flows from financing activities for the six months ended December 31, 2007 as compared to the six months ended December 31, 2006 are discussed below:

•                  As part of the bond conversion, we paid off the $2.9 million principal balance of the 8.0% junior subordinated notes payable to bondholders not participating in the exchange for stock during the period ending December 31, 2007

•                  For the six months ended December 31, 2006 we had mortgage payments on our Astrotech payload processing facility of $1.6 million. We have completely paid this mortgage as of December 31, 2006

On March 25, 2003 the Board of Directors authorized us to repurchase up to $1.0 million of our outstanding common stock at market prices. Any purchases under our stock repurchase program may be made from time to time in the open market through block trades or otherwise in accordance with applicable regulations of the SEC. As of December 31, 2006 we had repurchased 11,610 shares at a cost of $117,320 under the program. We will continue to evaluate the stock repurchase program and the funds authorized for the program, which represents an average cost of $10.10 per share. This stock repurchase program remains available for purchases of our stock.

On August 28, 2007, the Company and Astrium, GmbH mutually agreed to terminate the lease agreement dated as of February 28, 2001 in regards to the Company’s lease of the Integrated Cargo Carriers (ICC) assets from Astrium, GmbH. Also, we mutually agreed to terminate the lease agreement dated as of July 3, 2001 in regards to the Company’s lease of the Vertical Cargo Carrier (VCC) assets from Astrium, GmbH. The ICC and VCC assets are specifically designed cargo carrying equipment used from time to time in the U.S. space shuttle. In order to terminate these two leases, we have mutually agreed that the Company will reimburse Astrium, GmbH $1.4 million for the period of March 1, 2007 through August 31, 2007 for the ICC and VCC assets and incur no financial obligations for either the ICC or VCC after August 31, 2007. During the quarter ended September 30, 2007, we made the payment to Astrium, GmbH.

As of December 31, 2007 we had cash on hand of $0.3 million and our working capital deficit was $2.5 million. Restricted cash, which consists of advance payments on a government contract to modify certain spacecraft processing facilities, totaled $10.2 million at December 31, 2007. We carry a liability of $7.4 million for obligations under this construction contract. For the six months ended December 31, 2007 our cash flows from operating activities utilized cash of $6.4 million.

In October 2007 we successfully exchanged $7.4 million of our 8.0% convertible notes due October 2007, $46.1 million of our 5.5% convertible notes due October 2010 and our 1.3 million shares of Series B convertible preferred stock for 32.6 million shares of common stock on a pre reverse split basis and 61,550 shares of new Series C convertible preferred stock. In November 2007 we converted the Series C convertible preferred stock into 89.9 million shares of common stock on a pre reverse split basis and affected a 1 for 10 reverse stock split. On October 15, 2007 we redeemed the outstanding $2.9 million of our 8.0% convertible notes for cash at par.

As a consequence of the Exchange Transaction, we recognized non cash debt conversion expense of ($30.2) million in the three months ended December 31, 2007, and increased our common stock, no par value by $98.3 million.

We have submitted a response to NASA’s announcement soliciting proposals for the COTS Program and have committed the necessary resources for development and presentation of our proposed capability. On February 8, 2008, the Company entered into a Stock Purchase Agreement with certain investors for the purchase of 55,000 shares of the Company’s Series D convertible preferred stock for a total price of $5.5 million. Consummation of the transaction is contingent upon NASA awarding us a funded Space Act Agreement under the COTS Program and shareholder approval of the transaction. The Company will issue 150,150 shares of common stock upon entering into the transaction.

The Series D convertible preferred stock will be converted into common stock within six months after issuance based on a ratio determined by dividing $100.00 by the average of (x) the average of the closing price of the Company’s common stock for the business days January 18-25, 2008 and (y) the average of the closing price of the Company’s common stock for the five business days prior to the Company’s receipt of written notification from NASA indicating the Company’s receipt of a COTS award of at least $120.0 million.

In February 2008 we consummated a financing facility with a commercial bank. This facility provides for a $4.0 million term loan, payable in monthly installments of principal and interest based upon a 15 year amortization, and a $2.0 million revolving credit facility. The three-year term loan is secured by the assets of our Astrotech subsidiary and the one-year revolving credit facility is secured by Astrotech’s accounts receivable.

With the conclusion of STS-118 in August 2007, we have experienced a material decrease in our revenue from our Flight Services business unit which has accounted for over 65% of our consolidated revenue during fiscal year 2007. We continue to focus our efforts on improving overall liquidity through identifying new business opportunities within the areas of our core competencies, reducing operating expenses, and limiting cash commitments for future capital investments and new asset development. We have continued to restrict new capital investment and new asset development, limiting projects to those with unique strategic potential and those required to support current contracts and facility maintenance. Additionally, we continue to evaluate operating expenses in an effort to reduce or eliminate costs not required for us to operate effectively.

Our contractual obligations as of December 31, 2007 are as follows (in thousands):

	At	Remaining in	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Contractual Obligations	December 31, 2007	Fiscal Year 2008	Year 2009	Year 2010	Year 2011	Year 2012	Year 2013	Thereafter
Long-term Debt(3)	$6,861	$—	$—	$—	$6,861	$—	$—	$—
ICC/VCC(2)	$—	$—	$—	$—	$—	$—	$—	$—
Other Operating Leases(1)	5,044	779	970	982	710	426	423	753
Total Contractual Cash Obligations	$11,905	$779	$970	$982	$7,571	$426	$423	$753
(excluding interest payments)

1	-

For the remainder of fiscal year 2008 we expect to receive net payments of $0.1 million for sub leases. For fiscal year 2009 the Company expects to receive net payments of approximately $0.1 million. There are currently no subleases beyond fiscal year 2009.

2	-	We terminated our ICC/VCC lease agreement with Astrium North America on August 28, 2007. There are no more cash obligations remaining.
3	-	Please see the “Subsequent Events” section of this document.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements, other than operating leases, that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Construction Contract Contingency

In August 2007, we entered into a $14.2 million modification to our existing Vandenberg construction contract. The modification requires us to complete the construction on the redesigned facility by September 30, 2009. The modification contains penalties of up to $3.0 million if we do not meet the contracted completion date. We have not established a reserve for this contingent liability.

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

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2007 we did not issue any unregistered securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the six months ended December 31, 2007 we did not have any defaults upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of shareholders was held on November 20, 2007. At the meeting the shareholders approved the following:

(a)          The amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock to 750,000,000 shares:

	For	Against	Broker Non Votes	Abstaining
Holders of Common Stock	32,528,740	1,141,217	0	13,718
Holders of Series C Convertible Preferred Stock	47,035	0	0	0

(b)         The authorization of the reverse stock split of the Common Stock in the ratio of one share of new Common Stock for each ten shares of old Common Stock and to amend the Amended and Restated Articles of Incorporation to decrease the number of authorized shares of Common Stock from 750,000,000 shares to 75,000,000 shares:

	For	Against	Broker Non Votes	Abstaining
Holders of Common Stock	33,404,898	264,539	0	14,238
Holders of Series C Convertible Preferred Stock	47,035	0	0	0

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

3	Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation of the Registrant filed with the Secretary of State of the state of Washington on November 26, 2007.

3.2	Amended and Restated Articles of Incorporation of the Registrant filed with the Secretary of State of the state of Washington on November 27, 2007.

3.3	Designation of Rights, Terms and Preferences of Series C Convertible Preferred Stock of the Registrant filed with the Secretary of State of the state of Washington on September 20, 2007.

4	Instruments Defining the Rights of Security Holders, including Indentures

4.1	Designation of Rights, Terms and Preferences of Series C Convertible Preferred Stock of the Registrant filed with the Secretary of State of the state of Washington on September 20, 2007.

4.2	Preemptive Rights Letter Agreement dated as of August 31, 2007 between the Registrant and Plainfield Special Situations Master Fund Limited

4.3	Preemptive Rights Letter Agreement dated as of August 31, 2007 between the Registrant and Lanphier Capital Management Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPACEHAB, INCORPORATED

Date: February 14, 2008	/s/Thomas B. Pickens, III
Thomas B. Pickens, III
Chief Executive Officer

/s/Brian K. Harrington
Brian K. Harrington
Senior Vice President and Chief Financial Officer