Form 10-K/A
period 2007-06-30
SPACEHAB INC \WA\
filed 2008-02-28
CIK 1001907

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

(713) 558-5000

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock (no par value)	NASDAQ Capital Market

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

YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of such stock on the NASDAQ Capital Market on such date of $0.65 was approximately $8,429,242 as of December 29, 2006.

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

EXPLANATORY NOTE

SPACEHAB, Incorporated is amending their Fiscal Year 2007 Form 10-K as a result of a reclassification of $6.3 million of restricted cash as a non current asset and the reclassification of $5.7 million of advances on a construction contract as a non current liability in accordance with ARB 43, Chapter 3, Section A, Paragraph 6 and 8. The reclassification of the $6.3 million of restricted cash included classifying the net change in restricted cash as a cash flow from operating activities in accordance with FAS 95. Amendment to this document in accordance with these standards is outlined in the subsequent pages below.

Note:  There are no other changes to the original Form 10-K filing other than those outlined in this document. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

PART II

Item 6.  Selected Financial Data.

The following table sets forth our selected consolidated financial data as of and for the years ended June 30, 2003, 2004, 2005, 2006, and 2007 restated. Such data has been derived from our consolidated financial statements audited by Ernst & Young LLP for the fiscal year ended June 30, 2003, by Grant Thornton LLP for the fiscal years ended June 30, 2004, 2005, and 2006, and by PMB Helin Donovan, LLP for fiscal year ended June 30, 2007. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and our Consolidated Financial Statements and Notes thereto included in this annual report. All amounts, except per share amounts, are in thousands.

	Years Ended June 30,
	2003	2004		2005		2006		2007
								Restated
Statement of Operations Data:
Revenue from operations	$94,963	$77,606	(3)	$59,401		$50,746		$52,762
Costs of revenue	78,791	45,678		47,158		46,855	(7)	51,029	(9)
Gross profit	16,172	31,928		12,243		3,891		1,733
Selling, general and administrative expenses	91,434 (1)	20,982	(4)	1,639	(5)	10,672		13,762	(9)
Research and development expenses	118	223		77		410		801
Income (loss) from operations	(75,380)	10,723		10,527		(7,191)		(12,830)
Interest expense, net of capitalized amounts and interest and other income	7,252	8,142		5,424		5,174	(8)	3,531

Net income (loss)	(81,775)	2,075		5,249		(12,397)		(16,292)
Net income (loss) per common share –basic	$(6.66)	$0.17		$0.42		$(0.97)		$(1.26)
Net income (loss) per common share – diluted	$(6.66)	$0.15		$0.37		$(0.97)		$(1.26)
Shares used in computing net income (loss) per common share – basic	12,285	12,450		12,613		12,744		12,920
Shares used in computing net income (loss) per common share – diluted	12,285	14,142		14,190		12,744		12,920
Cash dividends declared per common share	—	—		—		—		—

Other Data:
Cash provided by (used in) operations	$2,114	$5,273		$(7,153)		$3,984	(8)	$6,028	(10)
Cash provided by (used in) investing activities	3,037 (2)	5,019		17,683	(6)	(1,141)		(1,077)

Balance Sheet Data (at period end):

Working capital (deficit) surplus	$(4,750)	$(6,351)		$5,435		$2,753		$(6,105)
Total assets	121,356	99,925		101,951		85,450		72,475
Long-term debt, excluding current portion	80,056	66,942		64,885		63,250		52,944
Stockholders’ equity (deficit)	5,090	9,410		14,797		2,809		(13,131)

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

(10)         Includes $3.1 million advance from customer for in-flight insurance for STS-118 that was paid in July 2007 to the insurance carrier.

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

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Balance Sheet. Our total assets at June 30, 2007 were $72.5 million compared to total assets of $85.5 million at the end of fiscal year 2006. The following table sets forth the significant components of the balance sheet as of June 30, 2007, compared with 2006 (in thousands):

	2007 Restated	2006	Chg.
Assets:
Current assets	$19,644	$20,675	$(1,031)
Property and equipment (net)	43,884	61,637	(17,753)
Other assets (net)	8,947	3,138	(5,809)
Total	$72,475	$85,450
Liabilities and stockholders’ equity:
Current liabilities	$25,749	$17,922	$7,827
Long-term debt-less current portion	52,944	63,250	(10,306)
Other long-term liabilities	6,913	1,469	5,444
Stockholders’ equity	(13,131)	2,809	(15,940)
Total	$72,475	$85,450

Fiscal Year 2007 Restated Compared to Fiscal Year 2006. Current assets as of June 30, 2007 increased by $5.3 million as compared to June 30, 2006. This increase is primarily due to:

•                  Decrease in current assets of $1.0 million. These differences are attributed to:

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

•                  Decrease in other assets of $1.5 million is primarily a result of us valuing our inventory to market prices. This resulted in a non-cash write-down of the inventory by $1.7 million and the recording of a $1.0 million note receivable.

•                  Increase in prepaid expenses of $0.3 million.

The decrease in net property and equipment of $17.8 million from June 30, 2007 to June 30, 2006 resulted primarily from the write-down of our flight unit 2 module due to our analysis of the remaining shuttle flights and the potential need for our flight unit 2 module on these flights and depreciation.

The increase in other assets of $5.8 million from June 30, 2007 restated to June 30, 2006 resulted primarily from an increase in restricted cash attributable to a new contract to expand our payload processing facility in our Astrotech subsidiary which generated $6.3 million in restricted cash during fiscal year 2007, and a decrease in net deferred financing costs of approximately $0.5 million as a result of amortization of the deferred financing costs. Additionally, we had a non-cash valuation allowance of $0.1 million for our investment in Applied Astronautical Corporation offset by an increase in other assets of $0.1 million.

Our current liabilities increased by $7.8 million from June 30, 2006 to June 30, 2007. The following summarizes significant items:

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

Other long-term liabilities increased by $5.4 million at year end 2007 restated compared to year end 2006 primarily due to recognition of the long-term gain of the $1.6 million that was recorded in the fourth quarter of fiscal year 2005 due to the sale of our Cape Canaveral and Houston Headquarters facilities that will be recognized over the term of the leases offsetting advances on construction contract increased by $5.7 million from June 30, 2006 to June 30, 2007. The increase in advances on the construction contract was primarily due to receiving the initial milestone payments on our contract with a governmental agency to design and build a new processing facility and corresponding payments to subcontractors for work performed during the period.

Liquidity and Capital Resources

As of June 30, 2007 we had cash and restricted cash on hand of $16.0 million and our working capital was approximately ($5.5) million. Restricted cash, which consists of advance payments on a government contract to modify certain spacecraft processing facilities, totaled $6.3 million at June 30, 2007. For fiscal year 2007 restated we generated $6.0 million from operating activities. Our $5.0 million revolving credit facility expired as of February 11, 2007 and we elected not to renew the facility.

Our $10.3 million of outstanding 8.0% convertible notes are due on October 15, 2007 and our $52.9 million of 5.5% senior convertible notes are due in October 2010. A covenant in our 5.5% note indenture restricts us from using the proceeds from the sale or mortgage of our Astrotech Florida assets for purposes other than reducing outstanding balances on our credit facility, repaying our now extinguished mortgage loan, or redeeming outstanding 5.5% senior convertible notes. We do not have sufficient liquidity to repay the principal and interest on our 8.0% convertible notes and the interest on our 5.5% senior convertible notes when due on October 15, 2007 unless our Exchange Offer (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources) is successfully consummated.

Cash Flows From Operating Activities. Cash provided by (used in) operations for the years ended June 30, 2007 restated, 2006, and 2005 was $12.3 million, $4.0 million, and ($7.2) million, respectively. The significant items affecting the differences in cash flows from operating activities in fiscal year 2007 as compared to fiscal year 2006, and fiscal year 2006 compared to fiscal year 2005 are discussed below:

Fiscal Year 2007 Restated Compared to Fiscal Year 2006. For the fiscal year 2007 compared to fiscal year 2006, the significant items affecting cash provided by operating activities were:

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

•                  Fiscal year 2007 Restated cash flows from operations included an increase in restricted cash of $6.3 million due to advances received for the design and construction of a payload processing facility at our Vandenberg Air Force Base location.

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

Cash Flows From Investing Activities. For the years ended June 30, 2007 Restated, 2006, and 2005, cash flows provided by (used in) investing activities were ($1.1) million, ($1.1) million, and $17.7 million, respectively. The significant items affecting the differences in cash flows from investing activities in fiscal year 2007 compared to fiscal year 2006 and fiscal year 2006 compared to fiscal year 2005 are as follows:

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

•                  Fiscal year 2006 cash flows from investing activities included a decrease in cash securing credit facilities of $0.1 million for fiscal year 2006.

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

•                  Fiscal year 2006 cash flows from investing activities included a decrease of $1.0 million in cash securing credit facilities as compared to an increase in restricted cash of $0.5 million for fiscal year 2005.

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

/s/PMB HELIN DONOVAN LLP

Houston, Texas

September 5, 2007

except for Note 24 as to which the date is February 13, 2008

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

/s/GRANT THORNTON LLP

Houston, Texas

August 31, 2006

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,
	2007 Restated	2006
Assets
Current assets
Cash and cash equivalents	$9,724	$6,317
Accounts receivable, net	8,224	11,379
Inventory	695	2,369
Short term note receivable, net	95	—
Prepaid expenses and other current assets	906	610
Total current assets	19,644	20,675
Property and equipment
Flight assets	49,210	49,799
Capital improvements in progress	62	1,612
Payload processing facilities	42,588	42,571
Furniture, fixtures, equipment and leasehold improvements	18,869	18,275
	110,729	112,257
Less accumulated depreciation and amortization	(66,845)	(50,620)
Property and equipment, net	43,884	61,637
Restricted cash	6,282	—
Deferred financing costs, net	1,596	2,124
Long term note receivable, net	178	—
Other assets, net	891	1,014
Total assets	$72,475	$85,450
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Convertible subordinated notes payable – 8.0%	$10,306	$—
Mortgage loan payable, current portion	—	1,636
Accounts payable	1,494	1,598
Accounts payable- Astrium	2,955	3,386
Accrued interest	789	804
Accrued expenses	2,056	2,394
Accrued subcontracting services	3,669	6,562
Deferred gains on sale of buildings	221	221
Customer deposit	3,106	—
Deferred revenue, current portion	1,153	1,321
Total current liabilities	25,749	17,922
Advances on construction contract	5,722	—
Accrued contract costs and other	39	96
Deferred gains on sale of buildings	1,152	1,373
Convertible subordinated notes payable – 8.0%	—	10,306
Senior convertible subordinated notes payable – 5.5%	52,944	52,944
Total liabilities	85,606	82,641
Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, no par value, convertible, authorized 2,500,000 shares, issued and outstanding 1,333,334 shares, (liquidation preference of $12,000)	11,892	11,892
Common stock, no par value, 70,000,000 shares authorized 13,143,296 and 12,976,264 shares issued, respectively	84,122	84,030
Treasury stock, 116,100 shares at cost	(117)	(117)
Additional paid-in capital	544	284
Accumulated deficit	(109,572)	(93,280)
Total stockholders’ equity (deficit)	(13,131)	2,809
Total liabilities and stockholders’ equity	$72,475	$85,450

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

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of
Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Treasury Stock	Add’l. Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount	Capital	Income (Loss)	Deficit	(Deficit)

Balance at June 30, 2004	1,333,334	$11,892	12,688,062	$83,751	$(117)	$16	$—	$(86,132)	$9,410
Common Stock options exercised	—	—	27,250	24	—	—	—	—	24
Common Stock issued under employee stock purchase plan		—	—	65,967	114	—	—	—	114
Net income	—	—	—	—	—	—	—	5,249	5,249
Total comprehensive income									5,249

Balance at June 30, 2005	1,333,334	$11,892	12,781,279	$83,889	$(117)	$16	$—	$(80,883)	$14,797
Common Stock options exercised	—	—	17,000	15	—	—	—	—	15
Stock-based compensation	—	—	—	—	—	268	—	—	268
Common Stock issued under employee stock purchase plan		—	—	177,985	126	—	—	—	126
Net loss	—	—	—	—	—	—	—	(12,397)	(12,397)
Total comprehensive income									(12,397)

Balance at June 30, 2006	1,333,334	$11,892	12,976,264	$84,030	$(117)	$284	$—	$(93,280)	$2,809
Stock-based compensation	—	—	—	—	—	260	—	—	260
Common Stock issued under employee stock purchase plan		—	—	167,032	92	—	—	—	92
Net loss	—	—	—	—	—	—	—	(16,292)	(16,292)
Total comprehensive income									(16,292)

Balance at June 30, 2007	1,333,334	$11,892	13,143,296	$84,122	$(117)	$544	$—	$(109,572)	$(13,131)

See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Twelve Months Ended June 30,
	2007 Restated	2006	2005
Cash flows from operating activities
Net income (loss)	$(16,292)	$(12,397)	$5,249
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Nonrecurring item, net recovery related to RDM	—	—	(8,244)
(Increase) decrease in restricted cash	(6,282)	—	—
Stock-based compensation	260	268	—
Impairment of investment in AAC	100	—	—
Depreciation and amortization, including deferred debt issuance	6,362	6,062	5,526
Impairment of inventory	1,674	—	—
Write-off of debt placement fees	—	591	9
Loss on asset sales and write-offs	12,496	6,304	3
Recognition of deferred gain	(221)	(214)	(33)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	2,882	5,527	(9,028)
Decrease in prepaid expenses and other current assets	(296)	(22)	(198)
Increase in other assets	23	108	1,341
Decrease in deferred revenue	(168)	(490)	(5,429)
Decrease in accounts payable and accrued expenses and accounts payable-Astrium	(388)	(638)	(1,504)
(Decrease) increase in accrued subcontracting services and other	(2,893)	(990)	4,876
Increase in advances for construction contract	5,722	—	—
Increase in customer deposits	3,106	—	—
(Decrease) increase in long-term contracts costs and other liabilities	(57)	(125)	279
Net cash (used in) provided by operating activities	6,028	3,984	(7,153)
Cash flows from investing activities
Purchases of property, equipment and leasehold improvements	(577)	(2,111)	(3,429)
Proceeds received from sale of property and equipment	—	—	6,767
Proceeds from sales of investments	—	—	6,641
(Increase) decrease in cash securing credit facilities	—	970	(540)
Proceeds from contract indemnification	—	—	8,244
Payment for legal claim settlement	(500)	—	—
Net cash (used in) provided by investing activities	(1,077)	(1,141)	17,683
Cash flows from financing activities
Proceeds from issuance of Common Stock	92	142	138
Increase in deferred financing	—	(1,939)	(456)
Net repayments under revolving loan payable	—	—	(1,445)
Repayment of mortgage loan	(1,636)	(2,056)	(1,946)
Net cash used in financing activities	(1,544)	(3,853)	(3,709)
Net change in cash and cash equivalents	3,407	(1,010)	6,821
Cash and cash equivalents at beginning of period	6,317	7,327	506
Cash and cash equivalents at end of period	$9,724	$6,317	$7,327

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

The Company’s debt repayments are due as follows (in thousands):

	Balance
	6/30/2007	FY08	FY09	FY10	FY11	FY12
Convertible Subordinated Notes Payable – 8.0%	$10,306	$10,306	$	$—	$—	$—

Senior Convertible Notes Payable – 5.5%	52,944	—	—	—	52,944	$—
	$63,250	$10,306	$—	$—	$52,944

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

Stock Option Activity Summary

The following table summarizes the Company’s stock option plans, excluding the SMI plan:

	Non-qualified Options		1994 Plan		Directors’ Plan
	Shares Outstanding	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Exercise Price
Outstanding at June 30, 2004	4,166	$12.00	1,732,331	$4.27	330,000	$6.68
Granted	—	—	249,000	2.41	70,000	1.85
Exercised	—	—	(27,250)	0.91	—	—
Forfeited	(4,166)	12.00	(403,841)	4.77	(135,000)	10.06
Outstanding at June 30, 2005	—	$—	1,550,240	$3.89	265,000	$3.20
Granted	—	—	212,000	1.43	30,000	0.77
Exercised	—	—	(17,000)	0.87	—	—
Forfeited	—		(413,039)	5.28	(50,000)	7.00
Outstanding at June 30, 2006	—	$—	1,332,201	$3.11	245,000	$2.14
Granted	—	—	310,000	1.15	30,000	0.72
Exercised	—	—	—	—	—	—
Forfeited	—	—	(835,266)	2.48	(5,000)	(0.99)
Outstanding at June 30, 2007			$806,935	$2.81	270,000	$2.00

Options exercisable at:

June 30, 2005	—	$—	1,031,740	$5.04	210,000	$3.50
June 30, 2006	—	—	860,701	3.95	215,000	2.33
June 30, 2007	—	—	516,935	3.59	240,000	2.16

Weighted-average fair value (pursuant to FAS 123) at date of grant of options issued during the fiscal year ended
June 30, 2005	—	$—	249,000	$2.00	70,000	$1.49
June 30, 2006	—	—	212,000	1.39	30,000	0.70
June 30, 2007	—	—	310,000	0.54	30,000	0.98

	Options outstanding			Options exercisable
Range of exercise prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.700 – 1.150	404,000	6.48	$0.971	206,000	$0.869
1.430 – 2.410	274,000	6.59	1.899	152,000	1.993
2.600 – 5.125	386,000	2.33	4.513	386,000	4.513
11.750 – 11.750	12,935	0.00	11.750	12,935	11.750
	1,076,935	4.94	$2.606	756,935	$3.139

A summary of our stock option activity as of June 30, 2007 and changes during fiscal year 2007 are presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2006	1,577,201	$2.96	5.52	$—
Granted	340,000	$1.11	5.97	$—
Exercised	—	—	—	$—
Forfeited/Expired	(840,266)	$2.68	—	$—
Outstanding at June 30, 2007	1,076,935	$2.61	4.94	$—
Exercisable	756,935	$3.14	4.94	$—
Vested at June 30, 2007	756,935	$3.14	4.94	$—

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2). Information about the Company’s segments is as follows (in thousands):

Year ended June 30, 2007:			Net	Depreciation
		Income (loss)	Fixed	And
	Revenue	before income taxes	Assets	Amortization
Flight Services	$34,422	$(7,637)	$705	$3,612
Government Services	5,965	909	—	—
Astrotech	12,136	1,989	42,633	2,088
Other	239	(11,622)	546	662
	$52,762	$(16,361)	$43,884	$6,362

Year ended June 30, 2006:			Net	Depreciation
		Income (loss)	Fixed	And
	Revenue	before income taxes	Assets	Amortization
Flight Services	$33,275	$(1,678)	$16,784	$3,219
Government Services	5,518	475	-	-
Astrotech	11,061	2,541	44,228	2,149
Other	892	(13,703)	625	694
	$50,746	$(12,365)	$61,637	$6,062

Year ended June 30, 2005:			Net	Depreciation
		Income (loss)	Fixed	And
	Revenue	before income taxes	Assets	Amortization
Flight Services	$42,144	$15,376	$27,329	$2,768
Government Services	6,093	896	50	24
Astrotech	10,367	2,079	45,710	2,087
Other	797	(13,248)	558	647
	$59,401	$5,103	$73,647	$5,526

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

Restricted cash is excluded from current assets under ARB 43 as resources designated for the expenditure in the acquisition or construction of non current assets and is classified as other assets. The liability for advances of such construction contract is included as a non current liability.

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

Item 9B.  Other Information.

None to report for the period ended June 30, 2007.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

1.	The following documents are filed as part of the report:

a.	Financial Statements.

	The following consolidated financial statements of SPACEHAB, Incorporated and its wholly-owned and majority-owned subsidiaries and related notes, are set forth herein as indicated below.
		Page
	Report of PMB Helin Donovan LLP, Independent Registered Public Accounting Firm	22
	Report of Grant Thornton LLP, Independent Registered Public Accounting Firm	23
	Consolidated Balance Sheets	24
	Consolidated Statements of Operations	25
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)	26
	Consolidated Statements of Cash Flows	27
	Notes to Consolidated Financial Statements	28

2.	Financial Statement Schedules	47

3.	Exhibits	48

Exhibit No.		Description of Exhibit

(2)		Articles of Incorporation and Bylaws

2.1**

Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

2.2**

Bylaws of the Registrant (incorporated by reference to the Registrant’s registration statement on Form S-1, File No. 33- 97812, and all amendments thereto, filed with the Securities and Exchange Commission on October 5, 1995)

(4)		Instruments Defining the Rights of Security Holders, including Indentures

4.1**

Designation of Rights, Terms and Preferences of Series B Senior Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

4.2**

Preferred Stock Purchase Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 2, 1999 (incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999)

4.3**

Registration Rights Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 5, 1999 (incorporated by reference to Exhibit 4.3 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999)

4.4**

Indenture dated as of October 15, 1997 between the Registrant and First Union National Bank, as Trustee, relating to the Registrant’s 8% Convertible Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-43221) filed with the Securities and Exchange Commission on December 24, 1997)

(10)		Material Contracts

10.1**

Letter Agreement dated August 15, 1995, by and between the Registrant and Mitsubishi Corporation (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-97812) filed with the Securities and Exchange Commission on October 5, 1995)

10.2**

SPACEHAB, Incorporated 1995 Directors’ Stock Option Plan as amended and restated effective October 21, 1997 (incorporated by reference to Exhibit B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 12, 1997)

10.3**

Office Building Lease Agreement, dated October 6, 1993, between Astrotech and the Secretary of the Air Force (Lease number SPCVAN – 2-94-001) (incorporated by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed with the Securities and Exchange Commission on September 12, 1997)

10.4**

SPACEHAB, Incorporated 1994 Stock Incentive Plan as amended and restated effective October 14, 1999 (incorporated by reference to Exhibit 10.90 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission on September 17, 1999)

10.5**

Agreement, dated September 30, 2004, between the Registrant and Dr. Shelley A. Harrison (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.6**

Lease for property at 300 D Street, SW, Suite#814, Washington, DC, dated as of December 16, 1998, by and between the Registrant and The Washington Design Center, LLC (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.7**

Sublease Agreement, dated as of July, 2002, between the Registrant and The Boeing Company (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.8**

SPACEHAB, Incorporated 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit C of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 12, 1997)

10.9**

Agreement between Astrotech Space Operations, Inc. and McDonnell Douglas Corporation, dated January 7, 2000 (incorporated by reference to Exhibit 10.103 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 12, 2000)

10.10**

Agreement between Astrotech Space Operations, Inc. and Lockheed Martin Commercial Launch Services, Inc., dated January 24, 2000 (incorporated by reference to Exhibit 10.104 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 12, 2000)

10.11**

Credit agreement dated as of August 30, 2001 by and between Astrotech Florida Holdings, Inc. and SouthTrust Bank (incorporated by reference to Exhibit 10.114 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed with the Securities and Exchange Commission on November 8, 2001)

10.12**

Employment and Non-Interference Agreement, dated as of April 1, 2003, between the Registrant and Michael E. Kearney (incorporated by reference to Exhibit 10.119 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003)

10.13**

First amendment to the Credit Agreement dated as of August 30, 2001 by and between Astrotech Florida Holdings, Inc. and SouthTrust Bank (incorporated by reference to Exhibit 10.122 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 filed with the Securities and Exchange Commission on February 13, 2004)

10.14**

Employment and Non-Interference Agreement, dated as of January 9, 2004, between the Registrant and Brian K. Harrington (incorporated by reference to Exhibit 10.123 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 12, 2004)

10.15**

50 Year Lease, dated as of February 1, 1991, between the Registrant and Canaveral Port Authority (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.16**

Commercial Contract, dated as of March 3, 2005, between the Registrant and Tamir Silvers, LLC (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.17**

Lease Agreement, dated as of February 18, 2005, between the Registrant and R & H Investments, a California partnership (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.18**

Fixed Price Subcontract 889208 for Wideband Gapfiller Satellite Program Launch Site Payload Processing Facilities and Services, dated as of January 18, 2005, between Boeing Satellite Systems, Inc. and Astrotech Space Operations, Inc. (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.19**

Loan Agreement, dated as of February 11, 2005, between the Registrant and First American Bank, SSB (incorporated by reference to Exhibit 10.125 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 filed with the Securities and Exchange Commission on February 14, 2005)

10.20**

Letter Contract No. GF80726B11, dated as of February 18, 2004, between the Registrant and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.23 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.21**

ISS Program Integration and Control Contract, between SPACEHAB Government Services, Inc. and ARES Corporation (incorporated by reference to Exhibit 10.24 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.22**

Asset Purchase Agreement, dated as of December 19, 2000, between the Registrant and Astrium GmbH. (incorporated by reference to Exhibit 10.27 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.23**

Amendment No. 1 to Asset Purchase Agreement, dated as of December 19, 2000, between the Registrant and Astrium GmbH, dated July 3, 2001 (incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.24**

Lease Agreement, dated as of February 28, 2001, between the Registrant and Astrium GmbH (incorporated by reference to Exhibit 10.29 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.25**

Binding Term Sheet, dated as of December 19, 2001, between the Registrant and Astrium GmbH, amending the Lease Agreement, dated as of February 28, 2001, between the Registrant and Astrium GmbH (incorporated by reference to Exhibit 10.30 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.26**

Lease Agreement, dated as of July 3, 2001, between the Registrant and Astrium GmbH (incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.27**

Agreement No. 48801 for Provision of Payload Processing Facilities and Support in Conjunction with Commercial Atlas Launches, between Astrotech Space Operations, Inc. and Lockheed Martin Commercial Launch Services, Inc. (incorporated by reference to Exhibit 10.32 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.28**

Contract No. NNK04LA75C, dated as of July 2, 2004, between Astrotech Space Operations, Inc. and John F. Kennedy Space Center, NASA (incorporated by reference to Exhibit 10.33 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.29**

Agreement and Statement of Work, dated as of April 25, 1996 and as amended by Amendment No. 3 as of December 6, 2002, between Astrotech Space Operations, Inc. and Sea Launch Company, L.L.C. (incorporated by reference to Exhibit 10.34 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.30**

Employment and Non-Interference Agreement, dated as of May 12, 2005, between the Registrant and Michael E. Bain (incorporated by reference to Exhibit 10.35 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.31**

Employment and Non-Interference Agreement, dated as of May 12, 2005, between the Registrant and E. Michael Chewning (incorporated by reference to Exhibit 10.36 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.32**

Settlement Agreement and Mutual Release of All Claims, dated as of May 25, 2005, among the Registrant and Lloyd’s of London, Goshawk Syndicate No. 102, Euclidian Syndicate No. 1243, Ascot Underwriting Ltd. Syndicate No. 1414, and R.J. Kiln Syndicate No. 510 (incorporated by reference to Exhibit 10.37 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.33**

Lease No. SPCVAN-2-94-0001, between the Secretary of the Air Force and Astrotech Space Operations, L.P. (incorporated by reference to Exhibit 10.39 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.34**

Strategic Collaboration Agreement, dated as of August 5, 1999, between the Registrant and DaimlerChrysler Aerospace AG (incorporated by reference to Exhibit 10.40 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.35**

Guaranty Agreement, dated as of August 30, 2001, between the Registrant and SouthTrust Bank (incorporated by reference to Exhibit 10.41 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.36**

Guaranty Agreement, dated as of August 30, 2001, between Astrotech Space Operations, Inc. and SouthTrust Bank (incorporated by reference to Exhibit 10.42 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.37**

Stock Pledge and Security Agreement, dated as of August 30, 2001, between the Registrant and SouthTrust Bank (incorporated by reference to Exhibit 10.43 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.38**

Stock Pledge and Security Agreement, dated as of August 30, 2001, between Astrotech Space Operations, Inc. and SouthTrust Bank (incorporated by reference to Exhibit 10.44 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.39**

Assignment of CLIN 1 Rights, dated as of August 30, 2001, between Astrotech Space Operations, Inc. and SouthTrust Bank (incorporated by reference to Exhibit 10.45 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.40**

Termination Agreement, dated as of June 1, 2004, between the Registrant and Vladimir J. Fishel (incorporated by reference to Exhibit 10.46 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.41**

Memorandum of Understanding, dated as of June 8, 2005, between the Registrant and SMH Capital Advisors, Inc. (incorporated by reference to Exhibit 10.47 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.42**

Space Media, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.48 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.43**

First Amendment to Loan Agreement (incorporated by reference to Exhibit 10.49 of the Registrant’s Current Report on 8-K filed with the Securities Exchange Commission on November 10, 2005), effective September 30, 2005 between SPACEHAB, Incorporated (the “Borrower”) and Citibank Texas, N.A., formerly known as First American Bank, SSB (the “Lender”), as executed on November 10, 2005

10.44**

Second Amendment to Loan Agreement (incorporated by reference to Exhibit 10.50 of the Registrant’s Current Report on 8-K filed with the Securities Exchange Commission on March 3, 2006), dated February 11, 2006 between SPACEHAB, Incorporated (the “Borrower”) and Citibank Texas, N.A., formerly known as First American Bank, SSB (the “Lender”), as executed on February 28, 2006

10.45**

Separation Agreement and Mutual Release, dated as of December 15, 2006, between the Registrant and Michael E. Kearney (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2006)

10.46**

Separation Agreement and Mutual Release, dated as of January 19, 2007, between the Registrant and Michael E. Bain (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on 10-Q, filed with the Securities and Exchange Commission on February 14, 2007)

10.47**

Separation Agreement and Mutual Release, dated as of January 19, 2007, between the Registrant and E. Michael Chewning (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on 10-Q, filed with the Securities and Exchange Commission on February 14, 2007)

10.48**

Employment and Non-Interference Agreement, dated as of June 4, 2007, between the Registrant and Michael J. Bowker (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 12, 2007)

	10.49**	Contract No. NNK07LA79C, dated as of June 15, 2007, between Astrotech Space Operations, Inc. and NASA Kennedy Space Center

(16)		Letter Regarding Change in Certifying Accountant

16.1**

Letter from Grant Thornton LLP regarding change in certifying accountant, dated January 18, 2007 (incorporated by reference to Exhibit 16 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2007)

(21)		SPACEHAB, Incorporated and Subsidiaries – Subsidiaries of the Registrant

(23)		Consents of Experts and Counsel

	23.1**	Consent of PMB Helin Donovan LLP

	23.2**	Consent of Grant Thornton LLP

(31)		Rule 13a-14(a) Certifications

	31.1**	Certification of Thomas B. Pickens, III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, file herewith

31.2**

Certification of Brian K. Harrington, the Company’s Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, file herewith

(32)		Section 1350 Certifications

	32.1**	Certification of Thomas B. Pickens, III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, file herewith

32.2**

Certification of Brian K. Harrington, the Company’s Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, file herewith

(99)		Additional Exhibits

	99.1**	Schedule II – Valuation and Qualifying Accounts

**previously submitted

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPACEHAB, Incorporated

	By:	/s/Thomas B. Pickens, III
Thomas B. Pickens, III
Chief Executive Officer and Director

Date: February 28, 2008

	By:	/s/Brian K. Harrington
Brian K. Harrington
Senior Vice President and
Chief Financial Officer

Date: February 28, 2008