Form 10-Q/A
period 2007-09-30
SPACEHAB INC \WA\
filed 2008-03-04
CIK 1001907

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

As of November 8, 2007 there were 45,648,377 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

SPACEHAB, Incorporated is amending their three months ended September 30, 2007 Form 10-Q as a result of a reclassification of $14.6 million of restricted cash as a non current asset and the reclassification of $13.3 million of advances on a construction contract as a non current liability in accordance with ARB 43, Chapter 3, Section A, Paragraph 6 and 8. The reclassification of the $14.6 million of restricted cash included classifying the net change in restricted cash of $8.3 million as a cash flow from operating activities in accordance with FAS 95. Amendment to this document in accordance with these standards is outlined in the subsequent pages below.

The Company also reclassified its pro forma presentation of Capitalization assuming its Exchange Transaction consummated on October 5, 2007 and conversion of its Series C Convertible Preferred Stock which were consummated on November 29, 2007, had closed as of September 30, 2007 to recognize gain on the induced conversion of convertible debt in accordance with FAS 84, and gain of the induced conversion of preferred stock in accordance with EITF D42.

Note: There are no other changes to the original Form 10-Q filing other than those outlined in this document. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures therein in any way other then as required to reflect the amendment set forth below.

PART I:  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	June 30,
	2007	2007
	(unaudited)
ASSETS
Cash and cash equivalents	$2,561	$9,724
Accounts receivable, net	6,557	8,224
Inventory	695	695
Short term note receivable, net	106	95
Prepaid expenses and other current assets	1,398	906
Total current assets	11,317	19,644
Property and equipment, net of accumulated depreciation and amortization of $67,832 and $66,845, respectively	43,102	43,884
Restricted Cash	14,631	6,282
Deferred financing costs, net	1,465	1,596
Long term note receivable, net	193	178
Other assets, net	1,149	891
Total assets	$71,857	$72,475
LIABILITIES AND STOCKHOLDERS’ EQUITY
Convertible subordinated notes payable — 8.0%	$10,306	$10,306
Accounts payable	2,147	1,494
Accounts payable-EADS	324	2,955
Accrued interest	1,723	789
Accrued expenses	1,495	2,056
Accrued subcontracting services	1,313	3,669
Deferred gains on sale of buildings	221	221
Customer deposits	—	3,106
Deferred revenue	998	1,153
Total current liabilities	18,527	25,749
Advances on construction contract	13,257	5,722
Accrued contract cost and other	76	39
Deferred gains on sale of buildings	1,096	1,152
Senior convertible 5.5% notes payable	52,944	52,944
Total liabilities	85,900	85,606
Commitments and contingencies
Stockholders’ equity
Preferred Stock, no par value, convertible, authorized 2,500,000 shares, issued and 1,333,334 shares, (liquidation preference of $12,000)	11,892	11,892
Common stock, no par value, 70,000,000 shares authorized, 13,143,296 and 13,143,296 shares issued, respectively	84,122	84,122
Treasury stock, 116,100 shares, at cost	(117)	(117)
Additional paid-in capital	488	544
Accumulated deficit	(110,428)	(109,572)
Total stockholders’ deficit	(14,043)	(13,131)
Total liabilities and stockholders’ deficit	$71,857	$72,475

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share data)

	Three Months
	Ended September 30,
	2007	2006
Revenue	$8,596	$14,898
Costs of revenue	6,437	11,133
Gross profit	2,159	3,765
Operating expenses:
Selling, general and administrative	1,814	2,687
Research and development	318	192
Total operating expenses	2,132	2,879
Income from operations	27	886
Interest expense	(1,067)	(1,080)
Interest and other income, net	184	162
Loss before income taxes	(856)	(32)
Income tax expense	—	—
Net income (loss)	$(856)	$(32)
Loss per share:
Net loss per share — basic	$(0.07)	$0.00
Shares used in computing net loss per share — basic	13,027,196	12,860,810

Net loss per share — diluted	$(0.07)	$0.00
Shares used in computing net loss per share — diluted	13,027,196	12,860,810

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net loss	$(856)	$(32)
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Stock-based compensation	(56)	78
Depreciation and amortization, including debt issuance cost of $0.1 million for each period	1,117	1,591
Recognition of deferred gain	(56)	(55)
Changes in assets and liabilities:
Decrease (increase) in restricted cash	(8,349)	—
Decrease (increase) in accounts receivable	1,641	(1,534)
Increase in prepaid expenses and other current assets	(492)	(193)
Increase in other assets	(258)	(27)
(Decrease) increase in deferred revenue	(155)	458
Decrease in accounts payable, accounts payable-EADS, accrued interest, and accrued expenses	(1,605)	(993)
Increase in advances from construction contract	7,535	—
(Decrease) increase in customer deposits	(3,106)	3,093
(Decrease) increase in accrued subcontracting services and other	(2,356)	1,593
Increase in long-term accrued contract costs and other liabilities	37	63
Net cash provided by operating activities	(6,959)	4,042
Cash flows from investing activities
Purchases of property, equipment and leasehold improvements, net of reimbursements	(204)	(70)
Increase in restricted cash	—	—
Net cash used in investing activities	(204)	(70)
Cash flows from financing activities
Payment of mortgage loan	—	(533)
Proceeds from issuance of common stock, net of expenses	—	37
Net cash used in financing activities	—	(496)
Net change in cash and cash equivalents	(7,163)	3,476
Cash and cash equivalents at beginning of period	9,724	6,317
Cash and cash equivalents at end of period	$2,561	$9,793

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

Short Term Liquidity Issues

As of September 30, 2007 we had cash and restricted cash on hand of $17.2 million and our working capital deficit was $5.8 million. Restricted cash, which consists of advance payments on a government contract to modify certain spacecraft processing facilities, totaled $14.6 million at September 30, 2007. We carry a current liability of $13.3 million for obligations under this construction contract and treat restricted cash and the offsetting liability as non current items. For the three months ended September 30, 2007 we generated $1.4 million from operating activities. Our $5.0 million revolving credit facility expired as of February 11, 2007 and we elected not to renew the facility. We do not currently have a credit facility.

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

A Summary of Revenue Recognition Methods Follows:

Business Segment	Services/Products Provided	Contract Type	Method of Revenue Recognition
SPACEHAB Flight Services	Commercial Space Habitat Modules, Integration & Operations Support Services	Firm Fixed Price	Percentage-of-completion based on costs incurred
Astrotech Space Operations	Payload Processing Facilities	Firm Fixed Price — Mission Specific	Ratably, over the occupancy period of a satellite within the facility from arrival through launch

		Firm Fixed Price — Guaranteed Number of Missions	Ratably, for multi-year contract payments recognized over the contract period
SPACEHAB Government Services	Configuration Management, Engineering Services	Cost Plus Award/Fixed Fee	Earned as reimbursable costs incurred plus award/fixed fee

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

Restricted cash is excluded from current assets under ARB 43 as resources designated for expenditure in the acquisition or construction of non current assets and is classified as an other asset. The liability for advances of such construction contract is included as a non current liability.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A — “Risk Factors” included in our 2007 Annual Report Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements.

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

Financial Summary

SPACEHAB’s first quarter operating results was a $0.9 million loss. For the first quarter of fiscal year 2006 we recorded a net loss of $0.03 million.

The following table illustrates financial highlights for the quarters ended September 30, 2007 and September 30, 2006:

			Percent
For the Three Months Ended	2007	2006	Change
	(in millions except per share amounts)
September 30:
Revenue	8.6	14.9	(42)%
Net loss	(856)	—
Diluted EPS	(0.07)	—
As of September 30:
Cash and Cash Equivalents*	2.6	9.8	(73)%
Total Debt	63.4	64.4	(2)%
Stockholders Equity (deficit)	(14.0)	2.9	(582)%

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

Cash Flows From Operating Activities. Cash used by operations for the three months ended September 30, 2007 was $7.0 million compared to cash provided by operations of $4.0 million for the three months ended September 30, 2006. The significant items affecting the differences in cash flows from operating activities for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 are discussed below:

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

•                  Restricted cash, a non current asset, increased by $8.3 million during the three months ended September 30, 2007.

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

Cash Flows From Investing Activities. For the three months ended September 30, 2007 and 2006, cash flows used in investing activities were $0.2 million and $0.1 million, respectively. The significant items affecting the differences in cash flows from investing activities for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 were purchases of property and equipment of $0.2 million for the three months ended September 30, 2007 as compared to $0.1 million for the three months ended September 30, 2006. This difference was primarily due to capital expenditures for our Astrotech facility in Florida for ongoing capital programs.

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

As of September 30, 2007 we had cash and restricted cash on hand of $17.2 million and our working capital deficit was $5.8 million. Restricted cash, which consists of advance payments on a government contract to modify certain spacecraft processing facilities and is carried as a non current asset, totaled $14.6 million at September 30, 2007. We carry a non current liability of $13.3 million for obligations under this construction contract. For the three months ended September 30, 2007 our operating activities use cash of $8.4 million. Our $5.0 million revolving credit facility expired as of February 11, 2007 and we elected not to renew the facility. We do not currently have a credit facility.

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

Our contractual obligations as of September 30, 2007 are as follows (in thousands):

	At	Remaining in	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	September 30,	Fiscal Year	Year	Year	Year	Year	Year
Contractual Obligations	2007	2008	2009	2010	2011	2012	2013	Thereafter
Short-term Debt (3)	$10,306	$10,306	$—	$—	$—	$—	$—	$—
Long-term Debt (3)	52,944	$—	$—	$—	$52,944	$—	$—	$—
ICC/VCC (2)	$—	$—	$—	$—	$—	$—	$—	$—
Operating leases (1)	10,916	999	970	982	769	547	548	6,101
Total Contractual Cash Obligations (2) (excluding interest payments)	$74,166	$11,305	$970	$982	$53,713	$547	$548	$6,101

1.     For the remainder of fiscal year 2008 we expect to receive net payments of $0.2 million for sub leases. For fiscal year 2009 the Company expects to receive net payments of approximately $0.1 million. There are currently no subleases beyond fiscal year 2009.

2.     We terminated our ICC/VCC lease agreement with Astrium North America on August 28, 2007. There are no more cash obligations remaining.

3.     Please see the “Subsequent Events” section of this document.

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

	September 30, 2007
(amounts in thousands except share and per share data)	Reported	Pro Forma
Cash & Investments:
Cash and cash equivalents (excluding restricted cash)	$2,561	$2,561

Capitalization:
Debt:
8.0% Subordinated Convertible Notes due October 15, 2007 (4)	10,306	2,867
5.5% Senior Convertible notes due October 15, 2010	52,944	6,861
Total debt	$63,250	$9,728
Shareholders equity:
Preferred stock, no par value, 2,500,000 shares authorized
Series B Convertible Preferred Stock, 1,333,334 shares issued and outstanding at March 31, 2007 (liquidation preference of $12,000)	11,892	—
Series C Convertible Preferred Stock, 61,550 shares issued and outstanding on pro forma basis, convertible into 89,924,258 common shares, no liquidation preference (1) (2)	—	—
Common stock, no par value, 70,000,000 shares authorized, 13,027,196 shares outstanding at September 30, 2007 and 45,648,377 shares pro forma	84,122	182,390
Treasury stock, 116,100 shares at cost	(117)	(117)
Additional paid-in capital	488	488
Accumulated deficit (3) (5)	(110,428)	(147,167)
Total stockholders equity	(14,043)	35,594
Total Capitalization	$49,207	$45,322

1.               Common stock is valued at $0.35 per share as of the pro forma date of the exchange.

2.               Each share of Series C Convertible Preferred Stock will convert into 1,461 shares of common stock.

3.               Deficit on pro forma basis includes financing costs of $1,922.

4.               The remaining $2,867 of 8% Subordinated Convertible Notes were redeemed for cash at their maturity on October 15, 2007.

5.               A non cash debt conversion expense of $31,473 is to be recognized on the exchange measured as the value as of the date of the exchange of the Series C convertible preferred stock issued as an inducement for conversion of the convertible debt.

6.               Accumulated deficit is increased by a deemed dividend of $3,344 to the Series B convertible preferred stockholders for the Series C convertible preferred stock issued as an inducement for conversion of the preferred stock.

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

SPACEHAB, INCORPORATED

Date: March 4, 2008	/s/Thomas B. Pickens, III
Thomas B. Pickens, III
Chief Executive Officer

/s/Brian K. Harrington
Brian K. Harrington
Senior Vice President and Chief Financial Officer