Form 10-Q
period 2008-03-31
SPACEHAB INC \WA\
filed 2008-05-14
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

As of May 14, 2008 there were 13,857,413 shares of the registrant’s common stock outstanding.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

MARCH 31, 2008 QUARTERLY REPORT ON FORM 10-Q

DEFINITIONS

As used in this Form 10-Q, the abbreviations and acronyms contained herein have the meanings set forth below. Additionally, the terms “SPACEHAB”, “the Company”, “we”, “us” and “our” refer to SPACEHAB, Incorporated and its subsidiaries, unless the context clearly indicates otherwise.

1994 Plan	1994 Stock Incentive Plan
ARCTUS	Advanced Research and Conventional Technology Utilization Spacecraft
Astrium	Astrium GmbH
Astrotech	Astrotech Space Operations
Boeing	The Boeing Company
CMC	Cargo Mission Contract
COTS	Commercial Orbital Transportation Services
Common stock	SPACEHAB common stock
EPS	Earnings Per Share
ESP2	External Stowage Platform 2
FASB	Financial Accounting Standards Board
GSA	General Services Administration
ICC	Integrated Cargo Carrier
IDIQ	Indefinite-Delivery, Indefinite-Quantity
IP	Intellectual Property
IRS	Internal Revenue Service
ISS	International Space Station
IT	Information Technology
Lockheed Martin	Lockheed Martin Corporation
MMS	Mini Mass Spectrometer
NASA	National Aeronautics and Space Administration
NRO	National Reconnaissance Office
PI&C	Program Integration and Control
RDM	Research Double Module
RSC Energia	Rocket Space Corporation-Energia
SAB	Staff Accounting Bulletin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SES	SPACEHAB Engineering Services
SFS	SPACEHAB Flight Services
SGS	SPACEHAB Government Services
SMI	Space Media, Inc.
SMI Plan	Space Media, Inc. Stock Option Plan
SPF	Spacecraft Processing Facility
VAFB	Vandenberg Air Force Base
VCC	Vertical Cargo Carrier

PART I:  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	June 30,
	2008	2007
	(unaudited)	restated
ASSETS
Cash and cash equivalents	$2,037	$9,724
Accounts receivable, net	10,429	8,224
Inventory	695	695
Short term note receivable, net	106	95
Prepaid expenses and other current assets	875	906
Total current assets	14,142	19,644
Property and equipment, net of accumulated depreciation and amortization of $68,968 and $53,546 respectively	42,008	43,884
Restricted cash	6,511	6,282
Deferred financing costs, net	300	1,596
Long term note receivable, net	760	178
Other assets, net	513	891
Total assets	$64,234	$72,475
LIABILITIES AND STOCKHOLDERS’ EQUITY
Convertible 8% subordinated notes payable	$—	$10,306
Term note payable – current	267	—
Accounts payable	1,179	1,494
Accounts payable – Astrium	1,580	2,955
Accrued interest	176	789
Accrued expenses	1,317	2,056
Accrued subcontracting services	—	3,669
Deferred gains on sale of buildings	221	221
Customer deposits	—	3,106
Accrued incentive compensation – current	108	—
Deferred revenue, current portion	643	1,153
Total current liabilities	5,491	25,749
Accrued contract cost and other	—	39
Advances on construction contract	11,546	5,722
Deferred gains on sale of buildings	986	1,152
Senior convertible 5.5% notes payable	6,861	52,944
Term note payable – non-current	3,711	—
Accrued incentive compensation – non-current	52	—
Total liabilities	28,647	85,606
Stockholders’ equity
Preferred stock, no par value, authorized 2,500,000 shares, 1,333,334 and 0 shares issued, respectively (liquidation preference of $12,000 issued as of June 30, 2007)	—	11,892
Common stock, 75,000,000 and 7,000,000 shares authorized, respectively; 13,869,023 and 1,322,141 shares issued, respectively	182,558	84,122
Treasury stock, 11,610 and 11,610 shares, respectively at cost	(117)	(117)
Additional paid-in capital	596	544
Accumulated (deficit)	(147,450)	(109,572)
Total stockholders’ equity (deficit)	35,587	(13,131)
Total liabilities and stockholders’ equity	$64,234	$72,475

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Revenue	$6,588	$12,183	$19,494	$39,932
Costs of revenue	4,158	9,757	15,050	31,962
Gross profit	2,430	2,426	4,444	7,970
Operating expenses:
Selling, general and administrative	2,311	2,597	6,324	7,963
Research and development	593	177	1,355	542
Total operating expenses	2,904	2,774	7,679	8,505
Income (loss) from operations	(474)	(348)	(3,235)	(535)
Interest expense	(119)	(1,068)	(1,232)	(3,225)
Debt conversion expense	(3)	—	(30,194)	—
Interest and other income, net	112	221	478	624
Income (loss) before income taxes	(484)	(1,195)	(34,183)	(3,136)
Income tax (expense) benefit	(350)	—	(350)	69
Net income (loss)	$(834)	$(1,195)	$(34,533)	$(3,067)
Income (loss) per share:
Net income (loss) per share – basic and diluted	$(0.06)	$(0.92)	$(4.92)	$(2.37)
Shares used in computing net loss per share – basic	13,644,707	1,296,830	7,702,328	1,291,603

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(34,533)	$(3,067)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash debt conversion expense	30,194	—
Stock-based compensation	212	218
Common stock paid for services	168	—
Depreciation and amortization, including debt issuance cost of $0.1 million and $0.3 million	2,162	4,771
Recognition of deferred gain	(166)	(166)
Changes in assets and liabilities:
Increase in restricted cash	(229)	(7,181)
Increase in accounts receivable	(2,798)	(410)
Increase in prepaid expenses and other current assets	(671)	(210)
(Increase) decrease in other assets	317	(35)
Increase (decrease) in deferred revenue	(510)	76
Increase (decrease) in accounts payable, accounts payable-Astrium, accrued interest, and accrued expenses	(1,668)	1,051
Increase (decrease) in customer deposits	(3,106)	3,106
Increase (decrease) in accrued subcontracting services and other	(3,612)	2,708
Increase in advance on construction contract	5,646	7,143
Decrease in long-term accrued contract costs and other liabilities	(96)	(18)
Net cash provided by (used in) operating activities	(8,690)	7,986
Cash flows from investing activities
Purchases of property, equipment and leasehold improvements, net of reimbursements	(108)	(414)
Net cash used in investing activities	(108)	(414)
Cash flows from financing activities
Payment of mortgage loan	—	(1,636)
Proceeds from term loan	3,978	—
Payment of Junior Notes not participating in exchange	(2,867)	—
Proceeds from issuance of common stock, net of expenses	—	75
Net cash used in financing activities	1,111	(1,561)
Net change in cash and cash equivalents	(7,687)	6,011
Cash and cash equivalents at beginning of period	9,724	6,317
Cash and cash equivalents at end of period	$2,037	$12,328

Non-cash investing and financing activities:
Issuance of common stock for bonds	$83,031	$—
Issuance of common stock for preferred stock	$11,892	$—
Deemed dividend related to induced conversion of preferred shares	$3,344	$—
Cash paid for interest	$340	$1,868
Cash paid for income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.  The Company

For more than 20 years, SPACEHAB, Inc. has provided a full spectrum of space-related products and services to both the government and private sectors. The Company offers spacecraft processing facilities and services, space access and payload integration services, production of valuable commercial products in space, development and extension of space-based products to the commercial consumer market, and program and engineering support ranging from development and manufacturing of flight hardware and mockups to large scale government project management. Specific services include:

•      Facilities and support services necessary for the preparation of satellites and payloads for launch;

•      Expertise in qualifying hardware for spaceflight and the habitability and occupational challenges of space;

•      Engineering, analysis, and payload operations services;

•      Program integration and control;

•      Microgravity processing and life science product development; and,

•      Product design, development, and fabrication.

A substantial portion of our revenue has been generated under contracts with NASA and our contracts are subject to periodic funding allocations by the agency. NASA’s funding is dependent on receiving annual appropriations from the U.S. Government. During the fiscal years ended June 30, 2007, 2006, and 2005 approximately 84%, 80%, and 81% of our revenues were generated under U.S. Government contracts, respectively.

Our Business

Our Company is comprised of four primary businesses providing the following products and services to the government and commercial markets. These SPACEHAB businesses included:

SPACEHAB Flight Services (SFS). Historically, SFS offered a range of engineering, research, logistics, integration, operations, and ground support services supporting our space shuttle module and pallet assets. At this time, there are no more scheduled missions to be performed under this business segment as the shuttle space transportation system nears retirement. During the third quarter of fiscal year 2008, the Company recognized residual SFS activity from previous missions and continues to retain its space shuttle assets.

Astrotech Space Operations, Inc. Astrotech provides services and facilities in support of the final assembly, checkout, and countdown functions associated with preparing our customers’ multi-million dollar spacecraft for launch on expendable launch vehicles. Astrotech currently has long-term contracts in place with NASA, United Launch Alliance, National Reconnaissance Office and Sea Launch, LLC. During fiscal year 2007, Astrotech accounted for 23% of our consolidated revenues.

SPACEHAB Engineering Services, Inc. (SES) Formerly SPACEHAB Government Services, SES provides large scale program technical support and specialized engineering analysis, products, and services to NASA and other government customers. Our Engineering Services business unit derives most of its revenue providing configuration and data management services within NASA’s Program Integration and Control (“PI&C”) contract for the International Space Station (“ISS”).

SPACETECH, Inc. Through SPACETECH, the Company is transforming space-based technologies and products into commercial applications, useful products, intellectual property (“IP”), and possible spin-off businesses. The Company’s new microgravity processing initiatives are also included in SPACETECH’s list of services. These new business initiatives involve the commercial utilization of the ISS, and other microgravity platforms for the development of ‘biospace’ products to improve life on Earth. In early 2008, SPACEHAB was selected by NASA to cooperate on a formal Space Act Agreement for use of the ISS as a commercial laboratory for the Company’s microgravity processing initiative. Another area of support provided under this subsidiary is SPACEHAB heritage hardware design and fabrication, developed in support of commercial customers.

Liquidity

As of March 31, 2008 we had cash on hand of $2.0 million and our working capital surplus was $8.7 million. Restricted cash, which consists of advance payments on a government contract to modify certain spacecraft processing facilities, totaled $6.5 million at March 31, 2008. Billings of $4.8 million in regards to this contract are included in accounts receivable. We carry a liability of $11.5 million for obligations under this construction contract. For the nine months ended March 31, 2008, our cash flows from operating activities utilized cash of $8.7 million.

In October 2007 we successfully exchanged $7.4 million of our 8.0% convertible notes due October 2007, $46.1 million of our 5.5% convertible notes due October 2010 and our 1.3 million shares of Series B convertible preferred stock for 32.6 million shares of common stock and 61,550 shares of new Series C convertible preferred stock (the “Exchange Transaction”). In November 2007 we converted the Series C convertible preferred stock into 89.9 million shares of common stock and affected a 1 for 10 reverse stock split. On October 15, 2007 we redeemed the outstanding $2.9 million of our 8.0% convertible notes for cash at par.

As a consequence of the Exchange Transaction, we recognized a non cash debt conversion expense of $30.2 million in the three months ended December 31, 2007, and increased our common stock by $98.3 million.

In February 2008 (see Note 6), we consummated a financing facility with a commercial bank. This facility provides for a three year $4.0 million term loan, payable in monthly installments of principal in the amount of $22,222 plus interest and a $2.0 million revolving credit facility. The term loan is secured by the assets of our Astrotech subsidiary and the one-year revolving credit facility is secured by Astrotech’s accounts receivable.

As of March 31, 2008 our contract backlog was approximately $26.6 million. Total backlog consists of all contract values over the entire life of each contract, excluding any portions previously recognized as revenues, but including unexercised contract options, anticipated award fees, expected task orders under existing contracts, and authorized orders not yet fully negotiated.

With the conclusion of STS-118 in August 2007, we have experienced a material decrease in our revenue from our Flight Services business unit, which accounted for over 65% of our consolidated revenue during fiscal year 2007. We continue to focus our efforts on improving overall liquidity through identifying new business opportunities within the areas of our core competencies, reducing operating expenses, and limiting cash commitments for future capital investments and new asset development. We have continued to restrict new capital investment and new asset development, limiting projects to those with unique strategic potential and those required to support current contracts and facility maintenance. Additionally, we continue to evaluate operating expenses in an effort to reduce or eliminate costs not required for us to operate effectively.

We believe we have sufficient liquidity and backlog to fund ongoing operations for at least the next fiscal year and expect to utilize existing cash and proceeds from operations to support strategies for new business initiatives.

2.  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and its subsidiaries as of March 31, 2008, and the results of its operations and cash flows for the periods ended March 31, 2008 and 2007. However, the unaudited condensed consolidated financial statements do not include all related footnote disclosures.

The consolidated results of operations for the nine month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year. Our results of operations typically fluctuate significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

3.  Income (Loss) per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted loss per share computations for the three and nine month periods ended March 31, 2008 and March 31, 2007 (in thousands, except share and per share data):

	Three months ended			Three months ended
	March 31, 2008			March 31, 2007
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic and Diluted EPS:
Net Loss	$(834)	13,644,707	$(0.06)	$(1,195)	1,296,830	$(0.92)

Deemed Dividend Related to Induced Conversion of Preferred Shares	—	—	—	—	—	—
Net Loss Applicable to Common Shares	$(834)	13,644,707	$(0.06)	$(1,195)	1,296,830	$(0.92)

	Nine months ended			Nine months ended
	March 31, 2008			March 31, 2007
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic and Diluted EPS:
Net Loss	$(34,533)	7,702,328	$(4.48)	$(3,067)	1,291,603	$(2.37)

Deemed Dividends Related to Induced Conversion of Preferred Shares	(3,344)	—	—	—	—	—
Net Loss Applicable to Common Shares	$(37,877)	7,702,328	$(4.92)	$(3,067)	1,291,603	$(2.37)

Senior convertible notes payable outstanding as of March 31, 2008 due 2010 convertible into 459,133 shares of common stock at $15.00 per share, which include a mandatory conversion feature once the Company’s stock price reaches $19.50 per share, have not been included in the computation of diluted EPS for the three months and nine months ended March 31, 2008 and 2007 as the conversion price(s) of the convertible notes payable per share were greater than the average market price of the shares during the period and no value has been assigned to the mandatory conversion feature.

Options to purchase 89,500 shares of common stock outstanding at March 31, 2008 were not included in diluted EPS for the three months and nine months ended March 31, 2008 as they were anti-dilutive due to our net loss. The options expire between July 1, 2008 and December 12, 2016.

Options to purchase 129,195 shares of common stock outstanding at March 31, 2007 were not included in diluted EPS for the three months and nine months ended March 31, 2007 as they were anti-dilutive due to our net loss. The options expire between April 25, 2007 and December 1, 2015.

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

A Summary of Revenue Recognition Methods Follows:

Business Segment	Services/Products Provided	Contract Type	Method of Revenue Recognition
SPACEHAB Flight Services	Commercial Space Habitat Modules, Integration & Operations Support Services	Firm Fixed Price	Percentage-of-completion based on costs incurred

Astrotech Space Operations	Payload Processing Facilities	Firm Fixed Price – Mission Specific	Ratably, over the occupancy period of a satellite within the facility from arrival through launch

		Sea Launch Facility Management Contract	Fixed Fee payable per launch

		Firm Fixed Price – Guaranteed Number of Missions	For multi-year contract payments recognized ratably over the contract period

SPACEHAB Engineering Services	Configuration Management, Engineering Services	Cost Plus Award/Fixed Fee Fixed Rate GSA	Earned as reimbursable costs incurred plus award/fixed fee Earned as billed costs incurred

We, from time to time, make expenditures for specific enhancements and/or additions to our facilities as required by certain contracts where the customer agrees to reimburse us for all or substantially all of such expenditures. We account for such reimbursements as a reduction in the cost of such investments and recognize any excess of such reimbursements over the required investment as revenue. The $20.0 million contract, which has been amended and increased to $35.1 million to design and construct a new payload processing facility for a governmental agency is accounted for under this method.

In calendar year 2007 Lockheed Martin Corporation (“Lockheed Martin”) executed a one-year option extension of the satellite ground processing contract at our Astrotech Florida facility. Under the terms of this contract option, Lockheed Martin committed to a guarantee of four missions for calendar year 2007. We accounted for this revenue as guaranteed period revenues over calendar year 2007. As of December 31, 2006, we credited Lockheed Martin for three missions in calendar year 2006 that were scheduled to be processed by The Boeing Company (“Boeing”) in calendar year 2007. This credit in the amount of $2.6 million is reflected in our quarter ended December 31, 2006 revenue. United Launch Alliance, as successor to Lockheed Martin under the contract, executed a one-year option extension of the contract for calendar year 2008. This contract provides for one additional one-year renewal, which has not yet been executed for calendar year 2009.

5.  Statements of Cash Flows - Supplemental Information

(a)   Cash paid for interest costs was $0.3 million and $1.9 million for the nine months ended March 31, 2008 and 2007, respectively. We did not capitalize any interest costs during the nine months ended March 31, 2008 or 2007.

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

(c)   We paid no income taxes for the nine months ended March 31, 2008 and 2007.

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

In February 2008 we consummated a new financing facility with a commercial bank. This facility provides for a three year $4.0 million term loan, payable in monthly installments of principal of $22,222 plus interest and a $2.0 million revolving credit facility. The interest rate on the credit facility is prime plus 1.75% (7.0% as of March 31, 2008). The unused revolving credit facility balance is subject to a charge of 0.5%. Funds available under the revolving credit facility are limited to 80% of eligible accounts receivable, and we are subject to various financial and other covenants based upon our Astrotech subsidiary, including a minimum tangible net worth covenant, a liability to tangible net worth covenant, and a debt service coverage covenant. The three-year term loan is secured by the assets of our Astrotech subsidiary and the one-year revolving credit facility is secured by Astrotech’s accounts receivable.

7.  Segment Information

Based on our organization, we operate in four business segments: SFS, Astrotech, SES and SPACETECH. SFS was founded to commercially develop space carriers that operate in the cargo bay of the space shuttle. SFS provides space flight assets and integration and operations support services for both NASA and commercial customers. Astrotech provides payload processing facilities and services to serve the spacecraft manufacturing and launch services industry. Through SPACETECH, the Company is transforming space-based technologies and products into commercial applications, useful products, IP, and possible spin-off businesses. The Company’s new microgravity processing initiatives are also included in SPACETECH’s list of services, as well as SPACEHAB heritage hardware design and fabrication, developed in support of commercial customers. SES is primarily engaged in providing engineering services and products to the Government, including NASA.

Our chief operating decision maker utilizes both revenue and income (loss) before income taxes in assessing performance and making overall operating decisions and resource allocations.

			Net	Depreciation
Three Months Ended March 31, 2008 (in thousands):	Revenue	Income (Loss) before income taxes	Fixed Assets	And Amortization
SFS	$160	$(748)	$269	$21
Astrotech	4,975	1,856	41,276	537
SES	1,453	(74)	—	—
SPACETECH	—	(451)	—	—
Corporate and Other	—	(1,067)	463	41
	$6,588	$(484)	$42,008	$599

		Income (Loss)	Net	Depreciation
Three Months Ended March 31, 2007 (in thousands):	Revenue	before income Taxes	Fixed Assets	And Amortization
SFS	$7,955	$972	$14,177	$898
Astrotech	2,816	633	42,921	531
SES	1,412	152	—	—
Corporate and Other	—	(2,952)	579	169
	$12,183	$(1,195)	$57,677	$1,598

			Net	Depreciation
Nine Months Ended March 31, 2008		Income (Loss)	Fixed	And
(in thousands):	Revenue	before income taxes	Assets	Amortization
SFS	$4,241	$(1,820)	$269	$448
Astrotech	11,125	3,509	41,276	1,600
SES	4,128	240	—	—
SPACETECH	—	(451)	—	—
Corporate and Other	—	(35,661)	463	114
	$19,494	$(34,183)	$42,008	$2,162

			Net	Depreciation
Nine Months Ended March 31, 2007		Income (Loss)	Fixed	And
(in thousands):	Revenue	before income taxes	Assets	Amortization
SFS	$27,862	$5,078	$14,177	$2,720
Astrotech	7,104	7	42,921	1,553
SES	4,727	810	—	—
Corporate and Other	239	(9,031)	579	498
	$39,932	$(3,136)	$57,677	$4,771

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

Space Media, Inc. Stock Option Plan

During the year ended June 30, 2000, Space Media, Inc. (“SMI”), a majority-owned subsidiary, adopted an option plan (“SMI Plan”) for employees, officers, directors and consultants of SMI. Under the terms of the SMI Plan, 1,500,000 shares have been reserved for future grants for which the number and price of the options granted is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant.

1997 Employee Stock Purchase Plan

We adopted an employee stock purchase plan that permits eligible employees to purchase shares of common stock of the Company at prices no less than 85% of the current market price. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 10% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole and fractional shares of common stock determined by dividing the contribution account’s balance by the lesser of 85% of the price of a share of common stock on the first day of the quarter or the last day of a quarter. The number of shares of common stock that may be purchased under the plan is 150,000. Through March 31, 2008, employees have purchased 148,264.5 shares under this plan. During the fourth quarter of fiscal year 2007, we terminated the purchasing of Common Stock by the employees from this plan. The shares purchased under this plan are considered compensatory for accounting and reporting purposes.

2008 Stock Incentive Plan

On March 27, 2008 the shareholders approved the 2008 Stock Incentive Plan, which reserves 5,500,000 shares for future grants of incentive based equity awards. The number, type of grant, price, and vesting requirements of awards under the plan are determined from time to time by the Compensation Committee of the Board of Directors. Employees, members of the Board of Directors, and consultants are eligible to participate under the plan.

Stock Options

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

A summary of our stock option activity as of December 31, 2007 and changes during the first nine months of fiscal year 2008 are presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2007	107,691	$2.61	4.94	$—
Granted	1,000	$4.40	7.0	$—
Exercised	—	$—	—	$—
Forfeited/Expired	(19,191)	$25.62	—	$—
Outstanding at March 31, 2008	89,500	$25.91	4.02	$—
Exercisable	77,400	$27.93	3.44	$—

As of March 31, 2008 there was $215,571 of unamortized expense related to our stock option plans.

During the first nine months of fiscal year 2008 there were 1,000 shares of stock options granted with a fair value of $4.40 per share.

We issue performance shares to certain employees of the Company from our 1994 Stock Incentive Plan. Performance shares are to be issued subject to the passing of certain events as established by the Compensation Committee of the Board of Directors. Such events may result in a material risk of forfeiture before vesting of the award. In December 2007 we awarded performance shares which, subject to materiality of the risk of forfeiture, we account for as follows:

Other Stock Based Incentive Awards

•      Special performance shares – We issued 62,200 performance shares that vest on January 15, 2009, subject to certain events or upon designation by the Compensation Committee. Termination of employment, except for resignation or cause was not an event of forfeiture. The employees receiving special performance shares were subsequently terminated by the Company and the risk of subsequent forfeiture was not material. Consequently, we expensed the entire fair value of the grant ($127,305) valuing the performance shares at the close of business on the date of grant. Subsequently, 9,750 shares have been forfeited and our expense has been adjusted for them in the amount of $19,782.

•      2007 performance shares – We issued 239,900 performance shares that vest on February 15, 2011 subject to certain events or upon designation by the Compensation Committee. Termination of employment for any cause is an event of forfeiture. We valued the 2007 performance shares granted at the close of business on the date of grant and recognize expense and accrue an incentive compensation liability, pro rata over the vesting period. In the three months ended December 31, 2007 and March 31, 2008, we recognized compensation expense of $9,976 and $3,901, respectively for these performance shares.

•      Restricted Stock grants – On March 27, 2008 the Board of Directors granted 25,000 shares of restricted stock to each non-employee director of the Company. The Restricted Stock vests annually over a period of four years and unvested shares are forfeited if the director leaves the Board of Directors prior to the vesting date. The Company recognized no board compensation expense for the three months ended March 31, 2008.

The Compensation Committee of the Board of Directors adopted and implemented a Long Term Cash Incentive Plan during the three months ended December 31, 2007. The Long Term Cash Incentive Plan makes cash incentive awards to employees upon the successful completion of certain events and passage of time as established by the Committee. In the three months ended December 31, 2007, the Committee awarded Long Term Cash Incentive Units valued at $344,900 to employees. These units vest on February 15, 2011 and are subject to material risk of forfeiture. We recognized expense and accrued deferred compensation liability of $7,379 and $30,892 under the Long Term Cash Incentive Plan during the three months ended December 31, 2007 and March 31, 2008, respectively.

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

10.  Related Party Transactions

We engaged in certain transactions with directors and executive officers during the nine months ended March 31, 2008. Following is a description of these transactions:

Astrium GmbH

Dr. Graul, a member of SPACEHAB’s Board of Directors until his resignation in August 2007, is the Executive Vice President for Astrium GmbH (“Astrium”). Astrium provided unpressurized payload and integration efforts to SPACEHAB on a fixed-price basis in addition to providing engineering services as required. For the nine months ended March 31, 2008 and 2007, Astrium’s payload and integration services included in cost of revenue were approximately $1.0 million and $7.8 million, respectively. In August 2007 SPACEHAB terminated its ICC/VCC lease agreements with Astrium North America (see Note 14). We reimbursed Astrium North America $1.4 million upon termination of these leases. As of March 31, 2008 the Company carries an account payable of $1.6 million due to Astrium.

Executive Credit Cards

Certain named executive officers of the Company have company paid credit cards for ordinary business expenses. Although the Company pays the amounts on the credit cards, the executive officer is obligated to substantiate the charges and reimburse the Company for any non-business related charges. As of March 31, 2008 the Company has a receivable due from an executive officer for $33,179.

11.  Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We have adopted provisions of this interpretation beginning with the Company’s first-quarter of fiscal year 2008. The application of the standard does not have a material impact on our financial position or results of operations.

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

12.  Restricted Cash, Advances on Construction Contract, and Contingency

In December 2006, our Astrotech subsidiary was awarded a contract with a governmental agency to modify one of our payload processing facilities to specific requirements of a programmed mission. Under the terms of this $20.0 million fixed-price contract, which has subsequently been increased in contract value to $35.1 million, we will own the improvements after completion of the contract obligations. We have entered into a firm fixed price construction subcontract with J. P. Donovan Construction, Inc. to provide a significant portion of the design and construction work that will be required under our contract. In accordance with our contracts, payments will be received from our customer on a milestone schedule that generally provides receipt of cash before payments are required to the subcontractor under their milestone schedule. Receipts in advance of disbursements will be retained in a restricted cash account within our subsidiary company and used exclusively for purposes of the contract obligations. As of March 31, 2008, net cash receipts of $6.5 million have been designated as restricted cash and $11.5 million has been designated as a liability.

A $14.2 million modification to this Vandenberg construction contract requires us to complete the construction on the redesigned facility by September 30, 2009. The modification contains penalties of up to $3.0 million if we do not meet the contracted completion date. We have not established a reserve for this contingent liability.

13.  Customer Deposits

During the quarter ended September 30, 2007 we paid $3.1 million for in-flight insurance on our pressurized module for use on STS-118, which launched mid-August 2007. This $3.1 million was recorded as a current liability on our balance sheet as of June 30, 2007. This amount is included as a cash outlay in cash flows from operating activities during the three month period ending September 30, 2007.

14.  Agreement to Termination of ICC and VCC Leases

On August 28, 2007, the Company and Astrium, GmbH mutually agreed to terminate the lease agreement dated as of February 28, 2001 in regards to the Company’s lease of the Integrated Cargo Carriers (“ICC”) assets from Astrium, GmbH. Also, we mutually agreed to terminate the lease agreement dated as of July 3, 2001 in regards to the Company’s lease of the Vertical Cargo Carrier (“VCC”) assets from Astrium, GmbH. The ICC and VCC assets are specifically designed cargo carrying equipment used from time to time in the U.S. Space Shuttle. In order to terminate these two leases, we mutually agreed that the Company reimburse Astrium, GmbH $1.4 million for the period March 1, 2007 through August 31, 2007 for the ICC and VCC assets and incur no financial obligations for either the ICC or VCC after August 31, 2007.

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

As a consequence of the Exchange Transaction, we recognized non cash debt conversion expense of $30.2 million in the nine months ended March 31, 2008, and we increased our common stock by $98.3 million.

In November 2007 we converted the 61,550 shares of Series C convertible preferred stock into 89.9 million shares of common stock on a pre reverse split basis and affected a 1 for 10 reverse stock split, reducing our issued and outstanding common stock to 13.6 million shares. All share amounts have been stated to reflect this split for all periods presented.

16.  Commitment Consideration Paid in Stock

Equity Securities

On February 11, 2008, the Company entered into a Stock Purchase Agreement with certain investors for the purchase of 55,000 shares of the Company’s Series D convertible preferred stock for a total price of $5.5 million. Consummation of the transaction was contingent upon NASA awarding us a funded Space Act Agreement under the Commercial Orbital Transportation Services (“COTS”) Program and shareholder approval of the transaction. As consideration for investor commitment to this transaction, the Company issued 150,150 shares of common stock upon entering into the transaction.

The Company was not awarded a funded Space Act Agreement under the COTS Program and, except for the 150,150 commitment compensation paid, the offering was terminated.

17.  Subsequent Events

NASDAQ Deficiency Letter

On April 7, 2008, we received a NASDAQ Staff Determination letter indicating that we failed to comply with NASDAQ Marketplace Rule 4310(c)(4) and our securities were, therefore, subject to delisting from The NASDAQ Capital Market. Marketplace Rule 4310(c)(4) requires that we maintain a $1.00 bid price. We were granted a grace period, which expires on October 6, 2008, to regain compliance with this Rule.

Early Termination of Lease

On May 1, 2008, The Company and R&H Investments reached an agreement upon early termination of the Company’s lease at 12130 Highway 3, Building 1, Webster, Texas. The lease provided for rental payments of $26,538 monthly, which escalated annually through the lease termination of February 2015. In addition, the Company was responsible for all maintenance, utilities, and taxes on the building through the lease terms. Under the terms of the agreement, the Company will pay rent through June 30, 2008 and transfer ownership of 2.9 acres of vacant land owned by the Company to R&H Investments. The Company anticipates recognizing lease termination expenses of approximately $369,500 million representing consideration paid and forfeited leasehold improvements.

Early Termination of Cost Plus Award Fee Contract

On May 7, 2008, SPACEHAB, Incorporated (the “Company”) received a letter from ARES Corporation (“ARES”) notifying the Company of ARES’s intent to terminate the Cost Plus Award Fee Subcontract No. SGS-0311403.00 with the Company (the “Subcontract”) pursuant to section GP-07(7.2) of the General Provisions as set forth in Attachment J-7 to the Subcontract. The provision referred to in ARES’s correspondence provides for termination for “convenience.”

As stated in ARES’s letter “…the objective of the Subcontract was to assist NASA’s continued development and operation of the International Space Station…” The Company has consistently received excellent reviews for its performance under the Subcontract and has earned near maximum award fees. Currently 45 employees of the Company are engaged under the Subcontract, which resulted in revenues of $3.9 million for the first nine months of the current fiscal year.

The Company will continue under the current task orders under the Subcontract until at least June 5, 2008. The Subcontract extended pursuant to its original term until September 30, 2008. The Company and ARES have not resolved certain issues relative to the early termination of the Subcontract. The Company is evaluating its contractual rights and other options with respect to ARES’s claimed termination of the Subcontract, including ARES’ obligations with respect to such claimed termination.

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

OVERVIEW

Forward Looking Statements

This document may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including (without limitation) statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources.” Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. In addition to those risks and uncertainties discussed herein, such risks and uncertainties include, but are not limited to, whether we will fully realize the economic benefits under our NASA and other customer contracts, completion of the International Space Station, continued availability and use of the U.S. space shuttle system, technological difficulties, product demand, market acceptance risks, the effect of economic conditions, uncertainty in government funding, and the impact of competition, delays, and uncertainties in future space shuttle and ISS programs.

Financial Summary

SPACEHAB’s first nine months operating results reflect the completion of the Company’s STS-118 space shuttle mission in August 2007. As a result, the Company’s revenues were significantly below the first nine months of the prior fiscal year. Recognition of non cash debt conversion expense of ($30.2) million on the induced conversion of convertible securities contributed to a loss for the nine months of $34.5 million, compared to a net loss of $3.1 million for the first nine months of the prior fiscal year.

The following table illustrates financial highlights for the nine months ended March 31, 2008 and March 31, 2007:

For the Nine Months Ended	2008	2007	Percent Change
	(in millions except per share amounts)
March 31:
Revenue	19.5	39.9	(51)%
Net (Loss)	(34.5)	(3.1)	(1012)%
Diluted EPS	(4.92)	(2.37)	(108)%
As of March 31:
Cash and Cash Equivalents	2.0	12.3	(84)%
Restricted Cash	6.5	6.3	(3)%
Total Debt	10.8	63.3	(83)%
Stockholders Equity	35.6	—	100%

Business Segments

Our Company is comprised of four primary business segments. Following is a brief discussion of each of these segments, including a list of key factors that affected their respective contribution to earnings and cash flows. We also present a brief discussion of our corporate-level expenses along with a summary of our current liquidity position and items that could impact our liquidity position in fiscal year 2008 and beyond.

SPACEHAB Flight Services (SFS). Historically, SFS offered a range of engineering, research, logistics, integration, operations, and ground support services supporting our space shuttle module and pallet assets. At this time, there are no more scheduled missions to be performed under this business segment as the shuttle space transportation system nears retirement. During the third quarter of fiscal year 2008, the Company recognized residual SFS activity from previous missions and continues to retain its space shuttle assets.

Astrotech Space Operations. Our Astrotech business unit provides modern facilities and support for the preparation of multi-million dollar satellites and payloads for launch on expendable launch vehicles. Since 1985, Astrotech has been providing government and commercial customers with a commercial alternative to using government-owned facilities to prepare their satellites for launch in the United States. Revenue is generated from various fixed-price contracts with launch service providers in both the commercial and government markets. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing a spacecraft for launch.

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

Looking ahead, the current expansion of our facility at its Vandenberg Air Force Base location is scheduled to be operational in 2009. Supporting Astrotech’s long-term growth, the Company intends to expand Astrotech’s market by offering end-to-end mission services to both commercial and government customers. These new end-to-end mission services would extend Astrotech’s current relationships with customers’ spacecraft from a condensed few weeks of ground processing at an Astrotech facility to multiple years of space mission assurance services throughout the satellite’s lifecycle.

SPACEHAB Engineering Services. Formerly SPACEHAB Government Services, our SPACEHAB Engineering Services (SES) business generates revenue by providing support to the U.S. Government in the areas of large-scale configuration and data management programs such as the International Space Station; low- to high-fidelity mockup design and construction; and safety and quality support services. Our SES business unit currently provides configuration management, data management, and IT services under the PI&C contract with NASA. Additionally, we provide cargo shipment coordination services to NASA for all U.S. cargo shipped to the International Space Station via the Russian Progress space vehicle. These services are provided under contract with Lockheed Martin, the prime Cargo Mission Contract contractor to NASA.

Earnings from our SES business unit operations are dependent on our ability to continue to win contracts with NASA or other government entities through the competitive bidding process and our performance under those contracts in achieving performance bonuses. Other factors that have impacted earnings and cash flows for this business include:

•                  Continuation, through the government fiscal year 2008, of our PI&C contract with the International Space Station program and exercise of the contract options through the government fiscal year 2010

•                  Our ability to maintain small business qualification for our SES business unit under NASA contracting rules

•                  Our ability to control costs within our budget commitments

SPACETECH. SPACETECH is a technology transfer, product development, and sales-focused ‘business development’ subsidiary of the Company established to transform space-based technologies and products into commercial applications, useful products, intellectual property, and possible spin-off businesses.

Although we are developing products and services in support of the new business initiatives under SPACETECH, we currently do not have contracts or other arrangements for several of these new products and services. We cannot assure you that we will be able to successfully develop these new products and services in the future. We anticipate that we will require substantial additional capital to develop these new products and services, and that this additional financing will likely substantially dilute current holders of our common stock. The following are examples of current SPACETECH initiatives:

•                  Microgravity Processing – SPACEHAB’s 23 years of experience processing and integrating complex science payloads for spaceflight propelled our entrance into the field of microgravity processing of high value bioscience products for the benefit of the general public. In January 2008, SPACEHAB was selected by NASA to cooperate on a Space Act Agreement for use of the ISS as a commercial National Lab for research, development, and industrial processing purposes. Additionally, the Company recently announced a partnership with the State of Florida to fully develop the biotech industry in space, has flown an infectious disease model on STS-123, and will fly the same model aboard STS-124 in May to confirm successful results retrieved from the initial flight.

•                  AirWard Container – The Department of Transportation has enacted new regulations for air transportation of oxygen containers to enhance safety in the event of a fire. The new requirements are scheduled to be enforced by October 2009. Applying decades of experience in the development of specialized containers, we successfully debuted SPACETECH’s AirWard Container, which exceeds the new safety guidelines, at the 2008 Aviation Expo and have received significant interest from several major airline carriers.

•                  Mini-Mass Spectrometer (MMS) – Through SPACETECH, the Company has been developing the MMS, a trace chemical analyzer capable of detecting residues and vapors from explosives, chemical warfare agents, and toxic chemicals. The MMS samples ambient air directly or, alternatively, chemicals sampled by swabs, and measures the constituent chemicals using ion-trap mass spectrometry. The technology, which also includes proprietary software used for accurate chemical identification, is being targeted for use and applications to the defense, industrial, and homeland security industries. SPACEHAB recently announced its receipt of a formal Developmental Testing and Evaluation Designation from the U.S. Department of Homeland Security for the Company’s new MMS technology. The designation was instituted by the U.S. Department of Homeland Security to encourage the development of ‘promising anti-terrorism technologies’ by providing legal liability protections under the Support Anti-terrorism by Fostering Effective Technologies Act of 2002, or the SAFETY Act. The designation letter, dated April 10, 2008, states “SPACEHAB, Incorporated’s Miniature Mass Spectrometer is such a technology.”

Corporate and Other. Significant items impacting future earnings and cash flows include:

•                  Our ability to control sales, general and administrative costs in a period of decreasing revenues and pursuit of new business opportunities

•                  Interest expense on our convertible notes, costs relative to the refinancing of our long-term debt during fiscal year 2008, and interest savings on the conversion and repayment of our debt

•                  Income taxes, of which we currently only pay alternative minimum tax and minimal state income taxes; income taxes will also be impacted by our ability to realize our significant deferred tax assets, including loss carry forwards that are limited due to IRS restrictions after a significant change in ownership

RESULTS OF OPERATIONS

For the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Revenue. Revenue decreased approximately 46% to $6.6 million for the three months ended March 31, 2008 as compared to $12.2 million for the three months ended March 31, 2007 (in millions).

	Three months Ended
	March 31,		Dollar	Percent
	2008	2007	Change	Change
SPACEHAB Flight Services	$0.2	$8.0	$(7.8)	(98)%
Astrotech Space Operations	5.0	2.8	2.2	79%
SPACEHAB Engineering Services	1.4	1.4	—	—
SPACETECH	—	—	—	—
Other	—	—	—	—
	$6.6	$12.2	$(5.6)	(46)%

Revenue from our SFS business unit decreased by $7.8 million for the period ending March 31, 2008 as compared to the same period ending March 31, 2007. The following summarizes the significant items that affected the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007:

•      Decrease in revenue from STS-116 and STS-118 under the CMC with Lockheed Martin of $7.7 million due to launch and completion of these missions during prior periods.  There are no more scheduled missions under our CMC contract with Lockheed Martin.

•      Other contract revenue decrease of $0.1 million due to the delivery of the Extravehicular Activity and Passive FRAM Interface Plate flight hardware in the second quarter.

Revenue from our Astrotech business unit increased by $2.2 million for the three months ended March 31, 2008 as compared to the three month period ending March 31, 2007. The following summarizes significant items that affected the three months ended March 31, 2008 as compared to the same period ended March 31, 2007:

•      Increase in revenue of $0.4 million due to the processing and launch of two satellite missions at the Sea Launch facility during the three month period ending March 31, 2008 as opposed to only one such mission for the same period of the prior fiscal year.

•      Increase of $2.0 million in revenue, a result of the recognition of 39% of the National Reconnaissance Office (“NRO”) facility construction contract relating to the Astrotech only portion.

•      The remaining $0.2 million decrease resulted from having a mission processed under the guaranty contract whereby the revenue for the contract is recognized evenly throughout the year, offset by other support work completed for various customers that generated revenue during the period ended March 31, 2008.

Revenue from our SES business unit for the period ending March 31, 2008 was equal to the $1.4 million recognized for the same period ended March 31, 2007.

Cost of Revenue. Cost of revenue for the three months ended March 31, 2008 decreased by 57% to approximately $4.2 million, as compared to $9.8 million for the same period of the prior year (in millions).

	Three months Ended
	March 31,		Dollar	Percent
	2008	2007	Change	Change
SPACEHAB Flight Services	$0.3	$6.5	$(6.2)	(95)%
Astrotech Space Operations	2.4	2.1	0.3	14%
SPACEHAB Engineering Services	1.3	1.2	0.1	8%
SPACETECH	0.2	—	0.2	100%
Other	0.0	0.0	0.0	0%
	$4.2	$9.8	$(5.6)	(57)%

The following summarizes significant items that affected the three months ended March 31, 2008 as compared to the same period ended March 31, 2007 for SFS:

•      Completion of the CMC contract with Lockheed Martin resulted in a reduction in the cost of revenue of approximately $6.2 million.  There are no more scheduled missions under our CMC contract with Lockheed Martin.

•      Current cost of revenue includes depreciation and cost associated with miscellaneous space related project work.

The cost of revenue in our Astrotech business unit increased by $0.3 million compared with the same quarter the previous year. This cost increase relates to the 83% increase in revenue over the three months ended March 31, 2008.

The increase in cost of revenue of $0.1 million in our SES business unit is primarily resulting from the addition of new contract work for various aerospace companies.

There was an increase of $0.2 million for our SPACETECH business unit that began operations in February.

Operating Expenses. Operating expenses increased to $2.9 million for the three months ended March 31, 2008 as compared to approximately $2.8 million for the three months ended March 31, 2007. The following summarizes the significant differences between the two periods:

•      Legal expenses decrease by $0.2 million due to the termination of legal proceedings related to the loss of the Research Double Module (“RDM”).

•      Labor and related expenses decreased by $0.1 million as a result of the reduction in work-force in January 2008.

•      R&D increase of $0.4 million during the period ending March 31, 2008 as compared to the same period last year.  This is attributable to the MMS, AirWard, and Advanced Research and Conventional Technology Utilization Spacecraft (“ARCTUS”) programs.

Interest Expense. Interest expense was approximately $0.1 million for the three months ended March 31, 2008 as compared to approximately $1.1 million for the three months ended March 31, 2007. The decrease in interest expense is primarily due to the conversion of $7.4 million of 8% convertible subordinated notes due October 2008 and $46.1 million of our 5.5% senior convertible notes due October 2010 into common and convertible preferred stock on October 5, 2008, and repayment of the remaining $2.9 million of 8% convertible subordinated notes on October 15, 2008.

Interest and Other Income. Interest income is earned on our mortgage receivable due to the sale of our payload processing facility in our SFS segment and on investment of our restricted cash. Additionally the gain on the sale of The Space Store, LLC of $189,000 was recorded as other income for the period ended March 31, 2007. For the first three months of fiscal year 2008 we earned $0.1 million on investment of our restricted cash.

Income Taxes. Under U.S. tax rules the Exchange Transaction completed in November 2007 resulted in taxable income. Although this income was offset by the Company’s net operating loss, alternative minimum tax is applicable to the transaction. The Company recognized $0.4 million of alternative minimum tax for the nine months ended March 31, 2008. The Company’s remaining net operating loss carryovers will be subject to limitations resulting from a significant change in ownership (as defined in the IRS regulations) arising from the Exchange Transaction.

Net Loss. Net Loss for the three months ended March 31, 2008 was approximately ($0.8) million or ($0.06) per share as compared to net loss of approximately ($1.2) million or ($0.92) per share for the three months ended March 31, 2007.

For the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007.

Revenue. Revenue decreased approximately 51% to $19.5 million for the nine months ended March 31, 2008 as compared to $39.9 million for the nine months ended March 31, 2007 (in millions).

	Nine months Ended
	March 31,		Dollar	Percent
	2008	2007	Change	Change
SPACEHAB Flight Services	$4.3	$27.9	$(23.6)	(85)%
Astrotech Space Operations	11.1	7.1	4.0	56%
SPACEHAB Engineering Services	4.1	4.7	(0.6)	(13)%
SPACETECH	—	—	—	—
Other	0.0	0.2	(0.2)	(100)%
	$19.5	$39.9	$(20.4)	(51)%

Revenue from our SFS business unit decreased by $23.6 million for the period ending March 31, 2008 as compared to the same period ending March 31, 2007. The following summarizes the significant items that affected the period ended March 31, 2008 as compared to the period ended March 31, 2007:

•      Decrease in revenue for STS-116, STS-121 and STS-118 under the CMC with Lockheed Martin of $23.9 million due to launch and completion of these missions during prior periods. There are no more scheduled missions under our CMC contract with Lockheed Martin.

•      Increase in revenue of approximately $0.3 million mainly due to revenue for the manufacture of flight hardware for Lockheed Martin on STS-118 and flight bags for Mitsubishi.

Revenue from our Astrotech business unit increased by $4.0 million for the nine months ended March 31, 2008 as compared to the nine month period ending March 31, 2007. The following summarizes significant items that affected the nine months ended March 31, 2008 as compared to the same period ended March 31, 2007:

•      Decrease in revenue of $1.9 million due to five different satellites in our Titusville facilities for processing for all of or a portion of the nine month period ending March 31, 2007. Whereas, for the same period this fiscal year, there were only two satellites processed in these facilities.

•      Increase of $2.0 million in revenue, a result of the recognition of 39% of the NRO facility construction contract relating to the Astrotech only portion.

•      Increase in revenue, over the nine month period ending March 31, 2007, of $2.4 million where the reduction of revenue on our Lockheed Martin guaranteed missions contract for two future missions that were to be processed for Boeing on Atlas launch vehicles partially offset by one Atlas mission that was processed at the Titusville facility contracted directly with Boeing.  One of these missions, STP-1, was processed during fiscal year 2008.  Another mission, WGS-F1, was processed at the end of fiscal year 2007 and the beginning of fiscal year 2008.

•      Decrease in revenue from the nine month period ending March 31, 2007 to the nine month period ending March 31, 2008 of $0.7 million from a contract to design a satellite processing facility completed in the prior fiscal year.

•      Increase in revenue of $2.7 million at our VAFB facility due to three missions processed during the nine month period ending March 31, 2008, as compared to no missions being processed during the same period last fiscal year.

•      Astrotech supported three satellite launches at its Sea Launch facility during the period ending March 31, 2007 which resulted in revenue of $1.5 million. In the period ending March 31, 2008, Astrotech supported only two satellite launches for $1.0 million at its Sea Launch facility. This is attributed to the January 30, 2007 launch failure experienced by Sea Launch that resulted in the loss of a satellite and damage to their ground support equipment on the floating launch platform. Sea Launch returned to flight in January 2008.

Revenue from our SES business unit decreased by $0.6 million for the period ending March 31, 2008 as compared to the same period ending March 31, 2007. The following summarizes the significant items that affected the period ended March 31, 2008 as compared to the period ended March 31, 2007:

•      Decrease in revenue from the prior year sale of our Destiny module to the Seattle Space Museum during the nine month period ended March 31, 2007 in the amount of $0.3 million.

•      Decrease in contract revenue with United Space Alliance for support of the Constellation Program of $0.2 million.

•      Decrease in contract revenue with the Program Integration & Control contract for the ISS of $0.1 million.

Cost of Revenue. Cost of revenue for the nine months ended March 31, 2008 decreased by 53% to approximately $15.0 million, as compared to $32.0 million for the same period of the prior year (in millions).

	Nine months Ended
	March 31,		Dollar	Percent
	2008	2007	Change	Change
SPACEHAB Flight Services	$4.4	$21.3	$(16.9)	(79)%
Astrotech Space Operations	7.0	6.8	0.2	3%
SPACEHAB Engineering Services	3.4	3.7	(0.3)	(8)%
SPACETECH	0.2	—	0.2	100%
Other	0.0	0.2	(0.2)	(100)%
	$15.0	$32.0	$(17.0)	(53)%

The following summarizes significant items that affected the nine months ended March 31, 2008 as compared to the same period ended March 31, 2007 for SFS:

•      Decrease in cost of revenue, other than direct depreciation cost of revenue, for STS-116, STS-121 and STS-118 under the CMC with Lockheed Martin of $1.8 million due to launch and completion of these missions during prior periods.  There are no more scheduled missions under our CMC contract with Lockheed Martin.

•      Decrease in cost of revenue related to an expense of $1.9 million. This was due to the write-down of our flight assets during the period ended June 30, 2007.

•      Decrease in cost of revenue of $10.7 million due to the termination of the ICC/VCC assets during the fiscal year ended August 2007.

•      Decrease in cost of revenue of approximately $2.5 million due to a reduction in workforce commencing in January of 2007.

The increase in cost of revenue of $0.2 million in our Astrotech business unit is primarily due to the increase in mission traffic during the nine month period ending March 31, 2008.

The decrease in cost of revenue of $0.3 million in our SES business unit is primarily due to reduced contract activities for the PI&C subcontract.

There was an increase of $0.2 million cost of revenue for SPACETECH which started operations in fiscal year 2008.

Operating Expenses. Operating expenses decreased to $7.7 million for the nine months ended March 31, 2008 as compared to approximately $8.5 million for the nine months ended March 31, 2007. The following summarizes the significant differences between the two periods:

•      Legal expenses decrease by $0.9 million due to the termination of legal proceedings related to the loss of the RDM.

•      R&D increase of $0.8 million during the period ending March 31, 2008 as compared to the same period last year.  This is attributable to the MMS, AirWard, and ARCTUS programs.

Interest Expense. Interest expense was approximately $1.2 million for the nine months ended March 31, 2008 as compared to approximately $3.2 million for the nine months ended March 31, 2007. The decrease in interest expense is primarily due to the conversion of $7.4 million of 8% convertible subordinated notes due October 2008 and $46.1 million of our 5.5% senior convertible notes due October 2010 into common and convertible preferred stock on October 5, 2008, and repayment of the remaining $2.9 million of 8% convertible subordinated notes on October 15, 2008.

Interest and Other Income. Interest income is earned on our mortgage receivable due to the sale of our payload processing facility in our SFS segment and on our restricted cash. Interest and other income was $0.6 million for the nine months ended March 31, 2007 and $0.5 million over the nine month period ending March 31, 2008 from interest earned on our restricted cash. Additionally the gain on the sale of The Space Store, LLC of $189,000 was recorded as other income for the period ended March 31, 2007. We recognized non cash debt conversion expense of ($30.2) million from the conversion of Junior and Senior Notes to common stock.

Income Taxes. Under U.S. tax rules the Exchange Transaction completed in November 2007 resulted in taxable income. Although this income was offset by the Company’s net operating loss, alternative minimum tax is applicable to the transaction. The Company recognized $0.4 million of alternative minimum tax for the nine months ended March 31, 2008. The Company’s remaining net operating loss carryovers will be subject to limitations resulting from a significant change in ownership (as defined in the IRS regulations) arising from the Exchange Transaction. Previously, we recorded a tax benefit of $69,000 for the six month period ending March 31, 2007.

Net Loss. Net Loss for the nine months ended March 31, 2008 was approximately ($34.5) million or ($4.92) per share as compared to net loss of approximately ($3.1) million or ($2.37) per share for the nine months ended March 31, 2007. The net income for the nine months ended March 31, 2008 included a non cash debt conversion expense of ($30.2) million from our induced conversion of convertible securities.

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations. The principal uses of cash flow that affect our liquidity position include both operational expenditures and debt service payments. Management is focused on increasing cash flow and on managing cash effectively through limiting cash investments in long-term assets and reducing overhead expenses.

Cash Flows From Operating Activities. Cash provided by (used in) operations for the nine months ended March 31, 2008 and 2007 was ($8.7) million and $8.0 million, respectively. The significant items affecting the differences in cash flows from operating activities for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007 are discussed below:

•      Net loss for the nine months ended March 31, 2008 was ($34.5) million as compared to net loss for the nine months ended March 31, 2007 of ($3.0) million. Included in the net loss for the nine months ended March 31, 2008 is ($30.2) million of debt conversion expense recognized as a result of the bond exchange transaction in October 2007.

•      Depreciation and amortization for the nine months ended March 31, 2008 was $2.2 million as compared to $4.8 million for the nine months period ended March 31, 2007.

•      For the nine months ended March 31, 2008, changes in assets used cash from operations of ($3.4) million resulting primarily from an increase in accounts receivable of ($2.8) million along with a ($0.2) million in increases from restricted cash and a ($0.4) million increase in prepaid and other assets.  For the nine months ended March 31, 2007, changes in assets used cash of ($7.8) million, of which ($7.2) million was from the increase in restricted cash.

•      Changes in liabilities for the nine months ended March 31, 2008 used cash from operations of ($3.3) million. This change was due primarily to the payment of subcontracting service invoices accrued at June 30, 2007 of ($3.6) million, as well as the reduction in customers’ cash on deposit of ($3.1) million, the increase in advances on the construction contract of $5.6 million, and the net decrease of ($2.2) million from deferred revenue, accounts payable, accrued expenses, and long term accrued contract cost.  For the nine months ended March 31, 2007, the change in liabilities provided cash from operations of $14.1 million. This change was due primarily to the increases in accounts payable, accrued expenses, customer deposits and other liabilities of $7.0 million and an increase of $7.1 million in advances on our construction contract. The increase in advances on the construction contract was primarily due to receiving the initial milestone payment on our contract with a governmental agency to design and build a new processing facility.

Cash Flows From Investing Activities. For the nine months ended March 31, 2008 and 2007, cash flows used in investing activities were ($0.1) million and $0.4 million, respectively. Significant items affecting the differences in cash flows from investing activities included the improvements in our Astrotech SPF facility during the nine months ended March 31, 2007.

Cash Flows From Financing Activities. For the nine months ended March 31, 2008 and 2007, cash flows provided by (used in) financing activities were $1.1 million and ($1.6) million, respectively. The significant items affecting the differences in cash flows from financing activities for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007 are discussed below:

•      Proceeds from the new credit facility provided $4.0 million in February.

•      As part of the bond conversion, we paid off the $2.9 million principal balance of the 8.0% junior subordinated notes payable to bondholders not participating in the exchange for stock during the nine months ended March 31, 2008.

•      The nine month period ended March 31, 2007 included use of cash in the amount of ($1.6) million to apply towards a mortgage note payable.

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

On August 28, 2007, the Company and Astrium, GmbH mutually agreed to terminate the lease agreement dated as of February 28, 2001 in regards to the Company’s lease of the ICC assets from Astrium, GmbH. Also, we mutually agreed to terminate the lease agreement dated as of July 3, 2001 in regards to the Company’s lease of the VCC assets from Astrium, GmbH. The ICC and VCC assets are specifically designed cargo carrying equipment used from time to time in the U.S. Space Shuttle. In order to terminate these two leases, we paid Astrium, GmbH $1.4 million for the lease period of March 1, 2007 through August 31, 2007 for the ICC and VCC assets and incur no financial obligations for either the ICC or VCC after August 31, 2007. As of March 31, 2008, the Company carries an account payable of $1.6 million due to Astrium representing balances due for Astrium’s payload integration services on STS- 118 mission which were completed in August 2007.

As of March 31, 2008 we had cash on hand of $2.0 million and our working capital surplus was $8.7 million. Restricted cash, which consists of advance payments on a government contract to modify certain spacecraft processing facilities, totaled $6.5 million at March 31, 2008. We carry a liability of $11.5 million for obligations under this construction contract. For the nine months ended March 31, 2008 our cash flows from operating activities utilized cash of $8.7 million.

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

In February 2008 we consummated a financing facility with a commercial bank. This facility provides for a three year $4.0 million term loan, payable in monthly installments of principal of $22,222 plus interest and a $2.0 million revolving credit facility. The three-year term loan is secured by the assets of our Astrotech subsidiary and the one-year revolving credit facility is also secured by Astrotech’s accounts receivable.

As of March 31, 2008 our contract backlog was approximately $26.6 million. Total backlog consists of all contract values over the entire life of each contract, excluding any portions previously recognized as revenues, but including unexercised contract options, anticipated award fees, expected task orders under existing contracts, and authorized orders not yet fully negotiated.

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

We believe we have sufficient liquidity and backlog to fund ongoing operations for at least the next fiscal year and expect to utilize existing cash and proceeds from operations to support strategies for new business initiatives.

Our contractual obligations as of March 31, 2008 are as follows (in thousands):

Contractual Obligations	At March 31, 2008	Remaining in Fiscal Year 2008	Fiscal Year 2009	Fiscal Year 2010	Fiscal Year 2011	Fiscal Year 2012	Fiscal Year 2013	Thereafter
Long-term Debt(3)	$6,861	$—	$—	$—	$6,861	$—	$—	$—
ICC/VCC(2)	$—	$—	$—	$—	$—	$—	$—	$—
Other Operating Leases(1)	5,044	550	970	982	710	426	423	753
Total Contractual Cash Obligations	$11,905	$550	$970	$982	$7,571	$426	$423	$753
(excluding interest payments)

(1) -  For the remainder of fiscal year 2008 we expect to receive net payments of $0.03 million for sub leases. For fiscal year 2009 the Company expects to receive net payments of approximately $0.1 million. There are currently no subleases beyond fiscal year 2009.

(2) -  We terminated our ICC/VCC lease agreement with Astrium North America on August 28, 2007. There are no more cash obligations remaining.

(3) -  Please see the “Subsequent Events” section of this document.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements, other than operating leases, that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Construction Contract Contingency

In August 2007, we entered into a $14.2 million modification to our $20.9 million existing Vandenberg construction contract. The modification requires us to complete the construction on the redesigned facility by September 30, 2009. The modification contains penalties of up to $3.0 million if we do not meet the contracted completion date. We have not established a reserve for this contingent liability.

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

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2008 we did not issue any unregistered securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the nine months ended March 31, 2008 we did not have any defaults upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on March 27, 2008. A quorum of 9,458,207 shares of the Company’s Common Stock, was present and voting.

(a)   At the Annual Meeting of Shareholders, candidates for the Board of Directors stood for and were duly elected, with each nominee receiving a vote of at least 8,851,044 votes.

The directors elected by the shareholders are:

	For	Withheld
Mark Adams	8,851,044	606,884
Thomas B. Pickens, III	8,851,044	606,884
Barry A. Williamson	8,851,044	606,884
General (Ret.) Lance W. Lord	8,851,045	606,883
R. Scott Nieboer	8,851,045	606,883
John A. Oliva	8,851,045	606,883
William F. Readdy	8,851,045	606,883

The following matters were brought to a vote of the shareholders at the meeting:

(b)   The ratification of the appointment of PMB Helin Donovan, LLP as the Company’s independent auditors for fiscal year 2008.

Number of Votes
For	9,128,469
Against	324,303
Abstain	5,155

(c)   The ratification of the approval of the SPACEHAB, Incorporated 2008 Stock Incentive Plan.

Number of Votes
For	7,328,747
Against	1,730,735
Abstain	17,733

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPACEHAB, INCORPORATED

Date: May 14, 2008	/s/ Thomas B. Pickens, III
Thomas B. Pickens, III
Chief Executive Officer

/s/ Brian K. Harrington
Brian K. Harrington
Senior Vice President and
Chief Financial Officer