Form 10-K
period 2008-06-30
SPACEHAB INC \WA\
filed 2008-09-29
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File No. 0-27206

SPACEHAB, Incorporated

(Exact name of registrant as specified in this charter)

Washington	91-1273737
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

907 Gemini

Houston, Texas 77058

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

YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of such stock on the NASDAQ Capital Market on such date of $1.56 was approximately $21,149,330 as of December 31, 2007.

As of September 19, 2008, 16,404,378 shares of the registrant’s Common Stock, no par value, were outstanding.

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described under the heading “Risk Factors” beginning on page ten of this Form 10-K and elsewhere in this Form 10-K, or in the documents incorporated by reference herein. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the Securities and Exchange Commission (“SEC”) or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Form 10-K and in prior or subsequent communications.

ii

PART 1

DEFINITIONS

As used in this Form 10-K, the abbreviations and acronyms contained herein have the meanings set forth below. Additionally, the terms “SPACEHAB”, “the Company”, “we”, “us” and “our” refer to SPACEHAB, Incorporated and its subsidiaries, unless the context clearly indicates otherwise.

1994 Plan	1994 Stock Incentive Plan
AAC	Applied Astronautics Corporation
ARES	ARES Corporation
ASO	Astrotech Space Operations
Astrium	Astrium GmbH
Astrotech	Astrotech Space Operations
ATV	Automated Transfer Vehicle
Boeing	The Boeing Company
CCAFS	Cape Canaveral Air Force Station
Common Stock	SPACEHAB Common Stock
COTS	Commercial Orbital Transportation Services
CRADA	Cooperative Research and Development Agreement
DOT	Department of Transportation
Engineering Services	Astrotech Engineering Services, Inc.
FASB	Financial Accounting Standards Board
Flight Services	SPACEHAB Flight Services
GAAP	Generally Accepted Accounting Principles
HTV	H-II Transfer Vehicle
ICC	Integrated Cargo Carrier
IDIQ	Indefinite Delivery, Indefinite Quantity
IP	Intellectual Property
ISS	International Space Station
KSC	Kennedy Space Center
Lockheed Martin	Lockheed Martin Corporation
NASA	National Aeronautics and Space Administration
PI&C	Program Integration and Control
RDM	Research Double Module
ReALMS	Research and Logistics Mission Support
SAA	Space Act Agreement
SEC	Securities and Exchange Commission
SFS	SPACEHAB Flight Services
SFAS	Statement of Financial Accounting Standards
SMI	Space Media, Inc.
SMI Plan	Space Media, Inc. Stock Option Plan
SOX	Sarbanes-Oxley Act of 2002
SSI	Spaceport Systems International
USAF	United States Air Force
VAFB	Vandenberg Air Force Base
VCC	Vertical Cargo Carrier

Item 1.  Business.

Our Company

SPACEHAB, Inc. was incorporated in the state of Washington in 1984. We provide a range of products and services that focus on the needs of industry, governments and academia requiring access to, and utilization of the unique environment of space. We own and operate spacecraft pre-launch facilities and provide supporting services at three U.S. launch sites. We employ a staff of engineers and technicians who have supported hundreds of both manned and unmanned missions to space from multiple locations worldwide. SPACEHAB is a commercial leader and entrepreneurial force in the space industry providing a full spectrum of products and services in the following areas:

•                  Facilities and support services necessary for the preparation of satellites and payloads for launch;

•                  Expertise in qualifying hardware for spaceflight in the habitability and occupational challenges of space;

•                  Product design, development, and fabrication of space equipment;

•                  Engineering, analysis, and space-bound payload operations services;

•                  Program integration and control.

Our Business Units

Our company is currently comprised of five primary business segments, which provide the following products and services to the government and commercial markets. Our business units include:

Astrotech Space Operations, Inc. (ASO) – ASO provides all support necessary for its government and commercial customers to successfully process complex communication, Earth observation and deep space satellites in preparation for their launch on a variety of domestic and foreign launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our ASO facilities can accommodate five meter class satellites with weights of 11,000 kilograms, encompassing the majority of U.S. based satellite preparation services.

BioSpace Technologies, Inc. – A natural extension of SPACEHAB’s many years of experience preparing, launching and operating over 1,500 science payloads in space, the Company is transitioning from supporting government-sponsored basic research into producing commercial products from the microgravity discoveries. This new business initiative involves the use of microgravity platforms, such as the Space Shuttle and the ISS, for the development of space-made products that are to be sold on Earth. BioSpace Technologies has successfully processed vaccine samples in space on Space Shuttle Flights, STS-118, STS-123, and STS-124, which have resulted in preliminary salmonella vaccine production data. Through June 30, 2008, BioSpace Technologies has had no revenue.

SPACETECH, Inc. – SPACETECH is an incubator envisioned to commercialize space-industry technologies into real-world applications to be sold to consumers and industry. The 1st Detect mini-mass spectrometer and the AirWard hazardous cargo containers, both developed by SPACEHAB engineers, are being positioned for entry into the commercial marketplace. AirWard is a shipping container designed to meet the specific requirements of the U.S. Department of Transportation (“DOT”) for all commercial airlines in U.S. airspace to protect pressurized oxygen bottles from flame and heat during flight. The 1st Detect mini-mass spectrometer offers a low power, portable detection device. 1st Detect has been awarded a Developmental Testing and Evaluation designation from the U.S. Department of Homeland Security as a “promising anti-terrorism technology.”

Astrotech Engineering Services, Inc. (AES) – Formerly SPACEHAB Government Services, AES provides large scale program technical support and specialized engineering analysis, products and services, and configuration and data management support to NASA and other government customers through the current fiscal year. AES derived most of its revenue from NASA’s Program Integration and Control (“PI&C”) contract for the International Space Station (“ISS”). The Company’s role in the PI&C contract was terminated in June of 2008.

SPACEHAB Orbital Transportation Services, Inc. (SOTS) – Historically called SPACEHAB Flight Services, offered a range of engineering, research, logistics, integration, operations, and ground support services supporting our space shuttle module and pallet assets. At this time, there are no more scheduled missions to be performed under this business segment as the shuttle space transportation system nears retirement in 2010. During the fiscal year 2008, the Company completed space shuttle mission STS-118, its last contracted module mission, and recognized residual SOTS activity from previous missions. We continue to retain our space shuttle module assets to be available for future opportunities should they arise.

Governance

We maintain an Internet Web site at www.spacehab.com. Our reports on Form 10-K, Form 10-Q, as well as amendments to those reports and press releases are available, free of charge, on our web site as soon as reasonably practical after filing with the SEC. Our Committee Charters and Code of Conduct are also available on our web site.

Our Chief Executive Officer and Chief Financial Officer executed the required Sarbanes-Oxley Act of 2002 (“SOX”) Sections 302 and 906 certifications relating to this Annual Report on Form 10-K, which are filed with the SEC as Exhibits to the Annual Report on Form 10-K.

Competitive Strengths

The majority of the Company’s revenue derived from our Astrotech subsidiary, which processes satellites for launch from U.S. launch facilities. The only significant competition to Astrotech’s facilities is from the U.S. government, however, we believe that the majority of domestic satellites, including most government satellites, are processed at Astrotech due to the state-of-the-art, clean, professionally operated, full-service environment.

In anticipation of the planned 2007 SPACEHAB Module retirement, the Company has been refocusing its expertise, that includes its 23 year history in microgravity, towards making products in space. Due to the complexities of working within the distinctive microgravity environment, SPACEHAB and its subsidiaries are uniquely qualified to pursue these opportunities. In addition, clearing NASA’s safety and review procedure requires years of expertise when working within NASA’s manned space environment. These are significant barriers to entry and competitive strengths the Company retains and is currently leveraging to produce products in space to be sold on Earth.

Since 1984, SPACEHAB has earned the distinction as an innovator in space products and services through our commercially developed habitable research and cargo modules designed for and operated in the U.S. Space Shuttle Program. The Company continues to pursue progressive endeavors to maintain this position and to further leverage the many identified and yet to be discovered opportunities in the space industry. SPACEHAB is one of the few entrepreneurial companies in the aerospace industry that has identified and acted upon valuable opportunities in space providing the Company with a competitive advantage that we expect to promote growth and earnings in the coming years. With this solid foundation, we expect to achieve our business strategy through our core business units:

ASTROTECH SPACE OPERATIONS

Our ASO spacecraft and payload processing facilities are in three locations – one in Florida and two in California. As the commercial gateway to space, ASO provides unparalleled Ground Processing Services for both foreign and domestic customers seeking the pre-launch preparation of satellites and payloads. Since 1984, the Company has supported the processing of over 250 satellites without negatively impacting a customer’s mission launch schedule or physical assets - a notable accomplishment in an industry where changes to customer launch manifests and processing schedules are commonplace.

•                  Products/Services – Between its three locations, with more than 150,000 square feet of clean room, high bay, processing space, ASO has provided facilities for pre-launch ground based operations for 24 years for both commercial and government satellites and is the leader in this service sector.

•                  Market/Customers – ASO services government and commercial customers sending satellites to low-earth-orbit (LEO) or geosynchronous orbit (GEO). ASO services satellite payloads for flights on Lockheed Martin’s Atlas, Boeing’s Delta, Orbital Sciences’ Taurus and Pegasus and Zenit 3SL launch vehicles. ASO has long-term contracts in place with NASA, other governmental agencies, United Launch Alliance, and Sea Launch, LLC. During fiscal year 2008, ASO accounted for 62% of our consolidated revenues.

As of June 30, 2008 our contract backlog and projected revenue concentration rests primarily with ASO. The ASO contract backlog consists of contracts for future services, contractually guaranteed minimum activity contracts, committed missions under Indefinite Delivery, Indefinite Quantity (“IDIQ”) contracts and other contractual arrangements. As of June 30, 2008, our contractual backlog and scheduled but uncommitted missions represented the following revenues:

Contract	FY2009	FY2010	Total
Astrotech – Guaranteed Missions	3,209,124	3,337,489	6,546,613
Committed Missions	12,395,371	6,386,325	18,781,696
Facility Programs	2,680,324	963,750	3,644,074
Total Backlog	18,248,819	10,687,564	28,972,383

For fiscal year 2009, ASO’s secured backlog consists of nine satellite missions from various government and commercial entities requiring pre-launch processing services at its Titusville, Florida and Vandenberg Air Force Base facilities. ASO’s backlog related to launch processing services also includes a fixed-price contract with Sea Launch that is scheduled to process their satellites during fiscal year 2009, and a commercial contract that guarantees an annual fixed-price for processing up to four satellites at the Titusville facility. ASO has also positioned itself as a supplier of launch processing services for other types of commercial spacecraft.

ASO’s fiscal year 2009 revenue backlog for launch processing services is $15.6 million, and, when combined with other ASO revenue backlog of $2.7 million, represents a 16% increase over fiscal year 2008 revenue of $15.8 million. The majority of this substantial increase will be realized as project margin, as these contract types have low variable cost.

Additionally, ASO has continued its contracted operations to construct a launch processing facility adjacent to its existing facility at VAFB. Construction commenced in March 2007 and is scheduled for completion in September 2009. ASO has also expanded this effort to include design support for facility processing structures. Revenues received are based upon completion of scheduled milestones. To date, all milestones have been met within both budgeted and scheduled parameters. See “Risk Factors – Termination of our backlog orders could negatively impact our revenues” for additional discussion of our backlog.

•                  Growth Strategy – As a leading satellite processing provider, Astrotech is expanding its service offerings beyond pre-launch services to offer a continuing commercial relationship with each satellite following launch. This new expanded service offering has been named End-to-End-Mission-Assurance (EEMA) and includes rescuing stranded satellites, extending the life of satellites by providing additional fuel capacity and re-locating satellites from one on-orbit location to another. The new EEMA services are contemplated to extend ASO’s current relationships with customers’ spacecraft beyond our normal Ground Processing Services to the end of the satellite’s lifecycle. We believe that there are hundreds of commercial and government satellites currently on-orbit that could benefit from ASO’s new EEMA service offering.

•                  Competition – Due to the logistical complications of transporting spacecraft internationally, our ASO business unit generally does not compete with launch services based in other countries. ASO has two primary competitors in the payload processing services marketplace in the U.S.:

Commercial

Spaceport Systems International (SSI) – SSI operates and manages a commercial spaceport at VAFB and is a provider of payload processing and launch services for both commercial and government users. The SSI facility throughput capability is significantly less than that of ASO VAFB and it is heavily influenced by government customers. The ASO VAFB contract award for the five-meter high bay construction significantly improves the ASO competitive advantage at VAFB. SSI does not provide payload processing services in support of the CCAFS / KSC launch site; and therefore, does not compete with ASO Florida.

Governmental

NASA and the USAF own and operate payload processing facilities at both the CCAFS / KSC and VAFB launch sites. These facilities are used to process select government spacecraft only. They are not used to process commercial spacecraft.

•                  NASA – The current NASA internal policy is to process all payloads in commercially provided facilities with the exception of nuclear powered and biological spacecraft. These specific spacecraft constitute a small percentage of the overall NASA missions. ASO is the only commercial provider in Florida and competes with SSI at VAFB for the NASA missions.

•                  USAF – The USAF facilities are used to process many of the USAF and other governmental operated spacecraft. Due to lack of facility capacity and increased focus on commercialization of many USAF spacecraft, commercial facilities are employed in addition to the USAF owned facilities. ASO Florida is the only commercial provider for these facilities and competes with SSI at VAFB. The new ASO facility at

VAFB will give the Company a competitive advantage in that it is the only facility that will be able to provide a five-meter high bay at VAFB.

ASTROTECH ENGINEERING SERVICES

Astrotech Engineering Services (AES) consolidates our years of “cost plus” government contract experience from both ASO and SPACEHAB into a single business unit. AES is attempting to grow the cost plus business by bidding on various projects announced by the government in need of comprehensive engineering solutions, and provides unique capabilities such as specialty engineering, hardware design and development and configuration and data management. We believe that Astrotech and SPACEHAB enjoy a reputation that is highly respected in the industry largely due to the hundreds of successful satellite and shuttle launches completed and the Company’s configuration and data management support that was provided to the ISS, which yielded consistent near-perfect or perfect award fee scores during the evaluation periods.

•                  Products/Services – The core competencies of the AES division are in the areas of Systems Engineering and Integration, Test and Verification, Requirements Management and Avionics/Software Test and Verification, which provides a solid platform on which to realize additional growth in our AES business unit.

•                  Market/Customers – The aerospace industry includes the manufacture and maintenance of aircraft, missiles, launch vehicles systems, spacecraft, satellites and their associated components; various aspects of defense technology; the transportation of people and goods via air and space; and related research, technology and support services. The industry sector covers civil, military and commercial transportation, research, and manufacturing. Our Engineering Services business unit contributed 21% of our fiscal year 2008 revenue.

•                  Growth Strategy – Our target growth for the AES business unit will be accomplished by the continued pursuit and successful acquisition of contracts with NASA, the Department of Defense, and other government entities and aerospace companies through the competitive bidding process. In addition, we will continue to seek opportunities for teaming arrangements and subcontractor opportunities where our core competencies could add value to the governmental customer. We have established relationships with Boeing, Lockheed Martin, European Aeronautical Defense and Space Company, Wyle Labs, United Launch Alliance, United Space Alliance, ARES Engineering Corporation, and Jacobs Engineering.

•                  Competition – This business unit competes with companies that provide operations support, configuration management, and engineering and fabrication services to NASA. These competitors include aerospace contractors such as Boeing, Lockheed Martin, United Space Alliance, ARES Corporation, Barrios Technologies Inc., Bastion Technologies, Cimarron, and Oceaneering Space Systems.

SPACEHAB ORBITAL TRANSPORTION SERVICES, INC.

SPACEHAB Orbital Transportation Services Inc. (SOTS) has assumed the goodwill, expertise, technologies and trade secrets of the SPACEHAB Space Flight Services division. SOTS has completed more than 20 space shuttle missions for launch, and has been responsible for the logistics of over 1,500 experiments flown to and in space. We are the only commercial company that designed and flew habitable modules for use by the space shuttle crews as additional living and working space. Further, the ability to integrate products into a variety of containers and ultimately vehicles, is a significant competitive advantage for SOTS.

•                  Products/Services – SOTS has provided integration services for its clients, whether delivering an experiment to low-earth-orbit, critical supplies to the ISS, or integrating its Logistics Module into the space shuttle payload bay. In the event additional opportunities on the Space Shuttle develop (see: Growth Strategy). SOTS retains its legacy technology and significant goodwill value as we continue to fly microgravity processing missions on the Space Shuttles (see: BioSpace Technologies, Inc.) and work with NASA to prepare these sensitive payloads for flight. During fiscal year 2008, our Space Flight Services business contributed 17% of our revenue.

•                  Market/Customers – The aerospace industry is quickly evolving as NASA has recently awarded $500 million to two commercial launch providers under the Commercial Orbital Transport System (“COTS”) program. The COTS winners are to develop spacecraft to send cargo, and ultimately personnel, to the ISS after the Space Shuttle is retired at the end of 2010. As these commercial providers prove their launch systems, we believe SOTS expertise will be required to prepare cargo for launch on these new spacecraft much as the Company provided during its 23 years of integration services for its proprietary modules.

•                  Growth Strategy – The Company is currently planning and flying vaccine targets on Space Shuttle launches with our BioSpace subsidiary (see: BioSpace Technologies, Inc.). Additionally, while there are no missions scheduled at this time, our Logistics Module remains available for a future role in the U.S. space program and could fly again if the space shuttle program is extended beyond the planned Shuttle retirement date of 2010.

•                  Competition – SOTS does not have any direct commercial competitors. The Logistics Modules and other assets that we own represent a sizable capital investment, representing a significant barrier to entry. In addition, the cost of developing the expertise, trust and trade secrets would represent another restrictive barrier. Moreover, it is estimated that a new entrant would require many years of review and testing by NASA before any new space hardware and procedures would be granted the approval to fly on the Space Shuttles. NASA does compete directly with the Logistics Module by flying their Multi Purpose Logistics Module. However, we believe our assets provide more utility in supporting powered experiments, as we are able to carry more weight and volume than the other solutions available to NASA. COTS spacecraft, the European ATV and Japanese HTV will also provide alternative transportation systems and could send both pressurized and unpressurized cargo to Low Earth Orbit. Neither the ATV or the HTV have return-to-earth capabilities and the COTS spacecraft that can return to earth are not expected to be flight ready until 2013.

BIOSPACE TECHNOLOGIES, INC.

BioSpace Technologies, Inc. was created to commercialize biotechnology products processed in extended microgravity (micro-g), which is a unique environment only found in space. We are currently utilizing our 23 year heritage of having sent over 1,500 science experiments for NASA to space, to develop both hardware and procedures needed for large scale production of micro-g products. Our operational SPACEHAB Orbital Processing Platform (SOPP) includes pre-flight sample preparation, flight hardware manufacturing, mission planning and operations, astronaut training, and certifying hardware and processes for use within the highly regulated environment of manned space flight. Significant milestones include:

•                  Our comprehensive evaluation of the most promising micro-g experiments, has led us to the conclusion that commercializing a salmonella vaccine developed in space held the lowest risk and highest return compared to other potential products reviewed.

•                  In 2008, SPACEHAB entered into a formal Space Act Agreement with NASA allowing SPACEHAB to produce and sell products produced in the Space Shuttle and on the ISS.

•                  A contract between SPACEHAB and the Durham Veterans Affairs Medical Center was signed on February 2008 under a Cooperative Research and Development Agreement (“CRADA”). The CRADA secured both the exclusive rights to the intellectual property of the salmonella vaccines discovered in micro-g (not including active duty military personnel), and the exclusive rights to utilize VA laboratories and scientists for pre-flight preparation and post-flight analysis.

•                  BioSpace secured the rights from NASA to occupy a mid-deck locker on the Space Shuttle Discovery STS-118 on October 2007 in NASA’s new National Lab Pathfinder Missions for which SPACEHAB established another industry milestone by sending the first commercial Microgravity Processing (“MGP”) payload to space. This mission resulted in the successful completion of the first step of our proprietary Vaccine Processing Procedures (“VPP”).

•                  BioSpace secured the rights to another mid-deck locker on STS-123 which again resulted in an industry milestone by discovering the first commercial vaccine target produced in micro-g for Salmonella Typhimurium.

•                  BioSpace Secured the rights to STS-124 which resulted in the loss of 80% of the samples due to contamination. A full “lesson learned” analysis has been completed which has resulted in significant improvements in the MGP Vaccine Processing Procedures.

•                  BioSpace has secured the rights to fly additional samples on the upcoming STS-125 scheduled for October 2008 which will represent the final VPP flight for Salmonella Typhimurium. Preliminary samples of Staph will also be flown on this flight as we continue our vaccine target pipeline.

Product/Service – BioSpace’s Microgravity Processing (MGP) capabilities include preparing microgravity payloads that can be flown on a variety of launch systems, including the Space Shuttle, the Russian Soyuz, Progress and Photon, the European ATV, the Japanese HTV and the SpaceX Dragon (still under development). Our Vaccine Processing Procedure (“VPP”) has been developed to grow microbes in space that, under ideal conditions, can result in significant advantages over the traditional earthbound vaccine discovery processes reducing the development time from years to only a few flights to space.

Our Logistics Training Module, located at the SPACEHAB Payload Processing Facility (SPPF) in Cape Canaveral, Florida has been retrofitted as the Micro-g Training Module (MGTM) to train astronauts Microgravity Processing on-orbit procedures. Our flight ready Logistics Module is being used to simulate on-orbit environmental conditions in order to determine the effects of humidity, barometric pressure, temperature variations and vibrations on microgravity processes. Our Advanced Research and Conventional Technology Utilization Spacecraft (ARCTUS), designed for COTS, were also configured to deliver and return Microgravity Processing payloads and we believe could be privately funded should there be a strong demand for our microgravity products.

We continue to develop our MGP hardware, procedures and production techniques to continually improve sample densities and production yields. Our proprietary MGP procedures include pre-launch sample processing, proprietary flight hardware design, safety certification, environmental controls, remote process controls, robotics, astronaut training and procedures, on-orbit data communications and post-flight sample analysis.

Our BioSpace business unit has not yet generated revenues. Preparation, recovery, and testing of vaccine samples in space require an on-going substantial investment. The process of testing such samples and the development of marketable vaccine products will require significant additional capital investment, and unless the Company can market its samples to drug development entities at an early stage of development will require substantial future investments before revenue would be recognized.

Market/Customers – While there have been no MGP product sales to date, likely customers will be large international pharmaceutical companies and smaller biotechnology companies. BioSpace continues to monitor our proprietary Biotechnology Investment, Acquisition and Joint Venture Study which currently indicates that the biotechnology sector is very active in partnering with or acquiring small biotechnology companies like BioSpace once the discoveries enter into the FDA Phase trials. BioSpace is currently focused on starting the FDA Phase process with the salmonella vaccine in order to validate our business model while providing guidance as to how to best commercialize our MGP VPP.

Growth Strategy – Our BioSpace growth strategy is to first concentrate on commercializing the salmonella vaccine, completing the samples remaining microgravity flight(s), and then progressing into initial FDA testing. Meanwhile, we will fly other selected vaccine targets to micro-g in available spacecraft. There are nine additional Space Shuttle flights until the scheduled retirement of the fleet in 2010. While NASA may add more Space Shuttle flights, our business strategy assumes that there will be no further flights after 2010. BioSpace will focus on designing more efficient mass/volume MGP hardware while improving yields in order to maximize the remaining Space Shuttle flight opportunities. Based on our ARCTUS design that was submitted to NASA for the COTS competition, we are designing our own “free flyer” spacecraft called the BioSpace Processing Satellite (BPS) that would provide an autonomous, on-orbit platform, to optimize our own vaccine target discovery process while also selling micro-g lab capacity and processes to third parties. The BPS is being designed to fly on a number of smaller and less expensive rockets or as a secondary payload on larger launch vehicles, thus providing the Company with maximum flexibility and assured access to space in the coming years. Advanced design and development of the BPs would require significant capital investment and would take several years to complete.

Competition – There are many earthbound developers of vaccines, including most large pharmaceutical companies and many smaller biotechnology firms. While there are no known competitors developing vaccines in micro-gravity, with the recent delivery of both the European Space Agency (“ESA”) and the Japanese Space Agency (“JAXA”) nodes on the ISS, competition from foreign governments, academia and commercial companies, competition is anticipated.

SPACETECH, INC.

SPACEHAB has established a business incubator named SPACETECH that selects various qualified technologies that use space-related engineering and technology. SPACETECH is currently engaged with two initiatives.

1st Detect:

SPACETECH began development of a mini-mass spectrometer (MMS) for use on ISS under a Space Act Agreement (SAA) with NASA in 2005. The Company quickly realized the many commercial applications of such a device and began parallel development of a lighter weight, lower power unit named 1st Detect. We believe that this device represents a breakthrough in the mass spectrometer market, filling an unfulfilled niche in the marketplace by being accurate, light weight, battery powered, durable, inexpensive and providing a rapid reading of the identified substance.

•                  Products/Services – A mass spectrometer is a universal chemical analyzer that measures the constituent chemicals in a sample by measuring the mass to charge ratio (m/z) of the atoms and/or molecules for which the sample is comprised. The resulting spectrum is then compared to other known sample spectra to determine the identification of each chemical present. A unique “fingerprint” (spectra) exists for essentially every known substance in the world. In fact, the National Institute of Standards and Technology (NIST) has catalogued over 100,000 different chemicals. 1st Detect uses a proprietary ion trap technology, allowing for the device’s portability, versatility, sensitivity, durability, efficiency and low cost.

Ion trap technology has been used in spectrometry for years. In fact, most of the explosive detectors found in airports use the ion trap technology. However, these units are large, heavy and require 110 volt power and must be plugged into an electrical outlet and can only detect one substance.. The 1st Detect ion trap design is approximately the size of a shoe box, weighs approximately 12 pounds and only requires 12 volts (battery powered) while being able to detect many substances simultaneously. It is also very sensitive, which reduces the amount of false positive alarms compared to competing products in its price range..

1st Detect is currently a working prototype that requires further refinement and optimization with a finished prototype expected in eight to twelve months. 1st Detect unit pricing is expected to range from $50,000 to $80,000 depending on the configuration and application.

•                  Market/Customers – Given 1st Detect’s very light weight, its ability to run on batteries and its relatively low price point, 1st Detect will open markets that were not available to competing units. The following are possible markets that 1st Detect can serve:

• Military
• Federal Buildings, Airports & Border Crossings
• Police Departments
• Fire Departments
• Environmental Monitoring
• Food, Beverage and Drug Processing
• Hospitals and Doctors Offices
• Semiconductor Processing
• Petroleum & Chemical Refineries
• University Research Labs
• Explosive Detection
• Drug Detection
• Portable Drug Breathalyzer & Meth Lab Detector
• Chemical Spill & Smoke Source Detector
• Contamination & Hazardous Waste Detector
• Manufacturing Contamination Detector
• Human Exhaled Gas Sample Analysis
• Process Control and Contamination Detection
• Plastics & Rubber Manufacturing
• Research

•                  Growth Strategy – As we continue development of the 1st Detect product, we have undertaken a primary strategy to seek to partner with existing spectrometer companies where our product could benefit from established distribution channels.

•                  Competition – There are many portable mini mass spectrometer competitors. We believe the 1st Detect product offers a combination of attributes that are currently unavailable in the marketplace on a single product.

AirWard:

On May11, 1996, ValuJet Airlines flight No. 596 crashed in the Florida Everglades resulting in 110 fatalities. The National Transportation Safety Board (NTSB) found that chemical oxygen generators initiated and then intensified a fire in a Class D cargo compartment which caused the crash. Shortly after the crash, NTSB recommended that the Department of Transportation (DOT), the Research and Special Programs Administration (RSPA) and the Federal Aviation Administration (FAA) take action.

In response to the NTSB recommendation, the DOT RSPA published a notice of proposed rulemaking (NPRM) in the Federal Register (61 FR 68955) proposing to amend the Hazardous Materials Regulations (HMR; 49 CFR Parts 171-180) to prohibit transporting oxidizers, including compressed oxygen, in passenger-carrying aircraft. This new regulation, which places much more stringent heat and flame resistance requirements regarding the air transportation of hazardous materials such as oxygen cylinders, is to be effective October 2009.

SPACEHAB applied its over 20 years of space engineering expertise to this terrestrial problem and has recently completed pre-production testing of the AirWard Container to the new DOT requirements,

demonstrating that the design meets and exceeds all requirements. The AirWard Containers fully meet, and exceeded, all of the applicable requirements of the Hazardous Materials Regulations (HMR; 49 CFR Parts 171-180) that are to become effective in October 2009.

•                  Product/Services – The AirWard thermal resistant transportation containers serve the commercial domestic airline industry by providing protective containers for transportation of hazardous materials. AirWard has met the DOT’s stringent requirements, which will apply to all domestic and U.S.-bound airlines, effective October 2009. The containment system can be scaled to support numerous common and custom applications, utilizing a stainless steel exterior, durable interior fabrics and proprietary combination of interior packing materials.

•                  Market/Customers – Since the successful completion of the rigorous certification requirements established by DOT for hazardous containment, the Company has presented its product to many of the domestic commercial airlines as well as regulatory bodies, receiving encouraging results. AirWard will be marketed directly to commercial airlines through the Company’s sales staff. Primarily designed for the aviation industry, AirWard also holds commercial applications across varying industries including manufacturing, packaging/transportation, and the military.

•                  Growth/Strategy – Applying experience in the development of specialized containers for transporting goods in space, we have developed and certified a containment system to meet the DOT’s 2009 requirements. Attendance during industry conferences and seminars, as well as rigorous sales initiatives has shown enthusiasm by potential aviation customers. Our prototype unit is now undergoing evaluation by commercial airlines. Our internal sales initiative will continue to pursue sales as the DOT compliance deadline of September 2009 approaches.

•                  Competition – To date, we are unaware of any viable competitors or manufacturers of a similar hazardous cargo containment product that meets the DOT’s 2009 requirements. One potential competitor, Viking Packaging, began pursuing the opportunity; however, has since halted due to preliminary testing obstacles.

Dependence on a Single Customer or Limited Number of Customers

Approximately 45% of our revenue in fiscal year 2008 was generated by various NASA contracts or subcontracts. Other contracts with commercial and governmental customers provide revenue from varying sources. We cannot make any assurances that NASA will require our services in the future; and therefore, we continue to work on diversifying our customer base to include other government agencies, foreign space agencies, aerospace partners, and private companies.

Common to contracts within agencies of the U.S. Government, our contracts servicing NASA contained provisions pursuant to which NASA or the prime contractor may terminate the agreement “for convenience.” On May 7, 2008, SPACEHAB received a letter from ARES Corporation notifying of ARES’s intent to terminate the Cost Plus Award Fee Subcontract No. SGS-0311403.00 with SPACEHAB pursuant to section GP-07(7.2) of the General Provisions as set forth in Attachment J-7 to the Subcontract. The provision referred to in the ARES correspondence cited termination for “convenience.” The Company has consistently received excellent reviews for its performance under the Subcontract and has earned near maximum award fees. Previously, 45 of our employees were engaged under the Subcontract, which resulted in revenues of $4.5 million for the current fiscal year. The Subcontract extended pursuant to its original term until September 30, 2008. The Company and ARES have not resolved certain issues relative to the early termination of the Subcontract, including, but not limited to, certain amounts receivable from ARES under this contract totaling $1.4 million. The Company is evaluating its contractual rights and other options with respect to ARES’s claimed termination of the Subcontract, including ARES’ obligations with respect to such claimed termination.

We anticipate that a portion of our revenue for our next fiscal year will be derived from contracts with entities other than agencies of the U.S. Government that will not be subject to federal contract regulations such as termination “for convenience” or government funding restrictions.

Our ASO business unit serves the satellite launch industry, which is dominated domestically by Lockheed Martin and Boeing. We have a contract in place with United Launch Alliance, successor to Lockheed Martin to support payload processing for the Atlas launch vehicle program and we also provide payload processing services for Boeing’s Delta launch vehicle program. This contract guaranteed us a minimum of four launches annually through

December 2006 and was extended through December 2007. In March, United Launch Alliance exercised the contract’s calendar year 2008 option. We anticipate United Launch Alliance exercising the remaining three calendar year options that will extend the contract through December 31, 2011. Additionally, the fourth of four, fully-funded task orders under the $35 million Vandenberg Air Force Base indefinite delivery, indefinite quantity (IDIQ) contract was awarded in June 2008 in which ASO has provided facilities and payload processing services from its VAFB location.

We have other current contracts in place with NASA and Boeing for support of spacecraft processing activities in both Florida and California. Our ASO business unit also manages the Sea Launch facility under a long-term contract with Sea Launch Company, LLC, which expires in 2011.

Research and Development

We incurred $1.4 million and $0.8 million in research and development expense during fiscal years 2008 and 2007, respectively. Research and development in fiscal year 2008 has been directed towards development of our 1st Detect, mini-mass spectrometer product, and AirWard hazardous containment system. The AirWard program advanced from a concept to a product over the past year. We believe that the Department of Transportation plans to enforce new regulations (CFR49) regarding the safe transportation of oxygen cylinders aboard passenger aircraft effective October 1, 2009. SPACEHAB has designed, developed and tested a container that meets all federal requirements. During fiscal year 2008, a prototype container was fabricated and subjected to rigorous testing. Through a series of iterative design adjustments, a final design was developed that meets all applicable requirements and standards. Our design team attended trade shows and met with government and airline representatives to advise potential customers of our CFR49-compliant product. We are now actively marketing this product for initial deliveries in January 2009. In parallel, we are evaluating the use of advanced materials for a “block 2” box that could potentially reduce weight, while still meeting all applicable requirements. The 1st Detect chemical analyzer debuted at the American Society of Mass Spectrometry Conference in June 2008, during which several companies demonstrated significant interest in the product. Currently, several operational units have been manufactured including a boxed unit and a bench-top development unit. In tandem, we are working on the development of an automatic MS/MS capability, which will increase accuracy; an RF signal refinement and RF and auto-tuning capability; reduction in size and cost; development of chemical identification software; and, intellectual property development.

Certain Regulatory Matters

We are subject to federal, state, and local laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment, in order to protect our domestic technology from unintended foreign exploitation, and to regulate certain business practices. We believe that our policies, practices, and procedures are properly designed to prevent unreasonable risk of environmental damage and consequential financial liability to us. Compliance with environmental laws and regulations and technology export requirements has not had in the past, and, we believe, will not have in the future, material effects on our capital expenditures, earnings, or competitive position. Our operations are subject to various regulations under federal laws relative to the international transfer of technology, as well as to various federal and state laws relative to business operations. In addition, we are subject to federal contracting procedures, audit, and oversight under Federal Acquisition Regulations.

Significant federal regulations impacting our operations include the following:

Federal Regulation of International Business. We are subject to various federal regulations relative to the export of certain goods, services, and technology. These regulations, which include the Export Administration Act of 1979 administered by the Commerce Department and the Arms Export Control Act administered by the State Department, impose substantial restrictions on the sharing or transfer of technology to foreign entities. Our activities in the development of space technology, and in the processing of commercial satellites deal with technology of the type subject to these regulations. Our operations are conducted pursuant to a comprehensive export compliance policy that provides close review and documentation of activities subject to these laws and regulations.

Foreign Corrupt Practices Act. The Foreign Corrupt Practices Act establishes rules for U.S. companies doing business internationally. Compliance with these rules is achieved through established and enforced corporate policies and documented procedures in our internal procedures and financial controls.

Iran Nonproliferation Act of 2000. This act includes specific prohibitions on commercial activities with certain specified Russian entities engaged in providing goods or services to the International Space Station. Our activities with Rocket Space Corporation-Energia of Russia are not subject to this act.

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

Regulatory Compliance and Risk Management

We maintain compliance with regulatory requirements and manage our risks through a program of compliance, awareness, and insurance, which includes the following:

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

Employees Update

As of June 30, 2008 we employed 66 regular full-time employees. The breakdown by area is as follows: SPACEHAB corporate and executive management is 22; one is employed by Flight Services; and, seven are employed by SPACETECH. Engineering Services total one; and, 35 are employed by ASO. During the fourth quarter of fiscal year 2008 the ASO business unit appointed retired Gen. Lance W. Lord to the position of chief executive officer responsible for expanding ASO’s current core services from spacecraft processing support to a comprehensive line of End-to-End Mission Assurance offerings. Of these employees, approximately 15.2% hold advanced degrees beyond a bachelor’s degree. Additionally, a significant number of our employees have experience in both the space industry and/or governmental space agencies, with a special expertise in commercial space and human space flight. None of our employees are covered by collective bargaining agreements.

Item 1A. Risk Factors.

The risks and uncertainties outlined below include, but are not limited to space shuttle operations, changes in technology and customer’s needs, termination of backlog orders, and changes in government requirements and laws. Other unknown risks that may adversely affect our financial condition include those which may not be considered threatening based on present information. If any of the following risks or uncertainties actually occurs, our business, financial condition, and results of operations could be materially adversely affected.

Risks Related to Our Business

Since August 2007, our cash flows from operations associated with space shuttle missions have been eliminated.

During fiscal year 2007, our Flight Services business unit derived over 98% of its revenues, which represented approximately 64% of consolidated revenues for fiscal year 2007, from the use of our modules and integrated cargo carriers by the space shuttle fleet. We have had no contracted missions since August 2007 for our modules; and, we have terminated our leases for the integrated cargo carriers, and no longer have the use of these assets. Our inability to generate new contracts on a timely basis could have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to anticipate technological advances and customer requirements, including NASA’s requirements for products and services, our business and financial condition will be adversely affected.

Our growth and future financial performance depend upon our ability to anticipate technological advances and customer requirements. There can be no assurance that we will be able to achieve the necessary technological advances for us to remain competitive. In 2008, we continued new business initiatives for the commercial exploitation of space. These new business initiatives will require substantial investments of capital and technical expertise. We may not be able to develop products and services in connection with these new business initiatives. Our failure to anticipate or respond adequately to changes in technology and NASA requirements, or delays in additional product development or introduction, could have a material adverse effect on our business and financial performance.

We plan to develop new products and services for the space industry. No assurances can be given that we will be able to successfully develop these products and services.

Our business strategy outlines the use of decades of experience we have accumulated to expand the services and products we offer to both government and commercial industries. These services and products generally involve the commercial exploitation of space, and involve new and untested technologies and business models. These technologies and business models may not be successful, which could result in the loss of any investment we make in developing them.

Our attempt to develop new technologies and business models to commercially exploit space-derived expertise will require substantial additional capital, which may not be available to us, and if available, may substantially dilute equity owners.

Our future business operations will be focused on developing new technologies and business models for the commercial exploitation of space. We expect that some of these technologies and models will require substantial additional capital. No assurances can be given that capital will be available to us. The cost of future capital, if available, is likely to be costly; and therefore, likely to substantially dilute holders of equity.

We incur fixed lease obligations for our module and space shuttle operations payload processing facilities, which currently have no contracts for such future business.

A substantial portion of our operating costs is derived from a fixed lease obligation for our Cape Canaveral payload processing facility, which is used to support our module and space shuttle operations. The balance of this lease extends over a period of three additional years. We currently have no revenue-generating contracts for future business that would support our module and space shuttle operations. We must obtain new contracts in order to generate future revenue. Our inability to generate new contracts would have a material adverse effect on our business, financial condition, and results of operations. Additionally, since a large portion of our operating costs are relatively fixed due to this lease obligation, variations in the timing and progress of future contracts can materially affect our business, financial condition, and results of operations.

The completion of our space shuttle module mission in August 2007 resulted in the redeployment or reduction of technical and operations personnel.

Due to the completion of our space shuttle module mission in August 2007, we have redeployed technical and operational personnel to other contracts, and reduced the workforce, in order to lower our cost structure as part of a reorganization of operations. Any future reduction in workforce would be accompanied by the payment of severance obligations, which could have a material adverse effect on our financial condition. In addition, a future reduction in workforce would be accompanied by a risk of litigation, which if initiated or successful, could harm our business and financial position.

As a result of NASA selecting another successor to the Space Shuttle Program, our financial condition and results of operations were materially adversely affected.

Approximately 85% of our revenue for fiscal year 2007 was generated from contracts supporting NASA. In fiscal year 2008, NASA contributed 45% of our revenue. In the past, we have developed products without any firm commitments from NASA. We currently have no contracted NASA-related projects relative to NASA’s proposed successor for the Space Shuttle Program.

Termination of our backlog of orders could negatively impact our revenues.

As of June 30, 2008, we had a firm backlog of approximately $30.2 million. Backlog consists of aggregate contract values, excluding the portion previously recognized as revenues, in work change orders on existing contracts, and our estimate of potential award fees. Backlog as of June 30, 2008 does not give effect to new orders received or any terminations or cancellations since that date. Approximately 51% of our firm contract backlog as of June 30, 2008 was derived from contracts with the U.S. Government and its agencies or from subcontracts with the U.S. Government’s prime contractors. Since our government contracts are contingent upon Congressional appropriations and are terminable “for convenience,” we cannot assure that our backlog will ultimately result in revenues.

As a U.S. Government contractor, we are subject to a number of rules and regulations, the violation of which could result in us being barred from future U.S. Government contracts.

We must comply with, and are affected by laws and regulations relating to the award, administration, and performance of U.S. Government contracts. These laws and regulations, among other things:

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

A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of our contracts, or debarment from bidding on U.S. Government contracts. Additionally, U.S. Government contracts generally contain provisions that allow the Government to unilaterally suspend us from receiving new contracts pending resolution of alleged violations of certain federal laws or regulations, reduce the value of existing contracts, issue modifications to a contract, and control and potentially prohibit the export of our services and associated materials. Prohibition against bidding on future U.S. Government contracts would have a material adverse affect on our financial condition and results of operations.

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

Our financial margins as compared to that of our competitors.

The U.S. Government, the governments of other countries and private companies participate in the highly competitive space industry often as both suppliers and end-users of space services. Our long-term strategy growth is to commercially exploit space-based technologies. These strategies could require us to compete with commercial companies such as The Boeing Company, Lockheed Martin Corporation and other large aerospace companies, many of which have existing NASA support contracts, substantially greater financial resources and manufacturing capabilities, more established and larger marketing and sales organizations, and larger technical staffs than we have.

United Space Alliance, which is equally owned by The Boeing Company and Lockheed Martin Corporation is the primary contractor for NASA’s Space Shuttle Program. United Space Alliance is responsible for the day-to-day operation and management of the U.S. Space Shuttle fleet. United Space Alliance is currently the primary contractor in the market for civil ground operations and payload processing services. We believe that the privatization of space station operations and successor programs will continue to result in intense competitive pressure among contractors to retain their current contracts and/or capture new payload processing work from other contractors. To the extent that these contractors are able to retain or enlarge their roles in payload processing operations, our ability to successfully compete for a share in this market could be impeded, which could have a material adverse effect on our future financial performance.

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

A branch of the U.S. Government could construct spacecraft ground processing facilities at one or more of the domestic launch sites served by Astrotech, which could significantly reduce the number of missions using Astrotech’s facilities.

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

Our business mix includes cost-reimbursable and fixed-price contracts. Cost-reimbursable contracts generally have lower profit margins than fixed-price contracts. Our Flight Services and Astrotech spacecraft processing business units’ contracts are mainly fixed-price contracts.

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

We currently have a contract to construct building improvements for the U.S. Government at Astrotech’s facilities on a fixed-price basis. While a fixed-price contract allows us to benefit from cost savings, it also exposes us to the risk of cost overruns. If the initial estimates we used to calculate the contract price and the cost to perform the work prove to be incorrect, we could incur losses. In addition, this contract has specific provisions relating to cost, schedule, and performance. If we fail to meet the terms specified in such contract, then our cost to perform the work could increase or our price could be reduced, which would adversely affect our financial condition. Moreover, successful performance of this contract depends on our ability to meet production specifications and delivery rates. If we are unable to perform and deliver under contract requirements, our contract price could be reduced through the incorporation of performance penalties, such as liquidated damages, termination of the contract for default, or other financially significant exposure. Thus, this fixed-price contract has a substantial risk for potential losses if our estimated costs exceed our estimated price, or if we cannot perform in accordance with the terms of the contract.

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

We have been funding the development of certain projects prior to being awarded a contract for such projects. No assurances can be made that any funds we may spend in the future in connection with the development of new products will lead to the award of a contract or that any such contract will be awarded on terms that are economically favorable to us. In addition, we depreciate space hardware, and intend to depreciate future capital assets that are dedicated to supporting the space shuttle over a period that approximates the useful life of the space shuttles. However, since we do not expect to receive additional contracts for the use of our modules, we have been required to write-off the remaining value of our modules. In addition, in the event we are not awarded contracts for the use of future products or services, we could be required to write-off the value of any future capital assets, and/or costs of prepaid services performed, which could have a material adverse effect on our financial condition and results of operations.

Our spacecraft payload processing facilities are specifically designed to process satellites and other payloads and we would lose a substantial portion of their value if we no longer provided these services.

Our Astrotech spacecraft processing facilities and the payload processing facilities for our Flight Services business unit were built, specifically, to process satellites, our modules, and integrated cargo carriers. Currently, our Astrotech facilities in Titusville, Florida are depreciated using the straight-line method over their estimated useful lives, which range from 16 to 40 years. If we were required to terminate the processing businesses, the value of these facilities would be significantly impaired. In addition to having to take a substantial write-down of the value of our Titusville, Florida facility, if we attempted to sell this facility, it is unlikely that we would be able to recover the amounts we have invested. If we were able to sublease our leased facilities, we doubt such subleases would be sufficient to cover our current rental payments. Due to our substantial capital expenditures for our spacecraft processing facilities and the limited uses of these facilities, the termination of operations at our Titusville, Florida facility that we own, or one or more of our other leased facilities could have a material adverse effect on our financial condition and results of operations.

We incur substantial costs in preparing proposals to bid on contracts that we may not be awarded.

Preparing a proposal to bid on a contract is generally a three to six month process. This process is labor-intensive and results in the incurrence of substantial costs that are generally not retrievable. Additionally, although we may be awarded a contract, work performance does not commence for several months following completion of the bidding process. If funding problems by the party awarding the contract or other matters further delay our commencement of work, these delays may lower the value of the contract, or possibly render it unprofitable.

Because our operating results are highly dependent on the timing of space shuttle missions and spacecraft launches, they may fluctuate significantly from quarter to quarter.

Our microgravity product processing strategy relies on sending payload samples to and from space. This verity requires the reliance of access to space on-board either the Space Shuttle, Progress, Soyuz, ATV, Falcon, HTV, or other vehicles. The timing and availability of space shuttles or spacecraft missions that could carry our samples, the availability of third party launch vehicles, the number and types of missions flown, the number and timing of satellite launches that use our Astrotech spacecraft processing facilities, and other factors can cause our results of operations to fluctuate significantly from quarter to quarter.

Most obligations under our contracts, including contract-related engineering, research and development, and selling, general and administrative expenses, are recorded in the periods in which they are incurred. Accordingly, we may report routine operating losses in quarters in which no space missions are in process.

Additionally, we have incurred significant losses in the past and, as such, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Compliance with environmental and other government regulations could be costly and could negatively affect our financial condition.

Our business, particularly our Astrotech spacecraft processing business unit is subject to numerous laws and regulations governing the operation and maintenance of our facilities, and the release or discharge of hazardous or toxic substances, including spacecraft fuels and oxidizers into the environment. Under these laws and regulations, we could be liable for personal injury and cleaning costs and other environmental and property damages, as well as administrative, civil, and criminal penalties. In the event of a violation of these laws, or a release of a hazardous substances at or from our facilities, could have a material adverse effect on our business, financial condition, and results of operations.

Our failure to comply with U.S. export control laws and regulations could adversely affect our business.

We are obligated by law and under NASA contracts to comply, and to ensure that our subcontractors comply with all U.S. export control laws and regulations, including the International Traffic in Arms Regulations and the Export Administration Regulations. We are responsible for obtaining all necessary licenses or other approvals, if required, for exports of hardware, technical data, and software, or for the provision of technical assistance. We are also required to obtain export licenses, if required, before utilizing foreign persons in the performance of our NASA contracts if the foreign person will have access to export-controlled technical data or software. The violation of any of the applicable export control laws and regulations, whether by us or any of our subcontractors, could subject us to administrative, civil, and criminal penalties.

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

Continuing operating losses or ineffective business strategies could lead to a protracted financial restructuring that would further disrupt our business and would divert the attention of our management from operation of our business and implementation of our business plan. It is likely that such a prolonged financial restructuring or bankruptcy proceeding would cause us to lose many of our key management employees, particularly the most senior members of management. It is also likely a prolonged financial restructuring or bankruptcy proceeding would cause us to lose customer contracts or be ineligible to obtain government contracts. Such losses of key management employees would likely make it difficult for us to complete a financial restructuring and may make it less likely that we will be able to continue as a viable business (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources).

There may be no market for our stock on an active trading market.

The NASDAQ has notified us that we are in violation of their listing requirements, since we have not maintained our share price for our common stock of $1.00 or more. If we do not meet the share price requirement by October 6, 2008, our common stock may be delisted from NASDAQ. If we are delisted we have no current plans to list on any securities exchange or other stock market. It is possible that the market for our stock will be subject to disruptions. Shareholders may not be able to sell their stock when they want and, if sold, may not be able to receive the expected price.

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

In order to achieve compliance with Section 404 within the prescribed period, management has adopted a detailed project work plan that assesses the adequacy of our internal control over financial reporting, remediates any control weaknesses that may be identified, validation through testing that controls are functioning as documented, and implementation of a continuous reporting and improvement process for internal control over financial reporting. However, we may not be able to complete the work necessary for our management to issue its management report in a timely manner, in future periods or to test and complete any work that will be required for our management to be able to report that our internal control over financial reporting is effective. In addition, our independent auditors when required, may not be able to issue an attestation report on management’s assessment. Our failure to comply with Section 404, including issuing the management report and obtaining the attestation report, may materially adversely affect our reputation, our financial condition, and the value of our securities, including our outstanding notes, exchange units, and common stock. Furthermore, our costs of compliance with Section 404, including the cost of remedying any identified weaknesses, could be material and could adversely affect our financial condition and results of operations.

Our bank revolving credit facility expires in February 2009.

In February 2008, we entered into a financing facility with a bank that provided a $4.0 million term loan terminating in February 2011 and a $2.0 million revolving credit facility terminating in February 2009. The bank financing facility contains certain financial and other covenants that are required to preclude a default and acceleration of amounts outstanding. The Company’s failure to continue to meet its covenant requirements or to renew the revolving credit facility could have an adverse affect of the Company’s liquidity.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our five business units, Astrotech Space Operations, Astrotech Engineering Services, Flight Services, BioSpace Technologies, and SPACETECH, currently occupy four locations. The corporate headquarters was located at 12130 Highway 3, Webster, Texas 77598, which terminated on June 30, 2008, upon mutual agreement. In June 2008, the Company exchanged approximately 3.0 acres of land adjacent to its Webster, Texas offices for early termination of its lease for the former headquarters facility, and moved its corporate offices to leased offices at 907 Gemini, Houston, Texas 77058. The new corporate offices are located in approximately 16,000 square feet of office-shop space under lease through December 2008. Our executive management, accounting, marketing and communications, human resources, and contracts administration along with the SPACETECH, BioSpace, and Engineering Services employees are located at the corporate offices.

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

Astrotech has a four-person technical staff located on Vandenberg Air Force Base in Santa Barbara County, California. Astrotech presently leases a 60-acre site on the base and owns four buildings comprising 18,800 square feet, dedicated to the same functions provided at the Florida facility. The term of the present land lease expires on July 13, 2013, with provisions to extend the lease at the request of the lessee and the concurrence of the lessor. Upon final expiration of the land lease, all improvements on the property revert, at the lessor’s option, to the lessor at no cost. During fiscal year 2007, we began an expansion of this facility that will be completed during 2009 that will enhance our capabilities to process five-meter class satellite payloads.

Additionally, Astrotech has seven employees who are housed at the Sea Launch Home Port facility in Long Beach, California provided in accordance with the provisions of the Astrotech contract with Sea Launch Company, LLC.

Our Flight Services payload processing facility is located near the Kennedy Space Center in Cape Canaveral, Florida. The facility is contained in an approximately 52,000 square foot plant. The payload processing facility has a clean room work area of approximately 24,000 square feet. This work area is designed to accommodate our single and double modules, as well as the Integrated Cargo Carriers (“ICCs”) and Vertical Cargo Carrier (“VCC”). This area includes eleven secure experiment/payload integration and work areas ranging in size from 300 square feet to 1,000 square feet each. In addition, the facility provides office space, stock rooms, storage areas, a machine shop, an electrical shop, conference rooms, and other miscellaneous accommodations. We negotiated an agreement with the Canaveral Port Authority for the lease of the land for a forty-three year period, which commenced on August 28, 1997. Upon expiration of the land lease, all improvements on the property revert at no cost to the lessor. On May 2, 2005 we sold the facility in Cape Canaveral, Florida for $4.8 million. We now lease back 100% of the facility through December 31, 2010, with an option period of an additional five years.

We believe that our current facilities and equipment are generally well maintained and in good condition, and are adequate for our present and foreseeable needs.

Item 3. Legal Proceedings.

In January 2004, the Company initiated a formal proceeding against NASA in which the Company was seeking damages in the amount of $87.7 million for the loss of its Research Double Module (“RDM”) as a result of the 2003 Space Shuttle Columbia accident. In October 2004, NASA responded to this claim with the determination that its liability was $8.2 million, including interest, and paid SPACEHAB this amount. SPACEHAB subsequently filed an appeal with the Armed Services Board of Contract Appeals, and over the next two years the two parties proceeded with preparations for a court hearing. The Company also filed a tort claim in November 2004, seeking damages of $79.7 million for the loss of the RDM, to which the court granted a motion in June 2006 to stay the case until resolution of the Company’s contract claim appeal.

On February 21, 2007, the Company dismissed with prejudice all litigation against NASA relating to losses incurred by the Company as a result of the February 2003 Space Shuttle Columbia accident.

In July 2008, the Company filed a claim with its insurance underwriter for recovery of up to $750,000 in lost revenue resulting from the January 2007 launch failure and subsequent closure of the Sea Launch operations. The insurance underwriter has not confirmed or denied coverage and is evaluating the Company’s claim.

Except as above, the Company is not a party to any significant pending or threatened proceedings, which in management’s opinion, would have a material adverse effect on our business, financial condition, or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended June 30, 2008.

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

Fiscal 2008	High	Low

First Quarter	$6.50	$3.90
Second Quarter	$3.25	$1.10
Third Quarter	$2.26	$0.55
Fourth Quarter	$0.82	$0.37

Fiscal 2007	High	Low

First Quarter	$13.50	$6.70
Second Quarter	$8.80	$5.60
Third Quarter	$12.30	$5.70
Fourth Quarter	$8.40	$4.10

We have never paid cash dividends. It is our present policy to retain earnings to finance the growth and development of our business; and therefore, we do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

We have 75,000,000 shares of Common Stock authorized for issuance. As of September 19, 2008 we had 16,404,378 shares of Common Stock outstanding. We had approximately 259 shareholders of record of our Common Stock on September 19, 2008.

The NASDAQ has notified us that we are in violation of their listing requirements, since we have not maintained a share price of our Common Stock of $1.00 or more. If we do not meet the share price requirement by October 6, 2008, our Common Stock may be delisted from the NASDAQ.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	235,400	$10.03	5,510,869
Equity compensation plans not approved by security holders	—	—	—
Total	235,400	$10.03	5,510,869

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

The performance graph and table below compare the five-year cumulative total return of our common stock with the comparable five-year cumulative total returns of the Standard & Poor’s Aerospace & Defense Stock Index (“S&P Aerospace & Defense”) and the NASDAQ Composite Stock Index (“NASDAQ Composite”). The figures assume an initial investment of $100 at the close of business on June 30, 2003 in SPACEHAB, S&P, and NASDAQ, and the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among SPACEHAB, Incorporated, The NASDAQ Composite Index

And The S&P Aerospace & Defense Index

	6/03	6/04	6/05	6/06	6/07	6/08

SPACEHAB, Incorporated	100.00	387.37	188.42	124.21	68.42	6.01
NASDAQ Composite	100.00	128.49	129.74	140.22	169.32	149.51
S&P Aerospace & Defense	100.00	132.36	154.68	184.25	228.80	202.04

Issuer Purchases of Equity Securities

On March 25, 2003, our Board of Directors authorized us to repurchase up to $1.0 million of our outstanding stock at market prices. As of June 30, 2008 we had repurchased 11,660 shares at a cost of $117,320.

On July 13, 2005, we entered into an amendment to the Amended and Restated Rights Agreement, dated as of February 23, 2004, between us and American Stock Transfer & Trust Company, as rights agents, which had the effect of terminating our Rights Agreement effective July 13, 2005.

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

Private Placement of Common Stock

On June 5, 2008, the Company entered into a Securities Purchase Agreement with certain investors, under which the investors agreed to subscribe for and purchase 1,329,787 shares of the Company’s common stock for an aggregate purchase price of $625,000. The consummation of the transaction under the Securities Purchase Agreement was contingent upon certain customary conditions precedent to each party’s obligation to close.

The 1,329,787 shares of common stock issued under the Securities Purchase Agreement were sold in reliance on the exemption from registration pursuant to Rule 506 of Regulation D promulgated by the Commission pursuant to the Securities Act of 1933. The Company believes that such issuance of securities qualifies for an exemption under Rule 506 because there are no more than 35 purchasers of securities and each Investor represents to the Company under the Securities Purchase Agreement at the time of execution and closing that it is an “accredited investor” within the meaning of Rule 501 of Regulation D.

Item 6. Selected Financial Data.

The following table sets forth our selected consolidated financial data as of and for the years ended June 30, 2004, 2005, 2006, 2007, and 2008. Such data has been derived from our consolidated financial statements audited by Grant Thornton LLP for the fiscal years ended June 30, 2004, 2005, and 2006, and by PMB Helin Donovan, LLP for fiscal years ended June 30, 2007 and 2008. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and our Consolidated Financial Statements and Notes thereto included in this annual report. All amounts are in thousands.

	Years Ended June 30,
	2004		2005		2006		2007		2008
Statement of Operations Data:
Revenue from operations	$77,606	(1)	$59,401		$50,746		$52,762		$25,544
Costs of revenue	45,678		47,158		46,855	(5)	51,029	(7)	19,540
Gross profit	31,928		12,243		3,891		1,733		6,004
Selling, general and administrative expenses	20,982	(2)	1,639	(3)	10,672		13,762	(7)	9,361	(11)
Research and development expenses	223		77		410		801		1,375
Income (loss) from operations	10,723		10,527		(7,191)		(12,830)		(4,732)
Interest expense, net of capitalized amounts and interest and other income	8,142		5,424		5,174	(6)	3,531		427
Debt conversion expense	—		—		—		—		30,194
Net income (loss)	2,075		5,249		(12,397)		(16,292)		(36,028)
Net income (loss) per common share – basic	$1.67		$4.16		$(9.73)		$(12.61)		$(4.26)
Net income (loss) per common share – diluted	$1.47		$3.70		$(9.73)		$(12.61)		$(4.26)
Shares used in computing net income (loss) per common share – basic	1,245		1,261		1,274		1,292		9,254
Shares used in computing net income (loss) per common share – diluted	1,414		1,419		1,274		1,292		9,254
Cash dividends declared per common share	—		—		—		—		—

Other Data:
Cash provided by (used in) operations	$5,273		$(7,153)		$3,984	(6)	$6,028	(8)	$(8,598	)(10)
Cash provided by (used in) investing activities	5,019		17,683	(4)	(1,141)		(1,077	)(9)	(158)

Balance Sheet Data (at period end):
Working capital (deficit) surplus	$(6,351)		$5,435		$2,753		$(6,105)		$1,004
Total assets	99,925		101,951		85,450		72,475		58,211
Long-term debt, excluding current portion	66,942		64,885		63,250		52,944		10,387
Stockholders’ equity (deficit)	9,410		14,797		2,809		(13,131)		34,936

(1)	Includes approximately $17.5 million due to Boeing’s termination of its spacecraft processing contract with us.
(2)

Includes approximately $0.3 million of non-cash expenses related to subleasing of excess facilities, $8.3 million of goodwill impairment at our Engineering Services and Astrotech Space Operations business units, and a $1.8 million non-cash write-down of an investment in Guignè.

(3)	Includes $7.7 million of net recovery from non-recurring transactions related to the loss of our research double module.
(4)	Includes approximately $8.2 million from ReALMS contract indemnification clause related to the loss of our research double module.
(5)	Includes approximately $6.3 million of non-cash write downs related to our flight unit 3 and the shuttle based flight assets.
(6)	Includes approximately $0.6 million of non-cash charges related to the acceleration of debt placement fees related to the convertible subordinated notes.
(7)

Includes approximately $12.5 million of non-cash write downs related to our flight unit 2 and the shuttle based flight assets and a $0.1 million non-cash write down of an investment in Applied Astronautical Corporation.

(8)

Includes $5.7 million advance for construction of a payload processing facility. Also includes $3.1 million advance from customer for in-flight insurance for STS-118 that was paid in July 2007 to the insurance carrier.

(9)	Includes approximately $6.3 million of restricted cash for the construction of a payload processing facility.
(10)	Includes $3.1 million payment for STS-118 flight insurance.
(11)	Includes approximately $0.2 million of non-cash write downs related to our inventory.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements and notes thereto included elsewhere in this report.

Historically, we operated in three main areas generally related to space flight activities within the aerospace industry: space assets and mission support services for manned and unmanned space exploration and research missions; commercial and exploratory satellite pre-launch services; and, engineering services in support of government and commercial space operations. Because of the diversity among the operations of our activities, we report the results of each business as a separate segment in our consolidated financial statements. Our consolidated financial results also reflect corporate-level expenses such as general and administrative, interest, and depreciation and amortization, but because of their nature, these items are not reported as a separate segment.

Overview

We were incorporated as a Washington corporation in 1984. We provide a range of products and services that focus on the needs of industry, governments and academia requiring access to, and utilization of the unique environment of space. We employ a staff of engineers and technicians who have supported hundreds of both manned and unmanned missions to space from multiple locations worldwide. The SPACEHAB name and brand is one of a select few that has appeared in a multitude of photos and videos highlighted during 23 space shuttle missions. We offer products and services in the following areas:

•                  Facilities and support services necessary for the preparation of satellites and payloads for launch;

•                  Expertise in qualifying hardware for spaceflight and the habitability and occupational challenges of space;

•                  Engineering, analysis, and space-bound payload operations services;

•                  Program integration and control; and

•                  Product design, development, and fabrication of space equipment.

Our Business Units

Astrotech Space Operations, Inc. provides all support necessary for its government and commercial customers to successfully process complex communication, Earth observation and deep space satellites in preparation for their launch on a variety of domestic and foreign launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our ASO facilities can accommodate five meter class satellites with weights of 11,000 kilograms, encompassing the majority of U.S. based satellite preparation services. During fiscal year 2008, ASO accounted for 62% of our consolidated revenues.

Revenue for our ASO business unit is generated from various fixed-priced contracts with launch service providers in both the commercial and government markets. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing a spacecraft for launch. The earnings and cash flows generated from our ASO operations are related to the number of commercial spacecraft launches, which reflects the growth in the satellite-based communications industries; and, the requirement to replace aging satellites. Other factors that have impacted, and are expected to continue to impact earnings and cash flows for this business include:

•                  Our ability to control our capital expenditures, which primarily are limited to modifications to accommodate payload processing for new launch vehicles, upgrading communications infrastructure, maintenance and safety, environmental and reliability projects, and other costs, through disciplined management and safe, efficient operations;

•                  The continuing limited availability of competing facilities at the major domestic launch sites that can offer compatible services, leading to an increase in government use of our services; and

•                  Our ability to complete customer specified facility modifications within budgeted costs and time commitments.

Astrotech Engineering Services, Inc. – Formerly SPACEHAB Government Services, AES provides large scale program technical support and specialized engineering analysis, products and services, and configuration and data management support to NASA and other government customers through the current fiscal year. AES derived most of its revenue from NASA’s Program Integration and Control (“PI&C”) contract for the International Space Station (“ISS”). The Company’s role in the PI&C contract was terminated in June of 2008. During the first nine months of fiscal year 2008, our AES business unit accounted for 21% of our consolidated revenues.

Earnings from AES are dependent upon our ability to continue to win contracts with NASA or other government entities through the competitive bidding process; and, our ability to sustain exemplary performance scores in order to achieve performance bonuses. Other factors that have impacted, and are expected to continue to impact earnings and cash flows for this business include:

•                  The termination of the PI&C contract with the International Space Station program;

•                  Our ability to maintain small business qualification for the AES business unit under NASA contracting rules;

•                  Our ability to secure other engineering services contracts with public or private sector entities; and

•                  Our ability to control costs within our budget commitments.

SPACEHAB Orbital Transportation Services, Inc. – Historically called SPACEHAB Flight Services, offered a range of engineering, research, logistics, integration, operations, and ground support services supporting our space shuttle module and pallet assets. At this time, there are no more scheduled missions to be performed under this business segment as the shuttle space transportation system nears retirement in 2010. During the fiscal year 2008, the Company completed space shuttle mission STS-118, its last contracted module mission, and recognized residual SOTS activity from previous missions. We continue to retain our space shuttle module assets to be available for future opportunities should they arise. During fiscal year 2008, our Flight Services business accounted for 17% of our consolidated revenues.

The primary factors impacting our Flight Services business unit earnings and cash flows are the number of space shuttle missions flown, the requirements for use of our space shuttle hardware and the configuration of the cargo handling and research logistics required for each mission. Other factors that have impacted, and are expected to continue to impact earnings and cash flows for this business unit include:

•                  NASA’s use of our space shuttle modules and related space assets that utilize our competencies in configuration and cargo handling;

•                  Commercial demand for access to space launch capability and need for research cargo logistics; and

•                  Space shuttle mission requirements for the manufacture of specialized cargo handling equipment.

Corporate and Other. Significant items impacting future earnings and cash flows include:

•                  Interest expense, which has decreased due to the repayment of our maturing convertible notes during fiscal year 2008, and the successful execution of the Exchange Transaction (see Note 16) resulting in the exchange of $46.1 million of the $52.9 million of our senior convertible notes into common stock; and

•                  Income taxes, with respect to which we currently only pay alternative minimum tax and minimal state income taxes. Income taxes have been impacted by limitations on our net operating loss carryforward upon consummation of our Exchange Transaction in November 2007 (see Note 16).

New Business Initiatives

Our identified new business initiatives are focused on space-based life sciences, end-to-end space mission assurance services, and commercialization of space-based technologies, which are natural extensions of our 23 years of space industry experience and our core capabilities in these fields. These new business initiatives will require large investments of capital and technical expertise. As of June 30, 2008, we have recorded no revenue from these new business initiatives.

BioSpace Technologies, Inc.

BioSpace Technologies, Inc. – A natural extension of SPACEHAB’s many years of experience preparing, launching and operating over 1,500 science payloads in space, the Company is transitioning from supporting government-sponsored basic research into producing commercial products from the microgravity discoveries. This new business initiative involves the use of microgravity platforms, such as the Space Shuttle and the ISS, for the development of space-made products that are to be sold on Earth. BioSpace Technologies has successfully processed vaccine samples in space on Space Shuttle Flights, STS-118, STS-123, and STS-124, which have resulted in preliminary salmonella vaccine production data. Through June 30, 2008, BioSpace Technologies has had no revenue.

SPACETECH, Inc.

SPACETECH, Inc. – SPACETECH is an incubator envisioned to commercialize space-industry technologies into real-world applications to be sold to consumers and industry. The 1st Detect mini-mass spectrometer and the AirWard hazardous cargo containers, both developed by SPACEHAB engineers, are being positioned for entry into the commercial marketplace. AirWard is a shipping container designed to meet the specific requirements of the U.S. Department of Transportation for all commercial airlines in U.S. airspace to protect pressurized oxygen bottles from flame and heat during flight. The 1st Detect mini-mass spectrometer offers a low power, portable detection device. 1st Detect has been awarded a Developmental Testing and Evaluation designation from the U.S. Department of Homeland Security as a “promising anti-terrorism technology.”

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Balance Sheet. Our total assets at June 30, 2008 were $58.2 million compared to total assets of $72.5 million at the end of fiscal year 2007. The following table sets forth the significant components of the balance sheet as of June 30, 2008, compared with 2007 (in thousands):

	2008	2007	Change
Assets:
Current assets	$7,633	$19,644	$(12,011)
Property and equipment (net)	40,999	43,884	(2,885)
Other assets (net)	9,579	8,947	632
Total	$58,211	$72,475	(14,264)
Liabilities and stockholders’ equity (deficit):
Current liabilities	$6,629	$25,749	$(19,120)
Long-term debt-less current portion	10,387	52,944	(42,557)
Other long-term liabilities	6,259	6,913	(654)
Stockholders’ equity (deficit)	34,936	(13,131)	48,067
Total	$58,211	$72,475	$(14,264)

Current assets as of June 30, 2008 decreased by $12.0 million as compared to June 30, 2007. This decrease is primarily due to:

•                  Cash decrease of $7.1 million resulting primarily from payments to Astrium/EADS of $6.4 million, payments to U.S. Bank for principal and interest to bondholders in the amount of $3.2 million, payment to Willis for STS-118 flight insurance of $3.1 million, and payments to various other vendors in the amount of $1.5 million, offset by receipts from our customer for the flight insurance of $3.1 million and receipts from a term note facility in the amount of $4.0 million. Decrease in accounts receivable of $4.3 million is primarily attributable to the decreased volume of sales in Flight Services due to our contracted missions for our shuttle assets ending their contracted period of performance.

•                  Decrease in other assets of $0.6 million is primarily a result of having reduced insurance policy premiums of $0.4 million in prepaids and of us valuing our inventory to market prices, which resulted in a non-cash write-down of the inventory by $0.2 million.

The decrease in net property and equipment of $2.9 million from June 30, 2008 to June 30, 2007 resulted primarily from the depreciation expense of $2.7 million and the exchange of the land in connection with the early termination of the Ellington lease for $0.3 million offset by new additions in the amount of $0.1 million.

The increase in other assets of $0.6 million from June 30, 2008 to June 30, 2007 resulted primarily from a decrease in net deferred financing costs offset by an increase in notes receivable related to the sale of modules to a space museum as well as increased spending on developing and protecting intellectual property.

Our current liabilities decreased by $19.1 million from June 30, 2007 to June 30, 2008. The following summarizes significant items:

•                  Our accounts payable and accrued expenses decreased from $11.0 million to $5.3 million due a reduction in mission activities in our Flight Services business unit and the timing of payments.

•                  Our short-term debt decreased by $10.3 million from June 30, 2007 to June 30, 2008 as a result of restructuring our debt and converting the bonds that were originally due in October 2007. This amount was offset by the $0.3 million that is the current portion of a $4.0 million term note acquired in February 2008.

•                  Current portion of our deferred gain on the sale of a building decreased by $0.1 million.

•                  Our short-term deposit account decreased by $3.1 million during the current fiscal year. This is a result of receiving $3.1 million from our customer prior to year-end for the in-flight insurance on our flight assets for STS-118 that flew in August 2007. The payment to the insurance carrier was executed.

•                  Our current portion of deferred revenue decreased by $0.2 million for June 30, 2007 to June 30, 2008 due to timing of payments receipt and recognizing revenue for satellite related programs.

Our long-term debt as of June 30, 2008 decreased by $42.6 million due to the maturity of $10.3 million of our 8.0% convertible subordinated notes in October 2007, and the conversion of junior and senior convertible notes.

Other long-term liabilities decreased by $0.6 million at year end 2008 compared to year end 2007. Our advances on the construction contract decreased by $0.9 million from June 30, 2007 to June 30, 2008. The decrease in advances on the construction contract was primarily due to receiving the initial milestone payments on our contract with a governmental agency to design and build a new processing facility and corresponding payments to subcontractors for work performed during the period. These cash decreases were offset by the $1.3 million increase in long term deferred revenue from our Astrotech business unit. The long term portion of deferred gain on the sale of buildings decreased by $1.0 million.

Liquidity and Capital Resources

As of June 30, 2008 we had cash and restricted cash-on-hand of $11.0 million and our working capital was approximately $1.0 million. Restricted cash, which consists of advance payments on a government contract to modify certain spacecraft processing facilities, and restricted deposits per bank covenant totaled $8.4 million as of June 30, 2008. For fiscal year 2008 we used $8.6 million from operating activities. Our $5.0 million revolving credit facility expired as of February 11, 2007, and we elected not to renew the facility. A $4.0 million term note facility and $2.0 million revolving note facility were established in February 2008.

$10.3 million of outstanding 8.0% convertible notes were due on October 15, 2007 and our $52.9 million of 5.5% senior convertible notes are due in October 2010. On October 5, 2007, we announced the successful closing of our offer to exchange (the “Exchange Offer”) any and all of our outstanding 8.0% Convertible Subordinated Notes due 2007 (the “Junior Notes”) and any and all of our outstanding 5.5% Senior Convertible Notes due 2010 (the “Senior Notes”). As a result of the closing of the Exchange Offer, for the approximately $7.4 million in principal amount of Junior Notes tendered, the holders received approximately 550,000 shares of common stock and 8,927 shares of Series C Convertible Preferred Stock on a pre-reverse split basis. Following the closing of the Exchange Offer, approximately $2.9 million of Junior Notes remained outstanding pursuant to the original terms of the indenture governing the Junior Notes. On October 15, 2007 we redeemed the outstanding Junior Notes, including accrued interest, for cash. In addition, for the approximately $46.1 million in principal amount of outstanding Senior Notes tendered, the holders received approximately 30.7 million shares of common stock and 46,083 shares of Series C Convertible Preferred Stock on a pre-reverse split basis. Following the closing of the Exchange Offer, approximately $6.9 million of Senior Notes remained outstanding pursuant to an indenture governing the Senior Notes that was amended through the elimination of substantially all of the indenture’s restrictive covenants.

In addition, as a result of the closing of the Restructuring and Exchange Agreement, effective as of August 31, 2007, among the Company and certain holders of Junior Notes and Senior Notes, the Company issued to Astrium GmbH 1,333,334 shares of common stock and 6,540 shares of Series C Convertible Preferred Stock on a pre-reverse split basis in exchange for Astrium’s existing 1,333,334 shares of Series B Convertible Preferred Stock .

As a consequence of the Exchange Transaction, we recognized non-cash debt conversion expense of $30.2 million in fiscal year 2008, and we increased our common stock by $98.4 million.

In November 2007, we converted the 61,550 shares of Series C convertible preferred stock into 89.9 million shares of common stock on a pre-reverse split basis and affected a 1 for 10 reverse stock split, reducing our issued and outstanding common stock to 13.6 million shares. All share amounts have been stated to reflect this split for all periods presented.

On February 6, 2008, we entered into a financing facility with a bank providing a $4.0 million term loan terminating February 2011 and a $2.0 million revolving credit facility terminating in February 2009. The term loan is subject to monthly amortization of $22,222 plus interest at the rate of prime plus 1.75% and the revolving credit facility incurs interest at the rate of prime plus 1.75%. Funds available under the revolving credit facility are limited to 80% of eligible accounts receivable. The bank financing facilities are secured by the assets of our Astrotech Space Operations Florida facilities and other covenants including a minimum tangible net worth covenant, a cash flow coverage covenant, a debt service coverage ratio, and a ratio of total liabilities to tangible net worth covenant. The balance of the $4.0 million term loan at June 30, 2008 was $3.8 million. No amounts have been drawn on the $2.0 million revolving credit facility.

On May 22, 2008, the Company entered into a Securities Purchase Agreement with certain investors, under which the investors agreed to subscribe for and purchase 1,329,787 shares of the Company’s common stock for an aggregate purchase price of $625,000.

The common stock issued on June 5, 2008 under the Securities Purchase Agreement were sold in reliance on the exemption from registration pursuant to Rule 506 of Regulation D promulgated by the Commission pursuant to the Securities Act of 1933.

Cash Flows From Operating Activities. Cash provided by (used in) operations for the years ended June 30, 2008 and 2007 was ($8.6) million and $6.0 million, respectively. The significant items affecting the differences in cash flows from operating activities in fiscal year 2008 as compared to fiscal year 2007 are discussed below:

Fiscal Year 2008 Compared to Fiscal Year 2007. For fiscal year 2008 compared to fiscal year 2007, the significant items affecting cash provided by operating activities were:

•                  Net loss for fiscal year 2008 was $36.0 million as compared to net loss for fiscal year 2007 of $16.3 million. Included in the net loss for fiscal year 2008 is a $30.3 million of expenses related to the bond exchange transaction in October 2007.

•                  Depreciation and amortization for the year ended June 30, 2008 was $2.7 million as compared to $6.4 million for the year ended June 30, 2007. This reduction relates to the flight assets written down in June of 2007.

•                  Restricted cash accounts increased by $2.1 million in the fiscal 2008 as compared to $6.3 million in fiscal year 2007.

•                  Stock based compensation amounted to $0.8 million for the year ended June 30, 2008. The portion awarded to executive and board members subsequent to year end was $0.7 million.

•                  Recognition of a deferred gain from the 2005 sale of the Ellington facility in the amount of $0.8 million. The gain recognized was reduced by the $0.3 million value in the land adjacent to the facility that was transferred to the owner of the facility in negotiations to terminate the lease agreement.

•                  Write down of our special metals inventory was $0.2 million during the year ended June 30, 2008. This inventory was also written down in June of 2007 in the amount of $1.6 million.

•                  For the year ended June 30, 2008, changes in assets provided $4.1 million in cash from operations related to:

•                  Decrease in accounts receivable of $3.8 million due to the completion of our shuttle mission cargo contract with Lockheed Martin.

•                  Increase in prepaid and other expenses used $0.3 million in both years ended June 30, 2008 and 2007. In fiscal year 2008 this amount was offset by the decrease in other assets in the amount of $0.6 million.

•                  Changes in liabilities for fiscal year 2008 used ($8.3) million in cash from operations primarily due to:

•                  Decreases in accounts payable, income taxes payable, accrued expenses and accounts payable – Astrium totaled ($1.3) million.

•                  Increase in deferred revenue related to new mission contracts in our ASO business unit amounted to $1.1 million.

•                  Decrease in accrued subcontracting services relating to the modules leased in the Flight Services operations in the amount of ($3.6) million.

•                  Decrease in customer deposits for flight insurance for ($3.1) million.

•                  Decrease in advances for construction and other contract cost in the amount of ($0.9) million is a result of the recognition of some profit on the new facility project.

Cash Flows From Investing Activities. For the years ended June 30, 2008 and 2007, cash flows provided by (used in) investing activities were ($0.2) million and ($1.1) million, respectively. The significant items affecting the differences in cash flows from investing activities in fiscal year 2008 compared to fiscal year 2007 are as follows:

For fiscal year 2008 compared to fiscal year 2007, the significant items affecting cash provided by operating activities were:

•                  Property and equipment purchases of $0.2 million for fiscal 2008 as compared to $0.6 million for fiscal year 2007. This reduction is a continuation of our efforts to reduce capital expenditures.

•                  There was a $0.5 million payment for a legal claim settlement in fiscal year 2007.

Cash Flows From Financing Activities. For the years ended June 30, 2008 and 2007, cash flows provided by (used in) financing activities were $1.7 million and ($1.5) million, respectively. The significant items affecting the differences in cash flows from financing activities in fiscal year 2008 compared to fiscal year 2007 are as follows:

For the fiscal year 2008 compared to fiscal year 2007, the significant items affecting cash used in financing activities were:

•                  Proceeds received from issuance of common stock amounted to $0.7 million and $0.1 million in years ended June 30, 2008 and 2007 respectively.

•                  Payment of junior notes not participating in the October bond conversion in the amount of ($2.9) million.

•                  Net proceeds received from a term loan facility was $3.8 million at June 30, 2008.

•                  Payment of a mortgage loan in fiscal year ended 2007 amounted to $1.6 million.

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

Our capital requirements for continuing operations consist of our general working capital needs, scheduled principal and interest payments on our debt obligations, certain contractual commitments, research and development and other investments in new programs, and capital expenditures. This includes short-term capital to finance continuing operations at the end of 2007, and long-term capital to finance our growth.

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

A Summary of Revenue Recognition Methods Follows:

Business Unit	Services/Products Provided	Contract Type	Method of Revenue Recognition
Flight Services	Commercial Space Habitat Modules, Integration & Operations Support Services	Firm Fixed Price	Percentage-of-completion based on costs incurred
Astrotech	Payload Processing Facilities	Firm Fixed Price – Mission Specific Firm Fixed Price – Guaranteed Number of Missions	Ratably, over the occupancy period of a satellite within the facility from arrival through launch For multi-year contract payments recognized ratably over the contract period
Engineering Services	Configuration Management, Engineering Services	Cost Reimbursable Award/Fixed Fee	Reimbursable costs incurred plus award/fixed fee

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

RESULTS OF OPERATIONS

Results of Operations for the Years Ended June 30, 2008 and 2007

Overview. In this section we discuss our results of operations, both on a consolidated basis, and where appropriate, by business unit for our fiscal years ended June 30, 2008 and 2007. Where we report earnings or loss on a per share basis, we have done so on a “diluted earnings per share” basis. The weighted average number of common shares applicable to diluted earnings for 2008 and 2007 were 9,254,346, and 1,291,951, respectively.

We had net losses of ($36.028) million or ($4.26) per diluted share on revenues of $25.544 million for our 2008 fiscal year compared to ($16.292) million or ($1.26) per diluted share on revenues of $52.762 million for 2007.

Revenue. Our revenue for the twelve months ended June 30, 2008 and 2007 was generated primarily from the contracts with Lockheed Martin, Boeing, NASA, and other commercial satellite providers in our Astrotech business unit, Lockheed Martin Cargo Mission Contract and contracts with related commercial customers in the Flight Services business unit; and the PI&C contract in our Engineering Services business unit.

Our Astrotech business unit emerged as our primary revenue producer for the fiscal year 2008. In addition to the increased commercial and government satellite launch activity our satellite processing work done for Sea Launch resumed providing $1.6 million in revenue. The activity had been dormant as a result of the failed launch in January of 2007. During fiscal year 2008, our Flight Services business unit completed its support of NASA’s spaceflight activities on the STS-118 mission. In addition this unit completed its contract work for other customers. Currently, we do not have any revenue producing activities in this business unit. Our Engineering Services business unit primary contract was terminated during the last month of the fiscal year by the customer, which will have an impact on future earnings from this segment.

During the twelve months ended June 30, 2008, deferred revenue increased by $1.1 million as compared to a decrease of $0.2 million during the same period the prior year. We acquired new contracts where milestone payments were received prior to the recognition of revenue. In addition, the completion of the Lockheed Martin Cargo Mission Contract had an impact, as it was typically billed on milestones. We don’t expect significant change in deferred revenue through the next twelve months, as Astrotech has a stable backlog of business.

Costs of Revenue. We have several types of costs of revenue in our business segments. Costs of revenue for our Flight Services business unit include integration and operations expenses associated with the performance of two types of efforts, sustaining engineering in support of all missions under a contract, and mission specific support. Costs associated with the performance of the contracts using the percentage-of-completion method of revenue recognition are expensed as incurred. Costs associated with the cost-reimbursable award and fixed-fee contracts are expensed as incurred by our Engineering Services business unit. Other costs of revenue include depreciation expense and costs associated with the Astrotech payload processing facilities. Flight-related insurance covering transportation of our modules from our payload processing facility to the space shuttle and third-party liability insurance are also included in costs of revenue and are recorded as incurred. Selling, general and administrative and interest and other expenses are recognized when incurred.

Non-GAAP Financial Measures. We use income from operations before charges as one measure of financial performance. Income from operations before charges is a non-GAAP financial measure and consists of operating income before unusual and infrequent events such as: goodwill impairments; asset impairments; investment impairments; and, the loss of the research double module. Income from operations before charges also does not include interest expense or income taxes, each of which is evaluated on a consolidated basis. Because we do not allocate interest expense and income taxes by unit, we believe that income from operations is a useful measure of our units’ operating performance for investors. Income from operations before charges should not be considered an alternative to, or more meaningful than, net income or cash flows from operations as determined in accordance with GAAP. The “Other” column in the presentation below is our corporate selling, general and administrative expenses that are incurred for our overall operations that are not allocable to any specific business unit and results of operations for our Space Media, Inc. (“SMI”) segment.

The following tables provide summary financial data regarding our consolidated and segmented results of operations for our 2008 and 2007 fiscal years, respectively (in millions):

Fiscal Year Ended June 30, 2008

	Astrotech Business Unit	Engineering Services Business Unit	Flight Services Business Unit	Spacetech Business Unit	Other	Total

Income (loss) from operations before charges	$4.9	$0.2	$(2.6)	$(0.6)	$(6.6)	$(4.7)

Operating income (loss)	4.9	0.2	(2.6)	(0.6)	(6.6)	(4.7)

Debt conversion expense	—	—	—	—	30.2	30.2
Other (income)/expense, net	(0.3)	—	(0.1)	—	(0.8)	(1.2)
Interest expense	0.1	—	—	—	1.5	1.6

Pre-tax income (loss)	5.1	0.2	(2.5)	(0.6)	(37.5)	(35.3)
Income tax expense	—	—	—	—	0.7	0.7

Net income (loss)	$5.1	$0.2	$(2.5)	$(0.6)	$(38.2)	$(36.0)

Fiscal Year Ended June 30, 2007

	Astrotech Business Unit	Engineering Services Business Unit	Flight Services Business Unit	Other	Total

Income (loss) from operations before charges	$2.0	$0.9	$4.9	$(8.0)	$(0.2)
Asset impairment charge	—	—	(12.5)	(0.1)	(12.6)

Operating income (loss)	2.0	0.9	(7.6)	(8.1)	(12.8)
Other (income)/expense, net	0.1	—	—	0.6	0.7
Interest expense	—			4.3	4.3

Pre-tax income (loss)	2.1	0.9	(7.6)	(11.8)	(16.4)
Income tax benefit		—	—	0.1	0.1

Net income (loss)	$2.1	$0.9	$(7.6)	$(11.7)	$(16.3)

Operating Income (Loss). Operating income (loss) was ($36.0) million in fiscal year 2008, compared to ($16.3) million for fiscal year 2007. The following summarizes the activity in each of our operating segments:

Astrotech Space Operations

Operating income for our Astrotech business unit was $4.9 million for fiscal year 2008, compared to $2.0 million for fiscal year 2007. Operating income for 2008 included selling, general and administrative expense of $1.2 million and depreciation and amortization expense of $2.1 million as compared to selling, general and administrative expense of $0.3 million and depreciation and amortization expense of $2.1 million for fiscal year 2007. Please see “Results of Operations for the Years Ended June 30, 2008 and 2007 — Other” for a consolidated discussion of selling, general and administrative expense and depreciation and amortization expense.

Astrotech Business Unit Operating Results for Fiscal Year ended June 30, 2008 as Compared to the Fiscal Year Ended June 30, 2007

Our Astrotech business unit’s operating income before charges increased by $3.0 million from fiscal year 2007 to fiscal year 2008. The following summarizes significant changes for our fiscal year ended June 30, 2008 as compared to our fiscal year ended June 30, 2007:

Revenue increases of $3.7 million, consisting of the following:

•                  Increase in revenue of $2.4 million due to three different satellites in our VAFB, California facility, whereas, for the same period last fiscal year, there was only one satellite processed there.

•                  Increase in other revenue of $1.2 million mainly due to mission unique services requested by the customer in addition to increased pricing on the Lockheed Martin guaranteed mission contract renewal.

•                  Astrotech supported three satellite launches at its Sea Launch facility during fiscal year 2008 and fiscal year 2007. Revenue increased by $0.1 for the same number of missions due contract pricing. On January 30, 2007 Sea Launch experienced a launch failure resulting in the loss of a satellite and damage to the floating launch platform, which reduced the number of launches in both fiscal years 2008 and 2007.

Cost of revenue from our Astrotech business unit decreased for the fiscal year 2008 as compared to fiscal year ended 2007 by $0.2 million. The decrease is mainly due to higher professional services of $0.6 million for the contract to design a satellite processing facility paid in fiscal year 2007. This cost decrease was offset by the cost recognized on the construction portion of the contract by approximately the same amount. Additionally, mission specific expenses increased by $0.2 million due to increased mission support services in Florida and Vandenberg.

Astrotech Engineering Services

Operating income for our Engineering Services business unit was $0.2 million for fiscal year 2008, compared to $0.9 million fiscal year 2007. Operating income for 2008 included selling, general and administrative expense of $0.6 million and depreciation and amortization expense of zero as compared to selling, general and administrative expense of $0.3 and depreciation and amortization expense of zero for fiscal years 2007. Please see “Results of Operations for the Years Ended June 30, 2008 and 2007 — Other” for a consolidated discussion of selling, general and administrative expense and depreciation and amortization expense.

Engineering Services Business Unit Results of Operations for Fiscal year ended June 30, 2008 as Compared to the Fiscal Year Ended June 30, 2007

Our Engineering Services business unit’s operating income before charges decreased by $0.7 million from fiscal year 2007 to fiscal year 2008. The following summarizes significant changes for our fiscal year ended June 30, 2008 as compared to our fiscal year ended June 30, 2007:

Revenue decreases of $0.7 million, consisting of the following:

•                  Decrease in revenue from the sale of our Destiny module to the Seattle Space Museum in the amount of $0.3 million during fiscal year 2007.

•                  Decrease in revenue from our subcontract with ARES on the PI&C contract of $0.4 million. This decrease is due to a reduction in our statement of work associated with the contract as of June 6, 2008.

Cost of revenue decrease of $0.3 million, consisting of the following:

•                  Decrease in cost of revenue from our subcontract with ARES on the PI&C contract of $0.3 million. This decrease is due to a reduction in our statement of work associated with the contract.

SPACEHAB Flight Services

Operating loss for our Flight Services business unit was ($2.6) million for fiscal year 2008, compared to ($7.6) million for fiscal year 2007. Operating loss for 2007 included an asset impairment charge of $12.5 million for the write down of our flight unit 2 module and other flight based assets due to our analysis of the remaining space shuttle flights and NASA’s potential need for our module. Operating income for 2008 included general and administrative expense of $1.7 million and depreciation and amortization expense of $0.5 million as compared to general and administrative expenses of $1.2 million and depreciation and amortization expense of $3.6 million for fiscal year 2007. Please see “Results of Operations for the Years Ended June 30, 2008 and 2007 — Other” for a consolidated discussion of general and administrative expense and depreciation and amortization expense.

Flight Services Business Unit Results of Operations for the Fiscal Year Ended June 30, 2008 as Compared to the Fiscal Year Ended June 30, 2007

The Flight Services business unit’s operating income before charges increased by $5.0 million from fiscal year 2007 to fiscal year 2008. The following summarizes significant changes for our fiscal year ended June 30, 2008 as compared to our fiscal year ended June 30, 2007:

Revenue net decreases of $30.1 million, consisting of the following:

•                  Decrease in revenue from STS-116, STS-121, and STS-118 missions in the amount of $30.5 million under the CMC with Lockheed Martin that was completed in the first quarter of fiscal year 2008. There are no more scheduled missions under our CMC contract with Lockheed Martin.

•                  Increase in revenue of approximately $0.4 million for the manufacture of flight hardware for Lockheed Martin and flight bags for Mitsubishi.

Cost of Revenue decreases of $31.2 million, consisting of the following:

•                  Direct cost related to the STS-116, STS-121, and STS-118 missions that were all completed in the first quarter of 2008 amounting to $16.1 million.

•                  June 30, 2007 write down of flight assets in the amount of $1.9 million.

•                  Decrease in the amount of $10.7 million due to the termination of the ICC/VCC leases in August 2007.

•                  Reduction of workforce commencing in January 2007 decreased cost approximately $2.5 million.

SPACETECH, Inc.

SPACETECH Business Unit Results of Operations for Fiscal year ended June 30, 2008

Operating loss for fiscal year 2008 was ($0.6) million for this new business unit created during the third quarter. Being new there is no comparison to present versus the fiscal year 2007.

Revenue for this business unit was $0.1 million related to the manufacturing type work we are doing for customers. This work includes the creation of a mock-up spacecraft, as well as the production of cargo transfer bags (CTB).

Cost of revenue was $0.3 million consisting primarily of labor and material cost related to the manufactured goods.

Other

Other operating loss was ($6.6) million for fiscal year 2008, compared to ($8.1) million for fiscal year 2007. The reduced loss for 2008 was comprised of primarily selling, general and administration expenses and depreciation and amortization expenses incurred at the corporate level. The $8.1 million operating loss for fiscal year 2007 relates to primarily selling, general and administrative expenses and depreciation and amortization expenses, which were incurred at the corporate level and an impairment charge of $0.1 million attributable to our non-cash write-down of our investment in Applied Astronautics Corporation (“AAC”).

Consolidated selling, general and administrative expenses, other than the asset impairment charges for our shuttle- based assets and our investment in Applied Astronautics Corporation, and research and development were $10.5 million in fiscal year 2008, compared to $10.8 million in 2007. The $0.3 million decrease for fiscal year 2007 to 2008 is principally due to:

•                  Decrease of $0.8 million in legal expenses resulting from us dropping our claims against NASA related to the loss of our RDM (see Item 3 Legal Proceedings).

•                  Decrease in audit fees of $0.3 million due to a decrease in audit and tax for fiscal year 2008 as compared to fiscal year 2007.

•                  Decrease in severance fees paid in the amount of $0.3 million as a result of the January 2007 reduction in force.

•                  Increase of $1.1 million related to stock and cash bonus compensation awarded and paid to an executive officer and board members in July 2008 (see Note 29).

Interest Expense. Interest expense totaled $1.5 million for fiscal year 2008, compared with $4.3 million for 2007. The $2.8 million decrease for 2008 as compared to 2007 is related to:

•                  Decrease in interest expense of $2.7 million due to the conversion of $7.4 million of 8.0% convertible subordinated notes due October 2007 and $46.1 million of our 5.5% senior convertible notes due October 2010 into common and convertible preferred stock on October 5, 2007, and repayment of the remaining $2.9 million of 8.0% convertible subordinated notes on October 15, 2007.

•                  Decrease of $0.1 million resulting from the mortgage loan on our Astrotech facility reaching maturity in January 2007 with the final payment being made in December 2006.

Income Tax Provision (Benefit). For fiscal year 2008 we recorded an income tax expense of $0.7 million. We recorded income tax benefit for fiscal year 2007 in the amount of $0.07 million. As of June 30, 2008, we had approximately $13.25 million of available net operating loss carryforwards expiring between 2021 and 2026 to offset future regular taxable income.

Inflation. The effects of inflation and changing prices had no material effect on our revenue or income from continuing operations during the years ended June 30, 2008 and 2007.

Market Risk

Our primary exposure to market risk relates to interest rates. We do not currently use any interest rate swaps or derivative financial instruments to manage our exposure to fluctuations in interest rates. A one percent change in variable interest rates will not have a material impact on our financial condition.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2008.

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SPACEHAB, Incorporated and Subsidiaries:

We have audited the accompanying consolidated balance sheets of SPACEHAB, Incorporated and subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/PMB HELIN DONOVAN LLP

Houston, Texas

September 26, 2008

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$2,640	$9,724
Accounts receivable, net	3,872	8,224
Inventory	482	695
Short term note receivable, net	175	95
Prepaid expenses and other current assets	464	906
Total current assets	7,633	19,644
Property and equipment
Flight assets	49,210	49,210
Capital improvements in progress	76	62
Payload processing facilities	42,600	42,588
Furniture, fixtures, equipment and leasehold improvements	18,244	18,869
	110,130	110,729
Less accumulated depreciation and amortization	(69,131)	(66,845)
Property and equipment, net	40,999	43,884
Restricted cash	8,386	6,282
Deferred financing costs, net	264	1,596
Long term note receivable, net	717	853
Other assets, net	212	216
Total assets	$58,211	$72,475
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Convertible subordinated notes payable – 8.0%	$—	$10,306
Term note payable - current	267	––
Accounts payable	1,845	1,494
Accounts payable- Astrium	754	2,955
Income tax payable	463	––
Accrued interest	83	789
Accrued expenses	2,124	2,056
Accrued subcontracting services	—	3,669
Deferred gains on sale of buildings	86	221
Customer deposit	—	3,106
Deferred revenue, current portion	1,007	1,153
Total current liabilities	6,629	25,749
Accrued contract costs and other	40	39
Advances on construction contract	4,863	5,722
Deferred gains on sale of buildings	129	1,152
Deferred revenue, non-current	1,227	––
Term note payable - non current	3,526	––
Senior convertible subordinated notes payable – 5.5%	6,861	52,944
Total liabilities	23,275	85,606
Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, no par value, convertible, authorized 2,500,000 shares, issued and outstanding 0 and 1,333,334 shares, (liquidation preference of $12,000) at June 30, 2008 and 2007, respectively	––	11,892
Common stock, no par value, 75,000,000 and 7,000,000 shares authorized at June 30, 2008 and 2007 respectively 9,254,346 and 1,314,329 shares issued at June 30, 2008 and 2007, respectively	183,306	84,122
Treasury stock, 11,650 shares at cost	(117)	(117)
Additional paid-in capital	691	544
Accumulated deficit	(148,944)	(109,572)
Total stockholders’ equity (deficit)	34,936	(13,131)
Total liabilities and stockholders’ equity (deficit)	$58,211	$72,475

See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Audited Consolidated Statements of Operations

(In thousands, except share data)

	Twelve Months Ended June 30,
	2008	2007

Revenue	$25,544	$52,762

Costs of revenue	19,540	40,638

Impairment of flight asset	––	10,391

Gross profit	6,004	1,733

Operating expenses
Selling, general and administrative	9,148	9,883
Research and development	1,375	801
Asset impairment charge	213	3,879

Total operating expenses	10,736	14,563

Loss from operations	(4,732)	(12,830)
Debt conversion expense	(30,194)
Interest expense	(1,596)	(4,290)
Interest and other income, net	1,169	759

Loss before income taxes	(35,353)	(16,361)

Income tax (expense) benefit	(675)	69

Net loss	$(36,028)	$(16,292)

Deemed dividend related to induced conversion of preferred shares	$(3,344)	$––
Net loss applicable to common shares	$(39,372)	$(16,292)
Loss per common share
Loss per share – basic and diluted	$(4.26)	$(12.61)
Shares used in computing loss per share – basic and diluted	9,254,346	1,291,951

See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Treasury Stock	Add’l. Paid-In-	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	(Deficit)

Balance at June 30, 2006	1,333,334	$11,892	1,297,626	$84,030	$(117)	$284	$(93,280)	$2,809
Stock-based compensation	—	—	—	—	—	260	—	260
Common Stock issued under employee stock purchase plan	—	—	16,703	92	—	—	—	92
Net loss	—	—	—	—	—	—	(16,292)	(16,292)

Balance at June 30, 2007	1,333,334	$11,892	1,314,329	$84,122	$(117)	$544	$(109,572)	$(13,131)
Stock-based compensation	—	—	—	—	—	147	—	147
Common Stock issued under private placements:
October 2007	—	—	150,150	168	—	—	—	168
June 2008	—	—	1,329,787	625	—	—	—	625
Common stock issued in exchange for outstanding 5.5% senior notes	—	—	9,723,221	70,865	—	—	—	70,865
Common stock issued in exchange for outstanding 8.0% subordinated notes	—	—	1,348,064	12,290	—	—	—	12,290
Common stock issued in exchange for preferred stock	(1,333,334)	$(11,892)	1,088,827	$15,236	—	—	(3,344)	—
Net loss							(36,028)	(36,028)

Balance at June 30, 2008	––	––	14,954,378	$183,306	$(117)	$691	$(148,944)	$34,936

See accompanying notes to consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Twelve Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(36,028)	$(16,292)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash debt conversion expense	30,194	––
Increase in restricted cash	(2,104)	(6,282)
Stock-based compensation	800	260
Impairment of investment in AAC	—	100
Depreciation and amortization	2,668	6,362
Amortization of deferred financing cost	78	—
Impairment of inventory	213	1,674
Loss on asset sales and write-offs	19	12,496
Recognition of deferred gain	(1,158)	(221)
Land transferred in lease termination transaction	345	––
Changes in assets and liabilities:
Decrease in accounts receivable	3,780	2,882
Increase in prepaid expenses and other current assets	(339)	(296)
Decrease in other assets	679	23
Increase (decrease) in deferred revenue	1,081	(168)
Decrease in accounts payable, income tax payable, accrued expenses and accounts payable-Astrium	(1,165)	(388)
Decrease in accrued subcontracting services and other	(3,612)	(2,893)
Increase (decrease) in advances for construction contract	(848)	5,722
Increase (decrease) in customer deposits	(3,106)	3,106
Decrease in long-term contracts costs and other liabilities	(96)	(57)
Net cash (used in) provided by operating activities	(8,598)	6,028
Cash flows from investing activities
Purchases of property, equipment and leasehold improvements	(158)	(577)
Payment for legal claim settlement	––	(500)
Net cash (used in) provided by investing activities	(158)	(1,077)
Cash flows from financing activities
Proceeds from issuance of Common Stock	746	92
Payment of junior notes not participating in exchange	(2,867)	––
Proceeds from term loan payable	3,793	––
Repayment of mortgage loan	––	(1,636)
Net cash (used in) provided by financing activities	1,672	(1,544)
Net change in cash and cash equivalents	(7,084)	3,407
Cash and cash equivalents at beginning of period	9,724	6,317
Cash and cash equivalents at end of period	$2,640	$9,724

Supplemental disclosures of non-cash investing and financing activities (see Note 3).

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)                     Description of the Company and Operating Environment

SPACEHAB is a developer and operator of space flight hardware assets, a provider of manned and unmanned payload processing services, and an entrepreneurial force in space commerce providing access to, and utilization of the unique environment of space.

Historically, a substantial portion of our revenue has been generated under contracts with NASA, which were subject to periodic funding allocations by the agency. NASA’s funding is dependent on receiving annual appropriations from the U.S. Government. During the years ended June 30, 2008 and 2007 approximately 84% and 80% of our revenues were generated under U.S. Government contracts, respectively.

Our Astrotech subsidiary provides commercial spacecraft launch processing services and payload processing facilities in the U.S. These services are offered at the Astrotech facilities in Titusville, Florida and Vandenberg Air Force Base in California. Additionally, Astrotech supplies payload processing and facilities maintenance support services to Sea Launch Company, LLC for its Sea Launch program at the Home Port facilities in Long Beach, California. Our facilities and services are provided on a fixed price per launch basis.

Our Astrotech Engineering Services subsidiary manages projects in need of comprehensive engineering solutions, and provides unique capabilities such as specialty engineering, hardware design and development, and configuration and data management. Astrotech Engineering Services also designs and fabricates space flight hardware. We continuously review and seek new business opportunities with NASA, the Department of Defense, and other governmental agencies, either through current contract expansion or teaming with other aerospace companies on new contract bid initiatives.

SPACEHAB Flight Services offered a range of engineering, research, logistics, integration, operations, and ground support services supporting our space shuttle module and pallet assets. At this time, there are no more scheduled missions to be performed under this business segment as the shuttle space transportation system nears retirement. During the fiscal year 2008, the Company completed space shuttle mission STS-118, its last contracted module mission, and recognized residual SFS activity from previous missions. We continue to retain our space shuttle module assets available for future opportunities.

Leveraging our heritage of supporting 23 space shuttle missions with the development and provision of flight qualified hardware assets, and our experience with the integration of complex science payloads enables our entrance into the field of microgravity processing of high value bioscience products for the benefit of the general public.

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

BioSpace Technology involves the commercial utilization of the ISS, and other microgravity platforms for the development of ‘biospace’ products to improve life on Earth. Specifically, BioSpace Technologies is processing experiments for vaccines and proteins, which will be cultured in a microgravity setting on space shuttle missions to the ISS, and later tested on Earth. Early experiments have already proven to show singular results unlike those acquired from earth-originated trials.

SPACETECH develops commercial products, which utilize space-based technologies to translate aerospace ingenuity into real-world applications. The 1st Detect mini-mass spectrometer and the AirWard hazardous cargo containers both trace their origins to space based technology and are now positioned and ready for entry into the commercial marketplace.

Liquidity

The Company has incurred net losses in the years ended June 30, 2008 and 2007. Historically, the Company has financed its capital expenditures, research and development and working capital requirements with progress payments under its various contracts, as well as with proceeds received from both public and private debt and equity offerings and borrowings under credit facilities.

As of June 30, 2008, we had cash and restricted cash-on-hand of $11.0 million and our working capital was approximately $1.0 million. Restricted cash, which consists of advance payments on a government contract to modify certain spacecraft processing facilities and restricted deposit relating to bank covenants, totaled $8.4 million at June 30, 2008. We carry a liability of $4.9 million for obligations under this construction contract. For fiscal year 2008 we used $8.6 million of cash in our operating activities.

In February 2008 (see Note 5), we consummated a financing facility with a commercial bank. This facility provides for a three year $4.0 million term loan, payable in monthly installments of principal in the amount of $22,222 plus interest and a $2.0 million revolving credit facility. The term loan is secured by the assets of our Astrotech subsidiary and the one-year revolving credit facility is secured by Astrotech’s accounts receivable. As of June 30, 2008, we have no outstanding balance under the revolving credit facility.

We believe we have sufficient liquidity and backlog to fund ongoing operations for at least the next fiscal year and expect to utilize existing cash and proceeds from operations to support strategies for new business initiatives.

(2)                     Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of SPACEHAB, Incorporated and its wholly-owned and majority-owned subsidiaries: Astrotech Space Operations, Astrotech Engineering Services, and Space Media. The Company owns approximately 99% of Space Media, Inc. All significant intercompany transactions have been eliminated in consolidation.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

The Company considers short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are primarily made up of money market investments and overnight repurchase agreements recorded at cost, which approximate market value.

Concentration of Credit Risk

We maintain our cash primarily with major U.S. domestic banks and other financial institutions. The amounts held in banks periodically exceed the insured limit of $100,000 and exceeded that balance as of June 30, 2008 and June 30, 2007 by $6.3 million and $15.9 million, respectively. The terms of these deposits are on demand to minimize risk. In addition, on June 30, 2008 we held an investment account of $5.0 million with a financial institution other than a bank. These funds are invested in money market funds. We have not incurred losses related to these deposits.

Accounts Receivable

The carrying value of the Company’s receivable, net of the allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. Accounts are considered past due after 90 days from invoice date. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectibility of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance.

Restricted Cash

Restricted cash represents cash that is not readily available for general purpose cash needs. As of June 30, 2008 and 2007 there was $8.4 million and $6.3 million, respectively classified as restricted cash. Of this amount $7.8 million and $6.3 million as of June 30, 2008 and 2007, respectively is designated for use in constructing a long live asset and is therefore classified as a non-current asset. We have recorded a liability of $4.9 million and $5.7 million as of June 30, 2008 and 2007, respectively for obligations under this construction contract. A total of $0.6 million is also restricted as to obligations under our $4.0 million term loan.

Inventories

We state inventories at the lower of cost or market as determined by the first-in-first-out (FIFO) method. Our inventory consist of aerospace grade materials previously intended for use in constructing space-flight assets.

Investments

We account for investments in accordance with Statements of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Available-for-sale securities are recorded at fair value on the balance sheet with the change in fair value during the period excluded from earnings and recorded as a component of other comprehensive income.

For the years ended June 30, 2008 and 2007, interest income was $0.4 million and $0.5 million, respectively. Interest income is recorded as a component of other income.

Property and Equipment

Property and equipment are stated at cost. All furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets, which is generally five years. Our payload processing facilities are depreciated using the straight-line method over their estimated useful lives ranging from sixteen to forty years.

We have estimated the useful lives of our space flight assets, which is a component of property and equipment, through August 31, 2007, based on current available information published by NASA.

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

Depreciation and amortization expense of property and equipment and patent costs for the years ended June 30, 2008 and 2007 was $2.7 million and $6.4 million, respectively.

Deferred Financing Costs

Deferred financing costs represent loan origination fees paid to the lender and related professional fees. These costs are amortized on a straight-line basis over the term of the respective loan agreements. Amortization expense for the years ended June 30, 2008 and 2007 were $0.1 million and $0.5 million, respectively.

Investments in Affiliates

We use the equity method of accounting for our investments in, and earnings of, investees in which we exert significant influence. In accordance with the equity method of accounting, the carrying amount of such an investment is initially recorded at cost and is increased to reflect our share of the investor’s income and is reduced to reflect the Company’s share of the investor’s losses. Investments in which the Company has less than 20% ownership and no significant influence are accounted for under the cost method.

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets (see Note 19). Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments

Our financial instruments consist of accounts receivable, accounts payable and notes payable liabilities. The fair values of these assets and liabilities, in the opinion of Company’s management, reflect their respective carrying amounts.

Share Based Compensation

The Company accounts for share-based awards to employees based on the fair value of the award on the grant date. The fair value of the stock options is estimated using expected dividend yields of the Company’s stock, the expected volatility of the stock, the expected length of time the options remain outstanding and risk-free interest rates. Changes in one or more of these factors may significantly affect the estimated fair value of the stock options. Additionally, the Company estimates the number of instruments for which the required service is expected to be rendered. The Company estimates forfeitures using historical forfeiture rates for previous grants of equity instruments. The fair value of awards that are expected to vest is recorded as an expense over the vesting period.

Revenue Recognition

SPACEHAB recognizes revenue employing several generally accepted revenue recognition methodologies across its business segments. The methodology used is based on contract type and the manner in which products and services are provided. Revenue generated under existing Flight Services contracts, and for all other contract awards for which the capability to successfully complete the contract can be reasonably assured and costs at completion can be reliably estimated at contract inception, is recognized under the percentage-of-completion method based on costs incurred over the period of the contract. Revenue provided by Engineering Services is primarily derived from cost-plus award fee contracts, whereby revenue is recognized to the extent of reimbursable costs incurred plus award fee. Award fees, which provide earnings based on our contract performance as determined by NASA evaluations, are recorded when the amounts are probable and can be reasonably estimated. Changes in estimated costs to complete and provisions for contract losses and estimated amounts recognized as award fees are recognized in the period they become known. Revenue generated by Astrotech’s payload processing services is recognized ratably over the occupancy period of the satellite while in the Astrotech facilities. For the multi-year contract with Lockheed Martin, revenue is billed and recognized on a quarterly basis.

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

Income Taxes

We recognize income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes all Common Stock options and other Common Stock equivalents that potentially may be issued as a result of conversion privileges, including the convertible subordinated notes payable and convertible preferred stock (see Note 11). In November 2007, we affected a 1 for 10 reverse stock split, reducing our issued and outstanding common stock to 13.6 million shares. All share amounts have been stated to reflect this split for all periods presented (see Note 16).

Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Recent Accounting Pronouncements

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

In September 2006 the Financial Accounting Standards Board issued FASB Statement No. 157, Fair Value Measurements. Statement No. 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

(3)                     Statements of Cash Flows – Supplemental Information

(a)          Cash paid for interest costs was approximately $0.6 million and $3.8 million for the years ended June 30, 2008 and 2007, respectively.

(b)         The Company paid $0.2 million in income taxes for the year ended June 30, 2008 and no taxes for the year ended June 30, 2007.

(c)          In October 2007, the Company closed the Exchange Offer (Note 16), whereby the Company exchanged 550,000 shares of common stock and 8,927 shares of Series C Convertible Preferred Stock, on a pre-reverse split basis, for approximately $7.4 million of Junior Notes. Additionally, the Company exchanged approximately 30.7 million shares of common stock and 46,083 shares of Series C Convertible Preferred Stock, on a pre-reverse split basis, for approximately $46.1 million of Senior Notes.

(d)         In August 2007, in connection with the Restructuring and Exchange Agreement (Note 8), the Company issued 1,333,334 shares of common stock and 6,540 shares of Series C Convertible Preferred Stock in exchange for 1,333,334 shares of Series B Convertible Preferred Stock, on a pre-reverse split basis. This transaction resulted in a non-cash deemed dividend of $3.3 million.

(4)                     Accounts Receivable

At June 30, 2008 and 2007, accounts receivable consisted of the following (in thousands):

	2008	2007
U.S. Government contracts:
Billed	$757	$5,272
Unbilled:
Revenues in excess of milestone and time-based billings	247	1,072

Total U.S. Government contracts	1,004	6,344

Commercial contracts:
Billed	2,036	1,154
Unbilled	599	726
Allowances	(25)	––
Total commercial contracts	2,610	1,880
Other receivables	258	––
Total accounts receivable	$3,872	$8,224

Other receivables include $210,000 from Space Florida and $47,000 for subscribed common stock related to the Private Placement described further in Note 17, which was received in July 2008. See Note 28 regarding commercial receivables of $1.4 million due from ARES Corporation.

The Company anticipates collecting all unreserved receivables within one year.

The accuracy and appropriateness of our direct and indirect costs and expenses under government contracts; and therefore, our accounts receivable recorded pursuant to such contracts, are subject to extensive regulation and audit by the U.S. Defense Contract Audit Agency or by other appropriate agencies of the U.S. Government. Such agencies have the right to challenge our cost estimates or allocations with respect to any government contract. Additionally, a substantial portion of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies. In the opinion of management, any adjustments likely to result from inquiries or audits of its contracts would not have a material adverse impact on our financial condition or results of operations.

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

On February 6, 2008, we entered into a financing facility with a bank providing a $4.0 million term loan terminating February 2011 and a $2.0 million revolving credit facility terminating in February 2009. The term loan requires monthly payments of principal totaling $22,222, plus interest at the rate of prime plus 1.75% and the revolving credit facility incurs interest at the rate of prime plus 1.75%. Funds available under the revolving credit facility are limited to 80% of eligible accounts receivable. The bank financing facilities are secured by the assets of our Astrotech Space Operations Florida facilities and other covenants including a minimum tangible net worth covenant, a cash flow coverage covenant, a debt service coverage ratio, and a ratio of total liabilities to tangible net worth covenant. The balance of the $4.0 million term loan at June 30, 2008 was $3.8 million. No amounts have been drawn on the $2.0 million revolving credit facility.

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

Convertible Subordinated Notes Payable

In October 1997, we completed a private placement offering for $63.3 million of aggregate principal of unsecured 8.0% Convertible Subordinated Notes due October 2007. Interest is payable semi-annually. The notes are convertible into the Common Stock of the Company at a rate of $13.625 per share. This offering provided us with net proceeds of approximately $59.9 million that were used for capital expenditures associated with the development and construction of space related assets and for other general corporate purposes.

On November 22, 2005 we exchanged $52,944,000 of 8.0% Convertible Subordinated Notes for a like amount of 5.5% Senior Convertible Notes due 2010 and convertible into shares of the Company’s Common Stock at a per share price of $1.50, which include a mandatory conversion feature once the stock price reaches $1.95 per share for twenty consecutive days. The 5.5% Senior Convertible Notes will accrue interest from the issue date at a rate of 5.5% per year. We will pay interest on the exchange notes semi-annually on each April 15 and October 15.

As a result of converting these notes in November 2005, we wrote-off $0.6 million of debt placement fees associated with the original issuance of these notes. The Subordinated Convertible Notes that were not converted into Senior Convertible Notes in the exchange continued to accrue interest at 8.0% annually, paid semiannually, and matured in October 2007.

On October 5, 2007, we announced the successful closing of our offer to exchange (the “Exchange Offer”) any and all of our outstanding 8.0% Convertible Subordinated Notes due 2007 (the “Junior Notes”) and any and all of our outstanding 5.5% Senior Convertible Notes due 2010 (the “Senior Notes”). As a result of the closing of the Exchange Offer, for the approximately $7.4 million in principal amount of Junior Notes tendered, the holders received approximately 550,000 shares of common stock and 8,927 shares of Series C Convertible Preferred Stock on a pre-reverse split basis. Following the closing of the Exchange Offer, approximately $2.9 million of Junior Notes remained outstanding pursuant to the original terms of the indenture governing the Junior Notes. On October 15, 2007 we redeemed the outstanding Junior Notes, including accrued interest, for cash. In addition, for the approximately $46.1 million in principal amount of outstanding Senior Notes tendered, the holders received approximately 30.7 million shares of common stock and 46,083 shares of Series C Convertible Preferred Stock on a pre-reverse split basis. Following the closing of the Exchange Offer, approximately $6.9 million of Senior Notes remained outstanding pursuant to an indenture governing the Senior Notes that was amended through the elimination of substantially all of the indenture’s restrictive covenants.

As a consequence of the Exchange Transaction, we recognized non-cash debt conversion expense of $30.2 million in the nine months ended March 31, 2008, and we increased our common stock by $98.4 million.

In November 2007 we converted the 61,550 shares of Series C convertible preferred stock into 89.9 million shares of common stock on a pre-reverse split basis and affected a 1 for 10 reverse stock split, reducing our issued and outstanding common stock to 13.6 million shares. All share amounts have been stated to reflect this split for all periods presented.

The Company’s debt repayments are due as follows (in thousands):

	Balance
	6/30/2008	FY09	FY10	FY11	FY12	FY13
Term Note	$3,793	$267	$267	$3,259	$––	$––
Senior Convertible Notes Payable – 5.5%	6,861	––	––	6,861	––	––
	$10,654	$267	$267	$10,120	$––	$––

(6)                     Fair Value of Financial Instruments

In general, fair values utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. The following table presents the carrying amounts and estimated fair values of certain of the Company’s financial instruments as of June 30, 2008 and 2007 in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (in thousands):

	June 30, 2008		June 30, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Payable	$3,793	$3,793	$––	$––
Senior Convertible Notes Payable – 5.5%	$6,861	$3,775	$52,944	$50,694
Junior Convertible Notes Payable – 8.0%	$––	$––	$10,306	$5,501

The fair value of our long-term debt is based on quoted market prices, or is estimated based on the current rates offered to us for debt of similar remaining maturities and other terms. The carrying amounts of cash and cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses approximate their fair market value because of the relatively short duration of these instruments.

(7)                     Business Concentration – NASA Contracts

Historically, a substantial portion of our revenue has been generated under contracts with NASA, which were subject to period funding allocations by the agency. NASA’s funding is dependent on receiving annual appropriations from the U.S. Government. During the years ended June 30, 2008 and 2007, approximately 84% and 80% of our revenues were generated under U.S. Government contracts, respectively. Of the accounts receivable balance as of June 30, 2008 totaling $3.8 million, 56% of the balance is attributed to two customers.

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

Program Integration and Control

In January 2004, we continued providing ISS Configuration Management support to NASA as a major subcontractor on the PI&C contract. ARES Corporation is the prime contractor for PI&C. The contract has a base period of performance of four years and nine months, plus two one-year options. This contract was terminated as of June 6, 2008, by ARES Corporation, the prime contractor.

Astrotech’s NASA Contracts

During fiscal year 2004 Astrotech started direct spacecraft processing support for NASA. Currently, Astrotech has three IDIQ contracts with NASA. One is valued at $4.9 million that has three authorized task orders. The second is valued at $9.9 million that has two authorized task orders. The third is valued at $35.0 million and was awarded in June 2007.

(8)                     Convertible Preferred Stock

On August 2, 1999 Astrium (formerly EADS), a related party and shareholder, purchased an additional $12.0 million equity interest in SPACEHAB representing 1,333,334 shares of Series B Senior Convertible Preferred Stock. Under the agreement, Astrium purchased all of SPACEHAB’s 975,000 authorized and unissued shares of preferred stock. On October 14, 1999, the shareholders approved the proposal to increase the number of authorized shares of preferred stock to 2,500,000, in order to complete the transaction with Astrium allowing them to purchase the additional 358,334 preferred shares. The Series B Senior Convertible Preferred Stock is: convertible at the holders’ option on the basis of one share of Preferred Stock for one share of Common Stock, entitled to vote on an “as converted” basis the equivalent number of shares of Common Stock, and has preference in liquidation, dissolution, or winding up of $9.00 per preferred share. No dividends are payable on the convertible preferred shares (see Note 16).

As a result of the closing of the Restructuring and Exchange Agreement, effective as of August 31, 2007, among the Company and certain holders of Junior Notes and Senior Notes, and the Series B Convertible Preferred Stock, the Company issued to Astrium GmbH 1,333,334 shares of common stock and 6,540 shares of Series C Convertible Preferred Stock in exchange for Astrium’s existing 1,333,334 shares of Series B Convertible Preferred Stock on a pre-reverse split basis. This transaction resulted in a deemed dividend of $3.3 million, which reflected the excess fair value of the common and Series C Preferred Stock over the Series B Preferred Stock.

Also as a result of the closing of the Exchange Offer (see Note 16), the approximately $7.4 million in principal amount of Junior Notes tendered, the holders received approximately 550,000 shares of common stock and 8,927 shares of Series C Convertible Preferred Stock on a pre-reverse split basis. In addition, the approximately $46.1 million in principal amount of outstanding Senior Notes tendered, the holders received approximately 30.7 million shares of common stock and 46,083 shares of Series C Convertible Preferred Stock on a pre-reverse split basis.

In November 2007, we converted the 61,550 shares of Series C convertible preferred stock into 89.9 million shares of common stock on a pre-reverse split basis and affected a 1 for 10 reverse stock split, reducing our issued and outstanding common stock to 13.6 million shares. All share amounts have been stated to reflect this split for all periods presented.

(9)                     Common Stock Incentive and Stock Purchase Plans

As of June 30, 2008, 5,510,869 shares of Common Stock were reserved for future grants of stock incentive grants under the Company’s three stock incentive plans.

The 1994 Plan

Under the terms of the 1994 Plan, the number and price of the stock incentive awards granted to employees is determined by the Board of Directors and such grants vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. The total number of shares that are available under this plan is 395,000. As of June 30, 2008 there are 140,369 available for grant.

The Directors’ Stock Option Plan

Each new non-employee director receives a one-time grant of an option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. In addition, effective as of the date of each annual meeting of the Company’s stockholders, each non-employee director who is elected or continues as a member of the Board of Directors of the Company shall be awarded an option to purchase 5,000 shares of Common Stock. Options under the Director’s Plan vest after one year and expire seven years from the date of grant. The total number of options that are available under this plan is 50,000. Through June 30, 2008 there are 20,500 available for grant.

1997 Employee Stock Purchase Plan

We adopted an employee stock purchase plan that permits eligible employees to purchase shares of Common Stock of the Company at prices no less than 85% of the current market price. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 10% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole and fractional shares of Common Stock determined by dividing the contribution account’s balance by the lesser of 85% of the price of a share of Common Stock on the first day of the quarter or the last day of a quarter. The number of shares of Common Stock that may be purchased under the plan is 150,000. Through June 30, 2008 employees have purchased 148,265 shares under the plan. The shares purchased under this plan are considered compensation for accounting and reporting purposes (see SFAS No. 123R below). During the fourth quarter of fiscal year 2007, we discontinued the purchasing of Common Stock by the employees from this plan.

Space Media, Inc. Stock Option Plan (“SMI Plan”)

During the year ended June 30, 2000, Space Media, Inc., a majority-owned subsidiary of the Company, adopted an option plan for employees, officers, directors and consultants of SMI. Under the terms of the SMI Plan, 1,500,000 shares have been reserved for future grants for which the number and price of the options granted is determined by the Board of Directors. For fiscal years ended June 30, 2007 and June 30, 2008, there were no options issued or outstanding under this plan. The operations of SMI have been discontinued.

2008 Stock Incentive Plan (“2008 Plan”)

On March 27, 2008 the stockholders of the Company approved the 2008 Stock Incentive Plan. The purpose of the 2008 Plan is to foster and promote the long-term financial success of the Company, and to increase shareholder value by attracting, motivating, and retaining key employees, consultants, and directors and providing such participants in the 2008 Plan with a program for obtaining an ownership interest in the Company that links and aligns their personal interests with the Company’s stockholders. The 2008 Plan authorizes grants of stock compensation, restricted stock, stock options, performance units, and other equity based performance awards. The total number of shares that are available under the 2008 Plan is 5,500,000. 150,000 shares of restricted stock were issued to outside directors in March of 2008 at a value of $0.66 per share resulting in total stock compensation expense of $99,000, of which $6,188 was recognized in 2008. These shares vest over a two-year period beginning in January 2009. As of June 30, 2008, there were 5,350,000 shares available for future grant.

Stock Option Activity Summary

The following table summarizes stock options under the Company’s stock incentive plans:

	2008 Plan		1994 Plan		Directors’ Plan
	Shares Outstanding	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Exercise Price
Outstanding at June 30, 2005	—	$—	155,024	$38.90	265,000	$32.00
Granted	—	—	21,200	14.30	30,000	7.70
Exercised	—	—	(1,700)	8.70	—	—
Forfeited		—	(41,304)	52.80	(50,000)	70.00
Outstanding at June 30, 2006	—	$—	133,220	$31.10	245,000	$21.40
Granted	—	—	31,000	11.50	30,000	7.20
Exercised	—	—	—	—	—	—
Forfeited	—	—	(83,527)	24.80	(5,000)	(9.90)
Outstanding at June 30, 2007			$80,694	$28.10	27,000	$20.00
Granted	—	—	—		1,000
Exercised	—	—	—		—
Forfeited	—	—	(19,794)		(3,500)
Outstanding at June 30, 2008	—	—	60,900	$30.49	24,500	$16.50

Options exercisable at:

June 30, 2006	—	—	86,070	39.50	21,500	23.30
June 30, 2007	—	—	51,694	35.90	24,000	21.60
June 30, 2008	—	—	49,800	34.21	23,500	17.01

Weighted-average fair value (pursuant to FAS 123) at date of grant of options issued during the fiscal year ended

June 30, 2006	—	—	21,200	13.90	3,000	7.00
June 30, 2007	—	—	31,000	5.40	3,000	9.80
June 30, 2008	—	—	—	—	1,000	4.40

			Options outstanding			Options exercisable
Range of exercise prices			Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$4.400	–	11.500	30,500	5.06	9.278	22,600	$8.815
14.300	–	26.000	23,200	4.92	20.163	19,000	20.373
34.380	–	48.750	11,700	2.01	41.471	11,700	41.471
51.250	–	51.250	20,000	1.00	51.250	20,000	51.250
$4.400	–	51.250	85,400	3.65	$26.475	73,300	$28.696

A summary of our stock option activity as of June 30, 2008, and changes during fiscal year 2008 are presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2007	107,694	$26.06	4.94	$—
Granted	1,000	4.40		$—
Exercised	—	—		$—
Forfeited/Expired	(23,294)	23.70		$—
Outstanding at June 30, 2008	85,400	26.48	3.65	$—
Exercisable	73,300	28.70	3.02	$—
Vested at June 30, 2008	73,300	28.70	3.02	$—

The weighted-average grant-date fair value of options granted during fiscal year 2008 was $4.40 per share. The intrinsic value for stock options is defined as the difference between the current market value and the grant price.

Compensation costs recognized related to vested stock option awards during the year ended June 30, 2008 and 2007 was $0.1 million and $0.3 million, respectively. At June 30, 2008, there was $0.3 million of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted-average period of 3.65 years. There were no options that were exercised during the year ended June 30, 2008.

Other Stock Based Incentive Awards

•                  Special performance shares – We issued 62,200 performance shares on December 21, 2007 that vest on January 15, 2009, subject to certain events or upon designation by the Compensation Committee. Termination of employment, except for resignation or cause was not an event of forfeiture. The employees receiving special performance shares were subsequently terminated by the Company and the risk of subsequent forfeiture was not material. Consequently, we expensed the entire fair value of the grant $127,510 in fiscal year 2008 valuing the performance shares at the close of business on the date of grant. Subsequently, 9,750 shares have been forfeited and the stock price has decreased from $2.05 to  $0.57 and our expense has been reduced to a total of $29,897 in fiscal year 2008.

•                  2007 performance shares – We issued 239,900 performance shares on December 21, 2007 that vest on February 15, 2011 subject to certain events or upon designation by the Compensation Committee. Termination of employment for any cause is an event of forfeiture. We valued the 2007 performance shares granted at the close of business on the date of grant, and recognize expense and accrue an incentive compensation liability, pro rata over the vesting period. In the year ended June 30 2008, we recognized compensation expense of $13,021 for these performance shares.

•                  Restricted Stock grants – On March 27, 2008 the Board of Directors granted 25,000 shares of restricted stock to each non-employee director of the Company. The Restricted Stock vests annually over a period of four years and unvested shares are forfeited if the director leaves the Board of Directors prior to the vesting date. The Company recognized $6,188 board compensation expense for the year ended June 30, 2008.

Fair Value of Stock Based Compensation

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2008	2007
Expected Dividend Yield	0%	0%
Expected Volatility	1.14	1.08
Risk-Free Interest Rates	3.58%	4.83%
Expected Option Life (in years)	6.25	6.25

Because of differences in option terms and historical exercise patterns among the plans, we have segregated option awards into two homogenous groups for the purpose of determining fair values for its options. Valuation assumptions are determined separately for the two groups, which represent, respectively, the 1994 Stock Incentive Plan and the Director’s Stock Option Plan. No options have been issued as of June 30, 2008 under the 2008 Stock Incentive Plan. The assumptions are as follows:

•                  We estimated volatility using our historical share price performance over the last ten years. Management believes the historical estimated volatility is materially indicative of expectations about expected future volatility.

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

(10)              Income Taxes

The Company accounts for taxes under SFAS No. 109, “Accounting for Income Taxes.” Under SFAS 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse.

The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

	Year Ended June 30,
	2008	2007
Current:
Federal	$286	$(47)
State and local	389	(22)
Foreign	—	—
	675	(69)
Deferred:
Federal	—	—
State and local	—	—
Foreign	—	—

Income tax expense (benefit)	675	$(69)

A reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory rate to the income (loss) before income taxes to the actual amount of income tax expense (benefit) recognized follows (in thousands):

	Year Ended June 30,
	2008	2007
Expected expense (benefit)	$(12,020)	$(5,563)
Change in valuation allowance	(9,988)	6,514
Over-accrual of Federal Tax in prior year	19	(443)
Adjustment to Fixed Asset Basis	3,636	—
Debt Exchange	17,746	—
Bond Interest	374	—
Expiration of general business credits	200	(764)
Other, stock compensation items	708	187
Total	675	$(69)

The Company’s deferred tax assets as of June 30, 2008 and 2007 consist of the following (in thousands):

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	4,507	$13,014
General business credit carryforwards	—	200
Alternative minimum tax credit carryforwards	926	640
Accrued expenses	163	401
Capitalized start-up and organization costs	392	485
Deferred gain	73	467
Property and equipment, principally due to differences in depreciation	—	470
Other	9	5
Total gross deferred tax assets	6,070	15,682
Less - valuation allowance	(5,549)	(15,537)
Net deferred tax assets	521	145
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	483	—
Other	38	145
Total gross deferred tax liabilities	521	145
Net deferred tax assets (liabilities)	$—	$—

At June 30, 2008, the Company had accumulated net operating loss carryforwards of approximately $ 13.25 million for Federal income tax purposes, which are available to offset future regular taxable income. These net operating loss carryforwards expire between the years 2021 and 2026. Utilization of these net operating losses is subject to limitations due to the changes in stock ownership of the Company associated with the October 2007 Exchange Offer.

The Company has $0.93 million of alternative minimum tax credit carry forwards available to offset future regular tax liabilities. The Company’s research and experimentation tax credit carry forwards from 2007 of approximately $0.20 million have expired.

In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2008, the Company provided a full valuation allowance of approximately $(5.55) million against its net deferred tax assets.

The valuation allowance decreased by approximately $9.988 million for the year ended June 30, 2008. The valuation allowance increased by approximately $6.514 million for the year ended June 30, 2007.

Texas Margin Tax

The state of Texas adopted a new Texas Margin Tax, which is designed to replace the previous franchise tax. Texas does not have a corporate income tax. The new tax is effective January 1, 2008. The Company has made an estimated tax payment of $3,000 for the anticipated liability under this new tax.

(11)              Net Income (Loss) Per Share

The following are reconciliations of the denominators of the basic and diluted net income (loss) per share computations for the years ended June 30, 2008 and 2007. There were no adjustments for the numerators.

	June 30,
	2008	2007
Weighted average outstanding common shares – basic and diluted	9,254,346	1,291,951

For fiscal years 2008 and 2007, 73,300 and 107,694 respectively, of options to purchase shares of Common Stock were excluded for the computations of diluted net income because the impact of such options are anti-dilutive.

For fiscal year 2007, $52,944,000 of Senior Convertible Notes that are convertible into 35,296,000 shares of Common Stock were excluded for the computations of diluted net income because the impact of such notes was anti-dilutive.

For fiscal year 2007, the $10,306,000 of Convertible Subordinate Notes that are convertible into 756,404 shares of Common Stock were excluded for the computations of diluted net income because the impact of such notes was anti-dilutive.

For fiscal year 2007, the $12,000,000 of Preferred Stock (1,333,334 shares at $9.00 per share) were excluded for the computations of diluted net income because the impact of such stock would be anti-dilutive.

(12)              Employee Benefit Plans

We have a defined contribution retirement plan, which covers substantially all employees and officers. For the years ended June 30, 2008 and 2007, we have contributed the required match of $0.6 million and $0.6 million, respectively, to the plan. We have the right, but not an obligation, to make additional contributions to the plan in future years at the discretion of the Company’s Board of Directors. We have not made any such contributions for the years ended June 30, 2008 and 2007.

Cash Based Long Term Incentive Awards

The Compensation Committee of the Board of Directors adopted and implemented a Long-Term Cash Incentive Plan during the second quarter of fiscal year 2008. The Long-Term Cash Incentive Plan makes cash incentive awards to employees upon the successful completion of certain events and passage of time as established by the Committee. In the year ended June 30, 2008, the Committee awarded Long-Term Cash Incentive Units valued at $344,900 to employees. These units vest on February 15, 2011 and are subject to material risk of forfeiture. Through June 30, 2008, expense recognized for this plan totaled $139,451, cash paid to terminated employees was $75,200, and the deferred liability was $64,251.

(13)              Commitments

Construction Contract Contingency

In August 2007 we entered into a $14.0 million modification to our existing VAFB construction contract. The modification requires us to complete the construction on the redesigned facility by September 30, 2009. The modification contains penalties if we do not meet the contracted completion date. As a result we have a contingency of up to $3.0 million in penalties. The construction program continues to meet program time and cost milestones and management believes the project will be completed on time and within budget.

Leases

The Company is obligated under noncancelable operating leases for equipment, office space, storage space, and the land for a payload processing facility, and certain flight assets. Future minimum payments under these noncancelable operating leases are as follows (in thousands):

	Operating	Payment Due
Year ending June 30,	Leases	For Subleases	Total

2009	$650	$(72)	$578
2010	355	—
2011	70	—
2012	59	—
2013	9	—
2014 and thereafter	—	—
Subtotal	$1,143	$(72)	1,071

Rent expense for the years ended June 30, 2008 and 2007 was approximately $1.7 million and $4.6 million, respectively, including lease expenses for the ICC and VCC asset leases of $0.744 million in 2008 and $3.8 million in 2007 (see Note 25 for Agreement to Termination of ICC and VCC Leases). For fiscal year 2008 the Company received sublease payments of $0.4 million.

In May 2005, the Company completed a purchase and sale lease-back of the payload processing facility in Port Canaveral, Florida for $4.8 million, resulting in net cash of $3.8 million and a gain of $0.5 million, which we carried as a deferred gain and are amortizing over the initial 68 month term of the lease-back. The value of the deferred gain at June 30, 2008 and 2007 was $0.2 million and $0.3 million, respectively.

(14)              Segment Information

Based on our organization, we operate in five business segments: Astrotech, Astrotech Engineering Services, Flight Services, BioSpace Technologies, Inc., and SPACETECH, Inc. For fiscal year 2008, BioSpace and SPACETECH had no revenue or significant operations. Flight Services was founded to commercially develop space habitat modules to operate in the cargo bay of the space shuttles. Flight Services provides access to the modules and integration and operations support services for both NASA and commercial customers. Astrotech provides payload processing facilities and services to serve the satellite manufacturing and launch services industry. Astrotech Engineering Services is primarily engaged in providing engineering services and products to the Federal government including NASA.

The Company’s chief operating decision maker utilizes both revenue and income (loss) before income taxes, in assessing performance and making overall operating decisions and resource allocations. The Other segment represents corporate selling, general and administrative expenses and interest expense for the Company, as well as the results of operations for BioSpace Technologies and SPACETECH.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2). Information about the Company’s segments is as follows (in thousands):

Year ended June 30, 2008:

			Net	Depreciation
		Income (loss)	Fixed	And	Total
	Revenue	before income taxes	Assets	Amortization	Assets
Flight Services	$4,357	$(2,472)	$262	$448	$1,380
Engineering Services	5,242	223	35	—	1,716
Astrotech	15,810	5,130	40,602	2,120	51,248
Other	135	(38,234)	100	100	3,867
	$25,544	$(35,353)	$40,999	$2,668	$58,211

Year ended June 30, 2007:

			Net	Depreciation
		Income (loss)	Fixed	And	Total
	Revenue	before income taxes	Assets	Amortization	Assets
Flight Services	$34,422	$(7,637)	$705	$3,612	$6,226
Engineering Services	5,965	909	—	—	1,369
Astrotech	12,136	1,989	42,633	2,088	58,484
Other	239	(11,622)	546	662	6,396
	$52,762	$(16,361)	$43,884	$6,362	$72,475

Foreign revenue for the years ended June 30, 2008 and 2007 was approximately zero and $0.2 million, respectively. The foreign revenue was mainly generated in China and Japan. Domestic revenue for the years ended June 30, 2008 and 2007 was approximately $25.5 million and $52.8 million, respectively.

(15)              Related Party Transactions

The Company engaged in certain transactions with directors, executive officers, shareholders, and certain former officers during fiscal years 2008 and 2007. Following is a description of these transactions:

Astrium (formerly EADS Space Transportation)

Astrium provides unpressurized payload and integration efforts to SPACEHAB on a fixed price basis in addition to providing engineering services as required. For the years ended June 30, 2008 and 2007, Astrium’s payload and integration services included in cost of revenue was approximately $1.0 million and $13.8 million, respectively.

Executive Credit Cards

Certain named executive officers of the Company have company paid credit cards for ordinary business expenses. Although the Company pays the amounts on the credit cards, the executive officer is obligated to substantiate the charges and reimburse the Company for any non-business related charges. As of June 30, 2008 the Company had no outstanding receivables on such executive credit cards.

Directors Compensation

Our independent directors are paid an annual cash retainer fee upon their appointment or annual re-election to the Board of Directors and are granted annual equity based compensation grants. We amortize the expense of these annual awards over the period between annual meetings of shareholders. Meeting fees, expenses, and other costs are expensed and incurred. The director fees expensed in 2008 and 2007 were $0.3 million and $0.2 million, respectively.

(16)              Induced Conversion of Convertible Securities and Reverse Stock Split

On October 5, 2007, we announced the successful closing of our offer to exchange (the “Exchange Offer”) any and all of our outstanding 8.0% Convertible Subordinated Notes due 2007 (the “Junior Notes”) and any and all of our outstanding 5.5% Senior Convertible Notes due 2010 (the “Senior Notes”). As a result of the closing of the Exchange Offer, for the approximately $7.4 million in principal amount of Junior Notes tendered, the holders received approximately 550,000 shares of common stock and 8,927 shares of Series C Convertible Preferred Stock on a pre-reverse split basis. Following the closing of the Exchange Offer, approximately $2.9 million of Junior Notes remained outstanding pursuant to the original terms of the indenture governing the Junior Notes. On October 15, 2007, we redeemed the outstanding Junior Notes, including accrued interest for cash. In addition, for the approximately $46.1 million in principal amount of outstanding Senior Notes tendered, the holders received approximately 30.7 million shares of common stock and 46,083 shares of Series C Convertible Preferred Stock on a pre-reverse split basis. Following the closing of the Exchange Offer, approximately $6.9 million of Senior Notes remained outstanding pursuant to an indenture governing the Senior Notes that was amended through the elimination of substantially all of the indenture’s restrictive covenants.

In addition, as a result of the closing of the Restructuring and Exchange Agreement, effective as of August 31, 2007, among the Company and certain holders of Junior Notes and Senior Notes, the Company issued to Astrium GmbH 1,333,334 shares of common stock and 6,540 shares of Series C Convertible Preferred Stock in exchange for Astrium’s existing 1,333,334 shares of Series B Convertible Preferred Stock on a pre-reverse split basis.

As a consequence of the Exchange Transaction, we recognized non-cash debt conversion expense of $30.2 million in the nine months ended March 31, 2008, and we increased our common stock by $98.4 million.

In November 2007, we converted the 61,550 shares of Series C convertible preferred stock into 89.9 million shares of common stock on a pre-reverse split basis and affected a 1 for 10 reverse stock split, reducing our issued and outstanding common stock to 13.6 million shares. All share amounts have been stated to reflect this split for all periods presented.

(17)              Sales of Equity Securities

Commitment Consideration Paid in Stock

On February 11, 2008, the Company entered into a Stock Purchase Agreement with certain investors for the purchase of 55,000 shares of the Company’s Series D convertible preferred stock for a total price of $5.5 million. Consummation of the transaction was contingent upon NASA awarding us a funded Space Act Agreement under the COTS Program and shareholder approval of the transaction. As consideration for investor commitment to this transaction, the Company issued 150,150 shares of common stock upon entering into the transaction. The Stock Purchase Agreement relied upon the exception from registration pursuant to Rule 506 of Regulation D promulgated by the commission pursuant to the Securities Act of 1933. The Company believes that such issuance of securities qualifies for an exemption under Rule 506 because there are no more than 35 purchasers of securities and each Investor represents to the Company under the Stock Purchase Agreement at the time of execution and closing that it is an “accredited investor” within the meaning of Rule 501 of Regulation D.

The Company was not awarded a funded Space Act Agreement under the COTS Program and, except for the 150,150 commitment compensation paid, the offering was terminated.

Private Placement of Common Stock

On May 22, 2008, the Company entered into a Securities Purchase Agreement with certain investors, under which the investors agreed to subscribe for and purchase 1,329,786 shares of the Company’s common stock for an aggregate purchase price of $625,000. The consummation of the transaction under the Securities Purchase Agreement was contingent upon certain customary conditions precedent to each party’s obligation to close. $47,000 for subscribed common stock related to the Private Placement, which was received in July, is reflected as reflected as issued and outstanding at June 30, 2008.

The 1,329,787 shares of common stock issued on June 5, 2008, under the Securities Purchase Agreement were sold in reliance on the exemption from registration pursuant to Rule 506 of Regulation D promulgated by the Commission pursuant to the Securities Act of 1933. The Company believes that such issuance of securities qualifies for an exemption under Rule 506, because there are no more than 35 purchasers of securities and each Investor represents to the Company under the Securities Purchase Agreement at the time of execution and closing that it is an “accredited investor” within the meaning of Rule 501 of Regulation D.

(18)              Asset Write Down

During the year ended June 30, 2007, we performed an analysis of our remaining shuttle based assets due to STS-118 being our last contracted shuttle mission. As a result, we have written down the Flight Services Flight Unit 2 module asset and other shuttle based assets, as it has been determined that the asset is unlikely to generate significant future cash flows and revenue. Therefore, we wrote-down our Flight Unit 2 module to a salvage value of $0.1 million, excluding depreciation expense for July and August 2007. This non-cash write-down resulted in a cost of revenue expense of $10.4 million for the year ended June 30, 2007. The $10.4 million is included in cost of revenue for the Flight Services segment because costs associated with the use of this asset, including depreciation expense, have historically been recorded here.

Additionally, during fiscal year ended June 30, 2007, we wrote-down other assets and work in progress related to the modules and the unpressurized carriers for $3.8 million. This amount is included in operating expenses. Included in this $3.8 million write-down is $1.6 million write-down of inventory that was being held for future use. This inventory was further written down in June 2008 by an additional $0.2 million. The write-down is based on current market conditions.

(19)              Accounting Change in Estimate – Depreciation

Effective October 1, 2005, we have changed our depreciable lives used to depreciate our Flight Services flight assets from being fully depreciated by June 2016 to being fully depreciated by December 2010. We have reviewed the latest NASA planning manifest schedule for the shuttles and the manifest carries the scheduled shuttle flights out to 2009, with an additional one-year period for mission delays. Our analysis has taken into consideration the association of our assets to the shuttle fleet based on the fact that our assets have been designed to fly on the shuttles, and the revenue generated from the assets is directly related to the NASA shuttle missions. The shuttle retirement could occur at an earlier or later date, which would change future depreciation recognized upon revision of the useful life.

Effective July 1, 2007, we have changed our depreciable lives to depreciate our Flight Services flight assets from being fully depreciated by December 2010 to being fully depreciated August 31, 2007. This is due to our last contracted mission, STS-118, being completed in August 2007.

(20)              Gain on Sale of The Space Store LLC

On October 13, 2006, the Company consummated a transaction in which Space Media, Inc., a majority-owned subsidiary of SPACEHAB, Inc., sold the assets of The Space Store LLC, consisting of retail and internet identity, inventory, furniture, fixtures, and other items. Due to the immaterial amount and insignificant impact this transaction will have on our consolidated financial statements, we elected to not present this discontinued operation as a separate component in our consolidated statements of operations for the three months ended December 31, 2006. The gain on the sale is reflected in the interest and other income section on our consolidated financial statements.

(21)              Legal Proceedings

In January 2004, the Company initiated a formal proceeding against NASA in which the Company was seeking damages in the amount of $87.7 million for the loss of its RDM as a result of the 2003 Space Shuttle Columbia accident. In October 2004, NASA responded to this claim with the determination that its liability was $8.2 million, including interest, and paid SPACEHAB this amount. SPACEHAB subsequently filed an appeal with the Armed Services Board of Contract Appeals, and over the past two years, the two parties have proceeded with preparations for a court hearing planned for July 2008. The Company also filed a tort claim in November 2004, seeking damages of $79.7 million for the loss of the RDM, to which the court granted a motion in June 2006 to stay the case until resolution of the Company’s contract claim appeal.

On February 21, 2007, the Company dismissed with prejudice all litigation against NASA relating to losses incurred by the Company as a result of the Columbia accident.

Except as above, the Company is not a party to any pending or threatened proceedings, which in management’s opinion, would have a material adverse effect on our business, financial condition, or results of operation.

(22)              Restricted Cash and Advances on Construction Contract

In December 2006 our Astrotech subsidiary was awarded a contract with a governmental agency to modify one of our payload processing facilities to specific requirements of a programmed mission. Under the terms of this $20.0 million fixed-price contract, we will own the improvements after completion of the contract obligations. We have entered into a firm, fixed-price construction subcontract with J. P. Donovan Construction, Inc. to provide a significant portion of the design and construction work that will be required under our contract. In accordance with our contracts, payments will be received from our customer on a milestone schedule that generally provides receipt of cash before payments are required to the contractor under their milestone schedule. Receipts in advance of disbursements will be retained in a restricted cash account within our subsidiary company and used exclusively for purposes of the contract obligations. As of June 30, 2008, net cash receipts of $6.3 million have been designated as restricted cash and $5.7 million has been designated as a liability (see Note 2).

A $14.2 million modification to this VAFB construction contract requires us to complete the construction on the redesigned facility by September 30, 2009. The modification contains penalties of up to $3.0 million if we do not meet the contract completion date. We have not established a reserve for this contingent liability.

(23)              Adverse Event

On January 30, 2007 Sea Launch experienced a launch failure resulting in the loss of a satellite and damage to the floating launch platform. A full inspection, evaluation, and repair operations of the damage incurred and  Sea Launch returned to operations in October 2007. We were paid under our contract with Sea Launch upon launch of each mission; therefore, revenues  delayed until the resumption of normal operations. As a result of the launch failure, the Company lost revenue on at least three launch missions either through cancellation or schedule delay. We submitted a claim under our business interruption insurance for $750,000, the limit of our policy. Our underwriter has neither accepted nor denied our claim but is evaluating the claim in terms of policy coverages.

(24)              Customer Deposits

During the year ended June 30, 2007, we billed our customer $3.1 million for in-flight insurance on our pressurized module for use on STS-118. STS-118 launched mid-August 2007. This amount is included in cash and in customer deposits as of June 30, 2007. The insurance payment was paid to the insurance carrier in July 2007.

(25)              Agreement to Termination of ICC and VCC Leases

On August 28, 2007, the Company and Astrium, GmbH mutually agreed to terminate the lease agreement dated as of February 28, 2001 in regards to the Company’s lease of the ICC assets from Astrium, GmbH. Also, we mutually agreed to terminate the lease agreement dated as of July 3, 2001 in regards to the Company’s lease of the VCC assets from Astrium, GmbH. The ICC and VCC assets are specifically designed cargo carrying equipment used periodically in the U.S. Space Shuttle. In order to terminate these two leases, we mutually agreed that the Company reimburse Astrium, GmbH $1.4 million for the period March 1, 2007 through August 31, 2007 for the ICC and VCC assets and incur no financial obligations for either the ICC or VCC after August 31, 2007.

(26)              NASDAQ Deficiency Letter

On April 7, 2008, we received a NASDAQ Staff Determination letter indicating that we failed to comply with NASDAQ Marketplace Rule 4310(c)(4) and our securities were, therefore, subject to delisting from The NASDAQ Capital Market. Marketplace Rule 4310(c)(4) requires that we maintain a $1.00 bid price. We were granted a grace period to regain compliance with this Rule, which expires on October 6, 2008.

(27)              Early Termination of Lease

On May 1, 2008, The Company and R&H Investments reached an agreement upon early termination of the Company’s lease at 12130 Highway 3, Building 1, Webster, Texas. The lease provided for rental payments of $26,538 monthly, which escalated annually through the lease termination of February 2015. In addition, the Company was responsible for all maintenance, utilities, and taxes on the building through the lease terms. Under the terms of the agreement, the Company will pay rent through June 30, 2008 and transfer ownership of 2.9 acres of vacant land owned by the Company to R&H Investments. The Company recognized lease termination expenses of approximately $0.4 million representing consideration paid and forfeited leasehold improvements.

On May 26, 2005 we consummated the sale and lease back of our corporate offices in Webster (Houston), Texas. The sale resulted in net cash of approximately $0.9 million and a gain of approximately $1.2 million, which we carried as a deferred gain and were amortizing over the initial term of the lease back. We leased back 100% of the facility for an initial period of ten years, with two five-year options. We also retained the adjacent 3.0 acre parcel for future development or sale.

The Company recognized a net gain on the lease termination of $0.6 million resulting from the remaining $1.0 million deferred gain on the building sale-leaseback transaction offset by lease termination expenses of approximately $0.4 million representing consideration paid and forfeited leasehold improvements.

(28)              Early Termination of Cost Plus Award Fee Contract

On May 7, 2008, the Company received a letter from ARES Corporation  notifying the Company of ARES’s intent to terminate the Cost Plus Award Fee Subcontract No. SGS-0311403.00 with the Company (the “Subcontract”) pursuant to section GP-07(7.2) of the General Provisions as set forth in Attachment J-7 to the

Subcontract. The provision referred to in ARES’s correspondence provides for termination for “convenience.”

As stated in ARES’s letter “…the objective of the Subcontract was to assist NASA’s continued development and operation of the International Space Station…” The Company has consistently received excellent reviews for its performance under the Subcontract and has earned near maximum award fees. Previously, 45 employees of the Company were engaged under the Subcontract, which resulted in revenues of $4.5 million for the current fiscal year.

The Company continued under the current task orders under the Subcontract until at least June 5, 2008. The Subcontract extended pursuant to its original term until September 30, 2008. The Company and ARES have not resolved certain issues relative to the early termination of the Subcontract, including, but not limited to certain amounts receivable from ARES under this contract totaling $1.4 million. The Company is evaluating its contractual rights and other options with respect to ARES’s claimed termination of the Subcontract, including ARES’s obligations with respect to such claimed termination.

(29)              Subsequent Events

Executive Compensation

On July 18, 2008 the Compensation Committee, with the concurrence of the independent Directors of the Company, granted cash and equity awards to the Chief Executive Officer and certain directors of the Company in recognition of the successful fiscal year 2008 recapitalization of the Company.

Officer/Director	Common Stock Award	Cash Bonus

Thomas B. Pickens, III Chief Executive Officer, Director and Chairman	1,100,000	$350,000
Barry A. Williamson Director	200,000	$36,200
Mark E. Adams Director	150,000	$27,500

The Company recognized compensation expenses of $1,002,500 and director fees of $63,700 in the period ended June 30, 2008 for such awards.

In addition, the Compensation Committee granted restricted stock and stock option awards to officers and employees of the Company that included risk of forfeiture prior to vesting. Such awards encompassed the following:

Named Executive Officer	Restricted Stock Awards(1)	Stock Option Awards(2)

James D. Royston President	200,000	75,000
Lance W. Lord Chief Executive Officer, Astrotech Space Operations, Inc. and Director	50,000	87,500
Brian K. Harrington Senior Vice President, Chief Financial Officer, Secretary and Treasurer	150,000	50,000

Grants of Incentive Stock Options – 225,000(3)

Other Grants of Stock Options – 294,208(2)

(1)          The restricted stock vests 50% on January 15, 2009, 25% on January 15, 2010, and 25% on January 15, 2011.

(2)          The stock options have an exercise price of $0.45 per share and vest on January 15, 2009 and terminate on July 17, 2010.

(3)          The incentive stock options have an exercise price of $0.45 per share and vest 50% on January 15, 2009, 25% on January 15, 2010, and 25% on January 15, 2011 and terminate on July 17, 2017.

The 731,708 stock options granted to employees and directors in July 2008 under the 2008 Stock Incentive Plan were valued at $0.2 million with an exercise price of $0.45 per share.  These options vest on various vest dates over the next 36 months..

Shares Subscribed

As of July 21, 2008, the Company has received net proceeds of $47,000 for 100,000 shares of common stock in connection with the Private Placement described in Note 17, in a transaction not registered under the Securities Act of 1933. The common stock was issued on June 5, 2008.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None to report for the period ended June 30, 2008.

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

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the frame work in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.  Other Information.

None to report for the period ended June 30, 2008.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information required by this item will be contained in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 11.  Executive Compensation.

The information required by this item will be contained in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information required by this item will be contained in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 14.  Principal Accounting Fees and Services.

The information required by this item will be contained in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of the report:

1.	Financial Statements.

	The following consolidated financial statements of SPACEHAB, Incorporated and its wholly-owned and majority-owned subsidiaries and related notes, are set forth herein as indicated below.

		Page
	Report of PMB Helin Donovan LLP, Independent Registered Public Accounting Firm	35
	Consolidated Balance Sheets	36
	Consolidated Statements of Operations	37
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)	38
	Consolidated Statements of Cash Flows	39
	Notes to Consolidated Financial Statements	40

2.	Financial Statement Schedules	63
3.	Exhibits	64

Exhibit No.		Description of Exhibit

(2)		Articles of Incorporation and Bylaws

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

4.1

Designation of Rights, Terms and Preferences of Series B Senior Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

4.2

Preferred Stock Purchase Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 2, 1999 (incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999)

4.3

Registration Rights Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 5, 1999 (incorporated by reference to Exhibit 4.3 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999)

4.4

Indenture dated as of October 15, 1997 between the Registrant and First Union National Bank, as Trustee, relating to the Registrant’s 8.0% Convertible Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-43221) filed with the Securities and Exchange Commission on December 24, 1997)

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

	10.49	Contract No. NNK07LA79C, dated as of June 15, 2007, between Astrotech Space Operations, Inc. and NASA Kennedy Space Center, filed with the Securities and Exchange Commission on September 21, 2007

	10.50	Loan Agreement dated as of February 6, 2008, between Astrotech Space Operations, Inc. (“the Borrower”) and Green Bank, N.A. (the “Lender”) filed herewith

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

SPACEHAB, Incorporated

	By:	/s/ Thomas B. Pickens, III
Thomas B. Pickens, III
Chief Executive Officer

Date: September 29, 2008

	By:	/s/ Brian K. Harrington
Brian K. Harrington
Senior Vice President,
Chief Financial Officer and
Chief Accounting Officer
Date: September 29, 2008

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

/s/ Thomas B. Pickens, III	Chairman of the Board and	September 29, 2008
Thomas B. Pickens, III	Chief Executive Officer

/s/ Mark Adams	Director	September 29, 2008
Mark Adams

/s/ Lance W. Lord	Director	September 29, 2008
Lance W. Lord

/s/ R. Scott Nieboer	Director	September 29, 2008
R. Scott Nieboer

/s/ John A. Oliva	Director	September 29, 2008
John A. Oliva

/s/ William F. Readdy	Director	September 29, 2008
William F. Readdy

/s/ Barry A. Williamson	Director	September 29, 2008
Barry A. Williamson

/s/ Brian K. Harrington	Senior Vice President,	September 29, 2008
Brian K. Harrington	Chief Financial Officer and
Chief Accounting Officer