Form 10-Q
period 2008-09-30
SPACEHAB INC \WA\
filed 2008-11-14
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Houston, Texas 77058-2762

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

As of October 31, 2008 there were 16,392,718 shares of the registrant’s common stock outstanding.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

SEPTEMBER 30, 2008 QUARTERLY REPORT ON FORM 10-Q

i

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

PART I:  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	June 30,
	2008	2008
Assets
Current assets
Cash and cash equivalents	$2,496	$2,640
Accounts receivable, net	6,638	3,872
Inventory	482	482
Short term note receivable, net	175	175
Prepaid expenses and other current assets	443	464
Total current assets	10,234	7,633
Property and equipment
Flight assets	49,210	49,210
Capital improvements in progress	92	76
Payload processing facilities	42,600	42,600
Furniture, fixtures, equipment and leasehold improvements	18,344	18,244
	110,246	110,130
Less accumulated depreciation and amortization	(69,644)	(69,131)
Property and equipment, net	40,602	40,999
Restricted cash	10,577	8,386
Deferred financing costs, net	130	264
Long term note receivable, net	711	717
Other assets, net	210	212
Total assets	$62,464	$58,211
Liabilities and Stockholders’ Equity
Current liabilities
Revolving note payable	$970	$—
Term note payable - current	267	267
Accounts payable	1,908	1,845
Accounts payable- Astrium	447	754
Income tax payable	463	463
Accrued interest	202	83
Accrued expenses	1,086	2,124
Deferred gains on sale of buildings	86	86
Deferred revenue, current portion	2,646	1,007
Total current liabilities	8,075	6,629
Accrued contract costs and other	60	40
Advances on construction contract	6,582	4,863
Deferred gains on sale of buildings	107	129
Deferred revenue, non-current	1,647	1,227
Term note payable - non current (net of discount)	3,480	3,526
Senior convertible subordinated notes payable — 5.5%	6,861	6,861
Total liabilities	26,812	23,275
Commitments and contingencies
Stockholders’ equity
Common stock, no par value, 75,000,000 shares authorized 16,392,718 and 14,942,718 shares outstanding, respectively	183,306	183,306
Treasury stock, 11,660 shares at cost	(117)	(117)
Additional paid-in capital	1,352	691
Accumulated deficit	(148,889)	(148,944)
Total stockholders’ equity	35,652	34,936
Total liabilities and stockholders’ equity	$62,464	$58,211

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share data)

	Three Months
	Ended September 30,
	2008	2007
Revenue	$5,974	$8,596
Costs of revenue	3,518	6,437
Gross profit	2,456	2,159
Operating expenses:
Selling, general and administrative	1,699	1,814
Research and development	573	318
Total operating expenses	2,272	2,132
Income from operations	184	27
Interest expense	(223)	(1,067)
Interest and other income, net	94	184
Income (loss) before income taxes	55	(856)
Income tax expense	—	—
Net income (loss)	$55	$(856)
Income (loss) per share:
Net income (loss) per share – basic	$0.00	$(0.66)
Shares used in computing net income (loss) per share – basic	16,109,023	1,302,720

Net income (loss) per share – diluted	$0.00	$(0.66)
Shares used in computing net income (loss) per share – diluted	16,580,762	1,302,720

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$55	$(856)
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Increase in restricted cash	(2,191)	(8,349)
Gain on disposal of property and equipment	(11)	—
Stock-based compensation	9	(56)
Depreciation and amortization, including debt issuance cost of $0.1 million for each period	631	1,117
Recognition of deferred gain	(22)	(56)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(2,760)	1,641
Increase in prepaid expenses and other current assets	100	(492)
Increase in other assets	0	(258)
(Decrease) increase in deferred revenue	2,059	(155)
Decrease in accounts payable, accounts payable-Astrium, accrued interest, and accrued expenses	(510)	(1,605)
Increase in advances from construction contract	1,719	7,535
(Decrease) increase in customer deposits	—	(3,106)
(Decrease) increase in accrued subcontracting services and other	—	(2,356)
Increase in long-term accrued contract costs and other liabilities	20	37
Net cash used by operating activities	(901)	(6,959)
Cash flows from investing activities
Purchases of property, equipment and leasehold improvements, net of reimbursements	(147)	(204)
Net cash used in investing activities	(147)	(204)
Cash flows from financing activities
Proceeds from revolving credit facility	970	—
Payments on term note facility	(66)	—
Net cash provided by financing activities	904	—
Net change in cash and cash equivalents	(144)	(7,163)
Cash and cash equivalents at beginning of period	2,640	9,724
Cash and cash equivalents at end of period	$2,496	$2,561

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Description of the Company and Operating Environment

SPACEHAB is a provider of governmental and commercial spacecraft pre-launch processing facilities and services, a provider of manned and unmanned payload processing services, and an entrepreneurial force in space commerce providing access to, and utilization of the unique environment of space.

Historically, a substantial portion of our revenue has been generated under contracts with NASA, which were subject to periodic funding allocations by the agency. NASA’s funding is dependent on receiving annual appropriations from the U.S. Government. During the quarters ended September 30, 2008 and 2007 approximately 15% and 84% of our revenues were generated under NASA contracts, respectively.

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

Liquidity

As of September 30, 2008, we had cash and restricted cash-on-hand of $13.1 million and our working capital was approximately $2.2 million. Restricted cash, which consists of advance payments on a government contract to modify certain spacecraft processing facilities and restricted deposit relating to bank covenants, totaled $10.6 million at September 30, 2008. We carry a liability of $6.6 million for obligations under this construction contract.

In February 2008 (see Note 6), we consummated a financing facility with a commercial bank. This facility provides for a three year $4.0 million term loan, payable in monthly installments of principal in the amount of $22,222 plus interest and a $2.0 million revolving credit facility. The term loan is secured by the assets of our Astrotech subsidiary and the one-year revolving credit facility is secured by Astrotech’s accounts receivable. As of September 30, 2008, we have a balance of $1.0 million outstanding under the revolving credit facility.

We believe we have sufficient liquidity and backlog to fund ongoing operations for at least the next fiscal year and expect to utilize existing cash and proceeds from operations to support strategies for new business initiatives.

2.  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and its subsidiaries as of September 30, 2008, and the results of its operations and cash flows for the periods ended September 30, 2008 and 2007. However, the unaudited condensed consolidated financial statements do not include all related footnote disclosures.

The consolidated results of operations for the three month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year. Our results of operations typically fluctuate significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

3.  Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (“EPS”) computations for the three month period ended September 30, 2008 and September 30, 2007 (in thousands, except share and per share data):

	Three months ended				Three months ended
	September 30, 2008				September 30, 2007
	Income	Shares		Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)		Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Income (loss) available to common stockholders	$55	16,109,023		$0.00	$(856)	1,302,720	$(0.66)
Diluted EPS:
Income (loss) available to common stockholders	$55	16,580,762	*	$0.00	$(856)	1,302,720	$(0.66)

*Includes 550,000 unvested shares of restricted stock

In calculating diluted earnings per share using the “if converted” method, the Company “adds back” to net income or loss the interest expense on its convertible subordinated notes payable, outstanding as of September 30, 2007, convertible into 75,640 shares of common stock at $136.25 per share and due October 2007. These are potentially dilutive securities but their impact was anti-dilutive in 2007.

In calculating diluted earnings per share using the “if converted” method, the Company “adds back” to net income or loss the interest expense on its senior convertible notes payable outstanding, as of September 30, 2007, due October 2010, convertible into 3,529,600 shares of common stock at $15.00 per share, as they include a mandatory conversion feature once the Company’s stock price reaches $19.50 per share. These are potentially dilutive securities but their impact was anti-dilutive in 2007.

Options and warrants only have a dilutive effect if the average market price of the common stock during the period exceeds the exercise price (“in the money”). For potential dilutive options or warrants that are dilutive, the treasury stock method is applied to determine the number of weighted average shares to be included as dilutive earnings or loss per share.

Options to purchase 107,400 shares of common stock outstanding at September 30, 2007 were not included in diluted EPS for the three months ended September 30, 2007 as they were anti-dilutive to our net loss. The options expire between October 12, 2007 and August 9, 2016.

Options to purchase 900,608 shares of common stock outstanding at September 30, 2008 were not included in diluted EPS for the three months ended September 30, 2008 as they were anti-dilutive because the exercise price exceeds the average market price. The options expire between November 20, 2008 and July 18, 2018.

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

A Summary of Revenue Recognition Methods Follows:

Business Segment	Services/Products Provided	Contract Type	Method of Revenue Recognition
SPACEHAB Flight Services	Commercial Space Habitat Modules, Integration & Operations Support Services	Firm Fixed Price	Percentage-of-completion based on costs incurred

Astrotech Space Operations	Payload Processing Facilities	Firm Fixed Price – Mission Specific Firm Fixed Price – Guaranteed Number of Missions	Ratably, over the occupancy period of a satellite within the facility from arrival through launch Ratably, for multi-year contract payments recognized over the contract period

Astrotech Engineering Services	Configuration Management, Engineering Services	Cost Plus Award/Fixed Fee	Earned as reimbursable costs incurred plus award/fixed fee

Revenue for Astrotech Space Operations recognized under a building modification contract with a government agency (see Note 11) is being accounted for under the percentage-of-completion method based on costs incurred over the period of the agreement.

5.  Statements of Cash Flows – Supplemental Information

(a)

Cash paid for interest costs was $67,000 and $15,000 for the three months ended September 30, 2008 and 2007, respectively. We did not capitalize any interest costs during the three months ended September 30, 2008 or 2007.

(b)	We paid no income taxes for the three months ended September 30, 2008 and September 30, 2007.

6.  Long Term Debt

Credit Facilities

On February 6, 2008, we entered into a financing facility with a bank providing a $4.0 million term loan terminating February 2011 and a $2.0 million revolving credit facility terminating in February 2009. The term loan requires monthly payments of principal totaling $22,222, plus interest at the rate of prime plus 1.75% and the revolving credit facility incurs interest at the rate of prime plus 1.75%. Funds available under the revolving credit facility are limited to 80% of eligible accounts receivable. The bank financing facilities are secured by the assets of our Astrotech Space Operations Florida facilities and other covenants including a minimum tangible net worth covenant, a cash flow coverage covenant, a debt service coverage ratio, and a ratio of total liabilities to tangible net worth covenant. The balance of the $4.0 million term loan at September 30, 2008 was $3.7 million. Also as of September 30, 2008, $1.0 million has been drawn on the $2.0 million revolving credit facility.

Senior Convertible Subordinated Notes Payable

The Company’s 5.5% Senior Convertible Notes payable mature on October 15, 2010 and pay interest on April 15 and October 15 annually. On October 31, 2008, the Company repurchased $1,750,000 principal amount of its Senior Convertible Notes (see Note 14).

7.  Fair Value of Financial Instruments

In general, fair values utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. The following table presents the carrying amounts and estimated fair values of certain of the Company’s financial instruments as of September 30, 2008 and 2007 in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (in thousands):

	September 30, 2008		September 30, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Term Loan Payable	$3,747	$3,747	$—	$—
Senior Convertible Notes Payable – 5.5%	$6,861	$4,254	$52,944	$50,694
Junior Convertible Notes Payable – 8.0%	$—	$—	$10,306	$5,501

The fair value of our long term debt is based on quoted market prices, or is estimated based on the current rates offered to us for debt of similar remaining maturities and other terms. The carrying amounts of cash and cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses approximate their fair market value because of the relatively short duration of these instruments.

8.  Segment Information

Based on our organization for the first quarter of fiscal year 2009, we operated in two business segments: Astrotech Space Operations (“Astrotech”) and Astrotech Engineering Services (“Engineering Services”) Our SPACEHAB Flight Services business segment (“Flight Services”) was founded to commercially develop space habitat modules that operate in the cargo bay of the space shuttles. Flight Services provided access to the modules and integration and operations support services for both NASA and commercial customers. We completed our last manifested space shuttle mission utilizing our space habitat modules in the first quarter of fiscal year 2008. Astrotech provides payload processing facilities and services to serve the spacecraft manufacturing and launch services industries. Engineering Services is primarily engaged in providing engineering services and products to the Government, including NASA.

Our chief operating decision maker utilizes both revenue and income (loss) before income taxes in assessing performance and making overall operating decisions and resource allocations.

Three Months Ended September 30,
2008 (in thousands):

			Net	Depreciation
		Income before	Fixed	and
	Revenue	income taxes	Assets	Amortization
Flight Services	$—	$(666)	$254	$7
Astrotech	5,704	2,282	40,149	524
Engineering Services	77	(7)	—	—
Corporate and Other	193	(1,554)	199	100
	$5,974	$55	$40,602	$631

Three Months Ended September 30,
2007 (in thousands):

			Net	Depreciation
		Loss before	Fixed	and
	Revenue	income taxes	Assets	Amortization
Flight Services	$3,583	$181	$294	$422
Astrotech	3,713	1,282	42,295	532
Engineering Services	1,300	145	—	—
Corporate and Other	—	(2,464)	513	163
	$8,596	$(856)	$43,102	$1,117

9.  Common Stock Options, Stock Purchase Plans and Other Long Term Incentive Plans

We grant options to employees and directors utilizing three shareholder-approved plans and issue Company stock under an Employee Stock Purchase Plan. Stock options and other equity awards are granted at the sole discretion of the Compensation Committee of the Board of Directors. The number and price of the options granted are specifically defined by the Compensation Committee at the time of each award. Such options typically vest incrementally over a period of four years and generally expire within ten years of the date of grant. Equity awards are valued at the closing bid price for the Company’s stock on the day of grant. As of September 30, 2008, there were 2,855,661 shares available for future grant under the Company’s shareholder approved plans.

The 1994 Stock Incentive Plan

Under the terms of the 1994 Plan, the number and price of the options granted to employees is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. The total number of shares that are available under this plan is 395,000. As of September 30, 2008, there are 151,869 available for grant.

The Directors’ Stock Option Plan

Prior to suspension of the Directors’ Stock Option Plan in January 2008, each new non-employee director received a one-time grant of an option to purchase 1,000 shares of common stock at an exercise price equal to the fair market value on the date of grant. In addition, effective as of the date of each annual meeting of our stockholders, each non-employee director who was elected or continued as a member of the Board of Directors of the Company was awarded an option to purchase 500 shares of common stock. Options under the Director’s Plan vest after one year and expire seven years from the date of grant. The total number of options that are available under this plan is 50,000. As of September 30, 2008, there are 20,500 available for grant.

1997 Employee Stock Purchase Plan

We adopted an employee stock purchase plan that permits eligible employees to purchase shares of common stock of the Company at prices no less than 85% of the current market price. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 10% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole and fractional shares of common stock determined by dividing the contribution account’s balance by the lesser of 85% of the price of a share of common stock on the first day of the quarter or the last day of a quarter. The number of shares of common stock that may be purchased under the plan is 150,000. Through September 30, 2008, employees have purchased 148,265 shares under this plan. During the fourth quarter of fiscal year 2007, we suspended purchases in this plan. The shares purchased under this plan are considered compensatory for accounting and reporting purposes.

2008 Stock Incentive Plan (“2008 Plan”)

On March 27, 2008 the stockholders of the Company approved the 2008 Stock Incentive Plan. The purpose of the 2008 Plan is to foster and promote the long-term financial success of the Company, and to increase shareholder value by attracting, motivating, and retaining key employees, consultants, and directors and providing such participants in the 2008 Plan with a program for obtaining an ownership interest in the Company that links and aligns their personal interests with the Company’s stockholders. The 2008 Plan authorizes grants of stock compensation, restricted stock, stock options, performance units, and other equity based performance awards. The total number of shares that are available under the 2008 Plan is 5,500,000. During the three months ended September 30, 2008, 691,708 options were granted to employees, 125,000 options were granted to directors, and 400,000 shares of restricted stock were granted to employees of the Company under the 2008 Plan. In addition, on July 18, 2008, the Company made unrestricted stock grants totaling 1,450,000 shares from the 2008 Plan to the Company’s Chief Executive Officer and certain directors. As of September 30, 2008, there were 2,683,292 shares available for future grant.

Other Stock Based Incentive Awards

•                  Special performance shares – We issued 62,200 performance shares on December 21, 2007 that vest on January 15, 2009, subject to certain events or upon designation by the Compensation Committee. Termination of employment, except for resignation or cause was not an event of forfeiture. The employees receiving special performance shares were subsequently terminated by the Company and the risk of subsequent forfeiture was not material. Consequently, we expensed the entire fair value of the grant $127,510 in fiscal year 2008 valuing the performance shares at the close of business on the date of grant. Subsequently, 9,750 shares have been forfeited and the stock price has decreased from $2.05 to $0.36 resulting in recovery of $11,015 in the three months ended September 30, 2008.

•                  2007 performance shares – We issued 239,900 performance shares on December 21, 2007 that vest on February 15, 2011 subject to certain events or upon designation by the Compensation Committee. Termination of employment for any cause is an event of forfeiture. We valued the 2007 performance shares granted at the close of business on the date of grant, and recognize expense and accrue an incentive compensation liability, pro rata over the vesting period. 10,000 shares were subsequently forfeited and the stock price decreased from $2.05 to $0.36 which allowed for a recovery of expense in the amount of $2,121 for the period.

•                  Restricted stock grants – On March 27, 2008 the Board of Directors granted 25,000 shares of restricted stock to each non-employee director of the Company. The Restricted Stock vests annually over a period of four years and unvested shares are forfeited if the director leaves the Board of Directors prior to the vesting date. On July 18, 2008, the Board of Directors granted a total of 400,000 shares of restricted stock to its named executive officers. The restricted stock vests 50% on January 15, 2009, 25% on January 15, 2010, and 25% on January 15, 2011. In the three months ended September 30, 2008, we recognized compensation expense of $66,598 for restricted stock grants.

•                  Other equity awards – On July 18, 2008, the Board of Directors granted an award of 1,100,000 shares of unrestricted common stock to Mr. Thomas B. Pickens, III, the Company’s Chief Executive Officer, 200,000 shares of unrestricted common stock to Mr. Barry A. Williamson, a director, and 150,000 shares of unrestricted common stock to Mr. Mark E. Adams, a director. Such grants of unrestricted common stock were made from the 2008 Plan and compensation expense of $1,002,500 was recognized in fiscal year 2008.

Cash Based Long Term Incentive Awards

In December 2007 the Compensation Committee of the Board of Directors adopted and implemented a Long Term Cash Incentive plan. The plan makes cash incentive awards to employees based on the successful completion of certain events and passage of time as established by the Committee. These units vest on February 15, 2011 and are subject to material risk of forfeiture. The Committee has granted such awards to employees valued at $344,900. As of September 30, 2008, the Company had a remaining deferred liability for such awards of $165,550.

Accounting for Stock Issued to Employees

The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model, which determines inputs as shown in the following table.

	September 30, 2008		September 30,
	2-Year Options	10-Year Options	2007*
Expected Dividend Yield	0	0	N/A
Expected Volatility	1.14	1.14	N/A
Risk Free Interest Rates	3.30	3.30	N/A
Expected Option Life (in years)	.58	6.25	N/A

*No options were issued for the period ended September 30, 2007

Because of differences in option terms and historical exercise patterns among the plans, we have segregated option awards into three homogenous groups for the purpose of determining fair values for options. Valuation assumptions are determined separately for the three groups that represent, respectively, the 1994 Stock Incentive Plan, the Director’s Stock Option Plan, and the 2008 Stock Incentive Plan. The assumptions are as follows:

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

•                  The expected dividend yield is based on our current dividend yield and the best estimate of projected dividend yield for future periods within the expected life of the option, which is zero.

A summary of our stock option activity as of September 30, 2008 and changes during the first three months of fiscal year 2009 are presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2008	85,400	$26.48	3.65	$—
Granted	856,708	$0.45	4.10	$—
Exercised	—	$—	—	$—
Forfeited/Expired	(41,500)	$0.82	—	$—
Outstanding at September 30, 2008	900,608	$2.90	4.83	$—
Exercisable	79,100	$27.60	3.12	$—

The weighted-average grant-date fair value of options granted during the first three months of fiscal year 2009 was $0.45 per share. The intrinsic value for stock options is defined as the difference between the current market value ($0.36 per share as of September 30, 2008) and the grant price. There were no options exercised during the first three months of fiscal year 2009. As of September 30, 2008 there was $0.3 million of unamortized expense related to our stock option plans.

During the first three months of fiscal year 2009, there were no options exercised.

10.  Related Party Transactions

We engaged in certain transactions with directors and executive officers during the three months ended September 30, 2008 and September 30, 2007. Following is a description of these transactions:

Astrium GmbH

Dr. Graul, a member of SPACEHAB’s Board of Directors until his resignation in August 2007, is the Executive Vice President for Astrium GmbH (“Astrium”). Astrium provides unpressurized payload and integration efforts to SPACEHAB on a fixed-price basis in addition to providing engineering services as required. For the three months ended September 30, 2007, Astrium’s payload and integration services included in cost of revenue were approximately $1.0 million. Astrium did not provide such services to the Company during the quarter ended September 30, 2008. In August 2007 SPACEHAB terminated its ICC/VCC lease agreements with Astrium North America. We agreed to reimburse Astrium North America $1.4 million upon termination of these leases and agreed to provide certain facilities for Astrium’s use without cost to Astrium through December 2008.

Executive Credit Cards

Certain Named Executive Officers of the Company have company paid credit cards for ordinary business expenses. Although the Company pays the amounts on the credit cards, the executive officer is obligated to substantiate the charges and reimburse the Company for any non-business related charges. As of September 30, 2008 the Company had no outstanding receivables on such executive credit cards.

R. Scott Nieboer

On May 22, 2008, Mr. R. Scott Nieboer, a director of the Company, purchased through Trace Management LLC, an entity through which he has beneficial ownership, 400,000 shares of the Company’s common stock on the open market and 1,063,828 shares of common stock through a private placement with the Company. The purchases were made at $0.45 and $0.47 per share, respectively.

On October 31, 2008, (see Note 14) Curtiswood Capital LLC sold $1,750,000 principal amount of the Company’s 5.5% convertible notes due October 2010 to the Company for $1,085,000 plus accrued interest. Mr. Nieboer was a beneficial owner of the notes.

11.  Recent Accounting Pronouncement

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

As of July 1, 2008, the Company implemented FAS No. 157, Fair Value Measurements (“FAS 157”) for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period and non-financial assets and liabilities that are remeasured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer implementation of FAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the consolidated financial statements on a nonrecurring basis until its fiscal year beginning July 1, 2009.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

12.  Restricted Cash, Advances on Construction Contract, and Contingency

In December 2006, our Astrotech subsidiary was awarded a contract with a governmental agency to modify one of our payload processing facilities to specific requirements of a programmed mission. Under the terms of this $20.0 million fixed-price contract, which has subsequently been increased to $34.2 million, we will own the improvements after completion of the contract obligations. We have entered into a firm fixed price construction subcontract with J. P. Donovan Construction, Inc. to provide a significant portion of the design and construction work that will be required under our contract. The contract requires us to complete the construction on the facility by September 30, 2009 and contains penalties if we do not meet the contracted completion date. As a result we have a contingency of up to $3.0 million in penalties. In accordance with our contracts, payments will be received from our customer on a milestone schedule that generally provides receipt of cash before payments are required to the contractor under their milestone schedule. Receipts in advance of disbursements are retained in a restricted cash account within our subsidiary company and used exclusively for purposes of the contract obligations. As of September 30, 2008, net cash receipts of $10.6 million have been designated as restricted cash. A liability of $6.6 is recognized on the balance sheet as of September 30, 2008, for accrued obligations under this contract relating to such advances.

13.  Early Termination of Cost Plus Award Fee Contract

On May 7, 2008, the Company received a letter from ARES Corporation notifying the Company of ARES’s intent to terminate its Cost Plus Award Fee Subcontract with the Company. The Company continued under open task orders relevant to the subcontract until June 5, 2008. The Company and ARES have not resolved certain issues relative to the early termination of the subcontract, including, but not limited to certain accounts receivable from ARES under this subcontract totaling $1.4 million. The Company is evaluating its contractual rights and other options, including damages, with respect to ARES’s actions.

14.  Subsequent Events

NASDAQ Deficiency Letters

On April 6, 2008, we received a NASDAQ Staff Determination letter indicating that we failed to comply with NASDAQ Marketplace Rule 4310(c)(4) and that our securities were, therefore, subject to delisting from The NASDAQ Capital Market. Marketplace Rule 4310(c)(4) requires that we maintain a $1.00 bid price. Pursuant to NASDAQ rules we were granted a grace period, which expired on October 6, 2008. On October 7, 2008, we received an additional NASDAQ Staff Determination letter advising us that because we had failed to regain compliance under the $1.00 bid price rule, our shares were to be delisted from the NASDAQ Capital Markets exchange. We filed for an appeal of NASDAQ’s action and were granted a hearing date in November 2008. On October 16, 2008, NASDAQ announced the suspension of Marketplace Rule 4310(c)(4) until January 16, 2009, and advised the Company that it was no longer out of compliance with the Marketplace Rule.

Common Stock and Convertible Note Repurchase Program

On March 25, 2003 the Board of Directors authorized us to repurchase up to $1.0 million of our outstanding common stock at market prices. On September 25, 2008, the Board of Directors authorized the repurchase of up to an additional $6.0 million of the Company’s common stock and outstanding convertible notes due October 2010.  (See Repurchase of Outstanding Notes below.)  Any purchases under SPACEHAB’s security repurchase program may be made from time-to-time, in the open market, through block trades or otherwise in accordance with applicable regulations of the Securities and Exchange Commission. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. Additionally, the timing of such transactions will depend on other corporate strategies and will be at the discretion of the management of the Company.  As of September 30, 2008, we had repurchased 11,660 shares of common stock at a cost of $117,320 under the program, which represents an average cost of $10.06 per share. The Company has made no purchases of common stock under the program in fiscal years 2008 or through the date of this filing.

Repurchase of Outstanding Notes

On October 31, 2008, the Company purchased $1,750,000 principal amount of its outstanding 5.5% convertible notes due October 2010 from Curtiswood Capital LLC. Mr. R. Scott Nieboer, a director of the Company was a beneficial owner of the repurchased securities. The repurchased notes were acquired at an established market price on the day of trade and will be retired by the Company. The Company will recognize a gain of $665,000 on the transaction.

Establish New Subsidiary

On October 21, 2008, the Company formed AirWard Corporation, a wholly owned subsidiary of the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A. — “Risk Factors” included in our 2008 Annual Report Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements.

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

Financial Summary

SPACEHAB’s first quarter operating results for fiscal year 2009 reflected net income of $0.1 million. For the first quarter of fiscal year 2008 we recorded a net loss of $0.9 million.

The following table illustrates financial highlights for the quarters ended September 30, 2008 and September 30, 2007:

	2008	2007	Percent Change
	(in millions except per share amounts)
For the Three Months Ended September 30:
Revenue	6.0	8.6	(30.2)%
Net income (loss)	0.1	(0.9)	111.1%
Diluted EPS	0.00	(0.66)	100.0%
As of September 30:
Cash and Cash Equivalents*	2.5	2.6	(3.8)%
Total Debt	11.6	63.4	(81.7)%
Stockholders Equity (deficit)	35.7	(14.0)	355.0%

*excluding restricted cash

Business Segments

For the first quarter of fiscal year 2009, our Company was comprised of three primary business segments. The following is a brief discussion of each of these segments, including a list of key factors that have affected, and are expected to continue to affect, their respective earnings and cash flows. We also present a brief discussion of our corporate-level expenses along with a summary of our current liquidity position and items that could impact our liquidity position in fiscal year 2009 and beyond.

Astrotech Space Operations, Inc.

Astrotech Space Operations provides all support necessary for its government and commercial customers to successfully process complex communication, Earth observation and deep space satellites in preparation for their launch on a variety of domestic and foreign launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our Astrotech facilities can accommodate five meter class satellites with weights of 11,000 kilograms, encompassing the majority of U.S. based satellite preparation services. During the quarters ended September 30, 2008 and September 30, 2007, Astrotech accounted for 96% and 43%, respectively, of our consolidated revenues.

Revenue for our Astrotech business unit is generated from various fixed-priced contracts with launch service providers in both the commercial and government markets. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing a spacecraft for launch. The earnings and cash flows generated from our Astrotech operations are related to the number of commercial spacecraft launches, which reflects the growth in the satellite-based communications industries; and, the replacement requirements inherent in aging satellites. Other factors that have impacted, and are expected to continue to impact earnings and cash flows for this business include:

•                  Our ability to control our capital expenditures, which are primarily limited to modifications to accommodate payload processing for new launch vehicles, upgrading communications infrastructure, maintenance and safety, environmental and reliability projects, and other costs, through disciplined management and safe, efficient operations;

•                  The continuing limited availability of competing facilities at the major domestic launch sites that can offer compatible services, leading to an increase in government use of our services; and

•                  Our ability to complete customer specified facility modifications within budgeted costs and time commitments.

Astrotech Engineering Services, Inc.

Formerly SPACEHAB Government Services, Astrotech Engineering Services provides large scale program technical support and specialized engineering analysis, products and services, and configuration and data management support to NASA and other government customers. Through the first quarter of fiscal year 2008, Engineering Services derived most of its revenue from NASA’s Program Integration and Control (“PI&C”) contract for the International Space Station. The Company’s role in the PI&C contract was terminated in June of 2008. During the quarters ended September 30, 2008 and September 30, 2007, our Engineering Services business unit accounted for 1% and 15%, respectively, of our consolidated revenues.

Earnings from Engineering Services are dependent upon our ability to continue to win contracts with NASA or other government entities through the competitive bidding process; and, our ability to sustain exemplary performance scores in order to achieve performance bonuses. Other factors that have impacted, and are expected to continue to impact earnings and cash flows for this business include:

•                  The termination of the PI&C contract with the International Space Station program;

•                  Our ability to maintain small business qualification for the Engineering Services business unit under NASA and Department of Defense contracting rules;

•                  Our ability to secure other engineering services contracts with public or private sector entities; and

•                  Our ability to control costs within our budget commitments.

SPACEHAB Orbital Transportation Services, Inc. (“SOTS”)

Historically called SPACEHAB Flight Services, SOTS offered a range of engineering, research, logistics, integration, operations, and ground support services supporting our space shuttle module and pallet assets, and spacecraft owned by other entities. At this time, there are no more scheduled missions to be performed under this business segment as the shuttle space transportation system nears retirement in 2010. During the fiscal year 2008, the Company completed space shuttle mission STS-118, its last contracted module mission, and recognized residual SOTS activity from previous missions. We continue to retain our space shuttle module assets to be available for future opportunities should they arise. During the quarters ended September 30, 2008 and September 30, 2007, our Flight Services business accounted for 0% and 42%, respectively, of our consolidated revenues.

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

Corporate and Other

Significant items impacting future corporate expenses, earnings, and cash flow includes:

•                  Our ability to control sales, general and administrative costs in a period of economic uncertainty and pursuit of new business opportunities.

•                  Interest costs on our variable rate bank financings and interest earnings on our reducing restricted cash balances.

•                  Income taxes and our ability to utilize net operating loss carryforwards to offset future taxes, state income taxes, and the Texas margin tax.

NEW BUSINESS INITIATIVES

Our identified new business initiatives are focused on space-based life sciences, end-to-end space mission assurance services, and commercialization of space-based technologies, which are natural extensions of our 23 years of space industry experience and our core capabilities in these fields. These new business initiatives will require large investments of capital and technical expertise. As of September 30, 2008, we have recorded no revenue from these new business initiatives.

BioSpace Technologies, Inc.

BioSpace Technologies, a natural extension of SPACEHAB’s many years of experience preparing, launching, and operating over 1,500 science payloads in space, the Company is transitioning from supporting government-sponsored basic research into producing commercial products from the microgravity discoveries. This new business initiative involves the use of microgravity platforms, such as the Space Shuttle and the ISS, for the development of space-made products that are to be sold on Earth. BioSpace Technologies has successfully processed vaccine samples in space on Space Shuttle Flights, STS-118, STS-123, and STS-124, which have resulted in preliminary salmonella vaccine production data.

SPACETECH, Inc.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Revenue. Revenue decreased approximately 30% to $6.0 million for the three months ended September 30, 2008 as compared to $8.6 million for the three months ended September 30, 2007.

(in millions)

	Three Months Ended
	September 30,		Dollar	Percent
	2008	2007	Change	Change
Flight Services	$0.0	$3.6	$(3.6)	(100.0)%
Astrotech	5.7	3.7	2.0	54.1%
Engineering Services	0.1	1.3	(1.2)	(92.3)%
Other	0.2	0.0	0.2	100.0%
	$6.0	$8.6	$(2.6)	(30.2)%

Revenue from our SFS business unit decreased by $3.6 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The loss of revenue for this business unit is a result of the loss of shuttle mission work under the CMC with Lockheed Martin in the first quarter of fiscal year 2008.

Revenue from our Astrotech business unit increased by $2.0 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The following summarizes significant items that affected the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007:

•                  Decrease in revenue of $1.2 million at our Florida facility due to one satellite in-house for the period ending September 30, 2008 whereas, for the same period last fiscal year, two satellites were in the facility for most of the period. In addition, the one mission processed was done as part of the guaranteed contract in which revenue is recognized equally over the year.

•                  Increase in revenue of $1.7 million at our VAFB facility due to three missions processed during the three month period ending September 30, 2008, as compared to one mission being processed during the same period last fiscal year.

•                  Astrotech supported two satellite launches at its Sea Launch facility during the period ending September 30, 2008 which resulted in revenue of $1.0 million. In the period ending September 30, 2007, Astrotech did not support a satellite launch at its Sea Launch facility. This is attributed to the January 30, 2007 launch failure experienced by Sea Launch that resulted in the loss of a satellite and damage to their ground support equipment on the floating launch platform.

•                  Revenue earned on the construction of a processing facility in California resulted in an increase of $0.5 million for the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008.

Revenue from our Engineering Services business unit decreased by $1.2 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The following summarizes the significant items that affected the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007:

•                  Decrease in revenue from our subcontract with ARES on the PI&C contract of $1.3 million. This subcontract was terminated in June 2008.

•                  Increase in revenue from our contract with a foreign commercial customer for manufacture of space hardware of $0.1 million.

Cost of Revenue. Cost of revenue for the three months ended September 30, 2008 decreased by 45% to approximately $3.5 million, as compared to $6.4 million for the three months ended September 30, 2007.

(in millions)

	Three Months Ended
	September 30,		Dollar	Percent
	2008	2007	Change	Change
Flight Services	$0.2	$3.0	$(2.8)	(93.3)%
Astrotech	3.0	2.4	0.6	25.0%
Engineering Services	0.1	1.0	(0.9)	(90.0)%
Other	0.2	0.0	0.2	100.0%
	$3.5	$6.4	$(2.9)	(45.3)%

Cost of revenue for our SFS business unit decreased $2.8 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Subsequent to the completion of the CMC contract with Lockheed Martin, a significant reduction in the workforce and other cost reducing measures were taken to reduce cost:

The increase in cost of revenue of $0.6 million in our Astrotech business unit for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 is primarily due to increased mission specific activities at our VAFB and Florida facilities.

Cost of revenue from our Engineering Services business unit decreased by $0.9 million for the quarter ended September 30, 2008 as compared to the same quarter ended September 30, 2007. The following summarizes the significant items that affected the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007:

•                  Decrease in cost of revenue from our subcontract with ARES on the PI&C contract of $0.9 million. The termination of the subcontract in June 2008 resulted in a significantly reduced workforce reflected in this lower cost of revenue.

Operating Expenses. Operating expenses increased to $2.3 million for the three months ended September 30, 2008 as compared to approximately $2.1 million for the three months ended September 30, 2007. The following summarizes the significant differences between the three months ended September 30, 2008 and the three months ended September 30, 2007:

•                  Increase in director fees by $0.1 million.

•                  Research and development costs increased by approximately $0.3 million. This increase is due to continued efforts on the Micro Electro Mechanical System program as well as a large investment in the new business initiative BioSpace Technologies.

•                  Travel expenses decreased $0.1 million from fiscal year 2007 first quarter.

Interest Expense. Interest expense was approximately $0.2 million for the three months ended September 30, 2008 as compared to approximately $1.1 million for the three months ended September 30, 2007. Significant items affecting the differences in interest expense for the three months ended September 30, 2008, as compared to the three months ending September 30, 2007, are discussed below:

•                  Senior Convertible Notes principal amount of $46.1 million were converted into common stock in October 2007 which reduced interest expense by $0.7 million.

•                  Junior Convertible Notes principal amount of $7.4 million were converted into common stock in October 2007 which reduced interest expense by $0.2 million.

•                  Junior Convertible Notes principal amount of $2.9 million were redeemed for cash at maturing in October 2007, reducing interest expense by $0.1 million.

•                  For the three months ended September 30, 2008, we recognized interest expense of $0.1 million on our bank term loan and outstanding balance on our revolving line of credit.

Interest and Other Income. Interest income is earned on our restricted money market and other restricted deposit accounts. Interest and other income was approximately $0.1 million and $0.2 million for the three months ended September 30, 2008 and 2007, respectively.

Income Taxes. Based on our projected effective tax rate for fiscal year 2008 and 2007, we recorded no tax expense for the three month period ending September 30, 2008 and September 30, 2007.

Net Income (Loss). Net loss for the three months ended September 30, 2007 was approximately $0.9 million or $0.66 per share as compared to net income of approximately $55,000 or $0.00 per share for the three months ended September 30, 2008.

Liquidity and Capital Resources

Currently our primary sources of liquidity are cash flow from operations and funds available under our revolving line of credit. The principal uses of cash flow that affect our liquidity position include both operational expenditures and debt service payments. Management is focused on increasing cash flow and on managing cash effectively through limiting cash investments in long-term assets.

Cash Flows From Operating Activities. Cash used by operations for the three months ended September 30, 2008 and 2007 was $0.9 million and $7.0 million, respectively. The significant items affecting the differences in cash flows from operating activities for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 are discussed below:

•                  Net income for the three months ended September 30, 2008 was $0.1 million as compared to a net loss for the three months ended September 30, 2007 of $0.9 million.

•                  Depreciation and amortization for the three months ended September 30, 2008 was $0.6 million as compared to $1.1 million for the three months period ended September 30, 2007.

•                  For the three months ended September 30, 2008, changes in assets used $2.7 million of cash from operations compared to providing $0.9 million of cash from operations in the three months ended September 30, 2007 primarily due to an increase in accounts receivable of $2.8 million compared to a reduction of accounts receivable of $1.6 million in the three months ended September 30, 2007.

•                  For the three months ended September 30, 2008, cash flows from operating activities included an increase in restricted cash of $2.2 million compared to an increase in restricted cash of $8.3 million in the three months ended September 30, 2007, due to the timing of milestone payments from our customer.

•                  Deferred revenue increased $2.1 million in the three months ended September 30, 2008.

•                  Accounts payable used cash from operations of $0.5 million in the three months ended September 30, 2008, compared to using cash from operations of $1.6 million in the three months ended September 30, 2007.

•                  Advances from construction contracts increased $1.7 million for the three months ended September 30, 2008, compared to $7.5 million for the three months ended September 30, 2007, relevant to contract milestones and advances from our customer.

•                  Customer deposits were reduced by $3.1 million and accrued subcontracting services were reduced by $2.4 million in the three months ended September 30, 2007. The customer deposit was an advance on an insurance payment and accrued subcontracting service related to services on the Company’s last shuttle mission.

Cash Flows From Investing Activities. For the three months ended September 30, 2008 and 2007, cash flows used in investing activities were $0.1 million and $0.2 million, respectively. The significant items affecting the differences in cash flows from investing activities for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 are discussed below:

•                  There were purchases of property and equipment of $0.1 million for the three months ended September 30, 2008 as compared to $0.2 million for the three months ended September 30, 2007. This difference was primarily due to ongoing capital improvements of our Astrotech facilities in Florida and California.

Cash Flows From Financing Activities. For the three months ended September 30, 2008 and 2007, cash flows provided by financing activities were $0.9 million and $0, respectively. The significant items affecting the differences in cash flows from financing activities for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 are discussed below:

•                  For the three months ended September 30, 2008, we borrowed $1.0 million from our revolving credit facility and paid $0.1 million as principal payments on the term note facility.

On March 25, 2003 the Board of Directors authorized us to repurchase up to $1.0 million of our outstanding common stock at market prices. On September 25, 2008, the Board of Directors authorized the repurchase of up to an additional $6.0 million of our outstanding common stock or our outstanding 5.5% convertible notes at market prices. Any purchases under our stock repurchase program may be made from time to time, in the open market, through block trades or otherwise in accordance with applicable regulations of the SEC. As of September 30, 2008, we had repurchased 11,660 shares at a cost of $117,320 under the program, which represents an average cost of $10.06 per share. We will continue to evaluate the stock repurchase program and the funds authorized for the program. This stock repurchase program remains available for purchases of our stock or our 5.5% convertible notes.

Liquidity

Management continues to focus its efforts on improving overall liquidity through identifying new business opportunities within the areas of our core competencies, reducing operating expenses, and limiting cash commitments for future capital investments and new asset development. Additionally, management continues to evaluate operating expenses in an effort to reduce or eliminate costs not required to effectively operate the Company.

As of September 30, 2008 we had cash and restricted cash on hand of $13.1 million and our working capital was $2.2 million. Restricted cash, which consists of advance payments on a government contract to modify certain spacecraft processing facilities, totaled $10.6 million at September 30, 2008. We carry a current liability of $6.6 million for obligations under this construction contract. For the three months ended September 30, 2008 we generated $1.3 million from operating activities.

In February 2008 (see Note 6), we consummated a financing facility with a commercial bank. This facility provides for a three year $4.0 million term loan, payable in monthly installments of principal in the amount of $22,222 plus interest and a $2.0 million revolving credit facility. The term loan is secured by the assets of our Astrotech subsidiary and the one-year revolving credit facility is secured by Astrotech’s accounts receivable. As of September 30, 2008 we have a balance of $1.0 million outstanding under the revolving credit facility and $3.7 million outstanding on the term note.

Construction Contract Contingency

In August 2007 we entered into a $14.0 million modification to our existing Vandenberg construction contract, which increased the contract to a total of $34.2 million. The modification requires us to complete the construction on the redesigned facility by September 30, 2009. The modification contains penalties if we do not meet the contracted completion date. As a result we have a contingency of up to $3.0 million in penalties.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure made regarding market risk in our Annual Report on Form 10-K for the year ended June 30, 2008.

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

ITEM 1A.  RISK FACTORS

There have been no material changes in the Risk Factors disclosed in Item 1A in our Annual Report on Form 10-K for the year ended June 30, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2008 we did not issue any unregistered securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the three months ended September 30, 2008 we did not have any defaults upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended September 30, 2008 we did not have any submissions of matters to a vote of security holders.

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

SPACEHAB, INCORPORATED

Date: November 14, 2008	/s/ Thomas B. Pickens, III
Thomas B. Pickens, III
Chief Executive Officer

/s/ Brian K. Harrington
Brian K. Harrington
Senior Vice President and
Chief Financial Officer