Form 10-K/A
period 2008-06-30
SPACEHAB INC \WA\
filed 2008-12-02
CIK 1001907

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

907 Gemini Street

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

YES ☐ NO ☒

The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of such stock on the NASDAQ National Market on such date of $1.56 was approximately $21,149,330 as of December 31, 2007.

As of October 31, 2008, 16,392,718 shares of the registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Information called for in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive Proxy Statement to be filed within 120 days after the end of the registrant’s fiscal year in connection with the registrant’s annual meeting of shareholders.

EXPLANATORY NOTE

SPACEHAB, Incorporated, referred to herein as the “Company”, is amending its Fiscal Year 2008 Form 10-K to add information required in PART III. The required PART III information was intended to be included in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders and was so referenced in Form 10-K. We have not yet filed our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

A Board of seven directors was elected at the 2007 Annual Meeting. The Company’s Articles of Incorporation authorize the Board of Directors from time to time to determine the number of its members. Vacancies in unexpired terms and any additional director positions created by Board action may be filled by action of the existing Board of Directors at that time, and any director who is appointed in this fashion will serve until the next Annual Meeting of Shareholders or until a successor is duly elected and qualified.

The following table shows information as of October 31, 2008 regarding members of the Company’s Board of Directors:

Current Directors	Principal Occupation	Age as of October 30, 2008	Director Since

Mark Adams*	Founder, President and CEO, Advocate MD Financial Group, Inc.	47	2007

General (Ret.) Lance W. Lord	Chief Executive Officer, Astrotech Space Operations; CEO, Lance Lord and Associates, LLC	62	2008

R. Scott Nieboer*	Manager, Trace Management, LLC; Chief Manager, Curtiswood Capital	47	2008

John A. Oliva*	Managing Principal, Capital City Advisors, Inc.	53	2008

Thomas B. Pickens, III	Chairman and Chief Executive Officer of SPACEHAB, Inc.	51	2004

William F. Readdy*	Founder, Discovery Partners, International LLC	57	2008

Barry A. Williamson*	Attorney; Executive Board Member of Austin Smiles	51	2004

* Indicates an “independent director”

Current Directors

Mark Adams

Mr. Adams founded Advocate, MD Financial Group, Inc., a leading Texas-based medical liability insurance holding company, in July 2003. Since July 2003, Mr. Adams has served as its Chairman, President, and Chief Executive Officer. He is also a founding partner in several other companies including the Endowment Development Group, a Houston-based life insurance company specializing in placing large multimillion dollar life insurance policies throughout the U.S. market. Mr. Adams founded Murphy Adams Restaurant Group in 2007. He owns and operates Mama Fu’s Asian House restaurants throughout the southeast United States. In 2008, Mr. Adams founded Small Business United, LLC, a cutting edge health insurance company for small businesses. Mr. Adams is the winner of the 2008 Prestigious Ernst and Young Entrepreneur of the Year Award for Central Texas. After his career with global public companies such as Xerox and Johnson & Johnson (1985-1988), beginning in 1988, Mr. Adams then spent the next 12 years at Bostik Adhesives where he served in senior management, sales and strategic business roles for their worldwide markets in North America, Latin America, Asia, and Europe. In 1997, Mr. Adams then served as Global Sales Director for Bostik and General Manager of Nitta-Findley Company based in Osaka, Japan and later joined Ward Adhesives, Inc. as a minority owner, General Manager, and Vice President of Sales and Marketing.

Thomas B. Pickens, III

Mr. Pickens was named SPACEHAB’s Chief Executive Officer in January 2007 and Chairman in February 2008. In 1985, Mr. Pickens founded T.B. Pickens & Co., a company that provides consulting services to corporations, public institutions, and start-up organizations, as well as the Managing Partner and Founder of Tactic Advisors, Inc., a company specializing in corporate turnarounds on behalf of creditors and investors that have aggregated to over $20 billion in value. Since 1985, Mr. Pickens has served as President of T.B. Pickens & Co. From 1991 to 2002, Mr. Pickens was the Founder and Chairman of U.S. Utilities, Inc., a company which operated 114 water and sewer utilities on behalf of various companies affiliated with Mr. Pickens. From 1995 to 1999, Mr. Pickens directed over 20 direct investments in various venture capital investments and was Founder and Chairman of the Code Corporation. From 1988 to 1993, Mr. Pickens was the Chairman of Catalyst Energy Corporation and was Chairman of United Thermal Corporation (NYSE). Mr. Pickens was also the President of Golden Bear Corporation, Slate Creek Corporation, Eury Dam Corporation, Century Power Corporation, and Vidilia Hydroelectric Corporation. From 1982 to 1988, Mr. Pickens founded Beta Computer Systems, Inc., and Sumpter Partners, and was the General Partner of Grace Pickens Acquisition L.P.

General (Ret.) Lance W. Lord

Lance W. Lord, former Commander, Air Force Space Command, Peterson Air Force Base, Colorado, served in the Air Force from 1969 until his retirement in April 2006. He was responsible for the development, acquisition and operation of the Air Force’s space and missile systems. The general oversaw a global network of satellite command and control, communications, missile warning and launch facilities, and ensured the combat readiness of America’s intercontinental ballistic missile force. He led more than 39,700 space professionals who provide combat forces and capabilities to North American Aerospace Defense Command and U.S. Strategic Command. Since his retirement in April 2006, Mr. Lord has been a defense policy and strategic planning consultant through his company, Lance Lord and Associates, LLC. Mr. Lord also serves as a director on the board of Carrier Access Corporation, Sutter Construction Company, Compudyne Corporation, and is on the board of trustees of Memorial Hospital in Colorado Springs, Colorado. Mr. Lord has been the Chief Executive Officer of the Company’s Astrotech subsidiary since June 2008.

Among several major awards and decorations, Mr. Lord is the recipient of the Distinguished Service Medal with oak leaf cluster, the Legion of Merit with two oak leaf clusters, the Defense Meritorious Service Medal, Air Force Commendation Medal with oak leaf cluster, the National Defense Service Medal with two bronze stars, and the Humanitarian Service Medal. He was also the recipient of the Secretary of the Air Force Leadership Award, the Space Champion Award and the Order of the Sword, Air Force Space Command.

R. Scott Nieboer

Since 2002, Mr. Nieboer has been a Manager of Trace Management, LLC, which manages Trace Partners, LP, an investment partnership.

From 2004 to 2007, Mr. Nieboer served on the Board of Directors of American Ironhorse Motorcycle Company serving as the Audit Committee Chair and on the Governance Committee. Mr. Nieboer has been the Chief Executive Officer for 5th Market, Inc., which specializes in electronic trading systems for institutional investors, from 1998 to present.

Mr. Nieboer held the position of trader of convertible securities and U.S. equities for ten years, from 1988 to 1998, at J.C. Bradford & Co., an investment-banking firm located in Nashville, Tennessee. He also held the title of Partner and was manager of the firm’s proprietary arbitrage trading operations during most of that time. Prior to J.C. Brandford & Co., Mr. Nieboer worked for two years for Merrill Lynch & Co., in New York in the Mortgage Backed Securities and Asset Backed Securities departments.

John A. Oliva

John A. Oliva has 26 years of experience in the private equity, investment banking, capital markets, branch management, and asset management sectors. Since 2002, Mr. Oliva has been the Managing Principal of Capital City Advisors Inc. (CCA), a NASD/FINRA registered broker/dealer and independent investment banking and advisory firm. Since 2002, CCA has provided financial advisory services, including mergers/acquisitions and raising expansion capital to select mid-tier companies. Mr. Oliva also co-manages the Indo-American Growth Fund, a private equity fund specializing in private Indian companies, a position he has held since 2007.

Mr. Oliva has eight NASD/FINRA licenses including the Managing Principal and Financial Principal licenses. Prior to joining CCA, he worked for Morgan Stanley & Co and served as an advisor to their Private Wealth Management group, developing, reviewing and implementing solutions for investment banking clients, and was a group manager. Mr. Oliva was nationally recognized for achievements while at Morgan Stanley & Co and Shearson/Lehman

Brothers in the asset management and investment banking sector. He performed similar key roles at Interstate/Johnson Lane and The Robinson Humphrey Company. Mr. Oliva also worked on the floor of the New York Stock Exchange.

William F. Readdy

From 1974 to 2005, William F. Readdy served the United States as a naval aviator, pilot astronaut, military officer, and civil service executive. In 2005, Mr. Readdy established Discovery Partners, International LLC, a consulting firm to provide strategic planning, risk management, safety and emerging technology solutions to aerospace and high-tech industries.

He served as a test pilot and instructor between carrier deployments to the North Atlantic, Caribbean and Mediterranean in the late 1970s and early 1980s. Mr. Readdy joined the National Aeronautics and Space Administration (NASA) in 1986 and in 1987 became a member of the astronaut corps, but continued his military service in the Naval Reserve, attaining the rank of captain before retiring in 2000.

Mr. Readdy logged more than 672 hours in space on three shuttle missions. He commanded his third flight, docking space shuttle Atlantis at the Russian space station Mir in 1996 and oversaw the first exchange of American astronaut researchers living aboard the Russian outpost.

In 2001, Mr. Readdy was appointed as NASA’s associate administrator for space operations and moved to Washington D.C. Following the loss of space shuttle Columbia in February 2003, Mr. Readdy chaired NASA’s Space Flight Leadership Council, and oversaw the agency’s recovery from the accident and the shuttle’s successful return to flight in July 2005.

Mr. Readdy was honored as a Meritorious Rank Executive by President Bush in 2003 and in 2005 was awarded NASA’s highest honor, the Distinguished Service Medal for the second time.  He has also been the recipient of NASA’s Outstanding Leadership Medal three times and the Exceptional Service Medal twice.  In addition he is the recipient of numerous national and international aviation and space awards, and has been recognized for his contributions to aerospace safety.

Barry A. Williamson

Mr. Williamson served as SPACEHAB’s Chairman of the Board from 2006 to 2008, and has been a member of the Board since 2004. Mr. Williamson has been a practicing attorney since 1999. Since 2005, Mr. Williamson has also been a director of Wilson Holdings, Inc. Mr. Williamson is an Executive Board Member and past Chairman of the Board of Austin Smiles, a not-for-profit organization that provides reconstructive plastic surgery for children with complex birth defects. During 2008, Mr. Williamson also served as CEO and a director of Opal Energy Corp. (OPA.V). In 1988, he worked for the Reagan administration as the principal advisor to the U.S. Secretary of Energy in the formulation of a national energy policy. During the administration of former President George H.W. Bush, Mr. Williamson served as Director of the Minerals Management Service for the U.S. Department of Interior. In 1992, Mr. Williamson was elected to the Texas Railroad Commission and served as Chairman from 1994 to 1995. Mr. Williamson advised the Board of Directors that he will not stand for re-election at SPACEHAB’s 2008 Annual Meeting of Shareholders.

Executive Officers and Key Employees of the Company who are Not Directors

Set forth below is a summary of the background and business experience of the executive officers of the Company who are not nominees of the Board of Directors:

Name	Position(s)	Age	With Company Since

Brian K. Harrington	Chief Financial Officer, Secretary and Treasurer	62	2004

James D. Royston	President	44	2000

The executive officers and key employees named below will serve in such capacities until the next annual meeting of the Company’s Board of Directors, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification, or removal from office.

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

Operations of the Board of Directors

Director Nomination Process

SPACEHAB’s director nominees are approved by the Board after considering the recommendation of the Corporate Governance and Nominating Committee.

A Board of seven directors will be elected at the Annual Meeting. The Company’s Articles of Incorporation provide that, with respect to any vacancies or newly created directorships, the Board will nominate such individuals as may be specified by a majority vote of the then sitting directors.

Regarding nominations for directors, the Corporate Governance and Nominating Committee identifies nominees in various ways. The Corporate Governance and Nominating Committee considers the current directors that have expressed interest in, and that continue to satisfy, the criteria for serving on the Board as established by the Corporate Governance and Nominating Committee. Other nominees may be proposed by current directors, members of management, or by shareholders. From time to time, the Corporate Governance and Nominating Committee may engage a professional firm to identify and evaluate potential director nominees, but has not paid any of such fees to date. The Corporate Governance and Nominating Committee considers the Board at a strategic level looking for industry and professional experience that complements the Company’s goals and direction. The Corporate Governance and Nominating Committee has established certain criteria it considers as guidelines in considering nominations for the Board of Directors. The criteria include:

•                  the candidate’s independence;

•                  the candidate’s depth of business experience;

•                  the candidate’s availability to serve;

•                  the candidate’s integrity and personal and professional ethics;

•                  the balance of the business experience on the Board as a whole; and

•                  the need for specific expertise on the Board.

The criteria are not exhaustive and the Corporate Governance and Nominating Committee and the Board of Directors may consider other qualifications and attributes which they believe are appropriate in evaluating the ability of an individual to serve as a member of the Board of Directors. The Corporate Governance and Nominating Committee’s goal is to assemble a Board of Directors that brings to the Company a variety of perspectives and skills derived from high quality business and professional experience. In order to ensure that the Board consists of members with a variety of perspectives and skills, the Corporate Governance and Nominating Committee has not set any minimum qualifications and also considers candidates with appropriate non-business backgrounds. Other than ensuring that at least one member of the Board is a financial expert and a majority of the Board members meet all applicable independence requirements, the Corporate Governance and Nominating Committee does not have any specific skills that it believes are necessary for any individual director to possess. Instead, the Corporate Governance and Nominating Committee evaluates potential nominees based on the contribution such nominee’s background and skills could have upon the overall functioning of the Board.

Committees of the Board of Directors

During fiscal year 2008, the Board of Directors had three standing committees:  an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee.  Each committee currently consists of three persons and each member of the Audit, Compensation and Corporate Governance and Nominating Committees are required at the minimum to meet the “independence” requirements of the Nasdaq Capital Market’s Marketplace Rules.

Each of the Board committees has adopted a charter that governs its authority, responsibilities and operation.  The Company periodically reviews, both internally and with the Board, the provisions of the Sarbanes-Oxley Act of 2002, and the rules of the SEC and NASDAQ regarding corporate governance policies, processes and listing standards.  In conformity with the requirement of such rules and listing standards, we have adopted a written Audit Committee Charter, a Compensation Committee Charter, and a Corporate Governance and Nominating Committee Charter.  The Audit Committee Charter, as well as the charters of the Compensation Committee, and the Corporate Governance and Nominating Committee may all be found on the Company’s web site at www.spacehab.com under “Investor Info” or by writing to SPACEHAB, Incorporated, 907 Gemini Street, Houston, Texas 77058, Attention “Investor Relations” and requesting copies.

The Board of Directors has determined each of the following directors to be an “independent director” as such term is defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules:  Mark Adams; R. Scott Nieboer; John A. Oliva; William F. Readdy; and Barry A. Williamson.  The Board of Directors has also determined that each member of the Audit Committee and the Compensation Committee, and a majority of the members of the Corporate Governance and Nominating Committee during the past fiscal year met the independence requirements applicable to those Committees prescribed by NASDAQ and SEC rules.

The Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee was created by the Board of Directors on February 17, 2004. The Corporate Governance and Nominating Committee’s charter was adopted by the Committee and approved by the Board on May 13, 2004. The charter is available in the “Investor Info” section of the Company’s web site at www.spacehab.com.  The primary purpose of the Corporate Governance and Nominating Committee is to provide oversight on the broad range of issues surrounding the composition and operation of the Board of Directors, including identifying individuals qualified to become Board members and recommending to the Board director nominees for the next Annual Meeting of Shareholders. The majority of the directors who are members of the Corporate Governance and Nominating Committee are independent directors that meet the requirements of NASDAQ and SEC rules. As of the end of fiscal year 2008 the Corporate Governance and Nominating Committee consisted of Mr. Mark Adams (Chairman), General (Ret.) Lance W. Lord, and Mr. Barry A. Williamson. During fiscal year 2008, the Corporate Governance and Nominating Committee met one time.

The Audit Committee

 The Audit Committee is composed solely of independent directors that meet the requirements of NASDAQ and SEC rules and operates under a written charter adopted by the Audit Committee and approved by the Board of Directors on May 13, 2004. The charter is available on the Company’s web site which is www.spacehab.com. The Audit Committee is responsible for appointing and compensating a firm of independent registered public accountants to audit the Company’s financial statements, as well as oversight of the performance and review of the scope of the audit performed by the Company’s independent registered public accountants. The Audit Committee also reviews audit plans and procedures, changes in accounting policies, and the use of the independent registered public accountants for non-audit services. As of the end of fiscal year 2008, the Audit Committee consisted of Mr. Oliva (Chairman), Mr. Adams, and Mr. Nieboer. During fiscal year 2008, the Audit Committee met four times.  The Board of Directors has determined that John A. Oliva met the qualification guidelines as an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.

The Compensation Committee

The Compensation Committee is composed solely of independent directors that meet the requirements of NASDAQ and SEC rules and operates under a written charter adopted by the Compensation Committee and approved by the Board of Directors on May 13, 2004, and amended on May 12, 2005. The charter is available on the Company’s web site which is www.spacehab.com. The Compensation Committee is responsible for determining the compensation and benefits of the Chief Executive Officer and all executive officers of the Company and establishing general policies relating to compensation and benefits of employees of the Company. The Compensation Committee also administers the Company’s 2008 Stock Incentive Plan, the 1994 Stock Incentive Plan, the 1995 Directors’ Stock Option Plan, and the Employee Stock Purchase Plan in accordance with the terms and conditions set forth in those plans. As of the end of fiscal year 2008 the Compensation Committee consisted of Mr. Adams (Chairman), Mr. Readdy, and Mr. Oliva. During fiscal year 2008, the Compensation Committee met four times.

Code of Ethics and Business Conduct

The Company’s Code of Ethics and Business Conduct applies to all directors, officers, and employees of SPACEHAB. The key principles of this code include acting legally and ethically, speaking up, getting advice, and dealing fairly with the Company’s Shareholders. The Code of Ethics and Business Conduct is available on the Company’s web site at www.spacehab.com and is available to the Company’s Shareholders upon request. The Code of Ethics and Business Conduct meets the requirements for a “Code of Conduct” under the National Association of Securities Dealers, Inc. (“NASD”) rules and the SEC rules for financial officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership with the SEC. Such directors, executive officers, and greater than 10% Shareholders are required by SEC regulation to furnish to the Company copies of all Section 16(a) forms they file. Due dates for the reports are specified by those laws, and the Company is required to disclose in this document any failure in the past fiscal year to file by the required dates. Based solely on written representations of the Company’s directors and executive officers and on copies of the reports that they have filed with the SEC, the Company’s belief is that all of SPACEHAB’s directors and executive officers complied with all filing requirements applicable to them with respect to transactions in the Company’s equity securities during fiscal year 2008.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Overview

SPACEHAB provides a range of products and services that focus on the needs of industry, governments and academia requiring access to, and utilization of the unique environment of space.  We own and operate spacecraft pre-launch facilities and provide supporting services at three domestic launch sites.  We are a developer and operator of space flight hardware assets, a provider of manned and unmanned payload processing services, and an innovator in space commerce and developing space utilization applications. In anticipation of the planned 2010 space shuttle retirement, we began developing new products and services within our strategic focus on the commercial exploitations of space.

Achieving our Company’s aspirations requires a highly skilled and highly motivated employee team. Thus, our compensation system is designed to be highly competitive with those of other companies that compete for highly skilled technical employees and executives. Our performance-based compensation system is intended to include incentives for innovation and entrepreneurial spirit.

Guiding Principles

The Compensation Committee strives to achieve our strategic objectives by designing our compensation program to offer competitive base compensation to attract and retain experienced and highly qualified executives while offering incentives to foster the innovation and entrepreneurial spirit necessary for executing our business strategy and rewards for successful achievement of performance goals. In designing our executive compensation program, we are guided by five principles:

•                  Establish target compensation levels that are competitive within the industries and the markets in which we compete for executive talent;

•                  Structure executive compensation so that our executives share in SPACEHAB’s successes and failures by correlating compensation with target levels based upon business performance;

•                  Link pay to performance by making a percentage of total executive compensation variable, or “at risk”, through an annual determination of performance-based incentive compensation;

•                  Align a portion of executive pay with shareholder interests through equity awards; and

•                  Maintain a company-wide entrepreneurial atmosphere by eliminating special “executive only” benefits or prerequisites.

Operation of the Compensation Committee

The Compensation Committee of the Board of Directors administers our executive compensation program. The Committee establishes and monitors the Company’s overall compensation strategy to ensure that executive compensation supports the Company’s business objectives. In carrying out its responsibilities, the Compensation Committee reviews and determines the compensation (including salary, short-term incentives, long-term incentives and other benefits) of the Company’s Chief Executive Officer (“CEO”) and certain named executive officers (“NEOs”).

For a more complete discussion of the responsibilities of the Compensation Committee, see the Operations of the Board of Directors – The Compensation Committee on page 8, and the charter for the Compensation Committee posted on our web site at www.spacehab.com.

The Compensation Program

The key components of our current compensation program for SPACEHAB executive officers are:

•                  Base salary;

•                  Short-term (annual) cash incentives;

•                  Long-term performance-based and other equity awards; and

•                  Other benefits.

To remain competitive, the Committee periodically benchmarks our executive compensation program to determine how well actual compensation targets and levels compare to our overall philosophy and target markets. The primary focus of the benchmarking process is on public companies in the aerospace, defense and government contractor industries of similar or otherwise comparable size and complexity. Our benchmarking peer group consists of SpaceDev, Inc.; Integral Systems, Inc.; Axsys Technologies; Ceradyne Inc.; First Aviation Services; Herley Industries, Inc.; Allied Defense Group; Sypris Solutions, Inc.; and Orbital Sciences Corporation. This benchmarking considers information from proxy data for the peer group’s CEO and NEOs and was last updated and presented to the Compensation Committee at its September 6, 2006 meeting. Given our size and recent changes in our business and revenue mix, the actual companies used in the benchmarking process may vary from year to year, but generally the comparisons consider practices of other comparable companies with revenues that generally, for Fiscal Year 2008, range from $10 million to $700 million.

The Compensation Committee retained an outside consultant, Strategic Compensation Research Associates (“SCRA”), to assist the Committee and to insure that the total compensation, not just base salaries, paid to its executive officers are fair and equitable and are determined in accordance with the Guiding Principles discussed above. The Board of Directors, with the advice of the Compensation Committee and its compensation consultant, met on March 22, 2007 to approve the base salary for Mr. Pickens who assumed the role of CEO on January 1, 2007. The Compensation Committee met on October 15, 2007, December 1, 2007, January 30, 2007 and February 14, 2008 to consider further recommendations of the compensation consultant, grant equity incentive awards to certain officers and employees of the Company and to consider other compensation matters.  The Board of Directors met on September 18, 2007, and May 22, 2008 to approve the appointment of other NEOs and to approve base salaries upon those appointments.

Executive Compensation through the Company’s Restructuring and Transition Period

In January, 2007, the Board of Directors of the Company initiated a comprehensive restructuring and transition program to wind down the Company’s remaining committed space shuttle module missions, reassess the Company’s capital structure and reduce Company overhead through a transition period.  During this restructuring and transition period the Company’s CEO and certain other NEOs did not have employment agreements and the Compensation Committee suspended its annual stock option grant program and short term cash incentive plan.  The Board of Directors recognized that the period of restructuring and transition was essentially completed as of the end of fiscal year 2008.  In recognition of the efforts of the Company’s CEO, NEOs and certain directors, the Compensation Committee, with the concurrence of the Committee of Independent Directors of the Board of Directors, granted specific equity and cash awards on July 18, 2008.

Other Considerations in Determining Executive Compensation

We believe that our Executive Compensation Program, exclusive of the period of restructuring and transition discussed above, provides consistency and predictability among our senior management that focuses and compensates them on the overall goals of the Company. Each element of our Executive Compensation Program is structured towards specific objectives and accordingly, individual awards are not influenced by gains realized in prior years or awards in other components of Executive Compensation. In accordance with this philosophy, incentive objectives, once determined, are not adjusted for individual executives and stock options once granted, are not repriced except pursuant to the terms of the plan. Unique individual situations, when deemed appropriate by the Compensation Committee, are considered through terms of employment agreements, bonus payments other than bonus pursuant to the Short Term Cash Incentive Plan or individual grants of stock options.

Role of the Compensation Committee and CEO in Determining Executive Compensation

For fiscal year 2008, the Compensation Committee, at the initiative of our CEO, Mr. Pickens, held Base Salaries for our CEO and NEOs unchanged except for new appointments, recognizing the objectives of the Board of Directors for restructuring and transitioning the Company. In July 2007, our CEO, Mr. Pickens provided to the Compensation Committee his recommendations with respect to potential compensation for the NEOs who report to him. Mr. Pickens’ recommendations recognized the successful completion of the period of restructuring and transition.  The Compensation Committee reviewed and gave considerable weight to these recommendations because of Mr. Pickens’ direct knowledge of the other executives’ performance and contributions. The Compensation Committee ultimately used its collective judgment along with the advice of its compensation consultant to determine the base salaries, grants of restricted and unrestricted stock, and the size of each stock option grant, in each case for the NEOs. Mr. Pickens, who became our CEO in January 2007 was awarded his compensation based on the collective judgment of the Compensation Committee and upon the advice and consultation of SCRA, the Compensation Committee retained compensation consultant. Mr. Pickens was not present during any discussion or determination of his compensation by the Compensation Committee.

Base Salary

Base salary is designed to compensate our NEOs in part for their roles and responsibilities, and also to provide a stable and fixed level of compensation that serves as a retention tool throughout the executive’s career. As of October 30, 2008, the Company has employment agreements with its CEO and all of its NEOs that provide for a minimum base salary. These initial base salaries were set considering each executive’s roles and responsibilities at the time he or she joined the Company or the agreements were later negotiated, considering the skills and future potential of the NEO with the Company, along with salary levels for similar positions in our target market. Typically, the Compensation Committee reviews the base salaries of each NEO annually. Adjustments are made based on individual performance, changes in roles and responsibilities, and external market data for similar positions. Salaries are targeted at approximately the 50th percentile for similar positions within our market, based on the Compensation Committee’s ongoing review of the benchmarking results.

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

Short-term Cash Incentives

We provide annual incentive awards under our Key Employee Incentive Bonus Plan (the “Bonus Plan”) usually in cash. These short-term cash incentives are designed to reward the achievement of specific, pre-set financial results measured over the fiscal year in which that compensation is earned. Generally, we compute the Bonus Plan after the end of each fiscal year and make the cash awards during the first quarter of the next fiscal year. The Bonus Plan encompasses all employees of the Company based upon maximum award levels stated as a percentage of base salary (“Payout Percentage”). The maximum award levels are set within our salary-grade structure for each salary grade ranging from 5% for all employees below our “Director Level” (the salary-grade level just below Vice President) and range from 25% for Director Level to 50% for Chief Executive Officer.

The Company suspended its Bonus Plan during the restructuring and transition period that extended through fiscal year 2008.  For fiscal year 2009, the Compensation Committee has reinstated the Bonus Plan encompassing three equally weighted “Bonus Elements”, each based upon specific “Bonus Objectives” set by the Compensation Committee at the beginning of the fiscal year. The sum of the Payout Percentage for each of the Bonus Elements, then is applied to the award levels, discussed in the preceding paragraph, for each employee to determine the Bonus Award. For fiscal year 2007, the Compensation Committee had established the following three Bonus Elements:

•                  Individual Performance – A Payout Percentage of up to 33% is based upon the officer or employee’s performance of his job responsibilities and achievement of individual goals as determined by his supervisor or, in the case of NEOs the Compensation Committee, through the annual performance review process.

•                  Business Unit Performance – A Payout Percentage of  up to 33% is to be awarded based upon financial performance of the officer or employee’s Business Unit or Staff Department based upon business unit net income, or staff department net expense, relative to the approved budget for the fiscal year.

•                  Corporate Performance – A Payout Percentage of  up to 33% is to be awarded based upon financial performance of the Company, as measured equally by consolidated revenue compared to fiscal year 2009 budgeted revenue, net income compared to fiscal year 2009 budgeted net income; and fiscal year end 2009 backlog as compared to backlog at the beginning of the fiscal year.

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

Long-term Non-cash Incentive Awards

Our long-term incentive awards are used to link Company performance and increases in shareholder value to the total compensation for our NEOs. These awards are also key components of our ability to attract and retain our NEOs. The annualized value of the awards to our NEOs is intended to be a significant component of the overall compensation package. On average, and assuming performance is on target, these awards are targeted to represent up to 40% of the total compensation package, consistent with our emphasis on linking executive pay to Shareholder value.

Our Shareholder-approved incentive plans allow for the granting of stock options based upon SPACEHAB’s stock prices in the public markets. Stock options are granted with an exercise price not less than the market price of our common stock on the grant date. Options generally vest over a period of four years with 25% becoming exercisable on each anniversary of the grant date as long as the recipient is still employed by the Company on the date of vesting, and generally expire after ten years. Stock options only have value if the Company’s stock price appreciates after the options are granted

Although the Company did not make awards of stock options under its Key Employee Equity Award Plan during fiscal year 2008, stock options are generally granted annually at about the same time as awards of the Key Employee Incentive Bonus Plan. Awards are generally made to all employees, including NEOs, at the Director Level or higher. The target awards are set for NEOs and other employees of the Company based upon salary-grade levels within our compensation system and range from 10,000 shares for Director Level to 41,000 shares for the Chief Executive Officer. The Company’s NEOs, other than the Chief Executive Officer receive 30,000 shares.

In July, 2008, the Compensation Committee made special one-time, equity based incentive awards to our CEO and other NEOs reflecting the successful completion of the Company’s restructuring and transition process.  These awards consisted of grants of 1,100,000 shares of common stock and 100,000 stock options to our CEO and grants of 150,000 shares of common stock to Mr. Mark Adams, a director and 200,000 shares to Mr. Barry Williamson, a director along with cash bonuses of $350,000; $27,500; and $36,200 respectively.  The Compensation Committee on July 18, 2008 also awarded 200,000 shares of restricted stock and 75,000 stock options to Mr. Royston, 150,000 shares of restricted stock and 50,000 stock options to Mr. Harrington and 50,000 shares of restricted stock and 87,500 stock options to Mr. Lord, each being NEOs of the Company.  The stock options granted to NEOs in this special one-time equity based award were granted with a term of 2 years and with full vesting on January 15, 2009.  The restricted stock grants vest 50% on January 15, 2009, 25% on January 15, 2010 and 25% on January 15, 2011.

Stock awards, restricted stock grants and Stock option awards were made in July, 2008 in amounts for our NEOs as set forth in the table labeled Fiscal Year 2008 Grants of Plan-Based Awards on page 14.

Benefits

Our benefit programs are established based upon an assessment of competitive market factors and a determination of what is needed to attract and retain high caliber executives. SPACEHAB’s primary benefits for executives include participation in the Company’s broad-based plans: the 401(k) Plan, the Company’s health, dental and vision plans and term life and disability insurance plans. The Company also provides certain executives, including some NEOs, with supplemental disability insurance. This plan offers additional income protection to Senior Vice Presidents and above and is provided to supplement the monthly benefit amounts that are capped in the general disability policy. The Company provides 1.5 times the NEO’s annual base salary to a maximum of $300,000 in term life insurance and pays the premium for such insurance. The fair value of premiums paid in excess of IRS limitations are included as other income reported for the NEO.

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

Subsequent to the end of fiscal year 2008, each of our NEOs, with the exception of Mr. Lord who has not yet executed an employment agreement, have entered into employment agreements with the Company that provide for severance payments and benefits if termination occurs without “cause” or if the executive leaves for “good reason”. There is also additional compensation provided in circumstances following such termination after a “Change in Control,” as defined in the employment agreement.  Additional information regarding the severance and change in control payments, including a definition of key terms and a quantification of benefits that would have been received by our NEOs had termination occurred on June 30, 2008 and assuming such employment agreements were in effect at such time, is found under Potential Payments upon Termination or Change in Control beginning on page 17.

Stock Ownership Guidelines

The Company has not established stock ownership guidelines.

Tax Deductibility Policy

The Compensation Committee considers the deductibility of compensation for federal income tax purposes in the design of the Company’s compensation programs. We believe that all of the incentive compensation paid to our NEOs for fiscal year 2008 qualifies as “performance-based compensation” and thus, is fully deductible by the Company for federal income tax purposes. While we generally seek to ensure the deductibility of the incentive compensation paid to our NEOs, the Compensation Committee intends to retain the flexibility necessary to provide cash and equity compensation in line with competitive practice, our compensation philosophy, and the best interest of our shareholders even if these amounts are not fully tax deductible.  The employment agreements between the Company and its CEO and other NEOs provide for interpretation, operation and administration consistent with the intent of Section 409A of the Internal Revenue Code, to the extent applicable.

Composition of the Compensation Committee

The Company’s Compensation Committee consists of Mr. Mark Adams (Chairman), Mr. William F. Readdy and Mr. R. Scott Nieboer. Mr. Barry A. Williamson served as Chairman of the Compensation Committee until February,

2008.  Mr. Adams is President and Chief Executive Officer of Advocate MD Financial Group, Inc. (“Advocate”). Mr. Pickens serves on the Board of Directors of Advocate; however, Mr. Pickens is not a member of the Compensation Committee of Advocate.

Tejas, Inc., a company related to the Company by Mr. Williamson as a member of the Board of Directors, has owned significant common stock holdings of the Company from time to time. Tejas, Inc. does not currently have beneficial ownership of five percent or more of the Company’s common stock. PMB Helin Donovan LLP, the Company’s independent auditor also audits Tejas, Inc.

Compensation Committee Report

SPACEHAB, Incorporated’s Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by item 402(b) of Regulation S-K and, based on such review and discussion, has recommended to the Board of Directors that such Compensation Discussion and Analysis be included in Form 10-K for fiscal year ended June 30, 2008.

The Compensation Committee:

Mark Adams (Chairman)

John A. Oliva

William F. Readdy

November 25, 2008

Executive Compensation

The Summary Compensation Table provides compensation information about SPACEHAB’s principal executive officer, principal financial officer and the most highly compensated executive officers other than the principal executive officer and principal financial officer. Additionally, the table also lists the Company’s former principal operating officer who served as an executive officer during part of fiscal year 2008, but who was not an executive officer at fiscal year-end and whose total compensation earned for the portion of the year served would otherwise make such former executive one of the three most highly compensated executives for fiscal year 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards($)(2)	Option Awards ($)	All Other Compensation ($)(3)	Total ($)
Thomas B. Pickens, III	2008	360,000	350,000	495,000	100,000	10,070	1,215,070
Chief Executive Officer	2007	178,615	0	0	0	0	178,615

Brian K. Harrington	2008	225,000	0	150,000	50,000	11,280	236,280
Chief Financial Officer	2007	225,000	0	0	23,000	11,280	259,280

James D. Royston	2008	180,000	0	200,000	75,000	810	180,810
President	2007	183,649	0	0	23,000	2,578	209,227

Lance W. Lord(4)	2008	13,462	0	50,000	87,500	0	13,462
Chief Executive Officer, Astrotech

Michael Bowker(5)	2008	178,000	0	0	0	10,013	188,013
Chief Operating Officer	2007	6,846	0	0	0	342	7,188

(1)	See narrative on Short Term Cash Incentives. Bonus was awarded on July 18, 2008, reflecting fiscal year 2008.
(2)

See narrative on Long Term Incentive Awards. Includes 1,100,000 shares of common stock granted to Mr. Pickens on July 18, 2008, valued at $0.45 per share. Also includes restricted stock awards made on July 18, 2008.

(3)	See Schedule of All Other Compensation.
(4)	Mr. Lord was appointed Chief Executive Officer of the Company’s Astrotech subsidiary on June 4, 2008. Prior to that time Mr. Lord was a member of the Board of Directors.
(5)	Mr. Bowker resigned on May 23, 2008.

Schedule of All Other Compensation for Fiscal Year 2008

Named Executive Officer	401(K) Plan Company Matching Contributions ($)	Supplemental Disability Insurance Premium ($)	Total ($)
Thomas B. Pickens, III	8,723	1,347	10,070
Brian K. Harrington	10,000	1,280	11,280
James D. Royston	69	741	810
Lance W. Lord	0	0	0
Michael Bowker	8,900	1,113	10,013

Fiscal Year 2008 Grants of Plan-Based Awards

The following table shows additional information regarding: (i) the target and maximum level of annual cash incentive awards for the Company’s executive officers for performance during fiscal year 2008, as established by the Compensation Committee in July 2008 under the Company’s Key Employee Incentive Bonus Plan; and (ii) stock option awards granted in July 2008 that were awarded to help retain the NEOs and focus their attention on building Shareholder value. The actual amount of the annual cash incentive award received by each NEO for performance during fiscal year 2008 is shown in the Fiscal Year 2008 Summary Compensation Table.

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities		Grant Date Fair Value of Stock
Name	Grant Date	Target ($)(1)	Maximum ($)(1)	Stock or Units (#)(4)	Underlying Options(3)	Exercise Price	and Option Awards
Thomas B. Pickens, III	July 18, 2008	90,000	180,000	1,100,000	100,000	$0.45	$495,000
Brian K. Harrington	July 18, 2008	33,750	67,500	150,000	50,000	$0.45	$67,500
James D. Royston	July 18, 2008	31,500	63,000	200,000	75,000	$0.45	$90,000
Lance W. Lord	July 18, 2008	26,250	52,500	50,000	87,500	$0.45	$22,500
Michael Bowker(5)	July 18, 2008	—	—	—	—	—	—

(1)	Estimated target bonus percentage is 50% of maximum amount available within individual’s bonus bracket. Excludes special cash bonus of $350,000 paid to Mr. Pickens.
(2)	Mr. Pickens’ bonus is computed at a maximum of 50% of base salary. Bonus for Mr. Harrington, Mr. Royston, and Mr. Lord are computed at a maximum of 30% of base salary.
(3)	Stock option awards granted in July 2008 for successful completion of the restructuring and transition process in fiscal year 2008.
(4)	Includes stock grant of 1,100,000 shares to Mr. Pickens and restricted stock awards to Mr. Harrington, Mr. Royston and Mr. Lord made on July 18, 2008.
(4)	Mr. Bowker resigned prior to the end of fiscal year 2008.

Employment Agreements

Subsequent to the close of fiscal year 2008, the Company entered into employments agreements with Mr. Pickens, Mr. Harrington, and Mr. Royston. The Company and Mr. Lord have also agreed upon terms of an employment agreement, however, a written agreement has not been executed as of the date of this report. Mr. Bowker had an employment agreement at the time of his termination of employment. Each employment agreement and the terms of agreement with Mr. Lord sets forth, among other things, the NEO’s minimum base salary, bonus opportunities and provisions with respect to certain payments and other benefits upon termination of employment under certain circumstances (such as without “Cause” or leaving employment for “Good Reason,” as defined in the agreements) or, in certain agreements, after a change in control of the Company. Please see Potential Payments Upon Termination or Change in Control beginning on page 17 for a description of such provisions and for a description of post separation payments paid to Mr. Bowker.

The minimum base salary set in the employment agreement for Mr. Pickens is $360,000, Mr. Lord is $175,000, Mr. Harrington is $225,000, and for Mr. Royston is $210,000. Mr. Bowker was paid his salary pro rata through the date of his resignation from the Company on May 23, 2008.

The NEOs participate in the Key Employee Incentive Bonus Plan in accordance with the terms of the plan which includes all employees of the Director Level and above. In accordance with that Plan, Mr. Pickens receives a maximum bonus of 50%, Mr. Lord 30%, Mr. Harrington 30%, and Mr. Royston 30%. In accordance with the plan, Mr. Bowker was eligible to receive up to 35%.

Awards

In August 2006 the Compensation Committee last awarded stock options to the Company’s NEOs in accordance with the Annual Stock Option Grant Program. The Compensation Committee also awarded bonuses to employees other than NEOs under the Key Employee Incentive Bonus Plan for fiscal year 2006. The Company since failed to achieve any of the Bonus Objectives in the Key Employee Incentive Bonus Plan for fiscal year 2007 and, accordingly, no bonuses were awarded. The Board of Directors suspended the Key Employee Incentive Bonus Plan during fiscal year 2008.  The Compensation Committee also did not award stock option grants under the Annual Stock Option Grant Program for fiscal years 2007 and 2008.

Salary and Bonus in Proportion to Total Compensation

As noted in the Compensation Discussion and Analysis beginning on page 8, we believe that a substantial portion of each NEO’s compensation should be in the form of performance based awards, including stock option awards. During fiscal year 2008, the Company suspended its Key Employee Incentive Bonus Plan and, accordingly, no Incentive Bonus Awards were made. Total compensation of our NEOs, was substantially all in the form of base salary and benefits. The Compensation Committee believes that our current compensation program is out of line with the changing industry environment of the space industry and the required entrepreneurial commitment of its NEOs and has engaged its compensation consultant to assist the committee in developing a new equity incentive based compensation structure for fiscal year 2009 and later years.

Outstanding Equity Awards at Fiscal Year 2008 End

The following table shows certain information about unexercised options at June 30, 2008.

Schedule of Outstanding Equity Awards

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Option Exercise Price ($)	Option Expiration Date
Thomas B. Pickens, III	1,000 500 500	— — —	20.80 7.70 7.20	12/1/2011 12/1/2012 12/12/2013
Brian K. Harrington	2,000 2,000 1,500 1,000	— — 500 1,000	17.50 24.10 14.30 11.50	1/6/2014 8/16/2014 8/3/2015 8/9/2016
James D. Royston	1,000 900 1,200 400 400	1,000 300 0 0 0	7.00 10.20 24.10 14.30 11.50	9/17/2012 8/7/2013 8/16/2014 8/3/2015 8/9/2016
Lance W. Lord	0	0	0	0

(1)	All exercisable options will expire 90 days after the date of an employee’s termination.
(2)

Options vest ratable over a four year period. The following table provides information with respect to the vesting of each NEO’s outstanding unexercisable options that are set forth in the above table:

Schedule of Vesting of Stock Option Grants

Name	Award Type	8/3/2009	8/9/2009	8/9/2010
Thomas B. Pickens	None	—	—	—
Brian K. Harrington	Stock Options	500	500	500
James D. Royston	Stock Options	300	500	500
Lance W. Lord	Stock Options	—	—	—

2008 Option Exercises and Stock Vested

During fiscal year 2008 there were no stock options exercised or stock awards realized.  On July 18, 2008, the Compensation Committee made equity and cash awards to its CEO and NEOs reflective of their contributions to the Restructuring and Transition Period.  The following table sets forth the number and corresponding value realized during fiscal year 2008 and reflecting the grants made on July 18, 2008 with respect to common stock grants, stock options that were exercised and restricted shares that became unrestricted during such period for each NEO.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Exercise or Grant	Value Realized on Vesting or Grant
Thomas B. Pickens III(1)	0	—	1,100,000	$495,000
Brian K. Harrington(2)	0	—	150,000	67,500
James D. Royston(2)	0	—	200,000	90,000
Lance W. Lord(2)	0	—	50,000	22,500

(1) Includes award of 1,100,000 shares of common stock made to Mr. Pickens and awards of restricted stock made on July 18, 2008.

(2) Awards of restricted stock vesting 50% on January 15, 2009, 25% on January 15, 2010, and 25% on January 15, 2011.

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

Potential Payments Upon Termination or Change in Control

As noted under Compensation Discussion and Analysis – Post-Termination Compensation on page 12, the Company has entered into employments agreements with all of the NEOs that provide for payments and other benefits in connection with the officer’s termination for a qualifying event or circumstance and for enhanced payments in connection with such termination after a Change in Control (as defined in the applicable agreement). A description of the terms with respect to each of these types of terminations follows.

Termination Other Than After a Change in Control

The employment agreements provide for payments of certain benefits upon the termination of the employment of the NEO. The NEO’s rights upon termination of his or her employment depend upon the circumstances of the termination. Central to an understanding of the rights of each NEO under the employment agreements is an understanding of the definitions of “Cause” and “Good Reason” that are used in those agreements. For purposes of the employment agreements, the Term of Employment may be terminated at any time by the Company upon the following:

•                  Death of the NEO;

•                  In the event of physical or mental disability where the NEO is unable to perform his/her duties;

•                  For Cause or Material Breach where Cause is defined as conviction of certain crimes and/or felonies, and Material Breach is defined to include certain specified failures to perform duties or uphold fiduciary responsibilities; or

•                  Otherwise at the discretion of the Company and subject to the termination obligations set forth in the employment agreement.

The NEO may terminate the Term of Employment at any time upon the following:

•                  Upon the death of the NEO;

•                  In the event of physical or mental disability where the NEO is unable to perform his/her duties;

•                  Upon the Company’s material reduction in the NEO’s authority, perquisites, position, title or responsibilities or other actions that would give the NEO to resign for “Good Reason;” or

•                  Otherwise at the discretion of the NEO and subject to the termination obligations set forth in the employment agreement.

The benefits to be provided to the NEO in each of these situations are described in the tables below, which assume that the termination had taken place on June 30, 2008, the last day of our most recent fiscal year.

Termination after a Change in Control

The provisions in each of the employment agreements with respect to a termination after a Change in Control function in a similar manner to the severance provisions described above, except that the NEO becomes entitled to benefits under these provisions only if his employment is terminated within twelve months following a Change in Control. A Change in Control for this purpose is defined to mean (i) the acquisition by any person or entity of the beneficial ownership of securities representing 50% or more of the outstanding securities of the Company having the right under ordinary circumstances to vote at an election of the Board of Directors of the Company; (ii) the date on which the majority of the members of the Board of Directors of the Company consists of persons other than directors nominated by a majority of the directors on the Board of Directors at the time of their election; and (iii) the consummation of certain types of transactions, including mergers and the sale or other disposition of all, or substantially all, of the Company’s assets.

As with the severance provisions described above, the rights to which the NEO is entitled under the Change in Control provision upon a termination of employment are dependent on the circumstances of the termination. The definitions of Cause and other reasons for termination are the same in this termination scenario as in a termination other than after a Change in Control.

Payment Obligations Under Employment Agreements Upon Termination of Employment of NEO

The following tables set forth SPACEHAB’s payment obligations under the employment agreements under the circumstances specified upon a termination of the employment of our NEOs. Unless otherwise noted, the descriptions of the payments below are applicable to all of the tables relating to potential payments upon termination or a Change in Control.

Equity Acceleration – The Company’s employment agreements include provisions to accelerate the vesting of outstanding equity awards upon termination, including termination pursuant to a Change in Control. The Compensation Committee oversees the Executive Stock Option Plan and is charged with the responsibility of reviewing and granting exceptions to previously issued equity grants on a case by case basis.

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

Thomas B. Pickens III

Benefits and Payments Upon Termination	Resignation for Good Reason or Termination Without Cause (1)	Termination for Other Than Good Reason or Termination With Cause	Resignation for Good Reason or Termination Without Cause After Change- in-Control(2)	Disability	Death
Compensation: Pickens
Base Salary	360,000	—	540,000	360,000	360,000
Bonus (4)	90,000	—	120,000	90,000	90,000

Equity:
Options	—	—	—	—	—

Benefits and Perquisites:
Post-Termination Health Care	17,232	—	25,849	17,232	17,232
Life Insurance Premiums	—	—	—	—	—
Accrued Vacation Pay(3)	34,615	34,615	34,615	34,615	34,615

Total:	501,847	34,615	720,464	501,847	501,847

(1)          Assumes twelve months of base salary and benefits after termination.

(2)          Provision on change in control provides for 18 months salary if terminated.

(3)          Assumes 5 weeks of accrued vacation upon termination.

(4)          Bonus estimated at 50% of maximum bonus of 50% of base salary.

Brian K. Harrington

Benefits and Payments Upon Termination	Resignation for Good Reason or Termination Without Cause (1)	Termination for Other Than Good Reason or Termination With Cause	Resignation for Good Reason or Termination Without Cause After Change- in-Control(2)	Disability	Death
Compensation: Harrington
Base Salary	112,500	—	168,750	112,500	112,500
Bonus(6)	16,875	—	25,313	16,875	16,875
Long Term Incentive Grant	15,000		15,000	15,000	15,000

Equity:
Options(5)	—	—	—	—	—

Benefits and Perquisites:
Post-Termination Health Care	6,034	—	9,050	6,034	6,034
Life Insurance Premiums	—	—	—	—	—
Accrued Vacation Pay(3)	21,635	21,635	21,635	21,635	21,635

Total:	172,044	21,635	239,748	172,044	172,044

(1)          Assumes six months of base salary and benefits after termination.

(2)          Assumes nine months of base salary, three-eighths average cash bonus from three prior years and nine months of benefits in such a termination.

(3)          Assumes five weeks of accrued vacation upon termination.

(4)          Long Term Incentive Grant of $15,000 payable upon termination except for cause or voluntary.

(5)          Unvested stock options valued below exercised price as of June 30, 2008.

(6)          Bonus estimated at 50% of maximum bonus of 30% of base salary.

James D. Royston

Benefits and Payments Upon Termination	Resignation for Good Reason or Termination Without Cause (1)	Termination for Other Than Good Reason or Termination With Cause	Resignation for Good Reason or Termination Without Cause After Change- in-Control(2)	Disability	Death
Compensation: Royston
Base Salary	157,500	—	210,000	157,500	157,500
Bonus(6)	23,625	—	31,500	23,625	23,625
Long Term Incentive Grant(4)	18,000	—	18,000	18,000	18,000

Equity:
Options(5)	—	—	—	—	—

Benefits and Perquisites:
Post-Termination Health Care	6,402	—	8,536	6,402	6,402
Life Insurance Premiums	—	—	—	—	—
Accrued Vacation Pay(3)	20,192	20,192	20,192	20,192	20,192

Total:	225,719	20,192	288,228	225,719	225,719

(1)          Assumes nine months of base salary and benefits after termination.

(2)          Assumes 12 months of base salary, 1/2 of average cash bonus from 3 prior years, and 12 months of benefits in such a termination.

(3)          Assumes 5 weeks of accrued vacation upon termination.

(4)          Long Term Incentive Grant of $18,000 payable upon termination except for cause or voluntary.

(5)          Unvested stock options valued below exercise price as of June 30, 2008.

(6)          Bonus estimated at 50% of maximum bonus of 30% of base salary.

Lance W. Lord

Benefits and Payments Upon Termination	Resignation for Good Reason or Termination Without Cause (1)	Termination for Other Than Good Reason or Termination With Cause	Resignation for Good Reason or Termination Without Cause After Change- in-Control(2)	Disability	Death
Compensation: Lord
Base Salary	131,250	—	175,000	131,250	131,250
Bonus(5)	19,688		26,250	19,688	19,688

Equity:
Options(4)	—	—	—	—	—

Benefits and Perquisites:
Post-Termination Health Care	—	—	—	—	—
Life Insurance Premiums	—	—	—	—	—
Accrued Vacation Pay(3)	16,827	16,827	16,827	16,827	16,827

Total:	167,765	16,827	218,077	167,765	167,765

(1)          Assumes six months of base salary and benefits after termination.

(2)          Assumes nine months of base salary, three-eights of average cash bonus from three prior years, and nine months of benefits in such a termination.

(3)          Assumes 5 weeks of accrued vacation upon termination.

(4)          Mr. Lord has no unvested stock options as of June 30, 2008.

(5)          Bonus estimated at 50% of maximum bonus of 30% of base salary.

Director Compensation

Overview

SPACEHAB’s director compensation program consists of cash-based as well as equity-based compensation. The Board of Directors recognizes that cash compensation is an integral part of the compensation program and has instituted a fixed and variable fee structure to provide compensation relative to the required time commitment of each director. The equity component of SPACEHAB’s director compensation program is designed to build an ownership stake in the Company while conveying an incentive to directors relative to the returns recognized by our shareholders.

Cash-Based Compensation

Company directors, other than the Chairman of the Audit Committee and Chairman of the Compensation Committee, receive an annual stipend of $30,000 paid upon the annual election of each non-employee director or upon joining the Board of Directors. The Chairman of the Audit Committee receives an annual stipend of $40,000 and the Chairman of the Compensation Committee receives an annual stipend of $35,000, recognizing the additional duties and responsibilities of those roles. In addition, each non-employee director receives a meeting fee of $3,000 for each meeting of the Board of Directors attended in person and $1,000 for each such meeting attended by conference call and $500.00 for each committee meeting attended, except that members of the Audit Committee are compensated at $750.00 per meeting. All directors are reimbursed ordinary and reasonable expenses incurred in exercising their responsibilities in accordance the Company’s Travel and Entertainment Expense Reimbursement policy applicable to all employees of the Company.

On October 17, 2007, Barry A. Williamson, Chairman of the Board of Directors since December 12, 2006, was awarded cash based compensation of $60,000 for his services upon completion of a review and recommendation of an appropriate compensation package by the compensation consultant engaged by the Compensation Committee. Mr. Williamson’s compensation as Chairman of the Board terminated on February 15, 2008.

On July 18, 2008, the Compensation Committee, with the concurrence of the Committee of Independent Directors, approved grants of unrestricted common stock of 200,000 shares to Mr. Williamson and 150,000 shares to Mr. Adams along with cash bonuses of $36,200 and $27,500 respectively reflecting the extraordinary services of such directors during the period of the Company’s Restructuring and Transition.

Equity-Based Compensation

Under provisions adopted by the Board of Directors, each non-employee director receives 25,000 shares of restricted common stock issued upon his first election to the Board of Directors and an option to purchase an additional 20,000 shares of common stock upon each annual re-election to the Board of Directors.  Stock options granted under the plan are priced at the closing market price of the Company’s stock on the day of grant.  Restricted stock and stock options granted under the plan vest 25% annually, beginning after 1 year, terminate in 10 years and do not expire upon termination of the director’s term on the Board of Directors.

Pension and Benefits

The non-employee directors are not eligible to participate in the Company’s benefits plans, including the 401(k) plan.

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

Fiscal Year 2008 Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Restricted Stock(2) Awards ($)	All Other(3) Compensation ($)	Total ($)
Barry A. Williamson(1)	92,000	16,500	126,200	234,700
Mark Adams	51,500	16,500	95,000	163,000
Myron J. Goins (Resigned October 16, 2007)	3,250	—	—	3,250
Dr. Edward David (Resigned July 30, 2007)	—	—	—	—
Dr. Stefan Graul (Resigned August 28, 2007)	—	—	—	—
General (Ret.) Lance W. Lord	34,000	16,500	—	50,500
John A. Oliva	45,750	16,500	—	62,250
R. Scott Nieboer	35,000	16,500	—	51,500
William F. Readdy	35,000	16,500	—	51,500

Total	296,500	99,000	221,200	616,700

(1)       Mr. Williamson waived meeting fees after his election as Chairman and until the election of Mr. Pickens as Chairman.

(2)       25,000 shares of restricted stock vesting 25% annually beginning March 27, 2008, was granted to each non-employee director as of March 27, 2008. Restricted stock valued at $0.66 per share as of March 27, 2008, the date such shares were granted.

(3)       Includes special grant of 200,000 unrestricted shares of common stock to Mr. Williamson and 150,000 unrestricted shares of common stock to Mr. Adams with cash bonuses of $36,200 and $27,500, respectively made on July 18, 2008, in recognition of performance during fiscal year 2008. The unrestricted common stock is valued in this table at $0.45 per share, the closing bid price as of July 18, 2008, the date such shares were granted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of October 31, 2008, certain information regarding the beneficial ownership of the Company’s outstanding common stock held by (i) each person known by the Company to be a beneficial owner of more than five percent of any outstanding class of the Company’s capital stock, (ii) each of the Company’s directors, (iii) the Company’s Chief Executive Officer and four most highly compensated executive officers at the end of the Company’s last completed fiscal year, and (iv) all directors and executive officers of the Company as a group. Unless otherwise described below, each of the persons listed in the table below has sole voting and investment power with respect to the shares indicated as beneficially owned by such party.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership#	Shares Subject to Options	Total	Percentage of Class(1)
Common Stock
SMH Capital Advisors, Inc.(2)	5,189,000	—	5,189,000	31.7%
Lanphier Capital Management, Inc.(3)	2,209,920	—	2,209,920	13.5%
Bruce & Co., Inc.(4)	1,344,073	—	1,344,073	8.2%
Astrium GmbH (5)	1,099,243	—	1,099,243	6.7%

Non-Employee Directors:
Mark Adams(6)	175,000	1,000	176,000	1.1%
Robert Scott Nieboer(7)	1,488,830	—	1,488,830	9.1%
John A. Oliva(8)	25,000	—	25,000	*
William F. Readdy(9)	25,000	—	25,000	*
Barry A. Williamson(10)	225,000	2,000	227,000	1.4%

Named Executive Officers:
Thomas B. Pickens, III(11)	1,100,000	2,000	1,102,000	6.7%
Brian K. Harrington(12)	152,213	6,500	158,713	1.0%
James D. Royston (13)	200,000	3,800	203,800	1.2%
General (Ret.) Lance W. Lord(14)	75,000	—	75,000	*

All Directors, Director Nominees, and Executive Officers as a Group (9 persons)(15)	3,466,043	15,300	3,481,343	20.5%

*          Indicates beneficial ownership of less than 1% of the outstanding shares of common stock.

#          Includes unvested restricted stock grants.

(1)       Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the number and percentage owned by any other person listed. As of October 31, 2008, we had 16,392,718 shares of common stock outstanding.

(2)       Held by SMH Capital Advisors, Inc. in discretionary accounts for the benefit of its clients. SMH Capital Advisors has shared voting power and sole investment power with respect to these shares.  This holder disclaims beneficial ownership of all shares of common stock it holds. This holder’s address is 600 Travis, Suite 3100, Houston, Texas 77002. Includes information from Form 13G filed by SMH Capital Advisors, Inc. on February 1, 2008.

(3)       Held by Lanphier Capital Management Inc. in discretionary accounts for the benefit of its clients. The holder’s address is 4175 Kamaliani Lane, Princeville, HI 96722.

(4)       Bruce & Co., Inc., is the investment manager for Bruce Fund, Inc., a Maryland registered investment company with its principle business conducted at 20 North Wacker Dr., Suite 2414, Chicago, IL 60606. The information provided in this table is based on a Schedule 13G filed with the Securities and Exchange Commission on December 31, 2007 by Bruce & Co., Inc. on behalf of Bruce Fund, Inc.

(5)       Astrium GmbH’s address is Hünefeldstraße 1-5, Postfach 105909, D-28059 Bremen, Germany.  The information provided in this table is based on Amendment No. 1 to a Schedule 13D filed with the Securities and Exchange Commission on October 27, 1999 by DaimlerChrysler Aerospace AG.

(6)       Includes options to purchase 1,000 shares of our common stock and 25,000 shares of unvested restricted stock.

(7)       Includes 25,000 shares of unvested restricted stock.

(8)       Includes 25,000 shares of unvested restricted stock.

(9)       Includes 25,000 shares of unvested restricted stock.

(10)     Includes options to purchase 2,000 shares of our common stock and 25,000 shares of unvested restricted stock.

(11)     Includes options to purchase 2,000 shares of our common stock.

(12)     Includes 713 shares of common stock held in our 1997 Employee Stock Purchase Plan, options to purchase 6,500 shares of our common stock, 1,500 shares of common stock beneficially owned, and 150,000 shares of unvested restricted stock.

(13)     Includes options to purchase 3,800 shares of our common stock and 200,000 shares of unvested restricted stock.

(14)     Includes 75,000 shares of unvested restricted stock.

(15)     Includes 550,000 shares of unvested restricted stock and options to purchase within 60 days of the date hereof 15,300 shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information

Plan Name	Type	Options Authorized	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available at June 30, 2008 for future issuance under equity compensation plans (excluding securities reflected in column (a)

Plans Previously Approved by Security Holders

1 The 1994 Plan(1)	Common Stock Options Incentive or Non-Qualified	395,000	59,400	$30.94	151,869

2 Directors Stock Option Plan(2)	Non-Qualified Common Stock Options	50,000	24,500	$16.50	20,500

3 1997 Employee Stock Purchase Plan(3)	Common Stock	150,000	0	N/A	1,785

4 2008 Stock Incentive Plan(4)	Common options, restricted stock, stock units and other equity awards	5,500,000	816,708	$0.45	2,408,292

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

(3)   We adopted an Employee Stock Purchase Plan that permits eligible employees to purchase shares of Common Stock of the Company at prices no less than 85% of the current market price. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 10% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole and fractional shares of Common Stock determined by dividing the contribution account’s balance by the lesser of 85% of the price of a share of Common Stock on the first day of the quarter or the last day of a quarter. The Company discontinued employee purchases of common stock under this plan in the fourth quarter of fiscal year 2007.

(4)   The 2008 Stock Incentive Plan authorizes the award of stock grants, restricted stock and stock options.  The number and price of the awards granted to employees is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant.

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

Director Independence

The Board of Directors has determined each of the following directors to be an “independent director” as such term is defined by Rule 4200(a)(15) of the NASD:

Mark E. Adams

R. Scott Nieboer

John A. Oliva

William F. Readdy

Barry A. Williamson

The Board of Directors has also determined that each member of the Audit Committee, and the majority of members of the Compensation Committee and the Corporate Governance and Nominating Committee during the past fiscal year meets the independence requirements applicable to those Committees prescribed by NASD and SEC rules.

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

The firm Hein & Associates LLP has been engaged by the Company to perform tax and other related work for the fiscal years ended June 30, 2008 and 2007 for which the summary of fees are set forth below. The Company also engaged Jefferson Wells Consulting in 2007 and Mahoney Cohen Consulting in 2008 to assess the Company’s internal controls, policies and procedures in an effort to prepare for Sarbanes Oxley compliance.

The following table presents fees paid or to be paid for professional audit services rendered by PMB Helin Donovan LLP for the audit of the Company’s annual financial statements during the years ended June 30, 2008 and 2007, and fees billed to date for other services rendered by Hein & Associates LLP, Jefferson Wells Consulting, and Mahoney Cohen Consulting:

	Fiscal 2008	Fiscal 2007
Grant Thornton LLP Audit Fees (1)	$—	$194,200
PMB Helin Donovan LLP Audit Fees(1)	146,020	54,947
Tax Fees	56,448	92,697
All Other Fees	30,000	16,965
Total All Fees	$232,468	$358,809

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

Date: December 2, 2008

	By:	/s/Brian K. Harrington
Brian K. Harrington
Senior Vice President and
Chief Financial Officer

Date: December 2, 2008