Form 10-Q
period 2008-12-31
SPACEHAB INC \WA\
filed 2009-02-12
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               to

Commission File Number: 0-27206

SPACEHAB, Incorporated

(Exact name of registrant as specified in this charter)

Washington	91-1273737
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

907 Gemini Street

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

Yes  ☐  No  ☒

As of February 10, 2009 there were 16,392,718 shares of the registrant’s common stock outstanding.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

December 31, 2008 QUARTERLY REPORT ON FORM 10-Q

i

DEFINITIONS

As used in this Form 10-Q, the abbreviations and acronyms contained herein have the meanings set forth below. Additionally, the terms “SPACEHAB”, “the Company”, “we”, “us” and “our” refer to SPACEHAB, Incorporated and its subsidiaries, unless the context clearly indicates otherwise.

1994 Plan	1994 Stock Incentive Plan
2008 Plan	2008 Stock Incentive Plan
Astrium	Astrium GmbH
Astrotech	Astrotech Space Operations
CMC	Cargo Mission Contract
Common stock	SPACEHAB common stock
EPS	Earnings Per Share
ICC	Integrated Cargo Carrier
ISS	International Space Station
Lockheed Martin	Lockheed Martin Corporation
NASA	National Aeronautics and Space Administration
PI&C	Program Integration and Control
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFS	SPACEHAB Flight Services
SOTS	SPACEHAB Orbital Transportation Services
VCC	Vertical Cargo Carrier

PART I:  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	December 31	June 30,
	2008	2008
Assets
Current assets
Cash and cash equivalents	$214	$2,640
Accounts receivable, net	4,842	3,872
Inventory	466	482
Short term note receivable, net	175	175
Prepaid expenses and other current assets	476	464
Total current assets	6,173	7,633
Property and equipment
Flight assets	49,210	49,210
Capital improvements in progress	263	76
Payload processing facilities	42,600	42,600
Furniture, fixtures, equipment and leasehold improvements	18,440	18,244
	110,513	110,130
Less accumulated depreciation and amortization	(70,213)	(69,131)
Property and equipment, net	40,300	40,999
Restricted cash	7,079	8,386
Deferred financing costs, net	114	264
Long term note receivable, net	705	717
Other assets, net	205	212
Total assets	$54,576	$58,211
Liabilities and Stockholders’ Equity
Current liabilities
Term note payable - current	$267	$267
Accounts payable	1,960	1,845
Accounts payable- Astrium	297	754
Income tax payable	463	463
Accrued interest	83	83
Accrued expenses	687	2,124
Deferred gains on sale of buildings, current portion	86	86
Deferred revenue, current portion	2,626	1,007
Total current liabilities	6,469	6,629
Accrued contract costs and other	57	40
Advances on construction contract	3,989	4,863
Deferred gains on sale of buildings, non-current	86	129
Deferred revenue, non-current	1,162	1,227
Term note payable - non current (net of discount)	3,433	3,526
Senior convertible subordinated notes payable — 5.5%	5,111	6,861
Total liabilities	20,307	23,275
Commitments and contingencies
Stockholders’ equity
Common stock, no par value, 75,000,000 shares authorized 16,392,718 and 14,942,718 shares outstanding, respectively	183,306	183,306
Treasury stock, 11,660 shares at cost	(117)	(117)
Additional paid-in capital	1,523	691
Accumulated deficit	(150,443)	(148,944)
Total stockholders’ equity	34,269	34,936
Total liabilities and stockholders’ equity	$54,576	$58,211

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenue	$3,786	$4,310	$9,760	$12,906
Costs of revenue	3,250	4,455	6,768	10,892
Gross profit	536	(145)	2,992	2,014
Operating expenses:
Selling, general and administrative	2,150	2,199	3,849	4,013
Research and development	510	444	1,083	762
Total operating expenses	2,660	2,643	4,932	4,775
Loss from operations	(2,124)	(2,788)	(1,940)	(2,761)
Interest expense	(187)	(46)	(410)	(1,113)
Debt conversion expense	—	(30,191)	—	(30,191)
Gain on notes repurchased	665	—	665	—
Interest and other income, net	92	182	186	366
Loss before income taxes	(1,554)	(32,843)	(1,499)	(33,699)
Income tax (expense) benefit	—	—	—	—
Net loss	$(1,554)	$(32,843)	$(1,499)	$(33,699)
Loss per share:
Deemed dividend related to induced conversion of preferred shares	$—	$(3,344)	$—	$(3,344)
Net loss applicable to common shares	$(1,554)	$(36,187)	$(1,499)	$(37,043)
Loss per common share:
Loss per share — basic and diluted	$(0.09)	$(4.36)	$(0.09)	$(7.72)
Shares used in computing net loss per share — basic and diluted	16,392,718	8,293,710	16,250,871	4,798,215

See accompanying notes to unaudited condensed consolidated financial statements.

SPACEHAB, INCORPORATED AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended December 31,
	2008	2007
Cash flows from operating activities
Net loss	$(1,499)	$(33,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash debt conversion expense	—	30,191
Gain on note repurchase	(665)	—
Stock-based compensation	180	145
Depreciation and amortization	1,129	1,561
Amortization of deferred financing cost	111	171
Recognition of deferred gain	(43)	(111)
Inventory write down	6	—
Loss on asset sales	(11)	—
Changes in assets and liabilities:
Decrease (increase) in restricted cash	1,307	(3,907)
(Increase) decrease in accounts receivable	(958)	3,377
Decrease (increase) in prepaid expenses and other current assets	67	(523)
Decrease in inventory	10	—
Decrease in other assets	3	343
Increase (decrease) in deferred revenue	1,554	(629)
Increase (decrease) in accounts payable, accounts payable-Astrium, accrued interest, and accrued expenses	(1,128)	1,982
Decrease in customer deposits	—	(3,106)
Decrease in accrued subcontracting services and other	—	(3,612)
Increase (decrease) in advance on construction contract	(1,116)	1,467
Increase (decrease) in long-term accrued contract costs and other liabilities	17	(86)
Net cash used in operating activities	(1,036)	(6,436)
Cash flows from investing activities
Purchases of property, equipment and leasehold improvements, net of reimbursements	(172)	(80)
Net cash used in investing activities	(172)	(80)
Cash flows from financing activities
Payment of term note payable	(133)	—
Repurchase of notes	(1,085)	(2,867)
Net cash used in financing activities	(1,218)	(2,867)
Net change in cash and cash equivalents	(2,426)	(9,383)
Cash and cash equivalents at beginning of period	2,640	9,724
Cash and cash equivalents at end of period	$214	$341

Non-cash financing activities:
Issuance of common stock for bonds	$—	$83,031
Issuance of common stock for preferred stock	$—	$11,892
Deemed dividend related to induced conversion of preferred shares	$—	$3,344
Cash paid for interest	$335	$316
Cash paid for income taxes	$—	$—

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

Historically, a substantial portion of our revenue has been generated under contracts with NASA, which were subject to periodic funding allocations by the agency. NASA’s funding is dependent on receiving annual appropriations from the U.S. Government. During the quarters ended December 31, 2008 and 2007 approximately 23% and 29% of our revenues were generated under NASA contracts, respectively.

Our Astrotech Space Operations subsidiary provides commercial spacecraft launch processing services and payload processing facilities in the U.S. These services are offered at the Astrotech facilities in Titusville, Florida and Vandenberg Air Force Base in California. Additionally, Astrotech supplies payload processing and facilities maintenance support services to Sea Launch Company, LLC for its Sea Launch program at the Home Port facilities in Long Beach, California. Our facilities and services are provided on a fixed price per launch basis.

Our Astrotech Engineering Services subsidiary manages projects in need of comprehensive engineering solutions, and provides unique capabilities such as specialty engineering, hardware design and development, and configuration and data management. Astrotech Engineering Services also designs and fabricates space flight hardware. We continuously review and seek new business opportunities with aerospace and defense contractors, NASA, the Department of Defense, and other governmental agencies, either through prime contracts or teaming with other aerospace companies on new contract bid initiatives.

Through our SPACETECH, Inc. and Astrogenetix (formerly BioSpace) subsidiaries, we are developing commercial applications for space based technologies. SPACETECH is an incubator envisioned to commercialize space-industry technologies into real-world applications to be sold to consumers and industry. The 1st Detect mini-mass spectrometer and the AirWard hazardous cargo containers, both developed by SPACEHAB engineers, are being positioned for entry into the commercial marketplace. Astrogenetix is commercializing the use of microgravity platforms, such as the Space Shuttle and the ISS, for the development of space-made products that are to be sold on Earth. Astrogenetix has successfully processed vaccine samples in space on Space Shuttle Flights, STS-118, STS-123, and STS-124, which have resulted in preliminary salmonella vaccine production data.

Liquidity

As of December 31, 2008, we had cash and restricted cash-on-hand of $7.3 million and our working capital deficit was approximately $0.3 million. Restricted cash, which consists of advance payments on a government contract to modify certain spacecraft processing facilities and restricted deposits relating to bank covenants, totaled $7.1 million at December 31, 2008. We carry a liability of $4.0 million for obligations under this construction contract.

In February 2008 (see Note 5), we consummated a financing facility with a commercial bank. This facility provides for a three year $4.0 million term loan, payable in monthly installments of principal in the amount of $22,222 plus interest and a $2.0 million revolving credit facility. The term loan is secured by the assets of our Astrotech subsidiary and the one-year revolving credit facility is secured by Astrotech’s accounts receivable. In February 2009 we renewed the revolving credit facility until February 6, 2010. As of December 31, 2008, no amounts were outstanding under the revolving credit facility.

We believe we have sufficient liquidity and backlog to fund ongoing operations for at least the next fiscal year and expect to utilize existing cash and proceeds from operations to support strategies for new business initiatives.

2.  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals necessary, for a fair presentation of the consolidated financial position of SPACEHAB, Incorporated and its subsidiaries as of December 31, 2008, and the results of its operations and cash flows for the periods ended December 31, 2008 and 2007. However, the unaudited condensed consolidated financial statements do not include all related footnote disclosures.

The consolidated results of operations for the six month period ended December 31, 2008, are not necessarily indicative of the results that may be expected for the full year. Our results of operations typically fluctuate significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  Loss per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted loss per share computations for the three and six month periods ended December 31, 2008 and December 31, 2007 (in thousands, except share and per share data):

	Three months ended December 31, 2008			Three months ended December 31, 2007
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic and Diluted EPS:
Net Loss	$(1,554)	16,392,718	$(0.09)	$(32,843)	8,293,710	$(3.96)

Deemed Dividend Related to Induced Conversion of Preferred Shares				(3,344)
Net Loss Applicable to Common Shares	$(1,554)	16,392,718	$(0.09)	$(36,187)	8,293,710	$(4.36)

	Six months ended December 31, 2008			Six months ended December 31, 2007
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic and Diluted EPS:
Net Loss	$(1,499)	16,250,871	$(0.09)	$(33,699)	4,798,215	$(7.02)

Deemed Dividends Related to Induced Conversion of Preferred Shares				(3,344)
Net Loss Applicable to Common Stock	$(1,499)	16,250,871	$(0.09)	$(37,043)	4,798,215	$(7.72)

Senior convertible notes payable outstanding as of December 31, 2007, due 2010 convertible into 459,133 shares of common stock at $15.00 per share, which include a mandatory conversion feature once the Company’s stock price reaches $19.50 per share, have not been included in the computation of diluted EPS for the three months and six months ended December 31, 2007, as the conversion price(s) of the convertible notes payable per share were greater than the average market price of the shares during the period and no value has been assigned to the mandatory conversion feature.

Options to purchase 1,194,591 shares of common stock outstanding at December 31, 2008, were not included in diluted EPS for the three months and six months ended December 31, 2008, as they were anti-dilutive due to our net loss. The options expire between March 31, 2009 and December 1, 2018.

Options to purchase 97,900 shares of common stock outstanding at December 31, 2007, were not included in diluted EPS for the three months and six months ended December 31, 2007, as they were anti-dilutive due to our net loss. The options expire between July 1, 2008 and December 12, 2016.

4.  Revenue Recognition

Our business units’ revenue is derived primarily from contracts with the U.S. Government, U.S. Government contractors, and commercial customers. Revenue under these contracts is recognized using the methods described on the following page. Estimating future costs and, therefore, revenues and profits is a process requiring management judgment. Management bases its estimate on historical experience and on various assumptions that are believed to be reasonable under the circumstances including the negotiation(s) of equitable adjustment(s) and change orders on the Cargo Mission Contract (“CMC”) that are added to the contract as pricing amendment(s) due to delay(s) in the space shuttle launch schedule and customer directed changes to the baseline contracted mission. Costs to complete include, when appropriate, material, labor, subcontracting costs, lease costs, commissions, insurance, and depreciation. Our business segment personnel perform periodic contract status and performance reviews. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period that the change in estimate occurs.

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

Revenue for Astrotech Space Operations recognized under a building modification contract with a government agency (see Note 12) is being accounted for under the percentage-of-completion method based on costs incurred over the period of the agreement.

5.  Long Term Debt

Credit Facilities

On February 6, 2008, we entered into a financing facility with a bank providing a $4.0 million term loan terminating February 2011 and a $2.0 million revolving credit facility terminating in February 2009. The term loan requires monthly payments of principal totaling $22,222, plus interest at the rate of prime plus 1.75% and the revolving credit facility incurs interest at the rate of prime plus 1.75% (5% at December 31, 2008). Funds available under the revolving credit facility are limited to 80% of eligible accounts receivable. Effective February 6, 2009, we renewed the $2.0 million revolving credit facility for an additional one-year period expiring February 2010. The bank financing facilities are secured by the assets of our Astrotech Space Operations Florida facilities and other covenants including a minimum tangible net worth covenant, a cash flow coverage covenant, a debt service coverage ratio, and a ratio of total liabilities to tangible net worth covenant. In addition, the covenants require us to restrict a $0.6 million deposit account balance. The balance of the $4.0 million term loan at December 31, 2008, was $3.7 million. No amounts were outstanding on the $2.0 million revolving credit facility as of December 31, 2008 and June 30, 2008.

Senior Convertible Subordinated Notes Payable

The Company’s 5.5% Senior Convertible Notes payable mature on October 15, 2010 and pay interest on April 15 and October 15 annually. On October 31, 2008, the Company repurchased $1,750,000 principal amount of its Senior Convertible Notes (see Note 14).

6.  Fair Value of Financial Instruments

In general, fair values utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. The following table presents the carrying amounts and estimated fair values of certain of the Company’s financial instruments as of December 31, 2008 and June 30, 2008 in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (in thousands):

	December 31, 2008		June 30, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Term Loan Payable	$3,700	$3,700	$3,793	$3,793
Senior Convertible Notes Payable – 5.5%	$5,111	$3,169	$6,861	$3,775

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

7.  Business and Credit Risk Concentration

Historically, a substantial portion of our revenue has been generated under contracts with NASA, which were subject to period funding allocations by the agency. NASA’s funding is dependent on receiving annual appropriations from the U.S. Government. During the six month periods ended December 31, 2008 and 2007, approximately 23% and 29%, respectively, of our revenues were generated under U.S. Government contracts. Of the accounts receivable balance as of December 31, 2008, totaling $4.8 million, 73% of the balance is attributed to three customers. For June 30, 2008, the $3.9 million of receivables was comprised of $3.0 million or 77% from the same three customers.

We maintain our cash primarily with major U.S. domestic banks and other financial institutions. The amounts held in interest bearing accounts periodically exceed the insured limit of $250,000 ($100,000 at June 30, 2008) and exceeded that balance as of December 31, 2008 by $1.8 million and at June 30, 2008 by $6.3 million. The terms of other deposits are on demand and are subject to guarantees in full by the FDIC under the Transaction Account Guarantee Program.

In addition, on December, 31, 2008, we held an investment account of $4.1 million with a financial institution other than a bank. These funds are invested in money market funds. We have not incurred losses related to these deposits.

8.  Segment Information

Based on our organization for the second quarter of fiscal year 2009, we operated in three business segments: SPACEHAB Flight Services (“Flight Services”), Astrotech Space Operations (“Astrotech”) and Astrotech Engineering Services (“Engineering Services”). Our Flight Services business segment was founded to commercially develop space habitat modules that operate in the cargo bay of the space shuttles. Flight Services provided access to the modules and integration and operations support services for both NASA and commercial customers. We completed our last manifested space shuttle mission utilizing our space habitat modules in the first quarter of fiscal year 2008. Astrotech provides payload processing facilities and services to serve the spacecraft manufacturing and launch services industries. Engineering Services is primarily engaged in providing engineering services and products to the Government, including NASA.

Our chief operating decision maker utilizes both revenue and loss before income taxes, depreciation and amortization in assessing performance and making overall operating decisions and resource allocations.

Three Months Ended December 31, 2008 (in thousands):

		Income (loss)	Net	Depreciation
		before	Fixed	and
	Revenue	income taxes	Assets	Amortization
Flight Services	$1	$(1,083)	$247	$0
Astrotech	3,695	678	39,887	544
Engineering Services	90	(9)	—	—
Corporate and Other	—	(1,140)	166	27
	$3,786	$(1,554)	$40,300	$571

Three Months Ended December 31, 2007 (in thousands):

		Income (loss)	Net	Depreciation
		before	Fixed	and
	Revenue	income taxes	Assets	Amortization
Flight Services	$498	$(1,282)	$282	$13
Astrotech	2,438	296	41,737	531
Engineering Services	1,374	170	—	—
Corporate and Other	—	(32,027)	487	29
	$4,310	$(32,843)	$42,506	$573

Six Months Ended December 31, 2008 (in thousands):

		Income (loss)	Net	Depreciation
		before	Fixed	And
	Revenue	income taxes	Assets	Amortization
Flight Services	$195	$(1,924)	$247	$15
Astrotech	9,399	2,959	39,887	1,048
Engineering Services	166	(16)	—	—
Corporate and Other	—	(2,518)	166	67
	$9,760	$(1,499)	$40,300	$1,129

Six Months Ended December 31, 2007 (in thousands):

		Income (loss)	Net	Depreciation
		before	Fixed	And
	Revenue	income taxes	Assets	Amortization
Flight Services	$4,081	$(1,072)	$282	$435
Astrotech	6,150	1,653	41,737	1,063
Engineering Services	2,675	314	—	—
Corporate and Other	—	(34,594)	487	111
	$12,906	$(33,699)	$42,506	$1,561

9.  Common Stock Options, Stock Purchase Plans and Other Long Term Incentive Plans

We grant options to employees and directors utilizing three shareholder-approved plans and issue Company stock under an Employee Stock Purchase Plan. Stock options and other equity awards are granted at the sole discretion of the Compensation Committee of the Board of Directors. The number and price of the options granted are specifically defined by the Compensation Committee at the time of each award. Such options typically vest incrementally over a period of four years and generally expire within ten years of the date of grant. Equity awards are valued at the closing bid price for the Company’s stock on the day of grant. As of December 31, 2008, there were 2,567,063 shares available for future grant under the Company’s shareholder approved plans.

The 1994 Stock Incentive Plan

Under the terms of the 1994 Plan, the number and price of the options granted to employees is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. The total number of shares that are available under this plan is 395,000. As of December 31, 2008, there are 157,619 available for grant.

The Directors’ Stock Option Plan

Prior to suspension of the Directors’ Stock Option Plan in January 2008, each new non-employee director received a one-time grant of an option to purchase 1,000 shares of common stock at an exercise price equal to the fair market value on the date of grant. In addition, effective as of the date of each annual meeting of our stockholders, each non-employee director who was elected or continued as a member of the Board of Directors of the Company was awarded an option to purchase 500 shares of common stock. Options under the Director’s Plan vest after one year and expire seven years from the date of grant. The total number of options that are available under this plan is 50,000. As of December 31, 2008, there are 22,000 available for grant.

1997 Employee Stock Purchase Plan

We adopted an employee stock purchase plan that permits eligible employees to purchase shares of common stock of the Company at prices no less than 85% of the current market price. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 10% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole and fractional shares of common stock determined by dividing the contribution account’s balance by the lesser of 85% of the price of a share of common stock on the first day of the quarter or the last day of a quarter. The number of shares of common stock that may be purchased under the plan is 150,000. Through December 31, 2008, employees have purchased 148,265 shares under this plan. During the fourth quarter of fiscal year 2007, we suspended purchases under this plan. The shares purchased under this plan are considered compensatory for accounting and reporting purposes.

2008 Stock Incentive Plan (“2008 Plan”)

On March 27, 2008 the stockholders of the Company approved the 2008 Stock Incentive Plan. The purpose of the 2008 Plan is to foster and promote the long-term financial success of the Company, and to increase shareholder value by attracting, motivating, and retaining key employees, consultants, and directors and providing such participants in the 2008 Plan with a program for obtaining an ownership interest in the Company that links and aligns their personal interests with the Company’s stockholders. The 2008 Plan authorizes grants of stock compensation, restricted stock, stock options, performance units, and other equity based performance awards. The total number of shares that are available under the 2008 Plan is 5,500,000. During the three months ended December 31, 2008, 297,583 options net of cancellations were granted to employees. As of December 31, 2008, there were 2,385,709 shares available for future grant.

Other Stock Based Incentive Awards

•                  Special performance shares – We issued 62,200 performance shares on December 21, 2007, that vest on January 15, 2009, subject to certain events or upon designation by the Compensation Committee. Termination of employment, except for resignation or cause was not an event of forfeiture. The employees receiving special performance shares were subsequently terminated by the Company and the risk of subsequent forfeiture was not material. Consequently, we expensed the entire fair value of the grant $127,510 in the three months ended December 31 of fiscal year 2008 valuing the performance shares at the close of business on the date of grant. Subsequently, 9,750 shares have been forfeited and the stock price has decreased from $2.05 to $0.26 resulting in recovery of $5,245 in the three months ended December 31, 2008.

•                  2007 performance shares – We issued 239,900 performance shares on December 21, 2007, that vest on February 15, 2011 subject to certain events or upon designation by the Compensation Committee. Termination of employment for any cause is an event of forfeiture. We valued the 2007 performance shares granted at the close of business on the date of grant, and recognize expense and accrue an incentive compensation liability, pro rata over the vesting period. 126,000 shares were subsequently forfeited and the stock price decreased from $2.05 to $0.26 which allowed for a recovery of expense in the amount of $935 for the three months ended December 31, 2008.

•                  Restricted stock grants – On March 27, 2008 the Board of Directors granted 25,000 shares of restricted stock to each non-employee director of the Company. The Restricted Stock vests annually over a period of four years and unvested shares are forfeited if the director leaves the Board of Directors prior to the vesting date. On July 18, 2008, the Board of Directors granted a total of 400,000 shares of restricted stock to its named executive officers. The restricted stock vests 50% on January 15, 2009, 25% on January 15, 2010, and 25% on January 15, 2011. In the three months ended December 31, 2008, we recognized compensation and director fee expense of $70,691 for restricted stock grants.

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

Cash Based Long Term Incentive Awards

In December 2007 the Compensation Committee of the Board of Directors adopted and implemented a Long Term Cash Incentive plan. The plan makes cash incentive awards to employees based on the successful completion of certain events and passage of time as established by the Committee. These units vest on February 15, 2011 and are subject to material risk of forfeiture. The Committee has granted such awards to employees valued at $344,900. As of December 31, 2008, the Company had a remaining commitment for such awards of $161,900. We have accrued $57,441 towards this future commitment.

Accounting for Stock Issued to Employees

The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model, which determines inputs as shown in the following table.

	December 31, 2008		December 31,
	2-Year Options	10-Year Options	2007*
Expected Dividend Yield	0	0	N/A
Expected Volatility	1.15	1.15	N/A
Risk Free Interest Rates	0.36%	1.76%	N/A
Expected Option Life (in years)	0.58	6.25	N/A

*No options were issued for the period ended December 31, 2007

Because of differences in option terms and historical exercise patterns among the plans, we have segregated option awards into three homogenous groups for the purpose of determining fair values for options. Valuation assumptions are determined separately for the three groups that represent, respectively, options with a term of 2 years, options generally with a term of 10 years, and options under the Directors Stock Option Plan that generally have a term of 7 years. The assumptions are as follows:

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

A summary of our stock option activity as of December 31, 2008, and changes during the first six months of fiscal year 2009 are presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2008	85,400	$26.48	3.65	$—
Granted	1,161,708	$0.42	5.59	$—
Exercised	—	$—	—	$—
Forfeited/Expired	(52,517)	$1.70	—	$—
Outstanding at December 31, 2008	1,194,591	$2.225	5.37	$—
Exercisable	115,500	$18.575	5.20	$—

The weighted-average grant-date fair value of options granted during the first six months of fiscal year 2009 was $0.25 per share. The intrinsic value for stock options is defined as the difference between the current market value ($0.26 per share as of December 31, 2008) and the grant price. There were no options exercised during the first six months of fiscal year 2009. As of December 31, 2008, there was $224,057 of unamortized expense related to our stock option plans.

10.  Related Party Transactions

We engaged in certain transactions with directors and executive officers during the six months ended December 31, 2008 and December 31, 2007. Following is a description of these transactions:

Astrium GmbH

Dr. Graul, a member of SPACEHAB’s Board of Directors until his resignation in August 2007, is the Executive Vice President for Astrium GmbH (“Astrium”). Astrium provides unpressurized payload and integration efforts to SPACEHAB on a fixed-price basis in addition to providing engineering services as required. For the six months ended December 31, 2007, Astrium’s payload and integration services included in cost of revenue were approximately $1.0 million. Astrium did not provide such services to the Company during the six months ended December 31, 2008. In August 2007 SPACEHAB terminated its ICC/VCC lease agreements with Astrium North America. We agreed to reimburse Astrium North America $1.4 million upon termination of these leases and agreed to provide certain facilities for Astrium’s use without cost to Astrium through December 2008.

Executive Credit Cards

Certain Named Executive Officers of the Company have company paid credit cards for ordinary business expenses. Although the Company pays the amounts on the credit cards, the executive officer is obligated to substantiate the charges and reimburse the Company for any non-business related charges. As of December 31, 2008, the Company had no outstanding receivables on such executive credit cards.

R. Scott Nieboer

On October 31, 2008, (see Note 14) Curtiswood Capital LLC sold $1,750,000 principal amount of the Company’s 5.5% convertible notes due October 2010 to the Company for $1,085,000 plus accrued interest. Mr. Nieboer was a beneficial owner of the repurchased notes.

James D. Royston

Effective December 1, 2008, the Company entered into a seven month lease agreement with Mr. Royston to lease a house located in Melbourne Florida to be used by employees of the Company while conducting business on behalf of the Company. The lease provides for monthly rental payments of $2,900 to Mr. Royston with expenses of utilities and consumables to be paid by the Company.

11.  Recent Accounting Pronouncement

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

12.  Restricted Cash, Advances on Construction Contract, and Contingency

In December 2006, our Astrotech subsidiary was awarded a contract with a governmental agency to modify one of our payload processing facilities to specific requirements of a programmed mission. Under the terms of this $20.0 million fixed-price contract, which has subsequently been increased to $35.2 million, we will own the improvements after completion of the contract obligations. We have entered into a firm fixed price construction subcontract with J. P. Donovan Construction, Inc. to provide a significant portion of the design and construction work that will be required under our contract. The contract requires us to complete the construction on the facility by September 30, 2009 and contains penalties if we do not meet the contracted completion date. As a result we have a contingency of up to $3.0 million in penalties. In accordance with our contracts, payments will be received from our customer on a milestone schedule that generally provides receipt of cash before payments are required to the contractor under their milestone schedule. Receipts in advance of disbursements are retained in a restricted cash account within our subsidiary company and used exclusively for purposes of the contract obligations. As of December 31, 2008, net cash receipts of $6.5 million have been designated as restricted cash for this. A liability of $4.0 million is recognized on the balance sheet as of December 31, 2008, for accrued obligations under this contract relating to such advances. In addition, $0.6 million of cash is held as restricted to comply with bank covenants on our term note and revolving credit facility.

13.  Early Termination of Cost Plus Award Fee Contract

On May 7, 2008, the Company received a letter from ARES Corporation notifying the Company of ARES’s intent to terminate its Cost Plus Award Fee Subcontract with the Company. The Company continued under open task orders relevant to the subcontract until June 5, 2008. The Company and ARES have not resolved certain issues relative to the early termination of the subcontract, including, but not limited to certain accounts receivable from ARES under this subcontract totaling $1.4 million. ARES does not dispute the amount or validity of accounts receivable. The Company is evaluating its contractual rights and other options, including damages, with respect to ARES’s actions.

14.  Purchase of Common Stock and Convertible Notes

Common Stock and Convertible Note Repurchase Program

On March 25, 2003 the Board of Directors authorized us to repurchase up to $1.0 million of our outstanding common stock at market prices. On September 25, 2008, the Board of Directors authorized the repurchase of up to an additional $6.0 million of the Company’s common stock and outstanding convertible notes due October 2010 (see Repurchase of Outstanding Notes below). Any purchases under SPACEHAB’s security repurchase program may be made from time-to-time, in the open market, through block trades or otherwise in accordance with applicable regulations of the Securities and Exchange Commission. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. Additionally, the timing of such transactions will depend on other corporate strategies and will be at the discretion of the management of the Company. As of December 31, 2008, we had repurchased 11,660 shares of common stock at a cost of $117,320 under the program, which represents an average cost of $10.06 per share. The Company has made no purchases of common stock under the program in fiscal years 2008 or 2009. In October 2008, as described below, the Company purchased $1,750,000 principle amount of its outstanding convertible notes at a price of $1,085,000 plus accrued interest.

Repurchase of Outstanding Notes

On October 31, 2008, the Company purchased $1,750,000 principal amount of its outstanding 5.5% convertible notes due October 2010 from Curtiswood Capital LLC. Mr. R. Scott Nieboer, a director of the Company, was a beneficial owner of the repurchased securities. The repurchased notes were acquired at an established market price on the day of trade and will be retired by the Company. The Company has recognized a gain of $665,000 on the transaction in the three months ended December 31, 2008.

15.  Induced Conversion of Convertible Securities and Reverse Stock Split

On October 5, 2007, we announced the successful closing of our offer to exchange (the “Exchange Offer”) any and all of our outstanding 8.0% Convertible Subordinated Notes due 2007 (the “Junior Notes”) and any and all of our outstanding 5.5% Senior Convertible Notes due 2010 (the “Senior Notes”). As a result of the closing of the Exchange Offer, for the approximately $7.4 million in principal amount of Junior Notes tendered, the holders received approximately 550,000 shares of common stock and 8,927 shares of Series C Convertible Preferred Stock on a pre reverse split basis. Following the closing of the Exchange Offer, approximately $2.9 million of Junior Notes remained outstanding pursuant to the original terms of the indenture governing the Junior Notes. On October 15, 2007, we redeemed the outstanding Junior Notes, including accrued interest, for cash. In addition, for the approximately $46.1 million in principal amount of outstanding Senior Notes tendered, the holders received approximately 30.7 million shares of common stock and 46,083 shares of Series C Convertible Preferred Stock on a pre reverse split basis. Following the closing of the Exchange Offer, approximately $6.9 million of Senior Notes remained outstanding pursuant to an indenture governing the Senior Notes that was amended through the elimination of substantially all of the indenture’s restrictive covenants.

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

16.  Establish New Subsidiaries

On October 21, 2008, the Company formed AirWard Corporation and on November 1, 2008, the Company formed 1st Detect Corporation, each being a wholly owned subsidiary of the Company.

17.  Subsequent Events

NASDAQ Deficiency Letters

On April 6, 2008, we received a NASDAQ Staff Determination letter indicating that we failed to comply with NASDAQ Marketplace Rule 4310(c)(4) and that our securities were, therefore, subject to delisting from The NASDAQ Capital Market. Marketplace Rule 4310(c)(4) requires that we maintain a $1.00 bid price. Pursuant to NASDAQ rules we were granted a grace period, which expired on October 6, 2008. On October 7, 2008, we received an additional NASDAQ Staff Determination letter advising us that because we had failed to regain compliance under the $1.00 bid price rule, our shares were to be delisted from the NASDAQ Capital Markets exchange. We filed for an appeal of NASDAQ’s action and were granted a hearing date in November 2008. On October 16, 2008, NASDAQ announced the suspension of Marketplace Rule 4310(c)(4) until January 16, 2009, and advised the Company that it was no longer out of compliance with the Marketplace Rule. On December 23, 2008, NASDAQ advised the Company that its suspension of Marketplace Rule 4310(c)(4) was extended until April 20, 2009.

Renewal of Revolving Credit Facility

Effective February 6, 2009, we renewed our revolving credit facility with a bank for an additional one-year period with no material changes to note.

Director Compensation

On February 10, 2009, the Board of Directors granted annual restricted stock, stock options, and cash compensation to the directors of the Company. Compensation was granted in accordance with the director compensation program adopted by the Board of Directors at its 2007 annual meeting held on March 27, 2008 and confirmed at its 2008 annual meeting held on February 10, 2009.

Company non-employee directors, other than the Chairman of the Audit Committee, Chairman of the Compensation Committee, and Chairman of the Corporate Governance and Nominating Committee, receive an annual stipend of $30,000 paid upon the annual election of each non-employee director or upon joining the Board of Directors. The Chairman of the Audit Committee receives an annual stipend of $40,000 and the Chairman of the Compensation Committee and Chairman of the Corporate Governance and Nominating Committee receives an annual stipend of $35,000, recognizing the additional duties and responsibilities of those roles. In addition, each non-employee director receives a meeting fee of $3,000 for each meeting of the Board of Directors attended in person and $1,000 for each such meeting attended by conference call and $500.00 for each committee meeting attended, except that members of the Audit Committee are compensated at $750.00 per meeting. All directors are reimbursed ordinary and reasonable expenses incurred in exercising their responsibilities in accordance the Company’s Travel and Entertainment Expense Reimbursement policy applicable to all employees of the Company.

Under provisions adopted by the Board of Directors, each non-employee director receives 25,000 shares of restricted common stock issued upon his or her first election to the Board of Directors and an option to purchase an additional 20,000 shares of common stock upon each annual re-election to the Board of Directors. Stock options granted under the plan are priced at the closing market price of the Company’s stock on the day of grant. Restricted stock and stock options granted under the plan vest 25% annually, beginning after 1 year, and terminate in 10 years.

The 25,000 shares of restricted stock and the 80,000 options to purchase stock granted to directors on February 10, 2009, were valued based on $0.32 per share, the closing bid price of the Company’s stock on February 10, 2009. The equity grants were made from the Company’s 2008 Stock Incentive Plan. Total director compensation expense of $30,016 will be recognized over the vesting periods of grants.

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

Financial Summary

SPACEHAB’s first six months operating results for fiscal year 2009 reflected net loss of ($1.5) million. For the first six months of fiscal year 2008 we recorded a net loss of ($33.7) million.

The following table illustrates financial highlights for the six months ended December 31, 2008 and December 31, 2007 (in millions):

For the Six Months Ended	2008	2007	Percent Change
December 31:
Revenue	$9.8	$12.9	(24)%
Net Loss	$(1.5)	$(33.7)	(96)%
Diluted EPS	$(0.09)	$(7.72)	(99)%
As of December 31:
Cash and Cash Equivalents	$1.2	$0.3	300%
Restricted Cash	$6.1	$10.2	(40)%
Total Debt	$8.8	$6.9	28%
Stockholders’ Equity	$34.3	$36.2	(5)%

Business Segments

For the first six months of fiscal year 2009, our Company was comprised of three primary business segments. The following is a brief discussion of each of these segments, including a list of key factors that have affected, and are expected to continue to affect, their respective earnings and cash flows. We also present a brief discussion of our corporate-level expenses along with a summary of our current liquidity position and items that could impact our liquidity position in fiscal year 2009 and beyond.

Astrotech Space Operations, Inc.

Astrotech Space Operations provides all support necessary for its government and commercial customers to successfully process complex communication, Earth observation and deep space satellites in preparation for their launch on a variety of domestic and foreign launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our Astrotech facilities can accommodate five meter class satellites with weights of 11,000 kilograms, encompassing the majority of U.S. based satellite preparation services. During the quarters ended December 31, 2008 and December 31, 2007, Astrotech accounted for 97% and 48%, respectively, of our consolidated revenues.

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

Astrotech Engineering Services, Inc.

Formerly SPACEHAB Government Services, Astrotech Engineering Services provides large scale program technical support and specialized engineering analysis, products and services, and configuration and data management support to NASA and other government customers. Through the second quarter of fiscal year 2008, Engineering Services derived most of its revenue from NASA’s Program Integration and Control (“PI&C”) contract for the International Space Station. The Company’s role in the PI&C contract was terminated in June of 2008. During the quarters ended December 31, 2008 and December 31, 2007, our Engineering Services business unit accounted for 3% and 32%, respectively, of our consolidated revenues.

Earnings from Engineering Services are dependent upon our ability to continue to win contracts with NASA, aerospace and defense contractors, or other government entities through the competitive bidding process; and, our ability to sustain exemplary performance scores in order to achieve performance bonuses. Other factors that have impacted, and are expected to continue to impact earnings and cash flows for this business include:

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

SPACEHAB Orbital Transportation Services, Inc. (“SOTS”)

Historically called SPACEHAB Flight Services, SOTS offered a range of engineering, research, logistics, integration, operations, and ground support services supporting our space shuttle module and pallet assets, and spacecraft owned by other entities. At this time, there are no more scheduled missions to be performed under this business segment as the shuttle space transportation system nears retirement in 2010. During the fiscal year 2008, the Company completed space shuttle mission STS-118, its last contracted module mission, and recognized residual SOTS activity from previous missions. We continue to retain our space shuttle module assets to be available for future opportunities should they arise. During the quarters ended December 31, 2008 and December 31, 2007, our Flight Services business accounted for 0% and 2%, respectively, of our consolidated revenues.

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

•                  Interest costs on our variable rate bank financings and interest earnings on our declining restricted cash balances.

•                  Income taxes and our ability to utilize net operating loss carry forwards to offset future taxes, state income taxes, and the Texas margin tax.

NEW BUSINESS INITIATIVES

Our identified new business initiatives are focused on space-based life sciences, end-to-end space mission assurance services, and commercialization of space-based technologies, which are natural extensions of our 23 years of space industry experience and our core capabilities in these fields. These new business initiatives will require large investments of capital and technical expertise. As of December 31, 2008, we have recorded no revenue from these new business initiatives.

Astrogenetix, Inc. formerly BioSpace Technologies, Inc.

Through Astrogenetix, a natural extension of SPACEHAB’s many years of experience preparing, launching, and operating over 1,500 science payloads in space, the Company is transitioning from supporting government-sponsored basic research into producing commercial products from the microgravity discoveries. This new business initiative involves the use of microgravity platforms, such as the Space Shuttle and the ISS, for the development of space-made products that are to be sold on Earth. Astrogenetix has successfully processed vaccine samples in space on Space Shuttle Flights, STS-118, STS-123, and STS-124, which have resulted in preliminary salmonella vaccine production data.

SPACETECH, Inc.

SPACETECH is an incubator envisioned to commercialize space-industry technologies into real-world applications to be sold to consumers and industry. The 1st Detect mini-mass spectrometer and the AirWard hazardous cargo containers, both developed by SPACEHAB engineers, are being positioned for entry into the commercial marketplace. AirWard is a shipping container designed to meet the specific requirements of the U.S. Department of Transportation for all commercial airlines in U.S. airspace to protect pressurized oxygen bottles from flame and heat during flight. The 1st Detect mini-mass spectrometer offers a low power, portable detection device with potential applications in homeland security, medical, and defense industries. 1st Detect has been awarded a Developmental Testing and Evaluation designation from the U.S. Department of Homeland Security as a “promising anti-terrorism technology.”

RESULTS OF OPERATIONS

For the three months ended December 31, 2008, as compared to the three months ended December 31, 2007.

Revenue. Revenue decreased approximately 12% to $3.8 million for the three months ended December 31, 2008, as compared to $4.3 million for the three months ended December 31, 2007 (in millions).

	Three Months Ended
	December 31,		Dollar	Percent
	2008	2007	Change	Change
Flight Services	$—	$0.5	$(0.5)	100%
Astrotech	3.7	2.4	1.3	54%
Engineering Services	0.1	1.4	(1.3)	(93)%
Other	0.0	0.0	—	—
	$3.8	$4.3	$(0.5)	(12)%

•                  Revenue from our SFS business unit decreased by $0.5 million for the period ended December 31, 2008, as compared to the same period ended December 31, 2007, as a result of the completion of the EVA and PFIP flight hardware produced in the quarter ended December 2007.

Revenue from our Astrotech business unit increased by $1.3 million for the three months ended December 31, 2008, as compared to the three month period ended December 31, 2007. The following summarizes significant items that affected the three months ended December 31, 2008, as compared to the same period ended December 31, 2007:

•                  Increase of $0.3 million a result of revenue earned on construction of the high-bay project in Vandenberg, CA.

•                  Increase of $1.0 million over the prior year quarter ended December 31, 2007, a result of the processing of all or part of six missions as compared to only one mission in the prior fiscal year.

Revenue from our SGS business unit decreased by $1.3 million for the period ended December 31, 2008, as compared to the same period ended December 31, 2007, as a result of the termination of the subcontract with ARES on the PI&C contract of $1.3 million. The contract was completed in June 2008.

Cost of Revenue. Cost of revenue for the three months ended December 31, 2008, decreased by 29% to approximately $3.3 million, as compared to $4.5 million for the same period of the prior year (in millions).

	Three Months Ended
	December 31,		Dollar	Percent
	2008	2007	Change	Change
Flight Services	$0.5	$1.1	$(0.6)	(55)%
Astrotech	2.6	2.2	0.4	18%
Engineering Services	0.2	1.2	(1.0)	(83)%
Other	0.0	0.0	—	—
	$3.3	$4.5	$(1.2)	(27)%

The following summarizes significant items that affected the three months ended December 31, 2008, as compared to the same period ended December 31, 2007 for SFS:

•                  Decrease in cost of revenue related to the completion of the EVA and PFIP flight hardware contracts amounted to approximately $0.3 million.

•                  Decrease in cost of revenue related to further reductions in work force was $0.3 million as the Company had no future space shuttle missions manifested to utilize its modules.

The increase in cost of revenue from our Astrotech business unit of $0.4 million is attributed to the increased number of missions processed in the three months ended December 31, 2008, as compared to the three months ended December 31, 2007.

The decrease in cost of revenue of $1.1 million in our SGS business unit is primarily resulting from the elimination of labor cost associated with the PI&C contract that terminated in June 2008.

Operating Expenses. Operating expenses were $2.7 million for the three months ended December 31, 2008, approximately the same as for the three months ended December 31, 2007. The following summarizes the significant differences between the two periods:

•                  Selling, general and administrative expenses were unchanged for the three months ended December 31, 2008, as compared to the three months ended December 31, 2007, as the cost of the Company’s Austin, Texas administrative office and personnel off-set staff reductions and relocation of the Houston, Texas administrative office.

•                  R&D expenses increased approximately $0.1 million for the three months ended December 31, 2008, as compared to the three months ended December 31, 2007, as the Company increased its R&D of its mini-mass spectrometer and BioSpace vaccine program.

Interest Expense. Interest expense was approximately $0.2 million for the three months ended December 31, 2008, as compared to approximately $46,000 for the three months ended December 31, 2007. The increase in interest expense is primarily due to the Company’s $4.0 million term note closed in February 2008 and advances, since repaid, on the Company’s revolving credit facility.

Interest and Other Income. Interest income is earned on our mortgage receivable due to the sale of our payload processing facility in our SFS segment and on investment of our restricted cash. For the three months ended December 31, 2008, we earned $0.1 million on our investment of restricted cash compared to $0.2 million for the three months ended December 31, 2007. The change was a result of higher cash balances and interest rates for the three months ended December 31, 2007 as compared to the three months ended December 31, 2008. We recognized a loss of ($30.2) million from the conversion of Junior and Senior Notes to common stock in the three months ended December 31, 2007, and a gain of $0.7 million on repurchase of $1.8 million of our notes in the three months ended December 31, 2008.

Income Taxes. Based on our projected effective tax rate for fiscal year 2008 and 2007, we recorded no tax expense.

Net Loss. Net Loss for the three months ended December 31, 2008, was approximately ($1.6) million or ($0.09) per share as compared to net loss of approximately ($32.8) million or ($4.36) per share for the three months ended December 31, 2007.

For the six months ended December 31, 2008, as compared to the six months ended December 31, 2007.

Revenue. Revenue decreased approximately 24% to $9.8 million for the six months ended December 31, 2008, as compared to $12.9 million for the six months ended December 31, 2007 (in millions).

	Six Months Ended
	December 31,		Dollar	Percent
	2008	2007	Change	Change
Flight Services	$0.2	$4.1	$(3.9)	(95)%
Astrotech	9.4	6.1	3.3	54%
Engineering Services	0.2	2.7	(2.5)	(93)%
Other	0.0	0.0	—	—
	$9.8	$12.9	$(3.1)	(24)%

Revenue from our SFS business unit decreased by $3.9 million for the period ended December 31, 2008, as compared to the same period ended December 31, 2007. The following summarizes the significant items that affected the period ended December 31, 2008, as compared to the period ended December 31, 2007:

•                  Decrease in revenue of $3.3 million a result of the mission work for the STS-118 under the Lockheed Martin CMC contract that was completed in September 2007.

•                  The remaining decrease of $0.6 million due to the completion and delivery of the EVA and PFIP flight hardware in November 2007.

Revenue from our Astrotech business unit increased by $3.3 million for the six months ended December 31, 2008, as compared to the six month period ended December 31, 2007. The following summarizes significant items that affected the six months ended December 31, 2008, as compared to the same period ended December 31, 2007:

•                  Increase in revenue of $1.5 million due to the processing of all or part of eight missions at our Florida and California facilities whereas only four were processed for the six months ended December 31, 2007.

•                  Increase of $1.0 million a result of two Sea Launch missions processed and launched during the six months ended December 31, 2008, as compared to no missions for this same period ended December 31, 2007.

•                  Revenue recognized on the California high-bay facility resulted in a $0.8 million increase over the six months ended December 31, 2007, where none of this revenue was recognized.

Revenue from our SGS business unit decreased by $2.5 million for the period ended December 31, 2008, as compared to the same period ended December 31, 2007, due to our subcontract with ARES on the PI&C contract being terminated in June 2008.

Cost of Revenue. Cost of revenue for the six months ended December 31, 2008, decreased by 38% to approximately $6.8 million, as compared to $10.9 million for the same period of the prior year (in millions).

	Six Months Ended
	December 31,		Dollar	Percent
	2008	2007	Change	Change
Flight Services	$1.0	$4.1	$(3.1)	(76)%
Astrotech	5.6	4.6	1.0	22%
Engineering Services	0.2	2.2	(2.0)	(91)%
Other	0.0	0.0	—	—
	$6.8	$10.9	$(4.1)	(38)%

The following summarizes significant items that affected the six months ended December 31, 2008, as compared to the same period ended December 31, 2007 for SFS:

•                  Decrease in cost of revenue of $1.0 million due to the lease payments on the ICC/VCC assets that ceased as the Lockheed Martin CMC contract ended with the STS-118 mission in September 2007.

•                  Decrease of depreciation expense of $0.4 million due to the further write down of flight assets in September 2007.

•                  Decrease of direct labor associated with reductions in the work force amounted to approximately $1.5 million.

•                  Decrease in R&D labor attributed to the ARCTUS bid and proposal effort of approximately $0.2 million.

The following summarizes significant items that affected the six months ended December 31, 2008, as compared to the same period ended December 31, 2007 for Astrotech:

•                  Cost recorded for the California high-bay construction contract excluding the subcontract cost was $0.3 million and was not present for the period ended December 31, 2007.

•                  Increased cost associated with the processing of eight missions for the period ended December 31, 2008, as opposed to four for the period ended December 31, 2007, was approximately $0.7 million.

The decrease of $2.0 million in our SGS business unit is primarily due to the termination of the PI&C contract in June 2008 that resulted in a significant reduction in associated labor cost.

Operating Expenses. Operating expenses increased to $4.9 million for the six months ended December 31, 2008, as compared to approximately $4.8 million for the six months ended December 31, 2007. The following summarizes the significant differences between the two periods:

•                  Selling, general and administrative expenses were $3.8 million for the six months ended December 31, 2008, as compared to $4.0 million for the six months ended December 31, 2007, as the cost of the Company’s Austin, Texas administrative office and personnel offset staff reductions and relocation of the Houston, Texas administrative office.

•                  R&D expenses increased approximately $0.3 million for the six months ended December 31, 2008, as compared to the six months ended December 31, 2007, as the Company increased its R&D of its mini-mass spectrometer and BioSpace vaccine program.

Interest Expense. Interest expense was approximately $0.4 million for the six months ended December 31, 2008, as compared to approximately $1.1 million for the six months ended December 31, 2007. The decrease in interest expense is primarily due to the conversion of $7.4 million of 8.0% convertible subordinated notes due October 2007 and $46.1 million of our 5.5% senior convertible notes due October 2010 into common and convertible preferred stock on October 5, 2007, and repayment of the remaining $2.9 million of 8.0% convertible subordinated notes on October 15, 2007. Interest expense in the six months ended December 31, 2008, includes interest on our $4.0 million term note and advances on our revolving credit facility that have been since repaid.

Interest and Other Income. Interest income is earned on our mortgage receivable due to the sale of our payload processing facility in our SFS segment and on our restricted cash. We earned interest income of $0.2 million over the six month period ended December 31, 2008, from interest of our restricted cash which resulted from higher cash balances and interest rates. We recognized non cash debt conversion expense of ($30.2) million from the conversion of Junior and Senior Notes to common stock in the six months ended December 31, 2007, and a gain of $0.7 million on the repurchase of $1.8 million principal amount of our notes in the six months ended December 31, 2008.

Income Taxes. Based on our projected effective tax rate for fiscal year 2008 and 2007, we recorded no tax expense.

Net Loss. Net Loss for the six months ended December 31, 2008, was approximately ($1.5) million or ($0.09) per share as compared to net loss of approximately ($33.7) million or ($7.72) per share for the six months ended December 31, 2007. The net loss for the six months ended December 31, 2008, includes a non cash gain of $0.7 million for the note repurchase. The net loss for the six months ended December 31, 2007, included a non cash debt conversion expense of ($30.2) million from our induced conversion of convertible securities.

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations. The principal uses of cash flow that affect our liquidity position include both operational expenditures and debt service payments. Management is focused on increasing cash flow and on managing cash effectively through limiting cash investments in long-term assets and reducing overhead expenses.

Cash Flows From Operating Activities. Cash used in operations for the six months ended December 31, 2008, was approximately $0.3 million. During the six months ended December 31, 2007, cash used in operations was ($6.4) million. The significant items affecting the differences in cash flows from operating activities for the six months ended December 31, 2008, as compared to the six months ended December 31, 2007, are discussed below:

•                  Net loss for the six months ended December 31, 2008, was ($1.5) million as compared to net loss for the six months ended December 31, 2007, of ($33.7) million. Included in the net loss for the six months ended December 31, 2007, is ($30.2) million of debt conversion expense recognized as a result of the bond exchange transaction in October 2007. The net loss for the six months ended December 31, 2008, included a non cash gain of $0.7 million on the purchase of $1.8 million of the Company’s notes on the open market.

•                  Depreciation and amortization for the six months ended December 31, 2008, was $1.2 million as compared to $1.7 million for the six months ended December 31, 2007, reflecting completion of the Company’s last module mission in October 2007 and ending of depreciation on the module assets.

•                  Stock based compensation increased from $0.1 million in the six months ended December 31, 2007, to $0.2 million in the six months ended December 31, 2008, due to special stock, restricted stock, and option grants in the six months ended December 31, 2008.

•                  Restricted cash decreased in the six months ended December 31, 2008, by $1.3 million while advances on the construction contract related to the restricted cash decreased by $1.0 million resulting in a net increase in net cash used by operations of $0.3 million while restricted cash and advances on the construction contract increased by a net amount using $2.4 million in the six months ended December 31, 2007.

•                  Accounts receivable increased by $1.0 million in the six months ended December 31, 2008, compared to a decrease of $3.4 million in the six months ended December 31, 2007, as the final module mission was completed in October 2007. The increase in accounts receivable for the six months ended December 31, 2008, includes $1.4 million held in dispute by a customer.

•                  Deferred revenue increased by $1.6 million in the six months ended December 31, 2008, reflecting advance deposits on scheduled but delayed ground processing missions. In the six months ended December 31, 2007, deferred revenue decreased by $0.6 million as the final space shuttle mission was completed.

•                  Accounts payable decreased by $1.1 million in the six months ended December 31, 2008, as the PI&C contract was completed. In the six months ended December 31, 2007, accounts payable increased $2.0 million upon conclusion of the final module mission and settlement of lease and subcontracted work on the module missions with Astrium.

•                  A deposit of $3.1 million on the final space shuttle mission and accrued subcontracted services on the module mission were paid in the six months ended December 31, 2007.

Cash Flows From Investing Activities. For the six months ended December 31, 2008 and 2007, cash flows used in investing activities were $0.2 million and $0.1 million, respectively, reflecting routine capital expenditures.

Cash Flows From Financing Activities. For the six months ended December 31, 2008 and 2007, cash flows used in financing activities were $1.2 million and $2.9 million, respectively. The significant items affecting the differences in cash flows from financing activities for the six months ended December 31, 2008, as compared to the six months ended December 31, 2007, are discussed below:

•                  As part of the bond conversion, we paid off the $2.9 million principal balance of the 8.0% junior subordinated notes payable to bondholders not participating in the exchange for stock during the period ended December 31, 2007. In the six months ended December 31, 2008, we purchased $1.8 million principal amount of our notes on the open market for $1.1 million.

•                  For the six months ended December 31, 2008, we had payments on our Astrotech payload processing facility term note of $0.1 million.

Liquidity

On March 25, 2003 the Board of Directors authorized us to repurchase up to $1.0 million of our outstanding common stock at market prices. On September 25, 2008, the Board of Directors authorized the repurchase of up to an additional $6.0 million of our outstanding common stock or our outstanding 5.5% convertible notes at market prices. Any purchases under our stock repurchase program may be made from time to time, in the open market, through block trades or otherwise in accordance with applicable regulations of the SEC. As of December 31, 2008, we had repurchased 11,660 shares at a cost of $117,320 under the program, which represents an average cost of $10.06 per share. In October 2008, the Company purchased $1,750,000 principle amount of its outstanding convertible notes at a price of $1,085,000 plus accrued interest. We will continue to evaluate the stock repurchase program and the funds authorized for the program.

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

As of December 31, 2008, we had cash and restricted cash on hand of $7.3 million and our working capital deficit was $0.3 million. Restricted cash, which consists of advance payments on a government contract to modify certain spacecraft processing facilities and restricted deposits related to bank covenants, totaled $7.1 million at December 31, 2008. We carry a current liability of $4.0 million for obligations under this construction contract.

In February 2008 (see Note 5), we consummated a financing facility with a commercial bank. This facility provides for a three year $4.0 million term loan, payable in monthly installments of principal in the amount of $22,222 plus interest and a $2.0 million revolving credit facility. The term loan is secured by the assets of our Astrotech subsidiary and the one-year revolving credit facility is secured by Astrotech’s accounts receivable. As of December 31, 2008, we have a balance of $3.7 million outstanding on the term note and nothing outstanding on the revolving credit facility.

Construction Contract Contingency

In August 2007 we entered into a $14.0 million modification to our existing Vandenberg construction contract, which increased the contract to a total of $34.0 million. Subsequent modifications to the contract have increased the amount to $35.2 million. The modification requires us to complete the construction on the redesigned facility by September 30, 2009. The modification contains penalties if we do not meet the contracted completion date. As a result we have a contingency of up to $3.0 million in penalties.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2008, we did not issue any unregistered securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the six months ended December 31, 2008, we did not have any defaults upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the six months ended December 31, 2008, we did not have any submissions of matters to a vote of security holders.

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

SPACEHAB, INCORPORATED

Date: February 11, 2009	/s/Thomas B. Pickens, III
Thomas B. Pickens, III
Chief Executive Officer

/s/Brian K. Harrington
Brian K. Harrington
Senior Vice President and Chief Financial Officer