Form 10-Q
period 2009-03-31
ASTROTECH Corp \WA\
filed 2009-05-14
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               to

Commission File Number: 0-27206

Astrotech Corporation

(Exact name of registrant as specified in this charter)

Washington	91-1273737
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

907 Gemini Street

Houston, Texas 77058-2762

(Address of principal executive offices and zip code)

(713) 558-5000

(Registrant’s telephone number, including area code)

SPACEHAB, Incorporated

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

As of May 7, 2009 there were 16,323,968 shares of the registrant’s common stock outstanding.

ASTROTECH CORPORATION AND SUBSIDIARIES

MARCH 31, 2009 QUARTERLY REPORT ON FORM 10-Q

i

DEFINITIONS

As used in this Form 10-Q, the abbreviations and acronyms contained herein have the meanings set forth below. Additionally, the terms “Astrotech”, “the Company”, “we”, “us” and “our” refer to Astrotech Corporation and its subsidiaries, unless the context clearly indicates otherwise.

1994 Plan	1994 Stock Incentive Plan
2008 Plan	2008 Stock Incentive Plan
Astrium	Astrium GmbH
CMC	Cargo Mission Contract
Common stock	Astrotech Corporation common stock
EPS	Earnings Per Share
ICC	Integrated Cargo Carrier
ISS	International Space Station
NASA	National Aeronautics and Space Administration
PI&C	Program Integration and Control
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
VCC	Vertical Cargo Carrier

PART I:  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASTROTECH CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	June 30,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$1,250	$2,640
Accounts receivable, net	9,402	3,872
Short term note receivable, net	103	175
Prepaid expenses and other current assets	513	464
Total current assets	11,268	7,151
Property and equipment
Flight assets	49,210	49,210
Capital improvements in progress	275	76
Payload processing facilities	42,600	42,600
Furniture, fixtures, equipment and leasehold improvements	18,552	18,244
	110,637	110,130
Less accumulated depreciation and amortization	(70,769)	(69,131)
Property and equipment, net	39,868	40,999
Restricted cash	3,224	8,386
Aerospace metals	466	482
Deferred financing costs, net	99	264
Long term note receivable, net	699	717
Other assets, net	232	212
Total assets	$55,856	$58,211
Liabilities and Stockholders’ Equity
Current liabilities
Revolving note payable	$550	$—
Term note payable - current	267	267
Accounts payable	1,443	1,845
Accounts payable- Astrium	297	754
Income tax payable	556	463
Accrued interest	166	83
Accrued expenses	1,853	2,124
Deferred gains on sale of buildings, current portion	86	86
Deferred revenue, current portion	2,745	1,007
Total current liabilities	7,963	6,629
Accrued contract costs and other	57	40
Advances on construction contract	295	4,863
Deferred gains on sale of buildings, non-current	64	129
Deferred revenue, non-current	1,162	1,227
Term note payable - non current (net of discount)	3,382	3,526
Senior convertible subordinated notes payable — 5.5%	5,111	6,861
Total liabilities	18,034	23,275
Commitments and contingencies
Stockholders’ equity
Common stock, no par value, 75,000,000 shares authorized 16,323,968 and 14,942,718 shares outstanding, respectively	183,306	183,306
Treasury stock, 311,660 shares at cost	(237)	(117)
Additional paid-in capital	1,595	691
Accumulated deficit	(146,842)	(148,944)
Total stockholders’ equity	37,822	34,936
Total liabilities and stockholders’ equity	$55,856	$58,211

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
Revenue	$11,849	$6,588	$21,608	$19,494
Costs of revenue	4,825	4,158	11,593	15,050
Gross profit	7,024	2,430	10,015	4,444
Operating expenses:
Selling, general and administrative	2,671	2,311	6,520	6,324
Research and development	553	593	1,636	1,355
Total operating expenses	3,224	2,904	8,156	7,679
Income (loss) from operations	3,800	(474)	1,859	(3,235)
Interest expense	(167)	(119)	(577)	(1,232)
Debt conversion expense	—	(3)	—	(30,194)
Gain on notes repurchased	—	—	665	—
Interest and other income, net	62	112	248	478
Income (loss) before income taxes	3,695	(484)	2,195	(34,183)
Income tax (expense) benefit	(93)	(350)	(93)	(350)
Net income (loss)	$3,602	$(834)	$2,102	$(34,533)

Net income (loss) per share, basic	$0.22	$(0.06)	$0.13	$(4.48)
Weighted average common shares outstanding, basic	16,547	13,645	16,444	7,702

Net income (loss) per share, diluted	$0.21	$(0.06)	$0.12	$(4.92)
Weighted average common shares outstanding, diluted	17,316	13,645	16,867	7,702

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$2,104	$(34,533)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Non-cash debt conversion expense	—	30,194
Gain on note repurchase	(665)	—
Stock-based compensation	251	212
Common stock paid for services	—	168
Depreciation and amortization	1,687	2,162
Amortization of deferred financing cost	103	—
Recognition of deferred gain	(65)	(166)
Loss on asset sales	(11)	—
Changes in assets and liabilities:
(Increase) decrease in restricted cash	5,162	(229)
(Increase) in accounts receivable	(5,440)	(2,798)
(Increase) in prepaid expenses and other current assets	69	(671)
Decrease in aerospace metals	16	—
Decrease in other assets	(27)	317
Increase (decrease) in deferred revenue	1,673	(510)
(Decrease) in accounts payable, accounts payable-Astrium, accrued interest, and accrued expenses	(286)	(1,668)
(Decrease) in customer deposits	—	(3,106)
(Decrease) in accrued subcontracting services and other	—	(3,612)
Increase (decrease) in advance on construction contract	(4,568)	5,646
(Decrease) in long-term accrued contract costs and other liabilities	—	(96)
Net cash provided by (used in) operating activities	3	(8,690)
Cash flows from investing activities
Purchases of property, equipment and leasehold improvements, net of reimbursements	(538)	(108)
Net cash (used in) provided by investing activities	(538)	(108)
Cash flows from financing activities
Proceeds received from revolving credit facility, net of prepayments	550	—
Payment of term note payable	(200)	3,978
Payment and repurchase of junior notes not participating in exchange	(1,085)	(2,867)
Repurchase of treasury stock	(120)	—
Net cash (used in) provided by financing activities	(855)	1,111
Net change in cash and cash equivalents	(1,390)	(7,687)
Cash and cash equivalents at beginning of period	2,640	9,724
Cash and cash equivalents at end of period	$1,250	$2,037

Non-cash financing activities:
Issuance of common stock for bonds	$—	$83,031
Issuance of common stock for preferred stock	$—	$11,892
Deemed dividend related to induced conversion of preferred shares	$—	$3,344
Cash paid for interest	$388	$340
Cash paid for income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Description of the Company and Operating Environment

Astrotech Corporation (“Astrotech”) formerly SPACEHAB, Incorporated is a provider of governmental and commercial spacecraft pre-launch processing facilities and services, a provider of manned and unmanned payload processing services, and an entrepreneurial force in space commerce providing access to, and utilization of, the unique environment of space. In February 2009, recognizing the mandated end of the U.S. space shuttle program, we changed our name from SPACEHAB, Incorporated to Astrotech Corporation to better reflect our heritage and brand recognition in providing pre-launch processing facilities and services.

Historically, a substantial portion of our revenue has been generated under contracts with NASA, which were subject to periodic funding allocations by the agency. NASA’s funding is dependent on receiving annual appropriations from the U.S. Government. During the quarters ended March 31, 2009 and 2008 approximately 57% and 9% of our revenues were generated under NASA contracts, respectively.

Our Astrotech Ground Operations Business Unit provides commercial spacecraft launch processing services and payload processing facilities in the U.S. These services are offered at the Astrotech facilities in Titusville, Florida and Vandenberg Air Force Base in California. Additionally, Astrotech supplies payload processing and facilities maintenance support services to Sea Launch Company, LLC for its Sea Launch program at the Home Port facilities in Long Beach, California. Our facilities and services are provided on a fixed price per launch basis.

Our Astrotech Engineering Services Business Unit manages projects in need of comprehensive engineering solutions, and provides unique capabilities such as specialty engineering, hardware design and development, and configuration and data management. We continuously review and seek new business opportunities with aerospace and defense contractors, NASA, the Department of Defense, and other governmental agencies, either through prime contracts or teaming with other aerospace companies on new contract bid initiatives.

We continue to offer spacecraft payload processing facilities and services including our SPACEHAB Payload Processing Facility adjacent to Cape Canaveral Air Force Base in Florida through our Astrotech Space Operations Business Unit, formerly SPACEHAB Flight Services. In April 2009 (see Subsequent Event Note 18). we contracted with RSC Energia of the Russian Federation to provide pre-launch services to the Russian MRM1 module which is scheduled to be joined with the ISS in 2010.

Through our SPACETECH, Inc. and Astrogenetix (formerly BioSpace) subsidiaries, we are developing commercial applications for space based technologies. SPACETECH is an incubator envisioned to commercialize space-industry technologies into real-world applications to be sold to consumers and industry. SPACETECH also designs and fabricates space flight hardware. The 1st Detect mini-mass spectrometer and the AirWard hazardous cargo containers, both developed by Astrotech engineers, are being positioned for entry into the commercial marketplace. Astrogenetix is commercializing the use of microgravity platforms, such as the Space Shuttle and the ISS, for the development of space-made products that are to be sold on earth. Astrogenetix has successfully processed vaccine samples in space on Space Shuttle Flights STS-118, STS-123, and STS-124, which have resulted in preliminary salmonella vaccine production data.

Liquidity

As of March 31, 2009, we had cash and restricted cash-on-hand of $4.5 million and our working capital was approximately $3.3 million. Restricted cash, which consists of advance payments on a government contract to modify certain spacecraft processing facilities and restricted deposits relating to bank covenants, totaled $3.2 million at March 31, 2009. We carry a liability of $0.3 million for obligations under this construction contract.

In February 2008 (see Note 5), we consummated a financing facility with a commercial bank. This facility provides for a three year $4.0 million term loan, payable in monthly installments of principal in the amount of $22,222 plus interest and a $2.0 million revolving credit facility. The term loan is secured by the assets of our Astrotech Space Operations, Inc. subsidiary and the one-year revolving credit facility is secured by Astrotech’s accounts receivable. As of March 31, 2009, $3.6 million was outstanding on this note. In February 2009, we renewed the revolving credit facility until February 6, 2010. As of March 31, 2009, $0.6 million was outstanding under the revolving credit facility.

We believe we have sufficient liquidity and backlog to fund ongoing operations for at least the next fiscal year and expect to utilize existing cash and proceeds from operations to support strategies for new business initiatives.

2.  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals necessary, for a fair presentation of the consolidated financial position of Astrotech Corporation and its subsidiaries as of March 31, 2009, and the results of its operations and cash flows for the periods ended March 31, 2009 and 2008. However, the unaudited condensed consolidated financial statements do not include all related footnote disclosures.

The consolidated results of operations for the nine month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the full year. Our results of operations typically fluctuate significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  Net Income (Loss) per Share

Basic net income (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method and the if-converted method.  Dilutive potential common shares include outstanding stock options, convertible debt, and shared-based awards. A reconciliation and the components of basic and diluted net income (loss) per share are as follows (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Numerator:
Net income (loss), basic	$3,602	$(834)	$2,102	$(34,533)
Dilutive convertible debt	55	—	—	—
Dilutive share based payments	3	—	1	—
Dilutive deemed dividend on preferred shares	—	—	—	(3,344)
Net income (loss), diluted	$3,660	$(834)	$2,103	$(37,877)
Denominator:
Denominator for basic net income (loss) per share - weighted average common stock outstanding	16,547	13,645	16,444	7,702
Dilutive common stock equivalents - convertible notes payable	341	—	—	—
Dilutive common stock equivalents - common stock options and share-based awards	428	—	423	—
Denominator for diluted net income (loss) per share - weighted average common stock outstanding and dilutive common stock equivalents	17,316	13,645	16,867	7,702

Basic net income (loss) per share	$0.22	$(0.06)	$0.13	$(4.48)
Diluted net income (loss) per share	$0.21	$(0.06)	$0.12	$(4.92)

The Senior Convertible Subordinated Notes Payable outstanding as of March 31, 2009 and March 31, 2008, which are convertible into 340,904 and 459,133 shares of common stock, respectively, at $15.00 per share, have not been included in the computation of diluted net income (loss) per share for the three months ended March 31, 2008 and the nine months ended March 31, 2009 and March 31, 2008, as the impact to net income (loss) per share is anti-dilutive.

Certain share-based awards including 150,000 shares of restricted stock (see Note 9), were excluded from the computation of net income (loss) per share for the three months ended March 31, 2009 and the nine months ended March 31, 2009 and March 31, 2008, as the impact to net income (loss) per share is anti-dilutive.

Options to purchase 1,217,891 and 1,182,891 shares of common stock at exercise prices ranging from $0.30 to $51.25 per share outstanding for the three and nine months ended March 31, 2009, respectively, were not included in diluted net income per share, as the impact to net income per share is anti-dilutive. Also at March 31, 2008, options to purchase 89,500 shares of common stock at exercise prices ranging from $0.25 to $51.25 per share were outstanding, but were not included in the computation of diluted net income (loss) per share as their effect would be anti-dilutive for the three and nine months then ended.

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

A Summary of Revenue Recognition Methods Follows:

Business Segment	Services/Products Provided	Contract Type	Method of Revenue Recognition
Astrotech Ground Operations	Payload Processing Facilities	Firm Fixed Price — Mission Specific	Ratably, over the occupancy period of a satellite within the facility from arrival through launch

Fixed Fee payable per launch

Sea Launch Facility Management Contract
		Firm Fixed Price — Guaranteed Number of Missions	For multi-year contract payments recognized ratably over the contract period

Astrotech Engineering Services	Configuration Management, Engineering Services	Cost Plus Award/Fixed Fee	Earned as reimbursable costs incurred plus award/fixed fee

Astrotech Space Operations	Commercial Space Habitat Modules, Integration & Operations Support Services	Firm Fixed Price	Percentage-of-completion based on costs incurred

Revenue for Astrotech Ground Operations recognized under a building modification contract with a government agency (see Note 12) is being accounted for under the percentage-of-completion method based on costs incurred over the period of the agreement.

5.  Long Term Debt

Credit Facilities

On February 6, 2008, we entered into a financing facility with a bank providing a $4.0 million term loan terminating February 2011 and a $2.0 million revolving credit facility terminating in February 2009. The term loan requires monthly payments of principal totaling $22,222, plus interest at the rate of prime plus 1.75% and the revolving credit facility incurs interest at the rate of prime plus 1.75%. Funds available under the revolving credit facility are limited to 80% of eligible accounts receivable. Effective February 6, 2009, we renewed the $2.0 million revolving credit facility for an additional one-year period expiring February 2010. The renewal changed the interest rate to the bank’s prime rate plus 0.75% (5.0% at March 31, 2009). On February 14, 2009, we further amended the facility to change the name of SPACEHAB, Incorporated to Astrotech Corporation. The bank financing facilities are secured by the assets of our Astrotech Space Operations, Inc. subsidiary’s Florida facilities and other covenants including a minimum tangible net worth covenant, a cash flow coverage covenant, a debt service coverage ratio, and a ratio of total liabilities to tangible net worth covenant. In addition, the covenants require us to restrict a $0.6 million deposit account balance. The balance of the $4.0 million term loan at March 31, 2009, was $3.6 million. As of March 31, 2009, $0.6 million was outstanding on the $2.0 million revolving credit facility and no amounts were outstanding on June 30, 2008.

Senior Convertible Subordinated Notes Payable

The Company’s 5.5% Senior Convertible Notes payable mature on October 15, 2010 and pay interest on April 15 and October 15 annually. On October 31, 2008, the Company repurchased $1,750,000 principal amount of its Senior Convertible Notes (see Note 14).

6.  Fair Value of Financial Instruments

In general, fair values utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. The following table presents the carrying amounts and estimated fair values of certain of the Company’s financial instruments as of March 31, 2009 and June 30, 2008 in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments (in thousands):

	March 31, 2009		June 30, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Term Loan Payable	$3,649	$3,649	$3,793	$3,793

Senior Convertible Notes Payable — 5.5%	$5,111	$3,169	$6,861	$3,775

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

7.  Business and Credit Risk Concentration

Historically, a substantial portion of our revenue has been generated under contracts with NASA, which were subject to period funding allocations by the agency. NASA’s funding is dependent on receiving annual appropriations from the U.S. Government. During the nine month periods ended March 31, 2009 and 2008, approximately 57% and 61%, respectively, of our revenues were generated under U.S. Government contracts. Of the accounts receivable balance as of March 31, 2009, totaling $9.4 million, 60% of the balance is attributed to three customers. For June 30, 2008, the $3.9 million of receivables was comprised of $3.0 million or 77% from the same three customers.

We maintain our cash primarily with major U.S. domestic banks and other financial institutions. The amounts held in interest bearing accounts periodically exceed the insured limit of $250,000 ($100,000 at June 30, 2008) and exceeded that balance as of March 31, 2009 by $1.4 million and at June 30, 2008 by $6.3 million. The terms of other deposits are on demand and are subject to guarantees in full by the FDIC under the Transaction Account Guarantee Program.

In addition, on March, 31, 2009, we held an investment account of $1.6 million, which is included as part of restricted cash, with a financial institution other than a bank. These funds are invested in money market funds. We have not incurred losses related to these deposits.

8.  Segment Information

Based on our organization, we operate in four business segments: Astrotech Ground Operations, Astrotech Engineering Services, Astrotech Space Operations and SPACETECH. Astrotech Ground Operations provides payload processing facilities and services to serve the spacecraft manufacturing and launch services industry. Our Ground Operations business segment encompasses our Titusville, Florida, Vandenberg Air Force Base, and Sea Launch services and facilities. Astrotech Engineering Services is primarily engaged in providing engineering services and products to the Government, including NASA. Astrotech Space Operations provides space flight assets and integration and operations support services for NASA, foreign space agencies, and commercial customers. Through SPACETECH, the Company is transforming space-based technologies for use on earth. Included in SPACETECH are the Company’s new microgravity processing initiatives operated through Astrogenetix, our AirWard, Inc. containers, and 1st Detect, Inc’s. mini-mass spectrometer, as well as our heritage hardware design and fabrication, developed in support of commercial customers.

Our chief operating decision maker utilizes both revenue and income (loss) before income taxes in assessing performance and making overall operating decisions and resource allocations.

Three Months Ended March 31, 2009
(in thousands):

			Net	Depreciation
		Income (Loss)	Fixed	And
	Revenue	before income taxes	Assets	Amortization
Ground Operations	$11,604	$6,706	$39,485	$520
Engineering Services	107	2	—	—
Space Operations	—	(500)	242	5
SPACETECH	138	(308)	—	—
Corporate and Other	—	(2,205)	141	33
	$11,849	$3,695	$39,868	$558

Three Months Ended March 31, 2008
(in thousands):

			Net	Depreciation
		Income (Loss)	Fixed	And
	Revenue	before income taxes	Assets	Amortization
Ground Operations	$4,975	$1,856	$41,276	$537
Engineering Services	1,453	(74)	—	—
Space Operations	160	(297)	269	21
SPACETECH	—	(451)	—	—
Corporate and Other	—	(1,518)	463	41
	$6,588	$(484)	$42,008	$599

Nine Months Ended March 31, 2009
(in thousands):

			Net	Depreciation
		Income (Loss)	Fixed	And
	Revenue	before income taxes	Assets	Amortization
Ground Operations	$21,003	$9,671	$39,485	$1,567
Engineering Services	273	(14)	—	—
Space Operations	—	(1,642)	242	20
SPACETECH	332	(1,090)	—	—
Corporate and Other	—	(4,730)	141	100
	$21,608	$2,195	$39,868	$1,687

Nine Months Ended March 31, 2008
(in thousands):

			Net	Depreciation
		Income (Loss)	Fixed	And
	Revenue	before income taxes	Assets	Amortization
Ground Operations	$11,125	$3,509	$41,276	$1,600
Engineering Services	4,128	240	—	—
Space Operations	4,241	(1,369)	269	448
SPACETECH	—	(451)	—	—
Corporate and Other	—	(36,112)	463	114
	$19,494	$(34,183)	$42,008	$2,162

9.  Common Stock Options, Stock Purchase Plans and Other Long Term Incentive Plans

We grant options to employees and directors utilizing three shareholder-approved plans and issued Company stock under an Employee Stock Purchase Plan. Stock options and other equity awards are granted at the sole discretion of the Compensation Committee of the Board of Directors. The number and price of the options granted are specifically defined by the Compensation Committee at the time of each award. Such options typically vest incrementally over a period of four years and generally expire within ten years of the date of grant. In July 2008, the Compensation Committee made a special grant of stock options to most employees of the Company. These options have a two-year term and vested in full on January 15, 2009. Equity awards are valued at the closing bid price for the Company’s stock on the day of grant. As of March 31, 2009, there were 2,598,713 shares available for future grant under the Company’s shareholder approved plans.

The 1994 Stock Incentive Plan

Under the terms of the 1994 Plan, the number and price of the options granted to employees is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. The total number of shares that are available under this plan is 395,000. As of March 31, 2009, there are 242,769 available for grant.

The Directors’ Stock Option Plan

Prior to suspension of the Directors’ Stock Option Plan in January 2008, each new non-employee director received a one-time grant of an option to purchase 1,000 shares of common stock at an exercise price equal to the fair market value on the date of grant. In addition, effective as of the date of each annual meeting of our stockholders, each non-employee director who was elected or continued as a member of the Board of Directors of the Company was awarded an option to purchase 500 shares of common stock. Options under the Director’s Plan vest after one year and expire seven years from the date of grant. The total number of options that are available under this plan is 50,000. As of March 31, 2009, there are 23,500 available for grant.

1997 Employee Stock Purchase Plan

We adopted an employee stock purchase plan that permits eligible employees to purchase shares of common stock of the Company at prices no less than 85% of the current market price. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 10% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole and fractional shares of common stock determined by dividing the contribution account’s balance by the lesser of 85% of the price of a share of common stock on the first day of the quarter or the last day of a quarter. The number of shares of common stock that may be purchased under the plan is 150,000. Through March 31, 2009, employees have purchased 148,265 shares under this plan. During the fourth quarter of fiscal year 2007, we suspended purchases under this plan. The shares purchased under this plan are considered compensatory for accounting and reporting purposes.

2008 Stock Incentive Plan

On March 27, 2008, the stockholders of the Company approved the 2008 Stock Incentive Plan. The purpose of the 2008 Plan is to foster and promote the long-term financial success of the Company, and to increase shareholder value by attracting, motivating, and retaining key employees, consultants, and directors and providing such participants in the 2008 Plan with a program for obtaining an ownership interest in the Company that links and aligns their personal interests with the Company’s stockholders. The 2008 Plan authorizes grants of stock compensation, restricted stock, stock options, performance units, and other equity based performance awards. The total number of shares that are available under the 2008 Plan is 5,500,000. During the nine months ended March 31, 2009, 1,169,291 options net of cancellations were granted to employees. As of March 31, 2009, there were 2,330,709 shares available for future grant.

Other Stock Based Incentive Awards

•                  Special performance shares — We issued 62,200 performance shares on December 21, 2007, that were to vest on January 15, 2009, subject to certain events or upon designation by the Compensation Committee. The Compensation Committee has subsequently determined that the requirements for vesting were not met as of January 15, 2009. The Company has therefore terminated the outstanding performance shares and reflected a recovery of $13,637 previously expensed costs.

•                  2007 performance shares — We issued 239,900 performance shares on December 21, 2007, that vest on February 15, 2011 subject to certain events or upon designation by the Compensation Committee. Termination of employment for any cause is an event of forfeiture. We valued the 2007 performance shares granted at the close of business on the date of grant, and recognize expense and accrue an incentive compensation liability, pro rata over the vesting period. 158,500 shares were subsequently forfeited and the stock price decreased from $2.05 to $0.43 which allowed for an expense in the amount of $4,510 for the three months ended March 31, 2009.

•                  Restricted stock grants — On March 27, 2008 the Board of Directors granted 25,000 shares of restricted stock to each non-employee director of the Company. On February 10, 2009, the Board of Directors granted 25,000 shares of restricted stock to a newly elected director and terminated 25,000 shares of unvested restricted stock held by a director who left the Board of Directors prior to the vesting date. The Restricted Stock vests annually over a period of four years and unvested shares are forfeited if the director leaves the Board of Directors prior to the vesting date. On July 18, 2008, the Board of Directors granted a total of 400,000 shares of restricted stock to its named executive officers. The restricted stock vests 50% on January 15, 2009, 25% on January 15, 2010, and 25% on January 15, 2011. In the three months ended March 31, 2009, we recognized compensation and director fee expense of $32,135 for restricted stock grants.

•                  Other equity awards — On July 18, 2008, the Board of Directors granted an award of 1,100,000 shares of unrestricted common stock to Mr. Thomas B. Pickens, III, the Company’s Chief Executive Officer, 200,000 shares of unrestricted common stock to Mr. Barry A. Williamson, then a director, and 150,000 shares of unrestricted common stock to Mr. Mark E. Adams, a director. Such grants of unrestricted common stock were made from the 2008 Plan and compensation expense of $1,002,500 was recognized in fiscal year 2008.

Cash Based Long Term Incentive Awards

In December 2007 the Compensation Committee of the Board of Directors adopted and implemented a Long Term Cash Incentive plan. The plan makes cash incentive awards to employees based on the successful completion of certain events and passage of time as established by the Committee. These units vest on February 15, 2011 and are subject to material risk of forfeiture. The Committee has granted such awards to employees valued at $344,900. As of March 31, 2009, the Company had a remaining commitment for such awards of $129,400. We have accrued $58,507 towards this future commitment.

Accounting for Stock Issued to Employees

The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model, which determines inputs as shown in the following table.

	Grants made in three months ended
	March 31, 2009	March 31, 2008*
Expected Dividend Yield	0	N/A
Expected Volatility	115%	N/A
Risk Free Interest Rates	2.23-2.48%	N/A
Expected Option Life (in years)	6.25	N/A

*No options were issued for the period ended March 31, 2008

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

A summary of our stock option activity as of March 31, 2009, and changes during the first nine months of fiscal year 2009 are presented in the following table:

	Shares Under Fixed Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2008	85,400	$26.475	3.65	$—
Granted	1,266,708	$0.412	6.31	$—
Exercised	—	$—	—	$—
Forfeited/Expired	(103,917)	$1.338	—	$—
Outstanding at March 31, 2009	1,247,891	$2.116	5.38	$—
Exercisable	723,291	$3.305	2.91	$—

The weighted-average grant-date fair value of options granted during the first nine months of fiscal year 2009 was $0.25 per share. The intrinsic value for stock options is defined as the difference between the current market value ($0.43 per share as of March 31, 2009) and the grant price. There were no options exercised during the first nine months of fiscal year 2009. As of March 31, 2009, there was $195,248 of unamortized expense, including external forfeitures, related to our stock option plans.

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

Company non-employee directors, other than the Chairman of the Audit Committee, Chairman of the Compensation Committee, and Chairman of the Corporate Governance and Nominating Committee, receive an annual stipend of $30,000 paid upon the annual election of each non-employee director or upon joining the Board of Directors. The Chairman of the Audit Committee receives an annual stipend of $40,000 and the Chairman of the Compensation Committee and Chairman of the Corporate Governance and Nominating Committee receives an annual stipend of $35,000, recognizing the additional duties and responsibilities of those roles. In addition, each non-employee director receives a meeting fee of $3,000 for each meeting of the Board of Directors attended in person and $1,000 for each such meeting attended by conference call and $500 for each committee meeting attended, except that members of the Audit Committee are compensated at $750 per meeting. All directors are reimbursed ordinary and reasonable expenses incurred in exercising their responsibilities in accordance the Company’s Travel and Entertainment Expense Reimbursement policy applicable to all employees of the Company.

Under provisions adopted by the Board of Directors, each non-employee director receives 25,000 shares of restricted common stock issued upon his or her first election to the Board of Directors and an option to purchase an additional 20,000 shares of common stock upon each annual re-election to the Board of Directors. Stock options granted under the plan are priced at the closing market price of the Company’s stock on the day of grant. Restricted stock and stock options granted under the plan vest 25% annually, beginning after 1 year, and expire in 10 years.

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

10.  Related Party Transactions

We engaged in certain transactions with directors and executive officers during the nine months ended March 31, 2009. Following is a description of these transactions:

Astrium GmbH

Dr. Graul, a member of the Company’s Board of Directors until his resignation in August 2007, is the Executive Vice President for Astrium GmbH (“Astrium”). Astrium provides unpressurized payload and integration efforts to the Company on a fixed-price basis in addition to providing engineering services as required. For the nine months ended March 31, 2008, Astrium’s payload and integration services included in cost of revenue were approximately $1.0 million. Astrium did not provide such services to the Company during the nine months ended March 31, 2009. In August 2007 the Company terminated its ICC/VCC lease agreements with Astrium North America. We agreed to reimburse Astrium North America $1.4 million upon termination of these leases and agreed to provide certain facilities for Astrium’s use without cost to Astrium through December 2008. Since January 2009, Astrium has paid rent for continued use of these facilities. As of March 31, 2009, the Company has a payable of $0.3 million due to Astrium.

Executive Credit Cards

Certain Named Executive Officers of the Company have company paid credit cards for ordinary business expenses. Although the Company pays the amounts on the credit cards, the executive officer is obligated to substantiate the charges and reimburse the Company for any non-business related charges. As of March 31, 2009, the Company had no outstanding receivables on such executive credit cards.

R. Scott Nieboer

On October 31, 2008, (see Note 14) Curtiswood Capital LLC sold $1,750,000 principal amount of the Company’s 5.5% convertible notes due October 2010 to the Company for $1,085,000 plus accrued interest. Mr. Nieboer was a beneficial owner of the repurchased notes. In March 2009, the Company purchased 300,000 shares of its common stock pursuant to its Board approved stock repurchase program (see Note 14) at a price of $0.40 per share. Curtiswood Capital LLC provided transactional services in this transaction.

James D. Royston

Effective December 1, 2008, the Company entered into a seven month lease agreement with Mr. Royston to lease a house located in Melbourne Florida to be used by employees of the Company while conducting business on behalf of the Company. The lease provides for monthly rental payments of $2,900 to Mr. Royston with expenses of utilities and consumables to be paid by the Company.

11.  Recent Accounting Pronouncements

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

Effective December 31, 2008, the Company adopted the Emerging Issues Task Force (“EITF”) Issue No. 08-4: Transition Guidance for Conforming Changes to Issue No. 98-5 (EITF 08-4), which was ratified by the consensus of the FASB in June 2008. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” that resulted from Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This transition guidance is unique in that the current changes reflect matters that should have been addressed in the past, but were missed. Issue No. 08-4 concludes that conforming changes made to Issue No. 98-5 that result from Issue No. 00-27 and Statement No. 150 are effective for financial statements issued for fiscal years ending after December 15, 2008. The effect of these changes is to be applied retrospectively with the cumulative effect of the change being reported in retained earnings. If a company must make a change in its accounting to implement these changes, then the disclosure requirements in FAS 154 should be followed. The Company is currently evaluating the impact of adoption of EITF 08-4. The adoption of EITF 08-4 did not impact the Company’s consolidated financial statements.

In June 2008, the FASB issued Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This staff position addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the allocation in computing earnings per share under the two-class method described in SFAS 128, Earnings Per Share. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The implementation of EIFT 03-6-1 did not impact the Company’s consolidated financial statements.

In November 2007, FASB issued EITF 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”).” EITF 07-1 requires additional disclosures related to collaborative arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The implementation of EITF 03-6-1 did not impact the Company’s consolidated financial statements.

12.  Restricted Cash, Advances on Construction Contract, and Contingency

In December 2006, our Astrotech Ground Operations business unit subsidiary was awarded a contract with a governmental agency to modify one of our payload processing facilities to specific requirements of a programmed mission. Under the terms of this $20.0 million fixed-price contract, which has subsequently been increased to $36.2 million, we will own the improvements after completion of the contract obligations. We have entered into a firm fixed price construction subcontract with J. P. Donovan Construction, Inc. to provide a significant portion of the design and construction work that will be required under our contract. The contract requires us to complete the construction on the facility by September 30, 2009 and contains penalties if we do not meet the contracted completion date. As a result we have a contingency of up to $3.0 million in penalties. In accordance with our contracts, payments will be received from our customer on a milestone schedule that generally provides receipt of cash before payments are required to the contractor under their milestone schedule. Receipts in advance of disbursements are retained in a restricted cash account within our subsidiary company and used exclusively for purposes of the contract obligations. As of March 31, 2009, net cash receipts of $2.6 million have been designated as restricted cash for this. A liability of $0.3 million is recognized on the balance sheet as of March 31, 2009, for accrued obligations under this contract relating to such advances. In addition, $0.6 million of cash is held as restricted to comply with bank covenants on our term note and revolving credit facility.

13.  Early Termination of Cost Plus Award Fee Contract

On May 7, 2008, the Company received a letter from ARES Corporation notifying us of ARES’s intent to terminate its Cost Plus Award Fee Subcontract with the Company. We continued under open task orders relevant to the subcontract until June 5, 2008. The Company and ARES have not resolved certain issues relative to the early termination of the subcontract, including, but not limited to certain accounts receivable from ARES under this subcontract totaling $1.4 million. ARES does not dispute the amount or validity of accounts receivable. The Company has made notice and request under FAR 32.112 to NASA in pursuit of resolution of such withheld payments.

14.  Purchase of Common Stock and Convertible Notes

Common Stock and Convertible Note Repurchase Program

On March 25, 2003 the Board of Directors authorized us to repurchase up to $1.0 million of our outstanding common stock at market prices. On September 25, 2008, the Board of Directors authorized the repurchase of up to an additional $6.0 million of the Company’s common stock and outstanding convertible notes due October 2010 (see Repurchase of Outstanding Notes below). Any purchases under the Company’s security repurchase program may be made from time-to-time, in the open market, through block trades or otherwise in accordance with applicable regulations of the Securities and Exchange Commission. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. Additionally, the timing of such transactions will depend on other corporate strategies and will be at the discretion of the management of the Company. On March 24, 2009, the Company repurchased 300,000 shares at a price of $0.40 per share pursuant to the program. As of March 31, 2009, including the shares repurchased on March 24, 2009, we had repurchased 311,660 shares of common stock at a cost of $237,320 under the program, which represents an average cost of $0.76 per share. In October 2008, as described below, the Company purchased $1,750,000 principle amount of its outstanding convertible notes at a price of $1,085,000 plus accrued interest.

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

As a consequence of the Exchange Transaction, we recognized a non cash debt conversion expense of ($30.2) million in the nine months ended March 31, 2008, and we increased our common stock by $98.3 million.

In November 2007 we converted the 61,550 shares of Series C convertible preferred stock into 89.9 million shares of common stock on a pre reverse split basis and affected a 1 for 10 reverse stock split, reducing our issued and outstanding common stock to 13.6 million shares. All share amounts have been stated to reflect this split for all periods presented.

16.  Commitments

On January 8, 2009, we entered into an employment agreement with Lance W. Lord.  We entered into this new agreement to harmonize terms among our executives, to conform to the requirements of Internal Revenue Code Section 409A, to define employment terms for certain executive officers who had been employed without a formal employment agreement and to extend employment terms of executives for periods ranging from one to two years, thereby ensuring continuity and stability in the ranks of our executive management.

According to the terms of his Employment Agreement effective as of October 6, 2008, Mr. Lord acts as Chief Executive Officer of Astrotech Space Operations, Incorporated. Mr. Lord’s Employment Agreement expires on October 6, 2009, subject to renewal unless otherwise noticed by either Mr. Lord or the Company, for subsequent one year renewal terms. He received an annual base salary of $175,000 and effective January 1, 2009, he received an annual base salary of $225,000. Mr. Lord will participate in the 2008 Key Employee Incentive Bonus Plan with a targeted annual bonus potential of 30% of his base salary. In addition, Mr. Lord will participate in the stock-based long-term incentive compensation program of the Company in accordance with the Company’s practice for administering its Long Term Incentive Compensation Program with respect to Executive Officers. Mr. Lord will be eligible to participate in any pension, retirement, 401(k), profit-sharing and other employee benefits plans or programs of the Company available to other officers of the Company under the terms and conditions of such plans or programs. Mr. Lord is also entitled to certain other perquisites, including supplemental term life, accident, and disability insurance with payment of such premiums by the Company. Mr. Lord has agreed to certain provisions relating to non-competition, confidentiality and non-solicitation of customers and employees.

17.  Establish New Subsidiaries and Terminate Certain Inactive Subsidiaries

On October 21, 2008, the Company formed AirWard Corporation and on November 1, 2008, the Company formed 1st Detect Corporation, each being a wholly-owned subsidiary of the Company. On January 28, 2009 the Company formed Astrotech Corporation, a Delaware corporation, for the purposes of re-incorporation of the Company through the merger of Astrotech Corporation, a Washington corporation, into the Delaware corporation, which has not received shareholder approval for consummation. On January 14, 2009, the Company cancelled the Certificates of Incorporation for Space Station Enterprise LLC and Intermedia LLC, both inactive Limited Liability Companies wholly owned by the Company. On January 26, 2009, the Company’s BioSpace Technologies, Inc. subsidiary changed its name to Astrogenetix, Inc.

18.  Subsequent Events

NASDAQ Deficiency Letter

On April 6, 2008, we received a NASDAQ Staff Determination letter indicating that we failed to comply with NASDAQ Marketplace Rule 4310(c)(4) and that our securities were, therefore, subject to delisting from The NASDAQ Capital Market. Marketplace Rule 4310(c)(4) requires that we maintain a $1.00 bid price. Pursuant to NASDAQ rules we were granted a grace period, which expired on October 6, 2008. On October 7, 2008, we received an additional NASDAQ Staff Determination letter advising us that because we had failed to regain compliance under the $1.00 bid price rule, our shares were to be delisted from the NASDAQ Capital Markets exchange. We filed for an appeal of NASDAQ’s action and were granted a hearing date in November 2008. On October 16, 2008, NASDAQ announced the suspension of Marketplace Rule 4310(c)(4) until January 16, 2009, and advised the Company that it was no longer out of compliance with the Marketplace Rule. On December 23, 2008, NASDAQ advised the Company that its suspension of Marketplace Rule 4310(c)(4) was extended until April 20, 2009, which on March 31, 2009, was further extended to July 19, 2009.

Change in Trading Symbol

Effective May 4, 2009, the Company changed its stock trading symbol to ASTC on the NASDAQ Capital Markets stock exchange.

MRM1 Contract

On April 2, 2009, the Company’s wholly owned subsidiary SPACEHAB Orbital Transportation, Inc. entered into a $1.8 million contract with RSC Energia of the Russian Federation to provide pre-launch facilities and services in preparation of the Mini Research Module for flight aboard the U.S. Space Shuttle. The Mini Research Module is scheduled for launch in May 2010 to become a permanent component of the International Space Station.

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

Financial Summary

Astrotech Corporation’s first nine months operating results for fiscal year 2009 reflected net profit of $2.1 million. For the first nine months of fiscal year 2008 we recorded a net loss of ($34.5) million.

The following table illustrates financial highlights for the nine months ended March 31, 2009 and March 31, 2008 (in millions):

	2009	2008	Percent Change
	(in millions except per share amounts)
For the Nine Months Ended March 31:
Revenue	$21.6	$19.5	11%
Net Profit (Loss)	$2.1	$(34.5)	(106)%
Diluted EPS	$0.12	$(4.92)	—
As of March 31:
Cash and Cash Equivalents	$1.3	$2.0	(35)%
Restricted Cash	$3.2	$6.5	(51)%
Total Debt	$9.3	$10.8	(14)%
Stockholders Equity	$37.8	$35.6	6%

Business Segments

For the first nine months of fiscal year 2009, our Company operated in three primary business segments. The following is a brief discussion of each of these segments, including a list of key factors that have affected, and are expected to continue to affect, their respective earnings and cash flows. We also present a brief discussion of our corporate-level expenses along with a summary of our current liquidity position and items that could impact our liquidity position in fiscal year 2009 and beyond.

Astrotech Ground Operations

Astrotech Ground Operations provides all support necessary for its government and commercial customers to successfully process complex communication, Earth observation and deep space satellites in preparation for their launch on a variety of domestic and foreign launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our Astrotech Ground Operations facilities can accommodate five meter class satellites with weights of 11,000 kilograms, encompassing the majority of U.S. based satellite preparation services. During the quarters ended March 31, 2009 and March 31, 2008, Astrotech Ground Operations accounted for 98% and 76%, respectively, of our consolidated revenues.

Revenue for our Astrotech Ground Operations business unit is generated from various fixed-priced contracts with launch service providers in both the commercial and government markets. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing a spacecraft for launch. The earnings and cash flows generated from our Ground Operations are related to the number of commercial spacecraft launches, which reflects the growth in the satellite-based communications industries; and, the replacement requirements inherent in aging satellites. Other factors that have impacted, and are expected to continue to impact earnings and cash flows for this business include:

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

Astrotech Engineering Services, Inc.

Formerly SPACEHAB Government Services, Astrotech Engineering Services provides large scale program technical support and specialized engineering analysis, products and services, and configuration and data management support to NASA, Department of Defense, and other government customers. Through the second quarter of fiscal year 2008, Engineering Services derived most of its revenue from NASA’s Program Integration and Control (“PI&C”) contract for the International Space Station. The Company’s role in the PI&C contract was terminated in June of 2008. During the quarters ended March 31, 2009 and March 31, 2008, our Engineering Services business unit accounted for 1% and 22%, respectively, of our consolidated revenues.

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

Astrotech Space Operations

Historically called SPACEHAB Flight Services, Astrotech Space Operations, through our SPACEHAB Orbital Transportation, Inc. subsidiary, offers a range of engineering, research, logistics, integration, operations, and ground support services supporting our space shuttle module and pallet assets, and spacecraft owned by other entities. At this time, there are no more scheduled missions to be performed under this business segment as the shuttle space transportation system nears retirement in 2010. During the fiscal year 2008, the Company completed space shuttle mission STS-118, its last contracted module mission, and recognized residual Space Operations activity from previous missions. We continue to retain our space shuttle module assets to be available for future opportunities should they arise. In April 2009 we entered into a contract with RSC Energia of the Russian Federation to provide payload processing and pre-launch facilities and services to prepare the Russian MRM1 module for deployment aboard the U.S. space shuttle to be joined as a permanent component of the International Space Station. During the quarters ended March 31, 2009 and March 31, 2008, our Space Operations business accounted for 0% and 2%, respectively, of our consolidated revenues.

The primary factors impacting our Space Operations business unit earnings and cash flows are the number of space shuttle missions flown, the requirements for use of our space shuttle hardware and the configuration of the cargo handling and research logistics required for each mission. Other factors that have impacted, and are expected to continue to impact earnings and cash flows for this business unit include:

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

Corporate and Other

Significant items impacting future corporate expenses, earnings, and cash flow includes:

•                  Our ability to control sales, general and administrative costs in a period of economic uncertainty and pursuit of new business opportunities;

•                  Interest costs on our variable rate bank financings and interest earnings on our declining restricted cash balances; and

•                  Income taxes and our ability to utilize net operating loss carry forwards to offset future taxes, state income taxes, and the Texas margin tax.

NEW BUSINESS INITIATIVES

Our identified new business initiatives are focused on space-based life sciences, end-to-end space mission assurance services, and commercialization of space-based technologies, which are natural extensions of our 23 years of space industry experience and our core capabilities in these fields. These new business initiatives will require large investments of capital and technical expertise. As of March 31, 2009, we have recorded no revenue from these new business initiatives.

SPACETECH, Inc.

SPACETECH is an incubator envisioned to commercialize space-industry technologies into real-world applications to be sold to consumers and industry. The 1st Detect mini-mass spectrometer and the AirWard hazardous cargo containers, both developed by our engineers, are being positioned for entry into the commercial marketplace.

Astrogenetix, Inc. formerly BioSpace Technologies, Inc.

Through Astrogenetix, a natural extension of our many years of experience preparing, launching, and operating over 1,500 science payloads in space, the Company is transitioning from supporting government-sponsored basic research into producing commercial products from the microgravity discoveries. This new business initiative involves the use of microgravity platforms, such as the Space Shuttle and the ISS, for the development of space-made products that are to be sold on Earth. Astrogenetix has successfully processed vaccine samples in space on Space Shuttle Flights, STS-118, STS-123, and STS-124, which have resulted in preliminary salmonella vaccine production data.

1st Detect, Inc.

Beginning under a NASA sponsored space act agreement, our engineers are pursuing the development of a spectrometer capable of withstanding the environmental demands of space while providing rapid and accurate analysis of chemical components. The 1st Detect mini-mass spectrometer offers a low power, portable detection device with potential applications in homeland security, medical, and defense industries. 1st Detect has been awarded a Developmental Testing and Evaluation designation from the U.S. Department of Homeland Security as a “promising anti-terrorism technology.” In March 2009 we were notified of an award from the U.S. Defense Threat Reduction Agency as an initial phase grant to promote development of the 1st Detect technology. We are currently in advanced stages of negotiation regarding a grant of up to $1.8 million from the Texas Emerging Technology Fund further supporting our development program.

AirWard, Inc.

AirWard is a shipping container designed to meet the specific requirements of the U.S. Department of Transportation for all commercial airlines in U.S. airspace to protect pressurized oxygen bottles from flame and heat during flight. We have developed and certified several models of the AirWard container to accommodate different sized oxygen bottles. The AirWard containers are currently in production to fill orders with delivery dates beginning in May 2009.

RESULTS OF OPERATIONS

For the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.

Revenue. Revenue increased approximately 79% to $11.8 million for the three months ended March 31, 2009, as compared to $6.6 million for the three months ended March 31, 2008 (in millions).

	Three months Ended
	March 31,		Dollar	Percent
	2009	2008	Change	Change
Astrotech Ground Operations	$11.6	$5.0	$6.6	132%
Astrotech Engineering Services	0.1	1.4	(1.3)	(93)%
Astrotech Space Operations	—	—	—	—
SPACETECH	0.1	0.2	(0.1)	(50)%
Other	—	—	—
	$11.8	$6.6	$5.2	79%

Revenue from our Astrotech Ground Operations business unit increased by $6.6 million for the three months ended March 31, 2009, as compared to the three month period ended March 31, 2008. The following summarizes significant items that affected the three months ended March 31, 2009, as compared to the same period ended March 31, 2008:

•                  Decrease in revenue of $1.0 million as a result of having no Sea Launch missions launched during the three months ended March 31, 2009, whereas the three months ended March 31, 2008, include two such missions.

•                  Revenue decreased $1.3 million from the prior year third quarter due to the percentage of completion recognized on the VAFB high bay construction project.

•                  Increase of $6.7 million due to seven missions being processed versus only two for the same quarter last year.

•                  Increase of $2.2 million from construction of launch equipment.

Revenue from our Engineering Services business unit decreased by $1.3 million for the period ended March 31, 2009, as compared to the same period ended March 31, 2008, as a result of the termination of the subcontract with ARES on the PI&C contract of $1.3 million. The contract was completed in June 2008.

There was no revenue generated from our Astrotech Space Operations business unit for period ended March 31, 2009 or period ended March 31, 2008.

Cost of Revenue. Cost of revenue for the three months ended March 31, 2009, increased by 14% to approximately $4.8 million, as compared to $4.2 million for the same period of the prior year (in millions).

	Three months Ended
	March 31,		Dollar	Percent
	2009	2008	Change	Change
Astrotech Ground Operations	$4.4	$2.4	$2.0	83%
Astrotech Engineering Services	0.1	1.3	(1.2)	(92)%
Astrotech Space Operations	—	0.1	(0.1)	(100)%
SPACETECH	0.3	0.2	0.1	50%
Other	—	0.2	(0.2)	(100)%
	$4.8	$4.2	$0.6	14%

The following summarizes significant items that affected the three months ended March 31, 2009, as compared to the same period ended March 31, 2008 for Astrotech Space Operations:

The increase in cost of revenue from our Astrotech Ground Operations business unit of $2.0 million is attributed to the increased number of missions processed in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.

The decrease in cost of revenue of $1.2 million in our Engineering Services business unit is primarily resulting from the elimination of labor cost associated with the PI&C contract that terminated in June 2008.

Cost of revenues for our Astrogenetix and SPACETECH business segments in the three months ended March 31, 2009, increased to $0.3 million from $0.2 million for the three months ended March 31, 2008:

The remaining cost decrease of $0.3 million related to staff reductions and other cost saving measures initiated subsequent to COTS bid proposal in addition to the reduction in Space Operations cost.

Operating Expenses. Operating expenses were $3.2 million for the three months ended March 31, 2009, compared to $2.9 million for the three months ended March 31, 2008. The following summarizes the significant differences between the two periods:

•                  Selling, general and administrative expenses increased by $0.4 million or 17% for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, as the cost of the Company’s Austin, Texas administrative office and personnel off-set staff reductions and relocation of the Houston, Texas administrative office.

•                  R&D expenses of $0.6 million were approximately the same for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, as the Company continued its efforts related to the 1st Detect and AirWard programs.

Interest Expense. Interest expense was approximately $0.2 million for the three months ended March 31, 2009, as compared to approximately $0.1 million for the three months ended March 31, 2008. The increase in interest expense is primarily due to the Company’s $4.0 million term note closed in February 2008 and advances on the Company’s revolving credit facility.

Interest and Other Income. Interest income is earned on our mortgage receivable due to the sale of our payload processing facility in our Space Operations segment and on investment of our restricted cash. For the three months ended March 31, 2009, we earned $0.1 million on our investment of restricted cash compared to $0.1 million for the three months ended March 31, 2008. The change was a result of higher cash balances and interest rates for the three months ended March 31, 2008 as compared to the three months ended March 31, 2009.

Income Taxes. Based on our projected effective tax rate for fiscal year 2008, we recorded no tax expense in the three months ended March 31, 2008. In the three months ended March 31, 2009, we recognized income tax expenses of $0.9 million based upon year to date net income, net of net operating loss carryforward limited due to the Company’s exchange of debt for common stock in October 2007.

Net Profit (Loss). Net Loss for the three months ended March 31, 2008, was approximately ($0.8) million or ($0.06) per diluted share as compared to net profit of approximately $3.6 million or $0.21 per diluted share for the three months ended March 31, 2009.

For the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008.

Revenue. Revenue increased approximately 11% to $21.6 million for the nine months ended March 31, 2009, as compared to $19.5 million for the nine months ended March 31, 2008 (in millions).

	Nine months Ended
	March 31,		Dollar	Percent
	2009	2008	Change	Change
Astrotech Ground Operations	$21.0	$11.1	$9.9	89%
Astrotech Engineering Services	0.3	4.1	(3.8)	(93)%
Astrotech Space Operations	—	4.3	(4.3)	(100)%
SPACETECH	0.3	—	0.3	100%
Other	—	0.0	—	—
	$21.6	$19.5	$2.1	11%

Revenue from our Astrotech Ground Operations business unit increased by $9.9 million for the nine months ended March 31, 2009, as compared to the nine month period ended March 31, 2008. The following summarizes significant items that affected the nine months ended March 31, 2009, as compared to the nine months ended March 31, 2008:

•                  Increase in revenue of $8.8 million due to the processing of all or part of ten missions at our Florida and California facilities whereas only five were processed for the nine months ended March 31, 2008.

•                  Decrease of $1.0 million as a result of two Sea Launch missions processed and launched during the nine months ended March 31, 2008, as compared to no missions for this same period ended March 31, 2009.

•                  Revenue recognized on the California high-bay facility resulted in a $0.4 million decrease over the nine months ended March 31, 2008, where revenue of $2.0 million was recognized.

•                  Revenue recognized from the construction of payload processing support equipment for a customer resulted in $2.5 million in revenue for the period ended March 31, 2009, whereas no revenue of this kind was earned during the period ended March 31, 2008.

Revenue from our Astrotech Engineering Services business unit decreased by $3.8 million for the period ended March 31, 2009, as compared to the same period ended March 31, 2008, due to our subcontract with ARES on the PI&C contract being terminated in June 2008.

Revenue from our Space Operations business unit decreased by $4.3 million for the period ended March 31, 2009, as compared to the same period ended March 31, 2008. The following summarizes the significant items that affected the nine month period ended March 31, 2009, as compared to the period ended March 31, 2008:

•                  Completion of mission work related to the Lockheed Martin CMC contract that ended in September 2007 resulted in a decrease of $3.3 million.

•                  Remaining decrease of $1.0 million due to the completion and delivery of the EVA and PFIP flight hardware in November 2007 and other miscellaneous machine shop work for the period ended March 31, 2008.

Cost of Revenue. Cost of revenue for the nine months ended March 31, 2009, decreased by 23% to approximately $11.6 million, as compared to $15.0 million for the same period of the prior year (in millions).

	Nine months Ended
	March 31,		Dollar	Percent
	2009	2008	Change	Change
Astrotech Ground Operations	$10.1	$7.0	$3.1	44%
Astrotech Engineering Services	0.2	3.4	(3.2)	(94)%
Astrotech Space Operations	0.3	3.4	(3.1)	(91)%
SPACETECH	1.0	1.0	—	—
Other	—	0.2	(0.2)	(100)%
	$11.6	$15.0	$(3.4)	(23)%

The following summarizes significant items that affected the nine months ended March 31, 2009, as compared to the nine months ended March 31, 2008 for Astrotech Ground Operations:

•                  Cost recorded for the California high-bay construction contract excluding the subcontract cost was $0.3 million for the nine months ended March 31, 2009. compared to $0.5 million for the nine months ended March 31, 2008.

•                  Cost associated with support equipment constructed for customers increased cost of revenue by approximately $1.0 million in the period ended March 31, 2009, as compared to the period ended march 31, 2008.

•                  Increased cost associated with the processing of ten missions for the period ended March 31, 2009, as opposed to five for the period ended March 31, 2008, was approximately $2.3 million.

The decrease of $3.2 million in our Astrotech Engineering Services business unit is primarily due to the termination of the PI&C contract in June 2008 that resulted in a significant reduction in associated labor cost.

The following summarizes significant items that affected the nine months ended March 31, 2009, as compared to the nine months ended March 31, 2008 for Astrotech Space Operations:

•                  Reductions in cost of revenue from the lease payments on the ICC/VCC assets that ceased with the completion of the Lockheed Martin CMC contract amounted to $1.0 million.

•                  Depreciation expense decreased by $0.4 million due to a further write down of flight assets in September 2007.

•                  Decrease of labor associated with the reductions in the workforce amounted to $1.5 million.

•                  Decrease in facilities cost of $0.2 million resulting from the relocation of offices.

Operating Expenses. Operating expenses increased to $8.2 million for the nine months ended March 31, 2009, as compared to approximately $7.7 million for the nine months ended March 31, 2008. The following summarizes the significant differences between the two periods:

•                  Selling, general and administrative expenses were $6.5 million for the nine months ended March 31, 2009, as compared to $6.3 million for the nine months ended March 31, 2008, as the cost of the Company’s Austin, Texas administrative office and personnel offset staff reductions and relocation of the Houston, Texas administrative office.

•                  R&D expenses increased approximately $0.3 million for the nine months ended March 31, 2009, as compared to the nine months ended March 31, 2008, as the Company increased its R&D of its mini-mass spectrometer and Astrogenetix vaccine program.

Interest Expense. Interest expense was approximately $0.6 million for the nine months ended March 31, 2009, as compared to approximately $1.2 million for the nine months ended March 31, 2008. Interest expense in the nine months ended March 31, 2009, includes interest on our $4.0 million term note and advances on our revolving credit facility. The reduction in long-term notes payable related to the bond exchange transaction in October 2007 and the repurchase of $1.8 million in notes during October 2008 attributed to the decrease.

Interest and Other Income. Interest income is earned on our mortgage receivable due to the sale of our payload processing facility in our Space Operations segment and on our restricted cash. We earned interest income of $0.2 million over the nine months ended March 31, 2009, from interest of our restricted cash which resulted from higher cash balances and interest rates. We recognized a gain of $0.7 million on the repurchase of $1.8 million principal amount of our notes in the nine months ended March 31, 2009.

Income Taxes. Based on our projected effective tax rate and net loss for fiscal year 2008, we recorded no tax expense in the nine months ended March 31, 2008. In the nine months ended March 31, 2009, we recorded income tax expenses of $0.9 million based upon year to date net income net of net operating loss carryforward limited due to the Company’s exchange of debt for common stock in October 2007.

Net Profit (Loss). Net profit for the nine months ended March 31, 2009, was approximately $2.1 million or $0.12 per diluted share as compared to net loss of approximately ($34.5) million or ($4.92) per diluted share for the nine months ended March 31, 2008. The net loss for the nine months ended March 31, 2009, includes a non cash gain of $0.7 million for the note repurchase.

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations. The principal uses of cash flow that affect our liquidity position include both operational expenditures and debt service payments. Management is focused on increasing cash flow and on managing cash effectively through limiting cash investments in long-term assets and reducing overhead expenses.

Cash Flows From Operating Activities. Cash provided by operations for the nine months ended March 31, 2009, was approximately $0.0 million. During the nine months ended March 31, 2008, cash used in operations was ($8.7) million. The significant items affecting the differences in cash flows from operating activities for the nine months ended March 31, 2009, as compared to the nine months ended March 31, 2008, are discussed below:

•                  Net loss for the nine months ended March 31, 2008, was ($34.5) million as compared to net profit for the nine months ended March 31, 2009, of $2.1 million. The net profit for the nine months ended March 31, 2009, included a non cash gain of $0.7 million on the purchase of $1.8 million of the Company’s notes on the open market.

•                  Stock based compensation increased from $0.2 million in the nine months ended March 31, 2008, to $0.3 million in the nine months ended March 31, 2009, due to special stock, restricted stock, and option grants in the nine months ended March 31, 2009.

•                  Restricted cash decreased in the nine months ended March 31, 2009, by $5.2 million while advances on the construction contract related to the restricted cash decreased by $4.6 million resulting in a net increase in net cash provided by operations of $0.6 million while restricted cash and advances on the construction contract increased by a net amount using $2.4 million in the nine months ended March 31, 2008.

•                  Accounts receivable increased by $2.8 million in the nine months ended March 31, 2008, compared to an increase of $5.4 million in the nine months ended March 31, 2009.

•                  Deferred revenue increased by $1.7 million in the nine months ended March 31, 2009, reflecting advance deposits on scheduled but delayed ground processing missions. In the nine months ended March 31, 2008, deferred revenue decreased by $0.6 million.

•                  Accounts payable decreased by $0.3 million in the nine months ended March 31, 2009. In the nine months ended March 31, 2008, accounts payable increased $2.0 million.

Cash Flows From Investing Activities. For the nine months ended March 31, 2009 and 2008, cash flows used in investing activities were $0.5 million and $0.1 million, respectively, reflecting routine capital expenditures.

Cash Flows From Financing Activities. For the nine months ended March 31, 2009 and 2008, cash flows (used in) provided by financing activities were ($0.9) million and $1.1 million, respectively. The significant items affecting the differences in cash flows from financing activities for the nine months ended March 31, 2009, as compared to the nine months ended March 31, 2008, are discussed below:

•                  In the nine months ended March 31, 2009, we received net proceeds from the revolving credit facility of $0.5 million.

•                  In the nine months ended March 31, 2009, we had payments on our Astrotech payload processing facility term note of $0.2 million.

•                  In the nine months ended March 31, 2009, we purchased $1.8 million principal amount of our notes on the open market for $1.1 million.

•                  In the nine months ended March 31, 2009, the Company purchased 300,000 shares of its common stock at a price of $0.40 per share, totaling $0.1 million.

Liquidity

On March 25, 2003 the Board of Directors authorized us to repurchase up to $1.0 million of our outstanding common stock at market prices (see Note 14). On September 25, 2008, the Board of Directors authorized the repurchase of up to an additional $6.0 million of our outstanding common stock or our outstanding 5.5% convertible notes at market prices. Any purchases under our stock repurchase program may be made from time to time, in the open market, through block trades or otherwise in accordance with applicable regulations of the SEC. As of March 31, 2009, we had repurchased 311,660 shares of common stock at a cost of $237,320 under the program, which represents an average cost of $0.76 per share. In October 2008, the Company purchased $1,750,000 principle amount of its outstanding convertible notes at a price of $1,085,000 plus accrued interest. We will continue to evaluate the stock repurchase program and the funds authorized for the program.

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

As of March 31, 2009, we had cash and restricted cash on hand of $4.5 million and our working capital was $3.3 million. Restricted cash, which consists of advance payments on a government contract to modify certain spacecraft processing facilities and restricted deposits related to bank covenants, totaled $3.2 million at March 31, 2009. We carry a current liability of $0.3 million for obligations under this construction contract.

In February 2008 (see Note 5), we consummated a financing facility with a commercial bank. This facility provides for a three year $4.0 million term loan, payable in monthly installments of principal in the amount of $22,222 plus interest and a $2.0 million one-year revolving credit facility. In February 2009 we extended the $2.0 million revolving credit facility for a second year. The renewal changed the interest rate to the bank’s prime rate plus 0.75% (5.0% at March 31, 2009). The term loan is secured by the Titusville, Florida assets of our Astrotech subsidiary and the one-year revolving credit facility is secured by Astrotech’s accounts receivable. As of March 31, 2009, we have a balance of $3.6 million outstanding on the term note and $0.6 million outstanding on the revolving credit facility.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements, other than operating leases, that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Construction Contract Contingency

In August 2007 we entered into a $14.2 million modification to our existing Vandenberg construction contract, which increased the contract to a total of $34.0 million. Subsequent modifications to the contract have increased the amount to $36.2 million. The modification requires us to complete the construction on the redesigned facility by September 30, 2009. The modification contains penalties if we do not meet the contracted completion date. As a result we have a contingency of up to $3.0 million in penalties.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2009 we did not issue any unregistered securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the nine months ended March 31, 2009 we did not have any defaults upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on February 10, 2009. A quorum of 12,640,162 shares of the Company’s Common Stock, was present and voting. The meeting was recessed to further consider Proposition 5 before the shareholders and was finally reconvened and concluded on May 7, 2009.

(a)          At the 2008 Annual Meeting of Shareholders, candidates for the Board of Directors stood for and were duly elected, with each nominee receiving a vote of at least 11,918,413 votes.

The directors elected by the shareholders are:

	For	Withheld
Mark E. Adams	11,918,413	717,896
General (Ret.) Lance W. Lord	12,200,585	435,723
R. Scott Nieboer	12,198,024	438,285
Sha-Chelle Manning	12,201,284	435,024
John A. Oliva	11,920,701	715,607
Thomas B. Pickens, III	12,047,623	588,685
William F. Readdy	11,918,576	717,732

The following matters were brought to a vote of the shareholders at the meeting:

(b)         The ratification of the appointment of PMB Helin Donovan, LLP as the Company’s independent auditors for fiscal year 2008.

Number of Votes
For	12,550,109
Against	31,667
Abstain	54,532

(c)          The ratification of the approval of the reverse split of common stock in the ratio of 5 for 1.

Number of Votes
For	9,848,826
Against	2,716,125
Abstain	71,356

(d)         The ratification of the approval of the name change from SPACEHAB, Incorporated to Astrotech Corporation.

Number of Votes
For	12,374,805
Against	250,557
Abstain	10,944

(e)          The ratification of the approval of the re-incorporation by merging with and into a newly formed Delaware subsidiary.

Number of Votes
For	9,266,214
Against	1,245,315
Abstain	24,649

Under Washington state law the re-incorporation requires a two-thirds majority of the shareholders vote in favor, in order to be approved and the proposal has not been approved.

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

Astrotech Corporation

Date: May 14, 2009	/s/ Thomas B. Pickens, III
Thomas B. Pickens, III
Chief Executive Officer

/s/ Brian K. Harrington
Brian K. Harrington
Senior Vice President and Chief Financial Officer