Form 10-K
period 2009-06-30
ASTROTECH Corp \WA\
filed 2009-09-28
CIK 1001907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-34426
Astrotech Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1273737
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
401 Congress Ave. Suite 1650
Austin, Texas 78701
(Address of principal executive offices) (Zip code)
(512) 485-9530
(Registrant’s telephone number, including area code)
Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange
Common Stock	on which registered
(no par value)	NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of such stock on the NASDAQ Capital Market on such date of $0.26 was approximately $4,262,107 as of December 31, 2008.
As of September 22, 2009, 16,510,218 shares of the registrant’s Common Stock, no par value, were outstanding.
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

FORWARD-LOOKING STATEMENTS
This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:
•	The effect of economic conditions in the U.S. or other space faring nations that could impact our ability to access space and support or gain customers;

•	Uncertainty about, and our ability to raise sufficient capital to meet our long and short-term liquidity requirements;

•	Our ability to successfully pursue our business plan;

•	Whether we will fully realize the economic benefits under our NASA and other customer contracts;

•	Continued availability and use of the U.S. Space Shuttle and the International Space Station;

•	Technological difficulties and potential legal claims arising from any technological difficulties;

•	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by the manned and unmanned space programs that replace the Space Shuttle Program;

•	Uncertainty in government funding and support for key space programs;

•	The impact of competition on our ability to win new contracts;

•	Uncertainty in securing reliable and consistent access to space;

•	Delays in the timing of performance of other contracts; and

•	Risks described in the “Risk Factors” section of this Form 10-K.
Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in Item 1A “Risk Factors” of this Form 10-K and elsewhere in this Form 10-K, or in the documents incorporated by reference herein. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the Securities and Exchange Commission (“SEC”) or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Form 10-K and in prior or subsequent communications.

ii

PART I
DEFINITIONS
As used in this Form 10-K, the abbreviations and acronyms contained herein have the meanings set forth below. Additionally, the terms “Astrotech”, “the Company”, “we”, “us” and “our” refer to Astrotech Corporation and its subsidiaries, unless the context clearly indicates otherwise.

ARES	ARES Corporation
ASO	Astrotech Space Operations
Astrium	Astrium GmbH (formerly EADS Space Transportation)
ATV	Automated Transfer Vehicle
Boeing	The Boeing Company
CCAFS	Cape Canaveral Air Force Station
COTS	Commercial Orbital Transportation Services
CRADA	Cooperative Research and Development Agreement
DOT	Department of Transportation
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
HTV	H-II Transfer Vehicle
ICC	Integrated Cargo Carrier
IDIQ	Indefinite Delivery, Indefinite Quantity
ISS	International Space Station
KSC	Kennedy Space Center
Lockheed Martin	Lockheed Martin Corporation
NASA	National Aeronautics and Space Administration
PI&C	Program Integration and Control
ReALMS	Research and Logistics Mission Support
SAA	Space Act Agreement
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SMI Plan	Space Media, Inc. Stock Option Plan
SOX	Sarbanes-Oxley Act of 2002
SPACEHAB	SPACEHAB, Inc., the legacy name of the Astrotech Corporation
SSI	Spaceport Systems International
USAF	United States Air Force
VAFB	Vandenberg Air Force Base
VCC	Vertical Cargo Carrier

Item 1.	Business.
Our Company
Astrotech (“Astrotech”, “the Company”, “we”, “us” or “our”) is one of the first independent commercial space businesses in the U.S. and remains a strong entrepreneurial leader in the aerospace industry. Since its incorporation in Washington in 1984, the Company has been a leader in the commercial space industry in preparing and sending satellites, cargo and science into space.
The Astrotech Space Operations (“ASO”) business unit has unsurpassed experience supporting both manned and unmanned missions to space with product and service support which includes space hardware design and manufacturing, research and logistics expertise, engineering and support services, and payload processing and integration. Through new business initiatives such as 1st Detect, Astrogenetix and AirWard, Astrotech continues to pave the way in the commercialization of space by translating space-based technology into terrestrial applications.
Our Business Units
Our Company is currently comprised of two primary business units, which provide the following products and services to the government and commercial markets:
Astrotech Space Operations (“ASO”): ASO is the leading commercial supplier of satellite launch processing services in the United States. ASO provides processing support to government and commercial customers for their complex communication, earth observation and deep space satellites. ASO’s elite spacecraft processing facilities, with more than 300,000 square feet of space, can support the largest five-meter class satellites. ASO has provided launch processing support for government and commercial customers for nearly a quarter century, successfully processing more than 270 spacecraft. Additionally, ASO has developed a proprietary, turn-key approach to the total satellite life cycle, leveraging the Company’s legacy in ground processing operations, engineering and support services. By offering the satellite customer mission design and planning, ground and launch operations, and mission operations and end-user enhancement, ASO ensures End-to-End Mission Assurance for its customers.
Other: Our Other business unit is an incubator envisioned to commercialize space-industry technologies into real-world applications to be sold to consumers and industry. The Other business unit has developed three business initiatives to date: 1st Detect, Astrogenetix and AirWard. 1st Detect Corporation began under a Space Act Agreement with NASA for a chemical detection unit to be used on the ISS. 1st Detect engineers have developed a Miniature Chemical Detector, which we believe is a breakthrough device in the mass spectrometer market that fills a niche by being highly accurate, lightweight, battery-powered, durable and inexpensive. Astrogenetix is among one of the first commercial biotechnology companies to use the unique environment of space to develop medicines. A natural extension of the many years of experience preparing, launching, and operating over 1,500 science payloads in space, Astrogenetix is in the process of developing medicines from microgravity experiments. AirWard Corporation has designed, manufactured and sold shipping containers to transport oxygen bottles and oxygen generators for commercial aircraft as a solution to the U.S. Department of Transportation’s mandate stipulating that U.S. airlines must adhere to stringent containment requirements to protect these potentially volatile payloads from flame, heat and impact during flight.
Governance
We were founded in 1984 as a Washington State Corporation. In 2009, we changed our name to Astrotech Corporation from SPACEHAB, Inc. We maintain an Internet Web site at www.astrotechcorp.com. Our reports on Form 10-K, Form 10-Q, as well as amendments to those reports and press releases are available, free of charge, on our web site as soon as reasonably practical after filing with the SEC. Information contained on our website is not a part of this Form 10-K. Our Committee Charters and Code of Conduct are also available on our web site. Our Chief Executive Officer and Chief Financial Officer executed the required SOX Sections 302 and 906 certifications relating to this Annual Report on Form 10-K, which are filed with the SEC as Exhibits to the Annual Report on Form 10-K.
Competitive Strengths
The majority of the Company’s revenue is derived from ASO, which processes satellites for U.S. launch locations. The only significant competition to ASO’s facilities is from similar U.S. government facilities. However, we believe that the majority of domestic satellites, including most government satellites, are processed at Astrotech due to the state-of-the-art, professionally operated, full-service environment.
In anticipation of the planned Space Shuttle retirement and due to the loss of the research and logistics module contract, the Company has been refocusing its efforts towards building on our industry-leading ground support operations of ASO and offering a more comprehensive set of services to government and commercial satellite customers.

ASTROTECH SPACE OPERATIONS
Our core business is ASO, with spacecraft and payload processing facilities strategically located to support launches from both Florida and California. We are proud of our history, where we have supported over 270 missions in 25 years without negatively impacting a customer’s launch schedule. As a commercial gateway to space, ASO provides world-class ground processing services for both foreign and domestic customers seeking the pre-launch preparation of satellites and payloads. In an industry where execution is paramount despite constantly changing customer launch manifests and processing schedules, ASO has consistently delivered unparalleled customer support. ASO has developed and has begun to offer an End-to-End Mission Assurance capability to serve satellite customers before, during, and after the launch. This initiative is intended to meet an increasing demand from commercial and government customers for new cost-effective and reliable alternatives in the satellite services market.
Products/Services – With more than 300,000 square feet of space owned or managed by ASO, we have provided facilities for pre-launch ground based operations for 25 years for both commercial and government satellites and we are the leader in this service sector.
Market/Customers – ASO services a variety of domestic and international government and commercial customers sending satellites to low-earth-orbit (LEO) or geosynchronous orbit (GEO). ASO has long-term contracts in place with NASA, other U.S. governmental agencies, United Launch Alliance, and Sea Launch, LLC. During fiscal year 2009, ASO accounted for 97% of our consolidated revenues.
As of June 30, 2009, our contract backlog and projected revenue concentration rests primarily with ASO. The ASO contract backlog consists of contracts for future services, contractually guaranteed minimum activity contracts, committed missions under IDIQ contracts and other contractual arrangements. As of June 30, 2009, our contractual backlog and scheduled but uncommitted missions represented the following revenues:

Contract	FY2010	FY2011	Total
ASO Missions	20,339,115	3,809,942	24,149,057
Facility Programs	1,036,338	196,797	1,233,135

Total Backlog	21,375,453	4,006,739	25,382,192

For fiscal year 2010, ASO’s backlog consists of fixed-price satellite missions from various government and commercial entities requiring pre-launch processing services at its Titusville, Florida and VAFB locations.
Growth Strategy – As a leading satellite processing provider, Astrotech is expanding its service offerings beyond ground operations services to offer a comprehensive relationship with each satellite before, during and after launch. This new expanded service offering, End-to-End-Mission-Assurance, includes mission design and planning, ground and launch operations, mission operations and data management.
Competition – Due to the logistical complications of transporting spacecraft internationally, our ASO business unit generally does not compete with launch services based in other countries. ASO has two primary competitors in the payload processing services marketplace in the U.S.:
Commercial
SSI – SSI operates and manages a commercial spaceport at VAFB and is a provider of payload processing and launch services for both commercial and government users. The SSI facility throughput capability is significantly less than that of ASO in VAFB and it is heavily influenced by government customers. The ASO VAFB contract award for the five-meter high bay construction significantly improves ASO’s competitive advantage at VAFB. SSI does not provide payload processing services in support of the CCAFS / KSC launch site, and therefore, does not compete with ASO in Florida.
Governmental
NASA and the USAF own and operate payload processing facilities at both the CCAFS / KSC and VAFB launch sites. These facilities are used to process select government spacecraft only. They are not used to process commercial spacecraft.

OTHER
Astrotech has established a business incubator that selects various qualified technologies that use space-related engineering and technology. The three business initiatives to date are as follows:
1st Detect:
1st Detect began development of a miniature mass spectrometer for use on the ISS under a SAA with NASA in 2005. Based on the Company’s belief that such a device has numerous commercial applications, we began parallel development of a light weight, low power chemical analyzer named 1st Detect. We believe that this device represents a breakthrough in the mass spectrometer market, filling a niche in the marketplace by being accurate, light weight, battery powered, durable, inexpensive and providing a rapid reading of the identified substance.
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
Market/Customers – Given its light weight, ability to run on batteries and relatively low price point, we expect that 1st Detect will open markets that were previously not available to competing units. Potential markets that 1st Detect may serve include Security and Defense, Industrial, Medical and Healthcare, Critical Infrastructure, and First Responders.
Growth Strategy – As we continue development of the 1st Detect product, we are seeking to partner with existing chemical detection/equipment companies where our product could benefit from established distribution channels.
Competition – There are many portable mini mass spectrometer competitors. We believe the 1st Detect product offers a combination of attributes that are currently unavailable in the marketplace in a single product.
Astrogenetix:
Astrogenetix was created to commercialize biotechnology products developed in microgravity (“micro-g”), a unique environment only found in space. We are currently utilizing our 25 year heritage of having sent over 1,500 science experiments to space for NASA, to develop both hardware and procedures needed for drug development utilizing microgravity. Significant Milestones include:
•
Our comprehensive evaluation of the most promising micro-g experiments has led us to believe that commercializing a salmonella vaccine developed in space holds the lowest risk and highest return compared to other potential products reviewed.

•	In 2008, Astrogenetix entered into a formal Space Act Agreement with NASA allowing us to develop products in the Space Shuttle and on the ISS.

•
A contract between Astrogenetix and the Durham Veterans Affairs Medical Center was signed on February 2008 under a Cooperative Research and Development Agreement (“CRADA”). The CRADA secured both the exclusive rights to the intellectual property of the salmonella vaccines discovered in micro-g (not including active duty military personnel), and the exclusive rights to utilize VA laboratories and scientists for pre-flight preparation and post-flight analysis.

•	Astrogenetix secured the rights from NASA to occupy a mid-deck locker on STS-123, STS-124, STS-126, STS-119, STS-125 and STS-128 as part of NASA’s National Lab Pathfinder Missions.

•	Astrogenetix has identified a vaccine candidate for Salmonella.
Product/Service – Astrogenetix’s capabilities include preparing microgravity payloads that can be flown on a variety of launch systems, including the Space Shuttle, the Russian Soyuz, Progress and Photon, the European ATV, the Japanese HTV and the SpaceX Dragon (still under development). Our Vaccine Processing Platform (“VPP”) has been developed to grow microbes in space that, under ideal conditions, can result in significant advantages over traditional earthbound vaccine discovery processes, thus reducing the development time significantly.
Market/Customers – While there have been no sales to date, likely customers will be large international pharmaceutical companies and smaller biotechnology companies. Astrogenetix is currently focused on starting the Food and Drug Administration (“FDA”) process with the salmonella vaccine and is continuing drug development work for other vaccine targets, including Methicillin Resistant Staphylococcus Aureus (MRSA).

Growth Strategy – Our growth strategy is to commercialize the salmonella vaccine by progressing into initial FDA testing. Meanwhile, we will fly other selected vaccine targets to microgravity in available spacecraft. There are six additional Space Shuttle flights until the scheduled retirement of the fleet. While NASA may add more Space Shuttle flights, our business strategy assumes that there will be no further flights after the current manifest.
Competition – There are many earthbound developers of vaccines, including most large pharmaceutical companies and many smaller biotechnology firms. While there are no known competitors developing vaccines in microgravity and with the recent delivery of both the European Space Agency (“ESA”) and the Japanese Space Agency (“JAXA”) nodes on the ISS, competition from foreign governments, academia and commercial companies is anticipated.
AirWard:
The AirWard Containers were developed to fully meet and exceed all of the applicable requirements of the Hazardous Materials Regulations (HMR; 49 CFR Parts 171-180) that are to become effective in October 2009.
Product/Services – The AirWard thermal resistant transportation containers serve the commercial domestic airline industry by providing protective containers for transportation of hazardous materials. AirWard has met the DOT’s stringent requirements, which will apply to all domestic and U.S.-bound airlines, effective October 2009.
Market/Customers – Since the successful completion of the rigorous certification requirements established by DOT for hazardous containment, AirWard has presented its product to many of the domestic commercial airlines as well as regulatory bodies. AirWard began marketing directly to commercial airlines through the Company’s sales staff and announced its first shipment in 2009.
Growth/Strategy – Applying experience in the development of specialized containers for transporting goods in space, we have developed and certified a containment system to meet the DOT’s 2009 requirements.
Competition – There are several other viable competitors providing hazardous containers that claim to meet DOT’s new requirements. Americase and Viking Packaging Specialists are known competitors.
Research and Development
We incurred $2.3 million and $1.4 million in research and development expense during fiscal years 2009 and 2008, respectively. Research and development in fiscal year 2009 has been primarily directed towards development of our 1st Detect mini-mass spectrometer product and Astrogenetix microgravity processing platform. Astrogenetix continues work on processing its FDA application for its salmonella vaccine candidate while continuing research on other potential vaccines, including MRSA. Most recently, Astrogenetix testing samples were included in the latest shuttle Discovery launch, STS-128. The 1st Detect chemical detector debuted at the American Society of Mass Spectrometry Conference in June 2008, during which several companies demonstrated significant interest in the product. Currently, several operational units have been manufactured including a boxed unit and a bench-top development unit. In tandem, we are working on the development of an additional technical capability, which will increase accuracy, increase auto-tuning capability, and reduce size and cost.
Certain Regulatory Matters
We are subject to federal, state, and local laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment in order to protect our domestic technology from unintended foreign exploitation and to regulate certain business practices. We believe that our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and consequential financial liability to us. Compliance with environmental laws and regulations and technology export requirements has not had in the past, and, we believe, will not have in the future, material effects on our capital expenditures, earnings, or competitive position. Our operations are subject to various regulations under federal laws relative to the international transfer of technology, as well as to various federal and state laws relative to business operations. In addition, we are subject to federal contracting procedures, audit, and oversight.

Significant federal regulations impacting our operations include the following:
Federal Regulation of International Business. We are subject to various federal regulations as it relates to the export of certain goods, services, and technology. These regulations, which include the Export Administration Act of 1979 administered by the Commerce Department and the Arms Export Control Act administered by the State Department, impose substantial restrictions on the sharing or transfer of technology to foreign entities. Our activities in the development of space technology and in the processing of commercial satellites deal with the type of technology subject to these regulations. Our operations are conducted pursuant to a comprehensive export compliance policy that provides close review and documentation of activities subject to these laws and regulations.
Foreign Corrupt Practices Act. The Foreign Corrupt Practices Act establishes rules for U.S. companies doing business internationally. Compliance with these rules is achieved through established and enforced corporate policies and documented procedures in our internal procedures and financial controls.
Iran Nonproliferation Act of 2000. This act includes specific prohibitions on commercial activities with certain specified Russian entities engaged in providing goods or services to the International Space Station. Our activities with Rocket Space Corporation, Energia of Russia, are not subject to this act.
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
Truth in Negotiations Act. The Truth in Negotiations Act was enacted for the purpose of providing full and fair disclosure by contractors in the conduct of negotiations with the U.S. Government. The most significant provision included in the Truth in Negotiations Act is the requirement that contractors submit certified cost and pricing data for negotiated procurements above a defined threshold.
Defense Security Service. Occasionally, we are requested to process government spacecraft payloads that must be handled under federal security clearances. To accommodate these requirements, we maintain facility security clearances within certain subsidiaries of the Company and have persons engaged by the Company with necessary active security clearances to support these requirements. Maintenance of an active facility clearance requires dedicated trained personnel, specified facility standards and recordkeeping.
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
Employees Update
As of June 30, 2009, we employed 76 regular full-time employees, none of which were covered by collective bargaining agreements.
On July 21, 2009, the Board of Directors appointed John Porter as Astrotech’s Chief Financial Officer. Mr. Porter, a Senior Vice President of the Company, had been serving as interim CFO since the resignation of Brian K. Harrington on June 4, 2009.

Item 1A.	Risk Factors.
Given the inherent uncertainty and complexity of the businesses that we engage in, our results from operations and financial condition could be materially adversely impacted as set forth below. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impact our business operations.
Our success depends significantly on the establishment and maintenance of successful relationships with our customers.
We have relied on governmental customers for a substantial portion of our revenue. Approximately 65% of our revenue in fiscal year 2009 was generated by various NASA and U.S. Government contracts or subcontracts. The loss of these partners could have a material adverse effect on our business, financial condition and results of operations. We cannot make any assurances that they will require our services in the future, thereforewe continue to work on diversifying our customer base to include other government agencies and commercial industries, while going to great lengths to satisfy the needs of our current customer base.
Termination of our future orders could negatively impact our revenues.
As of June 30, 2009, ASO had a backlog of approximately $25.4 million. Backlog consists of the remaining contract values that have not been recognized. Approximately 95% of ASO’s contract backlog as of June 30, 2009, was derived from mission contracts. Since our government contracts are contingent upon congressional appropriations and can be terminated “for convenience,” we cannot assure that our backlog will ultimately result in revenues.
A branch of the U.S. Government or a commercial competitor could construct spacecraft ground processing facilities, which could significantly reduce the number of missions using Astrotech facilities.
Astrotech provides services for domestic launch sites. In the event that the U.S. Government constructs spacecraft ground processing facilities would compete with the launch sites currently serviced by Astrotech, there could be a reduced need for the use of Astrotech facilities. This would result in direct competition for our existing customers in connection to servicing domestic launch sites, which could significantly reduce our revenues. There can be no assurance that we will be able to compete successfully against any new competitor in this area or that these competitive pressures we may face will not result in reduced revenues and market share.
Compliance with environmental and other government regulations could be costly and could negatively affect our financial condition.
Our business, particularly our ASO business unit, is subject to numerous laws and regulations governing the operation and maintenance of our facilities and the release or discharge of hazardous or toxic substances, including spacecraft fuels and oxidizers, into the environment. Under these laws and regulations, we could be liable for personal injury and cleaning costs and other environmental and property damages, as well as administrative, civil, and criminal penalties. In the event of a violation of these laws, or a release of hazardous substances at or from our facilities, our business, financial condition, and results of operations could be materially adversely affected.
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
A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of our contracts, or disbarment from bidding on U.S. Government contracts. Additionally, U.S. Government contracts generally contain provisions that allow the U.S. Government to unilaterally suspend us from receiving new contracts pending resolution of alleged violations of certain federal laws or regulations, reduce the value of existing contracts, issue modifications to a contract, and control and potentially prohibit the export of our services and associated materials. Prohibition against bidding on future U.S. Government contracts would have a material adverse affect on our financial condition and results of operations.
Our failure to comply with U.S. export control laws and regulations could adversely affect our business.
We are obligated by law and under contract to comply, and to ensure that our subcontractors comply, with all U.S. export control laws and regulations, including the International Traffic in Arms Regulations and the Export Administration Regulations. We are responsible for obtaining all necessary licenses or other approvals, if required, for exports of hardware, technical data, and software, or for the provision of technical assistance. We are also required to obtain export licenses, if required, before utilizing foreign persons in the performance of our contracts if the foreign person will have access to export-controlled technical data or software. The violation of any of the applicable export control laws and regulations, whether by us or any of our subcontractors, could subject us to administrative, civil, and criminal penalties.

Our business could be adversely affected by a negative audit by the U.S. Government.
U.S. Government agencies, including NASA, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure, and compliance with applicable laws, regulations, and standards. The U.S. Government may also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation, and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm that affects our non-governmental business if allegations of impropriety were made against us.
Our facilities located in Florida and California are susceptible to damage caused by hurricanes, earthquakes, or other natural disasters.
Our ASO spacecraft processing facilities on the east coast of Florida are susceptible to damage caused by hurricanes or other natural disasters. In addition, our leased launch processing facilities at VAFB and the facilities we operate at the Port of Long Beach are subject to damage caused by earthquakes. Although we insure our properties and maintain business interruption insurance, there can be no guarantee that the coverage would be sufficient. A natural disaster could result in a temporary or permanent closure of our business operations, thus impacting our future financial performance.
Due to our dependence on the timing of spacecraft launches, our results may fluctuate significantly from quarter to quarter.
The use of our ASO spacecraft processing facilities is highly dependent upon the number of satellite launches planned and executed each year. Additionally, factors beyond our direct control, such as a delay or accident at a launch vehicle support facility, could cause a material change in our financial results. As a result, significant fluctuations should be expected from quarter to quarter in our operating results.
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
If we are unable to anticipate technological advances and customer requirements in the commercial and governmental markets, our business and financial condition will be adversely affected.
Our business strategy outlines the use of decades of experience to expand the services and products we offer to both the governmental and commercial industries. We believe that our growth and future financial performance depend upon our ability to anticipate technological advances and customer requirements. There can be no assurance that we will be able to achieve the necessary technological advances for us to remain competitive. In 2009, we continued new business initiatives for advancing commerce in space. These new business initiatives will require substantial investments of capital and technical expertise. Our failure to anticipate or respond adequately to changes in technology and market requirements, or delays in additional product development or introduction, could have a material adverse effect on our business and financial performance. Additionally, the cost of capital to fund these businesses will likely require dilution of shareholders.
Our inability to generate sufficient cash flow to pay off or refinance our indebtedness with near-term maturities could have a material adverse effect on our financial condition.
We cannot assure that our business will generate cash flows from operations or that future borrowings will be available to us in an amount sufficient to pay our maturing indebtedness as it falls due. As a result, we may need to refinance all or a portion of the debt or we may need to secure new financing before maturity. We cannot be sure that we will be able to obtain financing on reasonable terms or at all, particularly given the general economic situation and lending environment we currently face.
Our earnings and margins may vary due to the nature of our fixed-priced contracts.
Our business mix includes cost-reimbursable and fixed-price contracts. Cost-reimbursable contracts generally have lower profit margins than fixed-price contracts. Our ASO business unit contracts are mainly fixed-price contracts. If we are unable to control costs we incur in performing under the contract, our financial condition and operating results could be materially adversely affected.

Additionally, the costs incurred to operate our core ASO business are near-term fixed. As a result, if we are not able to schedule payload processing in order to optimize our facilities our financial results could be adversely affected.
We plan to develop new products and services. No assurances can be given that we will be able to successfully develop these products and services.
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
Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. We rely on the application of consistent business processes in order to minimize material error and maximize reporting transparency. The estimation of total revenues and cost at completion for many of our contracts is complicated and subject to many unknown variables.
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
Our spacecraft payload processing facilities are specifically designed to process satellites and other payloads and we would lose a substantial portion of their value if we no longer provide these services.
Our ASO spacecraft processing facilities were built specifically to process satellites and space related payloads. If we were required to terminate the processing businesses, the value of these facilities could be impaired and, as a result, the impact on financial condition and results of operations will likely be negatively impacted.
Our inability to maintain required government security clearances and the impact of foreign ownership or control could result in a loss of potential future spacecraft ground processing and other opportunities.
In order to be a service and product provider for spacecraft ground processing and other related activities, we are required to maintain certain government security clearances and we must comply with laws that limit foreign ownership and control. We may be subject to regulatory action and other sanctions if we fail to comply with applicable laws and regulations relating to required security clearances and foreign ownership and control. This could harm our reputation, our prospects for future work and our operating results.
We incur substantial upfront, non-reimbursable costs in preparing proposals to bid on contracts that we may not be awarded.
Preparing a proposal to big on a contract is generally a three to six month process. This process is labor-intensive and results in the incurrence of substantial costs that are generally not retrievable. Additionally, although we may not be awarded a contract, work performance does not commence for several months following completion of the bidding process. If funding problems by the party awarding the contract or other matters further delay our commencement of work, these delays may lower the value of the contract, or possibly render it unprofitable.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
Astrotech relocated its corporate headquarters to Austin, Texas in June 2009. The leased office houses executive management, finance and accounting, marketing and communication, and human resources. We continue to maintain leased offices in Houston, Texas, which accommodate engineering, export compliance, and contract administration.
ASO’s headquarters and Florida operations team are located in a nine-building complex located on a 62-acre space technology campus in Titusville, Florida. This campus encompasses 140,000 square feet of facility space supporting non-hazardous and hazardous flight hardware processing, payload storage, and customer offices.
We maintain a separate 52,000 square foot payload processing facility located in Cape Canaveral, Florida. We negotiated an agreement with the Canaveral Port Authority for the lease of the land for a forty-three year period, expiring 2040. Upon expiration of the land lease, all improvements on the property revert at no cost to the lessor. In May 2005, we sold the facility in Cape Canaveral, Florida for $4.8 million. We now lease back 100% of the facility through December 31, 2010, with an option period of an additional five years.

ASO presently leases a 60-acre site located on Vandenberg Air Force Base in California, and owns five buildings comprising approximately 40,000 square feet. The term of the present land lease expires in July, 2013, with provisions to extend the lease at the request of the lessee and the concurrence of the lessor. Upon final expiration of the land lease, all improvements on the property revert, at the lessor’s option, to the lessor at no cost. During fiscal year 2007, we began an expansion of this facility that will be completed during fiscal year 2010 that will enhance our capabilities to process five-meter class satellite payloads.
We believe that our current facilities and equipment are generally well maintained and in good condition, and are adequate for our present and foreseeable needs.

Item 3.	Legal Proceedings.
In July 2008, the Company filed a claim with its insurance underwriter for recovery of up to $750,000 in lost revenue resulting from the January 2007 launch failure of the Sea Launch operations. After negotiation with our Insurance Company, Affiliated FM, we received a letter in February 2009 denying coverage. We see no further method of recourse and now consider the matter closed.
Except as above, the Company is not a party to any significant pending or threatened proceedings, which in management’s opinion, would have a material adverse effect on our business, financial condition, or results of operation.

Item 4.	Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of stockholders during the fourth quarter of the year ended June 30, 2009.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Registrant’s Common Equity and Related Stockholder Matters
Effective May 4, 2009, the Company changed its stock trading symbol to “ASTC” from “SPAB” on the NASDAQ Capital Markets stock exchange. The following table sets forth the quarterly high and low intra-day bid prices for the periods indicated:

Fiscal 2009	High	Low

First Quarter	$0.60	$0.26
Second Quarter	$0.46	$0.20
Third Quarter	$0.50	$0.20
Fourth Quarter	$1.73	$0.40

Fiscal 2008	High	Low

First Quarter	$6.50	$3.90
Second Quarter	$3.25	$1.10
Third Quarter	$2.26	$0.55
Fourth Quarter	$0.82	$0.37
We have never paid cash dividends. It is our present policy to retain earnings to finance the growth and development of our business; therefore, we do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

We have 75,000,000 shares of Common Stock authorized for issuance. As of September 22, 2009 we had 16,510,218 shares of Common Stock outstanding.
In April 2008, we received a NASDAQ Staff Determination letter indicating that we failed to comply with NASDAQ Marketplace Rule 4310(c)(4), which requires that we maintain a $1.00 bid price, and our securities were, therefore, subject to delisting from the NASDAQ Capital Market. In June 2009, we received a letter from the NASDAQ Listing Qualifications Staff indicating that we regained compliance with the bid price rule, and are currently in compliance with all continued listing standards.
Equity Available for Issuance

	Number of securities to	Weighted average exercise
	be issued upon exercise	price of outstanding	Number of securities
	of outstanding options,	options, warrants, and	remaining available
Plan Category	warrants, and rights	rights	for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,288,387	$2.23	2,656,613
Equity compensation plans not approved by security holders	—	—	—

Total	1,288,387	$2.23	2,656,613

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
The performance graph and table below compare the five-year cumulative total return of our common stock with the comparable five-year cumulative total returns of the Standard & Poor’s Aerospace & Defense Stock Index (“S&P Aerospace & Defense”) and the NASDAQ Composite Stock Index (“NASDAQ Composite”). The figures assume an initial investment of $100 at the close of business on June 30, 2004 in Astrotech Corporation, S&P, and NASDAQ, and the reinvestment of all dividends.

	6/04	6/05	6/06	6/07	6/08	6/09

Astrotech Corporation	100.00	48.64	32.07	17.66	1.55	3.13
NASDAQ Composite	100.00	101.08	109.48	132.58	115.32	91.34
S&P Aerospace & Defense	100.00	116.87	139.20	172.87	152.65	116.18

Issuer Purchases of Equity Securities
In March 2003, our Board of Directors authorized us to repurchase up to $1.0 million of our outstanding stock at market prices. Additionally, in September 2008, the Board of Directors authorized the repurchase of the Company’s outstanding Common Stock or Senior Convertible Notes payable, up to a cumulative amount of $6.0 million. During the year ended June 30, 2009, we repurchased 300,000 shares at a cost of $0.1 million. To date, a total of 311,660 shares at a cost of $0.2 million have been repurchased by the Company.
Sales of Unregistered Securities
Equity Securities
On February 11, 2008, the Company entered into a Stock Purchase Agreement with certain investors for the purchase of 55,000 shares of the Company’s Series D convertible preferred stock for a total price of $5.5 million. Consummation of the transaction was contingent upon NASA awarding us a funded Space Act Agreement under the Commercial Orbital Transportation Services Program (“COTS”) and shareholder approval of the transaction. As consideration for investor commitment to this transaction, the Company issued 150,150 shares of common stock upon entering into the transaction. The Company was not awarded a funded Space Act Agreement under COTS and, except for the 150,150 shares issued, the offering was terminated.
Private Placement of Common Stock
On June 5, 2008, the Company entered into a Securities Purchase Agreement with certain investors, under which the investors agreed to subscribe for and purchase 1,330,000 shares of the Company’s common stock for an aggregate purchase price of $0.6 million. The consummation of the transaction under the Securities Purchase Agreement was contingent upon certain customary conditions precedent to each party’s obligation to close. The 1,330,000 shares of common stock issued under the Securities of the Agreement were sold in reliance on an exemption from registration pursuant to Rule 506 of Regulation D Securities Act of 1933. The Company believes that such issuance of the securities qualified for an exemption under Rule 506 because there were no more than 35 purchasers of securities and each Investor represented at the time of closing that the investor was an “accredited investor” within the meaning of Rule 501 of Regulation D.

Item 6.	Selected Financial Data.
The following table sets forth our selected consolidated financial data as of and for the years ended June 30, 2005, 2006, 2007, 2008, and 2009. Such data has been derived from our consolidated financial statements audited by Grant Thornton LLP for the fiscal years ended June 30, 2005 and 2006, and by PMB Helin Donovan, LLP for the fiscal years ended June 30, 2007, 2008, and 2009. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and our Consolidated Financial Statements and Notes included in this annual report.

	Years Ended June 30,
(In Thousands)	2005		2006	2007		2008		2009
Statement of Operations Data:
Revenue from operations	$59,401		$50,746	$52,762		$25,544		$31,985
Costs of revenue	47,158		46,855 (3)	51,029	(5)	19,540		15,723

Gross profit	12,243		3,891	1,733		6,004		16,262
Selling, general and administrative expenses	1,639	(1)	10,672	13,762	(5)	9,361	(8)	9,760
Research and development expenses	77		410	801		1,375		2,330

Income (loss) from operations	10,527		(7,191)	(12,830)		(4,732)		4,172
Interest expense, net of capitalized amounts and other expenses	5,424		5,174 (4)	3,531		427		(43)
Debt conversion expense	—		—	—		30,194		—
Income tax benefit (expense)	146		(32)	69		(675)		510
Net income (loss)	5,249		(12,397)	(16,292)		(36,028)		4,725
Net income (loss) per common share – basic	$4.16		$(9.73)	$(12.61)		$(4.26)		$0.29
Net income (loss) per common share – diluted	$3.70		$(9.73)	$(12.61)		$(4.26)		$0.28
Shares used in computing net income (loss) per common share – basic	1,261		1,274	1,292		9,254		16,365
Shares used in computing net income (loss) per common share – diluted	1,419		1,274	1,292		9,254		16,904
Cash dividends declared per common share	—		—	—		—		—

Other Data:
Cash provided by (used in) operations	$(7,153)		$3,984 (4)	$6,028	(6)	$(8,598	)(9)	$4,989
Cash provided by (used in) investing activities	17,683	(2)	(1,141)	(1,077	)(7)	(158)		(1,427)

Balance Sheet Data (at period end):
Working capital (deficit) surplus	$5,435		$2,753	$(6,105)		$522		$8,418
Total assets	101,951		85,450	72,475		58,211		58,919
Long-term debt, excluding current portion	64,885		63,250	52,944		10,387		8,435
Stockholders’ equity	14,797		2,809	(13,131)		34,936		40,548

(1)	Includes $7.7 million of net recovery from non-recurring transactions related to the loss of our research double module.

(2)	Includes approximately $8.2 million from ReALMS contract indemnification clause related to the loss of our research double module.

(3)	Includes approximately $6.3 million of non-cash write downs related to our flight unit 3 and the shuttle based flight assets.

(4)	Includes approximately $0.6 million of non-cash charges related to the acceleration of debt placement fees related to the convertible subordinated notes.

(5)
Includes approximately $12.5 million of non-cash write downs related to our flight unit 2 and the shuttle based flight assets and a $0.1 million non-cash write down of an investment in Applied Astronautical Corporation.

(6)
Includes $5.7 million advance for construction of a payload processing facility. Also includes $3.1 million advance from customer for in-flight insurance for STS-118 that was paid in July 2007 to the insurance carrier.

(7)	Includes approximately $6.3 million of restricted cash for the construction of a payload processing facility.

(8)	Includes $3.1 million payment for STS-118 flight insurance.

(9)	Includes approximately $0.2 million of non-cash write downs related to our inventory.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements and notes thereto included elsewhere in this report.
Overview
Astrotech was formed in 1984 to leverage the environment of space for commercial purposes. For the last 25 years, the Company has remained a crucial player in space commerce activities. We have supported the launch of 23 shuttle missions and more than 270 spacecraft, building space hardware and processing facilities, and preparing and processing scientific research for microgravity.
We offer products and services in the following areas:
•	Facilities and support services necessary for the preparation of satellites and payloads for launch.

•	End-to-End Mission Assurance: a turn-key approach to the total satellite lifecycle.
•	Commercialization of space-based technologies into real-world applications.

•	Expertise in qualifying hardware for spaceflight and the habitability and occupational challenges of space.
Our Business Units
Astrotech Space Operations (ASO)
ASO provides all necessary support for its government and commercial customers to successfully process complex communication, earth observation and deep space satellites in preparation for their launch on a variety of domestic and foreign launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our ASO facilities can accommodate five meter class satellites encompassing the majority of U.S. based satellite preparation services. In addition to satellite processing, ASO offers engineering services capabilities that encompass the entire life cycle of a satellite. During fiscal year 2009, ASO accounted for 97% of our consolidated revenues.
Revenue for our ASO business unit is generated from various fixed-priced contracts with launch service providers in both the commercial and government markets. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing a spacecraft for launch. The earnings and cash flows generated from our ASO operations are related to the number of spacecraft launches, which reflects the growth in the satellite-based communications industries and the requirement to replace aging satellites. Other factors that have impacted, and are expected to continue to impact earnings and cash flows for this business include:
•
Our ability to control our capital expenditures, which primarily are limited to modifications to accommodate payload processing for new launch vehicles, upgrading communications infrastructure and other building improvements.

•	The continuing limited availability of competing facilities at the major domestic launch sites that can offer comparable services, leading to an increase in government use of our services.

•	Our ability to complete customer specified facility modifications within budgeted costs and time commitments.

•	Our ability to control and reduce costs in order to maximize profitability of our fixed-priced contracts.
New Business Initiatives
Our identified new business initiatives are focused on commercialization of space-based technologies, which is a natural extension of our 25 years of space industry experience and our core capabilities in these fields. These new business initiatives will require varying investments of capital and technical expertise.
Other
Our Other business unit is an incubator envisioned to commercialize space-industry technologies into real-world applications to be sold to consumers and industry. The 1st Detect Miniature Chemical Detector, Astrogenetix microgravity processing platform and the AirWard hazardous cargo containers are all initiatives developed under our Other business unit. The 1st Detect Chemical Detector offers a low power, portable detection device for a variety of applications. 1st Detect has been awarded a Developmental Testing and Evaluation designation from the U.S. Department of Homeland Security as a “promising anti-terrorism technology” and is the recipient of a Phase I award from the U.S. Army’s Chemical and Biological Defense (CBD) Small Business Innovation Research (SBIR) Program. Astrogenetix is performing drug discovery in microgravity as part of the National Lab Pathfinder Missions designed by NASA and has identified a vaccine candidate for Salmonella. AirWard is a shipping container designed to meet the specific requirements of the U.S. Department of Transportation for all commercial airlines in U.S. airspace to protect pressurized oxygen bottles from flame and heat during flight.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY
Balance Sheet
Our total assets at June 30, 2009 were $58.9 million compared to total assets of $58.2 million at the end of fiscal year 2008. The following table sets forth the significant components of the balance sheet as of June 30, 2009, compared with 2008 (in thousands):

	Year Ended June 30,
	2009	2008	Variance
Assets:
Current assets	$17,600	$7,151	$10,449
Property and equipment, net	40,226	40,999	(773)
Other assets, net	1,093	10,061	(8,968)

Total	$58,919	$58,211	708

Liabilities and stockholders’ equity:
Current liabilities	$9,182	$6,629	$2,553
Long-term debt	8,435	10,387	(1,952)
Other long-term liabilities	754	6,259	(5,505)
Stockholders’ equity	40,548	34,936	5,612

Total	$58,919	$58,211	$708

Current Assets. An increase in accounts receivable of $8.4 million resulted primarily from ASO mission contracts, which were completed but unbilled due to revenue being recognized prior to the milestone billing period. The increase in cash and cash equivalents of $2.0 million now includes the remaining cash which was formerly classified as restricted in other assets (net). In fiscal year 2009, the Board of Directors removed the self-imposed restriction, as a majority of the construction for the facility at VAFB was complete.
Property and Equipment, net. Depreciation and amortization expense of $2.2 million exceeded capital expenditures of $1.4 million.
Current Liabilities. Current liabilities increased by $2.6 million as compared to June 30, 2008 as a result of an increase in accounts payable of $0.4 million due to timing of payments and an increase in short term deferred revenue of $2.6 million. The short term deferred revenue reflects $1.8 million related to the increased pre-launch processing activity at ASO and for the Mini Research Module 1 (MRM1).
Long-term debt-less current portion. Long-term debt-less current portion decreased $1.9 million as compared to June 30, 2008, as a result of the $1.8 million repurchase of outstanding senior convertible notes payable and term loan payments of $0.1 million.
Other long-term liabilities. Other long-term liabilities decreased $5.5 million as compared to June 30, 2008, due to the fact that a majority of the construction for the facility at VAFB was complete.
Liquidity and Capital Resources
As of June 30, 2009, we had cash and cash equivalents of $4.7 million and our working capital was approximately $8.4 million. As of June 30, 2008 we had cash and restricted cash-on-hand of $11.0 million and our working capital was approximately $0.5 million. The following is a summary of the change in our cash and cash equivalents for the years ended June 30:

	2009	2008
Net cash provided by (used in) operating activities	$4,972	$(8,598)
Net cash used in investing activities	(1,427)	(158)
Net cash provided by (used in) financing activities	(1,455)	1,672

Net increase (decrease) in cash and cash equivalents	$2,090	$(7,084)

Operating Activities
Cash provided by operations for the year ended June 30, 2009 was $5.0 million as compared with cash used in operating activities of $8.6 million for the year ended June 30, 2008. Significant items affecting operating cash flows at June 30, 2009 were our net income of $4.7 million and depreciation and amortization of $2.2 million. At June 30, 2008, operating cash flow included a net loss of $36.0 million and depreciation and amortization of $2.7 million. Included in the net loss for fiscal year 2008 was a $30.2 million of expenses related to the bond exchange transactions in October 2007.
Changes in assets and liabilities affecting our operating cash flows for fiscal year 2009 are as follows:
Assets. Restricted cash decreased $8.4 million for year ended June 30, 2009. The self-imposed restriction in fiscal year 2008 was designated for use in constructing a government processing facility. In fiscal year 2009, the Board of Directors removed the self-imposed restriction, as a majority of the construction for the facility at VAFB was complete. Any remaining amount from prior restricted cash is now classified as a current asset in cash.
Accounts receivable increased by $8.4 million during fiscal year 2009 mainly due to unbilled contracts with ASO, which represents revenue recognized prior to the milestone billing period.
Liabilities. Advances on the construction contract decreased by $4.9 million in fiscal year 2009. The decrease in advances on the construction contract was due to the fact that a majority of the construction for the facility at VAFB was complete. ASO received a significant portion of milestone payments on our contract with a governmental agency to design and build a new processing facility, which was partially offset by payments to subcontractors for work performed during the period.
Deferred revenue increased $2.0 million in fiscal year 2009. This represents amounts collected from customers for projects, products, or services expected to be provided at a future date.
Investing Activities
In fiscal year 2009, there was an increase in capital improvements related to ASO projects of $0.7 million. Capital expenditures for furniture, fixtures, and equipment and leasehold improvements increased $0.5 million, ASO machinery and equipment of $0.2 million and leasehold improvements on the Houston office location of $0.1 million.
Financing Activities
Cash used in financing activities for the year ended June 30, 2009, was $1.5 million as compared with cash provided by financing activities of $1.7 million for the year ended June 30, 2008. In fiscal year 2009, the Company purchased $1.8 million in principal amount of its outstanding senior convertible notes offset by a gain of $0.7 million. The Company also made payments for the term loan of $0.1 million and repurchased $0.1 million in treasury stock. In 2008, the Company received $0.7 million in proceeds from the issuance of common stock and $3.8 million in net proceeds received from the term loan facility.
Exchange Offer. In October 2007, we announced the successful closing of our offer to exchange (the “Exchange Offer”) our outstanding 8.0% Convertible Subordinated Notes due 2007 (the “Junior Notes”) and our outstanding 5.5% Senior Convertible Notes due 2010 (the “Senior Notes”). As a result of the closing of the Exchange Offer, for the approximately $7.4 million in principal amount of Junior Notes tendered, the holders received approximately 550,000 shares of common stock and 9,000 shares of Series C Convertible Preferred Stock on a pre-reverse split basis. Following the closing of the Exchange Offer, approximately $2.9 million of Junior Notes remained outstanding pursuant to the original terms of the indenture governing the Junior Notes. On October 15, 2007 we redeemed the outstanding Junior Notes, including accrued interest, for cash. In addition, for the approximately $46.1 million in principal amount of outstanding Senior Notes tendered, the holders received approximately 30.7 million shares of common stock and 46,000 shares of Series C Convertible Preferred Stock on a pre-reverse split basis. Following the closing of the Exchange Offer, approximately $6.9 million of Senior Notes remained outstanding pursuant to an indenture governing the Senior Notes that was amended through the elimination of substantially all of the indenture’s restrictive covenants.
In addition, as a result of the closing of the Restructuring and Exchange Agreement, effective August 31, 2007, among the Company and certain holders of Junior Notes and Senior Notes, the Company issued to Astrium 1,333,000 shares of common stock and 7,000 shares of Series C Convertible Preferred Stock on a pre-reverse split basis in exchange for Astrium’s existing 1,333,000 shares of Series B Convertible Preferred Stock .
As a consequence of the Exchange Offer, we recognized non-cash debt conversion expense of $30.2 million in fiscal year 2008, and we increased our common stock by $98.4 million.

In November 2007, we converted the 62,000 shares of Series C convertible preferred stock into 89.9 million shares of Common Stock on a pre-reverse split basis and affected a 1 for 10 reverse stock split, reducing our issued and outstanding common stock to 13.6 million shares. All share amounts have been stated to reflect this split for all periods presented.
Debt Facilities. On February 6, 2008, we entered into a financing facility providing a $4.0 million term loan terminating February 2011 and a $2.0 million revolving credit facility terminating in February 2009. The term loan requires monthly payments of principal, plus interest at the rate of prime plus 1.75% and the revolving credit facility incurs interest at the rate of prime plus 1.75%. Effective February 2009, we renewed the $2.0 million revolving credit facility for an additional one-year period expiring February 2010. The renewal changed the interest rate to the bank’s prime rate plus 0.75%. The bank financing facilities are secured by the assets of our ASO Florida facilities and other bank covenants. The balance of the $4.0 million term loan at June 30, 2009 was $3.6 million. As of June 30, 2009, there was no balance outstanding on the $2.0 million revolving credit facility.
Securities Purchase. In the fourth quarter of fiscal 2008, the Company issued 1,330,000 shares of common stock to “accredited investors” for the consideration of $0.6 million.
Critical Accounting Policies
Revenue Recognition. Revenue is derived primarily from contracts with the U.S. Government and commercial customers. Revenues under these contracts are recognized using the methods described below. Estimating future costs and, therefore, revenues and profits is a process requiring a high degree of judgment by our management. (See Risk Factors—Risks Related to Our Business—our financial results could be affected if the estimates that we use in accounting for contracts are incorrect and need to be changed.) We base our estimate on historical experience and on various assumptions that are believed to be reasonable under the circumstances, including the negotiation of equitable adjustments to our fixed-price contracts due to launch delays. Costs to complete our contracts include, when appropriate, material, labor, subcontracting costs, lease costs, commissions, insurance, and depreciation. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period that the change in estimate occurs.
A Summary of Revenue Recognition Methods Follows:

Services/Products Provided	Contract Type	Method of Revenue Recognition
Payload Processing Facilities	Firm Fixed Price – Mission Specific	Ratably, over the occupancy period of a satellite within the facility from arrival through launch

	Firm Fixed Price – Guaranteed Number of Missions	For multi-year contract payments recognized ratably over the contract period

Commercial Space Habitat Modules, Integration & Operations Support Services and Construction contracts.	Firm Fixed Price	Percentage-of-completion based on costs incurred

Configuration Management, Engineering Services	Cost Reimbursable Award/Fixed Fee	Reimbursable costs incurred plus award/fixed fee

Commercial Products	Specific Purchase Order Based	At shipment, based primarily on criteria of SAB 104
Long-Lived Asset. In assessing the recoverability of long-lived assets, fixed assets, assets under construction and intangible assets, we evaluate the recoverability of those assets in accordance with the provisions of the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

CONSOLIDATED RESULTS OF OPERATIONS
Results of Operations for the Years Ended June 30, 2009 and 2008
The following table sets forth the significant components in the Consolidated Statements of Operations as of June 30, 2009, compared with 2008. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.

(In thousands, unless otherwise indicated)	2009	2008	Variance

Revenue	$31,985	$25,544	$6,441
Gross profit	$16,262	$6,004	$10,258
Gross margin percentage	51%	24%	27%
Operating expenses	$12,090	$10,736	$1,354
Other	$553	$(31,296)	$31,849

Net income (loss)	$4,725	$(36,028)	$40,753

The following table sets forth the percentage of total revenue of certain items in the Consolidated Statements of Operations as of June 30, 2009, compared with 2008:

	Year Ended June 30,
	2009	2008

Revenue	100%	100%
Cost of revenue	49%	77%

Gross profit	51%	24%

Operating expenses
Selling, general and administrative expense	31%	36%
Research and development expense	7%	5%
Asset impairment charge	—	*

Total operating expenses	38%	41%

Gain (loss) from operations	13%	(19)%
Debt Conversion Expense	—	(118)%
Gain on bond exchange	2%	—
Interest and Other expense, net	(2)%	(6)%
Gain (loss) before income taxes	13%	(138)%
Income tax (expense) benefit	2%	*

Net income (loss)	15%	(141)%

*	Represents less than 0.1% of period revenue.
Revenue. Total revenue increased to $31.9 million for the year ended June 30, 2009, as compared to $25.5 million at June 30, 2008. The increase was primarily attributable to an increased launch schedule at ASO and additional revenue associated with a majority of the construction for the facility at VAFB, offset by a decrease in 2008 revenue sources related to the Lockheed Martin Cargo Mission contract, the ARES PI&C and supported Sea Launch missions, which did not recur in 2009.

A breakdown of revenue for the years ended June 30, 2009 and 2008 is as follows:

	Year Ended June 30,
(In thousands, unless otherwise indicated)	2009	2008
ASO	$31,154	$15,810
Other	831	9,734

	$31,985	$25,544

Gross Profit. Gross profit increased to $16.2 million for the year ended June 30, 2009, as compared to $6.0 million for the year ended June 30, 2008. The gross profit margin more than doubled to reach 51% for the year ended June 30, 2009, up from 24% for the year ended June 30, 2008. The increase in gross profit was primarily attributable to an increase in overall payload processing volume and the mix of revenue shifting to more profitable fixed-price satellite processing and construction projects from cost-plus contracting.
Selling, General and Administrative Expense. Selling, general and administrative expense increased to $9.8 million for the year ended June 30, 2009, as compared to $9.1 million for the year ended June 30, 2008. As a percentage of Revenue, Selling, General and Administrative Expenses decreased to 31% in 2009 as compared to 36% in 2008. The increase was primarily attributable to external consulting fees relating to engineering proposal services, partially offset by a reduction in headcount and a reduction in equity compensation expenses.
Research and Development Expense. Research and development expense increased to $2.3 million for the year ended June 30, 2009 as compared to $1.4 million for the year ended June 30, 2008. As a percentage of revenue, research and development increased to 7% in 2009 as compared with 5% in 2008. The increase was primarily attributable to the Other business units, which increased investment costs to develop the mini-mass spectrometer and the Astrogenetix micro-gravity processing platform.
Debt Conversion Expense. In the second quarter of fiscal 2008, we announced the successful closing of our Exchange Offer resulting in the substantial reduction of our Senior and Junior notes. As a consequence of the Exchange Offer, we recognized non-cash debt conversion expense of $30.2 million in the nine months ended March 31, 2008. In fiscal year 2009, there was no debt conversion expense incurred.
Gain on bond exchange. In October 2008, the Company repurchased and retired $1.8 million principal amount of its outstanding 5.5% Senior Convertible notes, acquired at an established market price on the day of trade. Company Director Mr. R. Scott Nieboer was a beneficial owner of the repurchased securities. The Company recognized a gain of $0.7 million on the transaction in fiscal year 2009.
Interest and Other expense, net. Interest and Other expense, net, increased to $0.6 million for the year ended June 30, 2009 as compared to $0.4 million for the year ended June 30, 2008. Interest Expense for 2009 relates to interest on the senior convertible subordinated note and the term note, offset by interest income mainly from our money market. Also included in other expense for fiscal 2009 is the write-off of $0.1 million of aerospace metals.

SEGMENT RESULTS OF OPERATIONS
Selected financial data for the years ended June 30, 2009 and 2008 of our ASO business unit is as follows:

	Year Ended June 30,
(In thousands, unless otherwise indicated)	2009	2008	Variance

Revenue	$31,154	$15,810	$15,344
Gross profit	$17,431	$6,177	$11,254
Gross margin percentage	56%	39%	17%
Operating expenses	$7,737	$4,388	$3,349
Other	(187)	174	(361)

Net Income	$9,507	$1,963	$7,544

Revenue. Total revenue increased to $31.1 million for the year ended June 30, 2009 as compared to $15.8 million at June 30, 2008. This was primarily attributable to increased payload processing and additional revenue associated with the construction of the facility at VAFB.
Gross Profit. Gross profit increased to $17.4 million for the year ended June 30, 2009 as compared to $6.2 million for the year ended June 30, 2008. The increase in gross profit is primarily attributable to the overall increase in payload processing activity at our Florida and VAFB locations, combined with effective cost controls during the construction of the new facility at VAFB.
Operating Expenses. Operating expenses increased to $7.7 million for the year ended June 30, 2009 as compared to $4.4 million for the year ended June 30, 2008. The increase was primarily attributable to increased selling, general and administrative costs that resulted from focusing most of the Company’s resources on ASO as our core business.
Selected financial data for the years ended June 30, 2009 and 2008 of our Other business unit is as follows:

	Year Ended June 30,
(In thousands, unless otherwise indicated)	2009	2008	Variance

Revenue	$831	$9,734		$(8,903)
Gross profit (loss)	$(1,169)	$(173)	$	(996)
Gross margin percentage	(141)%	(2)%		(139)%
Operating expenses	$4,353	$6,348		$(1,995)
Other	740	(31,470)		(32,210)

Net (loss)	$(4,782)	$(37,991)		$33,209

Revenue. Total revenue decreased to $0.8 million for the year ended June 30, 2009 as compared to $9.7 million at June 30, 2008. This decrease of $8.9 million was primarily due to revenue sources related to the 2008 Lockheed Martin Cargo Mission contract, the ARES PI&C contract and delivery of flight hardware, which did not recur in 2009.
Gross Profit (loss). The total gross loss increased to $1.2 million for the year ended June 30, 2009 as compared to a gross loss of $0.2 million for the year ended June 30, 2008. The increase in the loss is primarily attributable to decreased revenue in our 2008 cost-plus contracts, which directly utilized more of our engineering workforce in completion of our contractual commitments.
Operating Expenses. Operating Expenses decreased to $4.4 million for the year ended June 30, 2009 as compared to $6.3 million for the year ended June 30, 2008. The decrease was primarily attributable to decreased selling, general and administrative expenses that resulted from focusing more of the Company’s resources away from the Other business unit to our core ASO business, offset partially by an increase in research and development for our new business initiatives.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
Our primary exposure to market risk relates to interest rates. We do not currently use any interest rate swaps or derivative financial instruments to manage our exposure to fluctuations in interest rates. A one percent change in variable interest rates will not have a material impact on our financial condition.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2009.

Item 8.	Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Astrotech Corporation and Subsidiaries:
We have audited the accompanying consolidated balance sheets of Astrotech Corporation and its subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ PMB HELIN DONOVAN LLP
Austin, Texas
September 28, 2009

ASTROTECH CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	(Audited)
	June 30,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$4,730	$2,640
Accounts receivable, net	12,279	3,872
Prepaid expenses and other current assets	591	639

Total current assets	17,600	7,151

Property and equipment, net	40,226	40,999
Restricted cash	—	8,386
Long term note receivable	691	717
Other assets, net	402	958

Total assets	$58,919	$58,211

Liabilities and Stockholders’ Equity
Current liabilities
Term note payable	$267	$267
Accounts payable	2,965	2,599
Deferred revenue	3,594	1,007
Accrued liabilities and other	2,356	2,756

Total current liabilities	9,182	6,629

Advances on construction contract	—	4,863
Deferred revenue	649	1,227
Senior convertible subordinated notes payable – 5.5%	5,111	6,861
Term note payable, net of current portion	3,324	3,526
Other	105	169

Total liabilities	18,371	23,275

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 authorized shares, 0 issued and outstanding shares, at June 30, 2009 and 2008 (liquidation of $12,000)	—	—
Common stock, no par value, 75,000,000 and 75,000,000 shares authorized at June 30, 2009 and 2008 respectively, 16,754,378 and 14,966,038 shares issued at June 30, 2009 and 2008, respectively	183,341	183,306
Treasury stock, 311,660 shares at cost	(237)	(117)
Additional paid-in capital	1,663	691
Retained earnings	(144,219)	(148,944)

Total stockholders’ equity	40,548	34,936

Total liabilities and stockholders’ equity	$58,919	$58,211

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Twelve Months Ended June 30,
	2009	2008

Revenue	$31,985	$25,544

Costs of revenue	15,723	19,540

Gross profit	16,262	6,004

Operating expenses
Selling, general and administrative	9,760	9,148
Research and development	2,330	1,375
Asset impairment charge	—	213

Total operating expenses	12,090	10,736

Income (loss) from operations	4,172	(4,732)
Debt conversion expense	—	(30,194)
Gain on bond exchange	665	—
Interest and other expense, net	(622)	(427)

Income (loss) before income taxes	4,215	(35,353)

Income tax benefit (expense)	510	(675)

Net Income (loss)	$4,725	$(36,028)

Deemed dividend related to induced conversion of preferred shares	—	(3,344)
Net Income (loss) applicable to common shares	$4,725	$(39,372)

Net income (loss) per share, basic	$0.29	$(4.26)
Weighted average common shares outstanding, basic	16,365	9,254

Net income (loss) per share, diluted	$0.28	$(4.26)
Weighted average common shares outstanding, diluted	16,904	9,254
See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands)

					Treasury	Add’l.		Total
	Convertible Preferred Stock		Common Stock		Stock	Paid-In-	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Amount	Capital	Earnings	Equity

Balance at June 30, 2007	1,333	$11,892	1,314	$84,122	$(117)	$544	$(109,572)	$(13,131)

Stock-based compensation	—	—	—	—	—	147	—	147
Common Stock issued under private placements:
October 2007	—	—	150	168	—	—	—	168
June 2008	—	—	1,330	625	—	—	—	625
Common stock issued in exchange for outstanding 5.5% senior notes	—	—	9,723	70,865	—	—	—	70,865
Common stock issued in exchange for outstanding 8.0% subordinated notes	—	—	1,348	12,290	—	—	—	12,290
Common stock issued in exchange for preferred stock	(1,333)	(11,892)	1,089	15,236	—	—	(3,344)	—
Net loss							(36,028)	(36,028)

Balance at June 30, 2008	—	—	14,954	$183,306	$(117)	$691	$(148,944)	$34,936

Stock-based compensation	—	—	1,763	—	—	972	—	972
Treasury stock purchase	—	—	(312)	—	(120)	—	—	(120)
Exercised options	—	—	38	35	—	—	—	35
Net Income (loss)	—	—	—	—	—	—	4,725	4,725

Balance at June 30, 2009	—	—	16,443	$183,341	$(237)	$1,663	$(144,219)	$40,548

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Twelve Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net Income (loss)	$4,725	$(36,028)
Adjustments to reconcile net income to net cash provided by (used in) by operating activities:
Gain on note repurchase	(665)	—
Stock-based compensation	338	800
Depreciation and amortization	2,209	2,668
Other	171	(848)
Non-cash debt conversion expense	—	30,194
Changes in assets and liabilities:
Restricted cash	8,386	(2,104)
Accounts receivable	(8,407)	4,352
Other assets	429	(231)
Deferred revenue	2,009	1,081
Accounts payable	365	(1,850)
Accrued subcontracting services	—	(3,612)
Advances for construction contract	(4,863)	(848)
Customer deposits	—	(3,106)
Other liabilities	275	934

Net cash provided by (used in) operating activities	4,972	(8,598)

Cash flows from investing activities
Purchases of property, equipment and leasehold improvements	(1,427)	(158)

Net cash used in investing activities	(1,427)	(158)

Cash flows from financing activities
Proceeds from issuance of common stock	17	746
Payment of junior notes not participating in exchange	—	(2,867)
Senior convertible note repurchase	(1,085)	—
Term loan (payment) and proceeds	(267)	3,793
Purchase of Treasury Stock	(120)	—

Net cash (used in) provided by financing activities	(1,455)	1,672

Net change in cash and cash equivalents	2,090	(7,084)

Cash and cash equivalents at beginning of period	2,640	9,724
Cash and cash equivalents at end of period	$4,730	$2,640

Supplemental disclosures of cash flow information
Cash paid for interest	$569	$638
Cash paid for income taxes	$—	$212
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	Description of the Company and Operating Environment
Astrotech (“Astrotech”, “the Company”, “we”, “us” or “our”) is one of the first independent commercial space businesses in the U.S. and remains a strong entrepreneurial leader in the aerospace industry. Since its incorporation in Washington in 1984, the Company has been a leader in the commercial space industry in preparing and sending satellites, cargo and science into space.
Astrotech has experience supporting both manned and unmanned missions to space with product and service support including space hardware design and manufacturing, research and logistics expertise, engineering and support services, and payload processing and integration. Through new business initiatives such as 1st Detect, Astrogenetix, and AirWard, Astrotech continues to pave the way in the commercialization of space by translating space-based technology into terrestrial applications.
Our Business Units
Our Company is currently comprised of two primary business units, which provide the following products and services to the government and commercial markets. Our business units include:
Astrotech Space Operations, Inc. (“ASO”) – ASO is the leading commercial supplier of satellite launch processing services in the United States. ASO provides processing support for government and commercial customers with their complex communication, Earth observation and deep space satellites. ASO’s spacecraft processing facilities are among the elite in the industry, with more than 300,000 square feet of space that can support the largest, five-meter class satellites. ASO has provided launch processing support for government and commercial customers for nearly a quarter century, successfully processing more than 260 spacecraft. ASO’s exclusive, turn-key approach to the total satellite life cycle leverages the Company’s legacy in ground processing operations, and engineering and support services. By offering the satellite customer mission design and planning, ground and launch operations, and mission operations and end-user enhancement, ASO ensures End-to-End Mission Assurance for its customers. Additionally ASO has engineering services with capabilities focused on mission design and planning, assisting satellite owners in the conceptualization of a mission through the build-out of the hardware. This includes assistance with mission design, regulatory planning, preliminary engineering and more detailed systems, mechanical, software, electrical, and optical engineering services.
Other – Our Other business unit is an incubator envisioned to commercialize space-industry technologies into real-world applications to be sold to consumers and industry. The Other business unit has developed three business initiatives to date; 1st Detect, Astrogenetix and AirWard. 1st Detect Corporation began under a Space Act Agreement with NASA for a chemical detection unit to be used on the ISS. 1st Detect engineers have developed a Miniature Chemical Detector, a breakthrough device in the mass spectrometer market that fills a niche by being highly accurate, lightweight, battery-powered, durable and inexpensive. Astrogenetix, Incorporated is the first commercial biotechnology company to use the unique environment of space to develop novel therapeutic products. A natural extension of the many years of experience preparing, launching, and operating over 1,500 science payloads in space, Astrogenetix is in the process of developing products from microgravity discoveries. AirWard Corporation has designed and manufactured shipping containers to transport oxygen bottles and oxygen generators for commercial aircraft as a solution to the U.S. Department of Transportation’s mandate stipulating that U.S. airlines must adhere to stringent containment requirements to protect these potentially volatile payloads from flame, heat and impact during flight.
The significant legal entity for ASO is Astrotech Space Operations, Inc. The primary legal entities for our Other business unit include 1st Detect Corporation, Astrogenetix Corporation, Airward Corporation, and Spacehab Government Services, Inc. Additional discussion on Astrotech’s business can be found in Items 1-7 and Exhibit 21 of this Form 10-K.

Liquidity
As of June 30, 2009, we had cash and cash equivalents of $4.7 million and our working capital was approximately $8.4 million. As of June 30, 2008 we had cash and restricted cash-on-hand of $11.0 million and our working capital was approximately $0.5 million. In fiscal year 2008, cash was designated as restricted by the Board of Directors for use in the construction of a US Government facility; however the Board of Directors has deemed this self-imposed classification no longer necessary due to a majority of the construction for the facility at VAFB being complete in fiscal year 2009.
In February 2008 (see Note 5), we consummated a financing facility with a commercial bank. This facility provides for a three year $4.0 million term loan, payable in monthly installments of principal and interest and a $2.0 million revolving credit facility. The term loan is secured by the assets of ASO and the revolving credit facility is secured by ASO’s accounts receivable. As of June 30, 2009, we have no outstanding balance under the revolving credit facility.
We believe we have sufficient liquidity and backlog to fund ongoing operations for at least the next fiscal year. We expect to utilize existing cash and proceeds from operations to grow our core business offering in ASO and to support strategies for new business initiatives.
(2)	Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Astrotech Corporation and its majority-owned subsidiaries that are required to be consolidated. All significant intercompany transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that directly affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.
Reclassifications
Certain amounts reported in previous periods have been reclassified to conform to the current year presentation.
Credit Risk
The Company maintains funds in bank accounts that, at times, may exceed the limit insured by the Federal Deposit Insurance Corporation, or “FDIC.” In October 2008, the FDIC increased its insurance to $250,000 per depositor, and to an unlimited amount for non-interest bearing accounts. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what we believe to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.
Revenue Recognition
Astrotech recognizes revenue employing several generally accepted revenue recognition methodologies across its business units. The methodology used is based on contract type and the manner in which products and services are provided.
Revenue generated by Astrotech’s payload processing facilities is recognized ratably over the occupancy period of the satellite while in the Astrotech facilities. For the multi-year guaranteed-mission contract with Lockheed Martin, revenue is billed and recognized on a quarterly basis. The percentage-of-completion method is used for all contracts where incurred costs can be reasonably estimated and successful completion can be reasonably assured at inception. Revenue derived from cost-plus award fee contracts is recognized to the extent of reimbursable costs incurred plus award fee. Award fees, which provide earnings based on our contract performance as determined by NASA evaluations, are recorded when the amounts are probable and can be reasonably estimated. Changes in estimated costs to complete and provisions for contract losses are recognized in the period they become known. Revenue for shipments of commercial products is recognized at shipment, consistent with the criteria of SAB 104.

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
Income Taxes
We recognize income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carry forward. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
Cash and Cash Equivalents
The Company considers short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are comprised primarily of operating cash accounts, money market investments and certificates of deposits.
Accounts Receivable
The carrying value of the Company’s accounts receivable, net of the allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance.
Restricted Cash
Restricted cash represents cash that is not readily available for general purpose cash needs. In fiscal year 2008, cash was designated by the Board of Directors as restricted for use in the construction of a U.S. Government facility; however the Board of Directors has deemed this self-imposed classification no longer necessary due to a majority of the construction for the facility at VAFB being complete in fiscal year 2009.
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
As required by our customers, we purchase equipment or enhance our facilities to meet specific customer requirements. These enhancements or equipment purchases are compensated through our contract with the customer. The difference between the amount reimbursed and the cost of the enhancements is recognized as revenue.

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
Impairment of Long-Lived Assets
We account for long-lived assets in accordance with the provisions of the SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets (see Note 19). Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Fair Value of Financial Instruments
The Company adopted SFAS No. 157 “Fair Value Measurements” effective July 1, 2009. Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, notes payable except for the Senior Convertible notes payable, as noted in Footnote 6, and accrued liabilities. The carrying amounts of these assets and liabilities, in the opinion of Company’s management, approximate their fair value.
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
Recent Accounting Pronouncements
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior-Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to provide interpretive guidance on how the effects of the carry-over or reversal of prior year misstatements should be considered in quantifying a current year misstatement. There have been two approaches commonly used to quantify such errors. Under one approach, the error is quantified as the amount by which the current year income statement is misstated. The other approach quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The application of this interpretation did not have a material impact on our financial position or results of operations.
In September 2006 the FASB issued FASB Statement No. 157, “Fair Value Measurements.” (“SFAS No. 157”) FAS 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material impact on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 will apply to fiscal years and interim periods beginning on or after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). Under SFAS No. 141(R), the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transaction costs related to the business combination to be expensed as incurred. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) did not have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. These FSPs are effective for reporting periods ending after June 15, 2009. The adoption of the FSPs is not expected to have a material impact on the Company’s financial statements.
In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (FAS No. 165), which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS No. 165 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FAS No. 165 on April 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. We have updated subsequent events through September 24, 2009, which is the date of this filing.
In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in FASB SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years on a retrospective basis. The adoption is not expected to have a material impact on the Company’s financial statements.
On June 3, 2009, the FASB approved the “FASB Accounting Standards Codification”, or the Codification, as the single source of authoritative nongovernmental Generally Accepted Accounting Principles, or GAAP, in the United States. The Codification will be effective for interim and annual periods ending after September 15, 2009. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be non-authoritative. The Company does not expect the adoption of the Codification to have an impact on its financial position or results of operations.

In June 2009, the FASB issued the following new accounting standards:
•	FAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140”, or FAS 166;

•	FAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, or FAS 167; and

•	FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, or FAS 168.
FAS 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, FAS 166 amends Statement of Financial Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, or FAS 140, by removing the concept of a qualifying special-purpose entity from FAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in FAS 140. FAS 166 is effective for transfer of financial assets occurring on or after January 1, 2010. The Company does not expect the adoption of this standard to have an impact on its financial position or results of operations.
FAS 167 amends FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51”, or FIN 46(R), to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. FAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. FAS 167 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. The Company does not expect the adoption of this standard to have an impact on its financial position or results of operations.
FAS 168 replaces FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification” as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. FAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this standard to have an impact on its financial position or results of operations.

(3)	Accounts Receivable
At June 30, 2009 and 2008, accounts receivable consisted of the following (in thousands):

	2009	2008
U.S. Government contracts:
Billed	$6,274	$757
Unbilled	4,926	359

Total U.S. Government contracts	$11,200	$1,116

Commercial contracts:
Billed	$254	$2,078
Unbilled	825	678

Total commercial contracts	$1,079	$2,756

Total accounts receivable	$12,279	$3,872

The Company anticipates collecting all unreserved receivables within one year. Unbilled accounts receivable represents revenue earned in excess of contracted billing milestones.
The accuracy and appropriateness of our direct and indirect costs and expenses under government contracts, and therefore, our accounts receivable recorded pursuant to such contracts, are subject to extensive regulation and audit by the U.S. Defense Contract Audit Agency or by other appropriate agencies of the U.S. Government. Such agencies have the right to challenge our cost estimates or allocations with respect to any government contract. Additionally, a substantial portion of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies. In the opinion of management, any adjustments likely to result from inquiries or audits of its contracts would not have a material adverse impact on our financial condition or results of operations.
(4)	Property & Equipment
At June 30 2009 and 2008, property and equipment consisted of the following (in thousands):

	2009	2008

Flight Assets	$49,210	$49,210
Payload Processing Facilities	42,652	42,600
Furniture, Fixtures, Equipment & Leasehold Improvements	18,810	18,244
Capital Improvements in Progress	885	76

Gross Property and Equipment	111,557	110,130

Accumulated Depreciation	(71,331)	(69,131)

Property and Equipment, net	$40,226	$40,999

Depreciation and amortization expense of property and equipment and patent costs for the years ended June 30, 2009 and 2008 was $2.2 million and $2.7 million respectively.
We have estimated the useful lives of our space flight assets, which is a component of property and equipment, through August 31, 2007, based on current available information published by NASA.

(5)	Long-term Debt
Revolving Loan Payable
On February 6, 2008, we entered into a financing facility with a bank providing a $4.0 million term loan terminating February 2011 and a $2.0 million revolving credit facility terminating in February 2009. The term loan requires monthly payments of principal, plus interest at the rate of prime plus 1.75% and the revolving credit facility incurs interest at the rate of prime plus 1.75%. Effective February 2009, we renewed the $2.0 million revolving credit facility for an additional one-year period. The renewal changed the interest rate to prime plus 0.75%. The bank financing facilities are secured by the assets of ASO and require us to comply with designated covenants. The balance of the $4.0 million term loan at June 30, 2009 was $3.6 million. As of June 30, 2009, there was no balance outstanding on the $2.0 million revolving credit facility.
Convertible Subordinated Notes Payable
At June 30, 2009, Astrotech had $5.1 million of Senior Convertible Notes outstanding which mature on October 15, 2010 and pay interest on April 15 and October 15 annually (see note 16).
The Company’s debt repayments are due as follows (in thousands):

	Balance
	6/30/2009	FY10	FY11	FY12	FY13	FY14

Term Note	$3,591	$267	$3,324	$—	$—	$—

Senior Convertible Notes Payable – 5.5%	5,111		5,111	—	—	—

	$8,702	$267	$8,435	$—	$—	$—

In October 2008, the Company repurchased $1.8 million principal amount of its Senior Convertible Notes. See Note 15 for further information.
(6)	Fair Value of Financial Instruments
In general, fair values utilizes quoted prices in active (when available) markets for identical assets or liabilities. The following table presents the carrying amounts and estimated fair values of certain of the Company’s financial instruments as of June 30, 2009 and 2008 (in thousands):

	June 30, 2009		June 30, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Term loan payable	$3,591	$3,591	$3,793	$3,793

Senior convertible notes payable – 5.5%	$5,111	$2,650	$6,861	$3,775
The fair value of our long-term debt is estimated based on the current rates offered for similar financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, and accounts payable approximate their fair market value due to the relatively short duration of these instruments.

(7)	Business Concentration
A substantial portion of our revenue has been generated under contracts with the U.S. Government. During the years ended June 30, 2009 and 2008, approximately 65% and 84% of our revenues were generated under U.S. Government contracts, respectively. Of the accounts receivable balance as of June 30, 2009, totaling $12.3 million, 91% of the balance is attributed to the US Government.
Program Integration and Control
In prior periods, we provided ISS Configuration Management support to NASA as a major subcontractor on the PI&C contract. ARES was the prime contractor for PI&C. The contract had a base period of performance of four years and nine months, plus two one-year options. This contract was terminated as of June 2008, by ARES, the prime contractor. See Note 21.
(8)	Common Stock Incentive, Stock Purchase Plans and Other Compensation Plans
As of June 30, 2009, 2,656,613 shares of Common Stock were reserved for future grants of stock incentive grants under the Company’s three stock incentive plans.
The 1994 Plan (“1994 Plan”)
Under the terms of the 1994 Plan, the number and price of the stock incentive awards granted to employees is determined by the Board of Directors and such grants vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. The total number of shares that are available under this plan is 395,000. As of June 30, 2009 there are 244,769 available for grant.
The Directors’ Stock Option Plan (“Director’s Plan”)
Each new non-employee director receives a one-time grant of an option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. In addition, effective as of the date of each annual meeting of the Company’s stockholders, each non-employee director who is elected or continues as a member of the Board of Directors of the Company is awarded an option to purchase 5,000 shares of Common Stock. Options under the Director’s Plan vest after one year and expire seven years from the date of grant. The total number of options that are available under this plan is 50,000. Through June 30, 2009 there are 23,500 available for grant.
Space Media, Inc. Stock Option Plan
During the year ended June 30, 2000, Space Media, Inc., a majority-owned subsidiary of the Company (“SMI”), adopted an option plan under which 1,500,000 shares of our Common Stock have been reserved for future grants. The operations of SMI have been discontinued. No options were issued or outstanding under this plan.
2008 Stock Incentive Plan (“2008 Plan”)
The 2008 Plan was created to promote growth of the Company by aligning the long-term financial success of the Company with the employees, consultants and directors. As of June 30, 2009, 3,241,708 stock options and restricted shares were granted and 2,388,344 shares are available for future grant.

Stock Option Activity Summary
The following table summarizes stock options under the Company’s stock incentive plans:

	2008 Plan		1994 Plan		Directors’ Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	Outstanding	Price	Outstanding	Price	Outstanding	Price
Outstanding at June 30, 2007			80,694	28.10	27,000	20.00
Granted	—	—	—		1,000	4.40
Exercised	—	—	—		—
Forfeited	—	—	(20,094)	20.56	(3,500)	40.00

Outstanding at June 30, 2008		—	60,600	30.58	24,500	16.50
Granted	1,216,708	0.41
Exercised	(37,500)	0.45
Forfeited	(105,052)	0.45	(5,200)	14.14	(3,000)	14.20

Outstanding at June 30, 2009	1,074,156	0.41	55,400	32.13	21,500	16.82

Options exercisable at:

June 30, 2007	—	—	51,694	35.90	24,000	21.60
June 30, 2008	—	—	49,800	34.21	23,500	17.01
June 30, 2009	594,156	0.43	52,300	33.31	21,500	16.82

Weighted-average fair value (pursuant to FAS 123R) at date of grant of options issued during the fiscal year ended

June 30, 2008	—	—	—	—	1,000	3.23
June 30, 2009	1,216,708	0.25

		Options
		outstanding			Options
		Weighted-			exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of exercise prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.30 – 0.45	1,074,156	5.0	0.41	594,156	0.44
$4.40 – 11.50	25,600	3.9	8.85	23,200	8.58
$14.30 – 26.00	19,600	4.1	20.64	18,900	20.88
$34.38 – 48.75	11,700	1.0	41.47	11,700	41.47
$51.25 – 51.25	20,000	0.0	51.25	20,000	51.25

$0.30 – 51.25	1,151,056	4.9	$2.24	667,956	$3.54

A summary of our stock option activity as of June 30, 2009, and changes during fiscal year 2009, are presented in the following table:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares Under	Exercise	Contractual	Intrinsic
	Fixed Options	Price	Term	Value

Outstanding at June 30, 2008	85,100	26.53	3.6	$—

Granted	1,216,708	0.41		$899,846
Exercised	(37,500)	0.45	—	$—
Forfeited/Expired	(113,252)	1.44	—	$—

Outstanding at June 30, 2009	1,151,056	2.23	4.9	$—

Exercisable	667,956	3.53	2.3	$—
Vested at June 30, 2009	667,956	3.53	2.3	$—

The weighted-average grant-date fair value of options granted during fiscal year 2009 was $0.41 per share. The intrinsic value for stock options is defined as the difference between the current market value and the grant price.
Compensation costs recognized related to vested stock option awards during the year ended June 30, 2009 and 2008 was $0.2 million and $0.1 million, respectively. At June 30, 2009, there was $0.23 million of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted-average period of 4.9 years. There were no options that were exercised during the year ended June 30, 2008.
Other Stock Based Incentive Awards
•
2007 performance shares – We issued 239,900 performance shares in December 2007, that vest in February 2011, subject to certain events or upon designation by the Compensation Committee. Termination of employment for any cause is an event of forfeiture. We valued the 2007 performance shares granted at the close of business on the date of grant, and recognize expense and accrue an incentive compensation liability, pro rata over the vesting period. Subsequently, 160,500 shares were forfeited. An expense was incurred in the amount of $32,000 for the year ended June 30, 2009.

•
Restricted stock grants – In March 2008 the Board of Directors granted 25,000 shares of restricted stock to each non-employee director of the Company. In February 2009, the Board of Directors granted 25,000 shares of restricted stock to a newly elected director and terminated 25,000 shares of unvested restricted stock held by a director who left the Board of Directors prior to the vesting date. The Restricted Stock vests annually over a period of four years and unvested shares are forfeited if the Director resigns prior to the vesting date. In July 2008, the Board of Directors granted a total of 400,000 shares of restricted stock to its named executive officers. The restricted stock vests 50% in January 2009, 25% in January 2010, and 25% in January 2011. In the year ended June 30, 2009, we recognized compensation and director fee expense of $0.2 million for restricted stock grants.

•
Other equity awards — In July 2008, the Board of Directors granted an award of 1,100,000 shares of unrestricted common stock to Mr. Thomas B. Pickens, III, the Company’s Chief Executive Officer, 200,000 shares of unrestricted common stock to Mr. Barry A. Williamson, then a director, and 150,000 shares of unrestricted common stock to Mr. Mark E. Adams, a director. Such grants of unrestricted common stock were made from the 2008 Plan and compensation expense of $0.7 million was recognized in fiscal year 2009.

•
Special performance shares — We issued 62,200 performance shares in December 2007, that were to vest in January, 2009, subject to certain events or upon designation by the Compensation Committee. The Compensation Committee has subsequently determined that the requirements for vesting were not met as of January 2009. The Company has therefore terminated the outstanding performance shares and reflected a recovery of $14,000 previously expensed costs.

Fair Value of Stock Based Compensation
The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended June 30,
	2009	2008
Expected Dividend Yield	0%	0%
Expected Volatility	1.15	1.14
Risk-Free Interest Rates	2.7%	3.58%
Expected Option Life (in years)	3.55	6.25
Because of differences in option terms and historical exercise patterns among the plans, we have segregated option awards into two homogenous groups for the purpose of determining fair values for its options. Valuation assumptions are determined separately for the two groups, which represent, respectively, the 1994 Stock Incentive Plan and the Director’s Stock Option Plan. No options have been issued as of June 30, 2009 under the 2008 Stock Incentive Plan. The assumptions are as follows:
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
Cash Based Long Term Incentive Awards
The Compensation Committee of the Board of Directors adopted and implemented a Long-Term Cash Incentive Plan during the second quarter of fiscal year 2008. The Long-Term Cash Incentive Plan makes cash incentive awards to employees upon the successful completion of certain events and passage of time as established by the Committee. In the year ended June 30, 2008, the Committee awarded Long-Term Cash Incentive Units valued at $0.3 million to employees. These units vest on February 15, 2011 and are subject to material risk of forfeiture. Through June 30, 2009, expense recognized for this plan totaled $33,000, cash paid to terminated employees was $15,000, and the deferred liability was $0.1 million.
Securities Repurchase Program
Common Stock or Senior Convertible Notes Payable repurchases under the Company’s securities repurchase program may be made from time-to-time, in the open market, through block trades or otherwise in accordance with applicable regulations of the Securities and Exchange Commission. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. Additionally, the timing of such transactions will depend on other corporate strategies and will be at the discretion of the management of the Company.
In March 2009, the Company repurchased 300,000 shares of Common Stock at a price of $0.40 per share, pursuant to the securities repurchase program. As of June 30, 2009, we had repurchased 311,660 share of Common Stock at a cost of $0.2 million, which represents an average cost of $0.76 per share, and $1.1 million of Senior Convertible Notes payable (See Note 14). As a result, the Company is authorized to repurchase an additional $5.7 million of securities under this program.
(9)	Income Taxes
The Company accounts for taxes under SFAS No. 109, “Accounting for Income Taxes.” Under SFAS 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse.

The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

	Year Ended June 30,
	2009	2008
Current:
Federal	$(202)	$286
State and local	(308)	389
Foreign	—	—

	(510)	675

Deferred:
Federal	—	—
State and local	—	—
Foreign	—	—

Income tax expense (benefit)	$(510)	$675

A reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory rate to the income (loss) before income taxes to the actual amount of income tax expense (benefit) recognized follows (in thousands):

	Year Ended June 30,
	2009	2008
Expected expense (benefit)	$1,527	$(12,020)
Change in valuation allowance	7,426	(9,988)
Over-accrual of Federal Tax in prior year	(668)	19
Adjustment to deferred tax assets	(8,831)	3,636
Debt Exchange	(210)	17,746
Bond Interest	—	374
Expiration of general business credits	—	200
Other, stock compensation items	246	708

Total	$(510)	$675

The Company’s deferred tax assets as of June 30, 2008 and 2007 consist of the following (in thousands):

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$12,500	$4,507
Alternative minimum tax credit carryforwards	687	926
Accrued expenses	69	163
Deferred gain	44	73
Other	—	9

Total gross deferred tax assets	13,300	5,678
Less – valuation allowance	(12,975)	(5,549)

Net deferred tax assets	325	129

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(325)	(91)
Other	—	(38)

Total gross deferred tax liabilities	(325)	(129)

Net deferred tax assets (liabilities)	$—	$—

The valuation allowance increased by approximately $7.4 million for the year ended June 30, 2009. The valuation allowance increased by approximately $10.0 million for the year ended June 30, 2008.
At June 30, 2009, the Company had accumulated net operating loss carryforwards of approximately $12.5 million for Federal income tax purposes, which are available to offset future regular taxable income. These net operating loss carryforwards expire between the years 2012 and 2026. Utilization of these net operating losses is subject to limitations due to the changes in stock ownership of the Company associated with the October 2007 Exchange Offer.
The Company has $0.7 million of alternative minimum tax credit carryforwards available to offset future regular tax liabilities.
In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2009, the Company provided a full valuation allowance of approximately $13.0 million against its net deferred tax assets.
(10)	Net Income (Loss) Per Share
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

	Year Ended June 30,
	2009	2008

Numerator:
Net income (loss), basic	$4,725	$(36,028)
Dilutive convertible debt	—
Dilutive share based payments	21
Dilutive deemed dividend on preferred shares	—	(3,344)

Net income (loss), diluted	4,746	$(36,028)

Denominator:
Denominator for basic net income (loss) per share – weighted average common stock outstanding	16,365	9,254
Dilutive common stock equivalents – common stock options and share-based awards	539	—
Denominator for diluted net income (loss) per share weighted average common stock outstanding and dilutive common stock equivalents	16,904	9,254

Basic net income (loss) per share	$0.29	$(4.26)

Diluted net income (loss) per share	$0.28	$(4.26)

The Senior Convertible Subordinated Notes Payable outstanding as of June 30, 2009 and June 30, 2008, which are convertible into 341,000 and 458,000 shares of common stock, respectively, at $15.00 per share, have not been included in the computation of diluted net income (loss) per share for the twelve months ended June 30, 2009 and June 30, 2008, as the impact to net income (loss) per share is anti-dilutive.
Options to purchase 467,000 shares of common stock at exercise prices ranging from $0.30 to $51.25 per share outstanding for the twelve months ended June 30, 2009, respectively, were not included in diluted net income per share, as the impact to net income per share is anti-dilutive.
(11)	Employee Benefit Plans
We have a defined contribution retirement plan, which covers substantially all employees and officers. For the years ended June 30, 2009 and 2008, we have contributed the required match of $0.3 million and $0.6 million, respectively, to the plan. We have the right, but not an obligation, to make additional contributions to the plan in future years at the discretion of the Company’s Board of Directors. We have not made any additional contributions for the years ended June 30, 2009 and 2008.
(12)	Commitments and Contingents
Construction Contract Contingency
In August 2007 we entered into a $14.0 million modification to our existing VAFB construction contract. The modification requires us to complete the construction on the redesigned facility by September 30, 2009. The modification contains penalties of up to $3.0 million if we do not meet the contracted completion date. The construction was substantially complete in August 2009 and management believes the enforcement of penalties to be unlikely. See Note 22.
Leases
The Company is obligated under noncancelable operating leases for equipment, office space, storage space, and the land for a payload processing facility, and certain flight assets. Future minimum payments under these noncancelable operating leases are as follows (in thousands):

Operating
Year ending June 30,	Leases

2010	$857
2011	532
2012	248
2013	9
2014	—
2015 and thereafter	—

Subtotal	$1,646

Rent expense for the years ended June 30, 2009 and 2008 was approximately $0.9 million and $1.7 million, respectively. For fiscal year 2009 the Company received sublease payments of $0.3 million.
In May 2005, the Company completed a purchase and sale lease-back of the payload processing facility in Port Canaveral, Florida for $4.8 million, resulting in net cash of $3.8 million and a gain of $0.5 million, which we carried as a deferred gain and are amortizing over the initial 68 month term of the lease-back. The value of the deferred gain at June 30, 2009 and 2008 was $0.1 million and $0.2 million, respectively.

(13)	Segment Information
The accounting policies of our businesses are the same as those described in Note 2: Summary of Significant Accounting Policies. Information about the Company’s segments is as follows (in thousands):
Year ended June 30, 2009:

		Income (loss)	Net Fixed	Depreciation &	Total
	Revenue	before income taxes	Assets	Amortization	Assets
ASO	$31,154	$9,507	$39,815	$2,089	$52,595
Other	831	(5,292)	411	120	6,324

	$31,985	$4,215	$40,226	$2,209	$58,919

Year ended June 30, 2008:

		Income (loss)	Net Fixed	Depreciation &	Total
	Revenue	before income taxes	Assets	Amortization	Assets
ASO	$15,810	$1,963	$40,602	$2,121	$51,246
Other	9,734	(37,316)	397	547	6,965

	$25,544	$(35,353)	$40,999	$2,668	$58,211

(14)	Related Party Transactions
The Company engaged in certain transactions with directors, executive officers, shareholders, and certain former officers during fiscal years 2009 and 2008. Following is a description of these transactions:
Senior Convertible Note Repurchase
In October 2008, the Company purchased $1.8 million principal amount of its outstanding 5.5% Senior Convertible notes. Company Director Mr. R. Scott Nieboer was a beneficial owner of the repurchased securities. The Company paid $1.1 million for these securities and has recognized a gain of $0.7 million on the transaction in fiscal year 2009.
Astrium
Astrium, an owner of Common Stock, provides unpressurized payload and integration efforts to the Company on a fixed price basis in addition to providing engineering services as required. Astrium’s payload and integration services resulted in no cost of revenue for the year ended June 30, 2009 and $1.0 million for the year ended June 20, 2008.
Executive Credit Cards
Certain named executive officers of the Company have company paid credit cards for ordinary business expenses. Although the Company pays the amounts on the credit cards, the executive officer is obligated to substantiate the charges and reimburse the Company for any non-business related charges. As of June 30, 2009 the Company had no outstanding receivables on such executive credit cards.
Directors Compensation
Our independent directors are paid an annual cash retainer fee upon their appointment or annual re-election to the Board of Directors and are granted annual equity based compensation grants. We amortize the expense of these annual awards over the period between annual meetings of shareholders. Meeting fees, expenses, and other costs are expensed as incurred. The director fees expensed in 2009 and 2008 were $0.3 million and $0.3 million, respectively.

James D. Royston
Effective December 2008, the Company entered into a seven month auto-renewable lease agreement with Mr. Royston for a house located in Melbourne Florida to be used by employees of the Company while conducting business on behalf of the Company. The lease provides for monthly rental payments of $2,900 plus utilities and consumables to be paid by the Company. The lease was terminated by the Company as of September 2009.
(15)	Induced Conversion of Convertible Securities and Reverse Stock Split
On October 5, 2007, we announced the successful closing of our offer to exchange (the “Exchange Offer”) any and all of our outstanding 8.0% Convertible Subordinated Notes due 2007 (the “Junior Notes”) and any and all of our outstanding 5.5% Senior Convertible Notes due 2010 (the “Senior Notes”). As a result of the closing of the Exchange Offer, for the approximately $7.4 million in principal amount of Junior Notes tendered, the holders received approximately 550,000 shares of common stock and 9,000 shares of Series C Convertible Preferred Stock on a pre-reverse split basis. Following the closing of the Exchange Offer, approximately $2.9 million of Junior Notes remained outstanding pursuant to the original terms of the indenture governing the Junior Notes. On October 15, 2007, we redeemed the outstanding Junior Notes, including accrued interest for cash. In addition, for the approximately $46.1 million in principal amount of outstanding Senior Notes tendered, the holders received approximately 30.7 million shares of common stock and 46,083 shares of Series C Convertible Preferred Stock on a pre-reverse split basis. Following the closing of the Exchange Offer, approximately $6.9 million of Senior Notes remained outstanding pursuant to an indenture governing the Senior Notes that was amended through the elimination of substantially all of the indenture’s restrictive covenants.
In addition, as a result of the closing of the Restructuring and Exchange Agreement, effective as of August 31, 2007, among the Company and certain holders of Junior Notes and Senior Notes, the Company issued to Astrium 1,333,000 shares of common stock and 7,000 shares of Series C Convertible Preferred Stock in exchange for Astrium’s existing 1,333,000 shares of Series B Convertible Preferred Stock on a pre-reverse split basis.
As a consequence of the Exchange Offer, we recognized non-cash debt conversion expense of $30.2 million in the nine months ended March 31, 2008, and we increased our common stock by $98.4 million.
In November 2007, we converted the 62,000 shares of Series C convertible preferred stock into 89.9 million shares of common stock on a pre-reverse split basis and affected a 1 for 10 reverse stock split, reducing our issued and outstanding common stock to 13.6 million shares. All share amounts have been stated to reflect this split for all periods presented.
(16)	Sales of Equity Securities
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
The Company was not awarded a funded Space Act Agreement under the COTS Program and, except for the 150,150 shares issued, the offering was terminated.

Private Placement of Common Stock
On May 22, 2008, the Company entered into a Securities Purchase Agreement with certain investors, under which the investors agreed to subscribe for and purchase 1,330,000 shares of the Company’s common stock for an aggregate purchase price of $0.6 million. Consummation of the transaction under the Securities Purchase Agreement was contingent upon certain customary conditions precedent to each party’s obligation to close. $47,000 for subscribed common stock related to the Private Placement, which was received in July, is reflected as issued and outstanding at June 30, 2008.
The 1,330,000 shares of common stock issued on June 5, 2008, under the Securities Purchase Agreement were sold in reliance on the exemption from registration pursuant to Rule 506 of Regulation D promulgated by the Commission pursuant to the Securities Act of 1933. The Company believes that such issuance of securities qualifies for an exemption under Rule 506, because there are no more than 35 purchasers of securities and each Investor represents to the Company under the Securities Purchase Agreement at the time of execution and closing that it is an “accredited investor” within the meaning of Rule 501 of Regulation D.
(17)	Adverse Event
On January 30, 2007 Sea Launch experienced a launch failure resulting in the loss of a satellite and damage to the floating launch platform. A full inspection, evaluation, and repair operations of the damage incurred and Sea Launch returned to operations in October 2007. We were paid under our contract with Sea Launch upon launch of each mission; therefore, revenues were delayed until the resumption of normal operations. As a result of the launch failure, the Company lost revenue on at least three launch missions either through cancellation or schedule delay. We submitted a claim under our business interruption insurance for $750,000, the limit of our policy.
After negotiation with our Insurance Company, Affiliated FM, we received a letter in February 2009 denying coverage. We see no further method of recourse and now consider the matter closed.
In June 2009, Sea Launch filed for Chapter 11 bankruptcy protection.
(18)	Agreement to Termination of ICC and VCC Leases
On August 28, 2007, the Company and Astrium mutually agreed to terminate the lease agreement dated as of February 28, 2001 in regards to the Company’s lease of the ICC assets from Astrium. Also, we mutually agreed to terminate the lease agreement dated as of July 3, 2001 in regards to the Company’s lease of the VCC assets from Astrium. The ICC and VCC assets are specifically designed cargo carrying equipment used periodically in the U.S. Space Shuttle. In order to terminate these two leases, we mutually agreed that the Company reimburse Astrium $1.4 million for the period March 1, 2007 through August 31, 2007 for the ICC and VCC assets and incur no financial obligations for either the ICC or VCC after August 31, 2007.
(19)	NASDAQ Listing Qualifications
On April 7, 2008, we received a NASDAQ Staff Determination letter indicating that we failed to comply with NASDAQ Marketplace Rule 4310(c)(4), which requires that we maintain a $1.00 bid price, and our securities were, therefore, subject to delisting from The NASDAQ Capital Market.
In June 2009, we received a letter from the NASDAQ Listing Qualifications Staff indicating that we regained compliance with the bid price rule, and we believe we are currently in compliance with all continued listing standards.
(20)	Early Termination of Lease
On May 1, 2008, the Company and R&H Investments reached an agreement upon early termination of the Company’s lease in Webster, Texas. The lease provided for rental payments of $27,000 monthly, which escalated annually through the lease termination of February 2015. In addition, the Company was responsible for all maintenance, utilities, and taxes on the building through the lease terms. Under the terms of the agreement, the Company paid rent through June 30, 2008 and transferred ownership of 2.9 acres of vacant land owned by the Company to R&H Investments. The Company recognized lease termination expenses of approximately $0.4 in fiscal year 2008 million representing consideration paid and forfeited leasehold improvements.

(21)	Early Termination of Cost Plus Award Fee Contract
In May, 2008, the Company received a letter from ARES notifying the Company of ARES’s intent to terminate the Cost Plus Award Fee Subcontract No. SGS-0311403.00 with the Company (the “Subcontract”) pursuant to section GP-07(7.2) of the General Provisions as set forth in Attachment J-7 to the Subcontract. The provision referred to in ARES’s correspondence provides for termination for “convenience.”
As stated in ARES’s letter “...the objective of the Subcontract was to assist NASA’s continued development and operation of the International Space Station...” The Company has consistently received excellent reviews for its performance under the Subcontract and has earned near maximum award fees. Previously, 45 employees of the Company were engaged under the Subcontract, which resulted in no revenues for the current fiscal year.
The Company and ARES have not resolved certain issues relative to the early termination of the Subcontract, including, but not limited to certain amounts receivable from ARES under this contract totaling $1.5 million. The Company is evaluating its contractual rights and other options with respect to ARES’s claimed termination of the Subcontract, including ARES’s obligations with respect to such claimed termination.
(22)	Subsequent Events
Executive Compensation
In August 2009 the Compensation Committee, with the concurrence of the independent Directors of the Company, granted cash and equity awards to the Chief Executive Officer and certain directors of the Company in recognition of the successful fiscal year 2009 recapitalization of the Company.

Officer/Director	Restricted Stock Awards	Cash Bonus

Thomas B. Pickens, III Chief Executive Officer, Director and Chairman	750,000	$200,000
William F. Readdy Director	110,000	$—
Mark E. Adams Director	160,000	$—
John A. Oliva Director	145,000	$—
Sha-Chelle Manning Director	110,000	$—
In addition, the Compensation Committee granted restricted stock awards to officers and employees of the Company that included risk of forfeiture prior to vesting. Such awards encompassed the following:

Named Executive Officer	Restricted Stock Awards	Cash Bonus

John M. Porter Executive Vice President and Chief Financial Officer	300,000	$100,000
Don M. White Senior Vice President	75,000	$92,383
Additionally, 345,559 restricted stock awards were granted to Astrotech employees not noted above. The restricted stock granted in August and September 2009 vest over a 3 year period, at 33% each year, beginning in 2010. The restricted stock awards were granted out of the 2008 Stock Incentive Plan and were valued at $2.3 million, which will be recognized ratably over the vesting period.
Formation of Board of Directors’ Executive Committee
In July 2009, the Board of Directors created an Executive Committee comprised of current Astrotech Directors. Thomas B. Pickens III was approved as Chairman of the Executive Committee, and the other members include Mark Adams, Sha-Chelle Manning, William F. Readdy and John A. Oliva.

Shareholder Rights Plan
In July 2009, the Board of Directors approved the adoption of the Astrotech Shareholder’s Rights Plan and the Company subsequently filed registration Form 8-A with the Securities and Exchange Commission.
Government Facility at VAFB
In September 2009, the construction of the U.S. government facility at VAFB was complete and the Company billed the U.S. government for the completion milestone under the contract.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None to report for the period ended June 30, 2009.

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
Management’s Report On Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009 based on the frame work in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information.
None to report for the period ended June 30, 2009.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item will be contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 11.	Executive Compensation.
The information required by this item will be contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

Item 14.	Principal Accounting Fees and Services.
The information required by this item will be contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders and is hereby incorporated by reference thereto.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of the report:
1. Financial Statements.
The following consolidated financial statements of Astrotech Corporation and its wholly-owned and majority-owned subsidiaries and related notes, are set forth herein as indicated below.

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

4.1
Designation of Rights, Terms and Preferences of Series B Senior Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

4.2
Preferred Stock Purchase Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 2, 1999 (incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999)

4.3
Registration Rights Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 5, 1999 (incorporated by reference to Exhibit 4.3 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999)

4.4
Indenture dated as of October 15, 1997 between the Registrant and First Union National Bank, as Trustee, relating to the Registrant’s 8.0% Convertible Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-43221) filed with the Securities and Exchange Commission on December 24, 1997)

4.5
Designation of Right, Terms and Preferences of Series D Junior Participating Preferred Stock of Astrotech Corporation (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-A filed with the Securities and Exchange Commission on July 31, 2009).

4.6
Rights Agreement, dated as of July 29, 2009, between Astrotech Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A filed with the Securities and Exchange Commission on July 31, 2009).

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

Exhibit No.	Description of Exhibit

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

Exhibit No.	Description of Exhibit

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

Exhibit No.	Description of Exhibit

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

Exhibit No.	Description of Exhibit

10.41
Memorandum of Understanding, dated as of June 8, 2005, between the Registrant and SMH Capital Advisors, Inc. (incorporated by reference to Exhibit 10.47 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.42
Space Media, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.48 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005)

10.43
First Amendment to Loan Agreement (incorporated by reference to Exhibit 10.49 of the Registrant’s Current Report on 8-K filed with the Securities Exchange Commission on November 10, 2005), effective September 30, 2005 between SPACEHAB, Incorporated (the “Borrower”) and Citibank Texas, N.A., formerly known as First American Bank, SSB (the “Lender”), as executed on November 10, 2005

10.44
Second Amendment to Loan Agreement (incorporated by reference to Exhibit 10.50 of the Registrant’s Current Report on 8-K filed with the Securities Exchange Commission on March 3, 2006), dated February 11, 2006 between SPACEHAB, Incorporated (the “Borrower”) and Citibank Texas, N.A., formerly known as First American Bank, SSB (the “Lender”), as executed on February 28, 2006

10.45
Separation Agreement and Mutual Release, dated as of December 15, 2006, between the Registrant and Michael E. Kearney (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2006)

10.46
Separation Agreement and Mutual Release, dated as of January 19, 2007, between the Registrant and Michael E. Bain (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on 10-Q, filed with the Securities and Exchange Commission on February 14, 2007)

10.47
Separation Agreement and Mutual Release, dated as of January 19, 2007, between the Registrant and E. Michael Chewning (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on 10-Q, filed with the Securities and Exchange Commission on February 14, 2007)

10.48
Employment and Non-Interference Agreement, dated as of June 4, 2007, between the Registrant and Michael J. Bowker (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 12, 2007)

10.50
Loan Agreement dated as of February 6, 2008, between Astrotech Space Operations, Inc. (“the Borrower”) and Green Bank, N.A. (the “Lender”) (incorporated by reference to Exhibit 10.50 of the Registrant’s Annual Report on 10-K filed with the Securities and Exchange Commission on September 29, 2008)

10.51
Employment Agreement, effective October 6, 2008 between SPACEHAB, Incorporated and Thomas B. Pickens, III (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report Form 8-K filed with the Securities and Exchange Commission on November 21, 2008).

10.52
Employment Agreement, effective October 6, 2008 between SPACEHAB, Incorporated and James D. Royston (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report Form 8-K filed with the Securities and Exchange Commission on November 21, 2008).

10.53
Employment Agreement, effective October 6, 2008 between SPACEHAB, Incorporated and Brian K. Harrington (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report Form 8-K filed with the Securities and Exchange Commission on November 21, 2008).

10.54
Employment Agreement, effective October 6, 2008 between SPACEHAB, Incorporated and Lance W. Lord (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report Form 8-K filed with the Securities and Exchange Commission on January 13, 2009).

Exhibit No.		Description of Exhibit

(16)		Letter Regarding Change in Certifying Accountant

16.1
Letter from Grant Thornton LLP regarding change in certifying accountant, dated January 18, 2007 (incorporated by reference to Exhibit 16 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2007)

(21)		Astrotech Corporation and Subsidiaries – Subsidiaries of the Registrant

(23)		Consents of Experts and Counsel

	23.1	Consent of PMB Helin Donovan LLP

	23.2	Consent of Grant Thornton LLP (incorporated by reference to Exhibit 23.2 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 29, 2008)

(31)		Rule 13a-14(a) Certifications

31.1
Certification of Thomas B. Pickens, III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2
Certification of John M. Porter, the Company’s Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32)		Section 1350 Certifications

32.1
Certification of Thomas B. Pickens, III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2
Certification of John M. Porter, the Company’s Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astrotech Corporation

	By:	/s/ Thomas B. Pickens, III
Thomas B. Pickens, III
Chief Executive Officer

Date: September 28, 2009

	By:	/s/ John M. Porter
John M. Porter
Senior Vice President,
Chief Financial Officer and
Chief Accounting Officer
Date: September 28, 2009
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

/s/ Thomas B. Pickens, III	Chairman of the Board and	September 28, 2009
Thomas B. Pickens, III	Chief Executive Officer

/s/ Mark Adams	Director	September 28, 2009
Mark Adams

/s/ Lance W. Lord	Director	September 28, 2009
Lance W. Lord

/s/ R. Scott Nieboer	Director	September 28, 2009
R. Scott Nieboer

/s/ Sha-Chelle Manning	Director	September 28, 2009
Sha-Chelle Manning

/s/ John A. Oliva	Director	September 28, 2009
John A. Oliva

/s/ William F. Readdy	Director	September 28, 2009
William F. Readdy

/s/ John M. Porter	Senior Vice President,	September 28, 2009
John M. Porter	Chief Financial Officer and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Index	Description
21	Subsidiaries of the Registrant

23.1	Consent of PMB Helin Donovan LLP

31.1
Certification of Thomas B. Pickens, III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2
Certification of John M. Porter, the Company’s Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1
Certification of Thomas B. Pickens, III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2
Certification of John M. Porter, the Company’s Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.