Form 10-K/A
period 2009-06-30
ASTROTECH Corp \WA\
filed 2009-10-29
CIK 1001907

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
(no par value)
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
As of October 26, 2009, 16,778,664 shares of the registrant’s Common Stock, no par value, were outstanding.

EXPLANATORY NOTE
Astrotech Corporation, referred to herein as “Astrotech”, “the “Company”, “we”, “us” or “our” is amending its Fiscal Year 2009 Form 10-K to add information required in PART III. The required PART III information was intended to be included in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders and was so referenced in 2009 Form 10-K. We have not yet filed our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders.
Note: There are no other changes to the original Form 10-K filing other than those outlined in this document. This Form 10-K/A does not reflect events occurring after the filing of the original 2009 Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
A Board of seven directors was elected at the 2008 Annual Meeting. The Company’s Articles of Incorporation authorize the Board of Directors from time to time to determine the number of its members. Vacancies in unexpired terms and any additional director positions created by Board action may be filled by action of the existing Board of Directors at that time, and any director who is appointed in this fashion will serve until the next Annual Meeting of Shareholders or until a successor is duly elected and qualified.
The following table shows information as of October 1, 2009 regarding members of the Company’s Board of Directors:

		Age as of
		October 1,	Director
Current Directors	Principal Occupation	2009	Since
Thomas B. Pickens, III	Chairman and Chief Executive Officer of Astrotech Corporation	52	2004

Mark Adams*	Founder, President and CEO, Advocate MD Financial Group, Inc.	48	2007

General (Ret.) Lance W. Lord	Chief Executive Officer, Astrotech Space Operations; CEO, Lance Lord and Associates, LLC	63	2008

John A. Oliva*	Managing Principal, Capital City Advisors, Inc.	54	2008

William F. Readdy*	Founder, Discovery Partners, International LLC	58	2008

Sha-Chelle Devlin Manning*	Managing Director, Nanoholdings LLC	41	2009

*	Indicates an “independent director”
Current Directors
Thomas B. Pickens, III
Mr. Pickens was named Astrotech’s Chief Executive Officer in January 2007 and Chairman in February 2008. In 1985, Mr. Pickens founded T.B. Pickens & Co., a company that provides consulting services to corporations, public institutions, and start-up organizations. Additionally, Mr. Pickens is the Managing Partner and Founder of Tactic Advisors, Inc., a company specializing in corporate turnarounds on behalf of creditors and investors that have aggregated to over $20 billion in value. Since 1985, Mr. Pickens has served as President of T.B. Pickens & Co. From 1991 to 2002, Mr. Pickens was the Founder and Chairman of U.S. Utilities, Inc., a company which operated 114 water and sewer utilities on behalf of various companies affiliated with Mr. Pickens. From 1995 to 1999, Mr. Pickens directed over 20 direct investments in various venture capital investments and was Founder and Chairman of the Code Corporation. From 1988 to 1993, Mr. Pickens was the Chairman of Catalyst Energy Corporation and was Chairman of United Thermal Corporation (NYSE). Mr. Pickens was also the President of Golden Bear Corporation, Slate Creek Corporation, Eury Dam Corporation, Century Power Corporation, and Vidilia Hydroelectric Corporation. From 1982 to 1988, Mr. Pickens founded Beta Computer Systems, Inc., and Sumpter Partners, and was the General Partner of Grace Pickens Acquisition L.P.

Mark Adams
Mr. Adams founded Advocate, MD Financial Group, Inc., a leading Texas-based medical liability insurance holding company, in July 2003. Since July 2003, Mr. Adams has served as its Chairman, President, and Chief Executive Officer. He is also a founding partner in several other companies including the Endowment Development Group, a Houston-based life insurance company specializing in placing large multimillion dollar life insurance policies throughout the U.S. market. Mr. Adams founded Murphy Adams Restaurant Group in 2007. He owns and operates Mama Fu’s Asian House restaurants throughout the southeast United States. In 2008, Mr. Adams founded Small Business United, LLC, a cutting edge health insurance company for small businesses. In 2009 Mr. Adams founded Sozo Global, LLC, a rapidly expanding network marketing functional beverage company. Mr. Adams is the winner of the 2008 Prestigious Ernst and Young Entrepreneur of the Year Award for Central Texas. After his career with global public companies such as Xerox and Johnson & Johnson (1985-1988), beginning in 1988, Mr. Adams then spent the next 12 years at Bostik Adhesives where he served in senior management, sales and strategic business roles for their worldwide markets in North America, Latin America, Asia, and Europe. In 1997, Mr. Adams then served as Global Sales Director for Bostik and General Manager of Nitta-Findley Company based in Osaka, Japan and later joined Ward Adhesives, Inc. as a minority owner, General Manager, and Vice President of Sales and Marketing. Mr. Adams currently serves as a Director for several public and private companies, as well as a board member for multiple nonprofit organizations. Mr. Adams is also an advisory board member for the McCoy College of Business at Texas State University.
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
John A. Oliva
John A. Oliva has 27 years of experience in the private equity, investment banking, capital markets, branch management, and asset management sectors. Since 2002, Mr. Oliva has been the Managing Principal of Capital City Advisors Inc. (CCA), a NASD/FINRA registered broker/dealer and independent investment banking and advisory firm. Since 2002, CCA has provided financial advisory services, including mergers/acquisitions and raising expansion capital to select mid-tier companies. Mr. Oliva also co-manages the Indo-American Growth Fund, a private equity fund specializing in private Indian companies, a position he has held since 2007.
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
William F. Readdy
From 1974 to 2005, Mr. Readdy served the United States as a naval aviator, pilot astronaut, military officer, and civil service executive. In 2005, Mr. Readdy established Discovery Partners, International LLC, a consulting firm to provide strategic planning, risk management, safety and emerging technology solutions to aerospace and high-tech industries.
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
Sha-Chelle Devlin Manning
Since September 1, 2008, Sha-Chelle Manning has been Managing Director of Nanoholdings LLC, a company that commercializes scientific breakthroughs in nanotechnology that solve energy efficiency challenges with some of the world’s best scientists and universities. From January 2007 to December 31, 2008, Ms. Manning was Vice- President at Authentix, a Carlyle company that is the leader in authentication solutions for Fortune 500 companies and governments around the world for brand protection, excise tax recovery, and authentication of security documents and pharmaceutical drugs. From September 2005 to April 2007, Ms. Manning was a consultant to the Office of the Governor of Texas, Rick Perry, where she led the development of the Texas nanotechnology strategic plan.
Prior to these assignments, Ms. Manning was Director of Alliances at Zyvex Corporation from August 2002 to September 2005, where she was responsible for the commercialization of nanotechnology products introduced and sold into the marketplace in partnership with key government agencies and industry. Ms. Manning also served as a Vice President for Winstar Communications New Media.
Executive Officers and Key Employees of the Company who are Not Directors
Set forth below is a summary of the background and business experience of the executive officers of the Company who are not nominees of the Board of Directors:

			With
			Company
Name	Position(s)	Age	Since

John M. Porter	Senior Vice President, Chief Financial Officer and Secretary	37	2008

James D. Royston	President	45	2000

Don M. White	Senior Vice President, GM of Astrotech Space Operations	46	2005
The executive officers and key employees named below will serve in such capacities until the next annual meeting of the Company’s Board of Directors, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification, or removal from office.
John M. Porter
Mr. Porter joined Astrotech in October 2008 and serves as the Company’s Senior Vice President, Chief Financial Officer and Secretary. He is responsible for overall strategic planning, corporate development and finance. His primary areas of focus is utilizing financial management to support the core spacecraft payload processing business while efficiently advancing the Company’s biotechnology initiatives in microgravity processing and commercializing advanced technologies that have been developed in and around the space industry.

Prior to joining the Company, Mr. Porter co-founded Arabella Securities, an investment banking firm that specialized in providing trading services and equity research on small-cap companies to institutional investors. He headed the Equity Research department, and published research on small companies in the Healthcare Technology sector. Arabella Securities subsequently merged with another broker/dealer in 2006 where Mr. Porter continued to lead the firm’s Healthcare investment banking practice. Mr. Porter previously served as Director of Business Development for Luminex Corporation (NASDAQ: LMNX), a leading developer of biological testing technologies for the Diagnostic and life sciences industries. While at Luminex, Mr. Porter was responsible for the development, negotiation and management of Luminex’s strategic partnership program. During his tenure at Luminex, over 40 new strategic licensing partnerships were formed with companies around the globe including Hitachi Software (Japan), Qiagen (Germany), Tepnel (UK), Invitrogen (formerly Biosource, US), Inverness Medical (US), Millipore Corporation (formerly Upstate Biotech, US), and many other world class companies. Mr. Porter performed additional duties including strategic planning, product development, marketing management, and investor relations. Mr. Porter also served in multiple capacities during the preparation, and execution of Luminex’s initial public offering (IPO) in March 2000, where the company successfully raised approximately $100M.
Mr. Porter has a Bachelor of Science in Chemistry from Hampden-Sydney College in Virginia. In addition, Mr. Porter earned a Master of Business Administration from the A.B. Freeman School of Business at Tulane University and holds a Master of Science in Physical Chemistry & Material Science from Tulane University in New Orleans.
James D. Royston
In June 2007, Mr. Royston was appointed to the position of President of Astrotech Corporation, responsible for advancing the Company’s global space commerce initiatives. Mr. Royston joined Astrotech in 2000 and most recently served as Senior Vice President and General Manager of Astrotech Space Operations. A former RWD Technologies Inc, executive (NASDAQ -RWDT), Mr. Royston served as the company’s e-Learning Director, where he managed company operations, strategic planning, and growth strategies. Mr. Royston also served as the Director of the Information Management Project Office for United Space Alliance at NASA’s Kennedy Space Center (KSC). His aerospace experience also includes acting as the KSC Operations Director for Orbital Sciences Corporation, overseeing all contract and business development activities, as well as managing the Information Systems for NASA’s Hubble Space Telescope Program. He also served as a Program Manager at NASA Headquarters in Washington, D.C.
Don M. White
Don M. White has been instrumental in leading Astrotech’s satellite processing operations since 2005. As Senior Vice President and General Manager of Astrotech Space Operations, Mr. White oversees a rigorous satellite payload processing schedule. He is also responsible for expanding business services, improving profitability, and managing current contracts. Additionally, Mr. White maintains ongoing negotiations with all customers, pledging that every mission contract process is streamlined with the utmost efficacy and safety.
Prior to joining the Astrotech team, Mr. White was employed at Lockheed Martin as their Payloads/Ordnance Chief Engineer. He was then promoted to Mission Support Manager, leading various aspects of the Atlas V Development Program. Mr. White’s extensive aerospace experience also includes providing leadership to the Titan and Shuttle External Tank programs while at Martin Marietta Corporation.
Operations of the Board of Directors
Director Nomination Process
Astrotech’s director nominees are approved by the Board after considering the recommendation of the Corporate Governance and Nominating Committee.
A Board of six directors will be elected at the Annual Meeting. The Company’s Articles of Incorporation provide that, with respect to any vacancies or newly created directorships, the Board will nominate such individuals as may be specified by a majority vote of the then sitting directors.

Regarding nominations for directors, the Corporate Governance and Nominating Committee identifies nominees in various ways. The Corporate Governance and Nominating Committee considers the current directors that have expressed interest in, and that continue to satisfy, the criteria for serving on the Board. Other nominees may be proposed by current directors, members of management, or by shareholders. From time to time, the Corporate Governance and Nominating Committee may engage a professional firm to identify and evaluate potential director nominees, but has not paid any of such fees to date. The Corporate Governance and Nominating Committee considers the Board at a strategic level looking for industry and professional experience that complements the Company’s goals and direction. The Corporate Governance and Nominating Committee has established certain criteria it considers as nominating guidelines for the Board of Directors. The criteria include:
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
Committees of the Board of Directors
During fiscal year 2009, the Board of Directors had three standing committees: an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. Each such committee currently consists of three persons and each member of the Audit, Compensation and Corporate Governance and Nominating Committees are required at the minimum to meet the “independence” requirements of the Nasdaq Capital Market’s Marketplace Rules. Additionally, the Board of Directors created an Executive Committee in July 2009, which consists of five current Board members.
The Governance and Nominating Committee, the Audit Committee and the Compensation Committee have adopted a charter that governs its authority, responsibilities and operation. The Company periodically reviews, both internally and with the Board, the provisions of the Sarbanes-Oxley Act of 2002, and the rules of the SEC and NASDAQ regarding corporate governance policies, processes and listing standards. In conformity with the requirement of such rules and listing standards, we have adopted a written Audit Committee Charter, a Compensation Committee Charter, and a Corporate Governance and Nominating Committee Charter, which may be found on the Company’s web site at www.astrotechcorp.com under “For Investors” or by writing to Astrotech Corporation, 401 Congress Avenue, Suite 1650, Austin, Texas 78701, Attention “Investor Relations” and requesting copies.
The Board of Directors has determined each of the following directors to be an “independent director” as such term is defined by Rule 5605(a)(2) of the NASDAQ Marketplace Rules: Mark Adams; John A. Oliva; Sha-Chelle Devlin Manning and William F. Readdy. The Board of Directors has also determined that each member of the Audit Committee and the Compensation Committee, and a majority of the members of the Corporate Governance and Nominating Committee during the past fiscal year met the independence requirements applicable to those Committees prescribed by NASDAQ and SEC rules.
The Corporate Governance and Nominating Committee
The Corporate Governance and Nominating Committee was created by the Board of Directors in February 2004. The Corporate Governance and Nominating Committee’s charter was adopted by the Committee and approved by the Board in May 2004. The charter is available in the “For Investors” section of the Company’s web site at www.astrotechcorp.com. The primary purpose of the Corporate Governance and Nominating Committee is to provide oversight on the broad range of issues surrounding the composition and operation of the Board of Directors, including identifying individuals qualified to become Board members and recommending to the Board director nominees for the next Annual Meeting of Shareholders. As of the end of fiscal year 2009 the Corporate Governance and Nominating Committee consisted of Mr. Adams (Chairman), Ms. Manning and Mr. Oliva. During fiscal year 2009, the Corporate Governance and Nominating Committee met twice.

The Audit Committee
The Audit Committee is composed solely of independent directors that meet the requirements of NASDAQ and SEC rules and operates under a written charter adopted by the Audit Committee and approved by the Board of Directors in May 2004. The charter is available on the Company’s web site which is www.astrotechcorp.com. The Audit Committee is responsible for appointing and compensating a firm of independent registered public accountants to audit the Company’s financial statements, as well as oversight of the performance and review of the scope of the audit performed by the Company’s independent registered public accountants. The Audit Committee also reviews audit plans and procedures, changes in accounting policies, and the use of the independent registered public accountants for non-audit services. As of the end of fiscal year 2009, the Audit Committee consisted of Mr. Oliva (Chairman), Mr. Adams, and Mr. Nieboer. During fiscal year 2009, the Audit Committee met five times. The Board of Directors has determined that John A. Oliva met the qualification guidelines as an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.
Mr. Nieboer resigned as Director on September 30, 2009. Subsequently, Ms. Manning was appointed in October 2009.
The Compensation Committee
The Compensation Committee is composed solely of independent directors that meet the requirements of NASDAQ and SEC rules and operates under a written charter adopted by the Compensation Committee and approved by the Board of Directors in May 2004, and amended in May 2005. The charter is available on the Company’s web site, which is www.astrotechcorp.com. The Compensation Committee is responsible for determining the compensation and benefits of all executive officers of the Company and establishing general policies relating to compensation and benefits of employees of the Company. The Compensation Committee also administers the Company’s 2008 Stock Incentive Plan, the 1994 Stock Incentive Plan, the 1995 Directors’ Stock Option Plan, and the Employee Stock Purchase Plan in accordance with the terms and conditions set forth in those plans. As of the end of fiscal year 2009, the Compensation Committee consisted of Mr. Adams (Chairman), Mr. Readdy, and Mr. Oliva. During fiscal year 2009, the Compensation Committee met twice.
The Executive Committee
Subsequent to fiscal year 2009 period end, the Board of Directors created an Executive Committee comprised of current Astrotech Directors. The Executive Committee is responsible for facilitating general corporate decisions, including the review of strategic alternatives. The Executive Committee includes Mr. Pickens (Chairman), Mr. Olivia, Mr. Adams, Mr. Readdy and Ms. Manning. Following its formation in July 2009, the Executive Committee met once.
Code of Ethics and Business Conduct
The Company’s Code of Ethics and Business Conduct applies to all directors, officers, and employees of Astrotech. The key principles of this code include acting legally and ethically, speaking up, getting advice, and dealing fairly with the Company’s Shareholders. The Code of Ethics and Business Conduct is available on the Company’s web site at www.astrotechcorp.com and is available to the Company’s Shareholders upon request. The Code of Ethics and Business Conduct meets the requirements for a “Code of Conduct” under the SEC rules for financial officers.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership with the SEC. Such directors, executive officers, and greater than 10% Shareholders are required by SEC regulation to furnish to the Company copies of all Section 16(a) forms they file. Due dates for the reports are specified by those laws, and the Company is required to disclose in this document any failure in the past fiscal year to file by the required dates. Based solely on written representations of the Company’s directors and executive officers and on copies of the reports that they have filed with the SEC, the Company’s belief is that all of Astrotech’s directors and executive officers complied with all filing requirements applicable to them with respect to transactions in the Company’s equity securities during fiscal year 2009.

Item 11.	Executive Compensation
Compensation Discussion and Analysis
Overview
Astrotech provides a range of products and services that focus on utilizing space for the needs of government and commercial applications. Our core business operates spacecraft pre-launch facilities and provides supporting services at three domestic launch sites. We develop and operate space flight hardware assets, provide manned and unmanned payload processing services, and develop commercial product using space-based technology. In anticipation of the planned 2010 space shuttle retirement, we began developing new products and services within our strategic focus on the commercial exploitations of space.
Achieving our Company’s aspirations requires a highly skilled, motivated team. Thus, our compensation system is designed to be competitive with those of other companies that compete for highly skilled technical employees and executives. Our performance-based compensation system is intended to include incentives for innovation and entrepreneurial spirit.
Guiding Principles
The Compensation Committee strives to achieve our strategic objectives by designing our compensation program to offer competitive base compensation to attract and retain experienced qualified executives while offering incentives to foster the innovation and entrepreneurial spirit necessary for executing our business strategy and rewards for successful achievement of performance goals. In designing our executive compensation program, we are guided by five principles:
•	Establish target compensation levels that are competitive within the industries and the markets in which we compete for executive talent;
•	Structure executive compensation so that our executives share in Astrotech’s successes and failures by correlating compensation with target levels based upon business performance;
•	Link pay to performance by making a percentage of total executive compensation variable, or “at risk”, through an annual determination of performance-based incentive compensation;
•	Align a portion of executive pay with shareholder interests through equity awards; and
•	Maintain a company-wide entrepreneurial atmosphere by minimizing special “executive only” benefits or prerequisites.
Operation of the Compensation Committee
The Compensation Committee of the Board of Directors administers our executive compensation program and monitors the Company’s overall compensation strategy to ensure that executive compensation supports the Company’s business objectives. The Compensation Committee reviews and determines salary, short-term incentives, long-term incentives and other benefits for the Company’s Chief Executive Officer (“CEO”) and certain named executive officers (“NEOs”).
For a more complete discussion of the responsibilities of the Compensation Committee, see the Operations of the Board of Directors — The Compensation Committee, and the charter for the Compensation Committee posted on our web site at www.astrotechcorp.com.
The Compensation Program
The key components of our current compensation program for Astrotech executive officers are:
•	Base salary;
•	Short-term cash incentives;
•	Long-term performance-based and other equity awards; and
•	Other benefits.

To remain competitive, the Compensation Committee periodically benchmarks our executive compensation program to determine how well actual compensation targets and levels compare to our overall philosophy and target markets. The primary focus of the benchmarking process is on public companies in the aerospace, defense and government contractor industries of similar or otherwise comparable size and complexity. This benchmarking considers information from proxy data for the peer group’s CEO and NEOs and was last presented to the Compensation Committee in August 2009.
During fiscal 2007 and 2008, the Compensation Committee retained an independent outside consultant, Strategic Compensation Research Associates, to review total executive compensation. The Compensation Committee used the independent consultant to guide compensation of executive officers during fiscal 2008 and 2007.
Executive Compensation through the Company’s Restructuring and Transition Period
In January, 2007, the Board of Directors of the Company initiated a comprehensive restructuring and transition program to wind down the Company’s remaining committed space shuttle module missions, reassess the Company’s capital structure and reduce Company operating expenses. During this restructuring and transition period the Company’s CEO and certain other NEOs did not have employment agreements and the Compensation Committee suspended its annual stock option grant program and short term cash incentive plan. In recognition of the efforts of the Company’s CEO, NEOs and certain directors in fiscal 2008, the Compensation Committee, with the concurrence of the Committee of Independent Directors of the Board of Directors, granted specific equity and cash awards in July 2008. Additionally, employment agreements were granted to Thomas B. Pickens III, James D. Royston, Lance W. Lord and Brian K. Harrington.
Other Considerations in Determining Executive Compensation
We believe that our executive compensation properly incentivizes our senior management to focus on the overall goals of the Company. Each element of our Executive Compensation Program is structured towards specific objectives. If a unique situation occurs where incentive goals are considered for adjustment or stock options repricing is considered, the Compensation Committee will perform a review of the individual facts and circumstances before taking any action.
Role of the Compensation Committee and CEO in Determining Executive Compensation
For fiscal year 2008, the Compensation Committee held Base Salaries for our NEOs unchanged except for new appointments, recognizing the objectives of the Board of Directors for restructuring and transitioning the Company. In July 2007, our CEO, Mr. Pickens provided to the Compensation Committee his recommendations with respect to potential compensation for the NEOs other than himself. Mr. Pickens’ recommendations recognized the successful completion of the period of restructuring and transition. The Compensation Committee reviewed and gave considerable weight to these recommendations because of Mr. Pickens’ direct knowledge of the other executives’ performance and contributions. The Compensation Committee ultimately used its collective judgment along with the advice of its compensation consultant to determine the base salaries, grants of restricted and unrestricted stock, and the size of each stock option grant, in each case for the NEOs. Mr. Pickens, who became our CEO in January 2007 was awarded his compensation based on the collective judgment of the Compensation Committee and upon the advice and consultation of SCRA, the Compensation Committee’s retained compensation consultant. Mr. Pickens was not present during any discussion or determination of his compensation by the Compensation Committee.
Base Salary
Base salary is designed to compensate our employees in part for their roles and responsibilities, and also to provide a fixed level of compensation that serves as a retention tool throughout the executive’s career. As of September 30, 2009, the Company had employment agreements, which included base salary, with Mr. Pickens, Mr. Royston, Mr. Lord and Mr. White. These initial base salaries were set considering each executive’s roles and responsibilities, current skills, future potential and comparable market compensation. Typically, the Compensation Committee reviews the base salaries of each NEO annually. Adjustments are made based on individual performance, changes in roles and responsibilities, and external market data for similar positions.
Subsequent to the completion of fiscal 2009, the Compensation Committee completed a review of executive compensation in August 2009. The Compensation Committee recommended to the Board of Directors that the following annual salary changes should be made for fiscal 2010: Mr. Pickens’ salary increased to $380,000, Mr. Porter’s salary increased to $250,000, Mr. Lord’s salary increased to $240,000 and Mr. White’s salary increased to $200,470.

Short-term Cash Incentives
At the discretion of the Compensation Committee, we provide annual incentive awards under our Key Employee Incentive Bonus Plan (the “Bonus Plan”). These short-term cash incentives are designed to reward the achievement of specific, pre-set financial results measured over the fiscal year in which that compensation is earned. Generally, we compute the Bonus Plan after the end of each fiscal year and make the cash awards during the first quarter of the next fiscal year. The Bonus Plan encompasses all employees of the Company based upon maximum award levels stated as a percentage of base salary (“Payout Percentage”). The maximum award levels are set within our salary-grade structure for each salary grade ranging from 5% to 50%.
For fiscal year 2009, the Compensation Committee approved a Bonus Plan encompassing three equally weighted “Bonus Elements”, each based upon specific objectives set by the Compensation Committee at the beginning of the fiscal year. The sum of the Payout Percentage for each of the Bonus Elements, then is applied to the award levels for each employee to determine the Bonus Award. For fiscal year 2009, the Compensation Committee had established the following three Bonus Elements:
•
Individual Performance — A Payout Percentage of up to 33% of the individual’s total bonus is based upon the officer or employee’s performance of his job responsibilities and achievement of individual goals as determined through the annual performance review process.

•
Business Unit Performance — A Payout Percentage of up to 33% of the individual’s total bonus is to be awarded based upon financial performance of the officer or employee’s Business Unit based upon net income, relative to the approved budget for the fiscal year.

•
Corporate Performance — A Payout Percentage of up to 33% of the individual’s total bonus is to be awarded based upon financial performance of the Company, as measured by comparing the approved budget of revenue, net income and backlog to actual results for the fiscal year.

Given the dynamic marketplace and the possibility of unforeseen developments, the Compensation Committee has discretionary authority to adjust such awards to reflect actual performance in light of such developments or to make other discretionary adjustments to the overall Payout Percentage or to individual employee bonuses. Bonus maximum award levels range from 30% to 50% of base salaries for our NEOs. On average, we target our short term cash incentives to comprise approximately 15% of the total compensation package of our NEOs.
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
Our shareholder-approved incentive plans allow for the granting of stock options based upon Astrotech’s stock prices in the public markets. Stock options are granted with an exercise price not less than the market price of our common stock on the grant date. Options generally vest over a period of four years with 25% becoming exercisable on each anniversary of the grant date as long as the recipient is still employed by the Company on the date of vesting, and generally expire after ten years.
Stock awards, restricted stock grants and stock option awards were made in August 2009 in amounts for our NEOs as set forth in the table labeled Fiscal Year 2009 Grants of Plan-Based Awards.
Benefits
Our benefit programs are established based upon an assessment of competitive market factors and a determination of what is needed to attract and retain high caliber executives. Astrotech’s primary benefits for executives include participation in the Company’s broad-based plans: the 401(k) Plan, the Company’s health, dental and vision plans and term life and disability insurance plans. The Company also provides certain executives, including some NEOs, with supplemental disability insurance. This plan offers additional income protection to Senior Vice Presidents and above and is provided to supplement the monthly benefit amounts that are capped in the general disability policy. The Company provides 1.5 times of each NEOs annual base salary to a maximum of $300,000 in term life insurance and pays the premium for such insurance. The fair values of premiums paid in excess of IRS limitations are included as other income reported for the NEO.

Indemnification Agreements
The Company has entered into indemnification agreements with each of its NEOs. The agreements provide that the Company shall indemnify and hold harmless each indemnitee from liabilities incurred as a result of such indemnitee’s status as an officer, or employee of the Company, subject to certain limitations.
Post-Termination Compensation
The Compensation Committee believes that severance benefits and change of control benefits are necessary in order to attract and retain the caliber and quality of executive that the Company needs in its most senior positions. These benefits are particularly important to provide for continuity of senior management allowing executives to focus on results and long-term strategic initiatives.
At September 30, 2009, Mr. Pickens, Mr. Royston, Mr. Lord and Mr. White were the only executives with existing employment contracts. The agreements provide for severance payments and benefits if termination occurs without “cause” or if the executive leaves for “good reason”. There is also additional compensation provided in circumstances following such termination after a “change in control”. Additional information regarding the severance and change in control payments, including a definition of key terms and a quantification of benefits that would have been received by our NEOs at termination is found under Potential Payments upon Termination or Change in Control, which follows.
During fiscal 2009, Brian K. Harrington resigned as Senior Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Harrington received the full compensation package provided under his employment agreement.
Stock Ownership Guidelines
The Company has not established stock ownership guidelines.
Tax Deductibility Policy
The Compensation Committee considers the deductibility of compensation for federal income tax purposes in the design of the Company’s compensation programs. We believe that all of the incentive compensation paid to our NEOs for fiscal year 2009 qualifies as “performance-based compensation” and thus, is fully deductible by the Company for federal income tax purposes. While we generally seek to ensure the deductibility of the incentive compensation paid to our NEOs, the Compensation Committee intends to retain the flexibility necessary to provide cash and equity compensation in line with competitive practice, our compensation philosophy, and the best interest of our shareholders even if these amounts are not fully tax deductible. The employment agreements between the Company and its NEOs provide for interpretation, operation and administration consistent with the intent of Section 409A of the Internal Revenue Code, to the extent applicable.
Compensation Committee Interlocks and Insider Participation
The Company’s Compensation Committee consists of Mr. Adams (Chairman), Mr. Readdy and Mr. Oliva. Mr. Barry A. Williamson served as Chairman of the Compensation Committee until February 2009. Mr. Adams is President and Chief Executive Officer of Advocate MD Financial Group, Inc. (“Advocate”). Mr. Pickens serves on the Board of Directors of Advocate; however, Mr. Pickens is not a member of the Compensation Committee of Advocate.
Compensation Committee Report
Astrotech’s Compensation Committee met in October 2009 and has reviewed and discussed with management the Compensation Discussion and Analysis required by item 402(b) of Regulation S-K and, based on such review and discussion, has recommended to the Board of Directors that such Compensation Discussion and Analysis be included in Form 10-K for fiscal year ended June 30, 2009.
Mark Adams
John A. Oliva
William F. Readdy

Executive Compensation
The Summary Compensation Table provides compensation information about Astrotech’s principal executive officer, principal financial officer and the other most highly compensated executive officers.
Summary Compensation Table

Name and Principal		Salary	Bonus	Stock	Option	All Other
Position	Year	($)	($)(1)	Awards($)(2)	Awards ($)(3)	Compensation ($)(4)	Total ($)
Thomas B. Pickens, III;	2009	360,000	200,000	847,500	—	11,974	1,419,474
Chief Executive Officer	2008	360,000	350,000	495,000	15,440	10,070	1,230,510

John M. Porter (5);	2009	142,500	100,000	339,000	30,040	7,378	618,918
Chief Finance Officer	2008	—	—	—	—	—	—

James D. Royston;	2009	210,000	—	—	—	813	210,813
President	2008	180,000	—	90,000	11,580	810	282,390

Lance W. Lord(6);	2009	225,000	—	—	—	703	225,703
Chief Executive Officer, Astrotech Space Operations	2008	13,462	—	22,500	13,510	—	49,472

Brian K. Harrington (7);	2009	207,692	—	—	—	85,556	293,248
Former Chief Financial Officer	2008	225,000	—	67,500	7,720	11,280	311,500

Don M. White(8);	2009	184,765	92,383	84,750	14,160	9,879	385,937
Sr. VP, GM of Astrotech Space Operations	2008	147,200	—	—	1,374	8,022	156,596

(1)	See narrative on Short-term Cash Incentives: Bonus was awarded in August 2009, for performance in fiscal year 2009.

(2)
See narrative on Long-term Incentive Non-cash Awards: Includes restricted stock granted on August 19, 2009 of 750,000 shares to Mr. Pickens, 300,000 shares to Mr. Porter and 75,000 shares to Mr. White.

(3)	Option awards are valued using a Black-Scholes option pricing model at the grant date.

(4)	See Schedule of All Other Compensation that follows for further detail.

(5)	Mr. Porter began employment with Astrotech in October 2008. On an annualized basis, his annual salary was $195,000 in fiscal 2009.

(6)	Mr. Lord was appointed Chief Executive Officer of Astrotech Space Operations in June 2008. Prior to that time, Mr. Lord was a member of the Board of Directors.

(7)
Mr. Harrington resigned in June 2009. Included in the “All Other Compensation” is 401(k) matching contributions, supplemental insurance, and benefits provided by his employment agreement, including base salary through his last day of employment, accrued but unpaid vacation, the initial severance payment, reimbursement of attorneys fees, reimbursement of the COBRA expenses and consulting fees.

Schedule of All Other Compensation for Fiscal Year 2009

	401(K) Plan
	Company	Supplemental
	Matching	Disability Insurance
Named Executive	Contributions	Premium	Severance	Total
Officer	($)	($)	Payments ($)	($)
Thomas B. Pickens, III	10,520	1,454	—	11,974
John M. Porter	6,863	515	—	7,378
James D. Royston	—	813	—	813
Lance W. Lord	—	703	—	703
Don M. White	9,141	738	—	9,879
Brian K. Harrington(1)	12,962	909	71,685	85,556

(1)
Resigned as Senior Vice President and Chief Financial Officer in June 2009. Included in the “All Other Compensation” is 401(k) matching contributions, supplemental insurance, and benefits provided by his employment agreement, including base salary through his last day of employment, accrued but unpaid vacation, the initial severance payment, reimbursement of attorneys fees, reimbursement of the COBRA expenses and consulting fees.

Fiscal Year 2009 Grants of Plan-Based Awards
The following table shows additional information regarding: (i) the target and presumed maximum level of annual cash incentive awards for the Company’s executive officers for performance during fiscal year 2010, as established by the Compensation Committee in August 2009 under the Company’s Key Employee Incentive Bonus Plan; and (ii) stock option awards granted in August 2009 that were awarded to help retain the NEOs and focus their attention on building Shareholder value. The actual amount of the annual cash incentive award received by each NEO for performance during fiscal year 2009 is shown in the Fiscal Year 2009 Summary Compensation Table.

			All Other	All Other
	Estimated Future		Stock	Option		Grant
	Payouts Under Non-		Awards:	Awards:		Date Fair
	Equity Incentive Plan		Number of	Number of		Value of	Grant Date
	Awards		Shares	Securities		Stock and	of
	Target	Maximum	Restricted	Underlying	Exercise	Option	Restricted
Name	($)(1)	($)(1)	Stock (#)(3)	Options(2)	Price	Awards($)	Stock

Thomas B. Pickens, III	114,000	190,000	750,000	—	—	—	August 19, 2009

John M. Porter	75,000	125,000	300,000	100,000	$0.35	30,040	August 19, 2009

James D. Royston	63,000	105,000	—	—	—	—	—

Lance W. Lord	72,000	120,000	—	—	—	—	—

Don M. White	60,141	100,235	75,000	—	—	—	August 19, 2009

Brian K. Harrington(4)	—	—	—	—	—	—	—

(1)	Estimated bonus for Mr. Pickens, Mr. Porter, Mr. Roystn, Mr. Lord and Mr. White are computed at a maximum of 50% of base salary. Estimated target bonus percentage is 30% of base salary.

(2)	Stock options granted to Mr. Porter on his date of hire.

(3)	Represents restricted stock awards made to Mr. Pickens, Mr. Porter and Mr. White made on August 19, 2009.

(4)
Brian K. Harrington resigned as Senior Vice President, Chief Financial Officer, Secretary and Treasurer in June 2009. Mr. Harrington did not receive equity grants in fiscal 2009 and is not eligible for future non-equity incentive awards.

Employment Agreements
The Company has entered into employments agreements with Mr. Pickens, Mr. Royston, Mr. Lord and Mr. White. Mr. Harrington had an employment agreement at the time of his resignation. Each employment agreement sets forth, among other things, the NEO’s minimum base salary, bonus opportunities and provisions with respect to certain payments and other benefits upon termination of employment under certain circumstances such as without “Cause,” leaving employment for “Good Reason” or a “Change in Control.” Please see Potential Payments Upon Termination or Change in Control for a description of such provisions.
The minimum base salary set in the employment agreement for Mr. Pickens is $360,000, Mr. Lord is $175,000, Mr. Royston is $210,000 and for Mr. White is $184,765. Mr. Harrington was paid his salary pro rata through the date of his resignation to June 30, 2009.
The NEOs participate in the Key Employee Incentive Bonus Plan in accordance with the terms of the plan which includes all employees of the Director Level and above. In accordance with that Plan, all NEO’s maximum bonus 50%, subject to Compensation Committee discretion.
Awards
In September 2009, the Compensation Committee awarded restricted stock awards to the Company’s NEOs (and virtually all employees). The Compensation Committee also awarded bonuses to NEOs, and virtually all other employees, as recognition of the strong financial performance achieved during 2009.
Salary and Bonus in Proportion to Total Compensation
We believe that a substantial portion of each NEO’s compensation should be in the form of performance based awards, particularly equity based awards which align the interest of management with that of the Shareholders. In 2009, the total compensation of our NEOs was consistent with this philosophy. Providing long-term compensation such as equity awards allows the Company to attract and incent qualified executives with less cash outlay, and to retain the executives over a longer period.

Outstanding Equity Awards at Fiscal Year 2009 End
The following table shows certain information about unexercised options at June 30, 2009.
Schedule of Outstanding Equity Awards

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options (#)	Options (#)	Option Exercise	Option
Name	Exercisable(1)	Unexercisable(2)	Price ($)	Expiration Date
Thomas B. Pickens, III	100,000	—	0.45	07/18/2010
	1,000	—	20.80	12/01/2011
	500	—	7.70	12/01/2012
	500	—	7.20	12/12/2013
John M. Porter	40,000	60,000	0.35	10/01/2018
James D. Royston	75,000	—	0.45	07/18/2010
	400	—	7.00	09/17/2012
	400	—	10.20	08/07/2013
	1,200	—	24.10	08/16/2014
	1,200	300	14.30	08/03/2015
	2000	1,000	11.50	08/09/2016
Lance W. Lord	87,500	—	0.45	07/18/2010
Don M. White	8,900	—	0.45	07/18/2010
	1,200	600	11.50	08/09/2016
	12,500	37,500	0.33	10/06/2018
Brian K. Harrington(3)	2,000	—	17.50	09/02/09
	2,000	—	24.10	09/02/09
	2,000	—	14.30	09/02/09
	2,000	—	11.50	09/02/09
	50,000	—	0.45	09/02/09

(1)	All exercisable options will expire 90 days after the date of an employee’s termination.

(2)	See table Schedule of Voting Option Grants below for future vesting dates and stock option amounts.

(3)
Brian K. Harrington resigned from Astrotech in June 2009. In accordance with his employment agreement, Mr. Harrington’s outstanding equity awards were immediately vested and expire 90 days from his resignation date.

The following table provides information with respect to the vesting of each NEO’s outstanding unexercisable options that are set forth in the above table:
Schedule of Vesting Stock Option Grants

Name	08/03/2009	08/09/2009	10/01/2009	08/09/2010	10/06/2010	10/06/2011	10/06/2012
John M. Porter			60,000
James D. Royston	300	500		500	—	—
Don M. White		300		300	12,500	12,500	12,500

2009 Option Exercises and Stock Vested
During fiscal year 2009 there were no stock options exercised. On July 18, 2008, the Compensation Committee made equity and cash awards to its CEO and NEOs reflective of their contributions in fiscal 2008. The following table sets forth the number and corresponding value realized during fiscal year 2009 and reflecting the grants made on July 18, 2008 with respect to common stock or restricted stock grants.

	Option Awards		Stock Awards
	Number of
	Shares
	Acquired on	Value Realized	Number of Shares	Value Realized
Name	Exercise	on Exercise	Acquired on Grant	on Grant

Thomas B. Pickens III(1)	—	—	1,100,000	$495,000

John M. Porter	—	—	—	—

James D. Royston(2)	—	—	200,000	90,000

Lance W. Lord(2)	—	—	50,000	22,500

Brian K. Harrington(2)	—	—	150,000	67,500

(1)	Includes award of 1,100,000 shares of common stock made to Mr. Pickens and awards of restricted stock made on July 18, 2008, as noted in the 2008 10K/A.

(2)	Awards of restricted stock vesting 50% on January 15, 2009, 25% on January 15, 2010, and 25% on January 15, 2011.
The company granted restricted stock units and stock options to the NEO’s during fiscal 2009. Refer to the table entitled “Fiscal Year 2009 Grants of Plan-Based Awards” included in Item 11 of this 10K/A for further detail.
Pension Benefits
All employees of the Company, including NEOs, are eligible to participate in the Astrotech 401(k) plan. In accordance with this plan, employees are eligible to contribute up to 25% of their base salary subject to Internal Revenue Service limitations into the plan with all such contributions being fully vested upon contribution. The Company will match, dollar for dollar, up to 5% of the employee’s contributions. Employer contributions into the plan vest pro-rata after 3 years of vesting service and are fully vested thereafter. The Company has no additional Pension Benefits for its NEOs.
The Company does not have a nonqualified deferred compensation plans and the NEOs have not accrued any benefits or rights to payments other than the Astrotech 401(k) Plan and potential payments upon termination discussed below.
Potential Payments Upon Termination or Change in Control
As noted under Compensation Discussion and Analysis — Post-Termination Compensation, the Company has entered into employment agreements with Mr. Pickens, Mr. Royston, Mr. Lord and Mr. White that provide for payments and other benefits in connection with the officer’s termination for a qualifying event or circumstance and for enhanced payments in connection with such termination after a Change in Control (as defined in the applicable agreement). A description of the terms with respect to each of these types of terminations follows.

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
The benefits to be provided to the NEO in each of these situations are described in the tables below, which assume that the termination had taken place in fiscal 2010.
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
Payment Obligations Under Employment Agreements Upon Termination of Employment of NEO
The following tables set forth Astrotech’s potential future payment obligations under the employment agreements under the circumstances specified upon a termination of the employment of our NEOs. Unless otherwise noted, the descriptions of the payments below are applicable to all of the tables relating to potential payments upon termination or a Change in Control.
Equity Acceleration — The Company’s employment agreements include provisions to accelerate the vesting of outstanding equity awards upon termination, including termination pursuant to a Change in Control. The Compensation Committee oversees the Executive Stock Option Plan and is charged with the responsibility of reviewing and granting exceptions to previously issued equity grants on a case by case basis.

Health Care Benefits — The employment agreements generally provide that, after resignation for Good Reason or termination without Cause, the Company will continue providing medical, dental, and vision coverage to the NEO and the NEO’s dependents at least equal to that which would have been provided if the NEO’s employment had not terminated, if such coverage continues to be available to the Company, until the earlier of (a) the date the NEO becomes eligible for any comparable medical benefits provided by any other employer or (b) the end date of an enumerated period following the NEO’s date of termination.
As termination benefits would be payable upon an event following June 30, 2009, the tables below reflect salary changes made by the Compensation Committee for fiscal year 2010.
Thomas B. Pickens III

			Resignation
	Resignation	Termination	for Good
	for Good	for Other	Reason or
	Reason or	Than Good	Termination
	Termination	Reason or	Without Cause
Benefits and Payments	Without	Termination	After Change-
Upon Termination	Cause(1)	With Cause	in-Control(2)	Disability	Death

Compensation(3):
Base Salary	380,000	—	570,000	380,000	380,000
Bonus	95,000	—	142,500	95,000	95,000

Equity(4):
Restricted Stock	2,115,000	—	2,115,000	2,115,000	2,115,000

Benefits and Perquisites:
Post-Termination Health Care	20,793	—	31,190	20,793	20,793
Life Insurance Premiums	—	—	—	—	—
Accrued Vacation Pay(5)	36,538	36,538	36,538	36,538	36,538

Total:	2,647,331	36,538	2,895,228	2,647,331	2,647,331

(1)	Pursuant to the employment agreement, this estimate assumes twelve months of base salary and benefits after termination.

(2)	Provision on change in control provides for 18 months salary if terminated.

(3)	Bonus estimated at 50% of estimated maximum bonus.

(4)
Equity awards assumed exercise price of $2.82, which was the closing ASTC stock price at September 30, 2009. Unvested options above market value at September 30, 2009 were not included in the calculation.

(5)	Assumes 5 weeks of accrued vacation upon termination (maximum contractual allowance).

James D. Royston

			Resignation
	Resignation	Termination	for Good
	for Good	for Other	Reason or
	Reason or	Than Good	Termination
	Termination	Reason or	Without Cause
Benefits and Payments	Without	Termination	After Change-
Upon Termination	Cause(1)	With Cause	in-Control(2)	Disability	Death

Compensation(3):
Base Salary	157,500	—	210,000	157,500	157,500
Bonus	39,375	—	52,500	39,375	39,375
Long Term Cash Incentive(4)	18,000	—	18,000	18,000	18,000
Equity(5):
Restricted Stock	282,000	—	282,000	282,000	282,000

Benefits and Perquisites:
Post-Termination Health Care	11,649	—	15,532	11,649	11,649
Life Insurance Premiums	—	—	—	—	—
Accrued Vacation Pay(6)	20,192	20,192	20,192	20,192	20,192

Total:	528,716	20,192	598,224	528,716	528,716

(1)	Pursuant to the employment agreement, this estimate assumes 9 months of base salary and benefits after termination.

(2)	Provision on change in control provides for 12 months salary if terminated.

(3)	Bonus estimated at 50% of estimated maximum bonus.

(4)	Long Term Cash Incentive grant of $18,000 payable upon termination except for cause or voluntary.

(5)
Equity awards assumed exercise price of $2.82, which was the closing ASTC stock price at September 30, 2009. Unvested options above market value at September 30, 2009 were not included in the calculation.

(6)	Assumes 5 weeks of accrued vacation upon termination (maximum contractual allowance).

Lance W. Lord

			Resignation
	Resignation	Termination	for Good
	for Good	for Other	Reason or
	Reason or	Than Good	Termination
Benefits and	Termination	Reason or	Without Cause
Payments Upon	Without	Termination	After Change-
Termination	Cause(1)	With Cause	in-Control(2)	Disability	Death
Compensation(3):
Base Salary	180,000	—	240,000	180,000	180,000
Bonus	45,000		60,000	45,000	45,000

Equity:
Restricted Stock(4)	123,375	—	123,375	123,375	123,375

Benefits and Perquisites:
Post-Termination Health Care	—	—	—	—	—
Life Insurance Premiums	—	—	—	—	—
Accrued Vacation Pay(5)	23,077	23,077	23,077	23,077	23,077

Total:	371,452	23,077	446,452	371,452	371,452

(1)	Pursuant to the employment agreement, this estimate assumes 9 months of base salary and benefits after termination.

(2)	Provision on change in control provides for 12 months salary if terminated.

(3)	Bonus estimated at 50% of estimated maximum bonus.

(4)
Equity awards assumed exercise price of $2.82, which was the closing ASTC stock price at September 30, 2009. Unvested options above market value at September 30, 2009 were not included in the calculation.

(5)	Assumes 5 weeks of accrued vacation upon termination (maximum contractual allowance).

Don M. White

			Resignation
	Resignation	Termination	for Good
	for Good	for Other	Reason or
	Reason or	Than Good	Termination
Benefits and	Termination	Reason or	Without Cause
Payments Upon	Without	Termination	After Change-
Termination	Cause(1)	With Cause	in-Control(2)	Disability	Death

Compensation(3):
Base Salary	100,235	—	150,353	100,235	100,235
Bonus	51,118		75,177	51,118	51,118

Equity:
Restricted Stock(4)	211,500	—	211,500	211,500	211,500

Options(5)	93,375	—	93,375	93,375	93,375
Benefits and Perquisites:
Post-Termination Health Care	7,766	—	11,649	7,766	7,766
Life Insurance Premiums	—	—	—	—	—
Accrued Vacation Pay(6)	19,276	19,276	19,276	19,276	19,276

Total:	483,270	19,276	561,330	483,270	483,270

(1)	Pursuant to the employment agreement, this estimate assumes six months of base salary and benefits after termination.

(2)	Provision on change in control provides for 9 months salary if terminated.

(3)	Bonus estimated at 50% of maximum bonus.

(4)	Equity awards assumed exercise price of $2.82, which was the ASTC closing stock price at September 30, 2009.

(5)
Option awards assumed market price of $2.82, which was the ASTC closing stock price at September 30, 2009. Unvested options above market value at September 30, 2009 were not included in the calculation.

(6)	Assumes 5 weeks of accrued vacation upon termination (maximum contractual allowance).

Director Compensation
Overview
Astrotech’s director compensation program consists of cash-based as well as equity-based compensation. The Board of Directors recognizes that cash compensation is an integral part of the compensation program and has instituted a fixed and variable fee structure to provide compensation relative to the required time commitment of each director. The equity component of Astrotech’s director compensation program is designed to build an ownership stake in the Company while conveying an incentive to directors relative to the returns recognized by our shareholders.
Cash-Based Compensation
Company directors, other than the Chairman of the Audit Committee and Chairman of the Compensation Committee, receive an annual stipend of $30,000 paid upon the annual election of each non-employee director or upon joining the Board of Directors. The Chairman of the Audit Committee receives an annual stipend of $40,000 and the Chairman of the Compensation Committee receives an annual stipend of $35,000, recognizing the additional duties and responsibilities of those roles. In addition, each non-employee director receives a meeting fee of $3,000 for each meeting of the Board of Directors attended in person and $1,000 for each such meeting attended by conference call. Audit Committee member receive $750 per meeting, while the Compensation Committee and the Governance and Nominating Committee members each receive $500 for attendance. All directors are reimbursed ordinary and reasonable expenses incurred in exercising their responsibilities in accordance with Travel and Entertainment Expense Reimbursement policy applicable to all employees of the Company.
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

Fiscal Year 2009 Non-Employee Director Compensation Table

		Restricted
	Fees Earned or	Stock(1)	Stock
	Paid in Cash	Awards	Options(2)	Total
Name	($)	($)	($)	($)

Mark Adams	47,450	180,800	5,504	233,754
John A. Oliva	51,750	163,850	5,504	221,104
R. Scott Nieboer(3)	40,250	—	5,504	45,754
William F. Readdy	38,000	124,300	5,504	167,804
Sha-Chelle Manning	34,000	132,300	—	166,300
Barry A. Williamson(4)	3,500	—	—	3,500

Total	214,950	601,250	22,016	838,216

(1)
Restricted stock granted in August 2009 for service in fiscal 2009. Vesting is 33.33% a year for 3 years, with grants as follows: Mr. Adams 160,000 shares, Mr. Oliva 145,000 shares, Mr. Readdy 110,000 shares, Ms. Manning 110,000 shares. Additionally, Ms. Manning was granted 25,000 shares, which vest 25% a year for 4 years, in February 2009 upon election to the Board of Directors.

(2)	Annual grant of 20,000 stock options made to current non-employee Directors upon shareholder election in February 2009.

(3)	Resigned as a director on September 30, 2009.

(4)
Mr. Williamson did not stand for re-election to the Board of Directors at the 2008 Annual Meeting of Shareholders. His fee for fiscal year 2009 was earned for attending meetings between the end of fiscal year 2008 and the 2008 Annual Meeting of Shareholders in February 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth as of September 30, 2009, certain information regarding the beneficial ownership of the Company’s outstanding common stock held by (i) each person known by the Company to be a beneficial owner of more than five percent of any outstanding class of the Company’s capital stock, (ii) each of the Company’s directors, (iii) the Company’s Chief Executive Officer and four most highly compensated executive officers at the end of the Company’s last completed fiscal year, and (iv) all directors and executive officers of the Company as a group. Unless otherwise described below, each of the persons listed in the table below has sole voting and investment power with respect to the shares indicated as beneficially owned by each party.

	Amount
	and Nature
	of	Shares		Percentage
Name and Address of Beneficial	Beneficial	Subject to		of
Owners	Ownership#	Options	Total	Class(1)

Common Stock
SMH Capital Advisors, Inc.(2)	4,809,861	—	4,809,861	28.7%
Bruce & Co., Inc.(3)	1,370,073	—	1,370,073	8.2%
Astrium GmbH (4)	1,099,245	—	1,099,245	6.6%
R. Scott Nieboer(5)	1,071,334	—	1,071,334	6.4%

Non-Employee Directors:
Mark Adams(6)	685,000	7,250	692,250	4.1%
John A. Oliva(7)	170,000	6,250	176,250	1.1%
William F. Readdy(8)	135,000	6,250	141,250	*
Sha-Chelle Devlin Manning(9)	135,000	—	135,000	*

Named Executive Officers:
Thomas B. Pickens, III(10)	1,850,000	102,000	1,952,000	11.7%
John M. Porter(11)	300,000	100,000	400,000	2.4%
James D. Royston (12)	200,000	80,900	280,900	1.7%
General (Ret.) Lance W. Lord(13)	75,000	87,500	162,500	1.0%
Don M. White(14)	75,000	22,300	97,300	*

All Directors and Named Executive Officers as a Group (9 persons)	3,625,000	412,450	4,037,450	24.1%

*	Indicates beneficial ownership of less than 1% of the outstanding shares of common stock.

#	Includes unvested restricted stock grants.

(1)
Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the number and percentage owned by any other person listed. As of September 30, 2009, we had 16,747,718 shares of common stock outstanding.

(2)
Held by SMH Capital Advisors, Inc. in discretionary accounts for the benefit of its clients. This holder’s address is 4800 Overton Plaza, Suite 300, Ft. Worth, Texas 76109. Includes information from Form 13D filed by SMH Capital Advisors, Inc. on July 20, 2009.

(3)	Bruce & Co., Inc., is the investment manager for Bruce Fund, Inc., a Maryland registered investment company with its principle business conducted at 20 North Wacker Dr., Suite 2414, Chicago, IL 60606.

(4)	Astrium GmbH’s address is Hünefeldstraße 1-5, Postfach 105909, D-28361 Bremen, Germany.

(5)
Mr. Nieboer resigned from the Astrotech Board of Directors on September 30, 2009. The reported share information was reported on Schedule 13D/A filed by R. Scott Nieboer and Curtiswood Capital, LLC on September 30, 2009. Subsequent to such date, Mr. Nieboer reported that his beneficial ownership has fallen below 5%.

(6)	Includes 160,000 shares of unvested restricted stock.

(7)	Includes 163,750 shares of unvested restricted stock.

(8)	Includes 128,750 shares of unvested restricted stock.

(9)	Includes 135,000 shares of unvested restricted stock.

(10)	Includes 750,000 shares of unvested restricted stock.

(11)	Includes 300,000 shares of unvested restricted stock.

(12)	Includes 100,000 shares of unvested restricted stock.

(13)	Includes 43,750 shares of unvested restricted stock.

(14)	Includes 75,000 shares of unvested restricted stock.

Securities Authorized for Issuance Under Equity Compensation Plans.
Equity Compensation Plan Information

(c)
Number of securities
			(a)		remaining available
			Number of	(b)	at September 30,
			securities to be	Weighted-	2009 for future
			issued upon	average exercise	issuance under
			exercise of	price of	equity compensation
			outstanding	outstanding	plans (excluding
			options,	options,	securities
		Options	warrants and	warrants and	reflected in
Plan Name	Type	Authorized	rights	rights	column (a)

Plans Previously Approved by Security Holders

1 The 1994 Plan(1)	Common Stock Options Incentive or Non-Qualified	395,000	28,900	$22.10	0

2 Directors Stock Option Plan(2)	Non-Qualified Common Stock Options	50,000	21,500	$16.82	23,500

3 1997 Employee Stock Purchase Plan(3)	Common Stock	150,000	0	N/A	1,785

4 2008 Stock Incentive Plan(4)	Common options, restricted stock, stock units and other equity awards	5,500,000	1,004,156	$0.40	414,035

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

(3)
The Employee Stock Purchase plan allowed eligible employees to purchase shares of Common Stock of the Company at prices no less than 85% of the current market price. Company discontinued employee purchases of common stock under the plan in the fourth quarter of fiscal year 2007.

(4)
The 2008 Stock Incentive Plan authorizes the award of stock grants, restricted stock and stock options. The number and price of the awards granted to employees is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. At September 30, 2009, the 2,220,559 shares of unvested restricted stock were outstanding.

Additional information on the Company’s equity compensation plan can be found under Item 11 above.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
Related Party Transactions
Executive Credit Cards
Certain Named Executive Officers of the Company have company paid credit cards for ordinary business expenses. Although the Company pays the amounts on the credit cards, the executive officer is obligated to substantiate the charges and reimburse the Company for any non-business related charges. As of September 30, 2009 the Company had no outstanding receivables on such executive credit cards.
Director Independence
The Board of Directors has determined each of the following directors to be an “independent director” as such term is defined by Rule 5605(a)(2) of the NASD:
Mark E. Adams
John A. Oliva
William F. Readdy
Sha-Chelle Manning
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
The Company’s Independent Registered Public Accounting Firm
In February 2009, the Astrotech Shareholders ratified the appointment of PMB Helin Donovan LLP as the independent registered public accounting firm to audit the Company’s financial statements. There were no discussions between the Company and PMB Helin Donovan LLP regarding the application of accounting principles to specific completed or contemplated transactions, or the type of audit opinion that might be rendered on the Company’s financial statements. Furthermore, no written or oral advice was provided by PMB Helin Donovan LLP that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue. The Company has not consulted with PMB Helin Donovan LLP regarding any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).
The following table presents fees paid or to be paid for professional audit services rendered by PMB Helin Donovan LLP for the audit of the Company’s annual financial statements during the years ended June 30, 2009 and 2008. PMB Helin Donovan LLP did not provide tax or other consulting services during 2009.

	Fiscal 2009	Fiscal 2008
Audit Fees[1]	$161,000	$146,000
Tax Fees	—	—
All Other Fees	—	—

Total All Fees	$161,000	$146,000

(1)
Audit Fees consisted of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports.

Audit Committee Pre-Approval Policy
The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of PMB Helin Donovan LLP, the Company’s independent registered public accountants. In order to assure that the provision of such services does not impair the auditors’ independence, the Audit Committee has established a policy requiring pre-approval of all audit and permissible non-audit services to be provided by independent registered public accountants. The policy provides for the general pre-approval of specific types of services and gives detailed guidance to management as to the specific audit, audit-related, and tax services that are eligible for general pre-approval. The policy requires specific pre-approval of the annual audit engagement, most statutory or subsidiary audits, and all permissible non-audit services for which no general pre-approval exists. For both audit and non-audit pre-approvals, the Audit Committee will consider whether such services are consistent with applicable law and SEC rules and regulations concerning auditor independence.
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

Astrotech Corporation	By:	/s/ Thomas B. Pickens, III Thomas B. Pickens, III Chief Executive Officer and Director

Date: October 28, 2009

	By:	/s/ John M. Porter John M. Porter Senior Vice President and Chief Financial Officer
Date: October 28, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

/s/ Thomas B. Pickens, III Thomas B. Pickens, III	Chairman of the Board and Chief Executive Officer	October 28, 2009

/s/ Mark Adams Mark Adams	Director	October 28, 2009

/s/ Lance W. Lord Lance W. Lord	Director	October 28, 2009

/s/ Sha-Chelle Manning Sha-Chelle Manning	Director	October 28, 2009

/s/ John A. Oliva John A. Oliva	Director	October 28, 2009

/s/ William F. Readdy William F. Readdy	Director	October 28, 2009

/s/ John M. Porter John M. Porter	Senior Vice President, Chief Financial Officer and Chief Accounting Officer	October 28, 2009

EXHIBIT INDEX

(31)		Rule 13a-14(a) Certifications

	31.1	Certification of Thomas B. Pickens, III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, file herewith

	31.2	Certification of John M. Porter, the Company’s Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, file herewith

(32)		Section 1350 Certifications

	32.1	Certification of Thomas B. Pickens, III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, file herewith

	32.2	Certification of John M. Porter, the Company’s Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, file herewith