Form 10-Q
period 2009-09-30
ASTROTECH Corp \WA\
filed 2009-11-13
CIK 1001907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-27206
Astrotech Corporation
(Exact name of registrant as specified in this charter)

Washington	91-1273737
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
401 Congress Avenue, Suite 1650
Austin, Texas 78701
(Address of principal executive offices and zip code)
(512) 485-9530
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of November 9, 2009 there were 16,551,164 shares of the registrant’s common stock outstanding.

ASTROTECH CORPORATION AND SUBSIDIARIES
SEPTEMBER 30, 2009 QUARTERLY REPORT ON FORM 10-Q

DEFINITIONS
As used in this Form 10-Q, the abbreviations and acronyms contained herein have the meanings set forth below. Additionally, the terms “Astrotech”, “the Company”, “we”, “us” and “our” refer to Astrotech Corporation and its subsidiaries, unless the context clearly indicates otherwise.

2008 Plan	2008 Stock Incentive Plan
ARES	ARES Corporation
Common stock	Astrotech Corporation common stock
EPS	Earnings Per Share
ISS	International Space Station
NASA	National Aeronautics and Space Administration
SEC	Securities and Exchange Commission
VAFB	Vandenberg Air Force Base

PART I: FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements
ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	June 30,
	2009	2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,697	$4,730
Accounts receivable, net	15,539	12,279
Prepaid expenses and other current assets	570	591

Total current assets	18,806	17,600

Property & equipment, net	40,384	40,226
Other assets, net	222	402
Long-term note receivable, net	684	691

Total assets	$60,096	$58,919

Liabilities and Stockholders’ Equity
Current liabilities
Term note payable	$267	$267
Revolving credit facility note payable	1,000	—
Accounts payable	828	2,965
Accrued liabilities and other	1,896	2,356
Advances on Construction	2,330	—
Deferred revenue	3,181	3,594

Total current liabilities	9,502	9,182

Deferred revenue	598	649
Term note payable, net of current portion	3,266	3,324
Senior convertible notes payable – 5.5%	5,111	5,111
Other	95	105

Total liabilities	18,572	18,371

Stockholders’ Equity
Preferred stock, no par value, convertible, 2,500,000 authorized shares, 0 issued and outstanding shares, at September 30, 2009 and 2008 (liquidation of $12,000)	—	—
Common stock, no par value,75,000,000 shares authorized at September 30, 2009 and June 30, 2009, 16,821,878 and 16,754,378 shares issued at September 30, 2009 and June 30, 2009, respectively	183,370	183,341
Treasury stock, 311,660 shares at cost	(237)	(237)
Additional paid-in capital	1,810	1,663
Retained deficit	(143,419)	(144,219)

Total stockholders’ equity	41,524	40,548

Total liabilities and stockholders’ equity	$60,096	$58,919

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended
	September 30,
	2009	2008
Revenue	$7,762	$5,974
Costs of revenue	2,928	3,518

Gross profit	4,834	2,456

Operating expenses:
Selling, general and administrative	3,075	1,699
Research and development	674	573

Total operating expenses	3,749	2,272

Income from operations	1,085	184
Interest and other expense, net	(260)	(129)

Income before income taxes	825	55

Income Tax Expense	(25)	—

Net income	$800	$55

Net income per share-basic	$0.05	$0.00
Weighted average common shares outstanding, basic	17,303	16,109

Net income per share, diluted	$0.04	$0.00
Weighted average common shares outstanding, diluted	18,166	16,581

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	September 30,
	2009	2008
Cash flows from operating activities
Net income	$800	$55
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	147	9
Depreciation and amortization	540	631
Other	21	(33)
Changes in assets and liabilities:
Restricted cash	—	(2,191)
Accounts receivable	(3,260)	(2,760)
Deferred revenue	(465)	2,059
Accounts payable	(2,137)	(510)
Advances for construction contract	2,330	1,719
Other assets and liabilities	(282)	120

Net cash used in operating activities	(2,306)	(901)

Cash flows from investing activities
Purchases of property, equipment and leasehold improvements	(698)	(147)

Net cash used in investing activities	(698)	(147)

Cash flows from financing activities
Note payable on revolving credit facility	1,000	970
Proceeds from issuance of common stock	29	—
Term loan payment	(58)	(66)

Net cash provided by financing activities	971	904

Net change in cash and cash equivalents	(2,033)	(144)
Cash and cash equivalents at beginning of period	4,730	2,640

Cash and cash equivalents at end of period	$2,697	$2,496

Supplemental disclosures of cash flow information:
Cash paid for interest	$46	$67
Cash paid for income taxes	$—	$—
See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of the Company and Operating Environment
Astrotech Corporation (Nasdaq: ASTC) (“Astrotech”, “the Company”, “we”, “us” or “our”) is a commercial aerospace company that provides spacecraft payload processing and government services, designs and manufactures space hardware, and commercializes space technologies for use on Earth.
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
Liquidity
As of September 30, 2009, we had cash and cash equivalents of $2.7 million and our working capital was approximately $9.3 million. As of September 30, 2008 we had cash and restricted cash-on-hand of $13.1 million and our working capital was approximately $2.2 million. During the first quarter of fiscal year 2009, cash was designated as restricted by the Board of Directors for use in the construction of our payload processing facility at VAFB; however the Board of Directors deemed this self-imposed classification no longer necessary due to a majority of the construction for our payload processing facility at VAFB complete in the fourth quarter of fiscal year 2009.
In February 2008 (see Note 5), we consummated a financing facility with a commercial bank. This facility provides for a three year $4.0 million term loan, payable in monthly installments of principal and interest and a $2.0 million revolving credit facility. At September 30, 2009, $1.0 million was outstanding under the revolving credit facility.

We believe we have sufficient liquidity and backlog to fund ongoing operations for at least the next fiscal year. We expect to utilize existing cash and proceeds from operations to grow our core business offering in ASO and to support strategies for new business initiatives.
2. Basis of Presentation
In the opinion of Astrotech management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company’s interim financial statements.
The results of operations for the three month period ended September 30, 2009 are not necessarily indicative of full year results. Our results of operations typically fluctuate significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our 2009 Annual Report on Form 10-K, as amended (the “2009 10-K”). We have evaluated all subsequent events through November 12, 2009, the date the financial statements were issued.
Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.
3. Net Income per Share
Basic net income per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method and the if-converted method. Dilutive potential common shares include outstanding stock options, convertible debt, and shared-based awards. The reconciliation and the components of basic and diluted net income per share are as follows (in thousands, except per share data):

	Three Months Ended
	September 30,
	2009	2008
Numerator:
Net income, basic and diluted	800	55

Denominator:
Denominator for basic net income per share — weighted average common stock outstanding	17,303	16,109

Dilutive common stock equivalents — common stock options and share-based awards	863	472

Denominator for diluted net income per share — weighted average common stock outstanding and dilutive common stock equivalents	18,166	16,581

Basic net income per share	$0.05	$0.00
Diluted net income per share	$0.04	$0.00

The senior convertible notes payable outstanding as of September 30, 2009 and September 30, 2008, which are convertible into 340,904 and 457,629 shares of common stock, respectively, at $15.00 per share, have not been included in the computation of diluted net income per share for the three months ended September 30, 2009 and 2008, respectively, as the impact to net income per share is anti-dilutive.
Options to purchase 50,400 and 900,608 shares of common stock at exercise prices ranging from $4.40 to $48.75 per share outstanding for the three months ended September 30, 2009 and 2008, respectively, were not included in diluted net income per share, as the impact to net income per share is anti-dilutive.

4. Revenue Recognition
Astrotech recognizes revenue employing several generally accepted revenue recognition methodologies across its business units. The methodology used is based on contract type and the manner in which products and services are provided.
Revenue generated by Astrotech’s payload processing facilities is recognized ratably over the occupancy period of the satellite while in the Astrotech facilities. For the multi-year guaranteed-mission contract with ULA, revenue is billed and recognized on a quarterly basis. The percentage-of-completion method is used for all contracts where incurred costs can be reasonably estimated and successful completion can be reasonably assured at inception. Changes in estimated costs to complete and provisions for contract losses are recognized in the period they become known. Revenue for shipments of commercial products is recognized at shipment.
A Summary of Revenue Recognition Methods

Services/Products Provided	Contract Type	Method of Revenue Recognition
Payload Processing Facilities	Firm Fixed Price – Mission Specific	Ratably, over the occupancy period of a satellite within the facility from arrival through launch

	Firm Fixed Price – Guaranteed Number of Missions	For multi-year contract payments recognized ratably over the contract period

Commercial Space Habitat Modules, Integration & Operations Support Services and Construction contracts	Firm Fixed Price	Percentage-of-completion based on costs incurred

Configuration Management, Engineering Services	Cost Reimbursable Award/Fixed Fee	Reimbursable costs incurred plus award/fixed fee

Commercial Products	Specific Purchase Order Based	At shipment
Under certain contracts, we make expenditures for specific enhancements and/or additions to our facilities where the customer agrees to pay a fixed fee to deliver the enhancement or addition. We account for such agreements as a reduction in the cost of such investments and recognize any excess of amounts collected above the expenditure as revenue. Revenue for ASO recognized under a building modification contract with a government agency (see Note 13) is accounted for under the percentage-of-completion method based on costs incurred over the period of the agreement.
5. Debt
Credit Facilities
In February 2008, we entered into a financing facility with a bank providing a $4.0 million term loan terminating February 2011 and a $2.0 million revolving credit facility terminating in February 2010. The term loan requires monthly payments of principal plus interest at the rate of prime plus 1.75%, and the revolving credit facility incurs interest at the rate of prime plus 0.75%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. The balance of the $4.0 million term loan at September 30, 2009 was $3.5 million. At September 30, 2009, $1.0 million was outstanding under the revolving credit facility.
Senior convertible notes payable
At September 30, 2009, Astrotech had $5.1 million of senior convertible notes outstanding which mature on October 15, 2010 and pay interest semi-annually on April 15 and October 15.

6. Fair Value Measurement
In general, fair values utilize quoted prices in active (when available) markets for identical assets or liabilities. The following table presents the carrying amounts and estimated fair values of certain of the Company’s financial instruments as of September 30, 2009 and 2008, (in thousands):

	September 30, 2009		June 30, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Term loan payable	$3,533	$3,533	$3,591	$3,591
Senior convertible notes payable – 5.5%	$5,111	$2,658	$5,111	$2,650

The fair value of our long-term debt is estimated based on the current rates offered for similar financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, and accounts payable approximate their fair market value due to the relatively short duration of these instruments.
In April 2009, the FASB issued guidance changing fair value accounting. This pronouncement requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and requires those disclosures in summarized financial information in interim financial statements. We adopted this guidance on July 1, 2009 and the adoption of these changes had no impact on the consolidated financial statements.
7. Business and Credit Risk Concentration
A substantial portion of our revenue has been generated under contracts with the U.S. Government. During the quarters ended September 30, 2009 and 2008, approximately 71% and 27%, respectively, of our revenues were generated under U.S. Government contracts. Accounts receivable totaled $15.5 million at September 30, 2009, of which, 83% is attributed to the U.S. Government.
The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation, or “FDIC.” In October 2008, the FDIC increased its insurance to $250,000 per depositor, and to an unlimited amount for non-interest bearing accounts. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what we believe to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.
8. Segment Information
Management’s primary financial and operating reviews focus on ASO, the core business unit. All intercompany transactions between business units have been eliminated in consolidation. Key financial metrics are as follows:

	September 30, 2009		September 30, 2008
Revenue and Income		Income (Loss)		Income (Loss)
(in thousands)	Revenue	before income taxes	Revenue	before income taxes
ASO	$7,762	$2,391	$5,974	$918
Other	$—	$(1,566)	$—	$(862)

	$7,762	$825	$5,974	$56

Assets	September 30, 2009		June 30, 2009
(in thousands)	Fixed Assets, net	Total Assets	Fixed Assets, net	Total Assets
ASO	$40,184	$57,235	$40,051	$55,508
Other	$200	$2,861	$175	$3,411

	$40,384	$60,096	$40,226	$58,919

9. Equity and Other Long Term Incentive Plans
As of September 30, 2009, 444,035 shares of Common Stock were reserved for future grants under the 2008 Plan. In the three months ended September 30, 2009 and 2008, we recognized compensation expense of $0.1 million and $1.0 million, respectively for restricted stock and stock options outstanding. Included in the 2008 compensation expense is the grant of unrestricted shares to named executive officers and directors in July 2008.
Equity Grants
In the first quarter of fiscal 2010, the Compensation Committee of the Board of Directors granted directors, named executive officers and employees 1,995,559 of restricted shares in recognition of the positive fiscal 2009 financial and operating performance. The shares were issued from the 2008 Stock Incentive Plan, vest 33.33% a year over a three year period and expire upon employee termination.
Stock Based Incentive Awards
In December 2007, we issued 239,900 performance shares that vest in February 2011, subject to certain events or upon designation by the Compensation Committee. Termination of employment for any cause is an event of forfeiture. The 2007 performance shares were valued at the close of business on the grant date. We recognize expense and accrue an incentive compensation liability pro rata over the vesting period. Since inception, 167,500 shares have been forfeited. An expense was incurred in the amount of $0.1 million for the three months ended September 30, 2009.
Cash Based Long Term Incentive Awards
In December 2007, the Compensation Committee of the Board of Directors adopted a Long Term Cash Incentive Plan. The plan makes cash incentive awards to employees based on the successful completion of certain events and passage of time, as established by the Compensation Committee. These units vest on February 15, 2011 and are subject to material risk of forfeiture. The Compensation Committee granted such awards to employees valued at $0.3 million. As of September 30, 2009, the Company had a remaining commitment for such awards of $0.1 million. We have accrued $0.1 million towards this future commitment.
Accounting for Stock Issued to Employees
The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model, which determines inputs as shown in the following table.

	Grants made in three months ended September 30, 2008
	2-year options	10-year options
Expected Dividend Yield	0	0
Expected Volatility	114%	114%
Risk Free Interest Rates	3.30%	3.30%
Expected Option Life (in years)	0.58	6.25
No options were issued for the three months ended September 30, 2009.

A summary of our stock option activity as of September 30, 2009, and changes during the first three months of fiscal year 2010, are presented in the following table:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares Under	Exercise	Contractual	Intrinsic
	Fixed Options	Price	Term	Value
Outstanding at June 30, 2009	1,156,056	$2.23	4.9	—
Granted	—	—	—	—
Exercised	(67,500)	$0.43	—	—
Forfeited	(7,500)	$0.45	—	—
Expired	(26,500)	$43.06	—	—
Outstanding at September 30, 2009	1,049,556	$1.34	4.8	$2,414,650
Exercisable	652,106	$1.91	2.2	$1,441,887
The intrinsic value for stock options is defined as the difference between the current market value and the grant price.
There were no options granted during the first three months of fiscal 2010. Compensation costs recognized related to vested stock option awards during the three months ended September 30, 2009 was $0.01 million. At September 30, 2009, there was $0.2 million of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted-average period of 3.7 years.
Director Compensation
In August 2009, the Board of Directors granted 525,000 total restricted shares valued at $0.6 million to directors from the 2008 Stock Incentive Plan. The restricted shares vest 33.33% a year for three years and expire upon termination. Compensation expense of $0.02 million was recorded in the quarter ended September 30, 2009 for these awards.
Shareholder’s Rights Plan
In July 2009, the Board of Directors approved the adoption of the Astrotech Shareholder’s Rights Plan and the Company subsequently filed registration Form 8-A with the SEC.
10. Board of Director Resignation
On September 30, 2009 R. Scott Nieboer resigned from the Astrotech Board of Directors and the Audit Committee of the Board of Directors. Mr. Nieboer’s decision to resign is not a result of a disagreement with the Company related to the Company’s operations, policies or practices. In October 2009, the Board of Directors appointed current director Sha-Chelle Manning to fill the vacancy on the Audit Committee.
11. Related Party Transactions
James D. Royston
In December 2008, the Company entered into a seven month, auto-renewable lease agreement with Mr. Royston, President of Astrotech, to lease a house located in Melbourne, Florida to be used by employees of the Company while conducting business on behalf of the Company. The lease provides for monthly rental payments of $2,900 to Mr. Royston with expenses of utilities and consumables to be paid by the Company. The lease was terminated by the Company in September 2009 and subsequently, reinstated during October 2009.

12. Recent Accounting Pronouncements
On June 3, 2009, the FASB approved the “FASB Accounting Standards Codification”, or the Codification, as the single source of authoritative nongovernmental Generally Accepted Accounting Principles, or GAAP, in the United States. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification is considered non-authoritative. The adoption of the Codification did not have an impact on the Company’s financial position or results of operations.
13. Government Facility at VAFB
In September 2009, the construction of our payload processing facility at VAFB was complete and the Company billed the U.S. Government for the completion milestone under the contract. In October 2009, Astrotech recorded the cash receipt for the final milestone from the U.S. Government. Given the completion of the facility within customer deadlines, the Company no longer has a contractual contingency and no longer holds restricted cash related to this contract.
14. Early Termination of Cost Plus Award Fee Contract
In May 2008, the Company received a letter from ARES notifying us of ARES’s intent to terminate the Cost Plus Award Fee Subcontract No. SGS-0311403.00. The provision referred to in ARES’s correspondence provides for termination for “convenience.” The Company has consistently received excellent reviews for its performance under the Subcontract and has earned near maximum award fees. Previously, 45 employees of the Company were engaged under the Subcontract, which resulted in no revenue for the current fiscal quarter.
The Company and ARES have not resolved certain issues relative to the early termination of the Subcontract, including, but not limited to, a receivable from ARES under this contract totaling $1.5 million. The Company is evaluating its contractual rights and other options with respect to ARES’s claimed termination of the Subcontract, including ARES’s obligations with respect to such claimed termination.
15. Purchase of Common Stock and Convertible Notes
Common stock or senior convertible notes payable repurchases under the Company’s securities repurchase program may be made from time-to-time, in the open market, through block trades or otherwise in accordance with applicable regulations of the SEC. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. Additionally, the timing of such transactions will depend on other corporate strategies and will be at the discretion of the management of the Company.
In March 2009, the Company repurchased 300,000 shares of Common Stock at a price of $0.40 per share, pursuant to the securities repurchase program. As of September 30, 2009, we had repurchased 311,660 share of common stock at a cost of $0.2 million, which represents an average cost of $0.76 per share, and $1.1 million of senior convertible notes payable (See Note 5). As a result, the Company is authorized to repurchase an additional $5.7 million of securities under this program.
Repurchase of Outstanding Notes
On October 31, 2008, the Company purchased $1,750,000 principal amount of its outstanding 5.5% convertible notes due October 2010 from Curtiswood Capital LLC. Mr. R. Scott Nieboer, a director of the Company until his resignation on September 30, 2009, was a beneficial owner of the repurchased securities. The repurchased notes were acquired at an established market price on the day of trade and will be retired by the Company. The Company recognized a gain of $0.7 million on the transaction in the three months ended December 31, 2008.

16. Strategic Financial and Business Alternatives
In September 2009, the Company announced that the Board of Directors has engaged investment banking firm Lazard Ltd. to advise the Company in exploring strategic financial and business alternatives to enhance shareholder value. The range of alternatives which may be considered could include strategic acquisitions, a sale of some or all of the company’s assets or a variety of other possible transactions. There can be no assurance regarding the timing of or whether the Company will elect to pursue any of the strategic alternatives it may consider, or that any such alternatives will result in changes to the Company’s plans or will be consummated.
17. Subsequent Events
Revolving Credit Line Repayment
In October 2009, the $1.0 million draw on the revolving credit line was repaid in full. At the time of filing, there was no outstanding balance on the revolving credit line.
Audit Committee Appointment
In October 2009, the Board of Directors appointed current director Sha-Chelle Manning as a member of the Audit Committee of the Board of Directors. Ms. Manning filled a vacancy created by R. Scott Nieboer’s resignation on September 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report, and the Risk Factors included in Part II Item 1A of this Report and Part I, Item 1A of our 2009 10-K.
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
Our Business Units
Astrotech Space Operations (ASO)
ASO provides all necessary support for its government and commercial customers to successfully process complex communication, earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our ASO facilities can accommodate five meter class satellites encompassing the majority of U.S. based satellite preparation services. In addition to satellite processing, ASO offers engineering services capabilities that encompass the entire life cycle of a satellite. ASO accounted for 100% of our consolidated revenues for the three months ended September 30, 2009.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles for interim financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are reviewed periodically. Actual results may differ from these estimates under different assumptions or conditions.
Management believes there have been no significant changes during the quarter ended September 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2009 10-K.
RESULTS OF OPERATIONS
Results of Operations for the Quarter Ended September 30, 2009 and 2008
Selected consolidated financial data for the three months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended
	September 30,
	2009	2008
Revenue	$7,762	$5,974
Gross profit	$4,834	$2,456
Gross margin	62%	41%
Operating expenses	$3,749	$2,272
Other	$(285)	$(129)

Net income	$800	$55

Revenue. Total revenue increased to $7.8 million for the three months ended September 30, 2009, from $6.0 million for the comparable period in 2009. The increase was primarily attributable to an increased launch schedule at ASO and additional revenue associated with the completion of the construction for our payload processing facility at VAFB.
Gross Profit. Gross profit increased to $4.8 million for the three months ended September 30, 2009, as compared to $2.5 million for the three months ended September 30, 2008. The gross margin increased to 62% for the three months ended September 30, 2009, up from 41% for the three months ended September 30, 2008. The increase in gross profit was primarily attributable to an increase in overall payload processing volume and the mix of revenue shifting to more profitable fixed-price satellite payload processing.
Selling, General and Administrative Expense. Selling, general and administrative expense increased to $3.1 million for the three months ended September 30, 2009, as compared to $1.7 million for the three months ended September 30, 2008. As a percentage of revenue, selling, general and administrative expenses increased to 40% in 2009 as compared to 28% in 2008. The increase was primarily attributable to external consulting relating to engineering proposal services and legal fees, partially offset by a reduction in headcount.
Research and Development Expense. Research and development expense increased to $0.7 million for the three months ended September 30, 2009 as compared to $0.6 million for the three months ended September 30, 2008. As a percentage of revenue, research and development expense decreased to 9% in 2009 as compared with 10% in 2008. The relatively consistent expense was a focused effort to incur efficient investment in the mini-mass spectrometer and the Astrogenetix microgravity processing platform.
Interest and Other expense, net. Interest and other expense, net, increased to $0.3 million for the three months ended September 30, 2009 as compared to $0.1 million for the three months ended September 30, 2008. Interest Expense for 2009 relates to interest on the senior convertible note and the term note, offset by interest income mainly from our money market. Also included in other expense for the three months ended September 30, 2009 is the write-off of $0.2 million of aerospace metals.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2009, we had cash and cash equivalents of $2.7 million and our working capital was approximately $9.3 million. As of September 30, 2008 we had cash and restricted cash-on-hand of $13.1 million and our working capital was approximately $2.2 million. The following is a summary of the change in our cash and cash equivalents for the three months ended September 30:

	2009	2008
Net cash used in operating activities	$(2,306)	$(901)
Net cash used in investing activities	(698)	(147)
Net cash provided by financing activities	971	904

Net change in cash and cash equivalents	$(2,033)	$(144)

Operating Activities
Cash used in operations for the three months ended September 30, 2009 was $2.3 million as compared with cash used in operations of $0.9 million for the three months ended September 30, 2008. Significant items affecting operating cash flows for the three months ended September 30, 2009 were net income of $0.8 million, depreciation and amortization of $0.5 million and stock based compensation expense of $0.1 million. At September 30, 2008, operating cash flow included net income of $0.1 million and depreciation and amortization of $0.6 million.
Changes in assets and liabilities affecting our operating cash flows for the three months ended September 30, 2009 are as follows:
Assets. Accounts receivable increased $3.3 million during the three months ended September 30, 2009. The primary driver for the increase was that the Company billed the final invoice for the remaining portion of milestone payments associated with the completion of the construction for our payload processing facility at VAFB.
Liabilities. Advances on the construction contract increased by $2.3 million in the three months ended September 30, 2009. The increase in advances on the construction contract was primarily due to the completion of construction for the facility at VAFB. The Company billed the final invoice for the remaining portion of milestone payments associated with the completion.
Accounts payable decreased by $2.1 million primarily due to payments to subcontractors for work performed for our payload processing facility at VAFB during the period.
Deferred revenue decreased $0.5 million in the three months ended September 30, 2009. Deferred revenue represents amounts collected from customers for projects, products, or services expected to be provided at a future date. The change is a result of a timing difference between cash collections on payload processing customer contracts and amounts earned as revenue.
Investing Activities
In the three months ended September 30, 2009, net cash used in investing activities was $0.7 million as compared to $0.1 million in the three months ended September 30, 2008. The $0.7 million use of cash in the three months ended September 30, 2009, was attributable to $0.6 million in capital improvements and $0.1 in improvements for the payload processing facilities. In the three months ended September 30, 2008, the $0.1 million use of cash was driven by the purchase of leasehold improvements.
Financing Activities
Cash used in financing activities for the three months ended September 30, 2009, was $1.0 million as compared with cash provided by financing activities of $0.9 million for the three months ended September 30, 2008. During the three months ended September 30, 2009, the revolver was drawn down $1.0 million in order to meet short-term liquidity requirements.
Off-Balance Sheet Arrangements
We do not have any significant off-balance sheet arrangements, other than operating leases, that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have no material changes to the disclosure made on this matter in our 2009 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (Exchange Act), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this quarterly report. Based on the evaluation and criteria of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Currently, the Company is not a party to any material pending legal proceedings, which in management’s opinion, would have a material adverse effect on our business, financial condition, or results of operation.

ITEM 1A.	RISK FACTORS
There have been no material changes in the risk factors described in our 2009 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended September 30, 2009, we did not issue any unregistered securities or repurchase any of our securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
During the quarter ended September 30, 2009, we did not have any defaults upon our senior securities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the quarter ended September 30, 2009, we did not submit any matters to a vote of security holders.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification Pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation
Date: November 12, 2009	/s/ Thomas B. Pickens, III
Thomas B. Pickens, III
Chief Executive Officer

/s/ John M. Porter
John M. Porter
Senior Vice President and Chief Financial Officer