Form 10-Q
period 2009-12-31
ASTROTECH Corp \WA\
filed 2010-02-01
CIK 1001907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34426
Astrotech Corporation
(Exact name of registrant as specified in this charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1273737 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of January 27, 2010 there were 19,013,973 shares of the registrant’s common stock outstanding, including 2,404,059 shares of restricted stock with voting rights.

ASTROTECH CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements
ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	December 31,	June 30,
	2009	2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$7,046	$4,730
Accounts receivable, net	9,408	12,279
Short-term note receivable, net	675	—
Prepaid expenses and other current assets	646	591

Total current assets	17,775	17,600

Property & equipment, net	40,345	40,226
Other assets, net	53	402
Long-term note receivable, net	—	691

Total assets	$58,173	$58,919

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$558	$2,965
Accrued liabilities and other	1,539	2,356
Advances on construction	411	—
Deferred revenue	3,020	3,594
Term note payable	267	267
Senior convertible notes payable- 5.5%	5,111	—

Total current liabilities	10,906	9,182

Deferred revenue	598	649
Term note payable, net of current portion	3,207	3,324
Senior convertible notes payable- 5.5%, net of current portion	—	5,111
Other	75	105

Total liabilities	14,786	18,371

Stockholders’ Equity
Preferred stock, no par value, convertible, 2,500,000 authorized shares, 0 issued and outstanding shares, at December 31, 2009 and June 30, 2009 (liquidation of $12,000)	—	—
Common stock, no par value,75,000,000 shares authorized 16,877,824 and 16,754,378 shares issued at December 31, 2009 and June 30, 2009, respectively	183,393	183,341
Treasury stock, 311,660 shares at cost	(237)	(237)
Additional paid-in capital	1,971	1,663
Retained deficit	(141,740)	(144,219)

Total stockholders’ equity	43,387	40,548

Total liabilities and stockholders’ equity	$58,173	$58,919

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(unaudited)		(unaudited)

Revenue	$8,080	$3,786	$15,842	$9,760
Costs of revenue	2,674	3,250	5,602	6,768

Gross profit	5,406	536	10,240	2,992

Operating expenses:
Selling, general and administrative	3,270	2,150	6,345	3,849
Research and development	328	510	1,002	1,083

Total operating expenses	3,598	2,660	7,347	4,932

Income (loss) from operations	1,808	(2,124)	2,893	(1,940)
Gain on notes repurchased	—	665	—	665
Interest and other expense, net	(79)	(95)	(339)	(224)

Income (loss) before income taxes	1,729	(1,554)	2,554	(1,499)

Income tax expense	(50)	—	(75)	—

Net income (loss)	$1,679	$(1,554)	$2,479	$(1,499)

Net income (loss) per share-basic	$0.10	$(0.09)	$0.15	$(0.09)
Weighted average common shares outstanding, basic	16,534	16,393	16,504	16,251

Net income (loss) per share, diluted	$0.09	$(0.09)	$0.14	$(0.09)
Weighted average common shares outstanding, diluted	18,590	16,393	17,897	16,251

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	December 31,
	2009	2008
	(unaudited)
Cash flows from operating activities
Net income (loss)	$2,479	$(1,499)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	331	180
Depreciation and amortization	1,066	1,129
Gain on note repurchase	—	(665)
Other	—	63
Changes in assets and liabilities:
Accounts receivable	2,871	(958)
Deferred revenue	(625)	1,554
Accounts payable	(2,407)	(342)
Advances for construction contract	411	(1,116)
Restricted cash	—	1,307
Other assets and liabilities	(537)	(689)

Net cash provided by (used in) operating activities	3,589	(1,036)

Cash flows from investing activities
Purchases of property, equipment and leasehold improvements	(1,185)	(172)

Net cash used in investing activities	(1,185)	(172)

Cash flows from financing activities
Proceeds from issuance of common stock	29	—
Term loan payment	(117)	(133)
Repurchase of notes	—	(1,085)

Net cash used in financing activities	(88)	(1,218)

Net change in cash and cash equivalents	2,316	(2,426)
Cash and cash equivalents at beginning of period	4,730	2,640

Cash and cash equivalents at end of period	$7,046	$214

Supplemental disclosures of cash flow information:

Cash paid for interest	$234	$335

Cash paid for income taxes	—	—

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
Other – Our Other business unit is an incubator envisioned to commercialize space-industry technologies into real-world applications to be sold to consumers and industry. The Other business unit has developed three business initiatives to date; 1st Detect, Astrogenetix and AirWard. 1st Detect Corporation began under a Space Act Agreement with the National Aeronautics and Space Administration (“NASA”) for a chemical detection unit to be used on the International Space Station. 1st Detect engineers have developed a Miniature Chemical Detector, a breakthrough device in the mass spectrometer market that fills a niche by being highly accurate, lightweight, battery-powered, durable and inexpensive. Astrogenetix, Incorporated is the first commercial biotechnology company to use the unique environment of space to develop novel therapeutic products. A natural extension of the many years of experience preparing, launching, and operating over 1,500 science payloads in space, Astrogenetix is in the process of developing products from microgravity discoveries. AirWard Corporation has designed and manufactured shipping containers to transport oxygen bottles and oxygen generators for commercial aircraft as a solution to the U.S. Department of Transportation’s mandate stipulating that U.S. airlines must adhere to stringent containment requirements to protect these potentially volatile payloads from flame, heat and impact during flight.
2. Basis of Presentation
In the opinion of Astrotech management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company’s interim financial statements.

The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of full year results. Our results of operations typically fluctuate significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our 2009 Annual Report on Form 10-K, as amended (the “2009 10-K”).
We have evaluated all subsequent events through February 1, 2010, the date the financial statements were issued. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.
3. Net Income (loss) per Share
Basic net income (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method and the if-converted method. Dilutive potential common shares include outstanding stock options, convertible debt, and shared-based awards. The reconciliation and the components of basic and diluted net income (loss) per share are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Numerator:

Net income (loss), basic and diluted	$1,679	$(1,554)	$2,479	$(1,499)

Denominator:
Denominator for basic net income (loss) per share — weighted average common stock outstanding	16,534	16,393	16,504	16,251

Dilutive common stock equivalents — common stock options and share-based awards	2,056	—	1,393	—

Denominator for diluted net income (loss) per share — weighted average common stock outstanding and dilutive common stock equivalents	18,590	16,393	17,897	16,251

Basic net income (loss) per share	$0.10	$(0.09)	$0.15	$(0.09)
Diluted net income (loss) per share	$0.09	$(0.09)	$0.14	$(0.09)
The senior convertible notes payable outstanding for the three and six months ended December 30, 2009 and 2008, which are convertible into 340,904 shares of common stock at $15.00 per share, have not been included in the computation of diluted net income (loss) per share as the impact to net income (loss) per share is anti-dilutive.
Options to purchase 44,900 shares of common stock at exercise prices ranging from $4.40 to $48.75 per share outstanding for the three and six months ended December 31, 2009, were not included in diluted net income per share, as the impact to net income per share is anti-dilutive. Options to purchase 1,194,591 shares of common stock at exercise prices ranging from $0.33 to $48.75 per share outstanding for the three and six months ended December 31, 2008, were not included as they were anti-dilutive.
4. Revenue Recognition
Astrotech recognizes revenue employing several generally accepted revenue recognition methodologies across its business units. The methodology used is based on contract type and the manner in which products and services are provided.
Revenue generated by Astrotech’s payload processing facilities is recognized ratably over the occupancy period of the satellite while in the Astrotech facilities. For the multi-year guaranteed-mission contract with United Launch Alliance, revenue is billed and recognized on a quarterly basis. The percentage-of-completion method is used for all contracts where incurred costs can be reasonably estimated and successful completion can be reasonably assured at inception. Changes in estimated costs to complete and provisions for contract losses are recognized in the period they become known. Revenue for shipments of commercial products is recognized at shipment.

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
Under certain contracts, we make expenditures for specific enhancements and/or additions to our facilities where the customer agrees to pay a fixed fee to deliver the enhancement or addition. We account for such agreements as a reduction in the cost of such investments and recognize any excess of amounts collected above the expenditure as revenue. Revenue for ASO recognized under a building modification contract with a government agency (see Note 11) is accounted for under the percentage-of-completion method based on costs incurred over the period of the agreement.
5. Debt
Credit Facilities
In February 2008, we entered into a financing facility with a bank providing a $4.0 million term loan terminating February 2011 and a $2.0 million revolving credit facility terminating in February 2010. The term loan requires monthly payments of principal plus interest at the rate of prime plus 1.75%, and the revolving credit facility incurs interest at the rate of prime plus 0.75%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. The balance of the $4.0 million term loan at December 31, 2009 was $3.5 million.
The Company’s $2.0 million revolving line of credit expires in February 2010. We expect to renew the facility at terms similar to our current agreement prior to its expiration. We can provide no assurances that lenders will agree to refinance this facility, or, if available, that the terms of any such refinancing will be acceptable to us.
Senior Convertible Notes
At December 31, 2009, the Company had $5.1 million of senior convertible notes outstanding which mature on October 15, 2010 and pay interest semi-annually on April 15 and October 15. As of December 31, 2009, the senior convertible notes have been classified as a current liability.

6. Fair Value Measurement
In general, fair values utilize quoted prices in active (when available) markets for identical assets or liabilities. The following table presents the carrying amounts and estimated fair values of certain of the Company’s financial instruments as of December 31, 2009 and June 30, 2009, (in thousands):

	December 31, 2009		June 30, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Term loan payable	$3,474	$3,474	$3,591	$3,591

Senior convertible notes payable – 5.5%	$5,111	$2,658	$5,111	$2,650

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
7. Business and Credit Risk Concentration
A substantial portion of our revenue has been generated under contracts with the U.S. Government. During the six months ended December 31, 2009 and 2008, approximately 64% and 23%, respectively, of our revenues were generated under U.S. Government contracts. Accounts receivable totaled $9.4 million at December 31, 2009, of which, 55% is attributed to the U.S. Government.
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
Key financial metrics for the three months ended December 31, 2009 are as follows:

	Three Months Ended		Three Months Ended
	December 31, 2009		December 31, 2008
Revenue and Income	Income (Loss)		Income (Loss)
(in thousands)	Revenue	before income taxes	Revenue	before income taxes
ASO	$8,080	3,288	$3,786	(414)
Other	$—	(1,559)	$—	(1,140)

	$8,080	1,729	$3,786	(1,554)

Key financial metrics for the six months ended December 31, 2009 are as follows:

	Six Months Ended		Six Months Ended
	December 31, 2009		December 31, 2008
Revenue and Income	Income (Loss)		Income (Loss)
(in thousands)	Revenue	before income taxes	Revenue	before income taxes
ASO	$15,842	5,679	$9,760	1,019
Other	$—	(3,125)	$—	(2,518)

	$15,842	2,554	$9,760	(1,499)

Assets	December 31, 2009		June 30, 2009
(in thousands)	Fixed Assets, net	Total Assets	Fixed Assets, net	Total Assets
ASO	$40,158	$52,561	$39,815	$52,595
Other	$187	$5,612	$411	$6,324

	$40,345	$58,173	$40,226	$58,919

9. Equity and Other Long Term Incentive Plans
As of December 31, 2009, 40,535 shares of Common Stock were reserved for future grants under the 2008 Stock Incentive Plan. In the six months ended December 31, 2009 and 2008, we recognized compensations expense of $0.5 million and $0.1 million, respectively, for restricted stock and stock options outstanding.
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
Stock Options
There were no options granted in the six months ended December 31, 2009. Compensation costs recognize related to vested stock option awards during this time was $0.1 million. At December 31, 2009 and 2008, there was $0.2 million and $0.2 million, respectively, of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.2 years.
The Company’s stock options activity for the three months ended December 31, 2009 was as follows:

		Weighted Average
	Shares	Exercise Price
	(in thousands)
Outstanding at September 30, 2009	1,024	$1.35
Granted	—	—
Exercised	(43)	$0.42
Cancelled or expired	(10)	$16.35
Outstanding at December 31, 2009	971	$1.25

The Company’s stock options activity for the six months ended December 31, 2009 was as follows:

		Weighted Average
	Shares	Exercise Price
	(in thousands)
Outstanding at June 30, 2009	1,125	$2.27
Granted	—	—
Exercised	(111)	$0.42
Cancelled or expired	(43)	$29.88
Outstanding at December 31, 2009	971	$1.25
Restricted Stock
At December 31, 2009 and 2008, there was $2.9 million and $0.3 million of unrecognized compensation costs related to restricted stock, respectively, which is expected to be recognized over a weighted average period of 2.6 years.
The Company’s restricted stock activity for the three months ended December 31, 2009 was as follows:

		Weighted Average
		Grant-Date
	Shares	Fair Value
	(in thousands)
Non-vested at September 30, 2009	2,219	$1.08
Granted	410	$1.85
Vested	—	—
Cancelled or expired	—	$—
Non-vested at December 31, 2009	2,629	$1.20
The Company’s restricted stock activity for the six months ended December 31, 2009 was as follows:

		Weighted Average
		Grant-Date
	Shares	Fair Value
	(in thousands)
Non-vested at June 30, 2009	243	$0.52
Granted	2,406	$1.27
Vested	—	—
Cancelled or expired	(20)	$0.70
Non-vested at December 31, 2009	2,629	$1.20

10. Recent Accounting Pronouncements
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
11. Facility at Vandenberg Air Force Base (“VAFB”)
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
12. Early Termination of Cost Plus Award Fee Contract
In May 2008, the Company received a letter from ARES Corporation (“ARES”) notifying us of ARES’s intent to terminate the Cost Plus Award Fee Subcontract No. SGS-0311403.00. The provision referred to in ARES’s correspondence provides for termination for “convenience.” The Company has consistently received excellent reviews for its performance under the Subcontract and has earned near maximum award fees. Previously, 45 employees of the Company were engaged under the Subcontract, which resulted in no revenue for the current fiscal quarter.
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
13. Purchase of Common Stock and Convertible Notes
Common stock or senior convertible notes payable repurchases under the Company’s securities repurchase program may be made from time-to-time, in the open market, through block trades or otherwise in accordance with applicable regulations of the Securities and Exchange Commission. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. Additionally, the timing of such transactions will depend on other corporate strategies and will be at the discretion of the management of the Company.
In March 2009, the Company repurchased 300,000 shares of Common Stock at a price of $0.40 per share, pursuant to the securities repurchase program. As of December 31, 2009, we had repurchased 311,660 share of common stock at a cost of $0.2 million, which represents an average cost of $0.76 per share, and $1.1 million of senior convertible notes payable (See Note 5). As a result, the Company is authorized to repurchase an additional $5.7 million of securities under this program.
Repurchase of Outstanding Notes
On October 31, 2008, the Company purchased $1,750,000 principal amount of its outstanding 5.5% senior convertible notes due October 2010 from Curtiswood Capital LLC. Mr. R. Scott Nieboer, a director of the Company until his resignation on September 30, 2009, was a beneficial owner of the repurchased securities. The repurchased notes were acquired at an established market price on the day of trade and will be retired by the Company. The Company recognized a gain of $0.7 million on the transaction in the three months ended December 31, 2008.
14. Strategic Financial and Business Alternatives
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

15. Board of Director Resignation
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
16. Related Party Transactions
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
Director Compensation
In August 2009, the Board of Directors granted 525,000 total restricted shares, which is included in the 1,995,559 granted company wide, valued at $0.6 million to directors from the 2008 Stock Incentive Plan. The restricted shares vest 33.33% a year for three years and expire upon termination. Compensation expense of $0.1 million was recorded in the six months ended December 31, 2009 for these awards.
17. Subsequent Events
On January 19, 2010, an independent committee of the Board of Directors of 1st Detect Corporation (“1st Detect”), a subsidiary of the Astrotech Corporation (the “Company”), approved a grant of restricted stock and warrants to certain officers, directors and employees of 1st Detect pursuant to restricted stock agreements and stock purchase warrants between 1st Detect and each such individual.
The awards will vest as follows, subject to earlier vesting upon the grantee’s death or disability or in the event of a change of control of the Company: 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The restricted stock agreements and stock purchase warrants provide for forfeiture of unvested stock if the recipient is terminated or voluntarily ceases to perform services for 1st Detect, immediate vesting upon a change of control, and restrictions on and requirements as to transfer. The stock purchase warrants have an exercise price equal to the fair market value of 1st Detect’s common stock on the date of grant as determined by an independent valuation firm.
The number of shares and warrants underlying each award to a named executive officer is as follows: Thomas B. Pickens III: 300 shares, 680 warrants; John Porter: 200 shares, 180 warrants. If all of the shares issued pursuant to the restricted stock agreements vest and all of the stock purchase warrants are exercised, then Thomas B. Pickens III would hold 9.8%, John Porter would hold 3.8% and the Company would hold 70% of the outstanding shares of 1st Detect based on the number of fully-diluted shares as of the date of the grants.
On January 19, 2010, an independent committee of the Board of Directors of Astrogenetix, Inc. (“Astrogenetix”), a subsidiary of the Company, approved a grant of restricted stock and warrants to certain officers, directors and employees of Astrogenetix pursuant to restricted stock agreements and stock purchase warrants between Astrogenetix and each such individual.
The awards will vest as follows, subject to earlier vesting upon the grantee’s death or disability or in the event of a change of control of the Company: 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The restricted stock agreements and stock purchase warrants provide for forfeiture of unvested stock if the recipient is terminated or voluntarily ceases to perform services for Astrogenetix, immediate vesting upon a change of control, and restrictions on and requirements as to transfer. The stock purchase warrants have an exercise price equal to the fair market value of Astrogenetix’s common stock on the date of grant as determined by an independent valuation firm.
The number of shares and warrants underlying each award to a named executive officer is as follows: Thomas B. Pickens III: 500 shares, 1,000 warrants; John Porter: 400 shares, 800 warrants; James D. Royston: 300 shares. If all of the shares issued pursuant to the restricted stock agreements vest and all of the stock purchase warrants are exercised, then Thomas B. Pickens III would hold 15%, John Porter would hold 12%, James D. Royston would hold 3% and the Company would hold 60% of the outstanding shares of Astrogenetix based on the number of fully-diluted shares as of the date of the grants.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report. This discussion contains forward looking statements and involves risks and uncertainties, including, but not limited to, those described in the Risk Factors included in Part II Item 1A of this Report and Part I, Item 1A of our 2009 10-K (as amended).
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
Our Business Units
Astrotech Space Operations (ASO)
ASO provides all necessary support for its government and commercial customers to successfully process complex communication, earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our ASO facilities can accommodate five meter class satellites encompassing the majority of U.S. based satellite preparation services. In addition to satellite processing, ASO offers engineering services capabilities that encompass the entire life cycle of a satellite. ASO accounted for 100% of our consolidated revenues for the three and six months ended December 31, 2009. Revenue for our ASO business unit is generated from various fixed-priced contracts with launch service providers in both the commercial and government markets. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing a spacecraft for launch. The earnings and cash flows generated from our ASO operations are related to the number of spacecraft launches, which reflects the growth in the satellite-based communications industries and the requirement to replace aging satellites. Other factors that have impacted, and are expected to continue to impact earnings and cash flows for this business include:
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

New Business Initiatives
Our new business initiatives are focused on commercialization of space-based technologies, which is a natural extension of our 25 years of space industry experience and our core capabilities in these fields. These new business initiatives will require varying investments of capital and technical expertise.
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
Management believes there have been no significant changes during the six months ended December 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2009 10-K (as amended).
RESULTS OF OPERATIONS
Three months ended December 31, 2009 compared to three months ended December 31, 2008:
Selected consolidated financial data for the three months ended December 31, 2009 and 2008 is as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2009	2008
Revenue	$8,080	$3,786
Gross profit	$5,406	$536
Gross margin	67%	14%

Operating expenses	$3,598	$2,660
Gain on notes repurchased	$—	$665
Interest and other expense, net	$(79)	$(95)

Net income (loss)	$1,679	$(1,554)

Revenue. Total revenue increased to $8.1 million for the three months ended December 31, 2009, from $3.8 million for the comparable period in fiscal 2009. The increase was primarily attributable to an increased launch schedule at ASO.

Gross Profit. Gross profit increased to $5.4 million for the three months ended December 31, 2009, from $0.5 million for the comparable period in fiscal 2009. The gross margin increased to 67% in fiscal 2010 as compared with 14% in fiscal 2009. The increase in gross profit was primarily attributable to an increase in overall payload processing volume at ASO.
Selling, General and Administrative Expense. Selling, general and administrative expense increased to $3.3 million for the three months ended December 31, 2009, from $2.2 million for the comparable period in fiscal 2009. The increase was primarily attributable to increased employee incentive compensation expense, an increase in business development personnel and higher outside consulting fees. As a percentage of revenue, selling, general and administrative expenses decreased to 40% in fiscal 2010 as compared to 58% in fiscal 2009.
Research and Development Expense. Research and development expense decreased to $0.3 million for the three months ended December 31, 2009 from $0.5 million for the comparable period in fiscal 2009. As a percentage of revenue, research and development expense decreased to 4% in fiscal 2010 as compared with 14% in fiscal 2009. The relatively consistent expense was a focused effort to incur efficient investment in the 1st Detect mini-mass spectrometer and the Astrogenetix microgravity processing platform.
Gain on Notes Repurchased. In the three months ended December 31, 2008, there was a gain of $0.7 million on the repurchase of $1.8 million of our senior convertible notes.
Interest and Other Expense, net. Interest and other expense, net, remained consistent at $0.1 million for the three months ended December 31, 2009, as compared with $0.1 million for the comparable period in fiscal 2009. Interest expense relates to interest on the senior convertible notes and the term loan, offset by interest income primarily from our money market.
Six months ended December 31, 2009 compared to six months ended December 31, 2008:
Selected consolidated financial data for the six months ended December 31, 2009 and 2008 is as follows (dollars in thousands):

	Six Months Ended
	December 31,
	2009	2008
Revenue	$15,842	$9,760
Gross profit	$10,240	$2,992
Gross margin	65%	31%

Operating expenses	$7,347	$4,932
Gain on notes repurchased	$—	$665
Interest and other expense, net	$(339)	$(224)

Net income (loss)	$2,479	$(1,499)

Revenue. Total revenue increased to $15.8 million for the six months ended December 31, 2009, from $9.8 million for the comparable period in fiscal 2009. The increase was primarily attributable to an increased launch schedule at ASO and additional revenue associated with the completion of the construction for our payload processing facility at VAFB.
Gross Profit. Gross profit increased to $10.2 million for the six months ended December 31, 2009, from $3.0 million for the comparable period in fiscal 2009. The gross margin increased to 65% in fiscal 2010, up from 31% in fiscal 2009. The increase in gross profit was primarily attributable to an increase in overall payload processing volume.
Selling, General and Administrative Expense. Selling, general and administrative expense increased to $6.3 million for the six months ended December 31, 2009, up from $3.8 million for the comparable period in fiscal 2009. The increase was primarily attributable to increased employee incentive compensation expense, the hiring of additional business development personnel, increased outside consulting fees, additional legal fees and an increase in insurance premiums. As a percentage of revenue, selling, general and administrative expenses increased to 40% in fiscal 2010 as compared to 39% in fiscal 2009.

Research and Development Expense. Research and development expense decreased to $1.0 million for the six months ended December 31, 2009 as compared to $1.1 million for the comparable period in fiscal 2009. As a percentage of revenue, research and development expense decreased to 7% in fiscal 2010 as compared with 11% in fiscal 2009. The relatively consistent expense was a focused effort to incur efficient investment in the 1st Detect mini-mass spectrometer and the Astrogenetix microgravity processing platform.
Gain on Notes Repurchased. In the six months ended December 31, 2008, there was a gain of $0.7 million on the repurchase of $1.8 million of our senior convertible notes.
Interest and Other Expense, net. Interest and other expense, net, increased to $0.3 million for the six months ended December 31, 2009 as compared to $0.2 million for the comparable period in fiscal 2009. Interest expense relates to interest on the senior convertible notes and the term loan, offset by interest income primarily from our money market. Also included in other expense for the six months ended December 31, 2009 is the write-off of $0.2 million of aerospace metals.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2009, we had cash and cash equivalents of $7.0 million and our working capital was approximately $6.9 million. As of December 31, 2008 we had cash and restricted cash-on-hand of $7.3 million and our working capital deficit was approximately $0.3 million.
The following is a summary of the change in our cash and cash equivalents:

	Six Months Ended
	December 31,
	2009	2008
Net cash provided by (used in) operating activities	$3,589	$(1,036)
Net cash used in investing activities	(1,185)	(172)
Net cash used in financing activities	(88)	(1,218)

Net change in cash and cash equivalents	$2,316	$(2,426)

Operating Activities
During the six months ended December 31, 2009, net cash provided by operations for was $3.6 million and included net income of $2.5 million. During the six months ended December 31, 2008, net cash used in operations was $1.0 million and included a net loss of $1.5 million.
Changes in assets and liabilities affecting our operating cash flows for the six months ended December 31, 2009 are as follows:
Assets. Accounts receivable decreased $2.9 million during the six months ended December 31, 2009. This was a result of the timing of payments received by the Company, including the collection of amounts due on the payload processing facility at VAFB.
Liabilities. Cash provided by operating activities was used primarily to reduce accounts payable, which decreased by $2.4 million in the six months ended December 31, 2009.
Deferred revenue decreased $0.6 million in the six months ended December 31, 2009. Deferred revenue represents amounts collected from customers for projects, products, or services expected to be provided at a future date. The change is a result of a timing difference between cash collections on payload processing customer contracts and amounts earned as revenue.

Investing Activities
In the six months ended December 31, 2009, cash used in investing activities was $1.2 million, up from $0.2 million cash used in the comparable period in fiscal 2009. The $1.2 million use of cash in the six months ended December 31, 2009, was attributable to the completion of our administrative building at VAFB.
Financing Activities
Cash used in financing activities for the six months ended December 31, 2009, was $0.1 million, down from $1.2 million for the comparable period in fiscal 2009. During the six months ended December 31, 2009, the Company made interest payment on our term loan of $0.1 million. During the six months ended December 31, 2008, the Company purchased $1.8 million in principal amount of its outstanding senior convertible notes offset by a gain of $0.7 million.

	December 31, 2009		June 30, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Term loan payable	$3,474	$3,474	$3,591	$3,591

Senior convertible notes payable – 5.5%	$5,111	$2,658	$5,111	$2,650
The Company’s $2.0 million revolving line of credit expires in February 2010. We expect to renew the facility at terms similar to our current agreement prior to its expiration. We can provide no assurances that lenders will agree to refinance this facility, or, if available, that the terms of any such refinancing will be acceptable to us.
Off-Balance Sheet Arrangements
We do not have any significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have no material changes to the disclosure made on this matter in our 2009 10-K (as amended).

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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Currently, the Company is not a party to any material pending legal proceedings, which in management’s opinion, would have a material adverse effect on our business, financial condition, or results of operation.

ITEM 1A.	RISK FACTORS
There have been no material changes in the risk factors described in our 2009 10-K (as amended).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended December 31, 2009, we did not issue any unregistered securities or repurchase any of our securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
During the quarter ended December 31, 2009, we did not have any defaults upon our senior securities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the quarter ended December 31, 2009, we did not submit any matters to a vote of security holders.

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

Astrotech Corporation
Date: February 1, 2010	/s/ Thomas B. Pickens, III
Thomas B. Pickens, III
Chief Executive Officer

/s/ John M. Porter
John M. Porter
Senior Vice President and Chief Financial Officer