Form 10-Q
period 2010-03-31
ASTROTECH Corp \WA\
filed 2010-05-17
CIK 1001907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of May 11, 2010 there were 19,137,406 shares of the registrant’s common stock outstanding.

ASTROTECH CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	June 30,
	2010	2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,253	$4,730
Accounts receivable, net	8,270	12,279
Short-term note receivable, net	675	—
Prepaid expenses and other current assets	955	591

Total current assets	16,153	17,600

Property & equipment, net	39,972	40,226
Other assets, net	34	402
Long-term note receivable, net	—	691

Total assets	$56,159	$58,919

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$650	$2,965
Accrued liabilities and other	2,161	2,356
Deferred revenue	1,271	3,594
Term note payable	3,415	267
Senior convertible notes payable- 5.5%	5,111	—
Other	72	—

Total current liabilities	12,680	9,182

Deferred revenue	598	649
Term note payable, net of current portion	—	3,324
Senior convertible notes payable- 5.5%	—	5,111
Other	—	105

Total liabilities	13,278	18,371

Stockholders’ Equity
Preferred stock, no par value, convertible, 2,500,000 authorized shares, 0 issued and outstanding shares, at March 31, 2010 and June 30, 2009	—	—
Common stock, no par value, 75,000,000 shares authorized 16,953,511 and 16,754,378 shares issued at March 31, 2010 and June 30, 2009, respectively	183,459	183,341
Treasury stock, 311,660 shares at cost	(237)	(237)
Additional paid-in capital	934	1,663
Retained deficit	(142,388)	(144,219)
Noncontrolling Interest	1,113	—

Total stockholders’ equity	42,881	40,548

Total liabilities and stockholders’ equity	$56,159	$58,919

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(unaudited)		(unaudited)

Revenue	$6,647	$11,849	$22,489	$21,608
Costs of revenue	3,360	4,825	8,962	11,593

Gross profit	3,287	7,024	13,527	10,015

Operating expenses:
Selling, general and administrative	3,170	2,671	9,515	6,520
Research and development	1,117	553	2,119	1,636

Total operating expenses	4,287	3,224	11,634	8,156

Income (loss) from operations	(1,000)	3,800	1,893	1,859
Gain on notes repurchased	—	—	—	665
Interest and other expense, net	(26)	(105)	(366)	(329)

Income (loss) before income taxes	(1,026)	3,695	1,527	2,195

Income tax expense	53	(93)	(22)	(93)

Net income (loss)	(973)	3,602	1,505	2,102

Less: Net loss attributable to noncontrolling interest	(326)	—	(326)	—

Net income (loss) attributable to Astrotech Corporation	$(647)	$3,602	$1,831	$2,102

Net income (loss) per share-basic	$(0.04)	$0.22	$0.11	$0.13
Weighted average common shares outstanding, basic	16,610	16,547	16,531	16,444

Net income (loss) per share, diluted	$(0.04)	$0.21	$0.10	$0.12
Weighted average common shares outstanding, diluted	16,610	17,316	18,278	16,867

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	March 31,
	2010	2009
	(unaudited)
Cash flows from operating activities
Net income	$1,505	$2,102
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	753	251
Depreciation and amortization	1,601	1,687
Gain on note repurchase	—	(665)
Other	—	27
Changes in assets and liabilities:
Accounts receivable	4,009	(5,530)
Deferred revenue	(2,374)	1,673
Accounts payable	(2,315)	(859)
Advances for construction contract	—	(4,568)
Restricted cash	—	5,162
Other assets and liabilities	(184)	723

Net cash provided by operating activities	2,995	3

Cash flows from investing activities
Purchases of property, equipment and leasehold improvements	(1,347)	(538)

Net cash used in investing activities	(1,347)	(538)

Cash flows from financing activities
Proceeds from issuance of common stock	75	—
Proceeds received from revolving credit facility, net of prepayments	—	550
Repurchase of Treasury Stock	—	(120)
Term loan payment	(200)	(200)
Repurchase of notes	—	(1,085)

Net cash used in financing activities	(125)	(855)

Net change in cash and cash equivalents	1,523	(1,390)
Cash and cash equivalents at beginning of period	4,730	2,640

Cash and cash equivalents at end of period	$6,253	$1,250

Supplemental disclosures of cash flow information:

Cash paid for interest	$278	$388

Cash paid for income taxes	—	—

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of the Company and Operating Environment
Astrotech Corporation (Nasdaq: ASTC) (“Astrotech”, “the Company”, “we”, “us” or “our”) is a commercial aerospace company that provides spacecraft payload processing and government services, designs and manufactures space hardware, and develops space technologies for use on Earth.
Astrotech has experience supporting both manned and unmanned missions to space with product and service support including space hardware design and manufacturing, research and logistics expertise, engineering and support services, and payload processing and integration. Through new business initiatives such as 1st Detect and Astrogenetix, Astrotech is paving the way in the commercialization of space by translating space-based technology into terrestrial applications.
Our Business Units
Astrotech Space Operations, Inc. (“ASO”) — ASO is the leading commercial supplier of satellite launch processing services in the United States. ASO provides processing support for government and commercial customers for their complex communication, Earth observation and deep space satellites. ASO’s spacecraft processing facilities are among the elite in the industry, with more than 300,000 square feet of space that can support the largest, five-meter class satellites. ASO has provided launch processing support for government and commercial customers for nearly a quarter century, successfully processing more than 280 spacecraft. ASO’s turn-key approach to the total satellite life cycle leverages the Company’s legacy in ground processing operations, and engineering and support services. By offering the satellite customer mission design and planning, ground and launch operations, and mission operations and end-user enhancement, ASO provides End-to-End Mission Assurance for its customers. This includes assistance with mission design, regulatory planning, preliminary engineering and more detailed systems, mechanical, software, electrical, and optical engineering services.
Spacetech — Our other business unit is an incubator intended to develop space-industry technologies into commercial applications to be sold to consumers and industry. Spacetech has developed three business initiatives to date: 1st Detect Corporation (“1st Detect), Astrogenetix Inc. (“Astrogenetix”) and AirWard Corporation (“Airward”). 1st Detect Corporation’s business began under a Space Act Agreement with the National Aeronautics and Space Administration (“NASA”) for a chemical detection unit to be used on the International Space Station. 1st Detect engineers have developed a Miniature Chemical Detector, a device in the mass spectrometer market that we believe will fill a niche by being highly accurate, lightweight, battery-powered, durable and inexpensive. Astrogenetix is a development-stage biotechnology company created to use the unique environment of space to develop novel therapeutic products. A natural extension of the many years of experience preparing, launching, and operating over 1,500 science payloads in space, Astrogenetix is in the process of developing products from microgravity discoveries. AirWard designed and manufactured shipping containers to transport oxygen bottles and oxygen generators for commercial aircraft. Further investment in Airward was suspended in the period ended March 31, 2010, as the initiative has not yielded the anticipated return for shareholders.
2. Basis of Presentation
In the opinion of Astrotech management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company’s interim financial statements.
The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of full year results. Our results of operations typically fluctuate significantly from quarter to quarter. The interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our 2009 Annual Report on Form 10-K, as amended (the “2009 10-K”).
Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

3. Noncontrolling Interest
In January 2010, restricted shares of Astrotech subsidiaries, 1st Detect and Astrogenetix, were granted to certain employees, directors and officers, resulting in Astrotech owning less than 100% of the subsidiaries. The Company applied non-controlling interest accounting for the period ended March 31, 2010, which requires us to clearly identify the non-controlling interest in the balance sheets and income statements. We disclose three measures of net income: net income, net income attributable to noncontrolling interest, and net income attributable to Astrotech Corporation. Our operating cash flows in our consolidated statements of cash flows reflect net income, while our basic and diluted earnings per share calculations reflect net income attributable to Astrotech Corporation.
Noncontrolling Interest

Beginning balance at July 1, 2009	$—
Net loss attributable to noncontrolling interest	(326)
Distributions of restricted stock	1,439

Ending balance at March 31, 2010	$1,113

As of March 31, 2010 the Company’s share of income and losses is 86% for 1st Detect and 79% for Astrogenetix.
4. Net Income (loss) per Share
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Numerator:
Net income (loss), basic and diluted	$(647)	$3,602	$1,831	$2,102

Denominator:
Denominator for basic net income (loss) per share — weighted average common stock outstanding	16,610	16,547	16,531	16,444

Dilutive common stock equivalents — common stock options and share-based awards	—	769	1,747	423

Denominator for diluted net income (loss) per share — weighted average common stock outstanding and dilutive common stock equivalents	16,610	17,316	18,278	16,867

Basic net income (loss) per share	$(0.04)	$0.22	$0.11	$0.13
Diluted net income (loss) per share	$(0.04)	$0.21	$0.10	$0.12

The senior convertible notes payable outstanding for the three and nine months ended March 31, 2010 and 2009, which are convertible into 340,904 shares of common stock at $15.00 per share, have not been included in the computation of diluted net income (loss) per share as the impact to net income (loss) per share is anti-dilutive.
Options to purchase 40,900 shares of common stock at exercise prices ranging from $4.40 to $48.75 per share outstanding for the three and nine months ended March 31, 2010, were not included in diluted net income (loss) per share, as the impact to net income (loss) per share is anti-dilutive. Options to purchase 1,217,891 and 1,182,891 shares of common stock at exercise prices ranging from $0.30 to $51.25 per share outstanding for the three and nine months ended March 31, 2009, respectively, were not included in diluted net income (loss) per share, as the impact to net income (loss) per share is anti-dilutive.

5. Revenue Recognition
Astrotech recognizes revenue employing several generally accepted revenue recognition methodologies across its business units. The methodology used is based on contract type and the manner in which products and services are provided.
Revenue generated by Astrotech’s payload processing facilities is recognized ratably over the occupancy period of the satellite while in the Astrotech facilities. For the multi-year guaranteed-mission contract with United Launch Alliance, revenue is billed and recognized on a quarterly basis. The percentage-of-completion method is used for all contracts where incurred costs can be reasonably estimated and successful completion can be reasonably assured at inception. Changes in estimated costs to complete and provisions for contract losses are recognized in the period they become known. Revenue for the sale of commercial products is recognized at shipment.
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
Under certain contracts, we make expenditures for specific enhancements and/or additions to our facilities where the customer agrees to pay a fixed fee to deliver the enhancement or addition. We account for such agreements as a reduction in the cost of such investments and recognize any excess of amounts collected above the expenditure as revenue. Revenue for ASO recognized under a building modification contract with a government agency was accounted for under the percentage-of-completion method based on costs incurred over the period of the agreement.
6. Debt
Credit Facilities
In February 2008, we entered into a financing facility with a bank providing a $4.0 million term loan maturing February 2011. In March 2010, the Company secured a $2.0 million revolving credit facility, terminating in February 2011, by completing the third amendment to the original loan agreement dated February 6, 2008. The term loan requires monthly payments of principal plus interest at the rate of prime plus 1.75%, and the revolving credit facility incurs interest at the rate of prime plus 0.75%, but not less than 5.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. The balance of the $4.0 million term loan at March 31, 2010 was $3.4 million. There was no outstanding balance on the revolving credit facility at March 31, 2010.
Senior Convertible Notes
At March 31, 2010, Astrotech had $5.1 million of senior convertible notes outstanding which mature on October 15, 2010 and pay interest semi-annually on April 15 and October 15.

7. Fair Value Measurement
In general, fair values utilize quoted prices in active (when available) markets for identical assets or liabilities. The following table presents the carrying amounts and estimated fair values of certain of the Company’s financial instruments as of March 31, 2010 and June 30, 2009, (in thousands):

	March 31, 2010		June 30, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Term loan payable	$3,415	$3,415	$3,591	$3,591

Senior convertible notes payable — 5.5%	$5,111	$2,658	$5,111	$2,650
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
8. Business and Credit Risk Concentration
A substantial portion of our revenue has been generated under contracts with the U.S. Government. During the nine months ended March 31, 2010 and 2009, approximately 53% and 57%, respectively, of our revenues were generated under U.S. Government contracts. Accounts receivable totaled $8.3 million at March 31, 2010, of which, 50% is attributed to the U.S. Government.
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
9. Segment Information
Management’s primary financial and operating reviews focus on ASO, the core business unit. All intercompany transactions between business units have been eliminated in consolidation.
Key financial metrics for the three months ended March 31, 2010 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
		Income (loss)		Income (loss)
Revenue and Income (loss)		before		before
(in thousands)	Revenue	income taxes	Revenue	income taxes
ASO	$6,647	$867	$11,604	$6,706
Spacetech	—	(1,893)	245	(3,011)

	$6,647	$(1,026)	$11,849	$3,695

Key financial metrics for the nine months ended March 31, 2010 are as follows:

	Nine Months Ended		Nine Months Ended
	March 31, 2010		March 31, 2009
		Income (loss)		Income (loss)
Revenue and Income (loss)		before		before
(in thousands)	Revenue	income taxes	Revenue	income taxes
ASO	$22,489	$6,546	$21,003	$9,671
Spacetech	—	(5,019)	605	(7,476)

	$22,489	$1,527	$21,608	$2,195

	March 31, 2010		June 30, 2009
Assets	Fixed	Total	Fixed	Total
(in thousands)	Assets, net	Assets	Assets, net	Assets
ASO	$39,749	$51,496	$39,815	$52,595
Spacetech	223	4,663	411	6,324

	$39,972	$56,159	$40,226	$58,919

10. Equity and Other Long Term Incentive Plans
As of March 31, 2010, 61,785 shares of Common Stock were reserved for future grants under the 2008 Stock Incentive Plan. In the nine months ended March 31, 2010 and 2009, we recognized compensation expense of $0.6 million and $0.2 million, respectively, for restricted stock and stock options outstanding.
On January 19, 2010, an independent committee of the board of directors of 1st Detect, a subsidiary of the Company, approved a grant of 1,180 restricted stock shares and 1,820 stock purchase warrants to certain officers, directors and employees of 1st Detect. The awards vest 50% a year over a 2 year period. We recognized compensation expense of $25,000 for restricted stock and warrants outstanding in 2010. The Company utilized the Black-Scholes methodology in determining the fair market value of the warrants of $7,000 of which $1,000 was recognized in 2010.
The foregoing description is a summary and is qualified in its entirety by reference to the form of the Restricted Stock Agreement, which is filed as Exhibit 10.1 hereto and is incorporated by reference, and the form of the Stock Purchase Warrant, which is filed as Exhibit 10.2 hereto and is incorporated by reference.
On January 19, 2010, an independent committee of the board of directors of Astrogenetix, a subsidiary of the Company, approved a grant of 1,550 restricted stock shares and 2,050 stock purchase warrants to certain officers, directors and employees of Astrogenetix. The awards vest 50% a year over a 2 year period. We recognized compensation expense of $32,000 for restricted stock and warrants outstanding in 2010. The Company utilized the Black-Scholes methodology in determining the fair market value of the warrants of $6,000 of which $1,000 was recognized in 2010.
The foregoing description is a summary and is qualified in its entirety by reference to the form of the Restricted Stock Agreement, which is filed as Exhibit 10.3 hereto and is incorporated by reference, and the form of the Stock Purchase Warrant, which is filed as Exhibit 10.4 hereto and is incorporated by reference.
Equity Grants
In the first and second quarters of fiscal 2010, the Compensation Committee of the Board of Directors granted directors, named executive officers and employees 1,995,559 and 410,000, respectively, of restricted shares in recognition of the positive fiscal 2009 financial and operating performance. The shares were issued from the 2008 Stock Incentive Plan, vest 33.33% a year over a three year period and expire upon employee termination.
Stock Options
There were no options granted in the nine months ended March 31, 2010. Compensation costs recognized related to vested stock option awards during this time was $1,000. At March 31, 2010 and 2009, there was $0.1 million and $0.2 million, respectively, of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.5 years.

The Company’s stock options activity for the three months ended March 31, 2010 was as follows:

	Shares	Weighted Average
	(in thousands)	Exercise Price
Outstanding at December 31, 2009	971	$1.25

Granted	—	—
Exercised	(63)	0.45
Cancelled or expired	(26)	1.40

Outstanding at March 31, 2010	882	$1.30

The Company’s stock options activity for the nine months ended March 31, 2010 was as follows:

	Shares	Weighted Average
	(in thousands)	Exercise Price
Outstanding at December 31, 2009	1,125	$2.27

Granted	—	—
Exercised	(174)	0.43
Cancelled or expired	(69)	19.42

Outstanding at March 31, 2010	882	$1.30

Restricted Stock
At March 31, 2010 and 2009, there was $2.6 million and $0.2 million of unrecognized compensation costs related to restricted stock, respectively, which is expected to be recognized over a weighted average period of 2.4 years.
The Company’s restricted stock activity for the three months ended March 31, 2010 was as follows:

		Weighted
		Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Non-vested at December 31, 2009	2,629	$1.20

Granted	—	—
Vested	(12)	0.45
Cancelled or expired	—	—

Non-vested at March 31, 2010	2,617	$1.20

The Company’s restricted stock activity for the nine months ended March 31, 2010 was as follows:

		Weighted
		Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Non-vested at June 30, 2009	243	$0.52

Granted	2,406	1.27
Vested	(12)	0.45
Cancelled or expired	(20)	0.70

Non-vested at March 31, 2010	2,617	$1.20

Restricted Stock 1st Detect
At March 31, 2010, there was $0.2 million of unrecognized compensation costs related to restricted stock and warrants, which is expected to be recognized over a weighted average period of 1.8 years.
1st Detect restricted stock activity for the three months ended March 31, 2010 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at December 31, 2009	—	$—

Granted	1,180	212.00
Vested	—	—
Cancelled or expired	—	—

Non-vested at March 31, 2010	1,180	$212.00

Restricted Stock Astrogenetix
At March 31, 2010, there was $0.3 million of unrecognized compensation costs related to restricted stock and warrants, which is expected to be recognized over a weighted average period of 1.8 years.
Astrogenetix restricted stock activity for the three months ended March 31, 2010 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at December 31, 2009	—	$—

Granted	1,950	167.00
Vested	—	—
Cancelled or expired	—	—

Non-vested at March 31, 2010	1,950	$167.00

11. Early Termination of Cost Plus Award Fee Contract
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
12. Purchase of Common Stock and Convertible Notes
Common stock or senior convertible notes payable repurchases under the Company’s securities repurchase program may be made from time-to-time, in the open market, through block trades or otherwise in accordance with applicable regulations of the Securities and Exchange Commission. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. Additionally, the timing of such transactions will depend on other corporate strategies and will be at the discretion of the management of the Company.
In March 2009, the Company repurchased 300,000 shares of Common Stock at a price of $0.40 per share, pursuant to the securities repurchase program. As of March 31, 2010, we had repurchased 311,660 shares of common stock at a cost of $0.2 million, which represents an average cost of $0.76 per share, and $1.1 million of senior convertible notes payable. As a result, the Company is authorized to repurchase an additional $5.7 million of securities under this program.
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
13. Strategic Financial and Business Alternatives
In September 2009, the Company announced that the Board of Directors has engaged investment banking firm Lazard Ltd. to advise the Company in exploring strategic financial and business alternatives to enhance shareholder value. The range of alternatives which may be considered could include strategic acquisitions, a sale of some or all of the company’s assets or a variety of other possible transactions. There can be no assurance regarding the timing of or whether the Company will elect to pursue any of the strategic alternatives it may consider, that shareholders will favor any proposed transaction, or that any such alternatives will result in changes to the Company’s plans or will be consummated.
14. Board of Director Resignation
On September 30, 2009, R. Scott Nieboer resigned from the Astrotech Board of Directors and the Audit Committee of the Board of Directors. Mr. Nieboer’s decision to resign is not a result of a disagreement with the Company related to the Company’s operations, policies or practices. In October 2009, the Board of Directors appointed current director Sha-Chelle Manning to fill the vacancy on the Audit Committee.
15. Related Party Transactions
James D. Royston
In December 2008, the Company entered into a seven month, renewable lease agreement with Mr. Royston, President of Astrotech, to lease a house located in Melbourne, Florida to be used by employees of the Company while conducting business on behalf of the Company. The lease provides for monthly rental payments of $2,900 to Mr. Royston with expenses of utilities and consumables to be paid by the Company. The lease was terminated by the Company in September 2009 and subsequently, reinstated during October 2009.

Director Compensation
In August 2009, the Board of Directors granted 525,000 total restricted shares valued at $0.6 million to directors from the 2008 Stock Incentive Plan. The restricted shares vest 33.33% a year for three years and expire upon termination. Compensation expense of $0.1 million was recorded in the nine months ended March 31, 2010 for these awards.
Executive Compensation
On January 19, 2010, an independent committee of the Board of Directors of 1st Detect, a subsidiary of the Astrotech Corporation (the “Company”), approved a grant of restricted stock and warrants to certain officers, directors and employees of 1st Detect pursuant to restricted stock agreements and stock purchase warrants between 1st Detect and each such individual.
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
On January 19, 2010, an independent committee of the Board of Directors of Astrogenetix, a subsidiary of the Company, approved a grant of restricted stock and warrants to certain officers, directors and employees of Astrogenetix pursuant to restricted stock agreements and stock purchase warrants between Astrogenetix and each such individual.
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
The number of shares and warrants underlying each award to a named executive officer is as follows: Thomas B. Pickens III: 500 shares, 1,000 warrants; John Porter: 400 shares, 800 warrants; James D. Royston: 300 shares. If all of the shares issued pursuant to the restricted stock agreements vest and all of the stock purchase warrants are exercised, then Thomas B. Pickens III would hold 16%, John Porter would hold 13%, James D. Royston would hold 3% and the Company would hold 62% of the outstanding shares of Astrogenetix based on the number of fully-diluted shares as of the date of the grants.
The restricted stock issuances to certain officers and directors described above are a component of the noncontrolling interest, as described in Note 3.
16. Subsequent Events
In March 2010, 1st Detect received notification that it was the recipient of a $1.8 million investment from the Texas Emerging Technology Fund (“TETF”). In April 2010, the first half of the investment, $0.9 million, was received by 1st Detect. The investment is being used to fund the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer which is designed to serve the security, healthcare and industrial markets.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:
•	The effect of economic conditions in the U.S. or other space faring nations that could impact our ability to access space and support or gain customers;

•	Uncertainty about, and our ability to raise sufficient capital to meet our long and short-term liquidity requirements;

•	Our ability to successfully pursue our business plan;

•	Whether we will fully realize the economic benefits under our NASA and other customer contracts;

•	Continued availability and use of the U.S. Space Shuttle and the International Space Station;

•	Technological difficulties and potential legal claims arising from any technological difficulties;

•	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by the manned and unmanned space programs that replace the Space Shuttle Program;

•	Uncertainty in government funding and support for key space programs;

•	The impact of competition on our ability to win new contracts;

•	Uncertainty in securing reliable and consistent access to space;

•	Delays in the timing of performance of other contracts; and

•	Risks described in the “Risk Factors” section of our 2009 Form 10-K (as amended) and this Form 10-Q.
Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in the Risk Factors included in Part II Item 1A of this Report and Part I, Item 1A of our 2009 10-K (as amended) and elsewhere in this Form 10-Q or in the documents incorporated by reference herein. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the Securities and Exchange Commission (“SEC”) or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Form 10-Q and in prior or subsequent communications.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report.
OVERVIEW
Astrotech was formed in 1984 to leverage the environment of space for commercial purposes. For the last 25 years, the Company has remained a crucial player in space commerce activities. We have supported the launch of 23 shuttle missions and more than 280 spacecraft, building space hardware and processing facilities, and preparing and processing scientific research for microgravity.
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
Our Business Units
Astrotech Space Operations (ASO)
ASO provides support for its government and commercial customers to successfully process complex communication, Earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our ASO facilities can accommodate five meter class satellites encompassing the majority of U.S. based satellite preparation services. In addition to satellite processing, ASO offers engineering services capabilities that encompass the entire life cycle of a satellite. ASO accounted for 100% of our consolidated revenues for the three and nine months ended March 31, 2010. Revenue for our ASO business unit is generated from various fixed-priced contracts with launch service providers in both the commercial and government markets. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing a spacecraft for launch. The revenue and cash flows generated from our ASO operations are related to the number of spacecraft launches, which reflects the growth in the satellite-based communications industries and the requirement to replace aging satellites. Other factors that have impacted, and are expected to continue to impact earnings and cash flows for this business include:
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

Spacetech
Our other business unit is an incubator intended to commercialize space-industry technologies into commercial applications to be sold to consumers and industry. The 1st Detect Miniature Chemical Detector, Astrogenetix microgravity processing platform and the AirWard hazardous cargo containers are all initiatives developed under our Spacetech business unit. The 1st Detect Miniature Chemical Detector, which is in development, is a low power, portable chemical detection device intended to be utilized for a variety of applications. 1st Detect has been awarded a Developmental Testing and Evaluation designation from the U.S. Department of Homeland Security as a “promising anti-terrorism technology”, is the recipient of a Phase I award from the U.S. Army’s Chemical and Biological Defense (CBD) Small Business Innovation Research (SBIR) Program and has received a $1.8 million investment commitment from the Texas Emerging Technology Fund. Astrogenetix is performing drug discovery in microgravity as part of the National Lab Pathfinder Missions designed by NASA. Astrognetix has identified a vaccine candidate for Salmonella and is currently testing Methicilin Resistant Staphylococcous Aureous (MRSA).
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
Management believes there have been no significant changes during the nine months ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2009 10-K (as amended).
RESULTS OF OPERATIONS
Three months ended March 31, 2010 compared to three months ended March 31, 2009:
Selected consolidated financial data for the three months ended March 31, 2010 and 2009 is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009
Revenue	$6,647	$11,849
Gross profit	3,287	7,024

Gross margin	49%	59%

Selling, general and administrative	3,170	2,671
Research and development	1,117	553

Operating expenses	4,287	3,224

Interest and other expense, net	(26)	(105)
Income tax expense	53	(93)

Consolidated net income (loss)	(973)	3,602
Less: Net loss attributable to noncontrolling interest	(326)	—

Net income (loss) attributable to Astrotech Corporation	$(647)	$3,602

Revenue. Total revenue decreased to $6.6 million for the three months ended March 31, 2010, from $11.8 million for the comparable period in fiscal 2009. The decrease was primarily attributable to a decreased launch schedule at ASO. Additionally, the three months ended March 31, 2009 includes revenue earned constructing our newest 5-meter high bay at Vandenberg Air Force Base. That project was complete in first quarter of fiscal year 2010.
Gross Profit. Gross profit decreased to $3.3 million for the three months ended March 31, 2010, from $7.0 million for the comparable period in fiscal 2009. The gross margin decreased to 49% for the three months ended March 31, 2010 as compared with 59% for the comparable period in fiscal 2009. The decrease in gross profit was attributable to a decrease in satellite payload processing at ASO and the completion of the payload processing facility at Vandenberg Air Force Base during the first quarter of fiscal year 2010.
Selling, General and Administrative Expense. Selling, general and administrative expense increased to $3.2 million for the three months ended March 31, 2010 from $2.7 million for the comparable period in fiscal 2009. The increase was primarily attributable to increased employee incentive compensation expense, an increase in business development personnel and higher outside consulting fees. As a percentage of revenue, selling, general and administrative expenses increased to 48% for the three months ended March 31, 2010, on lower revenue, as compared to 23% for the comparable period in fiscal 2009.
Research and Development Expense. Research and development expense increased to $1.1 million for the three months ended March 31, 2010 from $0.6 million for the comparable period in fiscal 2009. As a percentage of revenue, research and development expense increased to 17% for the three months ended March 31, 2010 as compared with 5% for the comparable period in fiscal 2009. The increase in expense was the result of our investments in the development of the 1st Detect mini-mass spectrometer and the Astrogenetix microgravity processing platform.
Interest and Other Expense, net. Interest and other expense, net, decreased to $0.03 million for the three months ended March 31, 2010, as compared with $0.1 million for the comparable period in fiscal 2009. Interest expense on the term loan and senior convertible notes was offset by higher interest income from our short-term cash investment in the period ended March 31, 2010 due to the larger cash balance available for investment.
Nine months ended March 31, 2010 compared to nine months ended March 31, 2009:
Selected consolidated financial data for the nine months ended March 31, 2010 and 2009 is as follows (dollars in thousands):

	Nine Months Ended
	March,
	2010	2009
Revenue	$22,489	$21,608
Gross profit	13,527	10,015

Gross margin	60%	46%

Selling, general and administrative	9,515	6,520
Research and development	2,119	1,636

Operating expenses	11,634	8,156
Gain on notes repurchased	—	665
Interest and other expense, net	(366)	(329)
Income tax expense	(22)	(93)

Consolidated net income	1,505	2,102
Less: Net loss attributable to noncontrolling interest	(326)	—

Net income attributable to Astrotech Corporation	$1,831	$2,102

Revenue. Total revenue increased to $22.5 million for the nine months ended March 31, 2010, from $21.6 million for the comparable period in fiscal 2009. The increase was primarily attributable to an increased launch schedule during the first two quarters at ASO and additional revenue associated with the completion of the construction for our payload processing facility at Vandenberg Air Force Base.
Gross Profit. Gross profit increased to $13.5 million for the nine months ended March 31, 2010, from $10.0 million for the comparable period in fiscal 2009. The gross margin increased to 60% the nine months ended March 31, 2010, up from 46% for the comparable period in fiscal 2009. The increase in gross profit was primarily attributable to an increase in overall payload processing volume.
Selling, General and Administrative Expense. Selling, general and administrative expense increased to $9.5 million for the nine months ended March 31, 2010, up from $6.5 million for the comparable period in fiscal 2009. The increase was primarily attributable to increased employee incentive compensation expense, for the hiring of additional business development personnel, increased outside fees, additional legal expenses and an increase in insurance premiums. As a percentage of revenue, selling, general and administrative expenses increased to 42% the nine months ended March 31, 2010 as compared to 30% for the comparable period in fiscal 2009.
Research and Development Expense. Research and development expense increased to $2.1 million for the nine months ended March 31, 2010, from $1.6 million for the comparable period in fiscal 2009. As a percentage of revenue, research and development expense increased to 9% the nine months ended March 31, 2010 as compared with 8% for the comparable period in fiscal 2009. The increase in expense was the result of our investments in the development of the 1st Detect mini-mass spectrometer and the Astrogenetix microgravity processing platform.
Gain on Notes Repurchased. In the nine months ended March 31, 2009, there was a gain of $0.7 million on the repurchase of $1.8 million of our senior convertible notes.
Interest and Other Expense, net. Interest and other expense, net, increased to $0.4 million for the nine months ended March 31, 2010 as compared to $0.3 million for the comparable period in fiscal 2009. Interest expense relates to interest on the senior convertible notes and the term loan, offset by interest income primarily from our money market. Also included in other expense for the nine months ended March 31, 2010 is the write-off of $0.2 million of aerospace metals.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2010, we had cash and cash equivalents of $6.3 million and our working capital was approximately $3.5 million. As of March 31, 2009, we had cash and restricted cash-on-hand of $4.5 million and our working capital was approximately $3.3 million.
The following is a summary of the change in our cash and cash equivalents:

	Nine Months Ended
	March 31,
	2010	2009
Net cash provided by (used in) operating activities	$2,995	$3
Net cash used in investing activities	(1,347)	(538)
Net cash used in financing activities	(125)	(855)

Net change in cash and cash equivalents	$1,523	$(1,390)

Operating Activities
During the nine months ended March 31, 2010, net cash provided by operations was $3.0 million and included net income of $2.3 million. During the nine months ended March 31, 2009, net cash provided by operations was $3,000 and included net income of $2.1 million.
Changes in assets and liabilities affecting our operating cash flows for the nine months ended March 31, 2010 are as follows:
Assets. Accounts receivable decreased $4.0 million during the nine months ended March 31, 2010. This was a result of the timing of payments received by the Company, including the collection of amounts due on the facility construction at Vandenberg Air Force Base.
Liabilities. Cash provided by operating activities was used primarily to reduce accounts payable, which decreased $2.3 million in the nine months ended March 31, 2010. Deferred revenue decreased $2.4 million in the nine months ended March 31, 2010. Deferred revenue represents amounts collected from customers for projects, products, or services expected to be provided at a future date. The change is a result of a timing difference between cash collections on payload processing customer contracts and amounts earned as revenue.
Investing Activities
In the nine months ended March 31, 2010, cash used in investing activities was $1.3 million, up from $0.5 million cash used in the comparable period in fiscal 2009. The $1.3 million use of cash in the nine months ended March 31, 2010, was attributable to the completion of construction on our administrative building at Vandenberg Air Force Base.
Financing Activities
Cash used in financing activities for the nine months ended March 31, 2010, was $0.1 million, down from $0.9 million for the comparable period in fiscal 2009. During the nine months ended March 31, 2010, the Company made interest payment on our term loan of $0.2 million. During the nine months ended March 31, 2009, the Company purchased $1.8 million in principal amount of its outstanding senior convertible notes offset by a gain of $0.7 million, made interest payments on our term loan of $0.2 million, repurchased treasury stock of $0.1 million and had proceeds of $0.6 million from our revolving credit facility.

	March 31, 2010		June 30, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Term loan payable	$3,415	$3,415	$3,591	$3,591

Senior convertible notes payable - 5.5%	$5,111	$2,658	$5,111	$2,650
Maturity of Outstanding Debt
Over the next year, the $5.1 million of senior convertible notes and the $3.4 million term loan will become due. The Company believes that we will have sufficient working capital to repay the senior convertible notes at maturity in October 2010. The term loan is expected to be replaced with a new debt facility. There can be no assurance that additional or replacement debt financing will be available in the future or that we will have sufficient cash flow in order to make these repayments.

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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Currently, the Company is not a party to any material pending legal proceedings, which in management’s opinion, would have a material adverse effect on our business, financial condition, or results of operation.

ITEM 1A.	RISK FACTORS
Material risks relating to our business and the ownership of our securities, which are in addition to those described in Item 1-A of our 2009 10-K (as amended), include the following:
The review of strategic alternatives may not enhance shareholder value
In September 2009, the Company announced that the Board of Directors has engaged investment banking firm Lazard Ltd. to advise the Company in exploring strategic financial and business alternatives to enhance shareholder value. The range of alternatives which may be considered could include strategic acquisitions, a sale of some or all of the company’s assets or a variety of other possible transactions. There can be no assurance regarding the timing of or whether the Company will elect to pursue any of the strategic alternatives it may consider, that shareholders will favor any proposed transaction, or that any such alternatives will result in changes to the Company’s plans or will be consummated. In addition, in 2010, we have incurred significant costs in order to evaluate these strategic alternatives. There can be no assurance that the costs incurred will result in a transaction.

Our Spacetech business unit is in an early development stage. It has earned no revenues and it is uncertain whether it will earn any revenues in the future or whether it will ultimately be profitable.
Our Spacetech business unit is in an early development stage with no commercial sales and a limited operating history. Its future operations are subject to all of the risks inherent in the establishment of a new business enterprise including, but not limited to, risks related to capital requirements, failure to establish business relationships and competitive disadvantages as against larger and more established companies. The Spacetech business unit will require substantial amounts of funding to develop, test and commercialize its products. If such funding comes in the form of equity financing, such equity financing may involve substantial dilution to existing shareholders. Even with funding, our product development program may not lead to commercial products, either because our product candidates fail to be effective, are not attractive to the market or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization.
The Spacetech business unit can be expected to experience significant operating losses until it can generate sufficient revenues to cover its operating costs. The Spacetech business unit currently has no commercial products and there can be no assurance that the business will be able to develop, manufacture or market any products in the future, that future revenues will be significant, that any sales will be profitable or that the business will have sufficient funds available to complete its marketing and development programs or to market any products which it may develop.
Any products and technologies developed and manufactured by our Spacetech business unit may require regulatory approval prior to being made, marketed, sold and used. There can be no assurance that regulatory approval of any products will be obtained.
The commercial success of the Spacetech business unit is expected to depend, in part, on obtaining patent and other intellectual property protection for the technologies contained in any products it develops. In addition, the Spacetech business unit may need to license intellectual property to commercialize future products or avoid infringement of the intellectual property rights of others. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all. The Spacetech business unit may suffer if any licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or if the Spacetech business unit is unable to enter into necessary licenses on acceptable terms. If the Spacetech business unit, or the third parties from whom it licenses intellectual property, fail to obtain adequate patent or other intellectual property protection for intellectual property covering its products, or if any protection is reduced or eliminated, others could use the intellectual property covering the products, resulting in harm to the competitive business position of the Spacetech business unit. In addition, patent and other intellectual property protection may not provide the Spacetech business unit with a competitive advantage against competitors that devise ways of making competitive products without infringing any patents that the Spacetech business unit owns or has rights to. Such competition could adversely affect the prices for any products or the market share of the Spacetech business unit and could have a material adverse effect upon its results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2010, we did not issue any unregistered securities or repurchase any of our securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
During the quarter ended March 31, 2010, we did not have any defaults upon our senior securities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Astrotech Corporation (the “Company”) held its Annual Meeting of Shareholders (the “Annual Meeting”) on March 5, 2010, at the Company’s headquarters located in Austin, Texas. Shareholders representing 14,751,876 shares or 77.6% of the Company’s outstanding shares of common stock were present in person or by proxy at the Annual Meeting. The proposals below are described in detail in the Company’s proxy statement dated January 26, 2010.
Three proposals were included for voting:
1)	Election of six directors to the Company’s Board of Directors;
Director Nominee:

Thomas B. Pickens III
Mark Adams
Lance W. Lord
John A. Olivia
William F. Readdy
Sha-Chelle Manning
2)	Ratification of the appointment of PMB Helin Donovan, LLP as independent registered public accountants for the Company;

3)	Approval of the Company’s 2010 Stock Incentive Plan.
Proposals 1 and 2 were approved; proposal 3 did not receive the necessary votes for approval.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
The following exhibits are filed herewith:

Exhibit No.	Description

10.1	Form of Restricted Stock Agreement — 1st Detect Corporation

10.2	Form of Stock Purchase Warrant — 1st Detect Corporation

10.3	Form of Restricted Stock Agreement — Astrogenetix, Inc.

10.4	Form of Stock Purchase Warrant — Astrogenetix, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification Pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation
Date: May 17, 2010	/s/ Thomas B. Pickens, III
Thomas B. Pickens, III
Chief Executive Officer

/s/ John M. Porter
John M. Porter
Senior Vice President and Chief Financial Officer