Form 10-K
period 2010-06-30
ASTROTECH Corp \WA\
filed 2010-08-30
CIK 1001907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010

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

(512) 485-9530
(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock (no par value)	Name of each exchange on which registered NASDAQ Capital Market
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of such stock on the NASDAQ Capital Market on such date of $1.92 was approximately $31,807,035 as of December 31, 2009.
As of August 25, 2010, 19,238,988 shares of the registrant’s Common Stock, no par value, were outstanding, including 1,540,203 shares of restricted stock with voting rights.

i

FORWARD-LOOKING STATEMENTS
This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:
•	The effect of economic conditions in the United States or other space faring nations that could impact our ability to access space and support or gain customers;

•	Our ability to raise sufficient capital to meet our long and short-term liquidity requirements;

•	Our ability to successfully pursue our business plan;

•	Whether we will fully realize the economic benefits under our NASA and other customer contracts;

•	Continued availability and use of the U.S. Space Shuttle and the International Space Station;

•	Technological difficulties and potential legal claims arising from any technological difficulties;

•	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by the manned and unmanned space programs that replace the Space Shuttle Program;

•	Uncertainty in government funding and support for key space programs;

•	The impact of competition on our ability to win new contracts;

•	Uncertainty in securing reliable and consistent access to space;

•	Delays in the timing of performance of other contracts; and

•	Risks described in the “Risk Factors” section of this Form 10-K.
Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, therefore we cannot assure you that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in Item 1A “Risk Factors” of this Form 10-K and elsewhere in this Form 10-K, or in the documents incorporated by reference herein. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the Securities and Exchange Commission (“SEC”) or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Form 10-K and in prior or subsequent communications.

ii

PART I
Item 1. Business.
Our Company
Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us” or “our”) is a commercial aerospace company that provides spacecraft payload processing and related services, designs and manufactures space hardware, and commercializes space technologies for use on Earth. The Company serves the U.S. Government and commercial satellite and spacecraft customers with our pre-launch services from our Astrotech Space Operations (“ASO”) subsidiary and incubates space technology businesses now focusing on two companies: 1st Detect Corporation (“1st Detect), which is developing a Miniature Chemical Detector first developed for the International Space Station; and Astrogenetix, Inc. (“Astrogenetix”), which is utilizing the unique microgravity environment of space to develop novel therapeutic products.
Astrotech was formed in 1984 to leverage the environment of space for commercial purposes. For the last 26 years, the Company has remained a crucial player in space commerce activities. We have supported the launch of 23 shuttle missions and more than 280 spacecraft, built space hardware and processing facilities, and prepared and processed scientific research for microgravity.
We offer products and services in the following areas:
•	Facilities and support services necessary for the preparation of satellites and payloads for launch.

•	Commercialization of space-based technologies into real-world applications.

•	Expertise in qualifying hardware for spaceflight and the habitability and occupational challenges of space.
The Company has experience supporting both manned and unmanned missions to space with product and service support including space hardware design and manufacturing, research and logistics expertise, engineering and support services, and payload processing and integration. Through new Spacetech business initiatives such as 1st Detect and Astrogenetix, Astrotech is paving the way in the commercialization of space by translating space-based technology into terrestrial applications.
Our Business Units
Astrotech Space Operations (“ASO”)
ASO is the leading commercial supplier of satellite launch processing services in the United States. ASO provides processing support for government and commercial customers for their complex communication, earth observation and deep space satellites. ASO’s spacecraft processing facilities are among the elite in the industry, with over 150,000 square feet of clean rooms that can support the largest five-meter class satellites, encompassing the majority of U.S. based satellite preparation services. ASO has provided launch processing support for government and commercial customers for more than a quarter century, successfully processing more than 280 spacecraft.

ASO accounted for 100% of our consolidated revenues for the year ended June 30, 2010 (See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.) Revenue for our ASO business unit is primarily generated from various fixed-priced contracts with launch service providers in both the commercial and government markets. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing a spacecraft for launch. The revenue and cash flows generated from our ASO operations are related to the number of spacecraft launches, which reflects the growth in the satellite-based communications industries and the requirement to replace aging satellites. Other factors that have impacted, and are expected to continue to impact earnings and cash flows for this business include:
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
Spacetech
Our Spacetech business unit is an incubator intended to develop space-industry technologies into commercial applications to be sold to consumers and industry. Spacetech has developed three business initiatives to date: 1st Detect Corporation, Astrogenetix and AirWard Corporation (“AirWard”). 1st Detect’s business began under a Space Act Agreement with the National Aeronautics and Space Administration (“NASA”) for a chemical detection unit to be used on the International Space Station. 1st Detect engineers have developed a Miniature Chemical Detector, based on mass spectrometry, that we believe will fill a niche by being highly accurate, lightweight, battery-powered, durable and inexpensive. Astrogenetix is a biotechnology company created to use the unique environment of space to discover and develop novel therapeutic products. A natural extension of the many years of experience preparing, launching, and operating over 1,500 scientific payloads in space, Astrogenetix is in the process of developing products from microgravity discoveries. AirWard designed and manufactured shipping containers to transport oxygen bottles and oxygen generators for commercial aircraft. Further investment in AirWard was suspended in February 2010, as the initiative has not yielded the anticipated return for shareholders.
Noncontrolling Interest
In January 2010, restricted shares of Astrotech subsidiaries 1st Detect and Astrogenetix were granted to certain employees, directors and officers, resulting in Astrotech owning less than 100% of these subsidiaries. The Company applied non-controlling interest accounting for the period ended June 30, 2010, which requires us to clearly identify the non-controlling interest in the consolidated balance sheets and consolidated income statements. We disclose three measures of net income: net income, net income attributable to noncontrolling interest, and net income attributable to Astrotech Corporation. Our operating cash flows in our consolidated statements of cash flows reflect net income, while our basic and diluted earnings per share calculations reflect net income attributable to Astrotech Corporation.

Beginning balance at July 1, 2009	$—
Net loss attributable to noncontrolling interest	(588)
Issuance of restricted stock and warrants	1,826
State of Texas Funding	900
Stock based compensation	116

Ending balance at June 30, 2010	$2,254

As of June 30, 2010, the Company’s share of income and losses is 86% for 1st Detect and 79% for Astrogenetix.
Business Strategy
Astrotech Space Operations
As the leading commercial satellite processing provider, ASO is continuously working to secure additional government and commercial customers that require our services.
Spacetech
1st Detect has developed a revolutionary chemical detector based on ion trap mass spectrometry, which allows for the device’s portability, versatility, sensitivity, durability, high speed and low cost. Potential markets that 1st Detect may serve include Security and Defense, Industrial, Medical and Healthcare, Critical Infrastructure, and First Responders.

Astrogenetix is currently focused on submitting an Initial New Drug application with the Food and Drug Administration (“FDA”) for a Salmonella vaccine as part of the ongoing commercialization strategy. Concurrently, we are using the final two scheduled Space Shuttle flights to complete the on-orbit processing of our next vaccine biomarker discovery, methicilin-resistant Staphylococcus aureus (“MRSA”).
Products and Services
Astrotech Space Operations
From our state of the art facilities in Titusville, Florida and Vandenberg Air Force Base (“VAFB”) in California we have provided support for pre-launch ground based operations for 26 years for both commercial and government satellites, and we are the leader in this service sector.
Spacetech
1st Detect’s Miniature Chemical Detector is a universal chemical analyzer that provides rapid analysis time and is capable of detecting residues and vapors from a wide range of chemicals including explosives, chemical warfare agents, toxic chemicals, and volatile organic compounds. 1st Detect’s proprietary technology, leveraging advances in low power electronics and miniaturization technologies developed for the space program, allows for the device’s portability, versatility, sensitivity, durability, efficiency and low cost.
Astrogenetix has discovered a Salmonella vaccine candidate, which validates the use of microgravity in identifying commercially viable biomarkers. Astrogenetix’s capabilities include preparing microgravity payloads that can be flown on a variety of launch systems, including the Space Shuttle, the Russian Soyuz, Progress and Photon, the European Automated Transfer Vehicle, the Japanese H-II Transfer Vehicle, and the SpaceX Dragon (still under development). The Astrogenetix Microgravity Processing Platform has been developed to grow microbes in space that can result in significant advantages over traditional earthbound vaccine discovery processes, thus reducing the development time and cost significantly.
Customers, Sales and Marketing
Astrotech Space Operations
ASO services a variety of domestic and international government and commercial customers sending satellites to low-earth-orbit or geosynchronous orbit. ASO has long-term contracts in place with NASA, other U.S. Governmental agencies, United Launch Alliance, and Sea Launch, LLC. During fiscal year 2010, ASO accounted for 100% of our consolidated revenues.
Spacetech
The broadband nature of the 1st Detect technology, as well as the high performance provided by the ion trap architecture, opens up 1st Detect to a variety of applications. Potential markets that 1st Detect may serve include Security and Defense, Industrial, Medical and Healthcare, Critical Infrastructure, and First Responders.
While there have been no sales to date, likely customers for Astrogenetix will be large international pharmaceutical companies and smaller biotechnology companies. Astrogenetix is currently focused on starting the FDA process with the Salmonella vaccine candidate and is continuing drug development work for other vaccine targets, including MRSA.
Most recently, Astrogenetix testing samples were included in the latest shuttle Discovery launch, STS-132. The 1st Detect Miniature Chemical Detector debuted at the American Society of Mass Spectrometry Conference in June 2008, during which several companies demonstrated significant interest in the product. Currently, several operational units have been manufactured including a boxed unit and a bench-top development unit. In tandem, we are working on the development of an additional technical capability, which will increase accuracy, increase auto-tuning capability, and reduce size and cost.

Competition
Astrotech Space Operations
The majority of the Company’s revenue is derived from ASO, which processes satellites for U.S. launch locations. The only significant competition to ASO’s facilities is from commercial competitor Spaceport Systems International (“SSI”) and certain U.S. Government facilities. However, we believe that the majority of domestic satellites, including many government satellites, are processed at ASO due to the state-of-the-art, professionally operated, full-service environment.
Commercial
SSI operates and manages a commercial spaceport at VAFB and is a provider of payload processing and launch services for both commercial and government users. The SSI facility throughput capability is significantly less than that of ASO in VAFB and it is heavily influenced by government customers. The ASO VAFB contract award for the five-meter high bay construction significantly improves ASO’s competitive advantage at VAFB. SSI does not provide payload processing services in support of the Cape Canaveral Air Force Station (“CCAFS”) / Kennedy Space Center (“KSC”) launch site, and therefore, does not compete with ASO in Florida.
Governmental
NASA and the United States Air Force own and operate payload processing facilities at both the CCAFS /KSC and VAFB launch sites. These facilities, however, are used to process select government spacecraft only. They are not used to process commercial spacecraft. Therefore, ASO’s competition from the U.S. Government is limited in scope.
Spacetech
There are many incumbent vendors that will compete with 1st Detect’s Miniature Chemical Detector. However, we believe the 1st Detect product offers a combination of attributes that are currently unavailable in the marketplace in a single product.
There are many earthbound developers of vaccines, including most large pharmaceutical companies and many smaller biotechnology firms. However, there are no known competitors to Astrogenetix developing vaccines in microgravity. With the construction of the ISS nearing completion, and with the recent delivery of both the European Space Agency and the Japanese Space Agency nodes on the ISS, competition from foreign governments, academia and commercial companies is anticipated.
Research and Development
We incurred $2.8 million and $2.3 million in research and development expense during fiscal years 2010 and 2009, respectively. Research and development in fiscal year 2010 has been primarily directed towards development of 1st Detect’s Miniature Chemical Detector and Astrogenetix’s Microgravity Processing Platform. Astrogenetix continues to work on processing its FDA application for its Salmonella vaccine candidate while also researching other potential vaccines, including MRSA.

Backlog
The Company’s 18-month rolling backlog at June 30, 2010, which includes contractual backlog and scheduled but uncommitted missions, is $24.9 million. The majority of the backlog is for ASO pre-launch satellite processing services, which include hardware launch preparation, advance planning, use of unique satellite preparation facilities and spacecraft checkout, encapsulation, fueling, and transport.

(In thousands)	18-Month Rolling
Contract	Backlog
ASO Missions	$20,659
Facility Programs	4,203

Total Backlog	$24,862

The 18-month rolling backlog consists of fixed-price satellite missions from various government and commercial entities requiring pre-launch processing services at our Titusville, Florida and VAFB locations.
Certain Regulatory Matters
We are subject to federal, state, and local laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment in order to protect our domestic technology from unintended foreign exploitation and to regulate certain business practices. We believe that our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and consequential financial liability to us. Compliance with environmental laws and regulations and technology export requirements has not had in the past, and, we believe, will not have in the future, material effects on our capital expenditures, earnings, or competitive position. Our operations are also subject to various regulations under federal laws relative to the international transfer of technology, as well as to various federal and state laws relative to business operations. In addition, we are subject to federal contracting procedures, audit, and oversight.
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
Foreign Corrupt Practices Act. The Foreign Corrupt Practices Act establishes rules for U.S. companies doing business internationally. Compliance with these rules is achieved through established and enforced corporate policies, documented internal procedures, and financial controls.
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
Employees Update
As of June 30, 2010, we employed 71 regular full-time employees, none of which were covered by any collective bargaining agreements.
In June 2010, General (Ret.) Lance W. Lord resigned from the Board of Directors of Astrotech and as the Chief Executive Officer of Astrotech Space Operations. The vacancy on the Board of Directors created by General Lord’s resignation is not expected to be filled until the next annual meeting. The position of Chief Executive Officer, Astrotech Space Operations, will remain open pending a review of internal and external candidates.
In July 2010, the Company simultaneously announced the termination of James Royston, President of Astrotech Corporation, and a realignment of its corporate structure in order to optimize operational efficiencies. The Company’s action follows an evaluation of each business and a review of strategic alternatives. The corporate realignment will allow Astrotech to put a greater focus on the pre-launch satellite service offering of its ASO business unit. The Company has no immediate plans to fill the vacancy created by Mr. Royston’s termination.
In July 2009, the Board of Directors appointed John Porter as Astrotech’s Chief Financial Officer. Mr. Porter, a Senior Vice President of the Company, had been serving as interim CFO since the resignation of Brian K. Harrington on June 4, 2009.
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
We have relied on governmental customers for a substantial portion of our revenue. Approximately 49% of our revenue in fiscal year 2010 was generated by various NASA and U.S. Government contracts or subcontracts. The loss of these customers could have a material adverse effect on our business, financial condition and results of operations. We cannot make any assurances that any customer will require our services in the future. Therefore, we continue to work on diversifying our customer base to include other government agencies and commercial industries, while going to great lengths to satisfy the needs of our current customer base.

Termination of our future orders could negatively impact our revenues.
The Company’s rolling backlog at June 30, 2010, which includes contractual backlog and scheduled but uncommitted missions, is $24.9 million. The majority is for ASO pre-launch satellite processing services, which include hardware launch preparation; advance planning; use of unique satellite preparation facilities; and spacecraft checkout, encapsulation, fueling and transport. Since some of our government contracts are contingent upon congressional appropriations and can be terminated “for convenience,” we cannot assure that our backlog will ultimately result in revenues.
A branch of the U.S. Government or a commercial competitor could construct spacecraft ground processing facilities, which could significantly reduce the number of missions using Astrotech facilities.
Astrotech provides services for domestic launch sites. In the event that the U.S. Government constructs spacecraft ground processing facilities for the launch sites currently serviced by Astrotech, there could be a reduced need for the use of Astrotech facilities. This would result in direct competition for our existing customers in connection with servicing domestic launch sites, which could significantly reduce our revenues. There can be no assurance that we will be able to compete successfully against any new competitor in this area or that these competitive pressures we may face will not result in reduced revenues and market share.
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
We must comply with, and are affected by, laws and regulations relating to the award, administration, and performance of U.S. Government contracts. These laws and regulations, among other things:
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
A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of our contracts, or disbarment from bidding on U.S. Government contracts. Additionally, U.S. Government contracts generally contain provisions that allow the U.S. Government to unilaterally suspend us from receiving new contracts pending resolution of alleged violations of certain federal laws or regulations, reduce the value of existing contracts, issue modifications to a contract, and control and potentially prohibit the export of our services and associated materials. Prohibition against bidding on future U.S. Government contracts would have a material adverse effect on our financial condition and results of operations.

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
U.S. Government agencies, including NASA, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure, and compliance with applicable laws, regulations, and standards. The U.S. Government may also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation, and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm that may affect our non-governmental business if allegations of impropriety were made against us.
Our Spacetech business unit is in an early development stage. It has earned no revenues and it is uncertain whether it will earn any revenues in the future or whether it will ultimately be profitable.
Our Spacetech business unit is in an early development stage with no commercial sales and a limited operating history. Its future operations are subject to all of the risks inherent in the establishment of a new business enterprise including, but not limited to, risks related to capital requirements, failure to establish business relationships and competitive disadvantages as against larger and more established companies. The Spacetech business unit will require substantial amounts of funding to develop, test, and commercialize its products. If such funding comes in the form of equity financing, such equity financing may involve substantial dilution to existing shareholders. Even with funding, our product development program may not lead to commercial products, either because our product candidates fail to be effective or are not attractive to the market or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization.
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
Any products and technologies developed and manufactured by our Spacetech business unit may require regulatory approval prior to being made, marketed, sold, and used. There can be no assurance that regulatory approval of any products will be obtained.
The commercial success of the Spacetech business unit is expected to depend, in part, on obtaining patent and other intellectual property protection for the technologies contained in any products it develops. In addition, the Spacetech business unit may need to license intellectual property to commercialize future products or avoid infringement of the intellectual property rights of others. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all. The Spacetech business unit may suffer if any licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid, or if the Spacetech business unit is unable to enter into necessary licenses on acceptable terms. If the Spacetech business unit, or any third party, from whom it licenses intellectual property, fails to obtain adequate patent or other intellectual property protection for intellectual property covering its products, or if any protection is reduced or eliminated, others could use the intellectual property covering the products, resulting in harm to the competitive business position of the Spacetech business unit. In addition, patent and other intellectual property protection may not provide the Spacetech business unit with a competitive advantage against competitors that devise ways of making competitive products without infringing any patents that the Spacetech business unit owns or has rights to. Such competition could adversely affect the prices for any products or the market share of the Spacetech business unit and could have a material adverse effect upon its results of operations and financial condition.

Our facilities located in Florida and California are susceptible to damage caused by hurricanes, earthquakes, or other natural disasters.
Our ASO spacecraft processing facilities on the east coast of Florida are susceptible to damage caused by hurricanes or other natural disasters. In addition, our launch processing facilities at VAFB and the facilities we operate at the Port of Long Beach are subject to damage caused by earthquakes. Although we insure our properties and maintain business interruption insurance, there can be no guarantee that the coverage would be sufficient. A natural disaster could result in a temporary or permanent closure of our business operations, thus impacting our future financial performance.
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
If we are unable to anticipate technological advances and customer requirements in the commercial and governmental markets, our business and financial condition may be adversely affected.
Our business strategy outlines the use of decades of experience to expand the services and products we offer to both government agencies and commercial industries. We believe that our growth and future financial performance depend upon our ability to anticipate technological advances and customer requirements. There can be no assurance that we will be able to achieve the necessary technological advances for us to remain competitive. In fiscal year 2010, we continued new business initiatives for advancing commerce in space. These new business initiatives will require substantial investments of capital and technical expertise. Our failure to anticipate or respond adequately to changes in technological and market requirements, or delays in additional product development or introduction, could have a material adverse effect on our business and financial performance. Additionally, the cost of capital to fund these businesses will likely require dilution of shareholders.
Our inability to generate sufficient cash flow to pay off or refinance our indebtedness with near-term maturities could have a material adverse effect on our financial condition.
We cannot assure that our business will generate cash flows from operations or that future borrowings will be available to us in an amount sufficient to pay our maturing indebtedness as it comes due. As a result, we may need to refinance all or a portion of the debt or we may need to secure new financing before maturity. We cannot be sure that we will be able to obtain financing on reasonable terms or at all, particularly given the general economic situation and lending environment we currently face.
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
Our business strategy outlines the use of the decades of experience we have accumulated to expand the services and products we offer to both U.S. Government and commercial industries. These services and products generally involve the commercial exploitation of space, and involve new and untested technologies and business models. These technologies and business models may not be successful, which could result in the loss of any investment we make in developing them.

Our financial results could be adversely affected if the estimates that we use in accounting for contracts are incorrect and need to be changed.
Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for scheduling and technical issues. We rely on the application of consistent business processes in order to minimize material error and maximize reporting transparency. The estimation of total revenues and cost at completion for many of our contracts is complicated and subject to many unknown variables.
If our performance under a cost reimbursable contract results in an award fee that is lower than we have estimated, we would be required to refund previously billed fee amounts and would have to adjust our revenue recognition accordingly. If our performance was determined to be significantly deficient, we may be required to reimburse our customers for the entire amount of previously billed awards. Changes in underlying assumptions, circumstances, or estimates may adversely affect future period financial performance.
Our spacecraft payload processing facilities are specifically designed to process satellites and other payloads and we would lose a substantial portion of their value if we no longer provide these services.
Our ASO spacecraft processing facilities were built specifically to process satellites and space related payloads. If we were required to terminate the processing businesses, the value of these facilities could be impaired and, as a result, our financial condition and results of operations would likely be negatively impacted.
Our inability to maintain required government security clearances and the impact of foreign ownership or control could result in a loss of potential future spacecraft ground processing and other opportunities.
In order to be a service and product provider for spacecraft ground processing and other related activities, we are required to maintain certain government security clearances and we must comply with laws that limit foreign ownership and control. We may be subject to regulatory action and other sanctions if we fail to comply with applicable laws and regulations relating to required security clearances and foreign ownership and control. This could harm our reputation, our prospects for future work, and our operating results.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Astrotech relocated its corporate headquarters to Austin, Texas in June 2009. The leased office houses executive management, finance and accounting, and marketing and communications. We continue to maintain leased offices in Houston, Texas which are primarily focused on supporting the engineering efforts of Spacetech.
ASO’s headquarters, and Florida operations team, are located in a nine-building complex located on a 62-acre space technology campus in Titusville, Florida. This campus encompasses 140,000 square feet of facility space supporting non-hazardous and hazardous flight hardware processing, payload storage, and customer offices.
In September 2009, we completed construction of a 23,000 square foot payload processing facility at VAFB in California which enhanced our capability to process five-meter class satellite payloads. Additionally, in December 2009, we completed construction of a 5,600 square foot office building used by customers for administrative and operational support of teams processing satellites in the new five-meter payload facility. ASO presently leases the 60-acre site located on VAFB in California, where we own four buildings totaling over 50,000 square feet of space. The present land lease expires in July 2013, with provisions to extend the lease at the request of the lessee and the concurrence of the lessor. Upon final expiration of the land lease, all improvements on the property revert, at the lessor’s option, to the lessor at no cost.
We maintain a separate 58,000 square foot payload processing facility located in Cape Canaveral, Florida. We negotiated an agreement with the Canaveral Port Authority for the lease of the land for a forty-three year period, expiring 2040. Upon expiration of the land lease, all improvements on the property revert at no cost to the lessor. In May 2005, we sold the facility in Cape Canaveral, Florida for $4.8 million. We now lease back 100% of the facility through December 31, 2010, with an option period of an additional five years.

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
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of stockholders during the fourth quarter of the year ended June 30, 2010.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The following table sets forth the quarterly high and low intra-day bid prices for the periods indicated:

Fiscal 2010	High	Low

First Quarter	$3.84	$0.98
Second Quarter	$3.66	$1.36
Third Quarter	$4.06	$1.88
Fourth Quarter	$3.58	$1.24

Fiscal 2009	High	Low

First Quarter	$0.60	$0.26
Second Quarter	$0.46	$0.20
Third Quarter	$0.50	$0.20
Fourth Quarter	$1.73	$0.40
We have never paid cash dividends. It is our present policy to retain earnings to finance the growth and development of our business; therefore, we do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

We have 75,000,000 shares of Common Stock authorized for issuance. As of August 25, 2010 we had 19,238,988 shares of Common Stock outstanding, including 1,540,203 shares of restricted stock with voting rights.
Effective May 4, 2009, the Company changed its stock trading symbol to “ASTC” from “SPAB” on the NASDAQ Capital Markets stock exchange.
Astrotech Equity Available for Issuance

	Number of securities to	Weighted average exercise
	be issued upon exercise	price of outstanding	Number of securities
	of outstanding options,	options, warrants, and	remaining available
	warrants, and rights	rights	for future issuance
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	806,541	$1.65	379,389
Equity compensation plans not approved by security holders	—	—	—

Total	806,541	$1.65	379,389

1st Detect Equity Available for Issuance

	Number of securities to	Weighted average exercise
	be issued upon exercise	price of outstanding	Number of securities
	of outstanding options,	options, warrants, and	remaining available
	warrants, and rights	Rights	for future issuance
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,820	$212.00	172,000
Equity compensation plans not approved by security holders	—	—	—

Total	1,820	$212.00	172,000

Astrogenetix Equity Available for Issuance

	Number of securities to	Weighted average exercise
	be issued upon exercise	price of outstanding	Number of securities
	of outstanding options,	options, warrants, and	remaining available
	warrants, and rights	rights	for future issuance
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,050	$167.00	190,400
Equity compensation plans not approved by security holders	—	—	—

Total	2,050	$167.00	190,400

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
The performance graph and table below compare the five-year cumulative total return of our common stock with the comparable five-year cumulative total returns of the Standard & Poor’s Aerospace & Defense Stock Index (“S&P Aerospace & Defense”) and the NASDAQ Composite Stock Index (“NASDAQ Composite”). The figures assume an initial investment of $100 at the close of business on June 30, 2005 in Astrotech Corporation, S&P, and NASDAQ, and the reinvestment of all dividends.

	6/05	6/06	6/07	6/08	6/09	6/10

Astrotech Corporation	100.00	65.92	36.31	3.19	6.42	6.93
NASDAQ Composite	100.00	107.08	130.99	114.02	90.79	105.54
S&P Aerospace & Defense	100.00	119.11	147.92	130.62	99.41	122.37

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

(d)
Maximum number
			(c)	(or approximate
			Total number of	dollar value) of
	(a)		shares (or units)	shares (or units) that
	Total number of	(b)	purchased as part of	may yet be
	shares (or units)	Average price paid	publicly announced	purchased under the
Period	purchased	per share (or unit)	plans or programs	plans or programs
04/01/10 – 04/30/10	—	—	—	—
05/01/10 – 05/31/10	—	—	—	—
06/01/10 – 06/30/10	—	—	—	—

Total	—	—	—	—

Item 6. Selected Financial Data.
The following table sets forth our selected consolidated financial data as of and for the years ended June 30, 2006, 2007, 2008, 2009, and 2010. Such data has been derived from our consolidated financial statements audited by Grant Thornton LLP for the fiscal year ended June 30, 2006, and by PMB Helin Donovan, LLP for the fiscal years ended June 30, 2007, 2008, 2009 and 2010. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and our Consolidated Financial Statements and Notes included in this annual report.

	Years Ended June 30,
	2010	2009	2008	2007	2006
	(In thousands)
Statement of Operations Data:
Revenue	$27,979	$31,985	$25,544	$52,762	$50,746
Costs of revenue	12,858	15,723	19,540	51,029	46,855

Gross profit	15,121	16,262	6,004	1,733	3,891
Selling, general and administrative expenses	12,170	9,760	9,361	13,762	10,672
Research and development expenses	2,798	2,330	1,375	801	410

Income (loss) from operation	153	4,172	(4,732)	(12,830)	(7,191)
Gain on bond exchange	—	665	—	—	—
Debt conversion expense	—	—	(30,194)	—	—
Interest and other expense, net	(459)	(622)	(427)	(3,531)	(5,174)
Income tax benefit (expense)	(22)	510	(675)	69	(32)

Net income (loss)	(328)	4,725	(36,028)	(16,292)	(12,397)

Less: net loss attributable to noncontrolling interest	(588)	—	—	—	—

Net income (loss) attributable to Astrotech Corporation	260	4,725	(36,028)	(16,292)	(12,397)

Net income (loss) per common share — basic	$0.02	$0.29	$(4.26)	$(12.61)	$(9.73)

Shares used in computing net income (loss) per common share — basic	16,567	16,365	9,254	1,292	1,274
Net income (loss) per common share — diluted	$0.01	$0.28	$(4.26)	$(12.61)	$(9.73)

Shares used in computing net income (loss) per common share — diluted	18,283	16,904	9,254	1,292	1,274

Balance Sheet Data (End of Period):
Cash and Cash Equivalents	$8,085	$4,730	$2,640	$9,724	$6,317
Total assets	54,903	58,919	58,211	72,475	85,450
Current debt	8,467	267	267	—	—
Long-term debt, excluding current portion	—	8,435	10,387	52,944	63,250
Stockholders’ equity	42,212	40,548	34,936	(13,131)	2,809
Working capital (deficit) surplus	$2,623	$8,418	$522	$(6,105)	$2,753

Other Data:
Net cash provided by operating activities	$4,437	$4,972	$(8,598)	$6,028	$3,984
Net cash used in investing activities	(1,829)	(1,427)	(158)	(1,077)	(1,141)
Net cash used in financing activities	747	(1,455)	1,672	(1,544)	(3,853)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements and notes included elsewhere in this report.
Overview
Astrotech was formed in 1984 to leverage the environment of space for commercial purposes. For the last 26 years, the Company has remained a crucial player in space commerce activities. We have supported the launch of 23 shuttle missions and more than 280 spacecraft, building space hardware and processing facilities, and preparing and processing scientific research for microgravity.
We offer products and services in the following areas:
•	Facilities and support services necessary for the preparation of satellites and payloads for launch.

•	Commercialization of space-based technologies into real-world applications.

•	Expertise in qualifying hardware for spaceflight and the habitability and occupational challenges of space.
Our Business Units
Astrotech Space Operations
ASO provides support for its government and commercial customers to successfully process complex communication, earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our ASO facilities can accommodate five meter class satellites encompassing the majority of U.S. based satellite preparation services. In addition to satellite processing, ASO offers engineering services capabilities that encompass the entire life cycle of a satellite. ASO accounted for 100% of our consolidated revenues for the year ended June 30, 2010. Revenue for our ASO business unit is generated primarily from various fixed-priced contracts with launch service providers in both the commercial and government markets. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing a spacecraft for launch. The revenue and cash flows generated from our ASO operations are related to the number of spacecraft launches, which reflects the growth in the satellite-based communications industries and the requirement to replace aging satellites. Other factors that have impacted, and are expected to continue to impact earnings and cash flows for this business include:
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
Spacetech
Our other business unit is an incubator intended to commercialize space-industry technologies into commercial applications to be sold to consumers and industry. The 1st Detect Miniature Chemical Detector and the Astrogenetix microgravity processing platform are initiatives developed under our Spacetech business unit. The 1st Detect Miniature Chemical Detector, which is in development, is a low power, portable chemical detection device intended to be utilized for a variety of applications. 1st Detect has been awarded a Developmental Testing and Evaluation designation from the U.S. Department of Homeland Security as a “promising anti-terrorism technology”, and is the recipient of a Phase I award from the U.S. Army’s Chemical and Biological Defense (“CBD”) Small Business Innovation Research (“SBIR”) Program. Additionally, 1st Detect received a $1.8 million award from the Texas Emerging Technology Fund. Astrogenetix is performing drug discovery in microgravity and NASA has designated this work as the National Lab Pathfinder Missions. Astrogenetix has identified a vaccine candidate for Salmonella and is currently conducting microgravity research on MRSA.

Critical Accounting Policies
Revenue Recognition. Revenue is derived primarily from contracts to deliver payload processing support and facilities to the U.S. Government and to commercial customers. Revenues under these contracts are recognized using the methods described below. Given the changing launch schedules of our customers, and the changing requirements of the customers in construction contracts, estimating future costs and revenues is a process requiring a high degree of judgment by our management. (See Risk Factors—Risks Related to Our Business—Our financial results could be adversely affected if the estimates that we use in accounting for contracts are incorrect and need to be changed.) For our satellite payload processing, we base our estimate on historical experience and on assumptions that are believed to be reasonable under the circumstances, including the negotiation of equitable adjustments to our fixed-price contracts due to launch delays. For construction contracts, costs to complete include, when appropriate, material, labor, subcontracting costs, lease costs, commissions, insurance, and depreciation. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period that the change in estimate occurs.
A Summary of Revenue Recognition Methods Follows:

Services/Products Provided	Contract Type	Method of Revenue Recognition
Satellite Payload Processing Support & Facilities	Firm Fixed Price — Mission Specific	Ratably, over the occupancy period of a satellite within the facility from arrival through launch

	Firm Fixed Price — Guaranteed Number of Missions	For multi-year contract payments recognized ratably over the contract period

Facility Construction contracts	Firm Fixed Price	Percentage-of-completion based on costs incurred

Engineering Services	Cost Reimbursable Award/Fixed Fee	Reimbursable costs incurred plus award/fixed fee

Commercial Products	Specific Purchase Order Based	At shipment
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
Long-Lived Asset. In assessing the recoverability of long-lived assets, fixed assets, assets under construction and intangible assets, we evaluate the recoverability of those assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that directly affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.
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
Noncontrolling Interest
Noncontrolling interest accounting is applied for any entities where the Company maintains less than 100% ownership. The Company clearly identifies the noncontrolling interest in the balance sheets and income statements. We also disclose three measures of net income: net income, net income attributable to noncontrolling interest, and net income attributable to Astrotech Corporation. Our operating cash flows in our consolidated statements of cash flows reflect net income, while our basic and diluted earnings per share calculations reflect net income attributable to Astrotech Corporation.

State of Texas Funding
The Company accounts for the State of Texas funding in its majority owned subsidiary 1st Detect as a contribution of capital and has reflected the disbursement in the equity section of the consolidated balance sheet. While the award agreement includes both a common stock purchase right and a note payable to the State of Texas, the economic substance of the transaction is that the State of Texas has purchased shares of 1st Detect in exchange for granted award.
CONSOLIDATED RESULTS OF OPERATIONS
Results of Operations for the Years Ended June 30, 2010 and 2009
The following table sets forth the significant components in the Consolidated Statements of Operations for the year ended June 30, 2010, compared with 2009. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.

	Year Ended June 30,
(In thousands)	2010	2009	Variance

Revenue	$27,979	$31,985	$(4,006)
Gross profit	15,121	16,262	(1,141)
Gross margin	54%	51%	3%
Selling, general and administrative	12,170	9,760	2,410
Research and development	2,798	2,330	468

Total operating expenses	14,968	12,090	2,878
Income from operations	153	4,172	(4,019)
Gain on bond exchange	—	665	(665)
Interest and other expense, net	(459)	(622)	163

Income (loss) before income taxes	(306)	4,215	(4,521)
Income tax (expense) benefit	(22)	510	(532)

Net income (loss)	(328)	4,725	(5,053)
Less: net loss attributable to noncontrolling interest	(588)	—	(588)

Net income attributable to Astrotech Corporation	$260	$4,725	$(4,465)

The following table sets forth the percentage of total revenue of certain items in the Consolidated Statements of Operations for the year ended June 30, 2010, compared with 2009:

	Year Ended June 30,
	2010	2009

Revenue	100%	100%
Cost of revenue	46%	49%

Gross profit	54%	51%

Operating expenses
Selling, general and administrative	44%	31%
Research and development	10%	7%
Total operating expenses	54%	38%

Income (loss) from operations	1%	13%
Gain on bond exchange	—%	2%
Interest and other expense, net	(2)%	(2)%

Income (loss) before income taxes	(1)%	13%
Income tax (expense) benefit	*	2%

Net income (loss)	(1)%	15%
Less: net loss attributable to noncontrolling interest	(2)%	—%
Net income attributable to Astrotech Corporation	1%	15%

*	Represents less than 1% of period revenue

Revenue. Total revenue decreased to $28.0 million for the year ended June 30, 2010, as compared to $32.0 million at June 30, 2009, due to the completion of construction on the new 5-meter satellite facility and associated building improvement projects at VAFB during the first quarter of 2010, offset partially by processing RSC-Energia’s MRM1 in our Cape Canaveral facility.
A breakdown of revenue for the years ended June 30, 2010 and 2009 is as follows:

	Year Ended June 30,
(In thousands)	2010	2009
ASO	$27,979	$31,856
Spacetech	—	129

	$27,979	$31,985

Gross Profit. Gross profit decreased to $15.1 million for the year ended June 30, 2010, as compared to $16.3 million for the year ended June 30, 2009. The decrease in gross profit was attributable to the decline in revenue, partially offset by a customer contract which was processed at a higher margin.
Selling, General and Administrative Expense. Selling, general and administrative expense increased to $12.2 million for the year ended June 30, 2010, as compared to $9.8 million for the year ended June 30, 2009. The increase was primarily attributable to additional employee incentive compensation expense, an increase in business development personnel and an increase in outside consulting fees. As a percentage of revenue, selling, general and administrative expenses increased to 44% for the year ended June 30, 2010, on lower revenue, as compared to 31% for the year ended June 30, 2009.
Research and Development Expense. Research and development expense increased to $2.8 million for the year ended June 30, 2010, as compared to $2.3 million for the year ended June 30, 2009. As a percentage of revenue, research and development increased to 10% for the year ended June 30, 2010, as compared with 7% for the year ended June 30, 2009. The increase in expense was the result of our investments in the development of the 1st Detect Miniature Chemical Detector and the Astrogenetix Microgravity Processing Platform.
Gain on bond exchange. In October 2008, the Company repurchased and retired $1.8 million principal amount of its outstanding 5.5% Senior Convertible notes, acquired at an established market price on the day of trade. The Company recognized a gain of $0.7 million on the transaction in the year ended June 30, 2009.
Interest and Other expense, net. Interest and other expense, net, decreased to $0.5 million for the year ended June 30, 2010, as compared to $0.6 million for the year ended June 30, 2009. Interest expense relates to interest on the Senior Convertible Notes and the term loan, offset by interest income primarily from our money market accounts due to the larger cash balance available for investment. Also included in other expense for the years ended June 30, 2010 and 2009 is the write-off of $0.2 million and $0.1 million, respectively, of aerospace metals.

SEGMENT RESULTS OF OPERATIONS
Selected financial data for the years ended June 30, 2010, and 2009 of our ASO business unit is as follows:

	Year Ended June 30,
(In thousands)	2010	2009	Variance

Revenue	$27,979	$31,856	$(3,877)
Gross profit	15,125	16,338	(1,213)
Gross margin percentage	54%	51%	3%
Selling, general and administrative	8,563	8,739	(176)

Operating expenses	8,563	8,739	(176)

Interest and other expense, net	(230)	(254)	24
Income tax expense	—	—	—

Net income	6,332	7,345	(1,013)

Less: net loss attributable to noncontrolling interest	—	—	—

Net income attributable to ASO	$6,332	$7,345	$(1,013)

Revenue. Total revenue decreased to $28.0 million for the year ended June 30, 2010, as compared to $31.9 million at June 30, 2009, due to the completion of construction on the new 5-meter satellite facility and associated building improvement projects at VAFB during the first quarter of 2010, offset partially by processing RSC-Energia’s MRM1 in our Cape Canaveral facility.
Gross Profit. Gross profit decreased to $15.1 million for the year ended June 30, 2010, as compared to $16.3 million for the year ended June 30, 2009. The decrease in gross profit was attributable to the decline in revenue, partially offset by a customer contract which was processed at a higher margin.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased to $8.6 million for the year ended June 30, 2010, as compared to $8.7 million for the year ended June 30, 2009. This decrease is primarily a result of lower administrative fees.
Interest and other expense, net. Interest and other expense, net, decreased to $0.2 million in the year ended June 30, 2010, as compared to $0.3 million in the year ended June 30, 2009. This relatively consistent expense relates to interest on the term loan, offset by interest earned primarily from our money market accounts. Also included in other expense for the year ended June 30, 2010 and 2009 is the write-off of $0.2 million and $0.1 million, respectively, of aerospace metals.
Selected financial data for the years ended June 30, 2010, and 2009 of our Spacetech business unit is as follows:

	Year Ended June 30,
(In thousands)	2010	2009	Variance

Revenue	$—	$129	$(129)
Gross loss	(4)	(76)	$72
Gross margin percentage	—%	(59)%	59%
Selling, general and administrative	3,607	1,021	2,586
Research and development	2,798	2,330	468

Operating expenses	6,405	3,351	3,054
Gain on notes repurchased	—	665	(665)
Interest and other expense, net	(229)	(368)	139
Income tax expense	(22)	510	(532)

Net loss	(6,660)	(2,620)	(4,040)
Less: net loss attributable to noncontrolling interest	(588)	—	(588)

Net loss attributable to Spacetech	$(6,072)	$(2,620)	$(3,452)

Revenue. Total revenue decreased $0.1 million for the year ended June 30, 2010, from the year ended June 30, 2009. The revenue in fiscal year 2009 was derived from AirWard, which designed and manufactured shipping containers to transport oxygen bottles and oxygen generators for commercial aircraft. In February 2010, further investment in AirWard was suspended as the initiative has not yielded the anticipated return for shareholders.
Gross loss. The gross loss decreased for AirWard in the year ended June 30, 2010, as the initiative has not yielded the anticipated return for shareholders.
Selling, General and Administrative Expense. Selling, general and administrative expense increased to $3.6 million for the year ended June 30, 2010, as compared to $1.0 million for the year ended June 30, 2009. The increase was primarily attributable to increased employee incentive compensation expense and an increase in outside consulting fees.
Research and Development Expense. Research and development expense increased to $2.8 million for the year ended June 30, 2010, as compared to $2.3 million for the year ended June 30, 2009. The increase in expense was the result of our investments in the development of the 1st Detect Miniature Chemical Detector and the Astrogenetix Microgravity Processing Platform.
Interest and other expense, net. Interest and other expense, net, decreased to $0.2 million in the year ended June 30, 2010, as compared to $0.4 million for the year ended June 30, 2009. Interest expense relates to interest on the Senior Convertible Notes, offset by interest earned from our money market accounts.
FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY
Balance Sheet
Total assets for the year ended June 30, 2010, were $54.9 million compared to total assets of $58.9 million as of the end of fiscal year 2009. The following table sets forth the significant components of the balance sheet as of June 30, 2010, compared with 2009 (in thousands):

	Year Ended June 30,
	2010	2009	Variance
Assets:
Current assets	$14,964	$17,600	$(2,636)
Property and equipment, net	39,920	40,226	(306)
Other assets, net	19	1,093	(1,074)

Total	$54,903	$58,919	$(4,016)

Liabilities and stockholders’ equity:
Current debt	$8,467	$267	$8,200
Other current liabilities	3,874	8,915	(5,041)
Long-term debt	—	8,435	(8,435)
Other long-term liabilities	350	754	(404)
Stockholders’ equity	42,212	40,548	1,664

Total	$54,903	$58,919	$(4,016)

Current assets. Current assets decreased $2.6 million for the year ended June 30, 2010, as compared to June 30, 2009. The overall decrease relates to collection of accounts receivable, including the collection of final invoicing on the facility construction at VAFB which were outstanding at June 30, 2009, and the timing of a note receivable which is now classified as due within one year.

Property and equipment, net. Depreciation and amortization expense of $2.1 million exceeded capital expenditures of $1.8 million.
Other assets, net. Other assets, net, decreased $1.1 million for the year ended June 30, 2010, as compared to June 30, 2009. A note receivable of $0.7 million is due now within the next fiscal year and classified as a current asset. The Company also had a partial write off of $0.2 million and a recorded sale of $0.1 million on remaining aerospace metals.
Current and long-term debt. The $5.1 million of Senior Convertible Notes and the $3.4 million term loan are due within the next fiscal year, and therefore, the classification has changed from long-term debt to current debt. The Company made principal payments on the term loan of $0.3 million for the year ended June 30, 2010. Interest is paid bi-annually on the Senior Convertible Notes.
Other current liabilities. Other current liabilities decreased by $5.0 million for the year ended June 30, 2010, as compared to June 30, 2009. The decrease in accounts payable of $2.1 million is due to payments made to vendors related to the facility construction at VAFB, which were outstanding at June 30, 2009, as well as timing of other payments. The decrease in short term deferred revenue of $2.7 million is a result of a timing difference between cash collections on payload processing customer contracts and amounts earned as revenue.
Other long-term liabilities. Other long-term liabilities decreased $0.4 million for the year ended June 30, 2010, as compared to June 30, 2009. This was primarily due to a decrease in non-current deferred revenue of $0.3 million.
Liquidity and Capital Resources
As of June 30, 2010, we had cash and cash equivalents of $8.1 million and our working capital was approximately $2.6 million, including $0.5 million of cash in 1st Detect available only to fund development of the Miniature Chemical Detector (see Note 13). As of June 30, 2009 we had cash and cash equivalents of $4.7 million and our working capital was approximately $8.4 million. The following is a summary of the change in our cash and cash equivalents:

	June 30,
	2010	2009
Net cash provided by operating activities	$4,437	$4,972
Net cash used in investing activities	(1,829)	(1,427)
Net cash used in financing activities	747	(1,455)

Net increase in cash and cash equivalents	$3,355	$2,090

Operating Activities
Cash provided by operations for the year ended June 30, 2010, was $4.4 million as compared with $5.0 million for the year ended June 30, 2009. Significant items affecting operating cash flows at June 30, 2010 were our net loss of $0.3 million and depreciation and amortization of $2.1 million. At June 30, 2009, operating cash flow included net income of $4.7 million and depreciation and amortization of $2.2 million.
Changes in assets and liabilities affecting our operating cash flows for fiscal year 2010 are as follows:
Assets. The decrease in accounts receivable of $6.6 million is primarily attributable to the timing of payments received by the Company, including the collection of amounts due from the U.S. Government on the facility construction at VAFB which were outstanding as of June 30, 2009. The increase in cash and cash equivalents of $3.4 million is primarily due to the collection of amounts in our accounts receivable.
Liabilities. The decrease in accounts payable of $2.1 million is due to payments made to vendors related to the facility construction at VAFB, which were outstanding at June 30, 2009, as well as timing of other payments. The decrease in short term deferred revenue of $2.7 million is a result of a timing difference between cash collections on payload processing customer contracts and amounts earned as revenue.

Investing Activities
Cash used in investing activities for the year ended June 30, 2010, was $1.8 million as compared with $1.4 million for the year ended June 30, 2009. In fiscal year 2010, capital expenditures for payload processing facilities related to ASO were $1.8 million, which included construction of an administrative customer support building at VAFB.
Financing Activities
Cash provided by financing activities for the year ended June 30, 2010, was $0.7 million as compared with cash used in financing activities of $1.5 million for the year ended June 30, 2009. In fiscal year 2010, the Company received $0.1 million in proceeds from issuance of common stock and 1st Detect received $0.9 million from the Texas Emerging Technology Fund (See Note 13). This was offset by the $0.3 million in principal payments the Company made on the term loan. In fiscal year 2009, the Company purchased $1.8 million of the principal amount of its outstanding Senior Convertible Notes offset by a gain of $0.7 million.
Debt Facilities. In February 2008, we entered into a financing facility providing a $4.0 million term loan terminating February 2011 and a $2.0 million revolving credit facility terminating in February 2009. The term loan requires monthly payments of principal, plus interest at the rate of prime plus 1.75% and the revolving credit facility incurs interest at the rate of prime plus 1.75%. Effective February 2010, we renewed the $2.0 million revolving credit facility for an additional one-year period expiring February 2011. The renewal changed the interest rate to the bank’s prime rate plus 0.75%. The bank financing facilities are secured by the assets of our ASO Florida facilities and other bank covenants. The balance of the $4.0 million term loan as of June 30, 2010 was $3.4 million. As of June 30, 2010, there was no balance outstanding on the $2.0 million revolving credit facility.
As of June 30, 20 Astrotech had $5.1 million of Senior Convertible Notes outstanding which mature on October 15, 2010, and pay interest on April 15 and October 15 annually. The $5.1 million of Senior Convertible Notes and the $3.4 million term loan are due within the next fiscal year, and therefore, the classification has changed from long-term debt to current debt.
Contractual Obligations
Leases
The Company is obligated under non-cancelable operating leases for equipment, office space, the land for a payload processing facility and certain flight assets. Future minimum payments under these non-cancelable operating leases are as follows (in thousands):

Payments due by period
		Less than			More than 5
Contractual Obligations	Total	1 year	1-3 years	3-5 years	years
Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	$885	$616	$269	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$885	$616	$269	—	—

Rent expense for the years ended June 30, 2010, and 2009 was approximately $0.9 million and $0.9 million, respectively. For fiscal year 2010, the Company received sublease payments of $0.3 million.

Construction Contract Contingency
In August 2007, we entered into a $14.0 million modification to our existing VAFB construction contract. The modification required us to complete the construction on the redesigned facility by September 30, 2009. The modification contained penalties of up to $3.0 million if we did not meet the contracted completion date. The construction was complete in September 2009 and no penalties were incurred (See Note 12).
State of Texas Funding
In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to serve the security, healthcare and industrial markets (See Note 13). As of June 30, 2010, 1st Detect has received the first of two $0.9 million disbursements. The disbursed amount of $0.9 million represents a contingency through March 2020, the date of cancellation. If an event of default should occur, the principal and accrued interest would be reclassified from equity to notes payable in the consolidated financial statements as amounts due to the State of Texas. Management considers the likelihood of an event of default to be remote.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2010.
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
We have audited the accompanying consolidated balance sheets of Astrotech Corporation and its subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ PMB HELIN DONOVAN LLP
Austin, Texas
August 30, 2010

ASTROTECH CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$8,085	$4,730
Accounts receivable, net	5,676	12,279
Prepaid expenses and other current assets	528	591
Short term note receivable	675	—

Total current assets	14,964	17,600

Property and equipment, net	39,920	40,226
Long term note receivable	—	691
Other assets, net	19	402

Total assets	$54,903	$58,919

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	859	2,965
Accrued liabilities and other	2,083	2,356
Deferred revenue	854	3,594
Senior convertible subordinated notes payable — 5.5%	5,111	—
Term note payable	3,356	267
Other	78	—

Total current liabilities	12,341	9,182

Deferred revenue	350	649
Other liabilities	—	105
Senior convertible subordinated notes payable — 5.5%	—	5,111
Term note payable, net of current portion	—	3,324

Total liabilities	12,691	18,371

Commitments and contingencies (Note 12)	—	—

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 authorized shares, 0 issued and outstanding shares, at June 30, 2010 and 2009	—	—
Common stock, no par value, 75,000,000 and 75,000,000 shares authorized at June 30, 2010 and 2009 respectively, 17,081,543 and 16,754,378 shares issued at June 30, 2010 and 2009, respectively	183,515	183,341
Treasury stock, 311,660 shares at cost	(237)	(237)
Additional paid-in capital	639	1,663
Retained deficit	(143,959)	(144,219)
Noncontrolling interest	2,254	—

Total stockholders’ equity	42,212	40,548

Total liabilities and stockholders’ equity	$54,903	$58,919

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended June 30,
	2010	2009

Revenue	$27,979	$31,985
Costs of revenue	12,858	15,723

Gross profit	15,121	16,262

Operating expenses
Selling, general and administrative	12,170	9,760
Research and development	2,798	2,330

Total operating expenses	14,968	12,090

Income from operations	153	4,172

Gain on bond exchange	—	665
Interest and other expense, net	(459)	(622)

Income (loss) before income taxes	(306)	4,215
Income tax benefit (expense)	(22)	510

Net income (loss)	(328)	4,725
Less: Net loss attributable to noncontrolling interest	(588)	—

Net income attributable to Astrotech Corporation	$260	$4,725

Net income per share, basic	$0.02	$0.29
Weighted average common shares outstanding, basic	16,567	16,365

Net income per share, diluted	$0.01	$0.28
Weighted average common shares outstanding, diluted	18,283	16,904
See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Treasury	Additional		Non-	Total
	Number of		Stock	Paid- In	Accumulated	Controlling	Stockholders’
	Shares	Amount	Amount	Capital	Deficit	Interest	Equity

Balance at June 30, 2008	14,954	$183,306	$(117)	$691	$(148,944)	$—	$34,936
Stock based compensation	—	—	—	972	—	—	972
Treasury stock purchase	(312)	—	(120)	—	—	—	(120)
Exercise of stock options	38	35	—	—	—	—	35
Restricted stock issuance	1,763
Net income (loss)		—	—	—	4,725	—	4,725

Balance at June 30, 2009	16,443	$183,341	$(237)	$1,663	$(144,219)	$—	$40,548
Stock based compensation	—	—	—	862	—	116	978
Exercise of stock options	283	174	—	(60)	—	—	114
Restricted stock issuance	44	—	—	—	—	—	—
Issuance of restricted stock and warrants in subsidiaries	—	—	—	(1,826)		1,826	—
State of Texas Funding						900	900
Net income (loss)	—	—	—	—	260	(588)	(328)

Balance at June 30, 2010	16,770	$183,515	$(237)	$639	$(143,959)	$2,254	$42,212

See the accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended June 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$(328)	$4,725
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	978	338
Depreciation and amortization	2,135	2,209
Gain on note repurchase	—	(665)
Other	—	171
Changes in assets and liabilities:
Restricted cash	—	8,386
Accounts receivable	6,603	(8,407)
Deferred revenue	(3,039)	2,009
Accounts payable	(2,106)	365
Advances for construction contract	—	(4,863)
Other assets and liabilities	194	704

Net cash provided by operating activities	4,437	4,972

Cash flows from investing activities
Purchases of property, equipment and leasehold improvements	(1,829)	(1,427)

Net cash used in investing activities	(1,829)	(1,427)

Cash flows from financing activities
State of Texas Funding	900	—
Proceeds from issuance of common stock	114	17
Senior convertible note repurchase	—	(1,085)
Term loan payment	(267)	(267)
Purchase of treasury stock	—	(120)

Net cash provided by (used in) financing activities	747	(1,455)

Net change in cash and cash equivalents	3,355	2,090

Cash and cash equivalents at beginning of period	4,730	2,640
Cash and cash equivalents at end of period	$8,085	$4,730

Supplemental disclosures of cash flow information
Cash paid for interest	$469	$569
Cash paid for income taxes	$—	$—
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Description of the Company and Operating Environment
Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us” or “our”) is a commercial aerospace company that provides spacecraft payload processing and government services, designs and manufactures space hardware, and develops space technologies for use on Earth.
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
Our Business Units
Astrotech Space Operations (“ASO”) — ASO is the leading commercial supplier of satellite launch processing services in the United States. ASO provides processing support for government and commercial customers for their complex communication, earth observation and deep space satellites. ASO’s spacecraft processing facilities are among the elite in the industry, with more than 150,000 square feet of clean room space that can support the largest, five-meter class satellites. ASO has provided launch processing support for government and commercial customers for nearly a quarter century, successfully processing more than 280 spacecraft.
Spacetech — Our other business unit is an incubator intended to develop space-industry technologies into commercial applications to be sold to consumers and industry. Spacetech has developed three business initiatives to date: 1st Detect Corporation (“1st Detect”), Astrogenetix, Inc. (“Astrogenetix”) and AirWard Corporation (“Airward”). 1st Detect’s business began under a Space Act Agreement with the National Aeronautics and Space Administration (“NASA”) for a chemical detection unit to be used on the International Space Station. 1st Detect engineers have developed a Miniature Chemical Detector, a device based on mass spectrometry, that we believe will fill a niche by being highly accurate, lightweight, battery-powered, durable and inexpensive. Astrogenetix is a biotechnology company created to use the unique environment of space to develop novel therapeutic products. A natural extension of the many years of experience preparing, launching, and operating over 1,500 science payloads in space, Astrogenetix is in the process of developing products from microgravity discoveries. AirWard designed and manufactured shipping containers to transport oxygen bottles and oxygen generators for commercial aircraft. Further investment in Airward was suspended in February, 2010, as the initiative has not yielded the anticipated return for shareholders.
The Company’s significant legal entities include Astrotech Space Operations, Inc., 1st Detect Corporation and Astrogenetix, Inc. Additional discussion on Astrotech’s business can be found in Items 1-7 and Exhibit 21 of this Form 10-K.

Liquidity
As of June 30, 2010, we had cash and cash equivalents of $8.1 million and our working capital was approximately $2.6 million, including $0.5 million of cash in 1st Detect available only to fund development of the Miniature Chemical Detector (see Note 13). As of June 30, 2009, we had cash and cash equivalents of $4.7 million and our working capital was approximately $8.4 million.
In February 2008 (see Note 5), we consummated a financing facility with a commercial bank. This facility provides for a three year $4.0 million term loan, payable in monthly installments of principal and interest and a $2.0 million revolving credit facility. The term loan is secured by the assets of ASO and the revolving credit facility is secured by ASO’s accounts receivable. As of June 30, 2010, we have no outstanding balance under the revolving credit facility.
At June 30, 2010, Astrotech had $5.1 million of Senior Convertible Notes outstanding which mature on October 15, 2010, and pay interest on April 15 and October 15 annually (see Note 5). The $5.1 million of Senior Convertible Notes and the $3.4 million term loan are due within the next fiscal year and therefore the classification has changed from long-term debt to current debt. The Company made principal payments on the term loan of $0.3 million for the year ended June 30, 2010. Interest is paid bi-annually on the Senior Convertible Notes.
The Company’s debt repayments are due as follows (in thousands):

	Balance	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	6/30/2010	2011	2012	2013	2014	2015

Term Note	$3,356	$3,356	$—	$—	$—	$—

Senior Convertible Notes Payable — 5.5%	5,111	5,111	—	—	—	—

	$8,467	$8,467	$—	$—	$—	$—

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
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that directly affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.
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

Revenue Recognition
Revenue is derived primarily from contracts to deliver payload processing support and facilities to the U.S. Government and to commercial customers. Revenues under these contracts are recognized using the methods described below. Given the changing launch schedules of our customers, and the changing requirements of the customers in construction contracts, estimating future costs and revenues is a process requiring a high degree of judgment by our management. (See Risk Factors—Risks Related to Our Business—Our financial results could be adversely affected if the estimates that we use in accounting for contracts are incorrect and need to be changed.) For our satellite payload processing, we base our estimate on historical experience and on assumptions that are believed to be reasonable under the circumstances, including the negotiation of equitable adjustments to our fixed-price contracts due to launch delays. For construction contracts, costs to complete include, when appropriate, material, labor, subcontracting costs, lease costs, commissions, insurance, and depreciation. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period that the change in estimate occurs.
A Summary of Revenue Recognition Methods Follows:

Services/Products Provided	Contract Type	Method of Revenue Recognition
Satellite Payload Processing Support & Facilities	Firm Fixed Price — Mission Specific	Ratably, over the occupancy period of a satellite within the facility from arrival through launch

	Firm Fixed Price — Guaranteed Number of Missions	For multi-year contract payments recognized ratably over the contract period

Facility Construction contracts	Firm Fixed Price	Percentage-of-completion based on costs incurred

Engineering Services	Cost Reimbursable Award/Fixed Fee	Reimbursable costs incurred plus award/fixed fee

Commercial Products	Specific Purchase Order Based	At shipment
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

Net Income Per Share
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share includes all common stock options and other common stock equivalents that potentially may be issued as a result of conversion privileges, including the convertible subordinated notes payable and convertible preferred stock (see Note 10).
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
Property and Equipment
Property and equipment are stated at cost. All furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets, which is generally five years. Our payload processing facilities are depreciated using the straight-line method over their estimated useful lives ranging from 16 to 40 years.
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
Impairment of Long-Lived Assets
We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, notes payable and accrued liabilities. The carrying amounts of these assets and liabilities, in the opinion of Company’s management, approximate their fair value, except for the Senior Convertible Notes Payable (See Note 6).
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
Noncontrolling Interest
Noncontrolling interest accounting is applied for any entities where the Company maintains less than 100% ownership. The Company clearly identifies the noncontrolling interest in the balance sheets and income statements. We also disclose three measures of net income: net income, net income attributable to noncontrolling interest, and net income attributable to Astrotech Corporation. Our operating cash flows in our consolidated statements of cash flows reflect net income, while our basic and diluted earnings per share calculations reflect net income attributable to Astrotech Corporation.
State of Texas Funding
The Company accounts for the State of Texas funding in its majority owned subsidiary 1st Detect as a contribution of capital and has reflected the disbursement in the equity section of the consolidated balance sheet. While the award agreement includes both a common stock purchase right and a note payable to the State of Texas, the economic substance of the transaction is that the State of Texas has purchased shares of 1st Detect in exchange for the granted award.
The common stock purchase right gives the State of Texas the ability to purchase common stock in 1st Detect, at par value per share, at the earlier of: (1) the first Qualifying Financing Event or (2) eighteen months (See Note 13).
There are no cash payments due under the note unless there is an event of default, and the terms that allow for the note to be cancelled after the passage of a set amount of time. The purpose of the note is to provide recourse for the State of Texas if 1st Detect fails to fulfill the purpose of the grant, which is primarily to provide for economic development within the State of Texas. If an event of default should occur, the principal and accrued interest would be reclassified from equity to notes payable in the consolidated financial statements as amounts due to the State of Texas. Management considers the likelihood of an event of default to be remote.

(3) Accounts Receivable
As of June 30, 2010, and 2009, accounts receivable consisted of the following (in thousands):

	2010	2009
U.S. Government contracts:
Billed	$2,123	$6,274
Unbilled	836	4,926

Total U.S. Government contracts	$2,959	$11,200

Commercial contracts:
Billed	$1,926	$254
Unbilled	791	825

Total commercial contracts	$2,717	$1,079

Total accounts receivable	$5,676	$12,279

The Company anticipates collecting all unreserved receivables within one year. Unbilled accounts receivable represents revenue earned in excess of contracted billing milestones.
The accuracy and appropriateness of our direct and indirect costs and expenses under government contracts, and therefore, our accounts receivable recorded pursuant to such contracts, are subject to extensive regulation and audit by the U.S. Defense Contract Audit Agency (“DCAA”) or by other appropriate agencies of the U.S. Government. Such agencies have the right to challenge our cost estimates or allocations with respect to any government contract. Additionally, a substantial portion of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies. In the opinion of management, any adjustments likely to result from inquiries or audits of its contracts would not have a material adverse impact on our financial condition or results of operations.
(4) Property & Equipment
As of June 30, 2010, and 2009, property and equipment consisted of the following (in thousands):

	June 30,
	2010	2009

Flight Assets	$49,210	$49,210
Payload Processing Facilities	44,457	42,652
Furniture, Fixtures, Equipment & Leasehold Improvements	19,611	18,810
Capital Improvements in Progress	108	885

Gross Property and Equipment	113,386	111,557

Accumulated Depreciation	(73,466)	(71,331)

Property and Equipment, net	$39,920	$40,226

Depreciation and amortization expense of property and equipment for the years ended June 30, 2010 and 2009 was $2.1 million and $2.2 million, respectively.
(5) Debt
Revolving Loan Payable
In February 2008, we entered into a financing facility with a bank providing a $4.0 million term loan terminating February 2011 and a $2.0 million revolving credit facility terminating in February 2009. The term loan requires monthly payments of principal, plus interest at the rate of prime plus 1.75%, and the revolving credit facility incurs interest at the rate of prime plus 1.75%. Effective February 2010, we renewed the $2.0 million revolving credit facility for an additional one-year period which included reducing the interest rate to prime plus 0.75%. The bank financing facilities are secured by the assets of ASO and require us to comply with designated covenants. As of June 30, 2010, the balance of the $4.0 million term loan was $3.4 million and there was no balance outstanding on the $2.0 million revolving credit facility. The Company made principal payments on the term loan of $0.3 million for the year ended June 30, 2010. Interest is paid bi-annually on the Senior Convertible Notes.
Convertible Subordinated Notes Payable
As of June 30, 2010 Astrotech had $5.1 million of 5.5% Senior Convertible Notes outstanding which mature on October 15, 2010, and pay interest on April 15 and October 15 annually. Senior Convertible Notes are convertible into 66.67 shares of Astrotech common stock per $1,000 of par.

The $5.1 million of Senior Convertible Notes and the $3.4 million term loan are due within the next fiscal year, and therefore, the classification has changed from long-term debt to current debt.
(6) Fair Value of Financial Instruments
In general, fair values utilizes quoted prices in active (when available) markets for identical assets or liabilities. The following table presents the carrying amounts and estimated fair values of certain of the Company’s financial instruments as of June 30, 2010, and 2009 (in thousands):

	June 30, 2010		June 30, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Term loan payable	$3,356	$3,356	$3,591	$3,591

Senior Convertible Notes Payable — 5.5%	$5,111	$4,808	$5,111	$2,650
The fair value of our long-term debt is estimated based on the current rates offered for similar financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, and accounts payable approximate their fair market value due to the relatively short duration of these instruments.
(7) Business Concentration
A substantial portion of our revenue has been generated under contracts with the U.S. Government. During the years ended June 30, 2010, and 2009, approximately 49% and 65% of our revenues were generated under U.S. Government contracts, respectively. Of the accounts receivable balance as of June 30, 2010, totaling $5.7 million, 52% of the balance is attributed to the U.S. Government.
(8) Common Stock Incentive, Stock Purchase Plans and Other Compensation Plans
As of June 30, 2010, 379,389 shares of Common Stock were reserved for future grants of stock incentive grants under the Company’s three stock incentive plans.
The 1994 Plan (“1994 Plan”)
Under the terms of the 1994 Plan, the number and price of the stock incentive awards granted to employees is determined by the Board of Directors and such grants vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. The total number of shares that are available under this plan is 395,000. As of June 30, 2010 there are no shares available for grant. Based on the Articles of the 1994 stock incentive plan, no awards shall be granted more than ten years after the effective date of the plan unless amended.
The Directors’ Stock Option Plan (“Director’s Plan”)
Options under the Director’s Plan vest after one year and expire seven years from the date of grant. The total number of options that are available under this plan is 50,000. Through June 30, 2010, there are 30,000 options available for grant.
Space Media, Inc. Stock Option Plan
During the year ended June 30, 2000, Space Media, Inc. (“SMI”), a majority-owned subsidiary of the Company, adopted an option plan under which 1,500,000 shares of our Common Stock have been reserved for future grants. The operations of SMI have been discontinued. No options were issued or are outstanding under this plan.
2008 Stock Incentive Plan (“2008 Plan”)
The 2008 Plan was created to promote growth of the Company by aligning the long-term financial success of the Company with the employees, consultants and directors. In the first and second quarters of fiscal 2010, the compensation committee of the Board of Directors granted 1,995,559 and 410,000 restricted shares, respectively, to directors, named executive officers and employees in recognition of the positive fiscal 2009 financial and operating performance. The shares were issued from the 2008 Stock Incentive Plan, vest 33.33% a year over a three year period and expire upon the employee’s termination. As of June 30, 2010, 5,622,267 stock options and restricted shares were granted, 471,656 shares have been cancelled and 349,389 shares are available for future grant.

1st Detect
On January 19, 2010, an independent committee of the Board of Directors of 1st Detect, a subsidiary of the Company, approved a grant of 1,180 restricted stock shares and 1,820 stock purchase warrants to certain officers, directors and employees of 1st Detect. The awards vest 50% a year over a 2 year period. We recognized compensation expense of $0.1 million for restricted stock outstanding in 2010. The Company utilized the Black-Scholes methodology in determining the fair market value of the warrants of $0.3 million, of which $1,600 was recognized in 2010.
Astrogenetix
On January 19, 2010, an independent committee of the Board of Directors of Astrogenetix, a subsidiary of the Company, approved a grant of 1,550 restricted stock shares and 2,050 stock purchase warrants to certain officers, directors and employees of Astrogenetix. The awards vest 50% a year over a 2 year period. We recognized compensation expense of $0.1 million for restricted stock outstanding in 2010. The Company utilized the Black-Scholes methodology in determining the fair market value of the warrants of $0.2 million, of which $1,400 was recognized in 2010.
Stock Option Activity Summary
The Company’s stock options activity for the twelve months ended June 30, 2010 was as follows:

	Shares	Weighted Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2009	1,125	$2.27

Granted	—	—
Exercised	(271)	0.43
Cancelled or expired	(109)	12.54

Outstanding at June 30, 2010	745	$1.45

The aggregate intrinsic value of options exercisable at June 30, 2010 was $0.4 million as the fair value of the Company’s common stock is more than the exercise prices of these options.

		Options
		outstanding			Options
		Weighted-			exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of exercise prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.30 – 0.45	705,741	4.4	0.40	520,741	0.41
$4.40 – 11.50	17,600	3.4	9.07	16,400	8.89
$14.30 – 26.00	14,100	2.6	21.27	14,100	21.27
$34.38 – 48.75	8,200	0.3	41.57	8,200	41.57

$0.30 – 48.75	745,641	4.3	$1.45	559,441	$1.79
Compensation costs recognized related to vested stock option awards during the year ended June 30, 2010, and 2009 was $0.1 million and $0.2 million, respectively. At June 30, 2010, there was $0.1 million of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted-average period of 2.24 years.

Restricted Stock
At June 30, 2010, and 2009, there was $2.3 million and $0.2 million of unrecognized compensation costs related to restricted stock, respectively, which is expected to be recognized over a weighted average period of 2.1 years.
The Company’s restricted stock activity for the twelve months ended June 30, 2010, was as follows:

		Weighted
		Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Non-vested at June 30, 2009	243	$0.52

Granted	2,406	1.27
Vested	(44)	0.50
Cancelled or expired	(269)	1.63

Non-vested at June 30, 2010	2,336	$1.17

Restricted Stock 1st Detect
At June 30, 2010, there was $0.5 million of unrecognized compensation costs related to restricted stock and warrants, which is expected to be recognized over a weighted average period of 1.6 years.
1st Detect restricted stock activity for the twelve months ended June 30, 2010, was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at June 30, 2009	—	$—

Granted	1,180	212.00
Vested	—	—
Cancelled or expired	—	—

Non-vested at June 30, 2010	1,180	$212.00

Restricted Stock Astrogenetix
At June 30, 2010, there was $0.4 million of unrecognized compensation costs related to restricted stock and warrants, which is expected to be recognized over a weighted average period of 1.6 years.
Astrogenetix restricted stock activity for the twelve months ended June 30, 2010, was as follows:
Other Stock Based Incentive Awards

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at June 30, 2009	—	$—

Granted	1,950	167.00
Vested	—	—
Cancelled or expired	(400)	167.00

Non-vested at June 30, 2010	1,550	$167.00

2007 performance shares — We issued 239,900 performance shares in December 2007 out of the 1994 Plan, which vest in February 2011, subject to certain events or upon designation by the Compensation Committee. Termination of employment for any cause is an event of forfeiture. We valued the 2007 performance shares granted at the close of business on the date of grant, and recognize expense and accrue an incentive compensation liability, pro rata over the vesting period. Subsequent to issuance 179,000 shares were forfeited. An expense was incurred in the amount of $0.02 million for the year ended June 30, 2010.
Fair Value of Stock Based Compensation
The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Astrotech		Spacetech
	Year ended June 30,		Year ended June 30,
	2010	2009	2010	2009
Expected Dividend Yield	—%	0%	0%	—%
Expected Volatility	—	1.15	1.43	—
Risk-Free Interest Rates	—%	2.7%	0.9%	—%
Expected Option Life (in years)	—	3.55	2.00	—
Due to differences in option terms and historical exercise patterns among the plans, we have segregated option awards into two homogenous groups for the purpose of determining fair values for its options. Valuation assumptions are determined separately for the two groups, which represent, respectively, the 1994 Stock Incentive Plan and the Director’s Stock Option Plan. No options have been issued during the year ended June 30, 2010, under the 2008 Stock Incentive Plan. The assumptions are as follows:
•
We estimated volatility using our historical share price performance over the last ten years. Management believes the historical estimated volatility is materially indicative of expectations about expected future volatility.

•	We use the simplified method to estimate expected lives for options granted.

•	The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for the expected term of the option.

•	The expected dividend yield is based on our current dividend yield and the best estimate of projected dividend yield for future periods within the expected life of the option.
Cash Based Long Term Incentive Awards
The Compensation Committee of the Board of Directors adopted and implemented a Long-Term Cash Incentive Plan during the second quarter of fiscal year 2008. The Long-Term Cash Incentive Plan pays cash awards to employees upon the successful completion of certain events and passage of time as established by the Compensation Committee. In the year ended June 30, 2008, the Compensation Committee awarded Long-Term Cash Incentive Units valued at $0.3 million to employees. These units vest 50% in August 2010 and 50% in February 2011 and are subject to material risk of forfeiture. For fiscal year 2010, expense recognized for this plan totaled $0.01 million, cash paid to terminated employees was $0.02 million, and the deferred liability was $0.1 million.

Securities Repurchase Program
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
(9) Income Taxes
The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

	Year Ended June 30,
	2010	2009
Current
Federal	$—	$(202)
State and local	22	(308)
Foreign	—	—

	$22	$(510)

Deferred
Federal	—	—
State and local	—	—
Foreign	—	—

	$22	$(510)

A reconciliation of the reported income tax expense to the amount that would result by applying the U.S. Federal statutory rate to the income (loss) before income taxes to the actual amount of income tax expense (benefit) recognized follows (in thousands):

	Year Ended June 30,
	2010	2009

Expected expense (benefit)	$(104)	$1,433
Alternative minimum tax and state tax expense	22	123
Debt exchange	—	(210)
Adjustment from prior year tax filings	—	(633)
Change in valuation allowance	(186)	(1,482)
Stock compensation	207	126
Other permanent items	83	133

Total	$22	$(510)

The Company’s deferred tax assets as of June 30, 2010 and 2009 consist of the following (in thousands):

Deferred tax assets:
Net operating loss carryforwards	$12,410	$12,500
Alternative minimum tax credit carryforwards	689	687
Accrued expenses and other timing	85	113

Total gross deferred tax assets	$13,184	$13,300
Less — valuation allowance	(12,789)	(12,975)

Net deferred tax assets	$395	$325

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(395)	(325)

Total gross deferred tax liabilities	$(395)	$(325)

Net deferred tax assets (liabilities)	$—	$—

The valuation allowance decreased by approximately $0.2 million for the year ended June 30, 2010. The valuation allowance decreased by approximately $1.5 million for the year ended June 30, 2009.
At June 30, 2010, the Company had accumulated net operating loss carryforwards of approximately $36.5 million for Federal income tax purposes ($12.4 million, tax effected) that are available to offset future regular taxable income. These net operating loss carryforwards expire between the years 2021 and 2026. Utilization of these net operating losses is limited due to the changes in stock ownership of the Company associated with the October 2007 Exchange Offer; as such, the benefit from these losses may not be realized.
The Company has $0.7 million of alternative minimum tax credit carryforwards available to offset future regular tax liabilities.
In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be utilized to offset future tax liabilities. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2010, the Company provided a full valuation allowance of approximately $12.8 million against its net deferred tax assets.

(10) Net Income Per Share
Basic net income per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method and the if-converted method. Dilutive potential common shares include outstanding stock options, convertible debt, and shared-based awards. Reconciliation and the components of basic and diluted net income per share are as follows (in thousands):

	Year Ended June 30,
	2010	2009

Numerator:
Net income basic	$260	$4,725
Dilutive share based payments	—	21

Net income diluted	$260	$4,746

Denominator:
Denominator for basic net income per share — weighted average common stock outstanding	16,567	16,365
Dilutive common stock equivalents — common stock options and share-based awards	1,716	539
Denominator for diluted net income per share weighted average common stock outstanding and dilutive common stock equivalents	18,283	16,904

Basic net income per share	$0.02	$0.29

Diluted net income per share	$0.01	$0.28

The Senior Convertible Subordinated Notes Payable outstanding as of June 30, 2010, and June 30, 2009, which are convertible into 341,000 and 458,000 shares of common stock, respectively, at $15.00 per share, have not been included in the computation of diluted net income per share for the twelve months ended June 30, 2010, and June 30, 2009, as the impact to net income per share is anti-dilutive.
Options to purchase 39,900 shares of common stock at exercise prices ranging from $4.40 to $48.75 per share outstanding for the twelve months ended June 30, 2010, were not included in diluted net income per share, as the impact to net income per share is anti-dilutive. Options to purchase 467,000 shares of common stock at exercise prices ranging from $0.30 to $51.25 per share outstanding for the twelve months ended June 30, 2009, respectively, were not included in diluted net income per share, as the impact to net income per share is anti-dilutive.
(11) Employee Benefit Plans
We have a defined contribution retirement plan, which covers substantially all employees and officers. For the years ended June 30, 2010 and 2009, we have contributed the required match of $0.3 million and $0.3 million, respectively, to the plan. We have the right, but not an obligation, to make additional contributions to the plan in future years at the discretion of the Company’s Board of Directors. We have not made any additional contributions for the years ended June 30, 2010 and 2009.

(12) Commitments and Contingencies
Leases
The Company is obligated under noncancelable operating leases for equipment, office space, storage space, and the land for a payload processing facility, and certain flight assets. Future minimum payments under these noncancelable operating leases are as follows (in thousands).

Operating
Year ending June 30,	Leases

2011	616
2012	256
2013	13
2014	—
2015	—
2016 and thereafter	—

Subtotal	$885

Rent expense for the years ended June 30, 2010 and 2009 was approximately $0.9 million and $0.9 million, respectively. For fiscal year 2010, the Company received sublease payments of $0.3 million.
Construction Contract Contingency
In August 2007 we entered into a $14.0 million modification to our existing VAFB construction contract. The modification required us to complete the construction on the facility by September 30, 2009. The modification contained penalties of up to $3.0 million if we did not meet the contracted completion date. The construction was complete in September 2009 and the Company did not incur a penalty.
State of Texas Funding
In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to serve the security, healthcare and industrial markets. (See Note 13). As of June 30, 2010, 1st Detect has received the first of two $0.9 million disbursements. The disbursed amount of $0.9 million represents a contingency through March 2020, the date of cancellation. If an event of default should occur, the principal and accrued interest would be reclassified from equity to notes payable in the consolidated financial statements as amounts due to the State of Texas. Management considers the likelihood of an event of default to be remote.
Employment Contracts
The Company has entered into employment contracts with certain of its key executives. Generally, certain amounts may become payable in the event the Company terminates the executives’ employment (See Part III, Item 11).
(13) State of Texas Funding
In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to serve the security, healthcare and industrial markets. In exchange for the award, 1st Detect granted a common stock purchase right and a note payable to the State of Texas. As of June 30, 2010, 1st Detect has received the first of two $0.9 million disbursements. The proceeds from the award can only be used to fund development of the Miniature Chemical Detector at 1st Detect, not for repaying existing debt or for use in other Company subsidiaries.
The common stock purchase right is exercisable at the first “Qualifying Financing Event”, which is essentially a change in control or third party equity investment in 1st Detect. The number of shares available to the State of Texas, at the price of par value, is calculated as the total disbursements (numerator) divided by the stock price established in the Qualifying Financing Event (denominator). If the first Qualifying Financing Event does not occur within eighteen months of the agreement effective date, the number of shares available for purchase will equal the total disbursements (numerator) divided by $100 (denominator).

The note equals the disbursements to 1st Detect to date, accrues interest at 8% per year and cancels automatically at the earlier of (1) selling substantially all of the assets of 1st Detect, (2) selling more than 50% of common stock of 1st Detect or (3) in March 2020. No payments of interest or principal are due on the note unless there is a default, which would occur if 1st Detect moves its operations or headquarters outside of Texas at any time before March 2020. 1st Detect has the option to pay back the principal plus accrued interest by September 30, 2011, but repayment does not cancel the State of Texas’ common stock purchase right.
Management considers the likelihood of voluntarily repaying the note or of a default event as remote. As such, the first $0.9 million installment was accounted for as a contribution to equity in the period ended June 30, 2010.
(14) Segment Information
Selected financial data for the year ended June 30, 2010 and 2009 of the Company’s segments is as follows (in thousands):
Year ended June 30, 2010:

		Income (loss)	Net Fixed	Depreciation &	Total
	Revenue	before income taxes	Assets	Amortization	Assets
ASO	$27,979	$6,332	$39,670	$2,025	$48,670
Spacetech	—	(6,638)	250	110	6,233

Total	$27,979	$(306)	$39,920	$2,135	$54,903

Year ended June 30, 2009:

		Income (loss)	Net Fixed	Depreciation &	Total
	Revenue	before income taxes	Assets	Amortization	Assets
ASO	$31,856	$7,345	$40,051	$2,073	$52,595
Spacetech	129	(3,130)	175	136	6,324

Total	$31,985	$4,215	$40,226	$2,209	$58,919

(15) Strategic Financial and Business Alternatives
In September 2009, the Company announced that the Board of Directors had engaged investment banking firm Lazard Ltd. to advise the Company in exploring strategic financial and business alternatives to enhance shareholder value. In July 2010, the Company announced that it had concluded its engagement with Lazard Middle Market following a review of strategic alternatives by its Board of Directors.
(16) Board of Director Resignation
On June 18, 2010, General (Ret.) Lance W. Lord resigned from the Board of Directors of Astrotech and as the Chief Executive Officer of Astrotech Space Operations. The vacancy on the Board of Directors created by General Lord’s resignation is not expected to be filled until the next annual meeting. The role of Chief Executive Officer, Astrotech Space Operations, will remain open pending a review of internal and external candidates.

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
(17) Related Party Transactions
The Company engaged in certain transactions with directors, executive officers, shareholders, and certain former officers during fiscal years 2010 and 2009. Following is a description of these transactions:
Senior Convertible Note Repurchase
In October 2008, the Company purchased $1.8 million principal amount of its outstanding 5.5% Senior Convertible Notes. At the time, company Director Mr. R. Scott Nieboer was a beneficial owner of the repurchased securities. The Company paid $1.1 million for these securities and has recognized a gain of $0.7 million on the transaction in fiscal year 2009.
Directors Compensation
Our independent directors are paid an annual cash retainer fee upon their appointment or annual re-election to the Board of Directors and are granted annual equity based compensation grants. We amortize the expense of these annual awards over the period between annual meetings of shareholders. Meeting fees, expenses, and other costs are expensed as incurred. The director fees expensed in 2010 and 2009 were $0.2 million and $0.3 million, respectively.
James D. Royston
Effective December 2008, the Company entered into a seven month auto-renewable lease agreement with Mr. Royston for a house located in Melbourne Florida to be used by employees of the Company while conducting business on behalf of the Company. The lease provides for monthly rental payments of $2,900 plus utilities and consumables to be paid by the Company. The lease was terminated by the Company as of March 2010.
(18) Adverse Event
On January 30, 2007, Sea Launch experienced a launch failure resulting in the loss of a satellite and damage to the floating launch platform. A full inspection, evaluation, and repair of the damage occurred and Sea Launch returned to operations in October 2007. We were paid under our contract with Sea Launch upon launch of each mission; therefore, revenues were delayed until the resumption of normal operations. As a result of the launch failure, the Company lost revenue on at least three launch missions either through cancellation or schedule delay. We submitted a claim under our business interruption insurance for $750,000, the limit of our policy.
After negotiation with our Insurance Company, Affiliated FM, we received a letter in February 2009 denying coverage. In June 2009, Sea Launch filed for Chapter 11 bankruptcy protection. We see no further method of recourse and now consider the matter closed.
(19) NASDAQ Listing Qualifications
On April 7, 2008, we received a NASDAQ Staff Determination letter indicating that we failed to comply with NASDAQ Marketplace Rule 4310(c)(4), which requires that we maintain a $1.00 bid price, and our securities were, therefore, subject to delisting from The NASDAQ Capital Market.
In June 2009, we received a letter from the NASDAQ Listing Qualifications Staff indicating that we regained compliance with the bid price rule. As of June 30, 2010, we are in compliance with all continued listing standards.
(20) Subsequent Events
In July 2010, the Company announced that it has concluded its engagement with Lazard Middle Market following a review of strategic alternatives by its Board of Directors (See Note 15). As a result, the Company realigned its corporate structure in order to optimize operational efficiencies.

The Company’s corporate realignment included the termination of James Royston, President of Astrotech Corporation, allowing for a greater focus on the satellite payload processing of its ASO business unit. The Company has no immediate plans to fill the vacancy created by Mr. Royston’s termination.
The Company and ARES have resolved certain issues relative to the early termination of the subcontract in May 2008, including, but not limited to, a receivable from ARES under this contract totaling $1.4 million. The Company wrote off $0.1 million of unbilled receivables in connection with this agreement in the period ended June 30, 2010. In July 2010, the Company received $1.2 million from ARES. The remaining $0.2 million balance is expected to be paid upon completion of the 2005 through 2008 governmental audits by the DCAA.
(21) Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) No. 805, Business Combinations (“ASC 805”), previously referred to as Statement of Financial Accounting Standard (“SFAS”) 141 (revised 2007), Business Combinations. ASC 805 will significantly change current practices regarding business combinations. Among the more significant changes, ASC 805 expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted the provisions of ASC 805 in the first quarter of 2010 and its adoption did not have a material effect on its consolidated financial statements.
In June 2009, the FASB issued ASC No. 105, Generally Accepted Accounting Principles (“GAAP”) (“ASC 105” or “FASB Codification”), previously referred to as SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No 162 (“SFAS 168”). The effective date for use of the FASB Codification is for interim and annual periods ending after September 15, 2009. Companies should account for the adoption of the guidance on a prospective basis. The Company adopted the FASB Codification in the first quarter of 2010 and its adoption did not have an effect on its consolidated financial statements.
In June 2009, the FASB issued ASC No. 810, Consolidation, previously referred to as SFAS 167, Amendments to FASB Interpretation No. 46(R), which significantly changes the consolidation model for variable interest entities. ASC No. 810 requires companies to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly affect the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The standard shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect that the adoption of ASC No. 810 will have a material effect on its consolidated financial position or results of operations.
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). Reporting entities will have to provide information about movements of assets among Levels 1 and 2; and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy established by SFAS No. 157, Fair Value Measurements (ASC 820). The ASU 2010-06 also clarifies the existing guidance to require fair value measurement disclosures for each class of assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements and after December 15, 2010 for Level 3 disclosure requirements. The Company adopted ASU No. 2010-06 in the third quarter of 2010 and it did not have a material effect on its consolidated financial statements.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None to report for the year ended June 30, 2010.

Item 9A. Controls and Procedures.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report, and, based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010, based on the frame work in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2010.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered accounting firm pursuant to §989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts the Company from the requirement that it include an attestation report of the Company’s registered public accounting firm regarding internal control over our management’s assessment of internal controls over financial reporting.
Item 9B. Other Information.
None to report for the period ended June 30, 2010.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
A Board of six directors was elected at the 2009 Annual Meeting. The Company’s Articles of Incorporation authorize the Board of Directors (“Board”) to determine the number of its members. A director who is appointed by the existing Board of Directors, due to a vacant position or the need for an additional director, will serve until the next Annual Meeting of Shareholders or until a successor is duly elected and qualified.
The following table shows information as of June 30, 2010, regarding members of the Company’s Board of Directors:

		Age as of	Director
Current Directors **	Principal Occupation	June 30, 2010	Since

Thomas B. Pickens, III	Chairman and Chief Executive Officer of Astrotech Corporation	53	2004

Mark Adams*	Founder, President and CEO, Advocate MD Financial Group, Inc.	48	2007

John A. Oliva*	Managing Principal, Capital City Advisors, Inc.	54	2008

William F. Readdy*	Founder, Discovery Partners, International LLC	58	2008

Sha-Chelle Devlin Manning*	Managing Director, Nanoholdings LLC	42	2009

*	Indicates an “independent director”

**	Lance W. Lord served as a member of the Board of Directors during the time from the 2009 Annual Meeting through his resignation on June 18, 2010.
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
John A. Oliva
John A. Oliva has 30 years of experience in the private equity, investment banking, capital markets, branch management, and asset management sectors. Since 2002, Mr. Oliva has been the Managing Principal of Southeastern Capital Partners BD Inc., a FINRA registered broker/dealer and independent investment banking and advisory firm. Since 2002, Southeast Capital Partners has provided financial advisory services, including mergers/acquisitions, underwriting and raising expansion capital to select mid-tier companies. In addition, Mr. Oliva is the Managing Partner of Capital City Advisors Inc., which provides private merchant banking services to clients in Europe and Asia.
Mr. Oliva has eight FINRA licenses including the Managing Principal and Financial Principal licenses. Prior to joining Southeastern Capital Partners, he worked for Morgan Stanley & Co and served as an advisor to their Private Wealth Management group, developing, reviewing and implementing solutions for investment banking clients, he was also a group manager at Morgan Stanley. Mr. Oliva has been nationally recognized for achievements while at Morgan Stanley & Co. and Shearson/Lehman Brothers in the asset management and investment banking sector. He performed similar key roles at Interstate/Johnson Lane and The Robinson Humphrey Company. Mr. Oliva has also worked on the floor of the New York Stock Exchange.
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

Sha-Chelle Manning
Since September 1, 2008, Sha-Chelle Manning has been Managing Director of Nanoholdings LLC, a company that commercializes scientific breakthroughs in nanotechnology that solve energy efficiency challenges with some of the world’s best scientists and universities. From January 2007 to December 31, 2008, Ms. Manning was Vice-President at Authentix, a Carlyle company, that is the leader in authentication solutions for Fortune 500 companies and governments around the world for brand protection, excise tax recovery, and nano-scaled enabled authentication of security documents and pharmaceutical drugs. From September 2005 to April 2007, Ms. Manning was a consultant to the Office of the Governor of Texas, Rick Perry, where she led the development of various strategic initiatives including the Texas Nanotechnology Initiative. Prior to these assignments, Ms. Manning was Director of Alliances at Zyvex Corporation from August 2002 to September 2005, where she was responsible for the commercialization of nanotechnology products (consumer, energy, and defense) introduced and sold into the marketplace in partnership with key government agencies and industry. Ms. Manning also served as a Vice President for Winstar Communications (acquired by IDT) where she commercialized and brought to market broadband wireless technologies and web-enabled platforms. Several of her projects were launched by the White House including “the Virtual Wall” (www.vvmf.org), honoring the 58,195 Vietnam Veterans who made the ultimate sacrifice for their country.
Ms. Manning continues and or has provided strategic consulting for some of the following organizations: Lockheed Martin (Office of the CTO), Texas A&M University System (Vice-Chancellor for Research); HRL Laboratories (Office of the CEO); KERA-PBS, Zyvex Labs (atomically precise manufacturing to enable quantum devices and computing), and Nano-Retina (a nano-enabled artificial retina to restore vision).
Ms. Manning serves on the advisory boards of the non-profit organizations; Soul Arts and Music Foundation, and the Clean Technology and Sustainable Industries. Ms. Manning has served as one of the NSTI (Nanotechnology Society Technical Industry) Conference Chairs both in 2008 and 2010. Ms. Manning received a MBA in Telecommunications from the University of Dallas.
Executive Officers and Key Employees of the Company who are Not Directors
Set forth below is a summary of the background and business experience of the executive officers of the Company who are not nominees of the Board of Directors:

			With
		Age as of	Company
Name	Position(s)	June 30, 2010	Since

John M. Porter	Senior Vice President, Chief Financial Officer, Treasurer and Secretary	38	2008

Don M. White Jr.	Senior Vice President, GM of Astrotech Space Operations	47	2005

James Royston served as President until his termination from Astrotech Corporation in July 2010.
The executive officers and key employees named below will serve in such capacities until the next annual meeting of the Company’s Board of Directors, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification, or removal from office.
John M. Porter
Mr. Porter joined Astrotech in October 2008 and serves as the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Secretary. He is responsible for overall strategic planning, corporate development and finance. His primary areas of focus is utilizing financial management to support the core spacecraft payload processing business while efficiently advancing the Company’s biotechnology initiatives in microgravity processing and commercializing advanced technologies that have been developed in and around the space industry.
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
Don M. White Jr.
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
Prior to joining the Astrotech team, Mr. White’s 21 years of Aerospace experience included employment at Lockheed Martin as their Payloads/Ordnance Chief Engineer. He was then promoted to Mission Support Manager, leading various aspects of the Atlas V Development Program. Mr. White’s extensive aerospace experience also includes providing leadership to the Titan and Shuttle External Tank programs while at Martin Marietta Corporation.
Mr. White has a Master of Business Administration from the Florida Institute of Technology and a Bachelor of Science in Industrial technology from the University of West Florida.
Operations of the Board of Directors
Board Member Attendance at Annual Meeting of Stockholders
The Company strongly encourages each member of the Board of Directors to attend each annual meeting of stockholders. Accordingly, we expect most, if not all, of the Company’s directors to be in attendance at the meeting. All of our directors attended the 2009 annual meeting of stockholders.
Meetings and Committees of the Board of Directors
The Board of Directors and its committees meet periodically during the year as deemed appropriate. During 2010, the Board of Directors met eight times. No director attended fewer than 75% of all the 2010 meetings of the Board of Directors and its committees on which each such director served.
Director Nomination Process
Astrotech’s Director nominees are approved by the Board after considering the recommendation of the Corporate Governance and Nominating Committee.
A Board of five Directors is expected to be elected at the Annual Meeting. The Company’s Articles of Incorporation provide that, with respect to any vacancies or newly created directorships, the Board will nominate such individuals as may be specified by a majority vote of the then sitting directors.
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
Committees of the Board of Directors
During fiscal year 2010, the Board of Directors had three standing committees: an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. Each such committee currently consists of three persons and each member of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committees is required, at the minimum, to meet the “independence” requirements of the Nasdaq Capital Market’s Marketplace Rules. The Governance and Nominating Committee, the Audit Committee and the Compensation Committee have adopted a charter that governs its authority, responsibilities and operation. The Company periodically reviews, both internally and with the Board, the provisions of the Sarbanes-Oxley Act of 2002, and the rules of the SEC and NASDAQ regarding corporate governance policies, processes and listing standards. In conformity with the requirement of such rules and listing standards, we have adopted a written Audit Committee Charter, a Compensation Committee Charter, and a Corporate Governance and Nominating Committee Charter, which may be found on the Company’s web site at www.astrotechcorp.com under “For Investors” or by writing to Astrotech Corporation, 401 Congress Avenue, Suite 1650, Austin, Texas 78701, Attention “Investor Relations” and requesting copies.
The Board of Directors has determined each of the following directors to be an “independent director” as such term is defined by Rule 5605(a)(2) of the NASDAQ Marketplace Rules: Mark Adams; John A. Oliva; Sha-Chelle Manning and William F. Readdy.
The Corporate Governance and Nominating Committee
The Corporate Governance and Nominating Committee was created by the Board of Directors in February 2004. The Corporate Governance and Nominating Committee’s charter was adopted by the Committee and approved by the Board in May 2004. The charter is available in the “For Investors” section of the Company’s web site at www.astrotechcorp.com. The primary purpose of the Corporate Governance and Nominating Committee is to provide oversight on the broad range of issues surrounding the composition and operation of the Board of Directors, including identifying individuals qualified to become Board members and recommending to the Board director nominees for the next Annual Meeting of Shareholders. As of the end of fiscal year 2010 the Corporate Governance and Nominating Committee consisted of Mr. Adams (Chairman), Ms. Manning and Mr. Oliva. During fiscal year 2010, the Corporate Governance and Nominating Committee met once.

The Audit Committee
The Audit Committee is composed solely of independent directors that meet the requirements of NASDAQ and SEC rules and operates under a written charter adopted by the Audit Committee and approved by the Board of Directors in May 2004. The charter is available on the Company’s web site which is www.astrotechcorp.com. The Audit Committee is responsible for appointing and compensating a firm of independent registered public accountants to audit the Company’s financial statements, as well as oversight of the performance and review of the scope of the audit performed by the Company’s independent registered public accountants. The Audit Committee also reviews audit plans and procedures, changes in accounting policies, and the use of the independent registered public accountants for non-audit services. As of the end of fiscal year 2010, the Audit Committee consisted of Mr. Oliva (Chairman), Mr. Adams, and Ms. Manning. During fiscal year 2010, the Audit Committee met five times. The Board of Directors has determined that John A. Oliva met the qualification guidelines as an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.
Mr. Nieboer resigned as Director on September 30, 2009. Subsequently, Ms. Manning was appointed to the Audit Committee in October 2009.
The Compensation Committee
The Compensation Committee is composed solely of independent directors that meet the requirements of NASDAQ and SEC rules and operates under a written charter adopted by the Compensation Committee and approved by the Board of Directors in May 2004, and amended in May 2005. The charter is available on the Company’s web site at www.astrotechcorp.com. The Compensation Committee is responsible for determining the compensation and benefits of all executive officers of the Company and establishing general policies relating to compensation and benefits of employees of the Company. The Compensation Committee also administers the Company’s 2008 Stock Incentive Plan, the 1994 Stock Incentive Plan, the 1995 Directors’ Stock Option Plan, and the Employee Stock Purchase Plan in accordance with the terms and conditions set forth in those plans. As of the end of fiscal year 2010, the Compensation Committee consisted of Mr. Adams (Chairman), Mr. Readdy, and Mr. Oliva. During fiscal year 2010, the Compensation Committee met three times.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who beneficially own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership with the SEC. Such directors, executive officers, and greater than 10% Shareholders are required by SEC regulation to furnish to the Company copies of all Section 16(a) forms they file. Due dates for the reports are specified by those laws, and the Company is required to disclose in this document any failure in the past fiscal year to file by the required dates. Based solely on written representations of the Company’s directors, executive officers and 10% Shareholders and on copies of the reports that they have filed with the SEC, it is the Company’s belief that all of Astrotech’s directors, executive officers and 10% Shareholders complied with all filing requirements applicable to them with respect to transactions in the Company’s equity securities during fiscal year 2010.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
Overview
Astrotech provides a range of products and services that focus on utilizing space for the needs of government and commercial applications. Our core business operates spacecraft pre-launch facilities and provides supporting services at three domestic launch sites. We develop and operate space flight hardware assets, provide manned and unmanned payload processing services, and develop commercial product using space-based technology. In anticipation of the planned 2011 space shuttle retirement, we began developing new products and services within our strategic focus on the commercial exploitations of space.

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
For a more complete discussion of the responsibilities of the Compensation Committee, see the Operations of the Board of Directors — The Compensation Committee, and the charter for the Compensation Committee, posted on our web site at www.astrotechcorp.com.
The Compensation Program
The key components of our current compensation program for Astrotech executive officers are:
•	Base salary;
•	Short-term cash incentives;
•	Long-term performance-based and other equity awards; and
•	Other benefits.
To remain competitive, the Compensation Committee periodically benchmarks our executive compensation program to determine how actual compensation targets and levels compare to our overall philosophy and target markets. The primary focus of the benchmarking process is on public companies in the aerospace, defense and government contractor industries of similar or otherwise comparable size and complexity. This benchmarking considers information from proxy data for the peer group’s CEO and NEOs and was last presented to the Compensation Committee in July 2010.
Other Considerations in Determining Executive Compensation
We believe that our executive compensation properly incentivizes our senior management to focus on the overall goals of the Company. Each element of our Executive Compensation Program is structured towards specific objectives. If a unique situation occurs where incentive goal adjustment or stock option repricing are considered, the Compensation Committee will perform a review of the individual facts and circumstances before taking any action.

Role of the Compensation Committee and CEO in Determining Executive Compensation
Mr. Pickens is not a member of the Compensation Committee. He did not attend the Compensation Committee meetings in August 2009 or July 2010, which discussed NEO and all other employee compensation.
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
For fiscal year 2010, the Compensation Committee approved a Bonus Plan encompassing three equally weighted “Bonus Elements,” each based upon specific objectives set by the Compensation Committee at the beginning of the fiscal year. The sum of the Payout Percentage for each of the Bonus Elements, then is applied to the award levels for each employee to determine the Bonus Award. For fiscal year 2010, the Compensation Committee had established the following three Bonus Elements:
•
Individual Performance — A Payout Percentage of up to 33% of the individual’s total bonus is based upon the officer or employee’s performance of his job responsibilities and achievement of individual goals as determined through the annual performance review process.

•
Business Unit Performance — A Payout Percentage of up to 33% of the individual’s total bonus is to be awarded based upon the financial performance of the officer or employee’s business unit based upon net income, relative to the approved budget for the fiscal year.

•
Corporate Performance — A Payout Percentage of up to 33% of the individual’s total bonus is to be awarded based upon the financial performance of the Company, as measured by comparing the approved budget of revenue, net income and backlog to actual results for the fiscal year.

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
Long-term Non-cash Incentive Awards
Our long-term incentive awards are used to link Company performance and increases in shareholder value to the total compensation of our NEOs. These awards are also key components of our ability to attract and retain our NEOs. The annualized value of the awards to our NEOs is intended to be a significant component of the overall compensation package. On average, and assuming performance is on target, these awards are targeted to represent up to 40% of the total compensation package, consistent with our emphasis on linking executive pay to shareholder value.
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

Stock awards, restricted stock grants and stock option awards were made to our NEOs in August 2009 and November 2009, in the amounts set forth in the table labeled Fiscal Year 2010 Grants of Plan-Based Awards.
Benefits
Our benefit programs are established based upon an assessment of competitive market factors and a determination of what is needed to attract and retain high caliber executives and other employees. Astrotech’s primary benefits for executives include participation in the Company’s broad-based plans: the 401(k) Plan, the Company’s health, dental and vision plans and term life and disability insurance plans. The Company also provides certain executives, including some NEOs, with supplemental disability insurance. This plan offers additional income protection to Senior Vice Presidents and above and is provided to supplement the monthly benefit amounts that are capped in the general disability policy. The Company provides 1.5 times of each NEOs annual base salary to a maximum of $300,000 in term life insurance and pays the premium for such insurance. The fair value of premiums paid in excess of IRS limitations are included as other income reported for the NEO.
Indemnification Agreements
The Company has entered into indemnification agreements with each of its NEOs. The agreements provide that the Company shall indemnify and hold harmless each indemnitee from liabilities incurred as a result of such indemnitee’s status as an officer or employee of the Company, subject to certain limitations.
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
As of June 30, 2010, Mr. Pickens, Mr. Royston and Mr. White were the executives with existing employment contracts. In July 2010, Mr. Royston was terminated from Astrotech. The agreements provide for severance payments and benefits if termination occurs without “cause” or if the executive leaves for “good reason.” There is also additional compensation provided in circumstances following such termination after a “change in control.” Additional information regarding the severance and change in control payments, including a definition of key terms and a quantification of benefits that would have been received by our NEOs at termination is found under Potential Payments upon Termination or Change in Control, which follows.
Stock Ownership Guidelines
The Company has not established stock ownership guidelines.
Tax Deductibility Policy
The Compensation Committee considers the deductibility of compensation for federal income tax purposes in the design of the Company’s compensation programs. We believe that all of the incentive compensation paid to our NEOs for fiscal year 2010 qualifies as “performance-based compensation” and thus, is fully deductible by the Company for federal income tax purposes. While we generally seek to ensure the deductibility of the incentive compensation paid to our NEOs, the Compensation Committee intends to retain the flexibility necessary to provide cash and equity compensation in line with competitive practice, our compensation philosophy, and the best interest of our Shareholders even if these amounts are not fully tax deductible. The employment agreements between the Company and its NEOs provide for interpretation, operation and administration consistent with the intent of Section 409A of the Internal Revenue Code, to the extent applicable.
Compensation Committee Interlocks and Insider Participation
The Company’s Compensation Committee consists of Mr. Adams (Chairman), Mr. Readdy and Mr. Oliva. Mr. Adams is Chairman, President and Chief Executive Officer of Advocate MD. Mr. Pickens previously served on the Board of Directors of Advocate MD until his resignation in November 2009.
Compensation Committee Report
Astrotech’s Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis required by item 402(b) of Regulation S-K and, based on such review and discussion, has recommended to the Board of Directors that such Compensation Discussion and Analysis be included in Form 10-K for fiscal year ended June 30, 2010.
Mark Adams
John A. Oliva
William F. Readdy

August 26, 2010

Executive Compensation
The Summary Compensation Table provides compensation information about Astrotech’s principal executive officer, principal financial officer and the other most highly compensated executive officers.
Summary Compensation Table

						Spacetech
Name and				Stock	Option	Incentive	All Other
Principal			Bonus	Awards	Awards	Awards	Compensation
Position	Year	Salary ($)	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	Total ($)

Thomas B. Pickens, III;	2010	380,000	57,000	—	—	361,782	24,091	822,873
Chief Executive Officer	2009	360,000	200,000	847,500	—	—	11,974	1,419,474

John M. Porter (6);	2010	250,000	37,500	—	—	227,704	11,900	527,104
Chief Finance Officer	2009	142,500	100,000	339,000	30,040	—	7,378	618,918

Don M. White(7);	2010	200,470	91,000	—	—	—	10,703	302,173
Sr. VP, GM of Astrotech Space Operations	2009	184,765	92,383	84,750	14,160	—	9,879	385,937

James D. Royston(8);	2010	210,000	150,000	185,000	—	50,100	8,958	604,058
President	2009	210,000	—	—	—	—	813	210,813

Lance W. Lord(9);	2010	240,000	75,000	370,000	—	—	24,072	709,072
Former Chief Executive Officer, Astrotech Space Operations	2009	225,000	—	—	—	—	703	225,703

Brian K. Harrington;	2010	—	—	—	—	—	—	—
Former Chief Financial Officer	2009	207,692	—	—	—	—	85,556	293,248

(1)	See narrative on Short-term Cash Incentives: Bonus was awarded in August 2010, for performance in fiscal year 2010, except for Mr. Royston and Mr. Lord who received payment in November 2009.

(2)
See narrative on Long-term Incentive Non-cash Awards: Includes restricted stock granted on August 19, 2009 of 750,000 shares to Mr. Pickens, 300,000 shares to Mr. Porter and 75,000 shares to Mr. White. On November 13, 2009, Mr. Royston received 100,000 shares of restricted stock and Mr. Lord received 200,000 shares of restricted stock.

(3)	Option awards are valued using a Black-Scholes option pricing model at the grant date.

(4)
Consists of grants of restricted stock and warrants for Astrogenetix and 1st Detect. On January 19, 2010, Mr. Pickens received 500 shares of restricted stock and 1,000 warrants in Astrogenetix, Mr. Porter received 400 shares of restricted stock and 800 warrants in Astrogenetix and Mr. Royston received 300 shares of restricted stock in Astrogenetix. On January 19, 2010, Mr. Pickens received 300 shares of restricted stock and 680 warrants in 1st Detect and Mr. Porter received 200 shares of restricted stock and 180 warrants in 1st Detect.

(5)	See Schedule of All Other Compensation that follows for further detail.

(6)	Mr. Porter began employment with Astrotech in October 2008. His annual salary was $195,000 in fiscal 2009.

(7)
In addition to his fiscal year 2010 performance bonus of $75,000, Mr. White was awarded a bonus of $16,000 in February 2010 in recognition of his efforts which resulted in the timely completion of ASO’s new 5-meter processing facility at VAFB.

(8)	Mr. Royston was terminated on July 13, 2010.

(9)
Mr. Lord was appointed Chief Executive Officer of Astrotech Space Operations in June 2008. Prior to that time, Mr. Lord was a member of the Board of Directors. Mr. Lord resigned from Astrotech Corporation effective June 18, 2010.

Schedule of All Other Compensation for Fiscal Year 2010

	401(K) Plan
	Company	Supplemental
	Matching	Disability Insurance
Named Executive	Contributions	Premium		Total
Officer	($)	($)	Other Benefits ($)	($)

Thomas B. Pickens, III(1)	9,952	1,578	12,561	24,091

John M. Porter	10,894	1,006	—	11,900

Don M. White	9,903	800	—	10,703

James D. Royston(2)	8,077	881	—	8,958

Lance W. Lord(3)	—	995	23,077	24,072

(1)	Mr. Pickens employement contract includes a car allowance of $1,000 per month. Astrotech paid $561 for a healthclub membership for Mr. Pickens during fiscal 2010.

(2)	Mr. Royston was terminated on July 13, 2010.

(3)	Mr. Lord resigned as Chief Executive Officer of Astrotech Space Operations in June 2010. Included in Other Benefits is accrued vacation paid upon his resignation.

Fiscal Year 2010 Grants of Plan-Based Awards
The following table shows additional information regarding: (i) the target and presumed maximum level of annual cash incentive awards for the Company’s executive officers for performance during fiscal year 2011, as established by the Compensation Committee under the Company’s Key Employee Incentive Bonus Plan; and (ii) Spacetech equity awards granted in January 2010 that were awarded to help retain the NEOs and focus their attention on building Shareholder value. The actual amount of the annual cash incentive award received by each NEO for performance during fiscal year 2010 is shown in the Fiscal Year 2010 Summary Compensation Table.

			All Other
	Estimated Future		Stock
	Payouts Under Non-		Awards:
	Equity Incentive Plan		Number of	Spacetech		Grant Date	Grant
	Awards		Shares	Restricted	Spacetech	Fair Value	Date of
	Target	Maximum	Restricted	Stock	Warrants	of Equity	Equity
Name	($)(1)	($)(1)	Stock (#)(2)	(#)(3)	(#)(3)	($)	Awards

Thomas B. Pickens, III	119,700	199,500	—	800	1,680	361,782	January 19, 2010

John M. Porter	82,500	137,500	—	600	980	227,704	January 19, 2010

Don M. White	67,500	112,500	—	—	—	—	—

James D. Royston(4)	—	—	100,000	300	—	235,100	November 13, 2009 & January 19, 2010

Lance Lord(5)	—	—	200,000	—	—	370,000	November 13, 2009

No options were awarded to NEO’s during fiscal year 2010.

(1)	Estimated bonus for Mr. Pickens, Mr. Porter, and Mr. White are computed at a maximum of 50% of base salary. Estimated target bonus percentage is 30% of base salary.

(2)	Represents restricted stock granted to Mr. Royston on November 13, 2009.

(3)	Represents Astrogenetix and 1st Detect restricted stock and warrants granted to Mr. Pickens, Mr. Porter and Mr. Royston on January 19, 2010.

(4)	Mr. Royston was terminated from Astrotech on July 13, 2010.

(5)	Mr. Lord resigned from Astrotech on June 18, 2010.
Employment Agreements
During fiscal year 2010, the Company had employments agreements in place with Mr. Pickens, Mr. White, Mr. Lord and Mr. Royston. Each employment agreement sets forth, among other things, the NEO’s minimum base salary, bonus opportunities and provisions with respect to certain payments and other benefits upon termination of employment under certain circumstances such as without “Cause,” leaving employment for “Good Reason” or a “Change in Control.” Please see Potential Payments Upon Termination or Change in Control for a description of such provisions.
The minimum base salary set in the employment agreement for Mr. Pickens is $360,000, for Mr. White is $184,765, for Mr. Lord is $175,000 and for Mr. Royston is $210,000. Mr. Lord was paid his salary pro rata through the date of his resignation, June 18, 2010. Mr. Royston was paid his salary pro rata through the date of his termination on July 13, 2010.
The NEOs participate in the Key Employee Incentive Bonus Plan in accordance with the terms of the plan which includes all employees of the Director level and above. In accordance with that Plan, all NEO’s maximum bonus is 50%, subject to Compensation Committee discretion.
Awards
On January 19, 2010, an independent committee of the Board of Directors of 1st Detect, a subsidiary of the Company, approved a grant of 1,180 restricted stock shares and 1,820 stock purchase warrants to certain officers, Directors and employees of 1st Detect. Additionally, on the same day, an independent committee of the Board of Directors of Astrogenetix, a subsidiary of the Company, approved a grant of 1,550 restricted stock shares and 2,050 stock purchase warrants to certain officers, directors and employees of Astrogenetix.
The Compensation Committee also awarded bonuses to directors, NEOs, and employees in August 2010, in recognition of the employee performance during fiscal year 2010.
Salary and Bonus in Proportion to Total Compensation
We believe that a substantial portion of each NEO’s compensation should be in the form of performance based awards, particularly equity based awards which align the interests of management with that of the Shareholders. In 2010, the total compensation of our NEOs was consistent with this philosophy. Providing long-term compensation such as equity awards allows the Company to attract and incentivize qualified executives with less cash outlay, and to retain the executives over a longer period.

Outstanding Equity Awards at Fiscal Year 2010 End
The following table shows certain information about unexercised options as of June 30, 2010.
Schedule of Outstanding Equity Awards

		Option Awards & Warrants
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options (#)	Options (#)	Exercise	Spacetech
Name	Exercisable(1)	Unexercisable(2)	Price ($)	Warrants (#)(3)	Expiration Date

Thomas B. Pickens, III(3)	100,000	—	0.45		07/18/2010
	1,000	—	20.80		12/01/2011
	500	—	7.70		12/01/2012
	500	—	7.20		12/12/2013
				1,680	01/19/2017

John M. Porter	100,000	—	0.35		10/01/2018
				980	01/19/2017

Don M. White(4)	8,900	—	0.45		07/18/2010
	900	300	11.50		08/09/2016
	12,500	37,500	0.33		10/06/2018

James D. Royston(5)	75,000	—	0.45		07/18/2010
	300	—	7.00		09/17/2012
	400	—	10.20		08/07/2013
	1,200	—	24.10		08/16/2014
	1,200	—	14.30		08/03/2015
	1,500	500	11.50		08/09/2016

(1)	All exercisable options will expire 90 days after the date of an employee’s termination.

(2)	Options vest ratable over a four year period, with the exception of the July 18, 2009, grants, which vested on January 15, 2009 and expired on July 18, 2010.

(3)	Spacetech warrants are unexercisable. Stock price is based on grant date fair value: $212.00 for 1st Detect and $167.00 for Astrogenetix.

(4)	All exercisable options with an expiration date of July 18, 2010 were exercised prior to expiration date.

(5)	All exercisable options with an expiration date of July 18, 2010 were exercised prior to expiration date. Mr. Royston was terminated on July 13, 2010.
The following table provides information with respect to the vesting of each NEO’s outstanding unexercisable options and warrants:
Schedule of Vesting Astrotech Stock Option Grants

Name	08/09/2010	10/06/2010	10/06/2011	10/06/2012

Don M. White	300	12,500	12,500	12,500

James D. Royston	500	—	—	—

Schedule of Vesting Spacetech Warrant Grants

Name	01/19/2011	01/19/2012

Thomas B. Pickens, III (1)	840	840

John Porter (1)	490	490

(1)	Warrants granted to Mr. Pickens and Mr. Porter in January 2010 for 1st Detect and Astrogenetix.

2010 Option Exercises and Stock Granted
During fiscal year 2010, there were no stock options exercised by the Company’s CEO or other NEOs. The following table sets forth the number and corresponding value realized during fiscal year 2010 and reflecting the grants made on August 19, 2009 and November 13, 2009, with respect to common stock or restricted stock grants.

			Restricted		Spacetech Warrant		Spacetech Restricted Stock
	Option Awards		Stock Awards		Awards		Awards
	Number
	of Shares	Value	Number		Number	Value	Number
	Acquired	Realized	of Shares	Value	of Shares	Realized	of Shares	Value
	on	on	Acquired	Realized	Acquired	on	Acquired	Realized
Name	Exercise	Exercise	on Grant	on Grant ($)	on Grant	Grant ($)	on Grant	on Grant ($)

Thomas B. Pickens III(1)	—	—	750,000	847,500	1,680	214,682	800	147,100

John M. Porter(1)	—	—	300,000	339,000	980	118,504	600	109,200

James D. Royston(2)	—	—	100,000	185,000	—	—	300	50,100

Lance W. Lord(3)	—	—	200,000	370,000	—	—	—	—

(1)	Awards of restricted stock vesting 33.33% on August 19, 2010, 33.33% on August 19, 2011, and 33.33% on August 19, 2012.

(2)	Awards of restricted stock vesting 33.33% on November 13, 2010, 33.33% on November 13, 2011, and 33.33% on November 13, 2012. Mr. Royston was terminated on July 13, 2010.

(3)	Awards of restricted stock vesting 33.33% on November 13, 2010, 33.33% on November 13, 2011, and 33.33% on November 13, 2012. Mr. Lord resigned on June 18, 2010.
The Company granted restricted stock units to the NEO’s during fiscal 2010. Refer to the table entitled “Fiscal Year 2010 Grants of Plan-Based Awards” included in Item 11 of this Form 10-K for further detail.
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
The Company does not have a nonqualified deferred compensation plan and the NEOs have not accrued any benefits or rights to payments other than the Astrotech 401(k) Plan and potential payments upon termination discussed below.
Potential Payments Upon Termination or Change in Control
As noted under Compensation Discussion and Analysis – Post-Termination Compensation, the Company has entered into employment agreements with Mr. Pickens and Mr. White that provide for payments and other benefits in connection with the officer’s termination for a qualifying event or circumstance and for enhanced payments in connection with such termination after a Change in Control (as defined in the applicable agreement). A description of the terms with respect to each of these types of terminations follows.

Termination Other Than After a Change in Control
The employment agreements provide for payments of certain benefits upon the termination of the employment of the NEO. The NEO’s rights upon termination of his or her employment depend upon the circumstances of the termination. Central to an understanding of the rights of each NEO under the employment agreements is an understanding of the definitions of “Cause” and “Good Reason” as those terms are used in those agreements. For purposes of the employment agreements, the Term of Employment may be terminated at any time by the Company upon any of the following:
•	Death of the NEO;

•	In the event of physical or mental disability where the NEO is unable to perform his/her duties;

•
For Cause or Material Breach where Cause is defined as conviction of certain crimes and/or felonies, and Material Breach is defined to include certain specified failures to perform duties or uphold fiduciary responsibilities; or

•	Otherwise at the discretion of the Company and subject to the termination obligations set forth in the employment agreement.
The NEO may terminate the Term of Employment at any time upon any of the following:
•	Upon the death of the NEO;

•	In the event of physical or mental disability where the NEO is unable to perform his/her duties;

•	Upon the Company’s material reduction in the NEO’s authority, perquisites, position, title or responsibilities or other actions that would give the NEO the right to resign for “Good Reason;” or

•	Otherwise at the discretion of the NEO and subject to the termination obligations set forth in the employment agreement.
The benefits to be provided to the NEO in each of these situations are described in the tables below, which assume that the termination had taken place in fiscal 2011.
Termination after a Change in Control
A termination after a Change in Control is similar to the severance provisions described above, except that the NEO becomes entitled to benefits under these provisions only if his employment is terminated within twelve months following a Change in Control. A Change in Control for this purpose is defined to mean (i) the acquisition by any person or entity of the beneficial ownership of securities representing 50% or more of the outstanding securities of the Company having the right under ordinary circumstances to vote at an election of the Board of Directors of the Company; (ii) the date on which the majority of the members of the Board of Directors of the Company consists of persons other than directors nominated by a majority of the directors on the Board of Directors at the time of their election; and (iii) the consummation of certain types of transactions, including mergers and the sale or other disposition of all, or substantially all, of the Company’s assets.
As with the severance provisions described above, the rights to which the NEO is entitled under the Change in Control provisions upon a termination of employment are dependent on the circumstances of the termination. The definitions of Cause and other reasons for termination are the same in this termination scenario as in a termination other than after a Change in Control.
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
As termination benefits would be payable upon an event following June 30, 2010, the tables below reflect salary changes made by the Compensation Committee for fiscal year 2011.
Thomas B. Pickens, III

			Resignation
	Resignation	Termination	for Good
	for Good	for Other	Reason or
	Reason or	Than Good	Termination
	Termination	Reason or	Without Cause
Benefits and Payments	Without	Termination	After Change-
Upon Termination	Cause ($)(1)	With Cause ($)	in-Control ($)(2)	Disability ($)	Death ($)

Compensation:

Base Salary	399,000	—	598,500	399,000	399,000

Bonus(3)	99,750	—	149,625	99,750	99,750

Equity(4):

Restricted Stock	930,000	—	930,000	930,000	930,000

Spacetech Equity Awards	361,782	—	361,782	361,782	361,782

Benefits and Perquisites:

Post-Termination Health Care	19,557	—	29,336	19,557	19,557

Accrued Vacation Pay(5)	38,365	38,365	38,365	38,365	38,365

Total:	1,848,454	38,365	2,107,608	1,848,454	1,848,454

(1)	Pursuant to the employment agreement, this estimate assumes twelve months of base salary and benefits after termination.

(2)	Provision on change in control provides for 18 months salary if terminated.

(3)	Bonus calculated at 50% of estimated maximum bonus.

(4)
Astrotech equity awards assumed exercise price of $1.24, which was the closing ASTC stock price as of June 30, 2010. Unvested options with a strike price above market value as of June 30, 2010 were not included in the calculation. Spacetech warrants were valued based on the Black Scholes Model and Spacetech restricted stock was based on a third party valuation.

(5)	Assumes 5 weeks of accrued vacation upon termination (maximum contractual allowance).

Don M. White

			Resignation
	Resignation	Termination	for Good
	for Good	for Other	Reason or
	Reason or	Than Good	Termination
Benefits and	Termination	Reason or	Without Cause
Payments Upon	Without	Termination	After Change-
Termination	Cause ($)(1)	With Cause ($)	in-Control ($)(2)	Disability ($)	Death ($)

Compensation(3):

Base Salary	112,500	—	168,750	112,500	112,500

Bonus	56,250		84,375	56,250	56,250

Equity:

Restricted Stock(4)	93,000	—	93,000	93,000	93,000

Options(5)	34,125	—	34,125	34,125	34,125

Benefits and Perquisites:

Post-Termination Health Care	6,998	—	10,497	6,998	6,998

Life Insurance Premiums	—	—	—	—	—

Accrued Vacation Pay(6)	21,635	21,635	21,635	21,635	21,635

Total:	324,508	21,635	412,382	324,508	324,508

(1)	Pursuant to the employment agreement, this estimate assumes six months of base salary and benefits after termination.

(2)	Provision on change in control provides for nine months salary if terminated.

(3)	Bonus estimated at 50% of maximum bonus.

(4)	Equity awards assumed exercise price of $1.24, which was the ASTC closing stock price as of June 30, 2010.

(5)
Option awards assumed market price of $1.24, which was the ASTC closing stock price as of June 30, 2010. Unvested options with a strike price above market value as of June 30, 2010, were not included in the calculation.

(6)	Assumes five weeks of accrued vacation upon termination (maximum contractual allowance).

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
Audit Committee members received $750 for attendance to meetings in person or by conference call, while the Compensation Committee and the Governance and Nominating Committee members received $500 for attendance to meetings in person or by conference call. All directors are reimbursed ordinary and reasonable expenses incurred in exercising their responsibilities in accordance with Travel and Entertainment Expense Reimbursement policy applicable to all employees of the Company.
Equity-Based Compensation
Under provisions adopted by the Board of Directors, each non-employee director receives 25,000 shares of restricted common stock issued upon his first election to the Board of Directors, subject to board discretion. Restricted stock and stock options granted under the plan vest 25% annually, beginning after one year and terminate in 10 years. Already vested shares do not expire upon termination of the director’s term on the Board of Directors.
Pension and Benefits
The non-employee directors are not eligible to participate in the Company’s benefits plans, including the 401(k) plan.
Indemnification Agreements
The Company is party to indemnification agreements with each of its directors that require the Company to indemnify the directors to the fullest extent permitted by Washington state law. The Company’s certificate of incorporation also requires the Company to indemnify both the directors and officers of the Company to the fullest extent permitted by Washington state law.

Fiscal Year 2010 Non-Employee Director Compensation Table

		Restricted
	Fees Earned or	Stock	Stock	All other
	Paid in Cash	Awards	Options	compensation	Total
Name	($)	($)	($)	($)	($)

Mark Adams	54,250	—	—	—	54,250

John A. Oliva	60,500	—	—	—	60,500

William F. Readdy(1)	46,000	—	—	12,708	58,708

Sha-Chelle Manning	47,500	—	—	—	47,500

Total Total	208,250	—	—	12,708	220,958

(1)
Mr. Readdy served as a consultant to Astrogenetix during fiscal year 2010. In November 2009, he received $12,708 in compensation for consulting fees and for the reimbursement of expenses incurred during his consulting-related international travel.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth as of June 30, 2010, certain information regarding the beneficial ownership of the Company’s outstanding common stock held by (i) each person known by the Company to be a beneficial owner of more than five percent of any outstanding class of the Company’s capital stock, (ii) each of the Company’s directors, (iii) the Company’s Chief Executive Officer and four most highly compensated executive officers at the end of the Company’s last completed fiscal year, and (iv) all directors and executive officers of the Company as a group. Unless otherwise described below, each of the persons listed in the table below has sole voting and investment power with respect to the shares indicated as beneficially owned by each party.

	Amount
	and Nature
	of	Shares		Percentage
Name and Address of Beneficial	Beneficial	Subject to		of
Owners	Ownership#	Options ($)	Total ($)	Class(1)

Certain Beneficial Owners

SMH Capital Advisors, Inc.(2)	3,228,192	—	3,228,192	17.0%

Bruce & Co., Inc.(3)	1,120,073	—	1,120,073	5.9%

Astrium GmbH (4)	1,099,245	—	1,099,245	5.8%

Non-Employee Directors:

Mark Adams(5)	685,000	18,500	703,500	3.7%

John A. Oliva(6)	170,000	17,500	187,500	1.0%

William F. Readdy(7)	150,000	17,500	167,500	*

Sha-Chelle Manning(8)	135,000	—	135,000	*

Named Executive Officers:

Thomas B. Pickens, III(9)	1,850,000	102,000	1,952,000	10.3%

John M. Porter(10)	300,000	100,000	400,000	2.1%

Don M. White(11)	77,000	22,600	99,600	*

James D. Royston (12)	300,000	80,100	380,100	2.0%

All Directors and Named Executive Officers as a Group (8 persons)	3,667,000	358,200	4,025,200	21.1%

*	Indicates beneficial ownership of less than 1% of the outstanding shares of common stock.

#	Includes unvested restricted stock grants.

(1)
Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the number and percentage owned by any other person listed. As of June 30, 2010, we had 19,040,369 shares of common stock outstanding, including 2,180,205 of restricted stock with voting rights.

(2)
Held by SMH Capital Advisors, Inc. in discretionary accounts for the benefit of its clients. This holder’s address is 4800 Overton Plaza, Suite 300, Ft. Worth, Texas 76109. Includes information from Form 13D filed by SMH Capital Advisors, Inc. on February 1, 2010.

(3)
Bruce & Co., Inc., is the investment manager for Bruce Fund, Inc., a Maryland registered investment company with its principle business conducted at 20 North Wacker Dr., Suite 2414, Chicago, IL 60606. Includes information from Schedule 13G files by Bruce & Co., Inc. on December 31, 2009.

(4)	Astrium GmbH’s address is Hünefeldstraße 1-5, Postfach 105909, D-28361 Bremen, Germany.

(5)	Includes 172,500 shares of unvested restricted stock. On August 19, 2010, 53,334 restricted shares vest.

(6)	Includes 157,500 shares of unvested restricted stock. On August 19, 2010, 48,334 restricted shares vest.

(7)	Includes 122,500 shares of unvested restricted stock. On August 19, 2010, 36,667 restricted shares vest.

(8)	Includes 128,750 shares of unvested restricted stock. On August 19, 2010, 36,667 restricted shares vest.

(9)	Includes 750,000 shares of unvested restricted stock. On August 19, 2010, 250,000 restricted shares vest.

(10)	Includes 300,000 shares of unvested restricted stock. On August 19, 2010, 100,000 restricted shares vest.

(11)	Includes 75,000 shares of unvested restricted stock. On August 19, 2010, 25,000 restricted shares vest.

(12)	Includes 150,000 shares of unvested restricted stock. James Royston, former President, was terminated in July 2010.

Securities Authorized for Issuance Under Equity Compensation Plans.
Equity Compensation Plan Information

(c)
			(a)		Number of securities
			Number of	(b)	remaining available
			securities to be	Weighted-	at September 30,
			issued upon	average exercise	2009 for future
			exercise of	price of	issuance under
			outstanding	outstanding	equity compensation
			options,	options,	plans (excluding
		Options	warrants and	warrants and	securities reflected in
Plan Name	Type	Authorized	rights	rights	column (a)

Plans Previously Approved by Security Holders

1 The 1994 Plan(1)	Common Stock Options Incentive or Non-Qualified	395,000	24,900	$24.53	0

2 Directors Stock Option Plan(2)	Non-Qualified Common Stock Options	50,000	15,000	$12.64	30,000

3 1997 Employee Stock Purchase Plan(3)	Common Stock	150,000	0	N/A	1,735

4 2008 Stock Incentive Plan4)	Common options, restricted stock, stock units and other equity awards	5,500,000	705,741	$0.40	329,389

(1)
Under the terms of the 1994 Plan, the number and price of the options granted to employees is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. As of October 2009, additional shares cannot be granted from the 1994 Plan.

(2)	Options under the Directors’ Plan vest after one year and expire seven years from the date of grant.

(3)
The Employee Stock Purchase plan allowed eligible employees to purchase shares of Common Stock of the Company at prices no less than 85% of the current market price. Company discontinued employee purchases of common stock under the plan in the fourth quarter of fiscal year 2007.

(4)
The 2008 Stock Incentive Plan authorizes the award of stock grants, restricted stock and stock options. The number and price of the awards granted to employees is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. As of June 30, 2010, 2,180,205 shares of unvested restricted stock were outstanding.

Additional information on the Company’s equity compensation plan can be found under Item 11- Executive Compensation, above.
Item 13. Certain Relationships and Related Transactions and Director Independence.
Director Independence
The Board of Directors has determined each of the following directors to be an “independent director” as such term is defined by Nasdaq Listing Rule 5605(a)(2):
Mark E. Adams
John A. Oliva
William F. Readdy
Sha-Chelle Manning
The Board of Directors has also determined that each member of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee during fiscal year 2010 meet the independence requirements applicable to those Committees prescribed by Nasdaq and SEC rules.
Item 14. Principal Accounting Fees and Services.
The Company’s Independent Registered Public Accounting Firm
In March 2010, the Astrotech Shareholders ratified the appointment of PMB Helin Donovan LLP as the independent registered public accounting firm to audit the Company’s financial statements. There were no discussions between the Company and PMB Helin Donovan LLP regarding the application of accounting principles to specific completed or contemplated transactions, or the type of audit opinion that might be rendered on the Company’s financial statements. Furthermore, no written or oral advice was provided by PMB Helin Donovan LLP that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue. The Company has not consulted with PMB Helin Donovan LLP regarding any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

The following table presents fees paid or to be paid for professional audit services rendered by PMB Helin Donovan LLP for the audit of the Company’s annual financial statements during the years ended June 30, 2010 and 2009. PMB Helin Donovan LLP did not provide tax or other consulting services during 2010 or 2009.

	Fiscal 2010	Fiscal 2009

Audit Fees[1]	$191,000	$161,000
Tax Fees	—	—
All Other Fees	—	—

Total All Fees	$191,000	$161,000

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

PART IV
Item 15. Exhibits, Financial Statement Schedules
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

4.7
Amendment One to Rights Agreement, dated as of July 29, 2010, between Astrotech Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on July 29, 2009).

Exhibit No.		Description of Exhibit

(10)		Material Contracts

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

Exhibit No.	Description of Exhibit

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

Exhibit No.	Description of Exhibit

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

10.55	Separation, Release and Consulting Agreement, dated June 4, 2009, between the Registrant and Brian K. Harrington.

10.56	1st Detect Corporation Stock Purchase Warrant Agreement, dated January 19, 2010.

10.57	1st Detect Corporation Restricted Stock Agreement, dated January 19, 2010.

10.58	Astrogenetix, Inc. Stock Purchase Warrant Agreement, dated January 19, 2010.

10.59	Astrogenetix, Inc. Restricted Stock Agreement, dated January 19, 2010.

10.60	Texas Emerging Technology Fund Award and Security Agreement, effective March 30, 2010, between the State of Texas and 1st Detect Corporation.

10.61	1st Detect Corporation Investment Unit, effective March 30, 2010, between the State of Texas and 1st Detect Corporation.

10.62
Third Amendment, dated February 6, 2010, to the original loan agreement between the Registrant and Greebank, N.A., signed on February 6, 2008 (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8K filed with the Securities and Exchange Commission on April 1, 2010).

10.63	Separation Agreement, dated August 19, 2010, between the Registrant and James D. Royston.

Exhibit No.		Description of Exhibit

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

Date: August 30, 2010

By:	/s/ John M. Porter
John M. Porter
Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Date: August 30, 2010

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

/s/ Thomas B. Pickens, III Thomas B. Pickens, III	Chairman of the Board and Chief Executive Officer	August 30, 2010

/s/ Mark Adams Mark Adams	Director	August 30, 2010

/s/ Sha-Chelle Manning Sha-Chelle Manning	Director	August 30, 2010

/s/ John A. Oliva John A. Oliva	Director	August 30, 2010

/s/ William F. Readdy William F. Readdy	Director	August 30, 2010

/s/ John M. Porter John M. Porter	Senior Vice President, Chief Financial Officer and Chief Accounting Officer	August 30, 2010

EXHIBIT INDEX

Exhibit
Index	Description

10.55	Separation, Release and Consulting Agreement, dated June 4, 2009, between the Registrant and Brian K. Harrington.

10.56	1st Detect Corporation Stock Purchase Warrant Agreement, dated January 19, 2010.

10.57	1st Detect Corporation Restricted Stock Agreement, dated January 19, 2010.

10.58	Astrogenetix, Inc. Stock Purchase Warrant Agreement, dated January 19, 2010.

10.59	Astrogenetix, Inc. Restricted Stock Agreement, dated January 19, 2010.

10.60	Texas Emerging Technology Fund Award and Security Agreement, effective March 30, 2010, between the State of Texas and 1st Detect Corporation.

10.61	1st Detect Corporation Investment Unit, effective March 30, 2010, between the State of Texas and 1st Detect Corporation.

10.63	Separation Agreement, dated August 19, 2010, between the Registrant and James D. Royston.

23.1	Consent of PMB Helin Donovan LLP

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