Form 10-Q
period 2010-09-30
ASTROTECH Corp \WA\
filed 2010-11-05
CIK 1001907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of November 3, 2010 there were 19,270,238 shares of the registrant’s common stock outstanding.

ASTROTECH CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	June 30,
	2010	2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$9,686	$8,085
Accounts receivable, net	4,746	5,676
Short-term note receivable, net	675	675
Prepaid expenses and other current assets	804	528

Total current assets	15,911	14,964

Property & equipment, net	39,479	39,920
Other assets, net	7	19

Total assets	$55,397	$54,903

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$745	$859
Accrued liabilities and other	1,765	2,083
Deferred revenue	2,111	854
Term note payable	3,298	3,356
Senior convertible notes payable- 5.5%	5,111	5,111
Other	30	78

Total current liabilities	13,060	12,341

Deferred revenue	948	350

Total liabilities	$14,008	$12,691

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 authorized shares, 0 issued and outstanding shares, at September 30, 2010 and June 30, 2010	—	—
Common stock, no par value, 75,000,000 shares authorized 17,964,291 and 17,081,543 shares issued at September 30, 2010 and June 30, 2010, respectively	$183,699	$183,515
Treasury stock, 311,660 shares at cost	(237)	(237)
Additional paid-in capital	552	639
Retained deficit	(145,125)	(143,959)
Noncontrolling interest	2,500	2,254

Total stockholders’ equity	41,389	42,212

Total liabilities and stockholders’ equity	$55,397	$54,903

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended
	September 30,
	2010	2009
	(unaudited)
Revenue	$5,306	$7,762
Costs of revenue	3,486	2,928

Gross profit	1,820	4,834

Operating expenses:
Selling, general and administrative	2,307	3,075
Research and development	823	674

Total operating expenses	3,130	3,749

Income (loss) from operations	(1,310)	1,085
Interest and other expense, net	(103)	(260)

Income (loss) before income taxes	(1,413)	825

Income tax expense	(6)	(25)

Net income (loss)	(1,419)	800

Less: Net loss attributable to noncontrolling interest	256	—

Net income (loss) attributable to Astrotech Corporation	$(1,163)	$800

Net income (loss) per share-basic	$(0.07)	$0.05
Weighted average common shares outstanding, basic	17,362	17,303

Net income (loss) per share, diluted	$(0.07)	$0.04
Weighted average common shares outstanding, diluted	17,362	18,166

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	September 30,
	2010	2009
	(unaudited)
Cash flows from operating activities
Net income (loss)	$(1,419)	$800
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	466	147
Depreciation and amortization	550	540
Other	—	21
Changes in assets and liabilities:
Accounts receivable	930	(3,260)
Deferred revenue	1,855	(465)
Accounts payable	(114)	(2,137)
Advances for construction contract	—	2,330
Other assets and liabilities	(642)	(282)

Net cash provided by (used in) operating activities	1,626	(2,306)

Cash flows from investing activities
Purchases of property, equipment and leasehold improvements	(109)	(698)

Net cash used in investing activities	(109)	(698)

Cash flows from financing activities
Term loan payment	(58)	(58)
Proceeds from issuance of common stock	142	29
Note payable on revolving credit facility	—	1,000

Net cash provided by financing activities	84	971

Net change in cash and cash equivalents	1,601	(2,033)
Cash and cash equivalents at beginning of period	8,085	4,730

Cash and cash equivalents at end of period	9,686	2,697

Supplemental disclosures of cash flow information:

Cash paid for interest	$43	$46

Cash paid for income taxes	$—	$—

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
Our Business Units
Astrotech Space Operations (“ASO”)
ASO is the leading commercial supplier of satellite launch processing services in the United States. ASO provides processing support for government and commercial customers for their complex communication, earth observation and deep space satellites. ASO’s spacecraft processing facilities are among the elite in the industry, with more than 150,000 square feet of clean room space that can support the largest, five-meter class satellites. ASO has provided launch processing support for government and commercial customers for nearly a quarter century, successfully processing more than 285 spacecraft.
Spacetech
Spacetech is an incubator intended to develop space-industry technologies into commercial applications to be sold to consumers and industry. Spacetech is currently focused on two business initiatives: 1st Detect Corporation (“1st Detect”) and Astrogenetix, Inc. (“Astrogenetix”). 1st Detect’s business began under a Space Act Agreement with the National Aeronautics and Space Administration (“NASA”) for a chemical detection unit to be used on the International Space Station. 1st Detect engineers have developed a Miniature Chemical Detector, a device based on mass spectrometry, that we believe will fill a niche by being highly accurate, lightweight, battery-powered, durable and inexpensive. Astrogenetix is a biotechnology company created to use the unique environment of space to develop novel therapeutic products. A natural extension of the many years of experience preparing, launching, and operating over 1,500 science payloads in space, Astrogenetix is in the process of developing products from microgravity discoveries.
(2) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Astrotech Corporation in accordance with United States generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

(3) Noncontrolling Interest
In January 2010, restricted shares of Astrotech subsidiaries, 1st Detect and Astrogenetix, were granted to certain employees, directors and officers, resulting in Astrotech owning less than 100% of the subsidiaries. The Company applied noncontrolling interest accounting for the period ended September 30, 2010, which requires us to clearly identify the noncontrolling interest in the balance sheets and income statements. We disclose three measures of net income (loss): net income (loss), net income (loss) attributable to noncontrolling interest, and net income (loss) attributable to Astrotech Corporation. Our operating cash flows in our consolidated statements of cash flows reflect net income (loss), while our basic and diluted net income (loss) per share calculations reflect net income (loss) attributable to Astrotech Corporation.

(In thousands)
Beginning balance at July 1, 2010	$2,254

Net loss attributable to noncontrolling interest	(256)
Vesting of restricted stock and warrants	(305)
Prior year retained earnings	588
Stock based compensation	219

Ending balance at September 30, 2010	$2,500

As of September 30, 2010 the Company’s share of income and losses is 86% for 1st Detect and 83% for Astrogenetix.
(4) Net Income (Loss) per Share
Basic net income (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method and the if-converted method. Dilutive potential common shares include outstanding stock options, convertible debt, and shared-based awards. Reconciliation and the components of basic and diluted net income (loss) per share are as follows (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Numerator:
Net income (loss), basic and diluted	$(1,163)	$800

Denominator:
Denominator for basic net income (loss) per share — weighted average common stock outstanding	17,362	17,303

Dilutive common stock equivalents — common stock options, share-based awards and convertible debt	—	863

Denominator for diluted net income (loss) per share — weighted average common stock outstanding and dilutive common stock equivalents	17,362	18,166

Basic net income (loss) per share	$(0.07)	$0.05
Diluted net income (loss) per share	$(0.07)	$0.04

The senior convertible notes payable outstanding as of September 30, 2010 and 2009, which are convertible into 340,904 shares of common stock at $15.00 per share, have not been included in the computation of diluted net income (loss) per share for the three months ended September 30, 2010 and 2009, respectively, as the impact to net income (loss) per share is anti-dilutive.
Options to purchase 35,300 shares of common stock at exercise prices ranging from $4.40 to $34.38 per share outstanding for the three months ended September 30, 2010 were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive. Options to purchase 50,400 shares of common stock at exercise prices ranging from $4.40 to $48.75 per share outstanding for the three months ended September 30, 2009 were not included in diluted net income per share as the impact to net income per share is anti-dilutive.
(5) Revenue Recognition
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

(6) Debt
Credit Facilities
In February 2008, we entered into a financing facility with a commercial bank providing a $4.0 million term loan terminating February 2011. In March 2010, the Company secured a $2.0 million revolving credit facility, terminating in February 2011, by completing the third amendment to the original loan agreement dated February 6, 2008. The term loan requires monthly payments of principal plus interest at the rate of prime plus 1.75%, and the revolving credit facility incurs interest at the rate of prime plus 0.75%, but not less than 5.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. The balance of the $4.0 million term loan at September 30, 2010 was $3.3 million. There was no outstanding balance on the revolving credit facility at September 30, 2010.
Senior Convertible Notes
At September 30, 2010, Astrotech had $5.1 million of senior convertible notes outstanding which mature on October 15, 2010 and pay interest semi-annually on April 15 and October 15. Senior Convertible Notes are convertible into 66.67 shares of Astrotech common stock per $1,000 of par.
(7) Fair Value Measurement
In general, fair values utilize quoted prices in active (when available) markets for identical assets or liabilities. The following table presents the carrying amounts and estimated fair values of certain of the Company’s financial instruments as of September 30, 2010 and June 30, 2010 (in thousands):

	September 30, 2010		June 30, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Term loan payable	$3,298	$3,311	$3,356	$3,378
Senior convertible notes payable — 5.5%	$5,111	$5,111	$5,111	$4,808

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
(8) Business and Credit Risk Concentration
A substantial portion of our revenue has been generated under contracts with the U.S. Government. During the three months ended September 30, 2010 and 2009, approximately 61% and 71%, respectively, of our revenues were generated under U.S. Government contracts. Accounts receivable totaled $4.7 million at September 30, 2010, of which, 55% was attributable to the U.S. Government.
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

(9) Segment Information
Management’s primary financial and operating reviews focus on ASO, the core business unit. All intercompany transactions between business units have been eliminated in consolidation.
Key financial metrics for the three months ended September 30, 2010 are as follows:

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
Revenue and Income (Loss)		Income (loss)		Income (loss)
(in thousands)	Revenue	before income taxes	Revenue	before income taxes
ASO	$5,306	$316	$7,762	$2,391
Spacetech	$—	$(1,729)	$—	$(1,566)

	$5,306	$(1,413)	$7,762	$825

Assets	September 30, 2010		June 30, 2010
(in thousands)	Fixed Assets, net	Total Assets	Fixed Assets, net	Total Assets
ASO	$39,227	$48,317	$40,184	$57,235
Spacetech	$252	$7,080	$200	$2,861

	$39,479	$55,397	$40,384	$60,096

(10) State of Texas Funding
In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to serve the security, healthcare and industrial markets. In exchange for the award, 1st Detect granted a common stock purchase right and a note payable to the State of Texas. As of September 30, 2010, 1st Detect has received the first of two $0.9 million disbursements. The proceeds from the award can only be used to fund development of the Miniature Chemical Detector at 1st Detect, not for repaying existing debt or for use in other Company subsidiaries.
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
(11) Equity and Other Long Term Incentive Plans
As of September 30, 2010, 447,480 shares of Common Stock were reserved for future grants under the 2008 Stock Incentive Plan. In the three months ended September 30, 2010 and 2009, we recognized compensation expense of $0.2 million and $0.1 million, respectively, for restricted stock and stock options outstanding.

On January 19, 2010, an independent committee of the Board of Directors of 1st Detect approved a grant of 1,180 restricted stock shares and 1,820 stock purchase warrants to certain officers, directors and employees of 1st Detect. The awards vest 50% a year over a 2 year period. We recognized compensation expense of $0.1 million for restricted stock and warrants outstanding for the three months ended September 30, 2010.
On January 19, 2010, an independent committee of the Board of Directors of Astrogenetix approved a grant of 1,550 restricted stock shares, of which 300 have been cancelled, and 2,050 stock purchase warrants to certain officers, directors and employees of Astrogenetix. The awards vest 50% a year over a 2 year period. We recognized compensation expense of $0.1 million for restricted stock and warrants outstanding for the three months ended September 30, 2010.
Equity Grants
In the first and second quarters of fiscal year ended June 30, 2010, the Compensation Committee of the Board of Directors granted directors, named executive officers and employees 1,995,559 and 410,000, respectively, of restricted shares in recognition of the positive fiscal 2009 financial and operating performance. The shares were issued from the 2008 Stock Incentive Plan, vest 33.33% a year over a three year period and expire upon employee termination.
Stock Options
There were no options granted in the three months ended September 30, 2010. At September 30, 2010 and 2009, there was $0.1 million and $0.2 million, respectively, of total unrecognized compensation costs related to non-vested stock options, which is expected to be recognized over a weighted average period of 2 years.
The Company’s stock options activity for the three months ended September 30, 2010 was as follows:

	Shares	Weighted Average
	(in thousands)	Exercise Price
Outstanding at July 1, 2010	745	$1.45

Granted	—	—
Exercised	(329)	0.43
Cancelled or expired	(12)	16.49

Outstanding at September 30, 2010	404	$1.81

Restricted Stock
At September 30, 2010 and 2009, there was $1.5 million and $2.3 million of unrecognized compensation costs related to restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.9 years.
The Company’s restricted stock activity for the three months ended September 30, 2010 was as follows:

		Weighted
		Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Non-vested at June 30, 2010	2,336	$1.17

Granted	—	—
Vested	(573)	1.15
Cancelled or expired	(90)	1.85

Non-vested at September 30, 2010	1,673	$1.13

Restricted Stock 1st Detect
At September 30, 2010, there was $0.3 million of unrecognized compensation costs related to restricted stock and warrants, which is expected to be recognized over a weighted average period of 1.3 years.
1st Detect restricted stock activity for the three months ended September 30, 2010 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at June 30, 2010	1,180	$212.00

Granted	—	—
Vested	—	—
Cancelled or expired	—	—

Non-vested at September 30, 2010	1,180	$212.00

Restricted Stock Astrogenetix
At September 30, 2010, there was $0.3 million of unrecognized compensation costs related to restricted stock and warrants, which is expected to be recognized over a weighted average period of 1.3 years.
Astrogenetix restricted stock activity for the three months ended September 30, 2010 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at June 30, 2010	1,550	$167.00

Granted	—	—
Vested	—	—
Cancelled or expired	(300)	167.00

Non-vested at September 30, 2010	1,250	$167.00

(12) Early Termination of Cost Plus Award Fee Contract
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
(13) Purchase of Common Stock and Convertible Notes
Common stock or senior convertible notes payable repurchases under the Company’s securities repurchase program may be made from time-to-time, in the open market, through block trades or otherwise in accordance with applicable regulations of the Securities and Exchange Commission. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. Additionally, the timing of such transactions will depend on other corporate strategies and will be at the discretion of the management of the Company.

In March 2009, the Company repurchased 300,000 shares of Common Stock at a price of $0.40 per share, pursuant to the securities repurchase program. As of September 30, 2010, we had repurchased 311,660 shares of common stock at a cost of $0.2 million, which represents an average cost of $0.76 per share, and $1.1 million of senior convertible notes payable. As a result, the Company is authorized to repurchase an additional $5.7 million of securities under this program.
(14) Strategic Financial and Business Alternatives
In September 2009, the Company announced that the Board of Directors had engaged investment banking firm Lazard Ltd. to advise the Company in exploring strategic financial and business alternatives to enhance shareholder value. In July 2010, the Company announced that it had concluded its engagement with Lazard Middle Market following a review of strategic alternatives by its Board of Directors.
(15) Board of Director Resignation
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
(16) Related Party Transactions
Director Compensation
In August 2009, the Board of Directors granted 525,000 total restricted shares valued at $0.6 million to directors from the 2008 Stock Incentive Plan. The restricted shares vest 33.33% a year for three years and expire upon termination. Compensation expense of $0.1 million was recorded in the three months ended September 30, 2010 for these awards.
Executive Compensation
On January 19, 2010, an independent committee of the Board of Directors of 1st Detect approved a grant of restricted stock and warrants to certain officers, directors and employees of 1st Detect pursuant to restricted stock agreements and stock purchase warrants between 1st Detect and each such individual.
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

On January 19, 2010, an independent committee of the Board of Directors of Astrogenetix approved a grant of restricted stock and warrants to certain officers, directors and employees of Astrogenetix pursuant to restricted stock agreements and stock purchase warrants between Astrogenetix and each such individual.
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
The number of shares and warrants underlying each award to a named executive officer is as follows: Thomas B. Pickens III: 500 shares, 1,000 warrants; John Porter: 400 shares, 800 warrants. If all of the shares issued pursuant to the restricted stock agreements vest and all of the stock purchase warrants are exercised, then Thomas B. Pickens III would hold 16%, John Porter would hold 13% and the Company would hold 65% of the outstanding shares of Astrogenetix based on the number of fully-diluted shares as of the date of the grants.
The restricted stock issuances resulted in noncontrolling interest, as described in Note 3.
(17) Subsequent Events
Debt
On October 21, 2010, ASO entered into a $10.0 million Loan Agreement (the “Loan Agreement”), with a commercial bank (the “Lender”). The Loan Agreement includes a $7.0 million term loan note (the “Term Loan”) and a $3.0 million revolving credit note (the “Revolving Credit Facility”). The Term Loan is payable to ASO in a single advance in the amount of $7.0 million. ASO is required to make monthly principal and interest payments on the Term Loan to the Lender, with the remaining principal due on October 21, 2015. The Revolving Credit Facility is payable to ASO in multiple advances not to exceed $3.0 million, based on eligible accounts receivable, and expires on October 21, 2012. The variable interest rate on both the Term Loan and the Revolving Credit Facility is the greater of (i) 0.25% in excess of the bank prime rate, and (ii) 4.0%.
The Loan Agreement is secured by substantially all of the assets of ASO, requires ASO to comply with certain debt service ratio covenants, leverage ratio covenants and maintain a minimum tangible net worth. Additionally, the Company provided a guaranty to the Lender as security for the obligations of ASO under the Loan Agreement. Upon an event of default, the payment obligations under the Loan Agreement may be accelerated and the assets pledged as collateral may be foreclosed. The Company and Astrotech Florida Holdings, Inc., a wholly-owned subsidiary of ASO, are also parties to the Loan Agreement.
Additionally, the Company paid off the $5.1 million of its Senior Convertible notes which matured on October 15, 2010.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:
•	The effect of economic conditions in the U.S. or other space faring nations that could impact our ability to access space and support or gain customers;

•	Uncertainty about, and our ability to raise sufficient capital to meet our long and short-term liquidity requirements;

•	Our ability to successfully pursue our business plan;

•	Whether we will fully realize the economic benefits under our NASA and other customer contracts;

•	Continued availability and use of the U.S. Space Shuttle and the International Space Station;

•	Technological difficulties and potential legal claims arising from any technological difficulties;

•	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by the manned and unmanned space programs that replace the Space Shuttle Program;

•	Uncertainty in government funding and support for key space programs;

•	The impact of competition on our ability to win new contracts;

•	Uncertainty in securing reliable and consistent access to space;

•	Delays in the timing of performance of other contracts; and

•	Risks described in the “Risk Factors” section of our 2010 Form 10-K.
Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in the Risk Factors included in Part II Item 1A of this Report and Part I, Item 1A of our 2010 10-K and elsewhere in this Form 10-Q or in the documents incorporated by reference herein. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the Securities and Exchange Commission (“SEC”) or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Form 10-Q and in prior or subsequent communications.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report, and the Risk Factors included in Part II Item 1A of this Report and Part I, Item 1A of our 2010 10-K.
Overview
Astrotech was formed in 1984 to leverage the environment of space for commercial purposes. For the last 26 years, the Company has remained a crucial player in space commerce activities. We have supported the launch of 23 shuttle missions and more than 285 spacecraft, building space hardware and processing facilities, and preparing and processing scientific research for microgravity.
We offer products and services in the following areas:
•	Facilities and support services necessary for the preparation of satellites and payloads for launch.

•	Commercialization of space-based technologies into real-world applications.

•	Expertise in qualifying hardware for spaceflight and the habitability and occupational challenges of space.
Our Business Units
Astrotech Space Operations (ASO)
ASO provides support for its government and commercial customers to successfully process complex communication, Earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our ASO facilities can accommodate five meter class satellites encompassing the majority of U.S. based satellite preparation services. ASO accounted for 100% of our consolidated revenues for the three months ended September 30, 2010. Revenue for our ASO business unit is primarily generated from various fixed-priced contracts with launch service providers in both the commercial and government markets. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing a spacecraft for launch. The revenue and cash flows generated from our ASO operations are related to the number of spacecraft launches, which reflects the growth in the satellite-based communications industries and the requirement to replace aging satellites. Other factors that have impacted, and are expected to continue to impact earnings and cash flows for this business include:
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

Spacetech
Our Spacetech business unit is an incubator intended to commercialize space-industry technologies into applications to be sold to consumers and industry. The 1st Detect Miniature Chemical Detector and the Astrogenetix microgravity processing platform are initiatives developed under our Spacetech business unit. The 1st Detect Miniature Chemical Detector, which is in development, is a low power, portable chemical detection device intended to be utilized for a variety of applications. 1st Detect has been awarded a Developmental Testing and Evaluation designation from the U.S. Department of Homeland Security as a “promising anti-terrorism technology”, and is the recipient of a Phase I and Phase II award from the U.S. Army’s Chemical and Biological Defense (“CBD”) Small Business Innovation Research (“SBIR”) Program. Additionally, 1st Detect received a $1.8 million award from the Texas Emerging Technology Fund. Astrogenetix is performing drug discovery in microgravity and NASA has designated this work as the National Lab Pathfinder Missions. Astrogenetix has identified a vaccine candidate for Salmonella and is currently conducting microgravity research on MRSA.
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
Management believes there have been no significant changes during the three months ended September 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2010 10-K.
Results of Operation
Three months ended September 30, 2010 compared to three months ended September 30, 2009:
Selected consolidated financial data for the three months ended September 30, 2010 and 2009 is as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2010	2009
Revenue	$5,306	$7,762
Gross profit	1,820	4,834

Gross margin	34%	62%

Selling, general and administrative	2,307	3,075
Research and development	823	674

Operating expenses	$3,130	$3,749

Interest and other expense, net	(103)	(260)
Income tax expense	(6)	(25)

Consolidated net income (loss)	$(1,419)	$800
Less: Net loss, noncontrolling interest	256	—

Net income (loss), attributable to Astrotech Corporation	$(1,163)	$800

Revenue. Total revenue decreased to $5.3 million for the three months ended September 30, 2010, from $7.8 million for the comparable period in fiscal 2010. This decrease is primarily attributable to a decreased launch schedule. Additionally, the three months ended September 30, 2009 includes revenue earned for the completion of construction on our newest 5-meter satellite facility and associated building improvement projects at VAFB.
Gross Profit. Gross profit decreased to $1.8 million for the three months ended September 30, 2010, from $4.8 million for the comparable period in fiscal 2010. The decrease in gross profit was attributable to the decline in revenue and an increase in mission related expenses.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased to $2.3 million for the three months ended September 30, 2010, from $3.1 million for the comparable period in fiscal 2010. The decrease was primarily attributable to a reduction in outside consulting fees and reduced costs associated with lower headcount as part of the fiscal year 2011 corporate realignment.
Research and Development Expense. Research and development expense increased to $0.8 million for the three months ended September 30, 2010, from $0.7 million for the comparable period in fiscal 2010. The increase was primarily attributable to our continued investments in the development of the 1st Detect mini-mass spectrometer and the Astrogenetix microgravity processing platform, including an increase in headcount. As a percentage of revenue, research and development expense increased to 16% for the three months ended September 30, 2010 as compared with 9% for the comparable period in fiscal 2010.
Interest and Other Expense, net. Interest and other expense, net, decreased to $0.1 million for the three months ended September 30, 2010, from $0.3 million for the comparable period in fiscal 2010. Interest expense relates to interest on the senior convertible notes and the term loan, offset by interest income primarily from our money market accounts due to the larger cash balance available for investment. Also included in other expense for the three months ended September 30, 2009 is the write-off of $0.2 million of aerospace metals.
Liquidity and Capital Resources
As of September 30, 2010, we had cash and cash equivalents of $9.7 million and our working capital was approximately $2.9 million. As of September 30, 2009, we had cash and cash equivalents of $2.7 million and our working capital was approximately $9.3 million.
The following is a summary of the change in our cash and cash equivalents (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Net cash provided by (used in) operating activities	$1,626	$(2,306)
Net cash used in investing activities	(109)	(698)
Net cash provided by financing activities	84	971

Net change in cash and cash equivalents	$1,601	$(2,033)

Operating Activities
Cash provided by operations for the three months ended September 30, 2010 was $1.6 million as compared to $2.3 million of cash used in operations for the three months ended September 30, 2009. Significant noncash items affecting operating cash flows at September 30, 2010 were depreciation and amortization of $0.6 million and employee incentive compensation of $0.5 million. Significant noncash items affecting operating cash flows at September 30, 2009 were depreciation and amortization of $0.5 million and employee incentive compensation of $0.1 million.
Changes in assets and liabilities affecting our operating cash flows for the three months ended September 30, 2010 are as follows:
Assets. Accounts receivable decreased $0.9 million during the three months ended September 30, 2010. This is primarily the result of the receipt of $1.2 million relating to the ARES contract.
Liabilities. Deferred revenue increased $1.9 million in the three months ended September 30, 2010. Deferred revenue represents amounts collected from customers for projects, products, or services expected to be provided at a future date. The change is a result of a timing difference between cash collections on payload processing customer contracts and amounts earned as revenue.
Investing Activities
Cash used in investing activities for the three months ended September 30, 2010 was $0.1 million as compared with $0.7 million for the three months ended September 30, 2009. The decline in capital expenditures resulted from the completion of an administrative customer support building at VAFB in 2009.
Financing Activities
Cash provided by financing activities for the three months ended September 30, 2010 was $0.1 million as compared with cash provided by financing activities of $1.0 million for the three months ended September 30, 2009. In the three months ended September 30, 2010, the Company received $0.1 million in proceeds from issuance of common stock, which was offset by principal payments the Company made on the term loan. In the three months ended September 30, 2009, the revolver was drawn down $1.0 million in order to meet short-term liquidity requirements.
Debt Facilities
In February 2008, we entered into a financing facility providing a $4.0 million term loan terminating February 2011 and a $2.0 million revolving credit facility terminating in February 2009. The term loan requires monthly payments of principal plus interest at the rate of prime plus 1.75% and the revolving credit facility incurs interest at the rate of prime plus 1.75%. Effective February 2010, we renewed the $2.0 million revolving credit facility for an additional one-year period expiring February 2011. The renewal changed the interest rate to the bank’s prime rate plus 0.75%. The bank financing facilities are secured by the assets of our ASO Florida facilities and other bank covenants. The balance of the $4.0 million term loan as of September 30, 2010 was $3.3 million. As of September 30, 2010, there was no balance outstanding on the $2.0 million revolving credit facility.
As of September 30, 2010 Astrotech had $5.1 million of Senior Convertible Notes outstanding which mature on October 15, 2010, and pay interest on April 15 and October 15 annually. The $5.1 million of Senior Convertible Notes and the $3.3 million term loan are due this fiscal year.
Off-Balance Sheet Arrangements
We do not have any significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have no material changes to the disclosure made on this matter in our 2010 10-K.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Currently, the Company is not a party to any material pending legal proceedings, which in management’s opinion, would have a material adverse effect on our business, financial condition, or results of operation.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors described in our 2010 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended September 30, 2010, we did not issue any unregistered securities or repurchase any of our securities.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
During the quarter ended September 30, 2010, we did not have any defaults upon our senior securities.

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

Astrotech Corporation

Date: November 5, 2010	/s/ Thomas B. Pickens, III Thomas B. Pickens, III
Chief Executive Officer

/s/ John M. Porter John M. Porter
Senior Vice President and
Chief Financial Officer