Form 10-Q
period 2010-12-31
ASTROTECH Corp \WA\
filed 2011-02-04
CIK 1001907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of February 1, 2011 there were 19,270,238 shares of the registrant’s common stock outstanding.

ASTROTECH CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements
ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	December 31,	June 30,
	2010	2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$7,210	$8,085
Accounts receivable, net	2,502	5,676
Short-term note receivable, net	—	675
Prepaid expenses and other current assets	750	528

Total current assets	10,462	14,964

Property & equipment, net	39,229	39,920
Other assets, net	242	19
Long-term note receivable, net	675	—

Total assets	$50,608	$54,903

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$525	$859
Accrued liabilities	1,267	2,083
Deferred revenue	1,449	854
Term note payable	348	3,356
Senior convertible notes payable- 5.5%	—	5,111
Other current liabilities	36	78

Total current liabilities	3,625	12,341

Deferred revenue	533	350
Term note payable, net of current portion	6,595	—
Total liabilities	10,753	12,691

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 authorized shares, 0 issued and outstanding shares, at December 31, 2010 and June 30, 2010	—	—
Common stock, no par value, 75,000,000 shares authorized; issued: 18,240,491 shares at December 31, 2010; 17,081,543 shares at June 30, 2010	183,699	183,515
Treasury stock, 311,660 shares at cost	(237)	(237)
Additional paid-in capital	1,094	639
Accumulated deficit	(146,687)	(143,959)
Noncontrolling interest	1,986	2,254

Total stockholders’ equity	39,855	42,212

Total liabilities and stockholders’ equity	$50,608	$54,903

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenue	$4,641	$8,080	$9,947	$15,842
Cost of revenue	3,438	2,674	6,924	5,602

Gross profit	1,203	5,406	3,023	10,240

Operating expenses:
Selling, general and administrative	2,119	3,270	4,426	6,345
Research and development	883	328	1,706	1,002

Total operating expenses	3,002	3,598	6,132	7,347

Income (loss) from operations	(1,799)	1,808	(3,109)	2,893
Interest and other expense, net	(35)	(79)	(138)	(339)

Income (loss) before income taxes	(1,834)	1,729	(3,247)	2,554

Income tax expense	(5)	(50)	(11)	(75)

Net income (loss)	(1,839)	1,679	(3,258)	2,479

Less: Net loss attributable to noncontrolling interest	(277)	—	(534)	—

Net income (loss) attributable to Astrotech Corporation	$(1,562)	$1,679	$(2,724)	$2,479

Net income (loss) per share attributable to Astrotech Corporation, basic	$(0.09)	$0.10	$(0.15)	$0.15

Weighted average common shares outstanding, basic	17,853	16,534	17,627	16,504
Net income (loss) per share attributable to Astrotech Corporation, diluted	$(0.09)	$0.09	$(0.15)	$0.14

Weighted average common shares outstanding, diluted	17,853	18,590	17,627	17,897
See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	December 31,
	2010	2009
	(unaudited)
Cash flows from operating activities
Net income (loss)	$(3,258)	$2,479
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	777	333
Depreciation and amortization	1,104	1,066
Other	10	—
Changes in assets and liabilities:
Accounts receivable	3,174	2,871
Deferred revenue	778	(625)
Accounts payable	(334)	(2,407)
Advances for construction contract	—	411
Other assets and liabilities	(1,331)	(539)

Net cash provided by operating activities	920	3,589

Cash flows from investing activities
Purchases of property, equipment and leasehold improvements	(413)	(1,185)

Net cash used in investing activities	(413)	(1,185)

Cash flows from financing activities
Term loan repayment	(3,356)	(117)
Senior convertible notes repayment	(5,111)	—
Proceeds from term loan	6,943	—
Proceeds from issuance of common stock	142	29

Net cash used in financing activities	(1,382)	(88)

Net change in cash and cash equivalents	(875)	2,316
Cash and cash equivalents at beginning of period	8,085	4,730

Cash and cash equivalents at end of period	7,210	7,046

Supplemental disclosures of cash flow information:
Cash paid for interest	$215	$234

Cash paid for income taxes	$—	$—

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
Astrotech has experience supporting both manned and unmanned missions to space with product and service support including space hardware design and manufacturing, research and logistics expertise, engineering and support services, and payload processing and integration. Through new business initiatives such as 1st Detect Corporation (“1st Detect”) and Astrogenetix, Inc. (“Astrogenetix”), Astrotech is paving the way in the commercialization of space by translating space-based technology into terrestrial applications.
Our Business Units
Astrotech Space Operations (“ASO”)
ASO is the leading commercial supplier of satellite launch processing services in the United States. ASO provides processing support for government and commercial customers for their complex communication, earth observation and deep space satellites. ASO’s spacecraft processing facilities are among the elite in the industry, with more than 150,000 square feet of clean room space that can support the largest, five-meter class satellites. ASO has provided launch processing support for government and commercial customers for more than a quarter century, successfully processing more than 285 spacecraft.
Spacetech
Spacetech is an incubator intended to develop space-industry technologies into commercial applications to be sold to consumers and industry. Spacetech is currently focused on two business initiatives: 1st Detect and Astrogenetix. 1st Detect’s business began under a Space Act Agreement with the National Aeronautics and Space Administration (“NASA”) for a chemical detection unit to be used on the International Space Station. 1st Detect engineers are developing a Miniature Chemical Detector, a device based on mass spectrometry, that we believe will fill a niche by being highly accurate, lightweight, battery-powered, durable and inexpensive. Astrogenetix is a biotechnology company created to use the unique environment of space to develop novel therapeutic products. A natural extension of the many years of experience preparing, launching, and operating over 1,500 science payloads in space, Astrogenetix is in the process of developing products from microgravity discoveries.
(2) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Astrotech Corporation in accordance with United States generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

(3) Noncontrolling Interest
In January 2010, restricted shares of Astrotech subsidiaries, 1st Detect and Astrogenetix, were granted to certain employees, directors and officers, resulting in Astrotech owning less than 100% of the subsidiaries. The Company applied noncontrolling interest accounting for the period ended December 31, 2010, which requires us to clearly identify the noncontrolling interest in the balance sheets and income statements. We disclose three measures of net income (loss): net income (loss), net income (loss) attributable to noncontrolling interest, and net income (loss) attributable to Astrotech Corporation. Our operating cash flows in our consolidated statements of cash flows reflect net income (loss), while our basic and diluted net income (loss) per share calculations reflect net income (loss) attributable to Astrotech Corporation.

(In thousands)
Beginning balance at June 30, 2010	$2,254

Net loss attributable to noncontrolling interest	(534)
Capital contribution	213
Stock based compensation	53

Ending balance at December 31, 2010	$1,986

As of December 31, 2010 the Company’s share of income and losses is 86% for 1st Detect and 83% for Astrogenetix.
(4) Net Income (Loss) per Share
Basic net income (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method and the if-converted method. Dilutive potential common shares include outstanding stock options, convertible debt, and shared-based awards. Reconciliation and the components of basic and diluted net income (loss) per share are as follows (in thousands), except per share data:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Numerator:
Net income (loss) attributable to Astrotech Corporation, basic and diluted	$(1,562)	$1,679	$(2,724)	$2,479

Denominator:
Denominator for basic net income (loss) per share attributable to Astrotech Corporation — weighted average common stock outstanding	17,853	16,534	17,627	16,504

Dilutive common stock equivalents — common stock options and share-based awards	—	2,056	—	1,393

Denominator for diluted net income (loss) per share attributable to Astrotech Corporation — weighted average common stock outstanding and dilutive common stock equivalents	17,853	18,590	17,627	17,897

Basic net income (loss) per share attributable to Astrotech Corporation	$(0.09)	$0.10	$(0.15)	$0.15
Diluted net income (loss) per share attributable to Astrotech Corporation	$(0.09)	$0.09	$(0.15)	$0.14

The Senior Convertible Notes payable outstanding as of December 31, 2009, which are convertible into 340,904 shares of common stock at $15.00 per share, have not been included in the computation of diluted net income (loss) per share for the three and six months ended December 31, 2009, as the impact to net income (loss) per share is anti-dilutive. As of December 31, 2010, the Company paid off the $5.1 million of its Senior Convertible notes which matured on October 15, 2010, and have not been included in the computation of diluted net income (loss) per share.
Options to purchase 27,700 shares of common stock at exercise prices ranging from $4.40 to $34.38 per share outstanding for the three and six months ended December 31, 2010 were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive. Options to purchase 44,900 shares of common stock at exercise prices ranging from $4.40 to $48.75 per share outstanding for the three and six months ended December 31, 2009 were not included in diluted net income per share as the impact to net income per share is anti-dilutive.
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
A Summary of Revenue Recognition Methods

Services/Products Provided	Contract Type	Method of Revenue Recognition
Payload Processing Facilities	Firm Fixed Price — Mission Specific	Ratably, over the occupancy period of a satellite within the facility from arrival through launch

	Firm Fixed Price — Guaranteed Number of Missions	For multi-year contract payments recognized ratably over the contract period

Commercial Space Habitat Modules, Integration & Operations Support Services and Construction contracts	Firm Fixed Price	Percentage-of-completion based on costs incurred

Configuration Management, Engineering Services	Cost Reimbursable Award/Fixed Fee	Reimbursable costs incurred plus award/fixed fee

Commercial Products	Specific Purchase Order Based	At shipment

Grant	Cost Reimbursable Award	Reimbursable costs incurred as related research and development expenses are incurred
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

(6) Debt
Credit Facilities
In October 2010, we entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan terminates in October 2015 and the $3.0 million revolving credit facility expires October 2012. The term loan requires monthly payments of principal plus interest at the rate of prime plus 0.25%, but not less than 4.0%. The revolving credit facility allows multiple advances not to exceed $3.0 million, based on eligible accounts receivable, and incurs interest at the rate of prime plus 0.25%, but not less than 4.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. The balance of the $7.0 million term loan at December 31, 2010 was $6.9 million and there was no outstanding balance on the revolving credit facility at December 31, 2010.
The legacy term note outstanding at September 30, 2010 of $3.3 million was paid in full upon entering into the new financing arrangement. The legacy term note and credit financing facility have been closed as of October 2010.
The Company was in compliance with all covenants as of December 31, 2010.
Senior Convertible Notes
The $5.1 million of Senior Convertible Notes were retired in October 2010. The Company paid the $5.1 million of principal, plus accrued interest of $0.1 million, on the Senior Convertible Notes at the scheduled maturity.
(7) Fair Value Measurement
The accounting standard for fair value measurements defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. The standard is applicable whenever assets and liabilities are measured and included in the financial statements at fair value.
The fair value hierarchy established in the standard prioritizes the inputs used in valuation techniques into three levels as follows:
Level 1—Quoted prices in active markets for identical assets or liabilities.
Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the carrying amounts, estimated fair values and valuation input levels of certain of the Company’s financial instruments as of December 31, 2010 and June 30, 2010 (in thousands):

	December 31, 2010		June 30, 2010
	Carrying	Fair	Carrying	Fair	Valuation
	Amount	Value	Amount	Value	Inputs

Debt	$6,943	$6,943	$3,356	$3,356	Level 2
Senior convertible notes payable — 5.5%	—	—	5,111	4,808	Level 1

	$6,943	$6,943	$8,467	$8,164

The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, and accounts payable approximate their fair market value due to the relatively short duration of these instruments.
(8) Business and Credit Risk Concentration
A substantial portion of our revenue has been generated under contracts with the U.S. Government. During the six months ended December 31, 2010 and 2009, approximately 64% and 64%, respectively, of our revenues were generated under U.S. Government contracts. Accounts receivable totaled $2.5 million at December 31, 2010 of which 70% was attributable to the U.S. Government.
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
Key financial metrics for the six months ended December 31, 2010 are as follows:

	Six Months Ended		Six Months Ended
	December 31, 2010		December 31, 2009
Revenue and Income (Loss)		Income (loss)		Income (loss)
(in thousands)	Revenue	before income taxes	Revenue	before income taxes
ASO	$9,860	$233	$15,842	$5,679
Spacetech	$87	$(3,480)	$—	$(3,125)

	$9,947	$(3,247)	$15,842	$2,554

Assets	December 31, 2010		June 30, 2010
(in thousands)	Fixed Assets, net	Total Assets	Fixed Assets, net	Total Assets
ASO	$38,909	$47,207	$39,670	$48,670
Spacetech	$320	$3,401	$250	$6,233

	$39,229	$50,608	$39,920	$54,903

(10) State of Texas Funding
In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to serve the security, healthcare and industrial markets. In exchange for the award, 1st Detect granted a common stock purchase right and a note payable to the State of Texas. As of December 31, 2010, 1st Detect has received the first of two $0.9 million disbursements. The proceeds from the award can only be used to fund development of the Miniature Chemical Detector at 1st Detect, not for repaying existing debt or for use in other Company subsidiaries.
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
The note equals the disbursements to 1st Detect to date, accrues interest at 8% per year and cancels automatically at the earlier of (1) selling substantially all of the assets of 1st Detect, (2) selling more than 50% of common stock of 1st Detect or (3) in March 2020. No payments of interest or principal are due on the note unless there is a default, which would occur if 1st Detect moves its operations or headquarters outside of Texas at any time before March 2020. 1st Detect has the option to pay back the principal plus accrued interest by December 31, 2011, but repayment does not cancel the State of Texas’ common stock purchase right.
Management considers the likelihood of voluntarily repaying the note or of a default event as remote. As such, the first $0.9 million installment was accounted for as a contribution to equity in the period ended June 30, 2010. As of December 31, 2010, no default events have occurred.
(11) Equity and Other Long Term Incentive Plans
As of December 31, 2010, 447,480 shares of Common Stock were reserved for future grants under the 2008 Stock Incentive Plan. In the six months ended December 31, 2010 and 2009, we recognized compensation expense of $0.4 million and $0.5 million, respectively, for restricted stock and stock options outstanding.
On January 19, 2010, an independent committee of the Board of Directors of 1st Detect approved a grant of 1,180 restricted stock shares and 1,820 stock purchase warrants to certain officers, directors and employees of 1st Detect. The awards vest 50% a year over a 2 year period. We recognized compensation expense of $0.2 million for restricted stock and warrants outstanding for the six months ended December 31, 2010.
On January 19, 2010, an independent committee of the Board of Directors of Astrogenetix approved a grant of 1,550 restricted stock shares, of which 300 have been cancelled, and 2,050 stock purchase warrants to certain officers, directors and employees of Astrogenetix. The awards vest 50% a year over a 2 year period. We recognized compensation expense of $0.2 million for restricted stock and warrants outstanding for the six months ended December 31, 2010.
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

Stock Options
There were no options granted in the six months ended December 31, 2010. At December 31, 2010 and 2009, there was $0.1 million and $0.2 million, respectively, of total unrecognized compensation costs related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.8 years.
The Company’s stock options activity for the three months ended December 31, 2010 was as follows:

	Shares	Weighted Average
	(in thousands)	Exercise Price
Outstanding at September 30, 2010	404	$1.81

Granted	—	—
Exercised	—	—
Cancelled or expired	(8)	13.05

Outstanding at December 31, 2010	396	$1.59

The Company’s stock options activity for the six months ended December 31, 2010 was as follows:

	Shares	Weighted Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2010	745	$1.45

Granted	—	—
Exercised	(329)	0.43
Cancelled or expired	(20)	15.20

Outstanding at December 31, 2010	396	$1.59

Restricted Stock
At December 31, 2010 and 2009, there was $1.3 million and $2.9 million of unrecognized compensation costs related to restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.6 years.
The Company’s restricted stock activity for the three months ended December 31, 2010 was as follows:

		Weighted
		Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Non-vested at September 30, 2010	1,673	$1.13

Granted	—	—
Vested	(276)	1.14
Cancelled or expired	—	—

Non-vested at December 31, 2010	1,397	$1.13

The Company’s restricted stock activity for the six months ended December 31, 2010 was as follows:

		Weighted
		Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Non-vested at June 30, 2010	2,336	$1.17

Granted	—	—
Vested	(849)	1.15
Cancelled or expired	(90)	1.85

Non-vested at December 31, 2010	1,397	$1.13

Restricted Stock 1st Detect
At December 31, 2010, there was $0.3 million of unrecognized compensation costs related to restricted stock and warrants, which is expected to be recognized over a weighted average period of 1.0 years.
1st Detect restricted stock activity for the three months ended December 31, 2010 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at September 30, 2010	1,180	$212.00

Granted	—	—
Vested	—	—
Cancelled or expired	—	—

Non-vested at December 31, 2010	1,180	$212.00

1st Detect restricted stock activity for the six months ended December 31, 2010 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at June 30, 2010	1,180	$212.00

Granted	—	—
Vested	—	—
Cancelled or expired	—	—

Non-vested at December 31, 2010	1,180	$212.00

Restricted Stock Astrogenetix
At December 31, 2010, there was $0.2 million of unrecognized compensation costs related to restricted stock and warrants, which is expected to be recognized over a weighted average period of 1.0 years.
Astrogenetix restricted stock activity for the three months ended December 31, 2010 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at September 30, 2010	1,250	$167.00

Granted	—	—
Vested	—	—
Cancelled or expired	—	—

Non-vested at December 31, 2010	1,250	$167.00

Astrogenetix restricted stock activity for the six months ended December 31, 2010 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at June 30, 2010	1,550	$167.00

Granted	—	—
Vested	—	—
Cancelled or expired	300	167.00

Non-vested at December 31, 2010	1,250	$167.00

(12) Income Taxes
The Company accrues a provision for federal, and state at the applicable statutory rates adjusted for non-deductible expenses, tax-exempt income, and the application of a valuation allowance for certain deferred tax assets for which management believes there is uncertainty regarding their realization. The provision for income taxes may include amounts intended to satisfy unfavorable adjustments by tax authorities in any current or future examination of the Company’s income tax returns.
For the three and six months ended December 31, 2010 and 2009, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording an increase in the valuation allowance against net U.S. deferred tax assets as there is substantial doubt we will realize the majority of the benefit of our net deferred tax assets.
The Company files income tax returns in the U.S. federal jurisdiction and in various states. Due to the Company’s loss carryover position, it is subject to U.S. federal and state income tax examination adjustments to its carryover benefits generated after 1999. Currently, the Company is not under examination.
The Company had no liability for unrecognized tax benefits at December 31, 2010 or June 30, 2010.
(13) Early Termination of Cost Plus Award Fee Contract
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
(14) Purchase of Common Stock
Common stock repurchases under the Company’s securities repurchase program may be made from time-to-time, in the open market, through block trades or otherwise in accordance with applicable regulations of the Securities and Exchange Commission. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. Additionally, the timing of such transactions will depend on other corporate strategies and will be at the discretion of the management of the Company.

In March 2009, the Company repurchased 300,000 shares of Common Stock at a price of $0.40 per share, pursuant to the securities repurchase program. As of December 31, 2010, we had repurchased 311,660 shares of common stock at a cost of $0.2 million, which represents an average cost of $0.76 per share, and $1.1 million of Senior Convertible Notes payable. As a result, the Company is authorized to repurchase an additional $5.7 million of securities under this program.
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
(16) Related Party Transactions
Director Compensation
In August 2009, the Board of Directors granted 525,000 total restricted shares valued at $0.6 million to directors from the 2008 Stock Incentive Plan. The restricted shares vest 33.33% a year for three years and expire upon termination. Compensation expense of $0.1 million was recorded in the six months ended December 31, 2010 for these awards.
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

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:
•	The effect of economic conditions in the U.S. or other space faring nations that could impact our ability to access space and support or gain customers;

•	Delays in the timing of performance of contracts;

•	Uncertainty about, and our ability to raise sufficient capital to meet our long and short-term liquidity requirements;

•	Our ability to successfully pursue our business plan;

•	Whether we will fully realize the economic benefits under our U.S. Government and other customer contracts;

•	Technological difficulties and potential legal claims arising from any technological difficulties;

•	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by the manned and unmanned space programs that replace the Space Shuttle Program;

•	Uncertainty in government funding and support for key space programs;

•	The impact of competition on our ability to win new contracts;

•	Uncertainty in securing reliable and consistent access to space, including access to, and use of, the International Space Station; and

•	Risks described in the “Risk Factors” section of our 2010 Form 10-K.
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
Overview
Astrotech was formed in 1984 to leverage the environment of space for commercial purposes. For the last 27 years, the Company has remained a crucial player in space commerce activities. We have supported the launch of 23 shuttle missions and more than 285 spacecraft, building space hardware and processing facilities, and preparing and processing scientific research for microgravity.
We offer products and services in the following areas:
•	Facilities and support services necessary for the preparation of satellites and payloads for launch.

•	Commercialization of space-based technologies into real-world applications.

•	Expertise in qualifying hardware for spaceflight and the habitability and occupational challenges of space.
Our Business Units
Astrotech Space Operations (ASO)
ASO provides support for its government and commercial customers to successfully process complex communication, Earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our ASO facilities can accommodate five meter class satellites encompassing the majority of U.S. based satellite preparation services. ASO accounted for 98% of our consolidated revenues for the three months ended December 31, 2010 and 99% of our consolidated revenues for the six months ended December 31, 2010. Revenue for our ASO business unit is primarily generated from various fixed-priced contracts with launch service providers in both the commercial and government markets. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing a spacecraft for launch. The revenue and cash flows generated from our ASO operations are related to the number of spacecraft launches. Other factors that have impacted, and are expected to continue to impact earnings and cash flows for this business include:
•
Our ability to control our capital expenditures, which primarily are limited to modifications to accommodate payload processing for new launch vehicles, upgrading communications infrastructure and other building improvements.

•	The limited availability of competing facilities at the major domestic launch sites that can offer comparable services, leading to an increase in government use of our services.

•	Our ability to complete customer specified facility modifications within budgeted costs and time commitments.

•	Our ability to control and reduce costs in order to maximize profitability of our fixed-priced contracts.

Spacetech
Our Spacetech business unit is an incubator intended to commercialize space-industry technologies into applications to be sold to consumers and industry. The 1st Detect Miniature Chemical Detector and the Astrogenetix microgravity processing platform are initiatives being developed under our Spacetech business unit. The 1st Detect Miniature Chemical Detector, which is in development, is a low power, portable chemical detection device intended to be utilized for a variety of applications. 1st Detect has been awarded a Developmental Testing and Evaluation designation from the U.S. Department of Homeland Security as a “promising anti-terrorism technology”, and is the recipient of a Phase I and Phase II award from the U.S. Army’s Chemical and Biological Defense (“CBD”) Small Business Innovation Research (“SBIR”) Program. Additionally, 1st Detect received a $1.8 million award from the Texas Emerging Technology Fund. Astrogenetix is performing drug discovery in microgravity and NASA has designated this work as the National Lab Pathfinder Missions. Astrogenetix has identified a vaccine candidate for Salmonella and is currently conducting microgravity research on MRSA.
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
Management believes there have been no significant changes during the three and six months ended December 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 10-K.
Results of Operation
Three months ended December 31, 2010 compared to three months ended December 31, 2009:
Selected consolidated financial data for the three months ended December 31, 2010 and 2009 is as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2010	2009
Revenue	$4,641	$8,080
Gross profit	1,203	5,406

Gross margin	26%	67%

Selling, general and administrative	2,119	3,270
Research and development	883	328

Operating expenses	$3,002	$3,598

Interest and other expense, net	(35)	(79)
Income tax expense	(5)	(50)

Consolidated net income (loss)	$(1,839)	$1,679
Less: Net loss attributable to noncontrolling interest	(277)	—

Net income (loss) attributable to Astrotech Corporation	$(1,562)	$1,679

Revenue. Total revenue decreased to $4.6 million for the three months ended December 31, 2010, from $8.1 million for the comparable period in fiscal 2010. This decrease is primarily attributable to a decreased launch schedule. Additionally, the three months ended December 31, 2009 includes revenue earned from the multi-year guaranteed mission contract with United Launch Alliance.
Gross Profit. Gross profit decreased to $1.2 million for the three months ended December 31, 2010, from $5.4 million for the comparable period in fiscal 2010. The decrease in gross profit was attributable to the decline in revenue and an increase in variable mission related expenses.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased to $2.1 million for the three months ended December 31, 2010, from $3.3 million for the comparable period in fiscal 2010. The decrease was primarily attributable to a reduction in outside consulting fees and reduced costs associated with lower headcount as part of the fiscal year 2011 corporate realignment.
Research and Development Expense. Research and development expense increased to $0.9 million for the three months ended December 31, 2010, from $0.3 million for the comparable period in fiscal 2010. The increase was primarily attributable to our continued investments in the development of the 1st Detect Miniature Chemical Detector, including an increase in headcount and stock based compensation.
Six months ended December 31, 2010 compared to six months ended December 31, 2009:
Selected consolidated financial data for the six months ended December 31, 2010 and 2009 is as follows (dollars in thousands):

	Six Months Ended
	December 31,
	2010	2009
Revenue	$9,947	$15,842
Gross profit	3,023	10,240

Gross margin	30%	65%

Selling, general and administrative	4,426	6,345
Research and development	1,706	1,002

Operating expenses	$6,132	$7,347

Interest and other expense, net	(138)	(339)
Income tax expense	(11)	(75)

Consolidated net income (loss)	$(3,258)	$2,479
Less: Net loss attributable to noncontrolling interest	(534)	—

Net income (loss) attributable to Astrotech Corporation	$(2,724)	$2,479

Revenue. Total revenue decreased to $9.9 million for the six months ended December 31, 2010, from $15.8 million for the comparable period in fiscal 2010. This decrease is primarily attributable to a decreased launch schedule. Additionally, the six months ended December 31, 2009 includes revenue earned for the completion of construction on our newest 5-meter satellite facility and associated building improvement projects at Vandenberg Airforce Base (“VAFB”) and revenue earned from the multi-year guaranteed mission contract with United Launch Alliance.
Gross Profit. Gross profit decreased to $3.0 million for the six months ended December 31, 2010, from $10.2 million for the comparable period in fiscal 2010. The decrease in gross profit was attributable to the decline in revenue and an increase in variable mission related expenses.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased to $4.4 million for the six months ended December 31, 2010, from $6.3 million for the comparable period in fiscal 2010. The decrease was primarily attributable to a reduction in outside consulting fees and reduced costs associated with lower headcount as part of the fiscal year 2011 corporate realignment.

Research and Development Expense. Research and development expense increased to $1.7 million for the six months ended December 31, 2010, from $1.0 million for the comparable period in fiscal 2010. The increase was primarily attributable to our continued investments in the development of the 1st Detect Miniature Chemical Detector, including an increase in headcount and stock based compensation.
Interest and Other Expense, net. Interest and other expense, net, decreased to $0.1 million for the six months ended December 31, 2010, from $0.3 million for the comparable period in fiscal 2010. The six months ended December 31, 2009 includes the write-off of $0.2 million of aerospace metals and interest expense relating to the Senior Convertible Notes, which were retired in October 2010.
Liquidity and Capital Resources
As of December 31, 2010, we had cash and cash equivalents of $7.2 million and our working capital was approximately $6.8 million. As of December 31, 2009, we had cash and cash equivalents of $7.0 million and our working capital was approximately $6.9 million.
The following is a summary of the change in our cash and cash equivalents (in thousands):

	Six Months Ended
	December 31,
	2010	2009
Net cash provided by operating activities	$920	$3,589
Net cash used in investing activities	(413)	(1,185)
Net cash used in financing activities	(1,382)	(88)

Net change in cash and cash equivalents	$(875)	$2,316

Operating Activities
Cash provided by operations for the six months ended December 31, 2010 was $1.0 million as compared to $3.6 million of cash provided by operations for the six months ended December 31, 2009. Significant noncash items affecting operating cash flows at December 31, 2010 were depreciation and amortization of $1.1 million and employee incentive compensation of $0.8 million. Significant noncash items affecting operating cash flows at December 31, 2009 were depreciation and amortization of $1.1 million and employee incentive compensation of $0.3 million.
Changes in assets and liabilities affecting our operating cash flows for the six months ended December 31, 2010 are as follows:
Assets. Accounts receivable decreased $3.2 million during the six months ended December 31, 2010. This is the result of the timing of payments received by the Company and the receipt of $1.2 million relating to the ARES contract (See note 13).
Liabilities. Deferred revenue increased $0.8 million in the six months ended December 31, 2010. Deferred revenue represents amounts collected from customers for projects, products, or services expected to be provided at a future date. The change is a result of a timing difference between cash collections on payload processing customer contracts and amounts earned as revenue.
Investing Activities
Cash used in investing activities for the six months ended December 31, 2010 was $0.4 million as compared with $1.2 million for the six months ended December 31, 2009. The decline in capital expenditures resulted from the completion of an administrative customer support building at VAFB in 2009.
Financing Activities
Cash used in financing activities for the six months ended December 31, 2010 was $1.4 million as compared with cash used in financing activities of $0.1 million for the six months ended December 31, 2009.

Credit Facilities. In October 2010, we entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan terminates in October 2015 and the $3.0 million revolving credit facility expires October 2012. The term loan requires monthly payments of principal plus interest at the rate of prime plus 0.25%, but not less than 4.0%. The revolving credit facility allows multiple advances not to exceed $3.0 million, based on eligible accounts receivable, and incurs interest at the rate of prime plus 0.25%, but not less than 4.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. The balance of the $7.0 million term loan at December 31, 2010 was $6.9 million and there was no outstanding balance on the revolving credit facility at December 31, 2010.
The legacy term note outstanding in October 2010 of $3.3 million was paid in full upon entering into the new financing facility. The legacy term note and credit financing facility have been closed as of October 2010.
The Company was in compliance with all covenants as of December 31, 2010.
Senior Convertible Notes. The $5.1 million of Senior Convertible Notes were retired in October 2010. The company paid the $5.1 million of principal, plus accrued interest of $0.1 million, on the Senior Convertible Notes at the scheduled maturity.
Income Taxes
The Company accrues a provision for federal, and state at the applicable statutory rates adjusted for non-deductible expenses, tax-exempt income, and the application of a valuation allowance for certain deferred tax assets for which management believes there is uncertainty regarding their realization. The provision for income taxes may include amounts intended to satisfy unfavorable adjustments by tax authorities in any current or future examination of the Company’s income tax returns.
For the three and six months ended December 31, 2010 and 2009, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording an increase in the valuation allowance against net U.S. deferred tax assets as there is substantial doubt we will realize the majority of the benefit of our net deferred tax assets.
The Company files income tax returns in the U.S. federal jurisdiction and in various states. Due to the Company’s loss carryover position, it is subject to U.S. federal and state income tax examination adjustments to its carryover benefits generated after 1999. Currently, the Company is not under examination.
The Company had no liability for unrecognized tax benefits at December 31, 2010 or June 30, 2010.
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

(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the quarter ended December 31, 2010, we did not issue any unregistered securities or repurchase any of our securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
During the quarter ended December 31, 2010, we did not have any defaults upon our senior securities.

ITEM 5.	OTHER INFORMATION Not applicable.

ITEM 6.	EXHIBITS
The following exhibits are filed herewith:

Exhibit No.	Description

10
Loan Agreement, dated as of October 21, 2010, by and among Astrotech Space Operations, Inc., Astrotech Corporation, Astrotech Florida Holdings, Inc., and American Bank, N.A. (filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K, filed on October 26, 2010 and incorporated herein by reference).

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

Astrotech Corporation
Date: February 4, 2011	/s/ Thomas B. Pickens, III
Thomas B. Pickens, III
Chief Executive Officer

/s/ John M. Porter
John M. Porter
Senior Vice President and Chief Financial Officer