Form 10-Q
period 2011-03-31
ASTROTECH Corp \WA\
filed 2011-05-02
CIK 1001907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of April 28, 2011 there were 19,270,238 shares of the registrant’s common stock outstanding.

ASTROTECH CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements
ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	June 30,
	2011	2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$7,489	$8,085
Accounts receivable, net	3,018	5,676
Short-term note receivable, net	—	675
Prepaid expenses and other current assets	1,098	528

Total current assets	11,605	14,964

Property & equipment, net	38,867	39,920
Other assets, net	212	19
Long-term note receivable, net	675	—

Total assets	$51,359	$54,903

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$786	$859
Accrued liabilities	1,452	2,083
Deferred revenue	2,413	854
Term note payable	348	3,356
Senior convertible notes payable- 5.5%	—	5,111
Other current liabilities	—	78

Total current liabilities	4,999	12,341

Deferred revenue	533	350
Term note payable, net of current portion	6,508	—
Total liabilities	12,040	12,691

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 authorized shares, 0 issued and outstanding shares, at March 31, 2011 and June 30, 2010	—	—
Common stock, no par value, 75,000,000 shares authorized; issued: 18,331,325 at March 31, 2011; 17,081,543 shares at June 30, 2010	183,712	183,515
Treasury stock, 311,660 shares at cost	(237)	(237)
Additional paid-in capital	1,104	639
Accumulated deficit	(147,129)	(143,959)
Noncontrolling interest	1,869	2,254

Total stockholders’ equity	39,319	42,212

Total liabilities and stockholders’ equity	$51,359	$54,903

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenue	$5,720	6,647	$15,667	$22,489
Cost of revenue	3,142	3,360	10,066	8,962

Gross profit	2,578	3,287	5,601	13,527

Operating expenses:
Selling, general and administrative	1,941	3,170	6,367	9,515
Research and development	1,256	1,117	2,962	2,119

Total operating expenses	3,197	4,287	9,329	11,634

Income (loss) from operations	(619)	(1,000)	(3,728)	1,893
Interest and other expense, net	(70)	(26)	(208)	(366)

Income (loss) before income taxes	(689)	(1,026)	(3,936)	1,527

Income tax expense	(5)	53	(16)	(22)

Net income (loss)	(694)	(973)	(3,952)	1,505

Less: Net loss attributable to noncontrolling interest	(248)	(326)	(781)	(326)

Net income (loss) attributable to Astrotech Corporation	$(446)	$(647)	$(3,171)	$1,831

Net income (loss) per share attributable to Astrotech Corporation, basic	$(0.02)	$(0.04)	$(0.18)	$0.11

Weighted average common shares outstanding, basic	17,958	16,610	17,744	16,531
Net income (loss) per share attributable to Astrotech Corporation, diluted	$(0.02)	$(0.04)	$(0.18)	$0.10

Weighted average common shares outstanding, diluted	17,958	16,610	17,744	18,278
See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	March 31,
	2011	2010
	(unaudited)
Cash flows from operating activities
Net income (loss)	$(3,952)	$1,505
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	927	753
Depreciation and amortization	1,674	1,601
Other	23	—
Changes in assets and liabilities:
Accounts receivable	2,658	4,009
Deferred revenue	1,742	(2,374)
Accounts payable	(73)	(2,315)
Other assets and liabilities	(1,511)	(184)

Net cash provided by operating activities	1,488	2,995

Cash flows from investing activities
Purchases of property, equipment and leasehold improvements	(621)	(1,347)

Net cash used in investing activities	(621)	(1,347)

Cash flows from financing activities
Term loan repayment	(3,356)	(200)
Senior convertible notes repayment	(5,111)	—
Proceeds from term loan	6,943	—
Proceeds from issuance of common stock	148	75
Term loan payment	(87)	—

Net cash used in financing activities	(1,463)	(125)

Net change in cash and cash equivalents	(596)	1,523
Cash and cash equivalents at beginning of period	8,085	4,730

Cash and cash equivalents at end of period	7,489	6,253

Supplemental disclosures of cash flow information:
Cash paid for interest	$297	278

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
Astrotech has experience supporting both manned and unmanned missions to space with product and service support including space hardware design and manufacturing, research and logistics expertise, engineering and support services, and payload processing and integration. Through new business initiatives, such as 1st Detect Corporation (“1st Detect”) and Astrogenetix, Inc. (“Astrogenetix”), Astrotech is paving the way in the commercialization of space by translating space-based technology into terrestrial applications.
Our Business Units
Astrotech Space Operations (“ASO”)
ASO is the leading commercial supplier of satellite launch processing services in the United States. ASO provides processing support for government and commercial customers for their complex communication, earth observation and deep space satellites. ASO’s spacecraft processing facilities are among the elite in the industry, with more than 150,000 square feet of clean room space that can support the largest, five-meter class satellites. ASO has provided launch processing support for government and commercial customers for more than a quarter century, successfully processing more than 290 spacecraft.
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
(2) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Astrotech Corporation in accordance with United States generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

(3) Noncontrolling Interest
In January 2010, restricted shares of Astrotech subsidiaries, 1st Detect and Astrogenetix, were granted to certain employees, directors and officers, resulting in Astrotech owning less than 100% of the subsidiaries. The Company applied noncontrolling interest accounting for the period ended March 31, 2011, which requires us to clearly identify the noncontrolling interest in the balance sheets and income statements. We disclose three measures of net income (loss): net income (loss), net income (loss) attributable to noncontrolling interest, and net income (loss) attributable to Astrotech Corporation. Our operating cash flows in our consolidated statements of cash flows reflect net income (loss), while our basic and diluted net income (loss) per share calculations reflect net income (loss) attributable to Astrotech Corporation.

(In thousands)
Beginning balance at June 30, 2010	$2,254

Net loss attributable to noncontrolling interest	(781)
Capital contribution	348
Stock based compensation	48

Ending balance at March 31, 2011	$1,869

As of March 31, 2011, the Company’s share of income and losses is 86% for 1st Detect and 83% for Astrogenetix.
(4) Net Income (Loss) per Share
Basic net income (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method and the if-converted method. Dilutive potential common shares include outstanding stock options, convertible debt, and shared-based awards. Reconciliation and the components of basic and diluted net income (loss) per share are as follows:

	(In thousands), except per share data:
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Numerator:
Net income (loss) attributable to Astrotech Corporation, basic and diluted	$(446)	$(647)	$(3,171)	$1,831

Denominator:
Denominator for basic net income (loss) per share attributable to Astrotech Corporation weighted average common stock outstanding	17,958	16,610	17,744	16,531

Dilutive common stock equivalents — common stock options and share-based awards	—	—	—	1,747

Denominator for diluted net income (loss) per share attributable to Astrotech Corporation weighted average common stock outstanding and dilutive common stock equivalents	17,958	16,610	17,744	18,278

Basic net income (loss) per share attributable to Astrotech Corporation	$(0.02)	$(0.04)	$(0.18)	$0.11
Diluted net income (loss) per share attributable to Astrotech Corporation	$(0.02)	$(0.04)	$(0.18)	$0.10

For the period ended March 31, 2011, the Senior Convertible Notes were not included in the computation of diluted net income (loss) per share due to the notes being retired in October 2010. As of March 31, 2010, the Senior Convertible notes payable outstanding, which were convertible into 340,904 shares of common stock at $15.00 per share, were not included in the computation of diluted net income (loss) per share as the impact to net income (loss) per share is anti-dilutive.
Options to purchase 377,350 shares of common stock at exercise prices ranging from $0.30 to $26.00 per share outstanding, for the three and nine months ended March 31, 2011, were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive. Options to purchase 882,173 shares of common stock at exercise prices ranging from $0.30 to $48.75 per share outstanding for the three months ended March 31, 2010, were not included in diluted net income per share as the impact to net income per share is anti-dilutive. Options to purchase 40,900 shares of common stock at exercise prices ranging from $4.40 to $48.75 per share outstanding for the nine months ended March 31, 2010 were not included in diluted net income per share as the impact to net income per share is anti-dilutive.
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
A Summary of Revenue Recognition Methods

Services/Products Provided	Contract Type	Method of Revenue Recognition
Payload Processing Facilities	Firm Fixed Price — Mission Specific	Ratably, over the occupancy period of a satellite within the facility from arrival through launch

	Firm Fixed Price — Guaranteed Number of Missions	For multi-year contract, payments recognized ratably over the contract period

Commercial Space Habitat Modules, Integration & Operations Support Services and Construction contracts	Firm Fixed Price	Percentage-of-completion based on costs incurred

Configuration Management, Engineering Services	Cost Reimbursable Award/Fixed Fee	Reimbursable costs incurred plus award/fixed fee

Commercial Products	Specific Purchase Order Based	At shipment

Grant	Cost Reimbursable Award	As costs are incurred for related research and development expenses
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

(6) Debt
Credit Facilities
In October 2010, we entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan terminates in October 2015 and the $3.0 million revolving credit facility expires in October 2012. The term loan requires monthly payments of principal plus interest at the rate of prime plus 0.25%, but not less than 4.0%. The revolving credit facility allows multiple advances not to exceed $3.0 million, based on eligible accounts receivable, and incurs interest at the rate of prime plus 0.25%, but not less than 4.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. The balance of the $7.0 million term loan at March 31, 2011 was $6.9 million and there was no outstanding balance on the revolving credit facility at March 31, 2011.
The legacy term note of $3.3 million outstanding, at September 30, 2010, was paid in full upon entering into the new financing arrangement. The legacy term note and credit financing facility were closed as of October 2010.
The Company was in compliance with all covenants as of March 31, 2011.
Senior Convertible Notes
The $5.1 million of Senior Convertible Notes were retired in October 2010. The Company paid the $5.1 million of principal, plus accrued interest of $0.1 million, at the scheduled maturity.
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
The following table presents the carrying amounts, estimated fair values and valuation input levels of certain of the Company’s financial instruments as of March 31, 2011 and June 30, 2010 (in thousands):

	March 31, 2011		June 30, 2010
	Carrying	Fair	Carrying	Fair	Valuation
	Amount	Value	Amount	Value	Inputs
Debt	$6,856	$6,856	$3,356	$3,356	Level 2
Senior convertible notes payable — 5.5%	—	—	5,111	4,808	Level 1

	$6,856	$6,856	$8,467	$8,164

The carrying value of the Company’s debt at March 31, 2011 approximates fair value based on rates available for similar debt available to comparable companies in the marketplace. The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, and accounts payable approximate their fair market value due to the relatively short duration of these instruments.
(8) Business and Credit Risk Concentration
A substantial portion of our revenue has been generated under contracts with the U.S. Government. During the nine months ended March 31, 2011 and 2010, approximately 72% and 53%, respectively, of our revenues were generated under U.S. Government contracts. Accounts receivable totaled $3.0 million at March 31, 2011 of which 38% was attributable to the U.S. Government.

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
Key financial metrics for the nine months ended March 31, 2011 are as follows:

	Nine Months Ended		Nine Months Ended
	March 31, 2011		March 31, 2010
Revenue and Income		Income (loss)		Income (loss)
(in thousands)	Revenue	before income taxes	Revenue	before income taxes
ASO	$15,435	1,107	$22,489	6,546
Spacetech	$232	(5,043)	$—	(5,019)

	$15,667	(3,936)	$22,489	1,527

Assets	March 31, 2011		June 30, 2010
(in thousands)	Fixed Assets, net	Total Assets	Fixed Assets, net	Total Assets
ASO	$38,494	49,193	$39,670	48,670
Spacetech	$373	2,166	$250	6,233

	$38,867	51,359	$39,920	54,903

(10) State of Texas Funding
In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to serve the security, healthcare and industrial markets. In exchange for the award, 1st Detect granted a common stock purchase right and a note payable to the State of Texas. As of March 31, 2011, 1st Detect has received the first of two $0.9 million disbursements. The proceeds from the award can only be used to fund development of the Miniature Chemical Detector at 1st Detect, not for repaying existing debt or for use in other Company subsidiaries.
The common stock purchase right is exercisable at the first “Qualifying Financing Event”, which is essentially a change in control or third party equity investment in 1st Detect. The number of shares available to the State of Texas, at the price of par value, is calculated as the total disbursements (numerator) divided by the stock price established in the Qualifying Financing Event (denominator). If the first Qualifying Financing Event does not occur within 18 months of the agreement’s effective date, the number of shares available for purchase will equal the total disbursements (numerator) divided by $100 (denominator).
The note equals the disbursements to 1st Detect to date, accrues interest at 8% per year and cancels automatically at the earlier of (1) selling substantially all of the assets of 1st Detect, (2) selling more than 50% of common stock of 1st Detect or (3)  March 2020. No payments of interest or principal are due on the note unless there is a default, which would occur if 1st Detect moves its operations or headquarters outside of Texas at any time before March 2020. 1st Detect has the option to pay back the principal plus accrued interest by December 31, 2011, but repayment does not cancel the State of Texas’ common stock purchase right.
Management considers the likelihood of voluntarily repaying the note or of a default event as remote. As such, the first $0.9 million installment was accounted for as a contribution to equity in the period ended June 30, 2010. As of March 31, 2011, no default events have occurred.

(11) Equity and Other Long Term Incentive Plans
As of March 31, 2011, 447,480 shares of common stock were reserved for future grants under the 2008 Stock Incentive Plan. In the nine months ended March 31, 2011 and 2010, we recognized compensation expense of $0.6 million and $0.6 million, respectively, for restricted stock and stock options outstanding.
On January 19, 2010, an independent committee of the Board of Directors of 1st Detect approved a grant of 1,180 restricted stock shares and 1,820 stock purchase warrants to certain officers, directors and employees of 1st Detect. The awards vest 50% a year over a two year period. In the nine months ended March 31, 2011 and 2010, we recognized compensation expense of $0.2 million and $0.1 million, respectively, for restricted stock and warrants outstanding.
On January 19, 2010, an independent committee of the Board of Directors of Astrogenetix approved a grant of 1,550 restricted stock shares, of which 300 have been cancelled, and 2,050 stock purchase warrants to certain officers, directors and employees of Astrogenetix. The awards vest 50% a year over a two year period. In the nine months ended March 31, 2011 and 2010, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for restricted stock and warrants outstanding.
Equity Grants
In the first and second quarters of the fiscal year ended June 30, 2010, the Compensation Committee of the Board of Directors granted directors, named executive officers and employees 1,995,559 and 410,000, respectively, of restricted shares in recognition of the positive fiscal 2009 financial and operating performance. The shares were issued from the 2008 Stock Incentive Plan, vest 33.33% a year over a three-year period and expire upon employee termination.
Stock Options
There were no options granted in the nine months ended March 31, 2011. At March 31, 2011 and 2010, there were $0.1 million and $0.1 million, respectively, of total unrecognized compensation costs related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.6 years.
The Company’s stock options activity for the three months ended March 31, 2011 was as follows:

	Shares	Weighted Average
	(in thousands)	Exercise Price
Outstanding at December 31, 2010	396	$1.59

Granted	—	—
Exercised	(15)	0.35
Cancelled or expired	(4)	34.38

Outstanding at March 31, 2011	377	$1.28

The Company’s stock options activity for the nine months ended March 31, 2011 was as follows:

	Shares	Weighted Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2010	745	$1.45

Granted	—	—
Exercised	(344)	0.43
Cancelled or expired	(24)	18.43

Outstanding at March 31, 2011	377	$1.28

Restricted Stock
At March 31, 2011 and 2010, there were $1.1 million and $2.6 million respectively, of unrecognized compensation costs related to restricted stock, which is expected to be recognized over a weighted average period of 1.4 years.
The Company’s restricted stock activity for the three months ended March 31, 2011 was as follows:

		Weighted
		Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Non-vested at December 31, 2010	1,397	$1.13

Granted	—	—
Issued	61	1.24
Vested	(76)	1.02
Cancelled or expired	—	—

Non-vested at March 31, 2011	1,382	$1.14

The Company’s restricted stock activity for the nine months ended March 31, 2011 was as follows:

		Weighted
		Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Non-vested at June 30, 2010	2,336	$1.17

Granted	—	—
Issued	61	1.24
Vested	(925)	1.14
Cancelled or expired	(90)	1.85

Non-vested at March 31, 2011	1,382	$1.14

Restricted Stock 1st Detect
At March 31, 2011, there was $0.2 million of unrecognized compensation costs related to restricted stock and warrants, which is expected to be recognized over a weighted average period of 0.8 years. In the nine months ended March 31, 2011 and 2010, we recognized compensation expense of $0.2 million and $0.1 million, respectively, for restricted stock and warrants outstanding.
1st Detect restricted stock activity for the three months ended March 31, 2011 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at December 31, 2010	1,180	$212.00

Granted	—	—
Vested	—	—
Cancelled or expired	—	—

Non-vested at March 31, 2011	1,180	$212.00

1st Detect restricted stock activity for the nine months ended March 31, 2011 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at June 30, 2010	1,180	$212.00

Granted	—	—
Vested	—	—
Cancelled or expired	—	—

Non-vested at March 31, 2011	1,180	$212.00

Restricted Stock Astrogenetix
At March 31, 2011, there was $0.1 million of unrecognized compensation costs related to restricted stock and warrants, which is expected to be recognized over a weighted average period of 0.8 years. In the nine months ended March 31, 2011 and 2010, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for restricted stock and warrants outstanding.
Astrogenetix restricted stock activity for the three months ended March 31, 2011 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at December 31, 2010	1,250	$167.00

Granted	—	—
Vested	—	—
Cancelled or expired	—	—

Non-vested at March 31, 2011	1,250	$167.00

Astrogenetix restricted stock activity for the nine months ended March 31, 2011 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at June 30, 2010	1,550	$167.00

Granted	—	—
Vested	—	—
Cancelled or expired	(300)	167.00

Non-vested at March 31, 2011	1,250	$167.00

(12) Income Taxes
The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of March 31, 2011, the Company has established a full valuation allowance against all of its net deferred tax assets.
FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had no liability for unrecognized tax benefits at March 31, 2011 or June 30, 2010.

For the three and nine months ended March 31, 2011 and 2010, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.
The Company files income tax returns in the U.S. federal jurisdiction and in various states. Due to the Company’s loss carryover position, it is subject to U.S. federal and state income tax examination adjustments to its carryover benefits generated after 1999.

Currently, the Company is under examination by the Internal Revenue Service for our 2009 tax year.
(13) Early Termination of Cost Plus Award Fee Contract
The Company and ARES have resolved certain issues relative to the early termination of the subcontract in May 2008, including, but not limited to, a receivable from ARES under this agreement totaling $1.4 million. The Company wrote off $0.1 million of unbilled receivables in connection with this agreement in the period ended June 30, 2010. In July 2010, the Company received $1.2 million from ARES. The remaining $0.2 million balance is expected to be paid upon completion of the 2005 through 2008 governmental audits by the DCAA.
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
As of March 31, 2011, we had repurchased 311,660 shares of common stock at a cost of $0.2 million, which represents an average cost of $0.76 per share, and $1.1 million of Senior Convertible Notes payable. As a result, the Company is authorized to repurchase an additional $5.7 million of securities under this program.
(15) Board of Director Resignation
On June 18, 2010, General (Ret.) Lance W. Lord resigned from the Board of Directors of Astrotech and as the Chief Executive Officer of Astrotech Space Operations. The vacancy on the Board of Directors created by General Lord’s resignation was fulfilled pursuant to the election of Daniel T. Russler, Jr. at our annual meeting of shareholders on April 20, 2011. The company does not currently have any plans to fill the role of Chief Executive Officer, Astrotech Space Operations.
(16) Related Party Transactions
Director Compensation
In August 2009, the Board of Directors granted 525,000 total restricted shares valued at $0.6 million to directors from the 2008 Stock Incentive Plan. The restricted shares vest 33.33% a year for three years and expire upon termination. Compensation expense of $0.1 million was recorded in the nine months ended March 31, 2011 for these awards.
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
(17) Subsequent Events
On April 20, 2011, the Company convened its annual meeting of shareholders pursuant to notice duly given at the Company’s headquarters located in Austin, Texas.
The shareholders of the Company’s common stock elected six directors to the Company’s Board of Directors. The Board of Directors now consists of Thomas B. Pickens III, Mark E. Adams, John A. Oliva, William F. Readdy, Sha-Chelle Manning and Daniel T. Russler, Jr.
In addition to electing the board of directors, Astrotech shareholders ratified the appointment of Ernst & Young, LLP as independent auditors for the Company, approved the Astrotech Corporation 2011 Stock Incentive Plan, and approved reincorporation from Washington State to Delaware. Although the Company obtained approval from the holders of the required number of shares to approve the reincorporation, the holders of certain shares have asserted dissenter’s rights under Washington law. If the reincorporation is effected, the Company may be required to pay these dissenting shareholders the fair value of their shares. In light of this, the Board of Directors of the Company has determined that, unless the assertion of dissenter’s rights is withdrawn, the reincorporation should not be effected at this time.
Tabular presentation of the voting results from the Annual Meeting of Shareholders can be found in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2011.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:
•	The effect of economic conditions in the United States or other space faring nations that could impact our ability to access space and support or gain customers;

•	Delays in the timing of performance of contracts;

•	Uncertainty about, and our ability to raise sufficient capital to meet our long and short-term liquidity requirements;

•	Our ability to successfully pursue our business plan;

•	Whether we will fully realize the economic benefits under our U.S. Government and other customer contracts;

•	Technological difficulties and potential legal claims arising from any technological difficulties;

•	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by the manned and unmanned space programs that replace the Space Shuttle Program;

•	Uncertainty in government funding and support for key space programs;

•	The impact of competition on our ability to win new contracts;

•	Uncertainty in securing reliable and consistent access to space, including access to, and use of, the International Space Station; and

•	Risks described in the “Risk Factors” section of our 2010 Annual Report on Form 10-K.
Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in the Risk Factors included in Part II Item 1A of this Report and Part I, Item 1A of our 2010 Annual Report on 10-K and elsewhere in this Quarterly Report on Form 10-Q or in the documents incorporated by reference herein. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the Securities and Exchange Commission (“SEC”) or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Quarterly Report on Form 10-Q and in prior or subsequent communications.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report, and the Risk Factors included in Part II Item 1A of this Report and Part I, Item 1A of our 2010 Annual Report on Form 10-K.
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
Our Business Units
Astrotech Space Operations (ASO)
ASO provides support for its government and commercial customers to successfully process complex communication, Earth observation and deep space satellites prior to launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our ASO facilities can accommodate five-meter class satellites encompassing the majority of U.S. based satellite preparation services. ASO accounted for 97% of our consolidated revenues for the three months ended March 31, 2011 and 98% of our consolidated revenues for the nine months ended March 31, 2011. Revenue for our ASO business unit is primarily generated from various fixed-priced contracts with launch service providers in both the commercial and government markets. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing a spacecraft for launch. The revenue and cash flows generated from our ASO operations are related to the number of spacecraft launches. Other factors that have impacted, and are expected to continue to impact earnings and cash flows for this business include:
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

Spacetech
Our Spacetech business unit is an incubator intended to commercialize space-industry technologies into applications to be sold to consumers and industry. The 1st Detect Miniature Chemical Detector and the Astrogenetix microgravity processing platform are initiatives being developed under our Spacetech business unit. The 1st Detect Miniature Chemical Detector, which is in development, is a low power, portable chemical detection device intended to be utilized for a variety of applications. 1st Detect has been awarded a Developmental Testing and Evaluation designation from the U.S. Department of Homeland Security as a “promising anti-terrorism technology”, and is the recipient of a Phase I and Phase II award from the U.S. Army’s Chemical and Biological Defense (“CBD”) Small Business Innovation Research (“SBIR”) Program. Additionally, 1st Detect received a $1.8 million award from the Texas Emerging Technology Fund. Astrogenetix is performing drug discovery in microgravity and NASA has designated this work as the National Lab Pathfinder Missions. Astrogenetix has identified a vaccine candidate for Salmonella and is currently conducting microgravity research on methicillin-resistant Staphylococcus aureus (“MRSA”).
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
Management believes there have been no significant changes during the three and nine months ended March 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 10-K.
Results of Operation
Three months ended March 31, 2011 compared to three months ended March 31, 2010:
Selected consolidated financial data for the three months ended March 31, 2011 and 2010 is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenue	$5,720	$6,647
Gross profit	2,578	3,287

Gross margin	45%	49%

Selling, general and administrative	1,941	3,170
Research and development	1,256	1,117

Operating expenses	$3,197	$4,287

Interest and other expense, net	(70)	(26)
Income tax (expense) benefit	(5)	53

Consolidated net loss	$(694)	$(973)
Less: Net loss attributable to noncontrolling interest	(248)	(326)

Net loss attributable to Astrotech Corporation	$(446)	$(647)

Revenue. Total revenue decreased to $5.7 million for the three months ended March 31, 2011 from $6.6 million for the comparable period in fiscal 2010. This decrease is primarily attributable to the revenue earned from processing RSC-Energia’s MRM1 in our Cape Canaveral facility during fiscal 2010 which did not recur in fiscal 2011.
Gross Profit. Gross profit decreased to $2.6 million for the three months ended March 31, 2011 from $3.3 million for the comparable period in fiscal 2010. The decrease in gross profit was attributable to the decline in revenue from the processing RSC-Energia’s MRM1 in our Cape Canaveral facility during fiscal 2010, which did not recur in fiscal 2011, offset by a increase in variable mission related expenses.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased to $1.9 million for the three months ended March 31, 2011 from $3.2 million for the comparable period in fiscal 2010. The decrease was primarily attributable to a reduction in outside consulting fees and reduced costs associated with lower headcount as part of the fiscal year 2011 corporate realignment.
Research and Development Expense. Research and development expense increased to $1.3 million for the three months ended March 31, 2011 from $1.1 million for the comparable period in fiscal 2010. The increase was primarily attributable to our continued investments in the development of the 1st Detect Miniature Chemical Detector, including an increase in headcount and employee compensation.
Nine months ended March 31, 2011 compared to nine months ended March 31, 2010:
Selected consolidated financial data for the nine months ended March 31, 2011 and 2010 is as follows (dollars in thousands):

	Nine Months Ended
	March 31,
	2011	2010
Revenue	$15,667	$22,489
Gross profit	5,601	13,527

Gross margin	36%	60%

Selling, general and administrative	6,367	9,515
Research and development	2,962	2,119

Operating expenses	$9,329	$11,634

Interest and other expense, net	(208)	(366)
Income tax expense	(16)	(22)

Consolidated net income (loss)	$(3,952)	$1,505
Less: Net loss attributable to noncontrolling interest	(781)	(326)

Net income (loss) attributable to Astrotech Corporation	$(3,171)	$1,831

Revenue. Total revenue decreased to $15.7 million for the nine months ended March 31, 2011 from $22.5 million for the comparable period in fiscal 2010, due primarily to a decreased launch schedule. Additionally, total revenue for the nine months ended March 31, 2010 includes revenue earned for the completion of construction on our newest five-meter satellite facility and associated building improvement projects at Vandenberg Airforce Base (“VAFB”), revenue earned from the multi-year guaranteed mission contract with United Launch Alliance and revenue earned from processing RSC-Energia’s MRM1 in our Cape Canaveral facility.
Gross Profit. Gross profit decreased to $5.6 million for the nine months ended March 31, 2011 from $13.5 million for the comparable period in fiscal 2010. The decrease in gross profit was attributable to the decline in revenue and an increase in variable mission related expenses.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased to $6.4 million for the nine months ended March 31, 2011 from $9.5 million for the comparable period in fiscal 2010. The decrease was primarily attributable to reduced costs associated with lower headcount as part of the fiscal year 2011 corporate realignment and a reduction in outside consulting fees.

Research and Development Expense. Research and development expense increased to $3.0 million for the nine months ended March 31, 2011 from $2.1 million for the comparable period in fiscal 2010. The increase was primarily attributable to our continued investments in the development of the 1st Detect Miniature Chemical Detector, including an increase in headcount and employee compensation.
Interest and Other Expense, net. Interest and other expense, net, decreased to $0.2 million for the nine months ended March 31, 2011 from $0.4 million for the comparable period in fiscal 2010. Interest and other expense, net, for the nine months ended March 31, 2010 includes the write-off of $0.2 million of aerospace metals.
Liquidity and Capital Resources
As of March 31, 2011, we had cash and cash equivalents of $7.5 million and our working capital was approximately $6.6 million. As of March 31, 2010, we had cash and cash equivalents of $6.3 million and our working capital was approximately $3.5 million.
The following is a summary of the change in our cash and cash equivalents (in thousands):

	Nine Months Ended
	March 31,
	2011	2010
Net cash provided by operating activities	$1,488	$2,995
Net cash used in investing activities	(621)	(1,347)
Net cash used in financing activities	(1,463)	(125)

Net change in cash and cash equivalents	$(596)	$1,523

Operating Activities
Cash provided by operations for the nine months ended March 31, 2011 was $1.5 million as compared to $3.0 million of cash provided by operations for the nine months ended March 31, 2010. Significant noncash items affecting operating cash flows at March 31, 2011 were depreciation and amortization of $1.7 million and employee incentive compensation of $0.9 million. Significant noncash items affecting operating cash flows at March 31, 2010 were depreciation and amortization of $1.6 million and employee incentive compensation of $0.8 million.
Changes in assets and liabilities affecting our operating cash flows for the nine months ended March 31, 2011 are as follows:
Assets. Accounts receivable decreased $2.7 million during the nine months ended March 31, 2011. The change is a result of the timing of payments received by the Company and the receipt of $1.2 million relating to the ARES contract (See note 13).
Liabilities. Deferred revenue increased $1.7 million in the nine months ended March 31, 2011. Deferred revenue represents amounts collected from customers for projects, products, or services expected to be provided at a future date. The change is a result of a timing difference between cash collections on payload processing customer contracts and amounts earned as revenue.
Investing Activities
Cash used in investing activities for the nine months ended March 31, 2011 was $0.6 million as compared with $1.3 million for the nine months ended March 31, 2010. The decline in capital expenditures resulted from the completion of an administrative customer support building at VAFB in 2010.
Financing Activities
Cash used in financing activities for the nine months ended March 31, 2011 was $1.5 million as compared with cash used in financing activities of $0.1 million for the nine months ended March 31, 2010. The change is a result of repaying the Senior Convertible Notes, retiring the legacy term loan and acquiring the current debt.

Credit Facilities. In October 2010, we entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan terminates in October 2015 and the $3.0 million revolving credit facility expires October 2012. The term loan requires monthly payments of principal plus interest at the rate of prime plus 0.25%, but not less than 4.0%. The revolving credit facility allows multiple advances not to exceed $3.0 million, based on eligible accounts receivable, and incurs interest at the rate of prime plus 0.25%, but not less than 4.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. The balance of the $7.0 million term loan at March 31, 2011 was $6.9 million and there was no outstanding balance on the revolving credit facility at March 31, 2011.
The legacy term note outstanding in October 2010 of $3.3 million was paid in full upon entering into the new financing facility. The legacy term note and credit financing facility were closed as of October 2010.
The Company was in compliance with all covenants as of March 31, 2011.
Senior Convertible Notes. The $5.1 million of Senior Convertible Notes were retired in October 2010. The company paid the $5.1 million of principal, plus accrued interest of $0.1 million, on the Senior Convertible Notes at the scheduled maturity.
Income Taxes
The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of March 31, 2011, the Company has established a full valuation allowance against all of its net deferred tax assets.
FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had no liability for unrecognized tax benefits at March 31, 2011 or June 30, 2010.
For the three and nine months ended March 31, 2011 and 2010, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.
The Company files income tax returns in the U.S. federal jurisdiction and in various states. Due to the Company’s loss carryover position, it is subject to U.S. federal and state income tax examination adjustments to its carryover benefits generated after 1999.

Currently, the Company is under examination by the Internal Revenue Service for our 2009 tax year.
Off-Balance Sheet Arrangements
We do not have any significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have no material changes to the disclosure made on this matter in our 2010 Annual Report on Form 10-K.

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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Currently, the Company is not a party to any material pending legal proceedings, which in management’s opinion, would have a material adverse effect on our business, financial condition, or results of operation.

ITEM 1A.	RISK FACTORS
There have been no material changes in the risk factors described in our 2010 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2011, we did not issue any unregistered securities or repurchase any of our securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
During the quarter ended March 31, 2011, we did not have any defaults upon our senior securities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 20, 2011, Astrotech convened its annual meeting of shareholders pursuant to notice duly given at the Company’s headquarters located in Austin, Texas. The matters voted upon at the meeting and the results of such voting are set forth below:
1)	To elect six directors to the Board of Directors of the Company to serve for the respective terms prescribed by the Company’s bylaws. All director nominees were duly elected.

Thomas B. Pickens III Mark E. Adams John A. Olivia William F. Readdy Sha-Chelle Manning Daniel T. Russler, Jr.

2)	Ratification of the appointment of Ernst & Young, LLP as independent registered public accountants for the Company’s fiscal year ending June 30, 2011. This proposal was approved.

3)	To approve the Astrotech Corporation 2011 Stock Incentive Plan. This proposal was approved.

4)	To approve the Company’s reincorporation from Washington state to Delaware. This proposal was approved.

Although the Company obtained approval from the holders of the required number of shares to approve the reincorporation, the holders of certain shares have asserted dissenter’s rights under Washington law. If the reincorporation is effected, the Company may be required to pay these dissenting shareholders the fair value of their shares. In light of this, the Board of Directors of the Company has determined that, unless the assertion of dissenter’s rights is withdrawn, the reincorporation should not be effected at this time.

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

Astrotech Corporation

Date: May 2, 2011	/s/ Thomas B. Pickens, III Thomas B. Pickens, III
Chief Executive Officer

/s/ John M. Porter John M. Porter
Senior Vice President and
Chief Financial Officer