Form 10-K
period 2011-06-30
ASTROTECH Corp \WA\
filed 2011-09-20
CIK 1001907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of such stock on the NASDAQ Capital Market on such date of $1.13 was approximately $20,259,580 as of December 31, 2010.
As of September 9, 2011, 19,374,895 shares of the registrant’s Common Stock, no par value, were outstanding, including 1,171,946 shares of restricted stock with voting rights.

FORWARD-LOOKING STATEMENTS
This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:
•	The effect of economic conditions in the United States or other space faring nations that could impact our ability to access space and support or gain customers;

•	Our ability to raise sufficient capital to meet our long and short-term liquidity requirements;

•	Our ability to successfully pursue our business plan and execute our strategy;

•	Whether we will fully realize the economic benefits under our NASA and other customer contracts;

•	Technological difficulties and potential legal claims arising from any technological difficulties;

•	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by governmental or commercial customers;

•	Uncertainty in government funding and support for key space programs;

•	The impact of competition on our ability to win new contracts;

•	Uncertainty in securing reliable and consistent access to space, including the International Space Station;

•	Delays in the timing of performance of our contracts;

•	Our ability to meet technological development milestones and overcome development challenges; and

•	Risks described in the “Risk Factors” section of this Form 10-K.
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
Our Company
Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us” or “our”), a Washington corporation, is a commercial aerospace company that provides spacecraft payload processing and related services, designs and manufactures space hardware, and commercializes space technologies for use on Earth. The Company serves the U.S. Government and commercial spacecraft customers with our pre-launch services from our Astrotech Space Operations (“ASO”) business unit and incubates space technology businesses through its Spacetech business unit, now focusing on two companies: 1st Detect Corporation (“1st Detect”), which is developing a Miniature Chemical Detector first developed for the International Space Station; and Astrogenetix, Inc. (“Astrogenetix”), which is utilizing the unique microgravity environment of space as a research platform for drug discovery and development.
Astrotech was formed in 1984 to leverage the environment of space for commercial purposes. For the last 27 years, the Company has remained a crucial player in space commerce activities. We have supported the launch of 23 shuttle missions and more than 290 spacecraft, built space hardware and processing facilities, designed and manufactured ground support equipment, and prepared and processed scientific research for microgravity.
We offer products and services in the following areas:
•	Facilities and ancillary support services necessary for the preparation of satellites and payloads for launch.

•	Design and fabrication of equipment and hardware for space launch activities.

•	Propellant services support for spacecraft.

•	Commercialization of space-based technologies into real-world applications.
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
Our Business Units
Astrotech Space Operations
ASO is the leading commercial supplier of satellite launch processing services in the United States. ASO provides processing support for government and commercial customers for their complex communication, earth observation and deep space satellites. ASO’s spacecraft processing capabilities are among the elite in the industry, with ideally located facilities that can support the largest five-meter class satellites, encompassing the majority of U.S. based satellite preparation services. ASO has provided launch processing support for government and commercial customers for more than a quarter century, successfully processing more than 290 spacecraft without negatively impacting a customer launch schedule.
ASO accounted for 98% of our consolidated revenues for the year ended June 30, 2011 (See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations). Revenue for our ASO business unit is primarily generated from various fixed-priced contracts with launch service providers in both the commercial and governmental markets. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing a spacecraft for launch. Other factors that have impacted, and are expected to continue to impact earnings and cash flows for this business include:
•
Our ability to control our capital expenditures, which are primarily limited to modifications to accommodate payload processing for new launch vehicles, upgrading communications infrastructure and other building improvements.

•	The continuing limited availability of competing facilities at the major domestic launch sites that can offer comparable services, leading to an increase in use of our services.

•	Our ability to complete customer specified facility modifications within budgeted costs and time commitments.

•	Our ability to control and reduce costs in order to maximize profitability of our fixed-priced contracts.
Spacetech
Our Spacetech business unit is an incubator intended to develop space-industry technologies into commercial applications to be sold to consumers and industry. Spacetech is currently working on two business initiatives: 1st Detect Corporation and Astrogenetix, Inc. 1st Detect’s business began under a Space Act Agreement with the National Aeronautics and Space Administration (“NASA”) for a chemical detection unit to be used on the International Space Station. 1st Detect engineers have developed a Miniature Chemical Detector, based on ion trap mass spectrometry, that we believe fills a niche by being highly accurate, lightweight, battery-powered, durable and inexpensive. Astrogenetix is a biotechnology company created to use the unique environment of space to discover and develop novel vaccine and novel therapeutic products. A natural extension of the many years of experience preparing, launching, and operating scientific payloads in space, Astrogenetix is in the process of developing products from microgravity discoveries.
Business Strategy
Astrotech Space Operations
As a leading commercial provider of payload processing services, ASO strives to provide our customers with the most advanced facilities and customer support that are unparalleled in the industry. With that mission in mind, ASO is continuously working to secure additional government and commercial customers that require our unique capabilities. Additionally, ASO works to further grow the business with our service offering designing, building, and operating spacecraft processing equipment and facilities.
Spacetech
1st Detect is developing what we expect will be a revolutionary chemical detector based on ion trap mass spectrometry, which allows for the device’s portability, versatility, sensitivity, durability and high speed at a low cost. Potential markets that 1st Detect may serve include Security and Defense, Industrial, Medical and Healthcare, Critical Infrastructure, and First Responders.
Over the last three years, Astrogenetix has pursued an aggressive space access strategy to take advantage of the Space Shuttle program prior to its retirement. This strategy gave Astrogenetix unprecedented access to research in microgravity, as the company flew twelve experiments in this three year period. Astrogenetix dedicated its limited resources on pursuing this strategy of maximizing flight opportunities. Astrogenetix is currently focused on developing a Salmonella vaccine as part of the ongoing commercialization strategy. Concurrently, Astrogenetix is working on the continued development of a vaccine target for Methicilin-resistant Staphylococcus Aureus (“MRSA”) based on discoveries made in microgravity.
Products and Services
Astrotech Space Operations
From our state of the art facilities in Titusville, Florida and Vandenberg Air Force Base (“VAFB”) in California, ASO has provided support for pre-launch ground based operations for nearly 30 years for both commercial and government satellites, and we are the leader in this sector. Our service offering includes advance planning; use of our unique facilities; and spacecraft checkout, encapsulation, fueling, and transport. Additionally, ASO has extensive experience in designing, building, and operating spacecraft processing equipment and facilities. ASO also provides propellant services including designing, building and testing propellant service equipment for servicing spacecraft.
Spacetech
1st Detect’s Miniature Chemical Detector is a universal chemical analyzer that provides rapid analysis time and is capable of detecting residues and vapors from a wide range of chemicals including explosives, chemical warfare agents, toxic chemicals, and volatile organic compounds. 1st Detect’s proprietary technology, leveraging advances in low power electronics and miniaturization technologies developed for the space program, allows for the device’s portability, versatility, sensitivity, durability and efficiency at a low cost. In the fourth quarter of fiscal year 2011, the United States Patent and Trademark Office issued a key patent to 1st Detect for its unique method to drive a mass spectrometer ion trap used for chemical detection and identification.
Astrogenetix has used the unique environment of microgravity to discover a potential vaccine candidate for Salmonella, which validates the use of microgravity in identifying commercially viable biomarkers. Astrogenetix believes this provides significant advantages over traditional earthbound vaccine discovery processes, thus reducing the development time and cost significantly for researchers. Follow on work with MRSA has resulted in the identification of a potential vaccine target for that microbe as well. In addition to Astrogenetix’s proprietary research, the company has the capabilities to provide external researchers with the knowledge and access needed for microgravity research.

Customers, Sales and Marketing
Astrotech Space Operations
ASO services a variety of domestic and international government and commercial customers sending satellites and spacecraft to low-earth-orbit, geosynchronous orbit, or on planetary missions. ASO has long-term contracts in place with NASA, other U.S. Governmental agencies, and United Launch Alliance. ASO continues to look for opportunities to support spacecraft processing for government and commercial customers. During fiscal year 2011, ASO accounted for 98% of our consolidated revenues.
Spacetech
The broadband nature of the 1st Detect technology, as well as the high performance provided by the ion trap architecture, opens up 1st Detect to a variety of applications. Potential markets that 1st Detect may serve include Security and Defense, Industrial, Medical and Healthcare, Critical Infrastructure, and First Responders. Astrogenetix is currently focused on starting the FDA process with the Salmonella vaccine candidate and is continuing drug development work for MRSA.
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
Governmental
NASA and the United States Air Force own and operate payload processing facilities at both the CCAFS/KSC and VAFB launch sites. These facilities, however, are used to process select government spacecraft only. They are not used to process commercial spacecraft. Therefore, ASO’s competition from the U.S. Government is limited in scope.
Spacetech
There are many incumbent vendors that will compete with 1st Detect’s Miniature Chemical Detector. However, we believe the 1st Detect product offers a combination of attributes that are currently unavailable in the marketplace in a single product.
Regarding Astrogenetix, there are many earthbound developers of vaccines, including most large pharmaceutical companies and many smaller biotechnology firms. However, there are no known competitors to Astrogenetix developing vaccines in microgravity. With the completion of the construction of the ISS and the focus of the ISS now on operations through year 2020, competition from foreign governments, academia and commercial companies is anticipated.
Research and Development
We incurred $3.8 million and $2.8 million in research and development expense during fiscal years 2011 and 2010, respectively. Research and development in fiscal year 2011 has been primarily directed towards development of 1st Detect’s Miniature Chemical Detector and Astrogenetix’s Microgravity Processing Platform. Astrogenetix continues to work on its investigational new drug application for its Salmonella vaccine candidate while also furthering its research on MRSA which has led to a potential vaccine target for the deadly microbe, but the primary focus of 2011 and 2010 was to utilize the last remaining Space Shuttle flights before the program retirement.

Backlog
The Company’s 18-month rolling backlog at June 30, 2011, which includes contractual backlog, scheduled but uncommitted missions and grants is $35.2 million.

(In thousands)
Contract Backlog	18-Month Rolling
ASO Missions	$18,452
ASO Facility Programs	16,326
Spacetech Grants	448

Total Backlog	$35,226

The 18-month rolling backlog for ASO consists of pre-launch satellite processing services, which include hardware launch preparation, advance planning, use of unique satellite preparation facilities and spacecraft checkout, encapsulation, fueling, and transport and design and fabrication of equipment and hardware for space launch activities at our Titusville, Florida and VAFB locations. The 18-month rolling backlog for Spacetech consists of grant revenue from the SBIR program.
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
Insurance. Our ASO operations, which are centered around specialized and unique processing facilities in Titusville, Florida and VAFB, are subject to risk and potential loss due to a number of factors, but most notably, the transportation of heavy equipment and the consistent use by customers and employees. To mitigate this risk we strive to maintain our facilities in optimal condition and we hold property and casualty lines of insurance on each of our facilities and a general liability policy for Astrotech.
Employees Update
As of June 30, 2011, we employed 66 regular full-time employees, none of which were covered by any collective bargaining agreements.
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
We have relied on governmental customers for a substantial portion of our revenue. Approximately 73% of our revenue in fiscal year 2011 was generated by various NASA and U.S. Government contracts or subcontracts. The loss of these customers could have a material adverse effect on our business, financial condition and results of operations. We cannot make any assurances that any customer will require our services in the future. Therefore, we continue to work on diversifying our customer base to include other government agencies and commercial industries, while going to great lengths to satisfy the needs of our current customer base.
Termination of our future orders could negatively impact our revenues.
The Company’s rolling backlog at June 30, 2011, which includes contractual backlog and scheduled but uncommitted missions, is $35.2 million. The majority is for ASO pre-launch satellite processing services, which include hardware launch preparation; advance planning; use of unique satellite preparation facilities; and spacecraft checkout, encapsulation, fueling and transport. Since our backlog is not yet earned and can be terminated by our customers, we cannot assure that our backlog will ultimately result in revenues.
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
U.S. Government agencies routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure, and compliance with applicable laws, regulations, and standards. The U.S. Government may also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation, and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm that may affect our non-governmental business if allegations of impropriety were made against us.
Our Spacetech business unit is in an early development stage. It has earned limited revenues and it is uncertain whether it will earn any revenues in the future or whether it will ultimately be profitable.
Our Spacetech business unit is in an early development stage with limited commercial sales and a limited operating history. Its future operations are subject to all of the risks inherent in the establishment of a new business enterprise including, but not limited to, risks related to capital requirements, failure to establish business relationships and competitive disadvantages as against larger and more established companies. The Spacetech business unit will require substantial amounts of funding to develop, test, and commercialize its products. If such funding comes in the form of equity financing, such equity financing may involve substantial dilution to existing shareholders. Even with funding, our product development program may not lead to commercial products, either because our product candidates fail to be effective or are not attractive to the market or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization.

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

Our ASO spacecraft processing facilities on the east coast of Florida are susceptible to damage caused by hurricanes or other natural disasters. In addition, our satellite processing facilities at VAFB are subject to damage caused by earthquakes. Although we insure our properties and maintain business interruption insurance, there can be no guarantee that the coverage would be sufficient or a claim will be fulfilled. A natural disaster could result in a temporary or permanent closure of our business operations, thus impacting our future financial performance.
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
Our business strategy outlines the use of decades of experience to expand the services and products we offer to both government agencies and commercial industries. We believe that our growth and future financial performance depend upon our ability to anticipate technological advances and customer requirements. There can be no assurance that we will be able to achieve the necessary technological advances for us to remain competitive. In fiscal year 2011, we continued new business initiatives for advancing commerce in space. These new business initiatives will require substantial investments of capital and technical expertise. Our failure to anticipate or respond adequately to changes in technological and market requirements, or delays in additional product development or introduction, could have a material adverse effect on our business and financial performance. Additionally, the cost of capital to fund these businesses will likely require dilution of shareholders.

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
Our business mix includes cost-reimbursable and fixed-price contracts. Cost-reimbursable contracts generally have lower profit margins than fixed-price contracts. Our ASO business unit contracts are mainly fixed-price contracts. If we are unable to control costs we incur in performing under the contract, our financial condition and operating results could be materially adversely affected. Additionally, the costs incurred to operate our core ASO business are near-term fixed. As a result, if we are not able to schedule payload processing in order to optimize our facilities, our financial results could be adversely affected.
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
If our common stock ceases to be listed for trading on the NASDAQ Capital Market it may harm our stock price and make it more difficult to sell shares.
On August 30, 2011, we received a NASDAQ Staff Determination letter indicating that we failed to comply with NASDAQ Marketplace Rule 4310(c)(4), which requires that we maintain a $1.00 bid price, and our securities were, therefore, subject to delisting from The NASDAQ Capital Market. In order to regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days. There can be no assurance that we will be able to regain compliance with this requirement. If our common stock ceases to be listed for trading on the NASDAQ Capital Market, the level of trading activity of our common stock may decline and it may harm our stock price, increase the volatility of our stock price and make it more difficult to sell your shares of our common stock.

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
We maintain a separate 58,000 square foot payload processing facility located in Cape Canaveral, Florida. We negotiated an agreement with the Canaveral Port Authority for the lease of the land for a forty-three year period, expiring 2040. Upon expiration of the land lease, all improvements on the property revert at no cost to the lessor. In May 2005, we sold the facility in Cape Canaveral, Florida for $4.8 million. We now lease back 100% of the facility through December 31, 2012, with an option for an additional year. We may elect to exercise a purchase option by delivering written notice to the Landlord at any time on or prior to December 31, 2013.
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

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Common Stock is principally traded on the NASDAQ Global Market. The following table sets forth the quarterly high and low intra-day bid prices for the periods indicated:

Fiscal 2011	High	Low

First Quarter	$1.93	$1.15
Second Quarter	$1.78	$1.00
Third Quarter	$1.56	$1.05
Fourth Quarter	$1.23	$0.74

Fiscal 2010	High	Low

First Quarter	$3.84	$0.98
Second Quarter	$3.66	$1.36
Third Quarter	$4.06	$1.88
Fourth Quarter	$3.58	$1.24
We have never paid cash dividends. It is our present policy to retain earnings to finance the growth and development of our business; therefore, we do not anticipate paying cash dividends on our Common Stock in the foreseeable future.
We have 75,000,000 shares of Common Stock authorized for issuance. As of September 9, 2011, we had 19,374,895 shares of Common Stock outstanding, including 1,171,946 shares of restricted stock with voting rights, which were held by approximately 2,700 holders. The last reported sale price of our Common Stock as reported by the NASDAQ Global Market on September 9, 2011 was $0.74 per share.
Securities Available for Issuance
As of June 30, 2011, the following securities are available for issuance:

	Number of securities to	Weighted average exercise
	be issued upon exercise	price of outstanding	Number of securities
	of outstanding options,	options, warrants, and	remaining available
Astrotech Equity Available for Issuance	warrants, and rights	rights	for future issuance
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	377,350	$1.28	2,241,425
Equity compensation plans not approved by security holders	—	—	—

Total	377,350	$1.28	2,241,425

	Number of securities to	Weighted average exercise
	be issued upon exercise	price of outstanding	Number of securities
	of outstanding options,	options, warrants, and	remaining available
1st Detect Equity Available for Issuance	warrants, and rights	Rights	for future issuance
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,500	$—	2,500
Equity compensation plans not approved by security holders	—	—	—

Total	2,500	$—	2,500

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
The performance graph and table below compare the five-year cumulative total return of our common stock with the comparable five-year cumulative total returns of the Standard & Poor’s Aerospace & Defense Stock Index (“S&P Aerospace & Defense”) and the NASDAQ Composite Stock Index (“NASDAQ Composite”). The figures assume an initial investment of $100 at the close of business on June 30, 2006 in Astrotech Corporation, S&P, and NASDAQ, and the reinvestment of all dividends.

	6/06	6/07	6/08	6/09	6/10	6/11

Astrotech Corporation	100.00	55.08	4.84	9.75	10.51	8.74
NASDAQ Composite	100.00	122.33	108.31	86.75	100.42	132.75
S&P Aerospace & Defense	100.00	124.18	109.66	83.46	102.73	136.26

Issuer Purchases of Equity Securities
In March 2003, our Board of Directors authorized us to repurchase up to $1.0 million of our outstanding stock at market prices. Additionally, in September 2008, the Board of Directors authorized the repurchase of the Company’s outstanding Common Stock or Senior Convertible Notes payable, up to a cumulative amount of $6.0 million. During the year ended June 30, 2009, we repurchased 300,000 shares at a cost of $0.1 million. To date, a total of 311,660 shares at a cost of $0.2 million have been repurchased by the Company. We did not repurchase any shares during the year ended June 30, 2011.

Item 6.	Selected Financial Data.
The following table sets forth our selected consolidated financial data as of and for the years ended June 30, 2007, 2008, 2009, 2010, and 2011. Such data has been derived from our consolidated financial statements audited by PMB Helin Donovan, LLP for the fiscal years ended June 30, 2007, 2008, 2009 and 2010 and by Ernst & Young LLP for the fiscal year ended June 30, 2011. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and our Consolidated Financial Statements and Notes included in this annual report.

	Years Ended June 30,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Operating Results:
Revenue	$20,149	$27,979	$31,985	$25,544	$52,762
Costs of revenue	13,668	12,858	15,723	19,540	51,029

Gross profit	6,481	15,121	16,262	6,004	1,733

Selling, general and administrative expenses	8,402	12,170	9,760	9,361	13,762
Research and development expenses	3,834	2,798	2,330	1,375	801

Income (loss) from operations	(5,755)	153	4,172	(4,732)	(12,830)
Gain on bond exchange	—	—	665	—	—
Debt conversion expense	—	—	—	(30,194)	—
Interest and other expense, net	(279)	(459)	(622)	(427)	(3,531)
Income tax benefit (expense)	53	(22)	510	(675)	69

Net income (loss)	(5,981)	(328)	4,725	(36,028)	(16,292)
Less: net loss attributable to noncontrolling interest	(998)	(588)	—	—	—

Net income (loss) attributable to Astrotech Corporation	(4,983)	260	4,725	(36,028)	(16,292)

Net income (loss) per common share — basic	$(0.28)	$0.02	$0.29	$(4.26)	$(12.61)

Shares used in computing net income (loss) per common share — basic	17,822	16,567	16,365	9,254	1,292
Net income (loss) per common share — diluted	$(0.28)	$0.01	$0.28	$(4.26)	$(12.61)

Shares used in computing net income (loss) per common share — diluted	17,822	18,283	16,904	9,254	1,292

Balance Sheet Data (End of Period):
Cash and Cash Equivalents	$14,994	$8,085	$4,730	$2,640	$9,724
Total assets	57,620	54,903	58,919	58,211	72,475
Current debt	348	8,467	267	267	—
Long-term debt, excluding current portion	6,422	—	8,435	10,387	52,944
Stockholders’ equity	37,558	42,212	40,548	34,936	(13,131)
Working capital (deficit) surplus	$5,020	$2,623	$8,418	$522	$(6,105)

Other Data:
Net cash provided by operating activities	$9,234	$4,437	$4,972	$(8,598)	$6,028
Net cash used in investing activities	(776)	(1,829)	(1,427)	(158)	(1,077)
Net cash provided by (used in) financing activities	(1,549)	747	(1,455)	1,672	(1,544)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements and notes included elsewhere in this report.
Overview
Astrotech was formed in 1984 to leverage the environment of space for commercial purposes. For the last 27 years, the Company has remained a crucial player in space commerce activities. We have supported the launch of 23 shuttle missions and more than 290 spacecraft, built space hardware and processing facilities, and prepared and processed scientific research for microgravity.
We offer products and services in the following areas:
•	Facilities and support services necessary for the preparation of satellites and payloads for launch.

•	Design and fabrication of equipment and hardware for space launch activities.

•	Propellant services support for spacecraft.

•	Commercialization of space-based technologies into real-world applications.
Our Business Units
Astrotech Space Operations
ASO provides support for its government and commercial customers to successfully process complex communication, earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our ASO facilities can accommodate five meter class satellites encompassing the majority of U.S. based satellite preparation services. In addition to satellite processing, ASO services also include designing, building spacecraft processing equipment and facilities. Additionally, ASO provides propellant services including designing, building and testing propellant service equipment for servicing spacecraft. ASO accounted for 98% of our consolidated revenues for the year ended June 30, 2011. Revenue for our ASO business unit is generated primarily from various fixed-priced contracts with launch service providers in both the commercial and government markets. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing a spacecraft for launch. The revenue and cash flows generated from our ASO operations are related to the number of spacecraft launches, which reflects the growth in the satellite-based communications industries and the requirement to replace aging satellites. Other factors that have impacted, and are expected to continue to impact earnings and cash flows for this business include:
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
Spacetech
Our other business unit is an incubator intended to commercialize space-industry technologies into commercial applications to be sold to consumers and industry. The 1st Detect Miniature Chemical Detector and the Astrogenetix microgravity processing platform are initiatives developed under our Spacetech business unit. The 1st Detect Miniature Chemical Detector, which is in development, is a low power, portable chemical detection device. 1st Detect has been awarded a Developmental Testing and Evaluation designation from the U.S. Department of Homeland Security as a “promising anti-terrorism technology”, and is the recipient of a Phase I and Phase II award from the U.S. Army’s Chemical and Biological Defense (“CBD”) Small Business Innovation Research (“SBIR”) Program. Following the successful execution of the Phase I SBIR, 1st Detect was awarded a $0.8 million Phase II SBIR contract from the Joint Science and Technology Office for Chemical and Biological Defense. Additionally, 1st Detect received a $1.8 million award from the Texas Emerging Technology Fund in March 2010. Astrogenetix is a biotechnology company formed to commercialize products processed in the unique environment of microgravity. Astrogenetix has pursued an aggressive space access strategy to take advantage of the Space Shuttle program prior to its retirement, which occurred in 2011. This strategy gave Astrogenetix unprecedented access to research in microgravity, as the company flew twelve experiments over a three year period. Astrogenetix is currently developing a Salmonella vaccine as part of the ongoing commercialization strategy. Concurrently, Astrogenetix is working on the continued development of a vaccine target for methicilin-resistant Staphylococcus aureus (“MRSA”) based on discoveries made in microgravity.
Critical Accounting Policies
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
Long-Lived Asset
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
Noncontrolling Interest
Noncontrolling interest accounting is applied for any entities where the Company maintains more than 50% and less than 100% ownership. The Company clearly identifies the noncontrolling interest in the balance sheets and income statements. We also disclose three measures of net income: net income, net income attributable to noncontrolling interest, and net income attributable to Astrotech Corporation. Our operating cash flows in our consolidated statements of cash flows reflect net income, while our basic and diluted earnings per share calculations reflect net income attributable to Astrotech Corporation.
State of Texas Funding
The Company accounts for the State of Texas funding in the amount of $1.8 million in its majority owned subsidiary 1st Detect as a contribution of capital and has reflected the disbursement in the equity section of the consolidated balance sheet. While the award agreement includes both a common stock purchase right and a note payable to the State of Texas, the economic substance of the transaction is that the State of Texas has purchased shares of 1st Detect in exchange for the granted award.
Income Taxes
The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of June 30, 2011, the Company has established a full valuation allowance against all of its net deferred tax assets.
FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had no liability for unrecognized tax benefits on June 30, 2010, but has recorded an unrecognized tax benefit of $0.1 million for the period ended June 30, 2011.

For the year ended June 30, 2011 and 2010, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.
The Company files income tax returns in the U.S. federal jurisdiction and in various states. Due to the Company’s loss carryover position, it is subject to U.S. federal and state income tax examination adjustments to its carryover benefits generated after 1999.
Currently, the Company is under examination by the Internal Revenue Service for its 2008 through 2010 tax year.
CONSOLIDATED RESULTS OF OPERATIONS
Results of Operations for the Years Ended June 30, 2011 and 2010
The following table sets forth the significant components in the Consolidated Statements of Operations for the year ended June 30, 2011, compared with 2010. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

	Year Ended June 30,
(In thousands)	2011	2010	Variance

Revenue	$20,149	$27,979	$(7,830)
Cost of Revenue	13,668	12,858	810

Gross profit	6,481	15,121	(8,640)

Operating expenses
Selling, general and administrative	8,402	12,170	(3,768)
Research and development	3,834	2,798	1,036

Total operating expenses	12,236	14,968	2,732

Income (loss) from operations	(5,755)	153	(5,908)
Interest and other expense, net	(279)	(459)	180

Loss before income taxes	(6,034)	(306)	(5,728)
Income tax (expense) benefit	53	(22)	75

Net loss	(5,981)	(328)	(5,653)
Less: net loss attributable to noncontrolling interest	(998)	(588)	(410)

Net income (loss) attributable to Astrotech Corporation	$(4,983)	$260	$(5,243)

The following table sets forth the percentage of total revenue of certain items in the Consolidated Statements of Operations for the year ended June 30, 2011, compared with 2010:

	Year Ended June 30,
	2011	2010

Revenue	100%	100%
Cost of revenue	68%	46%

Gross profit	32%	54%

Operating expenses
Selling, general and administrative	42%	44%
Research and development	19%	10%

Total operating expenses	61%	54%

Income (loss) from operations	(29)%	1%
Interest and other expense, net	(1)%	(2)%

Income (loss) before income taxes	(30)%	(1)%
Income tax (expense) benefit	*	* %

Net income (loss)	(30)%	(1)%
Less: net loss attributable to noncontrolling interest	(5)%	(2)%

Net income (loss) attributable to Astrotech Corporation	(25)%	1%

*	Represents less than 1% of period revenue

Revenue. Total revenue decreased to $20.1 million for the year ended June 30, 2011 from $28.0 million for the year ended June 30, 2010 primarily due to a decreased launch schedule. Additionally, total revenue for fiscal year 2010 includes revenue earned for the completion of construction on our newest five-meter satellite facility and associated building improvement projects at Vandenberg Airforce Base (“VAFB”), revenue earned from the multi-year guaranteed mission contract with United Launch Alliance and revenue earned from processing RSC-Energia’s MRM1 in our Cape Canaveral facility.
A breakdown of revenue for the years ended June 30, 2011 and 2010 is as follows:

	Year Ended June 30,
(In thousands)	2011	2010
ASO	$19,817	$27,979
Spacetech	332	—

Total	$20,149	$27,979

Gross Profit. Gross profit decreased to $6.5 million for the year ended June 30, 2011, as compared to $15.1 million for the year ended June 30, 2010. The decrease in gross profit was primarily attributable to the decline in revenue.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased to $8.4 million for the year ended June 30, 2011 from $12.2 million for the year ended June 30, 2010. The decrease was primarily attributable to reduced costs associated with lower headcount as part of the fiscal year 2011 corporate realignment and a reduction in outside consulting fees.
Research and Development Expense. Research and development expense increased to $3.8 million for the year ended June 30, 2011 from $2.8 million for the year ended June 30, 2010. The increase was primarily attributable to our continued investments in the development of the 1st Detect Miniature Chemical Detector, including an increase in headcount and employee compensation.
Interest and Other expense, net. Interest and other expense, net, decreased to $0.3 million for the year ended June 30, 2011 from $0.5 million for the year ended June 30, 2010. Interest and other expense, net, for fiscal 2010 include the write-off of $0.2 million of aerospace metals.
SEGMENT RESULTS OF OPERATIONS
ASO
Selected financial data for the years ended June 30, 2011, and 2010 of our ASO business unit is as follows:

	Year Ended June 30,
(In thousands)	2011	2010	Variance

Revenue	$19,817	$27,979	$(8,162)
Cost of revenue	13,668	12,854	814

Gross profit	6,149	15,125	(8,976)

Gross margin percentage	31%	54%	(23)%
Operating expenses
Selling, general and administrative	5,486	8,563	(3,077)

Total operating expenses	5,486	8,563	(3,077)
Interest and other expense, net	(225)	(230)	5

Net income	438	6,332	(5,894)
Less: net loss attributable to noncontrolling interest	—	—	—

Net income attributable to ASO	$438	$6,332	$(5,894)

Revenue. Total revenue decreased to $19.8 million for the year ended June 30, 2011 from $28.0 million for the year ended June 30, 2010 primarily due to a decreased launch schedule. Additionally, total revenue for fiscal year 2010 includes revenue earned for the completion of construction on our newest five-meter satellite facility and associated building improvement projects at Vandenberg Airforce Base (“VAFB”), revenue earned from the multi-year guaranteed mission contract with United Launch Alliance and revenue earned from processing RSC-Energia’s MRM1 in our Cape Canaveral facility.
Gross Profit. Gross profit decreased to $6.1 million for the year ended June 30, 2011 from $15.1 million for the year ended June 30, 2010. The decrease in gross profit was primary attributable to the decline in revenue.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased to $5.5 million for the year ended June 30, 2011 from $8.6 million for the year ended June 30, 2010. The decrease was primarily attributable to reduced costs associated with lower headcount as part of the fiscal year 2011 corporate realignment and a reduction in outside consulting fees.
Spacetech
Selected financial data for the years ended June 30, 2011, and 2010 of our Spacetech business unit is as follows:

	Year Ended June 30,
(In thousands)	2011	2010	Variance

Revenue	$332	$—	$332

Gross profit (loss)	332	(4)	336

Gross margin percentage	100%	—%	100%
Operating expenses
Selling, general and administrative	2,916	3,607	(691)
Research and development	3,834	2,798	1,036

Total operating expenses	6,750	6,405	345

Interest and other expense, net	(54)	(229)	175
Income tax expense	53	(22)	75

Net loss	(6,419)	(6,660)	241
Less: net loss attributable to noncontrolling interest	(998)	(588)	(410)

Net loss attributable to Spacetech	$(5,421)	$(6,072)	$651

Revenue. Total revenue increased $0.3 million for the year ended June 30, 2011 as a result of the grant that 1st Detect has received from the SBIR Program.
Gross Profit (Loss). Gross profit increased to $0.3 million for the year ended June 30, 2011 as a result of the grant that 1st Detect has received from the SBIR Program. Costs associated with this program are expensed to research and development.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased to $2.9 million for the year ended June 30, 2011 from $3.6 million for the year ended June 30, 2010. The decrease was primarily attributable to a reduction in outside consulting fees.
Research and Development Expense. Research and development expense increased to $3.8 million for the year ended June 30, 2011 from $2.8 million for the year ended June 30, 2010. The increase in expense was the result of our investments in the development of the 1st Detect Miniature Chemical Detector.
Interest and Other Expense, Net. Interest and other expense, net, decreased to $0.1 million in the year ended June 30, 2011, as compared to $0.2 million for the year ended June 30, 2010. Interest and other expense, net, for fiscal 2010 include the write-off of $0.2 million of aerospace metals.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY
Balance Sheet
Total assets for the year ended June 30, 2011, were $57.6 million compared to total assets of $54.9 million as of the end of fiscal year 2010. The following table sets forth the significant components of the balance sheet as of June 30, 2011, compared with 2010 (in thousands):

	Year Ended June 30,
	2011	2010	Variance
Assets:
Current assets	$18,386	$14,964	$3,422
Property and equipment, net	38,418	39,920	(1,502)
Other assets, net	816	19	797

Total	$57,620	$54,903	$2,717

Liabilities and stockholders’ equity:
Current debt	$348	$8,467	$(8,119)
Other current liabilities	13,018	3,874	9,144
Long-term debt	6,422	—	6,422
Other long-term liabilities	274	350	(76)
Stockholders’ equity	37,558	42,212	(4,654)

Total	$57,620	$54,903	$2,717

Current assets. Current assets increased $3.4 million for the year ended June 30, 2011, as compared to June 30, 2010. This is the result of an increase in cash provided by operations.
Property and equipment, net. Depreciation and amortization expense of $2.3 million exceeded capital expenditures of $0.8 million.
Other assets, net. Other assets, net, increased $0.8 million for the year ended June 30, 2011, as compared to June 30, 2010. A note receivable of $0.7 million that was due within the next fiscal year as of June 30, 2010 is now classified as a long-term other asset as of June 30, 2011, given that the maturity of the note was extended to December 2012.
Current and long-term debt. The legacy term note outstanding in October 2010 of $3.4 million was paid in full upon entering into the new financing facility for $7.0 million. The $5.1 million of Senior Convertible Notes were also retired in October 2010.
Other current liabilities. Other current liabilities increased by $9.1 million for the year ended June 30, 2011, as compared to June 30, 2010. The primary driver was a $9.0 million increase in deferred revenue relating to the Ground Support Equipment (“GSE”) contract. Deferred revenue represents amounts collected from customers for projects, products, or services expected to be provided at a future date.
Other long-term liabilities. Other long-term liabilities decreased $0.1 million for the year ended June 30, 2011, as compared to June 30, 2010. This was due to a decrease in non-current deferred revenue.
Liquidity and Capital Resources
The following is a summary of the change in our cash and cash equivalents:

	June 30,
	2011	2010
Net cash provided by operating activities	$9,234	$4,437
Net cash used in investing activities	(776)	(1,829)
Net cash provided by (used in) financing activities	(1,549)	747

Net increase in cash and cash equivalents	$6,909	$3,355

Cash and Cash Equivalents
At June 30, 2011, we held cash and cash equivalents of $15.0 million and our working capital was approximately $5.0 million. At June 30, 2010, we held cash and cash equivalents of $8.1 million and our working capital was approximately $2.6 million. Cash and cash equivalents have increased by approximately $6.9 million during the year ended June 30, 2011 from positive operating cash flows offset by capital expenditures of $0.8 million and financing activities of $1.5 million.

Operating Activities
Cash provided by operations increased to $9.2 million for the year ended June 30, 2011 from $4.4 million for the year ended June 30, 2010. The primary driver of 2011 operating cash flow was a $9.0 million increase in deferred revenue relating to the Ground Support Equipment (“GSE”) contract. Deferred revenue represents amounts collected from customers for projects, products, or services expected to be provided at a future date.
Investing Activities
Cash used in investing activities for the year ended June 30, 2011 decreased to $0.8 million from $1.8 million for the year ended June 30, 2010. Our investing activities are driven primarily by capital expenditures. The decline in capital expenditures resulted from the completion of an administrative customer support building at VAFB in 2010.
Financing Activities
Cash used in financing activities for the year ended June 30, 2011 increased to $1.5 million from $0.8 million of cash provided by financing activities for the year ended June 30, 2010. The increase is a result of repaying the Senior Convertible Notes of $5.1 million and retiring the legacy term loan of $3.4 million, partially offset by acquiring the current term loan of $7.0 million.
Debt
Credit Facilities
In October 2010, we entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan terminates in October 2015 and the $3.0 million revolving credit facility expires October 2012. The term loan requires monthly payments of principal plus interest at the rate of prime plus 0.25%, but not less than 4.0%. The revolving credit facility allows multiple advances not to exceed $3.0 million, based on eligible accounts receivable, and incurs interest at the rate of prime plus 0.25%, but not less than 4.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. The balance of the $7.0 million term loan at June 30, 2011 was $6.8 million and there was no outstanding balance on the revolving credit facility at June 30, 2011.
The legacy term note outstanding in October 2010 of $3.4 million was paid in full upon entering into the new financing facility. The legacy term note and credit financing facility were closed as of October 2010.
The Company was in compliance with all covenants as of June 30, 2011.
Senior Convertible Notes
The $5.1 million of Senior Convertible Notes were retired in October 2010. The company paid the $5.1 million of principal, plus accrued interest of $0.1 million, on the Senior Convertible Notes at the scheduled maturity.
Contractual Obligations
In addition to the term loan (see “Debt” explanation above), the Company is obligated under non-cancelable operating leases for equipment, office space and the land for a payload processing facility. Future minimum payments under the term loan and non-cancelable operating leases are as follows (in thousands):

	Payments due by period
		Less than			More than 5
Contractual Obligations	Total	1 year	1-3 years	3-5 years	years
Term Loan	$6,770	$348	$6,422	$—	$—
Operating Lease Obligations	1,152	847	305	—	—

Total	$7,922	$1,195	$6,727	$—	$—

Rent expense for each of the years ended June 30, 2011, and 2010 was approximately $0.9 million. For fiscal year 2011, the Company received sublease payments of $0.2 million.
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

State of Texas Funding
In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to serve the security, healthcare and industrial markets (See Note 14). As of June 30, 2011, 1st Detect has received the first of two $0.9 million disbursements. The disbursed amount of $0.9 million represents a contingency through March 2020, the date of cancellation. If an event of default should occur, the principal and accrued interest would be reclassified from equity to notes payable in the consolidated financial statements as amounts due to the State of Texas. Management considers the likelihood of an event of default to be remote due to the fact that the covenants that would necessitate repayment are within the control of the Company. As of June 30, 2011, no default events have occurred.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2011.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Astrotech Corporation
We have audited the accompanying consolidated balance sheet of Astrotech Corporation as of June 30, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astrotech Corporation at June 30, 2011, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Austin, Texas
September 20, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Astrotech Corporation and Subsidiaries:
We have audited the accompanying consolidated balance sheets of Astrotech Corporation and its subsidiaries (the “Company”) as of June 30, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ PMB HELIN DONOVAN LLP
Austin, Texas
August 30, 2010

ASTROTECH CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$14,994	$8,085
Accounts receivable, net	2,429	5,676
Prepaid expenses and other current assets	963	528
Short term note receivable	—	675

Total current assets	18,386	14,964
Property and equipment, net	38,418	39,920
Long term note receivable	675	—
Other assets, net	141	19

Total assets	$57,620	$54,903

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$757	$859
Accrued liabilities and other	1,342	2,083
Deferred revenue	10,919	854
Term note payable	348	3,356
Senior convertible subordinated notes payable — 5.5%	—	5,111
Other	—	78

Total current liabilities	13,366	12,341

Deferred revenue	274	350
Term note payable, net of current portion	6,422	—

Total liabilities	20,062	12,691

Commitments and contingencies (Note 13)	—	—

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 authorized shares, 0 issued and outstanding shares, at June 30, 2011 and 2010	—	—
Common stock, no par value, 75,000,000 shares authorized at June 30, 2011 and 2010, 18,339,609 and 17,062,793 shares issued at June 30, 2011 and 2010, respectively	183,712	183,515
Treasury stock, 311,660 shares at cost	(237)	(237)
Additional paid-in capital	1,104	639
Retained deficit	(148,942)	(143,959)
Noncontrolling interest	1,921	2,254

Total stockholders’ equity	37,558	42,212

Total liabilities and stockholders’ equity	$57,620	$54,903

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended June 30,
	2011	2010

Revenue	$20,149	$27,979
Cost of revenue	13,668	12,858

Gross profit	6,481	15,121

Operating expenses
Selling, general and administrative	8,402	12,170
Research and development	3,834	2,798

Total operating expenses	12,236	14,968

Income (loss) from operations	(5,755)	153
Interest and other expense, net	(279)	(459)

Loss before income taxes	(6,034)	(306)
Income tax benefit (expense)	53	(22)

Net loss	(5,981)	(328)
Less: Net loss attributable to noncontrolling interest	(998)	(588)

Net income (loss) attributable to Astrotech Corporation	$(4,983)	$260

Net income (loss) per share, basic	$(0.28)	$0.02
Weighted average common shares outstanding, basic	17,822	16,567

Net income (loss) per share, diluted	$(0.28)	$0.01
Weighted average common shares outstanding, diluted	17,822	18,283
See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Treasury	Additional		Non-	Total
	Number of		Stock	Paid-In	Accumulated	Controlling	Stockholders’
	Shares	Amount	Amount	Capital	Deficit	Interest	Equity

Balance at June 30, 2009	16,443	$183,341	$(237)	$1,663	$(144,219)	$—	$40,548
Stock based compensation	—	—	—	862	—	116	978
Exercise of stock options	283	174	—	(60)	—	—	114
Restricted stock issuance	25	—	—	—	—	—	—
Issuance of restricted stock and warrants in subsidiaries	—	—	—	(1,826)	—	1,826	—
State of Texas Funding						900	900
Net income (loss)	—	—	—	—	260	(588)	(328)

Balance at June 30, 2010	16,751	$183,515	$(237)	$639	$(143,959)	$2,254	$42,212

Stock based compensation	—	—	—	1,115	—	64	1,179
Exercise of stock options	344	197	—	(49)	—	—	148
Restricted stock issuance	933	—	—	—	—	—	—
Capital contribution	—	—	—	(601)	—	601	—
Net loss	—	—	—	—	(4,983)	(998)	(5,981)

Balance at June 30, 2011	18,028	$183,712	$(237)	$1,104	$(148,942)	$1,921	$37,558

See the accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(5,981)	$(328)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	1,195	978
Depreciation and amortization	2,315	2,135
Changes in assets and liabilities:
Accounts receivable	3,247	6,603
Deferred revenue	9,989	(3,039)
Accounts payable	(102)	(2,106)
Other assets and liabilities	(1,429)	194

Net cash provided by operating activities	9,234	4,437

Cash flows from investing activities
Purchases of property, equipment and leasehold improvements	(776)	(1,829)

Net cash used in investing activities	(776)	(1,829)

Cash flows from financing activities
Term loan payment	(173)	—
Term loan repayment	(3,356)	(267)
Senior convertible note repayments	(5,111)	—
State of Texas Funding	—	900
Proceeds from issuance of common stock	148	114
Proceeds from term loan	6,943	—

Net cash provided by (used in) financing activities	(1,549)	747

Net change in cash and cash equivalents	6,909	3,355
Cash and cash equivalents at beginning of period	8,085	4,730

Cash and cash equivalents at end of period	$14,994	$8,085

Supplemental disclosures of cash flow information:
Cash paid for interest	$381	$469

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
Our Business Units
Astrotech Space Operations (“ASO”)
ASO is the leading commercial supplier of satellite launch processing services in the United States. ASO provides processing support for government and commercial customers for their complex communication, earth observation and deep space satellites. ASO’s spacecraft processing capabilities are among the elite in the industry, with ideally located facilities that can support the largest five-meter class satellites, encompassing the majority of U.S. based satellite preparation services. ASO has provided launch processing support for government and commercial customers for more than a quarter century, successfully processing more than 290 spacecraft without negatively impacting a customer launch schedule.
Spacetech
Our Spacetech business unit is an incubator intended to develop space-industry technologies into commercial applications to be sold to consumers and industry. Spacetech is currently working on two business initiatives: 1st Detect Corporation and Astrogenetix, Inc. 1st Detect’s business began under a Space Act Agreement with the National Aeronautics and Space Administration (“NASA”) for a chemical detection unit to be used on the International Space Station. 1st Detect engineers are developing a Miniature Chemical Detector, based on ion trap mass spectrometry, that we believe fills a niche by being highly accurate, lightweight, battery-powered, durable and inexpensive. Astrogenetix is a biotechnology company created to use the unique environment of space to discover and develop novel therapeutic products. A natural extension of the many years of experience preparing, launching, and operating scientific payloads in space, Astrogenetix is in the process of developing products from microgravity discoveries.
The Company’s significant legal entities include Astrotech Space Operations, Inc., 1st Detect Corporation and Astrogenetix, Inc.
Liquidity
At June 30, 2011, we had cash and cash equivalents of $15.0 million and our working capital was approximately $5.0 million.
The Company’s debt repayments are due as follows (in thousands):

	Balance	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	6/30/2011	2012	2013	2014	2015

Term Note	$6,770	$348	$372	$387	$5,663

We believe we have sufficient liquidity and backlog to fund ongoing operations for at least the next fiscal year. We expect to utilize existing cash and proceeds from operations to grow our core business offering in ASO and to support strategies for new business initiatives, most notably, the 1st Detect Miniature Chemical Detector.
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
A Summary of Revenue Recognition Methods

Services/Products Provided	Contract Type	Method of Revenue Recognition
Payload Processing Facilities	Firm Fixed Price — Mission Specific	Ratably, over the occupancy period of a spacecraft within the facility from arrival through launch

	Firm Fixed Price — Guaranteed Number of Missions	For multi-year contract, payments recognized ratably over the contract period

Integration & Operations Support Services and Construction Contracts	Firm Fixed Price	Percentage-of-completion based on costs incurred

Configuration Management, Engineering Services	Cost Reimbursable Award/Fixed Fee	Reimbursable costs incurred plus award/fixed fee

Commercial Products	Specific Purchase Order Based	At shipment

Grant	Cost Reimbursable Award	As costs are incurred for related research and development expenses
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
Property and Equipment
Property and equipment are stated at cost. All furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets, which is generally five years. Our payload processing facilities are depreciated using the straight-line method over their estimated useful lives ranging from 16 to 40 years. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the term of the lease. Repairs and maintenance are expensed when incurred.
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
Notes Receivable
The carrying value of the Company’s notes receivable, net of the allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding notes receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Notes receivable balances deemed uncollectible are written off against the allowance.
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
Noncontrolling Interest
Noncontrolling interest accounting is applied for any entities where the Company maintains more than 50% and less than 100% ownership. The Company clearly identifies the noncontrolling interest in the balance sheets and income statements. We also disclose three measures of net income: net income, net income attributable to noncontrolling interest, and net income attributable to Astrotech Corporation. Our operating cash flows in our consolidated statements of cash flows reflect net income, while our basic and diluted earnings per share calculations reflect net income attributable to Astrotech Corporation.

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
The common stock purchase right gives the State of Texas the ability to purchase common stock in 1st Detect, at par value per share, at the earlier of: (1) the first Qualifying Financing Event or (2) eighteen months (See Note 14). As of June 30, 2011, no Qualifying Financing Event has occurred.
There are no cash payments due under the note unless there is an event of default, and the terms that allow for the note to be cancelled after the passage of a set amount of time. The purpose of the note is to provide recourse for the State of Texas if 1st Detect fails to fulfill the purpose of the grant, which is primarily to provide for economic development within the State of Texas. If an event of default should occur, the principal and accrued interest would be reclassified from equity to notes payable in the consolidated financial statements as amounts due to the State of Texas. Management considers the likelihood of an event of default to be remote. As of June 30, 2011, no default events have occurred.
Income Taxes
The Company accounts for income taxes under the liability method, whereby deferred tax asset or liability account balances are determined based on the difference between the financial statement and the tax bases of assets and liabilities using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
(3) Noncontrolling Interest
In January 2010, restricted shares of Astrotech subsidiaries 1st Detect and Astrogenetix were granted to certain employees, directors and officers (see Note 9), resulting in Astrotech owning less than 100% of these subsidiaries. The Company applied non-controlling interest accounting for the periods ended June 30, 2011 and 2010, which requires us to clearly identify the non-controlling interest in the consolidated balance sheets and consolidated income statements. We disclose three measures of net income (loss): net income (loss), net income (loss) attributable to noncontrolling interest, and net income (loss) attributable to Astrotech Corporation. Our operating cash flows in our consolidated statements of cash flows reflect net income (loss), while our basic and diluted earnings per share calculations reflect net income (loss) attributable to Astrotech Corporation.

Beginning balance at July 1, 2010	$2,254
Net loss attributable to noncontrolling interest	(998)
Capital Contribution	601
Stocked based compensation	64

Ending balance at June 30, 2011	$1,921

As of June 30, 2011, the Company’s share of income and losses is 86% for 1st Detect and 83% for Astrogenetix.
(4) Accounts Receivable
As of June 30, 2011, and 2010, accounts receivable consisted of the following (in thousands):

	2011	2010
U.S. Government contracts:
Billed	$436	$2,123
Unbilled	932	836

Total U.S. Government contracts	$1,368	$2,959

Commercial contracts:
Billed	$847	$1,926
Unbilled	214	791

Total commercial contracts	$1,061	$2,717

Total accounts receivable	$2,429	$5,676

The Company anticipates collecting all unreserved receivables within one year. Unbilled accounts receivable represents revenue earned in excess of contracted billing milestones.
The accuracy and appropriateness of our direct and indirect costs and expenses under government cost-plus contracts, and therefore, our accounts receivable recorded pursuant to such contracts, are subject to extensive regulation and audit by the U.S. Defense Contract Audit Agency (“DCAA”) or by other appropriate agencies of the U.S. Government. Such agencies have the right to challenge our cost estimates or allocations with respect to any government contract. In the opinion of management, any adjustments likely to result from remaining inquiries or audits of its contracts would not have a material adverse impact on our financial condition or results of operations.
(5) Property & Equipment
As of June 30, 2011, and 2010, property and equipment consisted of the following (in thousands):

	June 30,
	2011	2010

Flight Assets	$44,757	$49,210
Payload Processing Facilities	44,717	44,457
Furniture, Fixtures, Equipment & Leasehold Improvements	17,862	19,611
Capital Improvements in Progress	199	108

Gross Property and Equipment	107,535	113,386

Accumulated Depreciation	(69,117)	(73,466)

Property and Equipment, net	$38,418	$39,920

Depreciation and amortization expense of property and equipment for the years ended June 30, 2011 and 2010 was $2.3 million and $2.1 million, respectively.
(6) Debt
Credit Facilities
In October 2010, we entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan terminates in October 2015 and the $3.0 million revolving credit facility expires in October 2012. The term loan requires monthly payments of principal plus interest at the rate of prime plus 0.25%, but not less than 4.0%. The revolving credit facility allows multiple advances not to exceed $3.0 million, based on eligible accounts receivable, and incurs interest at the rate of prime plus 0.25%, but not less than 4.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. The balance of the $7.0 million term loan at June 30, 2011 was $6.8 million and there was no outstanding balance on the revolving credit facility at June 30, 2011.
The legacy term note of $3.3 million outstanding, at September 30, 2010, was paid in full upon entering into the new financing arrangement. The legacy term note and credit financing facility were closed as of October 2010.
The Company was in compliance with all covenants as of June 30, 2011.
Senior Convertible Notes
The $5.1 million of Senior Convertible Notes were retired in October 2010. The Company paid the $5.1 million of principal, plus accrued interest of $0.1 million, at the scheduled maturity.
(7) Fair Value of Financial Instruments
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
The following table presents the carrying amounts, estimated fair values and valuation input levels of certain of the Company’s financial instruments as of June 30, 2011 and June 30, 2010 (in thousands):

	June 30, 2011		June 30, 2010
	Carrying	Fair	Carrying	Fair	Valuation
	Amount	Value	Amount	Value	Inputs
Debt	$6,770	$6,770	$3,356	$3,356	Level 2
Senior convertible notes payable — 5.5%	—	—	5,111	4,808	Level 1

Total	$6,770	$6,770	$8,467	$8,164

The carrying value of the Company’s debt at June 30, 2011 approximates fair value based on rates available for similar debt available to comparable companies in the marketplace. The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, and accounts payable approximate their fair market value due to the relatively short duration of these instruments.
(8) Business and Credit Risk Concentration
A substantial portion of our revenue has been generated under contracts with the U.S. Government. During the year ended June 30, 2011 and 2010, approximately 73% and 49%, respectively, of our revenues were generated by various NASA and U.S. Government contracts or subcontracts. Accounts receivable totaled $2.4 million at June 30, 2011 of which 56% was attributable to the U.S. Government.
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
(9) Common Stock Incentive, Stock Purchase Plans and Other Compensation Plans
At June 30, 2011, 2,241,425 shares of Common Stock were reserved for future grants of stock incentive grants under the Company’s four stock incentive plans.
The 1994 Plan (“1994 Plan”)
Under the terms of the 1994 Plan, the number and price of the stock incentive awards granted to employees is determined by the Board of Directors and such grants vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. The total number of shares that are available under this plan is 395,000. As of June 30, 2011, there are no shares available for grant. Based on the Articles of the 1994 stock incentive plan, no awards shall be granted more than ten years after the effective date of the plan unless amended.
The Directors’ Stock Option Plan (“Director’s Plan”)
Options under the Director’s Plan vest after one year and expire seven years from the date of grant. The total number of options that are available under this plan is 50,000. Through June 30, 2011, there are 33,000 options available for grant.
Space Media, Inc. Stock Option Plan
During the year ended June 30, 2000, Space Media, Inc. (“SMI”), a majority-owned subsidiary of the Company, adopted an option plan under which 1,500,000 shares of our Common Stock have been reserved for future grants. The operations of SMI have been discontinued. No options were issued or are outstanding under this plan.

2008 Stock Incentive Plan (“2008 Plan”)
The 2008 Plan was created to promote growth of the Company by aligning the long-term financial success of the Company with the employees, consultants and directors. In the first and second quarters of fiscal 2010, the compensation committee of the Board of Directors granted 1,995,559 and 410,000 restricted shares, respectively, to directors, named executive officers and employees in recognition of the positive fiscal 2009 financial and operating performance. The shares were issued from the 2008 Stock Incentive Plan, vest 33.33% a year over a three year period and expire upon the employee’s termination. As of June 30, 2011, 5,622,267 stock options and restricted shares were granted, 578,957 shares have been cancelled and 456,690 shares are available for future grant.
2011 Stock Incentive Plan (“2011 Plan”)
The 2011 Plan was designed to increase shareholder value by compensating employees over the long term. The plan is to be used to promote long-term financial success and execution of our business strategy. Currently there are 1,750,000 shares available under the plan and as of June 30, 2011 there have been no grants.
2011 1st Detect Stock Incentive Plan
The 2011 Plan was designed to increase shareholder value by compensating employees over the long term. The plan is to be used to promote long-term financial success and execution of our business strategy. Currently there are 2,500 shares available under the plan and as of June 30, 2011 there have been no grants.
1st Detect
On January 19, 2010, an independent committee of the Board of Directors of 1st Detect, a subsidiary of the Company, approved a grant of 1,180 restricted stock shares and 1,820 stock purchase warrants to certain officers, directors and employees of 1st Detect. The awards vest 50% a year over a 2 year period. The restricted stock awards are equal to the fair market value of 1st Detect’s common stock on the date of grant as determined by an independent valuation firm. The Company recognized compensation expense of $0.1 million for restricted stock outstanding for each of the years ended June 30, 2011 and 2010. The Company utilized the Black-Scholes methodology in determining the fair market value of the warrants of $0.2 million, of which $0.1 million was recognized for each of the years ended June 30, 2011 and 2010.
Astrogenetix
On January 19, 2010, an independent committee of the Board of Directors of Astrogenetix, a subsidiary of the Company, approved a grant of 1,550 restricted stock shares and 2,050 stock purchase warrants to certain officers, directors and employees of Astrogenetix. The awards vest 50% a year over a 2 year period. The restricted stock awards are equal to the fair market value of Astrogentix’s common stock on the date of grant as determined by an independent valuation firm. The Company recognized compensation expense of $0.1 million for restricted stock outstanding for each of the years ended June 30, 2011 and 2010. The Company utilized the Black-Scholes methodology in determining the fair market value of the warrants of $0.1 million, of which $0.1 million was recognized for each of the years ended June 30, 2011 and 2010.
Stock Option Activity Summary
The Company’s stock options activity for the twelve months ended June 30, 2011 was as follows:

	Shares	Weighted Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2010	745	$1.45
Granted	—	—
Exercised	(344)	0.43
Cancelled or expired	(24)	18.43

Outstanding at June 30, 2011	377	$1.28

The aggregate intrinsic value of options exercisable at June 30, 2011 was $0.2 million as the fair value of the Company’s common stock is more than the exercise prices of these options.

		Options
		outstanding			Options
		Weighted-			exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of exercise prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.30 – 0.45	353,750	7.29	$0.37	236,250	$0.37
$4.40 – 11.50	11,900	2.72	8.46	11,900	8.46
$14.30 – 26.00	11,700	1.20	21.70	11,700	21.70

$0.30 – 26.00	377,350	6.96	$1.28	259,850	$1.70

Compensation costs recognized related to vested stock option awards during the year ended June 30, 2011, and 2010 was $(0.1) million and $0.1 million, respectively. At June 30, 2011, there was $0.1 million of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted-average period of 1.33 years.
Restricted Stock
At June 30, 2011, and 2010, there was $0.9 million and $2.3 million of unrecognized compensation costs related to restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.15 years.
The Company’s restricted stock activity for the twelve months ended June 30, 2011, was as follows:

		Weighted
		Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Non-vested at June 30, 2010	2,336	$1.17
Issued	61	1.24
Vested	(933)	1.20
Cancelled or expired	(99)	1.79

Non-vested at June 30, 2011	1,365	$1.14

Restricted Stock 1st Detect
At June 30, 2011, there was $0.1 million of unrecognized compensation costs related to restricted stock and warrants, which is expected to be recognized over a weighted average period of 0.6 years.
1st Detect restricted stock activity for the twelve months ended June 30, 2011, was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at June 30, 2010	1,180	$212.00
Granted	—	—
Vested	(590)	212.00
Cancelled or expired	—	—

Non-vested at June 30, 2011	590	$212.00

Restricted Stock Astrogenetix
At June 30, 2011, there was $0.1 million of unrecognized compensation costs related to restricted stock and warrants, which is expected to be recognized over a weighted average period of 0.6 years.
Astrogenetix restricted stock activity for the twelve months ended June 30, 2011, was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at June 30, 2010	1,550	$167.00
Granted	—	—
Vested	(625)	167.00
Cancelled or expired	(300)	167.00

Non-vested at June 30, 2011	625	$167.00

Other Stock Based Incentive Awards
2007 performance shares — We issued 239,900 performance shares in December 2007 out of the 1994 Plan. Subsequent to issuance 179,000 shares were forfeited, accordingly 60,900 shares vested in February 2011. The performance shares were valued at the close of business on the date of grant, and recognized expense and accrued an incentive compensation liability, pro rata over the vesting period. An expense was incurred in the amount of $0.1 million for the year ended June 30, 2011.
Fair Value of Stock Based Compensation
The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Spacetech
	Year ended June 30,
	2011	2010
Expected Dividend Yield	—%	0%
Expected Volatility	—	0.66
Risk-Free Interest Rates	—%	0.9%
Expected Option Life (in years)	—	2.00
No options have been issued during the year ended June 30, 2011. The assumptions are as follows:
•
We estimated volatility using industry competitor’s historical share price performance over the last two years. Management believes the historical estimated volatility is materially indicative of expectations about expected future volatility.

•	We use the simplified method to estimate expected lives for options granted.

•	The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for the expected term of the option.

•	The expected dividend yield is based on our current dividend yield and the best estimate of projected dividend yield for future periods within the expected life of the option, which is currently 0%.
Cash Based Long Term Incentive Awards
The Compensation Committee of the Board of Directors adopted and implemented a Long-Term Cash Incentive Plan during the second quarter of fiscal year 2008. The Long-Term Cash Incentive Plan pays cash awards to employees upon the successful completion of certain events and passage of time as established by the Compensation Committee. In the year ended June 30, 2008, the Compensation Committee awarded Long-Term Cash Incentive Units valued at $0.3 million to employees. These units vested 50% in August 2010 and 50% in February 2011. For fiscal year 2011, expense recognized for this plan totaled $0.1 million and cash paid to employees was $0.1 million.

Securities Repurchase Program
In March 2009, the Company repurchased 300,000 shares of Common Stock at a price of $0.40 per share, pursuant to the securities repurchase program. As of June 30, 2011, we had repurchased 311,660 share of Common Stock at a cost of $0.2 million, which represents an average cost of $0.76 per share, and $1.1 million of Senior Convertible Notes. As a result, the Company is authorized to repurchase an additional $5.7 million of securities under this program.
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
(10) Income Taxes
The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

	Year Ended June 30,
	2011	2010
Current
Federal	$—	$—
State and local	(53)	22
Foreign	—	—

	$(53)	$22

Deferred
Federal	—	—
State and local	—	—
Foreign	—	—

Total Tax Expense	$(53)	$22

A reconciliation of the reported income tax expense to the amount that would result by applying the U.S. Federal statutory rate to the income (loss) before income taxes to the actual amount of income tax expense (benefit) recognized follows (in thousands):

	Year Ended June 30,
	2011	2010

Expected expense (benefit)	$(2,112)	$(104)
State Tax Expense	3	22
Adjustment from prior year state tax filings	(56)	—
Change in temporary tax adjustments not recognized	(605)	(186)
Net reduction in prior year DTA balances	2,179	—
Stock compensation	418	207
Other permanent items	120	83

Total	$(53)	$22

The Company’s deferred tax assets as of June 30, 2011 and 2010 consist of the following (in thousands):

Deferred tax assets:
Net operating loss carryforwards	$12,260	$12,410
Alternative minimum tax credit carryforwards	671	689
Accrued expenses and other timing	333	85

Total gross deferred tax assets	$13,264	$13,184
Less — valuation allowance	(12,184)	(12,789)

Net deferred tax assets	$1,080	$395

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(1,080)	(395)
Total gross deferred tax liabilities	$(1,080)	$(395)

Net deferred tax assets (liabilities)	$—	$—

The valuation allowance decreased by approximately $0.6 million for the year ended June 30, 2011. The valuation allowance decreased by approximately $0.2 million for the year ended June 30, 2010. The Company adjusted the value of its deferred tax assets (before valuation allowance) as the result of proposed adjustments from its current federal tax examination as well as further analysis of the computations underlying its prior year deferred tax asset balances. Since the Company reflects a full valuation allowance against its deferred tax assets, there has been no income tax impact from these changes.
At June 30, 2011, the Company had accumulated net operating loss carryforwards of approximately $33.8 million for Federal income tax purposes ($11.8 million, tax effected) that are available to offset future regular taxable income. These net operating loss carryforwards expire between the years 2021 and 2032. Utilization of these net operating losses is limited due to the changes in stock ownership of the Company associated with the October 2007 Exchange Offer; as such, the benefit from these losses may not be realized.
The Company also has accumulated state net operating loss carryforwards of approximately $8.1 million ($0.3 million, tax effected) that are available to offset future state taxable income. These net operating loss carryforwards expire between the years 2019 and 2032. These losses may also be subject to utilization limitations; as such, the benefit from these losses may not be realized.
The Company is currently under examination by the Internal Revenue Service for the fiscal years ended June 30, 2008 through 2010. Loss carryovers are generally subject to modification by tax authorities until 3 years after they have been utilized; as such, the Company is subject to examination for the fiscal years ended 2000 through present for federal purposes and fiscal years ended 2006 through present for state purposes.
The Company has a temporary credit for business loss carryovers that may be utilized to offset its Texas margin tax. The credit amount is $0.2 million ($0.1 million, tax effected). These credits may be used to offset $13,000 of state tax liability each year and expire annually if not utilized.
The Company has $0.7 million of alternative minimum tax credit carryforwards available to offset future regular tax liabilities.
The Company files consolidated returns for federal, California, Florida, and Texas income and franchise taxes.
In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be utilized to offset future tax liabilities. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2011, the Company provided a full valuation allowance of approximately $12.1 million against its net deferred tax assets.
Uncertain Tax Positions
The Company’s change in uncertain tax benefit reserves during 2011, 2010 and 2009 were as follows (in thousands):

	2011	2010	2009
Balance at July 1	$—	$—	$—
Additions for tax positions of current period	—	—	—
Additions for tax positions of prior years	60	—	—
Decreases for tax positions of prior years	—	—	—

Balance at June 30	$60	$—	$—

As of June 30, 2011, total uncertain tax positions related to state income taxes amounted to $60,000. Should the tax positions prove successful, the Company’s tax expense would be reduced by $39,000 (net of federal benefit). The uncertain tax position reserve is included in noncurrent liabilities. There has been $13,000 of interest or penalty recorded as of June 30, 2011 and is included in the uncertain tax position liability.
(11) Net Income (Loss) Per Share
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

	Year Ended June 30,
	2011	2010

Numerator:
Net income (loss) attributable to Astrotech, basic	$(4,983)	$260

Net income (loss) attributable to Astrotech, diluted	$(4,983)	$260

Denominator:
Denominator for basic net income (loss) per share — weighted average common stock outstanding	17,822	16,567
Dilutive common stock equivalents — common stock options and share-based awards	—	1,716
Denominator for diluted net income (loss) per share weighted average common stock outstanding and dilutive common stock equivalents	17,822	18,283

Basic net income (loss) per share	$(0.28)	$0.02

Diluted net income (loss) per share	$(0.28)	$0.01

The Senior Convertible Subordinated Notes Payable outstanding as of June 30, 2010, which are convertible into 341,000 shares of common stock, respectively, at $15.00 per share, have not been included in the computation of diluted net income per share for the twelve months ended June 30, 2010, as the impact to net income per share is anti-dilutive.
Options to purchase 377,350 shares of common stock at exercise prices ranging from $0.30 to $26.00 per share outstanding for the twelve months ended June 30, 2011, were not included in diluted net income per share, as the impact to net income per share is anti-dilutive. Options to purchase 39,900 shares of common stock at exercise prices ranging from $4.40 to $48.75 per share outstanding for the twelve months ended June 30, 2010, respectively, were not included in diluted net income per share, as the impact to net income per share is anti-dilutive.
(12) Employee Benefit Plans
We have a defined contribution retirement plan, which covers substantially all employees and officers. For the years ended June 30, 2011 and 2010, we have contributed the required match of $0.3 million and $0.3 million, respectively, to the plan. We have the right, but not an obligation, to make additional contributions to the plan in future years at the discretion of the Company’s Board of Directors. We have not made any additional contributions for the years ended June 30, 2011 and 2010.

(13) Commitments and Contingencies
In addition to the term loan (see Note 6), the Company is obligated under non-cancelable operating leases for equipment, office space and the land for a payload processing facility. Future minimum payments under the term loan and non-cancelable operating leases are as follows (in thousands):

Year ending June 30,

2012	$1,204
2013	659
2014	396
2015	5,663
2016	—
2017 and thereafter	—

Total	$7,922

Rent expense for each of the years ended June 30, 2011 and 2010 was approximately $0.9 million. For fiscal year 2011, the Company received sublease payments of $0.2 million.
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
State of Texas Funding
In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to serve the security, healthcare and industrial markets. (See Note 14). As of June 30, 2011, 1st Detect has received the first of two $0.9 million disbursements. The disbursed amount of $0.9 million represents a contingency through March 2020, the date of cancellation. If an event of default should occur, the principal and accrued interest would be reclassified from equity to notes payable in the consolidated financial statements as amounts due to the State of Texas. Management considers the likelihood of an event of default to be remote. As of June 30, 2011, no default events have occurred.
Employment Contracts
The Company has entered into employment contracts with certain of its key executives. Generally, certain amounts may become payable in the event the Company terminates the executives’ employment.
(14) State of Texas Funding
In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to serve the security, healthcare and industrial markets. In exchange for the award, 1st Detect granted a common stock purchase right and a note payable to the State of Texas. As of June 30, 2011, 1st Detect has received the first of two $0.9 million disbursements. The proceeds from the award can only be used to fund development of the Miniature Chemical Detector at 1st Detect, not for repaying existing debt or for use in other Company subsidiaries.
The common stock purchase right is exercisable at the first “Qualifying Financing Event”, which is essentially a change in control or third party equity investment in 1st Detect. The number of shares available to the State of Texas, at the price of par value, is calculated as the total disbursements (numerator) divided by the stock price established in the Qualifying Financing Event (denominator). If the first Qualifying Financing Event does not occur within eighteen months of the agreement effective date, the number of shares available for purchase will equal the total disbursements (numerator) divided by $100 (denominator). As of June 30, 2011, no Qualifying Financing Event has occurred.
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
Management considers the likelihood of voluntarily repaying the note or of a default event as remote due to the fact that the covenants that would necessitate repayment are within the control of the Company. As such, the first $0.9 million installment was accounted for as a contribution to equity in the period ended June 30, 2010. As of June 30, 2011, no default events have occurred.

(15) Segment Information
Management’s primary financial and operating reviews focus on ASO, the core business unit. All intercompany transactions between business units have been eliminated in consolidation.
Key financial metrics for the year ended June 30, 2011 and 2010 of the Company’s segments are as follows (in thousands):

	Year Ended		Year Ended
	June 30, 2011		June 30, 2010
Revenue and Income		Income (loss)		Income (loss)
(in thousands)	Revenue	before income taxes	Revenue	before income taxes
ASO	$19,817	$438	$27,979	$6,332
Spacetech	332	(6,472)	—	(6,638)

Total	$20,149	$(6,034)	$27,979	$(306)

	Year Ended		Year Ended
Assets	June 30, 2011		June 30, 2010
	Fixed		Fixed
(in thousands)	Assets, net	Total Assets	Assets, net	Total Assets
ASO	$38,033	$55,948	$39,670	$48,670
Spacetech	385	1,672	250	6,233

Total	$38,418	$57,620	$39,920	$54,903

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
(17) Related Party Transactions
Director Compensation
In August 2009, the Board of Directors granted 525,000 total restricted shares valued at $0.6 million to directors from the 2008 Stock Incentive Plan. The restricted shares vest 33.33% a year for three years and expire upon termination. Compensation expense of $0.2 million was recorded in the twelve months ended June 30, 2011 for these awards.
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
(18) Subsequent Events
On August 30, 2011, we received a NASDAQ Staff Determination letter indicating that we failed to comply with NASDAQ Marketplace Rule 4310(c)(4), which requires that we maintain a $1.00 bid price, and our securities were, therefore, subject to delisting from The NASDAQ Capital Market.
On September 2, 2011, 1st Detect received the second of two $0.9 million disbursements from the Texas Emerging Technology Fund, awarded to 1st Detect in March 2010, for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to serve the security, healthcare and industrial markets (see Note 14).
On September 7, 2011, the Company announced that its Astrotech Space Operations subsidiary has been awarded a $4.0 million contract for payload processing services in support of a U.S. government mission.
(19) Recent Accounting Pronouncements
ASU 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None to report for the year ended June 30, 2011.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011, based on the frame work in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2011.
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
None to report for the period ended June 30, 2011.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
A Board of six directors was elected at the 2010 Annual Meeting. The Company’s Articles of Incorporation authorize the Board of Directors (“Board”) to determine the number of its members. A director who is appointed by the existing Board of Directors, due to a vacant position or the need for an additional director, will serve until the next Annual Meeting of Shareholders or until a successor is duly elected and qualified.
The following table shows information as of June 30, 2011, regarding members of the Company’s Board of Directors:

		Age as of	Director
Current Directors	Principal Occupation	June 30, 2011	Since

Thomas B. Pickens III	Chairman and Chief Executive Officer of Astrotech Corporation	54	2004

Mark Adams*	Founder, President and CEO, Advocate MD Financial Group, Inc.	49	2007

John A. Oliva*	Managing Principal, Capital City Advisors, Inc.	55	2008

William F. Readdy*	Founder, Discovery Partners, International LLC	59	2008

Sha-Chelle Devlin Manning*	Managing Director, Nanoholdings LLC	43	2010

Daniel T. Russler, Jr.*	Family Asset Management, LLC	47	2011

*	Indicates an “independent director”

Current Directors
Thomas B. Pickens III
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
Mr. Pickens has served as a director since 2004 and became CEO in 2007. He brings a historical understanding of Astrotech and serves a key leadership role on the Board of Directors, providing the Board of Directors with in-depth knowledge on Astrotech’s and the industry’s challenges and opportunities. Mr. Pickens was intimately involved with the transformation of the Company from the legacy SPACEHAB business to the current core business of Astrotech Space Operations, including the conversion of over $50 million in debt to equity positions. Currently, Mr. Pickens communicates management’s perspectives on company strategy, operations and financial results to the Board of Directors. Mr. Pickens has extensive senior management experience, as well as experience as a member of multiple corporate boards. Mr. Pickens also serves as Chairman of the Executive Committee.
Mr. Pickens previously served on the Board of Directors of Advocate MD Financial Group until his resignation in November 2009. Mark Adams, who is a director of Astrotech and a member of its Compensation Committee, is the founder and CEO of that company.
Mark Adams
Mr. Adams founded Advocate, MD Financial Group, Inc., a leading Texas-based medical liability insurance holding company, in July 2003. Since July 2003, Mr. Adams has served as its Chairman, President, and Chief Executive Officer. He is also a founding partner in several other companies including the Endowment Development Group, a Houston-based life insurance company specializing in placing large multimillion dollar life insurance policies throughout the U.S. market. Mr. Adams founded Murphy Adams Restaurant Group in 2007 which owns and operates Mama Fu’s Asian House restaurants throughout the southeast United States. In 2008, Mr. Adams founded Small Business United, LLC, a non-profit organization that supports small businesses. Also in 2008, Mr. Adams co-founded ETMG (Employer’s Trust Management Group), LLC. Additionally in 2008, Mr. Adams founded Sozo Global, LLC, a rapidly expanding, international network marketing functional beverage and nutritional products company. Mr. Adams is the winner of the 2008 Prestigious Ernst and Young Entrepreneur of the Year Award for Central Texas. After his career with global public companies such as Xerox and Johnson & Johnson (1985-1988), beginning in 1988, Mr. Adams then spent the next 12 years at Bostik Adhesives where he served in senior management, sales and strategic business management roles for their worldwide markets in North America, Latin America, Asia, and Europe. In 1997, Mr. Adams then served as Global Sales Director for Bostik and General Manager of Bostik’s J.V. Company Nitta-Findley based in Osaka, Japan and later purchased a minority interest in Ward Adhesives, Inc. and served as General Manager, and Vice President of Sales and Marketing. Mr. Adams is also an advisory board member for the McCoy College of Business at Texas State University. Additionally, Mr. Adams has served as a director of Murphy Adams Restaurant Group, LLC, Ex-Pel, Inc., KLD Energy Technologies, Inc., Powerstations, LLC and Sundance, LLC. He has also served as chief executive officer of ETMG (Employers Test Management Group), LLC, Sozo Global, LLC, Viva Chocolate, LLC.
Mr. Adams brings to our Board a wide range of experience in business, with a particular focus on entrepreneurism. He has brought his diversity of thought to the Board of Directors since 2007, which positions him as the longest tenured director other than Mr. Pickens. As stated above, Mr. Adams serves as a director for several public and private companies, including Astrotech, providing the Board with expertise in management and corporate governance.
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

Mr. Oliva various FINRA licenses including the Managing Principal and Financial Principal licenses. Prior to the formation of CCA and Southeastern Capital Partners, Mr. Oliva worked for Morgan Stanley & Co and served as an advisor to their Private Wealth Management group, developing, reviewing and implementing solutions for the firms’ investment banking clients, he was also a group manager. Mr. Oliva was nationally recognized for achievements at Morgan Stanley & Co and Shearson/Lehman Brothers in the asset management and investment banking sector. Mr. Oliva performed similar roles at Interstate/Johnson Lane and The Robinson Humphrey Company. Mr. Oliva also worked on the floor of the New York Stock Exchange.
Mr. Oliva has served on the Board of Directors since 2008 and provides expert advice to the Board of Directors on financial issues. Mr. Oliva plays a crucial role in risk management, providing advice and direction to management on a number of issues ranging from SEC filings, debt transactions and auditor independence. The Board of Directors has determined that Mr. Oliva met the qualification guidelines as an “audit committee financial expert” as defined by the SEC rules. Mr. Oliva is Chairman of the Audit Committee and serves on the Compensation Committee and the Governance and Nominating Committee.
William F. Readdy
From 1974 to 2005, Mr. Readdy served the United States as a naval aviator, pilot astronaut, military officer, and civil service executive. Retiring from the National Aeronautics and Space Administration (“NASA”) in September 2005, Mr. Readdy established Discovery Partners International LLC, a consulting firm providing strategic thinking and planning, risk management, safety and emerging technology solutions and decision support to aerospace and high-technology industries. Since its formation, Mr. Readdy has served as Managing Partner.
In addition, Mr. Readdy currently serves on the board of directors of American Pacific Corporation, a company that manufactures active pharmaceutical ingredients and registered intermediates, energetic products used primarily in space flight and defense systems, clean fire- extinguishing agents and water treatment equipment. Mr. Readdy is also chairman of GeoMetWatch, Inc., a startup company offering commercial satellite weather products.
In the late 1970s and early 1980s he served as a naval test pilot. Mr. Readdy joined NASA in 1986 and in 1987 became a member of the astronaut corps, but continued his military service in the Naval Reserve, attaining the rank of captain in 2000. Mr. Readdy logged more than 672 hours in space on three shuttle missions. In 1996 he commanded the space shuttle “Atlantis” on a docking mission to the Russian “Mir” space station.
In 2001, Mr. Readdy was appointed NASA’s Associate Administrator for Space Operations responsible for NASA’s major programs, several field centers and an annual budget approaching $7 billion. Following the loss of space shuttle “Columbia” in February 2003, Mr. Readdy chaired NASA’s Space Flight Leadership Council, and oversaw the agency’s recovery from the accident and the shuttle’s successful return to flight in July 2005. Mr. Readdy was honored as a Presidential Meritorious Rank Executive in 2003 and in 2005 was awarded NASA’s highest honor, the Distinguished Service Medal for the second time. In addition to the Distinguished Flying Cross he is the recipient of numerous national and international aviation and space awards, and has been recognized for his contributions to aerospace safety.
Mr. Readdy brings to the Company tremendous background and experience with NASA, the U.S. Department of Defense and with the aerospace industry in general, which are primary focuses of the Company. He also brings to the Company an extensive knowledge of public policy, program management and contracting matters involving military, civil and commercial space programs. Mr. Readdy serves on the Compensation Committee.
Sha-Chelle Manning
Sha-Chelle Manning is a founding partner of Manti Technologies, a privately held advanced technology investment group.
From September 1, 2008 to April 30, 2010, Sha-Chelle Manning has been Managing Director for Nanoholdings LLC, a company that commercializes scientific breakthroughs in nanotechnology. From January 2007 to December 31, 2008, Ms. Manning was Vice President at Authentix, a Carlyle company that is the leader in authentication solutions for Fortune 500 companies and governments around the world for brand protection, excise tax recovery, and authentication of security documents and pharmaceutical drugs. From September 2005 to April 2007, Ms. Manning was a consultant to the Office of the Governor of Texas, Rick Perry, where she led the development of the Texas nanotechnology strategic plan.
Prior to these assignments, Ms. Manning was Director of Alliances at Zyvex Corporation from August 2002 to September 2005, where she was responsible for the commercialization of nanotechnology products introduced and sold into the marketplace in partnership with key government agencies and industry. Ms. Manning also served as Vice President for Winstar Communications New Media.
Ms. Manning brings to our Board a wide range of experience in management and executive strategic consulting positions for companies focusing on high-technology solutions or services. Additionally, her interaction with local, state and federal governments throughout her career provides significant experience with government affairs, particularly in the State of Texas. Ms. Manning serves on the Corporate Governance and Nominating Committee and the Audit Committee.

Daniel T. Russler, Jr.
Daniel Russler has more than 20 years of capital markets, development, and entrepreneurial experiences, including an extensive background in sales and trading of a broad variety of equity, fixed income and private placement securities. Since 2003, Mr. Russler has been the Principal Partner of Family Asset Management, LLC, a multi-family office providing high net worth individuals and families with financial services. Mr. Russler has held portfolio and risk management positions at First Union Securities, Inc., J.C. Bradford & Co, William R. Hough & Co, New Japan Securities International and Bankers Trust Company. His background also includes experience in project and structured finance at U.S. Generating Company.
Mr. Russler received a master’s in business administration from the Owen Graduate School of Management at Vanderbilt University and a bachelor’s degree in English and political science from the University of North Carolina. He currently serves as the Senior Warden Emeritus at St. Philips Church and on its finance committee. Dan is also active in Charleston’s youth sports programs.
Mr. Russler is the newest addition to the Board of Directors and has extensive knowledge of finance, entrepreneurship, investment allocation and capital raising matters that the Board of Directors feels will add value to the shareholders. Mr. Russler’s qualifications and background were deemed to meet the Company’s requirements of an independent director by the Board of Directors in February 2011. Mr. Russler serves as the Chairman of the Compensation Committee and serves as a member of the Audit Committee.
Executive Officers and Key Employees of the Company who are Not Directors
Set forth below is a summary of the background and business experience of the executive officers of the Company who are not nominees of the Board of Directors:

		Age as of
Name	Position(s)	June 30, 2011

John M. Porter	Senior Vice President, Chief Financial Officer, Treasurer and Secretary	39

Don M. White Jr.	Senior Vice President, GM of Astrotech Space Operations	48
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
Operations of the Board of Directors
Board Member Attendance at Annual Meeting of Stockholders
The Company strongly encourages each member of the Board of Directors to attend each annual meeting of stockholders. Accordingly, we expect most, if not all, of the Company’s directors to be in attendance at the meeting. All of our directors attended the 2010 annual meeting of stockholders.
Meetings and Committees of the Board of Directors
The Board of Directors and its committees meet periodically during the year as deemed appropriate. During 2011, the Board of Directors met eight times. No director attended fewer than 75% of all the 2011 meetings of the Board of Directors and its committees on which each such director served.
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
Committees of the Board of Directors
During fiscal year 2011, the Board of Directors had three standing committees: an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. Each such committee currently consists of three persons and each member of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committees is required, at the minimum, to meet the “independence” requirements of the Nasdaq Capital Market’s Marketplace Rules. The Governance and Nominating Committee, the Audit Committee and the Compensation Committee have adopted a charter that governs its authority, responsibilities and operation. The Company periodically reviews, both internally and with the Board, the provisions of the Sarbanes-Oxley Act of 2002, and the rules of the SEC and NASDAQ regarding corporate governance policies, processes and listing standards. In conformity with the requirement of such rules and listing standards, we have adopted a written Audit Committee Charter, a Compensation Committee Charter, and a Corporate Governance and Nominating Committee Charter, which may be found on the Company’s web site at www.astrotechcorp.com under “For Investors” or by writing to Astrotech Corporation, 401 Congress Avenue, Suite 1650, Austin, Texas 78701, Attention “Investor Relations” and requesting copies.
The Board of Directors has determined each of the following directors to be an “independent director” as such term is defined by Rule 5605(a)(2) of the NASDAQ Marketplace Rules: Mark Adams; John A. Oliva; Sha-Chelle Manning, William F. Readdy and Daniel T. Russler, Jr.
The Corporate Governance and Nominating Committee
The Corporate Governance and Nominating Committee was created by the Board of Directors in February 2004. The Corporate Governance and Nominating Committee’s charter was adopted by the Committee and approved by the Board in May 2004. The charter is available in the “For Investors” section of the Company’s web site at www.astrotechcorp.com. The primary purpose of the Corporate Governance and Nominating Committee is to provide oversight on the broad range of issues surrounding the composition and operation of the Board of Directors, including identifying individuals qualified to become Board members and recommending to the Board director nominees for the next Annual Meeting of Shareholders. As of the end of fiscal year 2011 the Corporate Governance and Nominating Committee consisted of Mr. Adams (Chairman), Ms. Manning and Mr. Oliva. During fiscal year 2011, the Corporate Governance and Nominating Committee met twice.
The Audit Committee
The Audit Committee is composed solely of independent directors that meet the requirements of NASDAQ and SEC rules and operates under a written charter adopted by the Audit Committee and approved by the Board of Directors in May 2004. The charter is available on the Company’s web site which is www.astrotechcorp.com. The Audit Committee is responsible for appointing and compensating a firm of independent registered public accountants to audit the Company’s financial statements, as well as oversight of the performance and review of the scope of the audit performed by the Company’s independent registered public accountants. The Audit Committee also reviews audit plans and procedures, changes in accounting policies, and the use of the independent registered public accountants for non-audit services. As of the end of fiscal year 2011, the Audit Committee consisted of Mr. Oliva (Chairman), Mr. Russler and Ms. Manning. During fiscal year 2011, the Audit Committee met six times. The Board of Directors has determined that John A. Oliva met the qualification guidelines as an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.
Mr. Russler was appointed to the Audit Committee in April 2011.
The Compensation Committee
The Compensation Committee is composed solely of independent directors that meet the requirements of NASDAQ and SEC rules and operates under a written charter adopted by the Compensation Committee and approved by the Board of Directors in May 2004, and amended in May 2005. The charter is available on the Company’s web site at www.astrotechcorp.com. The Compensation Committee is responsible for determining the compensation and benefits of all executive officers of the Company and establishing general policies relating to compensation and benefits of employees of the Company. The Compensation Committee also administers the Company’s 2008 Stock Incentive Plan, the 1994 Stock Incentive Plan, the 1995 Directors’ Stock Option Plan, and the Employee Stock Purchase Plan in accordance with the terms and conditions set forth in those plans. As of the end of fiscal year 2011, the Compensation Committee consisted of Mr. Russler (Chairman), Mr. Readdy, and Mr. Oliva. During fiscal year 2011, the Compensation Committee met four times.

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

Item 11.	Executive Compensation
Compensation Discussion and Analysis
Overview
As the leading commercial provider of payload processing services, ASO strives to provide our customers with the most advanced facilities and customer support that are unparalleled in the industry. With that mission in mind, ASO is continuously working to secure additional government and commercial customers that require our unique capabilities. Additionally, ASO works to further grow the business with our service offering designing, building, and operating spacecraft processing equipment and facilities.
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
To remain competitive, the Compensation Committee periodically benchmarks our executive compensation program to determine how actual compensation targets and levels compare to our overall philosophy and target markets. The primary purpose of the benchmarking process is to provide the Compensation Committee with data from a peer group of companies to use as a guide in determining Astrotech performance compensation. The peer group is comprised of a mix of public companies who are as follows:
•	Geographically similar to the location of our Austin headquarters;

•	In the aerospace, defense and government contractor industries; and

•	Are of approximate size and complexity.
The list of companies used as the basis for benchmarking for the year ended June 30, 2011 is as follows:

•	Integral Systems

•	Herley Industries

•	Ceradyne Inc.

•	Sypris Solutions

•	Orbital Science Corporation

•	Valence Technology

•	Active Power

•	Convio

•	SolarWinds

•	Luminex

•	KVH Industries

This benchmarking considers information from proxy data for the peer group’s CEO and NEOs and was last presented to the Compensation Committee in July 2011. The Compensation Committee determined that the companies included in the peer group were reasonably similar to Astrotech. The Compensation Committee used the benchmark information as external market-based data points when determining the compensation levels for each of the NEOs. During the course of setting the NEO incentive compensation for 2011 and the salary for 2012, the Compensation Committee considered factors such as company and individual performance, in addition to, and along with, the benchmark information.
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
Role of the Compensation Committee and CEO in Determining Executive Compensation
Mr. Pickens is not a member of the Compensation Committee. He did not attend the Compensation Committee meetings in August 2010 or July 2011, which discussed NEO and all other employee compensation.
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

Short-term Cash Incentives
At the discretion of the Compensation Committee, we provide annual incentive awards designed to reward the achievement of financial results measured over the fiscal year in which that compensation is earned. Generally, we compute the short-term cash incentives after the end of each fiscal year and make the cash awards during the first quarter of the next fiscal year. All employees of the Company are eligible, based upon maximum award levels stated as a percentage of base salary (“Payout Percentage”). The maximum award levels are set within our salary-grade structure for each salary grade ranging from 5% to 50%.
For fiscal year 2011, the Compensation Committee approved short-term cash incentives encompassing three equally weighted “Bonus Elements,” each based upon specific objectives set by the Compensation Committee at the beginning of the fiscal year. The sum of the Payout Percentage for each of the Bonus Elements, then is applied to the award levels for each employee to determine the Bonus Award. For fiscal year 2011, the Compensation Committee had established the following three Bonus Elements:
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
During the review of the fiscal year ended June 30, 2011, the Compensation Committee held multiple meetings to discuss NEO performance versus a set of financial and non-financial performance targets, some of which extend beyond the current year, including:
•	The Company meeting or exceeding the 2011 budget for revenue
•	The Company meeting or exceeding the 2011 budget for net income
•	Optimizing the Company’s capital structure
•	Reducing controllable costs in order to allow reinvestment in potential growth initiatives
•	Continuing business development for ASO
•	Advancing the Spacetech initiatives
•	Other activities designed to progress the overall value of the Company
In determining 2011 incentive compensation, the Compensation Committee reviewed each goal individually and discussed how the goals impacted the Company. While the Company appreciates the ease compensation plans which use simplistic goals based primarily on a financial performance measure, such as net income or adjusted income, the Compensation Committee believes that it is important for the Company to have additional goals which are designed to increase shareholder value in the current year and over a longer time horizon. As such, there is not a specific formula for the non-financial goals or a set of performance targets that must be achieved in order for NEOs to earn their incentive compensation, nor are the non-financial goals all equally weighted in the view of the Compensation Committee. Additionally, the bonus philosophy requires the Compensation Committee to review individual performance when determining annual incentive pay.
Following a thorough review and discussion, the fiscal year 2011 actual cash incentive award was determined by the Compensation Committee for each NEO. The percentage of target paid reflects the overall decision by the Compensation Committee on the combination of factors described above, including, but not limited to, the performance against the fiscal year 2011 budget, the non-financial quantitative goals that each NEO worked to complete, and the individual performance of the NEO. The Compensation Committee decision culminated in the following awards for fiscal year 2011: Mr. Pickens’ cash incentive of $90,077 represented 75% of his target, Mr. Porter’s cash inventive of $50,000 represented 61% of his target and Mr. White’s cash incentive of $63,250 represented 94% of his target.
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
Stock awards, restricted stock grants and stock option awards were made to our NEOs in August 2010 and November 2010, in the amounts set forth in the table labeled Fiscal Year 2011 Grants of Plan-Based Awards.
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

As of June 30, 2011, Mr. Pickens and Mr. White were the executives with existing employment contracts. In July 2010, Mr. Royston was terminated from Astrotech. The agreements provide for severance payments and benefits if termination occurs without “cause” or if the executive leaves for “good reason.” There is also additional compensation provided in circumstances following such termination after a “change in control.” Additional information regarding the severance and change in control payments, including a definition of key terms and a quantification of benefits that would have been received by our NEOs at termination is found under Potential Payments upon Termination or Change in Control, which follows.
Stock Ownership Guidelines
The Company has not established stock ownership guidelines.
Tax Deductibility Policy
The Compensation Committee considers the deductibility of compensation for federal income tax purposes in the design of the Company’s compensation programs. We believe that all of the incentive compensation paid to our NEOs for fiscal year 2011 qualifies as “performance-based compensation” and thus, is fully deductible by the Company for federal income tax purposes. While we generally seek to ensure the deductibility of the incentive compensation paid to our NEOs, the Compensation Committee intends to retain the flexibility necessary to provide cash and equity compensation in line with competitive practice, our compensation philosophy, and the best interest of our Shareholders even if these amounts are not fully tax deductible. The employment agreements between the Company and its NEOs provide for interpretation, operation and administration consistent with the intent of Section 409A of the Internal Revenue Code, to the extent applicable.
Compensation Committee Interlocks and Insider Participation
The Company’s Compensation Committee consists of Mr. Russler (Chairman), Mr. Readdy and Mr. Oliva.
Compensation Committee Report
Astrotech’s Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis required by item 402(b) of Regulation S-K and, based on such review and discussion, has recommended to the Board of Directors that such Compensation Discussion and Analysis be included in Form 10-K for fiscal year ended June 30, 2011.
Daniel T. Russler, Jr.
John A. Oliva
William F. Readdy
September 15, 2011

Executive Compensation
The Summary Compensation Table provides compensation information about Astrotech’s principal executive officer, principal financial officer and the other most highly compensated executive officers.
Summary Compensation Table

					Spacetech
				Stock	Incentive	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)

Thomas B. Pickens III;	2011	399,000	90,077	71,258	17,140	18,798	596,273
Chief Executive Officer	2010	380,000	57,000	—	258,288	24,091	719,379

John M. Porter;	2011	275,000	50,000	57,006	12,855	10,994	405,855
Chief Financial Officer	2010	250,000	37,500	—	166,915	11,900	466,315

Don M. White(5);	2011	225,000	70,750	19,952	—	11,664	327,366
Sr. VP, GM of Astrotech Space Operations	2010	200,470	91,000	—	—	10,703	302,173

James D. Royston(6);	2011	191,543	18,000	—	—	1,341	210,884
Former President	2010	210,000	150,000	185,000	50,100	8,958	604,058

Lance W. Lord(7);	2011	—	—	—	—	—	—
Former Chief Executive Officer, Astrotech Space Operations	2010	240,000	75,000	370,000	—	24,072	709,072

(1)	See narrative on Short-term Cash Incentives: Bonus was awarded in September 2011, for performance in fiscal year 2011.

(2)
See narrative on Long-term Incentive Non-cash Awards: Includes options granted on September 13, 2011, Mr. Pickens received 112,500 options, Mr. Porter received 90,000 options and Mr. White received 31,500 options in Astrotech, these options vest upon a stock closing price of $1.50 and have a strike price of $0.71. Includes restricted stock granted on November 13, 2009, Mr. Royston received 100,000 shares of restricted stock and Mr. Lord received 200,000 shares of restricted stock. For a discussion of the assumptions we made in valuing the stock, see Note 2 (“Summary of Significant Accounting Policies: Share-Based Compensation”) and Note 9 (“Common Stock Incentive, Stock Purchase Plans and Other Compensation Plans”).

(3)
Consists of grants of restricted stock and warrants for Astrogenetix and 1st Detect. On January 19, 2010, Mr. Pickens received 500 shares of restricted stock and 1,000 warrants in Astrogenetix, Mr. Porter received 400 shares of restricted stock and 800 warrants in Astrogenetix and Mr. Royston received 300 shares of restricted stock in Astrogenetix. The 300 shares of restricted stock granted to Mr. Royston were unvested at his termination on July 13, 2010 and therefore cancelled. On January 19, 2010, Mr. Pickens received 300 shares of restricted stock and 680 warrants in 1st Detect and Mr. Porter received 200 shares of restricted stock and 180 warrants in 1st Detect. Includes options granted on September 13, 2011. Mr. Pickens received 200 options and Mr. Porter received 150 options in 1st Detect. For a discussion of the assumptions we made in valuing the stock, see Note 2 (“Summary of Significant Accounting Policies: Share-Based Compensation”) and Note 9 (“Common Stock Incentive, Stock Purchase Plans and Other Compensation Plans”).

(4)	See Schedule of All Other Compensation that follows for further detail.

(5)
In addition to his fiscal year 2011 performance bonus of $63,250, Mr. White was awarded a bonus of $7,500 in February 2011 as a result of his participation in the Company’s long term cash incentive plan.

(6)
Mr. Royston was terminated on July 13, 2010. The total compensation of $210,884 consists primarily of payments made in accordance with Mr. Roystons Separation Agreement (incorporated by reference to Exhibit 10.63 of the Registrant’s Annual Report on 10-K filed with the Securities and Exchange Commission on August 30, 2011).

(7)	Mr. Lord was appointed Chief Executive Officer of Astrotech Space Operations in June 2008. Mr. Lord resigned from Astrotech Corporation in June 2010.

Schedule of All Other Compensation for Fiscal Year 2011

	401(K) Plan Company	Supplemental Disability
Named Executive	Matching Contributions	Insurance Premium	Other Benefits	Total
Officer	($)	($)	($)	($)

Thomas B. Pickens III(1)	4,558	1,599	12,641	18,798

John M. Porter	9,899	1,095	—	10,994

Don M. White Jr.	10,736	928	—	11,664

James D. Royston(2)	1,211	130	—	1,341

(1)	Mr. Pickens employment contract includes a car allowance of $1,000 per month. Astrotech paid $641 for a healthclub membership for Mr. Pickens during fiscal 2011.

(2)	Mr. Royston was terminated on July 13, 2010.
Fiscal Year 2011 Grants of Plan-Based Awards
The following table shows additional information regarding: (i) the target and presumed maximum level of annual cash incentive awards for the Company’s executive officers for performance during fiscal year 2011, as established by the Compensation Committee; and (ii) Spacetech equity awards granted in September 2011 that were awarded to help retain the NEOs and focus their attention on building shareholder value. The actual amount of the annual cash incentive award received by each NEO for performance during fiscal year 2011 is shown in the Fiscal Year 2011 Summary Compensation Table.

	Estimated Future Payouts
	Under Non-		All Other Option		Grant Date
	Equity Incentive Plan Awards		Awards:	Spacetech	Fair Value	Grant Date
	Target	Maximum	Number of Securities	Options	of Equity	Of Equity
Name	($)(1)	($)(1)	Underlying Options	(#)	($)	Awards

Thomas B. Pickens III	119,700	199,500	112,500	200	88,398	September 13, 2011

John M. Porter	82,500	137,500	90,000	150	69,861	September 13, 2011

Don M. White Jr.	67,500	112,500	31,500	—	19,952	September 13, 2011

(1)	Estimated bonus for Mr. Pickens, Mr. Porter, and Mr. White are computed at a maximum of 50% of base salary. Estimated target bonus percentage is 30% of base salary.
The fiscal year 2011 actual cash incentive award was determined by the Compensation Committee for each NEO. Mr. Pickens’ bonus of $90,077 represented 75% of his target bonus and 23% of his salary. Mr. Porter’s bonus of $50,000 represented 61% of his target bonus and 18% of his salary. Mr. White’s bonus of $63,250 represented 94% of his target bonus and 28% of his salary. The bonuses were based on performance for the fiscal year 2011 (further detail is provided in the Short-Term Cash Incentives discussion).

Employment Agreements
During fiscal year 2011, the Company had employments agreements in place with Mr. Pickens, Mr. White and Mr. Royston. Each employment agreement sets forth, among other things, the NEO’s minimum base salary, bonus opportunities and provisions with respect to certain payments and other benefits upon termination of employment under certain circumstances such as without “Cause,” leaving employment for “Good Reason” or a “Change in Control.” Please see Potential Payments Upon Termination or Change in Control for a description of such provisions. Mr. Royston was terminated in July 2010.
The minimum base salary set in the employment agreement for Mr. Pickens is $360,000, for Mr. White is $184,765 and for Mr. Royston is $210,000. Mr. Royston was paid his salary pro rata through the date of his termination on July 13, 2010.
The NEOs are eligible for short-term cash incentives, as are all employees of the Company. All NEO’s maximum bonus is 50%, subject to Compensation Committee discretion.
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
The Compensation Committee also awarded bonuses to directors, NEOs, and employees in September 2011, in recognition of the employee performance during fiscal year 2011.
Salary and Bonus in Proportion to Total Compensation
We believe that a substantial portion of each NEO’s compensation should be in the form of performance based awards, particularly equity based awards which align the interests of management with that of the shareholders. In 2011, the total compensation of our NEOs was consistent with this philosophy. Providing long-term compensation such as equity awards allows the Company to attract and incentivize qualified executives with less cash outlay, and to retain the executives over a longer period.
Outstanding Equity Awards at Fiscal Year 2011 End
The following table shows certain information about unexercised options as of June 30, 2011.
Schedule of Outstanding Equity Awards

	Restricted Stock, Option Awards & Warrants
	Number of				Number of Securities
	Securities			Number of Securities	Underlying
	Underlying	Number of Securities		Underlying	Unexercised
	Unexercised	Underlying Unexercised		Unexercised Warrants (#)	Warrants/ Options (#)		Unvested
	Options (#)	Options (#)	Option Exercise	Exercisable (3)	Unexercisable (4)	Unvested	Restricted Stock
Name	Exercisable (1)	Unexercisable (2) (5)	Price ($)	(Spacetech)	(Spacetech)	Restricted Stock	(Spacetech)	Expiration Date

Thomas B. Pickens III	1,000	—	20.80	—	—	—	—	12/01/2011
	500	—	7.70	—	—	—	—	12/01/2012
	500	—	7.20	—	—	—	—	12/12/2013
	—	112,500	0.71	—	—	—	—	09/13/2021
	—	—	—	840	840	—	—	01/19/2017
	—	—	—	—	200	—	—	09/13/2021
	—	—	—	—	—	500,000	—	N/A
	—	—	—	—	—	—	400	N/A

John M. Porter	100,000	—	0.35	—	—	—	—	10/01/2018
	—	90,000	0.71	—	—	—	—	09/13/2021
	—	—	—	490	490	—	—	01/19/2017
	—	—	—	—	150	—	—	09/13/2021
	—	—	—	—	—	200,000	—	N/A
	—	—	—	—	—	—	300	N/A

Don M. White Jr.	1,200	—	11.50	—	—	—	—	08/09/2016
	25,000	25,000	0.33	—	—	—	—	10/06/2018
	—	31,500	0.71	—	—	—	—	09/13/2021
	—	—	—	—	—	50,000	—	N/A

(1)	All exercisable options will expire 90 days after the date of employee’s termination.

(2)	Options granted on September 13, 2011 vest upon stock price reaching close of business price of $1.50 and expire 10 years from grant date.

(3)	Spacetech warrants vest over a two year period, 50% of warrants have vested as of June 30, 2011.

(4)	Options granted on September 13, 2011 with an expiration date of September 13, 2021 vest upon certain benchmarks being achieved.

(5)	Mr. White’s 25,000 options with a strike price of $0.33 vest ratable over a four year period. These 25,000 options represent 50% of the original stock options granted.

The following table provides information with respect to the vesting of each NEO’s outstanding restricted stock, unexercisable options and warrants:
Schedule of Vesting Astrotech Restricted Stock Grants

Named Executive Officer	08/19/2011	08/19/2012

Thomas B. Pickens III	250,000	250,000
John M. Porter	100,000	100,000
Don M. White Jr.	25,000	25,000

			Dependent upon
Schedule of Vesting Astrotech Stock Option Grants			Astrotech Vesting
Named Executive Officer	10/06/2011	10/06/2012	Plan

Thomas B. Pickens III			112,500	(1)
John M. Porter			90,000	(1)
Don M. White Jr.	12,500	12,500	31,500

(1)	Options granted on September 13, 2011, vest upon a closing stock price of $1.50.
Schedule of Vesting Spacetech Restricted Stock Grants

Named Executive Officer	01/19/2012

Thomas B. Pickens III	400
John M. Porter	300
Schedule of Vesting Spacetech Warrant Grants

Named Executive Officer	01/19/2012

Thomas B. Pickens III (1)	840
John M. Porter (1)	490

(1)	Warrants granted to Mr. Pickens and Mr. Porter in January 2010 for 1st Detect and Astrogenetix.

Dependent upon
Schedule of Vesting Spacetech Stock Option Grants	Astrotech Vesting
Named Executive Officer	Plan

Thomas B. Pickens III (1)	200
John M. Porter (1)	150

(1)	1st Detect stock options vest upon the earlier of three performance-based criteria, as determined by the Compensation Committee.
2011 Option Exercises and Stock Granted
During fiscal year 2011, there were stock options exercised by the Company’s CEO or other NEOs. The following table sets forth the number and corresponding value realized during fiscal year 2011 and reflecting the grants made on July 18, 2010.

	Option Awards
	Number of Shares	Value Realized
Named Executive Officer	Acquired on Exercise	On Exercise

Thomas B. Pickens III	100,000	86,000
Don M. White Jr.	8,900	7,654
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
Equity Acceleration — The Company’s employment agreements include provisions to accelerate the vesting of outstanding equity awards upon termination, including termination pursuant to a Change in Control. The Compensation Committee oversees the Astrotech stock incentive plans and is charged with the responsibility of reviewing and granting exceptions to previously issued equity grants on a case by case basis.
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

As termination benefits would be payable upon an event following June 30, 2011, the tables below reflect salary changes made by the Compensation Committee for fiscal year 2012.
Thomas B. Pickens III

			Resignation
	Resignation	Termination	for Good
	for Good	for Other	Reason or
	Reason or	Than Good	Termination
	Termination	Reason or	Without Cause
Benefits and Payments	Without	Termination	After Change-
Upon Termination	Cause ($)(1)	With Cause ($)	in-Control ($)(2)	Disability ($)	Death ($)

Compensation:
Base Salary	399,000	—	598,500	399,000	399,000
Bonus(3)	99,750	—	149,625	99,750	99,750

Equity(4):
Restricted Stock	515,000	—	515,000	515,000	515,000
Spacetech Equity Awards	258,288	—	258,288	258,288	258,288

Benefits and Perquisites:
Post-Termination Health Care	19,557	—	29,336	19,557	19,557
Accrued Vacation Pay(5)	38,365	38,365	38,365	38,365	38,365

Total:	1,329,960	38,365	1,589,114	1,329,960	1,329,960

(1)	Pursuant to the employment agreement, this estimate assumes twelve months of base salary and benefits after termination.

(2)	Provision on change in control provides for 18 months salary if terminated, which also increases estimated maximum bonus.

(3)	Bonus calculated at 50% of estimated maximum bonus.

(4)
Astrotech equity awards assumed exercise price of $1.03, which was the closing ASTC stock price as of June 30, 2011. Unvested options with a strike price above market value as of June 30, 2011 were not included in the calculation. Spacetech warrants were valued based on the Black Scholes Model and Spacetech restricted stock was based on a third party valuation.

(5)	Assumes 5 weeks of accrued vacation upon termination (maximum contractual allowance).

Don M. White Jr.

			Resignation
	Resignation	Termination	for Good
	for Good	for Other	Reason or
	Reason or	Than Good	Termination
Benefits and	Termination	Reason or	Without Cause
Payments Upon	Without	Termination	After Change-
Termination	Cause ($)(1)	With Cause ($)	in-Control ($)(2)	Disability ($)	Death ($)

Compensation(3):
Base Salary	112,500	—	168,750	112,500	112,500
Bonus	56,250		84,375	56,250	56,250

Equity:
Restricted Stock(4)	51,500	—	51,500	51,500	51,500
Options(5)	17,500	—	17,500	17,500	17,500

Benefits and Perquisites:
Post-Termination Health Care	6,998	—	10,497	6,998	6,998
Life Insurance Premiums	—	—	—	—	—
Accrued Vacation Pay(6)	21,635	21,635	21,635	21,635	21,635

Total:	266,383	21,635	354,257	266,383	266,383

(1)	Pursuant to the employment agreement, this estimate assumes six months of base salary and benefits after termination.

(2)	Provision on change in control provides for nine months salary if terminated, which also increase estimated maximum bonus.

(3)	Bonus estimated at 50% of maximum bonus.

(4)	Equity awards assumed exercise price of $1.03, which was the ASTC closing stock price as of June 30, 2011.

(5)
Option awards assumed market price of $1.03, which was the ASTC closing stock price as of June 30, 2011. Unvested options with a strike price above market value as of June 30, 2011, were not included in the calculation.

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
Equity-Based Compensation
Under provisions adopted by the Board of Directors, each non-employee director receives 25,000 shares of restricted common stock issued upon his first election to the Board of Directors, subject to board discretion. Restricted stock and stock options granted typically vest 25% annually, beginning after one year and terminate in 10 years. Already vested shares do not expire upon termination of the director’s term on the Board of Directors.
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
Fiscal Year 2011 Non-Employee Director Compensation Table

	Fees Earned or	Restricted	Stock	All other
	Paid in Cash	Stock Awards	Options	compensation	Total
Name	($)	($)	($)	($)	($)
Mark Adams	47,750	—	19,002	—	66,752
John A. Oliva	56,250	—	19,002	—	75,252
William F. Readdy	39,500	—	19,002	—	58,502
Sha-Chelle Manning	44,750	—	19,002	—	63,752
Daniel T. Russler, Jr.	38,750		19,002		57,752

Total	227,000	—	95,010	—	322,010

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth as of June 30, 2011, certain information regarding the beneficial ownership of the Company’s outstanding common stock held by (i) each person known by the Company to be a beneficial owner of more than five percent of any outstanding class of the Company’s capital stock, (ii) each of the Company’s directors, (iii) the Company’s Chief Executive Officer and two most highly compensated executive officers at the end of the Company’s last completed fiscal year, and (iv) all directors and executive officers of the Company as a group. Unless otherwise described below, each of the persons listed in the table below has sole voting and investment power with respect to the shares indicated as beneficially owned by each party.

Name and Address of Beneficial	Amount and Nature of	Shares Subject		Percentage
Owners	Beneficial Ownership (#)	To Options (#)	Total (#)	of Class(1)

Certain Beneficial Owners
SMH Capital Advisors, Inc.(2)	2,600,745	—	2,600,745	13.4%
Astrium GmbH (3)	1,099,245	—	1,099,245	5.7%
Bruce & Co., Inc.(4)	1,070,073	—	1,070,073	5.5%

Non-Employee Directors:(5)

Mark Adams(6)	450,019	29,750	479,769	2.5%
John A. Oliva(7)	170,000	28,750	198,750	1.0%
William F. Readdy(8)	150,000	28,750	178,750	*
Sha-Chelle Manning(9)	135,000	—	135,000	*

Named Executive Officers:(5)

Thomas B. Pickens III(10)	1,950,000	2,000	1,952,000	10.1%
John M. Porter(11)	350,000	100,000	450,000	2.3%
Don M. White Jr.(12)	85,900	26,200	112,100	*

All Directors and Named Executive Officers as a Group (7 persons)	3,290,919	215,450	3,506,369	18.1%

*	Indicates beneficial ownership of less than 1% of the outstanding shares of common stock.

#	Includes unvested restricted stock grants.

(1)
Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the number and percentage owned by any other person listed. As of June 30, 2011, we had 19,349,895 shares of common stock outstanding, including 1,321,946 of restricted stock with voting rights.

(2)
Held by SMH Capital Advisors, Inc. in discretionary accounts for the benefit of its clients. This holder’s address is 4800 Overton Plaza, Suite 300, Ft. Worth, Texas 76109. Includes information from Form 13D filed by SMH Capital Advisors, Inc. on February 1, 2011.

(3)	Astrium GmbH’s address is Hünefeldstraße 1-5, Postfach 105909, D-28361 Bremen, Germany.

(4)
Bruce & Co., Inc., is the investment manager for Bruce Fund, Inc., a Maryland registered investment company with its principle business conducted at 20 North Wacker Dr., Suite 2414, Chicago, IL 60606. Includes information from Schedule 13G filed by Bruce & Co., Inc. on December 31, 2010.

(5)	The applicable address for all non-employee directors and named executive officers is c/o Astrotech Corporation, 401 Congress Ave., Suite 1650, Austin, TX 78701.

(6)	Includes 112,916 shares of unvested restricted stock. On August 19, 2011, 53,333 restricted shares vested.

(7)	Includes 102,916 shares of unvested restricted stock. On August 19, 2011, 48,333 restricted shares vested.

(8)	Includes 79,583 shares of unvested restricted stock. On August 19, 2011, 36,667 restricted shares vested.

(9)	Includes 85,833 shares of unvested restricted stock. On August 19, 2011, 36,667 restricted shares vested.

(10)	Includes 500,000 shares of unvested restricted stock. On August 19, 2011, 250,000 restricted shares vested.

(11)	Includes 200,000 shares of unvested restricted stock. On August 19, 2011, 100,000 restricted shares vested.

(12)	Includes 50,000 shares of unvested restricted stock. On August 19, 2011, 25,000 restricted shares vested.

Securities Authorized for Issuance Under Equity Compensation Plans.
Equity Compensation Plan Information
The following table is as of June 30, 2011.

		(a)	(b)	(c)
		Number of securities	Weighted-	Number of securities remaining
		to be issued upon	average exercise	available at September 30, 2011
		exercise of	price of	For future issuance under equity
Plans Previously Approved	Options	outstanding options,	outstanding options,	compensation plans (excluding
by Security Holders	Authorized	warrants and rights	warrants and rights	securities reflected in column (a)

The 1994 Plan(1)	395,000	11,600	$16.78	0

Directors Stock Option Plan(2)	50,000	12,000	$13.33	33,000

1997 Employee Stock Purchase Plan(3)	150,000	0	N/A	1,735

2008 Stock Incentive Plan(4)	5,500,000	353,750	$0.37	456,690

2011 Stock Incentive Plan (5)	1,750,000	0	N/A	1,750,000

2011 1st Detect Stock Incentive Plan (6)	2,500	0	N/A	2,500

(1)
Under the terms of the 1994 Plan, the number and price of the options granted to employees is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. As of October 2010, additional shares cannot be granted from the 1994 Plan.

(2)	Options under the Directors’ Plan vest after one year and expire seven years from the date of grant. No shares were granted from the Directors’ Plan during fiscal year 2011.

(3)
The Employee Stock Purchase plan allowed eligible employees to purchase shares of Common Stock of the Company at prices no less than 85% of the current market price. Company discontinued employee purchases of common stock under the plan in the fourth quarter of fiscal year 2007.

(4)
The 2008 Stock Incentive Plan authorizes the award of stock grants, restricted stock and stock options. The number and price of the awards granted to employees is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. As of June 30, 2011, 1,321,946 shares of unvested restricted stock were outstanding.

(5)
The 2011 Stock Incentive Plan authorizes the award of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards payable in cash or common stock, and other incentive awards. The number and price of the awards granted to employees is determined by the Board of Directors, and options expire no more than 10 years from the date of the grant. As of June 30, 2011 there have been no grants out of the 2011 Plan.

(6)
The 2011 1st Detect Stock Incentive Plan authorized the award of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards payable in cash or common stock, and other incentive awards. The number and price of the awards granted to employees is determined by the Board of Directors, and options expire no more than 10 years from the date of the grant. As of June 30, 2011 there have been no grants out of the 2011 Plan.

Additional information on the Company’s equity compensation plan can be found under Item 11- Executive Compensation, above.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
Director Independence
The Board of Directors has determined each of the following directors to be an “independent director” as such term is defined by Nasdaq Listing Rule 5605(a)(2):
Mark Adams
John A. Oliva
William F. Readdy
Sha-Chelle Manning
Daniel T. Russler, Jr.
The Board of Directors has also determined that each member of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee during fiscal year 2011 meet the independence requirements applicable to those Committees prescribed by Nasdaq and SEC rules.

Item 14.	Principal Accounting Fees and Services.
The Company’s Independent Registered Public Accounting Firm
On November 18, 2010, Astrotech Corporation (the “Company”) dismissed PMB Helin Donovan, LLP as the Company’s independent registered public accountant. The dismissal of PMB Helin Donovan, LLP as the Company’s independent registered public accountant was approved by the Company’s Audit Committee.
PMB Helin Donovan, LLP’s report on the Company’s financial statements for the fiscal years ended June 30, 2010 and June 30, 2009 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.
During the fiscal years ended June 30, 2010 and June 30, 2009 and the subsequent interim period preceding PMB Helin Donovan, LLP’s dismissal, there have not been any disagreements with PMB Helin Donovan, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PMB Helin Donovan, LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its report.
None of the reportable events described under Item 304(a)(1)(v)(A)-(D) of Regulation S-K occurred within the fiscal years of the Company ended June 30, 2010 and June 30, 2009 or subsequently up to the date of PMB Helin Donovan, LLP’s dismissal.
A letter from PMB Helin Donovan, LLP addressed to the Securities and Exchange Commission stating that it concurs with the statements made by the Company with respect to PMB Helin Donovan, LLP (incorporated by reference to Exhibit 16.1 of the Registrants Form 8-K filed with the Securities and Exchange Commission on November 22, 2010).
On November 18, 2010, the Company engaged Ernst & Young, LLP as the Company’s independent registered public accountant for the fiscal year ended June 30, 2011. The engagement of Ernst & Young, LLP as the Company’s independent registered public accountant was approved by the Company’s Audit Committee.
During the fiscal years ended June 30, 2010 and June 30, 2009 and the subsequent interim period up to the date of Ernst & Young, LLP’s engagement, neither the Company nor anyone on the Company’s behalf consulted with Ernst & Young, LLP regarding (1) the application of accounting principles to a specified transaction, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) the provision of written or oral advice that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.
In April 2011, the Astrotech shareholders ratified the appointment of Ernst & Young LLP as the independent registered public accounting firm to audit the Company’s financial statements.

The following table presents fees paid or to be paid for professional audit services rendered by Ernst & Young for the audit of the Company’s annual financial statements during the years ended June 30, 2011 and PMB Helin Donovan LLP for the audit of the year ended June 30, 2010. PMB Helin Donovan LLP and Ernst & Young LLP did not provide tax or other consulting services during 2011 or 2010.

	Fiscal 2011	Fiscal 2010

Audit Fees(1)	$206,000	$191,000
Tax Fees	—	—
All Other Fees	—	—

Total All Fees	$206,000	$191,000

(1)
Audit Fees consisted of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports.

Audit Committee Pre-Approval Policy
The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of Ernst & Young LLP, the Company’s independent registered public accountants. In order to assure that the provision of such services does not impair the auditors’ independence, the Audit Committee has established a policy requiring pre-approval of all audit and permissible non-audit services to be provided by independent registered public accountants. The policy provides for the general pre-approval of specific types of services and gives detailed guidance to management as to the specific audit, audit-related, and tax services that are eligible for general pre-approval. The policy requires specific pre-approval of the annual audit engagement, most statutory or subsidiary audits, and all permissible non-audit services for which no general pre-approval exists. For both audit and non-audit pre-approvals, the Audit Committee will consider whether such services are consistent with applicable law and SEC rules and regulations concerning auditor independence.
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
On November 18, 2010, the Astrotech Audit Committee engaged Ernst & Young, LLP as independent public accountant for the fiscal year ending June 30, 2011 and dismissed the prior auditor, PMB Helin Donovan, LLP. The dismissal of PMB Helin Donovan, LLP was not the result of disagreements with the Company. More information on this transition can be found on our SEC Form 8-K filed on November 22, 2010, including a letter from PMB Helin Donovan, LLP to the SEC stating that it concurs with the statements made by the Company with respect to PMB Helin Donovan, LLP in the above mentioned 8-K.

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

4.7
Amendment One to Rights Agreement, dated as of July 29, 2010, between Astrotech Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on July 29, 2010).

4.8
Amendment Two to Rights Agreement, dated as of August 10, 2011, between Astrotech Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on August 10, 2011).

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

10.55
Separation, Release and Consulting Agreement, dated June 4, 2009, between the Registrant and Brian K. Harrington (incorporated by reference to Exhibit 10.55 of the Registrant’s Annual Report on 10-K filed with the Securities and Exchange Commission on August 30, 2011).

10.56
1st Detect Corporation Stock Purchase Warrant Agreement, dated January 19, 2010 (incorporated by reference to Exhibit 10.56 of the Registrant’s Annual Report on 10-K filed with the Securities and Exchange Commission on August 30, 2011).

10.57
1st Detect Corporation Restricted Stock Agreement, dated January 19, 2010 (incorporated by reference to Exhibit 10.57 of the Registrant’s Annual Report on 10-K filed with the Securities and Exchange Commission on August 30, 2011).

10.58
Astrogenetix, Inc. Stock Purchase Warrant Agreement, dated January 19, 2010 (incorporated by reference to Exhibit 10.58 of the Registrant’s Annual Report on 10-K filed with the Securities and Exchange Commission on August 30, 2011).

10.59
Astrogenetix, Inc. Restricted Stock Agreement, dated January 19, 2010 (incorporated by reference to Exhibit 10.59 of the Registrant’s Annual Report on 10-K filed with the Securities and Exchange Commission on August 30, 2011).

10.60
Texas Emerging Technology Fund Award and Security Agreement, effective March 30, 2010, between the State of Texas and 1st Detect Corporation (incorporated by reference to Exhibit 10.60 of the Registrant’s Annual Report on 10-K filed with the Securities and Exchange Commission on August 30, 2011).

10.61
1st Detect Corporation Investment Unit, effective March 30, 2010, between the State of Texas and 1st Detect Corporation (incorporated by reference to Exhibit 10.61 of the Registrant’s Annual Report on 10-K filed with the Securities and Exchange Commission on August 30, 2011).

10.62
Third Amendment, dated February 6, 2010, to the original loan agreement between the Registrant and Greebank, N.A., signed on February 6, 2008 (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8K filed with the Securities and Exchange Commission on April 1, 2010).

10.63
Separation Agreement, dated August 19, 2010, between the Registrant and James D. Royston (incorporated by reference to Exhibit 10.63 of the Registrant’s Annual Report on 10-K filed with the Securities and Exchange Commission on August 30, 2011).

10.64
Loan Agreement, dated as of October 21, 2010, by and among Astrotech Space Operations, Inc., Astrotech Corporation, Astrotech Florida Holdings, Inc., and American Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2010).

10.65
2011 Stock Incentive Plan (As Effective April 20, 2011) (incorporated by reference to Appendix B of the Registrant’s Report on Schedule 14A filed with the Securities and Exchange Commission on March 17, 2011).

Exhibit No.	Description of Exhibit

(16)	Letter Regarding Change in Certifying Accountant

16.1
Letter from Grant Thornton LLP regarding change in certifying accountant, dated January 18, 2007 (incorporated by reference to Exhibit 16 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2007)

16.2
Letter from PMB Helin Donovan, LLP, dated November 19, 2010 (incorporated by reference to Exhibit 16.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 22, 2010).

(21)	Astrotech Corporation and Subsidiaries — Subsidiaries of the Registrant

(23)	Consents of Experts and Counsel

23.1	Consent of Ernst & Young LLP

23.2	Consent of PMB Helin Donovan LLP

(31)	Rule 13a-14(a) Certifications

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

Astrotech Corporation
By:	/s/ Thomas B. Pickens III
Thomas B. Pickens III
Chief Executive Officer
Date: September 20, 2011

By:	/s/ John M. Porter
John M. Porter
Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Date: September 20, 2011
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

/s/ Thomas B. Pickens III Thomas B. Pickens III	Chairman of the Board and Chief Executive Officer	September 16, 2011

/s/ Mark Adams Mark Adams	Director	September 16, 2011

/s/ Sha-Chelle Manning Sha-Chelle Manning	Director	September 16, 2011

/s/ John A. Oliva John A. Oliva	Director	September 16, 2011

/s/ William F. Readdy William F. Readdy	Director	September 16, 2011

/s/ Daniel T. Russler, Jr. Daniel T. Russler, Jr.	Director	September 16, 2011

/s/ John M. Porter John M. Porter	Senior Vice President, Chief Financial Officer and Chief Accounting Officer	September 16, 2011

EXHIBIT INDEX

Exhibit
Index	Description

23.1	Consent of Ernst & Young LLP

23.2	Consent of PMB Helin Donovan LLP

31.1	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2
Certification of John M. Porter, the Company’s Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2
Certification of John M. Porter, the Company’s Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.