Form 10-Q
period 2011-09-30
ASTROTECH Corp \WA\
filed 2011-11-14
CIK 1001907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of November 4, 2011, there were 19,366,766 shares of the registrant’s common stock outstanding.

ASTROTECH CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Page

PART I: FINANCIAL INFORMATION	3

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

ITEM 4. CONTROLS AND PROCEDURES	21

PART II: OTHER INFORMATION	21

ITEM 1. LEGAL PROCEEDINGS	21

ITEM 1A. RISK FACTORS	21

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	21

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21

ITEM 5. OTHER INFORMATION	21

ITEM 6. EXHIBITS	22

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I: FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements
ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	June 30,
	2011	2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$16,386	$14,994
Accounts receivable, net	1,423	2,429
Prepaid expenses and other current assets	1,069	963

Total current assets	18,878	18,386

Property & equipment, net	37,968	38,418
Long-term note receivable, net	675	675
Other assets, net	126	141

Total assets	$57,647	$57,620

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$337	$757
Accrued liabilities	1,360	1,342
Deferred revenue	11,044	10,919
Term note payable	361	348

Total current liabilities	13,102	13,366

Deferred revenue	274	274
Term note payable, net of current portion	6,321	6,422

Total liabilities	19,697	20,062

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 authorized shares, 0 issued and outstanding shares, at September 30, 2011 and June 30, 2011	—	—
Common stock, no par value, 75,000,000 shares authorized; 18,583,496 and 18,339,609 shares issued at September 30, 2011 and June 30,2011	183,712	183,712
Treasury stock, 311,660 shares at cost	(237)	(237)
Additional paid-in capital	1,284	1,104
Accumulated deficit	(149,608)	(148,942)
Noncontrolling interest	2,799	1,921

Total stockholders’ equity	37,950	37,558

Total liabilities and stockholders’ equity	$57,647	$57,620

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended
	September 30,
	2011	2010
	(unaudited)
Revenue	$4,840	$5,306
Cost of revenue	2,926	3,486

Gross profit	1,914	1,820

Operating expenses:
Selling, general and administrative	1,929	2,307
Research and development	758	823

Total operating expenses	2,687	3,130

Loss from operations	(773)	(1,310)
Interest and other expense, net	(74)	(103)

Loss before income taxes	(847)	(1,413)

Income tax expense	(5)	(6)

Net loss	(852)	(1,419)

Less: Net loss attributable to noncontrolling interest	(186)	(256)

Net loss attributable to Astrotech Corporation	$(666)	$(1,163)

Net loss per share attributable to Astrotech Corporation, basic	$(0.04)	$(0.07)
Weighted average common shares outstanding, basic	18,120	17,362

Net loss per share attributable to Astrotech Corporation, diluted	$(0.04)	$(0.07)
Weighted average common shares outstanding, diluted	18,120	17,362
See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	September 30,
	2011	2010
	(unaudited)
Cash flows from operating activities
Net loss	$(852)	$(1,419)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	344	466
Depreciation and amortization	592	550
Changes in assets and liabilities:
Accounts receivable	1,006	930
Deferred revenue	125	1,855
Accounts payable	(420)	(114)
Other assets and liabilities	(87)	(642)

Net cash provided by operating activities	708	1,626

Cash flows from investing activities
Purchases of property, equipment and leasehold improvements	(128)	(109)

Net cash used in investing activities	(128)	(109)

Cash flows from financing activities
State of Texas Funding	900	142
Term loan payment	(88)	(58)

Net cash provided by financing activities	812	84

Net change in cash and cash equivalents	1,392	1,601
Cash and cash equivalents at beginning of period	14,994	8,085

Cash and cash equivalents at end of period	$16,386	$9,686

Supplemental disclosures of cash flow information:
Cash paid for interest	$68	$43

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
Our Business Units
Astrotech Space Operations (“ASO”)
ASO is a leading commercial supplier of satellite launch processing services in the United States. ASO provides processing support for government and commercial customers for their complex communication, earth observation and deep space satellites. ASO’s spacecraft processing capabilities are among the elite in the industry, with ideally located facilities that can support the largest five-meter class satellites, encompassing the majority of U.S. based satellite preparation services. ASO has provided launch processing support for government and commercial customers for more than a quarter century, successfully processing more than 290 spacecraft without negatively impacting a customer launch schedule.
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
The Company’s significant legal entities include Astrotech Space Operations, Inc., 1st Detect Corporation and Astrogenetix, Inc.
(2) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Astrotech Corporation in accordance with United States generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

(3) Noncontrolling Interest
In January 2010, restricted shares of Astrotech subsidiaries, 1st Detect and Astrogenetix, were granted to certain employees, directors and officers, resulting in Astrotech owning less than 100% of the subsidiaries. The Company applied noncontrolling interest accounting for the period ended September 30, 2011, which requires us to clearly identify the noncontrolling interest in the balance sheets and income statements. We disclose three measures of net income (loss): net loss, net loss attributable to noncontrolling interest, and net loss attributable to Astrotech Corporation. Our operating cash flows in our consolidated statements of cash flows reflect net loss, while our basic and diluted net loss per share calculations reflect net loss attributable to Astrotech Corporation.

(In thousands)
Beginning balance at June 30, 2011	$1,921

Net loss attributable to noncontrolling interest	(186)
State of Texas Funding	900
Capital contribution	149
Stock based compensation	15

Ending balance at September 30, 2011	$2,799

As of September 30, 2011, the Company’s share of income and losses is 86% for 1st Detect and 83% for Astrogenetix.
(4) Net Loss per Share
Basic net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method and the if-converted method. Dilutive potential common shares include outstanding stock options, convertible debt, and shared-based awards. Reconciliation and the components of basic and diluted net loss per share are as follows (in thousands, except per share data):

	Three Months Ended
	September 30,
	2011	2010
Numerator:
Net loss attributable to Astrotech Corporation, basic and diluted	$(666)	$(1,163)

Denominator:
Denominator for basic net loss per share attributable to Astrotech Corporation weighted average common stock outstanding	18,120	17,362

Dilutive common stock equivalents — common stock options and share-based awards	—	—

Denominator for diluted net loss per share attributable to Astrotech Corporation weighted average common stock outstanding and dilutive common stock equivalents	18,120	17,362

Basic net loss per share attributable to Astrotech Corporation	$(0.04)	$(0.07)
Diluted net loss per share attributable to Astrotech Corporation	$(0.04)	$(0.07)

As of September 30, 2010, the Senior Convertible notes payable outstanding, which were convertible into 340,904 shares of common stock at $15.00 per share, were not included in the computation of diluted net loss per share as the impact to net loss per share is anti-dilutive.

Options to purchase 1,153,350 shares of common stock at exercise prices ranging from $0.30 to $24.10 per share outstanding, for the three months ended September 30, 2011, were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive. Options to purchase 404,050 shares of common stock at exercise prices ranging from $0.30 to $34.38 per share outstanding for the three months ended September 30, 2010, were not included in diluted net loss per share as the impact to net loss per share is anti-dilutive.
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
(6) Debt
Credit Facilities
In October 2010, we entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan terminates in October 2015, and the $3.0 million revolving credit facility expires in October 2012. The term loan requires monthly payments of principal plus interest at the rate of prime plus 0.25%, but not less than 4.0%. The revolving credit facility allows multiple advances not to exceed $3.0 million, based on eligible accounts receivable, and incurs interest at the rate of prime plus 0.25%, but not less than 4.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. The balance of the $7.0 million term loan at September 30, 2011 was $6.7 million and there was no outstanding balance on the revolving credit facility at September 30, 2011.

The Company was in compliance with all covenants as of September 30, 2011.
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
The following table presents the carrying amounts, estimated fair values and valuation input levels of certain of the Company’s financial instruments as of September 30, 2011 and June 30, 2011 (in thousands):

	September 30, 2011		June 30, 2011
	Carrying	Fair	Carrying	Fair	Valuation
	Amount	Value	Amount	Value	Inputs
Debt	$6,682	$6,682	$6,770	$6,770	Level 2

The carrying value of the Company’s debt at September 30, 2011 approximates fair value based on rates available for similar debt available to comparable companies in the marketplace. The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable and accounts payable approximate their fair market value due to the relatively short duration of these instruments.
(8) Business and Credit Risk Concentration
A substantial portion of our revenue has been generated under contracts with the U.S. Government. During the three months ended September 30, 2011 and 2010, approximately 68% and 61%, respectively, of our revenues were generated under U.S. Government contracts. Accounts receivable totaled $1.4 million at September 30, 2011, of which 77% was attributable to the U.S. Government.
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
Key financial metrics for the three months ended September 30, 2011 are as follows (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
		Income (loss)		Income (loss)
Revenue and Income	Revenue	before income taxes	Revenue	before income taxes
ASO	$4,781	410	$5,306	316
Spacetech	$59	(1,257)	$—	(1,729)

	$4,840	(847)	$5,306	(1,413)

	September 30, 2011		June 30, 2011
		Total		Total
Assets	Fixed Assets, net	Assets	Fixed Assets, net	Assets
ASO	$37,609	56,007	$38,033	55,948
Spacetech	$359	1,640	$385	1,672

	$37,968	57,647	$38,418	57,620

(10) State of Texas Funding
In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to serve the security, healthcare and industrial markets. In exchange for the award, 1st Detect granted a common stock purchase right and a note payable to the State of Texas. As of September 30, 2011, 1st Detect has received both $0.9 million disbursements totaling the full amount of the award. The proceeds from the award can only be used to fund development of the Miniature Chemical Detector at 1st Detect, not for repaying existing debt or for use in other Company subsidiaries.
The common stock purchase right is exercisable at the first “Qualifying Financing Event”, which is essentially a change in control or third party equity investment in 1st Detect. The number of shares available to the State of Texas, at the price of par value, is calculated as the total disbursements (numerator) divided by the stock price established in the Qualifying Financing Event (denominator). If the first Qualifying Financing Event does not occur within 18 months of the agreement’s effective date, the number of shares available for purchase will equal the total disbursements (numerator) divided by $100 (denominator). Management has requested the deadline for calculating the equity conversion factor be extended for an additional six months.
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
Management considers the likelihood of voluntarily repaying the note or of a default event as remote due to the fact that the covenants that would necessitate repayment are within the control of the Company. As such, the two $0.9 million installments were accounted for as a contribution to equity in the period ended September 30, 2011. As of September 30, 2011, no default events have occurred.

(11) Equity and Other Long Term Incentive Plans
Equity Grants
In the first and second quarters of the fiscal year ended June 30, 2010, the Compensation Committee of the Board of Directors granted directors, named executive officers and employees 1,995,559 and 410,000, respectively, of restricted shares. The shares were issued from the 2008 Stock Incentive Plan, vest 33.33% a year over a three-year period and expire upon employee termination.
In the first quarter of fiscal year ended June 30, 2012, the Compensation Committee of the Board of Directors granted directors, named executive officers and employees 579,000 stock options designed to increase shareholder value by compensating employees over the long term. The options were issued from the 2008 and 2011 Stock Incentive Plans, vest upon the Company’s stock achieving a closing price of $1.50 and expire 10 years from grant date.
In July 2011, the Compensation Committee of the Board of Directors granted a third party consultant 200,000 stock options intended to provide incentive which is aligned with management and the shareholders. The options were issued out of the 2011 Stock Incentive Plan, vest upon certain performance conditions and expire 7 years from grant date. Management considers the likelihood of the performance conditions being met as remote, and therefore no expense was recorded for the three months ended September 30, 2011.
As of September 30, 2011, 18,689 shares of common stock were reserved for future grants under the 2008 Stock Incentive Plan and 1,386,000 shares of common stock reserved for future grant under the 2011 Stock Incentive Plan. In the three months ended September 30, 2011 and 2010, we recognized compensation expense of $0.3 million and $0.2 million, respectively, for restricted stock and stock options outstanding.
Related Party Transactions
Director Compensation
In August 2009, the Board of Directors granted 525,000 total restricted shares valued at $0.6 million to directors from the 2008 Stock Incentive Plan. The restricted shares vest 33.33% a year for three years and expire upon termination. Compensation expense of $0.1 million was recorded in the three months ended September 30, 2011 for these awards.
In September 2011, the Board of Directors granted 150,000 total stock options valued at $0.1 million to directors from the 2011 Stock Incentive Plan. The stock options vest upon the Company’s stock achieving a closing price of $1.50 and expire 10 years from grant date. Compensation expense of $0.1 million was recorded in the three months ended September 30, 2011.
Executive Compensation
1st Detect
In January 2010, an independent committee of the Board of Directors of 1st Detect approved a grant of 1,180 restricted stock shares and 1,820 stock purchase warrants to certain officers, directors and employees of 1st Detect pursuant to restricted stock agreements and stock purchase warrants between 1st Detect and each such individual. The awards will vest as follows, subject to earlier vesting upon the grantee’s death or disability or in the event of a change of control of the Company: 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The restricted stock agreements and stock purchase warrants provide for forfeiture of unvested stock if the recipient is terminated or voluntarily ceases to perform services for 1st Detect, immediate vesting upon a change of control, and restrictions on and requirements as to transfer. The stock purchase warrants have an exercise price equal to the fair market value of 1st Detect’s common stock on the date of grant as determined by an independent valuation firm.
The number of shares and warrants underlying each award to a named executive officer is as follows: Thomas B. Pickens III: 300 shares, 680 warrants; John Porter: 200 shares, 180 warrants. In the three months ended September 30, 2011 and 2010, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for restricted stock and warrants outstanding.

In September 2011, the Board of Directors of 1st Detect approved a grant of 965 stock options to certain officers, directors and employees of 1st Detect. The awards vest upon certain performance conditions being met and expire 10 years from grant date. The stock options have an exercise price equal to the fair market value of 1st Detect’s common stock on the date of grant as determined by an independent valuation firm.
The number of options underlying each award to a named executive officer is as follows: Thomas B. Pickens III: 200 stock options; John Porter: 150 stock options. In the three months ended September 30, 2011, the Company recognized compensation expense of $0.1 million.
Assuming a business event occurred which resulted in the vesting of all restricted stock, stock purchase warrants and stock options, then Thomas B. Pickens III would hold 10.8%, John Porter would hold 4.8% and the Company would hold 63.8% of the outstanding shares of 1st Detect.
The restricted stock issuances resulted in noncontrolling interest, as described in Note 3.
Astrogenetix
In January 2010, an independent committee of the Board of Directors of Astrogenetix approved a grant of 1,550 restricted stock shares, of which 300 have been cancelled. There were 2,050 stock purchase warrants that were also granted to certain officers, directors and employees of Astrogenetix pursuant to restricted stock agreements and stock purchase warrants between Astrogenetix and each such individual. The awards will vest as follows, subject to earlier vesting upon the grantee’s death or disability or in the event of a change of control of the Company: 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The restricted stock agreements and stock purchase warrants provide for forfeiture of unvested stock if the recipient is terminated or voluntarily ceases to perform services for Astrogenetix, immediate vesting upon a change of control, and restrictions on and requirements as to transfer. The stock purchase warrants have an exercise price equal to the fair market value of Astrogenetix’s common stock on the date of grant as determined by an independent valuation firm.
The number of shares and warrants underlying each award to a named executive officer is as follows: Thomas B. Pickens III: 500 shares, 1,000 warrants; John Porter: 400 shares, 800 warrants. In the three months ended September 30, 2011 and 2010, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for restricted stock and warrants outstanding.
Assuming a business event occurred which resulted in the vesting of all restricted stock and stock purchase warrants, then Thomas B. Pickens III would hold 16.1%, John Porter would hold 12.9% and the Company would hold 64.5% of the outstanding shares of Astrogenetix.
The restricted stock issuances resulted in noncontrolling interest, as described in Note 3.
Stock Options
In September 2011, 779,000 stock options were granted. At September 30, 2011 and 2010, there were $0.3 million and $0.1 million, respectively, of total unrecognized compensation costs related to non-vested stock options, which is expected to be recognized over a weighted average period of 8.4 years.

The Company’s stock options activity for the three months ended September 30, 2011 was as follows:

	Shares	Weighted Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2011	377	$1.28

Granted	779	0.79
Exercised	—	—
Cancelled or expired	(3)	26.00

Outstanding at September 30, 2011	1,153	$0.89

Restricted Stock
At September 30, 2011 and 2010, there were $0.7 million and $1.5 million respectively, of unrecognized compensation costs related to restricted stock, which is expected to be recognized over a weighted average period of 1.0 years.
The Company’s restricted stock activity for the three months ended September 30, 2011 was as follows:

		Weighted
		Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Non-vested at June 30, 2011	1,365	$1.14

Granted	25	0.75
Vested	(244)	1.16
Cancelled or expired	(2)	1.22

Non-vested at September 30, 2011	1,144	$1.12

Stock Options and Warrants for 1st Detect
At September 30, 2011 and 2010, there was $0.1 million and $0.1 million respectively, of unrecognized compensation costs related to warrants and options, which is expected to be recognized over a weighted average period of 5.3 years. In the three months ended September 30, 2011 and 2010, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for stock options and warrants outstanding.
1st Detect stock options and warrants activity for the three months ended September 30, 2011 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at June 30, 2011	1,820	$212.00

Granted	965	212.00
Exercised	—	—
Cancelled or expired	—	—

Outstanding at September 30, 2011	2,785	$212.00

Restricted Stock for 1st Detect
At September 30, 2011 and 2010, there were $0.1 million and $0.2 million respectively, of unrecognized compensation costs related to restricted stock, which is expected to be recognized over a weighted average period of 0.3 years. In the three months ended September 30, 2011 and 2010, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for restricted stock outstanding.

1st Detect restricted stock activity for the three months ended September 30, 2011 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at June 30, 2011	590	$212.00

Granted	—	—
Vested	—	—
Cancelled or expired	—	—

Non-vested at September 30, 2011	590	$212.00

Warrants for Astrogenetix
At September 30, 2011 and 2010, there was $0.1 million and $0.1 million respectively, of unrecognized compensation costs related to warrants, which is expected to be recognized over a weighted average period of 0.3 years. In the three months ended September 30, 2011 and 2010, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for warrants outstanding.
Astrogenetix warrant activity for the three months ended September 30, 2011 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at June 30, 2011	2,050	$167.00

Granted	—	—
Vested	—	—
Cancelled or expired	—	—

Non-vested at September 30, 2011	2,050	$167.00

Restricted Stock for Astrogenetix
At September 30, 2011 and 2010, there was $0.1 million and $0.1 million respectively, of unrecognized compensation costs related to restricted stock, which is expected to be recognized over a weighted average period of 0.3 years. In the three months ended September 30, 2011 and 2010, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for restricted stock outstanding.
Astrogenetix restricted stock activity for the three months ended September 30, 2011 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at June 30, 2011	625	$167.00

Granted	—	—
Vested	—	—
Cancelled or expired	—	—

Non-vested at September 30, 2011	625	$167.00

(12) Income Taxes
The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2011, the Company has established a full valuation allowance against all of its net deferred tax assets.
FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. As of September 30, 2011, the Company has a liability of $60,000 ($39,000 net of federal benefit) for unrecognized tax benefits.
For the three months ended September 30, 2011 and 2010, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.
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
As of September 30, 2011, we had repurchased 311,660 shares of common stock at a cost of $0.2 million, which represents an average cost of $0.76 per share, and $1.1 million of Senior Convertible Notes payable. As a result, the Company is authorized to repurchase an additional $5.7 million of securities under this program.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:
•	The effect of economic conditions in the United States or other space faring nations that could impact our ability to access space and support or gain customers;

•	Our ability to raise sufficient capital to meet our long and short-term liquidity requirements;

•	Our ability to successfully pursue our business plan and execute our strategy;

•	Whether we will fully realize the economic benefits under our NASA and other customer contracts;

•	Technological difficulties and potential legal claims arising from any technological difficulties;

•	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by governmental or commercial customers;

•	Uncertainty in government funding and support for key space programs;

•	The impact of competition on our ability to win new contracts;

•	Uncertainty in securing reliable and consistent access to space, including the International Space Station;

•	Delays in the timing of performance of our contracts;

•	Our ability to meet technological development milestones and overcome development challenges; and

•	Risks described in the “Risk Factors” section of our 2011 Annual Report on Form 10-K.
Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in the Risk Factors included in Part II Item 1A of this Report and Part I, Item 1A of our 2011 Annual Report on 10-K and elsewhere in this Quarterly Report on Form 10-Q or in the documents incorporated by reference herein. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the Securities and Exchange Commission (“SEC”) or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Quarterly Report on Form 10-Q and in prior or subsequent communications.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report, and the Risk Factors included in Part II Item 1A of this Report and Part I, Item 1A of our 2011 Annual Report on Form 10-K.
Overview
Astrotech Corporation was formed in 1984 to leverage the environment of space for commercial purposes. For nearly 30 years, the Company and its subsidiaries has remained a crucial player in space commerce activities. We have supported the launch of 23 shuttle missions and more than 290 spacecraft, building space hardware and processing facilities, and preparing and processing scientific research for microgravity.

We offer products and services in the following areas:
•	Facilities and support services necessary for the preparation of satellites and payloads for launch.

•	Design and fabrication of equipment and hardware for space launch activities.

•	Propellant services support for spacecraft.

•	Commercialization of space-based technologies into real-world applications.
Our Business Units
Astrotech Space Operations (ASO)
ASO provides support for its government and commercial customers to successfully process complex communication, earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our ASO facilities can accommodate five meter class satellites encompassing the majority of U.S. based satellite preparation services. ASO’s service capabilities also include designing, building spacecraft processing equipment and facilities. Additionally, ASO provides propellant services including designing, building and testing propellant service equipment for servicing spacecraft. ASO accounted for 99% of our consolidated revenues for the three months ended September 30, 2011. Revenue for our ASO business unit is generated primarily from various fixed-priced contracts with launch service providers in both the commercial and government markets. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing a spacecraft for launch. The revenue and cash flows generated from our ASO operations are related to the number of spacecraft launches, which reflects the growth in the satellite-based communications industries and the requirement to replace aging satellites. Other factors that have impacted, and are expected to continue to impact earnings and cash flows for this business include:
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
Spacetech
Our other business unit is an incubator intended to commercialize space-industry technologies into commercial applications to be sold to consumers and industry. The 1st Detect Miniature Chemical Detector and the Astrogenetix microgravity processing platform are initiatives developed under our Spacetech business unit. The 1st Detect Miniature Chemical Detector, which is in development, is a low power, portable chemical detection device. 1st Detect has been awarded a Developmental Testing and Evaluation designation from the U.S. Department of Homeland Security as a “promising anti-terrorism technology”, and is the recipient of a Phase I and Phase II award from the U.S. Army’s Chemical and Biological Defense (“CBD”) Small Business Innovation Research (“SBIR”) Program. Following the successful execution of the Phase I SBIR, 1st Detect was awarded a $0.8 million Phase II SBIR contract from the Joint Science and Technology Office for Chemical and Biological Defense. Additionally, 1st Detect received a $1.8 million award from the Texas Emerging Technology Fund in March 2010. Astrogenetix is a biotechnology company formed to commercialize products processed in the unique environment of microgravity. Astrogenetix has pursued an aggressive space access strategy to take advantage of the Space Shuttle program prior to its retirement, which occurred in 2011. This strategy gave Astrogenetix unprecedented access to research in microgravity, as the company flew twelve experiments over a three year period. Astrogenetix is currently researching a Salmonella vaccine as part of the ongoing commercialization strategy. Concurrently, Astrogenetix is working on the continued development of a vaccine target for methicilin-resistant Staphylococcus aureus (“MRSA”) based on discoveries made in microgravity.

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
Management believes there have been no significant changes during the three months ended September 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 10-K.
Results of Operation
Three months ended September 30, 2011 compared to three months ended September 30, 2010:
Selected consolidated financial data for the three months ended September 30, 2011 and 2010 is as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2011	2010
Revenue	$4,840	$5,306
Cost of revenue	2,926	3,486

Gross profit	1,914	1,820

Gross margin	40%	34%

Selling, general and administrative	1,929	2,307
Research and development	758	823

Operating expenses	$2,687	$3,130

Interest and other expense, net	(74)	(103)
Income tax expense	(5)	(6)

Consolidated net loss	$(852)	$(1,419)
Less: Net loss attributable to noncontrolling interest	(186)	(256)

Net loss attributable to Astrotech Corporation	$(666)	$(1,163)

Revenue. Total revenue decreased to $4.8 million for the three months ended September 30, 2011 from $5.3 million for the three months ended September 30, 2010. This decrease is primarily attributable to the timing of mission launch dates. During the three months ended September 30, 2011, the majority of missions processed launched prior to quarter end, therefore resulting in a shorter occupancy period of the satellite being within the facility. However, during the three months ended September 30, 2010, the majority of missions were still processing as the quarter ended, thus resulting in a longer occupancy period and in higher revenue.
Gross Profit. Gross profit increased to $1.9 million for the three months ended September 30, 2011 from $1.8 million for the comparable period in fiscal 2010. Revenue and cost of revenue both decreased for the three months ended September 30, 2011. Our cost of revenue is generally near-term fixed-price for satellite payload processing, however during the three months ended September 30, 2010 cost of revenue was higher due to an increase in variable mission related expenses.

Selling, General and Administrative Expense. Selling, general and administrative expense decreased to $1.9 million for the three months ended September 30, 2011 from $2.3 million for the comparable period in fiscal 2010. The decrease was primarily attributable to a reduction in outside consulting fees and reduced costs associated with lower headcount as part of the fiscal year 2011 corporate realignment, which was not effective for the entire three months ended September 30, 2010.
Research and Development Expense. Research and development expense remained relatively consistent at $0.8 million for the three months ended September 30, 2011 and 2010 due to continued investments in the development of the 1st Detect Miniature Chemical Detector, including an increase in headcount and employee compensation.
Liquidity and Capital Resources
The following is a summary of the change in our cash and cash equivalents (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Net cash provided by operating activities	$708	$1,626
Net cash used in investing activities	(128)	(109)
Net cash provided by financing activities	812	84

Net change in cash and cash equivalents	$1,392	$1,601

Cash and Cash Equivalents
At September 30, 2011, we had cash and cash equivalents of $16.4 million and our working capital was approximately $5.8 million. As of September 30, 2010, we had cash and cash equivalents of $9.7 million and our working capital was approximately $2.9 million. Cash and cash equivalents have increased by approximately $1.4 million during the three months ended September 30, 2011 from positive operating and financing cash flows offset by capital expenditures of $0.1 million.
Operating Activities
Cash provided by operations decreased to $0.7 million for the three months ended September 30, 2011 from $1.6 million for the three months ended September 30, 2010. The primary driver of 2011 operating cash flow was accounts receivable payments collected by the Company.
Investing Activities
Cash used in investing activities for the three months ended September 30, 2011 remained relatively consistent with three months ended September 30, 2010. Our investing activities are driven primarily by capital expenditures.
Financing Activities
Cash provided by financing activities for the three months ended September 30, 2011 increased to $0.8 million from $0.1 million of cash provided by financing activities for the three months ended September 30, 2010. The increase is a result of receiving the second installment of $0.9 million from the Texas Emerging Technology Fund, which will be used to fund the continued development of the 1st Detect miniature chemical detector.

Debt
Credit Facilities
In October 2010, we entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan terminates in October 2015, and the $3.0 million revolving credit facility expires October 2012. The term loan requires monthly payments of principal plus interest at the rate of prime plus 0.25%, but not less than 4.0%. The revolving credit facility allows multiple advances not to exceed $3.0 million, based on eligible accounts receivable, and incurs interest at the rate of prime plus 0.25%, but not less than 4.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. The balance of the $7.0 million term loan at September 30, 2011 was $6.7 million and there was no outstanding balance on the revolving credit facility at September 30, 2011.
The Company was in compliance with all covenants as of September 30, 2011.
Income Taxes
The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2011, the Company has established a full valuation allowance against all of its net deferred tax assets.
FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. As of September 30, 2011, the Company has a liability of $60,000 ($39,000 net of federal benefit) for unrecognized tax benefits.
For the three months ended September 30, 2011 and 2010, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.
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
We have no material changes to the disclosure made on this matter in our 2011 Annual Report on Form 10-K.

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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Currently, the Company is not a party to any material pending legal proceedings, which in management’s opinion, would have a material adverse effect on our business, financial condition, or results of operation.

ITEM 1A.	RISK FACTORS
There have been no material changes in the risk factors described in our 2011 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended September 30, 2011, we did not issue any unregistered securities or repurchase any of our securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
The following exhibits are filed herewith:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2011, formatted in eXtensible Business Reporting Language: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Notes to Unaudited Condensed Consolidated Financial Statements. (1)

(1)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation
Date: November 14, 2011	/s/ Thomas B. Pickens III
Thomas B. Pickens III
Chief Executive Officer

/s/ John M. Porter
John M. Porter
Senior Vice President and Chief Financial Officer