Form 10-Q
period 2011-12-31
ASTROTECH Corp \WA\
filed 2012-02-03
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of January 31, 2012 there were 19,376,800 shares of the registrant’s common stock outstanding.

ASTROTECH CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page

PART I: FINANCIAL INFORMATION	3

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4. CONTROLS AND PROCEDURES	22

PART II: OTHER INFORMATION	23

ITEM 1. LEGAL PROCEEDINGS	23

ITEM 1A. RISK FACTORS	23

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	23

ITEM 4. MINE SAFETY DISCLOSURES	23

ITEM 5. OTHER INFORMATION	23

ITEM 6. EXHIBITS	24

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I: FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	September 30,
	December 31,	June 30,
	2011	2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$14,452	$14,994
Accounts receivable, net	4,172	2,429
Prepaid expenses and other current assets	969	963
Short-term note receivable	675	—

Total current assets	20,268	18,386

Property & equipment, net	37,313	38,418
Long-term note receivable, net	—	675
Other assets, net	112	141

Total assets	$57,693	$57,620

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$294	$757
Accrued liabilities	1,321	1,342
Deferred revenue	12,357	10,919
Term note payable	361	348

Total current liabilities	14,333	13,366

Deferred revenue	874	274
Term note payable, net of current portion	6,232	6,422

Total liabilities	21,439	20,062

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 authorized shares, 0 issued and outstanding shares, at December 31, 2011 and June 30, 2011	—	—
Common stock, no par value, 75,000,000 shares authorized; 19,014,147 and 18,339,609 shares issued at December 31, 2011 and June 30, 2011	183,712	183,712
Treasury stock, 311,660 shares at cost	(237)	(237)
Additional paid-in capital	1,447	1,104
Accumulated deficit	(151,394)	(148,942)
Noncontrolling interest	2,726	1,921

Total stockholders’ equity	36,254	37,558

Total liabilities and stockholders’ equity	$57,693	$57,620

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenue	$3,676	$4,641	$8,516	$9,947
Cost of revenue	3,108	3,438	6,034	6,924

Gross profit	568	1,203	2,482	3,023

Operating expenses:
Selling, general and administrative	1,708	2,119	3,637	4,426
Research and development	746	883	1,504	1,706

Total operating expenses	2,454	3,002	5,141	6,132

Loss from operations	(1,886)	(1,799)	(2,659)	(3,109)
Interest and other expense, net	(59)	(35)	(133)	(138)

Loss before income taxes	(1,945)	(1,834)	(2,792)	(3,247)

Income tax expense	(7)	(5)	(12)	(11)

Net loss	(1,952)	(1,839)	(2,804)	(3,258)

Less: Net loss attributable to noncontrolling interest	(166)	(277)	(352)	(534)

Net loss attributable to Astrotech Corporation	$(1,786)	$(1,562)	$(2,452)	$(2,724)

Net loss per share attributable to Astrotech Corporation, basic	$(0.10)	$(0.09)	$(0.13)	$(0.15)
Weighted average common shares outstanding, basic	18,445	17,853	18,285	17,627

Net loss per share attributable to Astrotech Corporation, diluted	$(0.10)	$(0.09)	$(0.13)	$(0.15)
Weighted average common shares outstanding, diluted	18,445	17,853	18,285	17,627

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	September 30,	September 30,
	Six Months Ended
	December 31,
	2011	2010
	(unaudited)
Cash flows from operating activities
Net loss	$(2,804)	$(3,258)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	600	777
Asset impairment	200	—
Depreciation and amortization	1,186	1,104
Other	—	10
Changes in assets and liabilities:
Accounts receivable	(1,743)	3,174
Deferred revenue	2,038	778
Accounts payable	(463)	(334)
Other assets and liabilities	(26)	(1,331)

Net cash provided by (used in) operating activities	(1,012)	920

Cash flows from investing activities
Purchases of property, equipment and leasehold improvements	(253)	(413)

Net cash used in investing activities	(253)	(413)

Cash flows from financing activities
Term loan payment	(177)	(3,356)
Senior convertible notes repayment	—	(5,111)
Proceeds from term loan	—	6,943
Proceeds from issuance of common stock	—	142
State of Texas Funding	900	—

Net cash provided by (used in) financing activities	723	(1,382)

Net change in cash and cash equivalents	(542)	(875)
Cash and cash equivalents at beginning of period	14,994	8,085

Cash and cash equivalents at end of period	$14,452	$7,210

Supplemental disclosures of cash flow information:
Cash paid for interest	$134	$215

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

Spacetech

Our Spacetech business unit is an incubator intended to develop space-industry technologies into commercial applications to be sold to consumers and industry. Spacetech is currently working on two business initiatives: 1st Detect Corporation and Astrogenetix, Inc. 1st Detect’s business began under a Space Act Agreement with the National Aeronautics and Space Administration (“NASA”) for a chemical detection unit to be used on the International Space Station. 1st Detect engineers are developing a Miniature Chemical Detector, based on ion trap mass spectrometry, that we believe fills a niche by being rapid, lightweight, battery-powered, durable and relatively inexpensive. Astrogenetix is a biotechnology company created to use the unique environment of space to discover and develop novel therapeutic products. A natural extension of the many years of experience preparing, launching, and operating scientific payloads in space, Astrogenetix is in the process of developing products from microgravity discoveries.

The Company’s significant legal entities include Astrotech Space Operations, Inc., 1st Detect Corporation and Astrogenetix, Inc.

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Astrotech Corporation in accordance with United States generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

(3) Noncontrolling Interest

In January 2010, restricted shares of Astrotech subsidiaries, 1st Detect and Astrogenetix, were granted to certain employees, directors and officers, resulting in Astrotech owning less than 100% of the subsidiaries. The Company applied noncontrolling interest accounting for the period ended December 31, 2011, which requires us to clearly identify the noncontrolling interest in the balance sheets and income statements. We disclose three measures of net income (loss): net loss, net loss attributable to noncontrolling interest, and net loss attributable to Astrotech Corporation. Our operating cash flows in our consolidated statements of cash flows reflect net loss, while our basic and diluted net loss per share calculations reflect net loss attributable to Astrotech Corporation.

September 30,
(In thousands)
Beginning balance at June 30, 2011	$1,921

Net loss attributable to noncontrolling interest	(352)
State of Texas Funding (See Note 11)	900
Capital contribution	232
Stock based compensation expense	25

Ending balance at December 31, 2011	$2,726

As of December 31, 2011, the Company’s share of income and losses is 86% for 1st Detect and 84% for Astrogenetix.

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

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Numerator:
Net loss attributable to Astrotech Corporation, basic and diluted	$(1,786)	$(1,562)	$(2,452)	$(2,724)

Denominator:
Denominator for basic net loss per share attributable to Astrotech Corporation — weighted average common stock outstanding	18,445	17,853	18,285	17,627

Dilutive common stock equivalents — common stock options and share-based awards	—	—	—	—

Denominator for diluted net loss per share attributable to Astrotech Corporation — weighted average common stock outstanding and dilutive common stock equivalents	18,445	17,853	18,285	17,627

Basic net loss per share attributable to Astrotech Corporation	$(0.10)	$(0.09)	$(0.13)	$(0.15)
Diluted net loss per share attributable to Astrotech Corporation	$(0.10)	$(0.09)	$(0.13)	$(0.15)

Options to purchase 1,147,850 shares of common stock at exercise prices ranging from $0.30 to $24.10 per share outstanding, for the three and six months ended December 31, 2011, were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive. Options to purchase 396,450 shares of common stock at exercise prices ranging from $0.30 to $34.38 per share outstanding for the three and six months ended December 31, 2010, were not included in diluted net loss per share as the impact to net loss per share is anti-dilutive.

(5) Revenue Recognition

Astrotech recognizes revenue employing several generally accepted revenue recognition methodologies across its business units. The methodology used is based on contract type and the manner in which products and services are provided.

Revenue generated by Astrotech’s payload processing facilities is recognized ratably over the occupancy period of the spacecraft while in the Astrotech facilities. The percentage-of-completion method is used for all contracts where incurred costs can be reasonably estimated and successful completion can be reasonably assured at inception. Changes in estimated costs to complete and provisions for contract losses are recognized in the period they become known. Revenue for the sale of commercial products is recognized at shipment.

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

(6) Debt

In October 2010, we entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan terminates in October 2015, and the $3.0 million revolving credit facility expires in October 2012. The term loan requires monthly payments of principal plus interest at the rate of prime plus 0.25%, but not less than 4.0%. The revolving credit facility allows multiple advances not to exceed $3.0 million, based on eligible accounts receivable, and incurs interest at the rate of prime plus 0.25%, but not less than 4.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. The balance of the $7.0 million term loan at December 31, 2011 was $6.6 million and there was no outstanding balance on the revolving credit facility at December 31, 2011.

The Company was in compliance with all covenants as of December 31, 2011.

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

The following table presents the carrying amounts, estimated fair values and valuation input levels of certain of the Company’s financial instruments as of December 31, 2011 and June 30, 2011 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		June 30, 2011
	Carrying	Fair	Carrying	Fair	Valuation
	Amount	Value	Amount	Value	Inputs
Debt	$6,593	$6,593	$6,770	$6,770	Level 2

The carrying value of the Company’s debt at December 31, 2011 approximates fair value based on rates available for similar debt available to comparable companies in the marketplace. The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable and accounts payable approximate their fair market value due to the relatively short duration of these instruments. Cash and cash equivalents are Level 1 securities.

(8) Asset Impairments

In the six months ended December 31, 2011, the Company evaluated the future use of two historical SPACEHAB modules. Due to the retirement of the space shuttle program in the United States and the lack of alternative uses which could potentially generate cash flow, the Company recorded a non-cash impairment of $0.2 million for the two SPACEHAB modules as the full aggregate carrying amount was deemed no longer recoverable.

(9) Business and Credit Risk Concentration

A substantial portion of our revenue has been generated under contracts with the U.S. Government. During the six months ended December 31, 2011 and 2010, approximately 63% and 64%, respectively, of our revenues were generated under U.S. Government contracts. Accounts receivable totaled $4.2 million at December 31, 2011, of which 69% was attributable to the U.S. Government.

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

(10) Segment Information

Management’s primary financial and operating reviews focus on ASO, the core business unit. All intercompany transactions between business units have been eliminated in consolidation.

Key financial metrics for the six months ended December 31, 2011 are as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Six Months Ended December 31, 2011		Six Months Ended December 31, 2010
		Income (loss)		Income (loss)
Revenue and Income	Revenue	before income taxes	Revenue	before income taxes
ASO	$8,418	(350)	$9,860	233
Spacetech	$98	(2,442)	$87	(3,480)

	$8,516	(2,792)	$9,947	(3,247)

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		June 30, 2011
		Total		Total
Assets	Fixed Assets, net	Assets	Fixed Assets, net	Assets
ASO	$36,991	56,443	$38,033	55,948
Spacetech	$322	1,250	$385	1,672

	$37,313	57,693	$38,418	57,620

(11) State of Texas Funding

In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to serve the security, healthcare and industrial markets. In exchange for the award, 1st Detect granted a common stock purchase right and a note payable to the State of Texas. As of December 31, 2011, 1st Detect has received both $0.9 million disbursements totaling the full amount of the award. The proceeds from the award can only be used to fund development of the Miniature Chemical Detector at 1st Detect, not for repaying existing debt or for use in other Company subsidiaries.

The common stock purchase right is exercisable at the first “Qualifying Financing Event”, which is essentially a change in control or third party equity investment in 1st Detect. The number of shares available to the State of Texas, at the price of par value, is calculated as the total disbursements (numerator) divided by the stock price established in the Qualifying Financing Event (denominator). If the first Qualifying Financing Event does not occur within 18 months of the agreement’s effective date, the number of shares available for purchase will equal the total disbursements (numerator) divided by $100 (denominator). At management’s request, the deadline for calculating the equity conversion factor was extended by the State of Texas for an additional six months to March 31, 2012.

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

Management considers the likelihood of voluntarily repaying the note or of a default event as remote due to the fact that the covenants that would necessitate repayment are within the control of the Company. As such, the two $0.9 million installments were accounted for as a contribution to equity in the period ended December 31, 2011. As of December 31, 2011, no default events have occurred.

(12) Equity and Other Long Term Incentive Plans

Equity Grants

In August 2009 and September 2009, the Compensation Committee of the Board of Directors granted directors, named executive officers and employees 1,995,559 and 410,000, respectively, of restricted shares. The shares were issued from the 2008 Stock Incentive Plan, vest 33.33% a year over a three-year period and expire upon employee termination.

In September 2011, the Compensation Committee of the Board of Directors granted directors, named executive officers and employees 579,000 stock options designed to increase shareholder value by compensating employees over the long term. The options were issued from the 2008 and 2011 Stock Incentive Plans, vest upon the Company’s stock achieving a closing price of $1.50 and expire 10 years from grant date.

In July 2011, the Compensation Committee of the Board of Directors granted a third party consultant 200,000 stock options intended to provide incentive which is aligned with management and the shareholders. The options were issued out of the 2011 Stock Incentive Plan, vest upon certain performance conditions and expire 7 years from grant date. Management considers the likelihood of the performance conditions being met as remote, and therefore no expense was recorded for the six months ended December 31, 2011.

As of December 31, 2011, 26,152 shares of common stock were reserved for future grants under the 2008 Stock Incentive Plan and 1,386,000 shares of common stock reserved for future grant under the 2011 Stock Incentive Plan. In the six months ended December 31, 2011 and 2010, we recognized compensation expense of $0.4 million and $0.4 million, respectively, for restricted stock and stock options outstanding.

Related Party Transactions

Director Compensation

In August 2009, the Board of Directors granted 525,000 restricted shares valued at $0.6 million to directors from the 2008 Stock Incentive Plan. The restricted shares vest 33.33% a year for three years and expire upon termination. Compensation expense of $0.1 million was recorded in the six months ended December 31, 2011 for these awards.

In September 2011, the Board of Directors granted 150,000 stock options valued at $0.1 million to directors from the 2011 Stock Incentive Plan. The stock options vest upon the Company’s stock achieving a closing price of $1.50 and expire 10 years from grant date. Compensation expense of $0.1 million was recorded in the six months ended December 31, 2011.

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

The number of shares and warrants underlying each award to a named executive officer is as follows: Thomas B. Pickens III: 300 shares, 680 warrants; John Porter: 200 shares, 180 warrants. In the six months ended December 31, 2011 and 2010, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for restricted stock and warrants outstanding.

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

The number of options underlying each award to a named executive officer is as follows: Thomas B. Pickens III: 200 stock options; John Porter: 150 stock options. In the six months ended December 31, 2011, the Company recognized compensation expense of $0.1 million.

Assuming a business event occurred, without taking into account any dilution resulting from the State of Texas funding, which resulted in the vesting of all restricted stock, stock purchase warrants and stock options, then Thomas B. Pickens III would hold 10.9%, John Porter would hold 4.9% and the Company would hold 64.5% of the outstanding shares of 1st Detect.

The restricted stock issuances resulted in noncontrolling interest, as described in Note 3.

Astrogenetix

In January 2010, an independent committee of the Board of Directors of Astrogenetix approved a grant of 1,550 restricted stock shares, of which 375 have been subsequently cancelled. There were 2,050 stock purchase warrants that were also granted to certain officers, directors and employees of Astrogenetix, of which 50 have been subsequently cancelled, pursuant to restricted stock agreements and stock purchase warrants between Astrogenetix and each such individual. The awards will vest as follows, subject to earlier vesting upon the grantee’s death or disability or in the event of a change of control of the Company: 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The restricted stock agreements and stock purchase warrants provide for forfeiture of unvested stock if the recipient is terminated or voluntarily ceases to perform services for Astrogenetix, immediate vesting upon a change of control, and restrictions on and requirements as to transfer. The stock purchase warrants have an exercise price equal to the fair market value of Astrogenetix’s common stock on the date of grant as determined by an independent valuation firm.

The number of shares and warrants underlying each award to a named executive officer is as follows: Thomas B. Pickens III: 500 shares, 1,000 warrants; John Porter: 400 shares, 800 warrants. In the three months ended December 31, 2011 and 2010, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for restricted stock and warrants outstanding.

Assuming a business event occurred which resulted in the vesting of all restricted stock and stock purchase warrants, then Thomas B. Pickens III would hold 16.3%, John Porter would hold 13.1% and the Company would hold 65.4% of the outstanding shares of Astrogenetix.

The restricted stock issuances resulted in noncontrolling interest, as described in Note 3.

Stock Options

In the three months ended September 30, 2011, 779,000 stock options were granted to employees, directors and consultants. At December 31, 2011 and 2010, there were $0.3 million and $0.1 million, respectively, of total unrecognized compensation costs related to non-vested stock options, which is expected to be recognized over a weighted average period of 8.1 years. In the three months ended December 31, 2011 and 2010, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for stock options outstanding.

The Company’s stock options activity for the three months ended December 31, 2011 was as follows:

	September 30,	September 30,
	Shares	Weighted Average
	(in thousands)	Exercise Price
Outstanding at September 30, 2011	1,153	$0.89

Granted	—	—
Exercised	—	—
Cancelled or expired	(5)	20.80

Outstanding at December 31, 2011	1,148	$0.79

In the six months ended December 31, 2011, we recognized compensation expense of $0.1 million for stock options outstanding. In the six months ended December 31, 2010, no compensation expense was recognized for stock options outstanding.

The Company’s stock options activity for the six months ended December 31, 2011 was as follows:

	September 30,	September 30,
	Shares	Weighted Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2011	377	$1.28

Granted	779	0.79
Exercised	—	—
Cancelled or expired	(8)	22.64

Outstanding at December 31, 2011	1,148	$0.79

Restricted Stock

At December 31, 2011 and 2010, there were $0.5 million and $1.3 million respectively, of unrecognized compensation costs related to restricted stock, which is expected to be recognized over a weighted average period of 0.7 years. In the three months ended December 31, 2011 and 2010, we recognized compensation expense of $0.2 million and $0.2 million, respectively, for restricted stock outstanding.

The Company’s restricted stock activity for the three months ended December 31, 2011 was as follows:

	September 30,	September 30,
		Weighted
		Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Non-vested at September 30, 2011	1,144	$1.12

Granted	—	—
Vested	(431)	1.15
Cancelled or expired	(7)	1.22

Non-vested at December 31, 2011	706	$1.10

In the six months ended December 31, 2011 and 2010, we recognized compensation expense of $0.4 million and $0.5 million, respectively, for restricted stock outstanding.

The Company’s restricted stock activity for the six months ended December 31, 2011 was as follows:

	September 30,	September 30,
		Weighted
		Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Non-vested at June 30, 2011	1,365	$1.14

Granted	25	0.75
Vested	(675)	1.15
Cancelled or expired	(9)	1.22

Non-vested at December 31, 2011	706	$1.10

Stock Options and Warrants for 1st Detect

At December 31, 2011 and 2010, there was $0.1 million and $0.1 million respectively, of unrecognized compensation costs related to warrants and options, which is expected to be recognized over a weighted average period of 5.1 years. In the three months ended December 31, 2011 and 2010, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for stock options and warrants outstanding.

1st Detect stock options and warrants activity for the three months ended December 31, 2011 was as follows:

	September 30,	September 30,
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at September 30, 2011	2,785	$212.00

Granted	—	—
Exercised	—	—
Cancelled or expired	(45)	212.00

Outstanding at December 31, 2011	2,740	$212.00

In the six months ended December 31, 2011 and 2010, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for stock options and warrants outstanding.

1st Detect stock options and warrants activity for the six months ended December 31, 2011 was as follows:

	September 30,	September 30,
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at June 30, 2011	1,820	$212.00

Granted	965	212.00
Exercised	—	—
Cancelled or expired	(45)	212.00

Outstanding at December 31, 2011	2,740	$212.00

Restricted Stock for 1st Detect

At December 31, 2011 and 2010, there were $0.1 million and $0.1 million respectively, of unrecognized compensation costs related to restricted stock, which is expected to be recognized over a weighted average period of 0.1 years. In the three months ended December 31, 2011 and 2010, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for restricted stock outstanding.

1st Detect restricted stock activity for the three months ended December 31, 2011 was as follows:

	September 30,	September 30,
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at September 30, 2011	590	$212.00

Granted	—	—
Vested	—	—
Cancelled or expired	(75)	212.00

Non-vested at December 31, 2011	515	$212.00

In the six months ended December 31, 2011 and 2010, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for restricted stock outstanding.

1st Detect restricted stock activity for the six months ended December 31, 2011 was as follows:

	September 30,	September 30,
	Shares	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2011	590	$212.00

Granted	—	—
Vested	—	—
Cancelled or expired	(75)	212.00

Non-vested at December 31, 2011	515	$212.00

Warrants for Astrogenetix

At December 31, 2011 and 2010, there was $0.1 million and $0.1 million respectively, of unrecognized compensation costs related to warrants, which is expected to be recognized over a weighted average period of 0.1 years. In the three months ended December 31, 2011 and 2010, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for warrants outstanding.

Astrogenetix warrant activity for the three months ended December 31, 2011 was as follows:

	September 30,	September 30,
	Shares	Weighted Average Grant-Date Fair Value
Non-vested at September 30, 2011	2,050	$167.00

Granted	—	—
Vested	—	—
Cancelled or expired	(50)	167.00

Non-vested at December 31, 2011	2,000	$167.00

In the six months ended December 31, 2011 and 2010, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for warrants outstanding.

Astrogenetix warrant activity for the six months ended December 31, 2011 was as follows:

	September 30,	September 30,
	Shares	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2011	2,050	$167.00

Granted	—	—
Vested	—	—
Cancelled or expired	(50)	167.00

Non-vested at December 31, 2011	2,000	$167.00

Restricted Stock for Astrogenetix

At December 31, 2011 and 2010, there was $0.1 million and $0.1 million respectively, of unrecognized compensation costs related to restricted stock, which is expected to be recognized over a weighted average period of 0.1 years. In the three months ended December 31, 2011 and 2010, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for restricted stock outstanding.

Astrogenetix restricted stock activity for the three months ended December 31, 2011 was as follows:

	September 30,	September 30,
	Shares	Weighted Average Grant-Date Fair Value
Non-vested at September 30, 2011	625	$167.00

Granted	—	—
Vested	—	—
Cancelled or expired	(75)	167.00

Non-vested at December 31, 2011	550	$167.00

In the six months ended December 31, 2011 and 2010, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for restricted stock outstanding.

Astrogenetix restricted stock activity for the six months ended December 31, 2011 was as follows:

	September 30,	September 30,
	Shares	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2011	625	$167.00

Granted	—	—
Vested	—	—
Cancelled or expired	(75)	167.00

Non-vested at December 31, 2011	550	$167.00

(13) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2011, the Company has established a full valuation allowance against all of its net deferred tax assets.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. As of December 31, 2011, the Company has a liability of $60,000 ($39,000 net of federal benefit) for unrecognized tax benefits.

For the three months ended December 31, 2011 and 2010, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

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

(14) Early Termination of Cost Plus Award Fee Contract

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

(15) Purchase of Astrotech Securities

Repurchases of Astrotech securities under the Company’s securities repurchase program may be made from time-to-time, in the open market, through block trades or otherwise in accordance with applicable regulations of the Securities and Exchange Commission. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. Additionally, the timing of such transactions will depend on other corporate strategies and will be at the discretion of the management of the Company.

As of December 31, 2011, we had repurchased 311,660 shares of common stock at a cost of $0.2 million, which represents an average cost of $0.76 per share. Additionally, during fiscal year 2009 the Company repurchased $1.1 million of Senior Convertible Notes payable. As a result, the Company is authorized to repurchase an additional $5.7 million of securities.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:

•	The effect of economic conditions in the United States or other space faring nations that could impact our ability to access space and support or gain customers;

•	Our ability to raise sufficient capital to meet our long and short-term liquidity requirements;

•	Our ability to successfully pursue our business plan and execute our strategy;

•	Whether we will fully realize the economic benefits under our customer contracts;

•	Technological difficulties and potential legal claims arising from any technological difficulties;

•	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by governmental or commercial customers;

•	Uncertainty in government funding and support for key space programs;

•	The impact of competition on our ability to win new contracts;

•	Uncertainty in securing reliable and consistent access to space, including the International Space Station;

•	Delays in the timing of performance of our contracts;

•	Our ability to control costs;

•	Our ability to meet technological development milestones and overcome development challenges; and

•	Risks described in the “Risk Factors” section of our 2011 Annual Report on Form 10-K.

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

Our Business Units

Astrotech Space Operations (ASO)

ASO provides support for its government and commercial customers to successfully process complex communication, earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our ASO facilities can accommodate five meter class satellites encompassing the majority of U.S. based satellite preparation services. ASO’s service capabilities also include designing, building spacecraft processing equipment and facilities. Additionally, ASO provides propellant services including designing, building and testing propellant service equipment for servicing spacecraft. ASO accounted for 99% of our consolidated revenues for the six months ended December 31, 2011. Revenue for our ASO business unit is generated primarily from various fixed-priced contracts with launch service providers in both the commercial and government markets. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing a spacecraft for launch. The revenue and cash flows generated from our ASO operations are related to the number of spacecraft launches and the costs incurred to build space launch hardware, which reflects the growth in the satellite-based communications industries and the requirement to replace aging satellites. Other factors that have impacted, and are expected to continue to impact earnings and cash flows for this business include:

•	Our ability to control our capital expenditures, which primarily are limited to modifications to accommodate payload processing for new launch vehicles and upgrading communications infrastructure.

•

The continuing limited availability of competing facilities at the major domestic launch sites that can offer comparable services, leading to an increase in government and commercial use of our services.

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

Management believes there have been no significant changes during the six months ended December 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 10-K.

Results of Operation

Three months ended December 31, 2011 compared to three months ended December 31, 2010:

Selected consolidated financial data for the three months ended December 31, 2011 and 2010 is as follows (dollars in thousands):

	September 30,	September 30,
	Three Months Ended
	December 31,
	2011	2010
Revenue	$3,676	$4,641
Cost of revenue	3,108	3,438

Gross profit	568	1,203
Gross margin	15%	26%

Selling, general and administrative	1,708	2,119
Research and development	746	883

Operating expenses	$2,454	$3,002

Interest and other expense, net	(59)	(35)
Income tax expense	(7)	(5)

Consolidated net loss	$(1,952)	$(1,839)
Less: Net loss attributable to noncontrolling interest	(166)	(277)

Net loss attributable to Astrotech Corporation	$(1,786)	$(1,562)

Revenue. Total revenue decreased to $3.7 million for the three months ended December 31, 2011 from $4.6 million for the three months ended December 31, 2010. This decrease is primarily attributable to a decreased launch schedule.

Gross Profit. Gross profit decreased to $0.6 million for the three months ended December 31, 2011 from $1.2 million for the three months ended December 31, 2010. Revenue and cost of revenue both decreased for the three months ended December 31, 2011. Our gross profit declined due to the decline in revenue, as our cost of revenue is generally fixed in the near-term.

Selling, General and Administrative Expense. Selling, general and administrative expense decreased to $1.7 million for the three months ended December 31, 2011 from $2.1 million for the three months ended December 31, 2010. The decrease was primarily attributable to a reduction in legal fees and employee incentive compensation.

Research and Development Expense. Research and development expense decreased to $0.7 million for the three months ended December 31, 2011 from $0.9 million for the three months ended December 31, 2010. The Company shifted investment in Astrogenetix to 1st Detect due to the retirement of the space shuttle program in the United States, and due to the need of capital to fund research and development in the 1st Detect Miniature Chemical Detector. The increased expenses incurred at 1st Detect were primarily for headcount, employee compensation and materials.

Six months ended December 31, 2011 compared to six months ended December 31, 2010:

Selected consolidated financial data for the six months ended December 31, 2011 and 2010 is as follows (dollars in thousands):

	September 30,	September 30,
	Six Months Ended
	December 31,
	2011	2010
Revenue	$8,516	$9,947
Cost of revenue	6,034	6,924

Gross profit	2,482	3,023

Gross margin	29%	30%

Selling, general and administrative	3,637	4,426
Research and development	1,504	1,706

Operating expenses	$5,141	$6,132

Interest and other expense, net	(133)	(138)
Income tax expense	(12)	(11)

Consolidated net loss	$(2,804)	$(3,258)
Less: Net loss attributable to noncontrolling interest	(352)	(534)

Net loss attributable to Astrotech Corporation	$(2,452)	$(2,724)

Revenue. Total revenue decreased to $8.5 million for the six months ended December 31, 2011 from $9.9 million for the six months ended December 31, 2010. This decrease is primarily attributable to a decreased launch schedule.

Gross Profit. Gross profit decreased to $2.5 million for the six months ended December 31, 2011 from $3.0 million for the six months ended December 31, 2010. Revenue and cost of revenue both decreased for the six months ended December 31, 2011. Our gross profit declined due to the decline in revenue, as our cost of revenue is generally fixed in the near-term; however during the six months ended December 31, 2010 cost of revenue was also higher due to an increase in variable mission related expenses.

Selling, General and Administrative Expense. Selling, general and administrative expense decreased to $3.6 million for the six months ended December 31, 2011 from $4.4 million for the six months ended December 31, 2010. The decrease was primarily attributable to a reduction in outside legal and consulting fees, severance and employee incentive compensation.

Research and Development Expense. Research and development expense decreased to $1.5 million for the six months ended December 31, 2011 from $1.7 million for the six months ended December 31, 2010. The Company shifted investment in Astrogenetix to 1st Detect due to the retirement of the space shuttle program in the United States, and due to the need of capital to fund research and development in the 1st Detect Miniature Chemical Detector. The increased expenses incurred at 1st Detect were primarily for headcount, employee compensation and materials.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents (in thousands):

	September 30,	September 30,
	Six Months Ended
	December 31,
	2011	2010
Net cash provided by (used in) operating activities	$(1,012)	$920
Net cash used in investing activities	(253)	(413)
Net cash provided by (used in) financing activities	723	(1,382)

Net change in cash and cash equivalents	$(542)	$(875)

Cash and Cash Equivalents

At December 31, 2011, we had cash and cash equivalents of $14.5 million and our working capital was approximately $5.9 million. Cash and cash equivalents decreased approximately $0.5 million during the six months ended December 31, 2011. At December 31, 2010, we had cash and cash equivalents of $7.2 million and our working capital was approximately $6.8 million.

Operating Activities

Net cash used in operations was $1.0 million for the six months ended December 31, 2011 compared to cash provided by operations of $0.9 million for the six months ended December 31, 2010. This decrease was primarily attributable to a use of cash for ongoing operations. Management does not anticipate additional asset impairments in the future periods.

Investing Activities

Net cash used in investing activities was $0.3 million for the six months ended December 31, 2011 compared to $0.4 million for the six months ended December 31, 2010. Our investing activities are driven primarily by capital expenditures for our payload processing facilities.

Financing Activities

Cash provided by financing activities was $0.7 million for the six months ended December 31, 2011 compared to cash used in financing activities of $1.4 million for the six months ended December 31, 2010. The increase is a result of receiving the second installment of $0.9 million from the Texas Emerging Technology Fund, which was used to fund the continued development of the 1st Detect Miniature Chemical Detector.

Debt

In October 2010, we entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan terminates in October 2015, and the $3.0 million revolving credit facility expires October 2012. The term loan requires monthly payments of principal plus interest at the rate of prime plus 0.25%, but not less than 4.0%. The revolving credit facility allows multiple advances not to exceed $3.0 million, based on eligible accounts receivable, and incurs interest at the rate of prime plus 0.25%, but not less than 4.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. The balance of the $7.0 million term loan at December 31, 2011 was $6.6 million and there was no outstanding balance on the revolving credit facility at December 31, 2011.

The Company was in compliance with all covenants as of December 31, 2011.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2011, the Company has established a full valuation allowance against all of its net deferred tax assets.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. As of December 31, 2011, the Company has a liability of $60,000 ($39,000 net of federal benefit) for unrecognized tax benefits.

For the three months ended December 31, 2011 and 2010, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Currently, the Company is not a party to any material pending legal proceedings, which in management’s opinion, would have a material adverse effect on our business, financial condition, or results of operation.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors described in our 2011 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2011, we did not issue any unregistered securities or repurchase any of our securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended December 31, 2011, formatted in eXtensible Business Reporting Language: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Notes to Unaudited Condensed Consolidated Financial Statements. (1)

(1)

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

Astrotech Corporation

Date: February 3, 2012	/s/ Thomas B. Pickens III
Thomas B. Pickens III
Chief Executive Officer

/s/ John M. Porter
John M. Porter
Senior Vice President and Chief Financial Officer