Form 10-Q
period 2012-03-31
ASTROTECH Corp \WA\
filed 2012-05-07
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 5, 2012 there were 19,497,560 shares of the registrant’s common stock outstanding.

ASTROTECH CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Page
PART I: FINANCIAL INFORMATION	3

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4. CONTROLS AND PROCEDURES	23

PART II: OTHER INFORMATION	24

ITEM 1. LEGAL PROCEEDINGS	24

ITEM 1A. RISK FACTORS	24

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	24

ITEM 4. MINE SAFETY DISCLOSURES	24

ITEM 5. OTHER INFORMATION	24

ITEM 6. EXHIBITS	24

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I: FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	June 30,
	2012	2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$15,840	$14,994
Accounts receivable, net	1,704	2,429
Prepaid expenses and other current assets	1,080	963
Short-term note receivable	675	—

Total current assets	19,299	18,386

Property & equipment, net	36,903	38,418
Long-term note receivable	—	675
Other assets, net	113	141

Total assets	$56,315	$57,620

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,732	$757
Accrued liabilities	3,308	1,342
Deferred revenue	6,532	10,919
Term note payable	368	348

Total current liabilities	11,940	13,366

Deferred revenue	891	274
Term note payable, net of current portion	6,135	6,422

Total liabilities	18,966	20,062

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 authorized shares, 0 issued and outstanding shares, at March 31, 2012 and June 30, 2011	—	—
Common stock, no par value, 75,000,000 shares authorized; 19,134,907 and 18,339,609 shares issued at March 31, 2012 and June 30, 2011	183,712	183,712
Treasury stock, 311,660 shares at cost	(237)	(237)
Additional paid-in capital	1,561	1,104
Accumulated deficit	(150,381)	(148,942)
Noncontrolling interest	2,694	1,921

Total stockholders’ equity	37,349	37,558

Total liabilities and stockholders’ equity	$56,315	$57,620

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenue	$10,013	$5,720	$18,529	$15,667
Cost of revenue	6,770	3,142	12,804	10,066

Gross profit	3,243	2,578	5,725	5,601

Operating expenses:
Selling, general and administrative	1,814	1,941	5,451	6,367
Research and development	475	1,256	1,979	2,962

Total operating expenses	2,289	3,197	7,430	9,329

Income (loss) from operations	954	(619)	(1,705)	(3,728)
Interest and other expense, net	(69)	(70)	(202)	(208)

Income (loss) before income taxes	885	(689)	(1,907)	(3,936)

Income tax expense	(5)	(5)	(17)	(16)

Net income (loss)	880	(694)	(1,924)	(3,952)

Less: Net loss attributable to noncontrolling interest	(134)	(248)	(486)	(781)

Net income (loss) attributable to Astrotech Corporation	$1,014	$(446)	$(1,438)	$(3,171)

Net income (loss) per share attributable to Astrotech Corporation, basic	$0.05	$(0.02)	$(0.08)	$(0.18)
Weighted average common shares outstanding, basic	18,764	17,958	18,448	17,744
Net income (loss) per share attributable to Astrotech Corporation, diluted	$0.05	$(0.02)	$(0.08)	$(0.18)
Weighted average common shares outstanding, diluted	19,152	17,958	18,448	17,744

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended March 31,
	2012	2011
	(unaudited)
Cash flows from operating activities
Net loss	$(1,924)	$(3,952)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	815	927
Asset impairment	200	—
Depreciation and amortization	1,742	1,697
Changes in assets and liabilities:
Accounts receivable	725	2,658
Deferred revenue	(3,770)	1,742
Accounts payable	975	(73)
Other assets and liabilities	1,835	(1,511)

Net cash provided by operating activities	598	1,488

Cash flows from investing activities
Purchases of property, equipment and leasehold improvements	(385)	(621)

Net cash used in investing activities	(385)	(621)

Cash flows from financing activities
Term loan repayment	—	(3,356)
Senior convertible notes repayment	—	(5,111)
Proceeds from term loan	—	6,943
Proceeds from issuance of common stock	—	148
Term loan payment	(267)	(87)
State of Texas funding	900	—

Net cash provided by (used in) financing activities	633	(1,463)

Net change in cash and cash equivalents	846	(596)
Cash and cash equivalents at beginning of period	14,994	8,085

Cash and cash equivalents at end of period	$15,840	$7,489

Supplemental disclosures of cash flow information:
Cash paid for interest	$200	$297

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

Our Business Units

Astrotech Space Operations (“ASO”)

ASO is a leading commercial supplier of satellite launch processing services in the United States. ASO provides processing support for government and commercial customers for their complex communication, earth observation and deep space satellites. ASO’s spacecraft processing capabilities are among the elite in the industry, with ideally located facilities that can support the largest five-meter class satellites, encompassing the majority of U.S. based satellite preparation services. ASO has provided launch processing support for government and commercial customers for more than a quarter century, successfully processing more than 297 spacecraft without negatively impacting a customer launch schedule.

Spacetech

Our Spacetech business unit is an incubator intended to develop space-industry technologies into commercial applications to be sold to consumers and industry. Spacetech is currently working on two business initiatives: 1st Detect Corporation and Astrogenetix, Inc. 1st Detect’s business began under a Space Act Agreement with the National Aeronautics and Space Administration (“NASA”) for a chemical detection unit to be used on the International Space Station. 1st Detect engineers are developing a Miniature Chemical Detector, based on ion trap mass spectrometry. With the introduction of our first product, the MMS-1000TM, we believe 1st Detect meets an unmet market demand by providing a rapid, lightweight, battery-powered, durable and inexpensive mass spectrometer. Astrogenetix is a biotechnology company created to use the unique environment of space to discover and develop novel therapeutic products. A natural extension of the many years of experience preparing, launching, and operating scientific payloads in space, Astrogenetix is in the process of developing products from microgravity discoveries.

The Company’s significant legal entities include Astrotech Space Operations, Inc., 1st Detect Corporation and Astrogenetix, Inc.

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Astrotech Corporation in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

(3) Noncontrolling Interest

In January 2010, restricted shares of Astrotech subsidiaries, 1st Detect and Astrogenetix, were granted to certain employees, directors and officers, resulting in Astrotech owning less than 100% of the subsidiaries. The Company applied noncontrolling interest accounting for the period ended March 31, 2012, which requires us to clearly identify the noncontrolling interest in the balance sheets and income statements. We disclose three measures of net income (loss): net income (loss), net income (loss) attributable to noncontrolling interest, and net income (loss) attributable to Astrotech Corporation. Our operating cash flows in our consolidated statements of cash flows reflect net income (loss); while our basic and diluted net income (loss) per share calculations reflect net income (loss) attributable to Astrotech Corporation.

(In thousands)
Beginning balance at June 30, 2011	$1,921

Net income (loss) attributable to noncontrolling interest	(486)
State of Texas funding (See Note 11)	900
Capital contribution	330
Stock based compensation expense	29

Ending balance at March 31, 2012	$2,694

As of March 31, 2012, the Company’s share of income and losses is 86% for 1st Detect and 84% for Astrogenetix.

(4) Net Income (loss) per Share

Basic net income (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method and the if-converted method. Dilutive potential common shares include outstanding stock options and shared-based awards. Reconciliation and the components of basic and diluted net income (loss) per share are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Numerator:
Net income (loss)attributable to Astrotech Corporation, basic and diluted	$1,014	$(446)	$(1,438)	$(3,171)

Denominator:
Denominator for basic net income (loss) per share attributable to Astrotech Corporation — weighted average common stock outstanding	18,764	17,958	18,448	17,744

Dilutive common stock equivalents — common stock options and share-based awards	388	—	—	—

Denominator for diluted net income (loss) per share attributable to Astrotech Corporation — weighted average common stock outstanding and dilutive common stock equivalents	19,152	17,958	18,448	17,744

Basic net income (loss) per share attributable to Astrotech Corporation	$0.05	$(0.02)	$(0.08)	$(0.18)
Diluted net income (loss) per share attributable to Astrotech Corporation	$0.05	$(0.02)	$(0.08)	$(0.18)

Options to purchase 794,100 shares of common stock at exercise prices ranging from $0.71 to $24.10 per share outstanding, for the three months ended March 31, 2012, were not included in diluted net income (loss) per share, as the impact to net income (loss) per share is anti-dilutive. Options to purchase 1,147,850 shares of common stock at exercise prices ranging from $0.30 to $24.10 per share outstanding, for the nine months ended March 31, 2012, were not included in diluted net income (loss) per share, as the impact to net income (loss) per share is anti-dilutive. Options to purchase 377,350 shares of common stock at exercise prices ranging from $0.30 to $24.00 per share outstanding for the three and nine months ended March 31, 2011, were not included in diluted net income (loss) per share as the impact to net income (loss) per share is anti-dilutive.

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

(6) Debt

In October 2010, we entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan terminates in October 2015, and the $3.0 million revolving credit facility expires in October 2012. The term loan requires monthly payments of principal plus interest at the rate of prime plus 0.25%, but not less than 4.0%. The revolving credit facility allows multiple advances not to exceed $3.0 million, based on eligible accounts receivable, and incurs interest at the rate of prime plus 0.25%, but not less than 4.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. At March 31, 2012 the balance of the term loan was $6.5 million and there was no outstanding balance on the revolving credit.

The Company was in compliance with all covenants as of March 31, 2012.

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

The fair value hierarchy established in the standard prioritizes the inputs used in valuation techniques into three levels as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the carrying amounts, estimated fair values and valuation input levels of certain of the Company’s financial instruments as of March 31, 2012 and June 30, 2011 (in thousands):

	March 31, 2012		June 30, 2011
	Carrying	Fair	Carrying	Fair	Valuation
	Amount	Value	Amount	Value	Inputs
Debt	$6,503	$6,503	$6,770	$6,770	Level 2

The carrying value of the Company’s debt at March 31, 2012 approximates fair value based on rates available for similar debt available to comparable companies in the marketplace. The carrying amounts of the Company’s Level 1 securities, which include cash and cash equivalents, accounts receivable, notes receivable and accounts payable approximate their fair market value due to the relatively short duration of these instruments.

(8) Asset Impairments

In the nine months ended March 31, 2012, the Company evaluated the future use of two historical SPACEHAB modules. Due to the retirement of the space shuttle program in the United States and the lack of alternative uses which could potentially generate cash flow, the Company recorded a non-cash impairment of $0.2 million for the two SPACEHAB modules as the full aggregate carrying amount was deemed no longer recoverable.

(9) Business and Credit Risk Concentration

A substantial portion of our revenue has been generated under contracts with the U.S. Government. During the nine months ended March 31, 2012 and 2011, approximately 65% and 72%, respectively, of our revenues were generated under U.S. Government contracts. Accounts receivable totaled $1.7 million at March 31, 2012, of which 72% was attributable to the U.S. Government.

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

Key financial metrics for the three months ended March 31, 2012 are as follows (in thousands):

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
		Income (loss)		Income (loss)
Revenue and Income (loss)	Revenue	before income taxes	Revenue	before income taxes
ASO	$9,933	$1,840	$5,575	$874
Spacetech	80	(955)	145	(1,563)

	$10,013	$(885)	$5,720	$(689)

Key financial metrics for the nine months ended March 31, 2012 are as follows (in thousands):

	Nine Months Ended March 31, 2012		Nine Months Ended March 31, 2011
		Income (loss)		Income (loss)
Revenue and Income (loss)	Revenue	before income taxes	Revenue	before income taxes
ASO	$18,351	$1,490	$15,435	$1,107
Spacetech	178	(3,397)	232	(5,043)

	$18,529	$(1,907)	$15,667	$(3,936)

	March 31, 2012		June 30, 2011
		Total		Total
Assets	Fixed Assets, net	Assets	Fixed Assets, net	Assets
ASO	$36,607	$55,139	$38,033	$55,948
Spacetech	296	1,176	385	1,672

	$36,903	$56,315	$38,418	$57,620

(11) State of Texas Funding

In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to serve the security, healthcare and industrial markets. In exchange for the award, 1st Detect granted a common stock purchase right and a note payable to the State of Texas. As of March 31, 2012, 1st Detect has received both $0.9 million disbursements totaling the full amount of the award. The proceeds from the award can only be used to fund development of the Miniature Chemical Detector at 1st Detect, not for repaying existing debt or for use in other Company subsidiaries.

The common stock purchase right is exercisable at the first “Qualifying Financing Event”, which is essentially a change in control or third party equity investment in 1st Detect. The number of shares available to the State of Texas, at the price of par value, is calculated as the total disbursements (numerator) divided by the stock price established in the Qualifying Financing Event (denominator). If the first Qualifying Financing Event does not occur within 18 months of the agreement’s effective date, the number of shares available for purchase will equal the total disbursements (numerator) divided by $100 (denominator). At management’s request, the deadline for calculating the equity conversion factor was extended by the State of Texas for an additional six months to September 30, 2012.

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

Management considers the likelihood of voluntarily repaying the note or of a default event as remote due to the fact that the covenants that would necessitate repayment are within the control of the Company. As such, the two $0.9 million installments were accounted for as a contribution to equity in the nine months ended March 31, 2012. As of March 31, 2012, no default events have occurred.

(12) Equity and Other Long Term Incentive Plans

Equity Grants

In August 2009, September 2009, and November 2009 the Compensation Committee of the Board of Directors granted directors, named executive officers and employees 1,650,000, 345,559 and 410,000, respectively, of restricted shares. The shares were issued from the 2008 Stock Incentive Plan, vest 33.33% a year over a three-year period and unvested shares are forfeited upon employee termination.

In September 2011, the Compensation Committee of the Board of Directors granted directors, named executive officers and employees 579,000 stock options designed to increase shareholder value by compensating employees over the long term. The options were issued from the 2008 and 2011 Stock Incentive Plans, vest upon the Company’s stock achieving a closing price of $1.50 and expire 10 years from grant date or upon employee termination.

In July 2011, the Compensation Committee of the Board of Directors granted a third party consultant 200,000 stock options intended to provide incentive which is aligned with management and the shareholders. The options were issued out of the 2011 Stock Incentive Plan, vest upon certain performance conditions and expire 7 years from grant date. Management considers the likelihood of the performance conditions being met as remote, and therefore no expense was recorded for the nine months ended March 31, 2011.

As of March 31, 2012, 26,818 shares of common stock were reserved for future grants under the 2008 Stock Incentive Plan and 1,386,000 shares of common stock reserved for future grant under the 2011 Stock Incentive Plan. In the nine months ended March 31, 2012 and 2011, we recognized compensation expense of $0.6 million and $0.6 million, respectively, for restricted stock and stock options outstanding.

Related Party Transactions

Director Compensation

In August 2009, the Board of Directors granted 525,000 restricted shares valued at $0.6 million to directors from the 2008 Stock Incentive Plan. In August 2011, the Board of Directors granted 25,000 restricted shares valued at $0.1 million to a director from the 2008 Stock Incentive Plan. The restricted shares vest 33.33% a year for three years and unvested shares are forfeited upon termination. Compensation expense of $0.2 million was recorded in the nine months ended March 31, 2012 for these awards.

In September 2011, the Board of Directors granted 150,000 stock options valued at $0.1 million to directors from the 2011 Stock Incentive Plan. The stock options vest upon the Company’s stock achieving a closing price of $1.50 and expire 10 years from grant date. Compensation expense of $0.1 million was recorded in the nine months ended March 31, 2012.

Executive Compensation

1st Detect

In January 2010, an independent committee of the Board of Directors of 1st Detect approved a grant of 1,180 restricted stock shares, of which 75 have been subsequently cancelled, and 1,820 stock purchase warrants, of which 45 have been subsequently cancelled, to certain officers, directors and employees of 1st Detect. The awards will vest as follows, subject to earlier vesting upon the grantee’s death or disability or in the event of a change of control of the Company: 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The restricted stock agreements and stock purchase warrants provide for forfeiture of unvested stock if the recipient is terminated or voluntarily ceases to perform services for 1st Detect, immediate vesting upon a change of control, and restrictions on and requirements as to transfer. The stock purchase warrants have an exercise price equal to the fair market value of 1st Detect’s common stock on the date of grant as determined by an independent valuation firm.

The number of shares and warrants underlying each award to a named executive officer is as follows: Thomas B. Pickens III: 300 shares, 680 warrants; John Porter: 200 shares, 180 warrants. In the nine months ended March 31, 2012 and 2011, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for restricted stock and warrants outstanding.

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

The number of options underlying each award to a named executive officer is as follows: Thomas B. Pickens III: 200 stock options; John Porter: 150 stock options. In the nine months ended March 31, 2012, the Company recognized compensation expense of $0.1 million.

Assuming a business event occurred, then Thomas B. Pickens III would hold 10.9%, John Porter would hold 4.9% and the Company would hold 64.5% of the outstanding shares of 1st Detect. This assumed calculation is made without taking into account any dilution resulting from the State of Texas funding.

The restricted stock issuances resulted in noncontrolling interest, as described in Note 3.

Astrogenetix

In January 2010, an independent committee of the Board of Directors of Astrogenetix approved a grant of 1,550 restricted stock shares, of which 375 have been subsequently cancelled. There were 2,050 stock purchase warrants that were also granted to certain officers, directors and employees of Astrogenetix, of which 50 have been subsequently cancelled. The awards will vest as follows, subject to earlier vesting upon the grantee’s death or disability or in the event of a change of control of the Company: 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The restricted stock agreements and stock purchase warrants provide for forfeiture of unvested stock if the recipient is terminated or voluntarily ceases to perform services for Astrogenetix, immediate vesting upon a change of control, and restrictions on and requirements as to transfer. The stock purchase warrants have an exercise price equal to the fair market value of Astrogenetix’s common stock on the date of grant as determined by an independent valuation firm.

The number of shares and warrants underlying each award to a named executive officer is as follows: Thomas B. Pickens III: 500 shares, 1,000 warrants; John Porter: 400 shares, 800 warrants. In the three months ended March 31, 2012 and 2011, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for restricted stock and warrants outstanding.

Assuming a business event occurred which resulted in the vesting of all restricted stock and stock purchase warrants, then Thomas B. Pickens III would hold 16.3%, John Porter would hold 13.1% and the Company would hold 65.4% of the outstanding shares of Astrogenetix.

The restricted stock issuances resulted in noncontrolling interest, as described in Note 3.

Stock Options

In the three months ended September 30, 2011, 779,000 stock options were granted to employees, directors and consultants. At March 31, 2012 and 2011, there were $0.3 million and $0.1 million, respectively, of total unrecognized compensation costs related to non-vested stock options, which is expected to be recognized over a weighted average period of 7.9 years.

In the three months ended March 31, 2012 and 2011, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for stock options outstanding.

The Company’s stock options activity for the three months ended March 31, 2012 was as follows:

	Shares	Weighted Average
	(in thousands)	Exercise Price
Outstanding at December 31, 2011	1,148	$0.79

Granted	—	—
Exercised	—	—
Cancelled or expired	—	—

Outstanding at March 31, 2012	1,148	$0.79

In the nine months ended March 31, 2012, we recognized compensation expense of $0.1 million for stock options outstanding. In the nine months ended March 31, 2011, no compensation expense was recognized for stock options outstanding.

The Company’s stock options activity for the nine months ended March 31, 2012 was as follows:

	Shares	Weighted Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2011	377	$1.28

Granted	779	0.79
Exercised	—	—
Cancelled or expired	(8)	22.64

Outstanding at March 31, 2012	1,148	$0.79

Restricted Stock

At March 31, 2012 and 2011, there were $0.3 million and $1.1 million respectively, of unrecognized compensation costs related to restricted stock, which is expected to be recognized over a weighted average period of 0.5 years.

In the three months ended March 31, 2012 and 2011, we recognized compensation expense of $0.2 million and $0.2 million, respectively, for restricted stock outstanding.

The Company’s restricted stock activity for the three months ended March 31, 2012 was as follows:

		Weighted
		Average
		Grant- Date
	Shares (in thousands)	Fair Value
Non-vested at December 31, 2011	706	$1.10
Granted	—	—
Vested	(25)	0.58
Cancelled or expired	(1)	1.22

Non-vested at March 31, 2012	680	$1.12

In the nine months ended March 31, 2012 and 2011, we recognized compensation expense of $0.6 million and $0.6 million, respectively, for restricted stock outstanding.

The Company’s restricted stock activity for the nine months ended March 31, 2012 was as follows:

		Weighted
		Average
		Grant- Date
	Shares (in thousands)	Fair Value
Non-vested at June 30, 2011	1,365	$1.14

Granted	25	0.75
Vested	(700)	1.15
Cancelled or expired	(10)	1.22

Non-vested at March 31, 2012	680	$1.12

Stock Options and Warrants for 1st Detect

At March 31, 2012 there was $0.1 million of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 9.5 years. At March 31, 2012 the warrants were fully vested and there is no additional compensation expense to be recognized related to warrants. At March 31, 2011 there was $0.1 million of unrecognized compensation costs related to stock options and warrants.

In the three months ended March 31, 2012 and 2011, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for stock options and warrants outstanding.

1st Detect stock options and warrants activity for the three months ended March 31, 2012 was as follows:

		Weighted
		Average
		Grant- Date
	Shares	Fair Value
Outstanding at December 31, 2011	2,740	$212.00

Granted	—	—
Exercised	—	—
Cancelled or expired	—	—

Outstanding at March 31, 2012	2,740	$212.00

In the nine months ended March 31, 2012 and 2011, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for stock options and warrants outstanding.

1st Detect stock options and warrants activity for the nine months ended March 31, 2012 was as follows:

		Weighted
		Average
		Grant- Date
	Shares	Fair Value
Outstanding at June 30, 2011	1,820	$212.00

Granted	965	212.00
Exercised	—	—
Cancelled or expired	(45)	212.00

Outstanding at March 31, 2012	2,740	$212.00

Restricted Stock for 1st Detect

At March 31, 2012 the awards were fully vested and there is no additional compensation expense to be recognized related to restricted stock. At March 31, 2011 there were $0.1 million of unrecognized compensation costs related to restricted stock.

In the three months ended March 31, 2012 and 2011, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for restricted stock outstanding.

1st Detect restricted stock activity for the three months ended March 31, 2012 was as follows:

		Weighted
		Average
		Grant- Date
	Shares	Fair Value
Non-vested at December 31, 2011	515	$212.00

Granted	—	—
Vested	(515)	212.00
Cancelled or expired	—	—

Non-vested at March 31, 2012	—	$—

In the nine months ended March 31, 2012 and 2011, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for restricted stock outstanding.

1st Detect restricted stock activity for the nine months ended March 31, 2012 was as follows:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested at June 30, 2011	590	$212.00

Granted	—	—
Vested	(515)	212.00
Cancelled or expired	(75)	212.00

Non-vested at March 31, 2012	—	$—

Warrants for Astrogenetix

At March 31, 2012 the warrants were fully vested and there is no additional compensation expense to be recognized related to warrants. At March 31, 2011 there was $0.1 million of unrecognized compensation costs related to warrants.

In the three months ended March 31, 2012 and 2011, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for warrants outstanding.

Astrogenetix warrant activity for the three months ended March 31, 2012 was as follows:

	Shares	Weighted Average Grant- Date Fair Value
Outstanding at December 31, 2011	2,000	$167.00

Granted	—	—
Exercised	—	—
Cancelled or expired	—	—

Outstanding at March 31, 2012	2,000	$167.00

In the nine months ended March 31, 2012 and 2011, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for warrants outstanding.

Astrogenetix warrant activity for the nine months ended March 31, 2012 was as follows:

	Shares	Weighted Average Grant- Date Fair Value
Outstanding at June 30, 2011	2,050	$167.00

Granted	—	—
Exercised	—	—
Cancelled or expired	(50)	167.00

Outstanding at March 31, 2012	2,000	$167.00

Restricted Stock for Astrogenetix

At March 31, 2012 the awards were fully vested and there is no additional compensation expense to be recognized related to restricted stock. At March 31, 2011 there were $0.1 million respectively, of unrecognized compensation costs related to restricted stock.

In the three months ended March 31, 2012 and 2011, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for restricted stock outstanding.

Astrogenetix restricted stock activity for the three months ended March 31, 2012 was as follows:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested at December 31, 2011	550	$167.00

Granted	—	—
Vested	(550)	167.00
Cancelled or expired	—	—

Non-vested at March 31, 2012	—	$—

In the nine months ended March 31, 2012 and 2011, we recognized compensation expense of $0.1 million and $0.1 million, respectively, for restricted stock outstanding.

Astrogenetix restricted stock activity for the nine months ended March 31, 2012 was as follows:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested at June 30, 2011	625	$167.00

Granted	—	—
Vested	(550)	167.00
Cancelled or expired	(75)	167.00

Non-vested at March 31, 2012	—	$—

(13) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of March 31, 2012, the Company has established a full valuation allowance against all of its net deferred tax assets.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. As of March 31, 2012, the Company has a liability of $60,000 ($39,000 net of federal benefit) for unrecognized tax benefits.

For the three and nine months ended March 31, 2012 and 2011, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

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

(14) Early Termination of Cost Plus Award Fee Contract

The Company and ARES have resolved certain issues relative to the early termination of the subcontract in May 2008, including, but not limited to, a receivable from ARES under this agreement totaling $1.4 million. The Company wrote off $0.1 million of unbilled receivables in connection with this agreement in the period ended June 30, 2010. In July 2010, the Company received $1.2 million from ARES. In February 2012, the Company received $0.1 million from ARES. The remaining $0.1 million balance is expected to be paid upon completion of the 2007 through 2008 governmental audits by the DCAA.

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

As of March 31, 2012, we had repurchased 311,660 shares of common stock at a cost of $0.2 million, which represents an average cost of $0.76 per share. Additionally, during fiscal year 2009 the Company repurchased $1.1 million of Senior Convertible Notes payable. As a result, the Company is authorized to repurchase an additional $5.7 million of Astrotech securities.

(16) NASDAQ Listing Qualifications

In February 2012, the Company received a second compliance notice from The NASDAQ Stock Market (“NASDAQ”) regarding the Company’s failure to maintain the minimum bid price for continued listing. However, the NASDAQ staff has determined that the Company is eligible for an additional 180 day grace period, or until August 27, 2012, to regain compliance. NASDAQ’s determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the NASDAQ Capital Market, with the exception of the bid price requirement, and the Company’s written notice to NASDAQ of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

The Company previously received a written notification from NASDAQ on August 30, 2011, indicating that the minimum bid price of the Company’s common stock had fallen below $1.00 for 30 consecutive trading days and that it was therefore not in compliance with NASDAQ Listing Rule 5550(a)(2).

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

Overview

Astrotech Corporation was formed in 1984 to leverage the environment of space for commercial purposes. For nearly 30 years, the Company and its subsidiaries has remained a crucial player in space commerce activities. We have supported the launch of 23 shuttle missions and more than 297 spacecraft, building space hardware and processing facilities, and preparing and processing scientific research for microgravity.

We offer products and services in the following areas:

•	Facilities and support services necessary for the preparation of satellites and payloads for launch.

•	Design and fabrication of equipment and hardware for space launch activities.

•	Propellant services support for spacecraft.

•	Commercialization of space-based technologies into real-world applications.

Our Business Units

Astrotech Space Operations (ASO)

ASO provides support for its government and commercial customers to successfully process complex communication, earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our ASO facilities can accommodate five meter class satellites encompassing the majority of U.S. based satellite preparation services. ASO’s service capabilities also include designing, building spacecraft processing equipment and facilities. Additionally, ASO provides propellant services including designing, building and testing propellant service equipment for servicing spacecraft. ASO accounted for 99% of our consolidated revenues for the nine months ended March 31, 2012. Revenue for our ASO business unit is generated primarily from various fixed-priced contracts with launch service providers in both the commercial and government markets and from design and fabrication of space launch equipment. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing a spacecraft for launch. The revenue and cash flows generated from our ASO operations are related to the number of spacecraft launches and the costs incurred to build space launch hardware. Other factors that have impacted, and are expected to continue to impact earnings and cash flows for this business include:

•	Our ability to control our capital expenditures, which primarily are limited to modifications to accommodate payload processing for new launch vehicles and upgrading building infrastructure.

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

Spacetech

Our other business unit is an incubator intended to commercialize space-industry technologies into commercial applications to be sold to consumers and industry. The 1st Detect Miniature Chemical Detector and the Astrogenetix microgravity processing platform are initiatives developed under our Spacetech business unit. 1st Detect recently announced the launch of the MMS-1000TM, a low power, chemical detection device designed primarily for the laboratory testing market. 1st Detect has been awarded a Developmental Testing and Evaluation designation from the U.S. Department of Homeland Security as a “promising anti-terrorism technology”, and is the recipient of a Phase I and Phase II award from the U.S. Army’s Chemical and Biological Defense (“CBD”) Small Business Innovation Research (“SBIR”) Program. Following the successful execution of the Phase I SBIR, 1st Detect was awarded a $0.8 million Phase II SBIR contract from the Joint Science and Technology Office for Chemical and Biological Defense. Additionally, 1st Detect received a $1.8 million award from the Texas Emerging Technology Fund in March 2010. Astrogenetix is a biotechnology company formed to commercialize products processed in the unique environment of microgravity. Astrogenetix has pursued an aggressive space access strategy to take advantage of the Space Shuttle program prior to its retirement, which occurred in 2011. This strategy gave Astrogenetix unprecedented access to research in microgravity, as the company flew twelve experiments over a three year period. Astrogenetix is currently researching a Salmonella vaccine as part of the ongoing commercialization strategy. Concurrently, Astrogenetix is working on the continued development of a vaccine target for methicilin-resistant Staphylococcus aureus (“MRSA”) based on discoveries made in microgravity.

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

Management believes there have been no significant changes during the nine months ended March 31, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 10-K.

Results of Operation

Three months ended March 31, 2012 compared to three months ended March 31, 2011:

Selected consolidated financial data for the three months ended March 31, 2012 and 2011 is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2012	2011
Revenue	$10,013	$5,720
Cost of revenue	6,770	3,142

Gross profit	3,243	2,578
Gross margin	32%	45%

Selling, general and administrative	1,814	1,941
Research and development	475	1,256

Operating expenses	2,289	3,197

Interest and other expense, net	(69)	(70)
Income tax expense	(5)	(5)

Consolidated net income (loss)	880	(694)
Less: Net loss attributable to noncontrolling interest	(134)	(248)

Net income (loss) attributable to Astrotech Corporation	$1,014	$(446)

Revenue. Total revenue increased to $10.0 million for the three months ended March 31, 2012 from $5.7 million for the three months ended March 31, 2011. This increase is primarily attributable to revenue earned on the fabrication of the Ground Support Equipment (“GSE”) for the U.S. Government.

Gross Profit. Gross profit increased to $3.2 million for the three months ended March 31, 2012 from $2.6 million for the three months ended March 31, 2011. The increase in both revenue and cost of revenue for the three months ended March 31, 2012 is primarily attributable to the fabrication of GSE for the U.S. Government.

Selling, General and Administrative Expense. Selling, general and administrative expense decreased to $1.8 million for the three months ended March 31, 2012 from $1.9 million for the three months ended March 31, 2011. The decrease was primarily attributable to a reduction in variable legal and consulting fees.

Research and Development Expense. Research and development expense decreased to $0.5 million for the three months ended March 31, 2012 from $1.3 million for the three months ended March 31, 2011. This decrease is primarily due to a shift in investment from Astrogenetix to 1st Detect due to the retirement of the space shuttle program in the United States, and due to the need of capital to fund research and development in the 1st Detect Miniature Chemical Detector. The decrease is also a result of the lease of two 1st Detect evaluation units to potential customers, which was recorded as an offset to research and development expense.

Nine months ended March 31, 2012 compared to nine months ended March 31, 2011:

Selected consolidated financial data for the nine months ended March 31, 2012 and 2011 is as follows (dollars in thousands):

	Nine Months Ended
	March 31,
	2012	2011
Revenue	$18,529	$15,667
Cost of revenue	12,804	10,066

Gross profit	5,725	5,601

Gross margin	31%	36%

Selling, general and administrative	5,451	6,367
Research and development	1,979	2,962

Operating expenses	7,430	9,329

Interest and other expense, net	(202)	(208)
Income tax expense	(17)	(16)

Consolidated net loss	(1,924)	(3,952)
Less: Net loss attributable to noncontrolling interest	(486)	(781)

Net loss attributable to Astrotech Corporation	$(1,438)	$(3,171)

Revenue. Total revenue increased to $18.5 million for the nine months ended March 31, 2012 from $15.7 million for the nine months ended March 31, 2011. This increase is primarily attributable to revenue earned on the fabrication of the GSE for the U.S. Government.

Gross Profit. Gross profit increased to $5.7 million for the nine months ended March 31, 2012 from $5.6 million for the nine months ended March 31, 2011. The increase in both revenue and cost of revenue for the three months ended March 31, 2012 is primarily attributable to the fabrication of the GSE for the U.S. Government.

Selling, General and Administrative Expense. Selling, general and administrative expense decreased to $5.5 million for the nine months ended March 31, 2012 from $6.4 million for the nine months ended March 31, 2011. The decrease was primarily attributable to a reduction in variable outside legal and consulting fees, severance and employee incentive compensation.

Research and Development Expense. Research and development expense decreased to $2.0 million for the nine months ended March 31, 2012 from $3.0 million for the nine months ended March 31, 2011. This decrease is primarily due to a shift in investment from Astrogenetix to 1st Detect due to the retirement of the space shuttle program in the United States, and due to the need of capital to fund research and development in the 1st Detect Miniature Chemical Detector. The decrease is also a result of the lease of two 1st Detect evaluation units to potential customers, which was recorded as an offset to research and development expense.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents (in thousands):

	Nine Months Ended
	March 31,
	2012	2011
Net cash provided by operating activities	$598	$1,488
Net cash used in investing activities	(385)	(621)
Net cash provided by (used in) financing activities	633	(1,463)

Net change in cash and cash equivalents	$846	$(596)

Cash and Cash Equivalents

At March 31, 2012, we had cash and cash equivalents of $15.8 million and our working capital was approximately $7.4 million. Cash and cash equivalents increased approximately $0.8 million during the nine months ended March 31, 2012. At March 31, 2011, we had cash and cash equivalents of $7.5 million and our working capital was approximately $6.6 million.

Operating Activities

Net cash provided by operations was $0.6 million for the nine months ended March 31, 2012 compared to cash provided by operations of $1.5 million for the nine months ended March 31, 2011. The decrease in cash flow provided by operations between the periods was primarily due to the timing of payments of accounts payable and a reduction in deferred revenue cash collections on customer contracts, which were partially offset by the timing of payments collected in accounts receivable.

During the nine months ended March 31, 2012, the decrease in deferred revenue and the increase in accounts payable and accrued liabilities were primarily attributable to the GSE project. During the nine months ended March 31, 2011, the decrease in accounts receivable was primarily driven by the receipt of $1.2 million relating to the ARES contract.

Investing Activities

Net cash used in investing activities was $0.4 million for the nine months ended March 31, 2012 compared to $0.6 million for the nine months ended March 31, 2011. Our investing activities are driven primarily by the timing of capital expenditures for our payload processing facilities.

Financing Activities

Cash provided by financing activities was $0.6 million for the nine months ended March 31, 2012 compared to cash used in financing activities of $1.5 million for the nine months ended March 31, 2011. In the nine months ended March 31, 2012, 1st Detect received the second installment of $0.9 million from the Texas Emerging Technology Fund, which was used to fund the continued development of the 1st Detect Miniature Chemical Detector. In the nine months ended March 31, 2011 the Company repaid the Senior Convertible Notes of $5.1 million, retired the legacy term loan of $3.4 million and entered into the current term loan of $7.0 million.

Debt

In October 2010, we entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan terminates in October 2015, and the $3.0 million revolving credit facility expires October 2012. The term loan requires monthly payments of principal plus interest at the rate of prime plus 0.25%, but not less than 4.0%. The revolving credit facility allows multiple advances not to exceed $3.0 million, based on eligible accounts receivable, and incurs interest at the rate of prime plus 0.25%, but not less than 4.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. At March 31, 2012 the balance of the term loan was $6.5 million and there was no outstanding balance on the revolving credit facility.

The Company was in compliance with all covenants as of March 31, 2012.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of March 31, 2012, the Company has established a full valuation allowance against all of its net deferred tax assets.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. As of March 31, 2012, the Company has a liability of $60,000 ($39,000 net of federal benefit) for unrecognized tax benefits.

For the three and nine months ended March 31, 2012 and 2011, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Currently, the Company is not a party to any material pending legal proceedings, which in management’s opinion, would have a material adverse effect on our business, financial condition, or results of operation.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors described in our 2011 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2012, we did not issue any unregistered securities or repurchase any of our securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2012, formatted in eXtensible Business Reporting Language: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Notes to Unaudited Condensed Consolidated Financial Statements. (1)

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: May 7, 2012	/s/ Thomas B. Pickens III
Thomas B. Pickens III
Chief Executive Officer

/s/ John M. Porter
John M. Porter
Senior Vice President and Chief Financial Officer