Form 10-K
period 2012-06-30
ASTROTECH Corp \WA\
filed 2012-09-28
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of such stock on the NASDAQ Capital Market on such date of $0.56 was approximately $10,473,393 as of December 31, 2011.

As of September 21, 2012, 19,467,977 shares of the registrant’s Common Stock, no par value, were outstanding, including 330,148 shares of restricted stock with voting rights.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:

•	The effect of economic conditions in the United States or other space faring nations that could impact our ability to access space and support or gain customers;

•	Our ability to raise sufficient capital to meet our long and short-term liquidity requirements;

•	Our ability to successfully pursue our business plan and execute our strategy;

•	Whether we will fully realize the economic benefits under our customer contracts;

•	Technological difficulties and potential legal claims arising from any technological difficulties;

•	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by governmental or commercial customers;

•	Uncertainty in government funding and support for key space programs;

•	The impact of competition on our ability to win new contracts;

•	Uncertainty in securing reliable and consistent access to space, including the International Space Station;

•	Delays in the timing of performance under our contracts;

•	Our ability to meet technological development milestones and overcome development challenges; and

•	Risks described in the “Risk Factors” section of this Form 10-K.

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

PART I

Item 1.

Business.

Our Company

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us” or “our”), a Washington corporation, is a commercial aerospace company that was formed in 1984 to leverage the environment of space for commercial purposes. For nearly 30 years, the Company has remained a crucial player in space commerce activities. We have supported the launch of 23 shuttle missions and more than 299 spacecraft; built space hardware and processing facilities; constructed and operated world-class processing facilities; and prepared and processed scientific research for microgravity.

Our efforts are focused on:

•	Providing world-class facilities and related support services necessary for the preparation of satellites and payloads.

•	Providing satellite and payload processing and integration service and support.

•	Designing and fabricating equipment and hardware for launch activities.

•	Supplying propellant and associated services for spacecraft.

•	Managing launch logistics and support.

•	Commercializing unique space-based technologies.

Our Business Units

Astrotech Space Operations (ASO)

ASO provides spacecraft support services for its government and commercial customers to successfully process complex communication, earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling and launch pad delivery; and communication linked launch control. Our ASO facilities can process five meter class satellites accommodating the majority of U.S. based satellite preparation programs. ASO’s service capabilities include designing and building spacecraft processing equipment and facilities. In addition, ASO provides propellant services including designing, building and testing propellant service equipment for fueling spacecraft. ASO accounted for 99% of our consolidated revenues for the year ended June 30, 2012. Revenue for our ASO business unit is generated primarily from various fixed-priced contracts with launch service providers in both the government and commercial markets and the design, fabrication and use of critical space launch equipment. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions required to launch a spacecraft. The revenue and cash flows generated from our ASO operations are primarily related to the number of spacecraft launches and  the fabrication of the Ground Support Equipment (“GSE”) for the U.S. Government. Other factors that have impacted, and are expected to continue to impact earnings and cash flows for this business include:

•

The continuing limited availability of competing facilities at the major domestic launch sites that can offer comparable services, leading to an increase in government and commercial use of our services.

•	Our ability to design and fabricate spacecraft preparation and processing equipment.

•	Our ability to control our capital expenditures, which are primarily limited to modifications required to accommodate payload processing for new launch vehicles and upgrading building infrastructure.

•	Our ability to complete customer specified facility modifications within budgeted costs and time commitments.

•	Our ability to control and reduce costs in order to maximize profitability on our fixed-priced contracts.

Spacetech

Our other business unit is a technology incubator designed to commercialize space-industry technologies. This business unit it currently pursuing two distinct opportunities:

1st Detect

1st Detect designs, manufactures and sells miniature mass spectrometer equipment. 1st Detect launched the MMS-1000TM  during March 2012. The MMS-1000TM is a low power, miniature mass spectrometer device designed initially for the laboratory testing market. The unique design of this unit is the result of the Company’s work with National Aeronautics and Space Administration (“NASA”) on the International Space Station. 1st Detect has been awarded a Developmental Testing and Evaluation designation from the U.S. Department of Homeland Security as a “promising anti-terrorism technology”, and is the recipient of a Phase I and Phase II award from the U.S. Army’s Chemical and Biological Defense (“CBD”) Small Business Innovation Research (“SBIR”) Program. Following the successful execution of the Phase I SBIR, 1st Detect was awarded a $0.8 million Phase II SBIR contract from the Joint Science and Technology Office for Chemical and Biological Defense. Additionally, 1st Detect received a $1.8 million award from the Texas Emerging Technology Fund in March 2010.

Astrogenetix

Astrogenetix is a biotechnology company formed to commercialize products processed in the unique environment of microgravity. Astrogenetix pursued an aggressive space access strategy to take advantage of the Space Shuttle program prior to its retirement in 2011. This strategy gave Astrogenetix unprecedented access to research in microgravity, as the Company flew experiments twelve times over a three year period. Astrogenetix is currently researching a Salmonella vaccine as part of its ongoing commercialization strategy. Concurrently, Astrogenetix is evaluating a vaccine target for Methicilin-Resistant Staphylococcus Aureus (“MRSA”) based on discoveries made in microgravity. In December 2011, the Company negotiated a Space Act Agreement with NASA for a minimum of twenty eight additional space flights.

Business Strategy

Astrotech Space Operations (ASO)

As a leading commercial supplier of satellite processing and launch services in the United States, ASO strives to provide our government and commercial customers with the most advanced facilities and customer support. ASO’s spacecraft processing capabilities are among the finest in the industry, with ideally located facilities that can support the largest five-meter class satellites accommodating the needs of the majority of U.S. based satellites. With that mission in mind, ASO is continuously working to secure additional government and commercial customers that require our unique capabilities. In addition, ASO works to further grow the business by designing, building, and operating spacecraft processing equipment and facilities that are unique in our industry.

Spacetech

1st Detect

1st Detect is developing a novel miniature mass spectrometer based on ion trap mass spectrometry that is capable of detecting a wide range of chemicals quickly and with very high sensitivity and reliability. The instrument provides near laboratory quality performance in a small footprint at a cost well below traditional mass spectrometers. Potential markets that 1st Detect may serve include Security and Defense, Industrial Processing, Healthcare and Diagnostics, Environment Testing and Research.

Astrogenetix

From 2008 to 2011, Astrogenetix pursued an aggressive space access strategy to take advantage of the Space Shuttle program prior to its retirement. This strategy gave Astrogenetix unprecedented access to research in microgravity, as the Company flew twelve times with experiments in this three year period. Astrogenetix is currently focused on developing a Salmonella vaccine as part of the ongoing commercialization strategy. Concurrently, Astrogenetix is working on the continued development of a vaccine target for MRSA based on discoveries made in microgravity. In December 2011, the Company negotiated a Space Act Agreement with NASA for a minimum of twenty eight additional space flights.

Products and Services

Astrotech Space Operations

From our state of the art facilities in Titusville, Florida and Vandenberg Air Force Base (“VAFB”) in California, ASO has provided support for spacecraft pre-launch ground based operations for nearly 30 years for both government and commercial satellites, and we are the leader in this sector. Our service offering includes logistic planning and support; use of our unique facilities; and spacecraft checkout, encapsulation, fueling, and transport. In addition, ASO has extensive experience in designing, building, and operating spacecraft processing equipment and facilities. ASO also provides propellant services including designing, building and testing propellant service equipment for servicing spacecraft.

Spacetech

1st Detect

1st Detect’s miniature mass spectrometer is a universal, rapid response chemical analyzer that provides rapid analysis of residues and vapors from a wide range of chemicals including explosives, chemical warfare agents, toxic chemicals, and volatile organic compounds. 1st Detect’s proprietary technology leverages advances in low power electronics and miniaturization technologies developed for the space program and is capable of detecting a wide range of chemicals quickly with very high sensitivity and reliability. The instrument provides near laboratory quality performance in a small footprint at a cost well below traditional mass spectrometers. The Company currently has one approved patent and additional patent applications have been filed.

Astrogenetix

Astrogenetix has used the unique environment of microgravity to discover a potential vaccine candidate for Salmonella, which validates the use of microgravity in identifying commercially viable biomarkers. Astrogenetix believes this unique discovery process provides significant advantages over traditional earthbound drug discovery processes, thus reducing the development time and cost significantly for researchers. Follow on work with MRSA has resulted in the identification of a potential vaccine target for MRSA as well. In addition to Astrogenetix’s proprietary research, the Company has the capability to provide researchers with the tools and knowledge needed to manage a microgravity research platform. The Company can also provide access to microgravity environments through its Space Act Agreement with NASA.

Customers, Sales and Marketing

Astrotech Space Operations

ASO services a variety of domestic and international government and commercial customers sending satellites and spacecraft to low-earth-orbit, geosynchronous orbit, or on planetary missions. ASO has long-term contracts in place with NASA and other U.S. Governmental agencies. ASO continues to look for opportunities to support spacecraft processing for government and commercial customers. During fiscal year 2012, ASO accounted for 99% of our consolidated revenues.

Spacetech

1st Detect

The broadband nature of the 1st Detect technology, as well as the high performance provided by our unique ion trap architecture makes the 1st Detect technology applicable to a variety of applications. Potential markets that 1st Detect may serve include Security and Defense, Industrial Processing, Healthcare and Diagnostics, Environment Testing and Research.

Astrogenetix

Astrogenetix is currently focused on the FDA process for a potential Salmonella vaccine candidate and is continuing drug development work for MRSA.

Competition

Astrotech Space Operations

The majority of the Company’s revenue is derived from ASO, which processes satellites for U.S. launch locations. The only significant competition to ASO’s facilities is from commercial competitor Spaceport Systems International (“SSI”) and certain U.S. Government facilities. However, we believe that the majority of domestic satellites, including many government satellites, are processed at ASO due to the state-of-the-art, professionally managed, full-service facilities we operate.

Commercial

SSI operates and manages a commercial spaceport at VAFB and is a provider of payload processing and launch services for both government and commercial users. The SSI facility throughput capability is significantly less than that of ASO at VAFB. ASO’s most recently constructed building at VAFB, the five-meter high bay, significantly improves ASO’s competitive advantage. SSI does not provide payload processing services in support of the Cape Canaveral Air Force Station (“CCAFS”) / Kennedy Space Center (“KSC”) launch site, and therefore, does not compete with ASO in Florida.

Governmental

NASA and the United States Air Force own and operate payload processing facilities at both the CCAFS/KSC and VAFB launch sites. These facilities, however, are used to process select government spacecraft only. They are not used to process commercial spacecraft. Therefore, ASO’s competition from the U.S. Government is limited in scope.

Spacetech

1st Detect

There are many incumbent vendors that compete with 1st Detect’s  miniature mass spectrometer. However, we believe 1st Detect products offer a combination of attributes currently unavailable in the marketplace in a single product.

Astrogenetix

There are many earthbound developers of vaccines, including most large pharmaceutical companies and many smaller biotechnology firms. However, there are no known competitors to Astrogenetix’s microgravity vaccine development platform. With final construction complete on the International Space Station, and focus shifting to operation of the national laboratory through year 2020, competition from foreign governments, academia and commercial companies is anticipated.

Research and Development

We incurred $2.6 million and $3.8 million in research and development expense during fiscal years 2012 and 2011, respectively. Research and development in fiscal year 2012 has been primarily directed towards development of 1st Detect’s miniature mass spectrometer.

Backlog

The Company’s 18-month rolling backlog at June 30, 2012, which includes contractual backlog, scheduled but uncommitted missions and grants is $32.3 million.

(In thousands)
Contract Backlog	18-Month Rolling
ASO Missions	$23,066
ASO Facility Programs	9,075
Spacetech Grants	133
Total Backlog	$32,274

The 18-month rolling backlog for ASO consists of pre-launch satellite processing services, which include hardware launch preparation, advance planning, use of unique satellite preparation facilities and spacecraft checkout, encapsulation, fueling and transport, and design and fabrication of equipment and hardware for space launch activities at our Titusville, Florida and VAFB locations. The 18-month rolling backlog for Spacetech consists of grant revenue from the SBIR program.

Certain Regulatory Matters

We are subject to United States federal, state, and local laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment. We are also beholden to certain regulations designed to protect our domestic technology from unintended foreign exploitation and regulate certain business practices. We believe that our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and consequential financial liability. Our operations are also subject to various regulations under federal laws relative to the international transfer of technology, as well as to various federal and state laws relative to business operations. In addition, we are subject to federal contracting procedures, audit, and oversight. Compliance with environmental laws and regulations and technology export requirements has not had in the past, and, we believe, will not have in the future, material effects on our capital expenditures, earnings, or competitive position.

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

Employees Update

As of June 30, 2012, we employed 60 regular full-time employees, none of which were covered by any collective bargaining agreements.

On August 3, 2012, John Porter was terminated as Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company and from all positions at subsidiaries of the Company.

On August 9, 2012, the Company announced the appointment of Carlisle Kirkpatrick, 45, as Chief Financial Officer of the Company, effective as of August 9, 2012.

Item 1A.

Risk Factors.

Given the inherent uncertainty and complexity of the businesses that we engage in, our results from operations and financial condition could be materially adversely impacted as set forth below.

Our success depends significantly on the establishment and maintenance of successful relationships with our customers.

We have relied on governmental customers for a substantial portion of our revenue. Approximately 68% of our revenue in fiscal year 2012 was generated by various NASA and U.S. Government contracts or subcontracts. The loss of these customers could have a material adverse effect on our business, financial condition and results of operations. We cannot make any assurances that any customer will require our services in the future. Therefore, we continue to work on diversifying our customer base to include other government agencies and commercial industries, while going to great lengths to satisfy the needs of our current customer base.

Termination of our future orders could negatively impact our revenues.

The Company’s rolling backlog at June 30, 2012, which includes contractual backlog and scheduled but uncommitted missions, is $32.3 million. The majority is for ASO pre-launch satellite processing services, which include hardware launch preparation; advance planning; use of unique satellite preparation facilities; and spacecraft checkout, encapsulation, fueling and transport. Since our backlog is not yet earned and can be terminated by our customers, we cannot assure that our backlog will ultimately result in revenues.

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

Our business, particularly our ASO business unit, is subject to numerous laws and regulations governing the operation and maintenance of our facilities and the release or discharge of hazardous or toxic substances, including spacecraft fuels and oxidizers, into the environment. Under these laws and regulations, we could be liable for personal injury and cleaning costs and other environmental and property damages, as well as administrative, civil, and criminal penalties. In the event of a violation of these laws, or a release of hazardous substances at or from our facilities, our business, financial condition, and results of operations could be materially and adversely affected.

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

A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of our contracts, or being prohibited from bidding on U.S. Government contracts. Additionally, U.S. Government contracts generally contain provisions that allow the U.S. Government to unilaterally suspend us from receiving new contracts pending resolution of alleged violations of certain federal laws or regulations, reduce the value of existing contracts, issue modifications to a contract, and control and potentially prohibit the export of our services and associated materials. Prohibition against bidding on future U.S. Government contracts would have a material adverse effect on our financial condition and results of operations.

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

Our Spacetech business unit is in an early stage with limited commercial sales and a limited operating history. Its future operations are subject to all of the risks inherent in the establishment of a new business including, but not limited to, risks related to capital requirements, failure to establish business relationships and competitive disadvantages against larger and more established companies. The Spacetech business unit will require substantial amounts of funding to continue to commercialize its products. If such funding comes in the form of equity financing, such equity financing may involve substantial dilution to existing shareholders. Even with funding, our products may fail to be effective or attractive to the market or lack the necessary financial or other resources or relationships to be successful.

The Spacetech business unit can be expected to experience continued operating losses until it can generate sufficient revenues to cover its operating costs. Furthermore, there can be no assurance that the business will be able to develop, manufacture or market additional products in the future, that future revenues will be significant, that any sales will be profitable or that the business will have sufficient funds available to complete its commercialization efforts.

Any products and technologies developed and manufactured by our Spacetech business unit may require regulatory approval prior to being made, marketed, sold, and used. There can be no assurance that regulatory approval of any products will be obtained.

The commercial success of the Spacetech business unit is expected to depend, in part, on obtaining patent and other intellectual property protection for the technologies contained in any products it develops. In addition, the Spacetech business unit may need to license intellectual property to commercialize future products or avoid infringement of the intellectual property rights of others. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all. The Spacetech business unit may suffer if any licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid, or if the Spacetech business unit is unable to enter into necessary licenses on acceptable terms. If the Spacetech business unit, or any third party, from whom it licenses intellectual property, fails to obtain adequate patent or other intellectual property protection for intellectual property covering its products, or if any protection is reduced or eliminated, others could use the intellectual property covering the products, resulting in harm to the competitive business position of the Spacetech business unit. In addition, patent and other intellectual property protection may not provide the Spacetech business unit with a competitive advantage against competitors that devise ways of making competitive products without infringing any patents that the Spacetech business unit owns or has rights to. Such competition could adversely affect the prices for any products or the market share of the Spacetech business unit and could have a material adverse effect on its results of operations and financial condition.

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

Our business strategy outlines the use of decades of experience to expand the services and products we offer to both U.S. Government agencies and commercial industries. We believe that our growth and future financial performance depend upon our ability to anticipate technological advances and customer requirements. There can be no assurance that we will be able to achieve the necessary technological advances for us to remain competitive. In fiscal year 2012, we continued new business initiatives for advancing commerce in space. These new business initiatives will require substantial investments of capital and technical expertise. Our failure to anticipate or respond adequately to changes in technological and market requirements, or delays in additional product development or introduction, could have a material adverse effect on our business and financial performance. Additionally, the cost of capital to fund these businesses will likely require dilution of shareholders.

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

Our business strategy outlines the use of the decades of experience we have accumulated to expand the services and products we offer to both U.S. Government agencies and commercial industries. These services and products generally involve the commercial exploitation of space, and involve new and untested technologies and business models. These technologies and business models may not be successful, which could result in the loss of any investment we make in developing them.

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

If our common stock ceases to be listed for trading on the NASDAQ Capital Market it may harm our stock price and our common stock may become illiquid.

On August 30, 2011, we received written notification from The NASDAQ Stock Market (“NASDAQ”) indicating that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive trading days and that we were therefore not in compliance with NASDAQ Listing Rule 5550(a)(2). On May 21, 2012, we received notice from NASDAQ that we had regained compliance with the minimum bid price as defined in Listing Rule 5550(a)(2) as of May 18, 2012. However, we cannot provide any assurance that we will continue to be in compliance in the future. Any delisting of our common stock from the NASDAQ Capital Market could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades and increase the transaction costs inherent in trading such shares with overall negative effects for our shareholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect our business, financial condition and results of operations.

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

We maintain a separate 58,000 square foot payload processing facility located in Cape Canaveral, Florida. We negotiated an agreement with the Canaveral Port Authority for the lease of the land for a forty-three year period, expiring 2040. Upon expiration of the land lease, all improvements on the property revert at no cost to the lessor. In May 2005, we sold the facility in Cape Canaveral, Florida for $4.8 million. We now lease back 100% of the facility through December 31, 2012, with an option for an additional year. We have elected not to renew our lease on this facility. The facility, although valuable under specific circumstance, is of little value to ASO’s current operations. We do not believe our operations will be significantly disrupted as a result of our decision not to renew this lease.

We believe that our current facilities and equipment are well maintained and in good condition, and are adequate for our present and foreseeable needs.

Item 3.

Legal Proceedings.

The Company is not a party to any significant pending or threatened proceedings, which in management’s opinion, would have a material adverse effect on our business, financial condition, or results of operation.

Item 4.

Mine Safety Disclosures

None.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is principally traded on the NASDAQ Global Market. The following table sets forth the quarterly high and low intra-day bid prices for the periods indicated:

Fiscal 2012	High	Low

First Quarter	$1.07	$0.51
Second Quarter	$0.87	$0.50
Third Quarter	$0.88	$0.55
Fourth Quarter	$1.34	$0.79

Fiscal 2011	High	Low

First Quarter	$1.93	$1.15
Second Quarter	$1.78	$1.00
Third Quarter	$1.56	$1.05
Fourth Quarter	$1.23	$0.74

We have never paid cash dividends. It is our present policy to retain earnings to finance the growth and development of our business; therefore, we do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

We have 75,000,000 shares of Common Stock authorized for issuance. As of September 21, 2012, we had 19,467,977 shares of Common Stock outstanding, including 330,148 shares of restricted stock with voting rights, which were held by approximately 2,700 holders. The last reported sale price of our Common Stock as reported by the NASDAQ Global Market on September 21, 2012 was $1.20 per share.

Securities Available for Issuance

As of June 30, 2012, the following securities are available for issuance:

	Number of securities to	Weighted average exercise
	be issued upon exercise	price of outstanding	Number of securities
	of outstanding options,	options, warrants, and	remaining available
Astrotech Equity Available for Issuance	warrants, and rights	rights	for future issuance
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,140,750	$0.79	1,462,653
Equity compensation plans not approved by security holders	—	—	—
Total	1,140,750	$0.79	1,462,653

	Number of securities to	Weighted average exercise
	be issued upon exercise	price of outstanding	Number of securities
	of outstanding options,	options, warrants, and	remaining available
1st Detect Equity Available for Issuance	warrants, and rights	rights	for future issuance
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	955	$212.00	1,545
Equity compensation plans not approved by security holders	—	—	—
Total	955	$212.00	1,545

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

The performance graph and table below compare the five-year cumulative total return of our common stock with the comparable five-year cumulative total returns of the Standard & Poor’s Aerospace & Defense Stock Index (“S&P Aerospace & Defense”) and the NASDAQ Composite Stock Index (“NASDAQ Composite”). The figures assume an initial investment of $100 at the close of business on June 30, 2007 in Astrotech Corporation, S&P, and NASDAQ, and the reinvestment of all dividends.

	6/07	6/08	6/09	6/10	6/11	6/12

Astrotech Corporation	100.00	8.78	17.69	19.08	15.86	16.62
NASDAQ Composite	100.00	84.54	73.03	82.88	110.33	115.30
S&P Aerospace & Defense	100.00	88.30	67.21	82.73	109.72	107.07

Issuer Purchases of Equity Securities

In March 2003, our Board of Directors authorized us to repurchase up to $1.0 million of our outstanding stock at market prices. Additionally, in September 2008, the Board of Directors authorized the repurchase of the Company’s outstanding Common Stock or Senior Convertible Notes payable, up to a cumulative amount of $6.0 million. To date, a total of 311,660 shares at a cost of $0.2 million have been repurchased by the Company. We did not repurchase any shares during the year ended June 30, 2012.

Item 6.

Selected Financial Data.

The following table sets forth our selected consolidated financial data as of and for the years ended June 30, 2008, 2009, 2010, 2011, and 2012. Such data has been derived from our consolidated financial statements audited by PMB Helin Donovan, LLP for the fiscal years ended June 30, 2008, 2009 and 2010 and by Ernst & Young LLP for the fiscal years ended June 30, 2011 and 2012. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and our Consolidated Financial Statements and Notes included in this annual report.

	Years Ended June 30,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Operating Results:
Revenue	$26,138	$20,149	$27,979	$31,985	$25,544
Costs of revenue	18,790	13,668	12,858	15,723	19,540
Gross profit	7,348	6,481	15,121	16,262	6,004
Selling, general and administrative expenses	7,067	8,402	12,170	9,760	9,361
Research and development expenses	2,571	3,834	2,798	2,330	1,375
Income (loss) from operations	(2,290)	(5,755)	153	4,172	(4,732)
Gain on bond exchange	—	—	—	665	—
Debt conversion expense	—	—	—	—	(30,194)
Interest and other expense, net	(1,026)	(279)	(459)	(622)	(427)
Income tax benefit (expense)	(17)	53	(22)	510	(675)
Net income (loss)	(3,333)	(5,981)	(328)	4,725	(36,028)
Less: net loss attributable to noncontrolling interest	(620)	(998)	(588)	—	—
Net income (loss) attributable to Astrotech Corporation	(2,713)	(4,983)	260	4,725	(36,028)

Net income (loss) per common share — basic	$(0.15)	$(0.28)	$0.02	$0.29	$(4.26)
Shares used in computing net income (loss) per common share — basic	18,544	17,822	16,567	16,365	9,254
Net income (loss) per common share — diluted	$(0.15)	$(0.28)	$0.01	$0.28	$(4.26)
Shares used in computing net income (loss) per common share — diluted	18,544	17,822	18,283	16,904	9,254

Balance Sheet Data (End of Period):
Cash and Cash Equivalents	$10,177	$14,994	$8,085	$4,730	$2,640
Total assets	50,049	57,620	54,903	58,919	58,211
Current debt	372	348	8,467	267	267
Long-term debt, excluding current portion	6,042	6,422	—	8,435	10,387
Stockholders’ equity	36,132	37,558	42,212	40,548	34,936
Working capital (deficit) surplus	$4,820	$5,020	$2,623	$8,418	$522

Other Data:
Net cash provided by (used in) operating activities	$(4,109)	$9,234	$4,437	$4,972	$(8,598)
Net cash used in investing activities	(1,252)	(776)	(1,829)	(1,427)	(158)
Net cash provided by (used in) financing activities	544	(1,549)	747	(1,455)	1,672

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes included below in Item 8 and “Risk Factors” included above in Item 1A of this Annual Report on Form 10-K.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

Astrotech was formed in 1984 to leverage the environment of space for commercial purposes. For nearly 30 years, the Company has remained a crucial player in space commerce activities. We have supported the launch of 23 shuttle missions and more than 299 spacecraft; built space hardware and processing facilities; constructed and operated world-class processing facilities; and prepared and processed scientific research for microgravity.

Our efforts are focused on:

•	Providing world-class facilities and related support services necessary for the preparation of satellites and payloads.

•	Providing satellite and payload processing and integration service and support.

•	Designing, fabricating and utilizing equipment and hardware for launch activities.

•	Supplying propellant and associated services for spacecraft.

•	Managing launch logistics and support.

•	Commercializing unique space-based technologies.

Our Business Units

Astrotech Space Operations (ASO)

ASO provides support for its government and commercial customers to successfully process complex communication, earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our ASO facilities can accommodate five meter class satellites encompassing the majority of U.S. based satellite preparation services. ASO’s service capabilities include designing and building spacecraft processing equipment and facilities. Additionally, ASO provides propellant services including designing, building and testing propellant service equipment for servicing spacecraft. ASO accounted for 99% of our consolidated revenues for the year ended June 30, 2012. Revenue for our ASO business unit is generated primarily from various fixed-priced contracts with launch service providers in both the government and commercial markets and from design and fabrication of space launch equipment. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing a spacecraft for launch. The revenue and cash flows generated from our ASO operations are primarily related to the number of spacecraft launches and the fabrication of the GSE for the U.S. Government. Other factors that have impacted, and are expected to continue to impact earnings and cash flows for this business include:

•

The continuing limited availability of competing facilities at the major domestic launch sites that can offer comparable services, leading to an increase in government and commercial use of our services.

•	Our ability to design and fabricate spacecraft preparation and processing equipment.

•	Our ability to control our capital expenditures, which are primarily limited to modifications required to accommodate payload processing for new launch vehicles and upgrading building infrastructure.

•	Our ability to complete customer specified facility modifications within budgeted costs and time commitments..

Spacetech

Our other business unit is a technology incubator designed to commercialize space-industry technologies. This business unit it currently pursuing two distinct opportunities:

1st Detect

1st Detect designs, manufactures and sells miniature mass spectrometer equipment. 1st Detect launched the MMS-1000TM  during March 2012. The MMS-1000TM is a low power, miniature mass spectrometer device designed initially for the laboratory testing market. The unique design of this unit is the result of the Company’s work with National Aeronautics and Space Administration (“NASA”) on the International Space Station. 1st Detect has been awarded a Developmental Testing and Evaluation designation from the U.S. Department of Homeland Security as a “promising anti-terrorism technology”, and is the recipient of a Phase I and Phase II award from the U.S. Army’s Chemical and Biological Defense (“CBD”) Small Business Innovation Research (“SBIR”) Program. Following the successful execution of the Phase I SBIR, 1st Detect was awarded a $0.8 million Phase II SBIR contract from the Joint Science and Technology Office for Chemical and Biological Defense. Additionally, 1st Detect received a $1.8 million award from the Texas Emerging Technology Fund in March 2010.

Astrogenetix

Astrogenetix is a biotechnology company formed to commercialize products processed in the unique environment of microgravity. Astrogenetix pursued an aggressive space access strategy to take advantage of the Space Shuttle program prior to its retirement in 2011. This strategy gave Astrogenetix unprecedented access to research in microgravity, as the Company flew experiments twelve times over a three year period. Astrogenetix is currently researching a Salmonella vaccine as part of its ongoing commercialization strategy. Concurrently, Astrogenetix is evaluating a vaccine target MRSA based on discoveries made in microgravity. In December 2011, the Company negotiated a Space Act Agreement with NASA for a minimum of twenty eight additional space flights.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are reviewed periodically. Actual results may differ from these estimates under different assumptions or conditions.

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

Noncontrolling Interest

Noncontrolling interest accounting is applied for any entities where the Company maintains more than 50% and less than 100% ownership. The Company clearly identifies the noncontrolling interest in the balance sheets and income statements. We also disclose three measures of net income (loss): net income (loss), net income (loss) attributable to noncontrolling interest, and net income (loss) attributable to Astrotech Corporation. Our operating cash flows in our consolidated statements of cash flows reflect net income (loss), while our basic and diluted earnings per share calculations reflect net income (loss) attributable to Astrotech Corporation.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of June 30, 2012, the Company has established a full valuation allowance against all of its net deferred tax assets.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company has an unrecognized tax benefit of $0.1 million for the years ended June 30, 2012 and 2011.

For the year ended June 30, 2012 and 2011, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and in various states. Due to the Company’s loss carryover position, it is subject to U.S. federal and state income tax examination adjustments to its carryover benefits generated after 1999.

Currently, the Company is under examination by the Internal Revenue Service for its 2008 through 2010 tax year.

CONSOLIDATED RESULTS OF OPERATIONS

Results of Operations for the Years Ended June 30, 2012 and 2011

The following table sets forth the significant components in the Consolidated Statements of Operations for the year ended June 30, 2012 compared with 2011. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

	Year Ended June 30,
(In thousands)	2012	2011	Variance
Revenue	$26,138	$20,149	$5,989
Cost of Revenue	18,790	13,668	5,122
Gross profit	7,348	6,481	867
Operating expenses
Selling, general and administrative	7,067	8,402	(1,335)
Research and development	2,571	3,834	(1,263)
Total operating expenses	9,638	12,236	(2,598)
Loss from operations	(2,290)	(5,755)	3,465
Interest and other expense, net	(1,026)	(279)	(747)
Loss before income taxes	(3,316)	(6,034)	2,718
Income tax (expense) benefit	(17)	53	(70)
Net loss	(3,333)	(5,981)	2,648
Less: net loss attributable to noncontrolling interest	(620)	(998)	378
Net loss attributable to Astrotech Corporation	$(2,713)	$(4,983)	$2,270

The following table sets forth the percentage of total revenue of significant components in the Consolidated Statements of Operations for the year ended June 30, 2012 compared with 2011:

	Year Ended June 30,
	2012	2011
Revenue	100%	100%
Cost of revenue	72%	68%
Gross profit	28%	32%
Operating expenses
Selling, general and administrative	27%	42%
Research and development	10%	19%
Total operating expenses	37%	61%
Loss from operations	(9)%	(29)%
Interest and other expense, net	(4)%	(1)%
Loss before income taxes	(13)%	(30)%
Income tax (expense) benefit	* %	* %
Net loss	(13)%	(30)%
Less: net loss attributable to noncontrolling interest	(2)%	(5)%
Net loss attributable to Astrotech Corporation	(10)%	(25)%

*

Represents less than 1% of period revenue

Revenue. Total revenue increased to $26.1 million for the year ended June 30, 2012 from $20.1 million for the year ended June 30, 2011. This increase is primarily attributable to revenue earned on the fabrication of the GSE for the U.S. Government.

A breakdown of revenue for the years ended June 30, 2012 and 2011 is as follows:

	Year Ended June 30,
(In thousands)	2012	2011
ASO	$25,817	$19,817
Spacetech	321	332
Total	$26,138	$20,149

Gross Profit. Gross profit increased to $7.3 million for the year ended June 30, 2012, as compared to $6.5 million for the year ended June 30, 2011. The increase in both revenue and cost of revenue is primarily attributable to the fabrication of the GSE for the U.S. Government.

Selling, General and Administrative Expense. Selling, general and administrative expense decreased to $7.1 million for the year ended June 30, 2012 from $8.4 million for the year ended June 30, 2011. The decrease was primarily attributable to a reduction in variable outside legal and consulting fees, severance and employee incentive compensation.

Research and Development Expense. Research and development expense decreased to $2.6 million for the year ended June 30, 2012 from $3.8 million for the year ended June 30, 2011. This decrease is primarily due to a shift in investment from Astrogenetix to 1st Detect due to the retirement of the space shuttle program in the United States, and due to the need of capital to fund research and development in the 1st Detect miniature mass spectrometer. The decrease is also a result of the lease of two 1st Detect evaluation units to potential customers, which was recorded as an offset to research and development expense.

Interest and Other expense, net. Interest and other expense, net, increased to $1.0 million for the year ended June 30, 2012 from $0.3 million for the year ended June 30, 2011. The increase is attributable to a reserve that the Company has taken against the note receivable, due December 2012, in the amount of $0.7 million representing the full carried book value of the note at June 30, 2012 (see Note 6).

SEGMENT RESULTS OF OPERATIONS

ASO

Selected financial data for the years ended June 30, 2012 and 2011 of our ASO business unit is as follows:

	Year Ended June 30,
(In thousands)	2012	2011	Variance
Revenue	$25,817	$19,817	$6,000
Cost of revenue	18,748	13,668	5,080
Gross profit	7,069	6,149	920
Gross margin percentage	27%	31%	(4)%
Operating expenses
Selling, general and administrative	5,008	5,486	(478)
Total operating expenses	5,008	5,486	(478)
Interest and other expense, net	(1,022)	(225)	(797)
Net income	1,039	438	601
Less: net loss attributable to noncontrolling interest	—	—	—
Net income attributable to ASO	$1,039	$438	$601

Revenue. Total revenue increased to $25.8 million for the year ended June 30, 2012 from $19.8 million for the year ended June 30, 2011. This increase is primarily attributable to revenue earned on the fabrication of the GSE for the U.S. Government.

Gross Profit. Gross profit increased to $7.1 million for the year ended June 30, 2012 from $6.1 million for the year ended June 30, 2011. The increase in both revenue and cost of revenue is primarily attributable to the fabrication of the GSE for the U.S. Government.

Selling, General and Administrative Expense. Selling, general and administrative expense decreased to $5.0 million for the year ended June 30, 2012 from $5.5 million for the year ended June 30, 2011. The decrease was primarily attributable to a reduction in variable outside legal and consulting fees, severance and employee incentive compensation.

Interest and Other expense, net. Interest and other expense, net, increased to $1.0 million for the year ended June 30, 2012 from $0.2 million for the year ended June 30, 2011. The increase is attributable to a reserve that the Company has taken against the note receivable, due December 2012, in the amount of $0.7 million representing the full carried book value of the note at June 30, 2012 (see Note 6).

Spacetech

Selected financial data for the years ended June 30, 2012, and 2011 of our Spacetech business unit is as follows:

	Year Ended June 30,
(In thousands)	2012	2011	Variance
Revenue	$321	$332	$(11)
Cost of Revenue	41	—	41
Gross profit (loss)	280	332	(52)
Gross margin percentage	87%	100%	(13)%
Operating expenses
Selling, general and administrative	2,059	2,916	(857)
Research and development	2,571	3,834	(1,263)
Total operating expenses	4,630	6,750	(2,120)
Interest and other expense, net	(4)	(54)	50
Income tax expense	(17)	53	(70)
Net loss	(4,371)	(6,419)	2,048
Less: net loss attributable to noncontrolling interest	(620)	(998)	378
Net loss attributable to Spacetech	$(3,751)	$(5,421)	$1,670

Revenue. Total revenue remained consistent for the years ended June 30, 2012 and 2011. 1st Detect received grant revenue from the SBIR Program during both fiscal years.

Gross Profit (Loss). Gross profit remained consistent for the years ended June 30, 2012 and 2011. 1st Detect received grant revenue from the SBIR Program during both fiscal years. Costs associated with this program are expensed to research and development.

Selling, General and Administrative Expense. Selling, general and administrative expense decreased to $2.1 million for the year ended June 30, 2012 from $2.9 million for the year ended June 30, 2011. The decrease was primarily attributable to a reduction in outside consulting and legal fees.

Research and Development Expense. Research and development expense decreased to $2.6 million for the year ended June 30, 2012 from $3.8 million for the year ended June 30, 2011. During fiscal year ended June 30, 2011, Astrogenetix flew experiments two times prior to the retirement of the space shuttle program.  Due to this retirement, these expenses were not incurred during fiscal year ended June 30, 2012.  This resulted in a shift in investment from Astrogenetix to 1st Detect to fund research and development in the 1st Detect miniature mass spectrometer. The decrease is also a result of the lease of two 1st Detect evaluation units to potential customers, which was recorded as an offset to research and development expense.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Balance Sheet

Total assets for the year ended June 30, 2012, were $50.0 million compared to total assets of $57.6 million as of the end of fiscal year 2011. The following table sets forth the significant components of the balance sheet as of June 30, 2012, compared with 2011 (in thousands):

	Year Ended June 30,
	2012	2011	Variance
Assets:
Current assets	$12,695	$18,386	$(5,691)
Property and equipment, net	37,270	38,418	(1,148)
Other assets, net	84	816	(732)
Total	$50,049	$57,620	$(7,571)

Liabilities and stockholders’ equity:
Current debt	$372	$348	$24
Other current liabilities	7,503	13,018	(5,515)
Long-term debt	6,042	6,422	(380)
Other long-term liabilities	—	274	(274)
Stockholders’ equity	36,132	37,558	(1,426)
Total	$50,049	$57,620	$(7,571)

Current assets. Current assets decreased $5.7 million for the year ended June 30, 2012, as compared to June 30, 2011 as a result of cash used in operations.

Property and equipment, net. Depreciation and amortization expense of $2.4 million exceeded capital expenditures of $1.3 million.

Other assets, net. Other assets, net, decreased $0.7 million for the year ended June 30, 2012, as compared to June 30, 2011. A note receivable of $0.7 million that was classified as a long-term other asset as of June 30, 2011, and has a maturity of December 2012, was fully reserved for at June 30, 2012. The Company has taken a reserve in the amount of $0.7 million representing the full carried book value of the note (see Note 6).

Current and long-term debt. Current and long-term debt decreased $0.4 million for the year ended June 30, 2012, as compared to June 30, 2011 as a result of payments on the term note.

Other current liabilities. Other current liabilities decreased by $5.5 million for the year ended June 30, 2012, as compared to June 30, 2011. The primary driver was an $8.4 million decrease in deferred revenue relating to the GSE contract.

Other long-term liabilities. Other long-term liabilities decreased $0.3 million for the year ended June 30, 2012, as compared to June 30, 2011. This was due to a decrease in non-current deferred revenue which has become current.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents:

	June 30,
	2012	2011
Net cash provided by (used in) operating activities	$(4,109)	$9,234
Net cash used in investing activities	(1,252)	(776)
Net cash provided by (used in) financing activities	544	(1,549)
Net increase (decrease) in cash and cash equivalents	$(4,817)	$6,909

Cash and Cash Equivalents

At June 30, 2012, we held cash and cash equivalents of $10.2 million and our working capital was approximately $4.8 million. Cash and cash equivalents have decreased by approximately $4.8 million during the year ended June 30, 2012. At June 30, 2011, we held cash and cash equivalents of $15.0 million and our working capital was approximately $5.0 million.

Operating Activities

Net cash used in operations was $4.1 million for the year ended June 30, 2012 compared to cash provided by operations of $9.2 million for the year ended June 30, 2011. The decrease in cash flow provided by operations was primarily due to a reduction in deferred revenue cash collections on customer contracts and the timing of payments in accounts payable, which were both attributable to the GSE project.

Investing Activities

Net cash used in investing activities for the year ended June 30, 2012 increased to $1.3 million from $0.8 million for the year ended June 30, 2011. Our investing activities are driven primarily by the timing of capital expenditures for our payload processing facilities.

Financing Activities

Net cash provided by financing activities was $0.5 million for the year ended June 30, 2012 compared to cash used in financing activities of $1.5 million for the year ended June 30, 2011. In the year ended June 30, 2012, 1st Detect received the second installment of $0.9 million from the Texas Emerging Technology Fund, which was used to fund the continued development of the 1st Detect miniature mass spectrometer. In the year ended June 30, 2011 the Company repaid the Senior Convertible Notes of $5.1 million, retired the legacy term loan of $3.4 million and entered into the current term loan of $7.0 million.

Debt

In October 2010, we entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan terminates in October 2015, and the $3.0 million revolving credit facility expires October 2012. The term loan requires monthly payments of principal plus interest at the rate of prime plus 0.25%, but not less than 4.0%. The revolving credit facility allows multiple advances not to exceed $3.0 million, based on eligible accounts receivable, and incurs interest at the rate of prime plus 0.25%, but not less than 4.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. At June 30, 2012 the balance of the term loan was $6.4 million and there was no outstanding balance on the revolving credit facility.

The Company was in compliance with all covenants as of June 30, 2012.

Contractual Obligations

In addition to the term loan (see “Debt” explanation above), the Company is obligated under non-cancelable operating leases for equipment, office space and the land for a payload processing facility. Future minimum payments under the term loan and non-cancelable operating leases are as follows (in thousands):

	Payments due by period
		Less than			More than 5
Contractual Obligations	Total	1 year	1-3 years	3-5 years	years
Term Loan	$6,413	$371	$6,042	$—	$—
Operating Lease Obligations	766	534	233	—	—
Total	$7,179	$905	$6,275	$—	$—

Rent expense was approximately $0.8 million for the year ended June 30, 2012 and approximately $0.9 million for the year ended June 30, 2011.  During fiscal year 2012, the Company received sublease payments of $0.1 million.

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

State of Texas Funding

In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the miniature mass spectrometer, a portable mass spectrometer designed to serve the security, healthcare and industrial markets (See Note 15). As of June 30, 2012, 1st Detect has received both of the two $0.9 million disbursements. The disbursed amount represents a contingency through March 2020, the date of cancellation. If an event of default should occur, the Company would calculate and expense accrued interest and reclassify principal from equity to notes payable in the consolidated financial statements as amounts due to the State of Texas. Management considers the likelihood of an event of default to be remote due to the fact that the covenants that would necessitate repayment are within the control of the Company. As of June 30, 2012, no default events have occurred.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2012.

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

Item 8.

Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Astrotech Corporation

We have audited the accompanying consolidated balance sheets of Astrotech Corporation as of June 30, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astrotech Corporation at June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Austin, Texas

September 28, 2012

ASTROTECH CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$10,177	$14,994
Accounts receivable, net of allowance	1,926	2,429
Prepaid expenses and other current assets	592	963
Total current assets	12,695	18,386
Property and equipment, net	37,270	38,418
Long term note receivable, net of reserve	—	675
Other assets, net	84	141
Total assets	$50,049	$57,620

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,033	$757
Accrued liabilities and other	1,634	1,342
Deferred revenue	2,836	10,919
Current portion of term note payable	372	348
Total current liabilities	7,875	13,366
Deferred revenue	—	274
Term note payable, net of current portion	6,042	6,422
Total liabilities	13,917	20,062

Commitments and contingencies (Note 14)	—	—

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 authorized shares, 0 issued and outstanding shares, at June 30, 2012 and 2011	—	—
Common stock, no par value, 75,000,000 shares authorized at June 30, 2012 and 2011, 19,134,907 and 18,339,609 shares issued at June 30, 2012 and 2011, respectively	183,712	183,712
Treasury stock, 311,660 shares at cost	(237)	(237)
Additional paid-in capital	1,582	1,104
Retained deficit	(151,655)	(148,942)
Noncontrolling interest	2,730	1,921
Total stockholders’ equity	36,132	37,558
Total liabilities and stockholders’ equity	$50,049	$57,620

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended June 30,
	2012	2011
Revenue	$26,138	$20,149
Cost of revenue	18,790	13,668
Gross profit	7,348	6,481
Operating expenses
Selling, general and administrative	7,067	8,402
Research and development	2,571	3,834
Total operating expenses	9,638	12,236
Loss from operations	(2,290)	(5,755)
Interest and other expense, net	(1,026)	(279)
Loss before income taxes	(3,316)	(6,034)
Income tax benefit (expense)	(17)	53
Net loss	(3,333)	(5,981)
Less: Net loss attributable to noncontrolling interest	(620)	(998)
Net loss attributable to Astrotech Corporation	$(2,713)	$(4,983)

Net loss per share, basic	$(0.15)	$(0.28)
Weighted average common shares outstanding, basic	18,544	17,822

Net loss per share, diluted	$(0.15)	$(0.28)
Weighted average common shares outstanding, diluted	18,544	17,822

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at June 30, 2010	16,751	$183,515	$(237)	$639	$(143,959)	$2,254	$42,212
Stock based compensation	—	—	—	1,115	—	64	1,179
Exercise of stock options	344	197	—	(49)	—	—	148
Restricted stock issuance	933	—	—	—	—	—	—
Capital contribution	—	—	—	(601)	—	601	—
Net loss	—	—	—	—	(4,983)	(998)	(5,981)
Balance at June 30, 2011	18,028	$183,712	$(237)	$1,104	$(148,942)	$1,921	$37,558
Stock based compensation	—	—	—	978	—	29	1,007
Exercise of stock options	—	—	—	—	—	—	—
Restricted stock issuance	795	—	—	—	—	—	—
Capital contribution	—	—	—	(500)	—	500	—
State of Texas Funding	—	—	—	—	—	900	900
Net loss	—	—	—	—	(2,713)	(620)	(3,333)
Balance at June 30, 2012	18,823	$183,712	$(237)	$1,582	$(151,655)	$2,730	$36,132

See the accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(3,333)	$(5,981)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	1,007	1,195
Depreciation and amortization	2,243	2,315
Impairment of fixed assets	200	—
Reserve on notes receivable	675	—
Changes in assets and liabilities:
Accounts receivable	503	3,247
Deferred revenue	(8,357)	9,989
Accounts payable	2,276	(102)
Other assets and liabilities	677	(1,429)
Net cash provided by (used in) operating activities	(4,109)	9,234

Cash flows from investing activities
Purchases of property, equipment and leasehold improvements	(1,252)	(776)
Net cash used in investing activities	(1,252)	(776)

Cash flows from financing activities
Term loan payments	(356)	(173)
Legacy Term loan repayment	—	(3,356)
Senior convertible note repayments	—	(5,111)
State of Texas Funding	900	—
Proceeds from issuance of common stock	—	148
Proceeds from term loan	—	6,943
Net cash provided by (used in) financing activities	544	(1,549)

Net change in cash and cash equivalents	(4,817)	6,909
Cash and cash equivalents at beginning of period	14,994	8,085
Cash and cash equivalents at end of period	$10,177	$14,994

Supplemental disclosures of cash flow information:
Cash paid for interest	$243	$381

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of the Company and Operating Environment

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us” or “our”), a Washington corporation, is a commercial aerospace company that was formed in 1984 to leverage the environment of space for commercial purposes. For nearly 30 years, the Company has remained a crucial player in space commerce activities. We have supported the launch of 23 shuttle missions and more than 299 spacecraft; built space hardware and processing facilities; constructed and operated world-class processing facilities; and prepared and processed scientific research for microgravity.

Our Business Units

Astrotech Space Operations (ASO)

ASO provides support for its government and commercial customers to successfully process complex communication, earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our ASO facilities can process five meter class satellites accommodating the majority of U.S. based satellite preparation programs. ASO’s service capabilities include designing and building spacecraft processing equipment and facilities. In addition, ASO provides propellant services including designing, building and testing propellant service equipment for fueling spacecraft. ASO accounted for 99% of our consolidated revenues for the year ended June 30, 2012. Revenue for our ASO business unit is generated primarily from various fixed-priced contracts with launch service providers in both the government and commercial markets and the design, fabrication and use of critical space launch equipment. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions required to launch a spacecraft. The revenue and cash flows generated from our ASO operations are primarily related to the number of spacecraft launches and the fabrication of the GSE for the U.S. Government.

Spacetech

Our other business unit is a technology incubator designed to commercialize space-industry technologies. This business unit it currently pursuing two distinct opportunities:

1st Detect

1st Detect designs, manufactures and sells miniature mass spectrometer equipment. 1st Detect launched the MMS-1000TM  during March 2012. The MMS-1000TM is a low power, miniature mass spectrometer device designed initially for the laboratory testing market. The unique design of this unit is the result of the Company’s work with National Aeronautics and Space Administration (“NASA”) on the International Space Station. 1st Detect has been awarded a Developmental Testing and Evaluation designation from the U.S. Department of Homeland Security as a “promising anti-terrorism technology”, and is the recipient of a Phase I and Phase II award from the U.S. Army’s Chemical and Biological Defense (“CBD”) Small Business Innovation Research (“SBIR”) Program. Following the successful execution of the Phase I SBIR, 1st Detect was awarded a $0.8 million Phase II SBIR contract from the Joint Science and Technology Office for Chemical and Biological Defense. Additionally, 1st Detect received a $1.8 million award from the Texas Emerging Technology Fund in March 2010.

Astrogenetix

Astrogenetix is a biotechnology company formed to commercialize products processed in the unique environment of microgravity. Astrogenetix pursued an aggressive space access strategy to take advantage of the Space Shuttle program prior to its retirement in 2011. This strategy gave Astrogenetix unprecedented access to research in microgravity, as the Company flew experiments twelve times over a three year period. Astrogenetix is currently researching a Salmonella vaccine as part of its ongoing commercialization strategy. Concurrently, Astrogenetix is evaluating a vaccine target for MRSA based on discoveries made in microgravity. In December 2011, the Company negotiated a Space Act Agreement with NASA for a minimum of twenty eight additional space flights.

Liquidity

At June 30, 2012, we had cash and cash equivalents of $10.2 million and our working capital was approximately $4.8 million.

The Company’s debt repayments are due as follows (in thousands):

	Balance	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	6/30/2012	2013	2014	2015	2016
Term Note	$6,414	$371	$387	$402	$5,254

We believe we have sufficient liquidity and backlog to fund ongoing operations for at least the next fiscal year. We expect to utilize existing cash and proceeds from operations to grow our core business offering in ASO and to support strategies for Spacetech.

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

Deferred Financing Costs

Deferred financing costs represent loan origination fees paid to the lender and related professional fees. These costs are amortized on a straight-line basis over the term of the respective loan agreements which approximates the interest method.

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

Notes Receivable

The carrying value of the Company’s notes receivable, net of the allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding notes receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Notes receivable balances deemed uncollectible are written off against the allowance and note receivable balances deemed less than likely to be fully collected at maturity are reserved. In fiscal year 2012, we fully reserved our outstanding notes receivable of $0.7 million.

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

Noncontrolling Interest

Noncontrolling interest accounting is applied for any entities where the Company maintains more than 50% and less than 100% ownership. The Company clearly identifies the noncontrolling interest in the balance sheets and income statements. We also disclose three measures of net income (loss): net income (loss), net income (loss) attributable to noncontrolling interest, and net income (loss) attributable to Astrotech Corporation. Our operating cash flows in our consolidated statements of cash flows reflect net income (loss), while our basic and diluted earnings per share calculations reflect net income (loss) attributable to Astrotech Corporation.

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

The common stock purchase right gives the State of Texas the ability to purchase common stock in 1st Detect, at par value per share, at the earlier of: (1) the first Qualifying Financing Event or (2) eighteen months (recent extensions were granted by the State of Texas, see Note 15). As of June 30, 2012, no Qualifying Financing Event has occurred.

There are no cash payments due under the note unless there is an event of default, and the terms that allow for the note to be cancelled after the passage of a set amount of time. The purpose of the note is to provide recourse for the State of Texas if 1st Detect fails to fulfill the purpose of the grant, which is primarily to provide for economic development within the State of Texas. If an event of default should occur, the Company would calculate and expense accrued interest and reclassify principal from equity to notes payable in the consolidated financial statements as amounts due to the State of Texas. Management considers the likelihood of an event of default to be remote. As of June 30, 2012, no default events have occurred.

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

(3) Noncontrolling Interest

In January 2010, restricted shares of Astrotech subsidiaries, 1st Detect and Astrogenetix were granted to certain employees, directors and officers (see Note 10), resulting in Astrotech owning less than 100% of the subsidiaries. The Company applied non-controlling interest accounting for the periods ended June 30, 2012 and 2011, which requires us to clearly identify the non-controlling interest in the consolidated balance sheets and consolidated income statements. We disclose three measures of net income (loss): net income (loss), net income (loss) attributable to noncontrolling interest, and net income (loss) attributable to Astrotech Corporation. Our operating cash flows in our consolidated statements of cash flows reflect net income (loss), while our basic and diluted earnings per share calculations reflect net income (loss) attributable to Astrotech Corporation.

Beginning balance at June 30, 2011	$1,921
Net loss attributable to noncontrolling interest	(620)
State of Texas funding (See Note 15)	900
Capital Contribution	500
Stocked based compensation expense	29
Ending balance at June 30, 2012	$2,730

As of June 30, 2012, the Company’s share of income and losses is 86% for 1st Detect and 84% for Astrogenetix.

(4) Accounts Receivable

As of June 30, 2012, and 2011, accounts receivable consisted of the following (in thousands):

	2012	2011
U.S. Government contracts:
Billed	$456	$436
Unbilled	150	932
Total U.S. Government contracts	$606	$1,368

Commercial contracts:
Billed	$1,070	$847
Unbilled	250	214
Total commercial contracts	$1,320	$1,061

Total accounts receivable	$1,926	$2,429

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

The following table summarizes the changes in our allowance for doubtful accounts (in thousands):

Balance at June 30, 2011	$—
Provision for uncollectable accounts, net of recoveries	(54)
Write- off of uncollectable accounts	—
Balance at June 30, 2012	$(54)

(5) Property & Equipment

As of June 30, 2012 and 2011, property and equipment consisted of the following (in thousands):

	June 30,
	2012	2011
Flight Assets	$44,757	$44,757
Payload Processing Facilities	44,766	44,717
Furniture, Fixtures, Equipment & Leasehold Improvements	18,335	17,862
Capital Improvements in Progress	930	199
Gross Property and Equipment	108,788	107,535
Accumulated Depreciation	(71,518)	(69,117)
Property and Equipment, net	$37,270	$38,418

Depreciation and amortization expense of property and equipment for the years ended June 30, 2012 and 2011 was $2.2 million and $2.3 million, respectively. In the year ended June 30, 2012, the Company evaluated the future use of two historical SPACEHAB modules. Due to the retirement of the space shuttle program in the United States and the lack of alternative uses which could potentially generate cash flow, the Company recorded a non-cash impairment of $0.2 million for the two SPACEHAB modules as the full aggregate carrying amount was deemed no longer recoverable.

(6) Note Receivable

On April 28, 2005 the Company consummated the sale and simultaneous leaseback of its Cape Canaveral Florida Spacehab Payload Processing Facility (“SPPF”). The sales price of the building was $4.8 million. The Company received $4.1 million in cash of which $0.3 million was used for expenses related to the transaction. The Company also received a note, secured by a second mortgage on the SPPF, for $0.7 million due December 2010.  The Company deferred approximately $0.5 million of gain from the sale leaseback transaction and recognized it as an offset to rent expense over the five-year lease term.

The Company currently leases the building back from the owner under an agreement that initially expired on December 31, 2010. In November 2010 the Company renewed its lease with the owner for an additional two year term extending the lease to December 31, 2012. Simultaneously, the Company amended its note with the owner to co-terminate with the lease on December 31, 2012. On December 31, 2012 that note becomes payable in full.

Management has confirmed that the owner of the SPPF has been actively marketing the facility for sale.  At this time the SPPF is still for sale with no offers pending. The owner has indicated it does not have sufficient capital to repay the Company’s note on December 31, 2012 without a sale of the facility on or before that date. As a result the Company recorded a reserve in fiscal year 2012 against the collection of the note in the amount of $0.7 million, representing the full carried book value of the note at June 30, 2012.

(7) Debt

In October 2010, we entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan terminates in October 2015, and the $3.0 million revolving credit facility expires in October 2012. The term loan requires monthly payments of principal plus interest at the rate of prime plus 0.25%, but not less than 4.0%. The revolving credit facility allows multiple advances not to exceed $3.0 million, based on eligible accounts receivable, and incurs interest at the rate of prime plus 0.25%, but not less than 4.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. At June 30, 2012 the balance of the term loan was $6.4 million and there was no outstanding balance on the revolving credit facility.

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

The Company was in compliance with all covenants as of June 30, 2012.

(8) Fair Value of Financial Instruments

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

The following table presents the carrying amounts, estimated fair values and valuation input levels of certain of the Company’s financial instruments as of June 30, 2012  and 2011 (in thousands):

	June 30, 2012		June 30, 2011
	Carrying	Fair	Carrying	Fair	Valuation
	Amount	Value	Amount	Value	Inputs
Note payable	$6,414	$6,414	$6,770	$6,770	Level 2
Total	$6,414	$6,414	$6,770	$6,770

The carrying value of the Company’s debt at June 30, 2012 approximates fair value based on rates available for similar debt available to comparable companies in the marketplace. The carrying amounts of the Company’s Level 1 securities, which include cash and cash equivalents, accounts receivable, notes receivable and accounts payable, approximate their fair market value due to the relatively short duration of these instruments.

(9) Business and Credit Risk Concentration

A substantial portion of our revenue has been generated under contracts with the U.S. Government. During the year ended June 30, 2012 and 2011, approximately 68% and 73%, respectively, of our revenues were generated by various NASA and U.S. Government contracts or subcontracts. Accounts receivable totaled $1.9 million at June 30, 2012 of which 31% was attributable to the U.S. Government.

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

(10) Common Stock Incentive, Stock Purchase Plans and Other Compensation Plans

At June 30, 2012, 1,462,653 shares of Common Stock were reserved for future grants of stock incentive grants under the Company’s four stock incentive plans.

The 1994 Plan (“1994 Plan”)

Under the terms of the 1994 Plan, the number and price of the stock incentive awards granted to employees is determined by the Board of Directors and such grants vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. The total number of shares that are available under this plan is 395,000. As of June 30, 2012, there are no shares available for grant. Based on the Articles of the 1994 stock incentive plan, no awards shall be granted more than ten years after the effective date of the plan unless amended.

The Directors’ Stock Option Plan (“Director’s Plan”)

Options under the Director’s Plan vest after one year and expire seven years from the date of grant. The total number of options that are available under this plan is 50,000. Through June 30, 2012, there are 38,500 options available for grant.

Space Media, Inc. Stock Option Plan

During the year ended June 30, 2000, Space Media, Inc. (“SMI”), a majority-owned subsidiary of the Company, adopted an option plan under which 1,500,000 shares of our Common Stock have been reserved for future grants. The operations of SMI have been discontinued. No options were issued or are outstanding under this plan.

2008 Stock Incentive Plan (“2008 Plan”)

The 2008 Plan was created to promote growth of the Company by aligning the long-term financial success of the Company with the employees, consultants and directors. In the first and second quarters of fiscal 2010, the compensation committee of the Board of Directors granted 1,995,559 and 410,000 restricted shares, respectively, to directors, named executive officers and employees in recognition of the positive fiscal 2009 financial and operating performance. The shares were issued from the 2008 Stock Incentive Plan, vest 33.33% a year over a three year period and expire upon the employee’s termination. In the first quarter of fiscal 2012, the compensation committee of the Board of Directors granted a director 25,000 restricted shares which vest 33.33% a year over a three year period and expire upon the directors termination; and granted 415,000 stock options to employees that vest upon the Company’s stock achieving a closing price of $1.50 and expire 10 years from grant date or upon employee termination.  As of June 30, 2012, 6,062,267 stock options and restricted shares were granted, 598,685 shares have been cancelled and 36,418 shares are available for future grant.

2011 Stock Incentive Plan (“2011 Plan”)

The 2011 Plan was designed to increase shareholder value by compensating employees over the long term. The plan is to be used to promote long-term financial success and execution of our business strategy. In the first quarter of fiscal 2012, the compensation committee of the Board of Directors granted 164,000 stock options to directors and an employee that vest upon the Company’s stock achieving a closing price of $1.50 and expire 10 years from grant date or upon employee or director termination. Also, in the first quarter the compensation committee of the Board of Directors granted 200,000 stock options to a third party consultant intended to provide incentive which is aligned with management and the shareholders. As of June 30, 2012, 364,000 stock options were granted and 1,386,000 shares are available for grant.

2011 1st Detect Stock Incentive Plan

The 2011 Plan was designed to increase shareholder value by compensating employees over the long term. The plan is to be used to promote long-term financial success and execution of our business strategy. In the first quarter of fiscal 2012, the Board of Directors of 1st Detect approved a grant of 965 stock options to certain officers, directors and employee of 1st Detect.  The awards vest upon certain performance conditions being met and expire 10 years from grant date.  The stock options have an exercise price equal to the fair market value of 1st Detect’s common stock on the date of grant as determined by an independent valuation firm.  As of June 30, 2012, 965 stock options were granted, 10 stock options have been cancelled and 1,545 shares are available for grant.

1st Detect

On January 19, 2010, an independent committee of the Board of Directors of 1st Detect, a subsidiary of the Company, approved a grant of 1,180 restricted stock shares, of which 75 have been subsequently cancelled, and 1,820 stock purchase warrants, of which 45 have been subsequently cancelled, to certain officers, directors and employees of 1st Detect. The awards vest 50% a year over a 2 year period. The restricted stock awards are equal to the fair market value of 1st Detect’s common stock on the date of grant as determined by an independent valuation firm. The Company recognized compensation expense of $0.1 million for restricted stock outstanding for each of the years ended June 30, 2012 and 2011. The Company utilized the Black-Scholes methodology in determining the fair market value of the warrants of $0.2 million, of which $0.1 million was recognized for each of the years ended June 30, 2012 and 2011.

Astrogenetix

On January 19, 2010, an independent committee of the Board of Directors of Astrogenetix, a subsidiary of the Company, approved a grant of 1,550 restricted stock shares, of which 375 have been subsequently cancelled, and 2,050 stock purchase warrants, of which 50 have been subsequently cancelled, to certain officers, directors and employees of Astrogenetix. The awards vest 50% a year over a 2 year period. The restricted stock awards are equal to the fair market value of Astrogentix’s common stock on the date of grant as determined by an independent valuation firm. The Company recognized compensation expense of $0.1 million for restricted stock outstanding for each of the years ended June 30, 2012 and 2011. The Company utilized the Black-Scholes methodology in determining the fair market value of the warrants of $0.1 million, of which $0.1 million was recognized for each of the years ended June 30, 2012 and 2011.

Stock Option Activity Summary

The Company’s stock options activity for the twelve months ended June 30, 2012 was as follows:

	Shares	Weighted Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2011	377	$1.28
Granted	779	0.79
Exercised	—	—
Cancelled or expired	(15)	12.66
Outstanding at June 30, 2012	1,141	$0.79

The aggregate intrinsic value of options exercisable at June 30, 2012 was $0.2 million as the fair value of the Company’s common stock is more than the exercise prices of these options.

Range of exercise prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Options Exercisable Weighted- Average Exercise Price
$0.30 – 0.45	353,750	6.29	$0.37	295,000	$0.37
$0.71 – 11.50	783,800	8.30	0.91	11,900	8.46
$14.30 – 24.10	3,200	2.61	19.20	3,200	19.20
$0.30 – 24.10	1,140,750	7.66	$0.79	310,100	$0.87

Compensation costs recognized related to vested stock option awards during the year ended June 30, 2012, and 2011 was $0.1 million and $(0.1) million, respectively. At June 30, 2012, there was $0.3 million of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted-average period of 9.2 years.

Restricted Stock

At June 30, 2012, and 2011, there was $0.1 million and $0.9 million of unrecognized compensation costs related to restricted stock, respectively, which is expected to be recognized over a weighted average period of 0.2 years.

The Company’s restricted stock activity for the twelve months ended June 30, 2012, was as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2011	1,365	$1.14
Issued	25	0.75
Vested	(699)	1.14
Cancelled or expired	(13)	1.22
Non-vested at June 30, 2012	678	$1.14

Stock Option 1st Detect

At June 30, 2012, there was $0.1 million of unrecognized compensation costs related to options and warrants respectively, which is expected to be recognized over a weighted average period of 9.3 years.

The Company’s stock activity for the twelve months ended June 30, 2012 was as follows:

	Shares	Weighted Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2011	1,820	$212.00
Granted	965	212.00
Exercised	—	—
Cancelled or expired	(55)	212.00
Outstanding at June 30, 2012	2,730	$212.00

Restricted Stock 1st Detect

At June 30, 2012 the awards were fully vested and there is no additional compensation expense to be recognized related to restricted stock.  At June 30, 2011, there was $0.1 million of unrecognized compensation costs related to restricted stock.

1st Detect restricted stock activity for the twelve months ended June 30, 2012, was as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2011	590	$212.00
Granted	—	—
Vested	(515)	212.00
Cancelled or expired	(75)	212.00
Non-vested at June 30, 2012	—	$—

Stock Option Astrogenetix

At June 30, 2012 the warrants were fully vested and there is no additional compensation expense to be recognized related to warrants.  At June 30, 2011 there was $0.1 million of unrecognized compensation costs related to warrants.

The Company’s stock options activity for the twelve months ended June 30, 2012 was as follows:

	Shares	Weighted Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2011	2,050	$167.00
Granted	—	—
Exercised	—	—
Cancelled or expired	(50)	167.00
Outstanding at June 30, 2012	2,000	$167.00

Restricted Stock Astrogenetix

At June 30, 2012, the awards were fully vested and there is no additional compensation expense to be recognized related to restricted stock.  At June 30, 2011 there was $0.1 million of unrecognized compensation costs related to restricted stock.

Astrogenetix restricted stock activity for the twelve months ended June 30, 2012, was as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2011	625	$167.00
Granted	—	—
Vested	(550)	167.00
Cancelled or expired	(75)	167.00
Non-vested at June 30, 2012	—	$—

Other Stock Based Incentive Awards

In December 2007 we issued 239,900 performance shares out of the 1994 Plan. Subsequent to issuance 179,000 shares were forfeited, accordingly 60,900 shares vested in February 2011. The performance shares were valued at the close of business on the date of grant, and recognized expense and accrued an incentive compensation liability, pro rata over the vesting period. There was no expense incurred in year ended June 30, 2012 and there was $0.1 million expense incurred for the year ended June 30, 2011.

Fair Value of Stock Based Compensation

Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes or Binomial option-pricing model on the date of grant for stock options.  The fair values of stock are amortized as compensation expense on a straight-line basis over the vesting period of the grants.  The assumptions used are summarized in the following table:

	Astrotech
	Year ended June 30,
	2012	2011
Expected Dividend Yield	0%	—%
Expected Volatility	0.77	—
Risk-Free Interest Rates	0.2%	—%
Expected Option Life (in years)	10.00	—

•	The expected dividend yield is based on our current dividend yield and the best estimate of projected dividend yield for future periods within the expected life of the option, which is currently 0%.

•

We estimated volatility using our historical share price performance over the last two years.  Management believes the historical estimated volatility is materially indicative of expectations about expected future volatility.

•	The estimate of the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

•	The expected life is calculated using the contractual term of the options as well as an analysis of the Company’s historical exercises of stock options.

	Spacetech
	Year ended June 30,
	2012	2011
Expected Dividend Yield	0%	0%
Expected Volatility	0.33	0.66
Risk-Free Interest Rates	0.1%	0.9%
Expected Option Life (in years)	10.00	2.00

•	The expected dividend yield is based on our current dividend yield and the best estimate of projected dividend yield for future periods within the expected life of the option, which is currently 0%.

•

We estimated volatility using industry competitor’s historical share price performance over the last two years.  Management believes the historical estimated volatility is materially indicative of expectations about expected future volatility.

•	The estimate of the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

•	The expected life is calculated using the contractual term of the options as well as an analysis of the Company’s historical exercises of stock options.

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

(11) Income Taxes

The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

	Year Ended June 30,
	2012	2011
Current
Federal	$—	$—
State and local	17	(53)
Foreign	—	—
	$17	$(53)

Deferred
Federal	—	—
State and local	—	—
Foreign	—	—
Total Tax Expense	$17	$(53)

A reconciliation of the reported income tax expense to the amount that would result by applying the U.S. Federal statutory rate to the income (loss) before income taxes to the actual amount of income tax expense (benefit) recognized follows (in thousands):

	Year Ended June 30,
	2012	2011
Expected expense (benefit)	$(1,161)	$(2,112)
State Tax Expense	17	3
Adjustment from prior year state tax filings	—	(56)
Change in temporary tax adjustments not recognized	744	(605)
Net reduction in prior year DTA balances	—	2,179
Stock compensation	352	418
Other permanent items	65	120
Total	$17	$(53)

The Company’s deferred tax assets as of June 30, 2012 and 2011 consist of the following (in thousands):

	Year Ended June 30,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$13,021	$12,260
Alternative minimum tax credit carryforwards	671	671
Accrued expenses and other timing	823	333
Total gross deferred tax assets	$14,515	$13,264
Less — valuation allowance	(13,261)	(12,184)
Net deferred tax assets	$1,254	$1,080

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(1,254)	(1,080)
Total gross deferred tax liabilities	$(1,254)	$(1,080)
Net deferred tax assets (liabilities)	$—	$—

The valuation allowance increased by approximately $1.1 million for the year ended June 30, 2012. The valuation allowance decreased by approximately $0.6 million for the year ended June 30, 2011. The Company adjusted the value of its deferred tax assets (before valuation allowance) as the result of proposed adjustments from its current federal tax examination as well as further analysis of the computations underlying its prior year deferred tax asset balances. Since the Company reflects a full valuation allowance against its deferred tax assets, there has been no income tax impact from these changes.

At June 30, 2012, the Company had accumulated net operating loss carryforwards of approximately $35.7 million for Federal income tax purposes ($12.5 million, tax effected) that are available to offset future regular taxable income. These net operating loss carryforwards expire between the years 2021 and 2033. Utilization of these net operating losses is limited due to the changes in stock ownership of the Company associated with the October 2007 Exchange Offer; as such, the benefit from these losses may not be realized.

The Company also has accumulated state net operating loss carryforwards of approximately $9.9 million ($0.4 million, tax effected) that are available to offset future state taxable income. These net operating loss carryforwards expire between the years 2019 and 2033. These losses may also be subject to utilization limitations; as such, the benefit from these losses may not be realized.

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

The Company files consolidated returns for federal, California, Florida, and Texas income and franchise taxes. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be utilized to offset future tax liabilities. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2012, the Company provided a full valuation allowance of approximately $13.3 million against its net deferred tax assets.

Uncertain Tax Positions

The Company’s change in uncertain tax benefit reserves during 2012 and 2011 were as follows (in thousands):

	2012	2011
Balance at July 1, 2011	$60	$—
Additions for tax positions of current period	—	—
Additions for tax positions of prior years	4	60
Decreases for tax positions of prior years	—	—
Balance at June 30, 2012	$64	$60

As of June 30, 2012, total uncertain tax positions related to state income taxes amounted to $64,000. Should the tax positions prove successful, the Company’s tax expense would be reduced by $42,000 (net of federal benefit).  We recognize interest and penalties related to income tax matters in income tax expense. During the years ended June 30, 2012 and 2011, we recognized interest expense related to uncertain tax positions of approximately $3,000 and $14,000, respectively.

(12) Net Income (Loss) Per Share

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

	Year Ended June 30,
	2012	2011
Numerator:
Net income (loss) attributable to Astrotech, basic	$(2,713)	$(4,983)
Net income (loss) attributable to Astrotech, diluted	$(2,713)	$(4,983)

Denominator:
Denominator for basic net income (loss) per share — weighted average common stock outstanding	18,544	17,822
Dilutive common stock equivalents — common stock options and share-based awards	—	—
Denominator for diluted net income (loss) per share weighted average common stock outstanding and dilutive common stock equivalents	18,544	17,822
Basic net income (loss) per share	$(0.15)	$(0.28)
Diluted net income (loss) per share	$(0.15)	$(0.28)

Options to purchase 1,140,750 shares of common stock at exercise prices ranging from $0.30 to $24.10 per share outstanding for the twelve months ended June 30, 2012, were not included in diluted net income per share, as the impact to net income per share is anti-dilutive. Options to purchase 377,350 shares of common stock at exercise prices ranging from $0.30 to $26.00 per share outstanding for the twelve months ended June 30, 2011, respectively, were not included in diluted net income per share, as the impact to net income per share is anti-dilutive.

(13) Employee Benefit Plans

We have a defined contribution retirement plan, which covers substantially all employees and officers. For the years ended June 30, 2012 and 2011, we have contributed the required match of $0.3 million and $0.3 million, respectively, to the plan. We have the right, but not an obligation, to make additional contributions to the plan in future years at the discretion of the Company’s Board of Directors. We have not made any additional contributions for the years ended June 30, 2012 and 2011.

(14) Commitments and Contingencies

In addition to the term loan (see Note 7), the Company is obligated under non-cancelable operating leases for equipment, office space and the land for a payload processing facility. Future minimum payments under the term loan and non-cancelable operating leases are as follows (in thousands):

Year ending June 30,

2013	$905
2014	620
2015	402
2016	5,252
2017	—
2018 and thereafter	—
Total	$7,179

Rent expense was approximately $0.8 million for each of the year ended June 30, 2012 and approximately $0.9 million for the year ended June 30, 2011. The Company received sublease payments of $0.1 million for the year ended June 30, 2012 and $0.2 million for the year ended June 30, 2011.

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

State of Texas Funding

In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the miniature mass spectrometer, a portable mass spectrometer designed to serve the security, healthcare and industrial markets. (See Note 15). As of June 30, 2012, 1st Detect has received $1.8 million in disbursements. The disbursed amount of $1.8 million represents a contingency through March 2020, the date of cancellation. If an event of default should occur, the Company would calculate and expense accrued interest and reclassify principal from equity to notes payable in the consolidated financial statements as amounts due to the State of Texas. Management considers the likelihood of an event of default to be remote. As of June 30, 2012, no default events have occurred.

Employment Contracts

The Company has entered into employment contracts with certain of its key executives. Generally, certain amounts may become payable in the event the Company terminates the executives’ employment.

(15) State of Texas Funding

In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the miniature mass spectrometer, a portable mass spectrometer designed to serve the security, healthcare and industrial markets. In exchange for the award, 1st Detect granted a common stock purchase right and a note payable to the State of Texas. As of June 30, 2012, 1st Detect has received $1.8 million in disbursements. The proceeds from the award can only be used to fund development of the miniature mass spectrometer at 1st Detect, not for repaying existing debt or for use in other Company subsidiaries.

The common stock purchase right is exercisable at the first Qualifying Financing Event (“QFE”), which is essentially a change in control or third party equity investment in 1st Detect. The number of shares available to the State of Texas, at the price of par value, is calculated as the total disbursements (numerator) divided by the stock price established in the QFE (denominator). If the first QFE does not occur within eighteen months of the agreement effective date, which has been extended to March 31, 2013 as a result of recent extensions granted by the State of Texas, the number of shares available for purchase will equal the total disbursements (numerator) divided by $100 (denominator). As of June 30, 2012, no QFE has occurred.

The note equals the disbursements to 1st Detect to date, accrues interest at 8% per year and cancels automatically at the earlier of (1) selling substantially all of the assets of 1st Detect, (2) selling more than 50% of common stock of 1st Detect, or (3) in March 2020. No payments of interest or principal are due on the note unless there is a default, which would occur if 1st Detect moves its operations or headquarters outside of Texas at any time before March 2020. 1st Detect has the option to pay back the principal plus accrued interest by March 31, 2013, but repayment does not cancel the State of Texas’ common stock purchase right.

Management considers the likelihood of voluntarily repaying the note or of a default event as remote due to the fact that the covenants that would necessitate repayment are within the control of the Company. As such, the $1.8 million, which was received in two installments of $0.9 million and $0.9 million, was accounted for as a contribution to equity in the periods ended June 30, 2012 and 2011 respectively. As of June 30, 2012, no default events have occurred.

(16) Segment Information

Management’s primary financial and operating reviews focus on ASO, the core business unit. All intercompany transactions between business units have been eliminated in consolidation.

Key financial metrics for the year ended June 30, 2012 and 2011 of the Company’s segments are as follows (in thousands):

	Year Ended		Year Ended
	June 30, 2012		June 30, 2011
Revenue and Income		Income (loss)		Income (loss)
(in thousands)	Revenue	before income taxes	Revenue	before income taxes
ASO	$25,817	$1,039	$19,817	$438
Spacetech	321	(4,355)	332	(6,472)
Total	$26,138	$(3,316)	$20,149	$(6,034)

	Year Ended		Year Ended
	June 30, 2012		June 30, 2011
Assets (in thousands)	Fixed Assets, net	Total Assets	Fixed Assets, net	Total Assets
ASO	$36,997	$48,867	$38,033	$55,948
Spacetech	273	1,182	385	1,672
Total	$37,270	$50,049	$38,418	$57,620

(17) Related Party Transactions

Director Compensation

In August 2009, the Board of Directors granted 525,000 total restricted shares valued at $0.6 million to directors from the 2008 Stock Incentive Plan. The restricted shares vest 33.33% a year for three years and expire upon termination. Compensation expense of $0.2 million and $0.2 million was recorded in the twelve months ended June 30, 2012 and 2011 for these awards respectively.

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

In September 2011, the Board of Directors of 1st Detect approved a grant of stock options to certain officers, directors and employees of 1st Detect. The awards vest upon certain performance conditions being met and expire 10 years from grant date. The stock options have an exercise price equal to the fair market value of 1st Detect’s common stock on the date of grant as determined by an independent valuation firm.

The number of shares, options and warrants underlying each award to a named executive officer is as follows: Thomas B. Pickens III: 300 shares, 200 options, 680 warrants; John Porter: 200 shares, 150 options, 180 warrants. If all of the shares issued pursuant to the restricted stock agreements vest, all of the stock options and stock purchase warrants are exercised, without taking into account any dilution resulting from the State of Texas funding, then Thomas B. Pickens III would hold 10.9%, John Porter would hold 4.9% and the Company would hold 64.6% of the outstanding shares of 1st Detect based on the number of fully-diluted shares as of June 30, 2012.  Mr. Porter served as Chief Executive Officer of 1st Detect until his termination from the Company in August 2012.

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

The number of shares and warrants underlying each award to a named executive officer is as follows: Thomas B. Pickens III: 500 shares, 1,000 warrants; John Porter: 400 shares, 800 warrants. If all of the shares issued pursuant to the restricted stock agreements vest and all of the stock purchase warrants are exercised, then Thomas B. Pickens III would hold 16%, John Porter would hold 13% and the Company would hold 65% of the outstanding shares of Astrogenetix based on the number of fully-diluted shares as of the date of the grants. Mr. Porter served as Chief Executive Officer of Astrogenetix until his termination from the Company in August 2012.

The restricted stock issuances resulted in noncontrolling interest, as described in Note 3.

(18) Subsequent Events

On August 3, 2012, John Porter was terminated as Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company and from all positions at subsidiaries of the Company.

On August 9, 2012, the Company also announced the appointment of Carlisle Kirkpatrick, 45, as Chief Financial Officer of the Company, effective as of August 9, 2012.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None to report for the year ended June 30, 2012.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012, based on the frame work in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2012.

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

Item 9B.

Other Information.

None to report for the period ended June 30, 2012.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

A Board of six directors was elected at the 2011 Annual Meeting. The Company’s Articles of Incorporation authorize the Board of Directors (“Board”) to determine the number of its members. A director who is appointed by the existing Board of Directors, due to a vacant position or the need for an additional director, will serve until the next Annual Meeting of Shareholders or until a successor is duly elected and qualified.

The following table shows information as of June 30, 2012 regarding members of the Company’s Board of Directors:

Current Directors	Principal Occupation	Age as of June 30, 2012	Director Since
Thomas B. Pickens III	Chairman and Chief Executive Officer of Astrotech Corporation	55	2004
Mark Adams*	Founder, President and CEO, Advocate MD Financial Group, Inc.	50	2007
John A. Oliva*	Managing Principal, Capital City Advisors, Inc.	56	2008
William F. Readdy*	Founder, Discovery Partners, International LLC	60	2008
Sha-Chelle Devlin Manning*	Managing Director, Nanoholdings LLC	44	2009
Daniel T. Russler, Jr.*	Family Asset Management, LLC	49	2011

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

Mr. Adams brings to our Board a wide range of experience in business, with a particular focus on entrepreneurism. He has brought his diversity of thought to the Board of Directors since 2007, which positions him as the longest tenured director other than Mr. Pickens. As stated above, Mr. Adams serves as a director for several public and private companies, including Astrotech, providing the Board with expertise in management and corporate governance. Mr. Adams is the Chairman of the Governance and Nominating Committee.

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

Sha-Chelle Manning

Sha-Chelle Manning is a founder and Chief Marketing Officer of Malibu IQ.

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

Executive Officers and Key Employees of the Company who are Not Directors

Set forth below is a summary of the background and business experience of the executive officers of the Company who are not nominees of the Board of Directors:

Name	Position(s)	Age as of June 30, 2012
John M. Porter *	Senior Vice President, Chief Financial Officer, Treasurer and Secretary	40
Don M. White Jr.	Senior Vice President, GM of Astrotech Space Operations	49

*John Porter served as Senior Vice President, Chief Financial Officer, Treasurer and Secretary until his termination from Astrotech Corporation in August 2012.

With the exception of John Porter, the executive officers and key employees named below will serve in such capacities until the next annual meeting of the Company’s Board of Directors, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification, or removal from office.

John M. Porter

Mr. Porter joined Astrotech in October 2008 and served as the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Secretary. He was responsible for overall strategic planning, corporate development and finance. His primary areas of focus were utilizing financial management to support the core spacecraft payload processing business while efficiently advancing the Company’s biotechnology initiatives in microgravity processing and commercializing advanced technologies that have been developed in and around the space industry.

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

Operations of the Board of Directors

Board Member Attendance at Annual Meeting of Stockholders

The Company strongly encourages each member of the Board of Directors to attend each annual meeting of stockholders. Accordingly, we expect most, if not all, of the Company’s directors to be in attendance at the meeting. All of our directors attended the 2011 annual meeting of stockholders.

Meetings and Committees of the Board of Directors

The Board of Directors and its committees meet periodically during the year as deemed appropriate. During 2012, the Board of Directors met five times. No director attended fewer than 75% of all the 2011 meetings of the Board of Directors and its committees on which each such director served, with the exception of Mark Adams, who attended 67% of all meetings.

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

Committees of the Board of Directors

During fiscal year 2012, the Board of Directors had three standing committees: an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. Each such committee currently consists of three persons and each member of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committees is required, at the minimum, to meet the “independence” requirements of the Nasdaq Capital Market’s Marketplace Rules. The Governance and Nominating Committee, the Audit Committee and the Compensation Committee have adopted a charter that governs its authority, responsibilities and operation. The Company periodically reviews, both internally and with the Board, the provisions of the Sarbanes-Oxley Act of 2002, and the rules of the SEC and NASDAQ regarding corporate governance policies, processes and listing standards. In conformity with the requirement of such rules and listing standards, we have adopted a written Audit Committee Charter, a Compensation Committee Charter, and a Corporate Governance and Nominating Committee Charter, which may be found on the Company’s web site at www.astrotechcorp.com under “For Investors” or by writing to Astrotech Corporation, 401 Congress Avenue, Suite 1650, Austin, Texas 78701, Attention “Investor Relations” and requesting copies.

The Board of Directors has determined each of the following directors to be an “independent director” as such term is defined by Rule 5605(a)(2) of the NASDAQ Marketplace Rules: Mark Adams; John A. Oliva; Sha-Chelle Manning, William F. Readdy and Daniel T. Russler, Jr.

The Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee was created by the Board of Directors in February 2004. The Corporate Governance and Nominating Committee’s charter was adopted by the Committee and approved by the Board in May 2004. The charter is available in the “For Investors” section of the Company’s web site at www.astrotechcorp.com. The primary purpose of the Corporate Governance and Nominating Committee is to provide oversight on the broad range of issues surrounding the composition and operation of the Board of Directors, including identifying individuals qualified to become Board members and recommending to the Board director nominees for the next Annual Meeting of Shareholders. As of the end of fiscal year 2012 the Corporate Governance and Nominating Committee consisted of Mr. Adams (Chairman), Ms. Manning and Mr. Oliva. During fiscal year 2012, the Corporate Governance and Nominating Committee met once.

The Audit Committee

The Audit Committee is composed solely of independent directors that meet the requirements of NASDAQ and SEC rules and operates under a written charter adopted by the Audit Committee and approved by the Board of Directors in May 2004. The charter is available on the Company’s web site which is www.astrotechcorp.com. The Audit Committee is responsible for appointing and compensating a firm of independent registered public accountants to audit the Company’s financial statements, as well as oversight of the performance and review of the scope of the audit performed by the Company’s independent registered public accountants. The Audit Committee also reviews audit plans and procedures, changes in accounting policies, and the use of the independent registered public accountants for non-audit services. As of the end of fiscal year 2012, the Audit Committee consisted of Mr. Oliva (Chairman), Mr. Russler and Ms. Manning. During fiscal year 2012, the Audit Committee met seven times. The Board of Directors has determined that John A. Oliva met the qualification guidelines as an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.

Mr. Russler was appointed to the Audit Committee in April 2011.

The Compensation Committee

The Compensation Committee is composed solely of independent directors that meet the requirements of NASDAQ and SEC rules and operates under a written charter adopted by the Compensation Committee and approved by the Board of Directors in May 2004, and amended in May 2005. The charter is available on the Company’s web site at www.astrotechcorp.com. The Compensation Committee is responsible for determining the compensation and benefits of all executive officers of the Company and establishing general policies relating to compensation and benefits of employees of the Company. The Compensation Committee also administers the Company’s 2008 Stock Incentive Plan, the 1994 Stock Incentive Plan, the 1995 Directors’ Stock Option Plan, and the Employee Stock Purchase Plan in accordance with the terms and conditions set forth in those plans. As of the end of fiscal year 2012, the Compensation Committee consisted of Mr. Russler (Chairman), Mr. Readdy, and Mr. Oliva. During fiscal year 2012, the Compensation Committee met seven times.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who beneficially own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership with the SEC. Such directors, executive officers, and greater than 10% Shareholders are required by SEC regulation to furnish to the Company copies of all Section 16(a) forms they file. Due dates for the reports are specified by those laws, and the Company is required to disclose in this document any failure in the past fiscal year to file by the required dates. Based solely on written representations of the Company’s directors, executive officers and 10% Shareholders and on copies of the reports that they have filed with the SEC, it is the Company’s belief that all of Astrotech’s directors, executive officers and 10% Shareholders complied with all filing requirements applicable to them with respect to transactions in the Company’s equity securities during fiscal year.

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

To remain competitive, the Compensation Committee periodically benchmarks our executive compensation program to determine how actual compensation targets and levels compare to our overall philosophy and target markets. The primary purpose of the benchmarking process is to provide the Compensation Committee with data from a peer group of companies to use as a guide in determining Astrotech performance compensation. The peer group is comprised of a mix of public companies that are as follows:

•	Geographically similar to the location of our Austin headquarters;

•	In the aerospace, defense and government contractor industries; and

•	Are of approximate size and complexity.

The list of companies used as the basis for benchmarking for the year ended June 30, 2012 is as follows:

•	Integral Systems

•	Herley Industries

•	Ceradyne Inc.

•	Sypris Solutions

•	Orbital Science Corporation

•	Valence Technology

•	Active Power

•	Convio

•	SolarWinds

•	Luminex

•	KVH Industries

This benchmarking considers information from proxy data for the peer group’s CEO and NEOs and was last presented to the Compensation Committee in August 2012. The Compensation Committee determined that the companies included in the peer group were reasonably similar to Astrotech. The Compensation Committee used the benchmark information as external market-based data points when determining the compensation levels for each of the NEOs. During the course of setting the NEO incentive compensation for 2012 and the salary for 2013, the Compensation Committee considered factors such as company and individual performance, in addition to, and along with, the benchmark information.

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

Role of the Compensation Committee and CEO in Determining Executive Compensation

Mr. Pickens is not a member of the Compensation Committee. He did not attend the Compensation Committee meetings in July 2011 or August 2012, which discussed NEO and all other employee compensation.

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

For fiscal year 2012, the Compensation Committee approved short-term cash incentives encompassing three equally weighted “Bonus Elements,” each based upon specific objectives set by the Compensation Committee at the beginning of the fiscal year. The sum of the Payout Percentage for each of the Bonus Elements, then is applied to the award levels for each employee to determine the Bonus Award. For fiscal year 2012, the Compensation Committee had established the following three Bonus Elements:

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

During the review of the fiscal year ended June 30, 2012, the Compensation Committee held multiple meetings to discuss NEO performance versus a set of financial and non-financial performance targets, some of which extend beyond the current year, including:

•	The Company meeting or exceeding the 2012 budget for revenue
•	The Company meeting or exceeding the 2012 budget for net income
•	Optimizing the Company’s capital structure
•	Reducing controllable costs in order to allow reinvestment in potential growth initiatives
•	Continuing business development for ASO
•	Advancing the Spacetech initiatives
•	Other activities designed to progress the overall value of the Company

In determining 2012 incentive compensation, the Compensation Committee reviewed each goal individually and discussed how the goals impacted the Company. While the Company appreciates the ease compensation plans which use simplistic goals based primarily on a financial performance measure, such as net income or adjusted income, the Compensation Committee believes that it is important for the Company to have additional goals which are designed to increase shareholder value in the current year and over a longer time horizon. As such, there is not a specific formula for the non-financial goals or a set of performance targets that must be achieved in order for NEOs to earn their incentive compensation, nor are the non-financial goals all equally weighted in the view of the Compensation Committee. Additionally, the bonus philosophy requires the Compensation Committee to review individual performance when determining annual incentive pay.

Following a thorough review and discussion, the fiscal year 2012 actual cash incentive award was determined by the Compensation Committee for each NEO. The percentage of target paid reflects the overall decision by the Compensation Committee on the combination of factors described above, including, but not limited to, the performance against the fiscal year 2012 budget, the non-financial quantitative goals that each NEO worked to complete, and the individual performance of the NEO. The Compensation Committee decision culminated in the following awards for fiscal year 2012: Mr. Pickens’ cash incentive of $185,000 represented 93% of his target and Mr. White’s cash incentive of $125,000 represented 111% of his target.

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

As of June 30, 2012, Mr. Pickens and Mr. White were the executives with existing employment contracts. In July 2010, Mr. Royston was terminated from Astrotech. The agreements provide for severance payments and benefits if termination occurs without “cause” or if the executive leaves for “good reason.” There is also additional compensation provided in circumstances following such termination after a “change in control.” Additional information regarding the severance and change in control payments, including a definition of key terms and a quantification of benefits that would have been received by our NEOs at termination is found under Potential Payments upon Termination or Change in Control, which follows.

Stock Ownership Guidelines

The Company has not established stock ownership guidelines.

Tax Deductibility Policy

The Compensation Committee considers the deductibility of compensation for federal income tax purposes in the design of the Company’s compensation programs. We believe that all of the incentive compensation paid to our NEOs for fiscal year 2012 qualifies as “performance-based compensation” and thus, is fully deductible by the Company for federal income tax purposes. While we generally seek to ensure the deductibility of the incentive compensation paid to our NEOs, the Compensation Committee intends to retain the flexibility necessary to provide cash and equity compensation in line with competitive practice, our compensation philosophy, and the best interest of our Shareholders even if these amounts are not fully tax deductible. The employment agreements between the Company and its NEOs provide for interpretation, operation and administration consistent with the intent of Section 409A of the Internal Revenue Code, to the extent applicable.

Compensation Committee Interlocks and Insider Participation

The Company’s Compensation Committee consists of Mr. Russler (Chairman), Mr. Readdy and Mr. Oliva.

Compensation Committee Report

Astrotech’s Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis required by item 402(b) of Regulation S-K and, based on such review and discussion, has recommended to the Board of Directors that such Compensation Discussion and Analysis be included in Form 10-K for fiscal year ended June 30, 2012.

Daniel T. Russler, Jr.

John A. Oliva

William F. Readdy

Executive Compensation

The Summary Compensation Table provides compensation information about Astrotech’s principal executive officer, principal financial officer and the other most highly compensated executive officers.

Summary Compensation Table

					Spacetech
				Stock	Incentive	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)

Thomas B. Pickens III;	2012	399,000	185,000	86,740	—	13,673	684,413
Chief Executive Officer	2011	399,000	90,077	62,359	17,140	18,798	587,374

Don M. White(5);	2012	225,000	125,000	43,370	—	9,591	402,961
Sr. VP, GM of Astrotech Space Operations	2011	225,000	70,750	17,460	—	11,664	324,874

John M. Porter(6);	2012	275,000	—	—	—	15,379	290,379
Chief Financial Officer	2011	275,000	50,000	49,887	12,855	10,994	398,736

James D. Royston(7);	2012	—	—	—	—	—	—
Former President	2011	191,543	18,000	—	—	1,341	210,884

(1)	See narrative on Short-term Cash Incentives: Bonus was awarded in August 2012 for performance in fiscal year 2012.

(2)

See narrative on Long-term Incentive Non-cash Awards: Includes options granted on August 21, 2012, Mr. Pickens received 100,000 options and Mr. White received 50,000 options in Astrotech, these options vest upon a stock closing price of $1.50 and have a strike price of $1.20.  Includes options granted on September 13, 2011, Mr. Pickens received 112,500 options, Mr. Porter received 90,000 options and Mr. White received 31,500 options in Astrotech, these options vest upon a stock closing price of $1.50 and have a strike price of $0.71. For a discussion of the assumptions we made in valuing the stock, see Note 2 (“Summary of Significant Accounting Policies: Share-Based Compensation”) and Note 10 (“Common Stock Incentive, Stock Purchase Plans and Other Compensation Plans”).

(3)

Includes options granted on September 13, 2011. Mr. Pickens received 200 options and Mr. Porter received 150 options in 1st Detect. For a discussion of the assumptions we made in valuing the stock, see Note 2 (“Summary of Significant Accounting Policies: Share-Based Compensation”) and Note 10 (“Common Stock Incentive, Stock Purchase Plans and Other Compensation Plans”).

(4)	See Schedule of All Other Compensation that follows for further detail.

(5)

In addition to his fiscal year 2011 performance bonus of $63,250, Mr. White was awarded a bonus of $7,500 in February 2011 as a result of his participation in the Company’s long term cash incentive plan.

(6)	Mr. Porter was terminated on August 3, 2012.

(7)

Mr. Royston was terminated on July 13, 2010. The total compensation of $210,884 consists primarily of payments made in accordance with Mr. Roystons Separation Agreement (incorporated by reference to Exhibit 10.63 of the Registrant’s Annual Report on 10-K filed with the Securities and Exchange Commission on August 30, 2011).

Schedule of All Other Compensation for Fiscal Year 2012

	401(K) Plan Company Matching Contributions	Supplemental Disability Insurance Premium	Other Benefits	Total
Named Executive Officer	($)	($)	($)	($)

Thomas B. Pickens III(1)	—	1,673	12,000	13,673

Don M. White Jr.	8,647	944	—	9,591

John M. Porter(2)	14,226	1,153	—	15,379

(1)	Mr. Pickens employment contract includes a car allowance of $1,000 per month.

(2)	Mr. Porter was terminated on August 3, 2012.

Fiscal Year 2012 Grants of Plan-Based Awards

The following table shows additional information regarding: (i) the target and presumed maximum level of annual cash incentive awards for the Company’s executive officers for performance during fiscal year 2012, as established by the Compensation Committee; and (ii) Astrotech equity awards granted in August 2012 that were awarded to help retain the NEOs and focus their attention on building shareholder value. The actual amount of the annual cash incentive award received by each NEO for performance during fiscal year 2012 is shown in the Fiscal Year 2012 Summary Compensation Table.

	Estimated Future Payouts
	Under Non-		All Other Option		Grant Date
	Equity Incentive Plan Awards		Awards:	Spacetech	Fair Value	Grant Date
	Target	Maximum	Number of Securities	Options	of Equity	Of Equity
Name	($)(1)	($)(1)	Underlying Options	(#)	($)	Awards

Thomas B. Pickens III	119,700	199,500	100,000	—	86,740	August 21, 2012

Don M. White Jr.	67,500	112,500	50,000	—	43,370	August 21, 2012

(1)	Estimated bonus for Mr. Pickens and Mr. White are computed at a maximum of 50% of base salary. Estimated target bonus percentage is 30% of base salary.

The fiscal year 2012 actual cash incentive award was determined by the Compensation Committee for each NEO. Mr. Pickens’ bonus of $185,000 represented 93% of his maximum bonus and 46% of his salary. Mr. White’s bonus of $125,000 represented 111% of his maximum bonus and 56% of his salary. The bonuses were based on performance for the fiscal year 2012 (further detail is provided in the Short-Term Cash Incentives discussion).

Employment Agreements

During fiscal year 2012, the Company had employments agreements in place with Mr. Pickens and Mr. White. Each employment agreement sets forth, among other things, the NEO’s minimum base salary, bonus opportunities and provisions with respect to certain payments and other benefits upon termination of employment under certain circumstances such as without “Cause,” leaving employment for “Good Reason” or a “Change in Control.” Please see Potential Payments Upon Termination or Change in Control for a description of such provisions.

The minimum base salary set in the employment agreement for Mr. Pickens is $360,000 and for Mr. White is $184,765. The NEOs are eligible for short-term cash incentives, as are all employees of the Company. All NEO’s maximum bonus is 50%, subject to Compensation Committee discretion.

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

The Compensation Committee also awarded bonuses to directors, NEOs, and employees in August 2012, in recognition of the employee performance during fiscal year 2012.

Salary and Bonus in Proportion to Total Compensation

We believe that a substantial portion of each NEO’s compensation should be in the form of performance based awards, particularly equity based awards which align the interests of management with that of the shareholders. In 2012, the total compensation of our NEOs was consistent with this philosophy. Providing long-term compensation such as equity awards allows the Company to attract and incentivize qualified executives with less cash outlay, and to retain the executives over a longer period.

Outstanding Equity Awards at Fiscal Year 2012 End

The following table shows certain information about unexercised options and restricted stock as of June 30, 2012.

Schedule of Outstanding Equity Awards

	Restricted Stock, Option Awards & Warrants
	Number of Securities Underlying Unexercised Options (#) Exercisable (1)					Number of Securities Underlying Unexercised Warrants/ Options (#) Unexercisable (3) (Spacetech)
					Number of Securities Underlying Unexercised Warrants (#) Exercisable (Spacetech)
		Number of Securities Underlying Unexercised Options (#) Unexercisable (2) (4)
								Unvested Restricted Stock (Spacetech)
				Option Exercise Price ($)			Unvested Restricted Stock
Name									Expiration Date

Thomas B. Pickens III	500	—		7.70	—	—	—	—	12/01/2012
	500	—		7.20	—	—	—	—	12/12/2013
	—	112,500		0.71	—	—	—	—	09/13/2021
	—	100,000	*	1.20	—	—	—	—	8/21/2022
	—	—		—	1,680	—	—	—	01/19/2017
	—	—		—	—	200	—	—	09/13/2021
	—	—		—	—	—	250,000	—	N/A

Don M. White Jr.	1,200	—		11.50	—	—	—	—	08/09/2016
	37,500	12,500		0.33	—	—	—	—	10/06/2018
	—	31,500		0.71	—	—	—	—	09/13/2021
	—	50,000	*	1.20	—	—	—	—	8/21/2022
	—	—		—	—	—	25,000	—	N/A

John M. Porter(5)	100,000	—		0.35	—	—	—	—	10/01/2018
	—	90,000		0.71	—	—	—	—	09/13/2021
	—	—		—	980	—	—	—	01/19/2017
	—	—		—	—	150	—	—	09/13/2021
	—	—		—	—	—	100,000	—	N/A

*	Options were awarded in August 2012 for performance in fiscal year 2012.

(1)	All exercisable options will expire 90 days after the date of employee’s termination.

(2)	Options granted on September 13, 2011 and August 21, 2012 vest upon stock price reaching close of business price of $1.50 and expire 10 years from grant date.

(3)	Options granted on September 13, 2011 with an expiration date of September 13, 2021 vest upon certain benchmarks being achieved.

(4)	Mr. White’s 12,500 options with a strike price of $0.33 vest ratable over a four year period. These 37,500 options represent 75% of the original stock options granted.

(5)	Mr. Porter was terminated on August 3, 2012.

The following table provides information with respect to the vesting of each NEO’s outstanding restricted stock, unexercisable options and warrants:

Schedule of Vesting Astrotech Restricted Stock Grants
Named Executive Officer	08/19/2012

Thomas B. Pickens III	250,000
John M. Porter (1)	100,000
Don M. White Jr.	25,000

(1)

Mr. Porter was terminated on August 3, 2012 and the 100,000 restricted shares were cancelled on that date.

Schedule of Vesting Astrotech Stock Option Grants Named Executive Officer	10/06/2012	Dependent upon Astrotech Vesting Plan

Thomas B. Pickens III		212,500	(1)
Don M. White Jr.	12,500	81,500	(1)
John M. Porter(2)		90,000	(1)

(1)

Options granted on September 13, 2011 & August 21, 2012, vest upon a closing stock price of $1.50.

(2)

Mr. Porter was terminated on August 3, 2012 and the unvested stock options were cancelled.

Dependent upon
Schedule of Vesting Spacetech Stock Option Grants	Spacetech Vesting
Named Executive Officer	Plan

Thomas B. Pickens III(1)	200
John M. Porter(1) (2)	150

(1)

1st Detect stock options vest upon the earlier of three performance-based criteria, as determined by the Compensation Committee.

(2)

Mr. Porter was terminated on August 3, 2012, Spacetech stock options had not vested at that point and were cancelled.

2012 Option Exercises and Stock Granted

During fiscal year 2012, there were no stock options exercised by the Company’s CEO or other NEOs.

Pension Benefits

All employees of the Company, including NEOs, are eligible to participate in the Astrotech 401(k) plan. In accordance with this plan, employees are eligible to contribute up to 35% of their base salary subject to Internal Revenue Service limitations into the plan with all such contributions being fully vested upon contribution. The Company will match, dollar for dollar, up to 5% of the employee’s salary. Employer contributions into the plan vest pro-rata after 3 years of vesting service and are fully vested thereafter. The Company has no additional pension benefits for its NEOs.

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

The benefits to be provided to the NEO in each of these situations are described in the tables below, which assume that the termination had taken place in fiscal year 2012.

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

As termination benefits would be payable upon an event following June 30, 2012, the tables below reflect salary changes made by the Compensation Committee for fiscal year 2013.

Thomas B. Pickens III

			Resignation
	Resignation	Termination	for Good
	for Good	for Other	Reason or
	Reason or	Than Good	Termination
	Termination	Reason or	Without Cause
Benefits and Payments	Without	Termination	After Change-
Upon Termination	Cause ($)(1)	With Cause ($)	in-Control ($)(2)	Disability ($)	Death ($)

Compensation:
Base Salary	439,000	—	658,500	439,000	439,000
Bonus(3)	109,750	—	164,625	109,750	109,750

Equity(4):
Restricted Stock	270,000	—	270,000	270,000	270,000
Spacetech Equity Awards	258,288	—	258,288	258,288	258,288

Benefits and Perquisites:
Post-Termination Health Care	19,557	—	29,336	19,557	19,557
Accrued Vacation Pay(5)	42,212	42,212	42,212	42,212	42,212
Total:	1,138,807	42,212	1,422,961	1,138,807	1,138,807

(1)	Pursuant to the employment agreement, this estimate assumes twelve months of base salary and benefits after termination.

(2)	Provision on change in control provides for 18 months salary if terminated, which also increases estimated maximum bonus.

(3)	Bonus calculated at 50% of estimated maximum bonus.

(4)

Astrotech equity awards assumed exercise price of $1.08, which was the closing ASTC stock price as of June 30, 2012. Unvested options with a strike price above market value as of June 30, 2012 were not included in the calculation. Spacetech warrants were valued based on the Black Scholes Model and Spacetech restricted stock was based on a third party valuation.

(5)	Assumes 5 weeks of accrued vacation upon termination (maximum contractual allowance).

Don M. White Jr.

			Resignation
	Resignation	Termination	for Good
	for Good	for Other	Reason or
	Reason or	Than Good	Termination
	Termination	Reason or	Without Cause
Benefits and Payments	Without	Termination	After Change-
Upon Termination	Cause ($)(1)	With Cause ($)	in-Control ($)(2)	Disability ($)	Death ($)

Compensation(3):
Base Salary	123,500	—	168,750	123,500	123,500
Bonus	61,750	—	92,625	61,750	61,750

Equity:
Restricted Stock(4)	27,000	—	27,000	27,000	27,000
Options(5)	28,125	—	28,125	28,125	28,125

Benefits and Perquisites:
Post-Termination Health Care	6,998	—	10,497	6,998	6,998
Accrued Vacation Pay(6)	23,750	23,750	23,750	23,750	23,750
Total:	271,123	23,750	350,747	271,123	271,123

(1)	Pursuant to the employment agreement, this estimate assumes six months of base salary and benefits after termination.

(2)	Provision on change in control provides for nine months salary if terminated, which also increase estimated maximum bonus.

(3)	Bonus estimated at 50% of maximum bonus.

(4)	Equity awards assumed exercise price of $1.08, which was the ASTC closing stock price as of June 30, 2012.

(5)

Option awards assumed market price of $1.08, which was the ASTC closing stock price as of June 30, 2012. Unvested options with a strike price above market value as of June 30, 2012, were not included in the calculation.

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

Cash-Based Compensation

Company directors, other than the Chairman of the Audit Committee and Chairman of the Compensation Committee, receive an annual stipend of $30,000 paid upon the annual election of each non-employee director or upon joining the Board of Directors. The Chairman of the Audit Committee receives an annual stipend of $40,000 and the Chairman of the Compensation Committee and the Governance and Nominated Committee receive an annual stipend of $35,000, recognizing the additional duties and responsibilities of those roles. In addition, each non-employee director receives a meeting fee of $3,000 for each meeting of the Board of Directors attended in person and $1,000 for each such meeting attended by conference call.

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

Fiscal Year 2012 Non-Employee Director Compensation Table

	Fees Earned or Paid in Cash	Restricted Stock Awards	Stock Options	All other compensation	Total
Name	($)	($)	($)	($)	($)

Mark Adams	41,000	—	26,022	—	67,022
John A. Oliva	56,250	—	26,022	—	82,272
William F. Readdy	39,500	—	26,022	—	65,522
Sha-Chelle Manning	40,750	—	26,022	—	66,772
Daniel T. Russler, Jr.	50,750		26,022		76,772
Total	228,250	—	130,110	—	358,360

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of June 30, 2012, certain information regarding the beneficial ownership of the Company’s outstanding common stock held by (i) each person known by the Company to be a beneficial owner of more than five percent of any outstanding class of the Company’s capital stock, (ii) each of the Company’s directors, (iii) the Company’s Chief Executive Officer and two most highly compensated executive officers at the end of the Company’s last completed fiscal year, and (iv) all directors and executive officers of the Company as a group. Unless otherwise described below, each of the persons listed in the table below has sole voting and investment power with respect to the shares indicated as beneficially owned by each party.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership (#)	Shares Subject To Options (#)	Total (#)	Percentage of Class(1)

Certain Beneficial Owners
SMH Capital Advisors, Inc.(2)	2,272,046	—	2,272,046	11.7%
Bruce & Co., Inc.(3)	1,070,073	—	1,070,073	5.5%

Non-Employee Directors:(4)

Mark Adams(5)	449,219	101,000	550,219	2.8%
John A. Oliva(6)	170,000	100,000	270,000	1.4%
William F. Readdy(7)	150,000	100,000	250,000	1.3%
Sha-Chelle Manning(8)	135,000	60,000	195,000	1.0%
Daniel T. Russler	25,000	60,000	85,000	*

Named Executive Officers:(4)

Thomas B. Pickens III(9)	1,950,000	213,500	2,163,500	11.1%
John M. Porter(10)	350,000	190,000	540,000	2.8%
Don M. White Jr.(11)	85,900	120,200	206,100	1.1%
All Directors and Named Executive Officers as a Group (7 persons)	3,315,119	944,700	4,259,819	21.8%

*	Indicates beneficial ownership of less than 1% of the outstanding shares of common stock.

#	Includes unvested restricted stock grants.

(1)

Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the number and percentage owned by any other person listed. As of June 30, 2012, we had 19,501,310 shares of common stock outstanding, including 671,813 of restricted stock with voting rights.

(2)

Held by SMH Capital Advisors, Inc. in discretionary accounts for the benefit of its clients. This holder’s address is 4800 Overton Plaza, Suite 300, Ft. Worth, Texas 76109. Includes information from Form 13G filed by SMH Capital Advisors, Inc. on December 31, 2011.

(3)	Bruce & Co., Inc., is the investment manager for Bruce Fund, Inc., a Maryland registered investment company with its principle business conducted at 20 North Wacker Dr., Suite 2414, Chicago, IL 60606.

(4)	The applicable address for all non-employee directors and named executive officers is c/o Astrotech Corporation, 401 Congress Ave., Suite 1650, Austin, TX 78701.

(5)	Includes 53,333 shares of unvested restricted stock. On August 19, 2012, 53,333 restricted shares vested.

(6)	Includes 48,333 shares of unvested restricted stock. On August 19, 2012, 48,333 restricted shares vested.

(7)	Includes 36,666 shares of unvested restricted stock. On August 19, 2012, 36,666 restricted shares vested.

(8)	Includes 36,666 shares of unvested restricted stock. On August 19, 2012, 36,666 restricted shares vested.

(9)	Includes 250,000 shares of unvested restricted stock. On August 19, 2012, 250,000 restricted shares vested.

(10)	Includes 100,000 shares of unvested restricted stock. Mr. Porter was terminated on August 3, 2012 and the unvested restricted shares were cancelled.

(11)	Includes 25,000 shares of unvested restricted stock. On August 19, 2012, 8,334 restricted shares vested.

Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information

The following table is as of June 30, 2012.

		(a)	(b)	(c)
Plans Previously Approved by Security Holders	Options Authorized	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available at June 30, 2012 For future issuance under equity compensation plans (excluding securities reflected in column (a)

The 1994 Plan(1)	395,000	8,600	$13.56	—
Directors Stock Option Plan(2)	50,000	6,500	$7.00	38,500
1997 Employee Stock Purchase Plan(3)	150,000	—	N/A	1,735
2008 Stock Incentive Plan(4)	5,500,000	761,650	$0.55	333,501
2011 Stock Incentive Plan(5)	1,750,000	364,000	$0.89	1,056,000
2011 1st Detect Stock Incentive Plan(6)	2,500	955	$212.00	1,765

(1)

Under the terms of the 1994 Plan, the number and price of the options granted to employees is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. As of October 2010, additional shares cannot be granted from the 1994 Plan.

(2)	Options under the Directors’ Plan vest after one year and expire seven years from the date of grant. No shares were granted from the Directors’ Plan during fiscal year 2012.

(3)

The Employee Stock Purchase plan allowed eligible employees to purchase shares of Common Stock of the Company at prices no less than 85% of the current market price. Company discontinued employee purchases of common stock under the plan in the fourth quarter of fiscal year 2007.

(4)

The 2008 Stock Incentive Plan authorizes the award of stock grants, restricted stock and stock options. The number and price of the awards granted to employees is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. As of June 30, 2012, 671,813 shares of unvested restricted stock were outstanding.

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

Item 13.

Certain Relationships and Related Transactions and Director Independence.

Director Independence

The Board of Directors has determined each of the following directors to be an “independent director” as such term is defined by Nasdaq Listing Rule 5605(a)(2):

Mark Adams

John A. Oliva

William F. Readdy

Sha-Chelle Manning

Daniel T. Russler, Jr.

The Board of Directors has also determined that each member of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee during fiscal year 2012 meet the independence requirements applicable to those Committees prescribed by Nasdaq and SEC rules.

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

The following table presents fees paid or to be paid for professional audit services rendered by Ernst & Young for the audit of the Company’s annual financial statements during the years ended June 30, 2012 and June 30, 2011. Ernst & Young LLP did not provide tax or other consulting services during 2012 or 2011.

	Fiscal 2012	Fiscal 2011

Audit Fees(1)	$182,631	$206,000
Tax Fees	—	—
All Other Fees	—	—
Total All Fees	$182,631	$206,000

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

Exhibit No.	Description of Exhibit

(3)	Articles of Incorporation and Bylaws

3.1

Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

3.2

Bylaws of the Registrant (incorporated by reference to the Registrant’s registration statement on Form S-1, File No. 33- 97812, and all amendments thereto, filed with the Securities and Exchange Commission on October 5, 1995).

(4)	Instruments Defining the Rights of Security Holders, including Indentures

4.1

Designation of Rights, Terms and Preferences of Series B Senior Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

4.2

Preferred Stock Purchase Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 2, 1999 (incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999).

4.3

Registration Rights Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 5, 1999 (incorporated by reference to Exhibit 4.3 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999).

4.4

Indenture dated as of October 15, 1997 between the Registrant and First Union National Bank, as Trustee, relating to the Registrant’s 8.0% Convertible Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-43221) filed with the Securities and Exchange Commission on December 24, 1997).

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

4.9

Amendment Three to Rights Agreement, dated as of August 10, 2012, between Astrotech Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on August 10, 2012).

Exhibit No.	Description of Exhibit

(10)	Material Contracts

10.1

Letter Agreement dated August 15, 1995, by and between the Registrant and Mitsubishi Corporation (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-97812) filed with the Securities and Exchange Commission on October 5, 1995).

10.2

SPACEHAB, Incorporated 1995 Directors’ Stock Option Plan as amended and restated effective October 21, 1997 (incorporated by reference to Exhibit B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 12, 1997).

10.3

Office Building Lease Agreement, dated October 6, 1993, between Astrotech and the Secretary of the Air Force (Lease number SPCVAN — 2-94-001) (incorporated by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed with the Securities and Exchange Commission on September 12, 1997).

10.4

SPACEHAB, Incorporated 1994 Stock Incentive Plan as amended and restated effective October 14, 1999 (incorporated by reference to Exhibit 10.90 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission on September 17, 1999).

10.5

Agreement, dated September 30, 2004, between the Registrant and Dr. Shelley A. Harrison (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

10.6

Lease for property at 300 D Street, SW, Suite #814, Washington, DC, dated as of December 16, 1998, by and between the Registrant and The Washington Design Center, LLC (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

10.7

Sublease Agreement, dated as of July, 2002, between the Registrant and The Boeing Company (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

10.8

SPACEHAB, Incorporated 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit C of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 12, 1997).

Exhibit No.	Description of Exhibit

10.9

Agreement between Astrotech Space Operations, Inc. and McDonnell Douglas Corporation, dated January 7, 2000 (incorporated by reference to Exhibit 10.103 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 12, 2000).

10.10

Agreement between Astrotech Space Operations, Inc. and Lockheed Martin Commercial Launch Services, Inc., dated January 24, 2000 (incorporated by reference to Exhibit 10.104 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 12, 2000).

10.11

Credit agreement dated as of August 30, 2001 by and between Astrotech Florida Holdings, Inc. and SouthTrust Bank (incorporated by reference to Exhibit 10.114 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed with the Securities and Exchange Commission on November 8, 2001).

10.12

Employment and Non-Interference Agreement, dated as of April 1, 2003, between the Registrant and Michael E. Kearney (incorporated by reference to Exhibit 10.119 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003).

10.13

First amendment to the Credit Agreement dated as of August 30, 2001 by and between Astrotech Florida Holdings, Inc. and SouthTrust Bank (incorporated by reference to Exhibit 10.122 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 filed with the Securities and Exchange Commission on February 13, 2004).

10.14

Employment and Non-Interference Agreement, dated as of January 9, 2004, between the Registrant and Brian K. Harrington (incorporated by reference to Exhibit 10.123 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 12, 2004).

10.15

50 Year Lease, dated as of February 1, 1991, between the Registrant and Canaveral Port Authority (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

10.16

Commercial Contract, dated as of March 3, 2005, between the Registrant and Tamir Silvers, LLC (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

Exhibit No.	Description of Exhibit

10.17

Lease Agreement, dated as of February 18, 2005, between the Registrant and R & H Investments, a California partnership (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

10.18

Fixed Price Subcontract 889208 for Wideband Gapfiller Satellite Program Launch Site Payload Processing Facilities and Services, dated as of January 18, 2005, between Boeing Satellite Systems, Inc. and Astrotech Space Operations, Inc. (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

10.19

Loan Agreement, dated as of February 11, 2005, between the Registrant and First American Bank, SSB (incorporated by reference to Exhibit 10.125 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 filed with the Securities and Exchange Commission on February 14, 2005).

10.20

Letter Contract No. GF80726B11, dated as of February 18, 2004, between the Registrant and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.23 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

10.21

ISS Program Integration and Control Contract, between SPACEHAB Government Services, Inc. and ARES Corporation (incorporated by reference to Exhibit 10.24 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

10.22

Asset Purchase Agreement, dated as of December 19, 2000, between the Registrant and Astrium GmbH. (incorporated by reference to Exhibit 10.27 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

10.23

Amendment No. 1 to Asset Purchase Agreement, dated as of December 19, 2000, between the Registrant and Astrium GmbH, dated July 3, 2001 (incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

10.24

Lease Agreement, dated as of February 28, 2001, between the Registrant and Astrium GmbH (incorporated by reference to Exhibit 10.29 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

Exhibit No.	Description of Exhibit

10.25

Binding Term Sheet, dated as of December 19, 2001, between the Registrant and Astrium GmbH, amending the Lease Agreement, dated as of February 28, 2001, between the Registrant and Astrium GmbH (incorporated by reference to Exhibit 10.30 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

10.26

Lease Agreement, dated as of July 3, 2001, between the Registrant and Astrium GmbH (incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

10.27

Agreement No. 48801 for Provision of Payload Processing Facilities and Support in Conjunction with Commercial Atlas Launches, between Astrotech Space Operations, Inc. and Lockheed Martin Commercial Launch Services, Inc. (incorporated by reference to Exhibit 10.32 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

10.28

Contract No. NNK04LA75C, dated as of July 2, 2004, between Astrotech Space Operations, Inc. and John F. Kennedy Space Center, NASA (incorporated by reference to Exhibit 10.33 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

10.29

Agreement and Statement of Work, dated as of April 25, 1996 and as amended by Amendment No. 3 as of December 6, 2002, between Astrotech Space Operations, Inc. and Sea Launch Company, L.L.C. (incorporated by reference to Exhibit 10.34 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

10.30

Employment and Non-Interference Agreement, dated as of May 12, 2005, between the Registrant and Michael E. Bain (incorporated by reference to Exhibit 10.35 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

10.31

Employment and Non-Interference Agreement, dated as of May 12, 2005, between the Registrant and E. Michael Chewning (incorporated by reference to Exhibit 10.36 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

Exhibit No.	Description of Exhibit

10.32

Settlement Agreement and Mutual Release of All Claims, dated as of May 25, 2005, among the Registrant and Lloyd’s of London, Goshawk Syndicate No. 102, Euclidian Syndicate No. 1243, Ascot Underwriting Ltd. Syndicate No. 1414, and R.J. Kiln Syndicate No. 510 (incorporated by reference to Exhibit 10.37 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

10.33

Lease No. SPCVAN-2-94-0001, between the Secretary of the Air Force and Astrotech Space Operations, L.P. (incorporated by reference to Exhibit 10.39 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

10.34

Strategic Collaboration Agreement, dated as of August 5, 1999, between the Registrant and DaimlerChrysler Aerospace AG (incorporated by reference to Exhibit 10.40 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

10.35

Guaranty Agreement, dated as of August 30, 2001, between the Registrant and SouthTrust Bank (incorporated by reference to Exhibit 10.41 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

10.36

Guaranty Agreement, dated as of August 30, 2001, between Astrotech Space Operations, Inc. and SouthTrust Bank (incorporated by reference to Exhibit 10.42 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

10.37

Stock Pledge and Security Agreement, dated as of August 30, 2001, between the Registrant and SouthTrust Bank (incorporated by reference to Exhibit 10.43 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

10.38

Stock Pledge and Security Agreement, dated as of August 30, 2001, between Astrotech Space Operations, Inc. and SouthTrust Bank (incorporated by reference to Exhibit 10.44 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

10.39

Assignment of CLIN 1 Rights, dated as of August 30, 2001, between Astrotech Space Operations, Inc. and SouthTrust Bank (incorporated by reference to Exhibit 10.45 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

Exhibit No.	Description of Exhibit

10.40

Termination Agreement, dated as of June 1, 2004, between the Registrant and Vladimir J. Fishel (incorporated by reference to Exhibit 10.46 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

10.41

Memorandum of Understanding, dated as of June 8, 2005, between the Registrant and SMH Capital Advisors, Inc. (incorporated by reference to Exhibit 10.47 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

10.42

Space Media, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.48 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

10.43

First Amendment to Loan Agreement (incorporated by reference to Exhibit 10.49 of the Registrant’s Current Report on 8-K filed with the Securities Exchange Commission on November 10, 2005), effective September 30, 2005 between SPACEHAB, Incorporated (the “Borrower”) and Citibank Texas, N.A., formerly known as First American Bank, SSB (the “Lender”), as executed on November 10, 2005.

10.44

Second Amendment to Loan Agreement (incorporated by reference to Exhibit 10.50 of the Registrant’s Current Report on 8-K filed with the Securities Exchange Commission on March 3, 2006), dated February 11, 2006 between SPACEHAB, Incorporated (the “Borrower”) and Citibank Texas, N.A., formerly known as First American Bank, SSB (the “Lender”), as executed on February 28, 2006.

10.45

Separation Agreement and Mutual Release, dated as of December 15, 2006, between the Registrant and Michael E. Kearney (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2006).

10.46

Separation Agreement and Mutual Release, dated as of January 19, 2007, between the Registrant and Michael E. Bain (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on 10-Q, filed with the Securities and Exchange Commission on February 14, 2007).

10.47

Separation Agreement and Mutual Release, dated as of January 19, 2007, between the Registrant and E. Michael Chewning (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on 10-Q, filed with the Securities and Exchange Commission on February 14, 2007).

Exhibit No.	Description of Exhibit

10.48

Employment and Non-Interference Agreement, dated as of June 4, 2007, between the Registrant and Michael J. Bowker (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 12, 2007).

10.50

Loan Agreement dated as of February 6, 2008, between Astrotech Space Operations, Inc. (“the Borrower”) and Green Bank, N.A. (the “Lender”) (incorporated by reference to Exhibit 10.50 of the Registrant’s Annual Report on 10-K filed with the Securities and Exchange Commission on September 29, 2008).

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

Exhibit No.	Description of Exhibit

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

(16)	Letter Regarding Change in Certifying Accountant

16.1

Letter from Grant Thornton LLP regarding change in certifying accountant, dated January 18, 2007 (incorporated by reference to Exhibit 16 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2007).

16.2

Letter from PMB Helin Donovan, LLP, dated November 19, 2010 (incorporated by reference to Exhibit 16.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 22, 2010).

(21)	Astrotech Corporation and Subsidiaries — Subsidiaries of the Registrant

Exhibit No.	Description of Exhibit

(23)	Consents of Experts and Counsel

23.1	Consent of Ernst & Young LLP.

(31)	Rule 13a-14(a) Certifications

31.1	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Carlisle Kirkpatrick, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32)	Section 1350 Certifications

32.1	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Carlisle Kirkpatrick, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astrotech Corporation

By:	/s/ Thomas B. Pickens III
Thomas B. Pickens III
Chief Executive Officer

Date: September 28, 2012

By:	/s/ Carlisle Kirkpatrick
Carlisle Kirkpatrick
Chief Financial Officer

Date: September 28, 2012

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

/s/ Thomas B. Pickens III	Chairman of the Board and Chief Executive Officer	September 28, 2012
Thomas B. Pickens III

/s/ Mark Adams	Director	September 28, 2012
Mark Adams

/s/ Sha-Chelle Manning	Director	September 28, 2012
Sha-Chelle Manning

/s/ John A. Oliva	Director	September 28, 2012
John A. Oliva

/s/ William F. Readdy	Director	September 28, 2012
William F. Readdy

/s/ Daniel T. Russler, Jr.	Director	September 28, 2012
Daniel T. Russler, Jr.

/s/ Carlisle Kirkpatrick	Chief Financial Officer	September 28, 2012
Carlisle Kirkpatrick

EXHIBIT INDEX

Exhibit Index	Description

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Carlisle Kirkpatrick, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Carlisle Kirkpatrick, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.