Form 10-Q
period 2012-09-30
ASTROTECH Corp \WA\
filed 2012-11-14
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No☑

As of November 9, 2012, there were 19,486,727 shares of the registrant’s common stock outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2012	June 30, 2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$5,078	$10,177
Accounts receivable, net	4,721	1,926
Prepaid expenses and other current assets	863	592
Total current assets	10,662	12,695
Property & equipment, net	36,986	37,270
Other assets, net	70	84
Total assets	$47,718	$50,049

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,120	$3,033
Accrued liabilities	2,663	1,634
Deferred revenue	2,920	2,836
Term note payable	375	372
Total current liabilities	7,078	7,875
Deferred revenue	102	—
Term note payable, net of current portion	5,947	6,042
Total liabilities	13,127	13,917

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 authorized shares, 0 issued and outstanding shares, at September 30, 2012 and June 30, 2012	—	—
Common stock, no par value, 75,000,000 shares authorized; 19,443,239 and 19,134,907 shares issued at September 30, 2012 and June 30, 2012	183,777	183,712
Treasury stock, 311,660 shares at cost	(237)	(237)
Additional paid-in capital	1,432	1,582
Accumulated deficit	(153,072)	(151,655)
Noncontrolling interest	2,691	2,730
Total stockholders’ equity	34,591	36,132
Total liabilities and stockholders’ equity	$47,718	$50,049

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended September 30,
	2012	2011
	(unaudited)
Revenue	$6,128	$4,840
Cost of revenue	4,907	2,926
Gross profit	1,221	1,914
Operating expenses
Selling, general and administrative	2,099	1,929
Research and development	642	758
Total operating expenses	2,741	2,687
Loss from operations	(1,520)	(773)
Interest and other expense, net	(38)	(74)
Loss before income taxes	(1,558)	(847)
Income tax expense	—	(5)
Net loss	(1,558)	(852)
Less: Net loss attributable to noncontrolling interest	(141)	(186)
Net loss attributable to Astrotech Corporation	$(1,417)	$(666)

Net loss per share attributable to Astrotech Corporation, basic	$(0.07)	$(0.04)
Weighted average common shares outstanding, basic	18,951	18,120

Net loss per share attributable to Astrotech Corporation, diluted	$(0.07)	$(0.04)
Weighted average common shares outstanding, diluted	18,951	18,120

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended September 30,
	2012	2011
	(unaudited)
Cash flows from operating activities
Net loss	$(1,558)	$(852)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	(18)	344
Depreciation and amortization	507	592
Changes in assets and liabilities:
Accounts receivable	(2,795)	1,006
Deferred revenue	186	125
Accounts payable	(1,913)	(420)
Other assets and liabilities	761	(87)
Net cash provided by (used in) operating activities	(4,830)	708

Cash flows from investing activities
Purchases of property, equipment and leasehold improvements	(212)	(128)
Net cash used in investing activities	(212)	(128)

Cash flows from financing activities
State of Texas Funding	—	900
Term loan payment	(92)	(88)
Proceeds from issuance of common stock	35	—
Net cash provided by (used in) financing activities	(57)	812

Net change in cash and cash equivalents	(5,099)	1,392
Cash and cash equivalents at beginning of period	10,177	14,994
Cash and cash equivalents at end of period	$5,078	$16,386

Supplemental disclosures of cash flow information:
Cash paid for interest	$64	$68

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Description of the Company and Operating Environment

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us” or “our”), a Washington corporation, is a commercial aerospace company that was formed in 1984 to leverage the environment of space for commercial purposes. For nearly 30 years, the Company has remained a crucial player in space commerce activities.  We have supported the launch of 23 shuttle missions and more than 300 spacecraft; built space hardware and processing facilities; constructed and operated world-class processing facilities; and prepared and processed scientific research for microgravity.

Our Business Units

Astrotech Space Operations (“ASO”)

ASO provides support for its government and commercial customers to successfully process complex communication, earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our ASO facilities can process five meter class satellites accommodating the majority of U.S. based satellite preparation programs. ASO’s service capabilities include designing and building spacecraft processing equipment and facilities. In addition, ASO provides propellant services including designing, building and testing propellant service equipment for fueling spacecraft. ASO accounted for 98% of our consolidated revenues for the period ended September 30, 2012. Revenue for our ASO business unit is generated primarily from various fixed-priced contracts with launch service providers in both the government and commercial markets and the design, fabrication and use of critical space launch equipment. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions required to launch a spacecraft. The revenue and cash flows generated from our ASO operations are primarily related to the number of spacecraft launches and the fabrication of the Ground Support Equipment (“GSE”) for the U.S. Government.

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

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Astrotech Corporation in accordance with United States generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

(3) Noncontrolling Interest

In January 2010, restricted shares of Astrotech subsidiaries, 1st Detect and Astrogenetix, were granted to certain employees, directors and officers, resulting in Astrotech owning less than 100% of the subsidiaries.  The Company applied noncontrolling interest accounting for the periods ended September 30, 2012 and 2011, which requires us to clearly identify the noncontrolling interest in the balance sheets and income statements. We disclose three measures of net income (loss): net loss, net loss attributable to noncontrolling interest, and net loss attributable to Astrotech Corporation.  Our operating cash flows in our consolidated statements of cash flows reflect net loss, while our basic and diluted net loss per share calculations reflect net loss attributable to Astrotech Corporation.

(In thousands)
Beginning balance at June 30, 2012	$2,730
Net loss attributable to noncontrolling interest	(141)
Capital contribution	101
Stocked based compensation	1
Ending balance at September 30, 2012	$2,691

As of September 30, 2012, the Company’s share of income and losses is 86% for 1st Detect and 84% for Astrogenetix.

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

	Three Months Ended September 30,
	2012	2011
Numerator:
Net loss attributable to Astrotech Corporation, basic and diluted	$(1,417)	$(666)

Denominator:
Denominator for basic net loss per share attributable to Astrotech Corporation weighted average common stock outstanding	18,951	18,120
Dilutive common stock equivalents — common stock options and share-based awards	-	-
Denominator for diluted net loss per share attributable to Astrotech Corporation weighted average common stock outstanding and dilutive common stock equivalents	18,951	18,120
Basic net loss per share attributable to Astrotech Corporation	$(0.07)	$(0.04)
Diluted net loss per share attributable to Astrotech Corporation	$(0.07)	$(0.04)

Options to purchase 1,205,900 shares of common stock at exercise prices ranging from $0.30 to $24.10 per share outstanding for the three months ended September 30, 2012, were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive.  Options to purchase 1,153,350 shares of common stock at exercise prices ranging from $0.30 to $24.10 per share outstanding, for the three months ended September 30, 2011, were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive.

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

(6) Debt

Credit Facilities

In October 2010, we entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan terminates in October 2015, and the $3.0 million revolving credit facility expired in October 2012. The term loan requires monthly payments of principal plus interest at the rate of prime plus 0.25%, but not less than 4.0%. The revolving credit facility allowed multiple advances not to exceed $3.0 million, based on eligible accounts receivable, and incurred interest at the rate of prime plus 0.25%, but not less than 4.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. The balance of the $7.0 million term loan at September 30, 2012 was $6.3 million and there was no outstanding balance on the revolving credit facility at September 30, 2012.

The Company was in compliance with all covenants as of September 30, 2012.

In October 2012 the Company’s $3.0 million revolving credit facility expired. The Company had no outstanding balance on the revolving credit facility.

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

The following table presents the carrying amounts, estimated fair values and valuation input levels of certain of the Company’s financial instruments as of September 30, 2012 and June 30, 2012 (in thousands):

	September 30, 2012		June 30, 2012
	Carrying	Fair	Carrying	Fair	Valuation
	Amount	Value	Amount	Value	Inputs
Debt	$6,322	$6,322	$6,414	$6,414	Level 2

The carrying value of the Company’s debt at September 30, 2012 approximates fair value based on rates available for similar debt available to comparable companies in the marketplace. The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable and accounts payable approximate their fair market value due to the relatively short duration of these instruments.

(8) Business and Credit Risk Concentration

A substantial portion of our revenue has been generated under contracts with the U.S. Government. During the three months ended September 30, 2012 and 2011, approximately 60% and 68%, respectively, of our revenues were generated under U.S. Government contracts. Accounts receivable totaled $4.7 million at September 30, 2012, of which 31% was attributable to the U.S. Government.

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

Key financial metrics for the three months ended September 30, 2012 are as follows (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
		Loss before		Income (loss)
Revenue and Income	Revenue	income taxes	Revenue	before income taxes
ASO	$5,996	$(538)	$4,781	$410
Spacetech	$132	$(1,020)	$59	$(1,257)
	$6,128	$(1,558)	$4,840	$(847)

	September 30, 2012		June 30, 2012
Assets	Fixed Assets, net	Total Assets	Fixed Assets, net	Total Assets
ASO	$36,693	$46,588	$36,997	$48,867
Spacetech	$293	$1,130	$273	$1,182
	$36,986	$47,718	$37,270	$50,049

(10) State of Texas Funding

In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to serve the security, healthcare and industrial markets.  In exchange for the award, 1st Detect granted a common stock purchase right and a note payable to the State of Texas.  As of September 30, 2012, 1st Detect has received $1.8 million in disbursements. The proceeds from the award can only be used to fund development of the Miniature Chemical Detector at 1st Detect, not for repaying existing debt or for use in other Company subsidiaries.

The common stock purchase right is exercisable at the first Qualifying Financing Event (“QFE”), which is essentially a change in control or third party equity investment in 1st Detect. The number of shares available to the State of Texas, at the price of par value, is calculated as the total disbursements (numerator) divided by the stock price established in the QFE (denominator). If the first QFE does not occur within 18 months of the agreement’s effective date, which has been extended to March 31, 2013 as a result of recent extensions granted by the State of Texas, the number of shares available for purchase will equal the total disbursements (numerator) divided by $100 (denominator).  As of September 30, 2012 no QFE has occurred.

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

Management considers the likelihood of voluntarily repaying the note or of a default event as remote due to the fact that the covenants that would necessitate repayment are within the control of the Company. As such, the $1.8 million, which was received in two installments of $0.9 million and $0.9 million, was accounted for as a contribution to equity in the period ended September 30, 2012. As of September 30, 2012, no default events have occurred.

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

In July 2011, the Compensation Committee of the Board of Directors granted a third party consultant 200,000 stock options intended to align his incentives with management and the shareholders. The options were issued out of the 2011 Stock Incentive Plan, vest upon certain performance conditions and expire 7 years from grant date. Management considers the likelihood of the performance conditions being met as remote, and therefore no expense was recorded for the three months ended September 30, 2011.

In the first quarter of fiscal year 2013, the Compensation Committee of the Board of Directors granted directors, named executive officers and employees 330,000 stock options designed to increase shareholder value by compensating employees over the long term. The options were issued from the 2011 Stock Incentive Plans, vest upon the Company’s stock achieving a closing price of $1.50 and expire 10 years from grant date.

As of September 30, 2012, 333,501 shares of common stock were reserved for future grants under the 2008 Stock Incentive Plan and 1,056,000 shares of common stock reserved for future grant under the 2011 Stock Incentive Plan.  In the three months ended September 30, 2012 and 2011, we recognized compensation expense of $(0.1) million and $0.3 million, respectively, for restricted stock and stock options outstanding.

Related Party Transactions

Director Compensation

In August 2009, the Board of Directors granted 525,000 total restricted shares valued at $0.6 million to directors from the 2008 Stock Incentive Plan.  The restricted shares vest 33.33% a year for three years and expire upon termination. Compensation expense of $0.1 million was recorded in the three months ended September 30, 2012 for these awards.

In September 2011, the Board of Directors granted 150,000 total stock options valued at $0.1 million to directors from the 2011 Stock Incentive Plan. The stock options vest upon the Company’s stock achieving a closing price of $1.50 and expire 10 years from grant date. Compensation expense of $0.1 million was recorded in the three months ended September 30, 2012.

In August 2012, the Board of Directors granted 150,000 total stock options valued at $0.1 million to directors from the 2011 Stock Incentive Plan. The stock options vest upon the Company’s stock achieving a closing price of $1.50 and expire 10 years from grant date. Compensation expense of $0.1 million was recorded in the three months ended September 30, 2012.

Executive Compensation

1st Detect

In January 2010, an independent committee of the Board of Directors of 1st Detect approved a grant of 1,180 restricted stock shares, of which 75 have been subsequently cancelled, and 1,820 stock purchase warrants, of which 45 have been cancelled, to certain officers, directors and employees of 1st Detect. The awards vest 50% a year over a 2 year period. The restricted stock awards are equal to the fair market value of 1st Detect’s common stock on the date of grant as determined by an independent valuation firm.

The number of shares and warrants underlying each award to a named executive officer is as follows: Thomas B. Pickens III: 300 shares, 680 warrants. There was no compensation expense for the three months ended September 30, 2012 and in the three months ended September 30, 2011, we recognized compensation expense of $0.1 million, for restricted stock and warrants outstanding.

In September 2012, the Board of Directors of 1st Detect approved a grant of 965 stock options, of which 230 have been subsequently cancelled, to certain officers, directors and employees of 1st Detect. The awards vest upon certain performance conditions being met and expire 10 years from grant date. The stock options have an exercise price equal to the fair market value of 1st Detect’s common stock on the date of grant as determined by an independent valuation firm.

The number of options underlying each award to a named executive officer is as follows: Thomas B. Pickens III: 200 stock options. In the three months ended September 30, 2012 and 2011, the Company recognized compensation expense of $0.1 million and $0.1 million, respectively.

Assuming a business event occurred which resulted in the vesting of all restricted stock, stock purchase warrants and stock options, then Thomas B. Pickens III would hold 11% and the Company would hold 66% of the outstanding shares of 1st Detect.

The restricted stock issuances resulted in noncontrolling interest, as described in Note 3.

Astrogenetix

In January 2010, an independent committee of the Board of Directors of Astrogenetix approved a grant of 1,550 restricted stock shares, of which 375 have been cancelled. There were 2,050 stock purchase warrants, of which 50 have been subsequently cancelled, that were also granted to certain officers, directors and employees of Astrogenetix. The awards vest 50% a year over a 2 year period. The restricted stock awards are equal to the fair market value of Astrogentix’s common stock on the date of grant as determined by an independent valuation firm.

The number of shares and warrants underlying each award to a named executive officer is as follows: Thomas B. Pickens III: 500 shares, 1,000 warrants. There was no compensation expense for the three months ended September 30, 2012 and in the three months ended September 30, 2011, we recognized compensation expense of $0.1 million, for restricted stock and warrants outstanding.

Assuming a business event occurred which resulted in the vesting of all restricted stock and stock purchase warrants, then Thomas B. Pickens III would hold 16% and the Company would hold 65% of the outstanding shares of Astrogenetix.

The restricted stock issuances resulted in noncontrolling interest, as described in Note 3.

Stock Options

In September 2012, 330,000 stock options were granted to employees and directors. At September 30, 2012 and 2011, there were $0.5 million and $0.3 million, respectively, of total unrecognized compensation costs related to non-vested stock options, which is expected to be recognized over a weighted average period of 9.5 years.

The Company’s stock options activity for the three months ended September 30, 2012 was as follows:

	Shares	Weighted Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2012	1,141	$0.79
Granted	330	1.20
Exercised	(100)	0.35
Cancelled or expired	(165)	0.74
Outstanding at September 30, 2012	1,206	$0.95

Restricted Stock

At September 30, 2012 and 2011, there were $0.1 million and $0.7 million respectively, of unrecognized compensation costs related to restricted stock, which is expected to be recognized over a weighted average period of 1.5 years.

The Company’s restricted stock activity for the three months ended September 30, 2012 was as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2012	678	$1.14
Granted	—	—
Vested	(209)	1.22
Cancelled or expired	(133)	1.15
Non-vested at September 30, 2012	336	$1.16

Stock Options and Warrants for 1st Detect

At September 30, 2012 and 2011, there was $0.1 million and $0.1 million respectively, of unrecognized compensation costs related to warrants and options, which is expected to be recognized over a weighted average period of 9.0 years.

1st Detect stock options and warrants activity for the three months ended September 30, 2012 was as follows:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2012	2,730	$212.00
Granted	—	—
Exercised	—	—
Cancelled or expired	(220)	212.00
Outstanding at September 30, 2012	2,510	$212.00

Restricted Stock for 1st Detect

At September 30, 2012, the awards were fully vested and there is no additional compensation expense to be recognized related to restricted stock.  At September 30, 2011 there was $0.1 million of unrecognized compensation costs related to restricted stock.

Warrants for Astrogenetix

At September 30, 2012 the warrants were fully vested and there is no additional compensation expense to be recognized related to warrants.  At September 30, 2011 there was $0.1 million of unrecognized compensation costs related to warrants.

Astrogenetix warrant activity for the three months ended September 30, 2012 was as follows:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at June 30, 2012	2,000	$167.00
Granted	—	—
Exercised	—	—
Cancelled or expired	—	—
Outstanding at September 30, 2012	2,000	$167.00

Restricted Stock for Astrogenetix

At September 30, 2012, the awards were fully vested and there is no additional compensation expense to be recognized related to restricted stock. At September 30, 2011 there was $0.1 million of unrecognized compensation costs related to restricted stock.

(12) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2012, the Company has established a full valuation allowance against all of its net deferred tax assets.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. As of September 30, 2012, the Company has a liability of $64,000 ($42,000 net of federal benefit) for unrecognized tax benefits.

For the three months ended September 30, 2012 and 2011, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

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

(13) Purchase of Common Stock

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

As of September 30, 2012, we had repurchased 311,660 shares of common stock at a cost of $0.2 million, which represents an average cost of $0.76 per share, and $1.1 million of Senior Convertible Notes payable. As a result, the Company is authorized to repurchase an additional $5.7 million of securities under this program.

(14) Commitments and Contingencies

The Company is subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates.

The Company establishes reserves for the estimated losses on specific contingent liabilities, for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, the Company is not able to make a reasonable estimate of liability because of the uncertainties related to the outcome or the amount or range of potential loss.

On August 3, 2012, the Company terminated John Porter, the Company’s former Senior Vice President, Chief Financial Officer and Secretary.  In a letter to the Company dated October 17, 2012, Mr. Porter demanded substantial monetary compensation totaling approximately $1.0 million from the Company as a result of his termination.  The Company has not yet been served with a formal complaint.  While the Company intends to vigorously defend any such actions by Mr. Porter, the Company recorded a liability at September 30, 2012 for its estimate of the probable loss in this matter.

(15) Subsequent Events

In October 2012 the Company’s $3.0 million revolving credit facility expired. The Company had no outstanding balance on the revolving credit facility.

As disclosed in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 9, 2012, the Company terminated Mr. Porter’s employment on August 3, 2012.  In a letter to the Company dated October 17, 2012, Mr. Porter demanded substantial monetary compensation from the Company as a result of his termination.  The Company has not yet been served with a formal complaint.  The Company believes that Mr. Porter’s claims are without merit and intends to vigorously defend any such actions by Mr. Porter.

As disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2012, on October 31, 2012, the Company received a notice from Mr.  Porter stating that he intends to nominate four of the six directors eligible for election to the Board of Directors of the Company at the Company’s 2012 Annual Meeting of Shareholders.

As disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2012, on November 1, 2012, the Board of Directors of the Company approved a waiver of the Company’s Code of Ethics and Business Conduct to the extent necessary to allow Thomas B. Pickens III, Chairman and Chief Executive Officer of the Company, to purchase shares of the Company’s common stock in one or more transactions and agreed to waive certain provisions of the Company’s Rights Agreement, dated July 29, 2009, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent (as amended, the “Rights Plan”), in order to allow a Mr. Pickens to consummate these acquisitions without triggering the operative provisions of the Rights Plan.  Mr. Pickens subsequently purchased 1,783,746 shares of our common stock at $0.90 per share.

On November 13, 2012, the Company received a notification letter from The Nasdaq Stock Market (“NASDAQ”) stating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer meets the requirement that listed securities maintain a minimum bid price of $1.00 per share in accordance with NASDAQ Marketplace Rule 5550(a)(2). The notification has no immediate effect on the listing of the Company’s common stock, which will continue to trade on the NASDAQ Capital Market.

The notification letter states that the NASDAQ listing rules provide the Company a compliance period of 180 calendar days, or until May 13, 2013, in which to regain compliance. If at any time during this 180 day period the closing bid price of the Company’s security is at least $1.00 per share for a minimum of ten consecutive business days, the Company will have regained compliance.

The notification letter also states that, in the event the Company does not regain compliance, the Company may be eligible for additional time. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other NASDAQ initial listing standards, with the exception of the minimum bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period. If the Company meets these requirements, NASDAQ will inform the Company that it has been granted an additional 180 calendar days. However, if it appears to NASDAQ staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, NASDAQ will provide the Company with notice that its securities will be subject to delisting.

The Company intends to actively monitor the bid price for its common stock between now and May 13, 2013, and will consider available options to regain compliance with the minimum bid price requirement.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking  statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward- looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:

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

•       Risks described in the “Risk Factors” section of our 2012 Annual Report on Form 10-K.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report, and the Risk Factors included in Part II Item 1A of this Report and Part I, Item 1A of our 2012 Annual Report on Form 10-K.

Overview

Astrotech was formed in 1984 to leverage the environment of space for commercial purposes. For nearly 30 years, the Company has remained a crucial player in space commerce activities. We have supported the launch of 23 shuttle missions and more than 299 spacecraft, built space hardware and processing facilities; constructed and operated world-class processing facilities; and prepared and processing scientific research for microgravity.

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

Our Business Units

Astrotech Space Operations (ASO)

ASO provides support for its government and commercial customers to successfully process complex communication, earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our ASO facilities can accommodate five meter class satellites encompassing the majority of U.S. based satellite preparation services. ASO’s service capabilities include designing and building spacecraft processing equipment and facilities. Additionally, ASO provides propellant services including designing, building and testing propellant service equipment for servicing spacecraft.  ASO accounted for 98% of our consolidated revenues for the three months ended September 30, 2012. Revenue for our ASO business unit is generated primarily from various fixed-priced contracts with launch service providers in both the government and commercial markets and from design and fabrication of space launch equipment.  The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing a spacecraft for launch. The revenue and cash flows generated from our ASO operations are primarily related to the number of spacecraft launches and the fabrication of the GSE for the U.S. Government. Other factors that have impacted, and are expected to continue to impact earnings and cash flows for this business include:

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

Spacetech

Our other business unit is a technology incubator designed to commercialize space-industry technologies. This business unit is currently pursuing two distinct opportunities:

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

Management believes there have been no significant changes during the three months ended September 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Annual Report on Form 10-K.

Results of Operation

Three months ended September 30, 2012 compared to three months ended September 30, 2011:

Selected consolidated financial data for the three months ended September 30, 2012 and 2011 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2012	2011
Revenue	$6,128	$4,840
Cost of revenue	4,907	2,926
Gross profit	1,221	1,914
Gross margin	20%	40%
Selling, general and administrative	2,099	1,929
Research and development	642	758
Operating expenses	$2,741	$2,687
Interest and other expense, net	(38)	(74)
Income tax expense	-	(5)
Consolidated net loss	$(1,558)	$(852)
Less: Net loss attributable to noncontrolling interest	(141)	(186)
Net loss attributable to Astrotech Corporation	$(1,417)	$(666)

Revenue.  Total revenue increased to $6.1 million for the three months ended September 30, 2012 from $4.8 million for the three months ended September 30, 2011. This increase is primarily attributable to revenue earned on the fabrication of the GSE for the U.S. Government.

Gross Profit.  Gross profit decreased to $1.2 million for the three months ended September 30, 2012 from $1.9 million for the three months ended September 30, 2011. The decline in gross margin is the result of a decreased launch schedule and an increase in projects that contain lower profit margins.

Selling, General and Administrative Expense.  Selling, general and administrative expense increased to $2.1 million for the three months ended September 30, 2012 from $1.9 million for the three months ended September 30, 2011. The increase was primarily attributable to an increase in outside legal fees.

Research and Development Expense. Research and development expense decreased to $0.6 million for the three months ended September 30, 2012 from $0.8 million for the three months ended September 30, 2011. This decrease is primarily due to a shift in investment from Astrogenetix to 1st Detect due to the retirement of the space shuttle program in the United States, and due to the need of capital to fund research and development in the 1st Detect miniature mass spectrometer. The decrease is also a result of the lease of one 1st Detect evaluation unit to a potential customer, which was recorded as an offset to research and development expense.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents (in thousands):

	Three Months Ended September 30,
	2012	2011
Net cash provided by (used in) operating activities	$(4,830)	$708
Net cash used in investing activities	(212)	(128)
Net cash provided by (used in) financing activities	(57)	812
Net change in cash and cash equivalents	$(5,099)	$1,392

Cash and Cash Equivalents

At September 30, 2012, we had cash and cash equivalents of $5.1 million and our working capital was approximately $3.6 million. As of September 30, 2011, we had cash and cash equivalents of $16.4 million and our working capital was approximately $5.8 million. Cash and cash equivalents have decreased by approximately $5.1 million during the three months ended September 30, 2012.

Operating Activities

Cash used in operations was $4.8 million for the three months ended September 30, 2012 compared to cash provided by operations of $0.7 million for the three months ended September 30, 2011. This decrease in cash flow was primarily attributable to an increase in accounts receivable and the timing of payments in accounts payable, which was attributable to the GSE project.

Investing Activities

Cash used in investing activities was $0.2 million for the three months ended September 30, 2012 compared to $0.1 million for the three months ended September 30, 2011. Cash used in investing activities remained relatively consistent and are driven primarily by capital expenditures.

Financing Activities

Cash provided by financing activities for the three months ended September 30, 2012 decreased to $0.1 million from $0.8 million of cash provided by financing activities for the three months ended September 30, 2011. The cash provided by operations for the three months ended September 30, 2011 was the result of receiving the second installment of $0.9 million from the Texas Emerging Technology Fund, which did not reoccur in the three months ended September 30, 2012.

Debt

Credit Facilities

In October 2010, we entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan terminates in October 2015, and the $3.0 million revolving credit facility expired in October 2012. The term loan requires monthly payments of principal plus interest at the rate of prime plus 0.25%, but not less than 4.0%. The revolving credit facility allowed multiple advances not to exceed $3.0 million, based on eligible accounts receivable, and incurred interest at the rate of prime plus 0.25%, but not less than 4.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. The balance of the $7.0 million term loan at September 30, 2012 was $6.3 million and there was no outstanding balance on the revolving credit facility at September 30, 2012.

The Company was in compliance with all covenants as of September 30, 2012.

In October 2012 the Company’s $3.0 million revolving credit facility expired. The Company had no outstanding balance on the revolving credit facility.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2012, the Company has established a full valuation allowance against all of its net deferred tax assets.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. As of September 30, 2012, the Company has a liability of $64,000 ($42,000 net of federal benefit) for unrecognized tax benefits.

For the three months ended September 30, 2012 and 2011, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

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

ITEM 3.  QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure made on this matter in our 2012 Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 3, 2012, the Company terminated John Porter, the Company’s former Senior Vice President, Chief Financial Officer and Secretary. In a letter to the Company dated October 17, 2012, Mr. Porter demanded substantial monetary compensation totaling approximately $1.0 million from the Company as a result of his termination. The Company has not yet been served with a formal complaint. While the Company intends to vigorously defend any such actions by Mr. Porter, the Company recorded a liability at September 30, 2012 for its estimate of the probable loss in this matter.

ITEM 1A. RISK FACTORS

Other than the substitution of the following risk factor for the final risk factor in our 2012 Annual Report on Form 10-K, there have been no material changes in the risk factors described in our 2012 Annual Report on Form 10-K.

If our common stock ceases to be listed for trading on the NASDAQ Capital Market it may harm our stock price and make it more difficult to sell shares.

On November 13, 2012, we received written notification from NASDAQ indicating that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive trading days and that we were therefore not in compliance with NASDAQ Listing Rule 5550(a)(2). In order to regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days.  We cannot provide any assurance that we will be able to regain compliance with this requirement. Any delisting of our common stock from the NASDAQ Capital Market could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades and increase the transaction costs inherent in trading such shares with overall negative effects for our shareholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect our business, financial condition and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2012, we did not issue any unregistered securities or repurchase any of our securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURE

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2012, formatted in eXtensible Business Reporting Language: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Notes to Unaudited Condensed Consolidated Financial Statements. (1)

(1)  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: November 14, 2012	/s/ Thomas B. Pickens III
Thomas B. Pickens III
Chief Executive Officer

/s/ Carlisle Kirkpatrick
Carlisle Kirkpatrick
Chief Financial Officer