Form 10-Q
period 2012-12-31
ASTROTECH Corp \WA\
filed 2013-02-14
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 8, 2013, there were 19,486,727 shares of the registrant’s common stock outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2012	June 30, 2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$4,938	$10,177
Accounts receivable, net	3,727	1,926
Prepaid expenses and other current assets	797	592
Total current assets	9,462	12,695
Property & equipment, net	36,848	37,270
Other assets, net	62	84
Total assets	$46,372	$50,049

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$971	$3,033
Accrued liabilities	2,430	1,634
Deferred revenue	3,055	2,836
Term note payable	380	372
Total current liabilities	6,836	7,875
Term note payable, net of current portion	5,849	6,042
Total liabilities	12,685	13,917

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 authorized shares, 0 issued and outstanding shares, at December 31, 2012 and June 30, 2012	—	—
Common stock, no par value, 75,000,000 shares authorized; 19,769,765 and 19,134,907 shares issued at December 31, 2012 and June 30, 2012	183,782	183,712
Treasury stock, 311,660 shares at cost	(237)	(237)
Additional paid-in capital	1,314	1,582
Accumulated deficit	(153,882)	(151,655)
Noncontrolling interest	2,710	2,730
Total stockholders’ equity	33,687	36,132
Total liabilities and stockholders’ equity	$46,372	$50,049

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenue	$4,122	$3,676	$10,251	$8,516
Cost of revenue	3,125	3,108	8,032	6,034
Gross profit	997	568	2,219	2,482
Operating expenses:
Selling, general and administrative	1,484	1,708	3,583	3,637
Research and development	393	746	1,035	1,504
Total operating expenses	1,877	2,454	4,618	5,141
Loss from operations	(880)	(1,886)	(2,399)	(2,659)
Interest and other expense, net	(46)	(59)	(85)	(133)
Loss before income taxes	(926)	(1,945)	(2,484)	(2,792)
Income tax expense	—	(7)	—	(12)
Net loss	(926)	(1,952)	(2,484)	(2,804)
Less: Net loss attributable to noncontrolling interest	(116)	(166)	(257)	(352)
Net loss attributable to Astrotech Corporation	$(810)	$(1,786)	$(2,227)	$(2,452)

Net loss per share attributable to Astrotech Corporation, basic	$(0.04)	$(0.10)	$(0.12)	$(0.13)
Weighted average common shares outstanding, basic	19,428	18,445	19,189	18,285

Net loss per share attributable to Astrotech Corporation, diluted	$(0.04)	$(0.10)	$(0.12)	$(0.13)
Weighted average common shares outstanding, diluted	19,428	18,445	19,189	18,285

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended December 31,
	2012	2011
	(unaudited)
Cash flows from operating activities
Net loss	$(2,484)	$(2,804)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	—	600
Asset impairment	—	200
Depreciation and amortization	1,032	1,186
Changes in assets and liabilities:
Accounts receivable	(1,801)	(1,743)
Deferred revenue	219	2,038
Accounts payable	(2,062)	(463)
Other assets and liabilities	590	(26)
Net cash used in operating activities	(4,506)	(1,012)

Cash flows from investing activities
Purchases of property, equipment and leasehold improvements	(588)	(253)
Net cash used in investing activities	(588)	(253)

Cash flows from financing activities
State of Texas Funding	—	900
Term loan payment	(185)	(177)
Proceeds for common stock issuance	40	—
Net cash provided by (used in) financing activities	(145)	723

Net change in cash and cash equivalents	(5,239)	(542)
Cash and cash equivalents at beginning of period	10,177	14,994
Cash and cash equivalents at end of period	$4,938	$14,452

Supplemental disclosures of cash flow information:
Cash paid for interest	$127	$134

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Description of the Company and Liquidity

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

Our Business Units

Astrotech Space Operations (“ASO”)

ASO provides support to its government and commercial customers as they successfully process complex communication, earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our ASO facilities can process five meter class satellites accommodating the majority of U.S. based satellites. ASO’s service capabilities include designing and building spacecraft processing equipment and facilities. In addition, ASO provides propellant services including designing, building and testing propellant service equipment for fueling spacecraft. ASO accounted for 99% of our consolidated revenues for the period ended December 31, 2012. Revenue for our ASO business unit is generated primarily from various fixed-priced contracts with launch service providers in both the government and commercial markets and the design, fabrication and use of critical space launch equipment. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions required to launch a spacecraft. The revenue and cash flows generated from our ASO operations are primarily related to the number of spacecraft launches and the fabrication of the Ground Support Equipment (“GSE”) for the U.S. Government.

Spacetech

Our other business unit is a technology incubator designed to commercialize space-industry technologies. This business unit is currently pursuing two distinct opportunities:

1st Detect

1st Detect designs, manufactures and sells miniature mass spectrometer equipment. 1st Detect launched the MMS-1000TM during March 2012. The MMS-1000TM is a low power, miniature mass spectrometer device designed initially for the laboratory testing market. The unique design of this unit is the result of the Company’s work with the National Aeronautics and Space Administration (“NASA”) on the International Space Station. 1st Detect has been awarded a Developmental Testing and Evaluation designation from the U.S. Department of Homeland Security as a “promising anti-terrorism technology,” and is the recipient of a Phase I and Phase II award from the U.S. Army’s Chemical and Biological Defense (“CBD”) Small Business Innovation Research (“SBIR”) Program. Following the successful execution of the Phase I SBIR, 1st Detect was awarded a $0.8 million Phase II SBIR contract from the Joint Science and Technology Office for Chemical and Biological Defense. Additionally, 1st Detect received a $1.8 million award from the Texas Emerging Technology Fund in March 2010.

Astrogenetix

Astrogenetix is a biotechnology company formed to commercialize products developed in the unique environment of microgravity. Astrogenetix pursued an aggressive space access strategy to take advantage of the Space Shuttle program prior to its retirement in 2011. This strategy gave Astrogenetix unprecedented access to research in microgravity, as the Company flew experiments twelve times over a three-year period. Astrogenetix is currently researching a Salmonella vaccine as part of its ongoing commercialization strategy. Concurrently, Astrogenetix is evaluating a vaccine target for MRSA based on discoveries made in microgravity. In December 2011, the Company negotiated a Space Act Agreement with NASA for a minimum of twenty-eight future space flights.

Liquidity and Capital Resources

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the need to acquire licenses to new technology, costs associated with increasing our manufacturing and development facilities, costs associated with strategic acquisitions including integration costs and assumed liabilities, litigation expense, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2013.  We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months.  Factors that could affect our capital requirements, in addition to those listed above include continued collections of accounts receivable consistent with our historical experience, uncertainly surrounding mission launch schedules, and our ability to manage product development efforts.

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Astrotech Corporation in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

(3) Noncontrolling Interest

In January 2010, restricted shares of Astrotech subsidiaries, 1st Detect and Astrogenetix, were granted to certain employees, directors and officers, resulting in Astrotech owning less than 100% of the subsidiaries.  The Company applied noncontrolling interest accounting for the period ended December 31, 2012, which requires us to clearly identify the noncontrolling interest in the balance sheets and income statements. We disclose three measures of net income (loss): net loss, net loss attributable to noncontrolling interest, and net loss attributable to Astrotech Corporation.  Our operating cash flows in our consolidated statements of cash flows reflect net loss, while our basic and diluted net loss per share calculations reflect net loss attributable to Astrotech Corporation.

(In thousands)
Beginning balance at June 30, 2012	$2,730
Net loss attributable to noncontrolling interest	(257)
Capital contribution	237
Ending balance at December 31, 2012	$2,710

As of December 31, 2012, the Company’s share of income and losses is 86% for 1st Detect and 84% for Astrogenetix.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Numerator:
Net loss attributable to Astrotech Corporation, basic and diluted	$(810)	$(1,786)	$(2,227)	$(2,452)

Denominator:
Denominator for basic net loss per share attributable to Astrotech Corporation — weighted average common stock outstanding	19,428	18,445	19,189	18,285

Dilutive common stock equivalents — common stock options and share-based awards	—	—	—	—

Denominator for diluted net loss per share attributable to Astrotech Corporation — weighted average common stock outstanding and dilutive common stock equivalents	19,428	18,445	19,189	18,285

Basic net loss per share attributable to Astrotech Corporation	$(0.04)	$(0.10)	$(0.12)	$(0.13)
Diluted net loss per share attributable to Astrotech Corporation	$(0.04)	$(0.10)	$(0.12)	$(0.13)

Options to purchase 1,184,150 and 1,147,850 shares of common stock at exercise prices ranging from $0.32 to $24.10 per share outstanding for the three and six month periods ended December 31, 2012 and 2011 respectively, were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive.

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

(6) Debt

Credit Facilities

In October 2010, we entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan terminates in October 2015, and the $3.0 million revolving credit facility expired in October 2012. The term loan requires monthly payments of principal plus interest at the rate of prime plus 0.25%, but not less than 4.0%. The revolving credit facility allowed multiple advances not to exceed $3.0 million, based on eligible accounts receivable, and incurred interest at the rate of prime plus 0.25%, but not less than 4.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. The balance of the $7.0 million term loan at December 31, 2012 was $6.2 million. In October 2012 the Company’s $3.0 million revolving credit facility expired. The Company had no outstanding balance on the revolving credit facility.

The Company was in compliance with all covenants as of December 31, 2012.

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

The following table presents the carrying amounts, estimated fair values and valuation input levels of certain of the Company’s financial instruments as of December 31, 2012 and June 30, 2012 (in thousands):

	December 31, 2012		June 30, 2012
	Carrying	Fair	Carrying	Fair	Valuation
	Amount	Value	Amount	Value	Inputs
Debt	$6,229	$6,229	$6,414	$6,414	Level 2

The carrying value of the Company’s debt at December 31, 2012 approximates fair value based on rates available for similar debt available to comparable companies in the marketplace. The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable and accounts payable approximate their fair market value due to the relatively short duration of these instruments.

(8) Business and Credit Risk Concentration

A substantial portion of our revenue has been generated under contracts with the U.S. Government. During the six months ended December 31, 2012 and 2011, approximately 58% and 63%, respectively, of our revenues were generated under U.S. Government contracts. Accounts receivable totaled $3.7 million at December 31, 2012, of which 15% was attributable to the U.S. Government.

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

Key financial metrics for the six months ended December 31, 2012 are as follows (in thousands):

	Six Months Ended		Six Months Ended
	December 31, 2012		December 31, 2011
		Loss before		Loss before
Revenue and Income	Revenue	income taxes	Revenue	income taxes
ASO	$10,118	$(641)	$8,418	$(350)
Spacetech	$133	$(1,843)	$98	$(2,442)
	$10,251	$(2,484)	$8,516	$(2,792)

	December 31, 2012		June 30, 2012
Assets	Fixed Assets, net	Total Assets	Fixed Assets, net	Total Assets
ASO	$36,528	$45,388	$36,997	$48,867
Spacetech	$320	$984	$273	$1,182
	$36,848	$46,372	$37,270	$50,049

(10) State of Texas Funding

In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to serve the security, healthcare and industrial markets.  In exchange for the award, 1st Detect granted a common stock purchase right and a note payable to the State of Texas.  As of December 31, 2012, 1st Detect has received $1.8 million in disbursements. The proceeds from the award can only be used to fund development of the Miniature Chemical Detector at 1st Detect, not for repaying existing debt or for use in other Company subsidiaries.

The common stock purchase right is exercisable at the first Qualifying Financing Event (“QFE”), which is essentially a change in control or third party equity investment in 1st Detect. The number of shares available to the State of Texas, at the price of par value, is calculated as the total disbursements (numerator) divided by the stock price established in the QFE (denominator). If the first QFE does not occur within 18 months of the agreement’s effective date, which has been extended to March 31, 2013 as a result of recent extensions granted by the State of Texas, the number of shares available for purchase will equal the total disbursements (numerator) divided by $100 (denominator).  As of December 31, 2012 no QFE has occurred.

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

Management considers the likelihood of voluntarily repaying the note or of a default event as remote due to the fact that the covenants that would necessitate repayment are within the control of the Company. As such, the $1.8 million, which was received in two installments of $0.9 million and $0.9 million, was accounted for as a contribution to equity in the period ended December 31, 2012. As of December 31, 2012, no default events have occurred.

(11) Equity and Other Long Term Incentive Plans

The 1994 Plan (“1994 Plan”)

Under the terms of the 1994 Plan, the number and price of the stock incentive awards granted to employees is determined by the Board of Directors and such grants vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. At the time of approval, 395,000 shares of our common stock were reserved for issuance under this plan. As of December 31, 2012, there are no shares available for grant. Based on the Articles of the 1994 stock incentive plan, no awards shall be granted more than ten years after the effective date of the plan unless amended.

The Directors’ Stock Option Plan (“Director’s Plan”)

Options under the Director’s Plan vest after one year and expire seven years from the date of grant. At the time of approval, 50,000 shares of our common stock were reserved for issuance under this plan. As of December 31, 2012, there are 41,500 shares available for future grant.

2008 Stock Incentive Plan (“2008 Plan”)

The 2008 Plan was created to promote growth of the Company by aligning the long-term financial success of the Company with the employees, consultants and directors. At the time of approval, 5,500,000 shares of our common stock were reserved for issuance under this plan. The 2008 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock options, stock appreciation rights (SARs) and restricted stock to employees, directors and consultants of the Company. Stock options awarded will vest upon the Company’s stock achieving a closing price of $1.50 and expire ten years from grant date or upon employee or director termination. Restricted shares awarded will vest 33.33% a year over a three year period and expire upon employee or director termination. There have been no SARs granted from the 2008 Plan. As of December 31, 2012, there are 333,501 shares available for grant under the 2008 Plan.

2011 Stock Incentive Plan (“2011 Plan”)

The 2011 Plan was designed to increase shareholder value by compensating employees over the long term. The plan is to be used to promote long-term financial success and execution of our business strategy. At the time of approval, 1,750,000 shares of our common stock were reserved for issuance under this plan. The 2011 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock options, stock appreciation rights (SARs) and restricted stock to employees, directors and consultants of the Company. Stock options awarded will vest upon the Company’s stock achieving a closing price of $1.50 and expire ten years from the grant date or upon employee or director termination. Additionally, a single 200,000 stock option grant was awarded to a third party consultant intended to provide incentive which is aligned with management and the shareholders. Vesting for these option shares will occur once certain performance conditions have been fulfilled. There have been no SARs or restricted stock granted from the 2011 Plan. As of December 31, 2012, there are 1,056,000 shares available for grant under the 2011 Plan.

At December 31, 2012, 1,431,001 shares of Common Stock were reserved for future grants of stock incentive grants under the Company’s four stock incentive plans.

1st Detect

On January 19, 2010, an independent committee of the Board of Directors of 1st Detect, a subsidiary of the Company, approved a grant of 1,180 restricted stock shares and 1,820 stock purchase warrants to certain officers, directors and employees of 1st Detect, of which 75 and 45, respectively, have subsequently been cancelled. The awards vest 50% a year over a two-year period. The restricted stock awards are equal to the fair market value of 1st Detect’s common stock on the date of grant as determined by an independent valuation firm. The Company utilized the Black-Scholes methodology in determining the fair market value of the warrants.

1st Detect 2011 Stock Incentive Plan

The 2011 Plan was designed to increase shareholder value by compensating employees over the long term. The plan is to be used to promote long-term financial success and execution of our business strategy. At the time of approval, 2,500 shares of 1st Detect stock were reserved for issuance under this plan. The 2011 Plan, administered by the Board of Directors of 1st Detect, provides for granting of incentive awards in the form of stock options to certain directors, officers and employees of 1st Detect. The awards vest upon certain performance conditions being met and expire ten years from the grant date.  The stock options have an exercise price equal to the fair market value of 1st Detect’s common stock on the date of grant as determined by an independent valuation firm. As of December 31, 2012, there are 1,765 shares available for grant under the 2011 Plan.

Astrogenetix

On January 19, 2010, an independent committee of the Board of Directors of Astrogenetix, a subsidiary of the Company, approved a grant of 1,550 restricted stock shares and 2,050 stock purchase warrants to certain officers, directors and employees of Astrogenetix, of which 375 and 50 have subsequently been cancelled. The awards vest 50% a year over a two-year period. The restricted stock awards are equal to the fair market value of Astrogentix’s common stock on the date of grant as determined by an independent valuation firm. The Company utilized the Black-Scholes methodology in determining the fair market value of the warrants.

(12) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2012, the Company has established a full valuation allowance against all of its net deferred tax assets.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. As of December 31, 2012, the Company has a liability of $64,000 ($42,000 net of federal benefit) for unrecognized tax benefits.

For the three and six months ended December 31, 2012 and 2011, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

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

(13) Purchase of Common Stock

Common stock repurchases under the Company’s securities repurchase program may be made from time to time, in the open market, through block trades or otherwise in accordance with applicable regulations of the Securities and Exchange Commission. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice. Additionally, the timing of such transactions will depend on other corporate strategies and will be at the discretion of the management of the Company.

As of December 31, 2012, we had repurchased 311,660 shares of common stock at a cost of $0.2 million, which represents an average cost of $0.76 per share, and $1.1 million of Senior Convertible Notes payable.  All of these repurchases were made prior to December 31, 2012.  As a result, the Company is authorized to repurchase an additional $5.7 million of securities under this program.  Additionally, on November 1, 2012, Thomas B. Pickens III and Winn Interests, Ltd. purchased 1,783,746 and 594,581 shares of common stock of the Company, respectively, at an average price of $0.90 per share.

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

On January 10, 2013, a lawsuit was filed in a district court in Travis County against Astrotech Corporation by John Porter, the former Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company.  While the Company intends to vigorously defend any such actions by Mr. Porter, the Company recorded a liability at December 31, 2012 for its estimate of the probable loss in this matter.

(15) Subsequent Events

On January 10, 2013, a lawsuit was filed against Astrotech Corporation by John Porter, the former Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company.  In the lawsuit, Mr. Porter alleges various breaches of contract claims in connection with his termination from the Company on August 3, 2012.  Mr. Porter seeks monetary damages of at least $639,808.  The Company intends to vigorously defend the lawsuit filed by Mr. Porter.

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

Overview

Astrotech was formed in 1984 to leverage the environment of space for commercial purposes. For nearly 30 years, the Company has remained a crucial player in space commerce activities. We have supported the launch of 23 shuttle missions and more than 300 spacecraft, built space hardware and processing facilities; constructed and operated world-class processing facilities; and prepared and processed scientific research for microgravity.

Our efforts are focused on:

•

Providing world-class facilities and related support services necessary for the preparation of satellites and payloads.

•

Providing satellite and payload processing and integration services and support.

•

Designing, fabricating and utilizing equipment and hardware for launch activities.

•

Supplying propellant and associated services for spacecraft.

•

Managing launch logistics and support.

•

Commercializing unique space-based technologies.

Our Business Units

Astrotech Space Operations (ASO)

ASO provides support to its government and commercial customers as they successfully process complex communication, earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our ASO facilities can accommodate five meter class satellites, encompassing the majority of U.S.-based satellites. ASO’s service capabilities include designing and building spacecraft processing equipment and facilities. Additionally, ASO provides propellant services including designing, building and testing propellant service equipment for servicing spacecraft.  ASO accounted for 99% of our consolidated revenues for the six months ended December 31, 2012. Revenue for our ASO business unit is generated primarily from various fixed-priced contracts with launch service providers in both the government and commercial markets and the design and fabrication of space launch equipment.  The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing and launching spacecraft. The revenue and cash flows generated from our ASO operations are primarily related to the number of spacecraft launches and the fabrication of the GSE for the U.S. Government. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business include:

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

•

Uncertainty in government funding and support for key space programs.

•

The impact of competition and industry consolidation and our ability to win new contracts.

Spacetech

Our other business unit is a technology incubator designed to commercialize space-industry technologies. This business unit is currently pursuing two distinct opportunities:

1st Detect

1st Detect designs, manufactures and sells miniature mass spectrometer equipment. 1st Detect launched the MMS-1000TM during March 2012. The MMS-1000TM is a low power, miniature mass spectrometer device designed initially for the laboratory testing market. The unique design of this unit is the result of the Company’s work with the National Aeronautics and Space Administration (“NASA”) on the International Space Station. 1st Detect has been awarded a Developmental Testing and Evaluation designation from the U.S. Department of Homeland Security as a “promising anti-terrorism technology,” and is the recipient of a Phase I and Phase II award from the U.S. Army’s Chemical and Biological Defense (“CBD”) Small Business Innovation Research (“SBIR”) Program. Following the successful execution of the Phase I SBIR, 1st Detect was awarded a $0.8 million Phase II SBIR contract from the Joint Science and Technology Office for Chemical and Biological Defense. Additionally, 1st Detect received a $1.8 million award from the Texas Emerging Technology Fund in March 2010.

Astrogenetix

Astrogenetix is a biotechnology company formed to commercialize products processed in the unique environment of microgravity. Astrogenetix pursued an aggressive space access strategy to take advantage of the Space Shuttle program prior to its retirement in 2011. This strategy gave Astrogenetix unprecedented access to research in microgravity, as the Company flew experiments twelve times over a three-year period. Astrogenetix is currently researching a Salmonella vaccine as part of its ongoing commercialization strategy. Concurrently, Astrogenetix is evaluating a vaccine target MRSA based on discoveries made in microgravity. In December 2011, the Company negotiated a Space Act Agreement with NASA for a minimum of twenty-eight future space flights.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP for interim financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are reviewed periodically. Actual results may differ from these estimates under different assumptions or conditions.

Management believes there have been no significant changes during the period ended December 31, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Annual Report on Form 10-K.

Results of Operation

Three months ended December 31, 2012 compared to three months ended December 31, 2011:

Selected consolidated financial data for the three months ended December 31, 2012 and 2011 is as follows (dollars in thousands):

	Three Months Ended December 31,
	2012	2011
Revenue	$4,122	$3,676
Cost of revenue	3,125	3,108
Gross profit	997	568
Gross margin	24%	15%
Selling, general and administrative	1,484	1,708
Research and development	393	746
Operating expenses	$1,877	$2,454
Interest and other expense, net	(46)	(59)
Income tax expense	-	(7)
Consolidated net loss	$(926)	$(1,952)
Less: Net loss attributable to noncontrolling interest	(116)	(166)
Net loss attributable to Astrotech Corporation	$(810)	$(1,786)

Revenue.  Total revenue increased to $4.1 million for the three months ended December 31, 2012 from $3.7 million for the three months ended December 31, 2011. This increase is primarily attributable to the timing of mission launch dates.

Gross Profit.  Gross profit increased to $1.0 million for the three months ended December 31, 2012 from $0.6 million for the three months ended December 31, 2011. This is attributable to our increase in revenue as our cost of revenue is generally near-term fixed-price for satellite payload processing.

Selling, General and Administrative Expense.  Selling, general and administrative expense decreased to $1.5 million for the three months ended December 31, 2012 from $1.7 million for the three months ended December 31, 2011. The decrease was primarily attributable a reduction in headcount and employee incentive compensation expense.

Research and Development Expense. Research and development expense decreased to $0.4 million for the three months ended December 31, 2012 from $0.7 million for the three months ended December 31, 2011. This decrease is a result of the delivery and installation of two 1st Detect evaluation units to potential customers, which were recorded as an offset to research and development expense.

Six months ended December 31, 2012 compared to six months ended December 31, 2011:

Selected consolidated financial data for the six months ended December 31, 2012 and 2011 is as follows (dollars in thousands):

	Six Months Ended December 31,
	2012	2011
Revenue	$10,251	$8,516
Cost of revenue	8,032	6,034
Gross profit	2,219	2,482
Gross margin	22%	29%
Selling, general and administrative	3,583	3,637
Research and development	1,035	1,504
Operating expenses	$4,618	$5,141
Interest and other expense, net	(85)	(133)
Income tax expense	-	(12)
Consolidated net loss	$(2,484)	$(2,804)
Less: Net loss attributable to noncontrolling interest	(257)	(352)
Net loss attributable to Astrotech Corporation	$(2,227)	$(2,452)

Revenue.  Total revenue increased to $10.3 million for the six months ended December 31, 2012 from $8.5 million for the six months ended December 31, 2011. This increase is primarily attributable to revenue earned on the fabrication of the GSE for the U.S. Government and propellant related services.

Gross Profit.  Gross profit decreased to $2.2 million for the six months ended December 31, 2012 from $2.5 million for the six months ended December 31, 2011. The decline is the result of an increase in projects that contain lower profit margins.

Selling, General and Administrative Expense.  Selling, general and administrative expense remained relatively the same at $3.6 million for the six month periods ended December 31, 2012 and 2011.

Research and Development Expense. Research and development expense decreased to $1.0 million for the six months ended December 31, 2012 from $1.5 million for the six months ended December 31, 2011. This decrease is a result of the delivery and installation of two 1st Detect evaluation units to potential customers, which was recorded as an offset to research and development expense.

Liquidity and Capital Resources

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the need to acquire licenses to new technology, costs associated with increasing our manufacturing and development facilities, costs associated with strategic acquisitions including integration costs and assumed liabilities, litigation expense, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2013.  We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months.  Factors that could affect our capital requirements, in addition to those listed above include continued collections of accounts receivable consistent with our historical experience, uncertainly surrounding mission launch schedules, and our ability to manage product development efforts.  See also the Risk Factors described in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The following is a summary of the change in our cash and cash equivalents (in thousands):

	Six Months Ended December 31,
	2012	2011
Net cash used in operating activities	$(4,506)	$(1,012)
Net cash used in investing activities	(588)	(253)
Net cash provided by (used in) financing activities	(145)	723
Net change in cash and cash equivalents	$(5,239)	$(542)

Cash and Cash Equivalents

At December 31, 2012, we had cash and cash equivalents of $4.9 million and our working capital was approximately $2.6 million. As of December 31, 2011, we had cash and cash equivalents of $14.5 million and our working capital was approximately $5.9 million. Cash and cash equivalents have decreased by approximately $5.2 million during the six months ended December 31, 2012.

Operating Activities

Cash used in operations was $4.5 million for the six months ended December 31, 2012 compared to cash provided by operations of $1.0 million for the six months ended December 31, 2011. This decrease in cash flow was primarily attributable to an increase in accounts receivable and the timing of payments in accounts payable, which was attributable to the GSE project.

Investing Activities

Cash used in investing activities was $0.6 million for the six months ended December 31, 2012 compared to $0.3 million for the six months ended December 31, 2011. This increase was the result of capital expenditures for our payload processing facilities.

Financing Activities

Cash used by financing activities for the six months ended December 31, 2012 was $0.1 million compared to $0.7 million of cash provided by financing activities for the six months ended December 31, 2011. The cash provided through financing for the six months ended December 31, 2011 was the result of receiving the second installment of $0.9 million from the Texas Emerging Technology Fund, which did not reoccur in the six months ended December 31, 2012.

Debt

Credit Facilities

In October 2010, we entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan terminates in October 2015, and the $3.0 million revolving credit facility expired in October 2012. The term loan requires monthly payments of principal plus interest at the rate of prime plus 0.25%, but not less than 4.0%. The revolving credit facility allowed multiple advances not to exceed $3.0 million, based on eligible accounts receivable, and incurred interest at the rate of prime plus 0.25%, but not less than 4.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. The balance of the $7.0 million term loan at December 31, 2012 was $6.2 million. In October 2012 the Company’s $3.0 million revolving credit facility expired. The Company had no outstanding balance on the revolving credit facility.

The Company was in compliance with all covenants as of December 31, 2012.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2012, the Company has established a full valuation allowance against all of its net deferred tax assets.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. As of December 31, 2012, the Company has a liability of $64,000 ($42,000 net of federal benefit) for unrecognized tax benefits.

For the six months ended December 31, 2012 and 2011, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 10, 2013, a lawsuit was filed against Astrotech Corporation by John Porter, the former Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company.  In the lawsuit, Mr. Porter alleges various breaches of contract claims in connection with his termination from the Company on August 3, 2012.  Mr. Porter seeks monetary damages of at least $639,808.  The Company intends to vigorously defend the lawsuit filed by Mr. Porter.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2012, we did not issue any unregistered securities or repurchase any of our securities.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended December 31, 2012, formatted in eXtensible Business Reporting Language: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Notes to Unaudited Condensed Consolidated Financial Statements.(1)

(1)  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: February 14, 2013	/s/ Thomas B. Pickens III
Thomas B. Pickens III
Chief Executive Officer

/s/ Carlisle Kirkpatrick
Carlisle Kirkpatrick
Chief Financial Officer