Form 10-Q
period 2013-03-31
ASTROTECH Corp \WA\
filed 2013-05-15
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 9, 2013, there were 19,486,727 shares of the registrant’s common stock outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2013	June 30, 2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$8,034	$10,177
Accounts receivable, net	731	1,926
Prepaid expenses and other current assets	976	592
Total current assets	9,741	12,695
Property & equipment, net	36,681	37,270
Other assets, net	57	84
Total assets	$46,479	$50,049

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$237	$3,033
Accrued liabilities	3,274	1,634
Deferred revenue	3,011	2,836
Term note payable	383	372
Total current liabilities	6,905	7,875
Deferred revenue	150	—
Other Liabilities	207	—
Term note payable, net of current portion	5,752	6,042
Total liabilities	13,014	13,917

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 authorized shares, 0 issued and outstanding shares, at March 31, 2013 and June 30, 2012	—	—
Common stock, no par value, 75,000,000 shares authorized; 19,781,721 and 19,134,907 shares issued at March 31, 2013 and June 30, 2012	183,782	183,712
Treasury stock, 311,660 shares at cost	(237)	(237)
Additional paid-in capital	1,176	1,582
Accumulated deficit	(153,995)	(151,655)
Noncontrolling interest	2,739	2,730
Total stockholders’ equity	33,465	36,132
Total liabilities and stockholders’ equity	$46,479	$50,049

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenue	$4,565	$10,013	$14,815	$18,529
Cost of revenue	2,550	6,770	10,581	12,804
Gross profit	2,015	3,243	4,234	5,725
Operating expenses:
Selling, general and administrative	1,758	1,814	5,341	5,451
Research and development	459	475	1,494	1,979
Total operating expenses	2,217	2,289	6,835	7,430
Income (loss) from operations	(202)	954	(2,601)	(1,705)
Interest and other expense, net	(36)	(69)	(121)	(202)
Loss before income taxes	(238)	885	(2,722)	(1,907)
Income tax expense	—	(5)	—	(17)
Net income (loss)	(238)	880	(2,722)	(1,924)
Less: Net loss attributable to noncontrolling interest	(125)	(134)	(382)	(486)
Net income (loss) attributable to Astrotech Corporation	$(113)	$1,014	$(2,340)	$(1,438)

Net income (loss) per share attributable to Astrotech Corporation, basic	$(0.01)	$0.05	$(0.12)	$(0.08)
Weighted average common shares outstanding, basic	19,463	18,764	19,279	18,448

Net income (loss) per share attributable to Astrotech Corporation, diluted	$(0.01)	$0.05	$(0.12)	$(0.08)
Weighted average common shares outstanding, diluted	19,463	19,152	19,279	18,448

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended March 31,
	2013	2012
	(unaudited)
Cash flows from operating activities
Net loss	$(2,722)	$(1,924)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	16	815
Asset impairment	—	200
Depreciation and amortization	1,552	1,742
Changes in assets and liabilities:
Accounts receivable	952	725
Accounts payable	(2,796)	(3,770)
Deferred revenue	325	975
Other assets and liabilities	1,705	1,835
Net cash provided by (used in) operating activities	(968)	598

Cash flows from investing activities
Purchases of property, equipment and leasehold improvements	(936)	(385)
Net cash used in investing activities	(936)	(385)

Cash flows from financing activities
State of Texas Funding	—	900
Term loan payment	(279)	(267)
Proceeds for common stock issuance	40	—
Net cash provided by (used in) financing activities	(239)	633

Net change in cash and cash equivalents	(2,143)	846
Cash and cash equivalents at beginning of period	10,177	14,994
Cash and cash equivalents at end of period	$8,034	$15,840

Supplemental disclosures of cash flow information:
Cash paid for interest	$188	$200

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

Our Business Units

Astrotech Space Operations (“ASO”)

ASO provides support to its government and commercial customers as they successfully process complex communication, earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our ASO facilities can process five meter class satellites accommodating the majority of U.S. based satellites. ASO’s service capabilities include designing and building spacecraft processing equipment and facilities. In addition, ASO provides propellant services including designing, building and testing propellant service equipment for fueling spacecraft. ASO accounted for 99% of our consolidated revenues for the period ended March 31, 2013. Revenue for our ASO business unit is generated primarily from various fixed-priced contracts with launch service providers in both government and commercial markets and the design, fabrication and use of critical space launch equipment. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions required to launch a spacecraft. The revenue and cash flows generated from our ASO operations are primarily related to the number of spacecraft launches and the fabrication of the Ground Support Equipment (“GSE”) for the U.S. Government.

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

1st Detect has entered into customer agreements resulting in over $0.8 million research and development funding and is developing relationships with a number of significant analytical instrument manufacturers and distributors. The target markets for 1st Detect’s MMS-1000 and OEM-1000 products are large and growing and present an opportunity to compete with established vendors. The unique characteristics of 1st Detect’s products allow us to develop and market into emerging markets and opportunities.

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

Liquidity and Capital Resources

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the need to acquire licenses to new technology, costs associated with increasing our manufacturing and development facilities, costs associated with strategic acquisitions including integration costs and assumed liabilities, litigation expense, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2013.  We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming twelve months.  Factors that could affect our capital requirements, in addition to those listed above include continued collections of accounts receivable consistent with our historical experience, uncertainty surrounding mission launch schedules, and our ability to manage product development efforts.

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Astrotech Corporation in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

(3) Noncontrolling Interest

In January 2010, restricted shares of Astrotech subsidiaries, 1st Detect and Astrogenetix, were granted to certain employees, directors and officers, resulting in Astrotech owning less than 100% of the subsidiaries.  The Company applied noncontrolling interest accounting for the period ended March 31, 2013, which requires us to clearly identify the noncontrolling interest in the balance sheets and income statements. We disclose three measures of net income (loss): net loss, net loss attributable to noncontrolling interest, and net loss attributable to Astrotech Corporation.  Our operating cash flows in our consolidated statements of cash flows reflect net loss; while our basic and diluted net loss per share calculations reflect net loss attributable to Astrotech Corporation.

(In thousands)
Beginning balance at June 30, 2012	$2,730
Net loss attributable to noncontrolling interest	(382)
Capital contribution	390
Stock based compensation	1
Ending balance at March 31, 2013	$2,739

As of March 31, 2013, the Company’s share of income and losses is 86% for 1st Detect and 84% for Astrogenetix.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Numerator:
Net income (loss) attributable to Astrotech Corporation, basic and diluted	$(113)	$1,014	$(2,340)	$(1,438)

Denominator:
Denominator for basic net loss per share attributable to Astrotech Corporation — weighted average common stock outstanding	19,463	18,764	19,279	18,448

Dilutive common stock equivalents — common stock options and share-based awards	—	388	—	—

Denominator for diluted net loss per share attributable to Astrotech Corporation — weighted average common stock outstanding and dilutive common stock equivalents	19,463	19,152	19,279	18,448

Basic net loss per share attributable to Astrotech Corporation	$(0.01)	$0.05	$(0.12)	$(0.08)
Diluted net loss per share attributable to Astrotech Corporation	$(0.01)	$0.05	$(0.12)	$(0.08)

Options to purchase 1,147,850 shares of common stock at exercise prices ranging from $0.30 to $24.10 per share outstanding for the three and nine months ended March 31, 2013 were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive. Options to purchase 794,100 shares of common stock at exercise prices ranging from $0.71 to $24.10 per share outstanding, for the three months ended March 31, 2012, were not included in diluted net income (loss) per share, as the impact to net income (loss) per share is anti-dilutive. Options to purchase 1,147,850 shares of common stock at exercise prices ranging from $0.30 to $24.10 per share outstanding, for the nine months ended March 31, 2012, were not included in diluted net income (loss) per share, as the impact to net income (loss) per share is anti-dilutive.

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

(6) Debt

Credit Facilities

In October 2010, we entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan terminates in October 2015, and the $3.0 million revolving credit facility expired in October 2012. The Company had no outstanding balance on the revolving credit facility. The term loan requires monthly payments of principal plus interest at the rate of prime plus 0.25%, but not less than 4.0%. The revolving credit facility allowed multiple advances not to exceed $3.0 million, based on eligible accounts receivable, and incurred interest at the rate of prime plus 0.25%, but not less than 4.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. The balance of the $7.0 million term loan at March 31, 2013 was $6.1 million.

The bank financing facilities contain certain affirmative and negative covenants with which we must comply, including the maintenance by us of a debt service coverage ratio of 1.00 to 1.00. As of March 31, 2013, we were not in compliance with the debt service coverage ratio; however, we have received a waiver from the bank.

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

Level 3—Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

The following table presents the carrying amounts, estimated fair values and valuation input levels of certain of the Company’s financial instruments as of March 31, 2013 and June 30, 2012 (in thousands):

	March 31, 2013		June 30, 2012
	Carrying	Fair	Carrying	Fair	Valuation
	Amount	Value	Amount	Value	Inputs
Debt	$6,135	$6,135	$6,414	$6,414	Level 2

The carrying value of the Company’s debt at March 31, 2013 approximates fair value based on rates available for similar debt available to comparable companies in the marketplace. The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable and accounts payable approximate their fair market value due to the relatively short duration of these instruments.

(8) Business and Credit Risk Concentration

A substantial portion of our revenue has been generated under contracts with the U.S. Government. During the nine months ended March 31, 2013 and 2012, approximately 64% and 65%, respectively, of our revenues were generated under U.S. Government contracts. Accounts receivable totaled $0.7 million at March 31, 2013, of which 27% was attributable to the U.S. Government.

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

Key financial metrics for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
		Income (loss) before		Income (loss before
Revenue and Income	Revenue	income taxes	Revenue	income taxes
ASO	$4,565	$655	$9,933	$1,840
Spacetech	$—	$(893)	$80	$(955)
	$4,565	$(238)	$10,013	$(885)

Key financial metrics for the nine months ended March 31, 2013 and 2012 are as follows (in thousands):

	Nine Months Ended		Nine Months Ended
	March 31, 2013		March 31, 2012
		Income (loss) before		Income (loss) before
Revenue and Income	Revenue	income taxes	Revenue	income taxes
ASO	$14,682	$14	$18,351	$1,490
Spacetech	$133	$(2,736)	$178	$(3,397)
	$14,815	$(2,722)	$18,529	$(1,907)

Key financial metrics for the balance sheet are as follows (in thousands):

	March 31, 2013		June 30, 2012
Assets	Fixed Assets, net	Total Assets	Fixed Assets, net	Total Assets
ASO	$36,056	$44,879	$36,997	$48,867
Spacetech	$625	$1,600	$273	$1,182
	$36,681	$46,479	$37,270	$50,049

(10) State of Texas Funding

In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to serve the security, healthcare and industrial markets.  In exchange for the award, 1st Detect granted a common stock purchase right and a note payable to the State of Texas.  As of March 31, 2013, 1st Detect has received $1.8 million in disbursements. The proceeds from the award can only be used to fund development of the Miniature Chemical Detector at 1st Detect, not for repaying existing debt or for use in other Company subsidiaries.

The common stock purchase right is exercisable at the first Qualifying Financing Event (“QFE”), which is essentially a change in control or third party equity investment in 1st Detect. The number of shares available to the State of Texas, at the price of par value, is calculated as the total disbursements (numerator) divided by the stock price established in the QFE (denominator). If the first QFE does not occur within 18 months of the agreement’s effective date, which has been extended to March 31, 2013 as a result of recent extensions granted by the State of Texas, the number of shares available for purchase will equal the total disbursements (numerator) divided by $100 (denominator).  As of March 31, 2013 no QFE has occurred.

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

Management considers the likelihood of voluntarily repaying the note or of a default event as remote due to the fact that the covenants that would necessitate repayment are within the control of the Company. As such, the $1.8 million, which was received in two installments of $0.9 million and $0.9 million prior to the period ended March 31, 2013, was accounted for as a contribution to equity. As of March 31, 2013, no default events have occurred.

(11) Equity and Other Long Term Incentive Plans

The 1994 Plan (“1994 Plan”)

Under the terms of the 1994 Plan, the number and price of the stock incentive awards granted to employees is determined by the Board of Directors and such grants vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. At the time of approval, 395,000 shares of our common stock were reserved for issuance under this plan. As of March 31, 2013, there are no shares available for grant. Based on the Articles of the 1994 stock incentive plan, no awards shall be granted more than ten years after the effective date of the plan unless amended.

The Directors’ Stock Option Plan (“Director’s Plan”)

Options under the Director’s Plan vest after one year and expire seven years from the date of grant. At the time of approval, 50,000 shares of our common stock were reserved for issuance under this plan. As of March 31, 2013, there are 41,500 shares available for future grant.

2008 Stock Incentive Plan (“2008 Plan”)

The 2008 Plan was created to promote growth of the Company by aligning the long-term financial success of the Company with the employees, consultants and directors. At the time of approval, 5,500,000 shares of our common stock were reserved for issuance under this plan. The 2008 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock options, stock appreciation rights (SARs) and restricted stock to employees, directors and consultants of the Company. Stock options awarded will vest upon the Company’s stock achieving a closing price of $1.50 and expire ten years from grant date or upon employee or director termination. Restricted shares awarded will vest 33.33% a year over a three year period and expire upon employee or director termination. There have been no SARs granted from the 2008 Plan. As of March 31, 2013, there are 342,501 shares available for grant under the 2008 Plan.

2011 Stock Incentive Plan (“2011 Plan”)

The 2011 Plan was designed to increase shareholder value by compensating employees over the long term. The plan is to be used to promote long-term financial success and execution of our business strategy. At the time of approval, 1,750,000 shares of our common stock were reserved for issuance under this plan. The 2011 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock options, stock appreciation rights (SARs) and restricted stock to employees, directors and consultants of the Company. Stock options awarded will vest upon the Company’s stock achieving a closing price of $1.50 and expire ten years from the grant date or upon employee or director termination. Additionally, a single 200,000 stock option grant was awarded to a third party consultant intended to provide incentive which is aligned with management and the shareholders. Vesting for these option shares will occur once certain performance conditions have been fulfilled. There have been no SARs or restricted stock granted from the 2011 Plan. As of March 31, 2013, there are 1,056,000 shares available for grant under the 2011 Plan.

At March 31, 2013, 1,440,001 shares of Common Stock were reserved for future grants of stock incentive grants under the Company’s four stock incentive plans.

1st Detect

On January 19, 2010, an independent committee of the Board of Directors of 1st Detect, a subsidiary of the Company, approved a grant of 1,180 restricted stock shares and 1,820 stock purchase warrants to certain officers, directors and employees of 1st Detect, of which 75 and 45, respectively, have subsequently been cancelled. The awards vested 50% a year over a two-year period. The restricted stock awards are equal to the fair market value of 1st Detect’s common stock on the date of grant as determined by an independent valuation firm. The Company utilized the Black-Scholes methodology in determining the fair market value of the warrants.

1st Detect 2011 Stock Incentive Plan

The 2011 Plan was designed to increase shareholder value by compensating employees over the long term. The plan is to be used to promote long-term financial success and execution of our business strategy. At the time of approval, 2,500 shares of 1st Detect stock were reserved for issuance under this plan. The 2011 Plan, administered by the Board of Directors of 1st Detect, provides for granting of incentive awards in the form of stock options to certain directors, officers and employees of 1st Detect. The awards vest upon certain performance conditions being met and expire ten years from the grant date.  The stock options have an exercise price equal to the fair market value of 1st Detect’s common stock on the date of grant as determined by an independent valuation firm. As of March 31, 2013, there are 1,775 shares available for grant under the 2011 Plan.

Astrogenetix

On January 19, 2010, an independent committee of the Board of Directors of Astrogenetix, a subsidiary of the Company, approved a grant of 1,550 restricted stock shares and 2,050 stock purchase warrants to certain officers, directors and employees of Astrogenetix, of which 375 and 50 have subsequently been cancelled. The awards vested 50% a year over a two-year period. The restricted stock awards are equal to the fair market value of Astrogentix’s common stock on the date of grant as determined by an independent valuation firm. The Company utilized the Black-Scholes methodology in determining the fair market value of the warrants.

(12) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of March 31, 2013, the Company has established a full valuation allowance against all of its net deferred tax assets.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. As of March 31, 2013, the Company has a liability of $64,000 ($42,000 net of federal benefit) for unrecognized tax benefits.

For the three and nine months ended March 31, 2013 and 2012, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

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

As of March 31, 2013, we had repurchased 311,660 shares of common stock at a cost of $0.2 million, which represents an average cost of $0.76 per share, and $1.1 million of Senior Convertible Notes payable.  All of these repurchases were made prior to the period ended March 31, 2013.  As a result, the Company is authorized to repurchase an additional $5.7 million of securities under this program.  Additionally, on November 1, 2012, Thomas B. Pickens III and Winn Interests, Ltd. purchased 1,783,746 and 594,581 shares of common stock of the Company, respectively, at an average price of $0.90 per share.

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

On January 10, 2013, a lawsuit was filed in a district court in Travis County against Astrotech Corporation by John Porter, the former Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company. In the lawsuit, Mr. Porter alleges various breaches of contract claims in connection with his termination from the Company on August 3, 2012.  Mr. Porter seeks monetary damages of at least $639,808. While the Company intends to vigorously defend any such actions by Mr. Porter, the Company recorded a liability at March 31, 2013 for its estimate of the probable loss in this matter.

On February 20, 2013, a shareholder derivative lawsuit was filed in the District Court of Travis County, Texas against the current directors and chief executive officer of Astrotech Corporation and against the Company, as nominal defendant. The complaint alleges, among other things, that the directors and chief executive officer breached fiduciary duties to the Company in connection with certain corporate transactions, including loans to subsidiaries and purchases of outstanding shares of the Company’s common stock. The Company intends to vigorously defend the lawsuit.

(15) NASDAQ Listing Qualifications

On November 13, 2012, we received written notification from NASDAQ indicating that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive trading days and that we were therefore not in compliance with NASDAQ Listing Rule 5550(a)(2). On May 14, 2013, we received a second compliance notice from NASDAQ regarding the Company's failure to maintain the minimum bid price for continued listing. However, the NASDAQ staff has determined that the Company is eligible for an additional 180 day grace period, or until November 11, 2013, to regain compliance. NASDAQ's determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the NASDAQ Capital Market, with the exception of the bid price requirement, and the Company's written notice to NASDAQ of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

(16) Subsequent Events

The Company and ARES have resolved certain issues relative to the early termination of the subcontract in May 2008, including, but not limited to, the completion of the 2005 through 2008 governmental audits by the DCAA. In April 2013 the Company received the remaining outstanding balance of $0.1 million.

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

•       Our ability to meet technological development milestones and overcome development challenges; and

•       Risks described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our 2012 Annual Report on Form 10-K.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in the Risk Factors included in Part II Item 1A of this Report and Part I, Item 1A of our 2012 Annual Report on 10-K and elsewhere in this Quarterly Report on Form 10-Q or in the documents incorporated by reference herein. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the Securities and Exchange Commission (“SEC”) or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications.  In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Quarterly Report on Form 10-Q and in prior or subsequent communications.

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

Our Business Units

Astrotech Space Operations (ASO)

ASO provides support to its government and commercial customers as they successfully process complex communication, earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our ASO facilities can accommodate five meter class satellites, encompassing the majority of U.S.-based satellites. ASO’s service capabilities include designing and building spacecraft processing equipment and facilities. Additionally, ASO provides propellant services including designing, building and testing propellant service equipment for servicing spacecraft.  ASO accounted for 99% of our consolidated revenues for the nine months ended March 31, 2013. Revenue for our ASO business unit is generated primarily from various fixed-priced contracts with launch service providers in both the government and commercial markets and the design and fabrication of space launch equipment.  The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing and launching spacecraft. The revenue and cash flows generated from our ASO operations are primarily related to the number of spacecraft launches and the fabrication of the GSE for the U.S. Government. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business include:

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

1st Detect has entered into customer agreements resulting in over $0.8 million research and development funding and is developing relationships with a number of significant analytical instrument manufacturers and distributors. The target markets for 1st Detect’s MMS-1000 and OEM-1000 products are large and growing and present an opportunity to compete with established vendors. The unique characteristics of 1st Detect’s products allow us to develop and market into emerging markets and opportunities.

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

Management believes there have been no significant changes during the period ended March 31, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Annual Report on Form 10-K.

Results of Operation

Three months ended March 31, 2013 compared to three months ended March 31, 2012:

Selected consolidated financial data for the three months ended March 31, 2013 and 2012 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue	$4,565	$10,013
Cost of revenue	2,550	6,770
Gross profit	2,015	3,243
Gross margin	44%	32%
Selling, general and administrative	1,758	1,814
Research and development	459	475
Operating expenses	$2,217	$2,289
Interest and other expense, net	(36)	(69)
Income tax expense	-	(5)
Consolidated net loss	$(238)	$880
Less: Net loss attributable to noncontrolling interest	(125)	(134)
Net income (loss) attributable to Astrotech Corporation	$(113)	$1,014

Revenue.  Total revenue decreased to $4.6 million for the three months ended March 31, 2013 from $10.0 million for the three months ended March 31, 2012. This is primarily a result of a decline in revenue earned on the fabrication of the GSE for the U.S. Government.

Gross Profit.  Gross profit decreased to $2.0 million for the three months ended March 31, 2013 from $3.2 million for the three months ended March 31, 2012. This is primarily a result of a decline in the fabrication of the GSE. The increase in gross margin is more reflective of our satellite payload processing that is generally near-term fixed-price.

Selling, General and Administrative Expense.  Selling, general and administrative expense remained relatively the same at $1.8 million for the three month periods ended March 31, 2013 and 2012.

Research and Development Expense. Research and development expense remained relatively the same at $0.5 million for the three month periods ended March 31, 2013 and 2012.

Nine months ended March 31, 2013 compared to nine months ended March 31, 2012:

Selected consolidated financial data for the nine months ended March 31, 2013 and 2012 is as follows (dollars in thousands):

	Nine Months Ended March 31,
	2013	2012
Revenue	$14,815	$18,529
Cost of revenue	10,581	12,804
Gross profit	4,234	5,725
Gross margin	29%	31%
Selling, general and administrative	5,341	5,451
Research and development	1,494	1,979
Operating expenses	$6,835	$7,430
Interest and other expense, net	(121)	(202)
Income tax expense	-	(17)
Consolidated net loss	$(2,722)	$(1,924)
Less: Net loss attributable to noncontrolling interest	(382)	(486)
Net loss attributable to Astrotech Corporation	$(2,340)	$(1,438)

Revenue.  Total revenue decreased to $14.8 million for the nine months ended March 31, 2013 from $18.5 million for the nine months ended March 31, 2012. This is primarily a result of a decline in revenue earned on the fabrication of the GSE for the U.S. Government and a decreased launch schedule.

Gross Profit.  Gross profit decreased to $4.2 million for the nine months ended March 31, 2013 from $5.7 million for the nine months ended March 31, 2012. This is primarily a result of a decline in the fabrication of the GSE.

Selling, General and Administrative Expense.  Selling, general and administrative expense decreased to $5.3 million for the nine months ended March 31, 2013 from $5.5 million for the nine months ended March 31, 2012. The decrease was primarily attributable a reduction in headcount and employee incentive compensation expense.

Research and Development Expense. Research and development expense decreased to $1.5 million for the nine months ended March 31, 2013 from $2.0 million for the nine months ended March 31, 2012. This decrease is a result of the delivery and installation of 1st Detect evaluation units to potential customers, which were recorded as an offset to research and development expense.

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

The following is a summary of the change in our cash and cash equivalents (in thousands):

	Nine Months Ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$(968)	$598
Net cash used in investing activities	(936)	(385)
Net cash provided by (used in) financing activities	(239)	633
Net change in cash and cash equivalents	$(2,143)	$846

Cash and Cash Equivalents

At March 31, 2013, we had cash and cash equivalents of $8.0 million and our working capital was approximately $2.8 million. As of March 31, 2012, we had cash and cash equivalents of $15.8 million and our working capital was approximately $7.4 million. Cash and cash equivalents have decreased by approximately $2.1 million during the nine months ended March 31, 2013.

Operating Activities

Cash used in operations was $1.0 million for the nine months ended March 31, 2013 compared to cash provided by operations of $0.6 million for the nine months ended March 31, 2012. This decrease in cash flow was primarily attributable to a decrease in accounts receivable and the timing of payments in accounts payable and accrued liabilities.

Investing Activities

Cash used in investing activities was $0.9 million for the nine months ended March 31, 2013 compared to $.04 million for the nine months ended March 31, 2012. This increase was the result of capital expenditures for our 1st Detect facilities to support future growth and ensure sufficient capacity to meet forecasted demand for our mini-mass spectrometry product line.

Financing Activities

Cash used by financing activities for the nine months ended March 31, 2013 was $0.2 million compared to $0.6 million of cash provided by financing activities for the nine months ended March 31, 2012. The cash provided through financing for the nine months ended March 31, 2012 was the result of receiving the second installment of $0.9 million from the Texas Emerging Technology Fund, which did not reoccur in the nine months ended March 31, 2013.

Debt

Credit Facilities

In October 2010, we entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan terminates in October 2015, and the $3.0 million revolving credit facility expired in October 2012. The Company had no outstanding balance on the revolving credit facility. The term loan requires monthly payments of principal plus interest at the rate of prime plus 0.25%, but not less than 4.0%. The revolving credit facility allowed multiple advances not to exceed $3.0 million, based on eligible accounts receivable, and incurred interest at the rate of prime plus 0.25%, but not less than 4.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. The balance of the $7.0 million term loan at March 31, 2013 was $6.1 million.

The bank financing facilities contain certain affirmative and negative covenants with which we must comply, including the maintenance by us of a debt service coverage ratio of 1.00 to 1.00. As of March 31, 2013, we were not in compliance with the debt service coverage ratio; however, we have received a waiver from the bank.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of March 31, 2013, the Company has established a full valuation allowance against all of its net deferred tax assets.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. As of March 31, 2013, the Company has a liability of $64,000 ($42,000 net of federal benefit) for unrecognized tax benefits.

For the nine months ended March 31, 2013 and 2012, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 20, 2013, a shareholder derivative lawsuit was filed in the District Court of Travis County, Texas against the current directors and chief executive officer of Astrotech Corporation and against the Company, as nominal defendant. The complaint alleges, among other things, that the directors and chief executive officer breached fiduciary duties to the Company in connection with certain corporate transactions, including loans to subsidiaries and purchases of outstanding shares of the Company’s common stock. The Company intends to vigorously defend the lawsuit.

ITEM 1A. RISK FACTORS

Other than the substitution of the first following risk factor for the final risk factor in our 2012 Annual Report on Form 10-K and the addition of the second following risk factor, there have been no material changes in the risk factors described in our 2012 Annual Report on Form 10-K.

If our common stock ceases to be listed for trading on the NASDAQ Capital Market it may harm our stock price and make it more difficult to sell shares.

On November 13, 2012, we received written notification from NASDAQ indicating that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive trading days and that we were therefore not in compliance with NASDAQ Listing Rule 5550(a)(2). On May 14, 2013, we received a second compliance notice from NASDAQ regarding the Company's failure to maintain the minimum bid price for continued listing. However, the NASDAQ staff has determined that the Company is eligible for an additional 180 day grace period, or until November 11, 2013, to regain compliance. NASDAQ's determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the NASDAQ Capital Market, with the exception of the bid price requirement, and the Company's written notice to NASDAQ of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. In order to regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days.  We cannot provide any assurance that we will be able to regain compliance with this requirement. Any delisting of our common stock from the NASDAQ Capital Market could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades and increase the transaction costs inherent in trading such shares with overall negative effects for our shareholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect our business, financial condition and results of operations.

Our cash and cash equivalents may not be sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements.

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the need to acquire licenses to new technology, costs associated with increasing our manufacturing and development facilities, costs associated with strategic acquisitions including integration costs and assumed liabilities, litigation expense, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures that are not currently contemplated. Factors that could affect our capital requirements, in addition to those listed above include continued collections of accounts receivable consistent with our historical experience, uncertainly surrounding mission launch schedules, and our ability to manage product development efforts.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2013, we did not issue any unregistered securities or repurchase any of our securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

On November 13, 2012, we received written notification from NASDAQ indicating that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive trading days and that we were therefore not in compliance with NASDAQ Listing Rule 5550(a)(2). On May 14, 2013, we received a second compliance notice from NASDAQ regarding the Company's failure to maintain the minimum bid price for continued listing. However, the NASDAQ staff has determined that the Company is eligible for an additional 180 day grace period, or until November 11, 2013, to regain compliance. NASDAQ's determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the NASDAQ Capital Market, with the exception of the bid price requirement, and the Company's written notice to NASDAQ of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2013, formatted in eXtensible Business Reporting Language: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Notes to Unaudited Condensed Consolidated Financial Statements.(1)

(1)  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: May 15, 2013	/s/ Thomas B. Pickens III
Thomas B. Pickens III
Chief Executive Officer

/s/ Carlisle Kirkpatrick
Carlisle Kirkpatrick
Chief Financial Officer