Form 10-K
period 2013-06-30
ASTROTECH Corp \WA\
filed 2013-10-15
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of such stock on the NASDAQ Capital Market on such date of $0.90 was approximately $17,512,295 as of December 31, 2012.

As of October 7, 2013, 19,486,727 shares of the registrant’s Common Stock, no par value, were outstanding, including 8,333 shares of restricted stock with voting rights.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:

•	The effect of economic conditions in the United States or other space faring nations that could impact our ability to access space and support or gain customers;

•	Our ability to raise sufficient capital to meet our long and short-term liquidity requirements;

•	Our ability to successfully pursue our business plan and execute our strategy;

•	Whether we will fully realize the economic benefits under our customer contracts;

•	Technological difficulties and potential legal claims arising from any technological difficulties;

•	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by governmental or commercial customers;

•	Uncertainty in government funding and support for key space programs;

•	The impact of competition on our ability to win new contracts;

•	Uncertainty in securing reliable and consistent access to space, including the International Space Station (“ISS”);

•	Delays in the timing of performance under our contracts;

•	Our ability to meet technological development milestones and overcome development challenges; and

•	Risks described in the “Risk Factors” section of this Form 10-K.

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

PART I

Item 1.

Business.

Our Company

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us” or “our”), a Washington corporation, is a commercial aerospace company that was formed in 1984 to leverage the environment of space for commercial purposes. For nearly 30 years, the Company has remained a crucial player in space commerce activities. We have supported the launch of 23 shuttle missions and more than 300 spacecraft. We’ve designed and built space hardware and processing facilities and constructed world-class processing facilities. We currently own, operate and maintain world-class spacecraft processing facilities; prepare and process scientific research from microgravity and develop and manufacture sophisticated chemical sensor equipment.

Our efforts are focused on:

•	Providing world-class facilities and related support services necessary for the preparation of satellites and payloads for launch.

•	Providing satellite and payload processing and integration services and support.

•	Designing, fabricating and utilizing equipment and hardware for launch activities.

•	Supplying propellant and associated services for spacecraft.

•	Managing launch logistics and support.

•	Working with development partners to build industry specific applications using our sensor equipment.

•	Commercializing unique space-based technologies.

Our Business Units

Astrotech Space Operations (ASO)

ASO provides support to its government and commercial customers as they successfully process complex communication, earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our ASO facilities can accommodate five-meter class satellites, encompassing the majority of U.S.-based satellites. ASO’s service capabilities include designing and building spacecraft processing equipment and facilities. Additionally, ASO provides propellant services including designing, building and testing propellant service equipment for servicing spacecraft.  ASO accounted for 99% of our consolidated revenues for the year ended June 30, 2013. Revenue for our ASO business unit is generated primarily from various fixed-priced contracts with launch service providers in both the government and commercial markets and the design and fabrication of space launch equipment.  The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing and launching spacecraft. The revenue and cash flows generated from our ASO operations are primarily related to the number of spacecraft launches and the fabrication of the Ground Support Equipment (“GSE”) for the U.S. Government. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business include:

•

The continuing limited availability of competing facilities at the major domestic launch sites that can offer comparable services, leading to an increase in government and commercial use of our services.

•	Our ability to design and fabricate spacecraft preparation and processing equipment.

•	Our ability to control our capital expenditures, which are primarily limited to modifications required to accommodate payload processing for new launch vehicles and upgrading building infrastructure.

•	Our ability to complete customer specified facility modifications within budgeted costs and time commitments.

•	Uncertainty in government funding and support for key space programs.

•	The impact of competition and industry consolidation and our ability to win new contracts

Spacetech

Our other business unit is a technology incubator designed to commercialize space-industry technologies. This business unit is currently pursuing two distinct opportunities:

1st Detect

1st Detect develops, manufactures and sells ultra small mass spectrometers and related equipment. Mass spectrometers, in general, measure the mass and relative abundance of ions in a sample to create a “mass spectrum”. This resulting mass spectrum is a unique fingerprint for each chemical that can be compared to a reference library of mass spectra to verify the identity of a sample. Mass spectrometers can identify chemicals with more accuracy and precision than competing instruments given their extreme sensitivity and specificity and they are a staple of almost all analytical laboratories. By leveraging technology initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the ISS, the Company has developed a series of instruments that are significantly smaller, lighter, faster and less expensive than competing mass spectrometers, and significantly more sensitive and accurate than other competing chemical detectors. Our efforts have resulted in a technology that can provide mass spectrometry performance in real-time or in the field.

The MMS-1000TM is a small, low power mass spectrometer designed initially for the laboratory market. The unique design of this unit enables mass spectrometric quality chemical analysis in a small package (about the size of a shoebox) that operates off less power than a typical light bulb. This allows high quality chemical analysis to be performed in locations where mass spectrometers have not been used before, such as directly on the factory floor or in the battlefield, without compromising the quality of the analysis.

The OEM-1000 is a mass spectrometer component that was developed for applications where customers need the high quality analysis provided by a mass spectrometer but in a platform that can be integrated into customer specific packages. The OEM-1000 uses the same high performance analyzer as the MMS-1000TM, but is provided as an open platform for customers and development partners to integrate with their complementary technologies, with application-specific sample preparation, inlets and software.

Astrogenetix

Astrogenetix is a biotechnology company formed to commercialize products processed in the unique environment of microgravity. Astrogenetix pursued an aggressive space access strategy to take advantage of the Space Shuttle program prior to its retirement in 2011. This strategy gave Astrogenetix unprecedented access to research in microgravity, as the Company flew experiments twelve times over a three year period. Astrogenetix and its partners (“the team”) are currently researching a Salmonella vaccine as part of its ongoing commercialization strategy. Concurrently, the team is evaluating a vaccine target for Methicilin-Resistant Staphylococcus Aureus (“MRSA”) based on discoveries made in microgravity. In December 2011, the Company negotiated a Space Act Agreement with NASA for a minimum of twenty eight additional space flights.

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

Spacetech

1st Detect

With the recent introduction of the OEM-1000 platform technology, 1st Detect is integrating the mass spectrometer technology with a number of existing complementary technologies and instruments. Market development strategies are focused on product development with channel partners who will enhance the analytical capability of their own product offerings by exploiting the attributes of the OEM-1000 to enable their own competitive advantage. Due to the high speed performance, analytical capability and flexibility of the product, the Company’s best opportunities involve applications where real-time monitoring is required. There are also significant opportunities in the industrial research environment where the mass spectrometer technology allows partners to offer high performance analytical capabilities on their own sample preparation systems while improving their margins and reducing their customers’ bench top space requirements.

Astrogenetix

From 2008 to 2011, Astrogenetix pursued an aggressive space access strategy to take advantage of the Space Shuttle program prior to its retirement. This strategy gave Astrogenetix unprecedented access to research in microgravity, as the Company flew twelve times with experiments in this three year period. Astrogenetix and the team are currently focused on developing a Salmonella vaccine as part of the ongoing commercialization strategy. Concurrently, the team is working on the continued development of a vaccine target for MRSA based on discoveries made in microgravity. In December 2011, the Company negotiated a Space Act Agreement with NASA for a minimum of twenty eight additional space flights.

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

Spacetech

1st Detect

1st Detect’s ultra small mass spectrometer is a chemical analyzer that provides near laboratory quality, real-time analysis. The Company’s proprietary technology utilizes advances in low power electronics and miniaturization technologies developed for the space program and it is capable of detecting a wide range of chemicals quickly with very high sensitivity, specificity and reliability. The instrument provides near laboratory quality performance in a much smaller footprint at a cost well below traditional mass spectrometers. The Company has two granted U.S. patents, one pending U.S. patent application that will soon be granted, and numerous other patent applications now pending before the U.S. Patent & Trademark Office and foreign patent offices.

1st Detect instruments are based on the following key technology components:

•

Cylindrical Ion Trap (“CIT”): The CIT is the core analyzer element of the Company’s mass spectrometer technology. The CIT is a series of rings that hold (“traps”) ions in a resonant pattern with an applied RF voltage. By carefully adjusting the RF voltage, the ions are ejected (“scanned”) onto a detector according to their mass, which results in a mass spectrum. In addition, the CIT can be operated in MS/MS mode where targeted chemicals of interest can be isolated and further fragmented in the trap to provide a secondary confirmation, improving the specificity of the instrument without the need for additional hardware.

•

Pre-concentrator: To improve the sensitivity of the MMS-1000TM, 1st Detect developed a novel pre-concentrator under a contract with the Defense Threat Reduction Agency and the U.S. Army Dugway Proving Ground. The pre-concentrator can improve the sensitivity of the mass spectrometer by over 1000x, enabling detection to extremely low concentrations (parts per trillion). In addition, the pre-concentrator can be operated in a “temperature ramped” mode to separate chemicals in time similar to a gas chromatograph (“GC”), a competing technology. This can improve the quality of the analysis without the need for a large, slow, power hungry GC.

•

Conductor Software (“Conductor”): 1st Detect has written a software package that allows users to control the instrument with a simple, feature rich, graphical user interface. Conductor also allows users to monitor the mass spectrum and export the data to industry standard formats. The highly customizable software also contains an advanced mode where users can write custom scripts in a simple JAVA based format for developing custom methods for unique analysis.

Astrogenetix

Astrogenetix is a biotechnology company formed to commercialize products processed in the unique environment of microgravity. Astrogenetix pursued an aggressive space access strategy to take advantage of the Space Shuttle program prior to its retirement in 2011. This strategy gave Astrogenetix unprecedented access to research in microgravity, as the Company flew experiments twelve times over a three-year period. Astrogenetix and the team are currently focused on developing a Salmonella vaccine as part of the ongoing commercialization strategy. Concurrently, the team is working on the continued development of a vaccine target for MRSA based on discoveries made in microgravity. In December 2011, the Company negotiated a Space Act Agreement with NASA for a minimum of twenty eight additional space flights.

Customers, Sales and Marketing

Astrotech Space Operations

ASO services a variety of domestic and international government and commercial customers sending satellites and spacecraft to low-earth-orbit, geosynchronous orbit, or on planetary missions. ASO has long-term contracts in place with NASA and other U.S. Governmental agencies. ASO continues to look for opportunities to support spacecraft processing for government and commercial customers. During fiscal year 2013, ASO accounted for 99% of our consolidated revenues.

Spacetech

1st Detect

1st Detect’s customers primarily include universities, government agencies and other research organizations.  Customers have also purchased or leased the MMS-1000TM to evaluate the core technology in anticipation of partnering with 1st Detect to develop a follow on custom solution. Significant progress has also been made with a number of established instrument manufactures who have integrated the Company’s OEM-1000 component with their products, including those for industrial research applications and a modified OEM-1000 (the “OEM-1000GC”) for compatibility with GC’s for security and petrochemical applications.  This partnering strategy enables a scalable distribution strategy where our products will leverage the brand names of established, high quality partners.

The broadband nature of the 1st Detect technology, as well as the high performance provided by our unique ion trap architecture, makes the 1st Detect technology applicable to a variety of applications. Market opportunities that 1st Detect is exploring include Security and Defense, Food and Beverage, Pharmaceutical, Industrial Processing, Healthcare and Diagnostics, Environment Testing and Research.

Astrogenetix

Astrogenetix and the team are currently focused on developing a Salmonella vaccine as part of the ongoing commercialization strategy. Concurrently, the team is working on the continued development of a vaccine target for MRSA based on discoveries made in microgravity.

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

Spacetech

1st Detect

Competition with 1st Detect’s mass spectrometer technology will come from two types of instruments. There are a number of mass spectrometer vendors that supply primarily into the laboratory market and a number of vendors that supply small, portable instrumentation based on other technologies (e.g., Ion Mobility Spectrometry). 1st Detect is not expected to feel pressure from incumbent mass spectrometer vendors as their offerings are typically too large, expensive and complex to be used outside of the laboratory. Additionally, 1st Detect is not expected to feel competition from other technologies as the analytical capability of our ultra small mass spectrometer far exceeds the capabilities of these other technologies.

There are several incumbent vendors that compete directly with 1st Detect’s ultra small mass spectrometer. However, 1st Detect products combine a number of attributes in a single product not currently available in other products. 1st Detect’s competitive advantages include:

1.

The 1st Detect offering is significantly smaller, lighter and more portable than other mass spectrometers.

2.

The combination of the pre-concentrator technology and MS/MS capability eliminates the need for slow, power hungry GC separation.

3.

Developed as a platform technology, 1st Detect is able to be adapted to a wider variety of applications than competing purpose-built instruments.

Astrogenetix

There are many developers of vaccines, including most large pharmaceutical companies and many smaller biotechnology firms. However, there are no known competitors to Astrogenetix’s microgravity vaccine development platform. With final construction complete on the ISS, and focus shifting to operation of the national laboratory through 2020, competition from foreign governments, academia and commercial companies is anticipated.

Research and Development

We invest considerable resources into our internal research and development functions. In addition, we work collaboratively with our development partners to define and deliver additional capabilities to our customers.  We conduct research to improve system functionality, streamline and simplify the user experience, and extend our capability into customer defined, application-specific, opportunities. We aggressively seek patent protection from the U.S. Patent & Trademark Office and foreign patent offices.

We incurred $2.1 million and $2.6 million in research and development expense during fiscal years 2013 and 2012, respectively. Research and development in fiscal year 2013 has been primarily directed towards development of 1st Detect’s ultra small mass spectrometer.

Backlog

The Company’s 18-month rolling backlog at June 30, 2013, which includes contractual backlog, scheduled but uncommitted missions, is $25.5 million.

(In thousands)
Contract Backlog	18-Month Rolling
ASO Missions	$22,230
ASO Facility Programs	3,251
Total Backlog	$25,481

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

Employees Update

As of June 30, 2013, we employed 62 regular full-time employees, none of which were covered by any collective bargaining agreements.

On August 3, 2012, John Porter was terminated as Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company and from all positions at subsidiaries of the Company. On January 10, 2013, a lawsuit was filed against Astrotech Corporation by Mr. Porter.  In the lawsuit, Mr. Porter alleges various breaches of contract claims in connection with his termination from the Company on August 3, 2012.  Mr. Porter seeks monetary damages of at least $639,808.  The Company intends to vigorously defend the lawsuit filed by Mr. Porter.

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

We have relied on governmental customers for a substantial portion of our revenue. Approximately 66% of our revenue in fiscal year 2013 was generated by various NASA and U.S. Government contracts or subcontracts. The loss of these customers could have a material adverse effect on our business, financial condition and results of operations. We cannot make any assurances that any customer will require our services in the future. Therefore, we continue to work on diversifying our customer base to include other government agencies and commercial industries, while going to great lengths to satisfy the needs of our current customer base.

Termination of our future orders could negatively impact our revenues.

The Company’s rolling backlog at June 30, 2013, which includes contractual backlog and scheduled but uncommitted missions, is $25.5 million. The majority is for ASO pre-launch satellite processing services, which include hardware launch preparation; advance planning; use of unique satellite preparation facilities; and spacecraft checkout, encapsulation, fueling and transport. Since our backlog is not yet earned and can be terminated by our customers, we cannot assure that our backlog will ultimately result in revenues.

Increase competition from a branch of the U.S. Government or a commercial entity could significantly reduce the number of missions using Astrotech facilities.

Astrotech provides services for domestic launch sites. In the event that the U.S. Government or commercial entity offers spacecraft ground processing facilities for the launch sites currently serviced by Astrotech, there could be a reduced need for the use of Astrotech facilities. This would result in direct competition for our existing customers in connection with servicing domestic launch sites, which could significantly reduce our revenues. There can be no assurance that we will be able to compete successfully against any new competitor in this area or that these competitive pressures we may face will not result in reduced revenues and market share.

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

Our business strategy outlines the use of decades of experience to expand the services and products we offer to both U.S. Government agencies and commercial industries. We believe that our growth and future financial performance depend upon our ability to anticipate technological advances and customer requirements. There can be no assurance that we will be able to achieve the necessary technological advances for us to remain competitive. In fiscal year 2013, we continued new business initiatives for advancing commerce in space. These new business initiatives will require substantial investments of capital and technical expertise. Our failure to anticipate or respond adequately to changes in technological and market requirements, or delays in additional product development or introduction, could have a material adverse effect on our business and financial performance. Additionally, the cost of capital to fund these businesses will likely require dilution of shareholders.

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

On November 13, 2012, we received written notification from NASDAQ indicating that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive trading days and that we were therefore not in compliance with NASDAQ Listing Rule 5550(a)(2). On May 14, 2013, we received a second compliance notice from NASDAQ regarding the Company's failure to maintain the minimum bid price for continued listing. However, the NASDAQ staff has determined that the Company is eligible for an additional 180 day grace period, or until November 11, 2013, to regain compliance. NASDAQ's determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the NASDAQ Capital Market, with the exception of the bid price requirement, and the Company's written notice to NASDAQ of its intention to cure the deficiency during the second compliance period. There can be no assurance that we will cure the deficiency during the second compliance period. Any delisting of our common stock from the NASDAQ Capital Market could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades and increase the transaction costs inherent in trading such shares with overall negative effects for our shareholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect the price of our common stock and our business, financial condition and results of operations.

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

In September 2009, we completed construction of a 23,000 square foot payload processing facility at VAFB in California which enhanced our capability to process five-meter class satellite payloads. Additionally, in December 2009, we completed construction of a 5,600 square foot office building used by customers for administrative and operational support of teams processing satellites in the new five-meter payload facility. ASO presently leases the 60-acre site located on VAFB in California, where we own four buildings totaling over 50,000 square feet of space. The Company has extended the original land lease, which expired in September 2013. The new lease expires in September 2018, with provisions to extend the lease at the request of the lessee and the concurrence of the lessor. Upon final expiration of the land lease, all improvements on the property revert, at the lessor’s option, to the lessor at no cost.

We maintained a separate 58,000 square foot payload processing facility located in Cape Canaveral, Florida. We negotiated an agreement with the Canaveral Port Authority for the lease of the land for a forty-three year period, expiring 2040. Upon expiration of the land lease, all improvements on the property revert at no cost to the lessor. In May 2005, we sold the facility in Cape Canaveral, Florida for $4.8 million. We leased back 100% of the facility through December 31, 2012, with an option for an additional year. We elected not to renew our lease on this facility. The facility, although valuable under specific circumstance, is of little value to ASO’s current operations. We do not believe our operations will be significantly disrupted as a result of our decision not to renew this lease.

In May 2013, 1st Detect completed build-out of a new 16,000 square foot leased research and development, and production facility in Webster, Texas.  This new facility is equipped with state-of-the art laboratories, a clean room, a production shop and offices for staff.  The term of the lease is 62 months and includes two additional five year options.  The agreement also includes a right of first refusal on an adjacent space to accommodate future growth requirements.

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

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is principally traded on the NASDAQ Global Market. The following table sets forth the quarterly high and low intra-day bid prices for the periods indicated:

Fiscal 2013	High	Low

First Quarter	$1.29	$0.88
Second Quarter	$0.99	$0.66
Third Quarter	$0.96	$0.71
Fourth Quarter	$0.87	$0.68

Fiscal 2012	High	Low

First Quarter	$1.07	$0.51
Second Quarter	$0.87	$0.50
Third Quarter	$0.88	$0.55
Fourth Quarter	$1.34	$0.79

We have never paid cash dividends. It is our present policy to retain earnings to finance the growth and development of our business; therefore, we do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

We have 75,000,000 shares of Common Stock authorized for issuance. As of October 7, 2013, we had 19,486,727 shares of Common Stock outstanding, including 8,333 shares of restricted stock with voting rights, which were held by approximately 2,700 holders. The last reported sale price of our Common Stock as reported by the NASDAQ Global Market on October 7, 2013 was $0.66 per share.

Securities Available for Issuance

As of June 30, 2013, the following securities are available for issuance:

	Number of securities to	Weighted average exercise
	be issued upon exercise	price of outstanding	Number of securities
	of outstanding options,	options, warrants, and	remaining available
Astrotech Equity Available for Issuance	warrants, and rights	rights	for future issuance
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,175,150	$0.94	1,440,001
Equity compensation plans not approved by security holders	—	—	—
Total	1,175,150	$0.94	1,440,001

	Number of securities to	Weighted average exercise
	be issued upon exercise	price of outstanding	Number of securities
	of outstanding options,	options, warrants, and	remaining available
1st Detect Equity Available for Issuance	warrants, and rights	rights	for future issuance
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	700	$212.00	1,800
Equity compensation plans not approved by security holders	—	—	—
Total	700	$212.00	1,800

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

The performance graph and table below compare the five-year cumulative total return of our common stock with the comparable five-year cumulative total returns of the Standard & Poor’s Aerospace & Defense Stock Index (“S&P Aerospace & Defense”) and the NASDAQ Composite Stock Index (“NASDAQ Composite”). The figures assume an initial investment of $100 at the close of business on June 30, 2008 in Astrotech Corporation, S&P, and NASDAQ, and the reinvestment of all dividends.

	6/08	6/09	6/10	6/11	6/12	6/13

Astrotech Corporation	100.00	201.40	217.16	180.56	189.14	122.63
NASDAQ Composite	100.00	80.56	93.30	124.28	132.47	155.74
S&P Aerospace & Defense	100.00	76.11	93.68	124.26	121.25	160.61

Issuer Purchases of Equity Securities

In March 2003, our Board of Directors authorized us to repurchase up to $1.0 million of our outstanding stock at market prices. Additionally, in September 2008, the Board of Directors authorized the repurchase of the Company’s outstanding Common Stock or Senior Convertible Notes payable, up to a cumulative amount of $6.0 million. To date, a total of 311,660 shares at a cost of $0.2 million have been repurchased by the Company. We did not repurchase any shares during the year ended June 30, 2013.

Item 6.

Selected Financial Data.

The following table sets forth our selected consolidated financial data as of and for the years ended June 30, 2009, 2010, 2011, 2012 and 2013. Such data has been derived from our consolidated financial statements audited by PMB Helin Donovan, LLP for the fiscal years ended June 30, 2009 and 2010 and by Ernst & Young LLP for the fiscal years ended June 30, 2011, 2012 and 2013. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and our Consolidated Financial Statements and Notes included in this annual report.

	Years Ended June 30,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Operating Results:
Revenue	$23,995	$26,138	$20,149	$27,979	$31,985
Costs of revenue	15,684	18,790	13,668	12,858	15,723
Gross profit	8,311	7,348	6,481	15,121	16,262
Selling, general and administrative expenses	6,790	7,067	8,402	12,170	9,760
Research and development expenses	2,080	2,571	3,834	2,798	2,330
Income (loss) from operations	(559)	(2,290)	(5,755)	153	4,172
Gain on bond exchange	—	—	—	—	665
Interest and other expense, net	(164)	(1,026)	(279)	(459)	(622)
Income tax benefit (expense)	—	(17)	53	(22)	510
Net income (loss)	(723)	(3,333)	(5,981)	(328)	4,725
Less: net loss attributable to noncontrolling interest	(538)	(620)	(998)	(588)	—
Net income (loss) attributable to Astrotech Corporation	(185)	(2,713)	(4,983)	260	4,725

Net income (loss) per common share — basic	$(0.01)	$(0.15)	$(0.28)	$0.02	$0.29
Shares used in computing net income (loss) per common share — basic	19,328	18,544	17,822	16,567	16,365
Net income (loss) per common share — diluted	$(0.01)	$(0.15)	$(0.28)	$0.01	$0.28
Shares used in computing net income (loss) per common share — diluted	19,328	18,544	17,822	18,283	16,904

Balance Sheet Data (End of Period):
Cash and Cash Equivalents	$5,096	$10,177	$14,994	$8,085	$4,730
Total assets	48,002	50,049	57,620	54,903	58,919
Current debt	387	372	348	8,467	267
Long-term debt, excluding current portion	5,655	6,042	6,422	—	8,435
Stockholders’ equity	35,480	36,132	37,558	42,212	40,548
Working capital (deficit) surplus	$4,307	$4,820	$5,020	$2,623	$8,418

Other Data:
Net cash provided by (used in) operating activities	$(2,902)	$(4,109)	$9,234	$4,437	$4,972
Net cash used in investing activities	(1,847)	(1,252)	(776)	(1,829)	(1,427)
Net cash provided by (used in) financing activities	(332)	544	(1,549)	747	(1,455)

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

Overview

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us” or “our”), a Washington corporation, is a commercial aerospace company that was formed in 1984 to leverage the environment of space for commercial purposes. For nearly 30 years, the Company has remained a crucial player in space commerce activities. We have supported the launch of 23 shuttle missions and more than 300 spacecraft. We’ve designed and built space hardware and processing facilities and constructed world-class processing facilities. We currently own, operate and maintain world-class spacecraft processing facilities; prepare and process scientific research from microgravity and develop and manufacture sophisticated chemical sensor equipment.

Our efforts are focused on:

•	Providing world-class facilities and related support services necessary for the preparation of satellites and payloads.

•	Providing satellite and payload processing and integration service and support.

•	Designing, fabricating and utilizing equipment and hardware for launch activities.

•	Supplying propellant and associated services for spacecraft.

•	Managing launch logistics and support.

•	Working with development partners to build industry specific applications using our sensor equipment.

•	Commercializing unique space-based technologies.

Our Business Units

Astrotech Space Operations (ASO)

ASO provides support to its government and commercial customers as they successfully process complex communication, earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our ASO facilities can accommodate five-meter class satellites, encompassing the majority of U.S.-based satellites. ASO’s service capabilities include designing and building spacecraft processing equipment and facilities. Additionally, ASO provides propellant services including designing, building and testing propellant service equipment for servicing spacecraft.  ASO accounted for 99% of our consolidated revenues for the year ended June 30, 2013. Revenue for our ASO business unit is generated primarily from various fixed-priced contracts with launch service providers in both the government and commercial markets and the design and fabrication of space launch equipment.  The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing and launching spacecraft. The revenue and cash flows generated from our ASO operations are primarily related to the number of spacecraft launches and the fabrication of the GSE for the U.S. Government. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business include:

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

Spacetech

Our other business unit is a technology incubator designed to commercialize space-industry technologies. This business unit is currently pursuing two distinct opportunities:

1st Detect

1st Detect develops, manufactures and sells ultra-small mass spectrometers and related equipment. Mass spectrometers, in general, measure the mass and relative abundance of ions in a sample to create a “mass spectrum”. This resulting mass spectrum is a unique fingerprint for each chemical that can be compared to a reference library of mass spectra to verify the identity of a sample. Mass spectrometers can identify chemicals with more accuracy and precision than competing instruments given their extreme sensitivity and specificity and they are a staple of almost all analytical laboratories. By leveraging technology initiated by an engagement with NASA to develop a mass spectrometer for the ISS, the Company has developed a series of instruments that are significantly smaller, lighter, faster and less expensive than competing mass spectrometers, and significantly more sensitive and accurate than other competing chemical detectors. Our efforts have resulted in a technology that can provide mass spectrometry performance in real-time or in the field.

The MMS-1000TM is a small, low power mass spectrometer designed initially for the laboratory market. The unique design of this unit enables mass spectrometric quality chemical analysis in a small package (about the size of a shoebox) that operates off less power than a typical light bulb. This allows high quality chemical analysis to be performed in locations where mass spectrometers have not been used before, such as directly on the factory floor or in the battlefield, without compromising the quality of the analysis.

The OEM-1000 s a mass spectrometer component that was developed for applications where customers need the high quality analysis provided by a mass spectrometer but in a platform that can be integrated into customer specific packages. The OEM-1000 uses the same high performance analyzer as the MMS-1000TM but is provided as an open platform for customers and development partners to integrate with their complementary technologies, with application-specific sample preparation, inlets and software.

Astrogenetix

Astrogenetix is a biotechnology company formed to commercialize products processed in the unique environment of microgravity. Astrogenetix pursued an aggressive space access strategy to take advantage of the Space Shuttle program prior to its retirement in 2011. This strategy gave Astrogenetix unprecedented access to research in microgravity, as the Company flew experiments twelve times over a three year period. Astrogenetix and the team are currently researching a Salmonella vaccine as part of its ongoing commercialization strategy. Concurrently, the team is evaluating a vaccine target for MRSA based on discoveries made in microgravity. In December 2011, the Company negotiated a Space Act Agreement with NASA for a minimum of twenty eight additional space flights.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of June 30, 2013, the Company has established a full valuation allowance against all of its net deferred tax assets.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company has an unrecognized tax benefit of $0.1 million for the years ended June 30, 2013 and 2012.

For the year ended June 30, 2013 and 2012, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and in various states. Due to the Company’s loss carryover position, it is subject to U.S. federal and state income tax examination adjustments to its carryover benefits generated after 1999.

Currently, the Company is under examination by the Internal Revenue Service for its 2008 through 2010 tax year.

CONSOLIDATED RESULTS OF OPERATIONS

Results of Operations for the Years Ended June 30, 2013 and 2012

The following table sets forth the significant components in the Consolidated Statements of Operations for the year ended June 30, 2013 compared with 2012. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

	Year Ended June 30,
(In thousands)	2013	2012	Variance
Revenue	$23,995	$26,138	$(2,143)
Cost of Revenue	15,684	18,790	(3,106)
Gross profit	8,311	7,348	963
Operating expenses
Selling, general and administrative	6,790	7,067	(277)
Research and development	2,080	2,571	(491)
Total operating expenses	8,870	9,638	(768)
Loss from operations	(559)	(2,290)	1,731
Interest and other expense, net	(164)	(1,026)	862
Loss before income taxes	(723)	(3,316)	2,593
Income tax (expense) benefit	—	(17)	17
Net loss	(723)	(3,333)	2,610
Less: net loss attributable to noncontrolling interest	(538)	(620)	82
Net loss attributable to Astrotech Corporation	$(185)	$(2,713)	$2,528

The following table sets forth the percentage of total revenue of significant components in the Consolidated Statements of Operations for the year ended June 30, 2013 compared with 2012:

	Year Ended June 30,
	2013	2012
Revenue	100%	100%
Cost of revenue	65%	72%
Gross profit	35%	28%
Operating expenses
Selling, general and administrative	28%	27%
Research and development	9%	10%
Total operating expenses	37%	37%
Loss from operations	(2)%	(9)%
Interest and other expense, net	(1)%	(4)%
Loss before income taxes	(3)%	(13)%
Income tax (expense) benefit	* %	* %
Net loss	(3)%	(13)%
Less: net loss attributable to noncontrolling interest	(2)%	(2)%
Net loss attributable to Astrotech Corporation	(1)%	(10)%

*

Represents less than 1% of period revenue

Revenue. Total revenue decreased to $24.0 million for the year ended June 30, 2013 from $26.1 million for the year ended June 30, 2012. This decrease is primarily attributable to a reduction in revenue earned on the fabrication of the GSE for the U.S. Government.

A breakdown of revenue for the years ended June 30, 2013 and 2012 is as follows:

	Year Ended June 30,
(In thousands)	2013	2012
ASO	$23,862	$25,817
Spacetech	133	321
Total	$23,995	$26,138

Gross Profit. Gross profit increased to $8.3 million for the year ended June 30, 2013, as compared to $7.3 million for the year ended June 30, 2012. The increase in gross margin is more reflective of our satellite payload processing that is generally near-term fixed-price. This year, we experienced an increase in satellite payload processing and a decrease in activity for the fabrication of the GSE for the U.S. Government, as compared to the prior year.

Selling, General and Administrative Expense. Selling, general and administrative decreased to $6.8 million for the year ended June 30, 2013 from $7.1 million for the year ended June 30, 2012. The decrease was primarily attributable to a reduction in employee incentive compensation expense.

Research and Development Expense. Research and development expense decreased to $2.1 million for the year ended June 30, 2013 from $2.6 million for the year ended June 30, 2012. This decrease is a result of the delivery and installation of 1st Detect evaluation units to potential customers, which were recorded as an offset to research and development expense.

Interest and Other expense, net. Interest and other expense, net, decreased to $0.2 million for the year ended June 30, 2013 from $1.0 million for the year ended June 30, 2012. The decrease is attributable to a reserve that the Company took against the note receivable, due December 2012, in the amount of $0.7 million representing the full carried book value of the note at June 30, 2012 (see Note 6).

SEGMENT RESULTS OF OPERATIONS

ASO

Selected financial data for the years ended June 30, 2013 and 2012 of our ASO business unit is as follows:

	Year Ended June 30,
(In thousands)	2013	2012	Variance
Revenue	$23,862	$25,817	$(1,955)
Cost of revenue	15,684	18,748	(3,064)
Gross profit	8,178	7,069	1,109
Gross margin percentage	34%	27%	7%
Operating expenses
Selling, general and administrative	4,865	5,008	(143)
Total operating expenses	4,865	5,008	(143)
Interest and other expense, net	(192)	(1,022)	830
Net income	3,121	1,039	2,082
Less: net loss attributable to noncontrolling interest	—	—	—
Net income attributable to ASO	$3,121	$1,039	$2,082

Revenue. Total revenue decreased to $23.9 million for the year ended June 30, 2013 from $25.8 million for the year ended June 30, 2012. This decrease is primarily attributable to revenue earned on the fabrication of the GSE for the U.S. Government.

Gross Profit. Gross profit increased to $8.2 million for the year ended June 30, 2013 from $7.1 million for the year ended June 30, 2012.  This year, we experienced an increase in satellite payload processing and a decrease in activity for the fabrication of the GSE for the U.S. Government, as compared to the prior year.

Selling, General and Administrative Expense. Selling, general and administrative expense decreased to $4.9 million for the year ended June 30, 2013 from $5.0 million for the year ended June 30, 2012. The decrease was primarily attributable to a reduction in employee incentive compensation expense.

Interest and Other expense, net. Interest and other expense, net, decreased to $0.2 million for the year ended June 30, 2013 from $1.0 million for the year ended June 30, 2012. The decrease is attributable to a reserve that the Company took against the note receivable, due December 2012, in the amount of $0.7 million representing the full carried book value of the note at June 30, 2012(see Note 6).

Spacetech

Selected financial data for the years ended June 30, 2013, and 2012 of our Spacetech business unit is as follows:

	Year Ended June 30,
(In thousands)	2013	2012	Variance
Revenue	$133	$321	$(188)
Cost of Revenue	—	41	(41)
Gross profit (loss)	133	280	(147)
Gross margin percentage	100%	87%	13%
Operating expenses
Selling, general and administrative	1,925	2,059	(134)
Research and development	2,080	2,571	(491)
Total operating expenses	4,005	4,630	(625)
Interest and other expense, net	28	(4)	32
Income tax expense	—	(17)	17
Net loss	(3,844)	(4,371)	527
Less: net loss attributable to noncontrolling interest	(538)	(620)	82
Net loss attributable to Spacetech	$(3,306)	$(3,751)	$445

Revenue. Total revenue decreased to $0.1 million for the year ended June 30, 2013 compared to $0.3 million for the year ended June 30, 2012. 1st Detect received grant revenue from the SBIR Program during both fiscal years.

Gross Profit (Loss). Gross profit remained consistent for the years ended June 30, 2013 and 2012. 1st Detect received grant revenue from the SBIR Program during both fiscal years. Costs associated with this program are expensed to research and development.

Selling, General and Administrative Expense. Selling, general and administrative expense decreased to $1.9 million for the year ended June 30, 2013 from $2.1 million for the year ended June 30, 2012. The decrease was primarily attributable a reduction in employee incentive compensation expense.

Research and Development Expense. Research and development expense decreased to $2.1 million for the year ended June 30, 2013 from $2.6 million for the year ended June 30, 2012. This decrease is a result of the delivery and installation of 1st Detect evaluation units to potential customers, which were recorded as an offset to research and development expense.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Balance Sheet

Total assets for the year ended June 30, 2013, were $48.0 million compared to total assets of $50.0 million as of the end of fiscal year 2012. The following table sets forth the significant components of the balance sheet as of June 30, 2013, compared with 2012 (in thousands):

	Year Ended June 30,
	2013	2012	Variance
Assets:
Current assets	$10,916	$12,695	$(1,779)
Property and equipment, net	37,035	37,270	(235)
Other assets, net	51	84	(33)
Total	$48,002	$50,049	$(2,047)

Liabilities and stockholders’ equity:
Current debt	$387	$372	$15
Other current liabilities	6,222	7,503	(1,281)
Long-term debt	5,655	6,042	(387)
Other long-term liabilities	258	—	258
Stockholders’ equity	35,480	36,132	(652)
Total	$48,002	$50,049	$(2,047)

Current assets. Current assets decreased $1.8 million for the year ended June 30, 2013, as compared to June 30, 2012 as a result of cash used in operations.

Property and equipment, net. Depreciation and amortization expense of $2.1 million exceeded capital expenditures of $1.8 million.

Other assets, net. Other assets, net, remained relatively consistent.

Current and long-term debt. Current and long-term debt decreased $0.4 million for the year ended June 30, 2013, as compared to June 30, 2012 as a result of payments on the term note.

Other current liabilities. Other current liabilities decreased by $1.3 million for the year ended June 30, 2013, as compared to June 30, 2012. The primary driver was a $1.5 million decrease in deferred revenue, primarily relating to the GSE contract.

Other long-term liabilities. Other long-term liabilities increased $0.3 million for the year ended June 30, 2013, as compared to June 30, 2012. This was due to an increase in non-current deferred revenue and a tenant reimbursement 1st Detect received upon entering a new building lease.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents:

	June 30,
	2013	2012
Net cash used in operating activities	$(2,902)	$(4,109)
Net cash used in investing activities	(1,847)	(1,252)
Net cash provided by (used in) financing activities	(332)	544
Net decrease in cash and cash equivalents	$(5,081)	$(4,817)

Cash and Cash Equivalents

At June 30, 2013, we held cash and cash equivalents of $5.1 million and our working capital was approximately $4.3 million. Cash and cash equivalents have decreased by approximately $5.1 million during the year ended June 30, 2013. At June 30, 2012, we held cash and cash equivalents of $10.2 million and our working capital was approximately $4.8 million.

Operating Activities

Net cash used in operations was $2.9 million for the year ended June 30, 2013 compared to cash used in operations of $4.1 million for the year ended June 30, 2012. The decrease in cash flow provided by operations was primarily due to a reduction in deferred revenue cash collections on customer contracts, which was attributable to the GSE project.

Investing Activities

Net cash used in investing activities for the year ended June 30, 2013 increased to $1.8 million from $1.3 million for the year ended June 30, 2013. Our investing activities are driven primarily by the timing of capital expenditures for our payload processing facilities. In fiscal year 2013, this increase was the result of capital expenditures for our 1st Detect facilities to support future growth and ensure sufficient capacity to meet forecasted demand for our ultra small mass spectrometer product line.

Financing Activities

Net cash used in financing activities was $0.3 million for the year ended June 30, 2013 compared to cash provided by financing activities of $0.5 million for the year ended June 30, 2012. In the year ended June 30, 2012, 1st Detect received the second installment of $0.9 million from the Texas Emerging Technology Fund, which was used to fund the continued development of the 1st Detect ultra small mass spectrometer and related equipment.

Debt

Credit Facilities

In October 2010, we entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan terminates in October 2015, and the $3.0 million revolving credit facility expired in October 2012. The Company had no outstanding balance on the revolving credit facility. The term loan requires monthly payments of principal plus interest at the rate of prime plus 0.25%, but not less than 4.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. The balance of the $7.0 million term loan at June 30, 2013 was $6.0 million.

The bank financing facilities contain certain affirmative and negative covenants with which we must comply. As of June 30, 2013, we were in compliance with the debt covenants.

Liquidity

At June 30, 2013, we had cash and cash equivalents of $5.1 million and our working capital was approximately $4.3 million.

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the need to acquire licenses to new technology, costs associated with increasing our manufacturing and development facilities, costs associated with strategic acquisitions including integration costs and assumed liabilities, litigation expense, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2014.  We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming year.  Factors that could affect our capital requirements, in addition to those listed above include continued collections of accounts receivable consistent with our historical experience, uncertainty surrounding mission launch schedules, and our ability to manage product development efforts.

Debt Covenant Compliance

The Company’s debt repayments are due as follows (in thousands):

	Balance	Fiscal Year	Fiscal Year	Fiscal Year
	6/30/2013	2014	2015	2016
Term Note	$6,042	$387	$403	$5,252

Our bank financing facilities contain certain affirmative and negative covenants with which we must comply, including the maintenance by us of a debt service coverage ratio of not less than 1.00 to 1.00, maintaining a tangible net worth of not less than $32.50 million, and a maintaining a leverage ratio of not greater than .50 to 1.00.  These financial covenants are applicable to the results of ASO. In the event we are not in compliance with a covenant, the bank may, among other things, accelerate all outstanding borrowings, cease extending credit or foreclose on collateral.  During fiscal year 2013, we were not in compliance with our debt service coverage ratio and we obtained a waiver from the bank that indefinitely waived this event of default with respect to the periods we were in non-compliance.  As of June 30, 2013, we were in compliance with our affirmative and negative debt covenants.  However, our financial projections for fiscal year 2014 indicated that we will likely not be in compliance with our debt service coverage ratio and minimum tangible net worth covenants by the third quarter ended March 31, 2014.  On October 11, 2013, we amended the debt agreement with our bank that updated the following with respect to our debt covenants: 1) provided a credit of $0.50 million and $2.25 million for the third and fourth quarter of fiscal year 2014, respectively, to our debt service coverage calculation, 2) reduced our minimum tangible net worth requirement to $32.0 million for the third and fourth fiscal quarter of fiscal year 2014, and 3) required that we maintain a minimum cash balance at the bank of $2.0 million through June 30, 2014 and $0.75 million thereafter.  Under the terms of the amendment, we expect to be compliant with our affirmative and negative covenants through June 30, 2014.  Therefore, we have classified our debt as noncurrent for any principal payments due after June 30, 2014.

We believe we have sufficient liquidity and backlog to fund ongoing operations for at least the next fiscal year. We expect to utilize existing cash and proceeds from operations to grow our core business offering in ASO and to support strategies for Spacetech.

NASDAQ Notice

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

Contractual Obligations

In addition to the term loan (see “Debt” explanation above), the Company is obligated under non-cancelable operating leases for equipment, office space and the land for a payload processing facility. Future minimum payments under the term loan and non-cancelable operating leases are as follows (in thousands):

	Payments due by period
		Less than			More than 5
Contractual Obligations	Total	1 year	1-3 years	3-5 years	years
Term Loan	$6,042	$387	$5,655	$—	$—
Operating Lease Obligations	1,033	390	477	166	—
Total	$7,075	$777	$6,132	$166	$—

Rent expense was approximately $0.7 million for the year ended June 30, 2013 and approximately $0.8 million for the year ended June 30, 2012.  The Company received sublease payments of $0.1 million for the year ended June 30, 2013 and $0.1 million for the year ended June 30, 2012.

ASO presently leases the 60-acre site located on VAFB in California, where we own four buildings totaling over 50,000 square feet of space. The Company has extended the original land lease, which expired in September 2013. The new lease expires in September 2018, with provisions to extend the lease at the request of the lessee and the concurrence of the lessor.

State of Texas Funding

In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to serve the industrial, environmental, security and healthcare markets (See Note 15). As of June 30, 2012, 1st Detect had received both of the two $0.9 million disbursements. The disbursed amount represents a contingency through March 2020, the date of cancellation. If an event of default should occur, the Company would calculate and expense accrued interest and reclassify principal from equity to notes payable in the consolidated financial statements as amounts due to the State of Texas. Management considers the likelihood of an event of default to be remote due to the fact that the covenants that would necessitate repayment are within the control of the Company. As of June 30, 2013, no default events have occurred.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2013.

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

Item 8.

Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Astrotech Corporation

We have audited the accompanying consolidated balance sheets of Astrotech Corporation (the Company) as of June 30, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astrotech Corporation at June 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the two fiscal years then ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Austin, Texas

October 15, 2013

ASTROTECH CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$5,096	$10,177
Accounts receivable, net of allowance	5,317	1,926
Prepaid expenses and other current assets	503	592
Total current assets	10,916	12,695
Property and equipment, net	37,035	37,270
Other assets, net	51	84
Total assets	$48,002	$50,049

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,488	$3,033
Accrued liabilities and other	2,430	1,634
Deferred revenue	1,304	2,836
Current portion of term note payable	387	372
Total current liabilities	6,609	7,875
Deferred revenue	64	—
Other liabilities	194	—
Term note payable, net of current portion	5,655	6,042
Total liabilities	12,522	13,917

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 authorized shares, no issued and outstanding shares, at June 30, 2013 and 2012	—	—
Common stock, no par value, 75,000,000 shares authorized at June 30, 2013 and 2012, 19,781,721 and 19,134,907 shares issued at June 30, 2013 and 2012, respectively	183,782	183,712
Treasury stock, 311,660 shares at cost	(237)	(237)
Additional paid-in capital	987	1,582
Retained deficit	(151,840)	(151,655)
Noncontrolling interest	2,788	2,730
Total stockholders’ equity	35,480	36,132
Total liabilities and stockholders’ equity	$48,002	$50,049

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended June 30,
	2013	2012
Revenue	$23,995	$26,138
Cost of revenue	15,684	18,790
Gross profit	8,311	7,348
Operating expenses:
Selling, general and administrative	6,790	7,067
Research and development	2,080	2,571
Total operating expenses	8,870	9,638
Loss from operations	(559)	(2,290)
Interest and other expense, net	(164)	(1,026)
Loss before income taxes	(723)	(3,316)
Income tax expense	—	(17)
Net loss	(723)	(3,333)
Less: Net loss attributable to noncontrolling interest	(538)	(620)
Net loss attributable to Astrotech Corporation	$(185)	$(2,713)

Net loss per share, basic and diluted	$(0.01)	$(0.15)
Weighted average common shares outstanding, basic and diluted	19,328	18,544

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at June 30, 2011	18,028	$183,712	$(237)	$1,104	$(148,942)	$1,921	$37,558
Stock based compensation	—	—	—	978	—	29	1,007
Restricted stock issuance	795	—	—	—	—	—	—
Capital contribution	—	—	—	(500)	—	500	—
State of Texas Funding	—	—	—	—	—	900	900
Net loss	—	—	—	—	(2,713)	(620)	(3,333)
Balance at June 30, 2012	18,823	$183,712	$(237)	$1,582	$(151,655)	$2,730	$36,132
Stock based compensation	—	—	—	31	—	—	31
Exercise of stock options	119	70	—	(30)	—	—	40
Restricted stock issuance	528	—	—	—	—	—	—
Capital contribution	—	—	—	(596)	—	596	—
Net loss	—	—	—	—	(185)	(538)	(723)
Balance at June 30, 2013	19,470	183,782	(237)	987	(151,840)	2,788	35,480

See the accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(723)	$(3,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	31	1,007
Depreciation and amortization	2,115	2,243
Impairment of fixed assets	—	200
Reserve on notes receivable	—	675
Changes in assets and liabilities:
Accounts receivable	(3,391)	503
Deferred revenue	(1,468)	(8,357)
Accounts payable	(545)	2,276
Other assets and liabilities	1,079	677
Net cash used in operating activities	(2,902)	(4,109)

Cash flows from investing activities
Purchases of property, equipment and leasehold improvements	(1,847)	(1,252)
Net cash used in investing activities	(1,847)	(1,252)

Cash flows from financing activities
Term loan payments	(372)	(356)
State of Texas Funding	—	900
Proceeds from issuance of common stock	40	—
Net cash provided by (used in) financing activities	(332)	544

Net change in cash and cash equivalents	(5,081)	(4,817)
Cash and cash equivalents at beginning of period	10,177	14,994
Cash and cash equivalents at end of period	$5,096	$10,177

Supplemental disclosures of cash flow information:
Cash paid for interest	$249	$243

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of the Company and Operating Environment

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us” or “our”), a State of Washington corporation, is a commercial aerospace company that was formed in 1984 to leverage the environment of space for commercial purposes. For nearly 30 years, the Company has remained a crucial player in space commerce activities. We have supported the launch of 23 shuttle missions and more than 300 spacecraft. We’ve designed and built space hardware and processing facilities and constructed world-class processing facilities. We currently own, operate and maintain world-class spacecraft processing facilities; prepare and process scientific research from microgravity and develop and manufacture sophisticated chemical sensor equipment.

Our Business Units

Astrotech Space Operations (ASO)

ASO provides support to its government and commercial customers as they successfully process complex communication, earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our ASO facilities can process five-meter class satellites accommodating the majority of U.S. based satellites. ASO’s service capabilities include designing and building spacecraft processing equipment and facilities. In addition, ASO provides propellant services including designing, building and testing propellant service equipment for fueling spacecraft. ASO accounted for 99% of our consolidated revenues for the period ended June 30, 2013. Revenue for our ASO business unit is generated primarily from various fixed-priced contracts with launch service providers in both government and commercial markets and the design, fabrication and use of critical space launch equipment. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions required to launch a spacecraft. The revenue and cash flows generated from our ASO operations are primarily related to the number of spacecraft launches and the fabrication of the GSE for the U.S. Government.

Spacetech

Our other business unit is a technology incubator designed to commercialize space-industry technologies. This business unit is currently pursuing two distinct opportunities:

1st Detect

The Company develops, manufactures and sells ultra-small mass spectrometers and related equipment. Mass spectrometers, in general, measure the mass and relative abundance of ions in a sample to create a “mass spectrum”. This resulting mass spectrum is a unique fingerprint for each chemical that can be compared to a reference library of mass spectra to verify the identity of a sample. Mass spectrometers can identify chemicals with more accuracy and precision than competing instruments given their extreme sensitivity and specificity and they are a staple of almost all analytical laboratories. By leveraging technology initiated by an engagement with NASA to develop a mass spectrometer for the International Space Station, the Company has developed a series of instruments that are significantly smaller, lighter, faster and less expensive than competing mass spectrometers, and significantly more sensitive and accurate than other competing chemical detectors. Our efforts have resulted in a technology that can provide mass spectrometry performance in real-time or in the field.

The MMS-1000TM is a small, low power mass spectrometer designed initially for the laboratory market. The unique design of this unit enables mass spectrometric quality chemical analysis in a small package (about the size of a shoebox) that operates off less power than a typical light bulb. This allows high quality chemical analysis to be performed in locations where mass spectrometers have not been used before, such as directly on the factory floor or in the battlefield, without compromising the quality of the analysis.

The OEM-1000 is a mass spectrometer component that was developed for applications where customers need the high quality analysis provided by a mass spectrometer but in a platform that can be integrated into customer specific packages. The OEM-1000 uses the same high performance analyzer as the MMS-1000TM but is provided as an open platform for customers and development partners to integrate with their complementary technologies, with application-specific sample preparation, inlets and software.

Astrogenetix

Astrogenetix is a biotechnology company formed to commercialize products processed in the unique environment of microgravity. Astrogenetix pursued an aggressive space access strategy to take advantage of the Space Shuttle program prior to its retirement in 2011. This strategy gave Astrogenetix unprecedented access to research in microgravity, as the Company flew experiments twelve times over a three year period. Astrogenetix and the team are currently researching a Salmonella vaccine as part of its ongoing commercialization strategy. Concurrently, the team is evaluating a vaccine target for MRSA based on discoveries made in microgravity. In December 2011, the Company negotiated a Space Act Agreement with NASA for a minimum of twenty eight additional space flights.

Liquidity

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the need to acquire licenses to new technology, costs associated with increasing our manufacturing and development facilities, costs associated with strategic acquisitions including integration costs and assumed liabilities, litigation expense, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2014.  We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming year.  Factors that could affect our capital requirements, in addition to those listed above include continued collections of accounts receivable consistent with our historical experience, uncertainty surrounding mission launch schedules, and our ability to manage product development efforts.

At June 30, 2013, we had cash and cash equivalents of $5.1 million and our working capital was approximately $4.3 million.

The Company’s debt repayments are due as follows (in thousands):

	Balance	Fiscal Year	Fiscal Year	Fiscal Year
	6/30/2013	2014	2015	2016
Term Note	$6,042	$387	$403	$5,252

Our bank financing facilities contain certain affirmative and negative covenants with which we must comply, including the maintenance by us of a debt service coverage ratio of not less than 1.00 to 1.00, maintaining a tangible net worth of not less than $32.50 million, and a maintaining a leverage ratio of not greater than .50 to 1.00.  These financial covenants are applicable to the results of ASO. In the event we are not in compliance with a covenant, the bank may, among other things, accelerate all outstanding borrowings, cease extending credit or foreclose on collateral.  During fiscal year 2013, we were not in compliance with our debt service coverage ratio and we obtained a waiver from the bank that indefinitely waived this event of default with respect to the periods we were in non-compliance.  As of June 30, 2013, we were in compliance with our affirmative and negative debt covenants.  However, our financial projections for fiscal year 2014 indicated that we will likely not be in compliance with our debt service coverage ratio and minimum tangible net worth covenants by the third quarter ended March 31, 2014.  On October 11, 2013, we amended the debt agreement with our bank that updated the following with respect to our debt covenants: 1) provided a credit of $0.50 million and $2.25 million for the third and fourth quarter of fiscal year 2014, respectively, to our debt service coverage calculation, 2) reduced our minimum tangible net worth requirement to $32.0 million for the third and fourth fiscal quarter of fiscal year 2014, and 3) required that we maintain a minimum cash balance at the bank of $2.0 million through June 30, 2014 and $0.75 million thereafter.  Under the terms of the amendment, we expect to be compliant with our affirmative and negative covenants through June 30, 2014.  Therefore, we have classified our debt as noncurrent for any principal payments due after June 30, 2014.

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

Revenue generated by Astrotech’s payload processing facilities is recognized ratably over the occupancy period of the satellite while in the Astrotech facilities. The percentage-of-completion method is used for all construction contracts where incurred costs can be reasonably estimated and successful completion can be reasonably assured at inception. Changes in estimated costs to complete and provisions for contract losses are recognized in the period they become known. Revenue for the sale of commercial products is recognized at shipment.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share includes all common stock options and other common stock equivalents that potentially may be issued as a result of conversion privileges (see Note 12).

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

Notes Receivable

The carrying value of the Company’s notes receivable, net of the allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding notes receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Notes receivable balances deemed uncollectible are written off against the allowance and note receivable balances deemed less than likely to be fully collected at maturity are reserved. In fiscal year 2012, we fully reserved our outstanding notes receivable of $0.7 million. As of June 30, 2013 there have been no payments made on the note.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, notes payable and accrued liabilities. The carrying amounts of these assets and liabilities, in the opinion of Company’s management, approximate their fair value.

Operating Leases

The Company leases space under operating leases. Lease agreements often include rent holidays, rent escalation clauses and contingent rent provisions for percentage of gross sales in excess of specified levels, as defined in the respective lease agreements. Most of the Company’s lease agreements include renewal periods at the Company’s option. The Company recognizes rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased property. The Company records tenant improvement allowances and rent holidays as deferred rent liabilities on the consolidated balance sheets and amortize the deferred rent over the terms of the lease to rent expense on the consolidated statements of operations.

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

Noncontrolling Interest

Noncontrolling interest accounting is applied for any entities where the Company maintains more than 50% and less than 100% ownership. The Company clearly identifies the noncontrolling interest in the balance sheets and income statements. We also disclose three measures of net loss: net loss, net loss attributable to noncontrolling interest, and net loss attributable to Astrotech Corporation. Our operating cash flows in our consolidated statements of cash flows reflect net loss, while our basic and diluted earnings per share calculations reflect net loss attributable to Astrotech Corporation.

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

There are no cash payments due under the note unless there is an event of default, and the terms that allow for the note to be cancelled after the passage of a set amount of time. The purpose of the note is to provide recourse for the State of Texas if 1st Detect fails to fulfill the purpose of the grant, which is primarily to provide for economic development within the State of Texas. If an event of default should occur, the Company would calculate and expense accrued interest and reclassify principal from equity to notes payable in the consolidated financial statements as amounts due to the State of Texas. Management considers the likelihood of an event of default to be remote. As of June 30, 2013, no default events have occurred.

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

Accounting Pronouncements

Accounting Standards Recently Adopted

Accounting Standards Update ("ASU") 2011-04, “Fair Value Measurement ("Topic 820") – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and did not have any impact on the Company’s financial statements.

(3) Noncontrolling Interest

In January 2010, restricted shares of Astrotech subsidiaries, 1st Detect and Astrogenetix, were granted to certain employees, directors and officers (see Note 10), resulting in Astrotech owning less than 100% of the subsidiaries. The Company applied non-controlling interest accounting for the fiscal years ended June 30, 2013 and 2012, which requires us to clearly identify the non-controlling interest in the consolidated balance sheets and consolidated income statements. We disclose three measures of net loss: net loss, net loss attributable to noncontrolling interest, and net loss attributable to Astrotech Corporation. Our operating cash flows in our consolidated statements of cash flows reflect net loss, while our basic and diluted earnings per share calculations reflect net loss attributable to Astrotech Corporation.

	2013	2012
Beginning balance	$2,730	$1,921
Net loss attributable to noncontrolling interest	(538)	(620)
State of Texas funding (See Note 15)	—	900
Capital Contribution	596	500
Stock based compensation expense	—	29
Ending balance	$2,788	$2,730

The capital contribution is made by the Company in order to fund the net losses of the noncontrolling interest.

As of June 30, 2013, the Company’s share of income and losses is 86% for 1st Detect and 84% for Astrogenetix.

(4) Accounts Receivable

As of June 30, 2013, and 2012, accounts receivable consisted of the following (in thousands):

	2013	2012
U.S. Government contracts:
Billed	$1,013	$456
Unbilled	1,976	150
Total U.S. Government contracts	$2,989	$606

Commercial contracts:
Billed	$2,076	$1,070
Unbilled	252	250
Total commercial contracts	$2,328	$1,320

Total accounts receivable	$5,317	$1,926

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

The following table summarizes the changes in our allowance for doubtful accounts (in thousands):

	2013	2012
Beginning balance	$(54)	$—
Provision for uncollectable accounts, net of recoveries	(4)	(54)
Write- off of uncollectable accounts	—	—
Ending balance	$(58)	$(54)

(5) Property and Equipment

As of June 30, 2013 and 2012, property and equipment consisted of the following (in thousands):

	June 30,
	2013	2012
Flight Assets	$44,757	$44,757
Payload Processing Facilities	45,866	44,766
Furniture, Fixtures, Equipment & Leasehold Improvements	19,973	18,335
Capital Improvements in Progress	39	930
Gross Property and Equipment	110,635	108,788
Accumulated Depreciation	(73,600)	(71,518)
Property and Equipment, net	$37,035	$37,270

Depreciation and amortization expense of property and equipment for the years ended June 30, 2013 and 2012 was $2.1 million and $2.2 million, respectively. In the year ended June 30, 2012, the Company evaluated the future use of two historical SPACEHAB modules. Due to the retirement of the space shuttle program in the United States and the lack of alternative uses which could potentially generate cash flow, the Company recorded a non-cash impairment of $0.2 million for the two SPACEHAB modules as the full aggregate carrying amount was deemed no longer recoverable.

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

The Company leased the building back from the owner under an agreement that initially expired on December 31, 2010. In November 2010, the Company renewed its lease with the owner for an additional two year term extending the lease to December 31, 2012. Simultaneously, the Company extended the full repayment date of the note to December 31, 2012.

The owner of SPPF does not have sufficient resources to repay the Company’s note. As a result, the Company recorded a full reserve in fiscal year 2012 against the collection of the note. Management has confirmed that the owner of the SPPF has been actively marketing the facility for sale.  At this time, the SPPF is currently for sale with no offers pending. As of June 30, 2013, there have been no payments made on the note.

(7) Debt

In October 2010, we entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan terminates in October 2015, and the $3.0 million revolving credit facility, which expired in October 2012. The term loan requires monthly payments of principal plus interest at the rate of prime plus 0.25%, but not less than 4.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. The balance of the $7.0 million term loan at June 30, 2013 was $6.0 million.

Our bank financing facilities contain certain affirmative and negative covenants with which we must comply, including the maintenance by us of a debt service coverage ratio of not less than 1.00 to 1.00, maintaining a tangible net worth of not less than $32.50 million, and a maintaining a leverage ratio of not greater than .50 to 1.00.  These financial covenants are applicable to the results of ASO. In the event we are not in compliance with a covenant, the bank may, among other things, accelerate all outstanding borrowings, cease extending credit or foreclose on collateral.  During fiscal year 2013, we were not in compliance with our debt service coverage ratio and we obtained a waiver from the bank that indefinitely waived this event of default with respect to the periods we were in non-compliance.  As of June 30, 2013, we were in compliance with our affirmative and negative debt covenants.  However, our financial projections for fiscal year 2014 indicated that we will likely not be in compliance with our debt service coverage ratio and minimum tangible net worth covenants by the third quarter ended March 31, 2014.  On October 11, 2013, we amended the debt agreement with our bank that updated the following with respect to our debt covenants: 1) provided a credit of $0.50 million and $2.25 million for the third and fourth quarter of fiscal year 2014, respectively, to our debt service coverage calculation, 2) reduced our minimum tangible net worth requirement to $32.0 million for the third and fourth fiscal quarter of fiscal year 2014, and 3) required that we maintain a minimum cash balance at the bank of $2.0 million through June 30, 2014 and $0.75 million thereafter.  Under the terms of the amendment, we expect to be compliant with our affirmative and negative covenants through June 30, 2014.  Therefore, we have classified our debt as noncurrent for any principal payments due after June 30, 2014.

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

The following table presents the carrying amounts, estimated fair values and valuation input levels of certain of the Company’s financial instruments as of June 30, 2013  and 2012 (in thousands):

	June 30, 2013		June 30, 2012
	Carrying	Fair	Carrying	Fair	Valuation
	Amount	Value	Amount	Value	Inputs
Note payable	$6,042	6,042	$6,414	$6,414	Level 2
Total	$6,042	6,042	$6,414	$6,414

The carrying value of the Company’s debt at June 30, 2013 approximates fair value based on rates available for similar debt available to comparable companies in the marketplace. The carrying amounts of the Company’s Level 1 securities include cash and cash equivalents.

(9) Business and Credit Risk Concentration

A substantial portion of our revenue has been generated under contracts with the U.S. Government. During the year ended June 30, 2013 and 2012, approximately 66% and 68%, respectively, of our revenues were generated by various NASA and U.S. Government contracts or subcontracts. Accounts receivable totaled $5.3 million at June 30, 2013 of which 56% was attributable to the U.S. Government. Accounts receivable totaled $1.9 million at June 30, 2012 of which 31% was attributable to the U.S. Government.

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

(10) Common Stock Incentive, Stock Purchase Plans and Other Compensation Plans

At June 30, 2013, 1,440,001 shares of Common Stock were reserved for future grants of stock incentive grants under the Company’s four stock incentive plans.

The 1994 Plan (“1994 Plan”)

Under the terms of the 1994 Plan, the number and price of the stock incentive awards granted to employees is determined by the Board of Directors and such grants vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. At the time of approval, 395,000 shares of our common stock were reserved for issuance under this plan. As of June 30, 2013, there are no shares available for grant. Based on the Articles of the 1994 stock incentive plan, no awards shall be granted more than ten years after the effective date of the plan unless amended.

The Directors’ Stock Option Plan (“Director’s Plan”)

Options under the Director’s Plan vest after one year and expire seven years from the date of grant. At the time of approval, 50,000 shares of our common stock were reserved for issuance under this plan. As of June 30, 2013, there are 41,500 shares available for future grant.

2008 Stock Incentive Plan (“2008 Plan”)

The 2008 Plan was created to promote growth of the Company by aligning the long-term financial success of the Company with the employees, consultants and directors. At the time of approval, 5,500,000 shares of our common stock were reserved for issuance under this plan. The 2008 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock options, stock appreciation rights (RSAs) and restricted stock to employees, directors and consultants of the Company. Stock options awarded will vest upon the Company’s stock achieving a closing price of $1.50 and expire ten years from grant date or upon employee or director termination. Restricted shares awarded will vest 33.33% a year over a three year period and expire upon employee or director termination. There have been no RSAs granted from the 2008 Plan. As of June 30, 2013, there are 342,501 shares available for grant under the 2008 Plan.

2011 Stock Incentive Plan (“2011 Plan”)

The 2011 Plan was designed to increase shareholder value by compensating employees over the long term. The plan is to be used to promote long-term financial success and execution of our business strategy. At the time of approval, 1,750,000 shares of our common stock were reserved for issuance under this plan. The 2011 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock options, stock appreciation rights (RSAs) and restricted stock to employees, directors and consultants of the Company. Stock options awarded will vest upon the Company’s stock achieving a closing price of $1.50 and expire ten years from the grant date or upon employee or director termination. Additionally, a single 200,000 stock option grant was awarded to a third party consultant intended to provide incentive which is aligned with management and the shareholders. Vesting for these option shares will occur once certain performance conditions have been fulfilled. There have been no RSAs or restricted stock granted from the 2011 Plan. As of June 30, 2013, there are 1,056,000 shares available for grant under the 2011 Plan.

1st Detect 2011 Stock Incentive Plan

The 2011 Plan was designed to increase shareholder value by compensating employees over the long term. The plan is to be used to promote long-term financial success and execution of our business strategy. At the time of approval, 2,500 shares of 1st Detect stock were reserved for issuance under this plan. The 2011 Plan, administered by the Board of Directors of 1st Detect, provides for granting of incentive awards in the form of stock options to certain directors, officers and employees of 1st Detect. The awards vest upon certain performance conditions being met and expire ten years from the grant date.  The stock options have an exercise price equal to the fair market value of 1st Detect’s common stock on the date of grant as determined by an independent valuation firm. As of June 30, 2013, there are 1,800 shares available for grant under the 2011 Plan.

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

Stock Option Activity Summary

The Company’s stock options activity for year ended June 30, 2012 and 2013 was as follows:

	Shares	Weighted Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2011	377	$1.28
Granted	779	0.79
Exercised	—	—
Cancelled or expired	(15)	12.66
Outstanding at June 30, 2012	1,141	0.79
Granted	330	1.20
Exercised	(119)	0.34
Cancelled or expired	(177)	0.85
Outstanding at June 30, 2013	1,175	0.94

The aggregate intrinsic value of options exercisable at June 30, 2013 was $0.1 million as the fair value of the Company’s common stock is more than the exercise prices of these options.

Range of exercise prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Options Exercisable Weighted- Average Exercise Price
$0.32 – 0.45	228,750	5.26	$0.38	228,750	$0.38
$0.71 – 0.71	405,400	8.21	0.71	—	—
$1.03 – 24.10	541,000	7.45	1.36	11,000	11.94
$0.32 – 24.10	1,175,150	7.29	$0.94	239,750	$0.91

Compensation costs recognized related to vested stock option awards during the year ended June 30, 2013, and 2012 was $0.1 million and $0.1 million, respectively. At June 30, 2013 and 2012, there was $0.5 million and $0.3 million, respectively, of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted-average period of 7.9 years.

Restricted Stock

At June 30, 2013, and 2012, there was $0.1 million and $0.1 million of unrecognized compensation costs related to restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.2 years.

The Company’s restricted stock activity for the year ended June 30, 2012 and 2013, was as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2011	1,365	$1.14
Issued	25	0.75
Vested	(699)	1.14
Cancelled or expired	(13)	1.22
Non-vested at June 30, 2012	678	$1.12
Issued	—	—
Vested	(528)	1.13
Cancelled or expired	(133)	1.15
Non-vested at June 30, 2013	17	$0.75

Stock Options 1st Detect

At June 30, 2013 and 2012, there was $0.1 million and $0.1 million of unrecognized compensation costs related to options and warrants, respectively, which is expected to be recognized over a weighted average period of 8.2 years.

The Company’s stock activity for the year ended June 30, 2012 and 2013 was as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at June 30, 2011	1,820	$212.00
Granted	965	212.00
Exercised	—	—
Cancelled or expired	(55)	212.00
Outstanding at June 30, 2012	2,730	$212.00
Granted	—	—
Exercised	—	—
Cancelled or expired	(255)	212.00
Outstanding at June 30, 2013	2,475	$212.00

Restricted Stock 1st Detect

At June 30, 2013 and 2012 the awards were fully vested and there is no additional compensation expense to be recognized related to restricted stock.

Stock Options Astrogenetix

At June 30, 2013 and 2012 the warrants were fully vested and there is no additional compensation expense to be recognized related to warrants.

The Company’s stock options activity for the year ended June 30, 2013 was as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at June 30, 2011	2,050	$167.00
Granted	—	—
Exercised	—	—
Cancelled or expired	(50)	167.00
Outstanding at June 30, 2012	2,000	$167.00
Granted	—	—
Exercised	—	—
Cancelled or expired	—	—
Outstanding at June 30, 2013	2,000	$167.00

Restricted Stock Astrogenetix

At June 30, 2013 and 2012 the awards were fully vested and there is no additional compensation expense to be recognized related to restricted stock.

Fair Value of Stock Based Compensation

Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes or Binomial option-pricing model on the date of grant for stock options.  The fair values of stock are amortized as compensation expense on a straight-line basis over the vesting period of the grants.  The assumptions used are summarized in the following table:

	Astrotech
	Year ended June 30,
	2013	2012
Expected Dividend Yield	0%	0%
Expected Volatility	0.71	0.77
Risk-Free Interest Rates	0.20%	0.21%
Expected Option Life (in years)	10.00	10.00

•	The expected dividend yield is based on our current dividend yield and the best estimate of projected dividend yield for future periods within the expected life of the option, which is currently 0%.

•

We estimated volatility using our historical share price performance over the last two years.  Management believes the historical estimated volatility is materially indicative of expectations about expected future volatility.

•	The estimate of the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

•	The expected life is calculated using the contractual term of the options as well as an analysis of the Company’s historical exercises of stock options.

	Spacetech
	Year ended June 30,
	2013 (1)	2012
Expected Dividend Yield	—	0%
Expected Volatility	—	0.33
Risk-Free Interest Rates	—	0.09%
Expected Option Life (in years)	—	10.00

(1)	No options were issued in the year ended June 30, 2013.

•	The expected dividend yield is based on our current dividend yield and the best estimate of projected dividend yield for future periods within the expected life of the option, which is currently 0%.

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

(11) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of June 30, 2013, the Company has established a full valuation allowance against all of its net deferred tax assets.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company has an unrecognized tax benefit of $0.1 million for the years ended June 30, 2012 and 2013.

For the years ended June 30, 2013 and 2012, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and in various states. Due to the Company’s loss carryover position, it is subject to U.S. federal and state income tax examination adjustments to its carryover benefits generated after 1999.

Currently, the Company is under examination by the Internal Revenue Service for its 2008 through 2010 tax year.

The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

	Year Ended June 30,
	2013	2012
Current
Federal	$—	$—
State and local	—	17
Foreign	—	—
	$—	$17

Deferred
Federal	—	—
State and local	—	—
Foreign	—	—
Total Tax Expense	$—	$17

A reconciliation of the reported income tax expense to the amount that would result by applying the U.S. Federal statutory rate to the income (loss) before income taxes to the actual amount of income tax expense (benefit) recognized follows (in thousands):

	Year Ended June 30,
	2013	2012
Expected expense (benefit)	$(253)	$(1,161)
State tax expense	—	17
Change in temporary tax adjustments not recognized	167	744
Stock compensation	—	352
Other permanent items	86	65
Total	$—	$17

The Company’s deferred tax assets as of June 30, 2013 and 2012 consist of the following (in thousands):

	Year Ended June 30,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$13,274	$13,021
Alternative minimum tax credit carryforwards	671	671
Accrued expenses and other timing	683	823
Total gross deferred tax assets	$14,628	$14,515
Less — valuation allowance	(13,540)	(13,261)
Net deferred tax assets	$1,088	$1,254

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(1,088)	(1,254)
Total gross deferred tax liabilities	$(1,088)	$(1,254)
Net deferred tax assets (liabilities)	$—	$—

The valuation allowance increased by approximately $0.3 million for the year ended June 30, 2013. The valuation allowance increased by approximately $1.1 million for the year ended June 30, 2012. The Company adjusted the value of its deferred tax assets (before valuation allowance) in order to reflect tax return filings occurring since the prior year provision. Since the Company reflects a full valuation allowance against its deferred tax assets, there has been no income tax impact from these changes.

At June 30, 2013, the Company had accumulated net operating loss carryforwards of approximately $36.6 million for Federal income tax purposes ($12.8 million, tax effected) that are available to offset future regular taxable income. These net operating loss carryforwards expire between the years 2021 and 2034. Utilization of these net operating losses is limited due to the changes in stock ownership of the Company associated with the October 2007 Exchange Offer; as such, the benefit from these losses may not be realized.

The Company also has accumulated state net operating loss carryforwards of approximately $9.3 million ($0.4 million, tax effected) that are available to offset future state taxable income. These net operating loss carryforwards expire between the years 2019 and 2034. These losses may also be subject to utilization limitations; as such, the benefit from these losses may not be realized.

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

The Company files consolidated returns for federal, California, Florida, and Texas income and franchise taxes. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be utilized to offset future tax liabilities. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2013, the Company provided a full valuation allowance of approximately $13.5 million against its net deferred tax assets.

Uncertain Tax Positions

The Company’s change in uncertain tax benefit reserves during 2013 and 2012 were as follows (in thousands):

	2013	2012
Balance at July 1	$64	$60
Additions for tax positions of current period	—	—
Additions for tax positions of prior years	4	4
Decreases for tax positions of prior years	—	—
Balance at June 30	$68	64

As of June 30, 2013, total uncertain tax positions related to state income taxes amounted to $68,000. Should the tax positions prove successful, the Company’s tax expense would be reduced by $42,000 (net of federal benefit).  We recognize interest and penalties related to income tax matters in income tax expense. During the years ended June 30, 2013 and 2012, we recognized interest expense related to uncertain tax positions of approximately $4,000 and $4,000, respectively.

(12) Net Loss Per Share

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

	Year Ended June 30,
	2013	2012
Numerator:
Net loss attributable to Astrotech, basic	$(185)	$(2,713)
Net loss attributable to Astrotech, diluted	$(185)	$(2,713)

Denominator:
Denominator for basic net loss per share — weighted average common stock outstanding	19,328	18,544
Dilutive common stock equivalents — common stock options and share-based awards	—	—
Denominator for diluted net loss per share weighted average common stock outstanding and dilutive common stock equivalents	19,328	18,544
Basic net loss per share	$(0.01)	$(0.15)
Diluted net loss per share	$(0.01)	$(0.15)

Options to purchase 1,175,150 shares of common stock at exercise prices ranging from $0.32 to $24.10 per share outstanding for the year ended June 30, 2013, were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive. Options to purchase 1,140,750 shares of common stock at exercise prices ranging from $0.30 to $24.10 per share outstanding for the year ended June 30, 2012, were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive.

(13) Employee Benefit Plans

We have a defined contribution retirement plan, which covers substantially all employees and officers. For the years ended June 30, 2013 and 2012, we have contributed the required match of $0.2 million and $0.3 million, respectively, to the plan. We have the right, but not an obligation, to make additional contributions to the plan in future years at the discretion of the Company’s Board of Directors. We have not made any additional contributions for the years ended June 30, 2013 and 2012.

(14) Commitments and Contingencies

In addition to the term loan (see Note 7), the Company is obligated under non-cancelable operating leases for equipment, office space and the land for a payload processing facility. Future minimum payments under the term loan and non-cancelable operating leases are as follows (in thousands):

Year ending June 30,

2014	$777
2015	559
2016	5,411
2017	162
2018	166
2019 and thereafter	—
Total	$7,075

Rent expense was approximately $0.7 million for the year ended June 30, 2013 and approximately $0.8 million for the year ended June 30, 2012. The Company received sublease payments of $0.1 million for the year ended June 30, 2013 and $0.1 million for the year ended June 30, 2012.

ASO presently leases the 60-acre site located on VAFB in California, where we own four buildings totaling over 50,000 square feet of space. The Company has extended the original land lease, which expired in September 2013. The new lease expires in September 2018, with provisions to extend the lease at the request of the lessee and the concurrence of the lessor.

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

State of Texas Funding

In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to serve the industrial, environmental, security and healthcare markets (See Note 15). As of June 30, 2012, 1st Detect had received $1.8 million in disbursements. The disbursed amount of $1.8 million represents a contingency through March 2020, the date of cancellation. If an event of default should occur, the Company would calculate and expense accrued interest and reclassify principal from equity to notes payable in the consolidated financial statements as amounts due to the State of Texas. Management considers the likelihood of an event of default to be remote. As of June 30, 2013, no default events have occurred.

Employment Contracts

The Company has entered into employment contracts with certain of its key executives. Generally, certain amounts may become payable in the event the Company terminates the executives’ employment.

(15) State of Texas Funding

In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to serve the industrial, environmental, security and healthcare markets. In exchange for the award, 1st Detect granted a common stock purchase right and a note payable to the State of Texas. As of June 30, 2012, 1st Detect had received $1.8 million in disbursements. The proceeds from the award can only be used to fund development of the Miniature Chemical Detector at 1st Detect, not for repaying existing debt or for use in other Company subsidiaries.

The common stock purchase right is exercisable at the first Qualifying Financing Event (“QFE”), which is essentially a change in control or third party equity investment in 1st Detect. The number of shares available to the State of Texas, at the price of par value, is calculated as the total disbursements (numerator) divided by the stock price established in the QFE (denominator). If the first QFE does not occur within eighteen months of the agreement effective date, which has been extended to June 30, 2014 as a result of recent extensions granted by the State of Texas, the number of shares available for purchase will equal the total disbursements (numerator) divided by $100 (denominator). As of June 30, 2013, no QFE has occurred.

The note equals the disbursements to 1st Detect to date, accrues interest at 8% per year and cancels automatically at the earlier of (1) selling substantially all of the assets of 1st Detect, (2) selling more than 50% of common stock of 1st Detect, or (3) in March 2020. No payments of interest or principal are due on the note unless there is a default, which would occur if 1st Detect moves its operations or headquarters outside of Texas at any time before March 2020. 1st Detect has the option to pay back the principal plus accrued interest by June 30, 2014, but repayment does not cancel the State of Texas’ common stock purchase right.

Management considers the likelihood of voluntarily repaying the note or of a default event as remote due to the fact that the covenants that would necessitate repayment are within the control of the Company. As such, the $1.8 million, which was received in two installments of $0.9 million and $0.9 million, was accounted for as a contribution to equity in the periods ended June 30, 2012 and 2010 respectively. As of June 30, 2013, no default events have occurred.

(16) Segment Information

Management’s primary financial and operating reviews focus on ASO, the core business unit. All intercompany transactions between business units have been eliminated in consolidation.

Key financial metrics for the year ended June 30, 2013 and 2012 of the Company’s segments are as follows (in thousands):

	Year Ended		Year Ended
	June 30, 2013		June 30, 2012
Revenue and Income		Income (loss)		Income (loss)
(in thousands)	Revenue	before income taxes	Revenue	before income taxes
ASO	$23,862	3,121	$25,817	$1,039
Spacetech	133	(3,844)	321	(4,355)
Total	$23,995	(723)	$26,138	$(3,316)

	Year Ended		Year Ended
	June 30, 2013		June 30, 2012
Assets (in thousands)	Fixed Assets, net	Total Assets	Fixed Assets, net	Total Assets
ASO	$35,625	46,159	$36,997	$48,867
Spacetech	1,410	1,843	273	1,182
Total	$37,035	48,002	$37,270	$50,049

(17) Related Party Transactions

Director Compensation

In August 2009, the Board of Directors granted 525,000 total restricted shares valued at $0.6 million to directors from the 2008 Stock Incentive Plan. The restricted shares vest 33.33% a year for three years and expire upon termination. Compensation expense of $0.1 million and $0.2 million was recorded in the year ended June 30, 2013 and 2012, respectively, for these awards.

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

The number of shares, options and warrants underlying each award to a named executive officer is as follows: Thomas B. Pickens III: 300 shares, 200 options, 680 warrants; John Porter: 200 shares, 180 warrants. If all of the shares issued pursuant to the restricted stock agreements vest, all of the stock options and stock purchase warrants are exercised, without taking into account any dilution resulting from the State of Texas funding, then Thomas B. Pickens III would hold 11.2%, John Porter would hold 3.6% and the Company would hold 66.2% of the outstanding shares of 1st Detect based on the number of fully-diluted shares as of June 30, 2013.  Mr. Porter served as Chief Executive Officer of 1st Detect until his termination from the Company in August 2012.

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

The number of shares and warrants underlying each award to a named executive officer is as follows: Thomas B. Pickens III: 500 shares, 1,000 warrants; John Porter: 400 shares, 800 warrants. If all of the shares issued pursuant to the restricted stock agreements vest and all of the stock purchase warrants are exercised, then Thomas B. Pickens III would hold 16.3%, John Porter would hold 13.1% and the Company would hold 65.4% of the outstanding shares of Astrogenetix based on the number of fully-diluted shares as of the date of the grants. Mr. Porter served as Chief Executive Officer of Astrogenetix until his termination from the Company in August 2012.

The restricted stock issuances resulted in noncontrolling interest, as described in Note 3.

(18) NASDAQ Listing Qualifications

On November 13, 2012, we received written notification from NASDAQ indicating that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive trading days and that we were therefore not in compliance with NASDAQ Listing Rule 5550(a)(2). On May 14, 2013, we received a second compliance notice from NASDAQ regarding the Company's failure to maintain the minimum bid price for continued listing. However, the NASDAQ staff has determined that the Company is eligible for an additional 180 day grace period, or until November 11, 2013, to regain compliance. NASDAQ's determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the NASDAQ Capital Market, with the exception of the bid price requirement, and the Company's written notice to NASDAQ of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split. If necessary, in order to meet the minimum bid price, the Company will consider holding a shareholder vote to approve a reverse stock split.

(19) Subsequent Events

As discussed in footnote 14, the Company has extended the original land lease for the 60-acre site located on VAFB in California, which expired in September 2013. The new lease expires in September 2018, with provisions to extend the lease at the request of the lessee and the concurrence of the lessor.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None to report for the year ended June 30, 2013.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013, based on the frame-work in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2013.

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

Item 9B.

Other Information.

None to report for the period ended June 30, 2013.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

A Board of six directors was elected at the 2012 Annual Meeting. The Company’s Articles of Incorporation authorize the Board of Directors (“Board”) to determine the number of its members. A director who is appointed by the existing Board of Directors, due to a vacant position or the need for an additional director, will serve until the next Annual Meeting of Shareholders or until a successor is duly elected and qualified.

The following table shows information as of June 30, 2013 regarding members of the Company’s Board of Directors:

Current Directors	Principal Occupation	Age as of June 30, 2013	Director Since
Thomas B. Pickens III	Chairman and Chief Executive Officer of Astrotech Corporation	56	2004
Mark Adams*	Founder, President and CEO of SoZo Global, Inc.	52	2007
John A. Oliva*	Managing Principal, Capital City Advisors, Inc.	57	2008
William F. Readdy*	Founder, Discovery Partners, International LLC	61	2008
Sha-Chelle Devlin Manning*	Managing Director, Nanoholdings LLC	45	2009
Daniel T. Russler, Jr.*	Family Asset Management, LLC	50	2011

*

Indicates an “independent director”

Current Directors

Thomas B. Pickens III

Mr. Pickens was named Astrotech’s Chief Executive Officer in January 2007 and Chairman in February 2008. Mr. Pickens also serves as the Chairman and Chief Executive Officer of each of 1st Detect and Astrogenetix and as Chairman of ASO, all of which are subsidiaries of Astrotech. In 1985, Mr. Pickens founded T.B. Pickens & Co., a company that provides consulting services to corporations, public institutions, and start-up organizations. Additionally, Mr. Pickens is the Managing Partner and Founder of Tactic Advisors, Inc., a company specializing in corporate turnarounds on behalf of creditors and investors. Since 1985, Mr. Pickens has served as President of T.B. Pickens & Co. Mr. Pickens also served as a member of the board of directors of Advocate MD, Inc., a leading Texas-based medical liability insurance holding company from 2006 until 2011.  From 1991 to 2002, Mr. Pickens was the Founder and Chairman of U.S. Utilities, Inc., a company which operated 114 water and sewer utilities on behalf of various companies affiliated with Mr. Pickens. From 1995 to 1999, Mr. Pickens was Founder and Chairman of the Code Corporation. From 1988 to 1993, Mr. Pickens was the Chairman of Catalyst Energy Corporation and was Chairman of United Thermal Corporation (NYSE). Mr. Pickens was also the President of Golden Bear Corporation, Slate Creek Corporation, Eury Dam Corporation, Century Power Corporation, and Vidilia Hydroelectric Corporation. From 1982 to 1988, Mr. Pickens founded Beta Computer Systems, Inc., and Sumpter Partners, and was the General Partner of Grace Pickens Acquisition L.P.

Mr. Pickens has served as a director since 2004 and became CEO in 2007. He brings a historical understanding of Astrotech and serves a key leadership role on the Board of Directors, providing the Board of Directors with in-depth knowledge on Astrotech’s and the industry’s challenges and opportunities. Mr. Pickens was intimately involved with the transformation of the Company from the legacy SPACEHAB business to the current core business of ASO, including the conversion of over $50 million in debt to equity positions. Currently, Mr. Pickens communicates management’s perspectives on company strategy, operations and financial results to the Board of Directors. Mr. Pickens’ has extensive senior management experience, as well as experience as a member of multiple corporate boards.

Mark Adams

Mr. Adams founded SoZo Global, Inc. in 2009 which is a fast growing direct sales nutritional products company and to that founded Advocate, MD Financial Group, Inc., a leading Texas-based medical liability insurance holding company, in July 2003. Since July 2003, Mr. Adams has served as its Chairman, President, and Chief Executive Officer. He is also a founding partner in several other companies including the Endowment Development Group, a Houston-based life insurance company specializing in placing large multimillion dollar life insurance policies throughout the U.S. market. Mr. Adams founded Murphy Adams Restaurant Group in 2007 which owns and operates Mama Fu’s Asian House restaurants throughout the southeast United States, and currently serves as its Chairman and Co-Founder. In 2008, Mr. Adams founded Small Business United, LLC, a non-profit organization that supports small businesses, and currently serves as its chairman. Also in 2008, Mr. Adams co-founded ETMG (Employer’s Trust Management Group), LLC. Additionally in 2008, Mr. Adams is the winner of the 2008 Prestigious Ernst and Young Entrepreneur of the Year Award for Central Texas. After his career with global public companies such as Xerox and Johnson & Johnson (1985-1988), beginning in 1988, Mr. Adams then spent the next 12 years at Bostik Adhesives where he served in senior management, sales and strategic business management roles for their worldwide markets in North America, Latin America, Asia, and Europe. In 1997, Mr. Adams then served as Global Sales Director for Bostik and General Manager of Bostik’s J.V. Company Nitta-Findley based in Osaka, Japan and later purchased a minority interest in Ward Adhesives, Inc. and served as General Manager, and Vice President of Sales and Marketing. Mr. Adams is also an advisory board member for the McCoy College of Business at Texas State University. Additionally, Mr. Adams has served as a director of Murphy Adams Restaurant Group, LLC, X-Pel, Inc., KLD Energy Technologies, Inc., Powerstations, LLC, School U, LLC, Monitium, LLC and Affordable Housing Development Fund, and as a manager of Belize Grocery, LLC, Belize Casino Village, LLC and Top Partners, LLC,. He has also serves as chief executive officer of ETMG (Employers Test Management Group), LLC.

Mr. Adams brings to our Board a wide range of experience in business, with a particular focus on entrepreneurism. He has brought his diversity of thought to the Board of Directors since 2007, which positions him as the longest tenured director other than Mr. Pickens. As stated above, Mr. Adams serves as a director for several public and private companies, including Astrotech, providing the Board with expertise in management and corporate governance. Mr. Adams serves as the Chairman of the Corporate Governance and Nominating Committee.  Mr. Adams also serves as a director of Astrogenetix and 1st Detect.  From 2007 to 2011, Mr. Adams served as a director of the Audit Committee and Compensation Committee of Astrotech.

John A. Oliva

John A. Oliva has 32 years of experience in the private equity, investment banking, capital markets, branch management, and asset management sectors. Since 2002, Mr. Oliva has been the Managing Principal of Southeastern Capital Partners BD Inc., a FINRA registered broker/dealer and independent investment banking and advisory firm. Since 2002, Southeast Capital Partners has provided financial advisory services, including mergers/acquisitions, underwriting and raising expansion capital to select mid-tier companies. In addition, Mr. Oliva is the Managing Partner of Capital City Advisors Inc., which provides private merchant banking services to clients in Europe and Asia.

Mr. Oliva holds various FINRA licenses including the Managing Principal and Financial Principal licenses. Prior to the formation of CCA and Southeastern Capital Partners, Mr. Oliva worked for Morgan Stanley & Co and served as an advisor to their Private Wealth Management group, developing, reviewing and implementing solutions for the firms’ investment banking clients. He was also a group manager. Mr. Oliva was nationally recognized for achievements at Morgan Stanley & Co and Shearson/Lehman Brothers in the asset management and investment banking sector. Mr. Oliva performed similar roles at Interstate/Johnson Lane and The Robinson Humphrey Company. Mr. Oliva also worked on the floor of the New York Stock Exchange.

Mr. Oliva has served on the Board of Directors since 2008 and provides expert advice to the Board of Directors on financial issues. Mr. Oliva plays a crucial role in risk management, providing advice and direction to management on a number of issues ranging from SEC filings, debt transactions and auditor independence. The Board of Directors has determined that Mr. Oliva meets the qualification guidelines as an “audit committee financial expert” as defined by the SEC rules. Mr. Oliva is Chairman of the Audit Committee and serves on the Compensation Committee and the Governance and Nominating Committee.

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

In addition, Mr. Readdy currently serves on the board of directors of American Pacific Corporation, a company that manufactures active pharmaceutical ingredients and registered intermediates, energetic products used primarily in space flight and defense systems, clean fire- extinguishing agents and water treatment equipment. Mr. Readdy is also chairman of GeoMetWatch, Inc., a startup company offering commercial satellite weather products. Additionally, Mr. Readdy serves as a director of Challenger Center, National Aeronautics Association, AFCEA Education Foundation, Discovery of Flight Foundation and of the National Aviation Hall of Fame.

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

Sha-Chelle Manning

Sha-Chelle Manning is a founding partner of Manti Ventures, a privately held advanced technology investment group.  In September, 2013, Ms. Manning was appointed as a member of the Texas Emerging Technology Advisory Committee, which recommends proposals eligible for funding through the Texas Emerging Technology Fund.

From September 1, 2008 to April 30, 2010, Sha-Chelle Manning has been Managing Director for Nanoholdings LLC, a company focused on oil and gas exploration through nano-enabled solutions. From January 2007 to December 31, 2008, Ms. Manning was a Vice President at Authentix, a Carlyle company that is a recognized leader in nano solutions for Fortune 500 companies and governments around the world for brand protection, excise tax recovery, and authentication of security documents and pharmaceutical drugs. From September 2005 to April 2007, Ms. Manning was a consultant to the Office of the Governor of Texas, Rick Perry, where she led the development of the Texas nanotechnology strategic plan.

Prior to these assignments, Ms. Manning was Director of Alliances at Zyvex Corporation from August 2002 to September 2005, where she was responsible for the commercialization of nanotechnology products introduced and sold into the marketplace in partnership with key government agencies and industry. Ms. Manning also served as Vice President for Winstar Communications New Media.

Ms. Manning brings to our Board a wide range of experience in management and executive strategic consulting positions for companies focusing on high-technology solutions or services. Additionally, her interaction with local, state and federal governments throughout her career provides significant experience with government affairs, particularly in the State of Texas. Ms. Manning serves on the Corporate Governance and Nominating Committee and the Audit Committee. The Board of Directors has determined that Ms. Manning meets the qualification guidelines as an “audit committee financial expert” as defined by the SEC rules.

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

Mr. Russler is the newest addition to the Board of Directors and has extensive knowledge of finance, entrepreneurship, investment allocation and capital raising matters that the Board of Directors feels will add value to the shareholders. Mr. Russler’s qualifications and background were deemed to meet the Company’s requirements of an independent director by the Board of Directors in February 2011. Mr. Russler is Chairman of the Compensation Committee and serves on the Audit Committee. The Board of Directors has determined that Mr. Russler meets the qualification guidelines as an “audit committee financial expert” as defined by the SEC rules.

Executive Officers and Key Employees of the Company who are Not Directors

Set forth below is a summary of the background and business experience of the executive officers of the Company who are not nominees of the Board of Directors:

Name	Position(s)	Age as of June 30, 2013
Carlisle Kirkpatrick	Chief Financial Officer, Treasurer and Secretary	46
Don M. White Jr.	Senior Vice President, GM of Astrotech Space Operations	50

The executive officers and key employees named below will serve in such capacities until the next annual meeting of the Company’s Board of Directors, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification, or removal from office.

Carlisle Kirkpatrick

Mr. Kirkpatrick joined Astrotech in August 2012 and serves as the Company’s Chief Financial Officer, Treasurer and Secretary. He is responsible for overall strategic planning, corporate development and finance. His primary areas of focus are utilizing financial management to support the core spacecraft payload processing business while efficiently advancing the Company’s biotechnology initiatives in microgravity processing and commercializing advanced technologies that have been developed in and around the space industry.

Prior to joining the Company, Mr. Kirkpatrick served as a Managing Director of IncuHive, LLC, a business incubator focused on developing early and middle stage companies in the mobile commerce and risk solutions space.  From November 2006 to November 2010, Mr. Kirkpatrick served as Executive Vice President and Chief Financial Officer of Authentium, Inc.  In that capacity, Mr. Kirkpatrick was responsible for all aspects of the company’s financial matters, including financial reporting and accounting, cash management and financing.  From January 2001 to November 2006, Mr. Kirkpatrick served as Vice President, Corporate Development with Seisint, later acquired by LexisNexis Risk Solutions (a division of Reed Elsevier), and was responsible for the company’s middle market M&A activities and FP&A group.  From July 1998 to January 2001, Mr. Kirkpatrick served as a Managing Principal and founding member of Accenture’s venture capital group, which managed $500 million in partner capital and invested in over 100 high-tech companies worldwide.

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

Operations of the Board of Directors

Board Member Attendance at Annual Meeting of Stockholders

The Company strongly encourages each member of the Board of Directors to attend each annual meeting of stockholders. Accordingly, we expect most, if not all, of the Company’s directors to be in attendance at the meeting. All of our directors attended the 2012 annual meeting of stockholders.

Meetings and Committees of the Board of Directors

The Board of Directors and its committees meet periodically during the year as deemed appropriate. During fiscal year 2013, the Board of Directors met five times. No director attended fewer than 75% of all the 2013 meetings of the Board of Directors and its committees on which each such director served.

Director Nomination Process

Astrotech’s Director nominees are approved by the Board after considering the recommendation of the Corporate Governance and Nominating Committee.

A Board of six Directors is expected to be elected at the Annual Meeting. The Company’s Articles of Incorporation provide that, with respect to any vacancies or newly created directorships, the Board will nominate such individuals as may be specified by a majority vote of the then sitting directors.

Regarding nominations for directors, the Corporate Governance and Nominating Committee identifies nominees in various ways. The Corporate Governance and Nominating Committee considers the current directors that have expressed interest in, and that continue to satisfy, the criteria for serving on the Board of Directors. Other nominees may be proposed by current directors, members of management, or by shareholders. The Corporate Governance and Nominating Committee may engage a professional firm to identify and evaluate potential director nominees, but has not paid any of such fees to date. The Corporate Governance and Nominating Committee considers the Board at a strategic level looking for industry and professional experience that complements the Company’s goals and strategic direction. The Corporate Governance and Nominating Committee has established certain criteria it considers as nominating guidelines for the Board of Directors. The criteria include:

•	the candidate’s independence;

•	the candidate’s depth of business experience;

•	the candidate’s availability to serve;

•	the candidate’s integrity and personal and professional ethics;

•	the diversity of experience and background relative to the Board of Directors as a whole; and

•	the need for specific expertise on the Board of Directors.

The above criteria are not exhaustive and the Corporate Governance and Nominating Committee may consider other qualifications and attributes which they believe are appropriate in evaluating the ability of an individual to serve as a member of the Board of Directors. In order to ensure that the Board of Directors consists of members with a variety of perspectives and skills, the Corporate Governance and Nominating Committee has not set any minimum qualifications and also considers candidates with appropriate non-business backgrounds. Other than ensuring that at least one member of the Board of Directors is a financial expert and a majority of the Board of Directors meet all applicable independence requirements, the Corporate Governance and Nominating Committee looks for how the candidate can adequately address his or her fiduciary requirement and contribute to building shareholder value. With regards to diversity, the Company does not have a formal policy for the consideration of diversity in Board of Director candidates, but Company practice has historically considered this in director nominees and the Company expects to continue to in future nomination and review processes.

The Corporate Governance and Nominating Committee will consider, for possible Board endorsement, director candidates recommended by stockholders.  For purposes of the 2014 Annual Meeting, the Governance and Nominating Committee will consider any nominations received by the Secretary from a shareholder of record on or before December 27, 2013 (the 120th calendar day before the one-year anniversary date of the release of these proxy materials to shareholders). Any such nomination must be made in writing, must be accompanied by all nominee information that is required under the federal securities laws and must include the nominee’s written consent to be named in the Proxy Statement. The nominee must be willing to allow the Company to complete a background check. The nominating shareholder must submit their name and address, as well as that of the beneficial owner, if applicable, and the class and number of shares of Astrotech common stock that are owned beneficially and of record by such shareholder and such beneficial owner. Finally, the nominating shareholder must discuss the nominee’s qualifications to serve as a director.

Committees of the Board of Directors

During fiscal year 2013, the Board of Directors had three standing committees: an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. Each such committee currently consists of three persons and each member of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committees is required, at the minimum, to meet the “independence” requirements of the Nasdaq Capital Market’s Marketplace Rules. The Governance and Nominating Committee, the Audit Committee and the Compensation Committee have adopted a charter that governs its authority, responsibilities and operation. The Company periodically reviews, both internally and with the Board, the provisions of the Sarbanes-Oxley Act of 2002, and the rules of the SEC and NASDAQ regarding corporate governance policies, processes and listing standards. In conformity with the requirement of such rules and listing standards, we have adopted a written Audit Committee Charter, a Compensation Committee Charter, and a Corporate Governance and Nominating Committee Charter, which may be found on the Company’s web site at www.astrotechcorp.com under “For Investors” or by writing to Astrotech Corporation, 401 Congress Avenue, Suite 1650, Austin, Texas 78701, Attention “Investor Relations” and requesting copies.

The Board of Directors has determined each of the following directors to be an “independent director” as such term is defined by Rule 5605(a)(2) of the NASDAQ Marketplace Rules: Mark Adams; John A. Oliva; Sha-Chelle Manning, William F. Readdy and Daniel T. Russler, Jr.

The Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee was created by the Board of Directors. The Corporate Governance and Nominating Committee is comprised solely of independent directors that meet the requirements of NASDAQ and SEC rules and operates under a written charter adopted by the Corporate Governance and Nominating Committee and approved by the Board of Directors. The charter is available in the “For Investors” section of the Company’s web site at www.astrotechcorp.com. The primary purpose of the Corporate Governance and Nominating Committee is to provide oversight on the broad range of issues surrounding the composition and operation of the Board of Directors, including identifying individuals qualified to become Board of Directors members and recommending director nominees for the next Annual Meeting of Shareholders. As of the end of fiscal year 2013 the Corporate Governance and Nominating Committee consisted of Mr. Adams (Chairman), Ms. Manning and Mr. Oliva. During fiscal year 2013, the Corporate Governance and Nominating Committee did not meet.

The Audit Committee

The Audit Committee is composed solely of independent directors that meet the requirements of NASDAQ and SEC rules and operates under a written charter adopted by the Audit Committee and approved by the Board of Directors. The charter is available on the Company’s web site which is www.astrotechcorp.com. The Audit Committee is responsible for appointing and compensating a firm of independent auditors to audit the Company’s financial statements, as well as oversight of the performance and review of the scope of the audit performed by the Company’s independent auditors. The Audit Committee also reviews audit plans and procedures, changes in accounting policies, and the use of the independent auditors for non-audit services. As of the end of fiscal year 2013, the Audit Committee consisted of Mr. Oliva (Chairman), Mr. Russler, and Ms. Manning. During fiscal year 2013, the Audit Committee met seven times. The Board of Directors has determined that John A. Oliva, Daniel T. Russler, Jr. and Sha-Chelle Manning met the qualification guidelines as “audit committee financial experts” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.

The Compensation Committee

The Compensation Committee is composed solely of independent directors that meet the requirements of NASDAQ and SEC rules and operates under a written charter adopted by the Compensation Committee and approved by the Board of Directors in May 2004, and amended in May 2005. The charter is available on the Company’s web site at www.astrotechcorp.com. The Compensation Committee is responsible for determining the compensation and benefits of all executive officers of the Company and establishing general policies relating to compensation and benefits of employees of the Company. The Compensation Committee also administers the Company’s 2008 Stock Incentive Plan, the 1994 Stock Incentive Plan, the 1995 Directors’ Stock Option Plan, and the Employee Stock Purchase Plan in accordance with the terms and conditions set forth in those plans. As of the end of fiscal year 2013, the Compensation Committee consisted of Mr. Russler (Chairman), Mr. Readdy, and Mr. Oliva. During fiscal year 2013, the Compensation Committee met six times.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. Such directors, executive officers, and greater than 10% shareholders are required by SEC regulation to furnish to the Company copies of all Section 16(a) forms they file. Due dates for the reports are specified by those laws, and the Company is required to disclose in this document any failure in the past fiscal year to file by the required dates. Based solely on written representations of the Company’s directors and executive officers and on copies of the reports that they have filed with the SEC, the Company’s belief is that all of Astrotech’s directors and executive officers complied with all filing requirements applicable to them with respect to transactions in the Company’s equity securities during fiscal year 2013.

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

The list of companies used as the basis for benchmarking for the year ended June 30, 2013 is as follows:

•	Integral Systems

•	Herley Industries

•	Ceradyne Inc.

•	Sypris Solutions

•	Orbital Science Corporation

•	Valence Technology

•	Active Power

•	Convio

•	SolarWinds

•	Luminex

•	KVH Industries

This benchmarking considers information from proxy data for the peer group’s CEO and NEOs and was last presented to the Compensation Committee in September 2013. The Compensation Committee determined that the companies included in the peer group were reasonably similar to Astrotech. The Compensation Committee used the benchmark information as external market-based data points when determining the compensation levels for each of the NEOs. During the course of setting the NEO incentive compensation for 2013 and the salary for 2014, the Compensation Committee considered factors such as company and individual performance, in addition to, and along with, the benchmark information.

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

Role of the Compensation Committee and CEO in Determining Executive Compensation

Mr. Pickens is not a member of the Compensation Committee. He did not attend the Compensation Committee meetings in August 2012 or September 2013, which discussed NEO and all other employee compensation.

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

For fiscal year 2013, the Compensation Committee approved short-term cash incentives encompassing three equally weighted “Bonus Elements,” each based upon specific objectives set by the Compensation Committee at the beginning of the fiscal year. The sum of the Payout Percentage for each of the Bonus Elements is then applied to the award levels for each employee to determine the Bonus Award. For fiscal year 2013, the Compensation Committee had established the following three Bonus Elements:

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

During the review of the fiscal year ended June 30, 2013, the Compensation Committee held multiple meetings to discuss NEO performance versus a set of financial and non-financial performance targets, some of which extend beyond the current year, including:

•	The Company meeting or exceeding the 2013 budget for revenue
•	The Company meeting or exceeding the 2013 budget for net income
•	Optimizing the Company’s capital structure
•	Reducing controllable costs in order to allow reinvestment in potential growth initiatives
•	Continuing business development for ASO
•	Advancing the Spacetech initiatives
•	Other activities designed to progress the overall value of the Company

In determining 2014 incentive compensation, the Compensation Committee reviewed each goal individually and discussed how the goals impacted the Company. While the Company appreciates the ease compensation plans which use simplistic goals based primarily on a financial performance measure, such as net income or adjusted income, the Compensation Committee believes that it is important for the Company to have additional goals which are designed to increase shareholder value in the current year and over a longer time horizon. As such, there is not a specific formula for the non-financial goals or a set of performance targets that must be achieved in order for NEOs to earn their incentive compensation, nor are the non-financial goals all equally weighted in the view of the Compensation Committee. Additionally, the bonus philosophy requires the Compensation Committee to review individual performance when determining annual incentive pay.

Following a thorough review and discussion, the fiscal year 2013 actual cash incentive award was determined by the Compensation Committee for each NEO. The percentage of target paid reflects the overall decision by the Compensation Committee on the combination of factors described above, including, but not limited to, the performance against the fiscal year 2013 budget, the non-financial quantitative goals that each NEO worked to complete, and the individual performance of the NEO. The Compensation Committee decision culminated in the following awards for fiscal year 2013: Mr. White’s cash incentive of $100,000 represented 81% of his maximum bonus and 135% of his target bonus.

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

As of June 30, 2013, Mr. Pickens and Mr. White were the executives with existing employment contracts. The agreements provide for severance payments and benefits if termination occurs without “cause” or if the executive leaves for “good reason.” There is also additional compensation provided in circumstances following such termination after a “change in control.” Additional information regarding the severance and change in control payments, including a definition of key terms and a quantification of benefits that would have been received by our NEOs at termination is found under Potential Payments upon Termination or Change in Control, which follows.

Stock Ownership Guidelines

The Company has not established stock ownership guidelines.

Tax Deductibility Policy

The Compensation Committee considers the deductibility of compensation for federal income tax purposes in the design of the Company’s compensation programs. We believe that all of the incentive compensation paid to our NEOs for fiscal year 2013 qualifies as “performance-based compensation” and thus, is fully deductible by the Company for federal income tax purposes. While we generally seek to ensure the deductibility of the incentive compensation paid to our NEOs, the Compensation Committee intends to retain the flexibility necessary to provide cash and equity compensation in line with competitive practice, our compensation philosophy, and the best interest of our Shareholders even if these amounts are not fully tax deductible. The employment agreements between the Company and its NEOs provide for interpretation, operation and administration consistent with the intent of Section 409A of the Internal Revenue Code, to the extent applicable.

Compensation Committee Interlocks and Insider Participation

The Company’s Compensation Committee consists of Mr. Russler (Chairman), Mr. Readdy and Mr. Oliva.

Compensation Committee Report

Astrotech’s Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis required by item 402(b) of Regulation S-K and, based on such review and discussion, has recommended to the Board of Directors that such Compensation Discussion and Analysis be included in Form 10-K for fiscal year ended June 30, 2013.

Daniel T. Russler, Jr.

John A. Oliva

William F. Readdy

Executive Compensation

The Summary Compensation Table provides compensation information about Astrotech’s principal executive officer, principal financial officer and the other most highly compensated executive officers for the fiscal years ended June 30, 2013 and 2012.

Summary Compensation Table

					Spacetech
				Stock	Incentive	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)	($)(3)	($)

Thomas B. Pickens III;	2013	439,000	—	—	—	13,748	452,748
Chief Executive Officer	2012	399,000	185,000	86,740	—	13,673	684,413

Don M. White;	2013	247,000	100,000	—	—	9,491	356,491
Sr. VP, GM of Astrotech Space Operations	2012	225,000	125,000	43,370	—	9,591	402,961

Carlisle Kirkpatrick(4);	2013	260,000	—	—	—	929	260,929
Chief Financial Officer	2012	—	—	—	—	—	—

John M. Porter(5);	2013	27,950	—	—	—	1,261	29,211
Chief Financial Officer	2012	275,000	—	—	—	15,379	290,379

(1)	See narrative on Short-term Cash Incentives: Bonus was awarded in September 2013 for performance in fiscal year 2013.

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

(3)	See Schedule of All Other Compensation that follows for further detail.

(4)	On August 9, 2012, the Company announced the appointment of Mr. Kirkpatrick as Chief Financial Officer of the Company, effective as of August 9, 2012.

(5)	Mr. Porter was terminated on August 3, 2012; the salary amount reflected represents earnings through August 3, 2012.

Schedule of All Other Compensation for Fiscal Year 2013

	401(K) Plan Company Matching Contributions	Supplemental Disability Insurance Premium	Other Benefits	Total
Named Executive Officer	($)	($)	($)	($)

Thomas B. Pickens III(1)	—	1,748	12,000	13,748

Don M. White Jr.	8,507	984	—	9,491

Carlisle Kirkpatrick	—	929	—	929

John M. Porter(2)	1,133	128	—	1,261

(1)	Mr. Pickens employment contract includes a car allowance of $1,000 per month.

(2)	Mr. Porter was terminated on August 3, 2012.

Fiscal Year 2013 Grants of Plan-Based Awards

The following table shows additional information regarding the target and presumed maximum level of annual cash incentive awards for the Company’s executive officers for performance during fiscal year 2013, as established by the Compensation Committee. The actual amount of the annual cash incentive award received by each NEO for performance during fiscal year 2013 is shown in the fiscal year 2013 Summary Compensation Table.

	Estimated Future Payouts
	Under Non-		All Other Option		Grant Date
	Equity Incentive Plan Awards		Awards:	Spacetech	Fair Value	Grant Date
	Target	Maximum	Number of Securities	Options	of Equity	Of Equity
Name	($)(1)	($)(1)	Underlying Options	(#)	($)	Awards

Thomas B. Pickens III	131,700	219,500	—	—	—	—

Don M. White Jr.	74,100	123,500	—	—	—	—

Carlisle Kirkpatrick	78,000	130,000	—	—	—	—

John M. Porter(2)	—	—	—	—	—	—

(1)

Estimated target bonus percentage for the Company’s executive officers is computed at 30% of base salary. Estimated maximum bonuses for the Company’s executive officers are computed at 50% of base salary.

(2)	Mr. Porter was terminated on August 3, 2012.

The fiscal year 2013 actual cash incentive award was determined by the Compensation Committee for each NEO. Mr. White’s bonus of $100,000 represented 81% of his maximum bonus and 40% of his salary. The bonuses were based on performance for the fiscal year 2013 (further detail is provided in the Short-Term Cash Incentives discussion).

Employment Agreements

During fiscal year 2013, the Company had employments agreements in place with Mr. Pickens and Mr. White. Each employment agreement sets forth, among other things, the NEO’s minimum base salary, bonus opportunities and provisions with respect to certain payments and other benefits upon termination of employment under certain circumstances such as without “Cause,” leaving employment for “Good Reason” or a “Change in Control.” Please see Potential Payments Upon Termination or Change in Control for a description of such provisions.

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

The Compensation Committee also awarded bonuses to directors, NEOs, and employees in September 2013, in recognition of the employee performance during fiscal year 2013.

Salary and Bonus in Proportion to Total Compensation

We believe that a substantial portion of each NEO’s compensation should be in the form of performance based awards, particularly equity based awards which align the interests of management with that of the shareholders. Providing long-term compensation such as equity awards allows the Company to attract and incentivize qualified executives with less cash outlay, and to retain the executives over a longer period. There was no issuance of performance based awards for fiscal year 2013.

Outstanding Equity Awards at Fiscal Year 2013 End

The following table shows certain information about unexercised options and restricted stock as of June 30, 2013.

Schedule of Outstanding Equity Awards

	Restricted Stock, Option Awards & Warrants
	Number of Securities Underlying Unexercised Options (#) Exercisable (1)(4)					Number of Securities Underlying Unexercised Warrants/ Options (#) Unexercisable (3) (Spacetech)
					Number of Securities Underlying Unexercised Warrants (#) Exercisable (Spacetech)
		Number of Securities Underlying Unexercised Options (#) Unexercisable (2)
								Unvested Restricted Stock (Spacetech)
				Option Exercise Price ($)			Unvested Restricted Stock
Name									Expiration Date

Thomas B. Pickens III	500	—		7.20	—	—	—	—	12/12/2013
	—	112,500		0.71	—	—	—	—	09/13/2021
	—	100,000	*	1.20	—	—	—	—	8/21/2022
	—	—		—	1,680	—	—	—	01/19/2020
	—	—		—	—	200	—	—	09/13/2021

Don M. White Jr.	1,200	—		11.50	—	—	—	—	08/09/2016
	50,000	—		0.33	—	—	—	—	10/06/2018
	—	31,500		0.71	—	—	—	—	09/13/2021
	—	50,000	*	1.20	—	—	—	—	8/21/2022

*	Options were awarded in August 2012 for performance in fiscal year 2012.

(1)	All exercisable options will expire 90 days after the date of employee’s termination.

(2)	Options granted on September 13, 2011 and August 21, 2012 vest upon stock price reaching close of business price of $1.50 and expire 10 years from grant date.

(3)	Options granted on September 13, 2011 with an expiration date of September 13, 2021 vest upon certain benchmarks being achieved.

(4)	Mr. White’s options with a strike price of $0.33 vest ratable over a four year period. These 50,000 options represent 100% of the original stock options granted.

The following table provides information with respect to the vesting of each NEO’s outstanding restricted stock, unexercisable options and warrants:

Schedule of Vesting Astrotech Stock Option Grants Named Executive Officer	Dependent upon Astrotech Vesting Plan

Thomas B. Pickens III	212,500	(1)
Don M. White Jr.	81,500	(1)

(1)

Options granted on September 13, 2011 & August 21, 2012, vest upon a closing stock price of $1.50.

Dependent upon
Schedule of Vesting Spacetech Stock Option Grants	Spacetech Vesting
Named Executive Officer	Plan

Thomas B. Pickens III(1)	200

(1)

1st Detect stock options vest upon the earlier of three performance-based criteria, as determined by the Compensation Committee.

2013 Option Exercises and Stock Granted

During fiscal year 2013, there were no stock options exercised by the Company’s CEO or other NEOs.

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

The benefits to be provided to the NEO in each of these situations are described in the tables below, which assume that the termination had taken place in fiscal year 2013.

Termination after a Change in Control

A termination after a Change in Control is similar to the severance provisions described above, except that the NEO becomes entitled to benefits under these provisions only if his employment is terminated within year following a Change in Control. A Change in Control for this purpose is defined to mean (i) the acquisition by any person or entity of the beneficial ownership of securities representing 50% or more of the outstanding securities of the Company having the right under ordinary circumstances to vote at an election of the Board of Directors of the Company; (ii) the date on which the majority of the members of the Board of Directors of the Company consists of persons other than directors nominated by a majority of the directors on the Board of Directors at the time of their election; and (iii) the consummation of certain types of transactions, including mergers and the sale or other disposition of all, or substantially all, of the Company’s assets.

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

As termination benefits would be payable upon an event following June 30, 2013, the tables below reflect salary changes made by the Compensation Committee for fiscal year 2014.

Thomas B. Pickens III

			Resignation
	Resignation	Termination	for Good
	for Good	for Other	Reason or
	Reason or	Than Good	Termination
	Termination	Reason or	Without Cause
Benefits and Payments	Without	Termination	After Change-
Upon Termination	Cause ($)(1)	With Cause ($)	in-Control ($)(2)	Disability ($)	Death ($)

Compensation:
Base Salary	439,000	—	658,500	439,000	439,000
Bonus(3)	109,750	—	164,625	109,750	109,750

Equity(4):
Restricted Stock	—	—	—	—	—
Spacetech Equity Awards	258,288	—	258,288	258,288	258,288

Benefits and Perquisites:
Post-Termination Health Care	20,869	—	31,303	20,869	20,869
Accrued Vacation Pay(5)	42,212	42,212	42,212	42,212	42,212
Total:	870,119	42,212	1,154,928	870,119	870,119

(1)	Pursuant to the employment agreement, this estimate assumes year of base salary and benefits after termination.

(2)	Provision on change in control provides for 18 months salary if terminated, which also increases estimated maximum bonus.

(3)	Bonus calculated at 50% of estimated maximum bonus.

(4)

Astrotech equity awards assumed exercise price of $0.70 which was the closing ASTC stock price as of June 30, 2013. Unvested options with a strike price above market value as of June 30, 2013 were not included in the calculation. Spacetech warrants were valued based on the Black Scholes Model and Spacetech restricted stock was based on a third party valuation.

(5)	Assumes 5 weeks of accrued vacation upon termination (maximum contractual allowance).

Don M. White Jr.

			Resignation
	Resignation	Termination	for Good
	for Good	for Other	Reason or
	Reason or	Than Good	Termination
	Termination	Reason or	Without Cause
Benefits and Payments	Without	Termination	After Change-
Upon Termination	Cause ($)(1)	With Cause ($)	in-Control ($)(2)	Disability ($)	Death ($)

Compensation(3):
Base Salary	127,205	—	190,808	127,205	127,205
Bonus	63,603	—	95,404	63,603	63,603

Equity:
Restricted Stock(4)	—	—	—	—	—
Options(5)	18,500	—	18,500	18,500	18,500

Benefits and Perquisites:
Post-Termination Health Care	8,370	—	12,555	8,370	8,370
Accrued Vacation Pay(6)	24,463	24,463	24,463	24,463	24,463
Total:	242,141	24,463	341,730	242,141	242,141

(1)	Pursuant to the employment agreement, this estimate assumes six months of base salary and benefits after termination.

(2)	Provision on change in control provides for nine months salary if terminated, which also increase estimated maximum bonus.

(3)	Bonus estimated at 50% of maximum bonus.

(4)	Equity awards assumed exercise price of $0.70, which was the ASTC closing stock price as of June 30, 2013.

(5)

Option awards assumed market price of $0.70, which was the ASTC closing stock price as of June 30, 2013. Unvested options with a strike price above market value as of June 30, 2013, were not included in the calculation.

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

Audit Committee members received $750 for attendance to meetings in person or by conference call, Compensation Committee and the Governance and Nominating Committee members received $500 for attendance to meetings in person or by conference call and Special Committee members received $500 for attendance to meetings in person or by conference call. All directors are reimbursed ordinary and reasonable expenses incurred in exercising their responsibilities in accordance with Travel and Entertainment Expense Reimbursement policy applicable to all employees of the Company.

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

Fiscal Year 2013 Non-Employee Director Compensation Table

	Fees Earned or Paid in Cash	Restricted Stock Awards	Stock Options	All other compensation	Total
Name	($)	($)	($)	($)	($)

Mark Adams	46,500	—	—	—	46,500
John A. Oliva	62,000	—	—	—	62,000
William F. Readdy	47,500	—	—	—	47,500
Sha-Chelle Manning	48,500	—	—	—	48,500
Daniel T. Russler, Jr.	63,250				63,250
Total	267,750	—	—	—	267,750

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of June 30, 2013, certain information regarding the beneficial ownership of the Company’s outstanding common stock held by (i) each person known by the Company to be a beneficial owner of more than five percent of any outstanding class of the Company’s capital stock, (ii) each of the Company’s directors, (iii) the Company’s Chief Executive Officer and two most highly compensated executive officers at the end of the Company’s last completed fiscal year, and (iv) all directors and executive officers of the Company as a group. Unless otherwise described below, each of the persons listed in the table below has sole voting and investment power with respect to the shares indicated as beneficially owned by each party.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership (#)	Shares Subject To Options (#)	Total (#)	Percentage of Class(1)

Certain Beneficial Owners
Bruce & Co., Inc.(2)	1,070,073	—	1,070,073	5.5%

Non-Employee Directors:(3)

Mark Adams	450,019	41,000	491,019	2.5%
John A. Oliva	170,000	45,000	215,000	1.1%
William F. Readdy	150,000	40,000	190,000	1.0%
Sha-Chelle Manning	135,000	—	135,000	*
Daniel T. Russler	25,000	—	25,000	*

Named Executive Officers:

Thomas B. Pickens III	3,733,746	500	3,734,246	19.2%
John M. Porter(4)	350,000	—	350,000	1.8%
Don M. White Jr.	85,900	51,200	137,100	* %
Carlisle Kirkpatrick	—	—	—	*
All Directors and Named Executive Officers as a Group (9 persons)	5,099,665	177,700	5,277,365	27.1%

*	Indicates beneficial ownership of less than 1% of the outstanding shares of common stock.

#	Includes unvested restricted stock grants.

(1)

Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the number and percentage owned by any other person listed. As of June 30, 2013, we had 19,486,727 shares of common stock outstanding, including 16,666 of restricted stock with voting rights.

(2)	Bruce & Co., Inc., is the investment manager for Bruce Fund, Inc., a Maryland registered investment company with its principle business conducted at 20 North Wacker Dr., Suite 2414, Chicago, IL 60606.

(3)	The applicable address for all non-employee directors and named executive officers is c/o Astrotech Corporation, 401 Congress Ave., Suite 1650, Austin, TX 78701.

(4)	Mr. Porter was terminated on August 3, 2012

Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information

The following table is as of June 30, 2013.

		(a)	(b)	(c)
Plans Previously Approved by Security Holders	Options Authorized	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available at June 30, 2013 For future issuance under equity compensation plans (excluding securities reflected in column (a)

The 1994 Plan(1)	395,000	7,500	$14.53	—
Directors Stock Option Plan(2)	50,000	3,500	$6.40	41,500
1997 Employee Stock Purchase Plan(3)	150,000	—	N/A	—
2008 Stock Incentive Plan(4)	5,500,000	470,150	$0.55	342,501
2011 Stock Incentive Plan(5)	1,750,000	694,000	$1.04	1,056,000
2011 1st Detect Stock Incentive Plan(6)	2,500	700	$212.00	1,800

(1)

Under the terms of the 1994 Plan, the number and price of the options granted to employees is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. As of October 2010, additional shares cannot be granted from the 1994 Plan.

(2)	Options under the Directors’ Plan vest after one year and expire seven years from the date of grant. No shares were granted from the Directors’ Plan during fiscal year 2013.

(3)

The Employee Stock Purchase plan allowed eligible employees to purchase shares of Common Stock of the Company at prices no less than 85% of the current market price. Company discontinued employee purchases of common stock under the plan in the fourth quarter of fiscal year 2007.

(4)

The 2008 Stock Incentive Plan authorizes the award of stock grants, restricted stock and stock options. The number and price of the awards granted to employees is determined by the Board of Directors and such options vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. As of June 30, 2013, 16,666 shares of unvested restricted stock were outstanding.

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

Item 13.

Certain Relationships and Related Transactions and Director Independence.

Director Independence

The Board of Directors has determined each of the following directors to be an “independent director” as such term is defined by Nasdaq Listing Rule 5605(a)(2):

Mark Adams

John A. Oliva

William F. Readdy

Sha-Chelle Manning

Daniel T. Russler, Jr.

The Board of Directors has also determined that each member of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee during fiscal year 2013 meet the independence requirements applicable to those Committees prescribed by Nasdaq and SEC rules.

Item 14.

Principal Accounting Fees and Services.

The Company’s Independent Registered Public Accounting Firm

In March 2012, the Astrotech shareholders ratified the appointment of Ernst & Young LLP as the independent registered public accounting firm to audit the Company’s financial statements.

Audit-Related Fees

The following table presents fees paid or to be paid for professional audit services rendered by Ernst & Young LLP, the Company’s independent registered public accounting firm, for the audit of the Company’s annual financial statements during the years ended June 30, 2013 and June 30, 2012. Ernst & Young LLP did not provide tax or other consulting services during 2013 or 2012.

	Fiscal 2013	Fiscal 2012

Audit Fees(1)	$190,000	$206,000
Tax Fees	—	—
All Other Fees	—	—
Total All Fees	$190,000	$206,000

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

Exhibit No.	Description of Exhibit

(10)	Material Contracts

10.66	Amendment No.1 to Loan Agreement

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

(21)	Astrotech Corporation and Subsidiaries — Subsidiaries of the Registrant

21.1

List of Subsidiaries of Astrotech Corporation (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2009).

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

Astrotech Corporation

By:	/s/ Thomas B. Pickens III
Thomas B. Pickens III
Chief Executive Officer

Date: October 15, 2013

By:	/s/ Carlisle Kirkpatrick
Carlisle Kirkpatrick
Chief Financial Officer

Date: October 15, 2013

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

/s/ Thomas B. Pickens III	Chairman of the Board and Chief Executive Officer	October 15, 2013
Thomas B. Pickens III

/s/ Mark Adams	Director	October 15, 2013
Mark Adams

/s/ Sha-Chelle Manning	Director	October 15, 2013
Sha-Chelle Manning

/s/ John A. Oliva	Director	October 15, 2013
John A. Oliva

/s/ William F. Readdy	Director	October 15, 2013
William F. Readdy

/s/ Daniel T. Russler, Jr.	Director	October 15, 2013
Daniel T. Russler, Jr.

/s/ Carlisle Kirkpatrick	Chief Financial Officer	October 15, 2013
Carlisle Kirkpatrick

EXHIBIT INDEX

Exhibit Index	Description

10.66	Amendment No.1 to Loan Agreement

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Carlisle Kirkpatrick, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Carlisle Kirkpatrick, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.