Form 10-Q
period 2013-09-30
ASTROTECH Corp \WA\
filed 2013-11-14
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 11, 2013, there were 19,486,727 shares of the registrant’s common stock outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2013	June 30, 2013
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$4,418	$5,096
Accounts receivable, net	6,407	5,317
Prepaid expenses and other current assets	571	503
Total current assets	11,396	10,916
Property and equipment, net	36,494	37,035
Other assets, net	46	51
Total assets	$47,936	$48,002

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$328	$2,488
Accrued liabilities and other	2,563	2,430
Deferred revenue	1,586	1,304
Term note payable	391	387
Total current liabilities	4,868	6,609
Deferred revenue	814	64
Other liabilities	194	194
Term note payable, net of current portion	5,556	5,655
Total liabilities	11,432	12,522

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 authorized shares, no issued and outstanding shares, at September 30, 2013 and June 30, 2013	—	—
Common stock, no par value, 75,000,000 shares authorized; 19,781,721 and 19,781,721 shares issued at September 30, 2013 and June 30, 2013	183,782	183,782
Treasury stock, 311,660 shares at cost	(237)	(237)
Additional paid-in capital	705	987
Accumulated deficit	(150,588)	(151,840)
Noncontrolling interest	2,842	2,788
Total stockholders’ equity	36,504	35,480
Total liabilities and stockholders’ equity	$47,936	$48,002

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended September 30,
	2013	2012
	(unaudited)
Revenue	$6,689	$6,128
Cost of revenue	3,086	4,907
Gross profit	3,603	1,221
Operating expenses:
Selling, general and administrative	1,738	2,099
Research and development	805	642
Total operating expenses	2,543	2,741
Income (loss) from operations	1,060	(1,520)
Interest and other expense, net	(52)	(38)
Income (loss) before income taxes	1,008	(1,558)
Income tax expense	—	—
Net income (loss)	1,008	(1,558)
Less: Net loss attributable to noncontrolling interest	(245)	(141)
Net income (loss) attributable to Astrotech Corporation	$1,253	$(1,417)

Net income (loss) per share attributable to Astrotech Corporation, basic	$0.06	$(0.07)
Weighted average common shares outstanding, basic	19,470	18,951

Net income (loss) per share attributable to Astrotech Corporation, diluted	$0.06	$(0.07)
Weighted average common shares outstanding, diluted	19,578	18,951

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended September 30,
	2013	2012
	(unaudited)
Cash flows from operating activities
Net income (loss)	$1,008	$(1,558)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	16	(18)
Depreciation and amortization	594	507
Changes in assets and liabilities:
Accounts receivable	(1,090)	(2,795)
Accounts payable	(2,160)	(1,913)
Deferred revenue	1,032	186
Other assets and liabilities	65	761
Net cash used in operating activities	(535)	(4,830)

Cash flows from investing activities
Purchases of property, equipment and leasehold improvements	(48)	(212)
Net cash used in investing activities	(48)	(212)

Cash flows from financing activities
Term loan payment	(95)	(92)
Proceeds from common stock issuance	—	35
Net cash used in financing activities	(95)	(57)

Net change in cash and cash equivalents	(678)	(5,099)
Cash and cash equivalents at beginning of period	5,096	10,177
Cash and cash equivalents at end of period	$4,418	$5,078

Supplemental disclosures of cash flow information:
Cash paid for interest	$61	$64

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Description of the Company and Liquidity

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us” or “our”), a State of Washington corporation, is a commercial aerospace company that was formed in 1984 to leverage the environment of space for commercial purposes. For nearly 30 years, the Company has remained a crucial player in space commerce activities. We have supported the launch of 23 shuttle missions and more than 300 spacecraft. We have designed, operated and built space hardware and processing facilities. We currently own, operate and maintain world-class spacecraft processing facilities; prepare and process scientific research from microgravity and develop and manufacture sophisticated chemical sensor equipment.

Our Business Units

Astrotech Space Operations (“ASO”)

ASO provides support to its government and commercial customers as they successfully process complex communication, earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling and launch pad delivery; and communication linked launch control. Our ASO facilities can accommodate up to five meter class satellites, which includes almost all U.S. based satellites. ASO’s service capabilities include designing and building spacecraft processing equipment and facilities. In addition, ASO provides propellant services including designing, building and testing propellant service equipment for fueling spacecraft. ASO accounted for 100% of our consolidated revenues for the three months ended September 30, 2013. Revenue for our ASO business unit is generated primarily from various fixed-priced contracts with launch service providers in both government and commercial markets and from the design, fabrication and use of critical space launch equipment. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions required to launch a spacecraft. The revenue and cash flows generated by ASO are primarily driven by the number of spacecraft launches and the fabrication of Ground Support Equipment (“GSE”) for the U.S. Government.

Spacetech

Our other business unit is a technology incubator designed to commercialize space-industry technologies. This business unit is currently pursuing two distinct opportunities:

1st Detect

The Company develops, manufactures and sells ultra-small mass spectrometers and related equipment. Mass spectrometers, in general, measure the mass and relative abundance of ions in a sample to create a “mass spectrum”. This resulting mass spectrum is a unique fingerprint for each chemical that can be compared to a reference library of mass spectra to verify the identity of a sample. Mass spectrometers can identify chemicals with more accuracy and precision than competing instruments given their extreme sensitivity and specificity and they are a staple of almost all analytical laboratories. By leveraging technology initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station (“ISS”), the Company has developed a series of instruments that are significantly smaller, lighter, faster and less expensive than competing mass spectrometers, and significantly more sensitive and accurate than other competing chemical detectors. Our efforts have resulted in a technology that can provide mass spectrometry performance in real-time or in the field.

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

Astrogenetix

Astrogenetix is a biotechnology company formed to commercialize products processed in the unique environment of microgravity. Astrogenetix pursued an aggressive space access strategy to take advantage of the Space Shuttle program prior to its retirement in 2011. This strategy gave Astrogenetix unprecedented access to research in microgravity, as the Company flew experiments twelve times over a three year period. Astrogenetix and the team are currently researching a Salmonella vaccine as part of its ongoing commercialization strategy. Concurrently, the team is evaluating a vaccine target for Methicillin-Resistant Staphylococcus Aureus (“MRSA”) based on discoveries made in microgravity. In December 2011, the Company negotiated a Space Act Agreement with NASA for a minimum of twenty eight additional space flights.

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

At September 30, 2013, we had cash and cash equivalents of $4.4 million and our working capital was approximately $6.5 million.

The Company’s remaining debt repayments are due as follows (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	2014	2015	2016
Term Note	$292	$403	$5,252

Our bank financing facilities contain certain affirmative and negative covenants with which we must comply, including the maintenance by us of a debt service coverage ratio of not less than 1.00 to 1.00, maintaining a tangible net worth of not less than $32.50 million, and maintaining a leverage ratio of not greater than .50 to 1.00.  These financial covenants are applicable to the results of ASO. In the event we are not in compliance with a covenant, the bank may, among other things, accelerate all outstanding borrowings, cease extending credit or foreclose on collateral.  As of September 30, 2013, we were in compliance with our affirmative and negative debt covenants.  However, our financial projections for fiscal year 2014 indicated that we would likely not be in compliance with our debt service coverage ratio and minimum tangible net worth covenants by the third quarter ended March 31, 2014.  As such, on October 11, 2013, we amended the debt agreement with our bank that updated the following with respect to our debt covenants: 1) provided a credit of $0.50 million and $2.25 million for the third and fourth quarter of fiscal year 2014, respectively, to our debt service coverage calculation, 2) reduced our minimum tangible net worth requirement to $32.0 million for the third and fourth fiscal quarter of fiscal year 2014, and 3) required that we maintain a minimum cash balance at the bank of $2.0 million through June 30, 2014 and $0.75 million thereafter.  Under the terms of the amendment, we expect to be compliant with our affirmative and negative covenants through June 30, 2014.  Therefore, we have classified our debt as noncurrent for any principal payments due after September 30, 2014.

In October, 2014 we were notified by a customer that a previously booked payload processing contract would be deferred several weeks. As a result of this deferral, we updated our financial projections for fiscal year 2014 which indicated that it is possible that we may not meet the minimum tangible net worth covenant in the third quarter of 2014.  We will continue to monitor this matter during the remainder of fiscal year 2014 and if necessary pursue a debt amendment with our bank.

We believe we have sufficient liquidity and backlog to fund ongoing operations for at least the next fiscal year. We expect to utilize existing cash and proceeds from operations to grow our core business offering in ASO and to support strategies for Spacetech.

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Astrotech Corporation in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

(3) Noncontrolling Interest

In January 2010, restricted shares of Astrotech subsidiaries, 1st Detect and Astrogenetix, were granted to certain employees, directors and officers, resulting in Astrotech owning less than 100% of the subsidiaries.  The Company applied noncontrolling interest accounting for the period ended September 30, 2013, which requires us to clearly identify the noncontrolling interest in the balance sheets and income statements. We disclose three measures of net income (loss): net income (loss), net income (loss) attributable to noncontrolling interest, and net loss attributable to Astrotech Corporation.  Our operating cash flows in our consolidated statements of cash flows reflect net income (loss); while our basic and diluted net income (loss) per share calculations reflect net income (loss) attributable to Astrotech Corporation.

(In thousands)
Beginning balance at June 30, 2013	$2,788
Net loss attributable to noncontrolling interest	(245)
Capital contribution	299
Stock based compensation	-
Ending balance at September 30, 2013	$2,842

As of September 30, 2013, the Company’s share of income and losses is 86% for 1st Detect and 84% for Astrogenetix.

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

	Three Months Ended September 30,
	2013	2012
Numerator:
Net income (loss) attributable to Astrotech Corporation, basic and diluted	$1,253	$(1,417)

Denominator:
Denominator for basic net income (loss) per share attributable to Astrotech Corporation — weighted average common stock outstanding	19,470	18,951
Dilutive common stock equivalents — common stock options and share-based awards	108	—
Denominator for diluted net income (loss) per share attributable to Astrotech Corporation — weighted average common stock outstanding and dilutive common stock equivalents	19,578	18,951

Basic net income (loss) per share attributable to Astrotech Corporation	$0.06	$(0.07)
Diluted net income (loss) per share attributable to Astrotech Corporation	$0.06	$(0.07)

Options to purchase 539,500 shares of common stock at exercise prices ranging from $1.03 to $24.10 per share outstanding for the three months ended September 30, 2013 were not included in diluted net income per share, as the impact to diluted net income per share is anti-dilutive. Stock options are included in the calculation of diluted EPS based on the treasury-stock method.  Under the treasury-stock method, options will have a dilutive effect only when the average market price of the common stock during the respective period, $0.73 for the three months ended September 30, 2013, exceeds the exercise price of the options.  Options to purchase 1,205,900 shares of common stock at exercise prices ranging from $0.30 to $24.10 per share outstanding for the three months ended September 30, 2012, were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive.

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

(6) Debt

In October 2010, we entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan terminates in October 2015, and the $3.0 million revolving credit facility expired in October 2012. The Company had no outstanding balance on the revolving credit facility. The term loan requires monthly payments of principal plus interest at the rate of prime plus 0.25%, but not less than 4.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. The balance of the $7.0 million term loan at September 30, 2013 and 2012 was $5.9 million and $6.3 million, respectively.

Our bank financing facilities contain certain affirmative and negative covenants with which we must comply, including the maintenance by us of a debt service coverage ratio of not less than 1.00 to 1.00, maintaining a tangible net worth of not less than $32.50 million, and maintaining a leverage ratio of not greater than .50 to 1.00.  These financial covenants are applicable to the results of ASO. In the event we are not in compliance with a covenant, the bank may, among other things, accelerate all outstanding borrowings, cease extending credit or foreclose on collateral.  As of September 30, 2013, we were in compliance with our affirmative and negative debt covenants.  However, our financial projections for fiscal year 2014 indicated that we would likely not be in compliance with our debt service coverage ratio and minimum tangible net worth covenants by the third quarter ended March 31, 2014.  As such, on October 11, 2013, we amended the debt agreement with our bank that updated the following with respect to our debt covenants: 1) provided a credit of $0.50 million and $2.25 million for the third and fourth quarter of fiscal year 2014, respectively, to our debt service coverage calculation, 2) reduced our minimum tangible net worth requirement to $32.0 million for the third and fourth fiscal quarter of fiscal year 2014, and 3) required that we maintain a minimum cash balance at the bank of $2.0 million through June 30, 2014 and $0.75 million thereafter.

In October, 2014 we were notified by a customer that a previously booked payload processing contract would be deferred several weeks. As a result of this deferral, we updated our financial projections for fiscal year 2014 which indicated that it is possible that we may not meet the minimum tangible net worth covenant in the third quarter of 2014.  We will continue to monitor this matter during the remainder of fiscal year 2014 and if necessary pursue a debt amendment with our bank.

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

The following table presents the carrying amounts, estimated fair values and valuation input levels of certain of the Company’s financial instruments as of September 30, 2013 and June 30, 2013 (in thousands):

	September 30, 2013		June 30, 2013
	Carrying	Fair	Carrying	Fair	Valuation
	Amount	Value	Amount	Value	Inputs
Debt	$5,947	$5,947	$6,042	$6,042	Level 2

The carrying value of the Company’s debt at September 30, 2013 approximates fair value based on rates available for similar debt available to comparable companies in the marketplace. The carrying amounts of the Company’s Level 1 securities include cash and cash equivalents.

(8) Business and Credit Risk Concentration

A substantial portion of our revenue has been generated under contracts with the U.S. Government. During the three months ended September 30, 2013 and 2012, approximately 43% and 60%, respectively, of our revenues were generated under U.S. Government contracts. Accounts receivable totaled $6.4 million at September 30, 2013, of which 72% was attributable to the U.S. Government.

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

Key financial metrics for the three months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
		Income (loss) before		Income (loss) before
Revenue and Income	Revenue	income taxes	Revenue	income taxes
ASO	$6,689	$2,802	$5,996	$(538)
Spacetech	$-	$(1,794)	$132	$(1,020)
	$6,689	$1,008	$6,128	$(1,558)

Key financial metrics for the balance sheet are as follows (in thousands):

	September 30, 2013		June 30, 2013
Assets	Fixed Assets, net	Total Assets	Fixed Assets, net	Total Assets
ASO	$35,127	$45,787	$35,625	$46,159
Spacetech	$1,367	$2,149	$1,410	$1,843
	$36,494	$47,936	$37,035	$48,002

(10) State of Texas Funding

In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to serve the security, healthcare and industrial markets.  In exchange for the award, 1st Detect granted a common stock purchase right and a note payable to the State of Texas.  As of September 30, 2013, 1st Detect has received $1.8 million in disbursements. The proceeds from the award can only be used to fund development of the Miniature Chemical Detector at 1st Detect, not for repaying existing debt or for use in other Company subsidiaries.

The common stock purchase right is exercisable at the first Qualifying Financing Event (“QFE”), which is essentially a change in control or third party equity investment in 1st Detect. The number of shares available to the State of Texas, at the price of par value, is calculated as the total disbursements (numerator) divided by the stock price established in the QFE (denominator). If the first QFE did not occur within 18 months of the agreement’s effective date, which has been extended to June 30, 2014 as a result of extensions granted by the State of Texas, the number of shares available for purchase would equal the total disbursements (numerator) divided by $100 (denominator).  As of September 30, 2013 no QFE has occurred.

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

Management considers the likelihood of voluntarily repaying the note or of a default event as remote due to the fact that the covenants that would necessitate repayment are within the control of the Company. As such, the $1.8 million, which was received in two installments of $0.9 million and $0.9 million prior to the period ended September 30, 2013, was accounted for as a contribution to equity. As of September 30, 2013, no default events have occurred.

(11) Equity and Other Long Term Incentive Plans

The 1994 Plan (“1994 Plan”)

Under the terms of the 1994 Plan, the number and price of the stock incentive awards granted to employees is determined by the Board of Directors and such grants vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. At the time of approval, 395,000 shares of our common stock were reserved for issuance under this plan. As of September 30, 2013, there are no shares available for grant. Based on the Articles of the 1994 stock incentive plan, no awards shall be granted more than ten years after the effective date of the plan unless amended.

The Directors’ Stock Option Plan (“Director’s Plan”)

Options under the Director’s Plan vest after one year and expire seven years from the date of grant. At the time of approval, 50,000 shares of our common stock were reserved for issuance under this plan. As of September 30, 2013, there are 41,500 shares available for future grant.

2008 Stock Incentive Plan (“2008 Plan”)

The 2008 Plan was created to promote growth of the Company by aligning the long-term financial success of the Company with the employees, consultants and directors. At the time of approval, 5,500,000 shares of our common stock were reserved for issuance under this plan. The 2008 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock options, stock appreciation rights (SARs) and restricted stock to employees, directors and consultants of the Company. Stock options awarded will vest upon the Company’s stock achieving a closing price of $1.50 and expire ten years from grant date or upon employee or director termination. Restricted shares awarded will vest 33.33% a year over a three year period and expire upon employee or director termination. There have been no SARs granted from the 2008 Plan. As of September 30, 2013, there are 342,501 shares available for grant under the 2008 Plan.

2011 Stock Incentive Plan (“2011 Plan”)

The 2011 Plan was designed to increase shareholder value by compensating employees over the long term. The plan is to be used to promote long-term financial success and execution of our business strategy. At the time of approval, 1,750,000 shares of our common stock were reserved for issuance under this plan. The 2011 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock options, stock appreciation rights (SARs) and restricted stock to employees, directors and consultants of the Company. Stock options awarded will vest upon the Company’s stock achieving a closing price of $1.50 and expire ten years from the grant date or upon employee or director termination. Additionally, a single 200,000 stock option grant was awarded to a third party consultant intended to provide incentive which is aligned with management and the shareholders. Vesting for these option shares will occur once certain performance conditions have been fulfilled. There have been no SARs or restricted stock granted from the 2011 Plan. As of September 30, 2013, there are 1,056,000 shares available for grant under the 2011 Plan.

At September 30, 2013, 1,440,001 shares of Common Stock were reserved for future grants of stock incentive grants under the Company’s four stock incentive plans.

1st Detect 2011 Stock Incentive Plan

The 2011 Plan was designed to increase shareholder value by compensating employees over the long term. The plan is to be used to promote long-term financial success and execution of our business strategy. At the time of approval, 2,500 shares of 1st Detect stock were reserved for issuance under this plan. The 2011 Plan, administered by the Board of Directors of 1st Detect, provides for granting of incentive awards in the form of stock options to certain directors, officers and employees of 1st Detect. The awards vest upon certain performance conditions being met and expire ten years from the grant date.  The stock options have an exercise price equal to the fair market value of 1st Detect’s common stock on the date of grant as determined by an independent valuation firm. As of September 30, 2013, there are 1,800 shares available for grant under the 2011 Plan.

(12) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2013, the Company has established a full valuation allowance against all of its net deferred tax assets.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company has an unrecognized tax benefit of $0.1 million for the three months ended September 30, 2013 and 2012.

For the three months ended September 30, 2013 and 2012, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

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

As of September 30, 2013, we had repurchased 311,660 shares of common stock at a cost of $0.2 million, which represents an average cost of $0.76 per share, and $1.1 million of Senior Convertible Notes payable.  All of these repurchases were made prior to the period ended September 30, 2013.  As a result, the Company is authorized to repurchase an additional $5.7 million of securities under this program.

(14) Commitments and Contingencies

Legal Proceedings

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

On January 10, 2013, a lawsuit was filed against Astrotech Corporation by John Porter, the former Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company.  In the lawsuit, Mr. Porter alleges various breaches of contract claims in connection with his termination from the Company on August 3, 2012.  Mr. Porter seeks monetary damages of at least $639,808.  The Company is vigorously defending the lawsuit filed by Mr. Porter.

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

State of Texas Funding

In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to serve the industrial, environmental, security and healthcare markets (See Note 10). As of June 30, 2012, 1st Detect had received $1.8 million in disbursements. The disbursed amount of $1.8 million represents a contingency through March 2020, the date of cancellation. If an event of default should occur, the Company would calculate and expense accrued interest and reclassify principal from equity to notes payable in the consolidated financial statements as amounts due to the State of Texas. Management considers the likelihood of an event of default to be remote. As of September 30, 2013, no default events have occurred.

(15) NASDAQ Listing Qualifications

On November 13, 2012, we received written notification from NASDAQ indicating that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive trading days and that we were therefore not in compliance with NASDAQ Listing Rule 5550(a)(2).  On October 30, 2013, we received written notification from NASDAQ that for the previous ten business days, from October 16, 2013 to October 29, 2013, the closing bid price of the Company’s common stock had been at $1.00 per share or greater and the Company has regained compliance with Listing Rule 5550(a)(2).

(16) Subsequent Events

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

On October 30, 2013, we received written notification from NASDAQ that for the previous ten business days, from October 16, 2013 to October 29, 2013, the closing bid price of the Company’s common stock had been at $1.00 per share or greater and the Company has regained compliance with Listing Rule 5550(a)(2).

Carlisle Kirkpatrick resigned as the Chief Financial Officer, Treasurer and Secretary of the Company effective October 30, 2013.  The Company has entered into a separation and consulting agreement with Mr. Kirkpatrick, the terms of which were disclosed in a Form 8-K on October 30, 2013.

On November 13, 2013, the Board of Directors of the Company elected and appointed Eric Stober, 36, to serve as Chief Financial Officer, Treasurer and Secretary of the Company. Mr. Stober (i) is eligible to receive a cash and stock performance bonus to be determined by the Company’s compensation committee, based on the achievement of performance criteria established by the Company’s compensation committee, and (ii) is entitled to participate in the Company’s eligible customary health, welfare and fringe benefit plans. Mr. Stober joined Astrotech Corporation in August of 2008 as a Senior Staff Financial Analyst.  In the same year, he was promoted to Principal Financial Analyst and from 2012 to the present, Mr. Stober served as Vice President of Corporate Development.  Mr. Stober brings 14 years of experience in private equity, finance and business start-ups.  Prior to joining Astrotech Corporation, he worked at the private equity firm Virtus Financial Group, analyzing prospective middle market private equity investments.  Additionally, Mr. Stober founded or co-founded several companies, including a web advertising company, a small business tax and financial advisory firm, a sports-based media and entertainment company, and a service provider sourcing company.  He has helped numerous companies prepare business plans and raise start-up or growth capital.  Mr. Stober began his professional career working for both The Ayco Company, a Goldman Sachs Company, and Lehman Brothers, where he helped wealthy individuals and families manage their investments, taxes, insurance, estate plans, and compensation and benefits.  Mr. Stober has an MBA from the McCombs School of Business at the University of Texas where he was the President of the MBA Entrepreneur Society.  He also has an undergraduate degree in finance from the University of Illinois where he graduated with honors.

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

•       Uncertainty in securing reliable and consistent access to space, including the ISS;

•       Delays in the timing of performance of our contracts;

•       Our ability to meet technological development milestones and overcome development challenges; and

•       Risks described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our 2013 Annual Report on Form 10-K.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in the Risk Factors included in Part II Item 1A of this Report and Part I, Item 1A of our 2013 Annual Report on 10-K and elsewhere in this Quarterly Report on Form 10-Q or in the documents incorporated by reference herein. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the Securities and Exchange Commission (“SEC”) or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications.  In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Quarterly Report on Form 10-Q and in prior or subsequent communications.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report, and the Risk Factors included in Part II Item 1A of this Report and Part I, Item 1A of our 2013 Annual Report on Form 10-K.

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

Our Business Units

Astrotech Space Operations (ASO)

ASO provides support to its government and commercial customers as they successfully process complex communication, earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling and launch pad delivery; and communication linked launch control. Our ASO facilities can accommodate up to five meter class satellites, which includes almost all U.S.-based satellites. ASO’s service capabilities include designing and building spacecraft processing equipment and facilities. Additionally, ASO provides propellant services including designing, building and testing propellant service equipment for servicing spacecraft.  ASO accounted for 100% of our consolidated revenues for the three months ended September 30, 2013. Revenue for our ASO business unit is generated primarily from various fixed-priced contracts with launch service providers in both the government and commercial markets and from the design and fabrication of space launch equipment.  The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing and launching spacecraft. The revenue and cash flows generated by ASO are primarily driven by the number of spacecraft launches and the fabrication of GSE for the U.S. Government. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business include:

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

Management believes there have been no significant changes during the three months period ended September 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report on Form 10-K.

Results of Operation

Three months ended September 30, 2013 compared to three months ended September 30, 2012:

Selected consolidated financial data for the three months ended September 30, 2013 and 2012 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2013	2012
Revenue	$6,689	$6,128
Cost of revenue	3,086	4,907
Gross profit	3,603	1,221
Gross margin	54%	20%
Selling, general and administrative	1,738	2,099
Research and development	805	642
Operating expenses	$2,543	$2,741
Interest and other expense, net	(52)	(38)
Income tax expense	-	-
Consolidated net income (loss)	$1,008	$(1,558)
Less: Net loss attributable to noncontrolling interest	(245)	(141)
Net income (loss) attributable to Astrotech Corporation	$1,253	$(1,417)

Revenue.  Total revenue increased to $6.7 million for the three months ended September 30, 2013 from $6.1 million for the three months ended September 30, 2012. This is primarily due to increased mission related service revenue, as a result of an increased launch schedule, partially offset by a decrease in revenue earned on the fabrication of the GSE for the U. S. government.

Gross Profit.  Gross profit increased to $3.6 million for the three months ended September 30, 2013 from $1.2 million for the three months ended September 30, 2012. This is primarily a result of the increased level of revenues, as discussed above, and an increase in the proportion of revenues earned from projects with greater gross profit margins.  In the three months ended September 30, 2013 revenues were predominantly made up of launch related service projects, primarily from commercial customers, that typically contain much higher profit margins than the U. S. government related fabrication project and other non-mission related projects that made up the majority of revenues for the three months ended September 30, 2012.

Selling, General and Administrative Expense.  Selling, general and administrative decreased to $1.7 million for the three months ended September 30, 2013 from $2.1 million for the three months ended September 30, 2012 due to reduced legal and personnel recruiting expenses.

Research and Development Expense. Research and development expense increased to $0.8 million for the three months ended September 30, 2013 from $0.6 million for the three months ended September 30, 2012, primarily as a result of increased patent related legal expenses and salary expense related to research and development efforts.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents (in thousands):

	Three Months Ended September 30,
	2013	2012
Net cash used in operating activities	$(535)	$(4,830)
Net cash used in investing activities	(48)	(212)
Net cash used in financing activities	(95)	(57)
Net change in cash and cash equivalents	$(678)	$(5,099)

Cash and Cash Equivalents

At September 30, 2013, we had cash and cash equivalents of $4.4 million and our working capital was approximately $6.5 million. As of September 30, 2012, we had cash and cash equivalents of $5.1 million and our working capital was approximately $3.6 million. Cash and cash equivalents have decreased by approximately $0.7 million during the three months ended September 30, 2013.

Operating Activities

Cash used in operations was $0.5 million for the three months ended September 30, 2013 compared to cash used in operations of $4.8 million for the three months ended September 30, 2012. This decrease in cash used for operations was primarily attributable to increased earnings and a decrease in accounts receivable growth for 2013 compared to 2012.

Investing Activities

Cash used in investing activities was $0.05 million for the three months ended September 30, 2013 compared to $0.2 million for the three months ended September 30, 2012. The reduction of cash used in investing activities was attributable to a reduced level of capital expenditures for the three months ended September 30, 2013 compared to the same period of 2012.

Financing Activities

Cash used in financing activities for the three months ended September 30, 2013 was $0.1 million compared to $0.06 million of cash used in financing activities for the three months ended September 30, 2012. The increase in cash used in financing for the three months ended September 30, 2013 over the same period of 2012, was the result of receiving $0.04 million in proceeds from the issuance of common stock in the 2012 period that did not occur in the 2013 period.

Debt

Credit Facilities

In October 2010, we entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan terminates in October 2015, and the $3.0 million revolving credit facility expired in October 2012. The Company had no outstanding balance on the revolving credit facility. The term loan requires monthly payments of principal plus interest at the rate of prime plus 0.25%, but not less than 4.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. The balance of the $7.0 million term loan at September 30, 2013 and 2012 was $5.9 million and $6.3 million, respectively.

The bank financing facilities contain certain affirmative and negative covenants with which we must comply. As of September 30, 2013, we were in compliance with the debt covenants.

Debt Covenant Compliance

The Company’s remaining debt repayments are due as follows (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	2014	2015	2016
Term Note	$292	$403	$5,252

Our bank financing facilities contain certain affirmative and negative covenants with which we must comply, including the maintenance by us of a debt service coverage ratio of not less than 1.00 to 1.00, maintaining a tangible net worth of not less than $32.50 million, and a maintaining a leverage ratio of not greater than .50 to 1.00.  These financial covenants are applicable to the results of ASO. In the event we are not in compliance with a covenant, the bank may, among other things, accelerate all outstanding borrowings, cease extending credit or foreclose on collateral.  During fiscal year 2013, we were not in compliance with our debt service coverage ratio and we obtained a waiver from the bank that indefinitely waived this event of default with respect to the periods we were in non-compliance.  As of September 30, 2013, we were in compliance with our affirmative and negative debt covenants.  However, our financial projections for fiscal year 2014 indicated that we would likely not be in compliance with our debt service coverage ratio and minimum tangible net worth covenants by the third quarter ended March 31, 2014.  As such, on October 11, 2013, we amended the debt agreement with our bank that updated the following with respect to our debt covenants: 1) provided a credit of $0.50 million and $2.25 million for the third and fourth quarter of fiscal year 2014, respectively, to our debt service coverage calculation, 2) reduced our minimum tangible net worth requirement to $32.0 million for the third and fourth fiscal quarter of fiscal year 2014, and 3) required that we maintain a minimum cash balance at the bank of $2.0 million through June 30, 2014 and $0.75 million thereafter.  Under the terms of the amendment, we expect to be compliant with our affirmative and negative covenants through June 30, 2014.  Therefore, we have classified our debt as noncurrent for any principal payments due after September 30, 2014.

In October, 2014 we were notified by a customer that a previously booked payload processing contract would be deferred several weeks. As a result of this deferral, we updated our financial projections for fiscal year 2014 which indicated that it is possible that we may not meet the minimum tangible net worth covenant in the third quarter of 2014.  We will continue to monitor this matter during the remainder of fiscal year 2014 and if necessary pursue a debt amendment with our bank.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2013, the Company has established a full valuation allowance against all of its net deferred tax assets.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company has an unrecognized tax benefit of $0.1 million for the three months ended September 30, 2013 and 2012.

For the three months ended September 30, 2013 and 2012, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

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

ITEM 3.  QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure made on this matter in our 2013 Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 10, 2013, a lawsuit was filed against Astrotech Corporation by John Porter, the former Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company.  In the lawsuit, Mr. Porter alleges various breaches of contract claims in connection with his termination from the Company on August 3, 2012.  Mr. Porter seeks monetary damages of at least $639,808.  The Company is vigorously defending the lawsuit filed by Mr. Porter.

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

ITEM 1A. RISK FACTORS

Other than the substitution of the first following risk factor for the final risk factor in our 2013 Annual Report on Form 10-K and the addition of the second following risk factor, there have been no material changes in the risk factors described in our 2013 Annual Report on Form 10-K.

If our common stock ceases to be listed for trading on the NASDAQ Capital Market it may harm our stock price and make it more difficult to sell shares.

On November 13, 2012, we received written notification from NASDAQ indicating that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive trading days and that we were therefore not in compliance with NASDAQ Listing Rule 5550(a)(2). On October 30, 2013, we received written notification from NASDAQ that for the previous ten business days, from October 16, 2013 to October 29, 2013, the closing bid price of the Company’s common stock had been at $1.00 per share or greater and the Company has regained compliance with Listing Rule 5550(a)(2). However, we cannot provide any assurance that we will be able to maintain future compliance with this requirement. Any delisting of our common stock from the NASDAQ Capital Market could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades and increase the transaction costs inherent in trading such shares with overall negative effects for our shareholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect our business, financial condition and results of operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2013, we did not issue any unregistered securities or repurchase any of our securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

On November 13, 2012, we received written notification from NASDAQ indicating that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive trading days and that we were therefore not in compliance with NASDAQ Listing Rule 5550(a)(2). On October 30, 2013, we received written notification from NASDAQ that for the previous ten business days, from October 16, 2013 to October 29, 2013, the closing bid price of the Company’s common stock had been at $1.00 per share or greater and the Company has regained compliance with Listing Rule 5550(a)(2).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2013, formatted in eXtensible Business Reporting Language: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Notes to Unaudited Condensed Consolidated Financial Statements.(1)

(1)  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: November 14, 2013	/s/ Thomas B. Pickens III
Thomas B. Pickens III
Chief Executive Officer

/s/ Eric Stober
Eric Stober
Chief Financial Officer