Form 10-Q
period 2013-12-31
ASTROTECH Corp \WA\
filed 2014-02-14
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 7, 2014, there were 19,802,387 shares of the registrant’s common stock outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2013	June 30, 2013
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,659	$5,096
Accounts receivable, net	306	5,317
Prepaid expenses and other current assets	762	503
Total current assets	7,727	10,916
Property and equipment, net	36,080	37,035
Other assets, net	40	51
Total assets	$43,847	$48,002

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$310	$2,488
Accrued liabilities and other	1,850	2,430
Deferred revenue	1,340	1,304
Term note payable	395	387
Total current liabilities	3,895	6,609
Deferred revenue	—	64
Other liabilities	177	194
Term note payable, net of current portion	5,456	5,655
Total liabilities	9,528	12,522

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 authorized shares, no issued and outstanding shares, at December 31, 2013 and June 30, 2013	—	—
Common stock, no par value, 75,000,000 shares authorized; 19,794,054 and 19,781,721 shares issued at December 31, 2013 and June 30, 2013	183,787	183,782
Treasury stock, 311,660 shares at cost	(237)	(237)
Additional paid-in capital	1,029	987
Accumulated deficit	(153,142)	(151,840)
Noncontrolling interest	2,882	2,788
Total stockholders’ equity	34,319	35,480
Total liabilities and stockholders’ equity	$43,847	$48,002

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenue	$2,538	$4,122	$9,227	$10,251
Cost of revenue	2,682	3,125	5,768	8,032
Gross profit	(144)	997	3,459	2,219
Operating expenses:
Selling, general and administrative	2,209	1,484	3,947	3,583
Research and development	350	393	1,156	1,035
Total operating expenses	2,559	1,877	5,103	4,618
Loss from operations	(2,703)	(880)	(1,644)	(2,399)
Interest and other expense, net	(65)	(46)	(117)	(85)
Loss before income taxes	(2,768)	(926)	(1,761)	(2,484)
Income tax expense	(6)	—	(6)	—
Net loss	(2,774)	(926)	(1,767)	(2,484)
Less: Net loss attributable to noncontrolling interest	(220)	(116)	(466)	(257)
Net loss attributable to Astrotech Corporation	$(2,554)	$(810)	$(1,301)	$(2,227)

Net loss per share attributable to Astrotech Corporation, basic	$(0.13)	$(0.04)	$(0.07)	$(0.12)
Weighted average common shares outstanding, basic	19,479	19,428	19,476	19,189

Net loss per share attributable to Astrotech Corporation, diluted	$(0.13)	$(0.04)	$(0.07)	$(0.12)
Weighted average common shares outstanding, diluted	19,479	19,428	19,476	19,189

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended December 31,
	2013	2012
	(unaudited)
Cash flows from operating activities
Net loss	$(1,767)	$(2,484)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	603	—
Depreciation and amortization	1,170	1,032
Changes in assets and liabilities:
Accounts receivable	5,011	(1,801)
Deferred revenue	(28)	219
Accounts payable	(2,178)	(2,062)
Other assets and liabilities	(839)	590
Net cash provided by (used in) operating activities	1,972	(4,506)

Cash flows from investing activities
Purchases of property, equipment and leasehold improvements	(221)	(588)
Net cash used in investing activities	(221)	(588)

Cash flows from financing activities
Term loan payment	(191)	(185)
Proceeds for common stock issuance	3	40
Net cash used in financing activities	(188)	(145)

Net change in cash and cash equivalents	1,563	(5,239)
Cash and cash equivalents at beginning of period	5,096	10,177
Cash and cash equivalents at end of period	$6,659	$4,938

Supplemental disclosures of cash flow information:
Cash paid for interest	$120	$127

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Description of the Company and Liquidity

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us” or “our”), a State of Washington corporation, is a commercial aerospace company that was formed in 1984 to leverage the environment of space for commercial purposes. For nearly 30 years, the Company has remained a crucial player in space commerce activities. We have successfully supported the launch of 23 shuttle missions and more than 300 spacecraft. We have designed, operated and built space hardware and processing facilities. We currently own, operate and maintain world-class spacecraft processing facilities; prepare and process scientific research in microgravity and develop and manufacture sophisticated and cutting edge chemical sensor equipment.

Our Business Units

Astrotech Space Operations (“ASO”)

ASO provides support to its government and commercial customers as they successfully process complex communication, earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling and launch pad delivery; and communication linked launch control. Our ASO facilities can accommodate up to five meter class satellites, which includes almost all U.S. based satellites. ASO’s service capabilities include designing and building spacecraft processing equipment and facilities. In addition, ASO provides propellant services including designing, building and testing propellant service equipment for fueling spacecraft. ASO accounted for 97% and 99% of our consolidated revenues for the three and six months ended December 31, 2013, respectively. Revenue for our ASO business unit is generated primarily from various fixed-priced contracts with launch service providers in both government and commercial markets and from the design, fabrication and use of critical space launch equipment. The services and facilities we provide to our customers support the final assembly, checkout and countdown functions required to launch a spacecraft. The revenue and cash flows generated by ASO are primarily driven by the number of spacecraft launches.

Spacetech

Our other business unit is a technology incubator designed to commercialize space-industry technologies. This business unit is currently pursuing two distinct opportunities:

1st Detect – 1st Detect develops, manufactures and sells ultra-small mass spectrometers and related equipment. Mass spectrometers, in general, measure the mass and relative abundance of ions in a sample to create a “mass spectrum”. This resulting mass spectrum is a unique fingerprint for each chemical that can be compared to a reference library of mass spectra to verify the identity of a sample. Mass spectrometers can identify chemicals with more accuracy and precision than competing instruments given their extreme sensitivity and specificity and they are a staple of almost all analytical laboratories. By leveraging technology initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station (“ISS”), the Company has developed a series of instruments that are significantly smaller, lighter, faster and less expensive than competing mass spectrometers, and significantly more sensitive and accurate than other competing chemical detectors. Our efforts have resulted in a technology that can provide mass spectrometry analytics in real-time for explosive device detection in airports and the battlefield, industrial quality and process control, environmental field applications and laboratory research.

The MMS-1000TM is a small, low power mass spectrometer designed initially for the laboratory market at a fraction of the cost of competing mass spectrometers. The unique design of this unit enables mass spectrometric quality chemical analysis in a small (about the size of a shoebox), light and transportable package that operates from less power than a typical light bulb. This allows high quality chemical analysis to be performed in locations where mass spectrometers have not been used before without compromising the quality of the analysis. The OEM-1000 is a mass spectrometer component that is designed to be integrated into an OEM customers’ complementary technology and application. The OEM-1000 has recently been integrated into a Thermogravimetric Analyzer ("TGA") manufactured by RIGAKU of Tokyo, Japan.  The integrated instrument named Thermo iMS2 is the world's first integrated TGA with MS/MS capabilities and is expected to be well received by the international research and development markets.

Astrogenetix – Astrogenetix is a biotechnology company formed to commercialize products processed in the unique environment of microgravity. Astrogenetix pursued an aggressive space access strategy to take advantage of the Space Shuttle program prior to its retirement in 2011. This strategy gave Astrogenetix unprecedented access to research in microgravity, as we flew experiments twelve times over a three year period. In collaboration with NASA, NASA has engaged leading vaccine development experts through a premier educational institution to independently evaluate Astrogenetix’s platform with specific direction to aid in the filing of an Investigational New Drug (“IND”) application for Salmonella. While investment in Astrogenetix has been scaled back considerably until Astrogenetix’s platform is independently verified, the team is also evaluating a vaccine target for Methicillin-Resistant Staphylococcus Aureus (“MRSA”) based on discoveries made in microgravity. In December 2011, the Company negotiated a Space Act Agreement with NASA for a minimum of twenty-eight additional space flights.

Liquidity and Capital Resources

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the need to acquire licenses to new technology, costs associated with increasing our manufacturing and development facilities, costs associated with strategic acquisitions including integration costs and assumed liabilities, litigation expense, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2014.  We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming year.  Factors that could affect our capital requirements, in addition to those listed above include continued collections of accounts receivable consistent with our historical experience, uncertainty surrounding mission launch schedules and our ability to manage product development efforts.

At December 31, 2013, we had cash and cash equivalents of $6.7 million and our working capital was approximately $3.8 million.

The Company has outstanding debt of $5.9 million as of December 31, 2013, with remaining debt repayments due as follows (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	2014(1)	2015	2016
Term Note	$196	$403	$5,252

(1) Represents remaining six months in fiscal year 2014.

Our bank financing facilities contain certain affirmative and negative covenants with which we must comply, including the maintenance by us of a debt service coverage ratio of not less than 1.00 to 1.00, maintaining a tangible net worth of not less than $32.50 million, and maintaining a leverage ratio of not greater than .50 to 1.00.  These financial covenants are applicable to the results of ASO. In the event we are not in compliance with a covenant, the bank may, among other things, accelerate all outstanding borrowings, cease extending credit or foreclose on collateral.  As of December 31, 2013, we were in compliance with our affirmative and negative debt covenants.

In October, 2013 we were notified by a customer that a previously booked payload processing contract would be deferred several weeks. Consequently, our financial projections for fiscal year 2014 indicated that we would likely not be in compliance with our debt service coverage ratio and minimum tangible net worth covenants by the third quarter ended March 31, 2014.  As such, on October 11, 2013, we amended the debt agreement with our bank that updated the following with respect to our debt covenants: 1) provided a credit of $0.50 million and $2.25 million for the third and fourth quarter of fiscal year 2014, respectively, to our debt service coverage calculation, 2) reduced our minimum tangible net worth requirement to $32.0 million for the third and fourth fiscal quarter of fiscal year 2014, and 3) required that we maintain a minimum cash balance at the bank of $2.0 million through June 30, 2014 and $0.75 million thereafter.  In November, 2013 we were subsequently notified by the same customer that this mission would be deferred several additional weeks. As a result of this deferral, it is possible that we may not meet the debt service coverage ratio and minimum tangible net worth covenants in the third quarter of 2014.  We will continue to monitor this matter during the remainder of fiscal year 2014, and if necessary, pursue a debt amendment with our bank.

We believe we have sufficient liquidity and backlog to fund ongoing operations. We expect to utilize existing cash and proceeds from operations to grow our core business offering in ASO and to support strategies for Spacetech.

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Astrotech Corporation in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

(3) Noncontrolling Interest

In January 2010, restricted shares of Astrotech subsidiaries, 1st Detect and Astrogenetix, were granted to certain employees, directors and officers, resulting in Astrotech owning less than 100% of the subsidiaries.  The Company applied noncontrolling interest accounting for the period ended December 31, 2013, which requires us to clearly identify the noncontrolling interest in the balance sheets and income statements. We disclose three measures of net income (loss): net income (loss), net income (loss) attributable to noncontrolling interest, and net income (loss) attributable to Astrotech Corporation.  Our operating cash flows in our consolidated statements of cash flows reflect net income (loss); while our basic and diluted net income (loss) per share calculations reflect net income (loss) attributable to Astrotech Corporation.

A rollforward of noncontrolling interest for the six months ended December 31, 2013 is as follows:

(In thousands)
Beginning balance at June 30, 2013	$2,788
Net loss attributable to noncontrolling interest	(466)
Capital contribution	560
Stock based compensation	-
Ending balance at December 31, 2013	$2,882

As of December 31, 2013, the Company’s share of income and losses is 86% for 1st Detect and 84% for Astrogenetix.

(4) Net Loss per Share

Basic net loss per share is based on the weighted average number of common shares outstanding during each period. Diluted net loss per share is based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method and the if-converted method. Dilutive potential common shares include outstanding stock options and shared-based awards. The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Numerator:
Net loss attributable to Astrotech Corporation, basic and diluted	$(2,554)	$(810)	$(1,301)	$(2,227)

Denominator:
Denominator for basic net loss per share attributable to Astrotech Corporation — weighted average common stock outstanding	19,479	19,428	19,476	19,189

Dilutive common stock equivalents — common stock options and share-based awards	—	—	—	—

Denominator for diluted net loss per share attributable to Astrotech Corporation — weighted average common stock outstanding and dilutive common stock equivalents	19,479	19,428	19,476	19,189

Basic net loss per share attributable to Astrotech Corporation	$(0.13)	$(0.04)	$(0.07)	$(0.12)
Diluted net loss per share attributable to Astrotech Corporation	$(0.13)	$(0.04)	$(0.07)	$(0.12)

Options to purchase 1,137,150 and 1,184,150 shares of common stock at exercise prices ranging from $0.32 to $24.10 per share outstanding for the three and six month periods ended December 31, 2013 and 2012 respectively, were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive.

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

(6) Debt

Credit Facilities

In October 2010, we entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan terminates in October 2015, and the $3.0 million revolving credit facility expired in October 2012. The Company had no outstanding balance on the revolving credit facility. The term loan requires monthly payments of principal plus interest at the rate of prime plus 0.25%, but not less than 4.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. The balance of the $7.0 million term loan at December 31, 2013 and 2012 was $5.9 million and $6.2 million, respectively.

Our bank financing facilities contain certain affirmative and negative covenants with which we must comply, including the maintenance by us of a debt service coverage ratio of not less than 1.00 to 1.00, maintaining a tangible net worth of not less than $32.50 million, and maintaining a leverage ratio of not greater than .50 to 1.00.  These financial covenants are applicable to the results of ASO. In the event we are not in compliance with a covenant, the bank may, among other things, accelerate all outstanding borrowings, cease extending credit or foreclose on collateral.  As of December 31, 2013, we were in compliance with our affirmative and negative debt covenants.

In October, 2013 we were notified by a customer that a previously booked payload processing contract would be deferred several weeks. Consequently, our financial projections for fiscal year 2014 indicated that we would likely not be in compliance with our debt service coverage ratio and minimum tangible net worth covenants by the third quarter ended March 31, 2014.  As such, on October 11, 2013, we amended the debt agreement with our bank that updated the following with respect to our debt covenants: 1) provided a credit of $0.50 million and $2.25 million for the third and fourth quarter of fiscal year 2014, respectively, to our debt service coverage calculation, 2) reduced our minimum tangible net worth requirement to $32.0 million for the third and fourth fiscal quarter of fiscal year 2014, and 3) required that we maintain a minimum cash balance at the bank of $2.0 million through June 30, 2014 and $0.75 million thereafter.  In November, 2013 we were subsequently notified by the same customer that this mission would be deferred several additional weeks. As a result of this deferral, it is possible that we may not meet the debt service coverage ratio and minimum tangible net worth covenants in the third quarter of 2014.  We will continue to monitor this matter during the remainder of fiscal year 2014, and if necessary, pursue a debt amendment with our bank.

(7) Fair Value Measurements

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

The following table presents the carrying amounts, estimated fair values and valuation input levels of certain of the Company’s financial instruments as of December 31, 2013 and June 30, 2013 (in thousands):

	December 31, 2013		June 30, 2013
	Carrying	Fair	Carrying	Fair	Valuation
	Amount	Value	Amount	Value	Inputs
Debt	$5,851	$5,851	$6,042	$6,042	Level 2

The carrying value of the Company’s debt at December 31, 2013 approximates fair value based on rates available for similar debt available to comparable companies in the marketplace. The carrying amounts of the Company’s Level 1 securities include cash and cash equivalents.

(8) Business and Credit Risk Concentration

A substantial portion of our revenue has been generated under contracts with the U.S. Government. During the six months ended December 31, 2013 and 2012, approximately 47% and 58%, respectively, of our revenues were generated under U.S. Government contracts. Accounts receivable (net of allowance) totaled $306,000 at December 31, 2013, of which 61% was attributable to the U.S. Government.

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

(9) Segment Information

We currently have two reportable business units: ASO and Spacetech.

ASO is our core business unit with operating facilities located in Titusville, Florida and Vandenberg AFB, California. ASO provides support to its government and commercial customers as they successfully process complex communication, earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles.

Our Spacetech business unit is a technology incubator designed to commercialize space-industry technologies. This business unit is currently pursuing two distinct opportunities: 1st Detect and Astrogenetix. Our 1st Detect platform develops, manufactures and sells ultra-small mass spectrometers and related equipment.  Our Astrogenetix platform is a biotechnology company formed to commercialize products processed in the unique environment of microgravity.

Management’s primary financial and operating reviews focus on ASO, the core business unit. All intercompany transactions between business units have been eliminated in consolidation.

Key financial metrics for the six months ended December 31, 2013 are as follows (in thousands):

	Six Months Ended		Six Months Ended
	December 31, 2013		December 31, 2012
		Loss before		Loss before
Revenue and Income	Revenue	income taxes	Revenue	income taxes
ASO	$9,145	$1,570	$10,118	$(641)
Spacetech	$82	$(3,331)	$133	$(1,843)
	$9,227	$(1,761)	$10,251	$(2,484)

	December 31, 2013		June 30, 2013
Assets	Fixed Assets, net	Total Assets	Fixed Assets, net	Total Assets
ASO	$34,745	$41,555	$35,625	$46,159
Spacetech	$1,335	$2,292	$1,410	$1,843
	$36,080	$43,847	$37,035	$48,002

(10) State of Texas Funding

In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to serve the security, healthcare, environmental and industrial markets.  In exchange for the award, 1st Detect granted a stock purchase right and a note payable to the State of Texas.  As of December 31, 2013, 1st Detect has received $1.8 million in disbursements. The proceeds from the award can only be used to fund development of the Miniature Chemical Detector at 1st Detect, not for repaying existing debt or for use in other Company subsidiaries.

The stock purchase right is exercisable at the first Qualifying Financing Event (“QFE”), which is generally a change in control or third party equity investment in 1st Detect. The number of shares of stock (common stock or the class or series issued in the financing) of 1st Detect available for purchase by the State of Texas, at the price $0.001 per share (par value), is calculated as the total disbursements of $1.8 million (numerator) divided by 80% of the stock price established in the QFE (denominator). If a QFE has not occurred before June 30, 2014, the number of shares of common stock of 1st Detect available for purchase would equal the total disbursements of $1.8 million (numerator) divided by $100 (denominator).  As of December 31, 2013 no QFE has occurred.

The principal value of the note is equal to the total disbursements to 1st Detect to date of $1.8 million, accrues interest at 8% per year and cancels automatically at the earlier of (1) selling substantially all of the assets of 1st Detect, (2) selling more than 50% of common stock of 1st Detect, or (3) March 2020. No payments of interest or principal are due on the note unless there is a default, which would occur if 1st Detect moves its operations or headquarters outside of Texas at any time before March 2020. 1st Detect has the option to pay back the principal plus accrued interest by June 30, 2014, but repayment does not cancel the State of Texas’ stock purchase right.

Management considers the likelihood of voluntarily repaying the note or of a default event as remote due to the fact that the covenants that would necessitate repayment are within the control of the Company. As such, the $1.8 million, which was received in two installments of $0.9 million and $0.9 million prior to the period ended December 31, 2013, was accounted for as a contribution to equity. As of December 31, 2013, no default events have occurred.

(11) Equity and Other Long Term Incentive Plans

The 1994 Plan (“1994 Plan”)

Under the terms of the 1994 Plan, the number and price of the stock incentive awards granted to employees is determined by the Board of Directors and such grants vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. At the time of approval, 395,000 shares of our common stock were reserved for issuance under this plan. As of December 31, 2013, there are no shares available for grant. Based on the Articles of the 1994 stock incentive plan, no awards shall be granted more than ten years after the effective date of the plan unless amended.

The Directors’ Stock Option Plan (“Director’s Plan”)

Options under the Director’s Plan vest after one year and expire seven years from the date of grant. At the time of approval, 50,000 shares of our common stock were reserved for issuance under this plan. As of December 31, 2013, there are 44,000 shares available for future grant.

2008 Stock Incentive Plan (“2008 Plan”)

The 2008 Plan was created to promote growth of the Company by aligning the long-term financial success of the Company with the employees, consultants and directors. At the time of approval, 5,500,000 shares of our common stock were reserved for issuance under this plan. The 2008 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock options, stock appreciation rights (SARs) and restricted stock to employees, directors and consultants of the Company. Stock options awarded under this plan to date vested upon the Company’s stock achieving a closing price of $1.50 and expire ten years from grant date or upon employee or director termination. Restricted shares awarded under this plan to date vest 33.33% a year over a three year period and expire upon employee or director termination. There have been no SARs granted from the 2008 Plan. As of December 31, 2013, there are 362,501 shares available for grant under the 2008 Plan.

2011 Stock Incentive Plan (“2011 Plan”)

The 2011 Plan was designed to increase shareholder value by compensating employees over the long term. The plan is to be used to promote long-term financial success and execution of our business strategy. At the time of approval, 1,750,000 shares of our common stock were reserved for issuance under this plan. The 2011 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock options, stock appreciation rights (SARs) and restricted stock to employees, directors and consultants of the Company. Stock options awarded under this plan to date vested upon the Company’s stock achieving a closing price of $1.50 and expire ten years from the grant date or upon employee or director termination. Additionally, a single 200,000 stock option grant was awarded to a third party consultant intended to provide incentive which is aligned with management and the shareholders. Vesting for these option shares will occur once certain performance conditions have been fulfilled. There have been no SARs or restricted stock granted from the 2011 Plan. As of December 31, 2013, there are 1,066,000 shares available for grant under the 2011 Plan.

At December 31, 2013, 1,472,501 shares of Common Stock were reserved for future grants of stock incentive grants under the Company’s four stock incentive plans.

1st Detect 2011 Stock Incentive Plan

The 2011 Plan was designed to increase shareholder value by compensating employees over the long term. The plan is to be used to promote long-term financial success and execution of our business strategy. At the time of approval, 2,500 shares of 1st Detect stock were reserved for issuance under this plan. The 2011 Plan, administered by the Board of Directors of 1st Detect, provides for granting of incentive awards in the form of stock options to certain directors, officers and employees of 1st Detect. The awards vest upon certain performance conditions being met and expire ten years from the grant date.  The stock options have an exercise price equal to the fair market value of 1st Detect’s common stock on the date of grant as determined by an independent valuation firm. As of December 31, 2013, there are 1,800 shares available for grant under the 2011 Plan.

(12) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2013, the Company has established a full valuation allowance against all of its net deferred tax assets.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company has an unrecognized tax benefit of $0.1 million for the six months ended December 31, 2013 and 2012.

For the three and six months ended December 31, 2013 and 2012, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

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

As of December 31, 2013, we had repurchased 311,660 shares of common stock at a cost of $0.2 million, which represents an average cost of $0.76 per share, and $1.1 million of Senior Convertible Notes payable.  All of these repurchases were made prior to the period ended December 31, 2013.  As a result, the Company is authorized to repurchase an additional $5.7 million of securities under this program.

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

Litigation, Investigations and Audits – We are not party to, nor are our properties the subject of, any material pending legal proceedings, other than as set forth below:

On January 10, 2013, a lawsuit was filed against Astrotech Corporation by John Porter, the former Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company.  In the lawsuit, Mr. Porter alleges various breaches of contract claims in connection with his termination from the Company on August 3, 2012.  Mr. Porter seeks monetary damages of at least $639,808.  The Company is vigorously defending the lawsuit filed by Mr. Porter. The parties are now engaged in the discovery process.

On February 20, 2013, a shareholder derivative lawsuit was filed in the District Court of Travis County, Texas against the current directors and chief executive officer of Astrotech Corporation and against the Company, as nominal defendant. The complaint alleges, among other things, that the directors and chief executive officer breached fiduciary duties to the Company in connection with certain corporate transactions, including loans to subsidiaries and purchases of outstanding shares of the Company’s common stock. There are preliminary jurisdictional issues that are being litigated in this suit, and there are substantive underlying in this suit that are still in the early stages of litigation and the parties have not yet exchanged written discovery responses. The Company intends to vigorously defend the lawsuit.

Astrotech has been named as a party to a suit filed in the Circuit Court of the Eighteenth Judicial Circuit for Brevard County, Florida. This is an action for foreclosure of certain real estate and for debt. The Company is named as a party because it holds an inferior lien against the property at issue and must be named in the foreclosure action. No monetary relief has been requested against Astrotech.

Contingent obligation related to State of Texas Funding

In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to serve the security, healthcare, environmental and industrial markets (See Note 10). As of June 30, 2012, 1st Detect had received $1.8 million in disbursements. The disbursed amount of $1.8 million represents a contingency through March 2020, the date of cancellation. If an event of default should occur, the Company would calculate and expense accrued interest and reclassify principal from equity to notes payable in the consolidated financial statements as amounts due to the State of Texas. Management considers the likelihood of an event of default to be remote. As of December 31, 2013, no default events have occurred.

Contingent obligation related to our five-meter high-bay at VAFB in California

In September 2009, we completed construction of a 23,000 square foot payload processing facility at VAFB in California which enhanced our capability to process five-meter class satellite payloads. Additionally, in December 2009, we completed construction of a 5,600 square foot office building used by customers for administrative and operational support of teams processing satellites in the new five-meter payload facility. ASO presently leases the 60-acre site located on VAFB in California, where we own four buildings totaling over 50,000 square feet of space. The Company has extended the original land lease, which expired in September 2013. The new lease expires in September 2018, with provisions to extend the lease at the request of the lessee and the concurrence of the lessor. Upon final expiration of the land lease, all improvements on the property revert, at the lessor’s option, to the lessor at no cost or we will be required to return the land to the original condition at our cost.  We currently have not accrued anything for this potential obligation.

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

Business Overview

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us” or “our”), a Washington corporation, is a commercial aerospace company that was formed in 1984 to leverage the environment of space for commercial purposes. For nearly 30 years, the Company has remained a crucial player in space commerce activities. We have successfully supported the launch of 23 shuttle missions and more than 300 spacecraft. We have designed, operated and built space hardware and processing facilities. We currently own, operate and maintain world-class spacecraft processing facilities; prepare and process scientific research in microgravity and develop and manufacture sophisticated and cutting edge chemical sensor equipment.

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

Our Business Units

Astrotech Space Operations (“ASO”)

ASO provides support to its government and commercial customers as they successfully process complex communication, earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling and launch pad delivery; and communication linked launch control. Our ASO facilities can accommodate up to five meter class satellites, which includes almost all U.S.-based satellites. ASO’s service capabilities include designing and building spacecraft processing equipment and facilities. In addition, ASO provides propellant services including designing, building and testing propellant service equipment for fueling spacecraft.  ASO accounted for 97% and 99% of our consolidated revenues for the three and six months ended December 31, 2013, respectively. Revenue for our ASO business unit is generated primarily from various fixed-priced contracts with launch service providers in both the government and commercial markets and from the design, fabrication and use of critical space launch equipment.  The services and facilities we provide to our customers support the final assembly, checkout and countdown functions required to launch a spacecraft. The revenue and cash flows generated by ASO are primarily driven by the number of spacecraft launches. Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business include:

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

Spacetech

Our other business unit is a technology incubator designed to commercialize space-industry technologies. This business unit is currently pursuing two distinct opportunities:

1st Detect – 1st Detect develops, manufactures and sells ultra-small mass spectrometers and related equipment. Mass spectrometers, in general, measure the mass and relative abundance of ions in a sample to create a “mass spectrum”. This resulting mass spectrum is a unique fingerprint for each chemical that can be compared to a reference library of mass spectra to verify the identity of a sample. Mass spectrometers can identify chemicals with more accuracy and precision than competing instruments given their extreme sensitivity and specificity and they are a staple of almost all analytical laboratories. By leveraging technology initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station (“ISS”), the Company has developed a series of instruments that are significantly smaller, lighter, faster and less expensive than competing mass spectrometers, and significantly more sensitive and accurate than other competing chemical detectors. Our efforts have resulted in a technology that can provide mass spectrometry analytics in real-time for explosive device detection in airports and the battlefield, industrial quality and process control, environmental field applications and laboratory research.

The MMS-1000TM is a small, low power mass spectrometer designed initially for the laboratory market at a fraction of the cost of competing mass spectrometers. The unique design of this unit enables mass spectrometric quality chemical analysis in a small (about the size of a shoebox), light and transportable package that operates from less power than a typical light bulb. This allows high quality chemical analysis to be performed in locations where mass spectrometers have not been used before without compromising the quality of the analysis. The OEM-1000 is a mass spectrometer component that is designed to be integrated into an OEM customers’ complementary technology and application. The OEM-1000 has recently been integrated into a Thermogravimetric Analyzer ("TGA") manufactured by RIGAKU of Tokyo, Japan.  The integrated instrument named Thermo iMS2 is the world's first integrated TGA with MS/MS capabilities and is expected to be well received by the international research and development markets.

Astrogenetix – Astrogenetix is a biotechnology company formed to commercialize products processed in the unique environment of microgravity. Astrogenetix pursued an aggressive space access strategy to take advantage of the Space Shuttle program prior to its retirement in 2011. This strategy gave Astrogenetix unprecedented access to research in microgravity, as we flew experiments twelve times over a three year period. In collaboration with NASA, NASA has engaged leading vaccine development experts through a premier educational institution to independently evaluate Astrogenetix’s platform with specific direction to aid in the filing of an Investigational New Drug (“IND”) application for Salmonella. While investment in Astrogenetix has been scaled back considerably until Astrogenetix’s platform is independently verified, the team is also evaluating a vaccine target for Methicillin-Resistant Staphylococcus Aureus (“MRSA”) based on discoveries made in microgravity. In December 2011, we negotiated a Space Act Agreement with NASA for a minimum of twenty eight additional space flights.

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

Management believes there have been no significant changes during the period ended December 31, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report on Form 10-K.

Results of Operation

Quarter ended December 31, 2013 compared to Quarter ended December 31, 2012:

Selected consolidated financial data for the quarter ended December 31, 2013 and 2012 is as follows (dollars in thousands):

	Quarter Ended December 31,
	2013	2012
Revenue	$2,538	$4,122
Cost of revenue	2,682	3,125
Gross profit	(144)	997
Gross margin	(6)%	24%
Selling, general and administrative	2,209	1,484
Research and development	350	393
Operating expenses	$2,559	$1,877
Interest and other expense, net	(65)	(46)
Income tax expense	(6)	-
Consolidated net loss	$(2,774)	$(926)
Less: Net loss attributable to noncontrolling interest	(220)	(116)
Net loss attributable to Astrotech Corporation	$(2,554)	$(810)

Revenue – Total revenue decreased $1.6 million, or 38.4% during the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 primarily due to decreased mission related service revenue as a result of two fewer missions during the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013, as well as decreased non-mission specific project related revenue.

Gross Profit – Gross profit decreased $1.1 million during the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 primarily due to our decrease in revenue as described above, as well as the discontinuance of costs related to the leaseback of our former Spacehab Payload Processing Facility (“SPPF”) that expired in December 2012, further offset by lower cost of revenue on non-mission specific related work.

Operating Expenses – Our operating expenses increased $0.7 million, or 36.3% during the second quarter of fiscal 2014 compared to the same period in the prior fiscal year. Significant changes to operating expenses included the following:

•

Selling, general and administrative expense increased $0.7 million primarily driven by the immediate vesting of stock options awarded under our 2008 and 2011 stock incentive plans when the Company’s stock achieved a closing price of $1.50, a severance payment related to the resignation of our former Chief Financial Officer, and consulting related costs within our corporate and 1st Detect operations.

•

Research and development expense decreased negligibly and was a result of a reduction in legal costs related to patents, lower material costs, offset by increased depreciation expense due to leasehold improvements at 1st Detect, as well as higher costs associated with additional headcount.

Six months ended December 31, 2013 compared to six months ended December 31, 2012:

Selected consolidated financial data for the six months ended December 31, 2013 and 2012 is as follows (dollars in thousands):

	Six Months Ended December 31,
	2013	2012
Revenue	$9,227	$10,251
Cost of revenue	5,768	8,032
Gross profit	3,459	2,219
Gross margin	37%	22%
Selling, general and administrative	3,947	3,583
Research and development	1,156	1,035
Operating expenses	$5,103	$4,618
Interest and other expense, net	(117)	(85)
Income tax expense	(6)	-
Consolidated net loss	$(1,767)	$(2,484)
Less: Net loss attributable to noncontrolling interest	(466)	(257)
Net loss attributable to Astrotech Corporation	$(1,301)	$(2,227)

Revenue – Total revenue decreased $1.0 million, or 10.0% for the six months ended December 31, 2013 compared to the six months ended December 31, 2012 primarily due to lower non-mission specific project related revenue offset by increased mission related service revenue on two additional missions during the six months ended December 31, 2013.

Gross Profit – Gross profit increased $1.2 million, or 55.9% for the six months ended December 31, 2013 compared to the six months ended December 31, 2012 primarily due to our decrease in revenue as described above, as well as the discontinuance of costs related to the leaseback of our former SPPF that expired in December 2012 and lower GSE work.

Operating Expenses – Our operating expenses increased $0.5 million, or 10.5% during the six months ended December 31, 2013 compared to the same period in the prior fiscal year. Significant changes to operating expenses included the following:

•

Selling, general and administrative expense increased $0.4 million primarily driven by the immediate vesting of stock options awarded under our 2008 and 2011 stock incentive plans when the Company’s stock achieved a closing price of $1.50, consulting related costs within our corporate and 1st Detect operations, a severance payment related to the resignation of our former Chief Financial Officer, offset by decreased legal and bonus related costs.

•

Research and development expense increased $0.1 million as a result of higher costs associated with additional headcount, increased depreciation expense due to leasehold improvements at 1st Detect, increased legal costs related to patents, offset by lower material costs.

Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended December 31,
	2013	2012	change
Net cash flows from:
Operating activities	$1,972	$(4,506)	$6,478
Investing activities	(221)	(588)	367
Financing activities	(188)	(145)	(43)
Net increase in cash and cash equivalents	$1,563	$(5,239)	$6,802

Cash and Cash Equivalents

At December 31, 2013, we had cash and cash equivalents of $6.7 million and our working capital was approximately $3.8 million. As of December 31, 2012, we had cash and cash equivalents of $4.9 million and our working capital was approximately $2.6 million. Cash and cash equivalents increased by approximately $1.6 million during the six months ended December 31, 2013.

Operating Activities

Cash provided by operations increased by $6.5 million during the six months ended December 31, 2013 compared to the six months ended December 31, 2012. This increase in cash flow was primarily attributable to a decrease in accounts receivable and the timing of payments in accounts payable, which was attributable to our GSE work.

Investing Activities

Net cash used in investing activities decreased by $0.4 million during the six months ended December 31, 2013 compared to the six months ended December 31, 2012 as a result of decreased investments in leasehold improvement capital expenditures at 1st Detect compared to the prior fiscal year.

Financing Activities

Net cash used in financing activities increased negligibly due to lower proceeds on the issuance of common stock during the six months ended December 31, 2013 compared to the six months ended December 31, 2012.

Debt

Credit Facilities

In October 2010, we entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan terminates in October 2015, and the $3.0 million revolving credit facility expired in October 2012. The Company had no outstanding balance on the revolving credit facility. The term loan requires monthly payments of principal plus interest at the rate of prime plus 0.25%, but not less than 4.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. The balance of the $7.0 million term loan at December 31, 2013 and 2012 was $5.9 million and $6.2 million, respectively.

The bank financing facilities contain certain affirmative and negative covenants with which we must comply. As of December 31, 2013, we were in compliance with the debt covenants.

Debt Covenant Compliance

The Company’s remaining debt repayments are due as follows (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	2014	2015	2016
Term Note	$196	$403	$5,252

Our bank financing facilities contain certain affirmative and negative covenants with which we must comply, including the maintenance by us of a debt service coverage ratio of not less than 1.00 to 1.00, maintaining a tangible net worth of not less than $32.50 million, and a maintaining a leverage ratio of not greater than .50 to 1.00.  These financial covenants are applicable to the results of ASO. In the event we are not in compliance with a covenant, the bank may, among other things, accelerate all outstanding borrowings, cease extending credit or foreclose on collateral.  During fiscal year 2013, we were not in compliance with our debt service coverage ratio and we obtained a waiver from the bank that indefinitely waived this event of default with respect to the periods we were in non-compliance.  As of December 31, 2013, we were in compliance with our affirmative and negative debt covenants.  However, our financial projections for fiscal year 2014 indicated that we would likely not be in compliance with our debt service coverage ratio and minimum tangible net worth covenants by the third quarter ended March 31, 2014.  As such, on October 11, 2013, we amended the debt agreement with our bank that updated the following with respect to our debt covenants: 1) provided a credit of $0.50 million and $2.25 million for the third and fourth quarter of fiscal year 2014, respectively, to our debt service coverage calculation, 2) reduced our minimum tangible net worth requirement to $32.0 million for the third and fourth fiscal quarter of fiscal year 2014, and 3) required that we maintain a minimum cash balance at the bank of $2.0 million through June 30, 2014 and $0.75 million thereafter.  Under the terms of the amendment, we expect to be compliant with our affirmative and negative covenants through June 30, 2014.  Therefore, we have classified our debt as noncurrent for any principal payments due after December 31, 2014.

In October, 2013 we were notified by a customer that a previously booked payload processing contract would be deferred several weeks. Consequently, our financial projections for fiscal year 2014 indicated that we would likely not be in compliance with our debt service coverage ratio and minimum tangible net worth covenants by the third quarter ended March 31, 2014.  In November, 2013 we were subsequently notified by the same customer that this mission would be deferred several additional weeks. As a result of this deferral, it is possible that we may not meet the debt service coverage ratio and minimum tangible net worth covenants in the third quarter of 2014.  We will continue to monitor this matter during the remainder of fiscal year 2014, and if necessary, pursue a debt amendment with our bank.

Liquidity and Capital Resources

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the need to acquire licenses to new technology, costs associated with increasing our manufacturing and development facilities, costs associated with strategic acquisitions including integration costs and assumed liabilities, litigation expense, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. In addition, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2014.  We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming year.  Factors that could affect our capital requirements, in addition to those listed above include continued collections of accounts receivable consistent with our historical experience, uncertainty surrounding mission launch schedules and our ability to manage product development efforts.

We believe we have sufficient liquidity and backlog to fund ongoing operations for at least the next fiscal year. We expect to utilize existing cash and proceeds from operations to grow our core business offering in ASO and to support strategies for Spacetech.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2013, the Company has established a full valuation allowance against all of its net deferred tax assets.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company has an unrecognized tax benefit of $0.1 million for the three months ended December 31, 2013 and 2012.

For the three and six months ended December 31, 2013 and 2012, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 10, 2013, a lawsuit was filed against Astrotech Corporation by John Porter, the former Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company.  In the lawsuit, Mr. Porter alleges various breaches of contract claims in connection with his termination from the Company on August 3, 2012.  Mr. Porter seeks monetary damages of at least $639,808.  The Company is vigorously defending the lawsuit filed by Mr. Porter. The parties are now engaged in the discovery process.

On February 20, 2013, a shareholder derivative lawsuit was filed in the District Court of Travis County, Texas against the current directors and chief executive officer of Astrotech Corporation and against the Company, as nominal defendant. The complaint alleges, among other things, that the directors and chief executive officer breached fiduciary duties to the Company in connection with certain corporate transactions, including loans to subsidiaries and purchases of outstanding shares of the Company’s common stock. There are preliminary jurisdictional issues that are being litigated in this suit, and there are substantive underlying in this suit that are still in the early stages of litigation and the parties have not yet exchanged written discovery responses. The Company intends to vigorously defend the lawsuit.

Astrotech has been named as a party to a suit filed in the Circuit Court of the Eighteenth Judicial Circuit for Brevard County, Florida. This is an action for foreclosure of certain real estate and for debt. The Company is named as a party because it holds an inferior lien against the property at issue and must be named in the foreclosure action. No monetary relief has been requested against Astrotech.

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

On November 13, 2012, we received written notification from NASDAQ indicating that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive trading days and that we were therefore not in compliance with NASDAQ Listing Rule 5550(a)(2). On October 30, 2013, we received written notification from NASDAQ that for the previous ten business days, from October 16, 2013 to October 29, 2013, the closing bid price of the Company’s common stock had been at $1.00 per share or greater and the Company has regained compliance with Listing Rule 5550(a)(2). However, we cannot provide any assurance that we will be able to maintain future compliance with this requirement. Any delisting of our common stock from the NASDAQ Capital Market could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades and increase the transaction costs inherent in trading such shares with overall negative effects for our shareholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons, delisting could adversely affect our business, financial condition and results of operations.

Our cash and cash equivalents may not be sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements.

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the need to acquire licenses to new technology, costs associated with increasing our manufacturing and development facilities, costs associated with strategic acquisitions including integration costs and assumed liabilities, litigation expense, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures that are not currently contemplated. Factors that could affect our capital requirements, in addition to those listed above include continued collections of accounts receivable consistent with our historical experience, uncertainly surrounding mission launch schedules and our ability to manage product development efforts.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2013, we did not issue any unregistered securities or repurchase any of our securities.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended December 31, 2013, formatted in eXtensible Business Reporting Language: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Notes to Unaudited Condensed Consolidated Financial Statements.(1)

(1)  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: February 14, 2014	/s/ Thomas B. Pickens III
Thomas B. Pickens III
Chief Executive Officer

/s/ Eric Stober
Eric Stober
Chief Financial Officer