Form 10-K/A
period 2013-06-30
ASTROTECH Corp \WA\
filed 2014-04-11
CIK 1001907

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

EXPLANATORY NOTE

Astrotech Corporation, referred to herein as the “Company”, is amending its Fiscal Year 2013 Form 10-K to change information required on the cover page of Form 10-K, in PART III, Item 10 Directors, Executive Officers and Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance, and in Item 11 Executive Compensation - Fiscal Year 2013 Non-Employee Director Compensation Table. This required information will be included in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, which has not yet been filed. We have unchecked the box provided on the cover page of this Form to indicate that, at the time of filing the Fiscal Year 2013 Form 10-K, the Company had not disclosed Form 4 filings timely pursuant to Item 405 of Regulation S-K. On March 17, 2013, Don M. White, an executive officer with the Company, initiated an order to sell 2,000 shares of Astrotech stock held in a former employer’s 401(k) plan as part of a required liquidation of all positions prior to transferring his 401(k) funds into his rollover IRA. Mr. White reported the transaction to Company management on March 17, 2013, but it was not disclosed on Form 4 until April 10, 2014 due to an administrative oversight. See “Part III – Item 10. Directors, Executive Officers and Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance” for additional information. We have also corrected the Fiscal Year 2013 Non-Employee Director Compensation Table, which previously over reported Daniel T. Russler, Jr.’s compensation due to a clerical error.

There are no other changes to the original Form 10-K filing other than those outlined in this document. This Form 10-K/A does not reflect events occurring after the filing of the original 2013 Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. Such directors, executive officers, and greater than 10% shareholders are required by SEC regulation to furnish to the Company copies of all Section 16(a) forms they file. Due dates for the reports are specified by those laws, and the Company is required to disclose in this document any failure in the past fiscal year to file by the required dates. Based solely on written representations of the Company’s directors and executive officers and on copies of the reports that they have filed with the SEC, the Company’s belief is that all but one of Astrotech’s directors and executive officers complied with all filing requirements applicable to them with respect to transactions in the Company’s equity securities during fiscal year 2013.

On March 17, 2013, Don M. White, an executive officer with the Company, initiated an order to sell 2,000 shares of Astrotech stock held in a former employer’s 401(k) plan as part of a required liquidation of all positions prior to transferring his 401(k) funds into his rollover IRA.  Mr. White reported the transaction to Company management on March 17, 2013, but it was not disclosed on Form 4 until April 10, 2014 due to an administrative oversight.

Item 11.

Executive Compensation

Fiscal Year 2013 Non-Employee Director Compensation Table

	Fees Earned or Paid in Cash	Restricted Stock Awards	Stock Options	All other compensation	Total
Name	($)	($)	($)	($)	($)

Mark Adams	46,500	—	—	—	46,500
John A. Oliva	62,000	—	—	—	62,000
William F. Readdy	47,500	—	—	—	47,500
Sha-Chelle Manning	48,500	—	—	—	48,500
Daniel T. Russler, Jr.	59,250				59,250
Total	263,750	—	—	—	263,750

Exhibit No.	Description of Exhibit

(31)	Rule 13a-14(a) Certifications

31.1	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Eric Stober, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32)	Section 1350 Certifications

32.1	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Eric Stober, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astrotech Corporation

By:	/s/ Thomas B. Pickens III
Thomas B. Pickens III
Chief Executive Officer

Date: April 10, 2014

By:	/s/ Eric Stober
Eric Stober
Chief Financial Officer

Date: April 10, 2014

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

/s/ Thomas B. Pickens III	Chairman of the Board and Chief Executive Officer	April 10, 2014
Thomas B. Pickens III

/s/ Mark Adams	Director	April 10, 2014
Mark Adams

/s/ Sha-Chelle Manning	Director	April 10, 2014
Sha-Chelle Manning

/s/ John A. Oliva	Director	April 10, 2014
John A. Oliva

/s/ William F. Readdy	Director	April 10, 2014
William F. Readdy

/s/ Daniel T. Russler, Jr.	Director	April 10, 2014
Daniel T. Russler, Jr.

/s/ Eric Stober	Chief Financial Officer	April 10, 2014
Eric Stober