Form 10-K
period 2014-06-30
ASTROTECH Corp \WA\
filed 2014-09-30
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2013, based upon the closing price of such stock on the NASDAQ Capital Market on such date of $2.83, was approximately $55,135,176.

As of September 17, 2014, 19,553,127 shares of the registrant’s Common Stock, no par value, were outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:

•	The effect of economic conditions in the United States or other nations that could impact our ability to sell our products and services or gain customers;

•	Our ability to raise sufficient capital to meet our long and short-term liquidity requirements;

•	Our ability to successfully pursue our business plan and execute our strategy;

•	Whether we will fully realize the economic benefits under our customer contracts;

•	Technological difficulties and potential legal claims arising from any technological difficulties;

•	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by governmental or commercial customers;

•	Uncertainty in government funding and support for key space programs, grant opportunities or procurements;

•	The impact of competition on our ability to win new contracts;

•	Uncertainty in securing reliable and consistent access to space, including the International Space Station (“ISS”);

•	Delays in the timing of performance under our contracts;

•	Our ability to meet technological development milestones and overcome development challenges; and

•	Risks described in the “Risk Factors” section of this Form 10-K.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, therefore we cannot assure you that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described elsewhere in this Form 10-K, or in the documents incorporated by reference herein. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the Securities and Exchange Commission (“SEC”) or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Form 10-K and in prior or subsequent communications.

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

Our efforts are focused on:

•	Providing world-class facilities and related support services necessary for the preparation of satellites and payloads.

•	Providing satellite and payload processing and integration services and support.

•	Designing, fabricating and utilizing equipment and hardware for launch activities.

•	Supplying propellant and associated services for spacecraft.

•	Managing launch logistics and support.

•	Working with development partners to build industry specific applications using our sensor equipment.

•	Enhancing the capabilities of our sensors.

•	Commercializing unique space-based technologies.

•	Developing next generation vaccines using the unique environment of microgravity.

Business Developments

Internal Reorganization & Relinquishment of Subsidiary Stock

On June 19, 2014, the Company announced the internal reorganization to own 100% of its subsidiary companies 1st Detect Corporation and Astrogenetix Inc., in which it had previously issued equity grants to employees. The internal reorganization effectively cancelled these equity grants.

Sale of Astrotech Space Operations business (“Asset Sale”)

On August 22, 2014, the Company completed the previously announced sale of substantially all of its assets used to conduct the Company's Astrotech Space Operations (“ASO”) business unit (“the ASO business”) for $61.0 million, less a working capital and indemnity holdback of $1.8 million and $6.1 million, respectively. The working capital holdback will be settled up once both sides agree on the final net working capital amount as of the date of the transaction. The indemnity holdback is being held in escrow under the terms of an escrow agreement until February 2016 (the 18-month anniversary of the consummation of the transaction). The ASO business consists of (i) ownership, operation and maintenance of spacecraft processing facilities in Titusville, Florida and Vandenberg Air Force Base, California (“VAFB”), (ii) supporting government and commercial customers processing complex communication, earth observation and deep space satellite launches, (iii) designing and building spacecraft processing equipment and facilities and (iv) providing propellant services including designing, building and testing propellant service equipment for fueling spacecraft.

Payoff of Term Loan

On August 22, 2014, the Company used a portion of the proceeds from the Asset Sale, as stated above, to pay off the outstanding balance of its term loan of $5.7 million.

Payoff of Texas Emerging Technology Fund Award

On August 27, 2014, the Company used a portion of the proceeds from the Asset Sale to settle its funding from the State of Texas Emerging Technology Fund for $2.3 million.

Our Business Units

Astrotech Space Operations

On August 22, 2014, the Company completed the sale of substantially all of its assets used to conduct the ASO business for $61.0 million, less a working capital and indemnity holdback of $1.8 million and $6.1 million, respectively. The working capital holdback will be settled up once both sides agree on the final net working capital amount as of the date of the transaction. The indemnity holdback is being held in escrow under the terms of an escrow agreement until February 2016 (the 18-month anniversary of the consummation of the transaction).

ASO provides support to its government and commercial customers as they successfully process complex communication, earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our ASO facilities can accommodate five-meter class satellites, encompassing the majority of U.S.-based satellites. ASO’s service capabilities include designing and building spacecraft processing equipment and facilities. Additionally, ASO provides propellant services including designing, building and testing propellant service equipment for servicing spacecraft. ASO accounted for 99% of our consolidated revenues for the year ended June 30, 2014. Revenue for our ASO business unit is generated primarily from various fixed-priced contracts with launch service providers in both the government and commercial markets and the design and fabrication of space launch equipment. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing and launching spacecraft. The revenue and cash flows generated from our ASO operations are primarily related to the number of spacecraft launches. Other factors that have impacted earnings and cash flows for this business include:

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

Spacetech

Our other business unit is a technology incubator designed to commercialize space-industry technologies. This business unit is currently pursuing two distinct opportunities:

1st Detect

1st Detect develops, manufactures and sells ultra-small mass spectrometers and related equipment. Mass spectrometers, in general, measure the mass and relative abundance of ions in a sample to create a “mass spectrum.” This resulting mass spectrum is a unique chemical fingerprint that can be compared to a reference library of mass spectra to verify the identity of a sample. Mass spectrometers can identify chemicals with more accuracy and precision than competing instruments given their extreme sensitivity and specificity and they are a staple of almost all analytical laboratories. By leveraging technology initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station (“ISS”), the Company has developed a series of instruments that are significantly smaller, lighter, faster and less expensive than competing mass spectrometers, and significantly more sensitive and accurate than other competing chemical detectors at a similar price point. Our efforts have resulted in a technology that can provide mass spectrometry analytics in real-time for explosive device detection in airports and the battlefield, industrial quality and process control, environmental field applications and laboratory research.

The MMS-1000TM is a small, low power mass spectrometer designed initially for the laboratory market. The unique design of this unit enables mass spectrometric quality chemical analysis in a small package (about the size of a shoebox) that operates from less power than a typical light bulb. This allows high quality chemical analysis to be performed in locations where mass spectrometers have not been used before, such as directly on the factory floor or in the battlefield, without compromising the quality of the analysis. The OEM-1000 is a mass spectrometer component that is designed to be integrated into customers’ complementary technology. The OEM-1000 has recently been integrated into a Thermogravimetric Analyzer (“TGA”) manufactured by RIGAKU of Tokyo, Japan, one of the leading instrumentation companies in Asia. The integrated instrument named Thermo iMS2 is the world's first integrated TGA with MS/MS capabilities and is expected to be well received by the international research and development markets.

Astrogenetix

Astrogenetix is a biotechnology company formed to commercialize products processed in the unique environment of microgravity. Astrogenetix pursued an aggressive space access strategy to take advantage of the NASA space shuttle program prior to its retirement in 2011. This strategy gave Astrogenetix unprecedented access to research in microgravity, as we flew experiments twelve times over a three year period. In collaboration with NASA, NASA has engaged leading vaccine development experts through a premier educational institution to independently evaluate Astrogenetix’s platform with specific direction to aid in the filing of an Investigational New Drug (“IND”) application for Salmonella. Given that NASA is providing much of the necessary funding for this research, additional investment in Astrogenetix has been scaled back considerably as efforts are concentrated on filing this IND. The team is also evaluating a vaccine target for Methicillin-Resistant Staphylococcus Aureus (“MRSA”) based on discoveries made in microgravity. We have negotiated a Space Act Agreement with NASA for a minimum of twenty eight additional space flights following the successful filing of the IND for Salmonella.

Business Strategy

Astrotech Space Operations

On August 22, 2014, the Company completed the sale of substantially all of its assets used to conduct the ASO business for $61.0 million, less a working capital and indemnity holdback of $1.8 million and $6.1 million, respectively. This sale was a strategic decision to allow the Company to focus on 1st Detect.

Spacetech

1st Detect

With the recent introduction of the OEM-1000 platform technology, 1st Detect is integrating the mass spectrometer technology with a number of existing complementary technologies and instruments. Market development strategies are focused on product development with channel partners who will enhance the analytical capability of their own product offerings by leveraging the attributes of the OEM-1000 to provide a competitive advantage. In addition to our OEM opportunities, due to the high speed performance, analytical capability and flexibility of our product, our best opportunities involve government programs in aviation security and the military and in applications where real-time or in-situ monitoring is required. There are also significant opportunities in the industrial research environment where our mass spectrometer technology allows customers to offer high performance analytical capabilities while reducing their bench top space requirements at a fraction of the price of other mass spectrometry solutions.

Astrogenetix

From 2008 to 2011, Astrogenetix pursued an aggressive space access strategy to take advantage of the space shuttle program prior to its retirement. This strategy gave Astrogenetix unprecedented access to research in microgravity, as we flew twelve times with experiments in this three year period. In 2014, Astrogenetix and the team are currently focused primarily on filing an IND for a Salmonella vaccine. Concurrently, the team is working on the continued development of a vaccine target for MRSA based on discoveries made in microgravity, but IND work has not yet begun. We have negotiated a Space Act Agreement with NASA for a minimum of twenty eight additional space flights following the successful filing of the IND application for Salmonella.

Products and Services

Astrotech Space Operations

Prior to the Asset Sale, ASO provided support for spacecraft pre-launch ground based operations for over 30 years for both government and commercial satellites from state of the art facilities in Titusville, Florida and VAFB in California, and was the leader in this sector. Our service offering included logistic planning and support; use of our unique facilities; and spacecraft checkout, encapsulation, fueling, and transport. In addition, ASO had extensive experience in designing, building, and operating spacecraft processing equipment and facilities. ASO also provided propellant services including designing, building and testing propellant service equipment for servicing spacecraft.

Spacetech

1st Detect

1st Detect’s ultra-small mass spectrometer is a chemical analyzer that provides laboratory quality, real-time analysis. The Company’s proprietary technology utilizes the most advanced low power electronics and miniaturization technologies developed for the space program and it is capable of detecting a wide range of chemicals quickly with very high sensitivity, specificity and reliability. The instrument provides laboratory quality performance in a much smaller footprint than the competition at a price well below competing mass spectrometers. The Company has six granted U.S. patents along with four granted foreign patents, two pending foreign patent applications that will soon be granted, and numerous other patent applications now pending before the U.S. Patent & Trademark Office and foreign patent offices.

1st Detect instruments are based on the following key technology components:

•	Cylindrical Ion Trap (“CIT”): The CIT is the core analyzer element of the Company’s mass spectrometer technology. The CIT is a series of rings that hold (“traps”) ions in a resonant pattern with an applied RF voltage. By carefully adjusting the RF voltage, the ions are ejected (“scanned”) onto a detector according to their mass, which results in a mass spectrum that provides highly accurate visibility into the chemical constituents within a sample. In addition, this cutting edge technology can be operated in MS/MS mode, a feature only available in instruments that are significantly more expensive, where targeted chemicals of interest can be isolated and further fragmented in the trap to provide a secondary confirmation of an analysis, improving the specificity of the instrument without the need for additional hardware, while also differentiating it from much of the competition.

•	Pre-concentrator: To improve the sensitivity of the MMS-1000TM, 1st Detect developed a novel pre-concentrator under a contract with the Defense Threat Reduction Agency and the U.S. Army Dugway Proving Ground. The pre-concentrator can improve the sensitivity of the mass spectrometer by over 1000x, enabling detection to extremely low concentrations (parts per trillion). In addition, the pre-concentrator can be operated in a “temperature ramped” mode to separate chemicals in time similar to a gas chromatograph (“GC”), a competing technology. This can improve the quality of the analysis without the need for a large, slow, power hungry and much more expensive GC. In contrast to a GC which can take 20 minutes or more to separate the sample, our pre-concentrator can complete the separation process in 30 seconds or less.

•	Conductor Software (“Conductor”): 1st Detect has written a software package that allows users to control the instrument with a simple, feature rich, graphical user interface. Conductor also allows users to monitor the mass spectrum and export the data to industry standard formats. The highly customizable software also contains an advanced mode where users can write custom scripts in a simple Java based format for developing custom methods for unique analysis.

Astrogenetix

Astrogenetix is a biotechnology company formed to commercialize products processed in the unique environment of microgravity. Astrogenetix pursued an aggressive space access strategy to take advantage of the space shuttle program prior to its retirement in 2011. This strategy gave Astrogenetix unprecedented access to research in microgravity, as the Company flew experiments twelve times over a three-year period. Astrogenetix and the team are currently focused on developing a Salmonella vaccine as part of the ongoing commercialization strategy. Concurrently, the team is working on the continued development of a vaccine target for MRSA based on discoveries made in microgravity. We have negotiated a Space Act Agreement with NASA providing for a minimum of twenty eight additional space flights following the successful filing of the IND application for Salmonella.

Customers, Sales and Marketing

Astrotech Space Operations

Prior to the Asset Sale, ASO serviced a variety of domestic and international government and commercial customers sending satellites and spacecraft to low-earth-orbit, geosynchronous orbit, or on planetary missions. ASO had long-term contracts in place with NASA and other U.S. Governmental agencies. During fiscal year 2014, ASO accounted for 99% of our consolidated revenues.

Spacetech

1st Detect

1st Detect’s customers primarily include government agencies, research organizations and universities. Customers have either purchased or leased the MMS-1000TM or OEM-1000, often to evaluate the core technology in anticipation of an OEM partnering with 1st Detect This partnering strategy provides scalable distribution where we leverage the brand names of reputable, high quality partners with established and robust distribution channels.

In addition to OEM partnerships, we are ramping up our sales team to focus on direct sales. Such efforts will primarily focus on our beachhead strategy to “Put it on the Factory Floor,” by emphasizing opportunities in the food and beverage, semiconductor, pharmaceutical and petrochemical industries.

Astrogenetix

Astrogenetix does not currently sell products to the market. Instead, its efforts are focused on filing an Investigational New Drug (“IND”) application with the Food and Drug Administration (“FDA”) for a Salmonella vaccine. Once complete, we will begin to market this vaccine target to pharmaceutical companies in anticipation of a partnership to complete the FDA approval process and to ultimately commercialize the vaccine. We also provide a contract research organization (“CRO”) model whereby other researchers can leverage our expertise in doing experiments in microgravity.

Competition

Astrotech Space Operations

Prior to the Asset Sale, the majority of the Company’s revenue was derived from ASO, which processed satellites for U.S. launches. The only significant competition to ASO’s facilities was from commercial competitor Spaceport Systems International (“SSI”) and certain U.S. Government facilities. However, we believe that the majority of domestic satellites, including many government satellites, were processed at ASO due to the state-of-the-art, best-in-class, full-service facilities we operate.

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

Spacetech

1st Detect

Competition with 1st Detect’s mass spectrometer comes from traditional mass spectrometers and from other chemical sensors based on different technologies, primarily ion mobility spectrometry (“IMS”).

There are several incumbent vendors that compete directly with 1st Detect’s ultra-small mass spectrometer. However, 1st Detect products combine a number of attributes in a single product not currently available in other products. 1st Detect’s competitive advantages include:

•	Our technology allows for near instantaneous results, similar to IMS technology, but with much greater sensitivity and specificity, with no need to recalibrate between analyses. This compares to traditional mass spectrometers where the analysis time can take up to several hours and require a cumbersome recalibration process between analyses.
•	Our price point is significantly less than traditional mass spectrometers, becoming the first instrument that can provide superior mass spectrometry results at a price point similar to technologically inferior ion mobility spectrometers, which can only detect a limited number of chemicals and is prone to false positives.
•	The 1st Detect offering is significantly smaller, lighter and much more portable than other mass spectrometers. In fact, our mass spectrometer can operate from a cigarette lighter in a car on 45 watts while traditional mass spectrometers are permanently situated on a table in a laboratory and require 500 watts or more.
•	The addition of a pre-concentrator to the instrument eliminates the need for slow, expensive, power hungry gas chromatographs (“GC”) to separate a sample. Such separation typically adds 20 or more minutes to a single analysis, but our technology can provide similar separation in 30 seconds or less, at least a 60-fold improvement in time required for an analysis compared to traditional GC’s.
•	Our MS/MS capability that is integrated with our standard software further improves the specificity of our instrument without the need for additional hardware. This feature isolates specific chemicals of interest so they can be further fragmented in the trap to provide a secondary confirmation of an analysis. Such a feature is only available in instruments that are significantly more expensive.
•	Developed as a platform technology, 1st Detect is able to be adapted to a wider variety of applications than competing purpose-built instruments.

Astrogenetix

There are many developers of vaccines, including most large pharmaceutical companies and many smaller biotechnology firms. However, there are no known competitors to Astrogenetix’s microgravity vaccine development platform. With its designation as a national laboratory and with emphasis on providing a research platform through 2020, competition from foreign governments, academia and commercial companies is anticipated.

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

We incurred $2.5 million and $2.1 million in research and development expense during fiscal years 2014 and 2013, respectively. Research and development in fiscal year 2014 has been primarily directed towards development of 1st Detect’s ultra-small mass spectrometer.

Backlog

The Company’s 18-month rolling backlog at June 30, 2014, which includes contractual backlog, scheduled but uncommitted missions, is approximately $25.0 million.

(In thousands)
Contract Backlog	18-Month Rolling
ASO Missions	$22,183
ASO Facility Programs	2,804
Total Backlog	$24,987

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

Export Control Compliance. We have a designated manager responsible for export control issues and the procedures detailed in our export control policy. This manager and the designated export compliance administrator monitor training and compliance with regulations relative to foreign business activities. Employees are provided comprehensive training in compliance with regulations relative to export and foreign activities through our interactive training program and are certified as proficient in such regulations as are relative to their job responsibilities.

Insurance. Our ASO operations, which are centered around specialized and unique processing facilities in Titusville, Florida and VAFB, are subject to risk and potential loss due to a number of factors, but most notably, hurricane exposure in Florida, earthquake exposure in California, the transportation of heavy equipment and the consistent use by customers and employees. To mitigate this risk we strive to maintain our facilities in optimal condition and we hold property and casualty lines of insurance on each of our facilities and a general liability policy for Astrotech.

Employees Update

As of June 30, 2014, we employed 66 regular full-time employees, none of which were covered by any collective bargaining agreements.

On October 30, 2013, Carlisle Kirkpatrick resigned as Chief Financial Officer of the Company.

On November 14, 2013, the Company announced the appointment of Eric N. Stober, 36, as Chief Financial Officer of the Company, effective November 14, 2013.

Item 1A.    Risk Factors.

Not applicable to smaller reporting companies.

Item 1B.    Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.    Properties.

Astrotech’s corporate headquarters is in Austin, Texas. The leased office houses executive management, finance and accounting, information technology, and marketing and communications.

Prior to the Asset Sale, ASO’s headquarters, and the Florida operations team, were located in a nine-building complex located on a 62-acre space technology campus in Titusville, Florida. This campus encompasses 140,000 square feet of facility space supporting non-hazardous and hazardous flight hardware processing, payload storage, and customer offices.

In September 2009, we completed construction of a 23,000 square foot payload processing facility at VAFB in California which enhanced our capability to process five-meter class satellite payloads. Additionally, in December 2009, we completed construction of a 5,600 square foot office building used by customers for administrative and operational support of teams processing satellites in the new five-meter payload facility. ASO presently leases the 60-acre site located on VAFB in California, where we own four buildings totaling over 50,000 square feet of space. The Company has extended the original land lease, which expired in September 2013. The new lease expires in September 2018, with provisions to extend the lease at the request of the lessee and the concurrence of the lessor. Upon final expiration of the land lease, all improvements on the property revert, at the lessor’s option, to the lessor at no cost. The properties and leases used in connection with the ASO business were transferred in connection with the Asset Sale.

Prior to December 31, 2012, we maintained a separate 58,000 square foot payload processing facility located in Cape Canaveral, Florida. We negotiated an agreement with the Canaveral Port Authority for the lease of the land for a forty-three year period, expiring 2040. Upon expiration of the land lease, all improvements on the property revert at no cost to the lessor. In May 2005, we sold the facility in Cape Canaveral, Florida for $4.8 million. We leased back 100% of the facility through December 31, 2012, with an option for an additional year. We elected not to renew our lease on this facility. The facility, although valuable under specific circumstance, is of little value to ASO’s current operations. We do not believe our operations will be significantly disrupted as a result of our decision not to renew this lease.

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

Item 3.    Legal Proceedings.

On January 10, 2013, a lawsuit was filed against Astrotech Corporation by John Porter, the former Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company. In the lawsuit, Mr. Porter alleged various breaches of contract claims in connection with his termination from the Company on August 3, 2012. On April 28, 2014, the Company reached a settlement of all claims asserted by Mr. Porter in this lawsuit. The settlement was not material to the Company’s financial results.

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

Astrotech was named as a party to a suit filed in the Circuit Court of the Eighteenth Judicial Circuit for Brevard County, Florida. This is an action for foreclosure of certain real estate and for debt. The Company is named as a party because it holds an inferior lien against the property at issue and must be named in the foreclosure action. No monetary relief was requested from Astrotech.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is principally traded on the NASDAQ Global Market. The following table sets forth the quarterly high and low intra-day bid prices for the periods indicated:

Fiscal 2014	High	Low

First Quarter	$0.98	$0.61
Second Quarter	$3.32	$0.63
Third Quarter	$4.05	$2.15
Fourth Quarter	$4.59	$2.01

Fiscal 2013	High	Low

First Quarter	$1.29	$0.88
Second Quarter	$0.99	$0.66
Third Quarter	$0.96	$0.71
Fourth Quarter	$0.87	$0.68

We have never paid cash dividends. It is our present policy to retain earnings to finance the growth and development of our business; therefore, we do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

We have 75,000,000 shares of Common Stock authorized for issuance. As of September 17, 2014, we had 19,553,127 shares of Common Stock outstanding, which were held by approximately 2,700 holders. The last reported sale price of our Common Stock as reported by the NASDAQ Global Market on September 17, 2014 was $3.09 per share.

Securities Available for Issuance

As of June 30, 2014, the following securities are available for issuance:

	Number of securities to	Weighted average exercise
	be issued upon exercise	price of outstanding	Number of securities
	of outstanding options,	options, warrants, and	remaining available
Astrotech Equity Available for Issuance	warrants, and rights	rights	for future issuance
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	874,750	$0.92	3,672,501
Equity compensation plans not approved by security holders	—	—	—
Total	874,750	$0.92	3,672,501

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

In March 2003, our Board of Directors authorized us to repurchase up to $1.0 million of our outstanding stock at market prices. Additionally, in September 2008, the Board of Directors authorized the repurchase of the Company’s outstanding Common Stock or Senior Convertible Notes payable, up to a cumulative amount of $6.0 million. To date, a total of 311,660 shares at a cost of $0.2 million have been repurchased by the Company. We did not repurchase any shares during the year ended June 30, 2014.

Item 6.    Selected Financial Data.

The information called for under this item is not required to be provided by smaller report companies.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes included below in Item 8 of this Annual Report on Form 10-K.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements.

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

Our efforts are focused on:

•	Providing world-class facilities and related support services necessary for the preparation of satellites and payloads.

•	Providing satellite and payload processing and integration services and support.

•	Designing, fabricating and utilizing equipment and hardware for launch activities.

•	Supplying propellant and associated services for spacecraft.

•	Managing launch logistics and support.

•	Working with development partners to build industry specific applications using our sensor equipment.

•	Enhancing the capabilities of our sensors.

•	Commercializing unique space-based technologies.

•	Developing next generation vaccines using the unique environment of microgravity.

Business Developments

lnternal Reorganization

On June 11, 2014, the Company completed an internal reorganization involving its subsidiaries 1st Detect and Astrogenetix, in which equity grants were previously issued to employees. As a result of the internal reorganization, each of 1st Detect and Astrogenetix became a wholly-owned subsidiary of the Company. The internal reorganization was effected through the relinquishment by certain of such employees of the equity grants previously issued to them in 1st Detect and Astrogenetix, and through the filing of Certificates of Ownership and Merger pursuant to Section 253 of the General Corporation Law of the State of Delaware, by Detect Merger Sub Corporation and AG Merger Sub, Inc., which were wholly-owned subsidiaries of the Company prior to the effective time of such mergers, and which owned at least 90% of the outstanding shares of voting stock of 1st Detect and Astrogenetix, respectively.

Sale of Astrotech Space Operations business (“Asset Sale”)

On August 22, 2014, the Company completed the sale of substantially all of its assets used to conduct the Company's Astrotech Space Operations (“ASO”) business unit (“the ASO business”) for $61.0 million, less a working capital and indemnity holdback of $1.8 million and $6.1 million, respectively. The working capital holdback will be settled up once both sides agree on the final net working capital amount as of the date of the transaction. The indemnity holdback is being held in escrow under the terms of an escrow agreement until February 2016 (the 18-month anniversary of the consummation of the transaction). The ASO business consists of (i) ownership, operation and maintenance of spacecraft processing facilities in Titusville, Florida and Vandenberg Air Force Base, California, (ii) supporting government and commercial customers processing complex communication, earth observation and deep space satellite launches, (iii) designing and building spacecraft processing equipment and facilities and (iv) providing propellant services including designing, building and testing propellant service equipment for fueling spacecraft.

Payoff of Term Loan

On August 22, 2014, the Company used funds from its Asset Sale, as stated above, to pay off the outstanding balance of its term loan of $5.7 million.

Payoff of Texas Emerging Technology Fund Award

On August 27, 2014, the Company used funds from its Asset Sale to settle its funding from the State of Texas Emerging Technology Fund for $2.3 million.

Our Business Units

Astrotech Space Operations (“ASO”)

On August 22, 2014, the Company completed the sale of substantially all of its assets used to conduct the Company’s Astrotech Space Operations business unit (“the ASO business”) for $61.0 million, less a working capital and indemnity holdback of $1.8 million and $6.1 million, respectively. The working capital holdback will be settled up once both sides agree on the final net working capital amount as of the date of the transaction. The indemnity holdback is being held in escrow under the terms of an escrow agreement until February 2016 (the 18-month anniversary of the consummation of the transaction).

ASO provides support to its government and commercial customers as they successfully process complex communication, earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling, launch pad delivery; and communication linked launch control. Our ASO facilities can accommodate five-meter class satellites, encompassing the majority of U.S.-based satellites. ASO’s service capabilities include designing and building spacecraft processing equipment and facilities. Additionally, ASO provides propellant services including designing, building and testing propellant service equipment for servicing spacecraft. ASO accounted for 99% of our consolidated revenues for the year ended June 30, 2014. Revenue for our ASO business unit is generated primarily from various fixed-priced contracts with launch service providers in both the government and commercial markets and the design and fabrication of space launch equipment. The services and facilities we provide to our customers support the final assembly, checkout, and countdown functions associated with preparing and launching spacecraft. The revenue and cash flows generated from our ASO operations are primarily related to the number of spacecraft launches. Other factors that have impacted earnings and cash flows for this business include:

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

Spacetech

Our other business unit is a technology incubator designed to commercialize space-industry technologies. This business unit is currently pursuing two distinct opportunities:

1st Detect

1st Detect develops, manufactures and sells ultra-small mass spectrometers and related equipment. Mass spectrometers, in general, measure the mass and relative abundance of ions in a sample to create a “mass spectrum”. This resulting mass spectrum is a unique chemical fingerprint that can be compared to a reference library of mass spectra to verify the identity of a sample. Mass spectrometers can identify chemicals with more accuracy and precision than competing instruments given their extreme sensitivity and specificity and they are a staple of almost all analytical laboratories. By leveraging technology initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station (“ISS”), the Company has developed a series of instruments that are significantly smaller, lighter, faster and less expensive than competing mass spectrometers, and significantly more sensitive and accurate than other competing chemical detectors at a similar price point. Our efforts have resulted in a technology that can provide mass spectrometry analytics in real-time for explosive device detection in airports and the battlefield, industrial quality and process control, environmental field applications and laboratory research.

The MMS-1000TM is a small, low power mass spectrometer designed initially for the laboratory market. The unique design of this unit enables mass spectrometric quality chemical analysis in a small package (about the size of a shoebox) that operates from less power than a typical light bulb. This allows high quality chemical analysis to be performed in locations where mass spectrometers have not been used before, such as directly on the factory floor or in the battlefield, without compromising the quality of the analysis. The OEM-1000 is a mass spectrometer component that is designed to be integrated into customers’ complementary technology. The OEM-1000 has recently been integrated into a Thermogravimetric Analyzer (“TGA”) manufactured by RIGAKU of Tokyo, Japan, one of the leading instrumentation companies in Asia. The integrated instrument named Thermo iMS2 is the world's first integrated TGA with MS/MS capabilities and is expected to be well received by the international research and development markets.

Astrogenetix

Astrogenetix is a biotechnology company formed to commercialize products processed in the unique environment of microgravity. Astrogenetix pursued an aggressive space access strategy to take advantage of the Space Shuttle program prior to its retirement in 2011. This strategy gave Astrogenetix unprecedented access to research in microgravity, as we flew experiments twelve times over a three year period. In collaboration with NASA, NASA has engaged leading vaccine development experts through a premier educational institution to independently evaluate Astrogenetix’s platform with specific direction to aid in the filing of an IND application for Salmonella. Given that NASA is providing much of the necessary funding for this research, additional investment in Astrogenetix has been scaled back considerably as efforts are concentrated on filing this IND. The team is also evaluating a vaccine target for Methicillin-Resistant Staphylococcus Aureus (“MRSA”) based on discoveries made in microgravity. We have negotiated a Space Act Agreement with NASA for a minimum of twenty eight additional space flights following the successful filing of the IND application.

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

Multiple Element Arrangements

We evaluate new or significantly modified contracts with customers to the extent the contracts includes multiple elements, to determine if the individual deliverables should be accounted for as separate units of accounting. When we determine that accounting for the deliverables as separate units is appropriate, we allocate the contract value to the deliverables based on their contract stated prices. The contracts or contract modifications we evaluate for multiple elements may be both short and long-term in nature for services to be performed. Based on the nature of our business, we generally account for components of such contracts using the percentage-of-completion accounting model.

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

Share-Based Compensation

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

During June 2014, the Company completed the internal reorganization involving its subsidiaries 1st Detect and Astrogenetix, which resulted in 1st Detect and Astrogenetix becoming wholly-owned subsidiaries of the Company, and which was effected through the relinquishment by certain employees of equity grants previously issued to them in 1st Detect and Astrogenetix, and through the filing of Certificates of Ownership and Merger pursuant to Section 253 of the General Corporation Law of the State of Delaware by Detect Merger Sub Corporation and AG Merger Sub, Inc., which were wholly-owned subsidiaries of the Company prior to the effective time of such mergers, and which owned at least 90% of the outstanding shares of voting stock of 1st Detect and Astrogenetix, respectively. The effect of the internal reorganization resulted in an equity balance of $1.8 million, constituting a contingency principal balance due to the State of Texas Emerging Technology Fund. Due to the nature of the instrument as of June 30, 2014, the award was recorded within equity.

State of Texas Funding

The Company accounts for the State of Texas funding in the amount of $1.8 million in its majority owned subsidiary 1st Detect as a contribution of capital and has reflected the disbursement in the equity section of the consolidated balance sheet. While the award agreement includes both a common stock purchase right and a note payable to the State of Texas, the economic substance of the transaction is that the State of Texas has purchased shares of 1st Detect in exchange for the granted award. On June 13, 2014, the Texas Emerging Technology Fund Agreement was amended to extend the repayment deadline and to also relinquish the purchase rights that were previously set to survive repayment. The previous deadline of June 30 required that 1st Detect raise at least $500,000 in equity capital by June 30, 2014. If this was not accomplished, the investment would convert into an equity stake that provided for significant dilution to 1st Detect shareholders. (see Notes 15 and 19 to our Consolidated Financial Statements).

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of June 30, 2014, the Company has established a full valuation allowance against all of its net deferred tax assets.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company has an unrecognized tax benefit of $0.1 million for the years ended June 30, 2014 and 2013.

For the year ended June 30, 2014 and 2013, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

Loss carryovers are generally subject to modification by tax authorities until 3 years after they have been utilized.

The Company’s examination by the Internal Revenue Service (“IRS”) for its fiscal years ended June 30, 2008 through 2010, has been closed with no tax due or refund.

CONSOLIDATED RESULTS OF OPERATIONS

Results of Operations for the Years Ended June 30, 2014 and 2013

The following table sets forth the significant components in the Consolidated Statements of Operations for the year ended June 30, 2014 compared with 2013. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

	Year Ended June 30,
(In thousands)	2014	2013	Variance
Revenue	$16,423	$23,995	$(7,572)
Cost of Revenue	10,705	15,684	(4,979)
Gross profit	5,718	8,311	(2,593)
Operating expenses
Selling, general and administrative	8,893	6,790	2,103
Research and development	2,505	2,080	425
Total operating expenses	11,398	8,870	2,528
Loss from operations	(5,680)	(559)	(5,121)
Interest and other expense, net	(182)	(164)	(18)
Loss before income taxes	(5,862)	(723)	(5,139)
Income tax (expense) benefit	(6)	—	(6)
Net loss	(5,868)	(723)	(5,145)
Less: net loss attributable to noncontrolling interest	(908)	(538)	(370)
Net loss attributable to Astrotech Corporation	$(4,960)	$(185)	$(4,775)

The following table sets forth the percentage of total revenue of significant components in the Consolidated Statements of Operations for the year ended June 30, 2014 compared with 2013:

	Year Ended June 30,
	2014	2013
Revenue	100%	100%
Cost of revenue	65%	65%
Gross profit	35%	35%
Operating expenses
Selling, general and administrative	54%	28%
Research and development	15%	9%
Total operating expenses	69%	37%
Loss from operations	(34)%	(2)%
Interest and other expense, net	(1)%	(1)%
Loss before income taxes	(35)%	(3)%
Income tax (expense) benefit	* %	* %
Net loss	(35)%	(3)%
Less: net loss attributable to noncontrolling interest	(6)%	(2)%
Net loss attributable to Astrotech Corporation	(29)%	(1)%

*	Represents less than 1% of period revenue

Revenue – Total revenue decreased $7.6 million, or 31.6% for the year ended June 30, 2014 compared to the year ended June 30, 2013 primarily due to lower mission and non-mission specific project related revenue.

A breakdown of revenue for the years ended June 30, 2014 and 2013 is as follows:

	Year Ended June 30,
(In thousands)	2014	2013
ASO	$16,293	$23,862
Spacetech	130	133
Total	$16,423	$23,995

Gross Profit – Gross profit decreased by $2.6 million, or 31.2% for the year ended June 30, 2014 compared to the year ended June 30, 2013. The decrease in gross margin is more reflective of our satellite payload processing that is generally near-term fixed-price. This year, we experienced a decrease in satellite payload, as compared to the prior year.

Operating Expenses – Our operating expenses increased $2.5 million, or 28.5% for the year ended June 30, 2014 compared to the year ended June 30, 2013. Significant changes to operating expenses included the following:

•	Selling, general and administrative expense increased $2.1 million primarily driven by incentive compensation expense, the immediate vesting of stock options awarded under our 2008 and 2011 stock incentive plans when the Company’s stock achieved a closing price of $1.50, higher consulting related costs within our corporate and 1st Detect operations, a severance payment related to the resignation of our former Chief Financial Officer, as well as higher legal expense related to the announcement of the sale of our ASO business (see Note 19 to our Consolidated Financial Statements), and higher professional fees, offset by lower marketing and lobbying expense.

•	Research and development expense increased $0.4 million as a result of the delivery and installation of 1st Detect development units to potential customers last year, which was recorded as an offset to research and development expense, increased depreciation expense on leasehold improvements at 1st Detect associated with our new leased facility, higher people-related costs as we continue the build-out of our operations, offset by lower patent related legal costs and lower material costs.

Interest and Other expense, net – Interest and other expense, net, remained consistent at $0.2 million for the year ended June 30, 2014 from $0.2 million for the year ended June 30, 2013.

SEGMENT RESULTS OF OPERATIONS

During the fiscal year 2014, the Company shifted the use of its corporate resources from its ASO business unit to its Spacetech business unit to focus more on growth opportunities at 1st Detect. As such, there were higher incremental costs allocated to our Spacetech business unit for the year ended June 30, 2014 compared to the year ended June 30, 2013. The shift in resources had no impact on our consolidated results.

ASO

Selected financial data for the years ended June 30, 2014 and 2013 of our ASO business unit is as follows:

	Year Ended June 30,
(In thousands)	2014	2013	Variance
Revenue	$16,293	$23,862	$(7,569)
Cost of revenue	10,705	15,684	(4,979)
Gross profit	5,588	8,178	(2,590)
Gross margin percentage	34%	34%	—%
Operating expenses
Selling, general and administrative	3,792	4,865	(1,073)
Total operating expenses	3,792	4,865	(1,073)
Interest and other expense, net	(190)	(192)	2
Net income	1,606	3,121	(1,515)
Less: net loss attributable to noncontrolling interest	—	—	—
Net income attributable to ASO	$1,606	$3,121	$(1,515)

Revenue – Total revenue decreased $7.6 million, or 31.7% for the year ended June 30, 2014 compared to the year ended June 30, 2013 primarily due to lower mission and non-mission specific project related revenue.

Gross Profit – Gross profit decreased by $2.6 million, or 31.7% for the year ended June 30, 2014 compared to the year ended June 30, 2013. This year, we experienced a decrease in satellite payload, as compared to the prior year.

Selling, General and Administrative Expenses – Our selling, general and administrative expense decreased $1.1 million, or 22.1% for the year ended June 30, 2014 compared to the year ended June 30, 2013 primarily as a result of lower corporate allocation charges due to a shift in corporate resources towards its Spacetech business unit.

Interest and Other expense, net – Interest and other expense, net, remained consistent at $0.2 million for the year ended June 30, 2014 from $0.2 million for the year ended June 30, 2013.

Spacetech

Selected financial data for the years ended June 30, 2014, and 2013 of our Spacetech business unit is as follows:

	Year Ended June 30,
(In thousands)	2014	2013	Variance
Revenue	$130	$133	$(3)
Cost of Revenue	—	—	—
Gross profit (loss)	130	133	(3)
Gross margin percentage	100%	100%	—%
Operating expenses
Selling, general and administrative	5,101	1,925	3,176
Research and development	2,505	2,080	425
Total operating expenses	7,606	4,005	3,601
Interest and other expense, net	8	28	(20)
Income tax expense	(6)	—	(6)
Net loss	(7,474)	(3,844)	(3,630)
Less: net loss attributable to noncontrolling interest	(908)	(538)	(370)
Net loss attributable to Spacetech	$(6,566)	$(3,306)	$(3,260)

Revenue – Total revenue remained consistent at $0.1 million for the years ended June 30, 2014 and 2013. Fiscal 2014 revenue was related to handrail sales. Fiscal 2013 revenue was related to grant revenue received at 1st Detect from the Small Business Innovation Research (“SBIR”) Program.

Gross Profit – Gross profit remained consistent at $0.1 million for the years ended June 30, 2014 and 2013 due to the revenue explanations described above.

Selling, General and Administrative Expenses – Our selling, general and administrative expense increased $3.2 million, or 165.0% for the year ended June 30, 2014 compared to the year ended June 30, 2013. The increase was primarily as a result of higher corporate allocation charges due to a shift in corporate resources towards its Spacetech business unit, as well as higher consulting related costs, partially offset by lower legal costs.

Research and Development Expenses – Research and development expense increased $0.4 million as a result of the delivery and installation of 1st Detect development unit to potential customers last year, which was recorded as an offset to research and development expense, increased depreciation expense on leasehold improvements at 1st Detect associated with our new leased facility, higher people-related costs as we continue the build-out of our operations, offset by lower patent related legal costs and lower material costs.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Balance Sheet

Total assets for the year ended June 30, 2014, were $40.8 million compared to total assets of $48.0 million as of the end of fiscal year 2013. The following table sets forth the significant components of the balance sheet as of June 30, 2014, compared with 2013 (in thousands):

	Year Ended June 30,
	2014	2013	Variance
Assets:
Current assets	$5,684	$10,916	$(5,232)
Property and equipment, net	35,069	37,035	(1,966)
Other assets, net	29	51	(22)
Total	$40,782	$48,002	$(7,220)

Liabilities and stockholders’ equity:
Current debt	$5,655	$387	$5,268
Other current liabilities	4,438	6,222	(1,784)
Long-term debt	—	5,655	(5,655)
Other long-term liabilities	389	258	131
Stockholders’ equity	30,300	35,480	(5,180)
Total	$40,782	$48,002	$(7,220)

Current assets – Current assets decreased $5.2 million as of June 30, 2014, as compared to June 30, 2013 as a result of cash used in operations.

Property and equipment, net – Depreciation and amortization expense of $2.3 million in fiscal year 2014 exceeded capital expenditures of $0.4 million.

Other assets, net – Other assets, net, remained relatively consistent.

Current and long-term debt – Current and long-term debt decreased $0.4 million as of June 30, 2014, as compared to June 30, 2013 as a result of payments on our term note.

Other current liabilities – Other current liabilities decreased by $1.8 million as of June 30, 2014, as compared to June 30, 2013. The primary driver was due to a reduction in both accounts payable and accrued expenses, as well as a lower proportion of billed amounts collected from customers on contracts that will be completed in the next twelve months.

Other long-term liabilities – Other long-term liabilities increased $0.1 million for the year ended June 30, 2014, as compared to June 30, 2013 primarily due to a higher proportion of billed amounts collected from customers on contracts that will not be completed in the next twelve months.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents (in thousands):

	June 30,
	2014	2013
Net cash used in operating activities	$(552)	$(2,902)
Net cash used in investing activities	(368)	(1,847)
Net cash provided by (used in) financing activities	(345)	(332)
Net decrease in cash and cash equivalents	$(1,265)	$(5,081)

Cash and Cash Equivalents

At June 30, 2014, we held cash and cash equivalents of $3.8 million and our working capital was approximately ($4.4) million. At June 30, 2013, we held cash and cash equivalents of $5.1 million and our working capital was approximately $4.3 million. Cash and cash equivalents decreased by approximately $1.3 million during the year ended June 30, 2014.

Operating Activities

Net cash used in operations was $0.6 million for the year ended June 30, 2014 compared to cash used in operations of $2.9 million for the year ended June 30, 2013. The decrease in cash flow used in operations was primarily due to an increase in cash collections on customer contracts.

Investing Activities

Net cash used in investing activities for the year ended June 30, 2014 decreased to $0.4 million from $1.8 million for the year ended June 30, 2013. Our investing activities are driven primarily by the timing of capital expenditures within in ASO and 1st Detect. In fiscal year 2014, this increase was the result of capital expenditures for leasehold improvements and equipment for our ASO operations, as well as expenditures on our 1st Detect facilities to support future growth and ensure sufficient capacity to meet forecasted demand for our ultra-small mass spectrometer product line.

Financing Activities

Net cash used in financing activities was $0.3 million for the years ended June 30, 2014 and 2013, as a result of payments on our term loan.

Debt

Credit Facilities

In October 2010, we entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan terminates in October 2015, and the $3.0 million revolving credit facility expired in October 2012. The Company had no outstanding balance on the revolving credit facility. The term loan requires monthly payments of principal plus interest at the rate of prime plus 0.25%, but not less than 4.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. The balance of the $7.0 million term loan at June 30, 2014 and 2013 was $5.7 million and $6.0 million, respectively.

Our bank financing facilities contain certain affirmative and negative covenants with which we must comply, including the maintenance by us of a debt service coverage ratio of not less than 1.00 to 1.00, maintaining a tangible net worth of not less than $32.50 million, and maintaining a leverage ratio of not greater than .50 to 1.00. These financial covenants are applicable to the results of ASO. In the event we are not in compliance with a covenant, the bank may, among other things, accelerate all outstanding borrowings, cease extending credit or foreclose on collateral. On August 22, 2014, the Company paid off the term note as part of the sale of its ASO business (see Note 19 to our Consolidated Financial Statements).

Liquidity

At June 30, 2014, we had cash and cash equivalents of $3.8 million and our working capital was approximately ($4.4) million.

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the need to acquire licenses to new technology, costs associated with increasing our manufacturing and development facilities, costs associated with strategic acquisitions including integration costs and assumed liabilities, litigation expense, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. In addition, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2015. We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming year. Factors that could affect our capital requirements, in addition to those listed above include continued collections of accounts receivable consistent with our historical experience, uncertainty surrounding mission launch schedules, and our ability to manage product development efforts.

On August 22, 2014, the Company completed the sale of substantially all of its assets used to conduct the Company's Astrotech Space Operations business unit for $61.0 million, less a working capital and indemnity holdback of $1.8 million and $6.1 million, respectively. The working capital holdback will be settled up once both sides agree on the final net working capital amount as of the date of the transaction. The indemnity holdback is being held in escrow under the terms of an escrow agreement until February 2016 (the 18-month anniversary of the consummation of the transaction). A portion of the proceeds from the sale were used to pay off the term note of $5.7 million (see Note 19 to our Consolidated Financial Statements). The remaining funds will fund current operations and support strategies for our Spacetech business unit.

We believe we have sufficient liquidity to continue to fund our operating expenses, capital equipment requirements and other expected liquidity requirements over the next fiscal year.

Debt Covenant Compliance

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

In October, 2013 we were notified by a customer that a previously booked payload processing contract would be deferred several weeks. Consequently, our financial projections for fiscal year 2014 indicated that we would likely not be in compliance with our debt service coverage ratio and minimum tangible net worth covenants by the third quarter ended March 31, 2014. As such, on October 11, 2013, we amended the debt agreement with our bank that updated the following with respect to our debt covenants: 1) provided a credit of $0.50 million and $2.25 million for the third and fourth quarter of fiscal year 2014, respectively, to our debt service coverage calculation, 2) reduced our minimum tangible net worth requirement to $32.0 million for the third and fourth fiscal quarter of fiscal year 2014, and 3) required that we maintain a minimum cash balance at the bank of $2.0 million through June 30, 2014 and $0.75 million thereafter. In November, 2013 we were subsequently notified by the same customer that this mission would be further deferred. As a result of this deferral we did not meet our debt service coverage ratio and minimum tangible net worth covenants in the third and fourth quarters of fiscal 2014. As such, we reclassified our long-term debt to current for the balance of fiscal year 2014.

On August 22, 2014, the Company paid off the term note as part of the sale of its ASO business (see Note 19 to our Consolidated Financial Statements). We believe we have sufficient liquidity to continue to fund our operating expenses, capital equipment requirements and other expected liquidity requirements over the next fiscal year. We expect to utilize existing cash and proceeds from operations to support strategies for Spacetech.

NASDAQ Notice

On November 13, 2012, we received written notification from NASDAQ indicating that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive trading days and that we were therefore not in compliance with NASDAQ Listing Rule 5550(a)(2). On October 30, 2013, we received written notification from NASDAQ that for the previous ten business days, from October 16, 2013 to October 29, 2013, the closing bid price of the Company’s common stock had been at $1.00 per share or greater and the Company had regained compliance with Listing Rule 5550(a)(2).

Contractual Obligations

In addition to the term loan (see “Debt” explanation above), the Company is obligated under non-cancelable operating leases for equipment, office space and the land for a payload processing facility. Future minimum payments under the term loan and non-cancelable operating leases are as follows (in thousands):

	Payments due by period
		Less than			More than 5
Contractual Obligations	Total	1 year	1-3 years	3-5 years	years
Term Loan	$5,655	$5,655	$—	$—	$—
Operating Lease Obligations	982	300	677	5	—
Total	$6,637	$5,955	$677	$5	$—

Rent expense was approximately $0.3 million for the year ended June 30, 2014 and approximately $0.7 million for the year ended June 30, 2013.

ASO presently leases the 60-acre site located on VAFB in California, where we own four buildings totaling over 50,000 square feet of space. The Company has extended the original land lease, which expired in September 2013. The new lease expires in September 2018, with provisions to extend the lease at the request of the lessee and the concurrence of the lessor. There are no required payments on this land lease as part of the new lease agreement. However, this land lease, as extended, requires the tenant to remove the buildings and restore the land to its original condition at the end of the lease term. If ASO fails to remove the buildings and restore the land, the government may accept the buildings and other improvement on the land in lieu of such removal and restoration.

1st Detect presently leases a premises consisting of approximately 15,761 square feet in the city of Webster, Texas. The lease began in May 2013 and expires in June 2018, with provisions to renew and extend the lease for the entire premises, but not less than the entire premises, for two renewal terms of five years each. 1st Detect must in writing advise the landlord of its intention to renew the lease at least six months before the expiration of its current lease in order to renew the lease.

State of Texas Funding

In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to serve the security, healthcare, environmental and industrial markets (see Note 15 to our Consolidated Financial Statements). As of June 30, 2012, 1st Detect had received both of the two $0.9 million disbursements. The disbursed amount represents a contingency through March 2020, the date of cancellation. If an event of default should occur, the Company would calculate and expense accrued interest and reclassify principal from equity to notes payable in the consolidated financial statements as amounts due to the State of Texas. Management considers the likelihood of an event of default to be remote due to the fact that the covenants that would necessitate repayment are within the control of the Company. On June 13, 2014, the Texas Emerging Technology Fund Agreement was amended to extend the deadline and to also relinquish the purchase rights that were previously set to survive repayment. The previous deadline of June 30 required that 1st Detect raise at least $500,000 in equity capital by June 30, 2014. If this was not accomplished, the investment would convert into an equity stake that provided for significant dilution to 1st Detect shareholders. As of June 30, 2014, no default events had occurred (see Notes 15 and 19 to our Consolidated Financial Statements).

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2014.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Astrotech Corporation

We have audited the accompanying consolidated balance sheets of Astrotech Corporation (the Company) as of June 30, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astrotech Corporation at June 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Austin, Texas

September 29, 2014

ASTROTECH CORPORATION

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$3,831	$5,096
Accounts receivable, net of allowance	1,279	5,317
Prepaid expenses and other current assets	574	503
Total current assets	5,684	10,916
Property and equipment, net	35,069	37,035
Other assets, net	29	51
Total assets	$40,782	$48,002

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,180	$2,488
Accrued liabilities and other	2,386	2,430
Deferred revenue	872	1,304
Current portion of term note payable	5,655	387
Total current liabilities	10,093	6,609
Deferred revenue	237	64
Other liabilities	152	194
Term note payable, net of current portion	—	5,655
Total liabilities	10,482	12,522

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 authorized shares, no issued and outstanding shares, at June 30, 2014 and 2013	—	—
Common stock, no par value, 75,000,000 shares authorized at June 30, 2014 and 2013, 19,856,454 and 19,781,721 shares issued at June 30, 2014 and 2013, respectively	183,866	183,782
Treasury stock, 311,660 shares at cost	(237)	(237)
Additional paid-in capital	1,671	987
Retained deficit	(156,800)	(151,840)
Noncontrolling interest	1,800	2,788
Total stockholders’ equity	30,300	35,480
Total liabilities and stockholders’ equity	$40,782	$48,002

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended June 30,
	2014	2013
Revenue	$16,423	$23,995
Cost of revenue	10,705	15,684
Gross profit	5,718	8,311
Operating expenses:
Selling, general and administrative	8,893	6,790
Research and development	2,505	2,080
Total operating expenses	11,398	8,870
Loss from operations	(5,680)	(559)
Interest and other expense, net	(182)	(164)
Loss before income taxes	(5,862)	(723)
Income tax benefit (expense)	(6)	—
Net loss	(5,868)	(723)
Less: Net loss attributable to noncontrolling interest	(908)	(538)
Net loss attributable to Astrotech Corporation	$(4,960)	$(185)

Net loss per share, basic and diluted	$(0.25)	$(0.01)
Weighted average common shares outstanding, basic and diluted	19,487	19,328

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Treasury	Additional		Non-	Total
	Number of Shares	Amount	Stock Amount	Paid-In Capital	Accumulated Deficit	Controlling Interest	Stockholders’ Equity
Balance at June 30, 2012	18,823	$183,712	$(237)	$1,582	$(151,655)	$2,730	$36,132
Stock-based compensation	—	—	—	31	—	—	31
Exercise of stock options	119	70	—	(30)	—	—	40
Restricted stock issuance	528	—	—	—	—	—	—
Capital contribution	—	—	—	(596)	—	596	—
Net loss	—	—	—	—	(185)	(538)	(723)
Balance at June 30, 2013	19,470	$183,782	$(237)	$987	$(151,840)	$2,788	$35,480
Stock-based compensation	—	—	—	640	—	6	646
Exercise of stock options	66	84	—	(42)	—	—	42
Restricted stock issuance	8	—	—	—	—	—	—
Capital contribution	—	—	—	(1,000)	—	1,000	—
Net loss	—	—	—	—	(4,960)	(908)	(5,868)
Change in interest of subsidiaries	—	—	—	1,086	—	(1,086)	—
Balance at June 30, 2014	19,544	$183,866	$(237)	$1,671	$(156,800)	$1,800	$30,300

See the accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(5,868)	$(723)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	646	31
Depreciation and amortization	2,313	2,115
Changes in assets and liabilities:
Accounts receivable	4,038	(3,391)
Deferred revenue	(259)	(1,468)
Accounts payable	(1,270)	(545)
Other assets and liabilities	(152)	1,079
Net cash used in operating activities	(552)	(2,902)

Cash flows from investing activities
Purchases of property and equipment, net	(368)	(1,847)
Net cash used in investing activities	(368)	(1,847)

Cash flows from financing activities
Term loan payments	(387)	(372)
Proceeds from issuance of common stock	42	40
Net cash used in financing activities	(345)	(332)

Net change in cash and cash equivalents	(1,265)	(5,081)
Cash and cash equivalents at beginning of period	5,096	10,177
Cash and cash equivalents at end of period	$3,831	$5,096

Supplemental disclosures of cash flow information:
Cash paid for interest	$235	$249

See accompanying notes to consolidated financial statements.

  ASTROTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2014 and 2013

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

Our Business Units

Astrotech Space Operations (“ASO”)

On August 22, 2014, the Company completed the sale of substantially all of its assets used to conduct the Company’s Astrotech Space Operations business unit (“the ASO business”) for $61.0 million, less a working capital and indemnity holdback of $1.8 million and $6.1 million, respectively. The working capital holdback will be settled up once both sides agree on the final net working capital amount as of the date of the transaction. The indemnity holdback is being held in escrow under the terms of an escrow agreement until February 2016 (the 18-month anniversary of the consummation of the transaction).

ASO provides support to its government and commercial customers as they successfully process complex communication, earth observation and deep space satellites in preparation for their launch on a variety of launch vehicles. Processing activities include satellite ground transportation; pre-launch hardware integration and testing; satellite encapsulation, fueling and launch pad delivery; and communication linked launch control. Our ASO facilities can accommodate up to five-meter class satellites, which includes almost all U.S.-based satellites. ASO’s service capabilities include designing and building spacecraft processing equipment and facilities. In addition, ASO provides propellant services including designing, building and testing propellant service equipment for fueling spacecraft. ASO accounted for 99% of our consolidated revenues for the period ended June 30, 2014. Revenue for our ASO business unit is generated primarily from various fixed-priced contracts with launch service providers in both government and commercial markets and from the design, fabrication and use of critical space launch equipment. The services and facilities we provide to our customers support the final assembly, checkout and countdown functions required to launch a spacecraft. The revenue and cash flows generated by ASO are primarily driven by the number of spacecraft launches.

Spacetech

Our other business unit is a technology incubator designed to commercialize space-industry technologies. This business unit is currently pursuing two distinct opportunities:

1st Detect

1st Detect develops, manufactures and sells ultra-small mass spectrometers and related equipment. Mass spectrometers, in general, measure the mass and relative abundance of ions in a sample to create a “mass spectrum”. This resulting mass spectrum is a unique chemical fingerprint that can be compared to a reference library of mass spectra to verify the identity of a sample. Mass spectrometers can identify chemicals with more accuracy and precision than competing instruments given their extreme sensitivity and specificity and they are a staple of almost all analytical laboratories. By leveraging technology initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station (“ISS”), the Company has developed a series of instruments that are significantly smaller, lighter, faster and less expensive than competing mass spectrometers, and significantly more sensitive and accurate than other competing chemical detectors at a similar price point. Our efforts have resulted in a technology that can provide mass spectrometry analytics in real-time for explosive device detection in airports and the battlefield, industrial quality and process control, environmental field applications and laboratory research.

The MMS-1000TM is a small, low power mass spectrometer designed initially for the laboratory market. The unique design of this unit enables mass spectrometric quality chemical analysis in a small package (about the size of a shoebox) that operates from less power than a typical light bulb. This allows high quality chemical analysis to be performed in locations where mass spectrometers have not been used before, such as directly on the factory floor or in the battlefield, without compromising the quality of the analysis. The OEM-1000 is a mass spectrometer component that is designed to be integrated into customers’ complementary technology. The OEM-1000 has recently been integrated into a Thermogravimetric Analyzer (“TGA”) manufactured by RIGAKU of Tokyo, Japan, one of the leading instrumentation companies in Asia. The integrated instrument named Thermo iMS2 is the world's first integrated TGA with MS/MS capabilities.

Astrogenetix

Astrogenetix is a biotechnology company formed to commercialize products processed in the unique environment of microgravity. Astrogenetix pursued an aggressive space access strategy to take advantage of the Space Shuttle program prior to its retirement in 2011. This strategy gave Astrogenetix unprecedented access to research in microgravity, as we flew experiments twelve times over a three year period. In collaboration with NASA, NASA has engaged leading vaccine development experts through a premier educational institution to independently evaluate Astrogenetix’s platform with specific direction to aid in the filing of an IND application for Salmonella. Given that NASA is providing much of the necessary funding for this research, additional investment in Astrogenetix has been scaled back considerably as efforts are concentrated on filing this IND. The team is also evaluating a vaccine target for Methicillin-Resistant Staphylococcus Aureus (“MRSA”) based on discoveries made in microgravity. We have negotiated a Space Act Agreement with NASA for a minimum of twenty eight additional space flights following the successful filing of the IND application.

Liquidity

At June 30, 2014, we had cash and cash equivalents of $3.8 million and our working capital was approximately ($4.4) million.

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

On August 22, 2014, the Company completed the sale of substantially all of its assets used to conduct the Company's Astrotech Space Operations business unit for $61.0 million, less a working capital and indemnity holdback of $1.8 million and $6.1 million, respectively. The working capital holdback will be settled up once both sides agree on the final net working capital amount as of the date of the transaction. The indemnity holdback is being held in escrow under the terms of an escrow agreement until February 2016 (the 18-month anniversary of the consummation of the transaction). A portion of the proceeds from the sale were used to pay off the term note of $5.7 million (see Note 19 to our Consolidated Financial Statements). The remaining funds will fund current operations and support strategies for our Spacetech business unit.

We believe we have sufficient liquidity to continue to fund our operating expenses, capital equipment requirements and other expected liquidity requirements over the next fiscal year.

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

Multiple Element Arrangements

We evaluate new or significantly modified contracts with customers to the extent the contracts includes multiple elements, to determine if the individual deliverables should be accounted for as separate units of accounting. When we determine that accounting for the deliverables as separate units is appropriate, we allocate the contract value to the deliverables based on their contract stated prices. The contracts or contract modifications we evaluate for multiple elements may be both short and long-term in nature for services to be performed. Based on the nature of our business, we generally account for components of such contracts using the percentage-of-completion accounting model.

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

Notes Receivable

The carrying value of the Company’s notes receivable, net of the allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding notes receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Notes receivable balances deemed uncollectible are written off against the allowance and note receivable balances deemed less than likely to be fully collected at maturity are reserved. In fiscal year 2014, we adjusted the reserve of a note receivable that was fully reserved for in fiscal 2012 and wrote-off the remaining uncollectible balance. The adjustment was not material to our financial statements.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, notes payable and accrued liabilities. The carrying amounts of these assets and liabilities, in the opinion of Company’s management, approximate their fair value.

Operating Leases

The Company leases space under operating leases. Lease agreements often include tenant improvement allowances, rent holidays and rent escalation clauses, as defined in the respective lease agreements. Most of the Company’s lease agreements include renewal periods at the Company’s option. The Company recognizes rent holiday periods, tenant improvement allowances and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased property. The Company records tenant improvement allowances and rent holidays as deferred rent liabilities on the consolidated balance sheets and amortize the deferred rent over the terms of the lease to rent expense on the consolidated statements of operations.

Share-Based Compensation

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

The remaining noncontrolling interest balance of $1.8 million at June 30, 2014 represents an interest by the State of Texas Emerging Technology Fund more fully discussed in Note 15.

State of Texas Funding

The Company accounts for the State of Texas funding in its majority owned subsidiary 1st Detect as a contribution of capital and has reflected the disbursement in the equity section of the consolidated balance sheet. While the award agreement includes both a common stock purchase right and a note payable to the State of Texas, the economic substance of the transaction is that the State of Texas has purchased shares of 1st Detect in exchange for the granted award (see Notes 15 and 19).

The common stock purchase right gives the State of Texas the ability to purchase common stock in 1st Detect, at par value per share, at the earlier of: (1) the first Qualifying Financing Event or (2) eighteen months (recent extensions were granted by the State of Texas, see Note 15). As of June 30, 2014, no Qualifying Financing Event has occurred.

There are no cash payments due under the note unless there is an event of default, and the terms that allow for the note to be cancelled after the passage of a set amount of time. The purpose of the note is to provide recourse for the State of Texas if 1st Detect fails to fulfill the purpose of the grant, which is primarily to provide for economic development within the State of Texas. If an event of default should occur, the Company would calculate and expense accrued interest and reclassify principal from equity to notes payable in the consolidated financial statements as amounts due to the State of Texas. Management considers the likelihood of an event of default to be remote due to the fact that the covenants that would necessitate repayment are within the control of the Company. On June 13, 2014, the Texas Emerging Technology Fund Agreement was amended to extend the deadline and to also relinquish the purchase rights that were previously set to survive repayment of the note payable. The previous deadline of June 30 required that 1st Detect raise at least $500,000 in equity capital by June 30, 2014. If this was not accomplished, the investment would convert into an equity stake that provided for significant dilution to 1st Detect shareholders. As of June 30, 2014, no default events had occurred (see Notes 15 and 19).

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

Accounting Pronouncements

In May 2014, the FASB issued FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two retrospective application methods. Early application is not permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

(3) Noncontrolling Interest

In January 2010, restricted shares of Astrotech subsidiaries, 1st Detect and Astrogenetix, were granted to certain employees, directors and officers (see Note 10), resulting in Astrotech owning less than 100% of the subsidiaries. The Company applied non-controlling interest accounting for the fiscal years ended June 30, 2014 and 2013, which requires us to clearly identify the non-controlling interest in the consolidated balance sheets and consolidated income statements. We disclose three measures of net loss: net loss, net loss attributable to noncontrolling interest, and net loss attributable to Astrotech

Corporation. Our operating cash flows in our consolidated statements of cash flows reflect net loss, while our basic and diluted earnings per share calculations reflect net loss attributable to Astrotech Corporation.

During June 2014, the Company completed an internal reorganization involving both 1st Detect and Astrogenetix which resulted in the two entities becoming wholly-owned subsidiaries of the Company, and which was effected through the relinquishment by certain employees of equity grants previously issued to them in 1st Detect and Astrogenetix, and through the filing of Certificates of Ownership and Merger pursuant to Section 253 of the General Corporation Law of the State of Delaware by Detect Merger Sub Corporation and AG Merger Sub, Inc., which were wholly-owned subsidiaries of the Company prior to the effective time of such mergers, and which owned at least 90% of the outstanding shares of voting stock of 1st Detect and Astrogenetix, respectively. The relinquishment resulted in approximately $39,000 of incremental  stock-based compensation expense and approximately $22,000 of reimbursements to employees of the Company.  Further and as a result, the noncontrolling interest of $1.1 million for these entities was reclassified into additional paid in capital. The remaining noncontrolling interest balance of $1.8 million at June 30, 2014 represents an interest held by the State of Texas Emerging Technology Fund which is more fully disclosed in Note 15.

(in thousands)	2014	2013
Beginning balance	$2,788	$2,730
Net loss attributable to noncontrolling interest	(908)	(538)
Capital Contribution	1,000	596
Stock-based compensation expense	6	—
Change in interest of subsidiaries	(1,086)	—
Ending balance	$1,800	$2,788

The capital contribution is made by the Company in order to fund the net losses of the noncontrolling interest.

From July 1, 2013 to June 11, 2014, the Company’s share of income and losses was 86% for 1st Detect and 84% for Astrogenetix. Subsequent to June 11, 2014, 100% of income and losses of 1st Detect and Astrogenetix was included in the net loss attributable to Astrotech Corporation.

The effect of the change in our ownership interest in 1st Detect and Astrogenetix on our equity is as follows.

	2014	2013
Net loss attributable to Astrotech Corporation shareholders	$(4,960)	$(185)
Transfers from noncontrolling interest:
Increase in Astrotech Corporations paid-in capital for relinquishment of subsidiary stock	1,086	—
Change from net loss attributable to Astrotech Corporation shareholders and transfers from noncontrolling interest	$(3,874)	$(185)

(4) Accounts Receivable

As of June 30, 2014, and 2013, accounts receivable consisted of the following (in thousands):

	2014	2013
U.S. Government contracts:
Billed	$—	$1,013
Unbilled	1,169	1,976
Total U.S. Government contracts	$1,169	$2,989

Commercial contracts:
Billed	$99	$2,076
Unbilled	11	252
Total commercial contracts	$110	$2,328

Total accounts receivable	$1,279	$5,317

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

The following table summarizes the changes in our allowance for doubtful accounts (in thousands):

	2014	2013
Beginning balance	$(58)	$(54)
Provision for uncollectable accounts, net of recoveries	(35)	(4)
Write- off of uncollectable accounts	93	—
Ending balance	$—	$(58)

(5) Property and Equipment

As of June 30, 2014 and 2013, property and equipment consisted of the following (in thousands):

	June 30,
	2014	2013
Flight Assets	$44,757	$44,757
Payload Processing Facilities	45,866	45,866
Furniture, Fixtures, Equipment & Leasehold Improvements	20,376	19,973
Capital Improvements in Progress	3	39
Gross Property and Equipment	111,002	110,635
Accumulated Depreciation	(75,933)	(73,600)
Property and Equipment, net	$35,069	$37,035

Depreciation and amortization expense of property and equipment for the years ended June 30, 2014 and 2013 was $2.3 million and $2.1 million, respectively.

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

During fiscal year 2012, it was determined the owner of the SPFF did not have sufficient resources to repay the Company’s note. As a result, the Company recorded a full reserve in fiscal year 2012 against the collection of the note. In December 2013, the owner of the SPPF declared bankruptcy. Subsequently in March 2014, Company management retained an attorney to represent the Company in collecting funds through bankruptcy proceedings. In June 2014, the Company was informed of a settlement, and subsequently adjusted the reserve and wrote-off the remaining uncollectible balance. The adjustment was not material to our financial statements.

(7) Debt

In October 2010, we entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan terminates in October 2015, and the $3.0 million revolving credit facility, which expired in October 2012. The Company had no outstanding balance on the revolving credit facility. The term loan requires monthly payments of principal plus interest at the rate of prime plus 0.25%, but not less than 4.0%. The bank financing facilities are secured by the assets of ASO, including accounts receivable, and require us to comply with designated covenants. The balance of the $7.0 million term loan at June 30, 2014 and 2013 was $5.7 million and $6.0 million, respectively.

In October, 2013 we were notified by a customer that a previously booked payload processing contract would be deferred several weeks. Consequently, our financial projections for fiscal year 2014 indicated that we would likely not be in compliance with our debt service coverage ratio and minimum tangible net worth covenants by the third quarter ended March 31, 2014. As such, on October 11, 2013, we amended the debt agreement with our bank that updated the following with respect to our debt covenants: 1) provided a credit of $0.50 million and $2.25 million for the third and fourth quarter of fiscal year 2014, respectively, to our debt service coverage calculation, 2) reduced our minimum tangible net worth requirement to $32.0 million for the third and fourth fiscal quarter of fiscal year 2014, and 3) required that we maintain a minimum cash balance at the bank of $2.0 million through June 30, 2014 and $0.75 million thereafter. In November, 2013 we were subsequently notified by the same customer that this mission would be further deferred. As a result of this deferral we did not meet our debt service coverage ratio and minimum tangible net worth covenants in the third and fourth quarters of fiscal 2014. As such, we reclassified our long-term debt to current for the balance of fiscal year 2014.

On August 22, 2014, the Company paid off the term note as part of the sale of its ASO business (see Note 19).

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

The following table presents the carrying amounts, estimated fair values and valuation input levels of certain of the Company’s financial instruments, which are not recorded at fair value, as of June 30, 2014 and 2013 (in thousands):

	June 30, 2014		June 30, 2013
	Carrying	Fair	Carrying	Fair	Valuation
	Amount	Value	Amount	Value	Inputs
Note payable	$5,655	5,655	$6,042	$6,042	Level 2
Total	$5,655	5,655	$6,042	$6,042

The carrying value of the Company’s debt at June 30, 2014 approximates fair value based on rates available for similar debt available to comparable companies in the marketplace. The carrying amounts of the Company’s Level 1 securities consists of cash and cash equivalents for which carrying value equals fair value.

(9) Business and Credit Risk Concentration

A substantial portion of our revenue has been generated under contracts with the U.S. Government. During the year ended June 30, 2014 and 2013, approximately 46% and 66%, respectively, of our revenues were generated by various NASA and U.S. Government contracts or subcontracts. Accounts receivable (net of allowance) totaled $1.3 million at June 30, 2014, of which 91% was attributable to the U.S. Government.

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

(10) Common Stock Incentive, Stock Purchase Plans and Other Compensation Plans

At June 30, 2014, 3,672,501 shares of Common Stock were reserved for future grants of stock incentive grants under the Company’s four stock incentive plans.

The 1994 Plan (“1994 Plan”)

Under the terms of the 1994 Plan, the number and price of the stock incentive awards granted to employees is determined by the Board of Directors and such grants vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. At the time of approval, 395,000 shares of our common stock were reserved for issuance under this plan. As of June 30, 2014, there are no shares available for grant. Based on the Articles of the 1994 stock incentive plan, no awards shall be granted more than ten years after the effective date of the plan unless amended.

The Directors’ Stock Option Plan (“Director’s Plan”)

Options under the Director’s Plan vest after one year and expire seven years from the date of grant. At the time of approval, 50,000 shares of our common stock were reserved for issuance under this plan. As of June 30, 2014, there are 44,000 shares available for future grant.

2008 Stock Incentive Plan (“2008 Plan”)

The 2008 Plan was created to promote growth of the Company by aligning the long-term financial success of the Company with the employees, consultants and directors. At the time of approval, 5,500,000 shares of our common stock were reserved for issuance under this plan. The 2008 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock options, stock appreciation rights (SARs) and restricted stock to employees, directors and consultants of the Company. Stock options previously awarded vested upon the Company’s stock achieving a closing price of $1.63 on October 21, 2013, resulting in incremental compensation expense of $0.6 million. These options expire ten years from grant date or upon employee or director termination. Restricted shares awarded will vest 33.33% a year over a three year period and expire upon employee or director termination. There have been no SARs granted from the 2008 Plan. As of June 30, 2014, there are 362,501 shares available for grant under the 2008 Plan.

2011 Stock Incentive Plan (“2011 Plan”)

The 2011 Plan was designed to increase shareholder value by compensating employees over the long term. The plan is to be used to promote long-term financial success and execution of our business strategy. At the time of approval, 1,750,000 shares of our common stock were reserved for issuance under this plan. On June 26, 2014, an additional 2,000,000 shares of our common stock were approved for issuance under this plan. The 2011 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock options, stock appreciation rights (SARs) and restricted stock to employees, directors and consultants of the Company. Stock options previously awarded vested upon the Company’s stock achieving a closing price of $1.63 on October 21, 2013, resulting in incremental compensation expense of $0.6 million. These options expire ten years from the grant date or upon employee or director termination. There have been no SARs or restricted stock granted from the 2011 Plan. As of June 30, 2014, there are 3,266,000 shares available for grant under the 2011 Plan.

Stock Option Activity Summary

The Company’s stock option activity for year ended June 30, 2013 and 2014 was as follows:

	Shares	Weighted Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2012	1,141	$0.79
Granted	330	1.20
Exercised	(119)	0.34
Cancelled or expired	(177)	0.85
Outstanding at June 30, 2013	1,175	0.94
Exercised	(66)	0.64
Cancelled or expired	(234)	1.75
Outstanding at June 30, 2014	875	0.91

The aggregate intrinsic value of options exercisable at June 30, 2014 was $2.1 million as the fair value of the Company’s common stock is more than the exercise prices of these options.

Range of exercise prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Options Exercisable Weighted- Average Exercise Price
$0.32 – 0.45	216,250	3.36	$0.38	216,250	$0.38
$0.71 – 0.71	331,500	6.20	0.71	331,500	0.71
$1.20 – 24.10	327,000	6.79	1.47	327,000	1.47
$0.32 – 24.10	874,750	5.72	$0.91	874,750	$0.91

Compensation costs recognized related to vested stock option awards during the year ended June 30, 2014, and 2013 was $0.6 million and $0.1 million, respectively. At June 30, 2014 and 2013, there was $0.0 million and $0.5 million, respectively, of total unrecognized compensation cost related to non-vested stock option awards.

Restricted Stock

At June 30, 2014, and 2013, there was $1,000 and $0.1 million of unrecognized compensation costs related to restricted stock, respectively, which is expected to be recognized over a weighted average period of 0.15 years.

The Company’s restricted stock activity for the year ended June 30, 2013 and 2014, was as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2012	678	$1.12
Vested	(528)	1.13
Cancelled or expired	(133)	1.15
Non-vested at June 30, 2013	17	$0.75
Vested	(9)	0.75
Cancelled or expired	—	—
Non-vested at June 30, 2014	8	$0.75

Stock Options 1st Detect

At June 30, 2014 and 2013, there was $0.0 million and $0.1 million of unrecognized compensation costs related to options and warrants, respectively. These options and warrants were cancelled as of June 11, 2014.

The Company’s stock activity for the year ended June 30, 2013 and 2014 was as follows:

	Shares	Weighted Average
	(in thouasands)	Exercise Price
Outstanding at June 30, 2011	2,730	$212.00
Cancelled or expired	(255)	212.00
Outstanding at June 30, 2012	2,475	$212.00
Cancelled, forfeited or expired	(2,475)	212.00
Outstanding at June 30, 2013	—	$—

Restricted Stock 1st Detect

As of June 11, 2014 the awards were effectively cancelled. At June 30, 2013 the awards were fully vested and there was no additional compensation expense to be recognized related to restricted stock.

Stock Options Astrogenetix

As of June 11, 2014 the awards were effectively cancelled. At June 30, 2013 the warrants were fully vested and there was no additional compensation expense to be recognized related to warrants.

The Company’s stock options activity for the year ended June 30, 2014 was as follows:

	Shares	Weighted Average
	(in thouasands)	Exercise Price
Outstanding at June 30, 2012	2,000	$167.00
Cancelled or expired	—	—
Outstanding at June 30, 2013	2,000	$167.00
Cancelled, forfeited or expired	(2,000)	167.00
Outstanding at June 30, 2014	—	$—

Restricted Stock Astrogenetix

As of June 11, 2014 the awards were effectively cancelled. At June 30, 2013 the awards were fully vested and there was no additional compensation expense to be recognized related to restricted stock.

Fair Value of Stock-Based Compensation

Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes or Binomial option-pricing model on the date of grant for stock options.  The fair values of stock options are amortized as compensation expense on a straight-line basis over the vesting period of the grants. No grants were issued for the year ended June 30, 2014. The assumptions used for the year ended June 30, 2013 are summarized in the following table:

Astrotech
Year ended June 30,
2013
Expected Dividend Yield	0%
Expected Volatility	0.71
Risk-Free Interest Rates	0.20%
Expected Option Life (in years)	10.00

•	The expected dividend yield is based on our current dividend yield and the best estimate of projected dividend yield for future periods within the expected life of the option, which is currently 0%.

•	We estimated volatility using our historical share price performance over the last two years. Management believes the historical estimated volatility is materially indicative of expectations about expected future volatility.

•	The estimate of the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

•	The expected life is calculated using the contractual term of the options as well as an analysis of the Company’s historical exercises of stock options.

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

Incentive Compensation

At June 30, 2014 and 2013, the Company had accrued $1.1 million and $0.4 million, respectively, as part of its incentive compensation.

(11) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of June 30, 2014, the Company has established a full valuation allowance against all of its net deferred tax assets.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company has an unrecognized tax benefit of $0.1 million for the years ended June 30, 2014 and 2013.

For the years ended June 30, 2014 and 2013, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

Loss carryovers are generally subject to modification by tax authorities until 3 years after they have been utilized.

The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

	Year Ended June 30,
	2014	2013
Current
Federal	$—	$—
State and local	6	—
Foreign	—	—
	$6	$—

Deferred
Federal	—	—
State and local	—	—
Foreign	—	—
Total Tax Expense	$6	$—

A reconciliation of the reported income tax expense to the amount that would result by applying the U.S. Federal statutory rate to the income (loss) before income taxes to the actual amount of income tax expense (benefit) recognized follows (in thousands):

	Year Ended June 30,
	2014	2013
Expected expense (benefit)	$(2,052)	$(253)
State tax expense	6	—
Change in temporary tax adjustments not recognized	2,003	167
Other permanent items	49	86
Total	$6	$—

The Company’s deferred tax assets as of June 30, 2014 and 2013 consist of the following (in thousands):

	Year Ended June 30,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$15,243	$13,274
Alternative minimum tax credit carryforwards	671	671
Accrued expenses and other timing	929	683
Total gross deferred tax assets	$16,843	$14,628
Less — valuation allowance	(16,009)	(13,540)
Net deferred tax assets	$834	$1,088

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	$(834)	$(1,088)
Total gross deferred tax liabilities	$(834)	$(1,088)
Net deferred tax assets (liabilities)	$—	$—

The valuation allowance increased by approximately $2.5 million for the year ended June 30, 2014. The valuation allowance increased by approximately $0.3 million for the year ended June 30, 2013. The Company adjusted the value of its deferred tax assets (before valuation allowance) in order to reflect tax return filings occurring since the prior year provision. Since the Company reflects a full valuation allowance against its deferred tax assets, there has been no income tax impact from these changes.

At June 30, 2014, the Company had accumulated net operating loss carryforwards of approximately $40.9 million for Federal income tax purposes ($14.3 million, tax effected) that are available to offset future regular taxable income. These net operating loss carryforwards expire between the years 2021 and 2035. Utilization of these net operating losses is limited due to the changes in stock ownership of the Company associated with the October 2007 Exchange Offer; as such, the benefit from these losses may not be realized.

The Company also has accumulated state net operating loss carryforwards of approximately $14.4 million ($0.6 million, tax effected) that are available to offset future state taxable income. These net operating loss carryforwards expire between the years 2019 and 2035. These losses may also be subject to utilization limitations; as such, the benefit from these losses may not be realized.

The Company has a temporary credit for business loss carryovers that may be utilized to offset its Texas margin tax. The credit amount is $0.5 million ($326,000, tax effected). These credits may be used to offset $13,000 of state tax liability each year and will expire in 2027.

The Company has $0.7 million of alternative minimum tax credit carryforwards available to offset future regular tax liabilities.

The Company files consolidated returns for federal, California, Florida, and Texas income and franchise taxes. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be utilized to offset future tax liabilities. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2014, the Company provided a full valuation allowance of approximately $16.0 million against its net deferred tax assets.

Uncertain Tax Positions

The Company’s change in uncertain tax benefit reserves during 2014 and 2013 were as follows (in thousands):

	2014	2013
Balance at July 1	$68	$64
Additions for tax positions of current period	—	—
Additions for tax positions of prior years	4	4
Decreases for tax positions of prior years	—	—
Balance at June 30	$72	68

As of June 30, 2014, total uncertain tax positions related to state income taxes amounted to $72,000. Should the tax positions prove successful, the Company’s tax expense would be reduced by $47,000 (net of federal benefit).  We recognize interest and penalties related to income tax matters in income tax expense. During the years ended June 30, 2014 and 2013, we recognized interest expense related to uncertain tax positions of approximately $4,000 and $4,000, respectively.

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

	Year Ended June 30,
	2014	2013
Numerator:
Net loss attributable to Astrotech, basic	$(4,960)	$(185)
Net loss attributable to Astrotech, diluted	$(4,960)	$(185)

Denominator:
Denominator for basic net loss per share — weighted average common stock outstanding	19,487	19,328
Dilutive common stock equivalents — common stock options and share-based awards	—	—
Denominator for diluted net loss per share weighted average common stock outstanding and dilutive common stock equivalents	19,487	19,328
Basic net loss per share	$(0.25)	$(0.01)
Diluted net loss per share	$(0.25)	$(0.01)

Options to purchase 874,750 shares of common stock at exercise prices ranging from $0.32 to $24.10 per share outstanding for the year ended June 30, 2014, were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive. Options to purchase 1,175,150 shares of common stock at exercise prices ranging from $0.32 to $24.10 per share outstanding for the year ended June 30, 2013, were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive.

(13) Employee Benefit Plans

We have a defined contribution retirement plan, which covers substantially all employees and officers. For the years ended June 30, 2014 and 2013, we have contributed the required match of $0.2 million and $0.2 million, respectively, to the plan. We have the right, but not an obligation, to make additional contributions to the plan in future years at the discretion of the Company’s Board of Directors. We have not made any additional contributions for the years ended June 30, 2014 and 2013.

(14) Commitments and Contingencies

In addition to the term loan (see Note 7), the Company is obligated under non-cancelable operating leases for equipment, office space and the land for a payload processing facility. Future minimum payments under the term loan and non-cancelable operating leases are as follows (in thousands):

Year ending June 30,

2015	$5,955
2016	338
2017	167
2018	172
2019	5
2020 and thereafter	—
Total	$6,637

Rent expense was approximately $0.3 million for the year ended June 30, 2014 and approximately $0.7 million for the year ended June 30, 2013. The Company received sublease payments of $0.1 million for the year ended June 30, 2013. No sublease payments were received for the year ended June 30, 2014.

ASO presently leases the 60-acre site located on VAFB in California, where we own four buildings totaling over 50,000 square feet of space. The Company has extended the original land lease, which expired in September 2013. The new lease expires in September 2018, with provisions to extend the lease at the request of the lessee and the concurrence of the lessor. There are no required payments on this land lease as part of the new lease agreement. Upon final expiration of the land lease, all improvements on the property revert, at the lessor’s option, to the lessor at no cost. However, this land lease, as extended, requires the tenant to remove the buildings and restore the land to its original condition at the end of the lease term. If ASO fails to remove the buildings and restore the land, the government may accept the buildings and other improvement on the land in lieu of such removal and restoration.

1st Detect presently leases a premises consisting of approximately 15,761 square feet in the city of Webster, Texas. The lease began in May 2013 and expires in June 2018, with provisions to renew and extend the lease for the entire premises, but not less than the entire premises, for two renewal terms of five years each. 1st Detect must in writing advise the landlord of its intention to renew the lease at least six months before the expiration of its current lease in order to renew the lease.

Legal Proceedings

We are party from time to time to certain claims, litigation, audits and investigations. Potential liabilities associated with these types of proceedings could have a material impact on our financial position, results of operations or cash flows.

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

Astrotech was named as a party to a suit filed in the Circuit Court of the Eighteenth Judicial Circuit for Brevard County, Florida. This is an action for foreclosure of certain real estate and for debt. The Company is named as a party because it holds an inferior lien against the property at issue and must be named in the foreclosure action. No monetary relief was requested from Astrotech.

State of Texas Funding

In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to serve the industrial, environmental, security and healthcare markets (see Note 15). As of June 30, 2012, 1st Detect had received $1.8 million in disbursements. The disbursed amount of $1.8 million represents a contingency through March 2020, the date of cancellation. If an event of default should occur, the Company would calculate and expense accrued interest and reclassify principal from equity to notes payable in the consolidated financial statements as amounts due to the State of Texas. See Note 15 for further discussion.

Employment Contracts

The Company has entered into employment contracts with certain of its key executives. Generally, certain amounts may become payable in the event the Company terminates the executives’ employment.

(15) State of Texas Funding

In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to serve the industrial, environmental, security and healthcare markets. In exchange for the award, 1st Detect granted a common stock purchase right and a note payable to the State of Texas. As of June 30, 2012, 1st Detect had received $1.8 million in disbursements. The proceeds from the award could only be used to fund development of the Miniature Chemical Detector at 1st Detect, not for repaying existing debt or for use in other Company subsidiaries.

The common stock purchase right is exercisable at the first Qualifying Financing Event (“QFE”), which is essentially a change in control or third party equity investment in 1st Detect. The number of shares available to the State of Texas, at the price of par value, is calculated as the total disbursements together with the accrued interest (numerator) divided by the stock price established in the QFE (denominator). If the first QFE does not occur on or before November 30, 2014 following the agreement effective date, the number of shares available for purchase will equal the total disbursements (numerator) divided by $100 (denominator). As of June 30, 2014, no QFE has occurred.

The note equals the disbursements to 1st Detect to date, accrues interest at 8% per year and cancels automatically at the earlier of (1) selling substantially all of the assets of 1st Detect, (2) selling more than 50% of common stock of 1st Detect, or (3) in March 2020. No payments of interest or principal are due on the note unless there is a default, which would occur if 1st Detect moves its operations or headquarters outside of Texas at any time before March 2020. While the award agreement includes both a common stock purchase right and a note payable to the State of Texas, the economic substance of the transaction is that the State of Texas has purchased shares of 1st Detect in exchange for the granted award. As such, the $1.8 million, which was received in two installments of $0.9 million and $0.9 million, was accounted for as a contribution to equity in the periods ended June 30, 2012 and 2010 respectively. Effective with an amendment executed on June 13, 2014, 1st Detect has the option to settle the note payable and common stock purchase right by November 30, 2014. As of June 30, 2014, the State of Texas still had the right to exercise the common stock purchase right and management continued to classify the award proceeds as equity as the Company did not have the ability to repay the note. In August 2014, the shareholders of the Company approved the sale of ASO for $61 million. On August 22, 2014, 1st Detect settled the note payable and common stock repurchase right with a payment of $2.3 million (see Note 19).

Management considers the likelihood of a default event as remote due to the fact that the covenants that would necessitate repayment are within the control of the Company. As of June 30, 2014, no default events have occurred.

(16) Segment Information

During the fiscal year 2014, the Company shifted the use of its corporate resources from its ASO business unit to its Spacetech business unit to focus more on growth opportunities at 1st Detect. As such, there were higher incremental costs allocated to our Spacetech business unit for the year ended June 30, 2014 compared to the year ended June 30, 2013. The shift in resources had no impact on our consolidated results.

All intercompany transactions between business units have been eliminated in consolidation.

Key financial metrics for the year ended June 30, 2014 and 2013 of the Company’s segments are as follows (in thousands):

	Year Ended		Year Ended
	June 30, 2014		June 30, 2013
Revenue and Income		Income (loss)		Income (loss)
(in thousands)	Revenue	before income taxes	Revenue	before income taxes
ASO	$16,293	$1,606	$23,862	$3,121
Spacetech	130	(7,468)	133	(3,844)
Total	$16,423	$(5,862)	$23,995	$(723)

	June 30, 2014		June 30, 2013
Assets (in thousands)	Fixed Assets, net	Total Assets	Fixed Assets, net	Total Assets
ASO	$33,858	$38,423	$35,625	$46,159
Spacetech	1,211	2,359	1,410	1,843
Total	$35,069	$40,782	$37,035	$48,002

Significant Customers – We had three customers and two customers that accounted for greater than 10% of our consolidated revenues for our fiscal years ended June 30, 2014 and 2013, respectively. For our year ended June 30, 2014, those largest three customers accounted for approximately 46%, 22% and 17% of our consolidated revenues, and were reported within our ASO segment. For our year ended June 30, 2013, those largest two customers accounted for approximately 66% and 15% of our consolidated revenues, and were reported within our ASO segment.

(17) Related Party Transactions

On April 15, 2014, 1st Detect entered into an agreement with a 3rd party for which Thomas B. Pickens, III, the Company’s CEO, holds a nominal investment. The 3rd party agreement includes a 12 month technology license agreement in the amount of $100,000 and a 12 month professional services agreement in the amount of $80,000.

(18) NASDAQ Listing Qualifications

On November 13, 2012, we received written notification from NASDAQ indicating that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive trading days and that we were therefore not in compliance with NASDAQ Listing Rule 5550(a)(2). On May 14, 2013, we received a second compliance notice from NASDAQ regarding the Company's failure to maintain the minimum bid price for continued listing, for which the Company received an additional 180 day grace period , or until November 11, 2013, to regain compliance. NASDAQ's determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the NASDAQ Capital Market, with the exception of the bid price requirement. On October 30, 2013, we received written notification from NASDAQ that for the previous 10 business days, from October 16, 2013 to October 29, 2013, the closing bid price of the Company’s common stock had been at $1.00 per share or greater and the Company had regained compliance with NASDAQ Listing Rule 5550(a)(2).

(19) Subsequent Events

Sale of Astrotech Space Operations business (“Asset Sale”)

On May 28, 2014, the Company entered into a definitive agreement to sell the assets constituting its Astrotech Space Operations business to Lockheed Martin Corporation, including the assets of its wholly owned subsidiary, Astrotech Space Operations, for $61.0 million. The Asset Sale was approved by shareholder vote on August 20, 2014 in a special meeting held at the Company headquarters in Austin, TX. Additionally, the stockholders approved by non-binding advisory vote certain compensation arrangements for the Company’s named executive officers in connection with the Asset Sale.

The following table summarizes the carrying amounts of the major classes of assets and liabilities at June 30, 2014, that were disposed of as part of the Asset Sale, which represented 100% of our ASO segment (in thousands):

Assets:
Accounts receivable	$1,220
Prepaid expenses and other current assets	177
Property and equipment, net	33,858
Total assets	$35,255

Liabilities:
Accounts payable	$184
Accrued liabilities and other	628
Deferred revenue	1,110
Total liabilities	$1,922

Net assets	$33,333

Payoff of Term Loan

On August 22, 2014, the Company used funds from its Asset Sale to pay off the outstanding balance of its term loan of $5.7 million.

Payoff of Texas Emerging Technology Fund Award

On August 27, 2014, the Company used funds from its Asset Sale to settle its funding from the State of Texas Emerging Technology Fund for $2.3 million.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None to report for the year ended June 30, 2014.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014, based on the frame-work in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2014.

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

Item 9B.   Other Information.

None to report for the period ended June 30, 2014.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

A Board of six directors was elected at the 2013 Annual Meeting. The Company’s Articles of Incorporation authorize the Board of Directors (“Board”) to determine the number of its members. A director who is appointed by the existing Board of Directors, due to a vacant position or the need for an additional director, will serve until the next Annual Meeting of Shareholders or until a successor is duly elected and qualified.

The following table shows information as of June 30, 2014 regarding members of the Company’s Board of Directors:

Current Directors	Principal Occupation	Age as of June 30, 2014	Director Since
Thomas B. Pickens III	Chairman and Chief Executive Officer of Astrotech Corporation	57	2004
Mark Adams*	Founder, President and CEO, Advocate MD Financial Group, Inc.	52	2007
John A. Oliva*	Managing Principal, Capital City Advisors, Inc.	58	2008
William F. Readdy*	Founder, Discovery Partners, International LLC	62	2008
Sha-Chelle Devlin Manning*	Managing Director, Nanoholdings LLC	47	2009
Daniel T. Russler, Jr.*	Family Asset Management, LLC	51	2011

*	Indicates an “independent director”

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

Mark Adams

Mr. Adams founded Advocate, MD Financial Group, Inc., a leading Texas-based medical liability insurance holding company, in July 2003. Since July 2003, Mr. Adams has served as its Chairman, President, and Chief Executive Officer. He is also a founding partner in several other companies including the Endowment Development Group, a Houston-based life insurance company specializing in placing large multimillion dollar life insurance policies throughout the U.S. market. Mr. Adams founded Murphy Adams Restaurant Group in 2007 which owns and operates Mama Fu’s Asian House restaurants throughout the southeast United States. In 2008, Mr. Adams founded Small Business United, LLC, a non-profit organization that supports small businesses. Also in 2008, Mr. Adams co-founded ETMG (Employer’s Trust Management Group), LLC. Additionally in 2008, Mr. Adams founded Sozo Global, LLC, a rapidly expanding, international network marketing functional beverage and nutritional products company. Mr. Adams is the winner of the 2008 Prestigious Ernst and Young Entrepreneur of the Year Award for Central Texas. After his career with global public companies such as Xerox and Johnson & Johnson (1985-1988), beginning in 1988, Mr. Adams then spent the next 12 years at Bostik Adhesives where he served in senior management, sales and strategic business management roles for their worldwide markets in North America, Latin America, Asia, and Europe. In 1997, Mr. Adams then served as Global Sales Director for Bostik and General Manager of Bostik’s J.V. Company Nitta-Findley based in Osaka, Japan and later purchased a minority interest in Ward Adhesives, Inc. and served as General Manager, and Vice President of Sales and Marketing. Mr. Adams is also an advisory board member for the McCoy College of Business at Texas State University. Additionally, Mr. Adams has served as a director of Murphy Adams Restaurant Group, LLC, Ex-Pel, Inc., KLD Energy Technologies, Inc., Powerstations, LLC, Belize Grocery, LLC and Sundance, LLC. He has also served as chief executive officer of ETMG (Employers Test Management Group), LLC, Sozo Global, LLC, Viva Chocolate, LLC.

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

In the late 1970s and early 1980s Mr. Readdy served as a naval test pilot. Mr. Readdy joined NASA in 1986 and in 1987 became a member of the astronaut corps, but continued his military service in the Naval Reserve, attaining the rank of captain in 2000. Mr. Readdy logged more than 672 hours in space on three shuttle missions. In 1996 he commanded the space shuttle “Atlantis” on a docking mission to the Russian “Mir” space station.

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

Sha-Chelle Manning

Sha-Chelle Manning is the director of corporate innovation for Pioneer Natural Resources, a large independent upstream and midstream oil and natural gas company. In 2013, Ms. Manning was appointed to the Texas Emerging Technology Fund, a State Fund with over $480M in investments for Texas.

In 2011, Ms. Manning co-founded Malibu IQ, an investment partnership consisting of HRL Laboratories, commercializing the inventions of the more than 300 global leading scientists and technologists.

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

Mr. Russler received a master’s in business administration from the Owen Graduate School of Management at Vanderbilt University and a bachelor’s degree in English and political science from the University of North Carolina. He currently serves as the Senior Warden Emeritus at St. Philips Church and on its finance and stewardship committees. He is also a Roper St. Francis Foundation Fellow and a member of the foundation’s neuro-spine committee. Lastly, Dan is also active in Charleston’s youth sports programs.

Mr. Russler has extensive knowledge of finance, entrepreneurship, investment allocation and capital raising matters that the Board of Directors feels will add value to the shareholders. Mr. Russler’s qualifications and background were deemed to meet the Company’s requirements of an independent director by the Board of Directors in February 2011. Mr. Russler is Chairman of the Compensation Committee and serves on the Audit Committee. The Board of Directors has determined that Mr. Russler meets the qualification guidelines as an “audit committee financial expert” as defined by the SEC rules.

Executive Officers and Key Employees of the Company who are Not Directors

Set forth below is a summary of the background and business experience of the executive officers of the Company who are not nominees of the Board of Directors:

Name	Position(s)	Age as of June 30, 2014
Eric N. Stober	Chief Financial Officer, Treasurer and Secretary	36
Don M. White Jr.	Senior Vice President, GM of Astrotech Space Operations	51

The executive officers and key employees named below will serve in such capacities until the next annual meeting of the Company’s Board of Directors, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification, or removal from office.

Eric N. Stober

Eric N. Stober joined Astrotech in August 2008 and was promoted to the Company’s Chief Financial Officer, Treasurer and Secretary in November 2013. Prior to his promotion, Mr. Stober served in various roles at Astrotech including Vice President of Corporate Development from 2012 through his recent promotion. He is responsible for overall strategic planning and corporate development and provides oversight of finance, accounting and human resources.

Prior to joining the Company, Mr. Stober worked at the private equity firm Virtus Financial Group, analyzing prospective middle market private equity investments. Additionally, Mr. Stober founded or co-founded several companies, including a web advertising company, a small business tax and financial advisory firm, a sports-based media and entertainment company, and a service provider sourcing company. He has helped numerous companies prepare business plans and raise start-up or growth capital. Mr. Stober began his professional career working for both The Ayco Company, a Goldman Sachs company, and Lehman Brothers, where he helped wealthy individuals and families manage their investments, taxes, insurance, estate plans, and compensation and benefits.

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

Operations of the Board of Directors

Board Member Attendance at Annual Meeting of Stockholders

The Company strongly encourages each member of the Board of Directors to attend each annual meeting of stockholders. Accordingly, we expect most, if not all, of the Company’s directors to be in attendance at the meeting. All of our directors attended the 2013 annual meeting of stockholders.

Meetings and Committees of the Board of Directors

The Board of Directors and its committees meet periodically during the year as deemed appropriate. During fiscal year 2014, the Board of Directors met twelve times. No director attended fewer than 75% of all the 2014 meetings of the Board of Directors and its committees on which each such director served.

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

Regarding nominations for directors, the Corporate Governance and Nominating Committee identifies nominees in various ways. The Corporate Governance and Nominating Committee considers the current directors that have expressed interest in, and that continue to satisfy, the criteria for serving on the Board of Directors. Other nominees may be proposed by current directors, members of management, or by shareholders. From time to time, the Corporate Governance and Nominating Committee may engage a professional firm to identify and evaluate potential director nominees. Regarding the skills of the director candidate, the Corporate Governance and Nominating Committee considers individuals with industry and professional experience that complements the Company’s goals and strategic direction. The Corporate Governance and Nominating Committee has established certain criteria it considers as nominating guidelines for the Board of Directors. The criteria include:

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

The Corporate Governance and Nominating Committee will consider, for possible Board endorsement, director candidates recommended by stockholders. For purposes of the 2014 Annual Meeting of shareholders, the Governance and Nominating Committee will consider any nominations received by the Secretary from a shareholder of record on or before February 26, 2015 (the 120th calendar day before the one-year anniversary date of the release of these proxy materials to shareholders). Any such nomination must be made in writing, must be accompanied by all nominee information that is required under the federal securities laws and must include the nominee’s written consent to be named in the Proxy Statement. The nominee must be willing to allow the Company to complete a background check. The nominating shareholder must submit their name and address, as well as that of the beneficial owner, if applicable, and the class and number of shares of Astrotech common stock that are owned beneficially and of record by such shareholder and such beneficial owner. Finally, the nominating shareholder must discuss the nominee’s qualifications to serve as a director.

Committees of the Board of Directors

During fiscal year 2014, the Board of Directors had three standing committees: an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. Each such committee currently consists of three persons and each member of the Audit, Compensation and Corporate Governance and Nominating Committees is required at the minimum to meet the “independence” requirements of the NASDAQ’s Listing Rules.

The Corporate Governance and Nominating Committee, the Audit Committee and the Compensation Committee have adopted a charter that governs its authority, responsibilities and operation. The Company periodically reviews, both internally and with the Board of Directors, the provisions of the Sarbanes-Oxley Act of 2002, and the rules of the SEC and NASDAQ regarding corporate governance policies, processes and listing standards. In conformity with the requirement of such rules and listing standards, we have adopted a written Audit Committee Charter, a Compensation Committee Charter, and a Corporate Governance and Nominating Committee Charter, each of which may be found on the Company’s web site at www.astrotechcorp.com under “For Investors” or by writing to Astrotech Corporation, 401 Congress Avenue, Suite 1650, Austin, Texas 78701, Attention “Investor Relations” and requesting copies.

The Board of Directors has determined each of the following directors to be an “independent director” as such term is defined by Rule 5605(a)(2) of the NASDAQ Marketplace Rules: Mark Adams; John A. Oliva; Sha-Chelle Manning, William F. Readdy and Daniel T. Russler, Jr.

The Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee was created by the Board of Directors. The Corporate Governance and Nominating Committee is comprised solely of independent directors that meet the requirements of NASDAQ and SEC rules and operates under a written charter adopted by the Corporate Governance and Nominating Committee and approved by the Board of Directors. The charter is available in the “For Investors” section of the Company’s web site at www.astrotechcorp.com. The primary purpose of the Corporate Governance and Nominating Committee is to provide oversight on the broad range of issues surrounding the composition and operation of the Board of Directors, including identifying individuals qualified to become Board of Directors members and recommending director nominees for the next Annual Meeting of Shareholders. As of the end of fiscal year 2014 the Corporate Governance and Nominating Committee consisted of Mr. Adams (Chairman), Ms. Manning and Mr. Oliva. During fiscal year 2014, the Corporate Governance and Nominating Committee did not meet.

The Audit Committee

The Audit Committee is composed solely of independent directors that meet the requirements of NASDAQ and SEC rules and operates under a written charter adopted by the Audit Committee and approved by the Board of Directors. The charter is available on the Company’s web site which is www.astrotechcorp.com. The Audit Committee is responsible for appointing and compensating a firm of independent auditors to audit the Company’s financial statements, as well as oversight of the performance and review of the scope of the audit performed by the Company’s independent auditors. The Audit Committee also reviews audit plans and procedures, changes in accounting policies, and the use of the independent auditors for non-audit services. As of the end of fiscal year 2014, the Audit Committee consisted of Mr. Oliva (Chairman), Mr. Russler, and Ms. Manning. During fiscal year 2014, the Audit Committee met seven times. The Board of Directors has determined that John A. Oliva, Daniel T. Russler, Jr. and Sha-Chelle Manning met the qualification guidelines as “audit committee financial experts” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.

The Compensation Committee

The Compensation Committee is composed solely of independent directors that meet the requirements of NASDAQ and SEC rules and operates under a written charter adopted by the Compensation Committee and approved by the Board of Directors in May 2004, and amended in May 2005. The charter is available on the Company’s web site at www.astrotechcorp.com. The Compensation Committee is responsible for determining the compensation and benefits of all executive officers of the Company and establishing general policies relating to compensation and benefits of employees of the Company. The Compensation Committee also administers the Company’s 2008 Stock Incentive Plan, the 1994 Stock Incentive Plan, the 1995 Directors’ Stock Option Plan, and the Employee Stock Purchase Plan in accordance with the terms and conditions set forth in those plans. As of the end of fiscal year 2014, the Compensation Committee consisted of Mr. Russler (Chairman), Mr. Readdy, and Mr. Oliva. During fiscal year 2014, the Compensation Committee met four times.

Code of Ethics and Business Conduct

The Company’s Code of Ethics and Business Conduct applies to all directors, officers, and employees of Astrotech. The key principles of this code include acting legally and ethically, speaking up, getting advice, and dealing fairly with the Company’s Shareholders. The Code of Ethics and Business Conduct is available on the Company’s web site at www.astrotechcorp.com and is available to the Company’s Shareholders upon request. The Code of Ethics and Business Conduct meets the requirements for a “Code of Conduct” under NASDAQ rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. Such directors, executive officers, and greater than 10% shareholders are required by SEC regulation to furnish to the Company copies of all Section 16(a) forms they file. Due dates for the reports are specified by those laws, and the Company is required to disclose in this document any failure in the past fiscal year to file by the required dates. Based solely on written representations of the Company’s directors and executive officers and on copies of the reports that they have filed with the SEC, the Company’s belief is that all of Astrotech’s directors and executive officers complied with all filing requirements applicable to them with respect to transactions in the Company’s equity securities during fiscal year 2014.

Item 11.  Executive Compensation

Executive Compensation

The Summary Compensation Table provides compensation information about Astrotech’s principal executive officer, and the two other most highly compensated executive officers for the fiscal years ended June 30, 2014 and 2013.

Summary Compensation Table

				All Other
		Salary	Bonus	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)

Thomas B. Pickens III;	2014	439,000	500,000	13,773	952,773
Chief Executive Officer	2013	439,000	—	13,748	452,748

Don M. White;	2014	254,410	100,000	10,200	364,610
Sr. VP, GM of Astrotech Space Operations	2013	247,000	100,000	9,491	356,491

Eric N. Stober(3);	2014	225,000	250,000	12,431	487,431
Chief Financial Officer	2013	—	—	—	—

Carlisle Kirkpatrick(4);	2014	93,000	—	137,409	230,409
Chief Financial Officer	2013	260,000	—	929	260,929

(1)	Bonus was awarded in August and September 2014 for performance in fiscal year 2014.

(2)	The amounts in this column include the following: matching contributions under our 401(k) savings plan for Messrs. White and Stober; supplemental disability insurance premiums; payments associated with a car allowance for Mr. Pickens; and severance payments $125,103 and earned paid time off payments of $11,903 for Mr. Kirkpatrick.

(3)	On November 14, 2013, the Company announced the appointment of Mr. Stober as Chief Financial Officer of the Company, effective as of November 14, 2013.

(4)	Mr. Kirkpatrick resigned on October 30, 2013; the salary amount reflected represents earnings through October 30, 2013.

Employment Agreements

During fiscal year 2014, the Company had employments agreements in place with Mr. Pickens and Mr. White. Each employment agreement sets forth, among other things, the NEO’s minimum base salary, bonus opportunities and provisions with respect to certain payments and other benefits upon termination of employment under certain circumstances such as without “Cause,” leaving employment for “Good Reason” or a “Change in Control.” Please see Potential Payments Upon Termination or Change in Control for a description of such provisions.

The minimum base salary set in the employment agreement for Mr. Pickens is $360,000 and for Mr. White is $184,765. The NEOs are eligible for short-term cash incentives, as are all employees of the Company. All NEO’s maximum bonus is 50%, subject to Compensation Committee discretion.

Awards

On January 19, 2010, an independent committee of the Board of Directors of 1st Detect, a subsidiary of the Company, approved a grant of 1,180 restricted stock shares and 1,820 stock purchase warrants to certain officers, directors and employees of 1st Detect. Additionally, on the same day, an independent committee of the Board of Directors of Astrogenetix, a subsidiary of the Company, approved a grant of 1,550 restricted stock shares and 2,050 stock purchase warrants to certain officers, directors and employees of Astrogenetix. On June 19, 2014, the Company announced the internal reorganization to own 100% of its subsidiary companies 1st Detect Corporation and Astrogenetix Inc., in which it had previously issued these equity grants to employees. The internal reorganization effectively cancelled these equity grants.

The Compensation Committee also awarded bonuses to directors, NEOs, and employees in both August and September 2014, in recognition of the employee performance during fiscal year 2014.

Outstanding Equity Awards at Fiscal Year 2014 End

The following table shows certain information about unexercised options and restricted stock as of June 30, 2014.

Schedule of Outstanding Equity Awards

	Restricted Stock, Option Awards & Warrants
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)(2)		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Number of Securities Underlying Unexercised Warrants (#) Exercisable (Spacetech)	Number of Securities Underlying Unexercised Warrants/ Options (#) Unexercisable (3) (Spacetech)	Unvested Restricted Stock	Unvested Restricted Stock (Spacetech)	Expiration Date

Thomas B. Pickens III	112,500		—	0.71	—	—	—	—	9/13/2021
	100,000	*	—	1.20	—	—	—	—	8/21/2022

Don M. White Jr.	1,200		—	11.50	—	—	—	—	8/9/2016
	50,000		—	0.33	—	—	—	—	10/6/2018
	31,500		—	0.71	—	—	—	—	9/13/2021
	50,000	*	—	1.20	—	—	—	—	8/21/2022

Eric N. Stober	14,000		—	0.71	—	—	—	—	9/13/2021
	10,000	*	—	1.20	—	—	—	—	8/21/2022

*	Options were awarded in August 2012 for performance in fiscal year 2012.

(1)	All exercisable options will expire 90 days after the date of employee’s termination.

(2)	Mr. White’s options with a strike price of $0.33 vest ratable over a four year period. These 50,000 options represent 100% of the original stock options granted.

2014 Option Exercises and Stock Granted

During fiscal year 2014, there were no stock options exercised by the Company’s CEO or other NEOs.

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

Audit Committee members receive $750 for attendance to meetings in person or by conference call, Compensation Committee and the Governance and Nominating Committee members receive $500 for attendance to meetings in person or by conference call and Special Committee members received $500 for attendance to meetings in person or by conference call. All directors are reimbursed ordinary and reasonable expenses incurred in exercising their responsibilities in accordance with Travel and Entertainment Expense Reimbursement policy applicable to all employees of the Company.

Equity-Based Compensation

Under provisions adopted by the Board of Directors, each non-employee director receives 25,000 shares of restricted common stock issued upon his first election to the Board of Directors, subject to board discretion. Restricted stock and stock options granted typically terminate in 10 years. Already vested shares do not expire upon termination of the director’s term on the Board of Directors.

Pension and Benefits

The non-employee directors are not eligible to participate in the Company’s benefits plans, including the 401(k) plan.

Indemnification Agreements

The Company is party to indemnification agreements with each of its directors and executive officers that require the Company to indemnify the directors and executive officers to the fullest extent permitted by Washington state law. The Company’s certificate of incorporation also requires the Company to indemnify both the directors and executive officers of the Company to the fullest extent permitted by Washington state law.

Fiscal Year 2014 Non-Employee Director Compensation Table

	Fees Earned or Paid in Cash	Restricted Stock Awards	Stock Options	All other compensation	Total
Name	($)	($)	($)	($)	($)

Mark Adams	48,500	—	—	—	48,500
John A. Oliva	66,250	—	—	—	66,250
William F. Readdy	52,750	—	—	—	52,750
Sha-Chelle Manning	51,250	—	—	—	51,250
Daniel T. Russler, Jr.	62,250				62,250
Total	281,000	—	—	—	281,000

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of June 30, 2014, certain information regarding the beneficial ownership of the Company’s outstanding common stock held by (i) each person known by the Company to be a beneficial owner of more than five percent of any outstanding class of the Company’s capital stock, (ii) each of the Company’s directors, (iii) the Company’s Chief Executive Officer and two most highly compensated executive officers at the end of the Company’s last completed fiscal year, and (iv) all directors and executive officers of the Company as a group. Unless otherwise described below, each of the persons listed in the table below has sole voting and investment power with respect to the shares indicated as beneficially owned by each party.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership (#)	Shares Subject To Options (#)	Total (#)	Percentage of Class(1)

Certain Beneficial Owners
Huckleberry Investments LLP(2)	2,178,521	—	2,178,521	11.1%
Bruce & Co., Inc.(3)	1,070,073	—	1,070,073	5.5%

Non-Employee Directors:(4)

Mark Adams	449,219	106,000	555,219	2.8%
John A. Oliva	170,000	105,000	275,000	1.4%
William F. Readdy	150,000	105,000	255,000	1.3%
Sha-Chelle Manning	135,000	60,000	195,000	1.0%
Daniel T. Russler	25,000	60,000	85,000	*

Named Executive Officers:

Thomas B. Pickens III	3,733,746	212,500	3,946,246	20.0%
Don M. White Jr.	83,900	132,700	216,600	1.1%
Eric N. Stober	85,300	24,000	109,300	*
Carlisle Kirkpatrick(5)	—	—	—	*
All Directors and Executive Officers as a Group (9 persons)	4,832,165	805,200	5,637,365	27.7%

*	Indicates beneficial ownership of less than 1% of the outstanding shares of common stock.

#	Includes unvested restricted stock grants.

(1)	Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the number and percentage owned by any other person listed. As of June 30, 2014, we had 19,553,127 shares of common stock outstanding, including 8,333 of restricted stock with voting rights.

(2)	Based on information obtained from a Schedule 13G filed by Huckleberry Investments LLP with the SEC on February 4, 2014. Huckleberry Investments LLP, is a fund manager based in the United Kingdom with its principle business conducted at 103 Mount Street, London, W1K 2TJ.

(3)	Based on information obtained from a Form N-CSRS filed by Bruce & Co., Inc. with the SEC on March 6, 2014. Bruce & Co., Inc., is the investment manager for Bruce Fund, Inc., a Maryland registered investment company with its principle business conducted at 20 North Wacker Dr., Suite 2414, Chicago, IL 60606.

(4)	The applicable address for all non-employee directors and named executive officers is c/o Astrotech Corporation, 401 Congress Ave., Suite 1650, Austin, TX 78701.

(5)	Mr. Kirkpatrick resigned on October 30, 2013.

Item 13.                Certain Relationships and Related Transactions and Director Independence.

Director Independence

The Board of Directors has determined each of the following directors to be an “independent director” as such term is defined by Nasdaq Listing Rule 5605(a)(2):

Mark Adams

John A. Oliva

William F. Readdy

Sha-Chelle Manning

Daniel T. Russler, Jr.

The Board of Directors has also determined that each member of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee during fiscal year 2014 meet the independence requirements applicable to those Committees prescribed by Nasdaq and SEC rules.

Item 14.   Principal Accounting Fees and Services.

The Company’s Independent Registered Public Accounting Firm

In March 2013, the Astrotech shareholders ratified the appointment of Ernst & Young LLP as the independent registered public accounting firm to audit the Company’s financial statements.

Audit-Related Fees

The following table presents fees paid or to be paid for professional audit services rendered by Ernst & Young LLP, the Company’s independent registered public accounting firm, for the audit of the Company’s annual financial statements during the years ended June 30, 2014 and June 30, 2013. Ernst & Young LLP did not provide tax or other consulting services during 2014 or 2013.

	Fiscal 2014	Fiscal 2013

Audit Fees(1)	$238,000	$190,000
Tax Fees	—	—
All Other Fees	—	—
Total All Fees	$238,000	$190,000

(1)	Audit Fees consisted of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports.

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

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1

Asset Purchase Agreement, dated May 28, 2014, by and between Astrotech Corporation, Astrotech Space Operations, Inc., Astrotech Florida Holdings, Inc., Lockheed Martin Corporation and Elroy Acquisition Company, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 30, 2014).

(3)	Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

3.2	Bylaws of the Registrant (incorporated by reference to the Registrant’s registration statement on Form S-1, File No. 33- 97812, and all amendments thereto, filed with the Securities and Exchange Commission on October 5, 1995).

(4)	Instruments Defining the Rights of Security Holders, including Indentures

4.1	Designation of Rights, Terms and Preferences of Series B Senior Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

4.2	Preferred Stock Purchase Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 2, 1999 (incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999).

4.3	Registration Rights Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 5, 1999 (incorporated by reference to Exhibit 4.3 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999).

4.4	Indenture dated as of October 15, 1997 between the Registrant and First Union National Bank, as Trustee, relating to the Registrant’s 8.0% Convertible Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-43221) filed with the Securities and Exchange Commission on December 24, 1997).

4.5	Designation of Right, Terms and Preferences of Series D Junior Participating Preferred Stock of Astrotech Corporation (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-A filed with the Securities and Exchange Commission on July 31, 2009).

4.6	Rights Agreement, dated as of July 29, 2009, between Astrotech Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A filed with the Securities and Exchange Commission on July 31, 2009).

4.7	Amendment One to Rights Agreement, dated as of July 29, 2010, between Astrotech Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on July 29, 2010).

4.8	Amendment Two to Rights Agreement, dated as of August 10, 2011, between Astrotech Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on August 10, 2011).

4.9	Amendment Three to Rights Agreement, dated as of August 10, 2012, between Astrotech Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on August 10, 2012).

Exhibit No.	Description of Exhibit

(10)	Material Contracts

10.67	Mutual Termination of Employment Agreement, dated May 8, 2014, by and between Astrotech Corporation and Don White.

(16)	Letter Regarding Change in Certifying Accountant

16.1	Letter from Grant Thornton LLP regarding change in certifying accountant, dated January 18, 2007 (incorporated by reference to Exhibit 16 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2007).

16.2	Letter from PMB Helin Donovan, LLP, dated November 19, 2010 (incorporated by reference to Exhibit 16.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 22, 2010).

(21)	Astrotech Corporation and Subsidiaries — Subsidiaries of the Registrant

21.1	List of Subsidiaries of Astrotech Corporation (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2009).

(23)	Consents of Experts and Counsel

23.1	Consent of Ernst & Young LLP.

(31)	Rule 13a-14(a) Certifications

31.1	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Eric Stober, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32)	Section 1350 Certifications

32.1	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Eric Stober, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astrotech Corporation

By:	/s/ Thomas B. Pickens III
Thomas B. Pickens III
Chief Executive Officer

Date: September 29, 2014

By:	/s/ Eric N. Stober
Eric N. Stober
Chief Financial Officer

Date: September 29, 2014

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

/s/ Thomas B. Pickens III	Chairman of the Board and Chief Executive Officer	September 29, 2014
Thomas B. Pickens III

/s/ Mark Adams	Director	September 29, 2014
Mark Adams

/s/ Sha-Chelle Manning	Director	September 29, 2014
Sha-Chelle Manning

/s/ John A. Oliva	Director	September 29, 2014
John A. Oliva

/s/ William F. Readdy	Director	September 29, 2014
William F. Readdy

/s/ Daniel T. Russler, Jr.	Director	September 29, 2014
Daniel T. Russler, Jr.

/s/ Eric N. Stober	Chief Financial Officer	September 29, 2014
Eric N. Stober

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1

Asset Purchase Agreement, dated May 28, 2014, by and between Astrotech Corporation, Astrotech Space Operations, Inc., Astrotech Florida Holdings, Inc., Lockheed Martin Corporation and Elroy Acquisition Company, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 30, 2014).

(3)	Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

3.2	Bylaws of the Registrant (incorporated by reference to the Registrant’s registration statement on Form S-1, File No. 33- 97812, and all amendments thereto, filed with the Securities and Exchange Commission on October 5, 1995).

(4)	Instruments Defining the Rights of Security Holders, including Indentures

4.1	Designation of Rights, Terms and Preferences of Series B Senior Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement (Reg. No. 333-126772), and all amendments thereto, filed with the Securities and Exchange Commission on July 21, 2005).

4.2	Preferred Stock Purchase Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 2, 1999 (incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999).

4.3	Registration Rights Agreement between the Registrant and DaimlerChrysler Aerospace AG dated as of August 5, 1999 (incorporated by reference to Exhibit 4.3 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999).

4.4	Indenture dated as of October 15, 1997 between the Registrant and First Union National Bank, as Trustee, relating to the Registrant’s 8.0% Convertible Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-43221) filed with the Securities and Exchange Commission on December 24, 1997).

4.5	Designation of Right, Terms and Preferences of Series D Junior Participating Preferred Stock of Astrotech Corporation (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-A filed with the Securities and Exchange Commission on July 31, 2009).

4.6	Rights Agreement, dated as of July 29, 2009, between Astrotech Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A filed with the Securities and Exchange Commission on July 31, 2009).

4.7	Amendment One to Rights Agreement, dated as of July 29, 2010, between Astrotech Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on July 29, 2010).

4.8	Amendment Two to Rights Agreement, dated as of August 10, 2011, between Astrotech Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on August 10, 2011).

4.9	Amendment Three to Rights Agreement, dated as of August 10, 2012, between Astrotech Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on August 10, 2012).

Exhibit No.	Description of Exhibit

(10)	Material Contracts

10.67	Mutual Termination of Employment Agreement, dated May 8, 2014, by and between Astrotech Corporation and Don White.

(16)	Letter Regarding Change in Certifying Accountant

16.1	Letter from Grant Thornton LLP regarding change in certifying accountant, dated January 18, 2007 (incorporated by reference to Exhibit 16 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2007).

16.2	Letter from PMB Helin Donovan, LLP, dated November 19, 2010 (incorporated by reference to Exhibit 16.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 22, 2010).

(21)	Astrotech Corporation and Subsidiaries — Subsidiaries of the Registrant

21.1	List of Subsidiaries of Astrotech Corporation (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2009).

(23)	Consents of Experts and Counsel

23.1	Consent of Ernst & Young LLP.

(31)	Rule 13a-14(a) Certifications

31.1	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Eric Stober, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32)	Section 1350 Certifications

32.1	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Eric Stober, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

