Form 10-Q
period 2014-09-30
ASTROTECH Corp \WA\
filed 2014-11-14
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑

As of November 7, 2014, the number of shares of the registrant’s common stock outstanding was: 19,697,627

ASTROTECH CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2014	June 30, 2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$45,271	$3,831
Accounts receivable, net of allowance	327	59
Prepaid expenses and other current assets	1,132	389
Discontinued operations – current assets	—	1,405
Total current assets	46,730	5,684
Property and equipment, net	1,168	1,211
Indemnity receivable	6,100	—
Discontinued operations – net of current assets	—	33,887
Total assets	$53,998	$40,782

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$217	$996
Accrued liabilities and other	1,326	1,753
Income tax payable	1,053	—
Discontinued operations – current liabilities	—	7,344
Total current liabilities	2,596	10,093
Other liabilities	148	152
Discontinued operations – net of current liabilities	—	237
Total liabilities	2,744	10,482

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 authorized shares, no issued and outstanding shares, at September 30, 2014 and June 30, 2014	—	—
Common stock, no par value, 75,000,000 shares authorized; 19,864,787 and 19,856,454 shares issued at September 30, 2014 and June 30, 2014	183,866	183,866
Treasury stock, 311,660 shares at cost	(237)	(237)
Additional paid-in capital	1,141	1,671
Accumulated deficit	(133,516)	(156,800)
Noncontrolling interest	—	1,800
Total stockholders’ equity	51,254	30,300
Total liabilities and stockholders’ equity	$53,998	$40,782

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended September 30,
	2014	2013
	(unaudited)
Revenue	$320	$—
Cost of revenue	277	—
Gross profit	43	—
Operating expenses:
Selling, general and administrative	1,960	1,551
Research and development	692	805
Total operating expenses	2,652	2,356
Loss from operations	(2,609)	(2,356)
Interest and other expense, net	12	12
Loss from continuing operations before income taxes	(2,597)	(2,344)
Income tax benefit	1,325	1,173
Loss from continuing operations	(1,272)	(1,171)
Discontinued operations (Note 2)
Income from operations of ASO business (including gain from sale of $25.6 million)	26,933	3,352
Income tax expense	(2,378)	(1,173)
Income from discontinued operations	24,555	2,179
Net income	23,283	1,008
Less: Net loss attributable to noncontrolling interest	—	(245)
Net income attributable to Astrotech Corporation	$23,283	$1,253

Amounts attributable to Astrotech Corporation:
Income (loss) from continuing operations, net of tax	$(1,272)	$(926)
Income from discontinued operations, net of tax	24,555	2,179
Net income attributable to Astrotech Corporation	$23,283	$1,253

Weighted average common shares outstanding:
Basic and diluted	19,548	19,470

Basic and diluted net income (loss) per common share:
Net income (loss) attributable to Astrotech Corporation from continuing operations	$(0.09)	$(0.05)
Net income from discontinued operations	1.25	0.11
Net income attributable to Astrotech Corporation	$1.16	$0.06

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended September 30,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net income	$23,283	$1,008
Less: Income from discontinued operations	(24,555)	(2,179)
Net loss from continuing operations	(1,272)	(1,171)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation	1	16
Depreciation and amortization	85	83
Changes in assets and liabilities:
Accounts receivable	(267)	(355)
Accounts payable	(778)	(69)
Deferred revenue	—	319
Other assets and liabilities	(571)	(72)
Income tax	1,053	—
Net cash used in operating activities-continuing operations	(1,749)	(1,249)
Net cash provided by (used in) operating activities-discontinued operations	(1,370)	208
Net cash used in operating activities	(3,119)	(1,041)

Cash flows from investing activities:
Purchases of property and equipment, net	(46)	(41)
Net cash used in investing activities-continuing operations	(46)	(41)
Net cash provided by investing activities-discontinued operations	52,591	499
Net cash provided by investing activities	52,545	458

Cash flows from financing activities:
Repayment of State of Texas funding, including deemed dividend	(2,331)	—
Net cash used in financing activities-continuing operations	(2,331)	—
Net cash used in investing activities-discontinued operations	(5,655)	(95)
Net cash used in financing activities	(7,986)	(95)

Net change in cash and cash equivalents	41,440	(678)
Cash and cash equivalents at beginning of period	3,831	5,096
Cash and cash equivalents at end of period	$45,271	$4,418

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) General Information

Description of the Company – Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us” or “our”), a Washington corporation, is a company that was formed in 1984 to leverage the environment of space for commercial purposes. For 30 years, the Company remained a crucial player in space commerce activities which supported the launch of 23 shuttle missions and more than 300 spacecraft. We currently prepare and process scientific research in microgravity and develop and manufacture sophisticated, next generation chemical sensor equipment.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by Astrotech Corporation in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

Discontinued Operations – On August 22, 2014, the Company completed the previously announced sale (“Asset Sale”) of substantially all of its assets used to conduct the Company's former Astrotech Space Operations (“ASO”) business unit (the “ASO business”) to Lockheed Martin Corporation (the “Buyer”) for an agreed upon purchase price of $61.0 million, less a working capital adjustment. As of September 30, 2014, the estimated purchase price is $59.3 million, which includes a working capital adjustment of $1.7 million. As of September 30, 2014, the Company has received cash of $52.6 million and has recorded receivables of $0.6 million for the working capital holdback and $6.1 million for the indemnity holdback. In connection with the sale of our former ASO business unit, the outstanding debt of ASO was repaid with a portion of the proceeds. The condensed consolidated financial statements separately report discontinued operations, reflecting the former ASO business, and the results of continuing operations. The condensed consolidated financial statements as of June 30, 2014 and for the three month period ended September 30, 2013 have been reclassified to present the operations of the Company’s former ASO business unit as discontinued operations. Disclosures included herein pertain to the Company’s continuing operations unless noted otherwise (See Note 2 for more information).

Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU provides a single comprehensive revenue recognition model for all contracts with customers. The principle for recognizing revenue is clarified as the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides a five-step analysis to determine how revenue is recognized. The provisions of the ASU are effective for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of the pending adoption of this ASU on its financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the criteria for disposals to qualify as discontinued operations and requires new disclosures about disposals of both discontinued operations and certain other disposals that do not meet the new definition. Early adoption of this ASU is permitted and is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company is currently evaluating the impact of the pending adoption of this ASU on its financial statements.

Segment Information – With the sale of the Company’s former ASO business, the Company now operates a single reportable business unit, Spacetech. Since the Company operates in one segment, all financial segment information required by FASB ASC 280 can be found in the condensed consolidated financial statements.

Spacetech is a technology incubator designed to commercialize space-industry technologies. This business unit is currently pursuing two distinct opportunities:

1st Detect

1st Detect develops, manufactures and sells ultra-small mass spectrometers and related equipment. Mass spectrometers, in general, measure the mass and relative abundance of ions in a sample to create a “mass spectrum”. This resulting mass spectrum is a unique fingerprint that can be compared to a reference library of mass spectra to verify the identity of a sample. Mass spectrometers can identify chemicals with more accuracy and precision than competing instruments given their extreme sensitivity and specificity and they are a staple of almost all analytical laboratories. By leveraging technology initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station (“ISS”), the Company has developed a series of instruments that are significantly smaller, lighter, faster and less expensive than competing mass spectrometers, and significantly more sensitive and accurate than other competing chemical detectors at a lower price point. Our efforts have resulted in a technology that can provide mass spectrometry analytics in real-time for explosive device detection in airports and the battlefield, industrial quality and process control, environmental field applications and laboratory research.

The MMS-1000TM is a small, low power mass spectrometer designed initially for the laboratory market. The unique design of this unit enables mass spectrometric quality chemical analysis in a small package (about the size of a shoebox) that requires less power than a typical light bulb. This allows high quality chemical analysis to be performed in locations where mass spectrometers have not been used before, such as directly on the factory floor or in the battlefield, without compromising the quality of the analysis. The OEM-1000 is a mass spectrometer component that is designed to be integrated into customers’ complementary technology. The OEM-1000 has recently been integrated into a Thermogravimetric Analyzer (“TGA”) manufactured by RIGAKU of Tokyo, Japan, one of the leading instrumentation companies in Asia. The integrated instrument named Thermo iMS2 is the world’s first integrated TGA with MS/MS capabilities and is expected to be well received by the international research and development markets.

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

Liquidity and Capital Resources – Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the need to acquire licenses to new technology, costs associated with increasing our manufacturing and development facilities, costs associated with strategic acquisitions including integration costs and assumed liabilities, litigation expense, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. In addition, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2015. We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming year. Factors that could affect our capital requirements, in addition to those listed above, include continued collections of accounts receivable consistent with our historical experience and our ability to manage product development efforts.

At September 30, 2014, we had cash and cash equivalents of $45.3 million and our working capital was approximately $44.1 million, which excludes an indemnity cash holdback receivable of $6.1 million being held in escrow as part of the sale of our ASO business. The indemnity cash holdback may be received no later than February 2016 subject to certain conditions in the asset purchase agreement (see Note 3 for more information).

We believe we have sufficient liquidity to continue to fund our expenses, capital requirements and other expected liquidity requirements over the next fiscal year.

(2) Discontinued Operations & Gain on the Sale of the ASO Business Unit

On August 22, 2014, the Company completed the previously announced sale of substantially all of its assets used to conduct the Company's former ASO business unit to Lockheed Martin Corporation for an agreed upon purchase price of $61.0 million, less a working capital adjustment. As of September 30, 2014, the estimated purchase price is $59.3 million, which includes a working capital adjustment of $1.7 million. As of September 30, 2014, the Company has received cash of $52.6 million and has recorded receivables of $0.6 million for the working capital holdback, which is classified in other current assets, and $6.1 million for the indemnity holdback. The working capital holdback will be settled in the next twelve months, once both sides agree on the final net working capital amount as of the date of the transaction. The indemnity holdback is being held in escrow under the terms of an escrow agreement until February 2016 (the 18-month anniversary of the consummation of the transaction). The Company believes it will fully realize the indemnity holdback in February 2016. Our former ASO business consists of (i) ownership, operation and maintenance of spacecraft processing facilities in Titusville, Florida and Vandenberg Air Force Base, California (“VAFB”), (ii) supporting government and commercial customers processing complex communication, earth observation and deep space satellite launches, (iii) designing and building spacecraft processing equipment and facilities and (iv) providing propellant services including designing, building and testing propellant service equipment for fueling spacecraft.

Additionally, as part of the Asset Sale, the Company used a portion of the proceeds to pay off the outstanding balance of its term loan of $5.7 million, which was secured by our former ASO business’ assets. As such, 100% of interest expense on the debt was allocated to discontinued operations in the amount of $62 thousand and $65 thousand for the three months ended September 30, 2014 and 2013, respectively.

The sale of our former ASO business, which was previously reported within our former ASO business unit segment, resulted in a pre-tax gain of $25.6 million ($23.7 million after-tax) for the three months ended September 30, 2014. The pre-tax gain on this sale reflects the excess of the sum of the cash proceeds received over the net book value of the net assets of the Company’s former ASO business. The total pre-tax gain on the sale for the three months ended September 30, 2014, includes the following (in thousands):

Cash proceeds from the sale of the ASO business	$52,591
Receivable for working capital holdback	598
Receivable for indemnity holdback	6,100
Liabilities assumed by the Buyer	2,478
Net book value of assets sold	(36,175)
Other	38
Gain on sale of our former ASO business	$25,630

The Company and the Buyer entered into a transition services agreement to which the Company and the Buyer agreed to provide the other party with certain services, including, among others, services related to benefits, human resources and payroll administration, cash management, financial statements and compliance, each of a type currently provided by or for the Company or our former ASO business unit prior to the Asset Sale. The Company has agreed to provide services to the Buyer for a period of up to one year and the Buyer has agreed to provide services to the Company for a period of up to six months. Each party has the option to extend the term of the services provided by the other party for a period of one year. The services provided may be terminated by the party receiving such services on an individual basis upon 30 days’ notice to the providing party. The party receiving services shall pay the providing party, as consideration for such services, on a time and materials basis, fees based upon an agreed upon set fringe rate and fee rate and the salary of the employee of the providing party who is providing such services.

While we are a party to the transition services agreement, we have determined that the continuing cash flows generated by this agreement did not constitute significant continuing involvement in the operations of our former ASO business. As such, the net assets, operating results and cash flows related to our former ASO business have been separately reflected as discontinued operations for the three months ended September 30, 2014 and 2013.

The following table provides a reconciliation of the major assets and liabilities of our former ASO business to the amounts reported in the condensed consolidated balance sheet:

June 30, 2014
Carrying amounts of major classes of assets included as part of discontinued operations
Accounts receivable, net	$1,220
Prepaid expenses and other current assets	185
Property and equipment, net	33,858
Other assets, net	29
Total assets of discontinued operations	$35,292

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable	$184
Accrued liabilities and other	632
Deferred revenue	873
Term note payable	5,655
Deferred revenue	237
Total liabilities of discontinued operations	$7,581
8

The following table provides a reconciliation of the major components of income of our former ASO business to the amounts reported in the condensed consolidated statements of operations:

	Three Months Ended September 30,
	2014	2013
Major line items constituting income of discontinued operations
Revenue	$2,807	$6,689
Cost of revenue	(1,313)	(3,086)
Selling, general and administrative	(128)	(187)
Interest and other expense, net	(63)	(64)
Gain on sale of discontinued operations	25,630	—
Income tax expense	(2,378)	(1,173)
Income of discontinued operations	$24,555	$2,179

Revenue generated by our former ASO business unit payload processing facilities was recognized ratably over the occupancy period of the satellite while in those facilities from arrival through launch. Those contracts were firm fixed price mission specific contracts. The percentage-of-completion method was used for all contracts where incurred costs could be reasonably estimated and successful completion could be reasonably assured at inception. Changes in estimated costs to complete and provisions for contract losses were recognized in the period they become known. Below is a summary of revenue recognition methods under our former ASO business unit:

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

(3) Receivables – Working Capital and Indemnity Holdback Related to the Asset Sale

On August 22, 2014, the Company completed the previously announced sale of substantially all of its assets used to conduct the Company's former ASO business unit to Lockheed Martin Corporation for an agreed upon purchase price of $61.0 million, less a working capital adjustment. As of September 30, 2014, the estimated purchase price is $59.3 million, which includes a working capital adjustment of $1.7 million. As of September 30, 2014, the Company has received cash of $52.6 million and has recorded receivables of $0.6 million for the working capital holdback, which is classified in other current assets, and $6.1 million for the indemnity holdback.

The working capital holdback will be settled in the next twelve months, once both sides agree on the final net working capital amount as of the date of the transaction. If the final net working capital amount is greater than the estimated net working capital amount, the difference shall be paid to the Company by the Buyer with simple interest thereon from the closing date to the date of payment at a floating rate per annum equal to the Interest Rate and such payment shall include the adjustment holdback amount and interest from the closing date in the manner calculated for the difference. If the final net working capital amount is less than the estimated net working capital amount, the difference shall be paid to Buyer by the Company with simple interest thereon from the closing date to the date of payment at a floating rate per annum equal to the Interest Rate first, out of the adjustment holdback amount, and if there are insufficient funds in the adjustment holdback amount, directly by the Company. Any such payment shall be made in immediately available funds not later than five business days after the determination of the final net working capital amount by wire transfer to a bank account designated in writing by the party entitled to receive the payment.

The indemnity holdback of $6.1 million is being held in escrow under the terms of an escrow agreement until February 2016 (the 18-month anniversary of the consummation of the transaction). Within three business days after the 18-month anniversary of the closing date, the then-available indemnity escrow holdback (less any pending Buyer claims), will be released and paid to the Company. The Company is currently not aware of any pending Buyer claims.

(4) Noncontrolling Interest

In January 2010, restricted shares of Astrotech subsidiaries, 1st Detect and Astrogenetix, were granted to certain employees, directors and officers, resulting in Astrotech owning less than 100% of the subsidiaries. The Company applied noncontrolling interest accounting from January 2010 through June 2014, which required us to clearly identify the noncontrolling interest in the condensed consolidated balance sheets and condensed consolidated statements of operations. We disclose three measures of net income (loss): net income (loss), net income (loss) attributable to noncontrolling interest, and net loss attributable to Astrotech Corporation. Our operating cash flows in our condensed consolidated statements of cash flows reflect net income (loss); while our basic and diluted net income (loss) per share calculations reflect net income (loss) attributable to Astrotech Corporation.

During June 2014, the Company completed an internal reorganization involving both 1st Detect and Astrogenetix which resulted in the two entities becoming wholly-owned subsidiaries of the Company, and which was effected through the relinquishment by certain employees of equity grants previously issued to them in 1st Detect and Astrogenetix. The noncontrolling interest balance of $1.8 million at June 30, 2014 represented an interest held by the State of Texas Emerging Technology Fund and was settled in the three months ended September 30, 2014 for $2.3 million (See Note 10 for more information).

(5) Net Income (Loss) per Share

Basic net income per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method and the if-converted method. Dilutive potential common shares include outstanding stock options and share-based awards. The following table reconciles the numerators and denominators used in the computations of both basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,
	2014	2013
Numerator:
Amounts attributable to Astrotech Corporation, basic and diluted:
Loss from continuing operations, net of tax	$(1,272)	$(926)
Income from discontinued operations, net of tax	24,555	2,179
Net income attributable to Astrotech Corporation	23,283	1,253
State of Texas deemed dividend (Note 10)	(531)	—
Net income attributable to Astrotech Corporation applicable to common shareholders	$22,752	$1,253

Denominator:
Denominator for basic net income (loss) per share attributable to Astrotech Corporation — weighted average common stock outstanding	19,548	19,470
Dilutive common stock equivalents — common stock options and share-based awards	—	—
Denominator for diluted net income (loss) per share attributable to Astrotech Corporation — weighted average common stock outstanding and dilutive common stock equivalents	19,548	19,470

Basic and dilutive net income (loss) per common share:
Net loss attributable to Astrotech Corporation from continuing operations	$(0.09)	$(0.05)
Net income from discontinued operations	1.25	0.11
Net income attributable to Astrotech Corporation applicable to common shareholders	$1.16	$0.06

Options to purchase 872,150 shares of common stock at exercise prices ranging from $0.32 to $14.30 per share outstanding for the three months ended September 30, 2014 were not included in diluted earnings per share, as the inclusion of the potential common shares would have had an anti-dilutive effect on loss from continuing operations. In addition, options to purchase 1,173,650 shares of common stock at exercise prices ranging from $0.32 to $24.10 per share outstanding for the three months ended September 30, 2013, were not included in diluted net income per share, as the impact to diluted net income per share is anti-dilutive.

(6) Revenue Recognition

Astrotech recognizes revenue employing several generally accepted revenue recognition methodologies across its business unit. The methodology used is based on contract type and the manner in which products and services are provided.

Revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when pervasive evidence of an arrangement exists, delivery has occurred or services have been provided, and collectibility is reasonably assured.

(7) Debt

In October 2010, our former ASO business entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan was to terminate in October 2015, and the $3.0 million revolving credit facility expired in October 2012. The bank financing facilities were secured by the assets of our former ASO business, including accounts receivable, and required us to comply with designated covenants. On August 22, 2014, the Company used a portion of the proceeds from the Asset Sale to pay off the outstanding balance of its term loan of $5.7 million, which is reported in the statement of cash flows as discontinued operations. The Company has no outstanding bank debt as of September 30, 2014.

(8) Fair Value Measurement

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

On August 22, 2014, the Company used a portion of the proceeds from the Asset Sale to pay off the outstanding balance of its term loan of $5.7 million.

The following table presents the carrying amounts, estimated fair values and valuation input levels of certain of the Company’s financial instruments as of September 30, 2014 and June 30, 2014 (in thousands):

	September 30, 2014		June 30, 2014
	Carrying	Fair	Carrying	Fair	Valuation
	Amount	Value	Amount	Value	Inputs
Note Payable	$—	$—	$5,655	$5,655	Level 2

The carrying amounts of the Company’s Level 1 securities include cash and cash equivalents. The Company has no Level 2 or Level 3 assets or liabilities.

(9) Credit Risk Concentration Involving Cash

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation (“FDIC”) of $250,000 per depositor. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what we believe to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(10) State of Texas Funding

In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to provide mass spectrometry analytics in real-time for explosive device detection in airports and the battlefield, industrial quality and process control, environmental field applications and laboratory research.

The proceeds from the award could only be used to fund development of the Miniature Chemical Detector at 1st Detect, not for repaying existing debt or for use in other Company subsidiaries. In exchange for the award, 1st Detect granted a common stock purchase right and a note payable to the State of Texas. The economic substance of the transaction was that the State of Texas had purchased shares of 1st Detect in exchange for the granted award. The note, which was treated economically as purchased shares and reflected in the equity section of the condensed consolidated balance sheet, equaled the disbursements to 1st Detect to date and accrued interest at 8% per year. On August 28, 2014, 1st Detect settled the funding and common stock repurchase right with a payment of $2.3 million. The Company has accounted for the difference between the $2.3 million paid and the $1.8 million received as a deemed dividend in its calculation of earnings per share.

(11) Equity and Other Long Term Incentive Plans

The 1994 Plan (“1994 Plan”)

Under the terms of the 1994 Plan, the number and price of the stock incentive awards granted to employees is determined by the Board of Directors and such grants vest, in most cases, incrementally over a period of four years and expire no more than ten years after the date of grant. At the time of approval, 395,000 shares of our common stock were reserved for issuance under this plan. As of September 30, 2014, there are no shares available for grant. Based on the terms of the 1994 Plan, no awards shall be granted more than ten years after the effective date of the plan unless amended.

The Directors’ Stock Option Plan (“Director’s Plan”)

Options under the Director’s Plan vest after one year and expire seven years from the date of grant. At the time of approval, 50,000 shares of our common stock were reserved for issuance under this plan. As of September 30, 2014, there are 45,000 shares available for future grant.

2008 Stock Incentive Plan (“2008 Plan”)

The 2008 Plan was created to promote growth of the Company by aligning the long-term financial success of the Company with the employees, directors and consultants. At the time of approval, 5,500,000 shares of our common stock were reserved for issuance under this plan. The 2008 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock options, stock appreciation rights (“SARs”) and restricted stock to employees, directors and consultants of the Company. Stock options previously awarded vested upon the Company’s stock achieving a closing price of $1.63 on October 21, 2013, and expire ten years from grant date or upon employee or director termination. Restricted shares awarded will vest 33.33% per year over a three year period and expire upon employee or director termination. There have been no SARs granted under the 2008 Plan. As of September 30, 2014, there are 362,501 shares available for grant under the 2008 Plan.

2011 Stock Incentive Plan (“2011 Plan”)

The 2011 Plan was designed to increase shareholder value by compensating employees over the long term. The plan is to be used to promote long-term financial success and execution of our business strategy. At the time of approval, 1,750,000 shares of our common stock were reserved for issuance under this plan. On June 26, 2014, an additional 2,000,000 shares of our common stock were approved for issuance under this plan. The 2011 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock options, SARs and restricted stock to employees, directors and consultants of the Company. Stock options previously awarded vested upon the Company’s stock achieving a closing price of $1.63 on October 21, 2013, and expire ten years from the grant date or upon employee or director termination. There have been no SARs or restricted stock granted under the 2011 Plan. As of September 30, 2014, there are 3,266,000 shares available for grant under the 2011 Plan.

At September 30, 2014, 3,673,501 shares of Common Stock were reserved for future grants of stock incentive grants under the Company’s four stock incentive plans.

(12) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2014, the Company has established a full valuation allowance against all of its net deferred tax assets to the extent they will not be utilized to offset the gain and income from discontinued operations.

To the extent that a loss or credit carryover can be utilized to offset the gain and income from discontinued operations, it has been recognized as a tax benefit to be applied against the current tax otherwise resulting from discontinued operations.

To the extent that a taxable loss from the current year can be utilized to offset the tax otherwise resulting from discontinued operations, it has been recognized as a tax benefit from continuing operations.

The disposition of the ASO business resulted in the recognition of a taxable gain of approximately $27.0 million. The Company will utilize losses generated during its current fiscal year ending June 30, 2015, as well as loss carryovers and credits that are unrestricted by IRC Section 382 (which limits the utilization of loss carryovers). As of September 30, 2014, the Company expects that it will be able to offset all but $2.8 million of the gain. Any additional losses incurred during the current fiscal year ending June 30, 2015, will reduce the taxable gain and the taxes associated with that gain. The Company is currently unable to reasonably estimate the impact of any additional losses that may occur during the remainder of its fiscal year ending June 30, 2015. As of September 30, 2014, it is expected that the net federal and state tax impact of the disposition gain (net of the losses incurred during the three months ended September 30, 2014, and the tax attribute carryovers from prior years) is $1.1 million.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company has an unrecognized tax benefit of $0.1 million for the three months ended September 30, 2014 and 2013.

For the three months ended September 30, 2014 and 2013, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

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

Litigation, Investigations and Audits – We are not party to, nor are our properties the subject of, any material pending legal proceedings, other than as set forth below:

Astrotech was named as a party to a suit filed in the Circuit Court of the Eighteenth Judicial Circuit for Brevard County, Florida. This was an action for foreclosure of certain real estate and for debt. The Company was named as a party because it held an inferior lien against the property at issue and had to be named in the foreclosure action. No monetary relief was requested from Astrotech at the time. During the three months ended September 30, 2014, the Company received a lump sum payment of $50 thousand, less legal fees, along with a release of liability in exchange for a release of its inferior mortgage. In October 2014, the underlying lawsuit was voluntarily dismissed and the case was closed.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:

•	The effect of economic conditions in the United States or other nations that could impact our ability to sell our products and services or gain customers;

•	Our ability to raise sufficient capital to meet our long and short-term liquidity requirements;

•	Our ability to successfully pursue our business plan and execute our strategy;

•	Whether we will fully realize the economic benefits under our customer contracts;

•	Technological difficulties and potential legal claims arising from any technological difficulties;

•	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by governmental or commercial customers;

•	Uncertainty in government funding and support for key programs, grant opportunities or procurements;

•	The impact of competition on our ability to win new contracts;

•	Uncertainty in securing reliable and consistent access to space, including the International Space Station (“ISS”);

•	Delays in the timing of performance under our contracts; and

•	Our ability to meet technological development milestones and overcome development challenges.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, therefore we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our 2014 Annual Report on 10-K, elsewhere in this Quarterly Report on Form 10-Q or in the documents incorporated by reference herein. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the Securities and Exchange Commission (“SEC”) or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Quarterly Report on Form 10-Q and in prior or subsequent communications.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report.

Business Overview

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us” or “our”), a Washington corporation, is a company that was formed in 1984 to leverage the environment of space for commercial purposes. For 30 years, the Company remained a crucial player in space commerce activities which supported the launch of 23 shuttle missions and more than 300 spacecraft. We currently prepare and process scientific research in microgravity and develop and manufacture sophisticated, next generation chemical sensor equipment.

On August 22, 2014, the Company completed the previously announced sale (“Asset Sale”) of substantially all of its assets used to conduct the Company's former Astrotech Space Operations (“ASO”) business unit (“the ASO business”) to Lockheed Martin Corporation for an agreed upon purchase price of $61.0 million, less a working capital adjustment. As of September 30, 2014, the estimated purchase price is $59.3 million, which includes a working capital adjustment of $1.7 million. As of September 30, 2014, the Company has received cash of $52.6 million and has recorded receivables of $0.6 million for the working capital holdback, which is classified in other current assets, and $6.1 million for the indemnity holdback. The working capital holdback will be settled in the next twelve months, once both sides agree on the final net working capital amount as of the date of the transaction. The indemnity holdback is being held in escrow under the terms of an escrow agreement until February 2016 (the 18-month anniversary of the consummation of the transaction). The Company believes it will fully realize the indemnity holdback in February 2016. Our former ASO business consists of (i) ownership, operation and maintenance of spacecraft processing facilities in Titusville, Florida and Vandenberg Air Force Base, California (“VAFB”), (ii) supporting government and commercial customers processing complex communication, earth observation and deep space satellite launches, (iii) designing and building spacecraft processing equipment and facilities and (iv) providing propellant services including designing, building and testing propellant service equipment for fueling spacecraft.

With the sale of the Company’s former ASO business, the Company now operates a single reportable business unit, Spacetech, and its efforts are focused on the following:

•	Working with development partners to build industry specific applications using our sensor equipment;

•	Enhancing the capabilities of our sensors;

•	Commercializing unique space-based technologies;

•	Developing next generation vaccines using the unique environment of microgravity.

Spacetech

Spacetech is a technology incubator designed to commercialize space-industry technologies. Spacetech is currently pursuing two distinct opportunities:

1st Detect

1st Detect develops, manufactures and sells ultra-small mass spectrometers and related equipment. Mass spectrometers, in general, measure the mass and relative abundance of ions in a sample to create a “mass spectrum”. This resulting mass spectrum is a unique fingerprint that can be compared to a reference library of mass spectra to verify the identity of a sample. Mass spectrometers can identify chemicals with more accuracy and precision than competing instruments given their extreme sensitivity and specificity and they are a staple of almost all analytical laboratories. By leveraging technology initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station (“ISS”), the Company has developed a series of instruments that are significantly smaller, lighter, faster and less expensive than competing mass spectrometers, and significantly more sensitive and accurate than other competing chemical detectors at a lower price point. Our efforts have resulted in a technology that can provide mass spectrometry analytics in real-time for explosive device detection in airports and the battlefield, industrial quality and process control, environmental field applications and laboratory research.

The MMS-1000TM is a small, low power mass spectrometer designed initially for the laboratory market. The unique design of this unit enables mass spectrometric quality chemical analysis in a small package (about the size of a shoebox) that requires less power than a typical light bulb. This allows high quality chemical analysis to be performed in locations where mass spectrometers have not been used before, such as directly on the factory floor or in the battlefield, without compromising the quality of the analysis. The OEM-1000 is a mass spectrometer component that is designed to be integrated into customers’ complementary technology. The OEM-1000 has recently been integrated into a Thermogravimetric Analyzer (“TGA”) manufactured by RIGAKU of Tokyo, Japan, one of the leading instrumentation companies in Asia. The integrated instrument named Thermo iMS2 is the world’s first integrated TGA with MS/MS capabilities and is expected to be well received by the international research and development markets.

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

Business Developments

Sale of Astrotech Space Operations business (“Asset Sale”)

On August 22, 2014, the Company completed the previously announced sale of substantially all of its assets used to conduct the Company's former ASO business unit to Lockheed Martin Corporation for an agreed upon purchase price of $61.0 million, less a working capital adjustment. As of September 30, 2014, the estimated purchase price is $59.3 million, which includes a working capital adjustment of $1.7 million. As of September 30, 2014, the Company has received cash of $52.6 million and has recorded receivables of $0.6 million for the working capital holdback, which is classified in other current assets, and $6.1 million for the indemnity holdback. The working capital holdback will be settled in the next twelve months, once both sides agree on the final net working capital amount as of the date of the transaction. The indemnity holdback is being held in escrow under the terms of an escrow agreement until February 2016 (the 18-month anniversary of the consummation of the transaction). The Company expects to fully realize the indemnity holdback in February 2016. Our former ASO business consists of (i) ownership, operation and maintenance of spacecraft processing facilities in Titusville, Florida and Vandenberg Air Force Base, California (“VAFB”), (ii) supporting government and commercial customers processing complex communication, earth observation and deep space satellite launches, (iii) designing and building spacecraft processing equipment and facilities and (iv) providing propellant services including designing, building and testing propellant service equipment for fueling spacecraft.

During the first quarter of fiscal 2015, we recorded a pre-tax gain of $25.6 million ($23.7 million, after tax) on the Asset Sale. All of the operations of our former ASO business, which were previously reported within our former ASO business unit segment, have been reclassified as discontinued operations in our unaudited condensed consolidated financial statements for the quarter ended September 30, 2014 and 2013 and as of June 30, 2014. See Note 2 to our unaudited condensed consolidated financial statements for more information regarding the Asset Sale and the use of related proceeds.

Payoff of Term Loan

On August 22, 2014, the Company used a portion of the proceeds from the Asset Sale to pay off the outstanding balance of its term loan of $5.7 million. The Company has no outstanding bank debt as of September 30, 2014.

Payoff of Texas Emerging Technology Fund Award

On August 28, 2014, the Company used a portion of the proceeds from the Asset Sale to settle its funding from the State of Texas Emerging Technology Fund for $2.3 million.

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

With the sale of our former ASO business unit, several of our critical accounting policies will no longer be applicable in subsequent fiscal years. Management will update its disclosure of our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K.

Results of Operations

Quarter ended September 30, 2014 compared to Quarter ended September 30, 2013:

Selected consolidated financial data for the quarter ended September 30, 2014 and 2013 is as follows (dollars in thousands):

	Quarter Ended September 30,
	2014	2013
Revenue	$320	$—
Cost of revenue	277	—
Gross profit	43	—
Gross margin	13%	—%
Selling, general and administrative	1,960	1,551
Research and development	692	805
Operating expenses	$2,652	$2,356
Interest and other expense, net	(12)	(12)
Income tax benefit	(1,325)	(1,173)
Loss from continuing operations	$1,272	$1,171
Discontinued operations
Income from operations of former ASO business	26,933	3,352
Income tax expense	(2,378)	(1,173)
Income from discontinued operations	$24,555	$2,179
Net income	$23,283	$1,008
Less: Net loss attributable to noncontrolling interest	—	(245)
Net income attributable to Astrotech Corporation	$23,283	$1,253

Revenue – Total revenue increased $320 thousand during the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 due to the first phase of a new subcontract agreement with a third party on the Next Generation Chemical Detector (“NGCD”) program.

Gross Profit – Gross profit increased $43 thousand during the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 due to our increase in revenue as described above.

Operating Expenses – Our operating expenses increased $296 thousand, or 12.6%, during the first quarter of fiscal 2015 compared to the same period in the prior fiscal year. Significant changes to operating expenses included the following:

•	Selling, general and administrative expense increased by $409 thousand primarily driven by transaction-related costs within our Corporate operations, as well as higher employee-related costs due to additional headcount within our 1st Detect business unit.

•	Research and development expense decreased by $113 thousand primarily driven by a shift of direct material and labor costs to cost of revenue and lower subcontractor costs due to higher employee headcount, offset by higher R&D material costs, new software licensing, and increased utilities expense.

Income Taxes on Continuing Operations – Our income tax benefit increased $152 thousand due to lower losses on continuing operations during the first quarter of fiscal 2015 compared to the same period in the prior fiscal year.

Discontinued Operations – Discontinued operations includes the reclassification of operations of the Company’s former ASO business unit for the three months ended September 30, 2013. Income from discontinued operations increased $22.4 million during the first quarter of fiscal 2015 compared to the same period in the prior year. Significant changes included the following:

•	Gain on the Asset Sale of $25.6 million ($23.7 million after-tax) which reflects the excess of the sum of the cash proceeds received over the net book value of the net assets of the Company’s former ASO business unit.

•	Operating income from discontinued operations decreased by $2.0 million as our former ASO business unit’s operating results were only included through August 21, 2014 in the three months ended September 30, 2014, compared to a full quarter in the three months ended September 30, 2013.

•	Income tax expense increased $1.2 million primarily driven by taxes of $1.9 million on the gain of the Asset Sale, offset by a decrease in operating income tax expense of $0.6 million related to the shorter period of operations during the first quarter of fiscal 2015 compared to the same period in the prior fiscal year.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents (in thousands):

	Three Months Ended September 30,
	2014	2013	change
Cash flows from continuing operations:
Net cash used in operating activities	$(1,749)	$(1,249)	$(500)
Net cash used in investing activities	(46)	(41)	(5)
Net cash used in financing activities	(2,331)	—	(2,331)
Net cash used in continuing operations	(4,126)	(1,290)	(2,836)

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	(1,370)	208	(1,578)
Net cash provided by investing activities	52,591	499	52,092
Net cash used in financing activities	(5,655)	(95)	(5,560)
Net cash provided by discontinued operations	45,566	612	44,954

Net change in cash and cash equivalents	$41,440	$(678)	$42,118

Cash and Cash Equivalents

At September 30, 2014, we had cash and cash equivalents of $45.3 million and our working capital was approximately $44.1 million. At September 30, 2013, we had cash and cash equivalents of $4.4 million and our working capital was approximately $3.6 million. Net change in cash and cash equivalents increased by approximately $42.1 million during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due to the sale of our former ASO business.

Operating Activities

Net cash used in operating activities from continuing operations increased to $1.7 million for the three months ended September 30, 2014 compared to $1.2 million for the three months ended September 30, 2013, which was primarily the result of a net income tax liability of $1.1 million associated with both the losses on our current operations and the gain on the sale of our former ASO business unit as the ASO business unit’s operating results were only included through August 21, 2014 in the three months ended September 30, 2014, offset by larger decreases in accrued expenses compared to the same period in the prior fiscal year.

Net cash used in operating activities from discontinued operations was $1.4 million for the three months ended September 30, 2014 compared to net cash provided by operating activities from discontinued operations of $0.2 million for the three months ended September 30, 2013. The change was related to the sale of our former ASO business unit prior to the end of our fiscal quarter.

Investing Activities

Cash used in investing activities from continuing operations for the three months ended September 30, 2014 did not change significantly compared to the three months ended September 30, 2013.

Cash provided by investing activities from discontinued operations increased to $52.6 million for the three months ended September 30, 2014 compared to $0.5 million for the three months ended September 30, 2013, which was due to the sale of our former ASO business.

Financing Activities

Cash used in financing activities from continuing operations increased $2.3 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was due to the payoff of funding from the State of Texas Emerging Technology Fund for $2.3 million.

Cash used in financing activities from discontinued operations increased to $5.7 million for the three months ended September 30, 2014 compared to $0.1 million for the three months ended September 30, 2013. This increase was related to the payoff of our term loan that was secured by the assets of our former ASO business unit.

Debt

Credit Facilities

In October 2010, our former ASO business entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan was to terminate in October 2015, and the $3.0 million revolving credit facility expired in October 2012. On August 22, 2014, the Company used a portion of the proceeds from the sale of its former ASO business to pay off the outstanding balance of its term loan of $5.7 million.

Liquidity

At September 30, 2014, we had cash and cash equivalents of $45.3 million and our working capital was approximately $44.1 million.

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the need to acquire licenses to new technology, costs associated with increasing our manufacturing and development facilities, costs associated with strategic acquisitions including integration costs and assumed liabilities, litigation expense, the status of competitive products and potential cost associated with both protecting and defending our intellectual property. In addition, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2015. We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming year. Factors that could affect our capital requirements, in addition to those listed above, include continued collections of accounts receivable consistent with our historical experience and our ability to manage product development efforts.

On August 22, 2014, the Company completed the sale of substantially all of its assets used to conduct the Company's Astrotech Space Operations business unit to Lockheed Martin Corporation for an agreed upon purchase price of $61.0 million, less a working capital adjustment. As of September 30, 2014, the estimated purchase price is $59.3 million, which includes a working capital adjustment of $1.7 million. As of September 30, 2014, the Company has received cash of $52.6 million and has recorded receivables of $0.6 million for the working capital holdback and $6.1 million for the indemnity holdback. The working capital holdback will be settled in the next twelve months, once both sides agree on the final net working capital amount as of the date of the transaction. The indemnity holdback is being held in escrow under the terms of an escrow agreement until February 2016 (the 18-month anniversary of the consummation of the transaction). A portion of the proceeds from the sale were used to pay off the term loan of $5.7 million and to settle the Company’s funding from the State of Texas Emerging Technology Fund for $2.3 million. The remaining funds will fund current operations and support strategies for our remaining business unit, Spacetech.

We believe we have sufficient liquidity to continue to fund our operating expenses, capital requirements and other expected liquidity requirements over the next fiscal year.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2014, the Company has established a full valuation allowance against all of its net deferred tax assets to the extent they will not be utilized to offset the gain and income from discontinued operations.

To the extent that a loss or credit carryover can be utilized to offset the gain and income from discontinued operations, it has been recognized as a tax benefit to be applied against the current tax otherwise resulting from discontinued operations.

To the extent that a taxable loss from the current year can be utilized to offset the tax otherwise resulting from discontinued operations, it has been recognized as a tax benefit from continuing operations.

The disposition of the ASO business resulted in the recognition of a taxable gain of approximately $27.0 million. The Company will utilize losses generated during its current fiscal year ending June 30, 2015, as well as loss carryovers and credits that are unrestricted by IRC Section 382 (which limits the utilization of loss carryovers). As of September 30, 2014, the Company expects that it will be able to offset all but $2.8 million of the gain. Any additional losses incurred during the current fiscal year ending June 30, 2015 will reduce the taxable gain and the taxes associated with that gain. The Company is currently unable to reasonably estimate the impact of any additional losses that may occur during the remainder of its fiscal year ending June 30, 2015. As of September 30, 2014, it is expected that the net federal and state tax impact of the disposition gain (net of the losses incurred during the three months ended September 30, 2014, and the tax attribute carryovers from prior years) is $1.1 million.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company has an unrecognized tax benefit of $0.1 million for the three months ended September 30, 2014 and 2013.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party from time to time to certain claims, litigation, audits and investigations. Potential liabilities associated with these types of proceedings could have a material impact on our financial position, results of operations or cash flows.

Astrotech was named as a party to a suit filed in the Circuit Court of the Eighteenth Judicial Circuit for Brevard County, Florida. This was an action for foreclosure of certain real estate and for debt. The Company was named as a party because it held an inferior lien against the property at issue and had to be named in the foreclosure action. No monetary relief was requested from Astrotech at the time. During the three months ended September 30, 2014, the Company received a lump sum payment of $50 thousand, less legal fees, along with a release of liability in exchange for a release of its inferior mortgage. In October 2014, the underlying lawsuit was voluntarily dismissed and the case was closed.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2014, we did not issue any unregistered securities or repurchase any of our securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2014, formatted in eXtensible Business Reporting Language: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Notes to Unaudited Condensed Consolidated Financial Statements.(1)

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

Astrotech Corporation

Date: November 14, 2014	/s/ Eric Stober
Eric Stober
Chief Financial Officer

