Form 10-Q
period 2014-12-31
ASTROTECH Corp \WA\
filed 2015-02-17
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of February 10, 2015, the number of shares of the registrant’s common stock outstanding was: 20,013,787

ASTROTECH CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2014	June 30, 2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,790	$3,831
Short-term investments	35,580	—
Accounts receivable, net of allowance	55	59
Prepaid expenses and other current assets	993	389
Discontinued operations – current assets	—	1,405
Total current assets	43,418	5,684
Property and equipment, net	1,154	1,211
Indemnity receivable	6,100	—
Discontinued operations – net of current assets	—	33,887
Total assets	$50,672	$40,782

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$300	$996
Accrued liabilities and other	1,201	1,753
Income tax payable	448	—
Discontinued operations – current liabilities	—	7,344
Total current liabilities	1,949	10,093
Other liabilities	127	152
Discontinued operations – net of current liabilities	—	237
Total liabilities	2,076	10,482

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 authorized shares, no issued and outstanding shares, at December 31, 2014 and June 30, 2014	—	—
Common stock, no par value, 75,000,000 shares authorized; 20,013,787 and 19,856,454 shares issued at December 31, 2014 and June 30, 2014	184,089	183,866
Treasury stock, 470,460 shares at cost	(641)	(237)
Additional paid-in capital	1,088	1,671
Accumulated deficit	(135,940)	(156,800)
Noncontrolling interest	—	1,800
Total stockholders’ equity	48,596	30,300
Total liabilities and stockholders’ equity	$50,672	$40,782

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Revenue	$4	$82	$324	$82
Cost of revenue	4	—	281	—
Gross profit	—	82	43	82
Operating expenses:
Selling, general and administrative	2,012	2,023	3,972	3,575
Research and development	984	350	1,676	1,156
Total operating expenses	2,996	2,373	5,648	4,731
Loss from operations	(2,996)	(2,291)	(5,605)	(4,649)
Other income (expense), net	24	(1)	36	11
Loss from continuing operations before income taxes	(2,972)	(2,292)	(5,569)	(4,638)
Income tax benefit	734	557	2,059	1,730
Loss from continuing operations	(2,238)	(1,735)	(3,510)	(2,908)
Discontinued operations (Note 3)
Income (loss) from operations of ASO business (including gain from sale of $25.6 million)	—	(475)	26,933	2,877
Income tax expense	(184)	(564)	(2,562)	(1,736)
Income (loss) on discontinued operations	(184)	(1,039)	24,371	1,141
Net (loss) income	(2,422)	(2,774)	20,861	(1,767)
Less: Net loss attributable to noncontrolling interest	—	(220)	—	(466)
Net (loss) income attributable to Astrotech Corporation	$(2,422)	$(2,554)	$20,861	$(1,301)

Amounts attributable to Astrotech Corporation:
Loss from continuing operations, net of tax	$(2,238)	$(1,515)	$(3,510)	$(2,442)
Income (loss) from discontinued operations, net of tax	(184)	(1,039)	24,371	1,141
Net (loss) income attributable to Astrotech Corporation	$(2,422)	$(2,554)	$20,861	$(1,301)

Weighted average common shares outstanding:
Basic and diluted	19,637	19,479	19,593	19,476

Basic and diluted net income (loss) per common share:
Net loss attributable to Astrotech Corporation from continuing operations	$(0.11)	$(0.08)	$(0.20)	$(0.13)
Net income (loss) from discontinued operations	(0.01)	(0.05)	1.24	0.06
Net (loss) income attributable to Astrotech Corporation	$(0.12)	$(0.13)	$1.04	$(0.07)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended December 31,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$20,861	$(1,767)
Less: Income from discontinued operations	(24,371)	(1,141)
Net loss from continuing operations	(3,510)	(2,908)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation	4	605
Depreciation and amortization	150	151
Changes in assets and liabilities:
Accounts receivable	4	132
Accounts payable	(696)	(101)
Other assets and liabilities	(558)	(295)
Income tax	448	—
Net cash used in operating activities-continuing operations	(4,158)	(2,416)
Net cash (used in) provided by operating activities-discontinued operations	(1,553)	3,384
Net cash (used in) provided by operating activities	(5,711)	968

Cash flows from investing activities:
Purchases of short-term investments	(35,580)	—
Purchases of property and equipment, net	(118)	(94)
Net cash used in investing activities-continuing operations	(35,698)	(94)
Net cash provided by investing activities-discontinued operations	52,591	880
Net cash provided by investing activities	16,893	786

Cash flows from financing activities:
Repayment of State of Texas funding, including deemed dividend	(2,331)	—
Payments for share buyback program	(404)	—
Proceeds from common stock issuance	167	—
Net cash used in financing activities-continuing operations	(2,568)	—
Net cash used in financing activities-discontinued operations	(5,655)	(191)
Net cash used in financing activities	(8,223)	(191)

Net change in cash and cash equivalents	2,959	1,563
Cash and cash equivalents at beginning of period	3,831	5,096
Cash and cash equivalents at end of period	$6,790	$6,659

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) General Information

Description of the Company – Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us” or “our”), a Washington corporation, is a company that was formed in 1984 to leverage the environment of space for commercial purposes. For 30 years, the Company remained a crucial player in space commerce activities which supported the launch of 23 shuttle missions and more than 300 spacecraft. We currently prepare and process scientific research in microgravity and develop and manufacture sophisticated, next generation chemical sensor equipment. We are also evaluating potential investment opportunities where we can leverage our significant operating experience to add considerable value.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by Astrotech Corporation in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

Discontinued Operations – On August 22, 2014, the Company completed the previously announced sale (“Asset Sale”) of substantially all of its assets used in the Company's former Astrotech Space Operations (“ASO”) business unit (the “ASO business”) to Lockheed Martin Corporation (the “Buyer”) for an agreed upon purchase price of $61.0 million, less a working capital adjustment. As of December 31, 2014, the Company has received cash of $52.6 million and has recorded receivables of $0.6 million for the working capital holdback and $6.1 million for the indemnity holdback. In connection with the sale of our former ASO business unit, the outstanding debt of ASO was repaid with a portion of the proceeds. The Company has no other debt outstanding as of December 31, 2014. The condensed consolidated financial statements separately report discontinued operations, reflecting the former ASO business, and the results of continuing operations. The condensed consolidated financial statements as of June 30, 2014 and for the three and six month periods ended December 31, 2013 have been reclassified to present the operations of the Company’s former ASO business unit as discontinued operations. Disclosures included herein pertain to the Company’s continuing operations unless noted otherwise (see Note 3 for more information).

Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU provides a single comprehensive revenue recognition model for all contracts with customers. The principle for recognizing revenue is clarified as the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides a five-step analysis to determine how revenue is recognized. The provisions of the ASU are effective for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of the pending adoption of this ASU on its financial statements as well as which method of adoption the Company will utilize.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the criteria for disposals to qualify as discontinued operations and requires new disclosures about disposals of both discontinued operations and certain other disposals that do not meet the new definition. Early adoption of this ASU is permitted and is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company is currently evaluating the impact of the pending adoption of this ASU on its financial statements but will adopt this standard in fiscal 2016.

Segment Information – With the sale of the ASO business, the Company now operates a single reportable business unit, Spacetech. Since the Company operates in one segment, all financial segment information required by FASB ASC 280 can be found in the condensed consolidated financial statements.

Spacetech is a technology incubator designed to commercialize space-industry technologies. This business unit is currently pursuing two distinct opportunities:

1st Detect

1st Detect develops, manufactures and sells ultra-small mass spectrometers and related equipment. Mass spectrometers, in general, measure the mass and relative abundance of ions in a sample to create a “mass spectrum”. This resulting mass spectrum is a unique fingerprint that can be compared to a reference library of mass spectra to verify the identity of a sample. Mass spectrometers can identify chemicals with more accuracy and precision than competing instruments given their extreme sensitivity and specificity and they are a staple of almost all analytical laboratories. By leveraging technology initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station (“ISS”), the Company has developed a series of instruments that are significantly smaller, lighter, faster and less expensive than competing mass spectrometers, and significantly more sensitive and accurate than other competing chemical detectors at a lower price point. Our efforts have resulted in a technology that has been or will be deployed in the following areas:

•	Explosive device detection in airports – our device has at least 100 times the specificity of the current generation of screening devices, meaning fewer false alarms and a higher probability of threat detection. Our solution also has better resolution, translating into detection of a broader range of compounds, which allows us to see not only traditional explosives, but also homemade and improvised explosives, an area where the current technology lags.
•	Military – our technology is extremely sensitive, so we can detect chemical warfare agents in much lower concentrations than incumbent technologies. The high level of specificity of our instrumentation not only improves detection of traditional threats, but also detects next generation chemical agents not easily detectable by current instrumentation. We expect that our products will be used to verify decontamination of previously contaminated sites and to positively identify a suspect compound following an alarm on a less sophisticated instrument.
•	Industrial process control – we are enabling cost effective real-time in situ mass spectrometer analysis for the first time. While competing technologies can alarm when there is an anomaly in a process, our technology can provide insights about those deviations where other instrumentation is limited.
•	Food & beverage – we are also enabling cost effective real-time in situ mass spectrometer analysis for the first time in the food and beverage industry. Not only does our instrumentation provide a full set of information to more thoroughly analyze results when there is a deviation in quality, but we provide objectivity that human taste testers cannot.
•	Semiconductor – our products are able to detect excursion events. Most incumbent technologies are tuned to look for a particular contaminant, but our instrument can warn of virtually any potential contaminant, making ours a much more robust solution.
•	Oil & gas – given the sensitivity and speed of our technology, we can detect smaller leaks sooner than the competition as well as more completely characterize production and potential production.
•	Laboratory research – our products are significantly less expensive than the competition and have a minimal footprint, making our products a great solution for entities with limited funding and counter space.
•	Petrochemical & refining – our products are able to provide real time information upon which automatic and/or humans may make consequential decisions regarding product quality, efficiency of production, and feedstock performance.

Our product portfolio currently consists of the following products:

•	MMS-1000™ - the MMS-1000™ is a small, low power desktop mass spectrometer designed for the laboratory market. The unique design of this unit enables fast, mass spectrometric quality chemical analysis but requires minimal benchtop space (about the size of a shoebox), requires less power than a typical light bulb, and unlike traditional instruments, requires no consumables or special infrastructure. It has been particularly well-received by the laboratory research marketplace.
•	OEM-1000 - the OEM-1000 is a mass spectrometer component that is designed to be integrated into customers specific packaging and enclosures, and is well-suited to be integrated with application specific sampling or separation technology. A variant, the OEM-1000PI has recently been integrated into a Thermogravimetric Analyzer (“TGA”) manufactured by RIGAKU Corp. of Tokyo, Japan, one of the leading instrumentation companies in Asia. The integrated instrument named Thermo iMS2 is the world’s first integrated TGA with MS/MS capabilities and is expected to be well-received by the international research and development markets. A further variant of the OEM-1000 has been selected by Battelle, a leading supplier of military chemical detection equipment, for integration into the Next Generation Chemical Detector, a program under development by the DOD’s Joint Program Executive for Chemical and Biological Defense.
•	iONTRAC – the iONTRAC is a process analyzer utilizing the same mass spectrometer technology as the MMS-1000™. The iONTRAC provides near real-time monitoring of industrial processes such as petrochemical processing, food & beverage manufacturing, and semiconductor cleanroom environmental monitoring. The instrument is designed to autonomously monitor processes and report conditions over industry standard factory management system (“FMS”) infrastructure.

Astrogenetix

Astrogenetix is a biotechnology company formed to commercialize products processed in the unique environment of microgravity. Astrogenetix pursued an aggressive space access strategy to take advantage of the NASA space shuttle program prior to its retirement in 2011. This strategy gave Astrogenetix unprecedented access to research in microgravity, as we flew experiments twelve times over a three year period. In collaboration with NASA, NASA has engaged leading vaccine development experts through a premier educational institution to independently evaluate Astrogenetix’s platform with specific direction to aid in the filing of an Investigational New Drug (“IND”) application for Salmonella. Given that NASA is providing much of the necessary funding for this research, additional investment in Astrogenetix has been scaled back considerably as efforts are concentrated on filing this IND. The team is also evaluating a vaccine target for Methicillin-Resistant Staphylococcus Aureus (“MRSA”) based on early discoveries made in microgravity. We have negotiated a Space Act Agreement with NASA for a minimum of twenty-eight additional space flights following the successful filing of the IND for Salmonella.

(2) Short-term Investments

The following tables summarize gains and losses related to our short-term investments designated as available-for-sale:

(In thousands)	December 31, 2014
		Gross		Gross	Service		Fair
	Adjusted Cost	Gain		Loss	Fee		Value
Mutual Funds	$35,580	$	*	$—	$	*	$35,580
Total	$35,580	$	*	$—	$	*	$35,580

Items denoted with * are less than one thousand.

(3) Discontinued Operations & Gain on the Sale of the ASO Business Unit

On August 22, 2014, the Company completed the previously announced sale of substantially all of its assets used in the Company's former ASO business unit to Lockheed Martin Corporation (the “Buyer”) for an agreed upon sales price of $61.0 million, less a working capital adjustment. As of December 31, 2014, the estimated sales price is $59.3 million, which includes a working capital adjustment of $1.7 million. As of December 31, 2014, the Company has received cash of $52.6 million and has recorded receivables of $0.6 million for the working capital holdback, which is classified in other current assets, and $6.1 million for the indemnity holdback. The working capital holdback will most likely be settled during the Company’s third quarter, once both sides agree on the final net working capital amount as of the date of the transaction. The indemnity holdback is being held in escrow under the terms of an escrow agreement until February 2016 (the 18-month anniversary of the consummation of the transaction). The Company believes it will fully realize the indemnity holdback in February 2016. The ASO business consisted of (i) ownership, operation and maintenance of spacecraft processing facilities in Titusville, Florida and Vandenberg Air Force Base, California (“VAFB”), (ii) supporting government and commercial customers processing complex communication, earth observation and deep space satellite launches, (iii) designing and building spacecraft processing equipment and facilities and (iv) providing propellant services including designing, building and testing propellant service equipment for fueling spacecraft.

Additionally, as part of the Asset Sale, the Company used a portion of the proceeds to pay off the outstanding balance of its term loan of $5.7 million, which was secured by assets of the ASO business. As such, 100% of interest expense on the debt was allocated to discontinued operations in the amount of $62 thousand and $127 thousand for the six months ended December 31, 2014 and 2013, respectively.

The sale of our former ASO business, which was previously reported within our former ASO business unit segment, resulted in a pre-tax gain of $25.6 million ($23.7 million after-tax) for the six months ended December 31, 2014. The pre-tax gain on this sale reflects the excess of the sum of the cash proceeds received over the net book value of the net assets of the Company’s former ASO business. The total pre-tax gain on the sale for the six months ended December 31, 2014, includes the following (in thousands):

Cash proceeds from the sale of the ASO business	$52,591
Receivable for working capital holdback	598
Receivable for indemnity holdback	6,100
Liabilities assumed by the Buyer	2,478
Net book value of assets sold	(36,175)
Other	38
Gain on sale of our former ASO business	$25,630

The Company and the Buyer entered into a transition services agreement to which the Company and the Buyer agreed to provide the other party with certain services, including, among others, services related to benefits, human resources and payroll administration, cash management, financial statements and compliance, each of a type currently provided by or for the Company or our former ASO business unit prior to the Asset Sale. Pursuant to the transition services agreement, the Company agreed to provide services to the Buyer for a period of up to one year and the Buyer agreed to provide services to the Company for a period of up to six months. Each party has the option to extend the term of the services provided by the other party for a period of one year. The services provided may be terminated by the party receiving such services on an individual basis upon 30 days’ notice to the providing party. The party receiving services shall pay the providing party, as consideration for such services, on a time and materials basis, fees based upon an agreed upon set fringe rate and fee rate and the salary of the employee of the providing party who is providing such services.

While we are a party to the transition services agreement, we have determined that the continuing cash flows generated by this agreement did not constitute significant continuing involvement in the operations of our former ASO business. As such, the net assets, operating results and cash flows related to our former ASO business have been separately reflected as discontinued operations for the three and six months ended December 31, 2014 and 2013.

The following table provides a reconciliation of the major assets and liabilities of our former ASO business to the amounts reported in the previously reported condensed consolidated balance sheet:

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

The following table provides a reconciliation of the major components of income of our former ASO business to the amounts reported in the consolidated statements of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Major line items constituting income of discontinued operations
Revenue	$—	$2,457	$2,807	$9,145
Cost of revenue	—	(2,682)	(1,313)	(5,767)
Selling, general and administrative	—	(187)	(128)	(374)
Other income (expense), net	—	(63)	(63)	(127)
Gain on sale of discontinued operations	—	—	25,630	—
Income tax expense	(184)	(564)	(2,562)	(1,736)
Income on discontinued operations	$(184)	$(1,039)	$24,371	$1,141

Revenue generated by our former ASO business unit payload processing facilities was recognized ratably over the occupancy period of the satellite while in those facilities from arrival through launch. Those contracts were firm fixed price mission specific contracts. The percentage-of-completion method was used for all contracts were incurred costs could be reasonably estimated and successful completion could be reasonably assured at inception. Changes in estimated costs to complete and provisions for contract losses were recognized in the period they become known. Below is a summary of revenue recognition methods under our former ASO business unit:

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

(4) Receivables – Working Capital and Indemnity Holdback Related to the Asset Sale

On August 22, 2014, the Company completed the Asset Sale. As of December 31, 2014, the estimated purchase price is $59.3 million, which includes a working capital adjustment of $1.7 million. As of December 31, 2014, the Company has received cash of $52.6 million and has recorded receivables of $0.6 million for the working capital holdback, which is classified in other current assets, and $6.1 million for the indemnity holdback.

The working capital holdback will be settled during the Company’s third quarter, once both sides agree on the final net working capital amount as of the date of the Asset Sale. If the final net working capital amount is greater than the estimated net working capital amount, the difference shall be paid to the Company by the Buyer with simple interest thereon from the closing date to the date of payment at a floating rate per annum equal to the Interest Rate and such payment shall include the adjustment holdback amount and interest from the closing date in the manner calculated for the difference. If the final net working capital amount is less than the estimated net working capital amount, the difference shall be paid to the Buyer by the Company with simple interest thereon from the closing date to the date of payment at a floating rate per annum equal to the Interest Rate first, out of the adjustment holdback amount, and if there are insufficient funds in the adjusted holdback amount, directly by the Company. Any such payment shall be made in immediately available funds not later than five business days after the determination of the final net working capital amount by wire transfer to a bank account designated in writing by the party entitled to receive the payment.

The indemnity holdback of $6.1 million is being held in escrow under the terms of an escrow agreement until February 2016 (the 18-month anniversary of the consummation of the Asset Sale). Within three business days after the 18-month anniversary of the closing of the Asset Sale, the then-available indemnity escrow holdback (less any pending Buyer claims), will be released and paid to the Company. The Company is currently not aware of any pending Buyer claims.

(5) Noncontrolling Interest

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

During June 2014, the Company completed an internal reorganization involving both 1st Detect and Astrogenetix which resulted in the two entities becoming wholly-owned subsidiaries of the Company, and which was effected through the relinquishment by certain employees of equity grants previously issued to them in 1st Detect and Astrogenetix. The noncontrolling interest balance of $1.8 million at June 30, 2014 represented an interest held by the State of Texas Emerging Technology Fund and was settled on August 28, 2014 for $2.3 million (see Note 11 for more information).

(6) Net Income (Loss) per Share

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Numerator:
Amounts attributable to Astrotech Corporation, basic and diluted:
Loss from continuing operations, net of tax	$(2,238)	$(1,515)	$(3,510)	$(2,442)
Income (loss) from discontinued operations, net of tax	(184)	(1,039)	24,371	1,141
Net (loss) income attributable to Astrotech Corporation	(2,422)	(2,554)	20,861	(1,301)
State of Texas deemed dividend (Note 11)	—	—	(531)	—
Net (loss) income attributable to Astrotech Corporation applicable to common shareholders	$(2,422)	$(2,554)	$20,330	$(1,301)

Denominator:
Denominator for basic net income (loss) per share attributable to Astrotech Corporation — weighted average common stock outstanding	19,637	19,479	19,593	19,476
Dilutive common stock equivalents — common stock options and share-based awards	—	—	—	—
Denominator for diluted net income (loss) per share attributable to Astrotech Corporation — weighted average common stock outstanding and dilutive common stock equivalents	19,637	19,479	19,593	19,476

Basic and diluted net income (loss) per common share:
Net loss attributable to Astrotech Corporation from continuing operations	$(0.11)	$(0.08)	$(0.20)	$(0.13)
Net (loss) income from discontinued operations	(0.01)	(0.05)	1.24	0.06
Net (loss) income attributable to Astrotech Corporation applicable to common shareholders	$(0.12)	$(0.13)	$1.04	$(0.07)

Options to purchase 1,018,750 shares of common stock at exercise prices ranging from $0.32 to $2.60 per share outstanding for the three and six months ended December 31, 2014 were not included in diluted net loss per share, as the inclusion of the potential common shares would have had an anti-dilutive effect on the loss from continuing operations.

(7) Revenue Recognition

Astrotech recognizes revenue employing several generally accepted revenue recognition methodologies. The methodology used is based on contract type and the manner in which products and services are provided.

Revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when pervasive evidence of an arrangement exists, delivery has occurred or services have been provided, and collectability is reasonably assured.

(8) Debt

In October 2010, our former ASO business entered into a financing facility with a commercial bank providing a $7.0 million term loan and a $3.0 million revolving credit facility. The $7.0 million term loan was to terminate in October 2015, and the $3.0 million revolving credit facility expired in October 2012. The bank financing facilities were secured by the assets of our former ASO business, including accounts receivable, and required us to comply with designated covenants. On August 22, 2014, the Company used a portion of the proceeds from the Asset Sale to pay off the outstanding balance of its term loan of $5.7 million, which is reported in the statement of cash flows as discontinued operations. The Company has no outstanding debt as of December 31, 2014.

(9) Fair Value Measurement

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

The following table presents the carrying amounts, estimated fair values and valuation input levels of certain Company’s financial instruments as of December 31, 2014 and June 30, 2014 (in thousands):

	December 31, 2014		June 30, 2014
	Carrying	Fair	Carrying	Fair	Valuation
	Amount	Value	Amount	Value	Inputs
Mutual Funds	$35,580	$35,580	$—	$—	Level 1
Note Payable	$—	$—	$5,655	$5,655	Level 2

The value of our available-for-sale short-term investments based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.

(10) Credit Risk Concentration Involving Cash

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

(12) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2014, the Company has established a full valuation allowance against all of its net deferred tax assets to the extent they will not be utilized to offset the gain and income from discontinued operations.

To the extent that a loss from continuing operations can be utilized to offset the income otherwise resulting from discontinued operations, it has been recognized as a tax benefit from continuing operations.  To the extent that a loss or credit carryover can be utilized to offset the income from discontinued operations, it has been recognized as a tax benefit from discontinued operations.

During the second quarter, the Company identified a reclassification in its intraperiod tax allocations between continuing and discontinued operations reported in the first quarter. During the first quarter, a portion of the valuation allowance benefit was included in continuing operations rather than in discontinued operations. As a result of the reclassification, the continuing operations tax benefit generated in the second quarter has been reduced by $352 thousand, the amount of additional benefit included in continuing operations in the first quarter. The total effective tax rate for continuing operations is approximately 37.0% fiscal year to date. This reclassification had no impact on total tax expense in either first or second quarter.

The disposition of the ASO business resulted in the recognition of a taxable gain of approximately $27.0 million. The Company will utilize losses generated during its current fiscal year ending June 30, 2015, as well as loss carryovers and credits that are unrestricted by IRC Section 382 (which limits the utilization of loss carryovers). As of December 31, 2014, the Company expects that it will be able to offset all but $2.2 million of the gain. Any additional losses incurred during the current fiscal year ending June 30, 2015, will reduce the taxable gain and the taxes associated with that gain. The Company is currently unable to reasonably estimate the impact of any additional losses that may occur during the remainder of its fiscal year ending June 30, 2015. As of December 31, 2014, the net federal and state tax impact of the disposition gain (net of the losses incurred during the six months ended December 31, 2014, and the tax attribute carryovers from prior years) is $0.5 million.

FASB ASC 740, Income Taxes (“FASB ASC 740”) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company has an unrecognized tax benefit of $0.1 million for the six months ended December 31, 2014 and 2013.

For the six months ended December 31, 2014 and 2013, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

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

Litigation, Investigations and Audits – We are not party to, nor are our properties the subject of, any material pending legal proceedings, other than as set forth below:

Astrotech was named as a party to a suit filed in the Circuit Court of the Eighteenth Judicial Circuit for Brevard County, Florida. This is an action for foreclosure of certain real estate and for debt. The Company was named as a party because it held an inferior lien against the property at issue and had to be named in the foreclosure action. No monetary relief was requested from Astrotech at the time. During the six months ended December 31, 2014, the Company received a lump sum payment of $50 thousand, less legal fees, along with a release of liability in exchange for a release of its inferior mortgage. In October 2014, the underlying lawsuit was voluntarily dismissed and the case was closed.

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, therefore we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our 2014 Annual Report on Form 10-K, elsewhere in this Quarterly Report on Form 10-Q or in the documents incorporated by reference herein. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the Securities and Exchange Commission (“SEC”) or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Quarterly Report on Form 10-Q and in prior or subsequent communications.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report.

Business Overview

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us” or “our”), a Washington corporation, is a company that was formed in 1984 to leverage the environment of space for commercial purposes. For 30 years, the Company remained a crucial player in space commerce activities, which supported the launch of 23 shuttle missions and more than 300 spacecraft. We currently prepare and process scientific research in microgravity and develop and manufacture sophisticated, next generation chemical sensor equipment. We are also evaluating potential investment opportunities where we can leverage our significant operating experience to add considerable value.

On August 22, 2014, the Company completed the previously announced sale (“Asset Sale”) of substantially all of its assets used in the Company's former Astrotech Space Operations (“ASO”) business unit (“the ASO business”) to Lockheed Martin Corporation for an agreed upon purchase price of $61.0 million, less a working capital adjustment. As of December 31, 2014, the estimated purchase price is $59.3 million, which includes a working capital adjustment of $1.7 million. As of December 31, 2014, the Company has received cash of $52.6 million and has recorded receivables of $0.6 million for the working capital holdback, which is classified in other current assets, and $6.1 million for the indemnity holdback. The working capital holdback will be settled during the Company’s third quarter, once both sides agree on the final net working capital amount as of the date of the transaction. The indemnity holdback is being held in escrow under the terms of an escrow agreement until February 2016 (the 18-month anniversary of the consummation of the transaction). The Company believes it will fully realize the indemnity holdback in February 2016. Our former ASO business consists of (i) ownership, operation and maintenance of spacecraft processing facilities in Titusville, Florida and Vandenberg Air Force Base, California (“VAFB”); (ii) supporting government and commercial customers processing complex communication, earth observation and deep space satellite launches; (iii) designing and building spacecraft processing equipment and facilities; and (iv) providing propellant services including designing, building and testing propellant service equipment for fueling spacecraft.

With the sale of the Company’s former ASO business, the Company now operates a single reportable business unit, Spacetech, and its efforts are focused on the following:

•      Working with development partners to build industry specific applications using our chemical detection mass spectrometry technology;

•      Enhancing and extending the capabilities and fields of use of our mass spectrometry technology;

•      Commercializing unique space and defense related technologies; and

•      Developing next generation vaccines using the unique environment of microgravity.

Spacetech

Spacetech is a technology incubator designed to commercialize space-industry technologies. Spacetech is currently pursuing two distinct opportunities:

1st Detect

1st Detect develops, manufactures and sells ultra-small mass spectrometers and related equipment. Mass spectrometers, in general, measure the mass and relative abundance of ions in a sample to create a “mass spectrum”. This resulting mass spectrum is a unique fingerprint that can be compared to a reference library of mass spectra to verify the identity of a sample. Mass spectrometers can identify chemicals with more accuracy and precision than competing instruments given their extreme sensitivity and specificity and they are a staple of almost all analytical laboratories. By leveraging technology initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station (“ISS”), the Company has developed a series of instruments that are significantly smaller, lighter, faster and less expensive than competing mass spectrometers, and significantly more sensitive and accurate than other competing chemical detectors at a lower price point. Our efforts have resulted in a technology that has been or will be deployed in the following areas:

•	Explosive device detection in airports – our device has at least 100 times the specificity of the current generation of screening devices, meaning fewer false alarms and a higher probability of threat detection. Our solution also has better resolution, translating into detection of a broader range of compounds, which allows us to see not only traditional explosives, but also homemade and improvised explosives, an area where the current technology lags.

•	Military – our technology is extremely sensitive, so we can detect chemical warfare agents in much lower concentrations than incumbent technologies. The high level of specificity of our instrumentation not only improves detection of traditional threats, but also detects next generation chemical agents not easily detectable by current instrumentation. We expect that our products will be used to verify decontamination of previously contaminated sites and to positively identify a suspect compound following an alarm on a less sophisticated instrument.
•	Industrial process control – we are enabling cost effective real-time in situ mass spectrometer analysis for the first time. While competing technologies can alarm when there is an anomaly in a process, our technology can provide insights about those deviations where other instrumentation is limited.
•	Food & beverage – we are also enabling cost effective real-time in situ mass spectrometer analysis for the first time in the food and beverage industry. Not only does our instrumentation provide a full set of information to more thoroughly analyze results when there is a deviation in quality, but we provide objectivity that human taste testers cannot.
•	Semiconductor – our products are able to detect excursion events. Most incumbent technologies are tuned to look for a particular contaminant, but our instrument can warn of virtually any potential contaminant, making ours a much more robust solution.
•	Oil & gas – given the sensitivity and speed of our technology, we can detect smaller leaks sooner than the competition as well as more completely characterize production and potential production.
•	Laboratory research – our products are significantly less expensive than the competition and have a minimal footprint, making our products a great solution for entities with limited funding and counter space.
•	Petrochemical & refining – our products are able to provide real time information upon which automatic and/or humans may make consequential decisions regarding product quality, efficiency of production, and feedstock performance.

Our product portfolio currently consists of the following products:

•	MMS-1000™ - the MMS-1000™ is a small, low power desktop mass spectrometer designed for the laboratory market. The unique design of this unit enables fast, mass spectrometric quality chemical analysis but requires minimal benchtop space (about the size of a shoebox), requires less power than a typical light bulb, and unlike traditional instruments, requires no consumables or special infrastructure. It has been particularly well-received by the laboratory research marketplace.
•	OEM-1000 - the OEM-1000 is a mass spectrometer component that is designed to be integrated into customers specific packaging and enclosures, and is well-suited to be integrated with application specific sampling or separation technology. A variant, the OEM-1000PI has recently been integrated into a Thermogravimetric Analyzer (“TGA”) manufactured by RIGAKU Corp. of Tokyo, Japan, one of the leading instrumentation companies in Asia. The integrated instrument named Thermo iMS2 is the world’s first integrated TGA with MS/MS capabilities and is expected to be well-received by the international research and development markets. A further variant of the OEM-1000 has been selected by Battelle, a leading supplier of military chemical detection equipment, for integration into the Next Generation Chemical Detector, a program under development by the DOD’s Joint Program Executive for Chemical and Biological Defense.
•	iONTRAC – the iONTRAC is a process analyzer utilizing the same mass spectrometer technology as the MMS-1000™. The iONTRAC provides near real-time monitoring of industrial processes such as petrochemical processing, food & beverage manufacturing, and semiconductor cleanroom environmental monitoring. The instrument is designed to autonomously monitor processes and report conditions over industry standard factory management system (“FMS”) infrastructure.

Astrogenetix

Astrogenetix is a biotechnology company formed to commercialize products processed in the unique environment of microgravity. Astrogenetix pursued an aggressive space access strategy to take advantage of the NASA space shuttle program prior to its retirement in 2011. This strategy gave Astrogenetix unprecedented access to research in microgravity, as we flew experiments twelve times over a three year period. In collaboration with NASA, NASA has engaged leading vaccine development experts through a premier educational institution to independently evaluate Astrogenetix’s platform with specific direction to aid in the filing of an Investigational New Drug (“IND”) application for Salmonella. Given that NASA is providing much of the necessary funding for this research, additional investment in Astrogenetix has been scaled back considerably as efforts are concentrated on filing this IND. The team is also evaluating a vaccine target for Methicillin-Resistant Staphylococcus Aureus (“MRSA”) based on early discoveries made in microgravity. We have negotiated a Space

Act Agreement with NASA for a minimum of twenty-eight additional space flights following the successful filing of the IND for Salmonella.

Business Developments

Sale of Astrotech Space Operations business (“Asset Sale”)

On August 22, 2014, the Company completed the Asset Sale. As of December 31, 2014, the estimated purchase price is $59.3 million, which includes a working capital adjustment of $1.7 million. As of December 31, 2014, the Company has received cash of $52.6 million and has recorded receivables of $0.6 million for the working capital holdback, which is classified in other current assets, and $6.1 million for the indemnity holdback. The working capital holdback will most likely be settled in the next quarter, once both sides agree on the final net working capital amount as of the date of the transaction. The indemnity holdback is being held in escrow under the terms of an escrow agreement until February 2016 (the 18-month anniversary of the consummation of the transaction). The Company expects to fully realize the indemnity holdback in February 2016. Our former ASO business consists of (i) ownership, operation and maintenance of spacecraft processing facilities in Titusville, Florida and Vandenberg Air Force Base, California (“VAFB”); (ii) supporting government and commercial customers processing complex communication, earth observation and deep space satellite launches; (iii) designing and building spacecraft processing equipment and facilities; and (iv) providing propellant services including designing, building and testing propellant service equipment for fueling spacecraft.

During the first quarter of fiscal 2015, we recorded a pre-tax gain of $25.6 million ($23.7 million, after tax) on the Asset Sale. All of the operations of our former ASO business, which were previously reported within our former ASO business unit segment, have been reclassified as discontinued operations in our unaudited condensed consolidated financial statements for the quarter ended September 30, 2014, and as of June 30, 2014. See Note 3 to our unaudited condensed consolidated financial statements for more information regarding the Asset Sale and the use of related proceeds.

Payoff of Term Loan

On August 22, 2014, the Company used a portion of the proceeds from the Asset Sale to pay off the outstanding balance of its term loan of $5.7 million. The Company has no outstanding debt as of December 31, 2014.

Payoff of Texas Emerging Technology Fund Award

On August 28, 2014, the Company used a portion of the proceeds from the Asset Sale to settle its funding from the State of Texas Emerging Technology Fund for $2.3 million.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are reviewed periodically. Actual results may differ from these estimates under different assumptions or conditions.

With the sale of our former ASO business unit, several of our critical accounting policies will no longer be applicable in subsequent fiscal years. Management will update its disclosure of our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K.

Results of Operations

Quarter ended December 31, 2014 compared to Quarter ended December 31, 2013:

Selected consolidated financial data for the quarter ended December 31, 2014 and 2013 is as follows (dollars in thousands):

	Quarter Ended December 31,
	2014	2013
Revenue	$4	$82
Cost of revenue	4	—
Gross profit	—	82
Gross margin	—%	100%
Selling, general and administrative	2,012	2,023
Research and development	984	350
Operating expenses	2,996	2,373
Loss from operations	(2,996)	(2,291)
Other income (expense), net	24	(1)
Income tax benefit	734	557
Loss from continuing operations	(2,238)	(1,735)
Discontinued operations
Loss from operations of former ASO business	—	(475)
Income tax expense	(184)	(564)
Loss from discontinued operations	(184)	(1,039)
Net loss	(2,422)	(2,774)
Less: Net loss attributable to noncontrolling interest	—	(220)
Net loss attributable to Astrotech Corporation	$(2,422)	$(2,554)

Revenue – Total revenue decreased $78 thousand during the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. During the second quarter of fiscal 2014 we had revenue associated with a legacy handrail project of $82 thousand. During the second quarter of fiscal 2015 we finished the first phase of the new subcontract agreement with a third party on the Next Generation Chemical Detector (“NGCD”) program.

Gross Profit – Gross profit decreased $82 thousand during the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 due to our decrease in revenue as described above. Also, we had no cost of revenues during the second quarter of fiscal 2014 compared to $4 thousand of cost of revenues in the second quarter of fiscal 2015.

Operating Expenses – Our operating expenses increased $623 thousand, or 26% during the second quarter of fiscal 2015 compared to the same period in the prior fiscal year. Significant changes to operating expenses included the following:

•	Selling, general and administrative expense decreased by $11 thousand primarily driven by a decrease in compensation of $350 thousand offset by an increase in legal expenses of $354 thousand and consulting and audit fees aggregating $28 thousand.

•	Research and development expense increased by $634 thousand primarily driven by R&D expense reductions in the quarter ending December 31, 2014 compared to the quarter ending December 31, 2013 along with an increase in materials ordered and additional positions hired during the December 31, 2014 quarter.

Income Taxes on Continuing Operations – Our income tax benefit increased $0.2 million due to higher losses on continuing operations during the second quarter of fiscal 2015, compared to the same period in the prior fiscal year.

Discontinued Operations – Discontinued operations includes the reclassification of operations of the Company’s former ASO business unit for the three months ended December 31, 2013. The loss from discontinued operations decreased $855 thousand during the second quarter of fiscal 2015, compared to the same period in the prior year. Significant changes included the following:

•	Operating income from discontinued operations decreased by $2.5 million as our former ASO business unit’s operating results were only included through August 21, 2014; therefore, there was no income recognition for the three months ending December 31, 2014.

•	Cost of revenues from discontinued operations decreased by $2.7 million due to our decreases in operating income as described above.

Six months ended December 31, 2014 compared to six months ended December 31, 2013:

Selected consolidated financial data for the six months ended December 31, 2014 and 2013 is as follows (dollars in thousands):

	Six Months Ended December 31,
	2014	2013
Revenue	$324	$82
Cost of revenue	281	—
Gross profit	43	82
Gross margin	13%	100%
Selling, general and administrative	3,972	3,575
Research and development	1,676	1,156
Operating expenses	5,648	4,731
Loss from operations	(5,605)	(4,649)
Other income	36	11
Income tax benefit	2,059	1,730
Loss from continuing operations	(3,510)	(2,908)
Discontinued operations
Income from operations of former ASO business	26,933	2,877
Income tax expense	(2,562)	(1,736)
Income from discontinued operations	24,371	1,141
Net income (loss)	20,861	(1,767)
Less: Net loss attributable to noncontrolling interest	—	(466)
Net income (loss) attributable to Astrotech Corporation	$20,861	$(1,301)

Revenue – Total revenue increased $242 thousand for the six months ended December 31, 2014, compared to the six months ended December 31, 2013 due to the first phase of a new subcontract agreement with a third-party on the NGCD program.

Gross Profit – Gross profit decreased $39 thousand during the six months ended December 31, 2014 compared to the six months ended December 31, 2013 due to no cost of revenues being recorded during the six months ended December 31, 2013.

Operating Expenses – Our operating expenses increased $917 thousand, or 19%, during the six months ended December 31, 2014, compared to the same period in the prior fiscal year. Significant changes to operating expenses included the following:

•	Selling, general and administrative expense increased by $397 thousand primarily driven by transaction-related costs within Corporate operations, most notably a significant increase in legal expense, as well as higher employee-related costs due to additional headcount within our 1st Detect business unit.

•	Research and development expense increased by $520 thousand primarily driven by R&D expense reductions in the quarter ending December 31, 2014 compared to the quarter ending December 31, 2013 along with an increase in materials ordered and additional positions hired during the December 31, 2014 quarter.

Income Taxes on Continuing Operations – Our income tax benefit increased $0.3 million due to higher losses on continuing operations during the six months ended December 31, 2014, compared to the same period in the prior fiscal year.

Discontinued Operations – Discontinued operations includes the reclassification of operations of the Company’s former ASO business unit for the six months ended December 31, 2013. Income from discontinued operations increased $23.2 million during the six months ended December 31, 2014 compared to the same period in the prior year. Significant changes included the following:

•	Gain on the Asset Sale of $25.6 million ($23.7 million after-tax) which reflects the excess of the sum of the cash proceeds received over the net book value of the net assets of the Company’s former ASO business unit.

•	Operating income from discontinued operations decreased by $6.3 million as our former ASO business unit’s operating results were only included through August 21, 2014 in the six months ended December 31, 2014, compared to a full six months in the six months ended December 31, 2013.

•	Income tax expense increased $0.8 million due to the gain on the ASO transaction, offset by net operating loss carryforwards allocated to discontinued operations.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents (in thousands):

	Six Months Ended December 31,
	2014	2013	change
Cash flows from continuing operations:
Net cash used in operating activities	$(4,158)	$(2,416)	$(1,742)
Net cash used in investing activities	(35,698)	(94)	(35,604)
Net cash used in financing activities	(2,568)	—	(2,568)
Net cash used in continuing operations	(42,424)	(2,510)	(39,914)

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	(1,553)	3,384	(4,937)
Net cash provided by investing activities	52,591	880	51,711
Net cash used in financing activities	(5,655)	(191)	(5,464)
Net cash provided by discontinued operations	45,383	4,073	41,310

Net change in cash and cash equivalents	$2,959	$1,563	$1,396

Cash and Cash Equivalents and Short-Term Investments

As of December 31, 2014, we had cash and cash equivalents and short-term investments of $42.4 million, and our working capital was approximately $41.5 million. As of December 31, 2013, we had cash and cash equivalents and short-term investments of $6.7 million and our working capital was approximately $3.8 million. Cash and cash equivalents and short-term investments increased by approximately $35.7 million as of December 31, 2014, as compared to December 31, 2013 due to proceeds received from the sale of our former ASO business unit.

Operating Activities

Net cash used in operating activities from continuing operations increased to $4.2 million for the six months ended December 31, 2014, compared to $2.4 million for the six months ended December 31, 2013, which was primarily the result of a net income tax liability of $0.6 million associated with both the losses on our current operations and the gain on the sale of our former ASO business unit offset by larger decreases in accrued expenses compared to the same period in the prior fiscal year.

Net cash provided by operating activities from discontinued operations was ($1.6) million for the six months ended December 31, 2014, compared to net cash provided by operating activities from discontinued operations of $3.4 million for the six months ended December 31, 2013. The change was related to the sale of our former ASO business unit prior to the end of the six months ended December 31, 2014.

Investing Activities

Cash used in investing activities from continuing operations for the six months ended December 31, 2014 increased $35.6 million compared to the six months ended December 31, 2013. The proceeds from the sale of the ASO business were used to purchase short-term investments.

Cash provided by investing activities from discontinued operations increased to $52.6 million for the six months ended December 31, 2014, compared to $0.9 million for the six months ended December 31, 2013, which was due to the sale of our former ASO business.

Financing Activities

Cash used in financing activities from continuing operations increased $2.6 million for the six months ended December 31, 2014, compared to the six months ended December 31, 2013. The increase was due to the payoff of funding from the State of Texas Emerging Technology Fund for $2.3 million. There was also $0.4 million used for shares bought back during this period.

Cash used in financing activities from discontinued operations increased to $5.7 million for the six months ended December 31, 2014, compared to $0.2 million for the six months ended December 31, 2013. This increase was related to the payoff of our term loan that was secured by the assets of our former ASO business unit.

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

Liquidity

As of December 31, 2014, we had cash and cash equivalents and short-term investments of $42.4 million and our working capital was approximately $41.5 million, which excludes an indemnity cash holdback receivable of $6.1 million being held in escrow as part of the sale of our ASO business. The indemnity cash holdback may be received no later than February 2016 subject to certain conditions in the asset purchase agreement entered into in connection with the Asset Sale.

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the need to acquire licenses to new technology, costs associated with increasing our manufacturing and development facilities, costs associated with strategic acquisitions including integration costs and assumed liabilities, litigation expense and the status of competitive products and potential cost associated with both protecting and defending our intellectual property. In addition, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2015. We believe, however, that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming year. Factors that could affect our capital requirements, in addition to those listed above, include continued collections of accounts receivable consistent with our historical experience and our ability to manage product development efforts.

On August 22, 2014, we completed the Asset Sale. As of December 31, 2014, the estimated purchase price is $59.3 million, which includes a working capital adjustment of $1.7 million. As of December 31, 2014, the Company has received cash of $52.6 million and has recorded receivables of $0.6 million for the working capital holdback and $6.1 million for the indemnity holdback. The working capital holdback will be settled in the third quarter, once both sides agree on the final net working capital amount as of the date of the transaction. The indemnity holdback is being held in escrow under the terms of an escrow agreement until February 2016 (the 18-month anniversary of the consummation of the transaction). A portion of the proceeds from the sale were used to pay off the term loan of $5.7 million and to settle our funding from the State of Texas Emerging Technology Fund for $2.3 million. The remaining funds will fund current operations and support strategies for our remaining business unit, Spacetech.

We believe we have sufficient liquidity to continue to fund our operating expenses, capital requirements and other expected liquidity requirements over the next fiscal year.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2014, the Company has established a full valuation allowance against all of its net deferred tax assets to the extent they will not be utilized to offset the gain and income from discontinued operations.

To the extent that a loss from continuing operations can be utilized to offset the income otherwise resulting from discontinued operations, it has been recognized as a tax benefit from continuing operations.  To the extent that a loss or credit carryover can be utilized to offset the income from discontinued operations, it has been recognized as a tax benefit from discontinued operations.

During the second quarter, the Company identified a reclassification in its intraperiod tax allocations between continuing and discontinued operations reported in the first quarter. During the first quarter, a portion of the valuation allowance benefit was included in continuing operations rather than in discontinued operations. As a result of the reclassification, the continuing operations tax benefit generated in the second quarter has been reduced by $352 thousand, the amount of additional benefit included in continuing operations in the first quarter. The total effective tax rate for continuing operations is approximately 37.0% fiscal year to date. This reclassification had no impact on total tax expense in either first or second quarter.

The disposition of the ASO business resulted in the recognition of a taxable gain of approximately $27.0 million. The Company will utilize losses generated during its current fiscal year ending June 30, 2015, as well as loss carryovers and credits that are unrestricted by IRC Section 382 (which limits the utilization of loss carryovers). As of December 31, 2014, the Company expects that it will be able to offset all but $2.2 million of the gain. Any additional losses incurred during the current fiscal year ending June 30, 2015, will reduce the taxable gain and the taxes associated with that gain. The Company is currently unable to reasonably estimate the impact of any additional losses that may occur during the remainder of its fiscal year ending June 30, 2015. As of December 31, 2014, the net federal and state tax impact of the disposition gain (net of the losses incurred during the six months ended December 31, 2014, and the tax attribute carryovers from prior years) is $0.5 million.

FASB ASC 740, Income Taxes (“FASB ASC 740”) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company has an unrecognized tax benefit of $0.1 million for the six months ended December 31, 2014 and 2013.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report. Based on the evaluation and criteria of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are party from time to time to certain claims, litigation, audits and investigations. Potential liabilities associated with these types of proceedings could have a material impact on our financial position, results of operations or cash flows.

Astrotech was named as a party to a suit filed in the Circuit Court of the Eighteenth Judicial Circuit for Brevard County, Florida. This was an action for foreclosure of certain real estate and for debt. The Company was named as a party because it held an inferior lien against the property at issue and had to be named in the foreclosure action. No monetary relief was requested from Astrotech at the time. During the six months ended December 31, 2014, the Company received a lump sum payment of $50 thousand, less legal fees, along with a release of liability in exchange for a release of its inferior mortgage. In October 2014, the underlying lawsuit was voluntarily dismissed and the case was closed.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2014, we discovered that we had inadvertently failed to file a Registration Statement on Form S-8 (the “Form S-8”) with the SEC relating to our 2011 Stock Incentive Plan (the “Plan”). On October 6, 2014, 50 thousand shares of our common stock (the “Shares”) were issued under the Plan to a former officer of the Company pursuant to the exercise of vested options that were granted on August 21, 2012 for an aggregate exercise price of $60 thousand. As a result of the failure to file the Form S-8, the Shares were unregistered at the time of issuance. On December 3, 2014, we filed a Form S-8 with the SEC to register any further issuances under the Plan. Nonetheless, we may be subject to civil and other penalties by regulatory authorities as a result of the failure to register, and the previously outstanding unregistered Shares may be subject to rescission rights. We have implemented monitoring and reporting procedures to ensure that in the future we timely meet our registration obligations with respect to our employee incentive plans.

We have treated the previously unregistered Shares issued under the Plan as outstanding for financial reporting purposes. Consequently, the previously unregistered transaction does not represent any additional dilution. We believe that at all relevant times the participant in the Plan was provided with the same information he would have received had the Form S-8 been filed.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers (amounts in thousands of dollars, except share data and per share amounts).

On December 16, 2014, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $5 million of our outstanding shares. As of December 31, 2014, we had repurchased approximately $148 thousand worth of Astrotech Corporation stock.

The following table provides information with respect to purchases under our share repurchase program during the second quarter of 2015.

Fiscal Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 through October 31, 2014	—		$—	—	$—
November 1, 2014 through November 30, 2014	100,000	(1)	2.56	—	—
December 1, 2014 through December 31, 2014	58,800		2.52	58,800	4,852,059
Total	158,800		$2.55	58,800	$4,852,059

(1)	– These shares were purchased back from an individual and were not part of the repurchase plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

On July 2, 2014, our Board approved Amended and Restated By-laws of the Company (the “Amended and Restated By-laws”), which became effective immediately. Pursuant to the Amended and Restated By-laws, the prior by-laws of the Company were amended to align the scope of the director and officer indemnification provisions set forth in Article 9 of the Amended and Restated By-laws more closely with Washington law. In addition, changes were made in the Amended and Restated By-laws to reflect, among other things, the current corporate governance structure of the Company, including the existence of a Chief Executive Officer and Senior Vice Presidents. The foregoing description of the Amended and Restated By-laws does not purport to be complete, and is qualified in its entirety by reference to the Amended and Restated By-laws of the Company, a copy of which is attached as Exhibit 3.1 hereto and is incorporated herein by reference.

In connection with the Amended and Restated By-laws, we have entered into indemnification agreements with each of our directors and executive officers, which provides for contractual indemnification and expense reimbursement to directors and executive officers, subject to the limitations described in the agreement. A form of the indemnification agreement is attached as Exhibit 10.1 hereto and is incorporated herein by reference.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

3.1	Astrotech Corporation Amended and Restated By-laws (as amended on July 2, 2014).

10.1	Form of Indemnification Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended December 31, 2014, formatted in eXtensible Business Reporting Language: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Notes to Unaudited Condensed Consolidated Financial Statements.(1)

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

Astrotech Corporation

Date: February 17, 2015	/s/ Eric Stober
Eric Stober
Chief Financial Officer

