Form 10-Q
period 2015-03-31
ASTROTECH Corp \WA\
filed 2015-05-11
CIK 1001907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No☑
As of May 11, 2015, the number of shares of the registrant’s common stock outstanding was: 21,290,263.

ASTROTECH CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 31, 2015	June 30, 2014

Assets
Current assets
Cash and cash equivalents	$6,666	$3,831
Short-term investments	23,946	—
Accounts receivable, net of allowance	95	59
Indemnity receivable	6,100	—
Prepaid expenses and other current assets	725	389
Discontinued operations – current assets	—	1,405
Total current assets	37,532	5,684
Property and equipment, net	2,699	1,211
Long-term investments	9,255	—
Discontinued operations – net of current assets	—	33,887
Total assets	$49,486	$40,782

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$462	$996
Accrued liabilities and other	2,082	1,753
Income tax payable	300	—
Discontinued operations – current liabilities	—	7,344
Total current liabilities	2,844	10,093
Other liabilities	114	152
Discontinued operations – net of current liabilities	—	237
Total liabilities	2,958	10,482

Commitments and contingencies (Note 14)

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 authorized shares; no issued and outstanding shares, at March 31, 2015 and June 30, 2014	—	—
Common stock, no par value, 75,000,000 authorized shares; 20,013,787 and 19,856,454 shares issued at March 31, 2015 and June 30, 2014	184,088	183,866
Treasury stock, 524,285 and 311,660 at March 31, 2015 and at June 30, 2014, at cost	(775)	(237)
Additional paid-in capital	1,087	1,671
Accumulated deficit	(138,039)	(156,800)
Accumulated other comprehensive income	13	—
Noncontrolling interest	154	1,800
Total stockholders’ equity	46,528	30,300
Total liabilities and stockholders’ equity	$49,486	$40,782

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenue	$12	$48	$336	$130
Cost of revenue	—	—	281	—
Gross profit	12	48	55	130
Operating expenses:
Selling, general and administrative	1,681	1,432	5,653	5,007
Research and development	659	645	2,335	1,800
Total operating expenses	2,340	2,077	7,988	6,807
Loss from operations	(2,328)	(2,029)	(7,933)	(6,677)
Interest and other income, net	76	—	112	9
Loss from continuing operations before income taxes	(2,252)	(2,029)	(7,821)	(6,668)
Income tax benefit (expense)	894	(360)	2,953	1,371
Loss from continuing operations	(1,358)	(2,389)	(4,868)	(5,297)
Discontinued operations (Note 3)
Income (loss) from operations of ASO business (including gain from sale of $25.6 million)	—	(1,022)	26,933	1,855
Income tax benefit (expense)	(753)	358	(3,315)	(1,379)
Income (loss) on discontinued operations	(753)	(664)	23,618	476
Net (loss) income	(2,111)	(3,053)	18,750	(4,821)
Less: Net loss attributable to noncontrolling interest	(11)	(216)	(11)	(681)
Net (loss) income attributable to Astrotech Corporation	$(2,100)	$(2,837)	$18,761	$(4,140)

Amounts attributable to Astrotech Corporation:
Loss from continuing operations, net of tax	$(1,347)	$(2,173)	$(4,857)	$(4,616)
Income (loss) from discontinued operations, net of tax	(753)	(664)	23,618	476
Net (loss) income attributable to Astrotech Corporation	$(2,100)	$(2,837)	$18,761	$(4,140)

Weighted average common shares outstanding:
Basic and diluted	19,497	19,486	19,561	19,479

Basic and diluted net income (loss) per common share:
Net loss attributable to Astrotech Corporation from continuing operations	$(0.07)	$(0.11)	$(0.28)	$(0.24)
Net (loss) income from discontinued operations	(0.04)	(0.03)	1.21	0.02
Net (loss) income attributable to Astrotech Corporation	$(0.11)	$(0.14)	$0.93	$(0.22)

Other comprehensive income, net of tax:
Available-for-sale securities
Net unrealized gains, net of taxes	$8	$—	$8	$—
Total comprehensive (loss) income attributable to Astrotech Corporation	$(2,092)	$(2,837)	$18,769	$(4,140)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$18,761	$(4,140)
Less: Income from discontinued operations	(23,618)	(476)
Net loss from continuing operations	(4,857)	(4,616)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation	58	621
Depreciation and amortization	229	228
Changes in assets and liabilities:
Accounts receivable	(36)	129
Accounts payable	(534)	(163)
Other assets and liabilities	52	(239)
Income tax	244	—
Net cash used in operating activities-continuing operations	(4,844)	(4,040)
Net cash (used in) provided by operating activities-discontinued operations	(2,307)	2,600
Net cash used in operating activities	(7,151)	(1,440)

Cash flows from investing activities:
Purchases of investments	(33,201)	—
Purchases of property and equipment, net	(1,755)	(149)
Net cash used in investing activities-continuing operations	(34,956)	(149)
Net cash provided by investing activities-discontinued operations	53,189	1,335
Net cash provided by investing activities	18,233	1,186

Cash flows from financing activities:
Repayment of State of Texas funding, including deemed dividend	(2,331)	—
Payments for share buyback program	(538)	—
Noncontrolling interest investment in subsidiary	165	—
Proceeds from common stock issuance	112	—
Net cash used in financing activities-continuing operations	(2,592)	—
Net cash used in financing activities-discontinued operations	(5,655)	(290)
Net cash used in financing activities	(8,247)	(290)

Net change in cash and cash equivalents	2,835	(544)
Cash and cash equivalents at beginning of period	3,831	5,096
Cash and cash equivalents at end of period	$6,666	$4,552

Supplemental disclosures of cash flow information:
Cash paid for interest	$63	$177

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) General Information

Description of the Company – Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us” or “our”), a Washington corporation, is an Austin, TX based technology company that has evolved from over 30 years in the human spaceflight, Space Shuttle, and Department of Defense ("DOD") satellite programs. The Company has become a leader in the commercialization of government sponsored advanced space technologies. We are also evaluating potential investment opportunities where we can leverage our significant operating experience to add considerable value.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by Astrotech Corporation in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

Discontinued Operations – On August 22, 2014, the Company completed the previously announced sale (“Asset Sale”) of substantially all of its assets used in the Company's former Astrotech Space Operations (“ASO”) business unit (the “ASO business”) to Lockheed Martin Corporation (the “Buyer”) for an agreed upon purchase price of $61.0 million, less a working capital adjustment. As of March 31, 2015, the estimated purchase price is $59.3 million, which included a working capital adjustment of $1.7 million.
As of March 31, 2015, the Company has received cash of $53.2 million and has recorded a receivable of $6.1 million for the indemnity holdback. In connection with the sale of our former ASO business unit, the outstanding debt of ASO was repaid with a portion of the proceeds. The Company has no other debt outstanding as of March 31, 2015. The condensed consolidated financial statements separately report discontinued operations, reflecting the former ASO business, and the results of continuing operations. The condensed consolidated financial statements as of June 30, 2014 and for the three and nine month periods ended March 31, 2014 have been reclassified to present the operations of the Company’s former ASO business unit as discontinued operations. Disclosures included herein pertain to the Company’s continuing operations unless noted otherwise (see Note 3 for more information).

Accounting Pronouncements – In April 2014, the FASB issued ASU No. 2014-8, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the criteria for disposals to qualify as discontinued operations and requires new disclosures about disposals of both discontinued operations and certain other disposals that do not meet the new definition. Early adoption of this ASU is permitted and is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company is currently evaluating the impact of the pending adoption of this ASU on its financial statements but will adopt this standard in fiscal year 2016.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-9, “Revenue from Contracts with Customers (Topic 606)”. This ASU provides a single comprehensive revenue recognition model for all contracts with customers. The principle for recognizing revenue is clarified as the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides a five-step analysis to determine how revenue is recognized. The provisions of the ASU are effective for interim and annual periods beginning after December 15, 2016, although the FASB has proposed a delay of this implementation by one year. The Company is currently evaluating the impact of the pending adoption of this ASU on its financial statements as well as which method of adoption the Company will utilize.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." This ASU requires management to evaluate whether there are conditions or events that raise substantial doubt about the ability of a company to continue as a going concern for one year from the date the financial statements are issued or within one year after the date that the financial statements are available to be issued when applicable. Further, the ASU provides management guidance regarding its responsibility to disclose the ability of a company to continue as a going concern in the notes to the financial statements. This ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU No. 2014-15 is not expected to have an impact on our financial statements; we will adopt this ASU in fiscal year 2017.

Segment Information – With the sale of the ASO business, the Company now operates a single reportable business unit, Spacetech. Since the Company operates in one segment, all financial segment information required by FASB Accounting Standards Codification ("ASC") 280 can be found in the condensed consolidated financial statements.

Spacetech

Spacetech is a technology incubator designed to commercialize space-industry technologies. This business unit is currently pursuing three distinct opportunities:

1st Detect

1st Detect develops, manufactures and sells miniaturized transportable mass spectrometers and related equipment. Mass spectrometers, in general, measure the mass and relative abundance of ions in a sample to create a “mass spectrum”. This resulting mass spectrum is a unique fingerprint that can be compared to a reference library of mass spectra to verify the identity of a sample. Mass spectrometers can identify chemicals with more accuracy and precision than competing instruments given their extreme sensitivity and specificity, and they are a staple of almost all analytical laboratories. By leveraging technology initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station (“ISS”), the Company has developed a series of instruments that are significantly smaller, lighter, faster and less expensive than competing mass spectrometers, and significantly more sensitive and accurate than other competing chemical detectors at a lower price point. Our efforts have resulted in a technology that has been or may be deployed in the following areas:

•	Explosive device detection in airports

•	Military

•	Industrial process control

•	Food & beverage

•	Semiconductor

•	Oil & gas

•	Laboratory research

•	Petrochemical & refining

Our product portfolio currently consists of the following products:

•
MMS-1000™ - the MMS-1000™ is a small, low power desktop mass spectrometer designed for the laboratory market. The unique design of this unit enables fast, quality chemical analysis and requires minimal benchtop space (about the size of a shoebox), requires less power than a typical light bulb, and unlike traditional instruments, requires no consumables or special infrastructure. It has been particularly well received by the laboratory research marketplace.

•
OEM-1000 - the OEM-1000 is a mass spectrometer component that is designed to be integrated into customers specific packaging and enclosures, and is well suited to be integrated with application specific sampling or separation technology. A variant, the OEM-1000PI has recently been integrated into a Thermogravimetric Analyzer (“TGA”) manufactured by RIGAKU Corp. of Tokyo, Japan, one of the leading instrumentation companies in Asia. The integrated instrument named Thermo iMS2 is the world’s first integrated TGA with MS/MS capabilities and is expected to be well received by the international research and development markets. A further variant of the OEM-1000 has been selected by Battelle, a leading supplier of military chemical detection equipment, for integration into the Next Generation Chemical Detector, a program under development by the DOD’s Joint Program Executive for Chemical and Biological Defense.

•
iONTRAC - the iONTRAC is a process analyzer utilizing the same mass spectrometer technology as the MMS-1000™. The iONTRAC provides near real-time monitoring of industrial processes such as petrochemical processing, food & beverage manufacturing, and semiconductor cleanroom environmental monitoring. The instrument is designed to autonomously monitor processes and report conditions over industry standard factory management system (“FMS”) infrastructure.

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

Astral Images

Astral Images, Inc. ("Astral") was created to commercialize identified government funded satellite image correction technologies. During the third quarter of 2015, Astral acquired certain defect correction technologies ("software") from Image Trends, Inc. ("Image Trends") in a transaction pursuant to Section 363 of the U.S. Bankruptcy Code. This acquisition excluded certain assets, including their consulting practice, which was the bulk of their revenue, and existing customer contracts that used acquired software as well as all their liabilities. Image Trends established a gold standard in film defect correction by expanding upon technology first developed by IBM and Kodak, and was the intellectual property of interest in this acquisition. The total cost of the selected assets Astral acquired was $1.6 million, which was predominately for the software. Of the $1.6 million, $165 thousand was contributed by the non-controlling interest owner, which securitized his interest in the software. His $165 thousand later became his non-controlling basis in Astral, and was used as part of the asset purchase agreement with the bankruptcy court. The processes that were critical in producing sales from the software "as is" were not acquired. In conjunction with the asset purchase, we were able to hire several engineers who were critical in the creation of this technology. The engineers will allow the Company to enhance this technology to future opportunities in the digital conversion and repair of feature films and film-based television series industries to the next generation Ultra-High Definition ("UHD") 4K standards.

(2) Investments

The following tables summarize gains and losses related to our investments:

Available-for-Sale	March 31, 2015
(In thousands)	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$18,750	$23	$(10)	$18,763
Total	$18,750	$23	$(10)	$18,763

For information on the unrealized holding gains (losses) on available-for-sale investments reclassified out of accumulated other comprehensive income (loss) into the consolidated statements of income, see "Note 10: Other Comprehensive Income."

Held-to-Maturity	March 31, 2015
(In thousands)	Carrying	Unrealized	Unrealized	Fair
	Value	Gain	Loss	Value
Cash & Cash Equivalents	$6,666	$—	$—	$6,666
Fixed Income Bonds	3,523	—	(16)	3,507
Time Deposits	10,915	8	—	10,923
Total	$21,104	$8	$(16)	$21,096

We have certain financial instruments on our consolidated balance sheet related to interest bearing time deposits and fixed income bonds. These held-to-maturity time deposits are included in "Cash and cash equivalents" on our consolidated balance sheet if the maturities at the end of the reporting period were 90 days or less; otherwise, these investments are included in "Short-term investments" if the maturities at the end of the reporting period were 91-360 days or "Long-term investments" if the maturities at the end of the reporting period were over 360 days. Fixed income bonds, maturing over the next one to four years, are comprised of investments in various corporations with ratings of BBB+ or better.

	Carrying Value
	Cash & Cash Equivalents		Short-Term Investments		Long-Term Investments
(In thousands)	March 31, 2015	June 30, 2014	March 31, 2015	June 30, 2014	March 31, 2015	June 30, 2014
Cash	$4,208	$3,831	$—	$—	$—	$—
Money Market Funds	465	—	—	—	—	—
Mutual Funds - Corporate & Government Debt	—	—	18,763	—	—	—
Time deposits
Maturities from 1-90 days	1,993	—	—	—	—	—
Maturities from 91-360 days	—	—	5,183	—	—	—
Maturities over 360 days	—	—	—	—	5,732
Fixed Income Bonds
Maturities from 1-3 years	—	—	—	—	1,716	—
Maturities from 3-5 years	—	—	—	—	1,807	—
Total	$6,666	$3,831	$23,946	$—	$9,255	$—

(3) Discontinued Operations & Gain on the Sale of the ASO Business Unit

On August 22, 2014, the Company completed the previously announced sale of substantially all of its assets used in the Company's former ASO business unit to the Buyer for an agreed upon sales price of $61.0 million, less a working capital adjustment. As of March 31, 2015, the estimated sales price is $59.3 million, which includes a working capital adjustment of $1.7 million. As of March 31, 2015, the Company has received cash of $53.2 million and has recorded a receivable of $6.1 million for the indemnity holdback. The indemnity holdback is being held in escrow under the terms of an escrow agreement until February 2016 (the 18-month anniversary of the consummation of the transaction). The Company believes it will fully realize the indemnity holdback in February 2016. The ASO business consisted of (i) ownership, operation and maintenance of spacecraft processing facilities in Titusville, Florida and Vandenberg Air Force Base, California (“VAFB”); (ii) supporting government and commercial customers processing complex communication, earth observation and deep space satellite launches; (iii) designing and building spacecraft processing equipment and facilities; and (iv) providing propellant services including designing, building and testing propellant service equipment for fueling spacecraft.

Additionally, as part of the Asset Sale, the Company used a portion of the proceeds to pay off the outstanding balance of its term loan of $5.7 million, which was secured by assets of the ASO business. As such, 100% of the interest expense on the debt was allocated to discontinued operations in the amount of $62 thousand and $188 thousand for the nine months ended March 31, 2015 and 2014, respectively.

The sale of our former ASO business, which was previously reported within our former ASO business unit segment, resulted in a pre-tax gain of $25.6 million ($23.7 million after-tax) for the nine months ended March 31, 2015. The pre-tax gain on this sale reflects the excess of the sum of the cash proceeds received over the net book value of the net assets of the Company’s former ASO business.

The total pre-tax gain on the sale for the nine months ended March 31, 2015, includes the following (in thousands):

Cash proceeds from the sale of the ASO business	$53,189
Receivable for indemnity holdback	6,100
Liabilities assumed by the Buyer	2,478
Net book value of assets sold	(36,175)
Other	38
Gain on sale of our former ASO business	$25,630

The Company and the Buyer entered into a transition services agreement to which the Company and the Buyer agreed to provide the other party with certain services, including, among others, services related to benefits, human resources and payroll administration, cash management, financial statements and compliance, each of a type currently provided by or for the Company or our former ASO business unit prior to the Asset Sale. Pursuant to the transition services agreement, the Company agreed to provide services to the Buyer for a period of up to one year, and the Buyer agreed to provide services to the Company for a period of up to six months. Each party has the option to extend the term of the services provided by the other party for a period of one year. The services provided may be terminated by the party receiving such services on an individual basis upon 30 days’ notice to the providing party. The party receiving services shall pay the providing party, as consideration for such services, on a time and materials basis, fees based upon an agreed upon set fringe rate and fee rate and the salary of the employee of the providing party who is providing such services.

While we are a party to the transition services agreement, we have determined that the continuing cash flows generated by this agreement did not constitute significant continuing involvement in the operations of our former ASO business. As such, the net assets, operating results and cash flows related to our former ASO business have been separately reflected as discontinued operations for the three and nine months ended March 31, 2015 and 2014.

The following table provides a reconciliation of the major assets and liabilities of our former ASO business to the amounts reported in the previously reported condensed consolidated balance sheet (in thousands):

June 30, 2014
Carrying amounts of major classes of assets included as part of discontinued operations
Accounts receivable, net	$1,220
Prepaid expenses and other current assets	185
Property and equipment, net	33,858
Other assets, net	29
Total assets of discontinued operations	$35,292

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable	$184
Accrued liabilities and other	632
Short-term deferred revenue	873
Term note payable	5,655
Long-term deferred revenue	237
Total liabilities of discontinued operations	$7,581

The following table provides a reconciliation of the major components of income of our former ASO business to the amounts reported in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Major line items constituting income of discontinued operations
Revenue	$—	$1,508	$2,807	$10,653
Cost of revenue	—	(2,308)	(1,313)	(8,076)
Selling, general and administrative	—	(161)	(128)	(535)
Other expense, net	—	(61)	(63)	(187)
Gain on sale of discontinued operations	—	—	25,630	—
Income tax benefit (expense)	(753)	358	(3,315)	(1,379)
Income (loss) on discontinued operations	$(753)	$(664)	$23,618	$476

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

(4) Receivables – Indemnity Holdback Related to the Asset Sale

On August 22, 2014, the Company completed the Asset Sale. As of March 31, 2015, the estimated purchase price is $59.3 million, which includes a working capital adjustment of $1.7 million. As of March 31, 2015, the Company has received cash of $53.2 million and has recorded a receivable of $6.1 million for the indemnity holdback.

The indemnity holdback of $6.1 million is being held in escrow under the terms of an escrow agreement until February 2016 (the 18-month anniversary of the consummation of the Asset Sale). Within three business days after the 18-month anniversary of the closing of the Asset Sale, the then-available indemnity escrow holdback (less any pending Buyer claims), will be released and paid to the Company. The Company is currently not aware of any pending claims.

(5) Noncontrolling Interest

In January 2010, restricted shares of Astrotech subsidiaries, 1st Detect and Astrogenetix, were granted to certain employees, directors and officers, resulting in Astrotech owning less than 100% of the subsidiaries. The Company applied noncontrolling interest accounting from January 2010 through June 2014, which required us to clearly identify the noncontrolling interest in the condensed consolidated balance sheets and condensed consolidated statements of operations. We disclose three measures of net income (loss): net income (loss), net loss attributable to noncontrolling interest and net income (loss) attributable to Astrotech Corporation. Our operating cash flows in our condensed consolidated statements of cash flows reflect net income (loss) while our basic and diluted net income (loss) per share calculations reflect net income (loss) attributable to Astrotech Corporation.

During June 2014, the Company completed an internal reorganization involving both 1st Detect and Astrogenetix which resulted in the two entities becoming wholly-owned subsidiaries of the Company, and which was effected through the relinquishment by certain employees of equity grants previously issued to them in 1st Detect and Astrogenetix. The noncontrolling interest balance of $1.8 million at June 30, 2014 represented an interest held by the State of Texas Emerging Technology Fund, which was settled on August 28, 2014 for $2.3 million (see Note 12 for more information).

During the third quarter of 2015, Astral Images was created in conjunction with a noncontrolling interest, resulting in Astrotech owning 67% of Astral. The Company applies noncontrolling interest accounting, which requires us to clearly identify the noncontrolling interest in the condensed consolidated balance sheets and condensed consolidated statements of operations. We disclose three measures of net income (loss): net income (loss), net loss attributable to noncontrolling interest and net income (loss) attributable to Astrotech Corporation. Our operating cash flows in our condensed consolidated statements of cash flows reflect net income (loss) while our basic and diluted net income (loss) per share calculations reflect net income (loss) attributable to Astrotech Corporation.

The following table breaks down the changes in Stockholders' Equity (amounts in thousands):

	Astrotech Corp Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
Balance at June 30, 2014	$28,500	$1,800	$30,300
Stock based compensation	58	—	58
Repayment of State of Texas Emerging Technology Fund	(531)	(1,800)	(2,331)
Exercise of stock options	111	—	111
Payments for share buyback	(538)	—	(538)
Noncontrolling interest funding of Astral Images	—	165	165
Net change in available-for-sale securities	13	—	13
Net income attributable to Astrotech Corporation	18,761	—	18,761
Net loss attributable to noncontrolling interest	—	(11)	(11)
Balance at March 31, 2015	$46,374	$154	$46,528

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Numerator:
Amounts attributable to Astrotech Corporation, basic and diluted:
Loss from continuing operations, net of tax	$(1,347)	$(2,173)	$(4,857)	$(4,616)
(Loss) income from discontinued operations, net of tax	(753)	(664)	23,618	476
Net (loss) income attributable to Astrotech Corporation	(2,100)	(2,837)	18,761	(4,140)
State of Texas deemed dividend (Note 12)	—	—	(531)	—
Net (loss) income attributable to Astrotech Corporation applicable to common shareholders	$(2,100)	$(2,837)	$18,230	$(4,140)

Denominator:
Denominator for basic net (loss) income per share attributable to Astrotech Corporation — weighted average common stock outstanding	19,497	19,486	19,561	19,479
Dilutive common stock equivalents — common stock options and share-based awards	—	—	—	—
Denominator for diluted net income (loss) per share attributable to Astrotech Corporation — weighted average common stock outstanding and dilutive common stock equivalents	19,497	19,486	19,561	19,479

Basic and diluted net income (loss) per common share:
Net loss attributable to Astrotech Corporation from continuing operations	$(0.07)	$(0.11)	$(0.28)	$(0.24)
Net (loss) income from discontinued operations	(0.04)	(0.03)	1.21	0.02
Net (loss) income attributable to Astrotech Corporation applicable to common shareholders	$(0.11)	$(0.14)	$0.93	$(0.22)

Options to purchase 1,018,750 shares of common stock at exercise prices ranging from $0.32 to $2.60 per share outstanding for the three and nine months ended March 31, 2015 were not included in diluted net loss per share, as the inclusion of the potential common shares would have had an anti-dilutive effect on the loss from continuing operations.

(7) Revenue Recognition

Astrotech recognizes revenue employing several generally accepted revenue recognition methodologies. The methodology used is based on contract type and the manner in which products and services are provided.

Revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when pervasive evidence of an arrangement exists, delivery has occurred or services have been provided and collectability is reasonably assured.

(8) Debt

In October 2010, our former ASO business entered into a financing facility with a commercial bank providing a $7.0 million term loan and a $3.0 million revolving credit facility. The $7.0 million term loan was to terminate in October 2015 and the $3.0 million revolving credit facility expired in October 2012. The bank financing facilities were secured by the assets of our former ASO business, including accounts receivable, and required us to comply with designated covenants. On August 22, 2014, the Company used a portion of the proceeds from the Asset Sale to pay off the outstanding balance of its term loan of $5.7 million, which is reported in the statement of cash flows as discontinued operations. The Company has no outstanding debt as of March 31, 2015.

(9) Fair Value Measurement

The accounting standard for fair value measurements defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. The standard is applicable whenever assets and liabilities are measured and included in the financial statements at fair value.

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

The following table presents the carrying amounts, estimated fair values and valuation input levels of certain financial instruments as of March 31, 2015 and June 30, 2014:

	March 31, 2015		June 30, 2014
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	18,763	18,763	—	—	Level 1
Held-to-Maturity Securities
Bonds: 1-3 years	1,716	1,709	—	—	Level 2
Bonds: 3-5 years	1,807	1,798	—	—	Level 2
Time deposits: 1-90 days	1,993	1,993	—	—	Level 2
Time deposits: 91-360 days	5,183	5,180	—	—	Level 2
Time deposits: over 360 days	5,732	5,743	—	—	Level 2
Note Payable	—	—	5,655	5,655	Level 2

The value of our available-for-sale investments is based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs). Our held-to-maturity investments are recorded at amortized costs, as management's intent is to hold such investments until maturity. The fair value of our held-to-maturity investments with maturities less than 90 days is considered the amortized value, the fair value measurements used for bonds and time deposits with maturities greater than 90 days is considered Level 2 and uses pricing from third party pricing vendors who use quoted prices for identical or similar securities in both active and inactive markets.

(10) Other Comprehensive Income

Changes in the balances of each component included in accumulated other comprehensive income ("accumulated OCI") for the nine months ended March 31, 2015, are presented below. All amounts are net of tax and exclude noncontrolling interest.

(In thousands)	Accumulated Other Comprehensive Income
Unrealized Gain in Mutual Fund Investments
Balance at June 30, 2014	$—
Current period change in comprehensive other income	$13
Balance at March 31, 2015	$13

(11) Credit Risk Concentration Involving Cash

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation (“FDIC”) of $250,000 per depositor. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what we believe to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(12) State of Texas Funding

In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to provide mass spectrometry analytics in real time for explosive device detection in airports and the battlefield, industrial quality and process control, environmental field applications and laboratory research. In exchange for the award, 1st Detect granted a common stock purchase right and a note payable to the State of Texas. The economic substance of the transaction was that the State of Texas had purchased shares of 1st Detect in exchange for the granted award. The note, which was treated economically as purchased shares and reflected in the equity section of the condensed consolidated balance sheet, equaled the disbursements to 1st Detect to date and accrued interest at 8% per year. On August 28, 2014, 1st Detect settled the funding and common stock repurchase right with a payment of $2.3 million. The Company has accounted for the difference between the $2.3 million paid and the $1.8 million received as a deemed dividend in its calculation of earnings per share.

(13) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of March 31, 2015, the Company has established a full valuation allowance against all of its net deferred tax assets to the extent they will not be utilized to offset the gain and income from discontinued operations.

To the extent that a loss from continuing operations can be utilized to offset the income otherwise resulting from discontinued operations, it has been recognized as a tax benefit from continuing operations.  To the extent that a loss or credit carryover can be utilized to offset the income from discontinued operations, it has been recognized as a tax benefit from discontinued operations.

During the third quarter, the Company incurred losses from continuing operations in the amount of $2.1 million. As a result, there was a reclassification of approximately $735 thousand of additional benefit to continuing operations and additional expense to discontinued operations as there was less benefit to the discontinued operations for the use of prior year Net Operating Losses ("NOLs"). The total effective tax rate for continuing operations continues to be approximately 38% fiscal year to date.

The disposition of the ASO business resulted in the recognition of a taxable gain of approximately $26.9 million. The Company will utilize losses generated during its current fiscal year ending June 30, 2015, as well as loss carryovers and credits that are unrestricted by IRC Section 382 (which limits the utilization of loss carryovers). As of March 31, 2015, the Company expects that the gain will be offset by losses incurred during the fiscal year in the amount of $8.6 million; the remainder of the gain was offset by prior year NOLs. The Company is currently unable to reasonably estimate the impact of any additional losses that may occur during the remainder of its fiscal year ending June 30, 2015. As of March 31, 2015, the net federal and state tax impact of the disposition gain (net of the losses incurred during the nine months ended March 31, 2015,and the tax attribute carryovers from prior years) is $362 thousand, which is related to the Alternative Minimum Tax ("AMT") incurred in the amount of $337 thousand and current state tax expense of $25 thousand.

For the nine months ended March 31, 2015 and 2014, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized; as such, the Company is subject to examination for the fiscal years ended 2000 through present for federal purposes and fiscal years ended 2006 through present for state purposes.

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

Litigation, Investigations and Audits – We are not party to, nor are our properties the subject of, any material pending legal proceedings, other than as set forth below:

Astrotech was named as a party to a suit filed in the Circuit Court of the Eighteenth Judicial Circuit for Brevard County, Florida. This is an action for foreclosure of certain real estate and for debt. The Company was named as a party because it held an inferior lien against the property at issue and had to be named in the foreclosure action. No monetary relief was requested from Astrotech at the time. In July 2014, the Company received a lump sum payment of $50 thousand, less legal fees, along with a release of liability in exchange for a release of its inferior mortgage. In October 2014, the underlying lawsuit was voluntarily dismissed and the case was closed.

(15) Subsequent Events

On April 7, 2015, the Company issued 1.8 million shares to the directors and certain employees of the Company. Of these shares, 286,000 are restricted and will vest over the next 3 years.

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

Business Overview

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech”, “the Company”, “we”, “us” or “our”), a Washington corporation, is an Austin, TX based technology company that has evolved from over 30 years in the human spaceflight, Space Shuttle, and Department of Defense ("DOD") satellite programs. The Company has become a leader in the commercialization of government sponsored advanced space technologies. We also continuously evaluate potential investment opportunities where we can leverage our significant operating experience to add considerable value.

On August 22, 2014, the Company completed the previously announced sale (“Asset Sale”) of substantially all of its assets used in the Company's former Astrotech Space Operations (“ASO”) business unit (“the ASO business”) to Lockheed Martin Corporation for an agreed upon purchase price of $61.0 million, less a working capital adjustment. As of March 31, 2015, the estimated purchase price is $59.3 million, which included a working capital adjustment of $1.7 million. As of March 31, 2015, the Company has received cash of $53.2 million, and has recorded a receivable of $6.1 million for the indemnity holdback. The indemnity holdback is being held in escrow under the terms of an escrow agreement until February 2016 (the 18-month anniversary of the consummation of the transaction). The Company believes it will fully realize the indemnity holdback in February 2016. Our former ASO business consists of (i) ownership, operation and maintenance of spacecraft processing facilities in Titusville, Florida and Vandenberg Air Force Base, California (“VAFB”); (ii) supporting government and commercial customers processing complex communication, earth observation and deep space satellite launches; (iii) designing and building spacecraft processing equipment and facilities; and (iv) providing propellant services including designing, building and testing propellant service equipment for fueling spacecraft.

With the sale of the Company’s former ASO business, the Company now operates a single reportable business unit, Spacetech, and its efforts are focused on the following:

•      Working with development partners to build industry specific applications using our chemical detection mass spectrometry technology;
•      Enhancing and extending the capabilities and fields of use of our mass spectrometry technology;

•	Enabling the shift from 2K resolution to Ultra-High Definition ("UHD") 4K resolution in the film scanning industry;
•      Commercializing unique space and defense related technologies; and
•      Developing next generation vaccines using the unique environment of microgravity.

 Spacetech

Spacetech is a technology incubator designed to commercialize space-industry technologies. Spacetech is currently pursuing three distinct opportunities:

1st Detect

1st Detect develops, manufactures and sells miniaturized transportable mass spectrometers and related equipment. Mass spectrometers, in general, measure the mass and relative abundance of ions in a sample to create a “mass spectrum”. This resulting mass spectrum is a unique fingerprint that is compared to a reference library of mass spectra to verify the identity of a sample. Mass spectrometers can identify chemicals with more accuracy and precision than competing instruments given their extreme sensitivity and specificity and they are a staple of almost all analytical laboratories. By leveraging technology initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station (“ISS”), the Company has developed a series of instruments that are significantly smaller, lighter, faster and less expensive than competing mass spectrometers and significantly more sensitive and accurate than other competing chemical detectors at a lower price point. Our efforts have resulted in a technology that has been or will be deployed in the following areas:

•
Explosive device detection in airports - our device has at least 100 times the specificity of the current generation of screening devices, meaning fewer false alarms and a higher probability of threat detection. Our solution also has better resolution, translating into the detection of a broader range of compounds, which allows us to see not only traditional explosives, but also homemade and improvised explosives, an area where the current technology lags.

•
Military - our technology is extremely sensitive, so we can detect chemical warfare agents in much lower concentrations than incumbent technologies. The high level of specificity of our instrumentation not only improves detection of traditional threats, but also detects next generation chemical agents not easily detectable by current instrumentation. We expect that our products will be used to verify decontamination of previously contaminated sites and to positively identify a suspect compound following an alarm on a less sophisticated instrument.

•
Industrial process control - we are enabling cost effective real-time in situ mass spectrometer analysis for the first time. While competing technologies can alarm when there is an anomaly in a process, our technology can provide production or line managers real-time insights about those deviations to enable quicker decisions.

•
Food & beverage - we are also enabling cost effective real-time in situ mass spectrometer analysis for the first time in the food and beverage industry. Not only does our instrumentation provide a full set of information to more thoroughly analyze results when there is a deviation in quality, but we provide objectivity that is not possible with human taste testers.

•
Semiconductor - our products can easily detect excursion events. Most incumbent technologies are tuned to actively look for a particular known potential contaminant. Rather than being limited to one or a small set of potential contaminants, our instrument can warn of virtually any potential contaminant, often exposing excursions that would have otherwise gone undetected, making our product a much more robust solution.

•
Oil & gas - given the sensitivity and speed of our technology, we can detect smaller leaks in a pipeline sooner than the competition and we can more completely characterize production and potential production.

•
Laboratory research - our products are significantly less expensive than the competition and have a minimal footprint, making our products a great solution for entities with limited funding and counter space.

•
Petrochemical & refining - our products are able to provide real-time information upon which automated or human decisions may be made regarding product quality, efficiency of production and feedstock performance.

Our product portfolio currently consists of the following products:

•
MMS-1000™ - the MMS-1000™ is a small, low power desktop mass spectrometer designed for the laboratory market. The unique design of this unit enables fast, quality chemical analysis and requires minimal benchtop space (about the size of a shoebox), requires less power than a typical light bulb, and unlike traditional instruments, requires no consumables or special infrastructure. It has been particularly well received by the laboratory research marketplace.

•
OEM-1000 - the OEM-1000 is a mass spectrometer component that drives the MMS-1000™. It is designed to be integrated into customers specific packaging and enclosures, and is well suited to be integrated with application specific sampling or separation technology. A variant, the OEM-1000PI has recently been integrated into a Thermogravimetric Analyzer (“TGA”) manufactured by RIGAKU Corp. of Tokyo, Japan, one of the leading instrumentation companies in Asia. The integrated instrument named Thermo iMS2 is the world’s first integrated TGA with MS/MS capabilities and is expected to be well received by the international research and development markets. A further variant of the OEM-1000 has been selected by Battelle, a leading supplier of military chemical detection equipment, for integration into the Next Generation Chemical Detector ("NGCD"), a program under development by the DOD’s Joint Program Executive for Chemical and Biological Defense.

•
iONTRAC - the iONTRAC is a process analyzer utilizing the same mass spectrometer technology as the MMS-1000™. The iONTRAC provides near real-time monitoring of industrial processes such as petrochemical processing, food & beverage manufacturing and semiconductor cleanroom environmental monitoring. The instrument is designed to autonomously monitor processes and to provide reports using industry standard factory management system (“FMS”) infrastructure.

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

Astral Images

Astral Images, Inc. ("Astral") was created to commercialize identified government funded satellite image correction technologies. During the third quarter of 2015, Astral acquired certain defect correction technologies ("software") from Image Trends, Inc. ("Image Trends") in a transaction pursuant to Section 363 of the U.S. Bankruptcy Code. This acquisition excluded certain assets, including their consulting practice, which was the bulk of their revenue, and existing customer contracts that used acquired software as well as all their liabilities. Image Trends established a gold standard in film defect correction by expanding upon technology first developed by IBM and Kodak, and was the intellectual property of interest in this acquisition. The total cost of the selected assets Astral acquired was $1.6 million, which was predominately for the software. Of the $1.6 million, $165 thousand was contributed by the non-controlling interest owner, which securitized his interest in the software. His $165 thousand later became his non-controlling basis in Astral, and was used as part of the asset purchase agreement with the bankruptcy court. The processes that were critical in producing sales from the software "as is" were not acquired. In conjunction with the asset purchase, we were able to hire several engineers who were critical in the creation of this technology. The engineers will allow the Company to enhance this technology to future opportunities in the digital conversion and repair of feature films and film-based television series industries to the next generation Ultra-High Definition ("UHD") 4K standards.

Business Developments

Sale of Astrotech Space Operations business (“Asset Sale”)

On August 22, 2014, the Company completed the Asset Sale. As of March 31, 2015, the estimated purchase price is $59.3 million, which includes a working capital adjustment of $1.7 million. As of March 31, 2015, the Company has received cash of $53.2 million and has recorded a receivable of $6.1 million for the indemnity holdback. The indemnity holdback is being held in escrow under the terms of an escrow agreement until February 2016 (the 18-month anniversary of the consummation of the transaction). The Company expects to fully realize the indemnity holdback in February 2016. Our former ASO business consists of (i) ownership, operation and maintenance of spacecraft processing facilities in Titusville, Florida and VAFB; (ii) supporting government and commercial customers processing complex communication, earth observation and deep space satellite launches; (iii) designing and building spacecraft processing equipment and facilities; and (iv) providing propellant services including designing, building and testing propellant service equipment for fueling spacecraft.

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

Payoff of Term Loan

On August 22, 2014, the Company used a portion of the proceeds from the Asset Sale to pay off the outstanding balance of its term loan of $5.7 million. The Company has no outstanding debt as of March 31, 2015.

Payoff of Texas Emerging Technology Fund Award

On August 28, 2014, the Company used a portion of the proceeds from the Asset Sale to settle its funding from the State of Texas Emerging Technology Fund for $2.3 million.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are reviewed periodically. Actual results may differ from these estimates under different assumptions or conditions.

With the sale of our former ASO business unit, several of our critical accounting policies will no longer be applicable in subsequent fiscal years. Management will update its disclosure of our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K.

Results of Operations

Quarter ended March 31, 2015 compared to Quarter ended March 31, 2014:

Selected consolidated financial data for the quarter ended March 31, 2015 and 2014 is as follows (in thousands):

	Quarter Ended March 31,
	2015	2014
Revenue	$12	$48
Cost of revenue	—	—
Gross profit	12	48
Gross margin	—%	—%
Selling, general and administrative	1,681	1,432
Research and development	659	645
Operating expenses	2,340	2,077
Loss from operations	(2,328)	(2,029)
Other income, net	76	—
Income tax benefit (expense)	894	(360)
Loss from continuing operations	(1,358)	(2,389)
Discontinued operations
Loss from operations of former ASO business	—	(1,022)
Income tax (expense) benefit	(753)	358
Loss from discontinued operations	(753)	(664)
Net loss	(2,111)	(3,053)
Less: Net loss attributable to noncontrolling interest	(11)	(216)
Net loss attributable to Astrotech Corporation	$(2,100)	$(2,837)

Revenue – Total revenue decreased $36 thousand or, 75%, during the third quarter of fiscal 2015, compared to the third quarter of fiscal 2014. During the third quarter of fiscal 2014, we had revenue associated with a legacy handrail project of $48 thousand, and we had $12 thousand of incentive grant revenue related project that was completed during the third quarter of fiscal 2015.

Gross Profit – Gross profit decreased $36 thousand or, 75%, during the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 due to our decrease in revenue as described above. Also, cost of revenues remained unchanged during the third quarter of fiscal 2015 at no cost of revenues in both the third quarter of fiscal 2015 and 2014.

Operating Expenses – Our operating expenses increased $263 thousand, or 13%, during the third quarter of fiscal 2015 compared to the same period in the prior fiscal year. Significant changes to operating expenses included the following:

•	Selling, general and administrative expense increased by $249 thousand or, 17%, primarily driven by additional headcount during the quarter.

•	Research and development expense increased $14 thousand, or 2%, primarily driven by additional headcount during the quarter.

Income Taxes on Continuing Operations – Our income tax benefit increased $1.3 million, or 348%, due to higher losses on continuing operations during the third quarter of fiscal 2015, compared to the same period in the prior fiscal year.

Discontinued Operations – Discontinued operations includes the reclassification of operations of the Company’s former ASO business unit for the three months ended March 31, 2014. The loss from discontinued operations increased $89 thousand during the third quarter of fiscal 2015, compared to the same period in the prior year. Significant changes included the following:

•
Operating loss from discontinued operations decreased $1 million as our former ASO business unit’s operating results were only included through August 21, 2014; therefore, there was no income recognition for the three months ending March 31, 2015.

•	Cost of revenues from discontinued operations decreased $2 million due to our decreases in operating income as described above.

Nine months ended March 31, 2015 compared to Nine months ended March 31, 2014:

Selected consolidated financial data for the nine months ended March 31, 2015 and 2014 is as follows (in thousands):

	Nine Months Ended March 31,
	2015	2014
Revenue	$336	$130
Cost of revenue	281	—
Gross profit	55	130
Gross margin	16%	—%
Selling, general and administrative	5,653	5,007
Research and development	2,335	1,800
Operating expenses	7,988	6,807
Loss from operations	(7,933)	(6,677)
Other income	112	9
Income tax benefit	2,953	1,371
Loss from continuing operations	(4,868)	(5,297)
Discontinued operations
Income from operations of former ASO business	26,933	1,855
Income tax expense	(3,315)	(1,379)
Income from discontinued operations	23,618	476
Net income (loss)	18,750	(4,821)
Less: Net loss attributable to noncontrolling interest	(11)	(681)
Net income (loss) attributable to Astrotech Corporation	$18,761	$(4,140)

Revenue – Total revenue increased $206 thousand, or 158%, for the nine months ended March 31, 2015, compared to the nine months ended March 31, 2014, due to the first phase of a new subcontract agreement with a third party on the NGCD program.

Gross Profit – Gross profit decreased $75 thousand, or 58%, during the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014, due to no cost of revenues being recorded during the nine months ended March 31, 2014.

Operating Expenses – Our operating expenses increased $1.2 million, or 17%, during the nine months ended March 31, 2015, compared to the same period in the prior fiscal year. Significant changes to operating expenses included the following:

•
Selling, general and administrative expense increased by $646 thousand, or 13%, primarily driven by transaction-related costs within Corporate operations, most notably an increase in legal expense as well as higher employee-related costs due to additional headcount within the Company.

•	Research and development expense increased by $535 thousand, or 30%, primarily driven by additional headcount during the nine months ended March 31, 2015.

Income Taxes on Continuing Operations – Our income tax benefit increased $1.6 million, or 115%, due to higher losses on continuing operations during the nine months ended March 31, 2015, compared to the same period in the prior fiscal year.

Discontinued Operations – Discontinued operations includes the reclassification of operations of the Company’s former ASO business unit for the nine months ended March 31, 2014. Income from discontinued operations increased $23.1 million during the nine months ended March 31, 2015 compared to the same period in the prior year. Significant changes included the following:

•
Gain on the Asset Sale of $25.6 million ($23.7 million after-tax) which reflects the excess of the sum of the cash proceeds received over the net book value of the net assets of the Company’s former ASO business unit.

•
Operating income from discontinued operations increased by $25.1 million as our former ASO business unit’s operating results were only included through August 21, 2014 in the nine months ended March 31, 2015, compared to the full nine months ended March 31, 2014.

•	Income tax expense increased $1.9 million due to the gain on the ASO transaction, offset by net operating loss carryforwards allocated to discontinued operations.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents (in thousands):

	Nine Months Ended March 31,
	2015	2014	change
Cash flows from continuing operations:
Net cash used in operating activities	$(4,844)	$(4,040)	$(804)
Net cash used in investing activities	(34,956)	(149)	(34,807)
Net cash used in financing activities	(2,592)	—	(2,592)
Net cash used in continuing operations	(42,392)	(4,189)	(38,203)

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	(2,307)	2,600	(4,907)
Net cash provided by investing activities	53,189	1,335	51,854
Net cash used in financing activities	(5,655)	(290)	(5,365)
Net cash provided by discontinued operations	45,227	3,645	41,582

Net change in cash and cash equivalents	$2,835	$(544)	$3,379

Cash and Cash Equivalents and Short-Term Investments

As of March 31, 2015, we had cash and cash equivalents and short-term investments of $30.6 million, and our working capital was approximately $34.7 million. As of June 30, 2014, we had cash and cash equivalents and short-term investments of $3.8 million and our working capital was approximately $(4.4) million. Cash and cash equivalents and short-term investments increased by approximately $26.8 million as of March 31, 2015, as compared to June 30, 2014, due to proceeds received from the sale of our former ASO business unit.

Operating Activities

Net cash used in operating activities from continuing operations increased to $4.8 million for the nine months ended March 31, 2015, compared to $4.0 million for the nine months ended March 31, 2014, which was primarily the result of increased losses and net income tax asset of $244 thousand associated with our net loss in continuing operations.

Net cash used in operating activities from discontinued operations was $2.3 million for the nine months ended March 31, 2015, compared to net cash provided by operating activities from discontinued operations of $2.6 million for the nine months ended March 31, 2014. The change was related to the sale of our former ASO business unit prior to the end of the nine months ended March 31, 2015.

Investing Activities

Cash used in investing activities from continuing operations for the nine months ended March 31, 2015 increased $34.8 million compared to the nine months ended March 31, 2014. The proceeds from the sale of the ASO business were used to purchase investments.

Cash provided by investing activities from discontinued operations increased to $53.2 million for the nine months ended March 31, 2015, compared to $1.3 million for the nine months ended March 31, 2014, which was due to the sale of our former ASO business.

Financing Activities

Cash used in financing activities from continuing operations increased $2.6 million for the nine months ended March 31, 2015, compared to the nine months ended March 31, 2014. The increase was due to the payoff of funding from the State of Texas Emerging Technology Fund for $2.3 million. There was also $0.5 million used for shares bought back during this period.

Cash used in financing activities from discontinued operations increased to $5.7 million for the nine months ended March 31, 2015, compared to $0.3 million for the nine months ended March 31, 2014. This increase was related to the payoff of our term loan that was secured by the assets of our former ASO business unit.

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

Liquidity

As of March 31, 2015, we had cash and cash equivalents and short-term investments of $30.6 million and our working capital was approximately $34.7 million, which excludes an indemnity cash holdback receivable of $6.1 million being held in escrow as part of the sale of our ASO business. The indemnity cash holdback may be received no later than February 2016 subject to certain conditions in the asset purchase agreement entered into in connection with the Asset Sale.

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

On August 22, 2014, we completed the Asset Sale. As of March 31, 2015, the estimated purchase price is $59.3 million, which includes a working capital adjustment of $1.7 million. As of March 31, 2015, the Company has received cash of $53.2 million and has recorded a receivables of $6.1 million for the indemnity holdback. The indemnity holdback is being held in escrow under the terms of an escrow agreement until February 2016 (the 18-month anniversary of the consummation of the transaction). A portion of the proceeds from the sale was used to pay off the term loan of $5.7 million and to settle our funding from the State of Texas Emerging Technology Fund for $2.3 million. The remaining funds will fund current operations and support strategies for our remaining business unit, Spacetech.

We believe we have sufficient liquidity to continue to fund our operating expenses, capital requirements and other expected liquidity requirements over the next fiscal year.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of March 31, 2015, the Company has established a full valuation allowance against all of its net deferred tax assets to the extent they will not be utilized to offset the gain and income from discontinued operations.

To the extent that a loss from continuing operations can be utilized to offset the income otherwise resulting from discontinued operations, it has been recognized as a tax benefit from continuing operations.  To the extent that a loss or credit carryover can be utilized to offset the income from discontinued operations, it has been recognized as a tax benefit from discontinued operations.

During the third quarter, the Company incurred losses from continuing operations in the amount of $2.1 million. As a result, there was a reclassification of approximately $735 thousand of additional benefit to continuing operations and additional expense to discontinued operations as there was less benefit to the discontinued operations for the use of prior year Net Operating Losses ("NOLs"). The total effective tax rate for continuing operations continues to be approximately 38% fiscal year to date.

The disposition of the ASO business resulted in the recognition of a taxable gain of approximately $26.9 million. The Company will utilize losses generated during its current fiscal year ending June 30, 2015, as well as loss carryovers and credits that are unrestricted by IRC Section 382 (which limits the utilization of loss carryovers). As of March 31, 2015, the Company expects that the gain will be offset by losses incurred during the fiscal year in the amount of $8.6 million; the remainder of the gain was offset by prior year NOLs. The Company is currently unable to reasonably estimate the impact of any additional losses that may occur during the remainder of its fiscal year ending June 30, 2015. As of March 31, 2015, the net federal and state tax impact of the disposition gain (net of the losses incurred during the nine months ended March 31, 2015 and the tax attribute carryovers from prior years) is $362 thousand, which is related to the Alternative Minimum Tax ("AMT") incurred in the amount of $337 thousand and current state tax expense of $25 thousand.

For the nine months ended March 31, 2015 and 2014, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized; as such, the Company is subject to examination for the fiscal years ended 2000 through present for federal purposes and fiscal years ended 2006 through present for state purposes.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2015.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are party from time to time to certain claims, litigation, audits and investigations. Potential liabilities associated with these types of proceedings could have a material impact on our financial position, results of operations or cash flows.

Astrotech was named as a party to a suit filed in the Circuit Court of the Eighteenth Judicial Circuit for Brevard County, Florida. This is an action for foreclosure of certain real estate and for debt. The Company was named as a party because it held an inferior lien against the property at issue and had to be named in the foreclosure action. No monetary relief was requested from Astrotech at the time. In July 2014, the Company received a lump sum payment of $50 thousand, less legal fees, along with a release of liability in exchange for a release of its inferior mortgage. In October 2014, the underlying lawsuit was voluntarily dismissed and the case was closed.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers (amounts in thousands of dollars, except share data and per share amounts).

On December 16, 2014, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $5 million of our outstanding shares. As of March 31, 2015, we had repurchased approximately $282 thousand worth of Astrotech Corporation stock as part of the share buyback program.
The following table provides information with respect to purchases under our share repurchase program during the third quarter of 2015.

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 through January 31, 2015	53,825	$2.48	$53,825	$4,718,320
Total	53,825	$2.48	53,825	$4,718,320

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

4.1	Astrotech Corporation amended and restated 2008 Stock Incentive Plan

4.2	Astrotech Corporation amended and restated 2011 Stock Incentive Plan

10.1	Amended and Restated consulting agreement with VC Holdings, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934.

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

Astrotech Corporation

Date: May 11, 2015	/s/ Eric Stober
Eric Stober
Chief Financial Officer