Form 10-K
period 2015-06-30
ASTROTECH Corp
filed 2015-09-22
CIK 1001907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended June 30, 2015

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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐NO ☑
The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2014, based upon the closing price of such stock on the NASDAQ Capital Market on such date of $2.43 was approximately $47,818,555.

As of September 22, 2015, 20,700,673 shares of the registrant’s Common Stock, no par value, were outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:

•	The effect of economic conditions in the United States or other nations that could impact our ability to sell our products and services or gain customers;

•	Our ability to raise sufficient capital to meet our long and short-term liquidity requirements;

•	Our ability to successfully pursue our business plan and execute our strategy;

•	Whether we will fully realize the economic benefits under our customer contracts;

•	Technological difficulties and potential legal claims arising from any technological difficulties;

•	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by governmental or commercial customers;

•	Uncertainty in government funding, grant opportunities or procurements;

•	The impact of competition on our ability to win new contracts;

•	Uncertainty in securing reliable and consistent access to space, including the International Space Station (“ISS”);

•	Delays in the timing of performance under our contracts; and

•	Our ability to meet technological development milestones and overcome development challenges.
Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate. Therefore, we cannot assure you that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described elsewhere in this Form 10-K, or in the documents incorporated by reference herein. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the Securities and Exchange Commission (“SEC”) or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Form 10-K and in prior or subsequent communications.

PART I

Item 1. Business.

Our Company

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us” or “our”), a Washington corporation organized in 1984, is an Austin, Texas based technology company that has evolved from over 30 years in the human spaceflight, Space Shuttle and Department of Defense (“DOD”) satellite programs. The Company is a leader in the commercialization of space technologies, and we also continuously evaluate potential investment opportunities where we can leverage our significant entrepreneurial experience, operating experience and vast network to add value for our shareholders.

With the sale of the Company’s former Astrotech Space Operations (“ASO”) business unit (“the ASO business”) in August 2014, the Company now operates a single reportable business unit, Spacetech, and its efforts are focused on the following:

•	Working with customers and development partners to satisfy application specific chemical detection objectives using our advanced mass spectrometry technology;

•	Extending our intellectual property portfolio by enhancing and refining our mass spectrometry technology;

•
Enabling film restoration, enhancement and digitization using an automated process that revives the original color and removes dust, scratches and defects from film to restore it to its original condition;

•
Facilitating the shift from 2K resolution to Ultra-High Definition (“UHD”) High Dynamic Range (“HDR”) 4K resolution, the format in which the next generation of digital video content will be delivered to the home; and

•	Developing next generation vaccines using the unique environment of microgravity.

Business Developments

Creation of Astral Images

Astral Images, Inc. (“Astral”) was created to commercialize identified government funded satellite image correction technologies. During the Company's third quarter of 2015, Astral acquired certain defect correction technologies (“software”) from Image Trends, Inc. (“Image Trends”) in a transaction pursuant to Section 363 of the U.S. Bankruptcy Code. Image Trends created film defect correction technology by expanding upon technology first developed by IBM and Kodak. The acquisition excluded (a) certain assets, including Image Trends' consulting practice, (b) existing customer contracts that used the software acquired and (c) substantially all of Image Trends' liabilities. The total cost of the assets Astral acquired was $1.8 million, of which $422 thousand consisted of debt contributed by the minority owner of Astral in connection with the bidding and sale process in the bankruptcy court. The processes that were critical in producing sales from the software were not acquired. In conjunction with the asset purchase, we were able to hire several engineers who were critical in the creation of the software. These engineers were hired to help the Company enhance the software technology to meet future opportunities and position Astral to be a leader in digital conversion and repair of feature films, film based television series, sporting events shot on film, film libraries, film archives and consumer media. The timing of the acquisition coincides with a significant shift in the film scanning industry, as most film assets will need to go through an upgrade to 4K to remain relevant for distribution as television manufacturers sell more 4K televisions and consumer demand for such content accelerates.

Sale of Astrotech Space Operations business (“Asset Sale”)

In August 2014, the Company completed the previously announced sale (“Asset Sale”) of substantially all of its assets used in the Company's former ASO business to Lockheed Martin Corporation for an agreed upon purchase price of $61.0 million. The purchase agreement provided for a working capital adjustment, which resulted in a reduction of the purchase price of $1.7 million, resulting in a net purchase price of $59.3 million. As of June 30, 2015, the Company has received cash of $53.2 million, and has recorded a receivable of $6.1 million for the indemnity holdback. The indemnity holdback is being held in escrow under the terms of an escrow agreement until February 2016 (the 18-month anniversary of the consummation of the transaction). Our former ASO business consisted of (i) ownership, operation and maintenance of spacecraft processing facilities in Titusville, Florida and Vandenberg Air Force Base, California (“VAFB”); (ii) supporting government and commercial customers processing complex communication, earth observation and deep space satellite launches; (iii) designing and building spacecraft processing equipment and facilities; and (iv) providing propellant services including designing, building and testing propellant service equipment for fueling spacecraft.

Payoff of Term Loan

In August 2014, the Company used a portion of the proceeds from the Asset Sale (discussed above) to pay off the outstanding balance of its term loan of $5.7 million.

Payoff of Texas Emerging Technology Fund Award

In August 2014, the Company used a portion of the proceeds from the Asset Sale to settle a note issued from the State of Texas Emerging Technology Fund for $2.3 million.

Our Business

Spacetech

We are a technology company designed to commercialize space-industry technologies. The substantial majority of operations are related to 1st Detect and the Company is in the process of developing two other business lines.

1st Detect

1st Detect develops, manufactures and sells miniaturized transportable mass spectrometers and related equipment. Mass spectrometers, in general, measure the mass and relative abundance of ions in a sample to create a “mass spectrum.” The resulting mass spectrum is a unique fingerprint that is compared to a reference library of mass spectra to verify the identity of a sample. Mass spectrometers can identify chemicals with more accuracy and precision than competing instruments given their extreme sensitivity and specificity. Mass spectrometers are a staple of almost all analytical laboratories. By leveraging technology initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station (“ISS”), the Company has developed a series of instruments that we believe are significantly smaller, lighter, faster and less expensive than competing mass spectrometers and significantly more sensitive and accurate than other competing chemical detectors.

The MMS-1000™ is a small, low power mass spectrometer designed initially for the laboratory market. The unique design of this unit enables mass spectrometric quality chemical analysis in a small package (about the size of a shoebox) that operates from less power than a typical light bulb. This allows high quality chemical analysis to be performed in locations where mass spectrometers have not been used before, such as in airports to detect traces of explosives, directly on the factory floor or in the battlefield, without compromising the quality of the analysis. The OEM-1000 is a mass spectrometer component that is designed to be integrated into customers’ complementary technology. The OEM-1000 has recently been integrated into a Thermogravimetric Analyzer (“TGA”) manufactured by RIGAKU of Tokyo, Japan, which is one of the leading instrumentation companies in Asia. The integrated instrument named Thermo iMS2 is the world's first integrated TGA with tandem mass spectrometry (“MS/MS”) capabilities, and we believe it will be well received by the international research and development markets. A further variant of the OEM-1000 has been selected by Battelle, a leading supplier of military chemical detection equipment, for integration into the Next Generation Chemical Detector (“NGCD”), a program under development by the DOD’s Joint Program Executive for Chemical and Biological Defense.

Astrogenetix

Astrogenetix is a biotechnology company formed to commercialize vaccine targets discovered in the unique environment of microgravity. NASA has engaged the Center for Vaccine Development at the University of Maryland, one of the leading vaccinology institutions in the world, to aid in the filing of an Investigational New Drug (“IND”) application for Salmonella. NASA is providing much of the necessary funding for this research, meaning little investment is required of Astrogenetix as efforts are concentrated on filing the IND. We have negotiated a Space Act Agreement with NASA for a minimum of twenty-eight additional space flights following the successful filing of the IND application for Salmonella.

Astral Images

Astral was created to commercialize identified government funded satellite image correction technologies. During the third quarter of 2015, Astral acquired certain established defect correction technologies from Image Trends, Inc. (“Image Trends”) in a transaction pursuant to Section 363 of the U.S. Bankruptcy Code. This acquisition excluded certain assets, including their consulting practice, that are not relevant for the Company's future plans for Astral. Image Trends created film defect correction technology by expanding upon technology first developed by IBM and Kodak, and was the intellectual property of interest in this acquisition. The total cost of the selected assets Astral acquired was $1.8 million. In conjunction with the asset purchase, we were able to hire several engineers who were critical in the creation of this technology. These engineers will allow the Company to adapt this technology to future opportunities and position Astral to be a leader in digital conversion and repair of feature films, film based television series, sporting events shot on film, film libraries, film archives and consumer media.

Business Strategy

1st Detect

With the recent introduction of the OEM-1000 platform technology, 1st Detect is integrating the mass spectrometer technology with a number of existing complementary technologies and instruments. Market development strategies are focused on product development with channel partners who will enhance the analytical capability of their own product offerings by leveraging the attributes of the OEM-1000 to provide a competitive advantage. In addition to our OEM opportunities, due to the high speed performance, analytical capability and flexibility of our product, our best opportunities involve government programs in aviation security and the military and in applications where real-time or in-situ monitoring is required. There are also significant opportunities in the industrial research environment where our mass spectrometer technology allows customers to offer high performance analytical capabilities while reducing their bench-top space requirements at a fraction of the price of other mass spectrometry solutions.

Astrogenetix

From 2008 to 2011, Astrogenetix pursued an aggressive space access strategy to take advantage of the space shuttle program prior to its retirement. This strategy gave Astrogenetix unprecedented access to research in microgravity, as we flew twelve times with experiments in this three year period. NASA has engaged the Center for Vaccine Development at the University of Maryland, one of the leading vaccinology institutions in the world, to aid in the filing of an IND application for Salmonella. We have negotiated a Space Act Agreement with NASA for a minimum of twenty-eight additional space flights following the successful filing of the IND application for Salmonella.

Astral Images

Astral Images, Inc. was launched to commercialize identified government funded satellite image correction technologies. Along with the acquisition of certain established defect correction technologies, first funded by IBM and Kodak, we believe that Astral is positioned to be a leader in the automated image correction and enhancement industry. We aim for Astral to offer compelling innovative technology solutions that deliver high quality images and derive high levels of efficiencies through software automation to an industry that traditionally relies on expensive manual labor for image correction and enhancements. Our software is being developed to address multiple market segments, including:

•	Feature films

•	Film based television series

•	Sporting events shot on film

•	State owned and private film libraries

•	Film archives

•	Consumer media

Products and Services

1st Detect

1st Detect’s mass spectrometer is a chemical analyzer that provides laboratory quality, real-time analysis. The system is now the platform for the world’s smallest commercially available Gas Chromatograph/Mass Spectrometer (“GC/MS”). The Company’s proprietary technology utilizes advanced low power electronics and miniaturization technologies developed for detecting a wide range of chemicals quickly with very high sensitivity, specificity and reliability. The instrument provides laboratory quality performance in a much smaller footprint and at a much lower price than competing mass spectrometers. The Company has eleven granted U.S. patents, seven granted foreign patents, three pending U.S. patents and two pending foreign patent applications.
Our product portfolio currently consists of the following products:

•
MMS-1000™ - the MMS-1000™ is a small, low power desktop mass spectrometer designed for the laboratory market. The unique design of this unit enables fast, quality chemical analysis and requires minimal benchtop space (about the size of a shoebox), requires less power than a typical light bulb, and, unlike traditional instruments, requires no consumables or special infrastructure.

•
OEM-1000 - the OEM-1000 is a mass spectrometer component that drives the MMS-1000™. It is designed to be integrated into a customer’s specific packaging and enclosures, and is well suited to be integrated with application specific sampling or separation technology. A variant, the OEM-1000PI has recently been integrated into a TGA manufactured by RIGAKU Corp. of Tokyo, Japan, one of the leading instrumentation companies in Asia. The integrated instrument named Thermo iMS2 is the world’s first integrated TGA with MS/MS capabilities and will be sold by RIGAKU to the international research and development markets. A further variant of the OEM-1000 has been selected by Battelle, a leading supplier of military chemical detection equipment, for integration into the NGCD, a program under development by the DOD’s Joint Program Executive for Chemical and Biological Defense.

•
iONTRAC - the iONTRAC is a process analyzer utilizing an enhanced version of our core mass spectrometer technology, which includes the addition and integration of gas chromatography and continuous 24/7 operational features. The iONTRAC provides in-situ real-time monitoring of industrial processes, and we are targeting customers in petrochemical processing, food and beverage manufacturing, critical infrastructure protection and semiconductor clean-room environmental monitoring. The instrument is designed to autonomously monitor processes and to provide reports using industry standard factory management system (“FMS”) infrastructure.

Astrogenetix

Astrogenetix is a biotechnology company formed to commercialize products processed in the unique environment of microgravity. Astrogenetix pursued an aggressive space access strategy to take advantage of the space shuttle program prior to its retirement in 2011. Astrogenetix and the team are currently focused on developing a Salmonella vaccine as part of the ongoing commercialization strategy. We have negotiated a Space Act Agreement with NASA providing for a minimum of twenty-eight additional space flights following the successful filing of the IND application for Salmonella.

Astral Images

Astral provides efficient and high quality film digitization, image correction and enhancement technology. We offer complete systems containing customized off-the-shelf hardware with integrated Astral Images software, standalone software products and scanning or enhancement services. Our two products include:

•
Astral Black ICE™ - targeted mainly towards the black and white feature film and televisions series digitization and restoration markets, Astral Black ICE™ is a complete system with customized off the shelf hardware with purpose built software and services. Our image correction and enhancement technology is integrated into the scanner while offering high quality real-time results at scan speed.

•	Astral Color ICE™ - a standalone software solution that can be integrated into most film scanners to enable color image correction and enhancement.

Both Astral Black ICE™ and Astral Color ICE™ provide for significant cost savings over the expensive and labor intensive manual process that has been the industry standard.

Customers, Sales and Marketing

Spacetech

1st Detect

1st Detect’s customers include government agencies, research organizations and universities. Customers have either purchased or leased the MMS-1000™ or OEM-1000, often to evaluate the core technology in connection with exploring an OEM distribution relationship with 1st Detect. We believe this partnering strategy will provide scalable distribution leveraging the brand names of reputable, high quality partners with established and robust distribution channels.

In addition to OEM partnerships, we are increasing the size of our sales team so that we can focus on direct sales. Such efforts will primarily focus on our beachhead strategy to install our breakthrough mass spectrometry technology in applications that can benefit from near-instant process controls by emphasizing opportunities in the food and beverage, semiconductor, oil and gas and petrochemical industries.

Astrogenetix

Astrogenetix does not currently sell products to the market. Instead, its efforts are focused on filing an IND application with the Food and Drug Administration (“FDA”) for a Salmonella vaccine. Once complete, we will begin to market this vaccine target to pharmaceutical companies in anticipation of a partnership to complete the FDA approval process and to ultimately commercialize the vaccine.

Astral Images

Astral’s target customers are content creators and owners such as film studios, libraries, archives and content processors such as post production entities and distribution networks. Astral is positioned to leverage the demand generated by the release of the new UHD standard and the introduction of UHD compatible displays by display manufacturers, urging content owners to convert feature films and television series to conform to the new standards. Additionally, Astral is exploring the consumer media restoration market as consumers resort to cloud services for storing their personal media.

Competition

Spacetech

1st Detect

Competition with 1st Detect’s mass spectrometer comes from traditional mass spectrometers and from other chemical sensors based on different technologies, primarily ion mobility spectrometry (“IMS”).

There are several vendors that compete directly with 1st Detect’s mass spectrometer. However, 1st Detect products combine a number of attributes in a single product not currently available in other products. 1st Detect’s competitive advantages include:

•
Our technology allows for near instantaneous results with laboratory quality sensitivity, specificity and performance. This compares to traditional mass spectrometers that are very expensive, can take up to several hours and require a cumbersome clear-out and recalibration process between analyses.

•
Our price point is significantly less than a traditional mass spectrometer, becoming the first instrument that can provide superior mass spectrometry results at a price point similar to technologically inferior ion mobility spectrometers, which can only detect a limited number of chemicals and are prone to false results.

•
The 1st Detect offering is significantly smaller, lighter and much more portable than most other mass spectrometers. Our mass spectrometer can operate from an automobile’s cigarette lighter, while traditional mass spectrometers are permanently situated on a table in a laboratory and require 500 watts or more to operate.

•
Separating us from our competition is our ability to provide “all of the data, all of the time.” This attribute allows customers to review the historical results of their manufacturing process, enabling them to quickly identify sources of contamination, unexpected reduced quality of product and unusual excursions that are often unanticipated. Competitive offerings generally lack this important ability.

•
Our MS/MS capability that is integrated with our standard software further improves the specificity of our instrument without the need for additional hardware. This feature isolates specific chemicals of interest so they can be further fragmented in the trap to provide a secondary confirmation of an analysis. Such a feature is usually only available in very expensive laboratory instruments.

•	Developed as a platform technology, 1st Detect is able to be adapted to a wider variety of applications than most competing purpose-built instruments.

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

Astral Images

Astral faces significant competition from several vendors in the scanning and restoration services industry. Our competitors are independent scanning boutiques at one end of the spectrum, and at the other, fully integrated post-production houses offering a breadth of services including scanning and restoration. However, the level of automation we have purpose-built into our solutions gives us compelling cost advantages while maintaining the high image quality customers have come to expect. Our solutions are scalable, cost effective and more consistent when compared to competitors’ traditionally manual approaches.

Research and Development

We incurred $3.2 million and $2.5 million in research and development expense during fiscal years 2015 and 2014, respectively. Research and development in fiscal year 2015 has been primarily directed towards development of 1st Detect’s mass spectrometer.

1st Detect

We invest considerable resources into our internal research and development functions. In addition, we work collaboratively with our development partners to define and deliver additional capabilities to our customers. We conduct research to improve system functionality, streamline and simplify the user experience and extend our capability into customer defined, application-specific opportunities. We aggressively seek patent protection from the U.S. Patent & Trademark Office and foreign patent offices.

Astrogenetix

NASA has engaged the Center for Vaccine Development at the University of Maryland, one of the leading vaccinology institutions in the world, to aid in the filing of an IND application for Salmonella. NASA is providing much of the necessary funding for this research, meaning little investment is required of Astrogenetix as efforts are concentrated on filing the IND.

Astral Images

Our philosophy is to offer compelling solutions with differentiation through innovation. Our research and development activities are directed towards building innovative solutions consisting of customized off-the-shelf hardware and internally developed reliable software and services. We are focused on developing technology innovations that we believe will deliver significant cost benefits while enhancing image quality to competitive levels and beyond. We believe in protecting our intellectual property and have several patent applications underway.

Certain Regulatory Matters

We are subject to United States federal, state and local laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment. We are also beholden to certain regulations designed to protect our domestic technology from unintended foreign exploitation and regulate certain business practices. We believe that our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and consequential financial liability. Our operations are also subject to various regulations under federal laws regarding the international transfer of technology, as well as to various federal and state laws related to business operations. In addition, we are subject to federal contracting procedures, audit and oversight. Compliance with environmental laws and regulations and technology export requirements has not had and, we believe, will not have in the future, material effects on our capital expenditures, earnings or competitive position.

Federal regulations that impact our operations include the following:

Federal Regulation of International Business. We are subject to various federal regulations as they relate to the export of certain goods, services and technology. These regulations, which include the Export Administration Act of 1979 administered by the Commerce Department and the Arms Export Control Act administered by the State Department, impose substantial restrictions on the sharing or transfer of technology to foreign entities. Our operations are conducted pursuant to a comprehensive export compliance policy that provides close review and documentation of activities subject to these laws and regulations.

Foreign Corrupt Practices Act. The Foreign Corrupt Practices Act establishes rules for U.S. companies doing business internationally. Compliance with these rules is achieved through established and enforced corporate policies, documented internal procedures and financial controls.

Iran Nonproliferation Act of 2000. This act authorizes the President of the United States to take punitive action against individuals or organizations known to be providing material aid to weapons of mass destruction programs in Iran.

Federal Acquisition Regulations. Goods and services provided by us to U.S. Government agencies are subject to Federal Acquisition Regulations. These regulations provide rules and procedures for invoicing, documenting and conducting business under contract with such entities. The Federal Acquisition Regulations also subject us to audit by federal auditors to confirm such compliance.

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

Regulatory Compliance and Risk Management

We maintain compliance with regulatory requirements and manage our risks through a program of compliance, awareness and insurance, which includes maintaining certain insurances and a continued emphasis in safety to mitigate any risks.

Employees Update

As of June 30, 2015, we employed 42 regular full-time employees, none of which were covered by any collective bargaining agreements.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Astrotech’s corporate headquarters is in Austin, Texas. The leased office houses executive management, finance and accounting, information technology and marketing and communications.

In May 2013, 1st Detect completed build-out of a new 16,000 square foot leased research and development and production facility in Webster, Texas.  This new facility is equipped with state-of-the-art laboratories, a clean room, a production shop and offices for staff.  The term of the lease is 62 months and includes options to extend for two additional five year periods. In February of 2015, 1st Detect exercised its right of first refusal on the adjoining space of over 9,000 square feet. The lease on the adjoining space expires April 2020.

Subsequent to June 30, 2015, Astral Images leased a property consisting of approximately 4,000 square feet in the city of Austin, Texas. The lease is from July 2015 to May 2018.

We believe that our current facilities and equipment are well maintained, in good condition and are adequate for our present and foreseeable needs.

Item 3. Legal Proceedings.

We are subject to legal proceedings and business disputes involving ordinary routine legal matters and claims incidental to our business. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements or awards against us. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense. As of June 30, 2015, we are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is principally traded on the NASDAQ Global Market under the symbol ASTC. The following table sets forth the quarterly high and low intra-day bid prices for the periods indicated:

Fiscal 2015	High	Low
First Quarter	$3.59	$2.66
Second Quarter	$3.03	$2.07
Third Quarter	$3.97	$2.40
Fourth Quarter	$3.25	$2.51

Fiscal 2014	High	Low
First Quarter	$0.98	$0.61
Second Quarter	$3.32	$0.63
Third Quarter	$4.05	$2.15
Fourth Quarter	$4.59	$2.01

We have never paid cash dividends; we do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

Issuer Repurchases of Equity Securities

On December 16, 2014, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $5 million of our outstanding common stock shares. As of June 30, 2015, we had repurchased approximately $0.4 million worth of Astrotech Corporation common stock as part of the current share buyback program. To date, we have approximately $2.7 million worth of Astrotech stock in treasury stock.

The following table identifies all repurchases during the year ended June 30, 2015, of any of the Company's securities registered under Section 12 of the Exchange Act, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share amounts):

Fiscal Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 through October 31, 2014	100,000	(1)	$2.56	—	$—
December 1, 2014 through December 31, 2014	58,800		2.52	58,800	4,852,059
January 1, 2015 through January 31, 2015	53,825		2.48	53,825	4,718,321
April 1, 2015 through April 30, 2015	563,580	(2)	3.20	—	4,718,321
June 1, 2015 through June 30, 2015	32,710		2.86	32,710	$4,624,900
Total	808,915		$3.01	145,335

(1) These shares were repurchased back from a Director and not part of the share repurchase program.
(2) These shares were surrendered by employees and Directors to cover tax withholding obligation.

We have 75,000,000 shares of Common Stock authorized for issuance. As of September 22, 2015, we had 20,700,673 shares of Common Stock outstanding, which were held by approximately 1,500 holders. The last reported sale price of our Common Stock as reported by the NASDAQ Global Market on September 22, 2015 was $2.31 per share.

Sales of Unregistered Securities.

We did not make any unregistered sales of our securities in fiscal 2015.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides information as of June 30, 2015 with respect to shares of our Common Stock that may be issued:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Astrotech Equity Available for Issuance	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,127,750	$1.53	1,068,740
Total	1,127,750	$1.53	1,068,740

Item 6.    Selected Financial Data.

The information called for under this item is not applicable to smaller reporting companies.

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

Overview

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us” or “our”), a Washington corporation organized in 1984, is an Austin, Texas based technology company that has evolved from over 30 years in the human spaceflight, Space Shuttle and Department of Defense (“DOD”) satellite programs. The Company has become a leader in the commercialization of space technologies, and we continuously evaluate potential investment opportunities where we can leverage our significant entrepreneurial experience, operating experience and vast network to add value for our shareholders.
With the sale of the Company’s former Astrotech Space Operations (“ASO”) business, the Company now operates a single reportable business unit, Spacetech, and its efforts are focused on the following:

•	Working with customers and development partners to satisfy application specific chemical detection objectives using our advanced mass spectrometry technology;

•	Extending our intellectual property portfolio by enhancing and refining our mass spectrometry technology;

•
Enabling film restoration, enhancement and digitization using an automated process that revives the original color and removes dust, scratches and defects from film to restore it to its original condition;

•
Facilitating the shift from 2K resolution to Ultra-High Definition (“UHD”) High Dynamic Range (“HDR”) 4K resolution, the format in which the next generation of digital video content will be delivered to the home; and

•	Developing next generation vaccines using the unique environment of microgravity.

Our Business

Spacetech

1st Detect

1st Detect develops, manufactures and sells miniaturized transportable mass spectrometers and related equipment. Mass spectrometers, in general, measure the mass and relative abundance of ions in a sample to create a “mass spectrum.” This resulting mass spectrum is a unique fingerprint that is compared to a reference library of mass spectra to verify the identity of a sample.

Mass spectrometers can identify chemicals with more accuracy and precision than competing instruments given their extreme sensitivity and specificity, and they are a staple of almost all analytical laboratories. By leveraging technology initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station (“ISS”), the Company has developed a series of instruments that we believe are significantly smaller, lighter, faster and less expensive than competing mass spectrometers and significantly more sensitive and accurate than other competing chemical detectors. Our efforts have resulted in a technology that has been or will be deployed in the following areas:

•
Explosive device detection in airports - we believe our device has at least 100 times the specificity of the current generation of screening devices, meaning significantly fewer false alarms and a higher probability of threat detection. Our solution also has better resolution, translating into the detection of a broader range of compounds, which allows us to see not only traditional explosives, but also homemade and improvised explosives, an area where the current technology lags.

•
Military - our technology is extremely sensitive, so we believe we can detect chemical warfare agents in much lower concentrations than incumbent technologies. The high level of specificity of our instrumentation not only improves detection of traditional threats, but also detects next generation chemical agents not easily detectable by current instrumentation. We expect that our products will be used to verify decontamination of previously contaminated sites, to positively identify a suspect compound following an alarm on a less sophisticated instrument and to evaluate a blast site for the type of explosive used.

•
Industrial process controls - we are enabling cost effective real-time in-situ mass spectrometer analysis for the first time. While competing technologies can alarm when there is an anomaly in a process, our technology can provide production or line managers real-time insights about those deviations to enable quicker decisions.

•
Food and beverage - we are also enabling cost effective real-time in-situ mass spectrometer analysis for what we believe to be the first time in the food and beverage industry. Not only does our instrumentation provide a full set of information to more thoroughly analyze results when there is a deviation in quality, but we provide objectivity that is not possible with human taste testers.

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

•
Oil and gas - given the sensitivity and speed of our technology, we believe we can detect smaller leaks in a pipeline sooner than the competition, and we can more completely characterize production and potential production.

•
Laboratory research - we believe our products are significantly less expensive than the competition and have a minimal footprint, making our products a great solution for entities with limited funding and counter space.

•
Petrochemical & refining - our products are able to provide real-time information upon which automated or human decisions may be made regarding product quality, efficiency of production and feedstock performance.

Our product portfolio currently consists of the following products:

•
MMS-1000™ - the MMS-1000™ is a small, low power desktop mass spectrometer designed for the laboratory market. The unique design of this unit enables fast, quality chemical analysis and requires minimal benchtop space (about the size of a shoebox), requires less power than a typical light bulb, and, unlike traditional instruments, requires no consumables or special infrastructure.

•
OEM-1000 - the OEM-1000 is a mass spectrometer component that drives the MMS-1000™. It is designed to be integrated into customers' specific packaging and enclosures, and is well suited to be integrated with application specific sampling or separation technology. A variant, the OEM-1000PI has recently been integrated into a Thermogravimetric Analyzer (“TGA”) manufactured by RIGAKU Corp. of Tokyo, Japan, one of the leading instrumentation companies in Asia. The integrated instrument named Thermo iMS2 is the world’s first integrated TGA with tandem mass spectrometry (“MS/MS”) capabilities and is expected to be well received by the international research and development markets. A further variant of the OEM-1000 has been selected by Battelle, a leading supplier of military chemical detection equipment, for integration into the Next Generation Chemical Detector (“NGCD”), a program under development by the Department of Defense’s Joint Program Executive for Chemical and Biological Defense.

•
iONTRAC - the iONTRAC is a process analyzer utilizing an enhanced version of our core mass spectrometer technology, which includes the addition and integration of gas chromatography and continuous 24/7 operational features. The iONTRAC provides in-situ real-time monitoring of industrial processes and we are targeting customers in petrochemical processing, food and beverage manufacturing, critical infrastructure protection and semiconductor clean-room environmental monitoring. The instrument is designed to autonomously monitor processes and to provide reports using industry standard factory management system (“FMS”) infrastructure.

Astrogenetix

Astrogenetix is a biotechnology company formed to commercialize vaccine targets discovered in the unique environment of microgravity. NASA has engaged the Center for Vaccine Development at the University of Maryland, one of the leading vaccinology institutions in the world, to aid in the filing of an Investigational New Drug (“IND”) application for Salmonella. NASA is providing much of the necessary funding for this research, meaning little investment is required of Astrogenetix as efforts are concentrated on filing the IND. We have negotiated a Space Act Agreement with NASA for a minimum of twenty-eight additional space flights following the successful filing of the IND for Salmonella.

Astral Images

Astral Images, Inc. (“Astral”) was created to commercialize identified government funded satellite image correction technologies. During the Company's third quarter of 2015, Astral acquired certain defect correction technologies (“software”) from Image Trends, Inc. (“Image Trends”) in a transaction pursuant to Section 363 of the U.S. Bankruptcy Code. Image Trends created film defect correction technology by expanding upon technology first developed by IBM and Kodak. The acquisition excluded (a) certain assets, including Image Trends' consulting practice, (b) existing customer contracts that used the software acquired and (c) substantially all of Image Trends' liabilities. The total cost of the assets Astral acquired was $1.8 million, of which $422 thousand consisted of debt and legal expenses contributed by the minority owner of Astral in connection with the bidding and sale process in the bankruptcy court. The processes that were critical in producing sales from the software were not acquired. In conjunction with the asset purchase, we were able to hire several engineers who were critical in the creation of the software. These engineers were hired to help the Company enhance the software technology to meet future opportunities and position Astral to be a leader in digital conversion and repair of feature films, film based television series, sporting events shot on film, film libraries, film archives and consumer media. The timing of the acquisition coincides with a significant shift in the film scanning industry, as most film assets will need to go through an upgrade to 4K to remain relevant for over-to-top distribution as television manufacturers sell more 4K televisions and consumer demand for such content accelerates.

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

A Summary of Revenue Recognition Methods

Services/Products Provided	Contract Type	Applicable Company	Method of Revenue Recognition
Engineering Services	Cost Reimbursable Award/Fixed Fee	Astrotech Space Operations	Reimbursable costs incurred plus award/fixed fee

Grant	Cost Reimbursable Award and Project Milestone Awards	1st Detect	Depending on the contract, revenue is recognized as costs are incurred for related research and development expenses or based on providing deliverables related to the contract

 Multiple Element Arrangements

We evaluate new or significantly modified contracts with customers to the extent the contracts includes multiple elements, to determine if the individual deliverables should be accounted for as separate units of accounting. When we determine that accounting for the deliverables as separate units is appropriate, we allocate the contract value to the deliverables based on the fair value of those deliverables. The contracts or contract modifications we evaluate for multiple elements may be both short and long-term in nature for services to be performed.

Long-Lived Assets

In assessing the recoverability of long-lived assets, fixed assets, assets under construction and intangible assets, we evaluate the recoverability of those assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, available-for-sale securities, notes payable and accrued liabilities. The carrying amounts of these assets and liabilities, in the opinion of Company’s management, approximate their fair value.

Available-for-Sale Investments

Investments that we designate as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). We determine the cost of the investment sold based on a first-in, first-out cost basis at the individual security level. Our investments are subject to a periodic impairment review. We evaluate the securities based on the specific facts and circumstances present at the time of assessment, which include the consideration of general market conditions, the duration and extent to which the fair value is below cost and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. We also consider specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors and changes in the investee’s credit rating. We record other than temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments, net.

Held-to-Maturity Investments

Investments that we designate as held-to-maturity investments are reported at historical amortized costs. These are investments the Company intends to hold until maturity. Our investments are subject to a periodic impairment review. We will write down our investment if we do not expect to recover the entire amortized cost basis of the instrument. We separate other than temporary impairments into amounts representing credit losses, which are recognized in interest and other, net, and amounts related to all other factors, which are recognized in other comprehensive income (loss).

Share-Based Compensation

The Company accounts for share-based awards to employees based on the fair value of the award on the grant date. The fair value of the stock options is estimated using expected dividend yields of the Company’s stock, the expected volatility of the stock, the expected length of time the options remain outstanding and risk-free interest rates. In some cases, the Company will have stock option awards that are based on performance of the employee and the Company estimates each performance requirement to determine probability. Changes in one or more of these factors may significantly affect the estimated fair value of the stock options. Additionally, the Company estimates the number of instruments for which the required service is expected to be rendered. The fair value of awards that are expected to vest is recorded as an expense over the vesting period.

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

During June 2014, the Company completed an internal reorganization involving both 1st Detect and Astrogenetix which resulted in the two entities becoming wholly-owned subsidiaries of the Company, and which was effected through the relinquishment by certain employees of equity grants previously issued to them in 1st Detect and Astrogenetix. The noncontrolling interest balance of $1.8 million at June 30, 2014 represented an interest held by the State of Texas Emerging Technology Fund, which was settled in August 2014 for $2.3 million. The Company has accounted for the difference between the $2.3 million paid and the $1.8 million received as a deemed dividend in its calculation of earnings per share. During the third quarter of 2015, Astral Images was created in conjunction with a noncontrolling interest, resulting in Astrotech owning 72% of Astral. As of June 30, 2015, Astrotech owned 83% of Astral (see Note 6 to our Consolidated Financial Statements).

State of Texas Funding

During the fiscal year ended June 30, 2014, the Company accounted for the State of Texas funding in the amount of $1.8 million in its majority owned subsidiary 1st Detect as a contribution of capital and has reflected the $1.8 million in the equity section of the consolidated balance sheet. While the award agreement included both a common stock purchase right and a note payable to the State of Texas, the economic substance of the transaction was that the State of Texas had purchased shares of 1st Detect in exchange for the granted award. On June 13, 2014, the Texas Emerging Technology Fund Agreement was amended to extend the repayment deadline and to also relinquish the purchase rights that were previously set to survive repayment. In August 2014, 1st Detect settled the note payable and common stock repurchase right (see Note 16 to our Consolidated Financial Statements). As a result, the State of Texas no longer holds a noncontrolling interest in 1st Detect.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of June 30, 2015, the Company has established a full valuation allowance against all of its net deferred tax assets.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company has an unrecognized tax benefit of $0.1 million for the years ended June 30, 2015 and 2014.

For the years ended June 30, 2015 and 2014, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized.

Results of Operations for the Years Ended June 30, 2015 and 2014

Selected financial data for the years ended June 30, 2015 and 2014 of our continuing operations are as follows:

	Year Ended June 30,
(In thousands)	2015	2014	Variance
Revenue	$513	$130	$383
Cost of revenue	424	—	424
Gross profit	89	130	(41)
Gross margin percentage	17%	100%	(83)%
Operating expenses
Selling, general and administrative	12,966	8,109	4,857
Research and development	3,234	2,505	729
Total operating expenses	16,200	10,614	5,586
Interest and other expense, net	224	11	213
Income tax benefit	5,941	4,148	1,793
Net loss from continuing operations	(9,946)	(6,325)	(3,621)
Less: net loss attributable to noncontrolling interest	(123)	(908)	785
Net loss from continuing operations attributable to Astrotech Corporation	(9,823)	(5,417)	(4,406)
Income from discontinued operations	20,601	457	20,144
Net income (loss) attributable to Astrotech Corporation	$10,778	$(4,960)	$15,738

Revenue – Total revenue increased by $383 thousand, or 295%, for the year ended June 30, 2015 compared to the year ended June 30, 2014. Fiscal 2015 revenue was comprised primarily of the first phase of a new subcontract agreement with Battelle on the NGCD program. Income related to unit sales of the MMS-1000™ continues to be booked as an offset to research and development expense and will continue to be booked accordingly until we transition to full production.

Gross Profit – Gross profit decreased $41 thousand, or 32%, during the year ended June 30, 2015 compared to the year ended June 30, 2014, due to no cost of revenues being recorded during the year ended June 30, 2014. The revenue in 2014 is comprised of handrails for an orbital vehicle that have little to no cost associated with their production.

Operating Expenses – Our operating expenses increased $5.6 million, or 53%, during the year ended June 30, 2015, compared to the same period in the prior fiscal year. Significant changes to operating expenses included the following:

•
Selling, General and Administrative Expenses – Our selling, general and administrative expense increased $4.9 million, or 60%, for the year ended June 30, 2015 compared to the year ended June 30, 2014, primarily driven by transaction-related costs within corporate operations, most notably an equity compensation expense increase of $4.4 million related to the Company's first equity award in almost three years that was awarded in the fourth quarter.

•	Research and Development Expenses – Research and development expense increased $729 thousand, or 29%, primarily driven by additional headcount during the year ended June 30, 2015.

Income Taxes on Continuing Operations – Our income tax benefit increased $1.8 million, or 43%, due to higher losses on continuing operations during the year ended June 30, 2015, compared to the same period in the prior fiscal year.

Discontinued Operations – Discontinued operations includes the reclassification of operations of the Company’s former ASO business unit for the fiscal years ended June 30, 2015 and June 30, 2014. Income from discontinued operations increased $20.1 million during the twelve months ended June 30, 2015 compared to the same period in the prior year. Significant changes included the following:

•
Gain on the Asset Sale of $25.4 million ($20.6 million after-tax) which reflects the excess of the sum of the cash proceeds and receivables received over the book value of the net assets of the Company’s former ASO business unit.

•
Operating income from discontinued operations decreased by $3.3 million as our former ASO business unit’s operating results were only included through August 21, 2014 in the twelve months ended June 30, 2015, compared to the full twelve months ended June 30, 2014.

•	Income tax expense increased $2.0 million due to the gain on the ASO transaction, offset by net operating loss carryforwards allocated to discontinued operations.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

 Balance Sheet

Total assets for the year ended June 30, 2015 were $44.2 million compared to total assets of $40.8 million at of the end of fiscal year 2014. The following table sets forth the significant components of the balance sheet as of June 30, 2015, compared with 2014 (in thousands):

	Year Ended June 30,
	2015	2014	Variance
Assets:
Current assets	$32,594	$5,684	$26,910
Property and equipment, net	3,108	1,211	1,897
Long-term investments	8,516	—	8,516
Discontinued operations – net of current assets	—	33,887	(33,887)
Total	$44,218	$40,782	$3,436
Liabilities and stockholders’ equity:
Current liabilities	$2,389	$10,093	$(7,704)
Other long-term liabilities	101	152	(51)
Discontinued operations – net of current liabilities	—	237	(237)
Stockholders’ equity	41,728	30,300	11,428
Total	$44,218	$40,782	$3,436

Current assets – Current assets increased $26.9 million as of June 30, 2015, as compared to June 30, 2014, as a result of the cash proceeds from the sale of ASO.

Property and equipment, net – Capital expenditures of $2.3 million in fiscal year 2015, which included the acquisition of the assets of Image Trends on March 19, 2015 for $1.8 million, exceeded depreciation of $377 thousand. Normalized capital expenditures for fiscal year 2015, not including the acquisition, were $0.5 million.

Other assets, net – Long-term investments increased $8.5 million and discontinued operations, net of current assets decreased $33.9 million due to the sale of ASO.

Current liabilities – Current liabilities decreased $7.7 million as of June 30, 2015, as compared to June 30, 2014, primarily as a result of payments on our term note of $5.7 million in August 2014.

Other long-term liabilities – Other long-term liabilities decreased $51 thousand for the year ended June 30, 2015, as compared to June 30, 2014, primarily due to the amortization of straight-line rent.

Discontinued operations, net of current liabilities – Discontinued operations, net of current liabilities decreased $0.2 million due to the sale of ASO in August 2014.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents (in thousands):

	Twelve Months Ended June 30,
	2015	2014	Variance
Cash flows from continuing operations:
Net cash used in operating activities	$(5,513)	$(4,431)	$(1,082)
Net cash used in investing activities	(33,945)	(150)	(33,795)
Net cash (used in) provided by financing activities	(4,232)	42	(4,274)
Net cash used in continuing operations	(43,690)	(4,539)	(39,151)

Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(5,345)	3,879	(9,224)
Net cash provided by (used in) investing activities	53,189	(218)	53,407
Net cash used in financing activities	(5,655)	(387)	(5,268)
Net cash provided by discontinued operations	42,189	3,274	38,915

Net change in cash and cash equivalents	$(1,501)	$(1,265)	$(236)

Cash and Cash Equivalents

At June 30, 2015, we held cash and cash equivalents of $2.3 million and our working capital was approximately $30.2 million. At June 30, 2014, we held cash and cash equivalents of $3.8 million and our working capital was approximately a deficit of $4.4 million. Cash and cash equivalents decreased by approximately $1.5 million during the year ended June 30, 2015. Including our cash management investment portfolio, our accessible cash balance as of June 30, 2015 was $31.7 million.

Operating Activities

Net cash used in operating activities from continuing operations was $5.5 million for the year ended June 30, 2015 compared to cash used in operations of $4.4 million for the year ended June 30, 2014. The increase in cash used in operations was primarily caused by increased losses in continuing operations and timing of payments on expenditures.

Net cash used in operating activities from discontinued operations was $5.3 million for the year ended June 30, 2015 compared to net cash provided by operating activities from discontinued operations of $3.9 million for the year ended June 30, 2014. The change was related to the sale of our former ASO business unit prior to the end of the year ended June 30, 2015.

Investing Activities

Net cash used in investing activities from continuing operations for the year ended June 30, 2015 increased to $33.9 million from $0.2 million for the year ended June 30, 2014. Most of the proceeds from the sale of the ASO business were used to purchase investments.

Cash provided by investing activities from discontinued operations increased to $53.2 million for the year ended June 30, 2015 compared to cash used in investing activities of $0.2 million for the year ended June 30, 2014, which was due to the sale of our former ASO business.

Financing Activities

Cash used in financing activities from continuing operations increased $4.3 million for the year ended June 30, 2015 compared to the year ended June 30, 2014. The increase was due to the payoff of funding from the State of Texas Emerging Technology Fund for $2.3 million. There was also $2.4 million used for shares repurchased during this period.

Cash used in financing activities from discontinued operations increased to $5.7 million for the year ended June 30, 2015 compared to cash used in financing activities of $0.4 million for the year ended June 30, 2014. This change was related to the payoff of our term loan that was secured by the assets of our former ASO business unit.

Debt

Credit Facilities

In October 2010, our former ASO business entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan was to terminate in October 2015, and the $3.0 million revolving credit facility expired in October 2012. In August 2014, the Company used a portion of the proceeds from the sale of its former ASO business to pay off the outstanding balance of its term loan of $5.7 million.

Liquidity

As of June 30, 2015, we had cash and cash equivalents and short-term investments of $25.5 million, which includes an indemnity cash holdback receivable of $6.1 million being held in escrow as part of the sale of our ASO business, and our working capital was approximately $30.2 million. The indemnity cash holdback may be received no later than February 2016 subject to certain conditions in the asset purchase agreement entered into in connection with the Asset Sale.

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

We believe that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements and other expected liquidity requirements for the coming year. We expect to utilize existing cash and proceeds from operations to support strategies for Spacetech.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2015.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Astrotech Corporation
Austin, TX

We have audited the accompanying consolidated balance sheet of Astrotech Corporation (the Company) as of June 30, 2015 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astrotech Corporation at June 30, 2015 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Austin, Texas
September 22, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Astrotech Corporation

We have audited the accompanying consolidated balance sheet of Astrotech Corporation (the Company) as of June 30, 2014, and the related consolidated statement of operations and comprehensive income (loss), stockholders’ equity and cash flows for the year ended June 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astrotech Corporation at June 30, 2014, and the consolidated results of its operations and its cash flows for the year ended June 30, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Austin, Texas
September 29, 2014, except for Note 4, as to which the date is September 22, 2015

ASTROTECH CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$2,330	$3,831
Short-term investments	23,161	—
Accounts receivable	198	59
Inventory	509	—
Indemnity receivable	6,100	—
Prepaid expenses and other current assets	296	389
Discontinued operations – current assets	—	1,405
Total current assets	32,594	5,684
Property and equipment, net	3,108	1,211
Long-term investments	8,516	—
Discontinued operations – net of current assets	—	33,887
Total assets	$44,218	$40,782

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$398	$996
Accrued liabilities and other	1,801	1,753
Income tax payable	190	—
Discontinued operations – current liabilities	—	7,344
Total current liabilities	2,389	10,093
Other liabilities	101	152
Discontinued operations – net of current liabilities	—	237
Total liabilities	2,490	10,482

Commitments and contingencies (Note 15)

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 authorized shares, no issued and outstanding shares at June 30, 2015 and June 30, 2014	—	—
Common stock, no par value, 75,000,000 shares authorized; 21,864,548 and 19,856,454 shares issued at June 30, 2015 and June 30, 2014, respectively; 20,743,973 and 19,544,794 shares outstanding at June 30, 2015 and June 30, 2014, respectively	189,007	183,866
Treasury stock, 1,120,575 and 311,660 shares at cost at June 30, 2015 and June 30, 2014, respectively	(2,672)	(237)
Additional paid-in capital	1,139	1,671
Accumulated deficit	(146,022)	(156,800)
Accumulated other comprehensive loss	(23)	—
Equity attributable to stockholders of Astrotech Corporation	41,429	28,500
Noncontrolling interest	299	1,800
Total stockholders’ equity	41,728	30,300
Total liabilities and stockholders’ equity	$44,218	$40,782

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)

	June 30,
	2015	2014
Revenue	$513	$130
Cost of revenue	424	—
Gross profit	89	130
Operating expenses:
Selling, general and administrative	12,966	8,109
Research and development	3,234	2,505
Total operating expenses	16,200	10,614
Loss from operations	(16,111)	(10,484)
Interest and other income, net	224	11
Loss from continuing operations before income taxes	(15,887)	(10,473)
Income tax benefit	5,941	4,148
Loss from continuing operations	(9,946)	(6,325)
Discontinued operations (Note 4)
Income from operations of ASO business (including gain from sale of $25.4 million in 2015)	26,739	4,611
Income tax expense	(6,138)	(4,154)
Income from discontinued operations	20,601	457
Net income (loss)	10,655	(5,868)
Less: Net loss attributable to noncontrolling interest	(123)	(908)
Net income (loss) attributable to Astrotech Corporation	10,778	(4,960)
Less: Deemed dividend to State of Texas Funding	531	—
Net income (loss) attributable to common stockholders	$10,247	$(4,960)

Amounts attributable to Astrotech Corporation:
Loss from continuing operations, net of tax	$(9,823)	$(5,417)
Income from discontinued operations, net of tax	20,601	457
Net income (loss) attributable to Astrotech Corporation	$10,778	$(4,960)

Weighted average common shares outstanding:
Basic and diluted	19,811	19,487

Basic and diluted net income (loss) per common share:
Net loss attributable to Astrotech Corporation from continuing operations	$(0.52)	$(0.28)
Net income from discontinued operations	1.04	0.02
Net income (loss) attributable to Astrotech Corporation	$0.52	$(0.26)

Other comprehensive income (loss), net of tax:
Available-for-sale securities
Net unrealized losses, net of tax benefit of $8	$(15)	$—
Total comprehensive income (loss) attributable to Astrotech Corporation	$10,763	$(4,960)

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity
Balance at June 30, 2013	19,470	$183,782	$(237)	$987	$(151,840)	$—	$2,788	$35,480
Stock-based compensation	—	—	—	640	—	—	6	646
Exercise of stock options	66	84	—	(42)	—	—	—	42
Restricted stock issuance	8	—	—	—	—	—	—	—
Capital contribution	—	—	—	(1,000)	—	—	1,000	—
Net loss	—	—	—	—	(4,960)	—	(908)	(5,868)
Change in interest of subsidiaries	—	—	—	1,086	—	—	(1,086)	—
Balance at June 30, 2014	19,544	183,866	(237)	1,671	(156,800)	—	1,800	30,300
Net change in available-for-sale debt and marketable equity securities	—	—	—	—	—	(23)	—	(23)
Stock-based compensation	1,515	4,848	—	110	—	—	—	4,958
Exercise of stock options	149	223	—	(111)	—	—	—	112
Share repurchases	(808)	—	(2,435)	—	—	—	—	(2,435)
Restricted stock issuance	344	70	—	—	—	—	—	70
Capital contribution	—	—	—	—	—	—	422	422
Net income (loss)	—	—	—	—	10,778	—	(123)	10,655
Repayment of State of Texas Funding	—	—	—	(531)	—	—	(1,800)	(2,331)
Balance at June 30, 2015	20,744	$189,007	$(2,672)	$1,139	$(146,022)	$(23)	$299	$41,728

See the accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$10,655	$(5,868)
Less: Income from discontinued operations	(20,601)	(457)
Net loss from continuing operations	(9,946)	(6,325)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation	5,028	646
Depreciation and amortization	320	306
Changes in assets and liabilities:
Accounts receivable	(139)	81
Accounts payable	(598)	667
Other assets and liabilities	(368)	194
Income tax payable	190	—
Net cash used in operating activities-continuing operations	(5,513)	(4,431)
Net cash (used in) provided by operating activities-discontinued operations	(5,345)	3,879
Net cash used in operating activities	(10,858)	(552)

Cash flows from investing activities:
Purchases of investments	(35,418)	—
Sale of available-for-sale investments	1,500	—
Maturities of held-to-maturity securities	2,241	—
Purchases of property and equipment	(2,268)	(150)
Net cash used in investing activities-continuing operations	(33,945)	(150)
Net cash provided by (used in) investing activities-discontinued operations	53,189	(218)
Net cash provided by (used in) investing activities	19,244	(368)

Cash flows from financing activities:
Repayment of State of Texas, including deemed dividend	(2,331)	—
Payments for shares bought back	(2,435)	—
Noncontrolling interest investment in subsidiary	422	—
Proceeds from exercise of stock options	112	42
Net cash (used in) provided by financing activities-continuing operations	(4,232)	42
Net cash used in financing activities-discontinued operations	(5,655)	(387)
Net cash used in financing activities	(9,887)	(345)

Net change in cash and cash equivalents	(1,501)	(1,265)
Cash and cash equivalents at beginning of period	3,831	5,096
Cash and cash equivalents at end of period	$2,330	$3,831

Supplemental disclosures of cash flow information:
Cash paid for interest	$62	$235

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2015 and 2014

(1) Description of the Company and Operating Environment

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us” or “our”), a Washington corporation organized in 1984, is an Austin, Texas based technology company that has evolved from over 30 years in the human spaceflight, Space Shuttle and Department of Defense (“DOD”) satellite programs. The Company has become a leader in the commercialization of space technologies, and we continuously evaluate potential investment opportunities where we can leverage our significant entrepreneurial experience, operating experience and vast network to add value for our shareholders.
Our Business

Segment Information – With the sale of the ASO business (see Note 4), the Company now operates a single reportable business unit, Spacetech. Since the Company operates in one segment, all financial segment information required by FASB ASC 280 can be found in the consolidated financial statements.

 Spacetech

Spacetech is a technology incubator designed to commercialize space-industry technologies. This business unit is currently pursuing three distinct opportunities:

1st Detect

1st Detect develops, manufactures and sells miniaturized transportable mass spectrometers and related equipment. Mass spectrometers, in general, measure the mass and relative abundance of ions in a sample to create a “mass spectrum.” This resulting mass spectrum is a unique fingerprint that can be compared to a reference library of mass spectra to verify the identity of a sample. Mass spectrometers can identify chemicals with more accuracy and precision than competing instruments given their extreme sensitivity and specificity, and they are a staple of almost all analytical laboratories. By leveraging technology initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station (“ISS”), the Company has developed a series of instruments that are significantly smaller, lighter, faster and less expensive than competing mass spectrometers, and significantly more sensitive and accurate than other competing chemical detectors at a lower price point. Our efforts have resulted in a technology that has been or may be deployed in the following areas:

•	Explosive device detection in airports

•	Military

•	Industrial process controls

•	Food and beverage

•	Semiconductor

•	Oil and gas

•	Laboratory research

•	Petrochemical and refining

Our product portfolio currently consists of the following products:

•	MMS-1000™ - the MMS-1000™ is a small, low power desktop mass spectrometer designed for the laboratory market.

•
OEM-1000 - the OEM-1000 is a mass spectrometer component that is designed to be integrated into customers' specific packaging and enclosures, and is well suited to be integrated with application specific sampling or separation technology.

•
iONTRAC - the iONTRAC is a process analyzer utilizing an enhanced version of our core mass spectrometer technology, which includes the addition and integration of gas chromatography and continuous 24/7 operational features.

Astrogenetix

Astrogenetix is a biotechnology company formed to commercialize vaccine targets discovered in the unique environment of microgravity. NASA has engaged the Center for Vaccine Development at the University of Maryland, one of the leading vaccinology institutions in the world, to aid in the filing of an Investigational New Drug (“IND”) application for Salmonella. NASA is providing much of the necessary funding for this research, meaning little investment is required of Astrogenetix as efforts are concentrated on filing the IND. We have negotiated a Space Act Agreement with NASA for a minimum of twenty-eight additional space flights following the successful filing of the IND application.

Astral Images

Astral was created to commercialize identified government funded satellite image correction technologies. During the third quarter of 2015, Astral acquired software from Image Trends in a transaction pursuant to Section 363 of the U.S. Bankruptcy Code. Image Trends created film defect correction technology by expanding upon technology first developed by IBM and Kodak. The acquisition excluded (a) certain assets, including Image Trends' consulting practice, (b) existing customer contracts that used the software acquired and (c) substantially all of Image Trends' liabilities. The total cost of the selected assets Astral acquired was $1.8 million, of which, $422 thousand consisted of debt and legal expenses contributed by the minority owner of Astral in connection with the bidding and sale process in the bankruptcy court. The processes that were critical in producing sales from the software “as is” were not acquired. In conjunction with the asset purchase, we were able to hire several engineers who were critical in the creation of the software. These engineers were hired to help the Company enhance the software technology to meet future opportunities and position Astral to be a leader in digital conversion and repair of feature films, film based television series, sporting events shot on film, film libraries, film archives and consumer media.

(2) Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Astrotech Corporation and its majority-owned subsidiaries that are required to be consolidated. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that directly affect the amounts reported in our consolidated financial statements and accompanying notes. Management continuously evaluates its critical accounting policies and estimates including those used in evaluating the recoverability of long-lived assets, valuation of inventory and the recognition and measurement of loss contingencies, if any.

Revenue Recognition

Astrotech recognizes revenue employing several generally accepted revenue recognition methodologies across its business units. The methodology used is based on contract type and the manner in which products and services are provided.

Revenue generated by Astrotech’s current grant is recognized based on project milestones which coincide with specific deliverables.

A Summary of Revenue Recognition Methods

Services/Products Provided	Contract Type	Applicable Company	Method of Revenue Recognition
Engineering Services	Cost Reimbursable Award/Fixed Fee	Astrotech Space Operations	Reimbursable costs incurred plus award/fixed fee

Grant	Cost Reimbursable Award and Project Milestone Awards	1st Detect	Depending on the contract, revenue is recognized as costs are incurred for related research and development expenses or based on providing deliverables related to the contract

Multiple Element Arrangements

We evaluate new or significantly modified contracts with customers to the extent the contracts includes multiple elements, to determine if the individual deliverables should be accounted for as separate units of accounting. When we determine that accounting for the deliverables as separate units is appropriate, we allocate the contract value to the deliverables based on the fair value of those deliverables. The contracts or contract modifications we evaluate for multiple elements may be both short and long-term in nature for services to be performed.

Research and Development

Research and development costs are expensed as incurred. Income from the sale of prototype units is booked as an offset to research and development and will continue to be booked accordingly until the Company transitions to full production.

Net Earnings (Loss) Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net income per share includes all common stock options and other common stock equivalents that potentially may be issued as a result of conversion privileges unless the impact is considered anti-dilutive (see Note 13).

Cash and Cash Equivalents

The Company considers short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are comprised primarily of operating cash accounts, money market investments and certificates of deposits.

Accounts Receivable

The carrying value of the Company’s accounts receivable, net of the allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. The Company anticipates collecting all unreserved receivables within one year. As of June 30, 2015 and 2014, there was no allowance for doubtful accounts deemed necessary.

Inventory

Inventories were $509 thousand at June 30, 2015 and $0 at June 30, 2014. Inventory is comprised of $245 thousand in raw materials, $30 thousand in work-in-process and $234 thousand in finished goods. We compute inventory cost on a first-in, first-out basis, and inventory is valued at the lower of cost or market. The valuation of inventory also requires us to estimate obsolete and excess inventory as well as inventory that is not of saleable quality. At June 30, 2015, our inventory is directly attributable to units that are being made for specific customers and no reserve is required. As we prepare for the transition to full production, this is the first year in which we have recognized inventory, hence a balance of $0 at fiscal year end June 30, 2014.

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

Impairment of Long-Lived Assets

We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, indemnity receivable, available-for-sale securities, notes payable and accrued liabilities. The carrying amounts of these assets and liabilities, in the opinion of Company’s management, approximate their fair value. For more information about the Company's accounting policies surrounding fair value instruments, see Note 9 Fair Value of Financial Instruments.

Available-for-Sale Investments

Investments that we designate as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). We determine the cost of the investment sold based on a first-in, first-out cost basis at the individual security level. Our investments are subject to a periodic impairment review. We evaluate the securities based on the specific facts and circumstances present at the time of assessment, which include the consideration of general market conditions, the duration and extent to which the fair value is below cost and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. We also consider specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors and changes in the investee’s credit rating. We record other than temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments, net. For more information on investments, see Note 3 Investments.

Held-to-Maturity Investments

Investments that we designate as held-to-maturity investments are reported at historical amortized costs. These are investments the Company intends to hold until maturity. Our investments are subject to a periodic impairment review. We will write down our investment if we do not expect to recover the entire amortized cost basis of the instrument. We separate other than temporary impairments into amounts representing credit losses, which are recognized in interest and other, net, and amounts related to all other factors, which are recognized in other comprehensive income (loss). For more information on investments, see Note 3 Investments.

Operating Leases

The Company leases space under operating leases. Lease agreements often include tenant improvement allowances, rent holidays and rent escalation clauses, as defined in the respective lease agreements. Most of the Company’s lease agreements include renewal periods at the Company’s option. The Company recognizes rent holiday periods, tenant improvement allowances and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased property. The Company records tenant improvement allowances and rent holidays as deferred rent liabilities on the consolidated balance sheets and amortizes the deferred rent over the terms of the lease to rent expense on the consolidated statements of operations.

Share-Based Compensation

The Company accounts for share-based awards to employees based on the fair value of the award on the grant date. The fair value of the stock options is estimated using expected dividend yields of the Company’s stock, the expected volatility of the stock, the expected length of time the options remain outstanding and risk-free interest rates. Changes in one or more of these factors may significantly affect the estimated fair value of the stock options. The Company estimates forfeitures using historical forfeiture rates for previous grants of equity instruments. The fair value of awards that are expected to vest is recorded as an expense over the vesting period, and if applicable, the likelihood of meeting the goals associated with those awards (see Note 11).

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

The noncontrolling interest balance of $299 thousand at June 30, 2015 represents an interest by a minority shareholder in one of our subsidiaries more fully discussed in Note 6.

State of Texas Funding

The Company accounted for the State of Texas funding in its majority owned subsidiary 1st Detect as a contribution of capital and had reflected the $1.8 million in the equity section of the consolidated balance sheet. At June 30, 2014, this represented a noncontrolling interest balance of $1.8 million, which was settled in August 2014 for $2.3 million (see Note 16 for more information).

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

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders' equity.

Accounting Pronouncements

In May 2014, the FASB issued FASB Accounting Standards Update (“ASU”) No. 2014-9, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-9 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-9 requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-9 was to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In 2015, the FASB issued ASU 2015-14 which delayed the required adoption date for public entities to periods beginning after December 15, 2017, although early adoption to the original effective date under ASU 2014-9 is permitted. Once implemented, the Company can use one of two retrospective application methods for prior periods. Earlier application is not permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires management to evaluate whether there are conditions or events that raise substantial doubt about the ability of a company to continue as a going concern for one year from the date the financial statements are issued or within one year after the date that the financial statements are available to be issued when applicable. Further, the ASU provides management guidance regarding its responsibility to disclose the ability of a company to continue as a going concern in the notes to the financial statements. This ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU No. 2014-15 is not expected to have an impact on our financial statements; we will adopt this ASU in fiscal year 2017.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurements of Inventory.” This ASU requires management to evaluate inventory at the lower of cost and net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted by all entities as of the beginning of an interim or annual reporting period. The Company is in the process of assessing the impact, if any, on its consolidated financial statements.

(3) Investments

The following tables summarize gains and losses related to our investments:

Available-for-Sale	June 30, 2015
(In thousands)	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$17,250	$6	$(29)	$17,227
Total	$17,250	$6	$(29)	$17,227

Held-to-Maturity	June 30, 2015
(In thousands)	Carrying	Unrealized	Unrealized	Fair
	Value	Gain	Loss	Value
Fixed Income Bonds	$3,526	$—	$(32)	$3,494
Time Deposits	10,924	11	(5)	10,930
Total	$14,450	$11	$(37)	$14,424

We have certain financial instruments on our consolidated balance sheet related to interest bearing time deposits and fixed income bonds. These held-to-maturity time deposits are included in “Short-term investments” if the maturities at the end of the reporting period were 360 days or less or “Long-term investments” if the maturities at the end of the reporting period were over 360 days. Fixed income bonds, maturing over the next one to four years, are comprised of investments in various corporations with ratings of BBB- or better.

	Carrying Value
	Short-Term Investments		Long-Term Investments
(In thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Mutual Funds - Corporate & Government Debt	$17,227	$—	$—	$—
Time Deposits
Maturities from 1-90 days	1,496	—	—	—
Maturities from 91-360 days	4,438	—	—	—
Maturities over 360 days	—	—	4,990
Fixed Income Bonds
Maturities from 1-3 years	—	—	2,073	—
Maturities from 3-5 years	—	—	1,453	—
Total	$23,161	$—	$8,516	$—

(4) Discontinued Operations & Gain on the Sale of the ASO Business Unit

In August 2014, the Company completed the previously announced sale of substantially all of its assets used in the Company's former ASO business unit to Lockheed Martin Corporation (“the Buyer”) for an agreed upon sales price of $61.0 million, less a working capital adjustment. The sales price was $59.3 million, which included a working capital adjustment of $1.7 million. As of June 30, 2015, the Company has received cash of $53.2 million and has recorded a receivable of $6.1 million for the indemnity holdback. The indemnity holdback is being held in escrow under the terms of an escrow agreement until February 2016 (the 18-month anniversary of the consummation of the transaction). The Company believes it will fully realize the indemnity holdback in February 2016. The ASO business consisted of (i) ownership, operation and maintenance of spacecraft processing facilities in Titusville, Florida and Vandenberg Air Force Base, California (“VAFB”); (ii) supporting government and commercial customers processing complex communication, earth observation and deep space satellite launches; (iii) designing and building spacecraft processing equipment and facilities; and (iv) providing propellant services including designing, building and testing propellant service equipment for fueling spacecraft.

Additionally, as part of the Asset Sale, the Company used a portion of the proceeds to pay off the outstanding balance of its term loan of $5.7 million, which was secured by assets of the ASO business. As such, 100% of the interest expense on the debt was allocated to discontinued operations in the amount of $62 thousand and $256 thousand for the years ended June 30, 2015 and 2014, respectively.

The sale of our former ASO business, which was previously reported within our former ASO business unit segment, resulted in a pre-tax gain of $25.4 million ($20.6 million after-tax) for the year ended June 30, 2015. The pre-tax gain on this sale reflects the excess of the sum of the cash proceeds received over the net book value of the net assets of the Company’s former ASO business.

The total pre-tax gain on the sale for the year ended June 30, 2015, includes the following (in thousands):

Cash proceeds from the sale of the ASO business	$53,189
Receivable for indemnity holdback	6,100
Liabilities assumed by the Buyer	2,478
Net book value of assets sold	(36,175)
Other	(156)
Gain on sale of our former ASO business	$25,436

The Company and the Buyer entered into a Transition Services Agreement (“TSA”) to which the Company and the Buyer agreed to provide the other party with certain services, including, among others, services related to benefits, human resources and payroll administration, cash management, financial statements and compliance, each of a type currently provided by or for the Company or our former ASO business unit prior to the Asset Sale. Pursuant to the TSA, the Company agreed to provide services to the Buyer for a period of up to one year, and the Buyer agreed to provide services to the Company for a period of up to six months. Each party has the option to extend the term of the services provided by the other party for a period of one year. The services provided may be terminated by the party receiving such services on an individual basis upon 30 days notice to the providing party. The party receiving services shall pay the providing party, as consideration for such services, on a time and materials basis, fees based upon an agreed upon set fringe rate and fee rate and the salary of the employee of the providing party who is providing such services.

While we are a party to the transition services agreement, we have determined that the continuing cash flows generated by this agreement did not constitute significant continuing involvement in the operations of our former ASO business. As such, the net assets, operating results and cash flows related to our former ASO business have been separately reflected as discontinued operations for the years ended June 30, 2015 and 2014.

The following table provides a reconciliation of the major assets and liabilities of our former ASO business to the amounts reported in the previously reported consolidated balance sheet (in thousands):

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

The following table provides a reconciliation of the major components of income of our former ASO business to the amounts reported in the consolidated statements of operations (in thousands):

	Year Ended June 30,
	2015	2014
Major line items constituting income of discontinued operations
Revenue	$2,807	$16,294
Cost of revenue	(1,313)	(10,704)
Selling, general and administrative	(128)	(786)
Other expense, net	(63)	(193)
Gain on sale of discontinued operations	25,436	—
Income tax expense	(6,138)	(4,154)
Income on discontinued operations	$20,601	$457

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

(5) Receivable – Indemnity Holdback Related to the Asset Sale

In August 2014, the Company completed the Asset Sale. The net purchase price was $59.3 million, which includes a working capital adjustment of $1.7 million. As of June 30, 2015, the Company has received cash of $53.2 million and has recorded a receivable of $6.1 million for the indemnity holdback. The Company is currently not aware of any pending claims and does not believe any will materialize.

(6) Noncontrolling Interest

From January 2010 through June 2014, restricted shares of Astrotech subsidiaries, 1st Detect and Astrogenetix, were granted to certain employees, directors and officers (see Note 11). During June 2014, the Company completed an internal reorganization involving both 1st Detect and Astrogenetix which resulted in the two entities becoming wholly-owned subsidiaries of the Company, and which was effected through the relinquishment by certain employees of equity grants previously issued to them in 1st Detect and Astrogenetix.

During the third quarter of 2015, Astral Images was created in conjunction with a noncontrolling interest, resulting in Astrotech owning 72% of Astral at the time of creation. The Company applied noncontrolling interest accounting for the fiscal years ended June 30, 2015 and June 30, 2014, which requires us to clearly identify the noncontrolling interest in the consolidated balance sheets and consolidated income statements. We disclose three measures of net income (loss): net income (loss), net loss attributable to noncontrolling interest and net income (loss) attributable to Astrotech Corporation. Our operating cash flows in our consolidated statements of cash flows reflect net income (loss), while our basic and diluted earnings per share calculations reflect net income (loss) attributable to Astrotech Corporation.

The noncontrolling interest balance of $1.8 million at June 30, 2014 represented an interest held by the State of Texas Emerging Technology Fund, which was settled in August 2014 for $2.3 million (see Note 16 for more information). The noncontrolling interest balance of $299 thousand at June 30, 2015 represents a noncontrolling interest in Astral Images.

(in thousands)	2015	2014
Beginning balance	$1,800	$2,788
Net loss attributable to noncontrolling interest	(123)	(908)
Repayment of State of Texas Emerging Technology Fund	(1,800)	—
Capital contribution	—	1,000
Noncontrolling interest funding of Astral Images	422	—
Stock-based compensation expense	—	6
Change in interest of subsidiaries	—	(1,086)
Ending balance	$299	$1,800

The capital contribution was made by the Company in order to fund the net losses of the noncontrolling interest in fiscal 2014. As of June 30, 2015, Astrotech owned 83% of Astral.

From July 1, 2013 to June 11, 2014, the Company’s share of income and losses was 86% for 1st Detect and 84% for Astrogenetix. Subsequent to June 11, 2014, 100% of income and losses of 1st Detect and Astrogenetix was included in the net income (loss) attributable to Astrotech Corporation.

The effect of the change in our ownership interest in 1st Detect and Astrogenetix on our equity is as follows (in thousands):

	2015	2014
Net loss attributable to Astrotech Corporation shareholders	$—	$(4,960)
Transfers from noncontrolling interest:
Increase in Astrotech Corporation's paid-in capital for relinquishment of subsidiary stock	—	1,086
Change from net loss attributable to Astrotech Corporation shareholders and transfers from noncontrolling interest	$—	$(3,874)

(7) Property and Equipment

As of June 30, 2015 and 2014, property and equipment consisted of the following (in thousands):

	June 30,
	2015	2014
Furniture, Fixtures, Equipment & Leasehold Improvements	$4,078	$3,786
Capital Improvements in Progress	1,976	—
Gross Property and Equipment	6,054	3,786
Accumulated Depreciation	(2,946)	(2,575)
Property and Equipment, net	$3,108	$1,211

Depreciation and amortization expense of property and equipment for the years ended June 30, 2015 and 2014 was $0.3 million and $0.3 million, respectively. Capital improvements in progress mainly pertain to the software acquired for Astral. We expect to start using this software in fiscal year 2016.

(8) Debt

In October 2010, our former ASO business entered into a financing facility with a commercial bank providing a $7.0 million term loan and a $3.0 million revolving credit facility. The $7.0 million term loan was to terminate October 2015 and the $3.0 million revolving credit facility expired in October 2012. The bank financing facilities were secured by the assets of ASO, including accounts receivable, and required us to comply with designated covenants. In August 2014, the Company used a portion of the proceeds from the Asset Sale to pay off the outstanding balance of its term loan of $5.7 million which is reported in the statement of cash flows as discontinued operations. The Company has no outstanding debt as of June 30, 2015.

(9) Fair Value of Financial Instruments

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

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following tables presents the carrying amounts, estimated fair values and valuation input levels of certain financial instruments as of June 30, 2015 and June 30, 2014:

	June 30, 2015
	Carrying	Fair Value Measured Using			Fair
(in thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$17,227	$17,227	$—	$—	$17,227
Held-to-Maturity Securities
Bonds: 1-3 years	2,073	—	2,057	—	2,057
Bonds: 3-5 years	1,453	—	1,438	—	1,438
Time deposits: 1-90 days	1,496	—	1,496	—	1,496
Time deposits: 91-360 days	4,438	—	4,440	—	4,440
Time deposits: over 360 days	4,990	—	4,993	—	4,993
Note Payable	—	—	—	—	—
Total	$31,677	$17,227	$14,424	$—	$31,651

June 30, 2014
	Carrying	Fair Value Measured Using			Fair
(in thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$—	$—	$—	$—	$—
Held-to-Maturity Securities
Bonds: 1-3 years	—	—	—	—	—
Bonds: 3-5 years	—	—	—	—	—
Time deposits: 1-90 days	—	—	—	—	—
Time deposits: 91-360 days	—	—	—	—	—
Time deposits: over 360 days	—	—	—	—	—
Note Payable	5,655	—	5,655	—	5,655
Total	$5,655	$—	$5,655	$—	$5,655

The carrying value of the Company’s debt at June 30, 2014 approximates fair value based on rates available for similar debt available to comparable companies in the marketplace.

(10) Business Risk and Credit Risk Concentration Involving Cash

All the Company's revenue from continuing operations comes from one customer.

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation, or “FDIC.” In October 2008, the FDIC increased its insurance to $250,000 per depositor. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what we believe to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(11) Common Stock Incentive, Stock Purchase Plans and Other Compensation Plans

2008 Stock Incentive Plan (“2008 Plan”)

The 2008 Plan was created to promote growth of the Company by aligning the long-term financial success of the Company with the employees, directors and consultants. At the time of approval, 5,500,000 shares of our common stock were reserved for issuance under this plan. The 2008 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock options, stock appreciation rights (“SARs”) and restricted stock to employees, directors and consultants of the Company. As of June 30, 2015, there are no shares available for grant under the 2008 Plan.

2011 Stock Incentive Plan (“2011 Plan”)

The 2011 Plan was designed to increase shareholder value by compensating employees over the long term. The plan is to be used to promote long-term financial success and execution of our business strategy. At the time of approval, 1,750,000 shares of our common stock were reserved for issuance under this plan. On June 26, 2014, an additional 2,000,000 shares of our common stock were approved for issuance under this plan. The 2011 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock options, SARs and restricted stock to employees, directors and consultants of the Company. Stock options awarded vest upon completing one year of service with the Company or meeting certain performance yearly measurements over the next three years. These options expire ten years from the grant date or upon employee or director termination. As of June 30, 2015, there are 1,068,740 shares available for grant under the 2011 Plan.

Stock Option Activity Summary

The Company’s stock option activity for the years ended June 30, 2015 and 2014 was as follows:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at June 30, 2013	1,175	$0.94
Granted	—	—
Exercised	(66)	0.64
Cancelled or expired	(234)	1.75
Outstanding at June 30, 2014	875	$0.91
Granted	409	2.76
Exercised	(149)	0.75
Cancelled or expired	(7)	14.01
Outstanding at June 30, 2015	1,128	$1.53

The aggregate intrinsic value of options exercisable at June 30, 2015 was $2.0 million as the fair value of the Company’s common stock is more than the exercise prices of these options. The aggregate intrinsic value of all options outstanding at June 30, 2015 was $3.1 million.

Range of exercise prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Options Exercisable Weighted- Average Exercise Price
$0.32 – 0.71	448,750	5.12	$0.60	448,750	$0.60
$1.20 – 2.60	570,000	8.35	1.94	180,000	1.20
$3.20 – 3.20	109,000	9.78	3.20	—	—
$0.32 – 3.20	1,127,750	7.20	$1.53	628,750	$0.77

Compensation costs recognized related to vested stock option awards during the year ended June 30, 2015 and 2014 was $0.1 million and $0.6 million, respectively. At June 30, 2015, there was $0.3 million of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock

At June 30, 2015 and 2014, there was $1 million and $1 thousand of unrecognized compensation costs related to restricted stock, respectively, which is expected to be recognized over a weighted average period of 2.8 years.

The Company’s restricted stock activity for the years ended June 30, 2015 and 2014, was as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at June 30, 2013	17	$0.75
Vested	(9)	0.75
Cancelled or expired	—	—
Non-vested at June 30, 2014	8	$0.75
Granted	336	3.16
Vested	(8)	0.75
Cancelled or expired	—	—
Non-vested at June 30, 2015	336	$3.16

Immediately Vested Stock Compensation

In addition, the Company issued 1.5 million shares to the Board of Directors, Chief Executive Officer and Chief Financial Officer for a total cost of $4.8 million.

Fair Value of Stock-Based Compensation

Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes model on the date of grant of stock options.  The fair values of stock options are amortized as compensation expense on a straight-line basis over the vesting period of the grants. The assumptions used for the year ended June 30, 2015 and the resulting estimates of weighted-average fair value per share of options granted are summarized in the following table:

Year ended June 30, 2015
Expected Dividend Yield	—%
Expected Volatility	109%
Risk-Free Interest Rates	2.18%
Expected Option Life (in years)	10.00
Weighted-average grant-date fair value of options awarded	$0.70

•	The expected dividend yield is based on our current dividend yield and the best estimate of projected dividend yield for future periods within the expected life of the option, which is currently 0%.

•
We estimated volatility using our historical share price performance over the last ten years. Management believes the historical estimated volatility is materially indicative of expectations about future volatility.

•	The estimate of the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

•	The expected life is calculated using the contractual term of the options as well as an analysis of the Company’s historical exercises of stock options.

Securities Repurchase Program

On December 12, 2014, the Board of Directors amended the share repurchase program to allow for the repurchase of up to $5 million more treasury shares until December 31, 2015. As of June 30, 2015, we had repurchased 145,335 shares of Common Stock at a cost of $375 thousand, which represents an average cost of $2.58 per share, and $4.6 million of securities are still available for repurchase under this program.

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

Shares Repurchased from Related Parties

The Company repurchased 100,000 shares from a Director in October 2014 at an average price of $2.56 which was the average market price at the date of the transaction. In April of 2015, the Company repurchased 563,580 shares issued to the Directors, CEO and CFO related to their tax withholding obligation at an average price of $3.20 which was the average market price at the date of the transaction.

(12) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of June 30, 2015, the Company has established a full valuation allowance against all of its net deferred tax assets to the extent they will not be utilized to offset the gain and income from discontinued operations.

To the extent that a loss from continuing operations can be utilized to offset the income otherwise resulting from discontinued operations, it has been recognized as a tax benefit from continuing operations.  To the extent that a loss or credit carryover can be utilized to offset the income from discontinued operations, it has been recognized as a tax benefit from discontinued operations.

For the fiscal year ended June 30, 2015, the Company incurred losses from continuing operations in the amount of $15.9 million. As a result, there was a reclassification of approximately $5.4 million of additional benefit to continuing operations and additional expense to discontinued operations as there was less benefit to the discontinued operations for the use of prior year Net Operating Losses (“NOLs”). The total effective tax rate for continuing operations is approximately 37% for the fiscal year.

The disposition of the ASO business resulted in the recognition of a taxable gain of approximately $25.2 million. The Company utilized losses generated during its current fiscal year, as well as loss carryovers and credits that are unrestricted by Internal Revenue Code (“IRC”) Section 382 (which limits the utilization of loss carryovers). For the year ended June 30, 2015, the gain was offset by losses incurred in the amount of $15.4 million; the remainder of the gain was offset by prior year NOLs. For the fiscal year, the net federal and state tax impact of the disposition gain (net of the losses incurred during the fiscal year ended June 30, 2015 and the tax attribute carryovers from prior years) is $0.2 million, which is the amount of Alternative Minimum Tax (“AMT”) incurred. There is no current state tax expense.

FASB ASC 740, Income Taxes (“FASB ASC 740”) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company has an unrecognized tax benefit of $0.1 million for the years ended June 30, 2015 and 2014.

For the years ended June 30, 2015 and 2014, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized.

The components of income tax benefit from continuing operations are as follows (in thousands):

	Year Ended June 30,
	2015	2014
Current
Federal	$(5,414)	$(3,620)
State and local	(527)	(528)
Foreign	—	—
	$(5,941)	$(4,148)
Deferred
Federal	—	—
State and local	—	—
Foreign	—	—
Total tax benefit from continuing operations	$(5,941)	$(4,148)

The components of income tax expense from discontinued operations are as follows (in thousands):

	Year Ended June 30,
	2015	2014
Current
Federal	$5,611	$3,620
State and local	527	534
Foreign	—	—
	$6,138	$4,154
Deferred
Federal	—	—
State and local	—	—
Foreign	—	—
Total tax expense from discontinued operations	$6,138	$4,154

A reconciliation of the reported income tax expense (benefit) to the amount that would result by applying the U.S. Federal statutory rate to the income (loss) before income taxes to the actual amount of income tax expense (benefit) recognized follows (in thousands):

	Year Ended June 30,
	2015	2014
Expected expense (benefit)	$(5,414)	$(3,666)
State tax expense	—	6
Change in temporary tax adjustments not recognized	5,589	3,620
Other permanent items	22	46
Total	$197	$6

The Company’s deferred tax assets as of June 30, 2015 and 2014 consist of the following (in thousands):

	Year Ended June 30,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$10,869	$15,243
Alternative minimum tax credit carryforwards	868	671
Accrued expenses and other timing	912	929
Total gross deferred tax assets	$12,649	$16,843
Less — valuation allowance	(11,887)	(16,009)
Net deferred tax assets	$762	$834
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	$(762)	$(834)
Total gross deferred tax liabilities	$(762)	$(834)
Net deferred tax assets (liabilities)	$—	$—

The valuation allowance decreased by approximately $4.1 million for the year ended June 30, 2015. The valuation allowance increased by approximately $2.5 million for the year ended June 30, 2014. The Company adjusted the value of its deferred tax assets (before valuation allowance) in order to reflect tax return filings occurring since the prior year provision. Since the Company reflects a full valuation allowance against its deferred tax assets, there has been no income tax impact from these changes.

At June 30, 2015, the Company had accumulated net operating loss carryforwards of approximately $31.1 million ($19.4 million was available at year end) for Federal income tax purposes ($10.9 million, tax effected) that are available to offset future regular taxable income. These net operating loss carryforwards expire between the years 2021 and 2034. Utilization of these net operating losses is limited due to the changes in stock ownership of the Company associated with the October 2007 Exchange Offer; as such, the benefit from these losses may not be realized.

The Company also has accumulated state net operating loss carryforwards of approximately $6.2 million ($0.3 million, tax effected) that are available to offset future state taxable income. These net operating loss carryforwards expire between the years 2031 and 2034. These losses may also be subject to utilization limitations; as such, the benefit from these losses may not be realized.

The Company has a temporary credit for business loss carryovers that may be utilized to offset its Texas margin tax. The credit amount is $0.5 million ($0.3 million, tax effected). These credits may be used to offset $13 thousand of state tax liability each year and will expire in 2027.

The Company has $0.9 million of alternative minimum tax credit carryforwards available to offset future regular tax liabilities.

The Company files consolidated returns for federal, California, Florida, and Texas income and franchise taxes. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be utilized to offset future tax liabilities. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2015, the Company provided a full valuation allowance of approximately $11.9 million against its net deferred tax assets.

Uncertain Tax Positions

The Company’s change in uncertain tax benefit reserves during 2015 and 2014 were as follows (in thousands):

	2015	2014
Balance at July 1	$72	$68
Additions for tax positions of current period	—	—
Additions for tax positions of prior years	4	4
Decreases for tax positions of prior years	—	—
Balance at June 30	$76	$72

As of June 30, 2015, total uncertain tax positions related to state income taxes amounted to $76,000. Should the tax positions prove successful, the Company’s tax expense would be reduced by $49,000 (net of federal benefit).  We recognize interest and penalties related to income tax matters in income tax expense. During each of the years ended June 30, 2015 and 2014, we recognized interest expense related to uncertain tax positions of approximately $4,000.

(13) Net Income (Loss) Per Share

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

Reconciliation and the components of basic and diluted net income (loss) per share are as follows (in thousands, except per share data):

	Year Ended June 30,
	2015	2014
Numerator:
Amounts attributable to Astrotech Corporation, basic and diluted:
Loss from continuing operations, net of tax	$(9,823)	$(5,417)
Income from discontinued operations, net of tax	20,601	457
Net income (loss) attributable to Astrotech Corporation	10,778	(4,960)
Less: Texas State Fund deemed dividend (Note 16)	531	—
Net income (loss) attributable to Astrotech Corporation applicable to common shareholders	$10,247	$(4,960)
Denominator:
Denominator for basic and diluted net income (loss) per share attributable to Astrotech Corporation — weighted average common stock outstanding	19,811	19,487
Basic and diluted net income (loss) per common share:
Net loss attributable to Astrotech Corporation from continuing operations	$(0.52)	$(0.28)
Net income from discontinued operations	1.04	0.02
Net income (loss) attributable to Astrotech Corporation applicable to common shareholders	$0.52	$(0.26)

Options to purchase 1,127,750 shares of common stock at exercise prices ranging from $0.32 to $3.20 per share outstanding for the year ended June 30, 2015 were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive. Options to purchase 874,750 shares of common stock at exercise prices ranging from $0.32 to $24.10 per share outstanding for the year ended June 30, 2014 were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive.

(14) Employee Benefit Plans

We have a defined contribution retirement plan, which covers substantially all employees and officers. For each of the years ended June 30, 2015 and 2014, we have contributed the required match of $0.2 million to the plan. We have the right, but not an obligation, to make additional contributions to the plan in future years at the discretion of the Company’s Board of Directors. We have not made any additional contributions for the years ended June 30, 2015 and 2014.

(15) Commitments and Contingencies

The Company is obligated under non-cancelable operating leases for equipment and office space. Future minimum payments under the operating leases are as follows (in thousands):

Year Ended June 30,

2016	$505
2017	346
2018	355
2019	109
2020	88
Thereafter	—
Total	$1,403

Rent expense was approximately $0.3 million for each of the years ended June 30, 2015 and 2014.

1st Detect presently leases two adjoining premises consisting of approximately 16,540 and 9,138 square feet in the city of Webster, Texas. The original lease began in May 2013 and expires in June 2018, with provisions to renew and extend the lease for the entire premises, but not less than the entire premises, for two renewal terms of five years each. 1st Detect must in writing advise the landlord of its intention to renew the lease at least six months before the expiration of its current lease in order to renew the lease. The second lease amendment began February 1, 2015 and expires April 30, 2020.

Employment Contracts

The Company has entered into employment contracts with certain of its key executives. Generally, certain amounts may become payable in the event the Company terminates the executives’ employment.

Legal Proceedings

We are not party to, nor are our properties the subject of, any material pending legal proceedings, other than as set forth below:

In January 2013, a lawsuit was filed against Astrotech Corporation by John Porter, the former Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company. In the lawsuit, Mr. Porter alleged various breaches of contract claims in connection with his termination from the Company in August 2012. In April 2014, the Company reached a settlement of all claims asserted by Mr. Porter in this lawsuit.

On February 20, 2013, a shareholder derivative lawsuit was filed in the District Court of Travis County, Texas against the current directors and chief executive officer of Astrotech Corporation and against the Company, as nominal defendant. The complaint alleged, among other things, that the directors and chief executive officer breached fiduciary duties to the Company in connection with certain corporate transactions, including loans to subsidiaries and purchases of outstanding shares of the Company’s common stock. In February 2014, the Texas Court of Appeals dismissed this lawsuit.

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

(16) State of Texas Funding

In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to provide mass spectrometry analytics in real time for explosive device detection in airports and the battlefield, industrial quality and process controls, environmental field applications and laboratory research. In exchange for the award, 1st Detect granted a common stock purchase right and a note payable to the State of Texas. The economic substance of the transaction was that the State of Texas had purchased shares of 1st Detect in exchange for the granted award. As of June 30, 2012, 1st Detect had received $1.8 million in disbursements. In August 2014, 1st Detect settled the note payable and common stock repurchase right with a payment of $2.3 million. The Company has accounted for the difference between the $2.3 million paid and the $1.8 million received as a deemed dividend in its calculation of earnings per share.

(17) Related Party Transactions

On April 15, 2014, 1st Detect entered into an agreement with a third party for which Thomas B. Pickens, III, the Company’s Chief Executive Officer, holds a nominal investment. The third party agreement includes a 12 month technology license agreement in the amount of $100 thousand and a 12 month professional services agreement in the amount of $80 thousand.

(18) Subsequent Events

Subsequent to June 30, 2015, Astral Images leased premises consisting of approximately 4,000 square feet in the city of Austin, Texas. The lease is from July 2015 to May 2018 for approximately $7 thousand per month.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our internal controls through the oversight of the operations of the Company, and, based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of June 30, 2015, based on the frame-work in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal controls over financial reporting was effective as of June 30, 2015.

This annual report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered accounting firm pursuant to §989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts the Company from the requirement that it include an attestation report of the Company’s registered public accounting firm regarding internal controls over our management’s assessment of internal controls over financial reporting.

Item 9B.   Other Information.

None.

PART III

As set forth below, the information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated herein by reference to the Company's definitive proxy statement to be used in connection with its 2015 Annual Meeting of Stockholders and which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended June 30, 2015 (the "2015 Proxy Statement"), in accordance with General Instructions G(3) of Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be contained in, and is hereby incorporated by reference to, the 2015 Proxy Statement.

Item 11.  Executive Compensation

The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2015 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2015 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2015 Proxy Statement.

Item 14.   Principal Accounting Fees and Services

The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2015 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

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

(3)	Articles of Incorporation and Bylaws

3.1	Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 24, 2015).

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

4.2
Amendment One to Rights Agreement, dated as of July 29, 2010, between Astrotech Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on July 29, 2010).

4.3
Amendment Two to Rights Agreement, dated as of August 10, 2011, between Astrotech Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on August 10, 2011).

4.4
Amendment Three to Rights Agreement, dated as of August 10, 2012, between Astrotech Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on August 10, 2012).

4.5
Amendment Four to Rights Agreement, dated as of August 6, 2013, between Astrotech Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 12, 2013).

4.6
Amendment Five Six to Rights Agreement, dated as of June 9, 2014, between Astrotech Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on July 10, 2014).

4.7
Amendment Six to Rights Agreement, dated as of August 5, 2015, between Astrotech Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on August 11, 2015).

(10)	Material Contracts

10.1	Mutual Termination of Employment Agreement, dated May 8, 2014, by and between Astrotech Corporation and Don White.

(16)	Letter Regarding Change in Certifying Accountant

16.1
Letter from Ernst & Young LLP regarding change in certifying accountant, dated April 7, 2015 (incorporated by reference to Exhibit 16 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2015).

(21)	Astrotech Corporation and Subsidiaries — Subsidiaries of the Registrant

(23)	Consents of Experts and Counsel

23.1	Consent of BDO USA, LLP.

23.2	Consent of Ernst & Young, LLP.

(31)	Rule 13a-14(a) Certifications

31.1	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Eric Stober, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32)	Section 1350 Certifications

32.1	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Eric Stober, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
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

Date: September 22, 2015

By:	/s/ Eric N. Stober
Eric N. Stober
Chief Financial Officer

Date: September 22, 2015

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

/s/ Thomas B. Pickens III	Chairman of the Board and Chief Executive Officer	September 22, 2015
Thomas B. Pickens III

/s/ Mark Adams	Director	September 22, 2015
Mark Adams

/s/ Ronald W. Cantwell	Director	September 22, 2015
Ronald W. Cantwell

/s/ Michael R. Humphrey	Director	September 22, 2015
Michael R. Humphrey

/s/ Sha-Chelle Manning	Director	September 22, 2015
Sha-Chelle Manning

/s/ John A. Oliva	Director	September 22, 2015
John A. Oliva

/s/ William F. Readdy	Director	September 22, 2015
William F. Readdy

/s/ Daniel T. Russler, Jr.	Director	September 22, 2015
Daniel T. Russler, Jr.

/s/ Eric N. Stober	Chief Financial Officer	September 22, 2015
Eric N. Stober