Form 10-Q
period 2015-09-30
ASTROTECH Corp
filed 2015-11-12
CIK 1001907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No☑
As of November 6, 2015, the number of shares of the registrant’s common stock outstanding was: 20,700,673.

ASTROTECH CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2015	June 30, 2015

Assets
Current assets
Cash and cash equivalents	$1,356	$2,330
Short-term investments	21,193	23,161
Accounts receivable, net of allowance	221	198
Inventory	783	509
Indemnity receivable	6,100	6,100
Prepaid expenses and other current assets	580	296
Total current assets	30,233	32,594
Property and equipment, net	3,631	3,108
Long-term investments	6,257	8,516
Total assets	$40,121	$44,218

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$261	$398
Accrued liabilities and other	1,501	1,801
Income tax payable	—	190
Total current liabilities	1,762	2,389
Other liabilities	146	101
Total liabilities	1,908	2,490

Commitments and contingencies (Note 15)

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 authorized shares; no issued and outstanding shares, at September 30, 2015 and June 30, 2015	—	—
Common stock, no par value, 75,000,000 shares authorized; 21,864,548 shares issued at September 30, 2015 and June 30, 2015; 20,700,673 and 20,743,973 shares outstanding at September 30, 2015 and June 30, 2015, respectively	189,096	189,007
Treasury stock, 1,163,875 and 1,120,575 shares at cost at September 30, 2015 and June 30, 2015, respectively	(2,789)	(2,672)
Additional paid-in capital	1,193	1,139
Accumulated deficit	(149,386)	(146,022)
Accumulated other comprehensive loss	(111)	(23)
Equity attributable to stockholders of Astrotech Corporation	38,003	41,429
Noncontrolling interest	210	299
Total stockholders’ equity	38,213	41,728
Total liabilities and stockholders’ equity	$40,121	$44,218

See accompanying notes to unaudited condensed consolidated financial statements.

 ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Revenue	$—	$320
Cost of revenue	—	277
Gross profit	—	43
Operating expenses:
Selling, general and administrative	2,286	1,960
Research and development	1,264	692
Total operating expenses	3,550	2,652
Loss from operations	(3,550)	(2,609)
Interest and other expense, net	99	12
Loss from continuing operations before income taxes	(3,451)	(2,597)
Income tax (expense) benefit	(2)	1,325
Loss from continuing operations	(3,453)	(1,272)
Discontinued operations (Note 3)
Income from discontinued operations	—	1,303
Income tax expense	—	(2,378)
Gain on sale of discontinued operations	—	25,630
Income from discontinued operations	—	24,555
Net (loss) income	(3,453)	23,283
Less: Net loss attributable to noncontrolling interest	(89)	—
Net (loss) income attributable to Astrotech Corporation	(3,364)	23,283
Less: Deemed dividend to State of Texas	—	531
Net (loss) income attributable to common stockholders	$(3,364)	$22,752

Amounts attributable to Astrotech Corporation:
Loss from continuing operations, net of tax	$(3,364)	$(1,272)
Income from discontinued operations, net of tax	—	24,555
Net (loss) income attributable to Astrotech Corporation	$(3,364)	$23,283

Weighted average common shares outstanding:
Basic and diluted	20,705	19,548

Basic and diluted net (loss) income per common share:
Net loss attributable to Astrotech Corporation from continuing operations	$(0.16)	$(0.09)
Net income from discontinued operations	—	1.25
Net (loss) income attributable to Astrotech Corporation	$(0.16)	$1.16

Other comprehensive income, net of tax:
Available-for-sale securities:
Net unrealized loss, net of tax benefit of $33	$(61)	$—
Reclassification adjustment for realized losses included in net (loss) income, net of tax of $2	4	—
Total comprehensive (loss) income	$(3,421)	$23,283

See accompanying notes to unaudited condensed consolidated financial statements.

 ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(3,453)	$23,283
Less: Income from discontinued operations	—	(24,555)
Net loss from continuing operations	(3,453)	(1,272)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation	143	1
Amortization	20	—
Depreciation	102	85
Changes in assets and liabilities:
Accounts receivable	(23)	(267)
Accounts payable	(137)	(778)
Other assets and liabilities	(800)	(571)
Income taxes payable	(190)	1,053
Net cash used in operating activities-continuing operations	(4,338)	(1,749)
Net cash used in operating activities-discontinued operations	—	(1,370)
Net cash used in operating activities	(4,338)	(3,119)

Cash flows from investing activities:
Sale of available-for-sale investments	2,625	—
Maturities of held-to-maturity securities	1,494	—
Purchases of property and equipment	(638)	(46)
Net cash provided by (used in) investing activities-continuing operations	3,481	(46)
Net cash provided by investing activities-discontinued operations	—	52,591
Net cash provided by investing activities	3,481	52,545

Cash flows from financing activities:
Repayment of State of Texas funding, including deemed dividend	—	(2,331)
Payments for shares bought back	(117)	—
Net cash used in financing activities-continuing operations	(117)	(2,331)
Net cash used in financing activities-discontinued operations	—	(5,655)
Net cash used in financing activities	(117)	(7,986)

Net change in cash and cash equivalents	(974)	41,440
Cash and cash equivalents at beginning of period	2,330	3,831
Cash and cash equivalents at end of period	$1,356	$45,271

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$63
Income taxes paid	$198	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) General Information

Description of the Company – Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us,” or “our”), a Washington corporation organized in 1984, is an Austin, Texas based holding company that leverages management’s entrepreneurial expertise in turnarounds, start-ups, and mergers and acquisitions to commercialize emerging disruptive technologies through its closely held subsidiaries with a focus on adding value for our shareholders.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by Astrotech Corporation in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) No. 2014-9, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The core principle of ASU 2014-9 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-9 requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-9 was to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In 2015, the FASB issued ASU 2015-14 which delayed the required adoption date for public entities to periods beginning after December 15, 2017, although early adoption to the original effective date under ASU 2014-9 is permitted. Once implemented, the Company can use one of two retrospective application methods for prior periods. Earlier application is not permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires management to evaluate whether there are conditions or events that raise substantial doubt about the ability of a company to continue as a going concern for one year from the date the financial statements are issued or within one year after the date that the financial statements are available to be issued when applicable. Further, the ASU provides management guidance regarding its responsibility to disclose the ability of a company to continue as a going concern in the notes to the financial statements. This ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have an impact on our financial statements; we will adopt this ASU in fiscal year 2017.

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

Segment Information – With the sale of the Astrotech Space Operations (“ASO”) business (see Note 3), the Company now operates a single reportable business unit, Astro Scientific (formerly known as Spacetech). Since only one of the Company’s three distinct opportunities has material operations, all financial segment information required by FASB ASC 280 can be found in the consolidated financial statements.

Astro Scientific

Astro Scientific is a technology incubator designed to commercialize emerging disruptive technologies. This business unit is currently pursuing three distinct opportunities:

1st Detect

1st Detect develops, manufactures, and sells chemical analyzers that streamline processes for industrial use in the food and beverage, semiconductor, pharmaceutical, research, and environmental markets as well as for government applications used in explosive and chemical warfare detection for the Department of Homeland Security and the military. Our chemical analyzers can identify chemicals with more accuracy and precision than competing analyzers given their extreme sensitivity and specificity. By leveraging technology initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station (“ISS”), the Company has developed a series of analyzers that enable real time analytics that we believe to be significantly smaller, lighter, faster, and less expensive than competing analyzers.

Our product portfolio currently consists of the following products:

•	MMS-1000™ - the MMS-1000™ is a small, low power desktop analyzer designed for the laboratory market.

•
OEM-1000 - the OEM-1000 is an original equipment manufacturer (“OEM”) component that is designed to be integrated into customers’ specific packaging and enclosures, and is well suited to be integrated with application specific sampling or separation technology.

•
iONTRAC - the iONTRAC is a process analyzer utilizing an enhanced version of our core technology, which includes the addition and integration of gas chromatography and continuous 24/7 operational features.

Astrogenetix

Astrogenetix is a biotechnology company that is applying a fast-track on-orbit discovery platform using the International Space Station to develop vaccines and other therapeutics. NASA has engaged the Center for Vaccine Development at the University of Maryland, one of the leading vaccinology institutions in the world, to aid in the filing of an Investigational New Drug (“IND”) application for Salmonella. NASA is providing much of the necessary funding for this research, meaning little investment is required of Astrogenetix as efforts are concentrated on filing the IND. We have negotiated a Space Act Agreement with NASA for a minimum of twenty-eight additional space flights following the successful filing of the IND application.

Astral Images

Astral Images (“Astral”) was created to commercialize decades of image research from the laboratories of IBM and Kodak combined with classified satellite technology from government laboratories. Astral sells film-to-digital image enhancement, defect removal and color correction software, and post processing services providing economically feasible conversion of television and feature 35mm and 16mm films to the new 4K ultra-high definition (“UHD”), high-dynamic range (“HDR”) format necessary for the new generation of digital distribution.

(2) Investments

We use specific identification when determining realized gains and losses on our available-for-sale securities. The following tables summarize unrealized gains and losses related to our investments:

Available-for-Sale	September 30, 2015
(In thousands)	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$14,619	$—	$(111)	$14,508
Total	$14,619	$—	$(111)	$14,508

For information on the unrealized holding losses on available-for-sale investments reclassified out of accumulated other comprehensive income (loss) into the consolidated statements of income, see “Note 10: Other Comprehensive Income (Loss).”

Held-to-Maturity	September 30, 2015
(In thousands)	Carrying	Unrealized	Unrealized	Fair
	Value	Gain	Loss	Value
Fixed Income Bonds	$3,515	$—	$(26)	$3,489
Time Deposits	9,427	10	(7)	9,430
Total	$12,942	$10	$(33)	$12,919

There were no investments at September 30, 2014.

We have certain financial instruments on our condensed consolidated balance sheet related to interest bearing time deposits and fixed income bonds. These held-to-maturity time deposits are included in “Short-term investments” if the maturities at the end of the reporting period were 360 days or less or “Long-term investments” if the maturities at the end of the reporting period were over 360 days. Fixed income bonds, maturing over the next one to four years, are comprised of investments in various corporations with ratings of BBB- or better.

	Carrying Value
	Short-Term Investments		Long-Term Investments
(In thousands)	September 30, 2015	June 30, 2015	September 30, 2015	June 30, 2015
Mutual Funds - Corporate & Government Debt	$14,508	$17,227	$—	$—
Time deposits
Maturities from 1-90 days	950	1,496	—	—
Maturities from 91-360 days	5,735	4,438	—	—
Maturities over 360 days	—	—	2,742	4,990
Fixed Income Bonds
Maturities from 1-3 years	—	—	2,427	2,073
Maturities from 3-5 years	—	—	1,088	1,453
Total	$21,193	$23,161	$6,257	$8,516

(3) Discontinued Operations & Gain on the Sale of the ASO Business Unit

In August 2014, the Company completed the previously announced sale of substantially all of its assets used in the Company’s former ASO business unit (the “Asset Sale”) to Lockheed Martin Corporation (“the Buyer”) for an agreed upon sales price of $61.0 million, less a working capital adjustment. The sales price was $59.3 million, which includes a working capital adjustment of $1.7 million. As of September 30, 2015, the Company has received cash of $53.2 million and has recorded a receivable of $6.1 million for the indemnity holdback. The indemnity holdback is being held in escrow under the terms of an escrow agreement until February 2016 (the 18-month anniversary of the consummation of the transaction). The Company believes it will fully realize the indemnity holdback in February 2016. The ASO business consisted of (i) ownership, operation, and maintenance of spacecraft processing facilities in Titusville, Florida and Vandenberg Air Force Base, California (“VAFB”); (ii) supporting government and commercial customers processing complex communication, earth observation, and deep space satellite launches; (iii) designing and building spacecraft processing equipment and facilities; and (iv) providing propellant services including designing, building, and testing propellant service equipment for fueling spacecraft.

Additionally, as part of the Asset Sale, the Company used a portion of the proceeds to pay off the outstanding balance of its term loan of $5.7 million, which was secured by certain assets of the ASO business. As such, 100% of the interest expense on the debt was allocated to discontinued operations in the amount of $0 and $62 thousand for the three months ended September 30, 2015 and 2014, respectively.

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

The Company and the Buyer entered into a transition services agreement to which the Company and the Buyer agreed to provide the other party with certain services, including, among others, services related to benefits, human resources and payroll administration, cash management, financial statements, and compliance, each of a type currently provided by or for the Company or our former ASO business unit prior to the Asset Sale. Pursuant to the transition services agreement, the Company agreed to provide services to the Buyer for a period of up to one year, and the Buyer agreed to provide services to the Company for a period of up to six months. Each party had the option to extend the term of the services provided by the other party for a period of one year. No such extension was executed by either party.

While we are a party to the transition services agreement, we have determined that the continuing cash flows generated by this agreement did not constitute significant continuing involvement in the operations of our former ASO business. As such, the operating results and cash flows related to our former ASO business have been separately reflected as discontinued operations for the three months ended September 30, 2014.

The following table provides a reconciliation of the major components of income of our former ASO business to the amounts reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,
	2015	2014
Major line items constituting income of discontinued operations
Revenue	$—	$2,807
Cost of revenue	—	(1,313)
Selling, general and administrative	—	(128)
Other expense, net	—	(63)
Gain on sale of discontinued operations (1)	—	25,630
Income tax expense	—	(2,378)
Gain on discontinued operations	$—	$24,555

1.	An adjustment of $194 thousand was made during the last quarter of fiscal year 2015.

(4) Receivables – Indemnity Holdback Related to the Asset Sale

In August 2014, the Company completed the Asset Sale. The net purchase price was $59.3 million, which included a working capital adjustment of $1.7 million. As of September 30, 2015, the Company received cash of $53.2 million and recorded a receivable of $6.1 million for the indemnity holdback. As of the date of this quarterly report on Form 10-Q, no claims have been asserted against the indemnity holdback. The indemnity holdback amount, minus any amounts previously released in respect of indemnity claims or held back with respect to pending claims, will be released within three days after the 18th month anniversary of the closing of the Asset Sale pursuant to the terms of an escrow agreement.

(5) Noncontrolling Interest

During the third quarter of 2015, Astral Images was created in conjunction with a noncontrolling interest, resulting in Astrotech owning 72% of Astral. The Company applies noncontrolling interest accounting, which requires us to clearly identify the noncontrolling interest in the condensed consolidated balance sheets and condensed consolidated statements of operations. We disclose three measures of net income (loss): net income (loss), net (loss) attributable to noncontrolling interest, and net income (loss) attributable to Astrotech Corporation. Our operating cash flows in our condensed consolidated statements of cash flows reflect net income (loss) while our basic and diluted net income (loss) per share calculations reflect net income (loss) attributable to Astrotech Corporation.

On August 28, 2014, we repaid the State of Texas Emerging Technology Fund $2.3 million to settle their $1.8 million interest in 1st Detect (see Note 12 for more information).

The following table breaks down the changes in Stockholders’ Equity in the first quarter of fiscal year 2016 (in thousands):

	Astrotech Corp Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
Balance at June 30, 2015	$41,429	$299	$41,728
Stock based compensation	143	—	143
Share repurchases	(117)	—	(117)
Net change in available-for-sale securities	(88)	—	(88)
Net income attributable to Astrotech Corporation	(3,364)	—	(3,364)
Net loss attributable to noncontrolling interest	—	(89)	(89)
Balance at September 30, 2015	$38,003	$210	$38,213

(6) Net Income (Loss) per Share

Basic net income (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method and the if-converted method. Dilutive potential common shares include outstanding stock options and share-based awards.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,
	2015	2014
Numerator:
Amounts attributable to Astrotech Corporation, basic and diluted:
Loss from continuing operations before income taxes	$(3,451)	$(2,597)
Income tax (expense) benefit	(2)	1,325
Loss from continuing operations, net of tax	(3,453)	(1,272)
Less: Net loss attributable to noncontrolling interest	(89)	—
Income from discontinued operations, net of tax	—	24,555
Net (loss) income attributable to Astrotech Corporation	(3,364)	23,283
Less: State of Texas deemed dividend (Note 12)	—	531
Net (loss) income attributable to Astrotech Corporation applicable to common shareholders	$(3,364)	$22,752
Denominator:
Denominator for basic and diluted net income (loss) per share attributable to Astrotech Corporation — weighted average common stock outstanding	20,705	19,548
Basic and diluted net income (loss) per common share:
Net loss attributable to Astrotech Corporation from continuing operations	$(0.16)	$(0.09)
Net income from discontinued operations	—	1.25
Net (loss) income attributable to Astrotech Corporation applicable to common shareholders	$(0.16)	$1.16

Options to purchase 1,117,750 shares of common stock at exercise prices ranging from $0.32 to $3.20 per share outstanding for the three months ended September 30, 2015 were not included in diluted net loss per share, as the inclusion of the potential common shares would have had an anti-dilutive effect on the loss from continuing operations.

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

(8) Debt

In October 2010, our former ASO business entered into a financing facility with a commercial bank providing a $7.0 million term loan and a $3.0 million revolving credit facility. The $7.0 million term loan was to terminate in October 2015 and the $3.0 million revolving credit facility expired in October 2012. The bank financing facilities were secured by the assets of our former ASO business, including accounts receivable, and required us to comply with designated covenants. On August 22, 2014, the Company used a portion of the proceeds from the Asset Sale to pay off the outstanding balance of its term loan of $5.7 million which is reported in the statement of cash flows as discontinued operations. The Company has no outstanding debt as of September 30, 2015.

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

The following table presents the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of September 30, 2015 and June 30, 2015:

	September 30, 2015
	Carrying	Fair Value Measured Using			Fair
(in thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$14,508	$14,508	$—	$—	$14,508
Held-to-Maturity Securities
Bonds: 1-3 years	2,427	—	2,410	—	2,410
Bonds: 3-5 years	1,088	—	1,079	—	1,079
Time deposits: 1-90 days	950	—	949	—	949
Time deposits: 91-360 days	5,735	—	5,740	—	5,740
Time deposits: over 360 days	2,742	—	2,741	—	2,741
Total	$27,450	$14,508	$12,919	$—	$27,427

	June 30, 2015
	Carrying	Fair Value Measured Using			Fair
(in thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$17,227	$17,227	$—	$—	$17,227
Held-to-Maturity Securities
Bonds: 1-3 years	2,073	—	2,057	—	2,057
Bonds: 3-5 years	1,453	—	1,438	—	1,438
Time deposits: 1-90 days	1,496	—	1,496	—	1,496
Time deposits: 91-360 days	4,438	—	4,440	—	4,440
Time deposits: over 360 days	4,990	—	4,993	—	4,993
Total	$31,677	$17,227	$14,424	$—	$31,651

The value of our available-for-sale investments is based on pricing from third party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs). Our held-to-maturity investments are recorded at amortized costs, as management’s intent is to hold such investments until maturity. The fair value of our held-to-maturity investments with maturities less than 90 days is considered the amortized value; the fair value measurements used for bonds and time deposits with maturities greater than 90 days is considered Level 2 and uses pricing from third party pricing vendors who use quoted prices for identical or similar securities in both active and inactive markets.

(10) Other Comprehensive Income (Loss)

Changes in the balances of each component included in accumulated other comprehensive income (loss) (“accumulated OCI”) for the three months ended September 30, 2015, are presented below. The amounts below are pre-tax.

(In thousands)	Accumulated Other Comprehensive Income (Loss)
Unrealized Gain in Mutual Fund Investments
Balance at June 30, 2015	$(23)
Current period change in other comprehensive income (loss) before reclassifications	(94)
Reclassification to net (loss) income for realized losses	6
Balance at September 30, 2015	$(111)

(11) Business Risk and Credit Risk Concentration Involving Cash

All of the Company’s revenue during the previous fiscal year came from one customer.

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation (“FDIC”) of $250,000 per depositor. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what we believe to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(12) State of Texas Funding

In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to provide mass spectrometry analytics in real time for explosive device detection in airports and the battlefield, industrial quality and process control, environmental field applications, and laboratory research. In exchange for the award, 1st Detect granted a common stock purchase right and a note payable to the State of Texas. The economic substance of the transaction was that the State of Texas had purchased shares of 1st Detect in exchange for the granted award. The note, which was treated economically as purchased shares and reflected in the equity section of the condensed consolidated balance sheet, equaled the disbursements to 1st Detect to date and accrued interest at 8% per year. On August 28, 2014, 1st Detect settled the funding and common stock repurchase right with a payment of $2.3 million. The Company has accounted for the difference between the $2.3 million paid and the $1.8 million received as a deemed dividend in its calculation of earnings per share.

(13) Common Stock Incentive, Stock Purchase Plans and Other Compensation Plans

Stock Option Activity Summary

The Company’s stock option activity for three months ended September 30, 2015 was as follows:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at June 30, 2015	1,128	$1.53
Granted	—	—
Exercised	—	—
Canceled or expired	(10)	0.45
Outstanding at September 30, 2015	1,118	$1.54

The aggregate fair value of options exercisable at September 30, 2015 was $0.5 million as the fair value of the Company’s common stock is more than the exercise prices of these options. The aggregate fair value of all options outstanding at September 30, 2015 was $0.9 million.

The table below details the Company’s stock options outstanding as of September 30, 2015:

Range of exercise prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Options Exercisable Weighted- Average Exercise Price
$0.32 – 0.71	438,750	4.91	$0.60	438,750	$0.60
$1.20 – 2.60	570,000	8.10	1.94	282,500	1.20
$3.20 – 3.20	109,000	9.52	3.20	—	—
$0.32 – 3.20	1,117,750	6.57	$1.54	721,250	$0.83

Compensation costs recognized related to stock option awards were $54 thousand and $0 for the three months ended September 30, 2015 and 2014, respectively. There were no options granted during the three months ended September 30, 2015 and 2014.

Restricted Stock

No restricted stock was granted, vested, canceled, or expired during the three months ended September 30, 2015. Stock compensation expense related to restricted stock was $89 thousand and $1 thousand for the three months ended September 30, 2015 and 2014, respectively.

Treasury Stock

On December 12, 2014, the Board of Directors amended the stock repurchase program to allow for the repurchase of up to $5 million more treasury shares until December 31, 2015. During the three months ended September 30, 2015, the Company repurchased 43 thousand shares at a cost of $117 thousand. As of September 30, 2015 we have repurchased 1.2 million shares at a cost of $2.8 million. There were no stock repurchases during the three months ended September 30, 2014.

(14) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2015, the Company established a full valuation allowance against all of its net deferred tax assets.

To the extent that a loss from continuing operations can be utilized to offset the income otherwise resulting from discontinued operations, it has been recognized as a tax benefit from continuing operations. To the extent that a loss or credit carryover can be utilized to offset the income from discontinued operations, it has been recognized as a tax benefit from discontinued operations.

For the three months ended September 30, 2015 and 2014, the Company incurred pre-tax losses from continuing operations in the amount of $3.5 million and $2.6 million, respectively. The total effective tax rate for continuing operations was approximately 0% and 51% for the three months ended September 30, 2015 and 2014, respectively.

For the three months ended September 30, 2015 and 2014, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

FASB ASC 740, Income Taxes (“FASB ASC 740”) addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company has an unrecognized tax benefit of $0.1 million for the three months ended September 30, 2015 and 2014.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized; as such, the Company is subject to examination for the fiscal years ended 2000 through present for federal purposes and fiscal years ended 2006 through present for state purposes.

(15) Commitments and Contingencies

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

Litigation, Investigations and Audits – We are not party to, nor are our properties the subject of, any material pending legal proceedings, other than as set forth below:

Astrotech was previously named as a party to a suit filed in the Circuit Court of the Eighteenth Judicial Circuit for Brevard County, Florida. This is an action for foreclosure of certain real estate and for debt. The Company was named as a party because it held an inferior lien against the property at issue and had to be named in the foreclosure action. No monetary relief was requested from Astrotech. In July 2014, the Company received a lump sum payment of $50 thousand, less legal fees, along with a release of liability in exchange for a release of its inferior mortgage. In October 2014, the underlying lawsuit was voluntarily dismissed and the case was closed.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends,” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:

•	The effect of economic conditions in the United States or other nations that could impact our ability to sell our products and services or gain customers;

•	Our ability to raise sufficient capital to meet our long and short-term liquidity requirements;

•	Our ability to successfully pursue our business plan and execute our strategy;

•	Whether we will fully realize the economic benefits under our customer contracts;

•	Technological difficulties and potential legal claims arising from any technological difficulties;

•	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by governmental or commercial customers;

•	Uncertainty in government funding and support for key programs, grant opportunities, or procurements;

•	The impact of competition on our ability to win new contracts;

•	Delays in the timing of performance under our contracts; and

•	Our ability to meet technological development milestones and overcome development challenges.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, therefore we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our 2015 Annual Report on Form 10-K, elsewhere in this Quarterly Report on Form 10-Q, or in the documents incorporated by reference herein. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events, or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the Securities and Exchange Commission (“SEC”) or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Quarterly Report on Form 10-Q and in prior or subsequent communications.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report.

Business Overview

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us,” or “our”), a Washington corporation organized in 1984, is an Austin, Texas based holding company that leverages management’s entrepreneurial expertise in turnarounds, start-ups, and mergers and acquisitions to commercialize emerging disruptive technologies through its closely held subsidiaries with a focus on adding value for our shareholders.

With the sale of the Company’s former Astrotech Space Operations (“ASO”) business, the Company now operates a single reportable business unit, Astro Scientific (formerly known as Spacetech), and its efforts are focused on the following:

•	Working with customers and development partners to satisfy application specific chemical detection objectives using our advanced chemical analyzers;

•	Extending our intellectual property portfolio by enhancing and refining our chemical analyzer technology;

•
Enabling film restoration, enhancement, and digitization using an automated process that revives the original color and removes dust, scratches, and defects from film to restore it to its original condition;

•
Facilitating the shift from 2K resolution to ultra-high definition (“UHD”), high-dynamic range (“HDR”) 4K resolution, the format in which the next generation of digital video content will be distributed to the home; and

•	Developing next generation vaccines using the unique environment of microgravity.

 Astro Scientific

Astro Scientific is a technology incubator designed to commercialize emerging disruptive technologies. Astro Scientific is currently pursuing three distinct opportunities:

1st Detect

1st Detect develops, manufactures, and sells chemical analyzers that streamline processes for industrial use in the food and beverage, semiconductor, pharmaceutical, research, and environmental markets as well as for government applications used in explosive and chemical warfare detection for the Department of Homeland Security and the military. Our chemical analyzers can identify chemicals with more accuracy and precision than competing analyzers given their extreme sensitivity and specificity. By leveraging technology initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station, the Company has developed a series of analyzers that enable real time analytics that we believe to be significantly smaller, lighter, faster, and less expensive than competing analyzers.

Our efforts have resulted in a technology that has been or will be deployed in the following areas:

•
Explosive device detection in airports - we believe our analyzers have at least 100 times the specificity of the current generation of screening devices, meaning significantly fewer false alarms and a higher probability of threat detection. Our solution also has better resolution, translating into the detection of a broader range of compounds, which allows us to see not only traditional explosives, but also homemade and improvised explosives, which has proved challenging for the current technology.

•
Military - our technology is extremely sensitive, so we believe we can detect chemical warfare agents in much lower concentrations than incumbent technologies. The high level of specificity of our instrumentation not only improves detection of traditional threats, but also detects next generation chemical agents not easily detectable by current instrumentation. We expect that our products will be used to verify decontamination of previously contaminated sites, to positively identify a suspect compound following an alarm on a less sophisticated instrument, and to evaluate a blast site for the type of explosive used.

•
Industrial process controls - we are enabling cost effective real-time in-situ analysis for the first time. While competing technologies can alarm when there is an anomaly in a process, our technology can provide production or line managers real-time insights about those deviations to enable quicker decisions.

•
Food and beverage - we are also enabling cost effective real-time in-situ analysis for what we believe to be the first time in the food and beverage industry. Not only does our instrumentation provide a full set of information to more thoroughly analyze results when there is a deviation in quality, but we provide objectivity that is not possible with human taste testers.

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

•
Oil and gas - given the sensitivity and speed of our technology, we believe we can detect smaller leaks in a pipeline sooner than the competition and we can more completely characterize production and potential production.

•
Laboratory research - we believe our products are significantly less expensive than the competition and have a minimal footprint, making our products a great solution for entities with limited funding and counter space.

•
Petrochemical and refining - our products are able to provide real-time information upon which automated or human decisions may be made regarding product quality, efficiency of production, and feedstock performance.

Our product portfolio currently consists of the following products:

•
MMS-1000™ - the MMS-1000™ is a small, low power desktop mass spectrometer designed for the laboratory market. The unique design of this unit enables fast, quality chemical analysis, requires minimal benchtop space (about the size of a shoebox), requires less power than a typical light bulb, and unlike traditional instruments, requires no consumables or special infrastructure.

•
OEM-1000 - the OEM-1000 is an original equipment manufacturer (“OEM”) component that drives the MMS-1000™. It is designed to be integrated into customers’ specific packaging and enclosures and is well suited to be integrated with application specific sampling or separation technology. A variant, the OEM-1000PI has recently been integrated into a Thermogravimetric Analyzer (“TGA”) manufactured by RIGAKU Corp. of Tokyo, Japan, one of the leading instrumentation companies in Asia. The integrated instrument named Thermo iMS2 is the world’s first integrated TGA with tandem mass spectrometry (“MS/MS”) capabilities and is expected to be well received by the international research and development markets. A further variant of the OEM-1000 has been selected by Battelle, a leading supplier of military chemical detection equipment, for integration into the Next Generation Chemical Detector (“NGCD”), a program under development by the Department of Defense’s Joint Program Executive for Chemical and Biological Defense.

•
iONTRAC - the iONTRAC is a process analyzer utilizing an enhanced version of our core mass spectrometer technology, which includes the addition and integration of gas chromatography and continuous 24/7 operational features. The iONTRAC provides real-time in-situ monitoring of industrial processes and we are targeting customers in petrochemical processing, food and beverage manufacturing, critical infrastructure protection, and semiconductor clean-room environmental monitoring. The instrument is designed to autonomously monitor processes and to provide reports using industry standard factory management system (“FMS”) infrastructure.

Astrogenetix

Astrogenetix is a biotechnology company that is applying a fast-track on-orbit discovery platform using the International Space Station to develop vaccines and other therapeutics. NASA has engaged the Center for Vaccine Development at the University of Maryland, one of the leading vaccinology institutions in the world, to aid in the filing of an Investigational New Drug (“IND”) application for Salmonella. NASA is providing much of the necessary funding for this research, meaning little investment is required of Astrogenetix as efforts are concentrated on filing the IND. We have negotiated a Space Act Agreement with NASA for a minimum of twenty-eight additional space flights following the successful filing of the IND for Salmonella.

Astral Images

Astral Images, Inc. (“Astral”) was created to commercialize decades of image research from the laboratories of IBM and Kodak combined with classified satellite technology from government laboratories. Astral sells film-to-digital image enhancement, defect removal and color correction software, and post processing services providing economically feasible conversion of television and feature 35mm and 16mm films to the new 4K UHD HDR format necessary for the new generation of digital distribution. Due to a significant shift in the film scanning industry, most film assets will need to go through an upgrade to 4K to remain relevant for over-to-top distribution as television manufacturers sell more 4K televisions and consumer demand for such content accelerates.

Astral is positioned to be a leader in digital conversion and repair of feature films, film based television series, sporting events shot on film, film libraries, film archives, and consumer media.

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

Management believes there have been no significant changes during the three months ended September 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K.

Results of Operations

Selected consolidated financial data for the quarter ended September 30, 2015 and 2014 is as follows (in thousands):

	Quarter Ended September 30,
	2015	2014
Revenue	$—	$320
Cost of revenue	—	277
Gross profit	—	43
Gross margin	—%	13%
Selling, general and administrative	2,286	1,960
Research and development	1,264	692
Operating expenses	3,550	2,652
Loss from operations	(3,550)	(2,609)
Other income, net	99	12
Income tax (expense) benefit	(2)	1,325
Loss from continuing operations	(3,453)	(1,272)
Discontinued operations
Income from discontinued operations	—	1,303
Income tax (expense)	—	(2,378)
Gain on sale of discontinued operations	—	25,630
Income from discontinued operations	—	24,555
Net (loss) income	(3,453)	23,283
Less: Net loss attributable to noncontrolling interest	(89)	—
Net (loss) income attributable to Astrotech Corporation	$(3,364)	$23,283

Revenue – Total revenue decreased $320 thousand, or 100%, during the first quarter of fiscal 2016, compared to the first quarter of fiscal 2015. During the first quarter of fiscal 2016, we had no revenue as research-based milestones associated with unit sales continue to be booked as an offset of R&D expense. In the prior year, we had revenue of $320 thousand associated with the first phase of a new subcontract agreement with a third party on the NGCD program.

Gross Profit – Gross profit decreased $43 thousand, or 100%, during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 due to the decrease in revenue as described above. Also during the first quarter of fiscal 2016, cost of revenues decreased to no cost of revenues from $277 thousand in the first quarter of fiscal 2015.

Operating Expenses – Our operating expenses increased $898 thousand, or 34%, during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. Significant changes to operating expenses included the following:

•	Selling, general and administrative expense increased by $326 thousand, or 17%, primarily driven by additional headcount during the quarter.

•	Research and development expense increased $572 thousand, or 83%, primarily driven by additional headcount during the quarter.

Income Taxes on Continuing Operations – Our income tax benefit decreased $1.3 million, or 100%, due to the allocation method of taxes between continuing and discontinued operations in the prior fiscal year.

Discontinued Operations – Discontinued operations includes the reclassification of operations of the Company’s former ASO business unit for the three months ended September 30, 2014. There was no activity in discontinued operations for the three months ended September 30, 2015.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents (in thousands):

	Three Months Ended September 30,
	2015	2014	change
Cash flows from continuing operations:
Net cash used in operating activities	$(4,338)	$(1,749)	$(2,589)
Net cash provided by (used in) investing activities	3,481	(46)	3,527
Net cash used in financing activities	(117)	(2,331)	2,214
Net cash used in continuing operations	(974)	(4,126)	3,152

Cash flows from discontinued operations:
Net cash used in operating activities	—	(1,370)	1,370
Net cash provided by investing activities	—	52,591	(52,591)
Net cash used in financing activities	—	(5,655)	5,655
Net cash provided by discontinued operations	—	45,566	(45,566)

Net change in cash and cash equivalents	$(974)	$41,440	$(42,414)

Cash and Cash Equivalents and Short-Term Investments

As of September 30, 2015, we held cash and cash equivalents and short-term investments of $22.5 million, and our working capital was approximately $28.5 million. As of June 30, 2015, we had cash and cash equivalents and short-term investments of $25.5 million and our working capital was approximately $30.2 million. Cash and cash equivalents and short-term investments decreased by approximately $2.9 million as of September 30, 2015, as compared to June 30, 2015, due to normal operating activity.

Operating Activities

Net cash used in operating activities from continuing operations increased to $4.3 million for the three months ended September 30, 2015, compared to $1.7 million for the three months ended September 30, 2014, which was primarily the result of increased losses from operations of $2.2 million and increase in income tax payable of $1.2 million, partially offset by $0.6 million change in accounts payable and $0.2 million change in accounts receivable.

Investing Activities

Cash provided by investing activities from continuing operations increased $3.5 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. Cash from the sale and maturity of investments has been used to fund continuing operations.

Financing Activities

Cash used in financing activities from continuing operations decreased $2.2 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. The decrease was due to the payoff of equity funding from the State of Texas Emerging Technology Fund for $2.3 million during the three months ended September 30, 2014. This was partially offset by the $0.1 million used for shares that the Company repurchased during the three months ended September 30, 2015.

Discontinued Operations

There was no cash provided by or used in operating activities from discontinued operations during the three months ended September 30, 2015, compared to net cash used in operating activities from discontinued operations of $1.4 million for the three months ended September 30, 2014. The change was related to the sale of our former ASO business unit during the prior fiscal year.

There was no cash provided by or used in investing activities from discontinued operations during the three months ended September 30, 2015, compared to net cash used in investing activities from discontinued operations of $52.6 million for the three months ended September 30, 2014, which was due to the sale of our former ASO business.

There was no cash provided by or used in financing activities from discontinued operations during the three months ended September 30, 2015, compared to net cash used in financing activities from discontinued operations of $5.7 million for the three months ended September 30, 2014. This decrease was related to the payoff of our term loan that was secured by the assets of our former ASO business unit, following the sale of the ASO business.

Liquidity

As of September 30, 2015, we had cash and cash equivalents and short-term investments of $22.5 million and our working capital was approximately $28.5 million, which includes an indemnity cash holdback receivable of $6.1 million being held in escrow as part of the sale of our ASO business. The indemnity cash holdback, or portion thereof, may be received in February 2016 subject to certain conditions in the asset purchase agreement entered into in connection with the sale of the ASO business.

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the need to acquire licenses to new technology, costs associated with increasing our manufacturing and development capabilities, costs associated with strategic acquisitions including integration costs and assumed liabilities, and the status of competitive products and potential cost associated with both protecting and defending our intellectual property. In addition, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2016. Factors that could affect our capital requirements, in addition to those listed above, include continued collections of accounts receivable consistent with our historical experience and our ability to manage product development efforts.

We believe we have sufficient liquidity to continue to fund our operating expenses, capital requirements, and other expected liquidity requirements over the next fiscal year.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2015, the Company has established a full valuation allowance against all of its net deferred tax assets.

To the extent that a loss from continuing operations can be utilized to offset the income otherwise resulting from discontinued operations, it has been recognized as a tax benefit from continuing operations. To the extent that a loss or credit carryover can be utilized to offset the income from discontinued operations, it has been recognized as a tax benefit from discontinued operations.

For the three months ended September 30, 2015 and 2014, the Company incurred pre-tax losses from continuing operations in the amount of $3.5 million and $2.6 million, respectively. The total effective tax rate for continuing operations was approximately 0% and 51% for the three months ended September 30, 2015 and 2014, respectively.

For the three months ended September 30, 2015 and 2014, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

FASB ASC 740, Income Taxes (“FASB ASC 740”) addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company has an unrecognized tax benefit of $0.1 million for the three months ended September 30, 2015 and 2014.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized; as such, the Company is subject to examination for the fiscal years ended 2000 through present for federal purposes and fiscal years ended 2006 through present for state purposes.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2015.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report. Based on the evaluation and criteria of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject to legal proceedings and business disputes involving ordinary routine legal matters and claims incidental to our business. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements or awards against us. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense. As of September 30, 2015, we are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers (amounts in thousands of dollars, except share data and per share amounts).

On December 16, 2014, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $5 million of our outstanding common stock shares. As of September 30, 2015, we had repurchased approximately $0.5 million worth of Astrotech Corporation common stock as part of the current share buyback program. To date, we have approximately $2.8 million worth of Astrotech stock in treasury stock.

The following table identifies all repurchases during the three months ended September 30, 2015.

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 through September 30, 2015	43,300	$2.69	43,300	$4,508,325
Total	43,300	$2.69	43,300

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description	Incorporation by Reference

3.1	Amended and Restated Bylaws of Astrotech Corporation	Filed herewith.

4.1	Astrotech Corporation amended and restated 2008 Stock Incentive Plan	Incorporated by reference from the Company’s Form 8-K filed on August 11, 2015.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934.	Filed herewith.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2015, formatted in eXtensible Business Reporting Language: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Notes to Unaudited Condensed Consolidated Financial Statements.(1)
Filed herewith.

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

Astrotech Corporation

Date: November 10, 2015	/s/ Eric Stober
Eric Stober
Chief Financial Officer