Form 10-Q
period 2015-12-31
ASTROTECH Corp
filed 2016-02-10
CIK 1001907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No☑
As of February 5, 2016, the number of shares of the registrant’s common stock outstanding was: 20,700,673.

ASTROTECH CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31, 2015	June 30, 2015

Assets
Current assets
Cash and cash equivalents	$2,145	$2,330
Short-term investments	18,192	23,161
Accounts receivable, net of allowance	143	198
Inventory	1,232	509
Indemnity receivable	6,100	6,100
Prepaid expenses and other current assets	475	296
Total current assets	28,287	32,594
Property and equipment, net	3,572	3,108
Long-term investments	5,768	8,516
Total assets	$37,627	$44,218

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$409	$398
Accrued liabilities and other	1,483	1,801
Income tax payable	—	190
Total current liabilities	1,892	2,389
Other liabilities	130	101
Total liabilities	2,022	2,490

Commitments and contingencies (Note 15)

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 shares authorized; no shares issued and outstanding, at December 31, 2015 and June 30, 2015	—	—
Common stock, no par value, 75,000,000 shares authorized; 21,864,548 shares issued at December 31, 2015 and June 30, 2015, respectively; 20,700,673 and 20,743,973 shares outstanding at December 31, 2015 and June 30, 2015, respectively	189,185	189,007
Treasury stock, 1,163,875 and 1,120,575 shares at cost at December 31, 2015 and June 30, 2015, respectively	(2,789)	(2,672)
Additional paid-in capital	1,210	1,139
Accumulated deficit	(151,912)	(146,022)
Accumulated other comprehensive loss	(217)	(23)
Equity attributable to stockholders of Astrotech Corporation	35,477	41,429
Noncontrolling interest	128	299
Total stockholders’ equity	35,605	41,728
Total liabilities and stockholders’ equity	$37,627	$44,218

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Revenue	$927	$4	$927	$324
Cost of revenue	632	4	632	281
Gross profit	295	—	295	43
Operating expenses:
Selling, general and administrative	1,671	2,012	3,957	3,972
Research and development	1,326	984	2,590	1,676
Total operating expenses	2,997	2,996	6,547	5,648
Loss from operations	(2,702)	(2,996)	(6,252)	(5,605)
Interest and other expense, net	94	24	193	36
Loss from continuing operations before income taxes	(2,608)	(2,972)	(6,059)	(5,569)
Income tax benefit (expense)	—	734	(2)	2,059
Loss from continuing operations	(2,608)	(2,238)	(6,061)	(3,510)
Discontinued operations (Note 3)
Income from discontinued operations	—	—	—	1,303
Income tax expense	—	(184)	—	(2,562)
Gain on sale of discontinued operations	—	—	—	25,630
(Loss) income from discontinued operations	—	(184)	—	24,371
Net (loss) income	(2,608)	(2,422)	(6,061)	20,861
Less: Net loss attributable to noncontrolling interest	(82)	—	(171)	—
Net (loss) income attributable to Astrotech Corporation	(2,526)	(2,422)	(5,890)	20,861
Less: Deemed dividend to State of Texas	—	—	—	531
Net (loss) income attributable to common stockholders	$(2,526)	$(2,422)	$(5,890)	$20,330

Amounts attributable to Astrotech Corporation:
Loss from continuing operations, net of tax	$(2,526)	$(2,238)	$(5,890)	$(3,510)
(Loss) income from discontinued operations, net of tax	—	(184)	—	24,371
Net (loss) income attributable to Astrotech Corporation	$(2,526)	$(2,422)	$(5,890)	$20,861

Weighted average common shares outstanding:
Basic and diluted	20,701	19,637	20,703	19,593

Basic and diluted net (loss) income per common share:
Net loss attributable to Astrotech Corporation from continuing operations	$(0.12)	$(0.11)	$(0.28)	$(0.20)
Net (loss) income from discontinued operations	—	(0.01)	—	1.24
Net (loss) income attributable to Astrotech Corporation	$(0.12)	$(0.12)	$(0.28)	$1.04

Other comprehensive (loss) income, net of tax:
Available-for-sale securities:
Net unrealized loss, net of tax benefit of $40, $0, $73, and $0	$(74)	$—	$(135)	$—
Reclassification adjustment for realized losses included in net (loss) income, net of taxes of $2, $0, $5, and $0	5	—	9	—
Total comprehensive (loss) income	$(2,595)	$(2,422)	$(6,016)	$20,861

See accompanying notes to unaudited condensed consolidated financial statements.

 ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(6,061)	$20,861
Less: Income from discontinued operations	—	(24,371)
Net loss from continuing operations	(6,061)	(3,510)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation	249	4
Amortization	21	—
Depreciation	242	150
Changes in assets and liabilities:
Accounts receivable	55	4
Accounts payable	11	(696)
Other assets and liabilities	(1,191)	(558)
Income taxes payable	(190)	448
Net cash used in operating activities-continuing operations	(6,864)	(4,158)
Net cash used in operating activities-discontinued operations	—	(1,553)
Net cash used in operating activities	(6,864)	(5,711)

Cash flows from investing activities:
Purchase of short-term investments	—	(35,580)
Sale of available-for-sale investments	4,314	—
Maturities of held-to-maturity securities	3,188	—
Purchases of property and equipment	(706)	(118)
Net cash provided by (used in) investing activities-continuing operations	6,796	(35,698)
Net cash provided by investing activities-discontinued operations	—	52,591
Net cash provided by investing activities	6,796	16,893

Cash flows from financing activities:
Repayment of State of Texas funding, including deemed dividend	—	(2,331)
Payments for shares bought back	(117)	(404)
Proceeds from common stock issuance	—	167
Net cash used in financing activities-continuing operations	(117)	(2,568)
Net cash used in financing activities-discontinued operations	—	(5,655)
Net cash used in financing activities	(117)	(8,223)

Net change in cash and cash equivalents	(185)	2,959
Cash and cash equivalents at beginning of period	2,330	3,831
Cash and cash equivalents at end of period	$2,145	$6,790

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$63
Income taxes paid	$198	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) General Information

Description of the Company – Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us,” or “our”), a Washington corporation organized in 1984, is an Austin, Texas based holding company that invents, acquires, and grows disruptive technologies for profitable divestiture to market leaders to maximize shareholder value.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by Astrotech Corporation in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

Accounting Pronouncements – In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The amendments in ASU 2015-17 eliminate the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in this ASU are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements”, and as such these investments may be measured at cost. ASU 2016-01 will be effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. The adoption of ASU 2016-01 is not expected to have an impact on our financial statements; we will adopt this ASU in fiscal year 2018.

Segment Information – Following the sale of the Astrotech Space Operations (“ASO”) subsidiary in August 2014 (see Note 3), the Company now operates a single reportable business unit, Astro Scientific (formerly known as Spacetech). Since only one of the Company’s three distinct opportunities has material operations, all financial segment information required by FASB ASC 280, “Segment Reporting”, can be found in the consolidated financial statements.

Astro Scientific

Astro Scientific is a technology incubator designed to commercialize emerging disruptive technologies. Astro Scientific is currently pursuing three distinct opportunities:

1st Detect

1st Detect develops, manufactures, and sells chemical analyzers for use in the airport security, military, food and beverage, semiconductor, pharmaceutical, research, and environmental markets. Our chemical analyzers can identify chemicals with more accuracy and precision than competing analyzers given their extreme sensitivity and specificity. By leveraging technology initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station, the Company has developed a series of analyzers that enable real time analytics that we believe to be significantly smaller, lighter, faster, and less expensive than competing analyzers.

Our product portfolio currently consists of the following products:

•	MMS-1000™ - the MMS-1000™ is a small, low power desktop analyzer designed for the laboratory market.

•
OEM-1000 - the OEM-1000 is an original equipment manufacturer (“OEM”) component that is designed to be integrated into customers’ packaging and enclosures, and is well suited to be integrated with application specific sampling or separation technology.

•
iONTRAC - the iONTRAC is a process analyzer utilizing an enhanced version of our core technology, which includes continuous 24/7 operational features and the optional addition and integration of gas chromatography.

In addition, the majority of revenue in 1st Detect comes from working as a subcontractor on government contracts. The Company works with a prime contractor in adapting our technology to be used in enhancing the government’s detection abilities.

Astrogenetix

Astrogenetix is a biotechnology company that is applying a fast-track on-orbit discovery platform using the International Space Station to develop vaccines and other therapeutics. NASA has engaged the Center for Vaccine Development at the University of Maryland (“UMD”), one of the leading vaccinology institutions in the world, to aid in the filing of an Investigational New Drug (“IND”) application for Salmonella. NASA is providing much of the necessary funding for the research conducted by UMD, meaning little investment is required of Astrogenetix as efforts are concentrated on filing the IND. We have negotiated a Space Act Agreement with NASA for a minimum of twenty-eight additional space flights following the successful filing of the IND application for Salmonella.

Astral Images

Astral Images Corp. (“Astral”) was created to commercialize decades of image enhancement research. Astral sells film-to-digital conversion, image enhancement, and defect removal and color correction software, providing economically feasible conversion of television and feature 35mm and 16mm films to the new 4K ultra-high definition (“UHD”), high-dynamic range (“HDR”) format, the standard necessary for the new generation of digital distribution. Due to a significant shift in the film scanning industry, most film assets will need to go through an upgrade to 4K to remain relevant for over-to-top distribution (Netflix, Hulu, etc.) as television manufacturers sell more 4K televisions and consumer demand for such content accelerates. Astral is positioned to be a leader in digital conversion and repair of feature films, film based television series, sporting events shot on film, film libraries, film archives, and consumer media.

(2) Investments

We use specific identification when determining realized gains and losses on our available-for-sale and held-to-maturity securities. The following tables summarize unrealized gains and losses related to our investments:

Available-for-Sale	December 31, 2015
(In thousands)	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$12,920	$—	$(217)	$12,703
Total	$12,920	$—	$(217)	$12,703

	June 30, 2015
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$17,250	$6	$(29)	$17,227
Total	$17,250	$6	$(29)	$17,227

For information on the unrealized holding losses on available-for-sale investments reclassified out of accumulated other comprehensive (loss) income into the consolidated statements of income, see “Note 10: Other Comprehensive (Loss) Income.”

Held-to-Maturity	December 31, 2015
(In thousands)	Carrying	Unrealized	Unrealized	Fair
	Value	Gain	Loss	Value
Fixed Income Bonds	$3,520	$—	$(49)	$3,471
Time Deposits	7,737	1	(10)	7,728
Total	$11,257	$1	$(59)	$11,199

	June 30, 2015
	Carrying	Unrealized	Unrealized	Fair
	Value	Gain	Loss	Value
Fixed Income Bonds	$3,526	$—	$(32)	$3,494
Time Deposits	10,924	11	(5)	10,930
Total	$14,450	$11	$(37)	$14,424

We have certain financial instruments on our condensed consolidated balance sheet related to interest bearing time deposits and fixed income bonds. These held-to-maturity time deposits are included in “Short-term investments” if the maturities at the end of the reporting period were 360 days or less or “Long-term investments” if the maturities at the end of the reporting period were over 360 days. Fixed income investments, maturing over the next one to four years, are comprised of investment-grade fixed income securities in various corporations with ratings of BBB- or better.

The following table presents the carrying amounts of certain financial instruments as of December 31, 2015 and June 30, 2015:

	Carrying Value
	Short-Term Investments		Long-Term Investments
(In thousands)	December 31, 2015	June 30, 2015	December 31, 2015	June 30, 2015
Mutual Funds - Corporate & Government Debt	$12,703	$17,227	$—	$—
Time deposits
Maturities from 1-90 days	1,753	1,496	—	—
Maturities from 91-360 days	3,736	4,438	—	—
Maturities over 360 days	—	—	2,248	4,990
Fixed Income Bonds
Maturities from 1-3 years	—	—	2,800	2,073
Maturities from 3-5 years	—	—	720	1,453
Total	$18,192	$23,161	$5,768	$8,516

(3) Discontinued Operations & Gain on the Sale of the ASO Business Unit

In August 2014, the Company completed the sale of substantially all of its assets used in the Company’s former ASO business unit (the “Asset Sale”) to Lockheed Martin Corporation (the “Buyer”) for an agreed-upon sales price of $61.0 million, less a working capital adjustment. The net sales price was $59.3 million, which included a working capital adjustment of $1.7 million. As of December 31, 2015, the Company has received cash of $53.2 million and has recorded a receivable of $6.1 million for the indemnity holdback. The indemnity holdback is being held in escrow under the terms of an escrow agreement until February 2016 (the 18-month anniversary of the consummation of the transaction). We expect the indemnity holdback will be released in full in February 2016. As of the date of this filing, there are no claims against the indemnity holdback amount that we are aware of. The ASO business consisted of (i) ownership, operation, and maintenance of spacecraft processing facilities in Titusville, Florida and Vandenberg Air Force Base, California (“VAFB”); (ii) supporting government and commercial customers processing complex communication, earth observation, and deep space satellite launches; (iii) designing and building spacecraft processing equipment and facilities; and (iv) providing propellant services including designing, building, and testing propellant service equipment for fueling spacecraft.

Additionally, as part of the Asset Sale, the Company used a portion of the proceeds to pay off the outstanding balance of its term loan of $5.7 million, which was secured by certain assets of the ASO business. As such, 100% of the interest expense on the debt was allocated to discontinued operations in the amount of $62 thousand for the six months ended December 31, 2014.

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

Even though we were a party to a transition services agreement that expired on August 22, 2015, we have determined that the continuing cash flows generated by this agreement did not constitute significant continuing involvement in the operations of our former ASO business. As such, the operating results and cash flows related to our former ASO business have been separately reflected as discontinued operations for the quarter and six months ended December 31, 2014.

The following table provides a reconciliation of the major components of income of our former ASO business to the amounts reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Major line items constituting income of discontinued operations
Revenue	$—	$—	$—	$2,807
Cost of revenue	—	—	—	(1,313)
Selling, general and administrative	—	—	—	(128)
Other expense, net	—	—	—	(63)
Gain on sale of discontinued operations (1)	—	—	—	25,630
Income tax expense	—	(184)	—	(2,562)
Gain on discontinued operations	$—	$(184)	$—	$24,371

1.	An adjustment of $194 thousand was made during the last quarter of fiscal year 2015.

(4) Receivables – Indemnity Holdback Related to the Asset Sale

In August 2014, the Company completed the Asset Sale. The net sales price was $59.3 million, which included a working capital adjustment of $1.7 million. As of December 31, 2015, the Company received cash of $53.2 million and recorded a receivable of $6.1 million for the indemnity holdback. As of the date of this quarterly report on Form 10-Q, no claims have been asserted against the indemnity holdback. The indemnity holdback amount, minus any amounts previously released in respect of indemnity claims or held back with respect to pending claims, will be released within three days after the 18-month anniversary of the closing of the Asset Sale pursuant to the terms of an escrow agreement.

(5) Noncontrolling Interest

During the third quarter of 2015, Astral Images was created in conjunction with a noncontrolling interest, resulting in Astrotech owning 72% of Astral; currently, the Company owns 88% of Astral. The Company applies noncontrolling interest accounting, which requires us to clearly identify the noncontrolling interest in the condensed consolidated balance sheets and condensed consolidated statements of operations. We disclose three measures of net income (loss): net income (loss), net income (loss) attributable to noncontrolling interest, and net income (loss) attributable to Astrotech Corporation. Our operating cash flows in our condensed consolidated statements of cash flows reflect net income (loss) while our basic and diluted net income (loss) per share calculations reflect net income (loss) attributable to Astrotech Corporation.

The following table breaks down the changes in Stockholders’ Equity for the fiscal year 2016 (in thousands):

	Astrotech Corp Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
Balance at June 30, 2015	$41,429	$299	$41,728
Stock based compensation	249	—	249
Share repurchases	(117)	—	(117)
Net change in available-for-sale securities	(194)	—	(194)
Net loss attributable to Astrotech Corporation	(5,890)	—	(5,890)
Net loss attributable to noncontrolling interest	—	(171)	(171)
Balance at December 31, 2015	$35,477	$128	$35,605

(6) Net (Loss) Income per Share

Basic net (loss) income per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method and the if-converted method. Dilutive potential common shares include outstanding stock options and share-based awards.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Numerator:
Amounts attributable to Astrotech Corporation, basic and diluted:
Loss from continuing operations before income taxes	$(2,608)	$(2,972)	$(6,059)	$(5,569)
Income tax benefit (expense)	—	734	(2)	2,059
Loss from continuing operations, net of tax	(2,608)	(2,238)	(6,061)	(3,510)
Less: Net loss attributable to noncontrolling interest	(82)	—	(171)	—
(Loss) income from discontinued operations, net of tax	—	(184)	—	24,371
Net (loss) income attributable to Astrotech Corporation	(2,526)	(2,422)	(5,890)	20,861
Less: State of Texas deemed dividend (Note 12)	—	—	—	531
Net (loss) income attributable to Astrotech Corporation applicable to common shareholders	$(2,526)	$(2,422)	$(5,890)	$20,330
Denominator:
Denominator for basic and diluted net (loss) income per share attributable to Astrotech Corporation — weighted average common stock outstanding	20,701	19,637	20,703	19,593
Basic and diluted net (loss) income per common share:
Net loss attributable to Astrotech Corporation from continuing operations	$(0.12)	$(0.11)	$(0.28)	$(0.20)
Net (loss) income from discontinued operations	—	(0.01)	—	1.24
Net (loss) income attributable to Astrotech Corporation applicable to common shareholders	$(0.12)	$(0.12)	$(0.28)	$1.04

Options to purchase 817,750 shares of common stock at exercise prices ranging from $0.32 to $3.20 per share outstanding for the six months ended December 31, 2015 were not included in diluted net loss per share, as the inclusion of the potential common shares would have had an anti-dilutive effect on the loss from continuing operations.

(7) Revenue Recognition

Astrotech recognizes revenue employing several generally accepted revenue recognition methodologies. The methodology used is based on contract type and the manner in which products and services are provided.

Revenue for sale of manufactured product is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when a firm sales contract or invoice is in place, delivery has occurred or services have been provided, and collectability is reasonably assured.

Multiple-Deliverable Arrangements

The Company enters into fixed-priced subcontracts on government projects that are one to two years long and contain multiple deliverables.

The Company analyzes the multiple element arrangements based on the guidance in ASC Topic 605-25, Revenue Recognition- Multiple Element Arrangements (“ASC 605-25”). Pursuant to the guidance in ASC 605-25, the Company evaluates multiple element arrangements to determine (i) the deliverables included in the arrangement and (ii) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separate from other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially within control of the Company.

For subcontracts the Company enters into which contain multiple deliverables, we allocate revenue to each unit of accounting based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling prices to be used for allocating revenue: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“BESP”). VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. Due to our recent entrance into the market and lack of any TPE, the Company has only used BESP to date. BESP on a deliverable is determined by using estimated labor hours and materials plus a nominal profit margin consistent with expected margins for these arrangements. The Company’s subcontract agreements do not contain a general right of return relative to any delivered items. We recognize revenue only if collectability is reasonably assured. We record deferred revenues upon invoicing or when cash payments are received in advance of our performance of the underlying agreement on the accompanying consolidated balance sheets.

(8) Debt

In October 2010, our former ASO business entered into a financing facility with a commercial bank providing a $7.0 million term loan and a $3.0 million revolving credit facility. The $7.0 million term loan was matured in October 2015 and the $3.0 million revolving credit facility expired in October 2012. The bank financing facilities were secured by the assets of our former ASO business, including accounts receivable, and required us to comply with designated covenants. On August 22, 2014, the Company used a portion of the proceeds from the Asset Sale to pay off the outstanding balance of its term loan of $5.7 million which is reported in the statement of cash flows as discontinued operations. The Company has no outstanding debt as of December 31, 2015.

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

The fair value hierarchy established in the standard prioritizes the inputs used in valuation techniques into three levels as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

The following table presents the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of December 31, 2015 and June 30, 2015:

	December 31, 2015
	Carrying	Fair Value Measured Using			Fair
(in thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$12,703	$12,703	$—	$—	$12,703
Held-to-Maturity Securities
Bonds: 1-3 years	2,800	—	2,761	—	2,761
Bonds: 3-5 years	720	—	710	—	710
Time deposits: 1-90 days	1,753	—	1,753	—	1,753
Time deposits: 91-360 days	3,736	—	3,735	—	3,735
Time deposits: over 360 days	2,248	—	2,240	—	2,240
Total	$23,960	$12,703	$11,199	$—	$23,902

	June 30, 2015
	Carrying	Fair Value Measured Using			Fair
(in thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$17,227	$17,227	$—	$—	$17,227
Held-to-Maturity Securities
Bonds: 1-3 years	2,073	—	2,057	—	2,057
Bonds: 3-5 years	1,453	—	1,438	—	1,438
Time deposits: 1-90 days	1,496	—	1,496	—	1,496
Time deposits: 91-360 days	4,438	—	4,440	—	4,440
Time deposits: over 360 days	4,990	—	4,993	—	4,993
Total	$31,677	$17,227	$14,424	$—	$31,651

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

(10) Other Comprehensive (Loss) Income

Changes in the balances of each component included in accumulated other comprehensive (loss) income (“accumulated OCI”) for the six months ended December 31, 2015, are presented below (amounts are pre-tax).

(In thousands)	Accumulated Other Comprehensive (Loss) Income
Unrealized Gain in Mutual Fund Investments
Balance at June 30, 2015	$(23)
Current period change in other comprehensive (loss) income before reclassifications	(208)
Reclassification to net (loss) income for realized losses	14
Balance at December 31, 2015	$(217)

(11) Business Risk and Credit Risk Concentration Involving Cash

For the current fiscal year 2016, the Company has two customers that together comprise 96% of the Company’s revenue. All of the Company’s revenue during fiscal year 2015 came from one customer.

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation (“FDIC”) of $250,000 per depositor. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what we believe to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(12) State of Texas Funding

In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to provide mass spectrometry analytics in real time for explosive device detection in airports and the battlefield, industrial quality and process control, environmental field applications, and laboratory research. In exchange for the award, 1st Detect granted a common stock purchase right and a note payable to the State of Texas. The economic substance of the transaction was that the State of Texas had purchased shares of 1st Detect in exchange for the granted award. The note, which was treated economically as purchased shares and reflected in the equity section of the condensed consolidated balance sheet, equaled the disbursements to 1st Detect to date and accrued interest at 8% per year. On August 28, 2014, 1st Detect settled the funding and common stock repurchase right with a payment of $2.3 million. The Company has accounted for the difference between the $2.3 million paid and the $1.8 million received as a deemed dividend in its calculation of earnings per share (see Note 6).

(13) Common Stock Incentive, Stock Purchase Plans, and Other Compensation Plans

Stock Option Activity Summary

The Company’s stock option activity for the six months ended December 31, 2015 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2015	1,127,750	$1.53
Granted	—	—
Exercised	—	—
Canceled or expired	(310,000)	2.53
Outstanding at December 31, 2015	817,750	$1.14

The aggregate intrinsic value of options exercisable at December 31, 2015 was $0.5 million as the fair value of the Company’s common stock is more than the exercise prices of these options. The aggregate fair value of all options outstanding at December 31, 2015 was $0.8 million.

The table below details the Company’s stock options outstanding as of December 31, 2015:

Range of exercise prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Options Exercisable Weighted- Average Exercise Price
$0.32 – 0.71	438,750	4.66	$0.60	438,750	$0.60
$1.20 – 1.20	270,000	6.64	1.20	270,000	1.20
$3.20 – 3.20	109,000	9.27	3.20	—	—
$0.32 – 3.20	817,750	5.93	$1.14	708,750	$0.83

Compensation costs recognized related to stock option awards were $17 thousand and $3 thousand for the three months ended December 31, 2015 and 2014, respectively, and $71 thousand and $4 thousand for the six months ended December 31, 2015 and 2014, respectively. There were no options granted during the six months ended December 31, 2015 and 2014.

Restricted Stock

No restricted stock was granted, vested, canceled, or expired during the six months ended December 31, 2015. Stock compensation expense related to restricted stock was $89 thousand and $0 for the three months ended December 31, 2015 and 2014, respectively, and $178 thousand and $0 for the six months ended December 31, 2015 and 2014, respectively.

Treasury Stock

On December 12, 2014, the Board of Directors amended the stock repurchase program to allow for the repurchase of up to $5 million more treasury shares until December 31, 2015. On December 3, 2015, our Board of Directors authorized the extension of the share repurchase program through December 31, 2016. During the six months ended December 31, 2015, the Company repurchased 43 thousand shares at a cost of $117 thousand. As of December 31, 2015, we have repurchased 1.2 million shares at a cost of $2.8 million. There were no stock repurchases during the six months ended December 31, 2014.

(14) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2015, the Company established a full valuation allowance against all of its net deferred tax assets.

To the extent that a loss from continuing operations can be utilized to offset the income otherwise resulting from discontinued operations, it has been recognized as a tax benefit from continuing operations. To the extent that a loss or credit carryover can be utilized to offset the income from discontinued operations, it has been recognized as a tax benefit from discontinued operations.

For the three months ended December 31, 2015 and 2014, the Company incurred pre-tax losses from continuing operations in the amount of $2.6 million and $3.0 million, respectively. For the six months ended December 31, 2015 and 2014, the Company incurred pre-tax losses from continuing operations in the amount of $6.1 million and $5.6 million, respectively. The total effective tax rate for continuing operations was approximately 0% and 37% for the six months ended December 31, 2015 and 2014, respectively.

For the six months ended December 31, 2015 and 2014, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

FASB ASC 740, “Income Taxes” (“FASB ASC 740”) addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company has an unrecognized tax benefit of $0.1 million for the six months ended December 31, 2015 and 2014.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized; as such, the Company is subject to examination for the fiscal years ended 2000 through present for federal purposes and fiscal years ended 2006 through present for state purposes. The reason for this extended examination period is due to the utilization of the loss carryovers generated by the sale of our ASO subsidiary in fiscal year 2015.

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

Litigation, Investigations, and Audits – We are not party to, nor are our properties the subject of, any material pending legal proceedings, other than as set forth below:

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends,” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:

•	The effect of economic conditions in the United States or other nations that could impact our ability to sell our products and services or gain customers;

•	Our ability to raise sufficient capital to meet our long- and short-term liquidity requirements;

•	Our ability to successfully pursue our business plan and execute our strategy;

•	Whether we will fully realize the economic benefits under our customer contracts;

•	Technological difficulties and potential legal claims arising from any technological difficulties;

•	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by governmental or commercial customers;

•	Uncertainty in government funding and support for key programs, grant opportunities, or procurements;

•	The impact of competition on our ability to win new contracts;

•	Delays in the timing of performance under our contracts; and

•	Our ability to meet technological development milestones and overcome development challenges.

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

Business Overview

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us,” or “our”), a Washington corporation organized in 1984, is an Austin, Texas based holding company that invents, acquires, and grows disruptive technologies for profitable divestiture to market leaders to maximize shareholder value.

Following the sale of the Company’s former Astrotech Space Operations (“ASO”) subsidiary on August 22, 2014, the Company now operates a single reportable business unit, Astro Scientific (formerly known as Spacetech), and its efforts are focused on the following:

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

•	Extending our intellectual property portfolio by enhancing and refining our chemical analyzer technology and our film restoration and enhancement software; and

•	Developing next generation vaccines and therapeutics using the unique environment of microgravity.

 Astro Scientific

Astro Scientific is a technology incubator designed to commercialize emerging disruptive technologies. Astro Scientific is currently pursuing three distinct opportunities:

1st Detect

1st Detect develops, manufactures, and sells chemical analyzers for use in the airport security, military, food and beverage, semiconductor, pharmaceutical, research, and environmental markets. Our chemical analyzers can identify chemicals with more accuracy and precision than competing analyzers given their extreme sensitivity and specificity. By leveraging technology initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station, the Company has developed a series of analyzers that enable real time analytics that we believe to be significantly smaller, lighter, faster, and less expensive than competing analyzers.

Our efforts have resulted in a technology that has been or may be deployed in the following areas:

•
Explosive device detection in airports - we believe our analyzers function at a level of specificity many times higher compared to the current generation of screening devices, meaning significantly fewer false alarms and a higher probability of threat detection. Our solution also has better resolution, translating into the detection of a broader range of compounds, which allows us to see not only traditional explosives, but also homemade and improvised explosives. Further, the current technology is only able to detect a small number of traditional explosives (8-12), but there are hundreds of different types of explosives, all of which we believe our technology will detect.

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

•
Industrial process controls - we are enabling cost effective real-time in-situ analysis with mass spectrometry for what we believe to be the first time. While competing technologies can alarm when there is an anomaly in a process, our technology can provide production or line managers real-time insights about those deviations to enable quicker decisions.

•
Food and beverage - we are also enabling cost effective real-time in-situ analysis with mass spectrometry for what we believe to be the first time in the food and beverage industry. Not only does our instrumentation provide a full set of information to more thoroughly analyze results when there is a deviation in quality, but we provide objectivity that is not possible with the status quo - human taste testers.

•
Semiconductor - our products can easily detect excursion events in a clean room environment. Most incumbent technologies are tuned to actively look for a particular known potential contaminant. The current technology used for this purpose is specifically tuned to detect one or a small set of potential contaminants and multiple units are typically aligned in series to detect a small set of potential contaminants. In contrast, our instrument can warn of virtually any potential contaminant, often exposing excursions that would have otherwise gone undetected, making our product a much more robust solution than the status quo.

•	Oil and gas - given the sensitivity and speed of our technology, we believe we can detect smaller leaks in a pipeline sooner than the competition.

•
Laboratory research - we believe our products are significantly less expensive than the competition and have a small footprint, making our products a great solution for entities with limited funding and counter space.

•
Petrochemical and refining - our products are able to provide real-time information upon which automated or human decisions may be made regarding product quality, efficiency of production, and feedstock performance.

Our product portfolio currently consists of the following products:

•
MMS-1000™ - the MMS-1000™ is a small, low power desktop mass spectrometer designed for the laboratory market. The unique design of this unit enables fast, high quality chemical analysis, requires minimal benchtop space (about the size of a shoebox), requires less power than a typical light bulb, and, unlike traditional instruments, requires no consumables or special infrastructure.

•
OEM-1000 - the OEM-1000 is an original equipment manufacturer (“OEM”) component that drives the MMS-1000™. It is designed to be integrated into customers’ packaging and enclosures and is well suited to be integrated with application specific sampling or separation technology. A variant, the OEM-1000PI has been integrated into a Thermogravimetric Analyzer (“TGA”) manufactured by RIGAKU Corp. of Tokyo, Japan, one of the leading instrumentation companies in Asia. The integrated instrument named Thermo iMS2 is the world’s first integrated TGA with tandem mass spectrometry (“MS/MS”) capabilities and is expected to be well received by the international research and development markets. A further variant of the OEM-1000 has been selected by Battelle, a leading supplier of military chemical detection equipment, for integration into the Next Generation Chemical Detector (“NGCD”), a program under development by the Department of Defense’s Joint Program Executive Office for Chemical and Biological Defense.

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

Astrogenetix

Astrogenetix is a biotechnology company that is applying a fast-track on-orbit discovery platform using the International Space Station to develop vaccines and other therapeutics. NASA has engaged the Center for Vaccine Development at the University of Maryland (“UMD”), one of the leading vaccinology institutions in the world, to aid in the filing of an Investigational New Drug (“IND”) application for Salmonella. NASA is providing much of the necessary funding for the research conducted by UMD, meaning little investment is required of Astrogenetix as efforts are concentrated on filing the IND. We have negotiated a Space Act Agreement with NASA for a minimum of twenty-eight additional space flights following the successful filing of the IND for Salmonella.

Astral Images

Astral Images Corp. (“Astral”) was created to commercialize decades of image enhancement research. Astral sells film-to-digital conversion, image enhancement, and defect removal and color correction software, providing economically feasible conversion of television and feature 35mm and 16mm films to the new 4K ultra-high definition (“UHD”), high-dynamic range (“HDR”) format, the standard necessary for the new generation of digital distribution. Due to a significant shift in the film scanning industry, most film assets will need to go through an upgrade to 4K to remain relevant for over-to-top distribution (Netflix, Hulu, etc.) as television manufacturers sell more 4K televisions and consumer demand for such content accelerates. Astral is positioned to be a leader in digital conversion and repair of feature films, film based television series, sporting events shot on film, film libraries, film archives, and consumer media.

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

Management believes there have been no significant changes during the six months ended December 31, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K.

Results of Operations

Three Months Ended December 31, 2015 compared to three months ended December 31, 2014:

Selected consolidated financial data for the quarter ended December 31, 2015 and 2014 is as follows (in thousands):

	Quarter Ended December 31,
	2015	2014
Revenue	$927	$4
Cost of revenue	632	4
Gross profit	295	—
Gross margin	32%	—%
Operating expenses:
Selling, general and administrative	1,671	2,012
Research and development	1,326	984
Total operating expenses	2,997	2,996
Loss from operations	(2,702)	(2,996)
Interest and other expense, net	94	24
Income tax benefit	—	734
Loss from continuing operations	(2,608)	(2,238)
Discontinued operations
Income tax expense	—	(184)
Loss from discontinued operations	—	(184)
Net loss	(2,608)	(2,422)
Less: Net loss attributable to noncontrolling interest	(82)	—
Net loss attributable to Astrotech Corporation	$(2,526)	$(2,422)

Revenue – Total revenue increased $923 thousand during the second quarter of fiscal 2016, compared to the second quarter of fiscal 2015. Of the revenue we generated in the second quarter of fiscal 2016, $685 thousand was associated with research-based subcontract agreements and $242 thousand was associated with space-grade handrail manufacturing sales, an opportunity borne from our legacy space business for which the Company has unique expertise and which usually only occur every one to two years. In the prior year, we had revenue of $4 thousand associated with the first phase of a new subcontract agreement with Batelle on the NGCD program. The subcontract agreements provide revenue as deliverables are accepted which is normally every three to six months.

Gross Profit – Gross profit is comprised of revenue less cost of revenue. Cost of revenue is comprised of labor, materials, and overhead related to manufactured products and subcontract agreements. Gross profit increased $295 thousand during the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 due to the increase in revenue as described above. Also, during the second quarter of fiscal 2016, cost of revenues increased to $632 thousand from $4 thousand in the second quarter of fiscal 2015.

Operating Expenses – Our operating expenses increased $1 thousand during the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. Significant changes to operating expenses included the following:

•
Selling, general and administrative expense decreased by $341 thousand primarily driven by allocation of expense to cost of revenues, partially offset by increased salary expense as we expanded 1st Detect operations during the quarter ended December 31, 2015.

•
Research and development expense increased $342 thousand primarily driven by additional headcount as we continue to invest in improving our R&D capabilities at 1st Detect and Astral. In addition, Astral was created during the third quarter of fiscal year 2015, so no expenses attributable to Astral took place in the second quarter of fiscal year 2015.

Income Taxes on Continuing Operations – Our income tax benefit decreased $734 thousand due to the allocation method of taxes between continuing and discontinued operations in the prior fiscal year.

Discontinued Operations – Discontinued operations includes the reclassification of operations of the Company’s former ASO business unit for the three months ended December 31, 2014. There was no activity in discontinued operations for the three months ended December 31, 2015.

Six months ended December 31, 2015 compared to six months ended December 31, 2014:

Selected consolidated financial data for the six months ended December 31, 2015 and 2014 is as follows (in thousands):

	Six Months Ended December 31,
	2015	2014
Revenue	$927	$324
Cost of revenue	632	281
Gross profit	295	43
Gross margin	32%	13%
Operating expenses:
Selling, general and administrative	3,957	3,972
Research and development	2,590	1,676
Total operating expenses	6,547	5,648
Loss from operations	(6,252)	(5,605)
Other income, net	193	36
Income tax (expense) benefit	(2)	2,059
Loss from continuing operations	(6,061)	(3,510)
Discontinued operations
Income from discontinued operations	—	1,303
Income tax expense	—	(2,562)
Gain on sale of discontinued operations	—	25,630
Income from discontinued operations	—	24,371
Net (loss) income	(6,061)	20,861
Less: Net loss attributable to noncontrolling interest	(171)	—
Net (loss) income attributable to Astrotech Corporation	$(5,890)	$20,861

Revenue – Total revenue increased $603 thousand during the six months ended December 31, 2015, compared to the six months ended December 31, 2014. Of the revenue we generated during the first six months of fiscal year 2016, $685 thousand was associated with research-based subcontract agreements and $242 thousand was associated with space-grade handrail manufacturing sales, an opportunity borne from our legacy space business for which the Company has unique expertise and which usually only occur every 1-2 years. In the prior year. In the prior year, we had revenue of $324 thousand associated with the first and second phase of a subcontract agreement with Batelle on the NGCD program. The subcontract agreements provide revenue as deliverables are accepted which is normally every three to six months.

Gross Profit – Gross profit is comprised of revenue less cost of revenue. Cost of revenue is comprised of labor, materials, and overhead related to manufactured products and subcontract agreements. Gross profit increased $252 thousand during the six months ended December 31, 2015 compared to the six months ended December 31, 2014 due to the increase in revenue as described above. Also during the six months ended December 31, 2015, cost of revenues increased to $632 thousand from $281 thousand for the six months ended December 31, 2014.

Operating Expenses – Our operating expenses increased $899 thousand during the six months ended December 31, 2015 compared to the six months ended December 31, 2014. Significant changes to operating expenses included the following:

•
Selling, general and administrative expense decreased by $15 thousand primarily driven by allocation of expense to cost of revenues and lower legal expenses, partially offset by increased salary expense as we expanded 1st Detect operations during the six months ended December 31, 2015.

•
Research and development expense increased $914 thousand primarily driven by additional headcount as we continue to invest in improving our R&D capabilities at 1st Detect and Astral. In addition, Astral was created during the third quarter of fiscal year 2015, so no expenses attributable to Astral took place in the second quarter of fiscal year 2015.

Income Taxes on Continuing Operations – Our income tax benefit decreased $2.1 million due to the allocation method of taxes between continuing and discontinued operations in the prior fiscal year.

Discontinued Operations – Discontinued operations includes the reclassification of operations of the Company’s former ASO business unit for the six months ended December 31, 2014. There was no activity in discontinued operations for the six months ended December 31, 2015.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents (in thousands):

	Six Months Ended December 31,
	2015	2014	change
Cash flows from continuing operations:
Net cash used in operating activities	$(6,864)	$(4,158)	$(2,706)
Net cash provided by (used in) investing activities	6,796	(35,698)	42,494
Net cash used in financing activities	(117)	(2,568)	2,451
Net cash used in continuing operations	(185)	(42,424)	42,239

Cash flows from discontinued operations:
Net cash used in operating activities	—	(1,553)	1,553
Net cash provided by investing activities	—	52,591	(52,591)
Net cash used in financing activities	—	(5,655)	5,655
Net cash provided by discontinued operations	—	45,383	(45,383)

Net change in cash and cash equivalents	$(185)	$2,959	$(3,144)

Cash and Cash Equivalents and Short-Term Investments

As of December 31, 2015, we held cash and cash equivalents and short-term investments of $20.3 million, and our working capital was approximately $26.4 million. As of June 30, 2015, we had cash and cash equivalents and short-term investments of $25.5 million, and our working capital was approximately $30.2 million. Cash and cash equivalents and short-term investments decreased by approximately $5.2 million as of December 31, 2015, as compared to June 30, 2015, due to funding our normal operating activities.

Operating Activities

Net cash used in operating activities from continuing operations increased to $6.9 million for the six months ended December 31, 2015, compared to $4.2 million for the six months ended December 31, 2014, which was primarily the result of increased losses from operations of $2.6 million and an increase in other asset and liabilities of $0.6 million, partially offset by a $0.7 million reduction in accounts payable, a decrease in income tax payable of $0.6 million, and a $0.2 million reduction in stock-based compensation.

Investing Activities

Cash provided by investing activities from continuing operations increased $42.5 million for the six months ended December 31, 2015, compared to the six months ended December 31, 2014. In the current fiscal year, cash from the sale and maturity of investments has been used to fund continuing operations, whereas, in the prior fiscal year, these investments were being purchased.

Financing Activities

Cash used in financing activities from continuing operations decreased $2.5 million for the six months ended December 31, 2015, compared to the six months ended December 31, 2014. The decrease was primarily due to the payoff of equity funding from the State of Texas Emerging Technology Fund for $2.3 million during the six months ended December 31, 2014. This was partially offset by the $0.1 million used for shares of common stock that the Company repurchased during the six months ended December 31, 2015.

Discontinued Operations

There was no cash provided by or used in operating activities from discontinued operations during the six months ended December 31, 2015, compared to net cash used in operating activities from discontinued operations of $1.6 million for the six months ended December 31, 2014. The change was related to the sale of our former ASO business unit during the prior fiscal year.

There was no cash provided by or used in investing activities from discontinued operations during the six months ended December 31, 2015, compared to net cash provided by investing activities from discontinued operations of $52.6 million for the six months ended December 31, 2014, which was due to the sale of our former ASO business.

There was no cash provided by or used in financing activities from discontinued operations during the six months ended December 31, 2015, compared to net cash used in financing activities from discontinued operations of $5.7 million for the six months ended December 31, 2014. This decrease was related to the payoff of our term loan that was secured by the assets of our former ASO business unit, following the sale of the ASO business.

Liquidity

As of December 31, 2015, we had cash and cash equivalents, short-term investments, indemnity receivable, and long-term investments of $32.2 million, and our working capital was approximately $26.4 million, which includes an indemnity cash holdback receivable of $6.1 million being held in escrow as part of the sale of our ASO business. We expect the indemnity holdback will be released in full in February 2016. As of the date of this filing, there are no claims against the indemnity holdback amount that we are aware of.

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the need to acquire licenses to new technology, costs associated with increasing our manufacturing and development capabilities, costs associated with strategic acquisitions including integration costs and assumed liabilities, and the status of competitive products and potential costs associated with both protecting and defending our intellectual property. In addition, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2016. Factors that could affect our capital requirements, in addition to those listed above, include continued collections of accounts receivable consistent with our historical experience and our ability to manage product development efforts.

We believe we have sufficient liquidity to continue to fund our operating expenses, capital requirements, and other expected liquidity requirements during the next fiscal year.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2015, the Company established a full valuation allowance against all of its net deferred tax assets.

To the extent that a loss from continuing operations can be utilized to offset the income otherwise resulting from discontinued operations, it has been recognized as a tax benefit from continuing operations. To the extent that a loss or credit carryover can be utilized to offset the income from discontinued operations, it has been recognized as a tax benefit from discontinued operations.

For the three months ended December 31, 2015 and 2014, the Company incurred pre-tax losses from continuing operations in the amount of $2.6 million and $3.0 million, respectively. For the six months ended December 31, 2015 and 2014, the Company incurred pre-tax losses from continuing operations in the amount of $6.1 million and $5.6 million, respectively. The total effective tax rate for continuing operations was approximately 0% and 37% for the six months ended December 31, 2015 and 2014, respectively.

For the six months ended December 31, 2015 and 2014, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

FASB ASC 740, “Income Taxes” (“FASB ASC 740”) addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company has an unrecognized tax benefit of $0.1 million for the six months ended December 31, 2015 and 2014.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized; as such, the Company is subject to examination for the fiscal years ended 2000 through present for federal purposes and fiscal years ended 2006 through present for state purposes.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2015.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject to legal proceedings and business disputes involving ordinary routine legal matters and claims incidental to our business. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements or awards against us. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense. As of December 31, 2015, we are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 16, 2014, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $5 million of our outstanding common stock. On December 3, 2015, our Board of Directors authorized the extension of the share repurchase program through December 31, 2016. As of December 31, 2015, we had repurchased approximately $0.5 million worth of Astrotech Corporation common stock as part of the current share buyback program. No shares were repurchased in the second quarter of the current fiscal year. To date, we have approximately $2.8 million worth of Astrotech stock in treasury stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description	Incorporation by Reference

3.1	Amended and Restated Bylaws of Astrotech Corporation	Filed herewith.

4.1	Astrotech Corporation amended and restated 2008 Stock Incentive Plan	Incorporated by reference from the Company’s Form 8-K filed on August 11, 2015.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.	Filed herewith.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended December 31, 2015, formatted in eXtensible Business Reporting Language: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Notes to Unaudited Condensed Consolidated Financial Statements.(1)
Filed herewith.

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

Astrotech Corporation

Date: February 10, 2016	/s/ Eric Stober
Eric Stober
Chief Financial Officer