Form 10-Q
period 2016-03-31
ASTROTECH Corp
filed 2016-05-11
CIK 1001907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No☑
As of May 5, 2016, the number of shares of the registrant’s common stock outstanding was: 20,647,278.

ASTROTECH CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2016	June 30, 2015

Assets
Current assets
Cash and cash equivalents	$6,073	$2,330
Short-term investments	17,658	23,161
Accounts receivable, net of allowance	314	198
Inventory	1,536	509
Indemnity receivable	—	6,100
Prepaid expenses and other current assets	470	296
Total current assets	26,051	32,594
Property and equipment, net	3,554	3,108
Long-term investments	4,304	8,516
Total assets	$33,909	$44,218

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$296	$398
Accrued liabilities and other	1,517	1,801
Income tax payable	—	190
Total current liabilities	1,813	2,389
Other liabilities	113	101
Total liabilities	1,926	2,490

Commitments and contingencies (Note 15)

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 shares authorized; no shares issued and outstanding, at March 31, 2016 and June 30, 2015	—	—
Common stock, no par value, 75,000,000 shares authorized; 21,776,381 and 21,864,548 shares issued at March 31, 2016 and June 30, 2015, respectively; 20,612,506 and 20,743,973 shares outstanding at March 31, 2016 and June 30, 2015, respectively	189,164	189,007
Treasury stock, 1,163,875 and 1,120,575 shares at cost at March 31, 2016 and June 30, 2015, respectively	(2,789)	(2,672)
Additional paid-in capital	1,420	1,139
Accumulated deficit	(155,654)	(146,022)
Accumulated other comprehensive loss	(189)	(23)
Equity attributable to stockholders of Astrotech Corporation	31,952	41,429
Noncontrolling interest	31	299
Total stockholders’ equity	31,983	41,728
Total liabilities and stockholders’ equity	$33,909	$44,218

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Revenue	$196	$12	$1,123	$336
Cost of revenue	354	—	986	281
Gross (loss) profit	(158)	12	137	55
Operating expenses:
Selling, general and administrative	1,875	1,681	5,832	5,653
Research and development	1,903	659	4,493	2,335
Total operating expenses	3,778	2,340	10,325	7,988
Loss from operations	(3,936)	(2,328)	(10,188)	(7,933)
Interest and other expense, net	86	76	279	112
Loss from continuing operations before income taxes	(3,850)	(2,252)	(9,909)	(7,821)
Income tax benefit	11	894	9	2,953
Loss from continuing operations	(3,839)	(1,358)	(9,900)	(4,868)
Discontinued operations (Note 3)
Income from discontinued operations	—	—	—	1,303
Income tax expense	—	(753)	—	(3,315)
Gain on sale of discontinued operations	—	—	—	25,630
(Loss) income from discontinued operations	—	(753)	—	23,618
Net (loss) income	(3,839)	(2,111)	(9,900)	18,750
Less: Net loss attributable to noncontrolling interest	(97)	(11)	(268)	(11)
Net (loss) income attributable to Astrotech Corporation	(3,742)	(2,100)	(9,632)	18,761
Less: Deemed dividend to State of Texas	—	—	—	531
Net (loss) income attributable to common stockholders	$(3,742)	$(2,100)	$(9,632)	$18,230

Amounts attributable to Astrotech Corporation:
Loss from continuing operations, net of tax	$(3,742)	$(1,347)	$(9,632)	$(4,857)
(Loss) income from discontinued operations, net of tax	—	(753)	—	23,618
Net (loss) income attributable to Astrotech Corporation	$(3,742)	$(2,100)	$(9,632)	$18,761

Weighted average common shares outstanding:
Basic	20,636	19,497	20,681	19,561

Basic net (loss) income per common share:
Net loss attributable to Astrotech Corporation from continuing operations	$(0.18)	$(0.07)	$(0.47)	$(0.28)
Net (loss) income from discontinued operations	—	(0.04)	—	1.21
Net (loss) income attributable to Astrotech Corporation	$(0.18)	$(0.11)	$(0.47)	$0.93

Other comprehensive income, net of tax:
Available-for-sale securities:
Net unrealized gain (loss), net of tax (expense) benefit of ($10), ($5), $63, and ($5)	$18	$8	$(117)	$8
Reclassification adjustment for realized losses included in net (loss) income, net of taxes of $0, $0, $5, and $0	—	—	9	—
Total comprehensive (loss) income	$(3,724)	$(2,092)	$(9,740)	$18,769

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(9,900)	$18,761
Less: Income from discontinued operations	—	(23,618)
Net loss from continuing operations	(9,900)	(4,857)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation	422	58
Amortization	54	—
Depreciation	351	229
Changes in assets and liabilities:
Accounts receivable	(116)	(36)
Accounts payable	(102)	(534)
Other assets and liabilities	(1,473)	52
Income taxes payable	(190)	244
Net cash used in operating activities-continuing operations	(10,954)	(4,844)
Net cash used in operating activities-discontinued operations	—	(2,307)
Net cash used in operating activities	(10,954)	(7,151)

Cash flows from investing activities:
Purchase of short-term investments	—	(33,201)
Sale of available-for-sale investments	4,315	—
Maturities of held-to-maturity securities	5,180	—
Purchases of property and equipment	(797)	(1,755)
Net cash provided by (used in) investing activities-continuing operations	8,698	(34,956)
Net cash provided by investing activities-discontinued operations	6,100	53,189
Net cash provided by investing activities	14,798	18,233

Cash flows from financing activities:
Repayment of State of Texas funding, including deemed dividend	—	(2,331)
Payments for shares bought back	(117)	(538)
Minority interest investment in subsidiary	—	165
Proceeds from exercise of stock options	16	112
Net cash used in financing activities-continuing operations	(101)	(2,592)
Net cash used in financing activities-discontinued operations	—	(5,655)
Net cash used in financing activities	(101)	(8,247)

Net change in cash and cash equivalents	3,743	2,835
Cash and cash equivalents at beginning of period	2,330	3,831
Cash and cash equivalents at end of period	$6,073	$6,666

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$63
Income taxes paid	$198	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) General Information

Description of the Company – Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us,” or “our”), a Washington corporation organized in 1984 with headquarters in Austin, Texas, is an innovative science and technology development and commercialization company that invents, acquires, and commercializes technological innovations sourced from research institutions, laboratories, universities, and internally, and then funds, manages, and builds start-up companies for profitable divestiture to market leaders to maximize shareholder value.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by Astrotech Corporation in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

Accounting Pronouncements – In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The amendments in ASU 2015-17 eliminate the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in this ASU are effective for public companies for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company believes that this ASU will not have a material effect on its financial statements. We will adopt this ASU in fiscal year 2017.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements”, and as such these investments may be measured at cost. ASU 2016-01 will be effective for the Company’s fiscal year beginning July 1, 2018 and subsequent interim periods. The adoption of ASU 2016-01 is not expected to have an impact on our financial statements. We will adopt this ASU in fiscal year 2019.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is assessing the impact the adoption of ASU 2016-02 will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December

15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company decided to early adopt this guideline as of the beginning of the current fiscal year. It did not have a material impact on the Company’s financial statements.

Our Business Unit - Astro Scientific

Astro Scientific is a technology incubator designed to commercialize innovative technologies. Astro Scientific is currently pursuing three distinct opportunities:

1st Detect - 1st Detect develops, manufactures, and sells chemical analyzers for use in the airport security, military, food and beverage, semiconductor, pharmaceutical, research, and environmental markets. Our chemical analyzers can identify chemicals with more accuracy and precision than competing analyzers given their extreme sensitivity and specificity. By leveraging a concept from Oak Ridge National Laboratory and a preliminary design initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station, the Company has developed a chemical analyzer that enables real time analytics that we believe to be significantly smaller, lighter, faster, and less expensive than competing analyzers.

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

In addition, the majority of revenue in 1st Detect comes from working as a subcontractor on government contracts. The Company works with prime contractors in adapting our technology to be used in enhancing the government’s detection capabilities for a variety of applications.

Astrogenetix - Astrogenetix is a biotechnology company that is applying a fast-track on-orbit discovery platform using the International Space Station to develop vaccines and other therapeutics. NASA has engaged the Center for Vaccine Development at the University of Maryland (“UMD”), one of the leading vaccinology institutions in the world, to research the application of a vaccine for Salmonella. NASA is providing much of the necessary funding for the research conducted by UMD, meaning little investment is required of Astrogenetix. We have negotiated a Space Act Agreement with NASA for a minimum of twenty-eight additional space flights following the successful filing of the IND application for Salmonella.

Astral Images - Astral Images Corp. (“Astral”) was created to commercialize decades of image enhancement research. Astral sells film-to-digital conversion, image enhancement, and defect removal and color correction software, providing economically feasible conversion of television and feature 35mm and 16mm films to the new 4K ultra-high definition (“UHD”), high-dynamic range (“HDR”) format, the standard necessary for the new generation of digital distribution. Due to a significant shift in the film scanning industry, most film assets will need to go through an upgrade to 4K to remain relevant for over-the-top distribution (Netflix, Hulu, etc.) as television manufacturers sell more 4K UHD televisions and consumer demand for such content accelerates. Astral is positioned to be a leader in digital conversion and repair of feature films, film based television series, sporting events shot on film, film libraries, film archives, and consumer media.

(2) Investments

We use specific identification when determining realized gains and losses on our available-for-sale and held-to-maturity securities. The following tables summarize unrealized gains and losses related to our investments:

Available-for-Sale	March 31, 2016
(In thousands)	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$12,908	$—	$(189)	$12,719
Total	$12,908	$—	$(189)	$12,719

	June 30, 2015
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$17,250	$6	$(29)	$17,227
Total	$17,250	$6	$(29)	$17,227

For information on the unrealized holding losses on available-for-sale investments reclassified out of accumulated other comprehensive (loss) income into the consolidated statements of income, see “Note 10: Other Comprehensive (Loss) Income.”

Held-to-Maturity	March 31, 2016
(In thousands)	Carrying	Unrealized	Unrealized	Fair
	Value	Gain	Loss	Value
Fixed Income Bonds	$3,510	$5	$(14)	$3,501
Time Deposits	5,733	5	—	5,738
Total	$9,243	$10	$(14)	$9,239

	June 30, 2015
	Carrying	Unrealized	Unrealized	Fair
	Value	Gain	Loss	Value
Fixed Income Bonds	$3,526	$—	$(32)	$3,494
Time Deposits	10,924	11	(5)	10,930
Total	$14,450	$11	$(37)	$14,424

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

The following table presents the carrying amounts of certain financial instruments as of March 31, 2016 and June 30, 2015:

	Carrying Value
	Short-Term Investments		Long-Term Investments
(In thousands)	March 31, 2016	June 30, 2015	March 31, 2016	June 30, 2015
Mutual Funds - Corporate & Government Debt	$12,719	$17,227	$—	$—
Time deposits
Maturities from 1-90 days	747	1,496	—	—
Maturities from 91-360 days	3,939	4,438	—	—
Maturities over 360 days	—	—	1,047	4,990
Fixed Income Bonds
Maturities less than 1 year	253	—	—	—
Maturities from 1-3 years	—	—	3,257	2,073
Maturities from 3-5 years	—	—	—	1,453
Total	$17,658	$23,161	$4,304	$8,516

(3) Discontinued Operations & Gain on the Sale of the ASO Business Unit

In August 2014, the Company completed the sale of substantially all of its assets used in the Company’s former Astrotech Space Operations (“ASO”) business unit (the “Asset Sale”) to Lockheed Martin Corporation (the “Buyer”) for an agreed-upon sales price of $61.0 million, less a working capital adjustment. The net sales price was $59.3 million, which included a working capital adjustment of $1.7 million and an indemnity holdback of $6.1 million. As of March 31, 2016, the Company has received the full net sales price in cash of $59.3 million. The indemnity holdback was being held in escrow under the terms of an escrow agreement until February 2016 (the 18-month anniversary of the consummation of the transaction). 100% of the indemnity holdback was released on February 25, 2016 and no further claims may be made. The ASO business consisted of (i) ownership, operation, and maintenance of spacecraft processing facilities in Titusville, Florida and Vandenberg Air Force Base, California (“VAFB”); (ii) supporting government and commercial customers processing complex communication, earth observation, and deep space satellite launches; (iii) designing and building spacecraft processing equipment and facilities; and (iv) providing propellant services including designing, building, and testing propellant service equipment for fueling spacecraft.

Additionally, as part of the Asset Sale, the Company used a portion of the proceeds to pay off the outstanding balance of its term loan of $5.7 million, which was secured by certain assets of the ASO business. As such, 100% of the interest expense on the debt was allocated to discontinued operations in the amount of $62 thousand for the nine months ended March 31, 2015.

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

Even though we were a party to a transition services agreement that expired on August 22, 2015, we have determined that the continuing cash flows generated by this agreement did not constitute significant continuing involvement in the operations of our former ASO business. As such, the operating results and cash flows related to our former ASO business have been separately reflected as discontinued operations for the quarter and nine months ended March 31, 2015.

The following table provides a reconciliation of the major components of income of our former ASO business to the amounts reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Major line items constituting income of discontinued operations
Revenue	$—	$—	$—	$2,807
Cost of revenue	—	—	—	(1,313)
Selling, general and administrative	—	—	—	(128)
Other expense, net	—	—	—	(63)
Gain on sale of discontinued operations (1)	—	—	—	25,630
Income tax expense	—	(753)	—	(3,315)
Gain on discontinued operations	$—	$(753)	$—	$23,618

1.	An adjustment of $194 thousand was made during the fourth quarter of fiscal year 2015.

(4) Inventory

The following table summarizes the components of our inventory balances:

(Dollars in thousands)	March 31, 2016	June 30, 2015
Raw materials	$385	$245
Work in process	1,097	30
Finished goods	54	234
Total inventory	$1,536	$509

(5) Noncontrolling Interest

During the third quarter of 2015, Astral was created in conjunction with a noncontrolling interest, resulting in Astrotech owning 72% of Astral; currently, the Company owns 88% of Astral. The Company applies noncontrolling interest accounting, which requires us to clearly identify the noncontrolling interest in the condensed consolidated balance sheets and condensed consolidated statements of operations. We disclose three measures of net income (loss): net income (loss), net income (loss) attributable to noncontrolling interest, and net income (loss) attributable to Astrotech Corporation. Our operating cash flows in our condensed consolidated statements of cash flows reflect net income (loss) while our basic and diluted net income (loss) per share calculations reflect net income (loss) attributable to Astrotech Corporation.

The following table breaks down the changes in Stockholders’ Equity for the fiscal year 2016 (in thousands):

	Astrotech Corp Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
Balance at June 30, 2015	$41,429	$299	$41,728
Stock based compensation	422	—	422
Exercise of stock options	16	—	16
Shares repurchases	(117)	—	(117)
Net change in available-for-sale securities	(166)	—	(166)
Net loss attributable to Astrotech Corporation	(9,632)	—	(9,632)
Net loss attributable to noncontrolling interest	—	(268)	(268)
Balance at March 31, 2016	$31,952	$31	$31,983

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Numerator:
Amounts attributable to Astrotech Corporation, basic and diluted:
Loss from continuing operations before income taxes	$(3,850)	$(2,252)	$(9,909)	$(7,821)
Income tax benefit	11	894	9	2,953
Loss from continuing operations, net of tax	(3,839)	(1,358)	(9,900)	(4,868)
Less: Net loss attributable to noncontrolling interest	(97)	(11)	(268)	(11)
(Loss) income from discontinued operations, net of tax	—	(753)	—	23,618
Net (loss) income attributable to Astrotech Corporation	(3,742)	(2,100)	(9,632)	18,761
Less: State of Texas deemed dividend (Note 12)	—	—	—	531
Net (loss) income attributable to Astrotech Corporation applicable to common shareholders	$(3,742)	$(2,100)	$(9,632)	$18,230
Denominator:
Denominator for basic and diluted net (loss) income per share attributable to Astrotech Corporation — weighted average common stock outstanding	20,636	19,497	20,681	19,561
Basic and diluted net (loss) income per common share:
Net loss attributable to Astrotech Corporation from continuing operations	$(0.18)	$(0.07)	$(0.48)	$(0.25)
Net (loss) income from discontinued operations	—	(0.04)	—	1.21
Net (loss) income attributable to Astrotech Corporation applicable to common shareholders	$(0.18)	$(0.11)	$(0.48)	$0.96

Options to purchase 957,750 shares of common stock at exercise prices ranging from $0.32 to $3.20 per share outstanding for the nine months ended March 31, 2016 were not included in diluted net loss per share, as the inclusion of the potential common shares would have had an anti-dilutive effect on the loss from continuing operations.

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

The Company analyzes the multiple element arrangements based on the guidance in ASC Topic 605-25, “Revenue Recognition - Multiple Element Arrangements” (“ASC 605-25”). Pursuant to the guidance in ASC 605-25, the Company evaluates multiple element arrangements to determine (i) the deliverables included in the arrangement and (ii) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separate from other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially within control of the Company.

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

(8) Debt

In October 2010, our former ASO business entered into a financing facility with a commercial bank providing a $7.0 million term loan and a $3.0 million revolving credit facility. The $7.0 million term loan was matured in October 2015 and the $3.0 million revolving credit facility expired in October 2012. The bank financing facilities were secured by the assets of our former ASO business, including accounts receivable, and required us to comply with designated covenants. On August 22, 2014, the Company used a portion of the proceeds from the Asset Sale to pay off the outstanding balance of its term loan of $5.7 million which is reported in the statement of cash flows as discontinued operations. The Company has no outstanding debt as of March 31, 2016 or June 30, 2015.

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of March 31, 2016 and June 30, 2015:

	March 31, 2016
	Carrying	Fair Value Measured Using			Fair
(in thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$12,719	$12,719	$—	$—	$12,719
Held-to-Maturity Securities
Bonds: 0-1 year	253	—	251	—	251
Bonds: 1-3 years	3,257	—	3,250	—	3,250
Bonds: 3-5 years	—	—	—	—	—
Time deposits: 1-90 days	747	—	747	—	747
Time deposits: 91-360 days	3,939	—	3,943	—	3,943
Time deposits: over 360 days	1,047	—	1,048	—	1,048
Total	$21,962	$12,719	$9,239	$—	$21,958

	June 30, 2015
	Carrying	Fair Value Measured Using			Fair
(in thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$17,227	$17,227	$—	$—	$17,227
Held-to-Maturity Securities
Bonds: 1-3 years	2,073	—	2,057	—	2,057
Bonds: 3-5 years	1,453	—	1,438	—	1,438
Time deposits: 1-90 days	1,496	—	1,496	—	1,496
Time deposits: 91-360 days	4,438	—	4,440	—	4,440
Time deposits: over 360 days	4,990	—	4,993	—	4,993
Total	$31,677	$17,227	$14,424	$—	$31,651

The value of our available-for-sale investments is based on pricing from third-party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs). Our held-to-maturity investments are recorded at amortized costs, as management’s intent is to hold such investments until maturity. The fair value of our held-to-maturity investments with maturities less than 90 days is considered the amortized value; the fair value measurements used for bonds and time deposits with maturities greater than 90 days is considered Level 2 and uses pricing from third-party pricing vendors who use quoted prices for identical or similar securities in both active and inactive markets.

(10) Other Comprehensive (Loss) Income

Changes in the balances of each component included in accumulated other comprehensive (loss) income (“accumulated OCI”) for the nine months ended March 31, 2016, are presented below (amounts are pre-tax).

(In thousands)	Accumulated Other Comprehensive (Loss) Income
Unrealized Gain in Mutual Fund Investments
Balance at June 30, 2015	$(23)
Current period change in other comprehensive (loss) income before reclassifications	(166)
Reclassification to net (loss) income for realized losses	—
Balance at March 31, 2016	$(189)

(11) Business Risk and Credit Risk Concentration Involving Cash

For the current fiscal year 2016, the Company has three customers that together comprise 100% of the Company’s revenue. All of the Company’s revenue during fiscal year 2015 came from one customer. The following tables summarize the concentrations of sales and accounts receivable percentages for our three customers:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	Percentage of Total Sales	Percentage of Total Sales
Battelle Memorial Institute	11%	100%
Smiths Detection Inc.	89%	—%
A Japanese Aerospace Company	—%	—%
Total	100%	100%

	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015
	Percentage of Total Sales	Percentage of Total Sales
Battelle Memorial Institute	59%	100%
Smiths Detection Inc.	20%	—%
A Japanese Aerospace Company	21%	—%
Total	100%	100%

	March 31, 2016	June 30, 2015
	Percentage of Total A/R	Percentage of Total A/R
Battelle Memorial Institute	—%	—%
Smiths Detection Inc.	79%	—%
A Japanese Aerospace Company	—%	—%
Total	79%	—%

As of June 30, 2015, no customer comprised a material amount of accounts receivable.

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation (“FDIC”) of $250,000 per depositor. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what we believe to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(12) State of Texas Funding

In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to provide mass spectrometry analytics in real time for explosive device detection in airports and the battlefield, industrial quality and process control, environmental field applications, and laboratory research. In exchange for the award, 1st Detect granted a common stock purchase right and a note payable to the State of Texas. The economic substance of the transaction was that the State of Texas had purchased shares of 1st Detect in exchange for the granted award. The note, which was treated economically as purchased shares and reflected in the equity section of the condensed consolidated balance sheet, equaled the disbursements to 1st Detect to date and accrued interest at 8% per year. On August 28, 2014, 1st Detect settled the funding and common stock repurchase right with a payment of $2.3 million. The Company has accounted for the difference between the $2.3 million paid and the $1.8 million received as a deemed dividend in its calculation of earnings per share (see Note 6: Net Income (Loss) per Share).

(13) Common Stock Incentive, Stock Purchase Plans, and Other Compensation Plans

Stock Option Activity Summary

The Company’s stock option activity for the nine months ended March 31, 2016 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2015	1,127,750	$1.53
Granted	170,000	1.50
Exercised	(16,000)	1.09
Canceled or expired	(324,000)	2.56
Outstanding at March 31, 2016	957,750	$1.18

The aggregate intrinsic value of options exercisable at March 31, 2016 was $0.6 million as the fair value of the Company’s common stock is more than the exercise prices of these options. The aggregate fair value of all options outstanding at March 31, 2016 was $0.9 million.

The table below details the Company’s stock options outstanding as of March 31, 2016:

Range of exercise prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Options Exercisable Weighted- Average Exercise Price
$0.32 – 0.71	432,750	4.40	$0.60	432,705	$0.60
$1.20 – 1.50	430,000	7.78	1.32	430,000	1.32
$3.20 – 3.20	95,000	9.02	3.20	—	—
$0.32 – 3.20	957,750	6.38	$1.18	862,705	$0.86

Compensation costs recognized related to stock option awards were $190 thousand and $9 thousand for the three months ended March 31, 2016 and 2015, respectively, and $265 thousand and $58 thousand for the nine months ended March 31, 2016 and 2015, respectively.

Restricted Stock

No restricted stock was granted, vested, or expired during the nine months ended March 31, 2016. 104,167 shares of restricted stock were canceled during the nine months ended March 31, 2016. Stock compensation expense related to restricted stock was $(21) thousand and $0 for the three months ended March 31, 2016 and 2015, respectively, and $157 thousand and $0 for the nine months ended March 31, 2016 and 2015, respectively.

Treasury Stock

On December 12, 2014, the Board of Directors amended the stock repurchase program to allow for the repurchase of up to $5 million more treasury shares until December 31, 2015. On December 3, 2015, our Board of Directors authorized the extension of the share repurchase program through December 31, 2016.

Treasury share repurchases for the nine months ended March 31, 2016 were 43 thousand shares at a cost of $117 thousand. During the nine months ended March 31, 2015, the Company repurchased 213 thousand shares at a cost of $538 thousand. As of March 31, 2016, we have repurchased a total of 1.2 million shares at a cost of $2.8 million.

(14) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of March 31, 2016, the Company established a full valuation allowance against all of its net deferred tax assets.

To the extent that a loss from continuing operations can be utilized to offset the income otherwise resulting from discontinued operations, it has been recognized as a tax benefit from continuing operations. To the extent that a loss or credit carryover can be utilized to offset the income from discontinued operations, it has been recognized as a tax benefit from discontinued operations.

For the three months ended March 31, 2016 and 2015, the Company incurred pre-tax losses from continuing operations in the amount of $3.9 million and $2.3 million, respectively. For the nine months ended March 31, 2016 and 2015, the Company incurred pre-tax losses from continuing operations in the amount of $9.9 million and $7.8 million, respectively. The total effective tax rate for continuing operations was approximately 0% and 38% for the nine months ended March 31, 2016 and 2015, respectively.

For the nine months ended March 31, 2016, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

FASB ASC 740, “Income Taxes” (“FASB ASC 740”) addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company has an unrecognized tax benefit of $0.1 million for the nine months ended March 31, 2016 and 2015.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized; as such, the Company is subject to examination for the fiscal years ended 2000 through present for federal purposes and fiscal years ended 2006 through present for state purposes. The reason for this extended examination period is due to the utilization of the loss carryovers generated by the sale of our ASO business unit in fiscal year 2015.

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

Business Overview

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us,” or “our”), a Washington corporation organized in 1984 with headquarters in Austin, Texas, is an innovative science and technology development and commercialization company that invents, acquires, and commercializes technological innovations sourced from research institutions, laboratories, universities, and internally, and then funds, manages, and builds start-up companies for profitable divestiture to market leaders to maximize shareholder value.

Our efforts are focused on the following:

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

Our Business Unit

Astro Scientific

Astro Scientific is a technology incubator designed to commercialize innovative technologies. Astro Scientific is currently pursuing three distinct opportunities:

1st Detect - 1st Detect develops, manufactures, and sells chemical analyzers for use in the airport security, military, food and beverage, semiconductor, pharmaceutical, research, and environmental markets. Our chemical analyzers can identify chemicals with more accuracy and precision than competing analyzers given their extreme sensitivity and specificity. By leveraging a concept from Oak Ridge National Laboratory and a preliminary design initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station, the Company has developed a series of analyzers that enable real time analytics that we believe to be significantly smaller, lighter, faster, and less expensive than competing analyzers.

Our efforts have resulted in a technology that has been or may be deployed in the following areas:

•
Explosive device detection in airports - we believe our analyzers function at a level of specificity significantly exceeding the current generation of screening devices in airports, meaning significantly fewer false alarms and a higher probability of threat detection. Our solution also has better resolution, translating into the detection of a broader range of compounds, whereas the current technology is only able to detect a small number of traditional explosives. We recently announced that 1st Detect has partnered with Smiths Detection, the leading provider of the current generation of screening devices in airports, to develop next generation explosive trace detection (“ETD”) systems for the Department of Homeland Security Science and Technology Directorate (“DHS S&T”) using 1st Detect’s breakthrough chemical analyzer technology.

•
Military - our technology is extremely sensitive, so we believe we can detect chemical warfare agents in much lower concentrations than incumbent technologies. The high level of specificity of our instrumentation not only improves detection of traditional threats, but also detects next generation chemical agents not easily detectable by current instrumentation. We expect that our products will be used to verify decontamination of previously contaminated sites, to positively identify a suspect compound following an alarm on a less sophisticated instrument, and to evaluate a blast site for the type of explosive used. 1st Detect has partnered with Battelle and was awarded a competitive prototype contract for the Next Generation Chemical Detector (“NGCD”) program of the Department of Defense Joint Program Executive Office for Chemical and Biological Defense (“JPEO-CBD”) to develop our technology for use with the military.

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

•
OEM-1000 - the OEM-1000 is an original equipment manufacturer (“OEM”) component that drives the MMS-1000™. It is designed to be integrated into customers’ packaging and enclosures and is well suited to be integrated with application specific sampling or separation technology. Variants of the OEM-1000 have been selected by Battelle and Smiths Detection for integration with their ancillary instrumentation.

•
iONTRAC - the iONTRAC is a process analyzer utilizing an enhanced version of our core mass spectrometer technology, which includes the addition and integration of gas chromatography and continuous 24/7 operational features. The iONTRAC provides real-time in-situ monitoring of industrial processes and we are targeting customers in food and beverage manufacturing, critical infrastructure protection, and semiconductor clean-room environmental monitoring. The instrument is designed to autonomously monitor processes and to provide reports using industry standard factory management system (“FMS”) infrastructure.

Astrogenetix - Astrogenetix is a biotechnology company that is applying a fast-track on-orbit discovery platform using the International Space Station to develop vaccines and other therapeutics. NASA has engaged the Center for Vaccine Development at the University of Maryland (“UMD”), one of the leading vaccinology institutions in the world, to research the application of a vaccine for Salmonella. NASA is providing much of the necessary funding for the research conducted by UMD, meaning little investment is required of Astrogenetix. We have negotiated a Space Act Agreement with NASA for a minimum of twenty-eight additional space flights following the successful filing of the IND application for Salmonella.

Astral Images - Astral Images Corp. (“Astral”) sells film-to-digital conversion, image enhancement, and defect removal and color correction software, providing economically feasible conversion of television and feature 35mm and 16mm films to the new 4K UHD, HDR format, the standard necessary for the new generation of digital distribution. Due to a significant shift in the film scanning industry, most film assets will need to go through an upgrade to 4K to remain relevant for over-the-top distribution (Netflix, Hulu, etc.) as television manufacturers sell more 4K UHD televisions and consumer demand for such content accelerates. Astral is positioned to be a leader in digital conversion and repair of feature films, film based television series, sporting events shot on film, film libraries, film archives, and consumer media.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are reviewed periodically. Actual results may differ from these estimates under different assumptions or conditions.

Management believes there have been no significant changes during the nine months ended March 31, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K. Management early adopted Accounting Standards Update 2016-09, “Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting,” which did not have a material impact to our financial statements.

Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015:

Selected consolidated financial data for the quarter ended March 31, 2016 and 2015 is as follows (in thousands):

	Quarter Ended March 31,
	2016	2015
Revenue	$196	$12
Cost of revenue	354	—
Gross (loss) profit	(158)	12
Gross margin	(81)%	100%
Operating expenses:
Selling, general and administrative	1,875	1,681
Research and development	1,903	659
Total operating expenses	3,778	2,340
Loss from operations	(3,936)	(2,328)
Interest and other expense, net	86	76
Income tax benefit	11	894
Loss from continuing operations	(3,839)	(1,358)
Discontinued operations
Income tax expense	—	(753)
Loss from discontinued operations	—	(753)
Net loss	(3,839)	(2,111)
Less: Net loss attributable to noncontrolling interest	(97)	(11)
Net loss attributable to Astrotech Corporation	$(3,742)	$(2,100)

Revenue – Total revenue increased $184 thousand during the third quarter of fiscal 2016, compared to the third quarter of fiscal 2015. All of the revenue we generated in the third quarter of fiscal 2016 was associated with research-based, fixed-price, government-related subcontract agreements. In the prior year, we had revenue of $12 thousand associated with the first phase of a subcontract agreement with Battelle. We expect to receive future revenues from these research-based, fixed-price, government-related subcontract agreements.

Gross (Loss) Profit – Gross (loss) profit is comprised of revenue less cost of revenue. Cost of revenue is comprised of labor, materials, and overhead related to products manufactured for the subcontract agreements. During the third quarter of fiscal 2016, cost of revenues increased to $354 thousand from $0 thousand in the third quarter of fiscal 2015. Also, gross profit decreased $170 thousand during the third quarter of fiscal 2016, compared to the third quarter of fiscal 2015 due to the increase in cost of revenue as described above. Gross profit was negative for the quarter given the timing of certain deliverables, but the gross profit for the Battelle project as a whole remains positive.

Operating Expenses – Operating expenses increased $1.4 million during the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. Significant changes to operating expenses included the following:

•
Selling, general and administrative expense increased by $194 thousand primarily driven by additional headcount in our sales department and equity compensation granted during the third quarter of fiscal 2016, partially offset by a decrease in legal expenses.

•	Research and development expense increased $1.2 million primarily driven by additional headcount as we continue to invest in the development of our technologies at 1st Detect and Astral.

Income Taxes on Continuing Operations – Income tax benefit decreased $883 thousand due to the requirements outlined in FASB ASC 740, “Income Taxes” (“FASB ASC 740”). The realization of tax benefits depends on the existence of future taxable income. Pursuant to FASB ASC 740, a valuation allowance has been established to reduce the deferred tax assets to the amounts that are more likely than not to be realized. In fiscal year 2015, tax benefits from continuing operations were offset by tax expense generated from discontinued operations.

Discontinued Operations – Discontinued operations includes the reclassification of operations of the Company’s former Astrotech Space Operations (“ASO”) business unit for the three months ended March 31, 2015. There was no activity in discontinued operations for the three months ended March 31, 2016.

Nine months ended March 31, 2016 compared to nine months ended March 31, 2015:

Selected consolidated financial data for the nine months ended March 31, 2016 and 2015 is as follows (in thousands):

	Nine Months Ended March 31,
	2016	2015
Revenue	$1,123	$336
Cost of revenue	986	281
Gross profit	137	55
Gross margin	12%	16%
Operating expenses:
Selling, general and administrative	5,832	5,653
Research and development	4,493	2,335
Total operating expenses	10,325	7,988
Loss from operations	(10,188)	(7,933)
Other income, net	279	112
Income tax (expense) benefit	9	2,953
Loss from continuing operations	(9,900)	(4,868)
Discontinued operations
Income from discontinued operations	—	1,303
Income tax expense	—	(3,315)
Gain on sale of discontinued operations	—	25,630
Income from discontinued operations	—	23,618
Net (loss) income	(9,900)	18,750
Less: Net loss attributable to noncontrolling interest	(268)	(11)
Net (loss) income attributable to Astrotech Corporation	$(9,632)	$18,761

Revenue – Total revenue increased $787 thousand during the nine months ended March 31, 2016, compared to the nine months ended March 31, 2015. Of the revenue we generated during the first nine months of fiscal year 2016, $881 thousand was associated with research-based, fixed-price, government-related subcontract agreements and $242 thousand was associated with space-grade handrail manufacturing sales, an opportunity borne from our legacy space business for which the Company has unique expertise. In the prior year, we had revenue of $336 thousand associated with the first and second phase of a subcontract agreement with Battelle. We continue to book any unit sales as an offset to research and development expense until we convert to full production.

Gross Profit – Gross profit is comprised of revenue less cost of revenue. Cost of revenue is comprised of labor, materials, and overhead related to products manufactured for the subcontract agreements. Gross profit increased $82 thousand during the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 due to the increase in revenue as described above. Also during the nine months ended March 31, 2016, cost of revenues increased to $986 thousand from $281 thousand for the nine months ended March 31, 2015. The cost of revenues increase was caused by the intensive labor effort required for the Battelle subcontract.

Operating Expenses – Operating expenses increased $2.3 million during the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015. Significant changes to operating expenses included the following:

•
Selling, general and administrative expense increased by $179 thousand primarily driven by increased salary expense as we expanded 1st Detect operations during the nine months ended March 31, 2016, partially offset by allocation of expense to cost of revenues and lower legal expenses.

•	Research and development expense increased $2.2 million primarily driven by additional headcount as we continue to invest in the development of our technologies at 1st Detect and Astral.

Income Taxes on Continuing Operations – Income tax benefit decreased $2.9 million due to the requirements outlined in FASB ASC 740. The realization of tax benefits depends on the existence of future taxable income. Pursuant to FASB ASC 740, a valuation allowance has been established to reduce the deferred tax assets to the amounts that are more likely than not to be realized. In fiscal year 2015, tax benefits from continuing operations were offset by tax expense generated from discontinued operations.

Discontinued Operations – Discontinued operations includes the reclassification of operations of the Company’s former ASO business unit for the nine months ended March 31, 2015. There was no activity in discontinued operations for the nine months ended March 31, 2016.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents (in thousands):

	Nine Months Ended March 31,
	2016	2015	change
Cash flows from continuing operations:
Net cash used in operating activities	$(10,954)	$(4,844)	$(6,110)
Net cash provided by (used in) investing activities	8,698	(34,956)	43,654
Net cash used in financing activities	(101)	(2,592)	2,491
Net cash used in continuing operations	(2,357)	(42,392)	40,035

Cash flows from discontinued operations:
Net cash used in operating activities	—	(2,307)	2,307
Net cash provided by investing activities	6,100	53,189	(47,089)
Net cash used in financing activities	—	(5,655)	5,655
Net cash provided by discontinued operations	6,100	45,227	(39,127)

Net change in cash and cash equivalents	$3,743	$2,835	$908

Cash and Cash Equivalents and Short-Term Investments

As of March 31, 2016, we held cash and cash equivalents and short-term investments of $23.7 million, and our working capital was approximately $24.2 million. As of June 30, 2015, we had cash and cash equivalents and short-term investments of $25.5 million, and our working capital was approximately $30.2 million. Cash and cash equivalents and short-term investments decreased by approximately $1.8 million as of March 31, 2016, as compared to June 30, 2015, due to funding our normal operating activities and research and development initiatives.

Operating Activities

Net cash used in operating activities from continuing operations increased to $11.0 million for the nine months ended March 31, 2016, compared to $4.8 million for the nine months ended March 31, 2015, which was primarily the result of increased losses from operations of $5.0 million, an increase in other asset and liabilities of $1.5 million, and a decrease in income tax payable of $0.4 million, partially offset by a $0.4 million reduction in accounts payable.

Investing Activities

Cash provided by investing activities from continuing operations increased $43.7 million for the nine months ended March 31, 2016, compared to the nine months ended March 31, 2015. In the current fiscal year, cash from the sale and maturity of investments has been used to fund continuing operations, whereas, in the prior fiscal year, these investments were being purchased.

Financing Activities

Cash used in financing activities from continuing operations decreased $2.5 million for the nine months ended March 31, 2016, compared to the nine months ended March 31, 2015. The decrease was primarily due to the payoff of equity funding from the State of Texas Emerging Technology Fund for $2.3 million during the nine months ended March 31, 2015 and $0.4 million less in common stock buyback during the nine months ended March 31, 2016 versus the nine months ended March 31, 2015.

Discontinued Operations

There was no cash provided by or used in operating activities from discontinued operations during the nine months ended March 31, 2016, compared to net cash used in operating activities from discontinued operations of $2.3 million for the nine months ended March 31, 2015. The change was related to the sale of our former ASO business unit during the prior fiscal year.

Cash provided by investing activities from discontinuing operations decreased to $6.1 million during the nine months ended March 31, 2016, compared to net cash provided by investing activities from discontinued operations of $53.2 million for the nine months ended March 31, 2015, which was due to the receipt of an indemnity cash holdback during the current fiscal year and the sale of our former ASO business in the prior fiscal year.

There was no cash provided by or used in financing activities from discontinued operations during the nine months ended March 31, 2016, compared to net cash used in financing activities from discontinued operations of $5.7 million for the nine months ended March 31, 2015. This decrease was related to the payoff of our term loan that was secured by the assets of our former ASO business unit, following the sale of the ASO business.

Liquidity

As of March 31, 2016, we had cash and cash equivalents, short-term investments, and long-term investments of $28.0 million, and our working capital was approximately $24.2 million. On February 25, 2016, we received an indemnity cash holdback related to the sale of our ASO business unit of $6.1 million that was being held in escrow.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of March 31, 2016, the Company established a full valuation allowance against all of its net deferred tax assets.

To the extent that a loss from continuing operations can be utilized to offset the income otherwise resulting from discontinued operations, it has been recognized as a tax benefit from continuing operations. To the extent that a loss or credit carryover can be utilized to offset the income from discontinued operations, it has been recognized as a tax benefit from discontinued operations.

For the three months ended March 31, 2016 and 2015, the Company incurred pre-tax losses from continuing operations in the amount of $3.9 million and $2.3 million, respectively. For the nine months ended March 31, 2016 and 2015, the Company incurred pre-tax losses from continuing operations in the amount of $9.9 million and $7.8 million, respectively. The total effective tax rate for continuing operations was approximately 0% and 38% for the nine months ended March 31, 2016 and 2015, respectively.

For the nine months ended March 31, 2016, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

FASB ASC 740 addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company has an unrecognized tax benefit of $0.1 million for the nine months ended March 31, 2016 and 2015.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized; as such, the Company is subject to examination for the fiscal years ended 2000 through present for federal purposes and fiscal years ended 2006 through present for state purposes.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2016.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject to legal proceedings and business disputes involving ordinary routine legal matters and claims incidental to our business. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements or awards against us. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense. As of March 31, 2016, we are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 16, 2014, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $5 million of our outstanding common stock. On December 3, 2015, our Board of Directors authorized the extension of the share repurchase program through December 31, 2016. As of March 31, 2016, we had repurchased approximately $0.5 million worth of Astrotech Corporation common stock as part of the current share buyback program. No shares were repurchased in the third quarter of the current fiscal year. To date, we have approximately $2.8 million worth of Astrotech stock in treasury stock.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2016, formatted in eXtensible Business Reporting Language: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Notes to Unaudited Condensed Consolidated Financial Statements.(1)
Filed herewith.

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

Astrotech Corporation

Date: May 11, 2016	/s/ Eric Stober
Eric Stober
Chief Financial Officer