Form 10-K
period 2016-06-30
ASTROTECH Corp
filed 2016-09-29
CIK 1001907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 001-34426

Astrotech Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1273737
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5914 W. Courtyard Dr., Suite 340
Austin, Texas 78730
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐NO ☑
The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2015, based upon the closing price of such stock on the NASDAQ Capital Market on such date of $1.53 was approximately $31,672,030.

As of September 21, 2016, 20,766,842 shares of the registrant’s common stock, no par value, were outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:

•	The effect of economic conditions in the United States or other nations that could impact our ability to sell our products and services or gain customers;

•	Our ability to raise sufficient capital to meet our long- and short-term liquidity requirements;

•	Our ability to successfully pursue our business plan and execute our strategy;

•	Whether we will fully realize the economic benefits under our customer contracts;

•	Technological challenges;

•	Product demand and market acceptance, including our ability to develop and sell products and services to be used by governmental or commercial customers;

•	Uncertainty in government funding, grant opportunities, or procurements;

•	The impact of competition on our ability to win new contracts;

•	Uncertainty in securing reliable and consistent access to space, including the International Space Station (“ISS”);

•	The timing of and number of films that are converted to 4K resolution (“4K”);

•	Delays in the timing of performance under our contracts; and

•	Our ability to meet technological development milestones and overcome development challenges.

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

PART I

Item 1. Business.

Our Company

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” the “Company,” “we,” “us,” or “our”), a Washington corporation organized in 1984, is an innovative science and technology development and commercialization company that invents, acquires, and commercializes technological innovations sourced from internal research, universities, laboratories, and research institutions, and then funds, manages, and builds start-up companies for profitable divestiture to market leaders to maximize shareholder value.

Our efforts are focused on the following:

•
1st Detect Corporation (“1st Detect”) is a supplier of chemical detection and analysis instrumentation. Our next generation solutions enable high performance trace detection of critical threats or compounds of interest to the security and industrial markets using a small, fast, and inexpensive platform.

•	Astrogenetix, Inc. (“Astrogenetix”) is developing next generation vaccines and therapeutics using the unique environment of microgravity.

•
Astral Images Corporation (“Astral”) is enabling film restoration, enhancement, and digitization using an automated process that algorithmically removes dust, scratches, and defects to restore it to its original condition. We are facilitating the shift from 2K resolution to ultra-high definition (“UHD”), high-dynamic range (“HDR”) 4K, the format in which the next generation of digital video content will be distributed to the home.

Business Developments

Receipt of $6.1 Million Indemnity Holdback

On February 25, 2016, we received 100% of the $6.1 million indemnity holdback that was held in an escrow account until the 18-month anniversary of the sale of Astrotech Space Operations (“ASO”) to Lockheed Martin in August 2014. No claims were asserted against the holdback.

1st Detect Secures Key Contract from the Department of Homeland Security

On March 9, 2016, 1st Detect announced that it had partnered with an incumbent provider of ion mobility spectrometer (“IMS”) instrumentation to develop next-generation explosives trace detection (“ETD”) systems for the Department of Homeland Security Science and Technology Directorate (“DHS S&T”) using 1st Detect’s chemical analyzer technology. 1st Detect and its partner will work together towards providing a next-generation solution helping to enhance passenger and carry-on baggage screening, as well as other homeland security operations.

1st Detect Awarded Second Stage of Next Generation Chemical Detector Program

On July 7, 2015, 1st Detect announced that it reached another milestone in the military’s three-phase, multi-year Next Generation Chemical Detector (“NGCD”) development program. Together with partner Battelle Memorial Institute (“Battelle”), 1st Detect completed the Breadboard stage of the first phase of the program and officially entered the Brassboard stage for its Multi-Sample Identifier Detector solution.

1st Detect Awarded Third Stage of NGCD Program
On August 23, 2016, 1st Detect announced that it reached another milestone in the NGCD program. 1st Detect will sell its mass spectrometer engine to Battelle for integration into the prototype units that will be sent to the government for testing, concluding the Company’s work on the first stage of the program.

Astral Hired Rob Hummel

Astral appointed Rob Hummel as Senior Vice President of Business Development. Mr. Hummel, an accomplished industry veteran with a successful track record at corporations including Disney, DreamWorks, Sony and Warner Bros., will be responsible for expanding Astral’s sales growth. Mr. Hummel is a leading executive in film restoration and archiving, having overseen the digital restoration of classics such as “Gone with the Wind” and “The Wizard of Oz.”

Astral Announces Launch of Astral HDR ICE™

Astral launched Astral HDR ICE™ as its new Ultra-High Definition/High-Dynamic Range/Color Match conversion software package, which upgrades digital and traditional films to the new HDR10 standard while automatically color matching the film directors’ and colorists’ creative intent, all in automation and at a fraction of the cost of competing manual solutions.

Our Business Units

Astro Scientific

Astro Scientific is a technology incubator that commercializes innovative technologies. Subsidiaries 1st Detect and Astrogenetix currently reside in Astro Scientific:

1st Detect

1st Detect develops, manufactures, and sells chemical analyzers for use in the airport security, military, food and beverage, research, breath analysis, and leak detection markets. Our chemical analyzers can identify chemicals with more accuracy and precision than competing analyzers given their extreme sensitivity and specificity. By leveraging a concept from Oak Ridge National Laboratory and a preliminary design initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the ISS, the Company developed a chemical analyzer that enables real-time analytics that we believe to be significantly smaller, lighter, faster, and less expensive than competing analyzers. The majority of revenue in 1st Detect comes from working as a subcontractor on government contracts. The Company works with prime contractors in adapting our technology to be used in enhancing the government’s detection capabilities for a variety of applications.

Astrogenetix

Astrogenetix is a biotechnology company that is applying a fast-track, on-orbit discovery platform using the ISS to develop vaccines and other therapeutics. NASA has engaged the Center for Vaccine Development at the University of Maryland (“UMD”), one of the leading vaccinology institutions in the world, to research the application of a vaccine for Salmonella. NASA is collaborating with UMD, meaning little investment is required of Astrogenetix.

Astral

Astral was created to commercialize decades of image enhancement research. Astral sells film-to-digital conversion, image enhancement, and defect removal and color correction services, providing economically feasible conversion of television and feature 35mm and 16mm films to the new 4K UHD/HDR format, the standard for the next generation of digital film distribution to the home. Due to a significant shift in the film scanning industry, most film assets will need to go through an upgrade to 4K to remain relevant for over-the-top distribution (Netflix, Amazon, Hulu, etc.) as television manufacturers sell more 4K UHD/HDR televisions and consumer demand for such content accelerates. Astral is positioned to be a leader in digital conversion and repair of feature films, film-based television series, sporting events shot on film, film libraries, film archives, and consumer media.

Business Strategy

Astro Scientific

1st Detect

Due to the high-speed performance, analytical capability, and flexibility of our product, our best opportunities involve government programs in aviation security and the military, and in applications where real-time, or in-situ, monitoring is required.

There are currently approximately 15,000 IMS instruments installed at airports worldwide. As the current generation of IMS technology is scheduled to be replaced, we are positioning the company to be the best next-generation solution for this market. We have partnered with an incumbent provider of IMS instrumentation to airports to deliver an instrument with far greater capabilities than IMS. Together with our partner, we were awarded a grant for the Air Cargo and Next Generation Checkpoint program with the DHS S&T, and we are currently in the first phase of what we anticipate to be a three-phase program.

The military is also looking to enhance its chemical detection capabilities and on September 11, 2014, we announced that, together with Battelle, one of the leading providers of instrumentation to the military, we were awarded a grant for the NGCD program with the Department of Defense’s Joint Program Executive Office for Chemical and Biological Defense for one of the three variants in the NGCD program called the Multi-Sample Identifier/Multi-Sample Identifier Collector variant. If we win the procurement, the military will procure an estimated 700 units to be used for the following purposes:

•	Evaluating presence of chemicals after suspected chemical release incidents;

•	Continuously evaluating surface contamination following a chemical release to characterize contamination levels;

•	Evaluating the presence of contamination at a sample site; and

•	Confirming decontamination of potentially contaminated personnel and equipment.

While most of our activities are focused on delivering on the TSA and military programs, we have several ongoing programs in the industrial and commercial markets. Commercial markets are large and diverse, often requiring customized solutions to satisfy customer needs. Significant effort is therefore only reserved for customer-funded joint development programs or programs with large markets where our technology has a unique differentiator.

Astrogenetix

From 2008 to 2011, Astrogenetix pursued an aggressive space access strategy to take advantage of the space shuttle program prior to its retirement. This strategy gave Astrogenetix unprecedented access to research in microgravity, as we flew twelve times with experiments in this three year period. NASA has engaged the Center for Vaccine Development at UMD, one of the leading vaccinology institutions in the world, to aid in the filing of an Investigational New Drug (“IND”) application for a vaccine for Salmonella. Once filed, we will be seeking partnership with a pharmaceutical company to complete the Food and Drug Administration (“FDA”) approval process and to ultimately commercialize the vaccine.

Astral

Astral was launched to commercialize identified government-funded satellite image correction technologies. Along with the acquisition of certain established defect correction technologies, first funded by IBM and Kodak, we believe that Astral is positioned to be a leader in the automated image correction and enhancement industry. We aim for Astral to offer compelling innovative technology solutions that deliver high-quality images and derive high levels of efficiencies through software automation to an industry that traditionally relies on expensive manual labor for image correction and enhancement. Our efforts are currently focused on educating content owners on our industry-leading technology, which includes our digital conversion and enhancement software and our recently introduced HDR software, Astral HDR ICE™, as the industry prepares to expend a considerable amount of resources on converting their film assets to the new 4K UHD/HDR standards.

Products and Services

Astro Scientific

1st Detect

1st Detect’s mass spectrometer is a chemical analyzer that provides laboratory-quality, real-time analysis. The instrument provides laboratory-quality performance in a much smaller footprint and at a much lower price than competing mass spectrometers.1st Detect has 16 granted U.S. patents, six granted foreign patents, eight pending U.S. patent applications, and 10 pending foreign patent applications at June 30, 2016. Our product portfolio currently consists of the following products:

•
MMS-1000™ - the MMS-1000™ is a small, low-power desktop mass spectrometer designed for the laboratory market. The unique design of this unit enables fast, quality chemical analysis and requires minimal benchtop space (about the size of a shoebox), requires less power than a typical light bulb, and, unlike traditional instruments, requires no consumables or special infrastructure.

•
OEM-1000 - the OEM-1000 is a mass spectrometer component that is designed to be integrated into a customer’s specific packaging and enclosures, and is well-suited to be integrated with application-specific sampling or separation technology. Variants of the OEM-1000 have been selected by our partners for integration into the NGCD and DHS S&T solutions.

Astrogenetix

Astrogenetix is a biotechnology company formed to commercialize products processed in the unique environment of microgravity. Astrogenetix pursued an aggressive space access strategy to take advantage of the space shuttle program prior to its retirement in 2011. Astrogenetix and the team are currently focused on developing a Salmonella vaccine as part of the ongoing commercialization strategy. NASA has engaged the Center for Vaccine Development at UMD, one of the leading vaccinology institutions in the world, to aid in the filing of an IND application for a vaccine for Salmonella. Once filed, we will be seeking partnership with a pharmaceutical company to complete the FDA approval process and to ultimately commercialize the vaccine.

Astral

Astral provides efficient and high-quality film digitization, image correction, and enhancement technology. We offer complete systems containing customized off-the-shelf hardware with integrated Astral software, standalone software products, and scanning or enhancement services. Our three products include:

•
Astral Black ICE™ - targeted mainly towards the black-and-white feature film and television series digitization and restoration markets, Astral Black ICE™ is a complete system with customized off-the-shelf hardware with purpose-built software and services. Our image correction and enhancement technology is integrated into the scanner while offering high-quality, real-time results at scan speed.

•	Astral Color ICE™ - a standalone software solution that can be integrated into most film scanners to enable color image correction and enhancement.

•
Astral HDR ICE™ - our HDR solution can be used in combination with our other ICE products or as a standalone HDR conversion software by using a unique color matching technology, which upgrades digital and traditional films to the new HDR10 standard while automatically color matching the film directors’ and colorists’ creative intent, taking advantage of the vibrancy of the enhanced color gamut and the brilliance of the dynamic range extension while preserving the directors’ intent.

All of our ICE products provide for significant cost savings over the expensive and labor-intensive manual process currently employed in the industry.

Customers, Sales, and Marketing

Astro Scientific

1st Detect

1st Detect’s customers include government agencies, research organizations, and industrial companies. Customers have either purchased or leased our instrumentation to evaluate the core technology in connection with exploring joint development of a customized solution or an original equipment manufacturer (“OEM”) distribution relationship with 1st Detect. Efforts continue to be focused on delivering on our two primary government programs and on acquiring additional joint development partners.

Astrogenetix

Astrogenetix does not currently sell products to the market. Instead, its efforts are focused on filing an IND application with the FDA for a Salmonella vaccine.

Astral

Astral’s target customers are content creators and owners such as film studios, libraries, archives, and content processors such as post-production entities and distribution networks. Astral is positioned to leverage the demand generated for 4K UHD/HDR content by the release of the new 4K UHD/HDR standard and the growth in sales of next-generation 4K UHD/HDR televisions. Consumers are increasingly demanding content that is optimized for their new televisions, but the conversion of content lags the sale of televisions capable of displaying that content, similar to what we saw with the proliferation of HDTV and 3D. In order to remain relevant in over-the-top distribution (Netflix, Amazon, Hulu, etc.), content owners will need to convert their content to conform to the new standards.

Competition

Astro Scientific

1st Detect

Competition with 1st Detect’s mass spectrometer comes from traditional mass spectrometers and from other chemical sensors based on different technologies, primarily ion mobility spectrometry.

There are several vendors that compete directly with 1st Detect’s mass spectrometer. However, 1st Detect products combine a number of attributes in a single product not currently available in other products. 1st Detect’s competitive advantages include:

•
Our technology allows for near instantaneous results with laboratory-quality sensitivity, specificity, and performance. This compares to traditional mass spectrometers that are very expensive, can take up to several hours for a single analysis, and require a cumbersome clear-out and recalibration process between analyses.

•
Our price point is significantly less than a traditional mass spectrometer, becoming the first instrument that can provide superior mass spectrometry results at a price point similar to technologically inferior ion mobility spectrometers, which can only detect a limited number of chemicals and are prone to false results.

•
The 1st Detect offering is significantly smaller, lighter, and much more portable than most other mass spectrometers. Our mass spectrometer can operate from an automobile’s cigarette lighter port, while traditional mass spectrometers are permanently situated on a table in a laboratory and require 500 watts or more to operate.

•
Our tandem mass spectrometry capability that is integrated with our standard software further improves the specificity of our instrument without the need for additional hardware. This feature isolates specific chemicals of interest so they can be further fragmented in the trap to provide a secondary confirmation of an analysis. Such a feature is usually only available in very expensive laboratory instruments.

•	Sinusoidal Multiplexed Array in Real Time (“SMART”) is a feature that eliminates dominant chemicals that may be masking weaker chemicals of interest.

•
Separating us from our competition is our ability to provide “all of the data, all of the time.” This attribute allows customers to review the historical results of their manufacturing process, enabling them to quickly identify sources of contamination, unexpected reduced quality of product, and unusual excursions that are often unanticipated. Competitive offerings generally lack this important ability.

•	Developed as a platform technology, 1st Detect is able to be adapted to a wider variety of applications than most competing purpose-built instruments.

Astrogenetix

There are many developers of vaccines, including most large pharmaceutical companies and many smaller biotechnology firms. However, there are no known competitors to Astrogenetix’s microgravity vaccine development platform. With its designation as a national laboratory and with emphasis on providing a research platform through 2020, competition from foreign governments, academia, and commercial companies is anticipated.

Astral

Astral faces significant competition from several vendors in the scanning and restoration services industry. Our competitors are independent scanning boutiques at one end of the spectrum, and at the other, fully-integrated post-production houses offering a breadth of services, including scanning and restoration. However, the level of automation we have purpose-built into our solutions gives us compelling cost advantages while maintaining the high image quality customers have come to expect. Our solutions are scalable, cost effective, and more consistent when compared to competitors’ traditional manual approaches.

Research and Development

Astro Scientific

Astro Scientific incurred $5.1 million and $3.0 million in research and development expenses during fiscal years 2016 and 2015, respectively. Research and development in fiscal year 2016 has been primarily directed towards development of 1st Detect’s mass spectrometer.

1st Detect

We invest considerable resources into our internal research and development functions. In addition, we work collaboratively with our development partners to define and deliver additional capabilities to our customers. We conduct research to improve system functionality, streamline and simplify the user experience, and extend our capability into customer-defined, application-specific opportunities. We aggressively seek patent protection from the U.S. Patent & Trademark Office and foreign patent offices.

Astrogenetix

NASA has engaged the Center for Vaccine Development at UMD, one of the leading vaccinology institutions in the world, to aid in the filing of an IND application for a Salmonella vaccine. NASA is collaborating with UMD, meaning little investment is required of Astrogenetix.

Astral

Astral incurred $1.4 million and $0.2 million in research and development expenses during fiscal years 2016 and 2015, respectively. Our philosophy is to offer compelling solutions with differentiation through innovation. Our research and development activities are directed towards building innovative solutions consisting of customized off-the-shelf hardware and internally-developed, reliable software and services. We are focused on developing technology innovations that we believe will deliver significant cost benefits while enhancing image quality to competitive levels and beyond. We believe in protecting our intellectual property and Astral has four U.S. patent applications in process.

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

Federal regulations that impact our operations include the following:

Federal Regulation of International Business. We are subject to various federal regulations as they relate to the export of certain goods, services, and technology. These regulations, which include the Export Administration Act of 1979 administered by the Commerce Department and the Arms Export Control Act administered by the State Department, impose substantial restrictions on the sharing or transfer of technology to foreign entities. Our operations are conducted pursuant to a comprehensive export compliance policy that provides close review and documentation of activities subject to these laws and regulations.

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

Federal Acquisition Regulations. Goods and services provided by us to U.S. Government agencies are subject to Federal Acquisition Regulations (“FAR”). These regulations provide rules and procedures for invoicing, documenting, and conducting business under contract with such entities. The FAR also subjects us to audit by federal auditors to confirm such compliance.

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

Regulatory Compliance and Risk Management

We maintain compliance with regulatory requirements and manage our risks through a program of compliance, awareness, and insurance, which includes maintaining certain insurances and a continued emphasis in safety to mitigate any risks.

Employees Update

As of June 30, 2016, we employed 62 regular full-time employees, none of which were covered by any collective bargaining agreements.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Astrotech’s corporate headquarters is in Austin, Texas. The leased office houses executive management, finance and accounting, and marketing and communications. After the expiration of the Company’s lease for its previous office space in June 2016, Astrotech Corporation entered into a sublease for office space consisting of approximately 6,000 square feet in Austin, Texas. The sublease began in July 2016 and expires in January 2017 with no provision to renew nor extend the lease.

Astrotech Corporation has signed an agreement to lease office space consisting of approximately 5,000 square feet in Austin, Texas. The lease is to begin in November 2016 and expires in December 2023, with a provision to renew and extend the lease for the entire premise, for one renewal term of five years. Astrotech must, in writing, advise the landlord of its intention to renew the lease at least eight months before the expiration of its current lease in order to renew the lease.

In May 2013 1st Detect completed build-out of a new 17,000 square foot leased research and development and production facility in Webster, Texas.  This new facility is equipped with state-of-the-art laboratories, a clean room, a production shop, and offices for staff.  The term of the lease is 62 months and includes options to extend for two additional five year periods. In February 2015 1st Detect exercised its right of first refusal on the adjoining space of more than 9,000 square feet. The original lease began in May 2013 and was to expire in June 2018; these dates were amended in October 2014 with the amended lease beginning February 1, 2015, and expiring April 30, 2020, with provisions to renew and extend the lease for the entire premises, but not less than the entire premises, for two renewal terms of five years each.

In July 2015 Astral subleased a premise consisting of approximately 4,000 square feet in Austin, Texas. The lease is from July 2015 to May 2018.

We believe that our current facilities and equipment are well maintained, in good condition, and are adequate for our present and foreseeable needs.

Item 3. Legal Proceedings.

We are subject to legal proceedings and business disputes involving ordinary routine legal matters and claims incidental to our business. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements or awards against us. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense. As of June 30, 2016, we are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock is principally traded on the NASDAQ Capital Market under the symbol ASTC. The following table sets forth the quarterly high and low intra-day bid prices for the periods indicated:

Fiscal 2016	High	Low
First Quarter	$3.00	$1.61
Second Quarter	$2.24	$1.33
Third Quarter	$3.15	$1.05
Fourth Quarter	$2.25	$1.50

Fiscal 2015	High	Low
First Quarter	$3.59	$2.66
Second Quarter	$3.03	$2.07
Third Quarter	$3.97	$2.40
Fourth Quarter	$3.25	$2.51

We have never paid cash dividends. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

Issuer Repurchases of Equity Securities

On December 16, 2014, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $5.0 million of our outstanding common stock shares. On December 3, 2015, the Board authorized an extension of the share repurchase program through December 31, 2016. As of June 30, 2016, we had repurchased approximately $0.5 million of Astrotech Corporation common stock as part of the current share buyback program. To date, we have purchased approximately $2.8 million of Astrotech common stock, which is included in treasury stock.

The following table identifies all repurchases during the year ended June 30, 2016, of any of the Company’s securities registered under Section 12 of the Exchange Act, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share amounts):

Fiscal Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 through July 31, 2015	43,300		$2.69	43,300	$4,508,324
April 1, 2016 through April 30, 2016	19,767	(1)	2.02	—
Total	63,067		$2.48	43,300

(1) These shares were surrendered by employees and Directors to cover tax withholding obligation.

We have 75,000,000 shares of common stock authorized for issuance. As of September 21, 2016, we had 20,766,842 shares of common stock outstanding, which were held by approximately 1,500 holders. The last reported sale price of our common stock as reported by the NASDAQ Capital Market on September 21, 2016 was $1.74 per share.

Sales of Unregistered Securities

We did not make any unregistered sales of our securities in fiscal 2016.

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

Overview

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” the “Company,” “we,” “us” or “our”), a Washington corporation organized in 1984, is an innovative science and technology development and commercialization company that invents, acquires, and commercializes technological innovations sourced from internal research, universities, laboratories, and research institutions, and then funds, manages, and builds start-up companies for profitable divestiture to market leaders to maximize shareholder value.
The Company currently operates two reportable business units, Astro Scientific and Astral Images Corporation (“Astral”), and their efforts are focused on the following:

•
1st Detect Corporation (“1st Detect”) is a leading supplier of chemical detection and analysis instrumentation. Our next-generation solutions enable high performance trace detection of critical threats or compounds of interest to the security and industrial markets using a small, fast, and inexpensive platform.

•	Astrogenetix Inc. (“Astrogenetix”) is developing next-generation vaccines and therapeutics using the unique environment of microgravity.

•
Astral is enabling film restoration, enhancement, and digitization using an automated process that algorithmically removes dust, scratches, and defects to restore it to its original condition. We are facilitating the shift from 2K resolution to ultra-high definition (“UHD”), high-dynamic range (“HDR”) 4K resolution (“4K”), the format in which the next generation of digital video content will be distributed to the home.

Our Business Units

Astro Scientific

Astro Scientific is a technology incubator that commercializes innovative technologies. Subsidiaries 1st Detect and Astrogenetix currently reside in Astro Scientific:

1st Detect - 1st Detect develops, manufactures, and sells chemical analyzers for use in the airport security, military, food and beverage, research, breath analysis, and leak detection markets. Our chemical analyzers can identify chemicals with more accuracy and precision than competing analyzers given their extreme sensitivity and specificity. By leveraging a concept from Oak Ridge National Laboratory and a preliminary design initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station (“ISS”), the Company developed a chemical analyzer that enables real-time analytics that we believe to be significantly smaller, lighter, faster, and less expensive than competing analyzers. The majority of revenue in 1st Detect comes from working as a subcontractor on government contracts. The Company works with prime contractors in adapting our technology to be used in enhancing the government’s detection capabilities for a variety of applications.

Our efforts have resulted in a technology that has been or may be deployed in the following areas:

•
Explosive device detection in airports - mass spectrometers, like 1st Detect’s, function at a level of specificity significantly exceeding the current generation of screening devices in airports, meaning significantly fewer false alarms and a higher probability of threat detection. Our solution also has better resolution, translating into the detection of a broader range of compounds, whereas the current technology is only able to detect a small number of traditional explosives. We recently announced that 1st Detect has partnered with an incumbent provider of IMS instrumentation of the current generation of screening devices in airports, to develop next-generation explosive trace detection (“ETD”) systems for the Department of Homeland Security Science and Technology Directorate (“DHS S&T”) using 1st Detect’s breakthrough chemical analyzer technology.

•
Military - our technology is extremely sensitive, so we believe we can detect chemical warfare agents in much lower concentrations than incumbent technologies. The high level of specificity of our instrumentation not only improves detection of traditional threats, but also detects next-generation chemical agents not easily detectable by current instrumentation. Our product is being developed to be used for the following purposes:

◦	Evaluating presence of chemicals after suspected chemical release incidents;

◦	Continuously evaluating surface contamination following a chemical release to characterize contamination levels;

◦	Evaluating the presence of contamination at a sample site;

◦	Confirming decontamination of potentially contaminated personnel and equipment; and

◦
1st Detect has partnered with Battelle and was awarded a competitive prototype contract for the Next Generation Chemical Detector (“NGCD”) program of the Department of Defense’s Joint Program Executive Office for Chemical and Biological Defense (“JPEO-CBD”) to develop our technology for use with the military.

•
Food and beverage - we are also enabling cost-effective real-time, in-situ analysis with mass spectrometry for what we believe to be the first time in food and beverage manufacturing. Not only does our instrumentation provide a full set of information to more thoroughly analyze results when there is a deviation in quality, but we provide objectivity that is not possible with the status quo - human taste testers.

•
Laboratory research - we believe our products are significantly less expensive than the competition and have a much smaller footprint, making our products a great solution for entities with limited funding and counter space.

•
Breath analysis - we have partnered with the University of Texas Health Science Center (“UTHSC”) in the development of a bedside mass spectrometer to analyze human breath in real time and detect volatiles emanating from bacteria. Our robust, fast, and sensitive instrument will enable medical professionals to quickly diagnose and prescribe medication with precision that is not possible with other slower and sometimes inaccurate alternative solutions that are in use today. Early results of our collaboration with UTHSC are encouraging as we continue to develop and refine our product offering for the breath analysis market segment.

•
Leak detection - we have partnered with a leading leak detection company to develop a highly sensitive portable instrument to detect leaks in pipelines carrying chemicals that could be dangerous to the environment. Enhanced sensitivity of our Vacuum Thermal Desorber is enabling our portable mass spectrometer to become a compelling instrument for operators to detect leaks more quickly than current methods that at times require halting of production.

Our product portfolio currently consists of the following products:

•
MMS-1000™ - the MMS-1000™ is a small, low-power desktop mass spectrometer designed for the laboratory market. The unique design of this unit enables fast, high-quality chemical analysis, requires minimal benchtop space (about the size of a shoebox), requires less power than a typical light bulb, and, unlike traditional instruments, requires no consumables or special infrastructure.

•
OEM-1000 - the OEM-1000 is an original equipment manufacturer (“OEM”) component that drives the MMS-1000™. It is designed to be integrated into customers’ packaging and enclosures and is well-suited to be integrated with application-specific sampling or separation technology. Variants of the OEM-1000 have been selected by our partners for integration with their ancillary instrumentation.

Astrogenetix - Astrogenetix is a biotechnology company that is applying a fast-track,on-orbit discovery platform using the International Space Station to develop vaccines and other therapeutics. NASA has engaged the Center for Vaccine Development at the University of Maryland (“UMD”), one of the leading vaccinology institutions in the world, to research the application of a vaccine for Salmonella. NASA is collaborating with UMD, meaning little investment is required of Astrogenetix.

Astral

Astral sells film-to-digital conversion, image enhancement, and defect removal and color correction services, providing economically feasible conversion of television and feature 35mm and 16mm films to the new 4K UHD/HDR format, the standard for the next generation of digital film distribution to the home. Due to a significant shift in the film scanning industry, most film assets will need to go through an upgrade to 4K to remain relevant for over-the-top distribution (Netflix, Amazon, Hulu, etc.) as television manufacturers sell more 4K UHD/HDR televisions and consumer demand for such content accelerates. Astral is positioned to be a leader in digital conversion and repair of feature films, film-based television series, sporting events shot on film, film libraries, film archives, and consumer media.

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

With the sale of our former business unit Astrotech Space Operations (“ASO”) during fiscal year 2015, several of our critical accounting policies will no longer be applicable in subsequent fiscal years.

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

Construction-Type and Production-Type Contracts

A portion of the Company’s revenue is derived from contracts to manufacture mass spectrometers to a buyer’s specification. These contracts are accounted for under the provisions of FASB ASC Topic 605-35 “Revenue Recognition: Construction-Type and Production-Type Contracts”. These contracts are fixed-price and are recorded on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. With respect to contract change orders, claims, or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable.

The Company enters into fixed-priced subcontracts on government projects that are one to two years long. Revenue from certain long-term, integrated project management contracts to provide new prototypes and completion services is reported on the percentage-of-completion method of accounting. At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project, and our progress is based on the percentage of cost incurred. Risks related to service delivery, usage, productivity, and other factors are considered in the estimation process. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders, and claims, less costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the total estimated contract profit times the current percentage complete for the contract.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Recoverability of long-lived assets is dependent on a number of conditions, including uncertainty about future events and demand for our services. No impairments were identified in the years ended June 30, 2016 and 2015.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that directly affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, available-for-sale securities, and accrued liabilities. The carrying amounts of these assets and liabilities, in the opinion of Company’s management, approximate their fair value.

Available-for-Sale Investments

Investments that we designate as available-for-sale are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive (loss) income. We determine the cost of the investment sold based on a first-in, first-out cost basis at the individual security level. Our investments are subject to a periodic impairment review. We evaluate the securities based on the specific facts and circumstances present at the time of assessment, which include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and our ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. We also consider specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. We record other than temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments, net of gain (loss).

Held-to-Maturity Investments

Investments that we designate as held-to-maturity investments are reported at historical amortized costs. These are investments the Company intends to hold until maturity. Our investments are subject to a periodic impairment review. We will write down our investment if we do not expect to recover the entire amortized cost basis of the instrument. We separate other than temporary impairments into amounts representing credit losses, which are recognized in interest and other income, net expense, and amounts related to all other factors, which are recognized in other comprehensive (loss) income.

Share-Based Compensation

The Company accounts for share-based awards to employees based on the fair value of the award on the grant date. The fair value of stock options is estimated using expected dividend yields of the Company’s stock, the expected volatility of the stock, the expected length of time the options remain outstanding, and risk-free interest rates. Changes in one or more of these factors may significantly affect the estimated fair value of the stock options. The Company recognizes forfeitures as they occur. The fair value of awards that are likely to meet goals, if any, are recorded as an expense over the vesting period.

Noncontrolling Interest

Noncontrolling interest accounting is applied for any entities where the Company maintains more than 50% and less than 100% ownership. The Company clearly identifies the noncontrolling interest in the balance sheets and income statements. We also disclose three measures of net income (loss): net income (loss), net loss attributable to noncontrolling interest, and net income (loss) attributable to Astrotech Corporation. Our operating cash flows in our consolidated statements of cash flows reflect net income (loss), while our basic and diluted earnings per share calculations reflect net income (loss) attributable to Astrotech Corporation.

Astral was created in conjunction with a noncontrolling interest, resulting in Astrotech owning 72% of Astral at the point of creation and 83% as of June 30, 2015; the Company owns 92% of Astral as of June 30, 2016. The Company applies noncontrolling interest accounting, which requires us to clearly identify the noncontrolling interest in the condensed consolidated balance sheets and consolidated income statements. The Company discloses three measures of net income (loss): net income (loss), net loss attributable to noncontrolling interest, and net income (loss) attributable to Astrotech Corporation. The Company’s operating cash flows in its consolidated statements of cash flows reflect net income (loss), while our basic and diluted earnings per share calculations reflect net income (loss) attributable to Astrotech Corporation.

In August 2014, the Company settled a noncontrolling interest balance of $1.8 million held by the State of Texas Emerging Technology Fund for $2.3 million. The Company has accounted for the difference between the $2.3 million paid and the $1.8 million received as a deemed dividend in its calculation of earnings per share. The noncontrolling interest balance of $(40) thousand and $299 thousand at June 30, 2016 and June 30, 2015, respectively, represents an interest by a minority shareholder in one of our subsidiaries (see Note 5 to our Consolidated Financial Statements).

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of June 30, 2016, the Company has established a full valuation allowance against all of its net deferred tax assets.

FASB ASC 740, Income Taxes (“FASB ASC 740”) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had no unrecognized tax benefit for the year ended June 30, 2016, compared to an unrecognized tax benefit of $0.1 million for the year ended June 30, 2015.

For the years ended June 30, 2016 and 2015, the Company’s effective tax rate differed from the federal statutory rate of 34%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized.

Results of Operations for the Years Ended June 30, 2016 and 2015

Selected financial data for the years ended June 30, 2016 and 2015 of our continuing operations are as follows:

	Year Ended June 30,
(In thousands)	2016	2015	Variance
Revenue	$2,671	$513	$2,158
Cost of revenue	2,332	424	1,908
Gross profit	339	89	250
Gross margin percentage	13%	17%	(4)%
Operating expenses
Selling, general and administrative	7,708	12,966	(5,258)
Research and development	6,469	3,234	3,235
Total operating expenses	14,177	16,200	(2,023)
Interest and other income, net	379	224	155
Income tax benefit	25	5,941	(5,916)
Net loss from continuing operations	(13,434)	(9,946)	(3,488)
Less: net loss attributable to noncontrolling interest	(339)	(123)	(216)
Net loss from continuing operations attributable to Astrotech Corporation	(13,095)	(9,823)	(3,272)
Income from discontinued operations	—	20,601	(20,601)
Net income (loss) attributable to Astrotech Corporation	$(13,095)	$10,778	$(23,873)

Revenue – Total revenue increased by $2.2 million, or 421%, for the year ended June 30, 2016, compared to the year ended June 30, 2015. Of the fiscal year 2016 revenue, $2.4 million was associated with research-based, fixed-price, government-related subcontract agreements and $242 thousand was associated with space-grade handrail manufacturing sales, an opportunity born from our legacy space business for which the Company has unique expertise. Income related to the sale of MMS-1000™ units continues to be booked as an offset to research and development expenses and will continue to be booked accordingly until we transition to full production.

Gross Profit – Gross profit is comprised of revenue less cost of revenue. Cost of revenue is comprised of labor, materials, and overhead related to products manufactured for the subcontract agreements. Cost of revenue increased $1.9 million, or 450%, for the year ended June 30, 2016, compared to the same period in the prior fiscal year. Gross profit increased $250 thousand, or 281%, during the year ended June 30, 2016, compared to the year ended June 30, 2015, due to the increase in revenue as described above. Gross margin percentage decreased 4% for the year ended June 30, 2016, compared to the year ended June 30, 2015, due to increased labor costs associated with the government-related subcontract agreements.

Operating Expenses – Our operating expenses decreased $2.0 million, or 12%, during the year ended June 30, 2016, compared to the same period in the prior fiscal year. Significant changes to operating expenses included the following:

•
Selling, General and Administrative Expenses – Our selling, general and administrative expenses decreased $5.3 million, or 41%, for the year ended June 30, 2016, compared to the year ended June 30, 2015, primarily driven by the decrease in transaction-related costs within corporate operations, most notably a decrease in equity compensation expense of $4.4 million related to an equity award during the fourth quarter of fiscal year 2015 and a decrease of $500 thousand in legal expenses related to the sale of the ASO business unit in fiscal year 2015.

•
Research and Development Expenses – Research and development expenses increased $3.2 million, or 100%, primarily driven by additional headcount added during the year ended June 30, 2016, as we continue to invest in the development of our technologies at 1st Detect and Astral.

Income Taxes on Continuing Operations – Our income tax benefit decreased $5.9 million, or 100%, due to the requirements outlined in FASB ASC 740. The realization of tax benefits depends on the existence of future taxable income. Pursuant to FASB ASC 740, a valuation allowance has been established to reduce the deferred tax assets to the amounts that are more likely than not to be realized. In fiscal year 2015, tax benefits from continuing operations were offset by tax expense generated from discontinued operations.

Discontinued Operations – Discontinued operations include the reclassification of operations of the Company’s former ASO business unit for the fiscal years ended June 30, 2016 and June 30, 2015. Income from discontinued operations decreased $20.6 million due to no activity in discontinued operations during the twelve months ended June 30, 2016, compared to the same period in the prior year.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Balance Sheet

Total assets for the year ended June 30, 2016 were $30.5 million compared to total assets of $44.2 million at of the end of fiscal year 2015. The following table sets forth the significant components of the balance sheet as of June 30, 2016, compared with 2015 (in thousands):

	Year Ended June 30,
	2016	2015	Variance
Assets:
Current assets	$22,923	$32,594	$(9,671)
Property and equipment, net	3,392	3,108	284
Long-term investments	4,208	8,516	(4,308)
Total	$30,523	$44,218	$(13,695)
Liabilities and stockholders’ equity:
Current liabilities	$1,800	$2,389	$(589)
Other long-term liabilities	96	101	(5)
Stockholders’ equity	28,627	41,728	(13,101)
Total	$30,523	$44,218	$(13,695)

Current assets – Current assets decreased $9.7 million as of June 30, 2016, compared to June 30, 2015, as a result of funding our normal operating activities and research and development initiatives.

Property and equipment, net – Property and equipment increased $284 thousand as of June 30, 2016, compared to June 30, 2015, due to capital expenditures totaling $809 thousand offset by depreciation of $525 thousand.

Long-term investments – Long-term investments decreased $4.3 million due to reclassification from long-term to short-term investments.

Current liabilities – Current liabilities decreased $589 thousand as of June 30, 2016, compared to June 30, 2015, primarily due to a decrease of $190 thousand in income tax payable and a decrease of $161 thousand in accounts payable.

Other long-term liabilities – Other long-term liabilities decreased $5 thousand for the year ended June 30, 2016, compared to June 30, 2015, primarily due to the straight-line amortization of rent.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents (in thousands):

	Twelve Months Ended June 30,
	2016	2015	Variance
Cash flows from continuing operations:
Net cash used in operating activities	$(13,324)	$(5,513)	$(7,811)
Net cash provided by (used in) investing activities	9,433	(33,945)	43,378
Net cash used in financing activities	(140)	(4,232)	4,092
Net cash used in continuing operations	(4,031)	(43,690)	39,659

Cash flows from discontinued operations:
Net cash used in operating activities	—	(5,345)	5,345
Net cash provided by investing activities	6,100	53,189	(47,089)
Net cash used in financing activities	—	(5,655)	5,655
Net cash provided by discontinued operations	6,100	42,189	(36,089)

Net change in cash and cash equivalents	$2,069	$(1,501)	$3,570

Cash and Cash Equivalents

At June 30, 2016, we held cash and cash equivalents of $4.4 million and our working capital was approximately $21.1 million. At June 30, 2015, we held cash and cash equivalents of $2.3 million and our working capital was approximately $30.2 million. Cash and cash equivalents increased by approximately $2.1 million during the year ended June 30, 2016. Including our cash management investment portfolio, our cash and investments balance as of June 30, 2016 was $25.7 million.

Operating Activities

Net cash used in operating activities from continuing operations was $13.3 million for the year ended June 30, 2016, compared to cash used in operating activities of $5.5 million for the year ended June 30, 2015. The increase in cash used in operating activities was primarily caused by increased losses in continuing operations and timing of payments on expenditures.

Investing Activities

Net cash provided by investing activities from continuing operations for the year ended June 30, 2016 was $9.4 million, compared to cash used in investing activities from continuing operations of $33.9 million for the year ended June 30, 2015. In fiscal year 2016 investments were sold to fund operations. Most of the proceeds from the sale of the ASO business were used to purchase investments in fiscal year 2015.

Financing Activities

Cash used in financing activities from continuing operations decreased $4.1 million for the year ended June 30, 2016, compared to the year ended June 30, 2015. The decrease was due to the payoff of funding from the State of Texas Emerging Technology Fund for $2.3 million and payments totaling $2.4 million for shares bought back slightly offset by $422 thousand for the minority interest investment in Astral for the year ended June 30, 2015.

Discontinued Operations

There was no cash provided by or used in operating activities from discontinued operations during the year ended June 30, 2016, compared to net cash used in operating activities from discontinued operations of $5.3 million for the year ended June 30, 2015. The change was related to the sale of our former ASO business unit during the prior fiscal year.

Cash provided by investing activities from discontinued operations decreased to $6.1 million for the year ended June 30, 2016, compared to cash provided by investing activities of $53.2 million for the year ended June 30, 2015, which was due to the receipt of an indemnity cash holdback during the current fiscal year and the sale of our former ASO business unit in the prior fiscal year.

There was no cash provided by or used in financing activities from discontinued operations for the year ended June 30, 2016, compared to cash used in financing activities of $5.7 million for the year ended June 30, 2015. This decrease was related to the payoff of our term loan that was secured by the assets of our former ASO business unit, following the sale of the ASO business unit.

Debt

Credit Facilities

In October 2010 our former ASO business unit entered into a financing facility with a commercial bank providing a $7.0 million term loan note and a $3.0 million revolving credit facility. The $7.0 million term loan was to terminate in October 2015 and the $3.0 million revolving credit facility expired in October 2012. In August 2014 the Company used a portion of the proceeds from the sale of its former ASO business unit to pay off the outstanding balance of its term loan of $5.7 million. As of June 30, 2016 and 2015, the Company had no credit facilities.

Liquidity

As of June 30, 2016, we had cash and cash equivalents and short-term investments of $21.5 million and our working capital was approximately $21.1 million.

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the need to acquire licenses to new technology, costs associated with operating our manufacturing and development facilities, costs associated with strategic acquisitions including integration costs and assumed liabilities, litigation expense, and the status of competitive products and potential cost associated with both protecting and defending our intellectual property. In addition, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for fiscal year 2017. Factors that could affect our capital requirements, in addition to those listed above, include continued collections of accounts receivable consistent with our historical experience and our ability to manage product development efforts.

We believe that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements, and other expected liquidity requirements for the coming year. We expect to utilize existing cash and proceeds from operations to support strategies for Astrotech.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2016.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Astrotech Corporation
Austin, TX

We have audited the accompanying consolidated balance sheets of Astrotech Corporation (the Company) as of June 30, 2016 and 2015 the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astrotech Corporation at June 30, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Austin, Texas
September 29, 2016

ASTROTECH CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$4,399	$2,330
Short-term investments	17,102	23,161
Accounts receivable	156	198
Costs and estimated revenues in excess of billings	451	—
Inventory:
Raw materials	327	245
Work-in-process	75	30
Finished goods	94	234
Indemnity receivable	—	6,100
Prepaid expenses and other current assets	319	296
Total current assets	22,923	32,594
Property and equipment, net	3,392	3,108
Long-term investments	4,208	8,516
Total assets	$30,523	$44,218

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$237	$398
Accrued liabilities and other liabilities	1,563	1,801
Income tax payable	—	190
Total current liabilities	1,800	2,389
Other liabilities	96	101
Total liabilities	1,896	2,490

Commitments and contingencies (Note 15)

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 shares authorized, no shares issued and outstanding, at June 30, 2016 and June 30, 2015	—	—
Common stock, no par value, 75,000,000 shares authorized; 21,811,153 and 21,864,548 shares issued at June 30, 2016 and June 30, 2015, respectively; 20,627,511 and 20,743,973 shares outstanding at June 30, 2016 and June 30, 2015, respectively	189,294	189,007
Treasury stock, 1,183,642 and 1,120,575 shares at cost at June 30, 2016 and June 30, 2015, respectively	(2,828)	(2,672)
Additional paid-in capital	1,419	1,139
Accumulated deficit	(159,117)	(146,022)
Accumulated other comprehensive loss	(101)	(23)
Equity attributable to stockholders of Astrotech Corporation	28,667	41,429
Noncontrolling interest	(40)	299
Total stockholders’ equity	28,627	41,728
Total liabilities and stockholders’ equity	$30,523	$44,218

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)

	June 30,
	2016	2015
Revenue	$2,671	$513
Cost of revenue	2,332	424
Gross profit	339	89
Operating expenses:
Selling, general and administrative	7,708	12,966
Research and development	6,469	3,234
Total operating expenses	14,177	16,200
Loss from operations	(13,838)	(16,111)
Interest and other income, net	379	224
Loss from continuing operations before income taxes	(13,459)	(15,887)
Income tax benefit	25	5,941
Loss from continuing operations	(13,434)	(9,946)
Discontinued operations (Note 4)
Income from operations of ASO business (including gain from sale of $25.4 million in 2015)	—	26,739
Income tax expense	—	(6,138)
Income from discontinued operations	—	20,601
Net (loss) income	(13,434)	10,655
Less: Net loss attributable to noncontrolling interest	(339)	(123)
Net (loss) income attributable to Astrotech Corporation	(13,095)	10,778
Less: Deemed dividend to State of Texas Funding	—	531
Net (loss) income attributable to common stockholders	$(13,095)	$10,247

Amounts attributable to Astrotech Corporation:
Loss from continuing operations, net of tax	$(13,095)	$(9,823)
Income from discontinued operations, net of tax	—	20,601
Net (loss) income attributable to Astrotech Corporation	$(13,095)	$10,778

Weighted average common shares outstanding:
Basic and diluted	20,388	19,811

Basic and diluted net (loss) income per common share:
Net loss attributable to Astrotech Corporation from continuing operations	$(0.64)	$(0.52)
Net income from discontinued operations	—	1.04
Net (loss) income attributable to Astrotech Corporation	$(0.64)	$0.52

Other comprehensive (loss) income, net of tax:
Available-for-sale securities
Net unrealized losses, net of tax benefit of $0 and $8	$(92)	$(15)
Reclassification adjustment for realized losses included in net (loss) income	14	—
Total comprehensive (loss) income attributable to Astrotech Corporation	$(13,173)	$10,763

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity
Balance at June 30, 2014	19,544	$183,866	$(237)	$1,671	$(156,800)	$—	$1,800	$30,300
Net change in available-for-sale debt and marketable equity securities	—	—	—	—	—	(23)	—	(23)
Stock-based compensation	1,515	4,848	—	110	—	—	—	4,958
Exercise of stock options	149	223	—	(111)	—	—	—	112
Share repurchases	(808)	—	(2,435)	—	—	—	—	(2,435)
Restricted stock issuance	344	70	—	—	—	—	—	70
Capital contribution	—	—	—	—	—	—	422	422
Net income (loss)	—	—	—	—	10,778	—	(123)	10,655
Repayment of State of Texas Funding	—	—	—	(531)	—	—	(1,800)	(2,331)
Balance at June 30, 2015	20,744	189,007	(2,672)	1,139	(146,022)	(23)	299	41,728
Net change in available-for-sale debt and marketable equity securities	—	—	—	—	—	(78)	—	(78)
Stock-based compensation	—	—	—	331	—	—	—	331
Forfeiture of stock based comp	(104)	(92)	—	(67)	—	—	—	(159)
Exercise of stock options	16	—	—	16	—	—	—	16
Share repurchases	(63)	—	(156)	—	—	—	—	(156)
Restricted stock issuance	35	379	—	—	—	—	—	379
Net loss	—	—	—	—	(13,095)	—	(339)	(13,434)
Balance at June 30, 2016	20,628	$189,294	$(2,828)	$1,419	$(159,117)	$(101)	$(40)	$28,627

See the accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended June 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(13,434)	$10,655
Less: Income from discontinued operations	—	(20,601)
Net loss from continuing operations	(13,434)	(9,946)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation	551	5,028
Amortization	47	—
Depreciation	525	320
Changes in assets and liabilities:
Accounts receivable	42	(139)
Cost, estimated earnings and billings, net on uncompleted contracts	(451)	—
Accounts payable	(161)	(598)
Other assets and liabilities	(253)	(368)
Income tax payable	(190)	190
Net cash used in operating activities-continuing operations	(13,324)	(5,513)
Net cash used in operating activities-discontinued operations	—	(5,345)
Net cash used in operating activities	(13,324)	(10,858)

Cash flows from investing activities:
Purchases of security investments	—	(35,418)
Sale of available-for-sale investments	4,315	1,500
Maturities of held-to-maturity securities	5,927	2,241
Purchases of property and equipment	(809)	(2,268)
Net cash provided by (used in) investing activities-continuing operations	9,433	(33,945)
Net cash provided by investing activities-discontinued operations	6,100	53,189
Net cash provided by investing activities	15,533	19,244

Cash flows from financing activities:
Repayment of State of Texas	—	(1,800)
Payment of Texas State Funding dividend	—	(531)
Payments for share repurchase	(156)	(2,435)
Noncontrolling interest investment in subsidiary	—	422
Proceeds from exercise of stock options	16	112
Net cash used in financing activities-continuing operations	(140)	(4,232)
Net cash used in financing activities-discontinued operations	—	(5,655)
Net cash used in financing activities	(140)	(9,887)

Net change in cash and cash equivalents	2,069	(1,501)
Cash and cash equivalents at beginning of period	2,330	3,831
Cash and cash equivalents at end of period	$4,399	$2,330

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$62
Income taxes paid	$198	$—

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2016 and 2015

(1) Description of the Company and Operating Environment

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us” or “our”), a Washington corporation organized in 1984, is an innovative science and technology development and commercialization company that invents, acquires, and commercializes technological innovations sourced from internal research, universities, laboratories, and research institutions, and then funds, manages, and builds start-up companies for profitable divestiture to market leaders to maximize shareholder value.
Our Business

Segment Information – With the sale of the ASO business unit (see Note 4) and the founding of Astral, the Company operates two reportable business units, Astro Scientific and Astral. Since the Company operates in two segments, all financial segment information required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting (“FASB ASC 280”) can be found in Note 17 Segment Information.

 Astro Scientific

Astro Scientific is a technology incubator that commercializes innovative technologies. Subsidiaries 1st Detect and Astrogenetix currently reside in Astro Scientific:

1st Detect

1st Detect develops, manufactures, and sells chemical analyzers for use in the airport security, military, food and beverage, research, breath analysis, and leak detection markets. Our chemical analyzers can identify chemicals with more accuracy and precision than competing analyzers given their extreme sensitivity and specificity. By leveraging a concept from Oak Ridge National Laboratory and a preliminary design initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station, the Company developed a chemical analyzer that enables real time analytics that we believe to be significantly smaller, lighter, faster, and less expensive than competing analyzers. The majority of revenue in 1st Detect comes from working as a subcontractor on government contracts. The Company works with prime contractors in adapting our technology to be used in enhancing the government’s detection capabilities for a variety of applications.
Our product portfolio currently consists of the following products:

•	MMS-1000™ - the MMS-1000™ is a small, low-power desktop analyzer designed for the laboratory market.

•
OEM-1000 - the OEM-1000 is an original equipment manufacturer (“OEM”) component that drives the MMS-1000™.  It is designed to be integrated into customers’ packaging and enclosures and to be integrated with application-specific sampling or separation technology. Variants of the OEM-1000 have been selected by our partners for integration with their ancillary instrumentation.

Astrogenetix

Astrogenetix is a biotechnology company that is applying a fast-track on-orbit discovery platform using the International Space Station to develop vaccines and other therapeutics. NASA has engaged the Center for Vaccine Development at the University of Maryland (“UMD”), one of the leading vaccinology institutions in the world, to research the application of a vaccine for Salmonella. NASA is collaborating with UMD, meaning little investment is required of Astrogenetix.

Astral

Astral sells film-to-digital conversion, image enhancement, and defect removal and color correction services, providing conversion of television and feature 35mm and 16mm films to the new 4K UHD/HDR format. Astral is positioned to be a leader in the digital conversion and repair of feature films, film-based television series, sporting events shot on film, film libraries, film archives, and consumer media. Film assets will need to go through an upgrade to 4K to remain relevant for over-the-top distribution (Netflix, Amazon, Hulu, etc.) as television manufacturers sell more 4K UHD/HDR televisions and consumer demand for such content accelerates.

(2) Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Astrotech Corporation and its majority-owned subsidiaries that are required to be consolidated. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that directly affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Management continuously evaluates its critical accounting policies and estimates, including those used in evaluating the recoverability of long-lived assets, recognition of revenue, valuation of inventory, and the recognition and measurement of loss contingencies, if any.

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

Construction-Type and Production-Type Contracts

A portion of the Company’s revenue is derived from contracts to manufacture mass spectrometers to a buyer’s specification. These contracts are accounted for under the provisions of FASB ASC Topic 605-35 “Revenue Recognition: Construction-Type and Production-Type Contracts”. These contracts are fixed-price and are recorded on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. With respect to contract change orders, claims, or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable.

The Company enters into fixed-priced subcontracts on government projects that are one to two years long. Revenue from certain long-term, integrated project management contracts to provide new prototypes and completion services is reported on the percentage-of-completion method of accounting. At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project, and our progress is based on the percentage of cost incurred. Risks related to service delivery, usage, productivity, and other factors are considered in the estimation process. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders, and claims, less costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the total estimated contract profit times the current percentage complete for the contract.

Research and Development

Research and development costs are expensed as incurred. Income from the sale of prototype units in 1st Detect is booked as an offset to research and development and will continue to be booked accordingly until the Company transitions to full production. Research and development expenses for the fiscal years ended June 30, 2016 and 2015 were $6.5 million and $3.2 million, respectively.

Net Income (Loss) Earnings per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share includes all common stock options and other common stock equivalents that potentially may be issued as a result of conversion privileges unless the impact is considered anti-dilutive (see Note 13).

Cash and Cash Equivalents

The Company considers short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are comprised primarily of operating cash accounts, money market investments, and certificates of deposits.

Accounts Receivable

The carrying value of the Company’s accounts receivable, net of the allowance for doubtful accounts, represents their estimated net realizable value. Astrotech estimates the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. The Company anticipates collecting all unreserved receivables within one year. As of June 30, 2016 and 2015, there was no allowance for doubtful accounts deemed necessary.

Inventory

The Company computes inventory cost on a first-in, first-out basis, and inventory is valued at the lower of cost or market. The valuation of inventory also requires the Company to estimate obsolete and excess inventory as well as inventory that is not of saleable quality.

Property and Equipment

Property and equipment are stated at cost. All furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets, which is generally five years. Purchased software is typically depreciated over three years; however, Astral’s proprietary software, Astral HDR ICE™, is being depreciated over seven years as this is management’s best estimate of useful life of this platform. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the term of the lease. Repairs and maintenance are expensed when incurred.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Recoverability of long-lived assets is dependent on a number of conditions, including uncertainty about future events and demand for our services. No impairments were identified in the years ended June 30, 2016 and 2015.

Fair Value of Financial Instruments

Astrotech’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, investments, and accrued liabilities. The Company’s management believes the carrying amounts of these assets and liabilities approximates their fair value. For more information about the Company’s accounting policies surrounding fair value instruments, see Note 9.

Available-for-Sale Investments

Investments that are designated as available-for-sale are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive (loss) income. The Company determines the cost of the investment sold based on a first-in, first-out cost basis at the individual security level. The Company’s investments are subject to a periodic impairment review and are evaluated based on the specific facts and circumstances present at the time of assessment, which include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and the Company’s ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other than temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments, net of gains (losses). For more information on investments, see Note 3.

Held-to-Maturity Investments

Investments that are designated as held-to-maturity investments are reported at historical amortized costs. These are investments the Company intends to hold until maturity. The Company’s investments are subject to a periodic impairment review. The Company will write down any investment that the Company does not expect to recover the entire amortized cost basis of the instrument. The Company separates other than temporary impairments into amounts representing credit losses, which are recognized in interest and other, net income (expense) items, and amounts related to all other factors, which are recognized in other comprehensive (loss) income. For more information on investments, see Note 3.

Operating Leases

The Company leases space under operating leases. Lease agreements often include tenant improvement allowances, rent holidays, and rent escalation clauses, as defined in the respective lease agreements. Most of the Company’s lease agreements include renewal periods at the Company’s option. The Company recognizes rent holiday periods, tenant improvement allowances, and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased property. The Company records tenant improvement allowances and rent holidays as deferred rent liabilities on the consolidated balance sheets and amortizes the deferred rent over the terms of the lease to rent expense on the consolidated statements of operations.

Share-Based Compensation

The Company accounts for share-based awards to employees based on the fair value of the award on the grant date. The fair value of stock options is estimated using the expected dividend yields of the Company’s stock, the expected volatility of the stock, the expected length of time the options remain outstanding, and the risk-free interest rates. Changes in one or more of these factors may significantly affect the estimated fair value of the stock options. The Company recognizes forfeitures as they occur. The fair value of awards that are likely to meet goals, if any, are recorded as an expense over the vesting period (see Note 11 for more information).

Noncontrolling Interest

Noncontrolling interest accounting is applied for any entities where the Company maintains more than 50% and less than 100% ownership. The Company clearly identifies the noncontrolling interest in the balance sheets and income statements. The Company also discloses three measures of net income (loss): net income (loss), net loss attributable to noncontrolling interest, and net income (loss) attributable to Astrotech Corporation. The Company’s operating cash flows in its consolidated statements of cash flows reflect net income (loss), while basic and diluted earnings per share calculations reflect net income (loss) attributable to Astrotech Corporation.

The noncontrolling interest balance of $(40) thousand and $299 thousand at June 30, 2016 and June 30, 2015, respectively, represents an interest by a minority shareholder in one of the Company’s subsidiaries more fully discussed in Note 5.

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

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ equity.

Accounting Pronouncements

In May 2014 the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (as updated by ASU 2015-14 in August 2015 and ASU 2016-08 in March 2016). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 was to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. ASU 2015-14 delayed the required adoption date for public entities to periods beginning after December 15, 2017, although early adoption to the original effective date under ASU 2014-09 is permitted. Once implemented, the Company can use one of two retrospective application methods for prior periods. Earlier application is not permitted. The Company expects this pronouncement to effect the timing of when revenue is recognized, but not the amount. The Company plans to adopt this standard in fiscal year 2019. The Company is still to determine the method of adoption.

In July 2015 the FASB issued ASU No. 2015-11, “Simplifying the Measurements of Inventory” (“ASU 2015-11”). ASU 2015-11 requires management to evaluate inventory at the lower of cost and net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted by all entities as of the beginning of an interim or annual reporting period. The Company is in the process of assessing the impact, if any, on its consolidated financial statements.

In November 2015 the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The amendments in ASU 2015-17 eliminate the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in this ASU are effective for public companies for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company believes that this ASU will not have a material effect on its financial statements. The Company will adopt ASU 2015-17 in fiscal year 2017.

In January 2016 the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, “Fair Value Measurements,” and as such these investments may be measured at cost. ASU 2016-01 will be effective for the Company’s fiscal year beginning July 1, 2018, and subsequent interim periods. The adoption of ASU 2016-01 is not expected to have an impact on the Company’s financial statements. The Company will adopt this ASU in fiscal year 2019.

In February 2016 the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is assessing the impact the adoption of ASU 2016-02 will have on its financial statements.

In March 2016 the FASB issued ASU 2016-09, “Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company decided to early adopt this guideline as of the beginning of the current fiscal year. It did not have a material impact on the Company’s financial statements.

In June 2016 the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, ASU 2016-13 eliminates the probable initial recognition threshold in current generally accepted accounting standards, and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current generally accepted accounting standards; however, ASU 2016-13 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. This amendment affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.

In August 2016 the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

(3) Investments

The following tables summarize gains and losses related to the Company’s investments:

Available-for-Sale	June 30, 2016
(In thousands)	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$12,908	$—	$(101)	$12,807
Total	$12,908	$—	$(101)	$12,807

	June 30, 2015
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$17,250	$6	$(29)	$17,227
Total	$17,250	$6	$(29)	$17,227

Held-to-Maturity	June 30, 2016
(In thousands)	Carrying	Unrealized	Unrealized	Fair
	Value	Gain	Loss	Value
Fixed Income Bonds	$3,513	$11	$(6)	$3,518
Time Deposits	4,990	7	—	4,997
Total	$8,503	$18	$(6)	$8,515

	June 30, 2015
	Carrying	Unrealized	Unrealized	Fair
	Value	Gain	Loss	Value
Fixed Income Bonds	$3,526	$—	$(32)	$3,494
Time Deposits	10,924	11	(5)	10,930
Total	$14,450	$11	$(37)	$14,424

The Company has certain financial instruments on its consolidated balance sheet related to interest bearing time deposits and fixed income bonds. These held-to-maturity time deposits are included in “Short-term investments” if the maturities at the end of the reporting period were 360 days or less or “Long-term investments” if the maturities at the end of the reporting period were over 360 days. Fixed income bonds, maturing over the next one to four years, are comprised of investments in various corporations with ratings of BBB- or better.

	Carrying Value
	Short-Term Investments		Long-Term Investments
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Mutual Funds - Corporate & Government Debt	$12,807	$17,227	$—	$—
Time Deposits
Maturities from 1-90 days	2,243	1,496	—	—
Maturities from 91-360 days	1,699	4,438	—	—
Maturities over 360 days	—	—	1,048	4,990
Fixed Income Bonds
Maturities less than 1 year	353	—	—	—
Maturities from 1-3 years	—	—	3,160	2,073
Maturities from 3-5 years	—	—	—	1,453
Total	$17,102	$23,161	$4,208	$8,516

(4) Discontinued Operations & Gain on the Sale of the ASO Business Unit

In August 2014 the Company completed the previously announced sale of substantially all of its assets used in the Company’s former ASO business unit (the “Asset Sale”) to Lockheed Martin Corporation (the “Buyer”) for an agreed upon sales price of $61.0 million, less a working capital adjustment. The net sales price was $59.3 million, which included a working capital adjustment of $1.7 million and an indemnity holdback of $6.1 million. As of June 30, 2016, the Company had received the full net sales prices of $59.3 million. The indemnity holdback was being held in an escrow account under the terms of an escrow agreement until February 2016, (the 18-month anniversary of the consummation of the transaction). 100% of the indemnity holdback was released on February 25, 2016 and no further claims may be made. The ASO business unit consisted of: (i) ownership, operation and maintenance of spacecraft processing facilities in Titusville, Florida and Vandenberg Air Force Base, California; (ii) supporting government and commercial customers processing complex communication, earth observation and deep space satellite launches; (iii) designing and building spacecraft processing equipment and facilities; and (iv) providing propellant services including designing, building, and testing propellant service equipment for fueling spacecraft.

Additionally, as part of the Asset Sale, the Company used a portion of the proceeds to pay off the outstanding balance of its term loan of $5.7 million, which was secured by assets of the ASO business unit. As such, 100% of the interest expense on the debt was allocated to discontinued operations in the amount $63 thousand for the year ended 2015.

The sale of the former ASO business unit, which was previously reported within the Company’s former ASO business unit segment, resulted in a pre-tax gain of $25.4 million ($20.6 million after-tax) for the year ended June 30, 2015. The pre-tax gain on this sale reflects the excess of the sum of the cash proceeds received over the net book value of the net assets of the Company’s former ASO business unit.

The total pre-tax gain on the sale for the year ended June 30, 2015, includes the following (in thousands):

Cash proceeds from the sale of the ASO business	$53,189
Receivable for indemnity holdback	6,100
Liabilities assumed by the Buyer	2,478
Net book value of assets sold	(36,175)
Other	(156)
Gain on sale of the former ASO business	$25,436

Even though the Company was party to a transition services agreement that expired on August 22, 2015, it has been determined that the continuing cash flows generated by this agreement did not constitute significant continuing involvement in the operations of the former ASO business unit. As such, the operating results and cash flows related to the former ASO business unit have been separately reflected as discontinued operations for the year ended June 30, 2015.

The following table provides a reconciliation of the major components of income of the former ASO business unit to the amounts reported in the consolidated statements of operations (in thousands):

	Year Ended June 30,
	2016	2015
Major line items constituting income of discontinued operations
Revenue	$—	$2,807
Cost of revenue	—	(1,313)
Selling, general and administrative	—	(128)
Other expense, net	—	(63)
Gain on sale of discontinued operations	—	25,436
Income tax expense	—	(6,138)
Income on discontinued operations	$—	$20,601

(5) Noncontrolling Interest

Astral was created in conjunction with a noncontrolling interest, resulting in Astrotech owning 72% of Astral at the point of creation and 83% as of June 30, 2015; the Company owns 92% of Astral as of June 30, 2016. The following table details the contributions from the Company and the minority interest owner and the Company’s ownership percentage of Astral:

(In thousands)	Astrotech	Minority Owner	Astrotech Ownership
Initial investment	$1,422	$422	72%
Additional contributions made in fiscal year 2015	1,000	—	83%
Additional contributions made in fiscal year 2016	3,000	—	92%
Total Contributions	$5,422	$422

The Company applies noncontrolling interest accounting, which requires us to clearly identify the noncontrolling interest in the condensed consolidated balance sheets and consolidated income statements. The Company discloses three measures of net income (loss): net income (loss), net loss attributable to noncontrolling interest, and net income (loss) attributable to Astrotech Corporation. The Company’s operating cash flows in its consolidated statements of cash flows reflect net income (loss), while our basic and diluted earnings per share calculations reflect net income (loss) attributable to Astrotech Corporation.

The noncontrolling interest balance of $1.8 million at June 30, 2014 represented an interest held by the State of Texas Emerging Technology Fund, which was settled in August 2014 for $2.3 million (see Note 16 for more information). The noncontrolling interest balance of $(40) thousand and $299 thousand represents a noncontrolling interest in Astral at June 30, 2016 and 2015, respectively.

(In thousands)	2016	2015
Beginning balance	$299	$1,800
Net loss attributable to noncontrolling interest	(339)	(123)
Repayment of State of Texas Emerging Technology Fund	—	(1,800)
Noncontrolling interest funding of Astral	—	422
Ending balance	$(40)	$299

(6) Property and Equipment

As of June 30, 2016 and 2015, property and equipment consisted of the following (in thousands):

	June 30,
	2016	2015
Furniture, Fixtures, Equipment & Leasehold Improvements	$2,856	$2,946
Software	2,074	1,132
Capital Improvements in Progress	9	1,976
Gross Property and Equipment	4,939	6,054
Accumulated Depreciation	(1,547)	(2,946)
Property and Equipment, net	$3,392	$3,108

Depreciation and amortization expense of property and equipment for the years ended June 30, 2016 and 2015 was $0.6 million and $0.3 million, respectively.

(7) Accrued Liabilities and Other Liabilities

The following table represents the balances of accrued liabilities and other liabilities on the consolidated balance sheet as of June 30, 2016 and 2015 (in thousands):

	June 30, 2016	June 30, 2015
Accrued payroll, bonuses, and other payroll related liabilities	$1,000	$909
Accrued expenses	327	679
Deferred revenue	54	60
Other current liabilities	182	153
Total	$1,563	$1,801

(8) Debt

In October 2010 the Company’s former ASO business unit entered into a financing facility with a commercial bank providing a $7.0 million term loan and a $3.0 million revolving credit facility. The $7.0 million term loan was to terminate in October 2015 and the $3.0 million revolving credit facility expired in October 2012. The bank financing facilities were secured by the assets of ASO, including accounts receivable, and required the Company to comply with designated covenants. In August 2014 the Company used a portion of the proceeds from the Asset Sale to pay off the outstanding balance of the term loan of $5.7 million which is reported in the statement of cash flows as discontinued operations. The Company had no outstanding debt as of June 30, 2016 and 2015.

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

The following tables present the carrying amounts, estimated fair values and valuation input levels of certain financial instruments as of June 30, 2016 and June 30, 2015:

	June 30, 2016
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$12,807	$12,807	$—	$—	$12,807
Held-to-Maturity Securities
Bonds: 0-1 year	353		352		352
Bonds: 1-3 years	3,160	—	3,166	—	3,166
Bonds: 3-5 years	—	—	—	—	—
Time deposits: 1-90 days	2,243	—	2,244	—	2,244
Time deposits: 91-360 days	1,699	—	1,703	—	1,703
Time deposits: over 360 days	1,048	—	1,050	—	1,050
Total	$21,310	$12,807	$8,515	$—	$21,322

	June 30, 2015
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$17,227	$17,227	$—	$—	$17,227
Held-to-Maturity Securities
Bonds: 0-1 year	—	—	—	—	—
Bonds: 1-3 years	2,073	—	2,057	—	2,057
Bonds: 3-5 years	1,453	—	1,438	—	1,438
Time deposits: 1-90 days	1,496	—	1,496	—	1,496
Time deposits: 91-360 days	4,438	—	4,440	—	4,440
Time deposits: over 360 days	4,990	—	4,993	—	4,993
Total	$31,677	$17,227	$14,424	$—	$31,651

(10) Business Risk and Credit Risk Concentration Involving Cash

For the year ended June 30, 2016, the Company had three customers that together comprised 100% of the Company’s revenue. All of the Company’s revenue for the year ended June 30, 2015 came from one customer. The following tables summarize the concentrations of sales and trade accounts receivable percentages for the Company’s three customers:

	Year Ended June 30, 2016	Year Ended June 30, 2015
	Percentage of Total Sales	Percentage of Total Sales
NGCD Partner	61%	100%
DHS S&T Partner	30%	—%
A Japanese aerospace company	9%	—%

	June 30, 2016	June 30, 2015
	Percentage of Trade A/R	Percentage of Trade A/R
NGCD Partner	—%	—%
DHS S&T Partner	100%	—%
A Japanese aerospace company	—%	—%

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation
(the “FDIC”). In October 2008 the FDIC increased its insurance to $250,000 per depositor. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what the Company believes to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(11) Common Stock Incentive, Stock Purchase Plans, and Other Compensation Plans

2008 Stock Incentive Plan (“2008 Plan”)

The 2008 Plan was created to promote growth of the Company by aligning the long-term financial success of the Company with the employees, directors, and consultants. At the time of approval, 5,500,000 shares of Astrotech’s common stock were reserved for issuance under this plan. The 2008 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock options, stock appreciation rights (“SARs”), and restricted stock to employees, directors, and consultants of the Company. As of June 30, 2016, there were 10,000 shares available for grant under the 2008 Plan.

2011 Stock Incentive Plan (“2011 Plan”)

The 2011 Plan was designed to increase shareholder value by compensating employees over the long term. The plan is to be used to promote long-term financial success and execution of the Company’s business strategy. At the time of approval, 1,750,000 shares of Astrotech’s common stock were reserved for issuance under this plan. On June 26, 2014, an additional 2,000,000 shares of Astrotech’s common stock were approved for issuance under this plan. The 2011 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock, stock options, SARs, and restricted stock to employees, directors, and consultants of the Company. As of June 30, 2016, there were 1,611,907 shares available for grant under the 2011 Plan.

Stock Option Activity Summary

The Company’s stock option activity for the years ended June 30, 2016 and 2015 was as follows:

	Shares (In thousands)	Weighted Average Exercise Price
Outstanding at June 30, 2014	875	$0.91
Granted	409	2.76
Exercised	(149)	0.75
Canceled or expired	(7)	14.01
Outstanding at June 30, 2015	1,128	$1.53
Granted	170	1.50
Exercised	(16)	1.09
Canceled or expired	(324)	2.56
Outstanding at June 30, 2016	958	$1.18

The aggregate intrinsic value of options exercisable at June 30, 2016 was $1.5 million as the fair value of the Company’s common stock is more than the exercise prices of these options. The aggregate intrinsic value of all options outstanding at June 30, 2016 was $1.6 million.

Range of exercise prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Options Exercisable Weighted- Average Exercise Price
$0.32 – 0.71	432,750	4.14	$0.60	432,750	$0.60
$1.20 – 1.50	430,000	7.56	1.32	430,000	1.32
$3.20 – 3.20	95,000	8.78	3.20	45,003	3.20
$0.32 – 3.20	957,750	6.14	$1.18	907,753	$1.06

Compensation costs recognized related to vested stock option awards during the year ended June 30, 2016 and 2015 was $0.3 million and $0.1 million, respectively. At June 30, 2016, there was $0.1 million of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock

The Company’s restricted stock activity for the years ended June 30, 2016 and 2015, was as follows:

	Shares (In thousands)	Weighted Average Grant-Date Fair Value
Outstanding at June 30, 2014	8	$0.75
Granted	336	3.16
Vested	(8)	0.75
Canceled or expired	—	—
Outstanding at June 30, 2015	336	$3.16
Granted	35	2.02
Vested	(112)	2.79
Canceled or expired	(104)	3.20
Outstanding at June 30, 2016	155	$3.14

At June 30, 2016 and 2015, there was $0.4 million and $1.0 million of unrecognized compensation costs related to restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.8 years.

Fair Value of Stock-Based Compensation

Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes model on the date of grant of stock options.  The fair values of stock options are amortized as compensation expense on a straight-line basis over the vesting period of the grants. The Company recognizes forfeitures as they occur. The assumptions used for the years ended June 30, 2016 and 2015 and the resulting estimates of weighted-average fair value per share of options granted are summarized in the following table:

	Year ended June 30, 2016	Year ended June 30, 2015
Expected Dividend Yield	—%	—%
Expected Volatility	109%	109%
Risk-Free Interest Rates	0.65%	2.18%
Expected Option Life (in years)	8.71	10.00
Weighted-average grant-date fair value of options awarded	$1.18	$0.70

•
The expected dividend yield is based on the Company’s current dividend yield and the best estimate of projected dividend yield for future periods within the expected life of the option, which is currently 0%.

•
The Company estimated volatility using the historical share price performance over the expected life. Management believes the historical estimated volatility is materially indicative of expectations about future volatility.

•	The estimate of the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

•
Due to the Company having insufficient historical data for calculating expected life of options for the year ended June 30, 2015, the Company used the contractual term of the options. For the year ended June 30, 2016, the Company used the simplified method of calculating the expected life of options.

Securities Repurchase Program

On December 12, 2014, the Board of Directors amended the share repurchase program to allow for the repurchase of up to $5.0 million more treasury shares until December 31, 2015. On December 3, 2015, the Board authorized an extension of the share repurchase program through December 31, 2016. As of June 30, 2016, the Company had repurchased 188,635 shares of common stock at a cost of $492 thousand, which represents an average cost of $2.61 per share, and $4.5 million of securities are still available for repurchase under this program.

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

Shares Repurchased from Related Parties

The Company repurchased 100,000 shares from a Director in October 2014 at an average price of $2.56, which was the average market price at the date of the transaction. In April 2015 the Company repurchased 563,580 shares issued to the Directors, Chief Executive Officer, and Chief Financial Officer related to their tax withholding obligations at an average price of $3.20, which was the closing market price at the date of the transaction. In April 2016 the Company repurchased 7,075 shares issued to the Chief Operating Officer related to his tax withholding obligation at a price of $2.02, which was the closing market price at the date of the transaction.

(12) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of June 30, 2016 and 2015, the Company had established a full valuation allowance against all of its net deferred tax assets.

To the extent that a loss from continuing operations can be utilized to offset the income otherwise resulting from discontinued operations, it has been recognized as a tax benefit from continuing operations.  To the extent that a loss or credit carryover can be utilized to offset the income from discontinued operations, it has been recognized as a tax benefit from discontinued operations.

For the fiscal year ended June 30, 2016, the Company incurred losses from continuing operations in the amount of $13.5 million. The total effective tax rate for continuing operations is approximately 0% for the fiscal year. There is current state tax expense of approximately $4 thousand.

FASB ASC 740, Income Taxes addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had no unrecognized tax benefit for the year ended June 30, 2016, compared to an unrecognized tax benefit of $0.1 million for the year ended June 30, 2015.

For the years ended June 30, 2016 and 2015, the Company’s effective tax rate differed from the federal statutory rate of 34%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized.

The components of income tax benefit from continuing operations are as follows (in thousands):

	Year Ended June 30,
	2016	2015
Current
Federal	$(29)	$(5,414)
State and local	4	(527)
Foreign	—	—
	$(25)	$(5,941)
Deferred
Federal	—	—
State and local	—	—
Foreign	—	—
Total tax benefit from continuing operations	$(25)	$(5,941)

The components of income tax expense from discontinued operations are as follows (in thousands):

	Year Ended June 30,
	2015	2014
Current
Federal	$—	$5,611
State and local	—	527
Foreign	—	—
	$—	$6,138
Deferred
Federal	—	—
State and local	—	—
Foreign	—	—
Total tax expense from discontinued operations	$—	$6,138

A reconciliation of the reported income tax expense (benefit) to the amount that would result by applying the U.S. Federal statutory rate to the income (loss) before income taxes to the actual amount of income tax expense (benefit) recognized follows (in thousands):

	Year Ended June 30,
	2016	2015
Expected benefit	$(4,576)	$(5,414)
State tax expense	4	—
Change in temporary tax adjustments not recognized	4,414	5,589
Other permanent items	133	22
Total income tax benefit (expense)	$(25)	$197

The Company’s deferred tax assets as of June 30, 2016 and 2015 consist of the following (in thousands):

	Year Ended June 30,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$15,704	$10,869
Alternative minimum tax credit carryforwards	857	868
Accrued expenses and other timing	1,473	912
Total gross deferred tax assets	$18,034	$12,649
Less — valuation allowance	(17,939)	(11,887)
Net deferred tax assets	$95	$762
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	$(95)	$(762)
Total gross deferred tax liabilities	$(95)	$(762)
Net deferred tax assets (liabilities)	$—	$—

The Company files consolidated returns for federal, California, Florida, and Texas income and franchise taxes. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be utilized to offset future tax liabilities. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2016, the Company provided a full valuation allowance of approximately $18.0 million against its net deferred tax assets.

The valuation allowance increased by approximately $6.1 million for the year ended June 30, 2016. The valuation allowance decreased by approximately $4.1 million for the year ended June 30, 2015. Since the Company reflects a full valuation allowance against its deferred tax assets, there has been no income tax impact from these changes.

At June 30, 2016, the Company had net operating loss carryforwards of approximately $22.7 million ($7.7 million, tax effected) for federal income tax purposes that are available to offset future regular taxable income. These net operating loss carryforwards expire between the years 2021 and 2036. Utilization of some of these net operating losses is limited due to the changes in stock ownership of the Company associated with the October 2007 Exchange Offer; as such, the benefit from these losses may not be realized.

The Company also has accumulated state net operating loss carryforwards of approximately $17.0 million ($0.7 million, tax effected) that are available to offset future state taxable income. These net operating loss carryforwards expire between the years 2031 and 2036. These losses may also be subject to utilization limitations; as such, the benefit from these losses may not be realized.

The Company has a temporary credit for business loss carryovers that may be utilized to offset its Texas margin tax. The credit amount is $0.5 million ($0.3 million, tax effected). These credits may be used to offset $13 thousand of state tax liability each year and will expire in 2027.

The Company has $0.9 million of alternative minimum tax credit carryforwards available to offset future regular tax liabilities.

Uncertain Tax Positions

The Company’s change in uncertain tax benefit reserves during 2016 and 2015 were as follows (in thousands):

	2016	2015
Balance at July 1	$76	$72
Additions for tax positions of current period	—	—
Additions for tax positions of prior years	—	4
Decreases for tax positions of prior years	(76)	—
Balance at June 30	$—	$76

As of June 30, 2016, the Company removed the uncertain tax benefit reserve of approximately $76 thousand. Due to the statute of limitations in California, the Company can no longer recognize the tax benefit related to state taxes. The Company recognizes interest and penalties related to income tax matters in income tax expense. For the year ended June 30, 2016, the Company did not recognize any interest expense for uncertain tax positions. During the year ended June 30, 2015, the Company recognized interest expense related to uncertain tax positions of approximately $4 thousand.

(13) Net (Loss) Income per Share

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

Reconciliation and the components of basic and diluted net (loss) income per share are as follows (in thousands, except per share data):

	Year Ended June 30,
	2016	2015
Numerator:
Amounts attributable to Astrotech Corporation, basic and diluted:
Loss from continuing operations, net of tax	$(13,095)	$(9,823)
Income from discontinued operations, net of tax	—	20,601
Net (loss) income attributable to Astrotech Corporation	(13,095)	10,778
Less: Texas State Fund deemed dividend (Note 16)	—	531
Net income (loss) attributable to Astrotech Corporation applicable to common shareholders	$(13,095)	$10,247
Denominator:
Denominator for basic and diluted net income (loss) per share attributable to Astrotech Corporation — weighted average common stock outstanding	20,388	19,811
Basic and diluted net (loss) income per common share:
Net loss attributable to Astrotech Corporation from continuing operations	$(0.64)	$(0.52)
Net income from discontinued operations	—	1.04
Net (loss) income attributable to Astrotech Corporation applicable to common shareholders	$(0.64)	$0.52

All unvested restricted stock awards for the year ended June 30, 2016 are not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive. Options to purchase 957,750 shares of common stock at exercise prices ranging from $0.32 to $3.20 per share outstanding for the year ended June 30, 2016 were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive. Options to purchase 1,127,750 shares of common stock at exercise prices ranging from $0.32 to $3.20 per share outstanding for the year ended June 30, 2015 were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive.

(14) Employee Benefit Plans

Astrotech has a defined contribution retirement plan, which covers substantially all employees and officers. For each of the years ended June 30, 2016 and 2015, the Company has contributed the required match of $0.2 million to the plan. The Company has the right, but not an obligation, to make additional contributions to the plan in future years at the discretion of the Company’s Board of Directors. The Company has not made any additional contributions for the years ended June 30, 2016 and 2015.

(15) Commitments and Contingencies

The Company is obligated under non-cancelable operating leases for equipment and office space. Future minimum payments under the operating leases are as follows (in thousands):

Year Ended June 30,
2017	$509
2018	582
2019	515
2020	330
2021	357
Thereafter	557
Total	$2,850

Rent expense was approximately $0.4 million and $0.3 million for each of the years ended June 30, 2016 and 2015, respectively.

Astrotech Corporation presently subleases office space consisting of approximately 6,000 square feet in Austin, Texas. The lease began in July 2016 and expires in January 2017 with no provision to renew nor extend the sublease.

Astrotech Corporation has signed an agreement to lease office space consisting of approximately 5,000 square feet in Austin, Texas. The lease is to begin in November 2016 and expires in December 2023 with a provision to renew and extend the lease for the entire premise for one renewal term of five years. Astrotech must, in writing, advise the landlord of its intention to renew the lease at least eight months before the expiration of its current lease in order to renew the lease.

Astral presently subleases a premise consisting of approximately 4,000 square feet in Austin, Texas. The lease began in July 2015 and expires in May 2018 with no provision to renew nor extend the lease.

1st Detect presently leases two adjoining premises consisting of approximately 17,000 and 9,000 square feet in the city of Webster, Texas. The original lease began in May 2013 and was to expire in June 2018; these dates were amended in October 2014 with the amended lease beginning February 1, 2015, and expiring April 30, 2020, with provisions to renew and extend the lease for the entire premises, but not less than the entire premises, for two renewal terms of five years each. 1st Detect must in writing advise the landlord of its intention to renew the lease at least six months before the expiration of its current lease in order to renew the lease.

Employment Contracts

The Company has entered into an employment contract with a key executive. Generally, certain amounts may become payable in the event the Company terminates the executive’s employment.

Legal Proceedings

The Company is not party to, nor are its properties the subject of, any material pending legal proceedings, other than as set forth below:

Astrotech was named as a party to a suit filed in the Circuit Court of the Eighteenth Judicial Circuit for Brevard County, Florida. This was an action for foreclosure of certain real estate and for debt. The Company was named as a party because it held an inferior lien against the property at issue and had to be named in the foreclosure action. No monetary relief was requested from Astrotech at the time. In July 2014 the Company received a lump sum payment of $50 thousand, less legal fees, along with a release of liability in exchange for a release of its inferior mortgage. In October 2014 the underlying lawsuit was voluntarily dismissed and the case was closed.

(16) State of Texas Funding

In March 2010, the Texas Emerging Technology Fund awarded 1st Detect $1.8 million for the development and marketing of the Miniature Chemical Detector, a portable mass spectrometer designed to provide mass spectrometry analytics in real-time for explosive device detection in airports and the battlefield, industrial quality and process controls, environmental field applications, and laboratory research. In exchange for the award, 1st Detect granted a common stock purchase right and a note payable to the State of Texas. The economic substance of the transaction was that the State of Texas had purchased shares of 1st Detect in exchange for the granted award. In August 2014 1st Detect settled the note payable and common stock repurchase right with a payment of $2.3 million. The Company has accounted for the difference between the $2.3 million paid and the $1.8 million received as a deemed dividend in its calculation of earnings per share.

(17) Segment Information

The Company currently has two reportable business units: Astro Scientific and Astral.

Astro Scientific

Astro Scientific is a technology incubator that commercializes innovative technologies. Subsidiaries 1st Detect and Astrogenetix currently reside in Astro Scientific:

1st Detect - 1st Detect develops, manufactures, and sells chemical analyzers for use in the airport security, military, food and beverage, research, breath analysis, and leak detection markets. Our chemical analyzers can identify chemicals with more accuracy and precision than competing analyzers given their extreme sensitivity and specificity. By leveraging a concept from Oak Ridge National Laboratory and a preliminary design initiated by an engagement with NASA to develop a mass spectrometer for the ISS, the Company developed a chemical analyzer that enables real time analytics that we believe to be significantly smaller, lighter, faster, and less expensive than competing analyzers. The majority of revenue in 1st Detect comes from working as a subcontractor on government contracts. The Company works with prime contractors in adapting our technology to be used in enhancing the government’s detection capabilities for a variety of applications.

Astrogenetix - Astrogenetix is a biotechnology company that is applying a fast-track, on-orbit discovery platform using the ISS to develop vaccines and other therapeutics. NASA has engaged the Center for Vaccine Development at UMD, one of the leading vaccinology institutions in the world, to research the application of a vaccine for Salmonella. NASA is collaborating with UMD, meaning little investment is required of Astrogenetix.

Astral

Astral sells film-to-digital conversion, image enhancement, and defect removal and color correction services, providing conversion of television and feature 35mm and 16mm films to the new 4K UHD/HDR format. Astral is positioned to be a leader in the digital conversion and repair of feature films, film-based television series, sporting events shot on film, film libraries, film archives, and consumer media. Film assets will need to go through an upgrade to 4K to remain relevant for over-the-top distribution (Netflix, Amazon, Hulu, etc.) as television manufacturers sell more 4K UHD/HDR televisions and consumer demand for such content accelerates.

All intercompany transactions between business units have been eliminated in consolidation.

Key financial metrics of the Company’s segments for the years ended June 30, 2016 and 2015 are as follows:

	Year Ended June 30, 2016		Year Ended June 30, 2015
Revenue and Income (In thousands)	Revenue	Loss before income taxes	Revenue	Loss before income taxes
Astral	$1	$(2,610)	$12	$(560)
Astro Scientific	2,670	(10,849)	501	(15,327)
Total	$2,671	$(13,459)	$513	$(15,887)

	Year Ended June 30, 2016		Year Ended June 30, 2015
Assets (In thousands)	Fixed Assets, net	Total Assets	Fixed Assets, net	Total Assets
Astral	$2,246	$2,398	$1,885	$2,569
Astro Scientific	1,146	28,125	1,223	41,649
Total	$3,392	$30,523	$3,108	$44,218

	Year Ended June 30, 2016		Year Ended June 30, 2015
Depreciation & Amortization and Capital Expenditures (In thousands)	Depreciation & Amortization	Total Capital Expenditures	Depreciation & Amortization	Total Capital Expenditures
Astral	$127	$487	$11	$1,896
Astro Scientific	398	322	360	372
Total	$525	$809	$371	$2,268

(18) Subsequent Events

Subsequent to June 30, 2016, Astrotech Corporation subleased premises consisting of approximately 6,000 square feet in the city of Austin, Texas. The sublease is from July 2016 to January 2017 for approximately $6 thousand per month.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are ineffective. Except as identified below, there have been no material changes in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of June 30, 2016, based on the frame-work in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992).

As a result of our assessment, we identified control deficiencies that constitute a material weakness in the design and operation of our internal control over financial reporting. The following material weakness was present at June 30, 2016:

•
We did not identify and implement appropriate accounting policies to ensure the recognition of revenue was in accordance with generally accepted accounting principles. Specifically, we incorrectly accounted for certain sales contracts entered into during fiscal 2016 as multiple-element arrangements within the scope of Accounting Standard Codification (“ASC”) Topic 605-25, Multiple-Element Arrangements, when such contracts should have been accounted for as contracts within the scope of ASC 605-35, Construction-Type and Production-Type Contracts. This error resulted in an understatement of our reported revenues through March 31, 2016, which was corrected in the fourth quarter of fiscal 2016 but deemed immaterial to the previously issued financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Remediation

To remediate the material weakness described above, we are implementing and/or plan to implement the following:

•	Design and evaluate a remediation action for the review and analysis of revenue transactions involving contracts and validate or improve the related policy and procedures;

•	Expand revenue recognition education for employees directly responsible for executing control activities related to our sales contracts; and

•	Document our revenue recognition policies and procedures to provide detailed explanations specific to the Company’s sales contracts.

When fully implemented and operational, we believe the measures described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

As set forth below, the information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated herein by reference to the Company’s definitive proxy statement to be used in connection with its 2016 Annual Meeting of Stockholders and which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended June 30, 2016 (the “2016 Proxy Statement”), in accordance with General Instructions G(3) of Form 10-K.

Item 10.    Directors, Executive Officers, and Corporate Governance

The information required by Item 10 will be contained in, and is hereby incorporated by reference to, the 2016 Proxy Statement.

Item 11.  Executive Compensation

The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2016 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2016 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2016 Proxy Statement.

Item 14.   Principal Accounting Fees and Services

The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2016 Proxy Statement.

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

4.8
Amendment Seven to Rights Agreement, dated as of August 4, 2016, between Astrotech Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on August 8, 2016).

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

Astrotech Corporation

By:	/s/ Thomas B. Pickens III
Thomas B. Pickens III
Chief Executive Officer

Date: September 29, 2016

By:	/s/ Eric N. Stober
Eric N. Stober
Chief Financial Officer and
Principal Accounting Officer

Date: September 29, 2016

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

/s/ Thomas B. Pickens III	Chairman of the Board and Chief Executive Officer	September 29, 2016
Thomas B. Pickens III

/s/ Mark Adams	Director	September 29, 2016
Mark Adams

/s/ Ronald W. Cantwell	Director	September 29, 2016
Ronald W. Cantwell

/s/ Michael R. Humphrey	Director	September 29, 2016
Michael R. Humphrey

/s/ Sha-Chelle Manning	Director	September 29, 2016
Sha-Chelle Manning

/s/ John A. Oliva	Director	September 29, 2016
John A. Oliva

/s/ William F. Readdy	Director	September 29, 2016
William F. Readdy

/s/ Daniel T. Russler, Jr.	Director	September 29, 2016
Daniel T. Russler, Jr.

/s/ Eric N. Stober	Chief Financial Officer and Principal Accounting Officer	September 29, 2016
Eric N. Stober