Form 10-Q
period 2016-09-30
ASTROTECH Corp
filed 2016-11-14
CIK 1001907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-34426

Astrotech Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1273737
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
5914 W. Courtyard Drive, Suite 340
Austin, Texas 78730
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No☑
As of November 10, 2016, the number of shares of the registrant’s common stock outstanding was: 21,179,208.

ASTROTECH CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2016	June 30, 2016
Assets
Current assets
Cash and cash equivalents	$3,543	$4,399
Short-term investments	15,198	17,102
Accounts receivable, net of allowance	1,018	156
Costs and estimated revenues in excess of billings	155	451
Inventory, net	349	496
Prepaid expenses and other current assets	450	319
Total current assets	20,713	22,923
Property and equipment, net	3,245	3,392
Long-term investments	3,545	4,208
Total assets	$27,503	$30,523

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$266	$237
Accrued liabilities and other	1,402	1,563
Total current liabilities	1,668	1,800
Other liabilities	80	96
Total liabilities	1,748	1,896

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 shares authorized; no shares issued and outstanding, at September 30, 2016 and June 30, 2016	—	—
Common stock, no par value, 75,000,000 shares authorized; 22,555,247 and 21,811,153 shares issued at September 30, 2016 and June 30, 2016, respectively; 21,179,208 and 20,627,511 shares outstanding at September 30, 2016 and June 30, 2016, respectively	190,138	189,294
Treasury stock, 1,376,039 and 1,183,642 shares at cost at September 30, 2016 and June 30, 2016, respectively	(3,136)	(2,828)
Additional paid-in capital	1,437	1,419
Accumulated deficit	(162,532)	(159,117)
Accumulated other comprehensive loss	(60)	(101)
Equity attributable to stockholders of Astrotech Corporation	25,847	28,667
Noncontrolling interest	(92)	(40)
Total stockholders’ equity	25,755	28,627
Total liabilities and stockholders’ equity	$27,503	$30,523

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Revenue	$1,006	$—
Cost of revenue	731	—
Gross profit	275	—
Operating expenses:
Selling, general and administrative	2,548	2,286
Research and development	1,292	1,264
Total operating expenses	3,840	3,550
Loss from operations	(3,565)	(3,550)
Interest and other expense, net	98	99
Loss before income taxes	(3,467)	(3,451)
Income tax expense	—	(2)
Net loss	(3,467)	(3,453)
Less: Net loss attributable to noncontrolling interest	(52)	(89)
Net loss attributable to Astrotech Corporation	$(3,415)	$(3,364)

Weighted average common shares outstanding:
Basic	20,630	20,705

Basic net loss per common share:
Net loss attributable to Astrotech Corporation	$(0.17)	$(0.16)

Other comprehensive income, net of tax:
Available-for-sale securities:
Net unrealized gain (loss)	$41	$(94)
Reclassification adjustment for realized losses	—	6
Total comprehensive loss	$(3,374)	$(3,452)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,467)	$(3,453)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	862	143
Amortization	16	20
Depreciation	171	102
Changes in assets and liabilities:
Accounts receivable	(862)	(23)
Cost, estimated earnings and billings, net on uncompleted contracts	296	—
Accounts payable	29	(137)
Other assets and liabilities	(161)	(800)
Income taxes payable	—	(190)
Net cash used in operating activities	(3,116)	(4,338)

Cash flows from investing activities:
Sale of available-for-sale investments	—	2,625
Maturities of held-to-maturity securities	2,592	1,494
Purchases of property and equipment	(24)	(638)
Net cash provided by investing activities	2,568	3,481

Cash flows from financing activities:
Payments for shares bought back	(308)	(117)
Net cash used in financing activities	(308)	(117)

Net change in cash and cash equivalents	(856)	(974)
Cash and cash equivalents at beginning of period	4,399	2,330
Cash and cash equivalents at end of period	$3,543	$1,356

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Income taxes paid	$—	$198

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) General Information

Description of the Company – Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “Company,” “we,” “us” or “our”), a Washington corporation organized in 1984, is an innovative science and technology development and commercialization company that invents, acquires, and commercializes technological innovations sourced from internal research, universities, laboratories, and research institutions, and then funds, manages, and builds start-up companies for profitable divestiture to market leaders to maximize shareholder value.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by Astrotech Corporation in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending June 30, 2017. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. Certain prior year amounts have been reclassified to conform to the current year presentation.

Accounting Pronouncements – In May 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (as updated by ASU 2015-14 in August 2015 and ASU 2016-08 in March 2016). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 was to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. ASU 2015-14 delayed the required adoption date for public entities to periods beginning after December 15, 2017, although early adoption to the original effective date under ASU 2014-09 is permitted. Once implemented, the Company can use one of two retrospective application methods for prior periods. Earlier application is not permitted. The Company expects this pronouncement to effect the timing of when revenue is recognized, but not the amount. The Company plans to adopt this standard in fiscal year 2019. The Company has not determined the method of adoption.

In August 2014 the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern at each annual and interim period. Footnote disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern within one year after the report issuance date. ASU 2014-15 defines substantial doubt using a likelihood threshold of “probable” similar to the current use of that term in GAAP for loss contingencies and provides example indicators. ASU 2014-15 is effective for reporting periods ending after December 15, 2016. We will adopt this ASU in the quarter ending December 31, 2016. The Company does not believe the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements.

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

Our Business Units

Astro Scientific

Astro Scientific is a technology incubator that commercializes innovative technologies. Subsidiaries 1st Detect Corporation (“1st Detect”) and Astrogenetix Inc. (“Astrogenetix”) currently reside in Astro Scientific:

1st Detect - 1st Detect develops, manufactures, and sells chemical analyzers for use in the airport security, military, food and beverage, research, and breath analysis markets. Our chemical analyzers can identify chemicals with more accuracy and precision than competing analyzers given their extreme sensitivity and specificity. By leveraging a concept from Oak Ridge National Laboratory and a preliminary design initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station (“ISS”), the Company developed a chemical analyzer that enables real-time analytics that we believe to be significantly smaller, lighter, faster, and less expensive than competing analyzers.

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

Astral

Astral Images Corporation (“Astral”) was created to commercialize decades of image enhancement research. Astral sells film-to-digital conversion, image enhancement, and defect removal and color correction services, providing economically feasible conversion of television and feature 35mm and 16mm films to the new 4K resolution (“4K”) Ultra-High Definition/High-Dynamic Range (“UHD/HDR”) format, the standard for the next generation of digital film distribution to the home. Due to a significant shift in the film scanning industry, most film assets will need to go through an upgrade to 4K to remain relevant for over-the-top distribution (Netflix, Amazon, Hulu, etc.) as television manufacturers sell more 4K UHD/HDR televisions and consumer demand for such content accelerates. Astral is positioned to be a leader in digital conversion and repair of feature films, film-based television series, sporting events shot on film, film libraries, film archives, and consumer media.

(2) Investments

We use the specific identification method when determining realized gains and losses on our available-for-sale and held-to-maturity securities. The following tables summarize unrealized gains and losses related to our investments:

Available-for-Sale	September 30, 2016
(In thousands)	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$12,908	$—	$(60)	$12,848
Total	$12,908	$—	$(60)	$12,848

	June 30, 2016
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$12,908	$—	$(101)	$12,807
Total	$12,908	$—	$(101)	$12,807

For information on the unrealized holding losses on available-for-sale investments reclassified out of accumulated other comprehensive loss into the consolidated statements of income, see “Note 8: Other Comprehensive Loss.”

Held-to-Maturity	September 30, 2016
(In thousands)	Carrying	Unrealized	Unrealized	Fair
	Value	Gain	Loss	Value
Fixed Income Bonds	$3,401	$6	$(5)	$3,402
Time Deposits	2,494	4	—	2,498
Total	$5,895	$10	$(5)	$5,900

	June 30, 2016
	Carrying	Unrealized	Unrealized	Fair
	Value	Gain	Loss	Value
Fixed Income Bonds	$3,513	$11	$(6)	$3,518
Time Deposits	4,990	7	—	4,997
Total	$8,503	$18	$(6)	$8,515

We have certain financial instruments on our condensed consolidated balance sheet related to interest-bearing time deposits and fixed income bonds. These held-to-maturity time deposits are included in “Short-term investments” if the maturities at the end of the reporting period were 360 days or less or “Long-term investments” if the maturities at the end of the reporting period were over 360 days. Fixed income investments, maturing over the next one to three years, are comprised of investment-grade fixed income securities in various corporations with ratings of BBB- or better.

The following table presents the carrying amounts of certain financial instruments as of September 30, 2016, and June 30, 2016:

	Carrying Value
	Short-Term Investments		Long-Term Investments
(In thousands)	September 30, 2016	June 30, 2016	September 30, 2016	June 30, 2016
Mutual Funds - Corporate & Government Debt	$12,848	$12,807	$—	$—
Time deposits
Maturities from 1-90 days	497	2,243	—	—
Maturities from 91-360 days	1,199	1,699	—	—
Maturities over 360 days	—	—	798	1,048
Fixed Income Bonds
Maturities less than 1 year	654	353	—	—
Maturities from 1-3 years	—	—	2,747	3,160
Maturities from 3-5 years	—	—	—	—
Total	$15,198	$17,102	$3,545	$4,208

(3) Inventory

The following table summarizes the components of our inventory balances, net of allowance of $40 thousand and $17 thousand at September 30, 2016, and June 30, 2016, respectively:

(In thousands)	September 30, 2016	June 30, 2016
Raw materials	$239	$327
Work in process	55	75
Finished goods	55	94
Total inventory	$349	$496

(4) Noncontrolling Interest

During the third quarter of 2015, Astral was created in conjunction with a noncontrolling interest, resulting in Astrotech owning 72% of Astral; currently, the Company owns 92% of Astral. The following table details the contributions from the Company and the minority interest owner and the Company’s ownership percentage of Astral:

(In thousands)	ASTC Contribution	Minority Owner Contribution	ASTC Ownership
Initial investment	$1,422	$422	72%
Contributions through June 30, 2016	4,000	—	92%
Total Contributions	$5,422	$422

The Company applies noncontrolling interest accounting, which requires us to clearly identify the noncontrolling interest in the condensed consolidated balance sheets and consolidated income statements. The Company discloses three measures of net loss: net loss, net loss attributable to noncontrolling interest, and net loss attributable to Astrotech Corporation. The Company’s operating cash flows in its consolidated statements of cash flows reflect net loss, while our basic and diluted earnings per share calculations reflect net loss attributable to Astrotech Corporation.

The following table breaks down the changes in Stockholders’ Equity for the fiscal year 2017 (in thousands):

	Astrotech Corp Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
Balance at June 30, 2016	$28,667	$(40)	$28,627
Stock based compensation	862	—	862
Exercise of stock options	—	—	—
Shares repurchases	(308)	—	(308)
Net change in available-for-sale securities	41	—	41
Net loss attributable to Astrotech Corporation	(3,415)	—	(3,415)
Net loss attributable to noncontrolling interest	—	(52)	(52)
Balance at September 30, 2016	$25,847	$(92)	$25,755

(5) Net Loss per Share

Basic net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method and the if-converted method. Dilutive potential common shares include outstanding stock options and share-based awards.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,
	2016	2015
Numerator:
Amounts attributable to Astrotech Corporation, basic and diluted:
Loss before income taxes	$(3,467)	$(3,451)
Income tax expense	—	(2)
Net loss	(3,467)	(3,453)
Less: Net loss attributable to noncontrolling interest	(52)	(89)
Net loss attributable to Astrotech Corporation	$(3,415)	$(3,364)
Denominator:
Denominator for basic and diluted net loss per share attributable to Astrotech Corporation — weighted average common stock outstanding	20,630	20,705
Basic and diluted net loss per common share:
Net loss attributable to Astrotech Corporation	$(0.17)	$(0.16)

All unvested restricted stock awards for three months ended September 30, 2016, are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 1,177,750 shares of common stock at exercise prices ranging from $0.32 to $3.20 per share outstanding for the three months ended September 30, 2016, were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

(6) Revenue Recognition

Astrotech recognizes revenue employing two generally accepted revenue recognition methodologies. The methodology used is based on contract type and the manner in which products and services are provided.

Production Unit Sales

When revenue for sale of manufactured product is commenced, we will recognize it when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when a firm sales contract or invoice is in place, delivery has occurred or services have been provided, and collectability is reasonably assured.

Construction-Type and Production-Type Contracts

Most of the Company’s revenue is derived from contracts to manufacture mass spectrometers to a buyer’s specification. These contracts are accounted for under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 605-35 “Revenue Recognition: Construction-Type and Production-Type Contracts” (“ASC 605-35”). These contracts are fixed-price and are recorded on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs, and making related assumptions for schedule and technical issues. With respect to contract change orders, claims, or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable.

The Company enters into fixed-priced subcontracts on government projects that are one to two years long. Revenue from certain long-term, integrated project management contracts to provide new prototypes and completion services is reported on the percentage-of-completion method of accounting. At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project, and our progress is based on the percentage of projected cost incurred. Risks related to service delivery, usage, productivity, and other factors are considered in the estimation process. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders, and claims, less costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the total estimated contract profit times the current percentage complete for the contract.

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of September 30, 2016, and June 30, 2016:

	September 30, 2016
	Carrying	Fair Value Measured Using			Fair
(in thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$12,848	$12,848	$—	$—	$12,848
Held-to-Maturity Securities
Bonds: 0-1 year	654	—	653	—	653
Bonds: 1-3 years	2,747	—	2,749	—	2,749
Bonds: 3-5 years	—	—	—	—	—
Time deposits: 1-90 days	497	—	497	—	497
Time deposits: 91-360 days	1,199	—	1,201	—	1,201
Time deposits: over 360 days	798	—	800	—	800
Total	$18,743	$12,848	$5,900	$—	$18,748

	June 30, 2016
	Carrying	Fair Value Measured Using			Fair
(in thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$12,807	$12,807	$—	$—	$12,807
Held-to-Maturity Securities
Bonds: 0-1 year	353	—	352		352
Bonds: 1-3 years	3,160	—	3,166	—	3,166
Bonds: 3-5 years	—	—	—	—	—
Time deposits: 1-90 days	2,243	—	2,244	—	2,244
Time deposits: 91-360 days	1,699	—	1,703	—	1,703
Time deposits: over 360 days	1,048	—	1,050	—	1,050
Total	$21,310	$12,807	$8,515	$—	$21,322

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

(8) Other Comprehensive Loss

Changes in the balances of each component included in accumulated other comprehensive loss for the three months ended September 30, 2016, are presented below.

(In thousands)	Accumulated Other Comprehensive Loss
Unrealized Gain in Mutual Fund Investments
Balance at June 30, 2016	$(101)
Current period change in other comprehensive loss before reclassifications	41
Balance at September 30, 2016	$(60)

(9) Business Risk and Credit Risk Concentration Involving Cash

During the three months ended September 30, 2016, the Company had two customers that together comprised 100% of the Company’s revenue. During the three months ended September 30, 2015, the Company did not have any revenue. The following tables summarize the concentrations of sales and trade accounts receivable percentages for our two customers:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
	Percentage of Total Sales	Percentage of Total Sales
Next Generation Chemical Detector Partner	62%	—%
Department of Homeland Security Science and Technology Directorate Partner	38%	—%

	September 30, 2016	June 30, 2016
	Percentage of Trade A/R	Percentage of Trade A/R
Next Generation Chemical Detector Partner	92%	—%
Department of Homeland Security Science and Technology Directorate Partner	8%	100%

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation (“FDIC”) of $250,000 per depositor. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what we believe to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(10) Common Stock Incentive, Stock Purchase Plans, and Other Compensation Plans

Stock Option Activity Summary

The Company’s stock option activity for the three months ended September 30, 2016, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2016	957,750	$1.18
Granted	220,000	1.67
Exercised	—	—
Canceled or expired	(4,000)	3.20
Outstanding at September 30, 2016	1,173,750	$1.27

The aggregate intrinsic value of options exercisable at September 30, 2016, was $1.5 million as the fair value of the Company’s common stock is more than the exercise prices of these options. The remaining share-based compensation expense of $108 thousand related to stock options will be recognized over a weighted-average period of 1.52 years.

The table below details the Company’s stock options outstanding as of September 30, 2016:

Range of exercise prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Options Exercisable Weighted- Average Exercise Price
$0.32 – 0.71	432,750	3.89	$0.60	432,705	$0.60
$1.20 – 1.67	650,000	8.15	1.44	430,000	1.32
$3.20 – 3.20	91,000	8.52	3.20	—	—
$0.32 – 3.20	1,173,750	6.38	$1.27	862,705	$0.96

Compensation costs recognized related to stock option awards were $19 thousand and $54 thousand for the three months ended September 30, 2016, and 2015, respectively.

Restricted Stock

The Company’s restricted stock activity for the three months ended September 30, 2016, was as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Outstanding at June 30, 2016	155	$3.14
Granted	744	1.64
Vested	486	1.60
Canceled or expired	—	—
Outstanding at September 30, 2016	413	$1.20

Stock compensation expenses related to restricted stock were $843 thousand and $89 thousand for the three months ended September 30, 2016, and 2015, respectively. The remaining share-based compensation expense of $530 thousand related to restricted stock awards granted will be recognized over a weighted-average period of 1.95 years.

Securities Repurchase Program

On December 13, 2014, the Board of Directors amended the stock repurchase program to allow for the repurchase of up to $5 million more treasury shares until December 31, 2015. On December 3, 2015, the Board of Directors authorized the extension of the share repurchase program through December 31, 2016. During the three months ended September 30, 2016, no shares were repurchased as part of the securities repurchase program. As of September 30, 2016, the Company had repurchased 188,635 shares of common stock at a cost of $492 thousand, which represents an average cost of $2.61 per share, and $4.5 million of securities are still available for repurchase under this program.

Shares Repurchased from Related Parties

In August 2016 the Company repurchased 192 thousand shares issued to the Chief Financial Officer and Chief Operating Officer related to their tax withholding obligations at a cost of $308 thousand, which represents an average cost of $1.60 per share.

(11) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2016, and June 30, 2016, the Company established a full valuation allowance against all of its net deferred tax assets.

For each of the three months ended September 30, 2016, and 2015, the Company incurred pre-tax losses in the amount of $3.5 million. The total effective tax rate was approximately 0% for each of the three months ended September 30, 2016, and 2015.

For each of the three months ended September 30, 2016, and 2015, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

FASB ASC 740, “Income Taxes” (“FASB ASC 740”) addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had an unrecognized tax benefit of $0 and $0.1 million for the three months ended September 30, 2016, and 2015, respectively.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized; as such, the Company is subject to examination for the fiscal years ended 2000 through present for federal purposes and fiscal years ended

2006 through present for state purposes. The reason for this extended examination period is due to the utilization of the loss carryovers generated by the sale of our Astrotech Space Operations business unit in fiscal year 2015.

(12) Commitments and Contingencies

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

Litigation, Investigations, and Audits – We are not party to, nor are our properties the subject of, any material pending legal proceedings.

(13) Segment Information

The Company currently has two reportable business units: Astro Scientific and Astral.

Astro Scientific

Astro Scientific is a technology incubator that commercializes innovative technologies. Subsidiaries 1st Detect and Astrogenetix currently reside in Astro Scientific:

1st Detect - 1st Detect develops, manufactures, and sells chemical analyzers for use in the airport security, military, food and beverage, research, and breath analysis markets. Our chemical analyzers can identify chemicals with more accuracy and precision than competing analyzers given their extreme sensitivity and specificity. By leveraging a concept from Oak Ridge National Laboratory and a preliminary design initiated by an engagement with NASA to develop a mass spectrometer for the ISS, the Company developed a chemical analyzer that enables real-time analytics that we believe to be significantly smaller, lighter, faster, and less expensive than competing analyzers. The majority of revenue in 1st Detect comes from working as a subcontractor on government contracts. The Company works with prime contractors in adapting our technology to be used in enhancing the government’s detection capabilities for a variety of applications.

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

All intercompany transactions between business units have been eliminated in consolidation.

Key financial metrics of the Company’s segments are as follows:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015

Revenue, Depreciation, and Income (In thousands)	Revenue	Depreciation	Loss before Income Taxes	Revenue	Depreciation	Loss before Income Taxes
Astro Scientific	$1,006	$91	$(2,786)	$—	$90	$(2,924)
Astral	—	80	(681)	—	12	(527)
Total	$1,006	$171	$(3,467)	$—	$102	$(3,451)

	September 30, 2016			June 30, 2016
Assets (In thousands)	Fixed Assets, Net	Total Capital Expenditures	Total Assets	Fixed Assets, Net	Total Capital Expenditures	Total Assets
Astro Scientific	$1,080	$24	$25,197	$1,146	$322	$28,125
Astral	2,165	—	2,306	2,246	487	2,398
Total	$3,245	$24	$27,503	$3,392	$809	$30,523

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, therefore we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our 2016 Annual Report on Form 10-K, elsewhere in this Quarterly Report on Form 10-Q, or in the documents incorporated by reference herein. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events, or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the Securities and Exchange Commission (“SEC”) or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Quarterly Report on Form 10-Q and in prior or subsequent communications.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report.

Business Overview

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “Company,” “we,” “us” or “our”), a Washington corporation organized in 1984, is an innovative science and technology development and commercialization company that invents, acquires, and commercializes technological innovations sourced from internal research, universities, laboratories, and research institutions, and then funds, manages, and builds start-up companies for profitable divestiture to market leaders to maximize shareholder value.
The Company currently operates two reportable business units, Astro Scientific and Astral Images Corporation (“Astral”), and their efforts are focused on the following:

•
1st Detect Corporation (“1st Detect”) is a leading supplier of chemical detection and analysis instrumentation. Our next-generation solutions enable high-performance trace detection of critical threats or compounds of interest to the security and industrial markets using a small, fast, and inexpensive platform.

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

Our Business Units

Astro Scientific

Astro Scientific is a technology incubator that commercializes innovative technologies. Subsidiaries 1st Detect and Astrogenetix currently reside in Astro Scientific:

1st Detect - 1st Detect develops, manufactures, and sells chemical analyzers for use in the airport security, military, food and beverage, research, and breath analysis markets. Our chemical analyzers can identify chemicals with more accuracy and precision than competing analyzers given their extreme sensitivity and specificity. By leveraging a concept from Oak Ridge National Laboratory and a preliminary design initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station (“ISS”), the Company developed a chemical analyzer that enables real-time analytics that we believe to be significantly smaller, lighter, faster, and less expensive than competing analyzers. The majority of revenue in 1st Detect comes from working as a subcontractor on government contracts. The Company works with prime contractors in adapting our technology to be used in enhancing the government’s detection capabilities for a variety of applications.

Our efforts have resulted in a technology that has been or may be deployed in the following areas:

•
Explosive device detection in airports - mass spectrometers, like 1st Detect’s, function at a level of specificity significantly exceeding the current generation of screening devices in airports, meaning significantly fewer false alarms and a higher probability of threat detection. Our solution also has better resolution, translating into the detection of a broader range of compounds, whereas the current technology is only able to detect a small number of traditional explosives. We recently announced that 1st Detect has partnered with an incumbent provider of ion mobility spectrometer instrumentation of the current generation of screening devices in airports, to develop next-generation explosive trace detection (“ETD”) systems for the Department of Homeland Security Science and Technology Directorate (“DHS S&T”) using 1st Detect’s breakthrough chemical analyzer technology.

•
Military - our technology is extremely sensitive, so we believe we can detect chemical warfare agents in much lower concentrations than incumbent technologies. The high level of specificity of our instrumentation not only improves detection of traditional threats, but also detects next-generation chemical agents not easily detectable by current instrumentation. 1st Detect has joined with a partner and was awarded a competitive prototype contract for the Next Generation Chemical Detector (“NGCD”) program of the Department of Defense’s Joint Program Executive Office for Chemical and Biological Defense (“JPEO-CBD”) to develop our technology for use with the military. Our product is being developed to be used for the following purposes:

◦	Evaluating the presence of chemicals after suspected chemical release incidents;

◦	Continuously evaluating surface contamination following a chemical release to characterize contamination levels;

◦	Evaluating the presence of contamination at a sample site; and

◦	Confirming decontamination of potentially contaminated personnel and equipment.

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

•
Breath analysis - we have partnered with the University of Texas Health Science Center (“UTHSC”) in the development of a bedside mass spectrometer to analyze human breath in real time and to detect volatiles emanating from bacteria. Our robust, fast, and sensitive instrument will enable medical professionals to quickly diagnose and prescribe medication with precision that is not possible with other slower and sometimes inaccurate alternative solutions that are in use today. Early results of our collaboration with UTHSC are encouraging as we continue to develop and refine our product offering for the breath analysis market segment.

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

Astrogenetix - Astrogenetix is a biotechnology company that is applying a fast-track, on-orbit discovery platform using the International Space Station to develop vaccines and other therapeutics. NASA has engaged the Center for Vaccine Development at the University of Maryland (“UMD”), one of the leading vaccinology institutions in the world, to research the application of a vaccine for Salmonella. NASA is collaborating with UMD, meaning little investment is required of Astrogenetix.

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

Management believes there have been no significant changes during the three months ended September 30, 2016, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K.

Results of Operations

Three months ended September 30, 2016, compared to three months ended September 30, 2015:

Selected consolidated financial data for the quarter ended September 30, 2016, and 2015 is as follows (in thousands):

	Quarter Ended September 30,
	2016	2015
Revenue	$1,006	$—
Cost of revenue	731	—
Gross profit	275	—
Gross margin	27%	—%
Operating expenses:
Selling, general and administrative	2,548	2,286
Research and development	1,292	1,264
Total operating expenses	3,840	3,550
Loss from operations	(3,565)	(3,550)
Interest and other expense, net	98	99
Income tax expense	—	(2)
Net loss	(3,467)	(3,453)
Less: Net loss attributable to noncontrolling interest	(52)	(89)
Net loss attributable to Astrotech Corporation	$(3,415)	$(3,364)

Revenue – Total revenue increased $1.0 million during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. All of the revenue we generated in the first quarter of fiscal 2017 was associated with research-based, fixed-price, government-related subcontract agreements. We expect to receive future revenues from these research-based, fixed-price, government-related subcontract agreements. Income related to the sale of units outside of government-related subcontract agreements will continue to be booked as an offset to research and development expenses until we transition to full production.

Gross Profit – Gross profit is comprised of revenue less cost of revenue. Cost of revenue is comprised of labor, materials, and overhead related to products manufactured for the subcontract agreements. During the first quarter of fiscal 2017 cost of revenues increased to $731 thousand from $0 thousand in the first quarter of fiscal 2016. Also, gross profit increased $275 thousand during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 due to the increase in revenue as described above.

Operating Expenses – Operating expenses increased $290 thousand during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. Significant changes to operating expenses included the following:

•
Selling, general and administrative expense increased by $262 thousand, primarily driven by an increase in equity compensation granted during the first quarter of fiscal 2017 partially offset by decreases in legal and other various SG&A expenses.

•	Research and development expense increased $28 thousand which is consistent with the first quarter of fiscal 2016.

Income Taxes – Income tax expense decreased $2 thousand due to the requirements outlined in FASB ASC 740, “Income Taxes” (“FASB ASC 740”). The realization of tax benefits depends on the existence of future taxable income. Pursuant to FASB ASC 740, a valuation allowance has been established to reduce the deferred tax assets to the amounts that are more likely than not to be realized.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents (in thousands):

	Three Months Ended September 30,
	2016	2015	change
Cash flows from operations:
Net cash used in operating activities	$(3,116)	$(4,338)	$1,222
Net cash provided by investing activities	2,568	3,481	(913)
Net cash used in financing activities	(308)	(117)	(191)
Cash flows from operations	$(856)	$(974)	$118

Cash and Cash Equivalents

As of September 30, 2016, we held cash and cash equivalents of $3.5 million and our working capital was approximately $19.0 million. As of June 30, 2016, we had cash and cash equivalents of $4.4 million, and our working capital was approximately $21.1 million. Cash and cash equivalents decreased by approximately $0.9 million as of September 30, 2016, as compared to June 30, 2016, due to funding our normal operating activities and research and development initiatives. Including our cash management investment portfolio, our cash and investments balance as of September 30, 2016 was $22.3 million.

Operating Activities

Net cash used in operating activities decreased to $3.1 million for the three months ended September 30, 2016, compared to $4.3 million for the three months ended September 30, 2015. This was primarily the result of a decrease in use of cash in other assets and liabilities of $0.6 million, and an increase in stock-based compensation of $0.7 million, partially offset by an increase in use of cash in accounts receivable of $0.8 million.

Investing Activities

Cash provided by investing activities decreased $0.9 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily caused by not selling any of our available-for-sale securities, partially offset by a decrease in purchases of property and equipment of $0.6 million.

Financing Activities

Cash used in financing activities increased $0.2 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, due to an increase in payments for shares repurchased.

Liquidity

As of September 30, 2016, we had cash and cash equivalents and short-term investments of $18.7 million and our working capital was approximately $19.0 million.

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the need to acquire licenses to new technology, costs associated with increasing our manufacturing and development capabilities, costs associated with strategic acquisitions including integration costs and assumed liabilities, and the status of competitive products and potential costs associated with both protecting and defending our intellectual property. In addition, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for 2017. Factors that could affect our capital requirements, in addition to those listed above, include continued collections of accounts receivable consistent with our historical experience and our ability to manage product development efforts.

We believe we have sufficient liquidity to continue to fund our operating expenses, capital requirements, and other expected liquidity requirements during the next fiscal year.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2016, and June 30, 2016, the Company established a full valuation allowance against all of its net deferred tax assets.

For each of the three months ended September 30, 2016, and 2015, the Company incurred pre-tax losses in the amount of $3.5 million. The total effective tax rate was approximately 0% for each of the three months ended September 30, 2016, and 2015.

For each of the three months ended September 30, 2016, and 2015, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording changes to the valuation allowance placed against its net deferred tax assets.

FASB ASC 740 addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had an unrecognized tax benefit of $0 and $0.1 million for the three months ended September 30, 2016, and 2015, respectively.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized; as such, the Company is subject to examination for the fiscal years ended 2000 through present for federal purposes and fiscal years ended 2006 through present for state purposes. The reason for this extended examination period is due to the utilization of the loss carryovers generated by the sale of our Astrotech Space Operations business unit in fiscal year 2015.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2016, and June 30, 2016.

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

(b) Changes in Internal Control over Financial Reporting

 As of the filing of this quarterly report on Form 10-Q, our management has completed the implementation of our remediation efforts related to the material weakness identified in the Company’s Annual Report on Form 10-K filed with the SEC on September 29, 2016. Specifically, we have (a) implemented Accounting Standards Codification “Construction-Type and Production-Type Contracts” (“ASC 605-35”) in accounting for our government contracts, (b) expanded revenue recognition education for employees directly responsible for executing control activities related to our sales contracts, and (c) documented our revenue recognition policies and procedures to provide detailed explanations specific to the Company’s sales contracts.

Other than the identified change, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject to legal proceedings and business disputes involving ordinary routine legal matters and claims incidental to our business. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements or awards against us. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense. As of September 30, 2016, we are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 16, 2014, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $5 million of our outstanding common stock. On December 3, 2015, our Board of Directors authorized the extension of the share repurchase program through December 31, 2016. As of September 30, 2016, we had repurchased approximately $0.5 million worth of Astrotech Corporation common stock as part of the current share buyback program, which currently has $4.5 million available for future purchases. No shares were repurchased under the buyback program in the first quarter of the current fiscal year. To date, we have approximately $3.1 million worth of Astrotech stock, representing 1.4 million shares, in treasury stock. The table below shows all Company shares repurchased during the current fiscal quarter:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2016	—	$—	—	$4,508,324
August 1 through August 31, 2016 (1)	192,397	1.60	—	$4,508,324
September 1 through September 30, 2016	—	—	—	$4,508,324
Total	192,397	$1.60	—

(1) These shares were surrendered by employees to cover tax withholding obligation.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description	Incorporation by Reference
4.1	Amendment Seven to Rights Agreement, dated as of August 4, 2016, between Astrotech Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 8, 2016.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.	Filed herewith.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2016, formatted in eXtensible Business Reporting Language: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Notes to Unaudited Condensed Consolidated Financial Statements.(1)
Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: November 14, 2016	/s/ Eric Stober
Eric Stober
Chief Financial Officer