Form 10-Q
period 2016-12-31
ASTROTECH Corp
filed 2017-02-13
CIK 1001907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-34426

Astrotech Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1273737
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
201 West 5th Street, Suite 1275
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No☑
As of February 9, 2017, the number of shares of the registrant’s common stock outstanding was: 20,577,356.

ASTROTECH CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31, 2016	June 30, 2016
Assets
Current assets
Cash and cash equivalents	$4,932	$4,399
Short-term investments	11,181	17,102
Accounts receivable, net of allowance	751	156
Costs and estimated revenues in excess of billings	—	451
Inventory, net	307	496
Prepaid expenses and other current assets	479	319
Total current assets	17,650	22,923
Property and equipment, net	3,289	3,392
Long-term investments	3,248	4,208
Total assets	$24,187	$30,523

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$191	$237
Accrued liabilities and other	1,735	1,563
Total current liabilities	1,926	1,800
Other liabilities	63	96
Total liabilities	1,989	1,896

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 shares authorized; no shares issued and outstanding, at December 31, 2016 and June 30, 2016	—	—
Common stock, no par value, 75,000,000 shares authorized; 22,555,247 and 21,811,153 shares issued at December 31, 2016 and June 30, 2016, respectively; 20,577,356 and 20,627,511 shares outstanding at December 31, 2016 and June 30, 2016, respectively	190,212	189,294
Treasury stock, 1,977,891 and 1,183,642 shares at cost at December 31, 2016 and June 30, 2016, respectively	(4,111)	(2,828)
Additional paid-in capital	1,455	1,419
Accumulated deficit	(165,135)	(159,117)
Accumulated other comprehensive loss	(80)	(101)
Equity attributable to stockholders of Astrotech Corporation	22,341	28,667
Noncontrolling interest	(143)	(40)
Total stockholders’ equity	22,198	28,627
Total liabilities and stockholders’ equity	$24,187	$30,523

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenue	$520	$927	$1,526	$927
Cost of revenue	319	632	1,050	632
Gross profit	201	295	476	295
Operating expenses:
Selling, general and administrative	1,636	1,671	4,184	3,957
Research and development	1,254	1,326	2,546	2,590
Total operating expenses	2,890	2,997	6,730	6,547
Loss from operations	(2,689)	(2,702)	(6,254)	(6,252)
Interest and other expense, net	35	94	133	193
Loss before income taxes	(2,654)	(2,608)	(6,121)	(6,059)
Income tax expense	—	—	—	(2)
Net loss	(2,654)	(2,608)	(6,121)	(6,061)
Less: Net loss attributable to noncontrolling interest	(51)	(82)	(103)	(171)
Net loss attributable to Astrotech Corporation	$(2,603)	$(2,526)	$(6,018)	$(5,890)

Weighted average common shares outstanding:
Basic and diluted	20,620	20,701	20,626	20,703

Basic and diluted net loss per common share:
Net loss attributable to Astrotech Corporation	$(0.13)	$(0.12)	$(0.29)	$(0.28)

Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Net unrealized loss	$(80)	$(96)	$(39)	$(190)
Reclassification adjustment for realized losses	60	8	60	14
Total comprehensive loss	$(2,623)	$(2,614)	$(5,997)	$(6,066)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,121)	$(6,061)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	954	249
Amortization	8	7
Depreciation	344	242
Net loss on sale of available-for-sale investments	60	14
Changes in assets and liabilities:
Accounts receivable	(595)	55
Cost, estimated earnings and billings, net on uncompleted contracts	451	—
Accounts payable	(46)	11
Other assets and liabilities	168	(1,191)
Income taxes payable	—	(190)
Net cash used in operating activities	(4,777)	(6,864)

Cash flows from investing activities:
Sale of available-for-sale investments	3,744	4,314
Maturities of held-to-maturity securities	3,090	3,188
Purchases of property and equipment	(241)	(706)
Net cash provided by investing activities	6,593	6,796

Cash flows from financing activities:
Payments for purchase of treasury stock	(1,283)	(117)
Net cash used in financing activities	(1,283)	(117)

Net change in cash and cash equivalents	533	(185)
Cash and cash equivalents at beginning of period	4,399	2,330
Cash and cash equivalents at end of period	$4,932	$2,145

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Income taxes paid	$—	$198

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by Astrotech Corporation in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2016, are not necessarily indicative of the results that may be expected for the year ending June 30, 2017. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. Certain prior year amounts have been reclassified to conform to the current year presentation.

Accounting Pronouncements – In May 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (as updated by ASU 2015-14 in August 2015, ASU 2016-08 in March 2016, and ASU 2016-20 in December 2016). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 was to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. ASU 2015-14 delayed the required adoption date for public entities to periods beginning after December 15, 2017, although early adoption to the original effective date under ASU 2014-09 is permitted. Once implemented, the Company can use one of two retrospective application methods for prior periods. Earlier application is not permitted. The Company expects this pronouncement to effect the timing of when revenue is recognized, but not the amount. The Company plans to adopt this standard by fiscal year 2019. The Company has not determined the method of adoption.

In August 2014 the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern at each annual and interim period. Footnote disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern within one year after the report issuance date. ASU 2014-15 defines substantial doubt using a likelihood threshold of “probable” similar to the current use of that term in GAAP for loss contingencies and provides example indicators. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016. We will adopt this ASU in fiscal year ending June 30, 2017. The Company does not believe the adoption of this guidance will have a material impact on its financial statements.

In July 2015 the FASB issued ASU No. 2015-11, “Simplifying the Measurements of Inventory” (“ASU 2015-11”). ASU 2015-11 requires management to evaluate inventory at the lower of cost and net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted by all entities as of the beginning of an interim or annual reporting period. The Company is in the process of assessing the impact, if any, on its financial statements.

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

In August 2016 the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of adoption on its financial statements.

Our Business Units

Astro Scientific

Astro Scientific is a technology incubator that commercializes innovative technologies. Subsidiaries 1st Detect Corporation (“1st Detect”) and Astrogenetix Inc. (“Astrogenetix”) currently reside in Astro Scientific:

1st Detect - 1st Detect develops, manufactures, and sells chemical analyzers for use in the airport security, military, food and beverage, environmental, and breath analysis markets. Our chemical analyzers can identify chemicals with more accuracy and precision than competing analyzers given their extreme sensitivity and specificity. By leveraging a concept from Oak Ridge National Laboratory and a preliminary design initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station (“ISS”), the Company developed a chemical analyzer that enables real-time analytics that we believe to be significantly smaller, lighter, faster, and less expensive than competing analyzers.

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

Astral

Astral Images Corporation (“Astral”) was created to commercialize decades of image enhancement research. Astral sells film-to-digital conversion, high-dynamic range conversion (“HDR”), image enhancement, and defect removal and color correction services, providing economically feasible conversion of television and feature 35mm and 16mm films to the new 4K resolution (“4K”) Ultra-High Definition/High-Dynamic Range (“UHD/HDR”) format, the standard for the next generation of digital film distribution to the home. Due to a significant shift in the film scanning industry, most film assets will need to go through an upgrade to 4K HDR to remain relevant for over-the-top distribution (Netflix, Amazon, Hulu, etc.) as television manufacturers sell more 4K UHD/HDR televisions and consumer demand for such content accelerates. Astral is positioned to be a leader in the digital conversion of feature films, film-based television series, sporting events shot on film, film libraries, film archives, and consumer media. Astral has now introduced to the digital conversion market Black ICE™ for the conversion of black and white film, Color ICE™ for the conversion of color film, and HDR ICE™ for the conversion of color film to the new HDR format.

(2) Investments

We use the specific identification method when determining realized gains and losses on our available-for-sale and held-to-maturity securities. The following tables summarize unrealized gains and losses related to our investments:

Available-for-Sale	December 31, 2016
(In thousands)	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$9,105	$—	$(80)	$9,025
Total	$9,105	$—	$(80)	$9,025

	June 30, 2016
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$12,908	$—	$(101)	$12,807
Total	$12,908	$—	$(101)	$12,807

For information on the unrealized holding losses on available-for-sale investments reclassified out of accumulated other comprehensive loss into the consolidated statements of income, see “Note 8: Other Comprehensive Loss.”

Held-to-Maturity	December 31, 2016
(In thousands)	Carrying	Unrealized	Unrealized	Fair
	Value	Gain	Loss	Value
Fixed Income Bonds	$3,404	$1	$(12)	$3,393
Time Deposits	2,000	1	—	2,001
Total	$5,404	$2	$(12)	$5,394

	June 30, 2016
	Carrying	Unrealized	Unrealized	Fair
	Value	Gain	Loss	Value
Fixed Income Bonds	$3,513	$11	$(6)	$3,518
Time Deposits	4,990	7	—	4,997
Total	$8,503	$18	$(6)	$8,515

We have certain financial instruments on our condensed consolidated balance sheet related to interest-bearing time deposits and fixed income bonds. These held-to-maturity time deposits are included in “Short-term investments” if the maturities at the end of the reporting period were 360 days or less or “Long-term investments” if the maturities at the end of the reporting period were over 360 days. Fixed income investments, maturing over the next one to three years, are comprised of investment-grade fixed income securities in various corporations with ratings of BB- or better.

The following table presents the carrying amounts of certain financial instruments as of December 31, 2016, and June 30, 2016:

	Carrying Value
	Short-Term Investments		Long-Term Investments
(In thousands)	December 31, 2016	June 30, 2016	December 31, 2016	June 30, 2016
Mutual Funds - Corporate & Government Debt	$9,025	$12,807	$—	$—
Time deposits
Maturities from 1-90 days	1,002	2,243	—	—
Maturities from 91-360 days	199	1,699	—	—
Maturities over 360 days	—	—	799	1,048
Fixed Income Bonds
Maturities less than 1 year	955	353	—	—
Maturities from 1-3 years	—	—	2,449	3,160
Maturities from 3-5 years	—	—	—	—
Total	$11,181	$17,102	$3,248	$4,208

(3) Inventory

The following table summarizes the components of our inventory balances, net of allowance of $40 thousand and $17 thousand at December 31, 2016, and June 30, 2016, respectively:

(In thousands)	December 31, 2016	June 30, 2016
Raw materials	$194	$327
Work in process	57	75
Finished goods	56	94
Total inventory	$307	$496

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

The following table breaks down the changes in Stockholders’ Equity for the fiscal year 2017 (in thousands):

	Astrotech Corp Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
Balance at June 30, 2016	$28,667	$(40)	$28,627
Stock based compensation	954	—	954
Shares repurchases	(1,283)	—	(1,283)
Net change in available-for-sale securities	21	—	21
Net loss attributable to Astrotech Corporation	(6,018)	—	(6,018)
Net loss attributable to noncontrolling interest	—	(103)	(103)
Balance at December 31, 2016	$22,341	$(143)	$22,198

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Numerator:
Amounts attributable to Astrotech Corporation, basic and diluted:
Loss before income taxes	$(2,654)	$(2,608)	$(6,121)	$(6,059)
Income tax expense	—	—	—	(2)
Net loss	(2,654)	(2,608)	(6,121)	(6,061)
Less: Net loss attributable to noncontrolling interest	(51)	(82)	(103)	(171)
Net loss attributable to Astrotech Corporation	$(2,603)	$(2,526)	$(6,018)	$(5,890)
Denominator:
Denominator for basic and diluted net loss per share attributable to Astrotech Corporation — weighted average common stock outstanding	20,620	20,701	20,626	20,703
Basic and diluted net loss per common share:
Net loss attributable to Astrotech Corporation	$(0.13)	$(0.12)	$(0.29)	$(0.28)

All unvested restricted stock awards for six months ended December 31, 2016, are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 1,169,084 shares of common stock at exercise prices ranging from $0.32 to $3.20 per share outstanding as of December 31, 2016, were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

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

Construction-Type and Production-Type Contracts

Most of the Company’s revenue is derived from contracts to manufacture mass spectrometers to a buyer’s specification. These contracts are accounted for under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 605-35 “Revenue Recognition: Construction-Type and Production-Type Contracts” (“ASC 605-35”). These contracts are fixed-price and are recorded on the percentage-of-completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs, and making related assumptions for schedule and technical issues. With respect to contract change orders, claims, or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable.

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of December 31, 2016, and June 30, 2016:

	December 31, 2016
	Carrying	Fair Value Measured Using			Fair
(in thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$9,025	$9,025	$—	$—	$9,025
Held-to-Maturity Securities
Bonds: 0-1 year	955	—	954	—	954
Bonds: 1-3 years	2,449	—	2,439	—	2,439
Bonds: 3-5 years	—	—	—	—	—
Time deposits: 1-90 days	1,002	—	1,002	—	1,002
Time deposits: 91-360 days	199	—	199	—	199
Time deposits: over 360 days	799	—	800	—	800
Total	$14,429	$9,025	$5,394	$—	$14,419

	June 30, 2016
	Carrying	Fair Value Measured Using			Fair
(in thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$12,807	$12,807	$—	$—	$12,807
Held-to-Maturity Securities
Bonds: 0-1 year	353	—	352		352
Bonds: 1-3 years	3,160	—	3,166	—	3,166
Bonds: 3-5 years	—	—	—	—	—
Time deposits: 1-90 days	2,243	—	2,244	—	2,244
Time deposits: 91-360 days	1,699	—	1,703	—	1,703
Time deposits: over 360 days	1,048	—	1,050	—	1,050
Total	$21,310	$12,807	$8,515	$—	$21,322

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

(8) Other Comprehensive Loss

Changes in the balances of each component included in accumulated other comprehensive loss for the six months ended December 31, 2016, are presented below.

(In thousands)	Accumulated Other Comprehensive Loss
Unrealized Gain in Mutual Fund Investments
Balance at June 30, 2016	$(101)
Current period change in other comprehensive loss before reclassifications	(39)
Reclassification to net loss for realized losses	60
Balance at December 31, 2016	$(80)

(9) Business Risk and Credit Risk Concentration Involving Cash

During each of the six months ended December 31, 2016 and 2015, the Company had two customers that together comprised 100% of the Company’s revenue. The following tables summarize the concentrations of sales and trade accounts receivable percentages for the Company’s customers:

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
	Percentage of Total Sales	Percentage of Total Sales
Next Generation Chemical Detector Partner	37%	74%
Department of Homeland Security Science and Technology Directorate Partner	63%	—%
A Japanese Aerospace Company	—%	26%

	Six Months Ended December 31, 2016	Six Months Ended December 31, 2015
	Percentage of Total Sales	Percentage of Total Sales
Next Generation Chemical Detector Partner	53%	74%
Department of Homeland Security Science and Technology Directorate Partner	47%	—%
A Japanese Aerospace Company	—%	26%

	December 31, 2016	June 30, 2016
	Percentage of Trade A/R	Percentage of Trade A/R
Next Generation Chemical Detector Partner	83%	—%
Department of Homeland Security Science and Technology Directorate Partner	17%	100%

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation (“FDIC”) of $250,000 per depositor. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what we believe to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(10) Common Stock Incentive, Stock Purchase Plans, and Other Compensation Plans

Stock Option Activity Summary

The Company’s stock option activity for the six months ended December 31, 2016, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2016	957,750	$1.18
Granted	220,000	1.67
Exercised	—	—
Canceled or expired	(8,666)	3.20
Outstanding at December 31, 2016	1,169,084	$1.26

The aggregate intrinsic value of options exercisable at December 31, 2016, was $1.4 million as the fair value of the Company’s common stock is more than the exercise prices of these options. The remaining share-based compensation expense of $85 thousand related to stock options will be recognized over a weighted-average period of 1.27 years.

The table below details the Company’s stock options outstanding as of December 31, 2016:

Range of exercise prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Options Exercisable Weighted- Average Exercise Price
$0.32 – 0.71	432,750	3.64	$0.60	432,750	$0.60
$1.20 – 1.67	650,000	7.89	1.44	430,000	1.32
$3.20 – 3.20	86,334	8.27	3.20	39,003	3.20
$0.32 – 3.20	1,169,084	6.35	$1.26	901,753	$1.06

Compensation costs recognized related to stock option awards were $18 thousand and $17 thousand for the three months ended December 31, 2016, and 2015, respectively and $37 thousand and $71 thousand for the six months ended December 31, 2016, and 2015, respectively.

Restricted Stock

The Company’s restricted stock activity for the six months ended December 31, 2016, was as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Outstanding at June 30, 2016	155	$3.15
Granted	258	1.73
Vested	—	—
Canceled or expired	6	1.66
Outstanding at December 31, 2016	407	$2.32

Stock compensation expenses related to restricted stock were $74 thousand and $89 thousand for the three months ended December 31, 2016, and 2015, respectively and $917 thousand and $178 thousand for the six months ended December 31, 2016, and 2015, respectively. The remaining share-based compensation expense of $447 thousand related to restricted stock awards granted will be recognized over a weighted-average period of 1.73 years.

Securities Repurchase Program

On December 13, 2014, the Board of Directors amended the share repurchase program to allow for the repurchase of up to $5 million in Astrotech Corporation stock until December 31, 2015. On December 3, 2015, the Board of Directors authorized the extension of the share repurchase program through December 31, 2016. During the six months ended December 31, 2016, no shares were repurchased as part of the share repurchase program. As of December 31, 2016, the Company had repurchased 188,635 shares of common stock at a cost of $492 thousand, which represents an average cost of $2.61 per share. The share repurchase program ended as of December 31, 2016.

Shares Repurchased from Related Parties

In December 2016 the Company repurchased 601,852 shares from the Chief Executive Officer at a cost of $975 thousand, which represents an average cost of $1.62 per share. In August 2016 the Company repurchased 192,000 shares issued to the Chief Financial Officer and Chief Operating Officer related to their tax withholding obligations at a cost of $308 thousand, which represents an average cost of $1.60 per share.

(11) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2016, and June 30, 2016, the Company established a full valuation allowance against all of its net deferred tax assets.

For the three months ended December 31, 2016, and 2015, the Company incurred pre-tax losses in the amount of $2.7 million and $2.6 million, respectively. For each of the six months ended December 31, 2016, and 2015, the Company incurred pre-tax losses in the amount of $6.1 million. The total effective tax rate was approximately 0% for each of the six months ended December 31, 2016, and 2015.

For each of the six months ended December 31, 2016, and 2015, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording of the valuation allowance placed against its net deferred tax assets.

FASB ASC 740, “Income Taxes” (“FASB ASC 740”) addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had an unrecognized tax benefit of $0 and $0.1 million for the six months ended December 31, 2016, and 2015, respectively.

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

Astro Scientific

Astro Scientific is a technology incubator that commercializes innovative technologies. Subsidiaries 1st Detect and Astrogenetix currently reside in Astro Scientific:

1st Detect - 1st Detect develops, manufactures, and sells chemical analyzers for use in the airport security, military, food and beverage, environmental, and breath analysis markets. Our chemical analyzers can identify chemicals with more accuracy and precision than competing analyzers given their extreme sensitivity and specificity. By leveraging a concept from Oak Ridge National Laboratory and a preliminary design initiated by an engagement with NASA to develop a mass spectrometer for the ISS, the Company developed a chemical analyzer that enables real-time analytics that we believe to be significantly smaller, lighter, faster, and less expensive than competing analyzers. The majority of revenue in 1st Detect comes from working as a subcontractor on government contracts. The Company works with prime contractors in adapting our technology to be used in enhancing the government’s detection capabilities for a variety of applications.

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

Astral

Astral sells film-to-digital conversion, high-dynamic range conversion, image enhancement, and defect removal and color correction services, providing economically feasible conversion of television and feature 35mm and 16mm films to the new 4K UHD/HDR format, the standard for the next generation of digital film distribution to the home. Due to a significant shift in the film scanning industry, most film assets will need to go through an upgrade to 4K HDR to remain relevant for over-the-top distribution (Netflix, Amazon, Hulu, etc.) as television manufacturers sell more 4K UHD/HDR televisions and consumer demand for such content accelerates. Astral is positioned to be a leader in the digital conversion of feature films, film-based television series, sporting events shot on film, film libraries, film archives, and consumer media. Astral has now introduced to the digital conversion market Black ICE™ for the conversion of black and white film, Color ICE™ for the conversion of color film, and HDR ICE™ for the conversion of color film to the new HDR format.

All intercompany transactions between business units have been eliminated in consolidation.

Key financial metrics of the Company’s segments are as follows:

	Three Months Ended December 31, 2016			Three Months Ended December 31, 2015

Revenue, Depreciation, and Income (In thousands)	Revenue	Depreciation	Loss before Income Taxes	Revenue	Depreciation	Loss before Income Taxes
Astro Scientific	$520	$93	$(1,976)	$927	$121	$(1,999)
Astral	—	80	(678)	—	19	(609)
Total	$520	$173	$(2,654)	$927	$140	$(2,608)

	Six Months Ended December 31, 2016			Six Months Ended December 31, 2015

Revenue, Depreciation, and Income (In thousands)	Revenue	Depreciation	Loss before Income Taxes	Revenue	Depreciation	Loss before Income Taxes
Astro Scientific	$1,526	$184	$(4,762)	$927	$211	$(4,923)
Astral	—	160	(1,359)	—	31	(1,136)
Total	$1,526	$344	$(6,121)	$927	$242	$(6,059)

	December 31, 2016			June 30, 2016
Assets (In thousands)	Fixed Assets, Net	Total Capital Expenditures (1)	Total Assets	Fixed Assets, Net	Total Capital Expenditures (2)	Total Assets
Astro Scientific	$1,186	$224	$22,039	$1,146	$322	$28,125
Astral	2,103	17	2,148	2,246	487	2,398
Total	$3,289	$241	$24,187	$3,392	$809	$30,523

(1) Total capital expenditures are for the six months ended December 31, 2016.
(2) Total capital expenditures are for the twelve months ended June 30, 2016.

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
Astro Scientific

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

Astral Images Corporation

•
Astral is enabling film restoration, enhancement, and digitization using an automated process that algorithmically removes dust, scratches, and defects to restore it to its original condition. Astral also uses advanced algorithms to convert film or digital content to high-dynamic range (“HDR”). We are facilitating the shift from 2K resolution to ultra-high definition (“UHD”), HDR 4K resolution (“4K”), the format in which the next generation of digital video content will be distributed to the home.

Our Business Units

Astro Scientific

Astro Scientific is a technology incubator that commercializes innovative technologies. Subsidiaries 1st Detect and Astrogenetix currently reside in Astro Scientific:

1st Detect - 1st Detect develops, manufactures, and sells chemical analyzers for use in the airport security, military, food and beverage, environmental, and breath analysis markets. Our chemical analyzers can identify chemicals with more accuracy and precision than competing analyzers given their extreme sensitivity and specificity. By leveraging a concept from Oak Ridge National Laboratory and a preliminary design initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station (“ISS”), the Company developed a chemical analyzer that enables real-time analytics that we believe to be significantly smaller, lighter, faster, and less expensive than competing analyzers. The majority of revenue in 1st Detect comes from working as a subcontractor on government contracts. The Company works with prime contractors in adapting our technology to be used in enhancing the government’s detection capabilities for a variety of applications.

Our efforts have resulted in a technology that has been or may be deployed in the following areas:

•
Explosive device detection in airports - mass spectrometers, like 1st Detect’s, function at a level of specificity significantly exceeding the current generation of screening devices in airports, meaning significantly fewer false alarms and a higher probability of threat detection. Our solution also has better resolution, translating into the detection of a broader range of compounds, whereas the current technology is only able to detect a small number of traditional explosives. We recently announced that 1st Detect has partnered with an incumbent provider of ion mobility spectrometer instrumentation of the current generation of screening devices in airports, to develop next-generation explosive trace detection (“ETD”) systems for the Department of Homeland Security Science and Technology Directorate (“DHS S&T”) using 1st Detect’s breakthrough chemical analyzer technology. Additionally, 1st Detect is scheduled to introduce its own private-label, high-performance mass spectrometer that would be offered at the same price as the low-performance ion mobility spectrometers.

•
Military - our technology is extremely sensitive, so we believe we can detect chemical warfare agents in much lower concentrations compared to incumbent technologies. The high level of specificity of our instrumentation not only improves detection of traditional threats, but also detects next-generation chemical agents not easily detectable by current instrumentation. 1st Detect had joined with a partner and was awarded a competitive prototype contract for the Next Generation Chemical Detector (“NGCD”) program of the Department of Defense’s Joint Program Executive Office for Chemical and Biological Defense (“JPEO-CBD”) to develop our technology for use with the military. Our product was developed to be used for the following purposes:

◦	Evaluating the presence of chemicals after suspected chemical release incidents;

◦	Continuously evaluating surface contamination following a chemical release to characterize contamination levels;

◦	Evaluating the presence of contamination at a sample site; and

◦	Confirming decontamination of potentially contaminated personnel and equipment.

Our portion of the contract was successfully completed; however, our partner has indicated that they do not plan to pursue the next phase of the program.

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

•
Environmental - our mass spectrometers are built to continuously operate, monitor, detect, and record any unexpected excursions in the environment, while offering performance comparable to lab-quality instruments. Our solutions offer autonomous monitoring of the environment along the perimeter of manufacturing plants and air quality monitoring at critical infrastructure sites, such as mass transit stations.

•
Breath analysis - we have partnered with the University of Texas Health Science Center (“UTHSC”) in the development of a bedside mass spectrometer to analyze human breath in real-time and to detect volatiles emanating from bacteria. Our robust, fast, and sensitive instrument will enable medical professionals to quickly screen with precision that is usually not possible with other slower and sometimes inaccurate alternative solutions that are in use today. Early results of our collaboration with UTHSC are encouraging as we continue to develop and refine our product offering for the breath analysis market segment.

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

Astral

Astral sells film-to-digital conversion, high-dynamic range conversion, image enhancement, and defect removal and color correction services, providing economically feasible conversion of television and feature 35mm and 16mm films to the new 4K UHD/HDR format, the standard for the next generation of digital film distribution to the home. Due to a significant shift in the film scanning industry, most film assets will need to go through an upgrade to 4K HDR to remain relevant for over-the-top distribution (Netflix, Amazon, Hulu, etc.) as television manufacturers sell more 4K UHD/HDR televisions and consumer demand for such content accelerates. Astral is positioned to be a leader in the digital conversion of feature films, film-based television series, sporting events shot on film, film libraries, film archives, and consumer media. Astral has now introduced to the digital conversion market Black ICE™ for the conversion of black and white film, Color ICE™ for the conversion of color film, and HDR ICE™ for the conversion of color film to the new HDR format.

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

Management believes there have been no significant changes during the six months ended December 31, 2016, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K.

Results of Operations

Three months ended December 31, 2016, compared to three months ended December 31, 2015:

Selected consolidated financial data for the quarter ended December 31, 2016, and 2015 is as follows (in thousands):

	Quarter Ended December 31,
	2016	2015
Revenue	$520	$927
Cost of revenue	319	632
Gross profit	201	295
Gross margin	39%	32%
Operating expenses:
Selling, general and administrative	1,636	1,671
Research and development	1,254	1,326
Total operating expenses	2,890	2,997
Loss from operations	(2,689)	(2,702)
Interest and other expense, net	35	94
Income tax expense	—	—
Net loss	(2,654)	(2,608)
Less: Net loss attributable to noncontrolling interest	(51)	(82)
Net loss attributable to Astrotech Corporation	$(2,603)	$(2,526)

Revenue – Total revenue decreased $407 thousand during the second quarter of fiscal 2017, compared to the second quarter of fiscal 2016. $242 thousand of the decrease from the prior year is due to a prior year space-grade handrail manufacturing sale. All of the revenue generated in the second quarter of fiscal 2017 was associated with research-based, fixed-price, government-related subcontract agreements. We expect to receive future revenues from these research-based, fixed-price, government-related subcontract agreements.

Gross Profit – Gross profit is comprised of revenue less cost of revenue. Cost of revenue is comprised of labor, materials, and overhead related to products manufactured for the subcontract agreements. During the second quarter of fiscal 2017, cost of revenues decreased to $319 thousand from $632 thousand in the second quarter of fiscal 2016, and gross profit decreased $94 thousand during the same period. Despite the decrease in revenue as described above, gross margin for the second quarter of fiscal 2017 increased 7%, from 32% to 39%, due to additional work completed at higher margins.

Operating Expenses – Operating expenses decreased $107 thousand during the second quarter of fiscal 2017, compared to the second quarter of fiscal 2016. Significant changes to operating expenses included the following:

•	Selling, general and administrative expense decreased by $35 thousand, primarily driven by a reduction in workforce related to 1st Detect realignment.

•	Research and development expense decreased $72 thousand, primarily driven by a reduction in workforce related to 1st Detect realignment.

Income Taxes – Income tax expense did not change during the second quarter of fiscal 2017. The realization of tax benefits depends on the existence of future taxable income. Pursuant to FASB ASC 740 “Income Taxes” (“FASB ASC 740”), a valuation allowance has been established to reduce the deferred tax assets to the amounts that are more likely than not to be realized.

Results of Operations

Six months ended December 31, 2016, compared to six months ended December 31, 2015:

Selected consolidated financial data for the quarter ended December 31, 2016, and 2015 is as follows (in thousands):

	Six Months Ended December 31,
	2016	2015
Revenue	$1,526	$927
Cost of revenue	1,050	632
Gross profit	476	295
Gross margin	31%	32%
Operating expenses:
Selling, general and administrative	4,184	3,957
Research and development	2,546	2,590
Total operating expenses	6,730	6,547
Loss from operations	(6,254)	(6,252)
Interest and other expense, net	133	193
Income tax expense	—	(2)
Net loss	(6,121)	(6,061)
Less: Net loss attributable to noncontrolling interest	(103)	(171)
Net loss attributable to Astrotech Corporation	$(6,018)	$(5,890)

Revenue – Total revenue increased $599 thousand during the six months ended December 31, 2016, compared to the six months ended December 31, 2015. All of the revenue we generated in the six months ended December 31, 2016 was associated with research-based, fixed-price, government-related subcontract agreements. The first six months of this year had revenue from both of our major contracts, whereas in the prior year, we had revenue mainly from one major project and the sale of handrails mentioned above. We expect to receive future revenues from the research-based, fixed-price, government-related subcontract agreements.

Gross Profit – Gross profit is comprised of revenue less cost of revenue. Cost of revenue is comprised of labor, materials, and overhead related to products manufactured for the subcontract agreements. During the six months ended December 31, 2016, cost of revenues increased to $1.1 million from $632 thousand in the six months ended December 31, 2015. Also, gross profit increased $181 thousand during the six months ended December 31, 2016, compared to the six months ended December 31, 2015, due to the increase in revenue as described above.

Operating Expenses – Operating expenses increased $183 thousand during the six months ended December 31, 2016, compared to the six months ended December 31, 2015. Significant changes to operating expenses included the following:

•
Selling, general and administrative expense increased by $227 thousand, primarily driven by an increase in equity compensation granted during the six months ended December 31, 2016, partially offset by decreases related to a reduction in workforce.

•	Research and development expense decreased $44 thousand, primarily driven by a reduction in workforce for the six months ended December 31, 2016.

Income Taxes – Income tax expense increased $2 thousand during the six months ended December 31, 2016. The realization of tax benefits depends on the existence of future taxable income. Pursuant to FASB ASC 740, a valuation allowance has been established to reduce the deferred tax assets to the amounts that are more likely than not to be realized.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents (in thousands):

	Six Months Ended December 31,
	2016	2015	change
Cash flows from operations:
Net cash used in operating activities	$(4,777)	$(6,864)	$2,087
Net cash provided by investing activities	6,593	6,796	(203)
Net cash used in financing activities	(1,283)	(117)	(1,166)
Net change in cash and cash equivalents	$533	$(185)	$718

Cash and Cash Equivalents

As of December 31, 2016, we held cash and cash equivalents of $4.9 million, and our working capital was approximately $15.7 million. As of June 30, 2016, we had cash and cash equivalents of $4.4 million, and our working capital was approximately $21.1 million. Cash and cash equivalents increased by approximately $0.5 million as of December 31, 2016, as compared to June 30, 2016, due to the sale of some of our available-for-sale securities and the maturities of some of our held-to-maturity securities, partially offset by funding our normal operating activities and research and development initiatives and payments for shares repurchased. Including our cash management investment portfolio, our cash and investments balance as of December 31, 2016 was $19.4 million.

Operating Activities

Cash used in operating activities decreased $2.1 million for the six months ended December 31, 2016, compared to the six months ended December 31, 2015. This was primarily the result of a decrease in use of cash in other assets and liabilities of $1.4 million as we used our inventory balances related to the government projects.

Investing Activities

Cash provided by investing activities decreased $0.2 million for the six months ended December 31, 2016, compared to the six months ended December 31, 2015, primarily caused by a decrease in the amount of available-for-sale securities sold.

Financing Activities

Cash used in financing activities increased $1.2 million for the six months ended December 31, 2016, compared to the six months ended December 31, 2015, due to an increase in payments for shares repurchased.

Liquidity

As of December 31, 2016, we had cash and cash equivalents and short-term investments of $16.1 million, and our working capital was approximately $15.7 million.

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

We believe we have sufficient liquidity to continue to fund our operating expenses, capital requirements, and other expected liquidity requirements through fiscal year 2018.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2016, and June 30, 2016, the Company established a full valuation allowance against all of its net deferred tax assets.

For the three months ended December 31, 2016, and 2015, the Company incurred pre-tax losses in the amount of $2.7 million and $2.6 million, respectively. For each of the six months ended December 31, 2016, and 2015, the Company incurred pre-tax losses in the amount of $6.1 million. The total effective tax rate was approximately 0% for each of the six months ended December 31, 2016, and 2015.

For each of the six months ended December 31, 2016, and 2015, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording of the valuation allowance placed against its net deferred tax assets.

FASB ASC 740 addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had an unrecognized tax benefit of $0 and $0.1 million for the six months ended December 31, 2016, and 2015, respectively.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016, and June 30, 2016.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report. Based on the evaluation and criteria of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of December 31, 2016, we are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations, or cash flows. From time to time, we are subject to legal proceedings and business disputes involving ordinary routine legal matters and claims incidental to our business. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements or awards against us. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 16, 2014, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $5 million of our outstanding common stock. On December 3, 2015, our Board of Directors authorized the extension of the share repurchase program through December 31, 2016. As of December 31, 2016, we had repurchased approximately $0.5 million worth of Astrotech Corporation common stock as part of the share repurchase program. The share repurchase program ended as of December 31, 2016. No shares were repurchased under the repurchase program in the second quarter of the current fiscal year. To date, we have purchased approximately $4.1 million of Astrotech stock, representing 2.0 million shares, in treasury stock. The table below shows all Company shares repurchased during the current fiscal quarter:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2016	—	—	—	$4,508,324
November 1 through November 30, 2016	—	—	—	$4,508,324
December 1 through December 31, 2016 (1)(2)	601,852	1.62	—	$—
Total	601,852	$1.62	—

(1) These shares were purchased directly from the Company's Chief Executive Officer and were not part of the share repurchase program.
(2) The share repurchase program ended December 31, 2016.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description	Incorporation by Reference

10.1	Stock Purchase Agreement, dated December 9, 2016 issued by Astrotech Corporation.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 13, 2016.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.	Filed herewith.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended December 31, 2016, formatted in eXtensible Business Reporting Language: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Notes to Unaudited Condensed Consolidated Financial Statements.(1)
Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: February 13, 2017	/s/ Eric Stober
Eric Stober
Chief Financial Officer and Principal Accounting Officer