Form 10-Q
period 2017-03-31
ASTROTECH Corp
filed 2017-05-09
CIK 1001907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-34426
Astrotech Corporation
(Exact Name of Registrant as Specified in its Charter)

Washington	91-1273737
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

201 West 5th Street, Suite 1275, Austin, Texas	78701
Address of Principal Executive Offices	Zip Code
(512) 485-9530
Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS
As of May 4, 2017, the number of shares of the registrant’s common stock outstanding was: 20,564,551.

ASTROTECH CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2017	June 30, 2016
Assets
Current assets
Cash and cash equivalents	$4,453	$4,399
Short-term investments	10,798	17,102
Accounts receivable, net of allowance	183	156
Costs and estimated revenues in excess of billings	—	451
Inventory, net	209	496
Prepaid expenses and other current assets	467	319
Total current assets	16,110	22,923
Property and equipment, net	3,354	3,392
Long-term investments	2,186	4,208
Total assets	$21,650	$30,523

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$273	$237
Accrued liabilities and other	1,643	1,563
Income tax payable	2	—
Total current liabilities	1,918	1,800
Other liabilities	282	96
Total liabilities	2,200	1,896

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 shares authorized; no shares issued and outstanding, at March 31, 2017 and June 30, 2016	—	—
Common stock, no par value, 75,000,000 shares authorized; 22,555,247 and 21,811,153 shares issued at March 31, 2017 and June 30, 2016, respectively; 20,577,356 and 20,627,511 shares outstanding at March 31, 2017 and June 30, 2016, respectively	190,279	189,294
Treasury stock, 1,977,891 and 1,183,642 shares at cost at March 31, 2017 and June 30, 2016, respectively	(4,111)	(2,828)
Additional paid-in capital	1,469	1,419
Accumulated deficit	(167,935)	(159,117)
Accumulated other comprehensive loss	(62)	(101)
Equity attributable to stockholders of Astrotech Corporation	19,640	28,667
Noncontrolling interest	(190)	(40)
Total stockholders’ equity	19,450	28,627
Total liabilities and stockholders’ equity	$21,650	$30,523

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenue	$411	$196	$1,937	$1,123
Cost of revenue	161	354	1,211	986
Gross profit (loss)	250	(158)	726	137
Operating expenses:
Selling, general and administrative	1,633	1,875	5,817	5,832
Research and development	1,561	1,903	4,107	4,493
Total operating expenses	3,194	3,778	9,924	10,325
Loss from operations	(2,944)	(3,936)	(9,198)	(10,188)
Interest and other expense, net	99	86	232	279
Loss before income taxes	(2,845)	(3,850)	(8,966)	(9,909)
Income tax (expense) benefit	(2)	11	(2)	9
Net loss	(2,847)	(3,839)	(8,968)	(9,900)
Less: Net loss attributable to noncontrolling interest	(47)	(97)	(150)	(268)
Net loss attributable to Astrotech Corporation	$(2,800)	$(3,742)	$(8,818)	$(9,632)

Weighted average common shares outstanding:
Basic and diluted	20,164	20,636	20,474	20,681

Basic and diluted net loss per common share:
Net loss attributable to Astrotech Corporation	$(0.14)	$(0.18)	$(0.43)	$(0.47)

Other comprehensive loss, net of tax:
Available-for-sale securities:
Net unrealized gain (loss)	$18	$29	$(21)	$(161)
Reclassification adjustment for realized losses	—	—	60	14
Total comprehensive loss	$(2,782)	$(3,713)	$(8,779)	$(9,779)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(8,968)	$(9,900)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	1,035	422
Amortization	25	48
Depreciation	524	351
Net loss on sale of available-for-sale investments	60	6
Changes in assets and liabilities:
Accounts receivable	(27)	(116)
Cost, estimated earnings and billings, net on uncompleted contracts	451	—
Accounts payable	36	(102)
Other assets and liabilities	405	(1,473)
Income taxes payable	2	(190)
Net cash used in operating activities	(6,457)	(10,954)

Cash flows from investing activities:
Sale of available-for-sale investments	3,744	4,315
Maturities of held-to-maturity securities	4,536	5,180
Purchases of property and equipment	(486)	(797)
Net cash provided by investing activities-continuing operations	7,794	8,698
Net cash provided by investing activities-discontinued operations	—	6,100
Net cash provided by investing activities	7,794	14,798

Cash flows from financing activities:
Payments for purchase of treasury stock	(1,283)	(117)
Proceeds from issuance of common stock	—	16
Net cash used in financing activities	(1,283)	(101)

Net change in cash and cash equivalents	54	3,743
Cash and cash equivalents at beginning of period	4,399	2,330
Cash and cash equivalents at end of period	$4,453	$6,073

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Income taxes paid	$—	$198

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) General Information

Description of the Company – Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “Company,” “we,” “us” or “our”), a Washington corporation organized in 1984, is an innovative science and technology company that invents, acquires, and commercializes technological innovations sourced from research institutions, laboratories, universities, and internally, and then funds, manages, and builds proprietary, scalable start-up companies for profitable divestiture to market leaders to maximize shareholder value.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by Astrotech Corporation in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. Certain prior year amounts have been reclassified to conform to the current year presentation.

Accounting Pronouncements – In May 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (as updated by ASU 2015-14 in August 2015, ASU 2016-08 in March 2016, and ASU 2016-20 in December 2016). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 was to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. ASU 2015-14 delayed the required adoption date for public entities to periods beginning after December 15, 2017, although early adoption to the original effective date under ASU 2014-09 is permitted. Once implemented, the Company can use one of two retrospective application methods for prior periods. Earlier application is not permitted. The Company expects this pronouncement to effect the timing of when revenue is recognized, but not the amount. The Company has hired a third-party consultant to assist in the adoption of this ASU and plans to adopt this standard by fiscal year 2019. The Company has not determined the method of adoption.

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

In July 2015 the FASB issued ASU No. 2015-11, “Simplifying the Measurements of Inventory” (“ASU 2015-11”). ASU 2015-11 requires management to evaluate inventory at the lower of cost and net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted by all entities as of the beginning of an interim or annual reporting period. With the assistance of a third-party consultant, the Company is in the process of assessing the impact, if any, on its financial statements.

In January 2016 the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements,” and as such these investments may be measured at cost. ASU 2016-01 will be effective for the Company’s fiscal year beginning July 1, 2018, and subsequent interim periods. The adoption of ASU 2016-01 is not expected to have an impact on the Company’s financial statements. The Company will adopt this ASU in fiscal year 2019.

In February 2016 the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. With the assistance of a third-party consultant, the Company is assessing the impact the adoption of ASU 2016-02 will have on its financial statements.

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

1st Detect - 1st Detect develops, manufactures, and sells chemical analyzers for use in the security, defense, healthcare, food and beverage, and environmental markets. Our chemical analyzers can identify chemicals with more accuracy and precision than competing analyzers given their extreme sensitivity and specificity. By leveraging a concept from Oak Ridge National Laboratory and a preliminary design initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station (“ISS”), the Company developed a chemical analyzer that enables real-time analytics that we believe to be significantly smaller, lighter, faster, and less expensive than competing analyzers.

In addition, the majority of revenue in 1st Detect comes from working as a subcontractor on government contracts. The Company works with prime contractors in adapting our technology to be used in enhancing the government’s detection capabilities for a variety of applications.

Astrogenetix - Astrogenetix is a biotechnology company that is applying a fast-track, on-orbit discovery platform using the ISS to develop vaccines and other therapeutics. NASA has engaged the Center for Vaccine Development at the University of Maryland (“UMD”), one of the leading vaccinology institutions in the world, to research the application of a vaccine for Salmonella. NASA is collaborating with UMD, meaning little investment is required of Astrogenetix at this stage.

Astral

Astral Images Corporation (“Astral”) was created to commercialize decades of image enhancement research. Astral sells film-to-digital conversion, high-dynamic range (“HDR”) conversion, image enhancement, and defect removal and color correction services, providing economically feasible conversion of television and feature 35mm and 16mm films to the new 4K resolution (“4K”) Ultra-High Definition/High-Dynamic Range (“UHD/HDR”) format, the standard for the next generation of digital film distribution to the home. Due to a significant shift in the film scanning industry, most film assets will need to go through an upgrade to 4K HDR to remain relevant for over-the-top distribution (Netflix, Amazon, Hulu, etc.) as television manufacturers sell more 4K UHD/HDR televisions and consumer demand for such content accelerates. Astral is positioned to be a leader in the digital conversion of feature films, film-based television series, sporting events shot on film, film libraries, film archives, and consumer media. Astral has now introduced to the digital conversion market Black ICE™ for the conversion of black and white film, Color ICE™ for the conversion of color film, and HDR ICE™ for the conversion of color film or digital video to the new HDR format.

(2) Investments

We use the specific identification method when determining realized gains and losses on our available-for-sale and held-to-maturity securities. The following tables summarize unrealized gains and losses related to our investments:

Available-for-Sale	March 31, 2017
(In thousands)	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$9,104	$—	$(62)	$9,042
Total	$9,104	$—	$(62)	$9,042

	June 30, 2016
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$12,908	$—	$(101)	$12,807
Total	$12,908	$—	$(101)	$12,807

For information on the unrealized holding losses on available-for-sale investments reclassified out of accumulated other comprehensive loss into the consolidated statements of income, see “Note 8: Other Comprehensive Loss.”

Held-to-Maturity	March 31, 2017
(In thousands)	Carrying	Unrealized	Unrealized	Fair
	Value	Gain	Loss	Value
Fixed Income Bonds	$3,144	$1	$(8)	$3,137
Time Deposits	798	1	(1)	798
Total	$3,942	$2	$(9)	$3,935

	June 30, 2016
	Carrying	Unrealized	Unrealized	Fair
	Value	Gain	Loss	Value
Fixed Income Bonds	$3,513	$11	$(6)	$3,518
Time Deposits	4,990	7	—	4,997
Total	$8,503	$18	$(6)	$8,515

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

The following table presents the carrying amounts of certain financial instruments as of March 31, 2017, and June 30, 2016:

	Carrying Value
	Short-Term Investments		Long-Term Investments
(In thousands)	March 31, 2017	June 30, 2016	March 31, 2017	June 30, 2016
Mutual Funds - Corporate & Government Debt	$9,042	$12,807	$—	$—
Time deposits
Maturities from 1-90 days	—	2,243	—	—
Maturities from 91-360 days	250	1,699	—	—
Maturities over 360 days	—	—	548	1,048
Fixed Income Bonds
Maturities less than 1 year	1,506	353	—	—
Maturities from 1-3 years	—	—	1,638	3,160
Maturities from 3-5 years	—	—	—	—
Total	$10,798	$17,102	$2,186	$4,208

(3) Inventory

The following table summarizes the components of our inventory balances, net of allowance of $109 thousand and $17 thousand at March 31, 2017, and June 30, 2016, respectively:

(In thousands)	March 31, 2017	June 30, 2016
Raw materials	$132	$327
Work in process	57	75
Finished goods	20	94
Total inventory	$209	$496

(4) Noncontrolling Interest

During the third quarter of 2015, Astral was created in conjunction with a noncontrolling interest, resulting in Astrotech owning 72% of Astral; currently, the Company owns 94% of Astral. The following table details the contributions from the Company and the minority interest owner and the Company’s ownership percentage of Astral:

(In thousands)	ASTC Contribution	Minority Owner Contribution	ASTC Ownership (1)
Initial investment	$1,422	$422	72%
Additional contributions through June 30, 2016	4,000	—	92%
Additional contributions through March 31, 2017	1,000	—	94%
Total Contributions	$6,422	$422

(1) Ownership interest is determined by shares owned, for which cost basis differed at initial issuance.

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

The following table breaks down the changes in Stockholders’ Equity for the fiscal year 2017 (in thousands):

	Astrotech Corp Stockholders' Equity	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
Balance at June 30, 2016	$28,667	$(40)	$28,627
Stock based compensation	1,035	—	1,035
Share repurchases	(1,283)	—	(1,283)
Net change in available-for-sale securities	39	—	39
Net loss attributable to Astrotech Corporation	(8,818)	—	(8,818)
Net loss attributable to noncontrolling interest	—	(150)	(150)
Balance at March 31, 2017	$19,640	$(190)	$19,450

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Numerator:
Amounts attributable to Astrotech Corporation, basic and diluted:
Loss before income taxes	$(2,845)	$(3,850)	$(8,966)	$(9,909)
Income tax (expense) benefit	(2)	11	(2)	9
Net loss	(2,847)	(3,839)	(8,968)	(9,900)
Less: Net loss attributable to noncontrolling interest	(47)	(97)	(150)	(268)
Net loss attributable to Astrotech Corporation	$(2,800)	$(3,742)	$(8,818)	$(9,632)
Denominator:
Denominator for basic and diluted net loss per share attributable to Astrotech Corporation — weighted average common stock outstanding	20,164	20,636	20,474	20,681
Basic and diluted net loss per common share:
Net loss attributable to Astrotech Corporation	$(0.14)	$(0.18)	$(0.43)	$(0.47)

All unvested restricted stock awards for the nine months ended March 31, 2017, are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 1,167,750 shares of common stock at exercise prices ranging from $0.32 to $3.20 per share outstanding as of March 31, 2017, were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of March 31, 2017, and June 30, 2016:

	March 31, 2017
	Carrying	Fair Value Measured Using			Fair
(in thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$9,042	$9,042	$—	$—	$9,042
Held-to-Maturity Securities
Bonds: 0-1 year	1,506	—	1,504	—	1,504
Bonds: 1-3 years	1,638	—	1,633	—	1,633
Time deposits: 1-90 days	—	—	—	—	—
Time deposits: 91-360 days	250	—	251	—	251
Time deposits: over 360 days	548	—	547	—	547
Total	$12,984	$9,042	$3,935	$—	$12,977

	June 30, 2016
	Carrying	Fair Value Measured Using			Fair
(in thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$12,807	$12,807	$—	$—	$12,807
Held-to-Maturity Securities
Bonds: 0-1 year	353	—	352		352
Bonds: 1-3 years	3,160	—	3,166	—	3,166
Time deposits: 1-90 days	2,243	—	2,244	—	2,244
Time deposits: 91-360 days	1,699	—	1,703	—	1,703
Time deposits: over 360 days	1,048	—	1,050	—	1,050
Total	$21,310	$12,807	$8,515	$—	$21,322

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

(8) Other Comprehensive Loss

Changes in the balances of each component included in accumulated other comprehensive loss for the nine months ended March 31, 2017, are presented below.

(In thousands)	Accumulated Other Comprehensive Loss
Unrealized Loss in Mutual Fund Investments
Balance at June 30, 2016	$(101)
Current period change in other comprehensive loss before reclassifications	(21)
Reclassification to net loss for realized losses	60
Balance at March 31, 2017	$(62)

(9) Business Risk and Credit Risk Concentration Involving Cash

During the nine months ended March 31, 2017, the Company had two customers that together comprised the majority of the Company’s revenue. During the nine months ended March 31, 2016, the Company had three customers that together comprised 100% of the Company’s revenue. The following tables summarize the concentrations of sales and trade accounts receivable percentages for the Company’s customers:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	Percentage of Total Sales	Percentage of Total Sales
Next Generation Chemical Detector Partner	19%	11%
Department of Homeland Security Science and Technology Directorate Partner	79%	89%

	Nine Months Ended March 31, 2017	Nine Months Ended March 31, 2016
	Percentage of Total Sales	Percentage of Total Sales
Next Generation Chemical Detector Partner	46%	59%
Department of Homeland Security Science and Technology Directorate Partner	53%	20%
A Japanese Aerospace Company	—%	21%

	March 31, 2017	June 30, 2016
	Percentage of Trade A/R	Percentage of Trade A/R
Department of Homeland Security Science and Technology Directorate Partner	87%	100%

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation (“FDIC”) of $250 thousand per depositor. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what we believe to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(10) Common Stock Incentive, Stock Purchase Plans, and Other Compensation Plans

Stock Option Activity Summary

The Company’s stock option activity for the nine months ended March 31, 2017, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2016	957,750	$1.18
Granted	220,000	1.67
Exercised	—	—
Canceled or expired	(10,000)	3.20
Outstanding at March 31, 2017	1,167,750	$1.25

The aggregate intrinsic value of options exercisable at March 31, 2017, was $0.9 million as the fair value of the Company’s common stock is more than the exercise prices of these options. The remaining share-based compensation expense of $69 thousand related to stock options will be recognized over a weighted-average period of 1.02 years.

The table below details the Company’s stock options outstanding as of March 31, 2017:

Range of exercise prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Options Exercisable Weighted- Average Exercise Price
$0.32 – 0.71	432,750	3.40	$0.60	432,750	$0.60
$1.20 – 1.67	650,000	7.65	1.44	430,000	1.32
$3.20 – 3.20	85,000	8.02	3.20	37,669	3.20
$0.32 – 3.20	1,167,750	6.10	$1.25	900,419	$1.05

Compensation costs recognized related to stock option awards were $17 thousand and $190 thousand for the three months ended March 31, 2017, and 2016, respectively, and $50 thousand and $265 thousand for the nine months ended March 31, 2017, and 2016, respectively.

Restricted Stock

The Company’s restricted stock activity for the nine months ended March 31, 2017, was as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Outstanding at June 30, 2016	154	$3.07
Granted	258	1.73
Vested	—	—
Canceled or expired	10	2.23
Outstanding at March 31, 2017	402	$2.34

Stock compensation expenses related to restricted stock were $71 thousand and $(21) thousand for the three months ended March 31, 2017, and 2016, respectively, and $207 thousand and $157 thousand for the nine months ended March 31, 2017, and 2016, respectively. The remaining share-based compensation expense of $376 thousand related to restricted stock awards granted will be recognized over a weighted-average period of 1.43 years.

Immediately Vested Stock

Stock compensation expenses related to stock that has no vesting period were $778 thousand and $0 for the nine months ended March 31, 2017, and 2016, respectively.

Securities Repurchase Program

On December 13, 2014, the Board of Directors amended the share repurchase program to allow for the repurchase of up to $5 million in Astrotech Corporation stock until December 31, 2015. On December 3, 2015, the Board of Directors authorized the extension of the share repurchase program through December 31, 2016. The share repurchase program ended as of December 31, 2016; as such, during the nine months ended March 31, 2017, no shares were repurchased as part of the share repurchase program. As of March 31, 2017, the Company had repurchased 188,635 shares of common stock at a cost of $492 thousand, which represents an average cost of $2.61 per share.

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

(11) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of March 31, 2017, and June 30, 2016, the Company established a full valuation allowance against all of its net deferred tax assets.

For the three months ended March 31, 2017, and 2016, the Company incurred pre-tax losses in the amount of $2.8 million and $3.9 million, respectively. For the nine months ended March 31, 2017, and 2016, the Company incurred pre-tax losses in the amount of $9.0 million and $9.9 million, respectively. The total effective tax rate was approximately 0% for each of the nine months ended March 31, 2017, and 2016.

For each of the nine months ended March 31, 2017, and 2016, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording of the valuation allowance placed against its net deferred tax assets.

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had an unrecognized tax benefit of $0 and $0.1 million for the nine months ended March 31, 2017, and 2016, respectively.

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

Astro Scientific

Astro Scientific is a technology incubator that commercializes innovative technologies. Subsidiaries 1st Detect and Astrogenetix currently reside in Astro Scientific:

1st Detect - 1st Detect develops, manufactures, and sells chemical analyzers for use in the security, defense, healthcare, food and beverage, and environmental markets. Our chemical analyzers can identify chemicals with more accuracy and precision than competing analyzers given their extreme sensitivity and specificity. By leveraging a concept from Oak Ridge National Laboratory and a preliminary design initiated by an engagement with NASA to develop a mass spectrometer for the ISS, the Company developed a chemical analyzer that enables real-time analytics that we believe to be significantly smaller, lighter, faster, and less expensive than competing analyzers. The majority of revenue in 1st Detect comes from working as a subcontractor on government contracts. The Company works with prime contractors in adapting our technology to be used in enhancing the government’s detection capabilities for a variety of applications.

Astrogenetix - Astrogenetix is a biotechnology company that is applying a fast-track, on-orbit discovery platform using the ISS to develop vaccines and other therapeutics. NASA has engaged the Center for Vaccine Development at UMD, one of the leading vaccinology institutions in the world, to research the application of a vaccine for Salmonella. NASA is collaborating with UMD, meaning little investment is required of Astrogenetix at this stage.

Astral

Astral sells film-to-digital conversion, HDR conversion, image enhancement, and defect removal and color correction services, providing economically feasible conversion of television and feature 35mm and 16mm films to the new 4K UHD/HDR format, the standard for the next generation of digital film distribution to the home. Due to a significant shift in the film scanning industry, most film assets will need to go through an upgrade to 4K HDR to remain relevant for over-the-top distribution (Netflix, Amazon, Hulu, etc.) as television manufacturers sell more 4K UHD/HDR televisions and consumer demand for such content accelerates. Astral is positioned to be a leader in the digital conversion of feature films, film-based television series, sporting events shot on film, film libraries, film archives, and consumer media. Astral has now introduced to the digital conversion market Black ICE™ for the conversion of black and white film, Color ICE™ for the conversion of color film, and HDR ICE™ for the conversion of color film or digital video to the new HDR format.

All intercompany transactions between business units have been eliminated in consolidation.

Key financial metrics of the Company’s segments are as follows:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016

Revenue, Depreciation, and Income (In thousands)	Revenue	Depreciation	Loss before Income Taxes	Revenue	Depreciation	Loss before Income Taxes
Astro Scientific	$403	$100	$(2,153)	$196	$93	$(3,044)
Astral	8	79	(692)	—	17	(806)
Total	$411	$179	$(2,845)	$196	$110	$(3,850)

	Nine Months Ended March 31, 2017			Nine Months Ended March 31, 2016

Revenue, Depreciation, and Income (In thousands)	Revenue	Depreciation	Loss before Income Taxes	Revenue	Depreciation	Loss before Income Taxes
Astro Scientific	$1,929	$284	$(6,916)	$1,123	$303	$(7,967)
Astral	8	240	(2,050)	—	48	(1,942)
Total	$1,937	$524	$(8,966)	$1,123	$351	$(9,909)

	March 31, 2017			June 30, 2016
Assets (In thousands)	Fixed Assets, Net	Total Capital Expenditures (1)	Total Assets	Fixed Assets, Net	Total Capital Expenditures (2)	Total Assets
Astro Scientific	$1,329	$466	$19,551	$1,146	$322	$28,125
Astral	2,025	20	2,099	2,246	487	2,398
Total	$3,354	$486	$21,650	$3,392	$809	$30,523

(1) Total capital expenditures are for the nine months ended March 31, 2017.
(2) Total capital expenditures are for the twelve months ended June 30, 2016.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends,” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:

•	The effect of economic and political conditions in the United States or other nations that could impact our ability to sell our products and services or gain customers;

•	Our ability to raise sufficient capital to meet our long- and short-term liquidity requirements;

•	Our ability to successfully pursue our business plan and execute our strategy;

•	Whether we will fully realize the economic benefits under our customer contracts;

•	Technological difficulties and potential legal claims arising from any technological difficulties;

•	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by governmental or commercial customers;

•	Uncertainty in government funding and support for key programs, grant opportunities, or procurements;

•	The impact of competition on our ability to win new contracts;

•	Delays in the timing of performance under our contracts; and

•	Our ability to meet technological development milestones and overcome development challenges.

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

Business Overview

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “Company,” “we,” “us” or “our”), a Washington corporation organized in 1984, is an innovative science and technology company that invents, acquires, and commercializes technological innovations sourced from research institutions, laboratories, universities, and internally, and then funds, manages, and builds proprietary, scalable start-up companies for profitable divestiture to market leaders to maximize shareholder value.
The Company currently operates two reportable business units, Astro Scientific and Astral Images Corporation (“Astral”), and their efforts are focused on the following:
Astro Scientific

•
1st Detect Corporation (“1st Detect”) is a leading supplier of chemical detection and analysis instrumentation. Our next-generation solutions enable high-performance trace detection of critical threats or compounds of interest to the security and defense and industrial markets using a small, fast, and inexpensive platform.

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

Our Business Units

Astro Scientific

Astro Scientific is a technology incubator that commercializes innovative technologies. Subsidiaries 1st Detect and Astrogenetix currently reside in Astro Scientific:

1st Detect - 1st Detect develops, manufactures, and sells chemical analyzers for use in the security, defense, healthcare, food and beverage, and environmental markets. Our chemical analyzers can identify chemicals with more accuracy and precision than competing analyzers given their extreme sensitivity and specificity. By leveraging a concept from Oak Ridge National Laboratory and a preliminary design initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station (“ISS”), the Company developed a chemical analyzer that enables real-time analytics that we believe to be significantly smaller, lighter, faster, and less expensive than competing analyzers. The majority of revenue in 1st Detect comes from working as a subcontractor on government contracts. The Company works with prime contractors in adapting our technology to be used in enhancing the government’s detection capabilities for a variety of applications.

Our efforts have resulted in a technology that has been or may be deployed in the following areas:

•
Security - Explosive device detection in airports: mass spectrometers, like 1st Detect’s, function at a level of specificity significantly exceeding the current generation of screening devices in airports, meaning significantly fewer false alarms and a higher probability of threat detection. Our solution also has better resolution, translating into the detection of a broader range of compounds, whereas the current technology is only able to detect a small number of traditional explosives. 1st Detect has partnered with an incumbent provider of ion mobility spectrometer instrumentation of the current generation of screening devices in airports, to develop next-generation explosive trace detection (“ETD”) systems for the Department of Homeland Security Science and Technology Directorate using 1st Detect’s breakthrough chemical analyzer technology. Additionally, 1st Detect plans to introduce its own private-label, high-performance ETD system to the security market.

•
Defense - Military: our technology is extremely sensitive, and we believe we can detect chemical warfare agents in much lower concentrations compared to incumbent technologies. The high level of specificity of our instrumentation not only improves detection of traditional threats, but also detects next-generation chemical agents not easily detectable by current instrumentation. 1st Detect had joined with a partner and was awarded a competitive prototype contract for the Next Generation Chemical Detector program of the Department of Defense’s Joint Program Executive Office for Chemical and Biological Defense to develop our technology for use with the military. Our product was developed to be used for the following purposes:

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

•
Healthcare - Breath analysis: we have partnered with the University of Texas Health Science Center (“UTHSC”) in the development of a bedside mass spectrometer to analyze human breath in real-time and to detect volatiles emanating from bacteria. Our robust, fast, and sensitive instrument will enable medical professionals to quickly screen with precision that is usually not possible with other slower and sometimes inaccurate alternative solutions that are in use today. Early results of our collaboration with UTHSC are encouraging as we continue to develop and refine our product offering for the breath analysis market segment.

•
Food and beverage: we are also enabling cost-effective real-time, in-situ analysis with mass spectrometry for what we believe to be the first time in food and beverage manufacturing. Not only does our instrumentation provide a full set of information to more thoroughly analyze results when there is a deviation in quality, but we provide objectivity that is not possible with the status quo - human taste testers.

•
Environmental: our mass spectrometers are built to continuously operate, monitor, detect, and record any unexpected excursions in the environment, while offering performance comparable to lab-quality instruments. Our solutions offer autonomous monitoring of the environment along the perimeter of manufacturing plants and air quality monitoring at critical infrastructure sites, such as mass transit stations.

Astrogenetix - Astrogenetix is a biotechnology company that is applying a fast-track, on-orbit discovery platform using the ISS to develop vaccines and other therapeutics. NASA has engaged the Center for Vaccine Development at the University of Maryland, one of the leading vaccinology institutions in the world, to research the application of a vaccine for Salmonella. NASA is collaborating with UMD, meaning little investment is required of Astrogenetix at this stage.

Astral

Astral sells film-to-digital conversion, high-dynamic range conversion, image enhancement, and defect removal and color correction services, providing economically feasible conversion of television and feature 35mm and 16mm films to the new 4K UHD/HDR format, the standard for the next generation of digital film distribution to the home. Due to a significant shift in the film scanning industry, most film assets will need to go through an upgrade to 4K HDR to remain relevant for over-the-top distribution (Netflix, Amazon, Hulu, etc.) as television manufacturers sell more 4K UHD/HDR televisions and consumer demand for such content accelerates. Astral is positioned to be a leader in the digital conversion of feature films, film-based television series, sporting events shot on film, film libraries, film archives, and consumer media. Astral has now introduced to the digital conversion market Black ICE™ for the conversion of black and white film, Color ICE™ for the conversion of color film, and HDR ICE™ for the conversion of color film or digital video to the new HDR format.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are reviewed periodically. Actual results may differ from these estimates under different assumptions or conditions.

Management believes there have been no significant changes during the nine months ended March 31, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K.

Results of Operations

Three months ended March 31, 2017, compared to three months ended March 31, 2016:

Selected consolidated financial data for the quarter ended March 31, 2017, and 2016 is as follows (in thousands):

	Quarter Ended March 31,
	2017	2016
Revenue	$411	$196
Cost of revenue	161	354
Gross profit (loss)	250	(158)
Gross margin	61%	(81)%
Operating expenses:
Selling, general and administrative	1,633	1,875
Research and development	1,561	1,903
Total operating expenses	3,194	3,778
Loss from operations	(2,944)	(3,936)
Interest and other expense, net	99	86
Income tax (expense) benefit	(2)	11
Net loss	(2,847)	(3,839)
Less: Net loss attributable to noncontrolling interest	(47)	(97)
Net loss attributable to Astrotech Corporation	$(2,800)	$(3,742)

Revenue – Total revenue increased $215 thousand during the third quarter of fiscal 2017, compared to the third quarter of fiscal 2016. The majority of the revenue generated in the third quarters of fiscal 2017 and 2016 was associated with research-based, fixed-price, government-related subcontract agreements. In the current quarter, the Company had revenue from both of our major contracts, whereas in the prior year, we had revenue mainly from one contract.

Gross Profit – Gross profit is comprised of revenue less cost of revenue. Cost of revenue is comprised of labor, materials, and overhead related to products manufactured for the subcontract agreements. During the third quarter of fiscal 2017, cost of revenues decreased to $161 thousand from $354 thousand in the third quarter of fiscal 2016, and gross profit increased $408 thousand during the same period. The Company’s third quarter results reflect favorable variances to budgeted amounts related to our ongoing contracts.

Operating Expenses – Operating expenses decreased $584 thousand during the third quarter of fiscal 2017, compared to the third quarter of fiscal 2016. The $242 thousand decrease in selling, general and administrative and the $342 thousand decrease in research and development are primarily driven by a reduction in workforce related to 1st Detect realignment.

Income Taxes – Income tax expense decreased $13 thousand due to the requirements outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes” (“FASB ASC 740”). The realization of tax benefits depends on the existence of future taxable income. Pursuant to FASB ASC 740, a valuation allowance has been established to reduce the deferred tax assets to the amounts that are more likely than not to be realized.

Nine months ended March 31, 2017, compared to nine months ended March 31, 2016:

Selected consolidated financial data for the nine months ended March 31, 2017, and 2016 is as follows (in thousands):

	Nine Months Ended March 31,
	2017	2016
Revenue	$1,937	$1,123
Cost of revenue	1,211	986
Gross profit (loss)	726	137
Gross margin	37%	12%
Operating expenses:
Selling, general and administrative	5,817	5,832
Research and development	4,107	4,493
Total operating expenses	9,924	10,325
Loss from operations	(9,198)	(10,188)
Interest and other expense, net	232	279
Income tax (expense) benefit	(2)	9
Net loss	(8,968)	(9,900)
Less: Net loss attributable to noncontrolling interest	(150)	(268)
Net loss attributable to Astrotech Corporation	$(8,818)	$(9,632)

Revenue – Total revenue increased $814 thousand during the nine months ended March 31, 2017, compared to the nine months ended March 31, 2016. The majority of the revenue we generated in the nine months ended March 31, 2017 was associated with research-based, fixed-price, government-related subcontract agreements. The first nine months of this year had revenue from both of our major contracts, whereas in the prior year, we had revenue mainly from one major project and the sale of space-grade handrails, an opportunity borne from our legacy space business for which the Company has unique expertise.

Gross Profit – Gross profit is comprised of revenue less cost of revenue. Cost of revenue is comprised of labor, materials, and overhead related to products manufactured for the subcontract agreements. During the nine months ended March 31, 2017, cost of revenues increased to $1.2 million from $986 thousand in the nine months ended March 31, 2016. Also, gross profit increased $589 thousand during the nine months ended March 31, 2017, compared to the nine months ended March 31, 2016, due to the increase in revenue as described above.

Operating Expenses – Operating expenses decreased $401 thousand during the nine months ended March 31, 2017, compared to the nine months ended March 31, 2016. Significant changes to operating expenses included the following:

•
Selling, general and administrative expense decreased by $15 thousand, primarily driven by decreases related to a reduction in workforce, which was partially offset by an increase in equity compensation granted during the nine months ended March 31, 2017.

•	Research and development expense decreased $386 thousand, primarily driven by a reduction in workforce for the nine months ended March 31, 2017.

Income Taxes – Income tax expense decreased $11 thousand during the nine months ended March 31, 2017. The realization of tax benefits depends on the existence of future taxable income. Pursuant to FASB ASC 740, a valuation allowance has been established to reduce the deferred tax assets to the amounts that are more likely than not to be realized.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents (in thousands):

	Nine Months Ended March 31,
	2017	2016	change
Cash flows from continuing operations:
Net cash used in operating activities	$(6,457)	$(10,954)	$4,497
Net cash provided by investing activities	7,794	8,698	(904)
Net cash used in financing activities	(1,283)	(101)	(1,182)
Net cash provided by (used in) continuing operations	54	(2,357)	2,411

Cash flows from discontinued operations:
Net cash provided by investing activities	—	6,100	(6,100)
Net cash provided by discontinued operations	—	6,100	(6,100)

Net change in cash and cash equivalents	$54	$3,743	$(3,689)

Cash and Cash Equivalents

As of March 31, 2017, we held cash and cash equivalents of $4.5 million, and our working capital was approximately $14.2 million. As of June 30, 2016, we had cash and cash equivalents of $4.4 million, and our working capital was approximately $21.1 million. Cash and cash equivalents increased by approximately $0.1 million as of March 31, 2017, as compared to June 30, 2016, due to the sale of some of our available-for-sale securities and the maturities of some of our held-to-maturity securities, partially offset by funding our normal operating activities and research and development initiatives and payments for shares repurchased. Including our cash management investment portfolio, our cash and investments balance as of March 31, 2017 was $17.4 million.

Operating Activities

Cash used in operating activities from continuing operations decreased $4.5 million for the nine months ended March 31, 2017, compared to the nine months ended March 31, 2016. This was primarily the result of decreased losses from operations of $0.9 million, a decrease in use of cash in other assets and liabilities of $1.9 million as we used our inventory balances related to the government projects, and a decrease in the use of cash of $0.5 million due to an increase in costs in excess of billings.

Investing Activities

Cash provided by investing activities from continuing operations decreased $0.9 million for the nine months ended March 31, 2017, compared to the nine months ended March 31, 2016, primarily caused by a decrease in the amount of available-for-sale securities sold and the maturities of our held-to-maturity securities. Cash provided by investing activities from discontinuing operations decreased $6.1 million during the nine months ended March 31, 2017, which was due to the receipt of an indemnity cash holdback during the previous fiscal year.

Financing Activities

Cash used in financing activities from continuing operations increased $1.2 million for the nine months ended March 31, 2017, compared to the nine months ended March 31, 2016, due to an increase in payments for shares repurchased.

Liquidity

As of March 31, 2017, we had cash and cash equivalents and short-term investments of $15.3 million, and our working capital was approximately $14.2 million.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of March 31, 2017, and June 30, 2016, the Company established a full valuation allowance against all of its net deferred tax assets.

For the three months ended March 31, 2017, and 2016, the Company incurred pre-tax losses in the amount of $2.8 million and $3.9 million, respectively. For the nine months ended March 31, 2017, and 2016, the Company incurred pre-tax losses in the amount of $9.0 million and $9.9 million, respectively. The total effective tax rate was approximately 0% for each of the nine months ended March 31, 2017, and 2016.

For each of the nine months ended March 31, 2017, and 2016, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording of the valuation allowance placed against its net deferred tax assets.

FASB ASC 740 addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had an unrecognized tax benefit of $0 and $0.1 million for the nine months ended March 31, 2017, and 2016, respectively.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2017, and June 30, 2016.

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

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of March 31, 2017, we are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations, or cash flows. From time to time, we are subject to legal proceedings and business disputes involving ordinary routine legal matters and claims incidental to our business. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements or awards against us. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2017 formatted in eXtensible Business Reporting Language: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Notes to Unaudited Condensed Consolidated Financial Statements.
Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: May 9, 2017	/s/ Eric Stober
Eric Stober
Chief Financial Officer and Principal Accounting Officer