Form 10-K
period 2017-06-30
ASTROTECH Corp
filed 2017-09-18
CIK 1001907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended June 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 001-34426

Astrotech Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1273737
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

201 West 5th Street, Suite 1275, Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (512) 485-9530

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange
Common Stock	on which registered
(no par value)	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☐
The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2016, based upon the closing price of such stock on the NASDAQ Capital Market on such date of $1.50 was approximately $26,591,504.

As of September 15, 2017, 22,532,544 shares of the registrant’s common stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:

•	The effect of economic and political conditions in the United States or other nations that could impact our ability to sell our products and services or gain customers;

•	Our ability to raise sufficient capital to meet our long- and short-term liquidity requirements;

•	Our ability to successfully pursue our business plan and execute our strategy;

•	Our ability to maintain the listing of our common stock on the NASDAQ Capital Market;

•	Whether we will fully realize the economic benefits under our customer contracts;

•	Product demand and market acceptance, including our ability to develop and sell products and services to be used by governmental or commercial customers;

•	Uncertainty in government funding, grant opportunities, or procurements;

•	The impact of competition on our ability to win new contracts;

•	The timing of and number of films that are converted to 4K resolution (“4K”);

•	Delays in the timing of performance under our contracts; and

•	Our ability to meet technological development milestones and overcome development challenges.

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

Our efforts are focused on the following:

•
1st Detect Corporation (“1st Detect”) is a supplier of chemical detection and analysis instrumentation. Our next-generation solutions enable high performance trace detection of critical threats or compounds of interest to the security, defense, and healthcare markets using a small, fast, and inexpensive platform.

•	Astrogenetix, Inc. (“Astrogenetix”) is developing next generation vaccines and therapeutics using the unique environment of microgravity.

•
Astral Images Corporation (“Astral”) restores, enhances, and digitizes film using its powerful artificial intelligence (“AI”) algorithms to remove dust, scratches, and defects while restoring and enhancing the original color and optimizing the resolution to be viewed in ultra-high definition (“UHD” or “4K”) high dynamic range (“HDR”). We are facilitating the shift from high definition (“HD,” “2K,” or “1080p”) resolution to 4K/HDR, the format in which the latest generation of digital video content is being distributed to the home.

Business Developments

1st Detect to Pursue Strategic Alternatives

On May 10, 2017, 1st Detect announced that it has engaged Chardan Capital Markets, LLC to advise on strategic alternatives involving 1st Detect. The range of alternatives which may be considered could include strategic acquisitions, licensing partnerships, a sale of some or all of the Company, or a variety of other possible transactions.

1st Detect Announces Successful Pre-Clinical Trials for Its Bedside Breathalyzer

On June 15, 2017, 1st Detect announced positive preliminary results in pre-clinical trials for the BreathDetect 1000 — a rapid bedside breath analyzer for detecting bacterial infections in the respiratory tract, such as hospital-acquired pneumonia (“HAP”). In collaboration with UT Health San Antonio (“UTHSA”), we aim to provide a solution that can reduce the time for diagnosis of HAP from five days to minutes.

Letter from the NASDAQ Stock Market

On August 24, 2017, the Company received a letter from The NASDAQ Stock Market notifying the Company of its failure to maintain compliance with the $1.00 per share of common stock minimum closing bid price requirement over the preceding 30 consecutive trading days as required by Marketplace Rule 5550(a)(2). The letter stated that the Company has until February 20, 2018 to demonstrate compliance by maintaining a minimum closing bid price of $1.00 per share of common stock for a minimum of 10 consecutive trading days. If the Company cannot demonstrate compliance, further steps may be taken, up to and including the delisting of its common stock from The NASDAQ Capital Market.

The Company has not yet determined what action, if any, it will take in response to this letter, although the Company intends to monitor the closing bid price of its common stock between now and February 19, 2018 and consider available options if its common stock does not trade at a level likely to result in the Company regaining compliance with The NASDAQ Capital Market minimum closing bid price requirement.

Our Business Units

Astro Scientific

Astro Scientific is a technology incubator that commercializes innovative technologies. Subsidiaries 1st Detect and Astrogenetix currently reside in Astro Scientific:

1st Detect

1st Detect develops, manufactures, and sells chemical analyzers for use in the airport security, military, and breath analysis markets. Our chemical analyzers can identify chemicals with more accuracy and precision than competing analyzers given their extreme sensitivity and specificity. By leveraging a concept from Oak Ridge National Laboratory and a preliminary design initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station, the Company developed a chemical analyzer that enables real-time analytics that we believe to be significantly smaller, lighter, faster, and less expensive than competing analyzers. The majority of revenue in 1st Detect comes from working as a subcontractor on government contracts. The Company works with prime contractors in adapting our technology to be used in enhancing the government’s detection capabilities for a variety of applications.

Astrogenetix

Astrogenetix is applying a fast-track, on-orbit discovery platform using the International Space Station to develop vaccines and other therapeutics. NASA has engaged the Center for Vaccine Development at the University of Maryland (“UMD”), one of the leading vaccinology institutions in the world, to aid in the filing of an Investigational New Drug (“IND”) application of a vaccine for Salmonella. NASA is collaborating with UMD, meaning little investment is required of Astrogenetix at this stage. Once an IND is filed, we will be seeking partnership with a pharmaceutical company to complete the Food and Drug Administration (“FDA”) approval process and to ultimately commercialize the vaccine.

Astral Images

Astral Images sells film-to-digital conversion, high-dynamic range conversion, image enhancement, defect removal, and color correction services. Astral uses its powerful artificial intelligence (“AI”) algorithms to provide automated conversion of television and feature 35mm and 16mm films to the new 4K/HDR format, the standard for the latest generation of digital film distribution to the home. Due to a significant shift in the film scanning industry, most film assets will need to go through an upgrade to the new standard to remain relevant for over-the-top distribution (Netflix, Amazon, Hulu, etc.) as television manufacturers sell more 4K/HDR televisions and consumer demand for such content accelerates. Astral is positioned to be a leader in the digital conversion of feature films, film-based television series, sporting events shot on film, film libraries, and film archives. Astral has introduced to the digital conversion market Black ICE™ for the conversion of black and white film, Color ICE™ for the conversion of color film, and HDR ICE™ for the conversion of color film or digital video to the new HDR format. Astral’s platform technology is also being designed to launch a targeted solution that will convert photographs, negatives, and slides to a digital format while employing its AI algorithms to restore the image to its original condition in automation.

Business Strategy

Astro Scientific

1st Detect

Due to the high-speed performance, analytical capability, and flexibility of our product, our best opportunities involve government programs in aviation security, the military, breath analysis, and in applications where real-time or in-situ monitoring is required.

There are currently approximately 25,000 ion mobility spectrometry (“IMS”) instruments installed today, with most nearing their end of life. As the current generation of IMS technology is replaced, we are positioning the Company to be the best next-generation solution for this market. We have partnered with an incumbent provider of IMS instrumentation to airports to deliver an instrument to the Transportation and Security Administration (“TSA”) with far greater capabilities than IMS. Together with our partner, we were awarded a grant for the Air Cargo and Next Generation Checkpoint program with the Department of Homeland Security Science and Technology Directorate (“DHS S&T”), whereby we delivered the mass spectrometer portion of the instrument. We recently completed the first phase of the program and our technology was well received by TSA, but there is no guarantee of subsequent phases. We have therefore launched efforts internally to create a full product solution for the TSA called the Tracer

1000 MS-ETD as we work toward having the world’s first Explosives Trace Detector (“ETD”) driven by a mass spectrometer. With mass spectrometry being the gold standard of chemical detection, a mass spectrometry-based ETD will significantly reduce the number of false positives and allow for a much more expansive library of compounds of interest as compared to IMS-based ETDs.

The military is also looking to enhance its chemical detection capabilities and, on September 11, 2014, we announced that, together with Battelle Memorial Institute (“Battelle”), one of the leading providers of instrumentation to the military, we were awarded a grant for the NGCD program with the Department of Defense’s (“DOD”) Joint Program Executive Office for Chemical and Biological Defense (“JPEO-CBD”) for one of the three variants in the Next Generation Chemical Detector (“NGCD”) program called the Multi-Sample Identifier/Multi-Sample Identifier Collector variant. The first stage of the three stage program was completed in the fourth quarter of fiscal year 2017. If we win the procurement, the military will procure an estimated 770 units to be used for the following purposes:

•	Evaluating the presence of chemicals after suspected chemical release incidents;

•	Continuously evaluating surface contamination following a chemical release to characterize contamination levels;

•	Evaluating the presence of contamination at a sample site; and

•	Confirming decontamination of potentially contaminated personnel and equipment.

Our portion of the contract was successfully completed and delivered to the government; however, Battelle has indicated that they do not plan to pursue the next phase of the program. We are currently evaluating our options for remaining in the competition.

In addition, we have partnered with UTHSA in the development of the BreathDetect 1000, a mass spectrometry-based instrument that is being used to analyze human breath in real-time, enabling detection of bacterial infections in the respiratory tract within minutes. We have entered pre-clinical trials working with cystic fibrosis patients at UTHSA, focusing on identifying HAP, one of the biggest and most expensive problems in hospitals with over 150,000 cases reported annually. Such identification can significantly enhance the physicians’ ability to treat patients correctly. With current diagnosis methods, physicians wait up to three days for the lab to identify the organism, and another two days to receive the antibiotic resistance profile. In the meantime, they prescribe broad-spectrum antibiotics, leading to the urgent public health threat of antibiotic resistance and contributing to the re-emergence of deadly diseases such as methicillin-resistant Staphylococcus aureus (“MRSA”). The appropriate real-time diagnosis can lead to immediate administration of the appropriate antibiotics, reduce antibiotic resistance, decrease the length of hospital stays, and most importantly, save lives.

While most of our activities have been focused on delivering on the TSA, military, and breath analysis programs, there is significant opportunity in the industrial and commercial markets as well. Such markets are large and diverse, often requiring customized solutions to satisfy customer needs. Significant effort is therefore only reserved for customer-funded joint development programs or programs with large markets where our technology has a unique differentiator.

Astrogenetix

Astrogenetix is applying a fast-track, on-orbit discovery platform using the International Space Station to develop vaccines and other therapeutics. NASA has engaged the Center for Vaccine Development at the University of Maryland, one of the leading vaccinology institutions in the world, to aid in the filing of an IND application of a vaccine for Salmonella. NASA is collaborating with UMD, meaning little investment is required of Astrogenetix at this stage. Once an IND is filed, we will be seeking partnership with a pharmaceutical company to complete the FDA approval process and to ultimately commercialize the vaccine.

Astral Images

Astral Images was launched to commercialize identified government-funded satellite image correction technologies. Along with the acquisition of certain established defect correction technologies, first funded by IBM and Kodak, we believe that Astral is positioned to be a leader in the automated image correction and enhancement industry. We aim for Astral to offer compelling innovative technology solutions that deliver high-quality images and derive high levels of efficiencies through its powerful AI platform to an industry that traditionally relies on expensive manual labor for image correction and enhancement that can be inconsistent and fraught with errors and omissions. Our efforts are currently focused on educating content owners on our industry-leading technology, which includes our digital conversion and enhancement software and our HDR software, Astral HDR ICE™, as the industry prepares to expend a considerable amount of resources on converting their film assets to the new 4K/HDR standards.

Products and Services

Astro Scientific

1st Detect

1st Detect’s mass spectrometer is a chemical analyzer that provides laboratory-quality, real-time analysis. The instrument provides laboratory-quality performance in a much smaller footprint and at a much lower price than competing mass spectrometers. 1st Detect has 20 granted U.S. patents, nine granted foreign patents, six pending U.S. patent applications, and nine pending foreign patent applications at June 30, 2017. Our product portfolio currently consists of the following products:

•
MMS-1000™ - the MMS-1000™ is a small, low-power desktop mass spectrometer with excellent selectivity, specificity, and confirmational analysis. The unique design of this instrument enables fast, quality chemical analysis and requires minimal benchtop space (about the size of a shoebox), requires less power than a typical light bulb, and, unlike traditional instruments, requires no consumables or special infrastructure.

•
OEM-1000 - the OEM-1000 is a mass spectrometer component that gives users the power of mass spectrometry in a small, easily customizable platform that can be integrated into customer specific packaging and equipment, and is well-suited to be integrated with application-specific sampling or separation technology. Variants of the OEM-1000 have been selected by our partners for integration into the NGCD and the DHS S&T solutions.

•
MMS-2000™ - the MMS-2000™ is a highly selective and accurate process gas monitor designed to provide precise, real-time measurement of specific chemicals in a process stream. It is built for continuous, autonomous monitoring and recording of any excursions or environmental anomalies that can continuously report the abundance of a set of chemicals in order to optimize yield or identify out-of-spec conditions. The data can be disseminated in accordance with a user-defined protocol which can be broadcast to control rooms or mobile phones.

•
Tracer 1000 MS-ETD™ - the Tracer 1000 MS-ETD™ is an explosives trace detector with a linear ion trap mass spectrometer and a swab-based thermal desorption sample inlet system. It is designed to replace the current generation of IMS-based explosives trace detector systems installed at airports and other high security facilities globally. With its significantly reduced false positive rate and expandable library, the Tracer 1000 MS-ETD will enhance security while increasing security checkpoint throughput.

•
BreathDetect 1000™ - the BreathDetect 1000™ is a breakthrough in hospital bedside care. This instrument provides critical real-time analysis of exhaled breath that eliminates days of waiting for lab results. Within the hospital, doctor’s office, or emergency vehicle, the BreathDetect 1000™ is capable of detecting a number of disease biomarkers that will improve medical care by accelerating diagnosis and remedial efforts.

Astrogenetix

Astrogenetix was formed to commercialize products processed in the unique environment of microgravity. Astrogenetix pursued an aggressive space access strategy to take advantage of the space shuttle program prior to its retirement in 2011. Astrogenetix and the team are currently focused on developing a Salmonella vaccine as part of the ongoing commercialization strategy. NASA has engaged the Center for Vaccine Development at UMD, one of the leading vaccinology institutions in the world, to aid in the filing of an IND application for a vaccine for Salmonella. Once filed, we will be seeking partnership with a pharmaceutical company to complete the FDA approval process and to ultimately commercialize the vaccine.

Astral Images

Using its powerful AI algorithms, Astral provides efficient and high-quality film digitization, image correction, and enhancement technology. We offer complete systems containing customized off-the-shelf hardware with integrated Astral software, standalone software products, and scanning or enhancement services. Our three products include:

•
Astral Black ICE™ - targeted mainly towards the black-and-white feature film and television series digitization and restoration markets, Astral Black ICE™ is a complete system with customized off-the-shelf hardware with purpose-built AI software and services. Our image correction and enhancement technology is integrated into the scanner while offering high-quality, real-time results at scan speed.

•	Astral Color ICE™ - a standalone AI software solution that can be integrated into most film scanners to enable color image correction and enhancement.

•
Astral HDR ICE™ - our HDR solution can be used in combination with our other ICE products or as a standalone HDR conversion software by using a unique AI color matching technology, which upgrades digital and traditional films to the new HDR10 standard while taking advantage of the vibrancy of the enhanced color gamut and the brilliance of the dynamic range extension to optimize the content for viewing on the 4K/HDR televisions.

All of our ICE products provide for significant cost savings over the expensive, labor-intensive, and inconsistent manual process currently employed in the industry.

Customers, Sales, and Marketing

Astro Scientific

1st Detect

1st Detect’s customers include government agencies, research organizations, and industrial companies. Customers have either purchased or leased our instrumentation to evaluate the core technology in connection with exploring joint development of a customized solution or an original equipment manufacturer (“OEM”) distribution relationship with 1st Detect. Efforts continue to be focused on the development of the DHS S&T and NGCD products, developing the breath analysis market, and acquiring additional joint development partners.

Astrogenetix

Astrogenetix does not currently sell products to the market. Instead, its efforts are focused on filing an IND application with the FDA for a Salmonella vaccine.

Astral Images

Astral’s target customers are content creators and owners such as film studios, libraries, archives, and content processors such as post-production entities and distribution networks. Astral is positioned to leverage the demand generated for 4K/HDR content by the release of the new 4K/HDR standard and the growth in sales of next-generation 4K/HDR televisions. Consumers are increasingly demanding content that is optimized for their new televisions, but the conversion of content lags the sale of televisions capable of displaying that content, similar to what we saw with the proliferation of HDTV and 3D. In order to remain relevant in over-the-top distribution (Netflix, Amazon, Hulu, etc.), content owners will need to convert their content to conform to the new standards.

Astral’s platform technology is also being designed to launch a targeted solution that will convert photographs, negatives, and slides to a digital format while employing its advanced AI algorithms to restore images to their original condition in automation. Customers will include consumers that possess the over one trillion photographs that are fading and deteriorating in attics, basements, and storage cupboards in the United States.

Competition

Astro Scientific

1st Detect

Competition with 1st Detect’s mass spectrometer comes from traditional mass spectrometers and from other chemical sensors based on different technologies, primarily IMS.

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

•
Our price point is significantly less than a traditional mass spectrometer, becoming the first instrument that can provide superior mass spectrometry results at a price point similar to technologically inferior IMS instruments, which can only detect a limited number of chemicals and are prone to false results.

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

•
We provide “all of the data, all of the time.” This attribute allows customers to review the historical results of their manufacturing process, enabling them to quickly identify sources of contamination, unexpected reduced quality of product, and unusual excursions that are often unanticipated. Competitive offerings generally lack this important ability.

•	Developed as a platform technology, 1st Detect is able to be adapted to a wider variety of applications than most competing purpose-built instruments.

Astrogenetix

There are many developers of vaccines, including most large pharmaceutical companies and many smaller biotechnology firms. However, there are no known competitors to Astrogenetix’s microgravity vaccine development platform. With the International Space Station’s designation as a national laboratory and with emphasis on providing a research platform through 2020, competition from foreign governments, academia, and commercial companies is anticipated.

Astral Images

Astral Images faces significant competition from several vendors in the scanning and restoration services industry. Our competitors are independent scanning boutiques at one end of the spectrum, and at the other end, fully-integrated post-production houses offering a breadth of services, including scanning and restoration. However, the level of automation provided by our AI algorithms gives us compelling cost advantages while maintaining the high image quality customers have come to expect. Our solutions are scalable, cost effective, and more consistent when compared to competitors’ traditional manual approaches.

Astral’s competition for restoration of photographs, slides, and negatives comes from photography specialty stores and photograph digitization companies. Such companies employ a laborious and expensive process whereby scanners are used to convert the images to a digital format, and, if the company offers restoration, it is done manually using photo editing software.

Research and Development

Astro Scientific

Astro Scientific incurred $4.2 million and $5.1 million in research and development expenses during fiscal years 2017 and 2016, respectively. Research and development in fiscal year 2017 has been primarily directed towards development of 1st Detect’s mass spectrometer.

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

Astrogenetix

NASA has engaged the Center for Vaccine Development at UMD, one of the leading vaccinology institutions in the world, to aid in the filing of an IND application for a Salmonella vaccine. NASA is collaborating with UMD, meaning little investment is required of Astrogenetix at this stage. Once the IND is filed, we will be seeking partnership with a pharmaceutical company to complete the FDA approval process and to ultimately commercialize the vaccine.

Astral Images

Astral Images incurred $1.4 million in research and development expenses during each of the fiscal years 2017 and 2016. Our philosophy is to offer compelling solutions with differentiation through innovation. Our research and development activities are directed towards building innovative solutions consisting of customized off-the-shelf hardware and internally-developed, reliable AI software and services. We are focused on developing technology innovations that we believe will deliver significant cost benefits while enhancing image quality on par or better than the competition. We believe in protecting our intellectual property as Astral has one U.S. patent and five U.S. patent applications in process.

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

Regulatory Compliance and Risk Management

We maintain compliance with regulatory requirements and manage our risks through a program of compliance, awareness, and insurance, which includes maintaining certain insurances and a continued emphasis on safety to mitigate any risks.

Employees Update

As of June 30, 2017, we employed 42 regular full-time employees, none of which were covered by any collective bargaining agreements.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Astrotech’s corporate headquarters is in Austin, Texas. The leased office is approximately 5,000 square feet and houses executive management, finance and accounting, and marketing and communications. The lease began in November 2016 and expires in December 2023, with a provision to renew and extend the lease for the entire premises, for one renewal term of five years. Astrotech must, in writing, advise the landlord of its intention to renew the lease at least eight months before the expiration of its current lease in order to renew the lease.

In May 2013, 1st Detect completed build-out of a new 17,000 square foot leased research and development and production facility in Webster, Texas.  This new facility is equipped with state-of-the-art laboratories, a clean room, a production shop, and offices for staff.  The term of the lease is 62 months and includes options to extend for two additional five year periods. In February 2015, 1st Detect exercised its right of first refusal on the adjoining space of more than 9,000 square feet. The original lease began in May 2013 and was to expire in June 2018; these dates were amended in October 2014 with the amended lease beginning February 1, 2015, and expiring April 30, 2020, with provisions to renew and extend the lease for the entire premises, but not less than the entire premises, for two renewal terms of five years each.

In July 2015, Astral subleased premises consisting of approximately 4,000 square feet in Austin, Texas. The lease is from July 2015 to June 2018.

We believe that our current facilities and equipment are well maintained, in good condition, and are adequate for our present and foreseeable needs.

Item 3. Legal Proceedings.

We are subject to legal proceedings and business disputes involving ordinary routine legal matters and claims incidental to our business. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements or awards against us. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense. As of June 30, 2017, we are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock is principally traded on the NASDAQ Capital Market under the symbol ASTC. The following table sets forth the quarterly high and low intra-day bid prices for the periods indicated:

Fiscal 2017	High	Low
First Quarter	$2.10	$1.41
Second Quarter	$1.82	$1.46
Third Quarter	$1.61	$1.26
Fourth Quarter	$1.33	$0.91

Fiscal 2016	High	Low
First Quarter	$3.00	$1.61
Second Quarter	$2.24	$1.33
Third Quarter	$3.15	$1.05
Fourth Quarter	$2.25	$1.50

We have never paid cash dividends.

Issuer Repurchases of Equity Securities

On December 16, 2014, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $5 million of our outstanding common stock shares. On December 3, 2015, the Board authorized an extension of the share repurchase program through December 31, 2016. The share repurchase program ended as of December 31, 2016. At the conclusion of the share repurchase program, the Company had repurchased 188,635 shares of common stock at a cost of $492 thousand, which represents an average cost of $2.61 per share. In conjunction with shares purchased outside of the recent buyback program, we have repurchased approximately $3.6 million of Astrotech common stock, which is included in treasury stock.

The following table identifies all repurchases during the year ended June 30, 2017 of any of the Company’s securities registered under Section 12 of the Exchange Act, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share amounts). None of these shares were purchased as part of the aforementioned share repurchase program:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2016 through August 31, 2016 (1)	192,397	$1.60	—	$4,508,324
December 1, 2016 through December 31, 2016 (2)	601,852	1.62	—	4,508,324
April 1, 2017 through April 30, 2017 (1)	8,250	1.19	—	—
Total	802,499	$1.61	—

(1) These shares were surrendered by employees and Directors to cover tax withholding obligations associated with equity compensation.
(2) The Board of Directors elected to repurchase these shares from the CEO of the Company.

We have 75,000,000 shares of common stock authorized for issuance. As of September 15, 2017, we had 22,532,544 shares of common stock outstanding, which were held by approximately 1,500 holders. The last reported sale price of our common stock as reported by the NASDAQ Capital Market on September 15, 2017 was $0.88 per share.

Sales of Unregistered Securities

We did not make any unregistered sales of our securities in fiscal 2017.

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

Business Overview

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

The Company currently operates two reportable business units, Astro Scientific and Astral Images Corporation (“Astral”), and their efforts are focused on the following:

Astro Scientific

•
1st Detect Corporation (“1st Detect”) is a supplier of chemical detection and analysis instrumentation. Our next-generation solutions enable high performance trace detection of critical threats or compounds of interest to the security, defense, and healthcare markets using a small, fast, and inexpensive platform. The Company has engaged Chardan Capital Markets, LLC to help maximize shareholder value at 1st Detect by investigating strategic alternatives.

•	Astrogenetix, Inc. (“Astrogenetix”) is developing next-generation vaccines and therapeutics using the unique environment of microgravity.

Astral Images Corporation

•
Astral Images Corporation (“Astral”) restores, enhances, and digitizes film using its powerful artificial intelligence (“AI”) algorithms to remove dust, scratches, and defects while restoring and enhancing the original color and optimizing the resolution to be viewed in ultra-high definition (“UHD” or “4K”) high dynamic range (“HDR”). We are facilitating the shift from high definition (“HD,” “2K,” or “1080p”) resolution to 4K/HDR, the format in which the latest generation of digital video content is being distributed to the home.

Our Business Units

Astro Scientific

Astro Scientific is a technology incubator that commercializes innovative technologies. Subsidiaries 1st Detect and Astrogenetix currently reside in Astro Scientific:

1st Detect - 1st Detect develops, manufactures, and sells chemical analyzers for use in the airport security, military, and breath analysis markets. Our chemical analyzers can identify chemicals with more accuracy and precision than competing analyzers given their extreme sensitivity and specificity. By leveraging a concept from Oak Ridge National Laboratory and a preliminary design initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station, the Company developed a chemical analyzer that enables real-time analytics that we believe to be significantly smaller, lighter, faster, and less expensive than competing analyzers. The majority of revenue in 1st Detect comes from working as a subcontractor on government contracts. The Company works with prime contractors in adapting our technology to be used in enhancing the government’s detection capabilities for a variety of applications.

Our efforts have resulted in a technology that has been or may be deployed in the following areas:

•
Security - Explosive device detection in airports:  There are currently approximately 25,000 ion mobility spectrometer (“IMS”) instruments installed today, with most nearing their end of life. As the current generation of IMS technology is replaced, we are positioning the Company to be the best next-generation solution for this market. We have partnered with an incumbent provider of IMS instrumentation to airports to deliver an instrument to the Transportation and Security Administration (“TSA”) with far greater capabilities than IMS. Together with our partner, we were awarded a grant for the Air Cargo and Next Generation Checkpoint program with the Department of Homeland Security Science and Technology Directorate (“DHS S&T”), whereby we delivered the mass spectrometer portion of the instrument. We recently completed the first phase of the program and our technology was well received by TSA, but there is no guarantee of subsequent phases. We have therefore launched efforts internally to create a full product solution for the TSA called the Tracer 1000 MS-ETD as we work toward having the world’s first explosives trace detector (“ETD”) driven by a mass spectrometer. With mass spectrometry being the gold standard of chemical detection, a mass spectrometry-based ETD will significantly reduce the number of false positives and allow for a much more expansive library of compounds of interest as compared to IMS-based ETDs.

•
Defense - Military: The military is also looking to enhance its chemical detection capabilities and, on September 11, 2014, we announced that, together with Battelle Memorial Institute (“Battelle”), one of the leading providers of instrumentation to the military, we were awarded a grant for the Next Generation Chemical Detector (“NGCD”) program with the Department of Defense’s (“DOD”) Joint Program Executive Office for Chemical and Biological Defense (“JPEO-CBD”) for one of the three variants in the NGCD program called the Multi-Sample Identifier/Multi-Sample Identifier Collector variant. The first stage of the three stage program was completed in the fourth quarter of fiscal year 2017. If we win the procurement, the military will procure an estimated 770 units to be used for the following purposes:

◦	Evaluating the presence of chemicals after suspected chemical release incidents;

◦	Continuously evaluating surface contamination following a chemical release to characterize contamination levels;

◦	Evaluating the presence of contamination at a sample site; and

◦	Confirming decontamination of potentially contaminated personnel and equipment.

Our portion of the contract was successfully completed; however, Battelle has indicated that they do not plan to pursue the next phase of the program. We are currently evaluating our options for remaining in the competition.

•
Healthcare - Breath analysis: We have partnered with UT Health San Antonio (“UTHSA”) in the development of the BreathDetect 1000, a mass spectrometry-based instrument that is being used to analyze human breath in real-time, enabling detection of bacterial infections in the respiratory tract within minutes. We have entered pre-clinical trials working with cystic fibrosis patients at UTHSA, focusing on identifying hospital-acquired pneumonia (“HAP”), one of the biggest and most expensive problems in hospitals with over 150,000 cases reported annually. Such identification can significantly enhance the physicians’ ability to treat patients correctly. With current diagnosis methods, physicians wait up to three days for the lab to identify the organism, and another two days to receive the antibiotic resistance profile. In the meantime, they prescribe broad-spectrum antibiotics, leading to the urgent public health threat of antibiotic resistance and contributing to the re-emergence of deadly diseases such as methicillin-resistant Staphylococcus aureus (“MRSA”). The appropriate real-time diagnosis can lead to immediate administration of the appropriate antibiotics, reduce antibiotic resistance, decrease the length of hospital stays, and most importantly, save lives.

Astrogenetix - Astrogenetix is applying a fast-track, on-orbit discovery platform using the International Space Station to develop vaccines and other therapeutics. NASA has engaged the Center for Vaccine Development at the University of Maryland (“UMD”), one of the leading vaccinology institutions in the world, to aid in the filing of an IND application of a vaccine for Salmonella. NASA is collaborating with UMD, meaning little investment is required of Astrogenetix at this stage. Once an IND is filed, we will be seeking partnership with a pharmaceutical company to complete the FDA approval process and to ultimately commercialize the vaccine.

Astral Images

Astral Images sells film-to-digital conversion, high-dynamic range conversion, image enhancement, defect removal, and color correction services. Astral uses its powerful artificial intelligence (“AI”) algorithms to provide automated conversion of television and feature 35mm and 16mm films to the new 4K/HDR format, the standard for the latest generation of digital film distribution to the home. Due to a significant shift in the film scanning industry, most film assets will need to go through an upgrade to the new standard to remain relevant for over-the-top distribution (Netflix, Amazon, Hulu, etc.) as television manufacturers sell more 4K/HDR televisions and consumer demand for such content accelerates. Astral is positioned to be a leader in the digital conversion of feature films, film-based television series, sporting events shot on film, film libraries, and film archives. Astral has introduced to the digital conversion market Black ICE™ for the conversion of black and white film, Color ICE™ for the conversion of color film, and HDR ICE™ for the conversion of color film or digital video to the new HDR format. Astral’s platform technology is also being designed to launch a targeted solution that will convert photographs, negatives, and slides to a digital format while employing its AI algorithms to restore the image to its original condition in automation.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are reviewed periodically. Actual results may differ from these estimates under different assumptions or conditions.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that directly affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Management continuously evaluates its critical accounting policies and estimates, including those used in evaluating the recoverability of long-lived assets, recognition of revenue, valuation of inventory, and the recognition and measurement of loss contingencies, if any.

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

Construction-Type and Production-Type Contracts

A portion of the Company’s revenue is derived from contracts to manufacture mass spectrometers to a buyer’s specification. These contracts are accounted for under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-35 “Revenue Recognition: Construction-Type and Production-Type Contracts”. These contracts are fixed-price and are recorded on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs, and making related assumptions for schedule and technical issues. With respect to contract change orders, claims, or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable.

The Company enters into fixed-priced subcontracts on government projects that are one to two years long. Revenue from certain long-term, integrated project management contracts to provide new prototypes and completion services is reported on the percentage-of-completion method of accounting. At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project, and our progress is based on the percentage of cost incurred. Risks related to service delivery, usage, productivity, and other factors are considered in the estimation process. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders, and claims, less costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the total estimated contract profit multiplied by the current percentage complete for the contract. As of June 30, 2017, there were not any unrecognized contract revenues or costs.

Research and Development

Research and development costs are expensed as incurred. Income from the sale of prototype units in 1st Detect for the years ended June 30, 2017 and 2016 was $12 thousand and $93 thousand, respectively, and was booked as an offset to research and development and will continue to be booked accordingly until the Company transitions to full production. Research and development expenses for the fiscal years ended June 30, 2017 and 2016 were $5.6 million and $6.5 million, respectively.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share would be considered anti-dilutive (see Note 13 to the consolidated financial statements).

Cash and Cash Equivalents

The Company considers short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are comprised primarily of operating cash accounts, money market investments, and certificates of deposits.

Accounts Receivable

The carrying value of the Company’s accounts receivable, net of the allowance for doubtful accounts, represents their estimated net realizable value. Astrotech estimates the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. The Company anticipates collecting all unreserved receivables within one year. As of June 30, 2017 and 2016, there was no allowance for doubtful accounts deemed necessary.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of such events could include competitors developing and marketing similar technology or changes in technical standards being released. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Recoverability of long-lived assets is dependent on a number of conditions, including uncertainty about future events and demand for our services. No impairments were identified in the years ended June 30, 2017 or 2016.

Fair Value of Financial Instruments

Astrotech’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, investments, and accrued liabilities. The Company’s management believes the carrying amounts of these assets and liabilities approximates their fair value. For more information about the Company’s accounting policies surrounding fair value instruments, see Note 9 to the consolidated financial statements.

Available-for-Sale Investments

Investments that are designated as available-for-sale are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss. The Company determines the cost of investments sold based on a first-in, first-out cost basis at the individual security level. The Company’s investments are subject to a periodic impairment review and are evaluated based on the specific facts and circumstances present at the time of assessment, which include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and the Company’s ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other than temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments, net of previously recorded gains (losses). For more information on investments, see Note 3 to the consolidated financial statements.

Held-to-Maturity Investments

Investments that are designated as held-to-maturity investments are reported at historical amortized costs. These are investments the Company intends to hold until maturity. The Company’s investments are subject to a periodic impairment review. The Company will write down any investment that the Company does not expect to recover the entire amortized cost basis of the instrument. The Company separates other than temporary impairments into amounts representing credit losses, which are recognized in interest and other net income (expense) items, and amounts related to all other factors, which are recognized in other comprehensive loss. For more information on investments, see Note 3 to the consolidated financial statements.

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

Share-Based Compensation

The Company accounts for share-based awards to employees based on the fair value of the award on the grant date. The fair value of stock options is estimated using the expected dividend yields of the Company’s stock, the expected volatility of the stock, the expected length of time the options remain outstanding, and the risk-free interest rates. Changes in one or more of these factors may significantly affect the estimated fair value of the stock options. The Company recognizes forfeitures as they occur. The fair value of awards that are likely to meet goals, if any, are recorded as an expense over the vesting period (see Note 11 to the consolidated financial statements for more information).

Noncontrolling Interest

Noncontrolling interest accounting is applied for any entities where the Company maintains more than 50% and less than 100% ownership. The Company clearly identifies the noncontrolling interest in the balance sheets and income statements. The Company also discloses three measures of net loss: net loss, net loss attributable to noncontrolling interest, and net loss attributable to Astrotech Corporation. The Company’s operating cash flows in its consolidated statements of cash flows reflect net loss, while basic and diluted loss per share calculations reflect net loss attributable to Astrotech Corporation.

The noncontrolling interest balance of $0 and $(40) thousand at June 30, 2017 and June 30, 2016, respectively, represents an interest by a minority shareholder in one of the Company’s subsidiaries more fully discussed in Note 5 to the consolidated financial statements.

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

Results of Operations for the Years Ended June 30, 2017 and 2016

Selected financial data for the years ended June 30, 2017 and 2016 of our continuing operations are as follows:

	Year Ended June 30,
(In thousands)	2017	2016	Variance
Revenue	$2,328	$2,671	$(343)
Cost of revenue	1,293	2,332	1,039
Gross profit	1,035	339	696
Gross margin percentage	44%	13%	32%
Operating expenses
Selling, general and administrative	7,508	7,708	200
Research and development	5,587	6,469	882
Total operating expenses	13,095	14,177	1,082
Interest and other income, net	306	379	(73)
Income tax (expense) benefit	(2)	25	(27)
Net loss	(11,756)	(13,434)	1,678
Less: net loss attributable to noncontrolling interest	(174)	(339)	(165)
Net loss attributable to Astrotech Corporation	$(11,582)	$(13,095)	$1,513

Revenue – Total revenue decreased by $0.3 million, or 13%, for the year ended June 30, 2017, compared to the year ended June 30, 2016. All of the fiscal year 2017 revenue was associated with research-based, fixed-price, government-related subcontract agreements, compared to the fiscal year 2016 revenue of $2.5 million for the same subcontract agreements. The decrease was primarily due to revenues of $0.2 million received in fiscal year 2016 associated with space-grade handrail manufacturing sales, an opportunity born from our legacy space business for which the Company has unique expertise. These handrail manufacturing sales occur every one to three years; no such sales were made in fiscal year 2017.

Gross Profit – Gross profit is comprised of revenue less cost of revenue. Cost of revenue is comprised of labor, materials, and overhead related to products manufactured for the subcontract agreements. Cost of revenue decreased $1.0 million, or 45%, for the year ended June 30, 2017, compared to the year ended June 30, 2016. Gross profit increased $0.7 million, or 205%, during the year ended June 30, 2017, compared to the year ended June 30, 2016, due to favorable changes to actual profit margins as a result of fewer production issues than anticipated. Gross margin percentage increased 32% for the year ended June 30, 2017, compared to the year ended June 30, 2016, due to favorable variances mentioned above.

Operating Expenses – Our operating expenses decreased $1.1 million, or 8%, during the year ended June 30, 2017, compared to the year ended June 30, 2016. Significant changes to operating expenses include the following:

•
Selling, General and Administrative Expenses – Our selling, general and administrative expenses decreased $0.2 million, or 3%, for the year ended June 30, 2017, compared to the year ended June 30, 2016, driven by decreases in compensation and related expenses caused by a reduction in workforce of $0.5 million, reduced consulting expenses of $0.2 million, and a $0.1 million decrease in travel and meals related to the same reduction in workforce, partially offset by increased equity compensation of $0.6 million.

•
Research and Development Expenses – Research and development expenses decreased $0.9 million, or 14%, primarily driven by reductions in employment and compensation related expenses of $0.7 million and a decrease in materials expense of $0.4 million, partially offset by an increase in depreciation of $0.3 million due to placing Astral’s ICETM software into service.

Income Taxes – Our income tax benefit decreased $27 thousand, or 108%, due to the recognition of overpayment of federal tax for the 2014 tax year. This overpayment was accounted for in fiscal year 2016 and a refund was received in fiscal year 2017.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Balance Sheet

Total assets for the year ended June 30, 2017 were $18.8 million compared to total assets of $30.5 million at of the end of fiscal year 2016. The following table sets forth the significant components of the balance sheet as of June 30, 2017, compared with 2016:

	Year Ended June 30,
(In thousands)	2017	2016	Variance
Assets:
Current assets	$13,665	$22,923	$(9,258)
Property and equipment, net	3,180	3,392	(212)
Long-term investments	1,990	4,208	(2,218)
Total	$18,835	$30,523	$(11,688)
Liabilities and stockholders’ equity:
Current liabilities	$1,809	$1,800	$9
Other long-term liabilities	256	96	160
Stockholders’ equity	16,770	28,627	(11,857)
Total	$18,835	$30,523	$(11,688)

Current assets – Current assets decreased $9.3 million as of June 30, 2017, compared to June 30, 2016, as a result of funding our normal operating activities and furthering our research and development initiatives at 1st Detect and Astral.

Property and equipment, net – Property and equipment decreased $0.2 million as of June 30, 2017, compared to June 30, 2016, due to continuing depreciation, partially offset by an increase in leasehold improvements at the Company’s new office space.

Long-term investments – Long-term investments decreased $2.2 million due to reclassification from long-term to short-term investments as certain investments matured.

Current liabilities – Current liabilities remained relatively unchanged as of June 30, 2017, compared to June 30, 2016, primarily due to an increase in payables and other liabilities, partially offset by a reduction in payroll related accruals.

Other long-term liabilities – Other long-term liabilities increased $0.2 million for the year ended June 30, 2017, compared to June 30, 2016, primarily due to a new tenant allowance associated with the build-out of new office space.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents (in thousands):

	Twelve Months Ended June 30,
	2017	2016	Variance
Cash flows from continuing operations:
Net cash used in operating activities	$(8,821)	$(13,324)	$4,503
Net cash provided by investing activities	7,881	9,433	(1,552)
Net cash used in financing activities	(1,275)	(140)	(1,135)
Net cash used in continuing operations	(2,215)	(4,031)	1,816

Cash flows from discontinued operations:
Net cash provided by investing activities	—	6,100	(6,100)
Net cash provided by discontinued operations	—	6,100	(6,100)

Net change in cash and cash equivalents	$(2,215)	$2,069	$(4,284)

Cash and Cash Equivalents

At June 30, 2017, we held cash and cash equivalents of $2.2 million and our net working capital was approximately $11.9 million. At June 30, 2016, we held cash and cash equivalents of $4.4 million and our net working capital was approximately $21.1 million. Cash and cash equivalents decreased by approximately $2.2 million during the year ended June 30, 2017.

Operating Activities

Net cash used in operating activities from continuing operations was $8.8 million for the year ended June 30, 2017, compared to cash used in operating activities of $13.3 million for the year ended June 30, 2016. The decrease in cash used in operating activities was caused by a decrease in net loss due to our cost saving initiatives, billings in excess of costs incurred, the use of our inventory, and by the increase in our new tenant allowance.

Investing Activities

Net cash provided by investing activities from continuing operations for the year ended June 30, 2017 was $7.9 million, compared to cash provided by investing activities from continuing operations of $9.4 million for the year ended June 30, 2016. In fiscal year 2017, fewer investments were sold to fund operations, fewer investments matured, and purchases of property, plant, and equipment decreased.

Financing Activities

Cash used in financing activities from continuing operations increased $1.1 million for the year ended June 30, 2017, compared to the year ended June 30, 2016. The increase was due to payments totaling $1.3 million for shares repurchased.

Discontinued Operations

There was no cash provided by investing activities from discontinued operations for the year ended June 30, 2017, compared to cash provided by investing activities of $6.1 million for the year ended June 30, 2016, which was due to the receipt of an indemnity cash holdback during the previous fiscal year related to the sale of our former Astrotech Space Operations (“ASO”) business unit.

Debt

As of June 30, 2017 and 2016, the Company had no credit facilities.

Liquidity

As of June 30, 2017, we had cash and cash equivalents and short-term investments of $13.1 million and our net working capital was approximately $11.9 million.

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development and successful testing of our products, the need to acquire licenses to new technology, costs associated with operating our manufacturing and development facilities, costs associated with strategic acquisitions including integration costs and assumed liabilities, litigation expense, and the status of competitive products and potential cost associated with both protecting and defending our intellectual property. In addition, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures not currently contemplated in our estimates for fiscal year 2018. Factors that could affect our capital requirements, in addition to those listed above, include continued collections of accounts receivable consistent with our historical experience and our ability to manage product development efforts.

We believe that our existing cash and cash equivalents are sufficient to fund our operating expenses, capital equipment requirements, and other expected liquidity requirements for the coming year. We expect to utilize existing cash and proceeds from operations to support strategies for Astrotech.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2017.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Astrotech Corporation
Austin, TX

We have audited the accompanying consolidated balance sheets of Astrotech Corporation (the Company) as of June 30, 2017 and 2016 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astrotech Corporation at June 30, 2017 and 2016 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Austin, Texas
September 18, 2017

ASTROTECH CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$2,184	$4,399
Short-term investments	10,900	17,102
Accounts receivable	146	156
Costs and estimated revenues in excess of billings	—	451
Inventory:
Raw materials	109	327
Work-in-process	57	75
Finished goods	—	94
Prepaid expenses and other current assets	269	319
Total current assets	13,665	22,923
Property and equipment, net	3,180	3,392
Long-term investments	1,990	4,208
Total assets	$18,835	$30,523

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$259	$237
Payroll related accruals	907	1,000
Accrued and other liabilities	641	563
Income tax payable	2	—
Total current liabilities	1,809	1,800
Other liabilities	256	96
Total liabilities	2,065	1,896

Commitments and contingencies (Note 15)

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 shares authorized, no shares issued and outstanding, at June 30, 2017 and June 30, 2016	—	—
Common stock, no par value, 75,000,000 shares authorized; 22,542,544 and 21,811,153 shares issued at June 30, 2017 and June 30, 2016, respectively; 20,556,403 and 20,627,511 shares outstanding at June 30, 2017 and June 30, 2016, respectively	190,382	189,294
Treasury stock, 1,986,141 and 1,183,642 shares at cost at June 30, 2017 and June 30, 2016, respectively	(4,121)	(2,828)
Additional paid-in capital	1,483	1,419
Accumulated deficit	(170,913)	(159,117)
Accumulated other comprehensive loss	(61)	(101)
Equity attributable to stockholders of Astrotech Corporation	16,770	28,667
Noncontrolling interest	—	(40)
Total stockholders’ equity	16,770	28,627
Total liabilities and stockholders’ equity	$18,835	$30,523

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)

	June 30,
	2017	2016
Revenue	$2,328	$2,671
Cost of revenue	1,293	2,332
Gross profit	1,035	339
Operating expenses:
Selling, general and administrative	7,508	7,708
Research and development	5,587	6,469
Total operating expenses	13,095	14,177
Loss from operations	(12,060)	(13,838)
Interest and other income, net	306	379
Loss from operations before income taxes	(11,754)	(13,459)
Income tax (expense) benefit	(2)	25
Net loss	(11,756)	(13,434)
Less: Net loss attributable to noncontrolling interest	(174)	(339)
Net loss attributable to Astrotech Corporation	$(11,582)	$(13,095)

Weighted average common shares outstanding:
Basic and diluted	20,418	20,388

Basic and diluted net loss per common share:
Net loss attributable to Astrotech Corporation	$(0.57)	$(0.64)

Other comprehensive loss, net of tax:
Net loss attributable to Astrotech Corporation	$(11,582)	$(13,095)
Available-for-sale securities
Net unrealized losses, net of zero tax expense	(20)	(92)
Reclassification adjustment for realized losses included in net loss, net of zero tax expense	60	14
Total comprehensive loss attributable to Astrotech Corporation	$(11,542)	$(13,173)

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity
Balance at June 30, 2015	20,744	$189,007	$(2,672)	$1,139	$(146,022)	$(23)	$299	$41,728
Net change in available-for-sale debt and marketable equity securities	—	—	—	—	—	(78)	—	(78)
Stock-based compensation	—	—	—	331	—	—	—	331
Forfeiture of stock based comp	(104)	(92)	—	(67)	—	—	—	(159)
Exercise of stock options	16	—	—	16	—	—	—	16
Share repurchases	(63)	—	(156)	—	—	—	—	(156)
Restricted stock issuance	35	379	—	—	—	—	—	379
Net loss	—	—	—	—	(13,095)	—	(339)	(13,434)
Balance at June 30, 2016	20,628	189,294	(2,828)	1,419	(159,117)	(101)	(40)	28,627
Net change in available-for-sale debt and marketable equity securities	—	—	—	—	—	40	—	40
Stock-based compensation	—	—	—	98	—	—	—	98
Forfeiture of stock based comp	(58)	(4)	—	(3)	—	—	—	(7)
Exercise of stock options	45	49	—	(31)	—	—	—	18
Share repurchases	(802)	—	(1,293)	—	—	—	—	(1,293)
Restricted stock issuance	743	1,043	—	—	—	—	—	1,043
Acquisition of non-controlling interest	—	—	—	—	(214)	—	214	—
Net loss	—	—	—	—	(11,582)	—	(174)	(11,756)
Balance at June 30, 2017	20,556	$190,382	$(4,121)	$1,483	$(170,913)	$(61)	$—	$16,770

See the accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(11,756)	$(13,434)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	1,134	551
Amortization	20	33
Depreciation	711	525
Net loss on sale of available-for-sale investment	60	14
Changes in assets and liabilities:
Accounts receivable	10	42
Cost, estimated earnings and billings, net of uncompleted contracts	451	(451)
Accounts payable	22	(161)
Other assets and liabilities	525	(253)
Income tax payable	2	(190)
Net cash used in operating activities	(8,821)	(13,324)

Cash flows from investing activities:
Sale of available-for-sale investments	3,744	4,315
Maturities of held-to-maturity securities	4,636	5,927
Purchases of property and equipment	(499)	(809)
Net cash provided by investing activities-continuing operations	7,881	9,433
Net cash provided by investing activities-discontinued operations	—	6,100
Net cash provided by investing activities	7,881	15,533

Cash flows from financing activities:
Payments for share repurchase	(1,293)	(156)
Proceeds from exercise of stock options	18	16
Net cash used in financing activities	(1,275)	(140)

Net change in cash and cash equivalents	(2,215)	2,069
Cash and cash equivalents at beginning of period	4,399	2,330
Cash and cash equivalents at end of period	$2,184	$4,399

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Income taxes paid	$—	$198

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2017 and 2016

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
Our Business

Segment Information – With the sale of the ASO business unit (see Note 4) and the founding of Astral, the Company operates two reportable business units, Astro Scientific and Astral. Since the Company operates in two segments, all financial segment information required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting (“FASB ASC 280”) can be found in Note 16 Segment Information.

 Astro Scientific

Astro Scientific is a technology incubator that commercializes innovative technologies. Subsidiaries 1st Detect and Astrogenetix currently reside in Astro Scientific:

1st Detect

1st Detect develops, manufactures, and sells chemical analyzers for use in the airport security, military, and breath analysis markets. Our chemical analyzers can identify chemicals with more accuracy and precision than competing analyzers given their extreme sensitivity and specificity. By leveraging a concept from Oak Ridge National Laboratory and a preliminary design initiated by an engagement with the National Aeronautics and Space Administration (“NASA”) to develop a mass spectrometer for the International Space Station, the Company developed a chemical analyzer that enables real-time analytics that we believe to be significantly smaller, lighter, faster, and less expensive than competing analyzers. The majority of revenue in 1st Detect comes from working as a subcontractor on government contracts. The Company works with prime contractors in adapting our technology to be used in enhancing the government’s detection capabilities for a variety of applications.

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

•
MMS-2000™ - the MMS-2000™ is a process gas monitor that provides real-time measurement of specific chemicals in a process stream. It is built for continuous, autonomous monitoring and recording of any excursions or environmental anomalies that can continuously report the abundance of a set of chemicals in order to optimize yield or identify out-of-spec conditions.

•
Tracer 1000 MS-ETD™ - the Tracer 1000 MS-ETD™ is an explosives trace detector (“ETD”) with a linear ion trap mass spectrometer and a swab-based thermal desorption sample inlet system. It is designed to replace the current generation of ion mobility spectrometry-based ETD systems installed at airports and other high security facilities globally.

•
BreathDetect 1000™ - the BreathDetect 1000™ is a mass spectrometry-based instrument that is being used to analyze human breath in real-time, enabling detection of bacterial infections in the respiratory tract within minutes.

Astrogenetix

Astrogenetix is applying a fast-track, on-orbit discovery platform using the International Space Station to develop vaccines and other therapeutics. NASA has engaged the Center for Vaccine Development at the University of Maryland (“UMD”), one of the leading vaccinology institutions in the world, to research the application of a vaccine for Salmonella. NASA is collaborating with UMD, meaning little investment is required of Astrogenetix at this stage.

Astral Images

Astral Images sells film-to-digital conversion, high-dynamic range conversion, image enhancement, defect removal, and color correction services. Astral uses its powerful artificial intelligence (“AI”) algorithms to provide automated conversion of television and feature 35mm and 16mm films to the new 4K/HDR format, the standard for the latest generation of digital film distribution to the home. Due to a significant shift in the film scanning industry, most film assets will need to go through an upgrade to the new standard to remain relevant for over-the-top distribution (Netflix, Amazon, Hulu, etc.) as television manufacturers sell more 4K/HDR televisions and consumer demand for such content accelerates. Astral is positioned to be a leader in the digital conversion of feature films, film-based television series, sporting events shot on film, film libraries, and film archives. Astral has introduced to the digital conversion market Black ICE™ for the conversion of black and white film, Color ICE™ for the conversion of color film, and HDR ICE™ for the conversion of color film or digital video to the new HDR format. Astral’s platform technology is also being designed to launch a targeted solution that will convert photographs, negatives, and slides to a digital format while employing its AI algorithms to restore the image to its original condition in automation.

(2) Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Astrotech Corporation and its majority-owned subsidiaries that are required to be consolidated. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that directly affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Management continuously evaluates its critical accounting policies and estimates, including those used in evaluating the recoverability of long-lived assets, recognition of revenue, valuation of inventory, and the recognition and measurement of loss contingencies, if any. Actual results may vary.

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

The Company enters into fixed-priced subcontracts on government projects that are one to two years long. Revenue from certain long-term, integrated project management contracts to provide new prototypes and completion services is reported on the percentage-of-completion method of accounting. At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project, and our progress is based on the percentage of cost incurred. Risks related to service delivery, usage, productivity, and other factors are considered in the estimation process. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders, and claims, less costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the total estimated contract profit multiplied by the current percentage complete for the contract.

Research and Development

Research and development costs are expensed as incurred. Income from the sale of prototype units in 1st Detect for the years ended June 30, 2017 and 2016 was $12 thousand and $93 thousand, respectively, and was booked as an offset to research and development and will continue to be booked accordingly until the Company transitions to full production. Research and development expenses for the fiscal years ended June 30, 2017 and 2016 were $5.6 million and $6.5 million, respectively.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share would be considered anti-dilutive (see Note 13).

Cash and Cash Equivalents

The Company considers short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are comprised primarily of operating cash accounts, money market investments, and certificates of deposits.

Accounts Receivable

The carrying value of the Company’s accounts receivable, net of the allowance for doubtful accounts, represents their estimated net realizable value. Astrotech estimates the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. The Company anticipates collecting all unreserved receivables within one year. As of June 30, 2017 and 2016, there was no allowance for doubtful accounts deemed necessary.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Recoverability of long-lived assets is dependent on a number of conditions, including uncertainty about future events and demand for our services. No impairments were identified in the years ended June 30, 2017 and 2016.

Fair Value of Financial Instruments

Astrotech’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, investments, and accrued liabilities. The Company’s management believes the carrying amounts of these assets and liabilities approximates their fair value due to their liquidity. For more information about the Company’s accounting policies surrounding fair value instruments, see Note 9.

Available-for-Sale Investments

Investments that are designated as available-for-sale are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss. The Company determines the cost of investments sold based on a first-in, first-out cost basis at the individual security level. The Company’s investments are subject to a periodic impairment review and are evaluated based on the specific facts and circumstances present at the time of assessment, which include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and the Company’s ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other than temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments, net of previously recorded gains (losses). For more information on investments, see Note 3.

Held-to-Maturity Investments

Investments that are designated as held-to-maturity investments are reported at historical amortized costs. These are investments the Company intends to hold until maturity. The Company’s investments are subject to a periodic impairment review. The Company will write down any investment that the Company does not expect to recover the entire amortized cost basis of the instrument. The Company separates other than temporary impairments into amounts representing credit losses, which are recognized in interest and other net income (expense) items, and amounts related to all other factors, which are recognized in other comprehensive loss. For more information on investments, see Note 3.

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

Noncontrolling Interest

Noncontrolling interest accounting is applied for any entities where the Company maintains more than 50% and less than 100% ownership. The Company clearly identifies the noncontrolling interest in the balance sheets and income statements. The Company also discloses three measures of net loss: net loss, net loss attributable to noncontrolling interest, and net loss attributable to

Astrotech Corporation. The Company’s operating cash flows in its consolidated statements of cash flows reflect net loss, while basic and diluted loss per share calculations reflect net loss attributable to Astrotech Corporation.

The noncontrolling interest balance of $(40) thousand at June 30, 2016 represents an interest by a minority shareholder in one of the Company’s subsidiaries more fully discussed in Note 5.

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

Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (as updated by ASU 2015-14 in August 2015, ASU 2016-08 in March 2016, and ASU 2016-20 in December 2016). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 was to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. ASU 2015-14 delayed the required adoption date for public entities to periods beginning after December 15, 2017, although early adoption to the original effective date under ASU 2014-09 is permitted. Once implemented, the Company can use one of two retrospective application methods for prior periods. Earlier application is not permitted.

The Company has been assessing the impact of the new revenue recognition standard on its relationships with its clients. We have hired an outside consultant to help with the adoption of this standard. The Company is nearly complete with its comprehensive diagnostic of the measurement and recognition provisions of the new standard and is in the process of finalizing its conclusions and policies. The Company plans to adopt this standard in fiscal year 2019.

The Company has not yet determined the impacts of all the disclosure requirements and specifically is assessing the manner in which it will disaggregate its revenue to illustrate how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Additionally, while the Company is in the process of assessing its accounting and forecasting processes to ensure its ability to record, report, forecast, and analyze results under the new standard, it is not expecting significant changes to its business processes or systems.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, ASU 2016-13 eliminates the probable initial recognition threshold in current generally accepted accounting standards, and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current generally accepted accounting standards; however, ASU 2016-13 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. This amendment affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance is expected to reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as a modification. Changes to the terms or conditions of a share-based payment award that do not impact the fair value of the award, vesting conditions and the classification as an equity or liability instrument will not need to be assessed under modification accounting. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. Accordingly, the adoption of ASU 2017-09 will not have an effect on the Company's historical financial statements. The Company is currently evaluating the effect of this standard on future consolidated financial statements.

(3) Investments

The following tables summarize gains and losses related to the Company’s investments:

	June 30, 2017
Available-for-Sale	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$9,104	$—	$(61)	$9,043
Fixed Income Bonds	3,048	—	—	3,048
Time Deposits	799	—	—	799
Total	$12,951	$—	$(61)	$12,890

	June 30, 2016
Available-for-Sale	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$12,908	$—	$(101)	$12,807
Total	$12,908	$—	$(101)	$12,807

	June 30, 2016
Held-to-Maturity	Carrying	Unrealized	Unrealized	Fair
(In thousands)	Value	Gain	Loss	Value
Fixed Income Bonds	$3,513	$11	$(6)	$3,518
Time Deposits	4,990	7	—	4,997
Total	$8,503	$18	$(6)	$8,515

The Company has certain financial instruments on its consolidated balance sheet related to interest bearing time deposits and fixed income bonds. These held-to-maturity time deposits are included in “Short-term investments” if the maturities at the end of the reporting period were 360 days or less or “Long-term investments” if the maturities at the end of the reporting period were over 360 days. Fixed income bonds, maturing over the next one to four years, are comprised of investments in various corporations with ratings of BB- or better.

	Carrying Value
	Short-Term Investments		Long-Term Investments
(In thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Mutual Funds - Corporate & Government Debt	$9,043	$12,807	$—	$—
Time Deposits
Maturities from 1-90 days	—	2,243	—	—
Maturities from 91-360 days	250	1,699	—	—
Maturities over 360 days	—	—	549	1,048
Fixed Income Bonds
Maturities less than 1 year	1,607	353	—	—
Maturities from 1-3 years	—	—	1,441	3,160
Total	$10,900	$17,102	$1,990	$4,208

(4) Discontinued Operations & Gain on the Sale of the ASO Business Unit

In August 2014, the Company completed the previously announced sale of substantially all of its assets used in the Company’s former Astrotech Space Operations business unit to Lockheed Martin Corporation for an agreed upon sales price of $61.0 million, less a working capital adjustment. The net sales price was $59.3 million, which included a working capital adjustment of $1.7 million and an indemnity holdback of $6.1 million. As of June 30, 2017, the Company had received the full net sales price of $59.3 million. The indemnity holdback was being held in an escrow account under the terms of an escrow agreement until February 2016, the 18-month anniversary of the consummation of the transaction. 100% of the indemnity holdback was released on February 25, 2016 and no further claims may be made.

(5) Noncontrolling Interest

Astral was created in conjunction with a noncontrolling interest, resulting in Astrotech owning 72% of Astral at the point of creation, 92% as of June 30, 2016 and 100% as of June 30, 2017. The following table details the contributions from the Company and the minority interest owner and the Company’s ownership percentage of Astral:

(In thousands)	Astrotech	Minority Owner (1)	Astrotech Ownership
Initial investment	$1,422	$422	72%
Additional contributions made in fiscal year 2015	1,000	—	83%
Additional contributions made in fiscal year 2016	3,000	—	92%
Additional contributions made in fiscal year 2017	3,500	(422)	100%
Total Contributions	$8,922	$—
(1) Astrotech acquired full ownership of Astral Images in fiscal year 2017.

The Company applies noncontrolling interest accounting, which requires us to clearly identify the noncontrolling interest in the condensed consolidated balance sheets and consolidated income statements. The Company discloses three measures of net loss: net loss, net loss attributable to noncontrolling interest, and net loss attributable to Astrotech Corporation. The Company’s operating cash flows in its consolidated statements of cash flows reflect net loss, while our basic and diluted loss per share calculations reflect net loss attributable to Astrotech Corporation.

The noncontrolling interest balance of $(40) thousand represents a noncontrolling interest in Astral at June 30, 2016.

(In thousands)	2017	2016
Beginning balance	$(40)	$299
Net loss attributable to noncontrolling interest	(174)	(339)
Acquisition of minority interest (1)	214	—
Ending balance	$—	$(40)
(1) The noncontrolling interest holder relinquished his interest in Astral on June 30, 2017.

(6) Property and Equipment

As of June 30, 2017 and 2016, property and equipment consisted of the following:

	June 30,
(In thousands)	2017	2016
Furniture, Fixtures, Equipment & Leasehold Improvements	$3,309	$2,856
Software	2,053	2,074
Capital Improvements in Progress	—	9
Gross Property and Equipment	5,362	4,939
Accumulated Depreciation	(2,182)	(1,547)
Property and Equipment, net	$3,180	$3,392

Depreciation and amortization expense of property and equipment for the years ended June 30, 2017 and 2016 was $0.7 million and $0.6 million, respectively.

(7) Accrued and Other Liabilities

The following table represents the balances of accrued and other liabilities on the consolidated balance sheet as of June 30, 2017 and 2016:

(In thousands)	June 30, 2017	June 30, 2016
Accrued payroll, bonuses, and other payroll related liabilities	$907	$1,000
Accrued expenses	536	327
Deferred revenue	—	54
Other current liabilities	105	182
Total	$1,548	$1,563

(8) Debt

The Company had no outstanding debt as of June 30, 2017 and 2016.

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

The following tables present the carrying amounts, estimated fair values and valuation input levels of certain financial instruments as of June 30, 2017 and June 30, 2016:

	June 30, 2017
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$9,043	$9,043	$—	$—	$9,043
Bonds: 0-1 year	1,607	—	1,607	—	1,607
Bonds: 1-3 years	1,441	—	1,441	—	1,441
Time deposits: 1-90 days	—	—	—	—	—
Time deposits: 91-360 days	250	—	250	—	250
Time deposits: over 360 days	549	—	549	—	549
Total	$12,890	$9,043	$3,847	$—	$12,890

	June 30, 2016
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$12,807	$12,807	$—	$—	$12,807
Held-to-Maturity Securities
Bonds: 0-1 year	353	—	352	—	352
Bonds: 1-3 years	3,160	—	3,166	—	3,166
Time deposits: 1-90 days	2,243	—	2,244	—	2,244
Time deposits: 91-360 days	1,699	—	1,703	—	1,703
Time deposits: over 360 days	1,048	—	1,050	—	1,050
Total	$21,310	$12,807	$8,515	$—	$21,322

(10) Business Risk and Credit Risk Concentration Involving Cash

For the year ended June 30, 2017, the Company had two customers that together comprised all of the Company’s revenue. All of the Company’s revenue for the year ended June 30, 2016 came from three customers. The following tables summarize the concentrations of sales and trade accounts receivable percentages for the Company’s customers:

	Year Ended June 30, 2017	Year Ended June 30, 2016
	Percentage of Total Sales	Percentage of Total Sales
NGCD Partner	40%	61%
DHS S&T Partner	60%	30%
A Japanese aerospace company	—%	9%

	June 30, 2017	June 30, 2016
	Percentage of Trade A/R	Percentage of Trade A/R
DHS S&T Partner	100%	100%

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

(11) Common Stock Incentive, Stock Purchase Plans, and Other Compensation Plans

2008 Stock Incentive Plan (“2008 Plan”)

The 2008 Plan was created to promote growth of the Company by aligning the long-term financial success of the Company with the employees, directors, and consultants. At the time of approval, 5,500,000 shares of Astrotech’s common stock were reserved for issuance under this plan. The 2008 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock options, stock appreciation rights (“SARs”), and restricted stock to employees, directors, and consultants of the Company. As of June 30, 2017, there were 0 shares available for grant under the 2008 Plan.

2011 Stock Incentive Plan (“2011 Plan”)

The 2011 Plan was designed to increase shareholder value by compensating employees over the long term. The plan is to be used to promote long-term financial success and execution of the Company’s business strategy. At the time of approval, 1,750,000 shares of Astrotech’s common stock were reserved for issuance under this plan. On June 26, 2014, an additional 2,000,000 shares of Astrotech’s common stock were approved for issuance under this plan. The 2011 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock, stock options, SARs, and restricted stock to employees, directors, and consultants of the Company. As of June 30, 2017, there were 20,002 shares available for grant under the 2011 Plan.

Stock Option Activity Summary

The Company’s stock option activity for the years ended June 30, 2017 and 2016 was as follows:

	Shares (In thousands)	Weighted Average Exercise Price
Outstanding at June 30, 2015	1,128	$1.53
Granted	170	1.50
Exercised	(16)	1.09
Canceled or expired	(324)	2.56
Outstanding at June 30, 2016	958	$1.18
Granted	924	1.23
Exercised	(45)	0.39
Canceled or expired	(11)	3.01
Outstanding at June 30, 2017	1,826	$1.25

The aggregate intrinsic value of options exercisable at June 30, 2017 was $0.1 million as the fair value of the Company’s common stock is more than the exercise prices of these options. The aggregate intrinsic value of all options outstanding at June 30, 2017 was $0.1 million.

Range of exercise prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Options Exercisable Weighted- Average Exercise Price
$0.32 – 0.71	387,750	3.36	$0.62	387,750	$0.62
$1.06 – 1.67	1,353,514	8.68	1.26	430,000	1.32
$3.20 – 3.20	85,000	7.78	3.20	61,336	3.20
$0.32 – 3.20	1,826,264	7.51	$1.21	879,086	$1.14

Compensation costs recognized related to vested stock option awards during the years ended June 30, 2017 and 2016 was $0.1 million and $0.3 million, respectively. At June 30, 2017, there was $0.6 million of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted average period of 2.7 years.

Restricted Stock

The Company’s restricted stock activity for the years ended June 30, 2017 and 2016, was as follows:

	Shares (In thousands)	Weighted Average Grant-Date Fair Value
Outstanding at June 30, 2015	336	$3.16
Granted	35	2.02
Vested	(112)	2.79
Canceled or expired	(104)	3.20
Outstanding at June 30, 2016	155	$3.14
Granted	258	1.73
Vested	(75)	3.17
Canceled or expired	(58)	2.38
Outstanding at June 30, 2017	280	$1.99

Compensation costs recognized related to vested restricted stock awards during the years ended June 30, 2017 and 2016 was $1.0 million and $1.1 million, respectively. At June 30, 2017, there was $0.2 million of unrecognized compensation costs related to restricted stock, which is expected to be recognized over a weighted average period of 1.4 years.

Fair Value of Stock-Based Compensation

Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes model on the date of grant of stock options.  The fair values of stock options are amortized as compensation expense on a straight-line basis over the vesting period of the grants. The Company recognizes forfeitures as they occur. The assumptions used for the years ended June 30, 2017 and 2016 and the resulting estimates of weighted-average fair value per share of options granted are summarized in the following table:

	Year ended June 30, 2017	Year ended June 30, 2016
Expected Dividend Yield	—%	—%
Expected Volatility	124%	109%
Risk-Free Interest Rates	2.42%	0.65%
Expected Option Life (in years)	6.61	8.71
Weighted-average grant-date fair value of options awarded	$1.23	$1.18

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

•	The estimate of the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

•	For the years ended June 30, 2017 and June 30, 2016, the Company used the simplified method of calculating the expected life of the options.

Securities Repurchase Program

On December 13, 2014, the Board of Directors amended the share repurchase program to allow for the repurchase of up to $5.0 million more treasury shares until December 31, 2015. On December 3, 2015, the Board authorized an extension of the share repurchase program through December 31, 2016. At the conclusion of the share repurchase program, the Company had repurchased 188,635 shares of common stock at a cost of $492 thousand, which represents an average cost of $2.61 per share.

Shares Repurchased from Related Parties

In August 2016, the Company repurchased 192,000 shares issued to the Chief Financial Officer and the Chief Operating Officer related to their tax withholding obligations at a cost of $308 thousand which represents an average price of $1.60 per share. In December 2016, the Company repurchased 601,852 shares from the Chief Executive Officer at a cost of $975 thousand, which represents an average cost of $1.62 per share.

(12) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of June 30, 2017 and 2016, the Company had established a full valuation allowance against all of its net deferred tax assets.

For the fiscal year ended June 30, 2017, the Company incurred losses from operations in the amount of $11.8 million. The total effective tax rate is approximately 0% for the fiscal year. There is current state tax expense of approximately $2 thousand.

FASB ASC 740, Income Taxes addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had no unrecognized tax benefit for the years ended June 30, 2017 and June 30, 2016.

For the years ended June 30, 2017 and 2016, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to the valuation allowance placed against its net deferred tax assets.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized.

The components of income tax (expense) benefit from operations are as follows (in thousands):

	Year Ended June 30,
	2017	2016
Current
Federal	$—	$29
State and local	(2)	(4)
Total tax (expense) benefit	$(2)	$25

A reconciliation of the reported income tax (expense) benefit to the amount that would result by applying the U.S. Federal statutory rate to the loss before income taxes to the actual amount of income tax (expense) benefit recognized follows (in thousands):

	Year Ended June 30,
	2017	2016
Expected benefit	$3,996	$4,576
State tax expense	(2)	(4)
Change in temporary tax adjustments not recognized	(3,905)	(4,414)
Other permanent items	(91)	(133)
Total income tax (expense) benefit	$(2)	$25

The Company’s deferred tax assets as of June 30, 2017 and 2016 consist of the following (in thousands):

	Year Ended June 30,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$20,439	$15,704
Alternative minimum tax credit carryforwards	857	857
Accrued expenses and other timing	1,344	1,473
Total gross deferred tax assets	$22,640	$18,034
Less — valuation allowance	(22,195)	(17,939)
Net deferred tax assets	$445	$95
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	$(445)	$(95)
Total gross deferred tax liabilities	$(445)	$(95)
Net deferred tax assets (liabilities)	$—	$—

The Company files consolidated returns for Federal, Florida, and Texas income and franchise taxes. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be utilized to offset future tax liabilities. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2017, the Company provided a full valuation allowance of approximately $22.2 million against its net deferred tax assets.

The valuation allowance increased by approximately $4.2 million for the year ended June 30, 2017. Since the Company reflects a full valuation allowance against its deferred tax assets, there has been no income tax impact from these changes.

At June 30, 2017, the Company had net operating loss carryforwards of approximately $56.9 million ($19.3 million, tax effected) for federal income tax purposes that are available to offset future regular taxable income. These net operating loss carryforwards expire between the years 2021 and 2036. Utilization of some of these net operating losses is limited due to the changes in stock ownership of the Company associated with the October 2007 Exchange Offer; as such, the benefit from these losses may not be realized.

The Company also has accumulated state net operating loss carryforwards of approximately $26.2 million ($1.1 million, tax effected) that are available to offset future state taxable income. These net operating loss carryforwards expire between the years 2031 and 2036. These losses may also be subject to utilization limitations; as such, the benefit from these losses may not be realized.

The Company has a temporary credit for business loss carryovers that may be utilized to offset its Texas margin tax. The credit amount is $0.5 million ($0.3 million, tax effected). These credits may be used to offset $13 thousand of state tax liability each year and will expire in 2027.

The Company has $0.9 million of alternative minimum tax credit carryforwards available to offset future regular tax liabilities.

Uncertain Tax Positions

The Company’s change in uncertain tax benefit reserves during 2017 and 2016 were as follows (in thousands):

	2017	2016
Balance at July 1	$—	$76
Additions for tax positions of current period	—	—
Additions for tax positions of prior years	—	—
Decreases for tax positions of prior years	—	(76)
Balance at June 30	$—	$—

During 2016, the Company removed the uncertain tax benefit reserve of approximately $76 thousand. Due to the statute of limitations in California, the Company can no longer recognize the tax benefit related to state taxes. The Company recognizes interest and penalties related to income tax matters in income tax expense. For the years ended June 30, 2017 and 2016, the Company did not recognize any interest expense for uncertain tax positions. Furthermore, the Company no longer has a filing requirement in California as of June 30, 2017.

(13) Net Loss per Share

Basic loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method and the if-converted method. Dilutive potential common shares include outstanding stock options and shared-based awards.

Reconciliation and the components of basic and diluted net loss per share are as follows (in thousands, except per share data):

	Year Ended June 30,
	2017	2016
Numerator:
Amounts attributable to Astrotech Corporation, basic and diluted:
Net loss attributable to Astrotech Corporation	$(11,582)	$(13,095)
Denominator:
Denominator for basic and diluted net loss per share attributable to Astrotech Corporation — weighted average common stock outstanding	20,418	20,388
Basic and diluted net loss per common share:
Net loss attributable to Astrotech Corporation	$(0.57)	$(0.64)

All unvested restricted stock awards for the year ended June 30, 2017 are not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive. Options to purchase 1,826,264 shares of common stock at exercise prices ranging from $0.32 to $3.20 per share outstanding for the year ended June 30, 2017 were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive. Options to purchase 957,750 shares of common stock at exercise prices ranging from $0.32 to

$3.20 per share outstanding for the year ended June 30, 2016 were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive.

(14) Employee Benefit Plans

Astrotech has a defined contribution retirement plan, which covers substantially all employees and officers. For each of the years ended June 30, 2017 and 2016, the Company has contributed the required match of $0.2 million to the plan. The Company has the right, but not an obligation, to make additional contributions to the plan in future years at the discretion of the Company’s Board of Directors. The Company has not made any additional contributions for the years ended June 30, 2017 and 2016.

(15) Commitments and Contingencies

The Company is obligated under non-cancelable operating leases for equipment and office space. Future minimum payments under the operating leases are as follows (in thousands):

Year Ended June 30,
2018	$530
2019	290
2020	280
2021	198
2022	204
Thereafter	353
Total	$1,855

Rent expense was approximately $0.4 million for each of the years ended June 30, 2017 and 2016.

Astrotech Corporation presently leases office space consisting of approximately 5,000 square feet in Austin, Texas. The lease began in November 2016 and expires in December 2023 with a provision to renew and extend the lease for the entire premises for one renewal term of five years. Astrotech must, in writing, advise the landlord of its intention to renew the lease at least eight months before the expiration of its current lease in order to renew the lease.

Astral presently subleases premises consisting of approximately 4,000 square feet in Austin, Texas. The lease began in July 2015 and expires in June 2018 with no provision to renew nor extend the lease.

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

Legal Proceedings

The Company is not party to, nor are its properties the subject of, any material pending legal proceedings.

(16) Segment Information

The Company currently has two reportable business units: Astro Scientific and Astral.

Astro Scientific

Astro Scientific is a technology incubator that commercializes innovative technologies. Subsidiaries 1st Detect and Astrogenetix currently reside in Astro Scientific:

1st Detect - 1st Detect develops, manufactures, and sells chemical analyzers for use in the airport security, military, and breath analysis markets. Our chemical analyzers can identify chemicals with more accuracy and precision than competing analyzers given their extreme sensitivity and specificity. By leveraging a concept from Oak Ridge National Laboratory and a preliminary design initiated by an engagement with NASA to develop a mass spectrometer for the International Space Station, the Company developed a chemical analyzer that enables real-time analytics that we believe to be significantly smaller, lighter, faster, and less expensive than competing analyzers. The majority of revenue in 1st Detect comes from working as a subcontractor on government contracts. The Company works with prime contractors in adapting our technology to be used in enhancing the government’s detection capabilities for a variety of applications.

Astrogenetix - Astrogenetix is applying a fast-track, on-orbit discovery platform using the International Space Station to develop vaccines and other therapeutics. NASA has engaged the Center for Vaccine Development at UMD, one of the leading vaccinology institutions in the world, to research the application of a vaccine for Salmonella. NASA is collaborating with UMD, meaning little investment is required of Astrogenetix at this stage.

Astral Images

Astral Images sells film-to-digital conversion, high-dynamic range conversion, image enhancement, defect removal, and color correction services. Astral uses its powerful artificial intelligence (“AI”) algorithms to provide automated conversion of television and feature 35mm and 16mm films to the new 4K/HDR format, the standard for the latest generation of digital film distribution to the home. Due to a significant shift in the film scanning industry, most film assets will need to go through an upgrade to the new standard to remain relevant for over-the-top distribution (Netflix, Amazon, Hulu, etc.) as television manufacturers sell more 4K/HDR televisions and consumer demand for such content accelerates. Astral is positioned to be a leader in the digital conversion of feature films, film-based television series, sporting events shot on film, film libraries, and film archives. Astral has introduced to the digital conversion market Black ICE™ for the conversion of black and white film, Color ICE™ for the conversion of color film, and HDR ICE™ for the conversion of color film or digital video to the new HDR format. Astral’s platform technology is also being designed to launch a targeted solution that will convert photographs, negatives, and slides to a digital format while employing its AI algorithms to restore the image to its original condition in automation.

All intercompany transactions between business units have been eliminated in consolidation.

Key financial metrics of the Company’s segments for the years ended June 30, 2017 and 2016 are as follows:

	Year Ended June 30, 2017			Year Ended June 30, 2016
Revenue, Depreciation, and Income (In thousands)	Revenue	Depreciation	Loss before income taxes	Revenue	Depreciation	Loss before income taxes
Astro Scientific	$2,320	390	$(9,058)	$2,670	398	$(10,849)
Astral	8	321	(2,696)	1	127	(2,610)
Total	$2,328	$711	$(11,754)	$2,671	$525	$(13,459)

	June 30, 2017			June 30, 2016
Assets (In thousands)	Fixed Assets, net	Total Capital Expenditures	Total Assets	Fixed Assets, net	Total Capital Expenditures	Total Assets
Astro Scientific	$1,224	468	$16,833	$1,146	322	$28,125
Astral	1,956	31	2,002	2,246	487	2,398
Total	$3,180	$499	$18,835	$3,392	$809	$30,523

(17) Subsequent Events

On August 24, 2017, the Company received a letter from The NASDAQ Stock Market notifying the Company of its failure to maintain compliance with the $1.00 per share of common stock minimum closing bid price requirement over the preceding 30 consecutive trading days as required by Marketplace Rule 5550(a)(2). The letter stated that the Company has until February 20, 2018 to demonstrate compliance by maintaining a minimum closing bid price of $1.00 per share of common stock for a minimum of 10 consecutive trading days. If the Company cannot demonstrate compliance, further steps may be taken, up to and including the delisting of its common stock from The NASDAQ Capital Market.

The Company has not yet determined what action, if any, it will take in response to this letter, although the Company intends to monitor the closing bid price of its common stock between now and February 19, 2018, and to consider available options if its common stock does not trade at a level likely to result in the Company regaining compliance with The NASDAQ Capital Market minimum closing bid price requirement.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our internal controls through the oversight of the operations of the Company, and, based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There have been no changes in our internal controls over financial reporting that occurred during the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and information required to be disclosed by us in the reports that we file under Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decision regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of June 30, 2017, based on the frame-work in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of June 30, 2017.

In the prior year, we noted a material weakness in the design and operation of our internal control over financial reporting. The following material weakness was present at June 30, 2016:

•
We did not identify and implement appropriate accounting policies to ensure the recognition of revenue was in accordance with generally accepted accounting principles. Specifically, we incorrectly accounted for certain sales contracts entered into during fiscal 2016 as multiple-element arrangements within the scope of ASC Topic 605-25, Multiple-Element Arrangements, when such contracts should have been accounted for as contracts within the scope of ASC 605-35, Construction-Type and Production-Type Contracts. This error resulted in an understatement of our reported revenues through March 31, 2016, which was corrected in the fourth quarter of fiscal 2016 but deemed immaterial to the previously issued financial statements.

Remediation

To remediate the prior year material weakness described above, we have implemented the following:

•	Implemented review and analysis of the revenue transactions involving contracts and improved the related policy and procedures;

•	Expanded revenue recognition education for employees directly responsible for executing control activities related to our sales contracts; and

•	Documented our revenue recognition policies and procedures to provide detailed explanations specific to the Company’s sales contracts.

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

Item 9B.   Other Information.

None.

PART III

As set forth below, the information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated herein by reference to the Company’s definitive proxy statement to be used in connection with its 2017 Annual Meeting of Stockholders and which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended June 30, 2017 (the “2017 Proxy Statement”), in accordance with General Instructions G(3) of Form 10-K.

Item 10.    Directors, Executive Officers, and Corporate Governance

The information required by Item 10 will be contained in, and is hereby incorporated by reference to, the 2017 Proxy Statement.

Item 11.  Executive Compensation

The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2017 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2017 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2017 Proxy Statement.

Item 14.   Principal Accounting Fees and Services

The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2017 Proxy Statement.

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

(3)	Articles of Incorporation and Bylaws

3.1	Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 24, 2015).

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

4.6
Amendment Five to Rights Agreement, dated as of June 9, 2014, between Astrotech Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on June 9, 2014).

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

4.9
Amendment Eight to Rights Agreement, dated as of July 20, 2017, between Astrotech Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on July 25, 2017).

(10)	Material Contracts

10.1
Stock Purchase Agreement, dated December 9, 2016, issued by Astrotech Corporation (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2016).

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

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astrotech Corporation

By:	/s/ Thomas B. Pickens III
Thomas B. Pickens III
Chief Executive Officer

Date: September 18, 2017

By:	/s/ Eric N. Stober
Eric N. Stober
Chief Financial Officer and
Principal Accounting Officer

Date: September 18, 2017

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

/s/ Thomas B. Pickens III	Chairman of the Board and Chief Executive Officer	September 18, 2017
Thomas B. Pickens III

/s/ Mark Adams	Director	September 18, 2017
Mark Adams

/s/ Ronald W. Cantwell	Director	September 18, 2017
Ronald W. Cantwell

/s/ Michael R. Humphrey	Director	September 18, 2017
Michael R. Humphrey

/s/ Sha-Chelle Manning	Director	September 18, 2017
Sha-Chelle Manning

/s/ Daniel T. Russler, Jr.	Director	September 18, 2017
Daniel T. Russler, Jr.

/s/ Eric N. Stober	Chief Financial Officer and Principal Accounting Officer	September 18, 2017
Eric N. Stober