Form 10-Q
period 2017-09-30
ASTROTECH Corp
filed 2017-11-09
CIK 1001907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
As of November 9, 2017, the number of shares of the registrant’s common stock outstanding was: 4,506,473. Such number is adjusted to reflect the registrant’s five-for-one reverse stock split effectuated on October 16, 2017.

ASTROTECH CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2017	June 30, 2017
Assets
Current assets
Cash and cash equivalents	$95	$2,184
Short-term investments	10,062	10,900
Accounts receivable, net of allowance	80	146
Inventory, net	132	166
Prepaid expenses and other current assets	246	269
Total current assets	10,615	13,665
Property and equipment, net	3,001	3,180
Long-term investments	1,428	1,990
Other assets, net	81	—
Total assets	$15,125	$18,835

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$200	$259
Payroll related accruals	414	907
Accrued liabilities and other	382	641
Income tax payable	2	2
Total current liabilities	998	1,809
Other liabilities	242	256
Total liabilities	1,240	2,065

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 shares authorized; no shares issued and outstanding, at September 30, 2017 and June 30, 2017, respectively	—	—
Common stock, no par value, 15,000,000 shares authorized; 4,506,473 and 4,508,509 shares issued at September 30, 2017 and June 30, 2017, respectively; 4,108,573 and 4,111,281 shares outstanding at September 30, 2017 and June 30, 2017, respectively	190,437	190,382
Treasury stock, 397,936 and 397,228 shares at cost at September 30, 2017 and June 30, 2017, respectively	(4,124)	(4,121)
Additional paid-in capital	1,550	1,483
Accumulated deficit	(173,919)	(170,913)
Accumulated other comprehensive loss	(59)	(61)
Total stockholders’ equity	13,885	16,770
Total liabilities and stockholders’ equity	$15,125	$18,835

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30,
	2017	2016
Revenue	$—	$1,006
Cost of revenue	—	731
Gross profit	—	275
Operating expenses:
Selling, general and administrative	1,407	2,548
Research and development	1,669	1,292
Total operating expenses	3,076	3,840
Loss from operations	(3,076)	(3,565)
Interest and other income, net	70	98
Loss before income taxes	(3,006)	(3,467)
Income tax benefit	—	—
Net loss	(3,006)	(3,467)
Less: Net loss attributable to noncontrolling interest	—	(52)
Net loss attributable to Astrotech Corporation	$(3,006)	$(3,415)

Weighted average common shares outstanding:
Basic and diluted	4,057	4,126

Basic and diluted net loss per common share:
Net loss attributable to Astrotech Corporation	$(0.15)	$(0.17)

Other comprehensive loss, net of tax:
Net loss attributable to Astrotech Corporation	$(3,006)	$(3,415)
Available-for-sale securities:
Net unrealized gain	$1	$41
Reclassification adjustment for realized loss	1	—
Total comprehensive loss	$(3,004)	$(3,374)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,006)	$(3,467)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	122	862
Amortization	12	16
Depreciation	186	171
Net loss on sale of available-for-sale investments	1	—
Changes in assets and liabilities:
Accounts receivable	66	(862)
Cost, estimated earnings and billings, net on uncompleted contracts	—	296
Accounts payable	(59)	29
Other assets and liabilities	(790)	(161)
Net cash used in operating activities	(3,468)	(3,116)

Cash flows from investing activities:
Sale of available-for-sale investments	889	—
Maturities of available-for-sale securities	500	2,592
Purchases of property and equipment	(7)	(24)
Net cash provided by investing activities	1,382	2,568

Cash flows from financing activities:
Payments for purchase of treasury stock	(3)	(308)
Net cash used in financing activities	(3)	(308)

Net change in cash and cash equivalents	(2,089)	(856)
Cash and cash equivalents at beginning of period	2,184	4,399
Cash and cash equivalents at end of period	$95	$3,543

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Income taxes paid	$—	$—

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by Astrotech Corporation in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. Certain prior year amounts have been reclassified to conform to the current year presentation. On Monday, October 16, 2017, the Company effectuated a reverse stock split of its shares of Common Stock whereby every five (5) pre-split shares of Common Stock were exchanged for one (1) post-split share of the Company's Common Stock (the “Reverse Stock Split”). No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have held a fractional share of the Common Stock received a cash payment in lieu thereof. In addition, the Company’s authorized Common Stock was reduced from 75 million to 15 million shares.

Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition (as updated by ASU 2015-14 in August 2015, ASU 2016-08 in March 2016, and ASU 2016-20 in December 2016). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 was to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. ASU 2015-14 delayed the required adoption date for public entities to periods beginning after December 15, 2017, although early adoption to the original effective date under ASU 2014-09 is permitted. Once implemented, the Company can use one of two retrospective application methods for prior periods. Earlier application is not permitted.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is assessing the impact the adoption of ASU 2016-02 will have on its financial statements and plans to adopt this ASU in fiscal year 2019.

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

Astrogenetix - Astrogenetix is applying a fast-track, on-orbit discovery platform using the International Space Station to develop vaccines. The Center for Vaccine Development at the University of Maryland (“UMD”), one of the leading vaccinology institutions in the world, independently validated our target vaccine for Salmonella through funding provided by NASA. We are currently looking for funding to finance the pursuit of an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”).
Astral
Astral Images sells film-to-digital conversion, high-dynamic range conversion, image enhancement, defect removal, and color correction services. Astral uses its powerful artificial intelligence (“AI”) algorithms to provide automated conversion of television and feature 35mm and 16mm films to the new 4K HDR format, the standard for the latest generation of digital film distribution to the home. Due to a significant shift in the film scanning industry, most film assets will need to go through an upgrade to the new standard to remain relevant for over-the-top distribution (Netflix, Amazon, Hulu, etc.) as television manufacturers sell more 4K HDR televisions and consumer demand for such content accelerates. Astral is positioned to be a leader in the digital conversion of feature films, film-based television series, sporting events shot on film, film libraries, and film archives. Astral has introduced to the digital conversion market Black ICE™ for the conversion of black and white film, Color ICE™ for the conversion of color film, and HDR ICE™ for the conversion of color film or digital video to the new HDR format. Astral’s platform technology is also being designed to launch a targeted solution that will convert photographs, negatives, and slides to a digital format while employing its AI algorithms to remove defects and restore the color in automation.

(2) Going Concern
Financial Condition
The Company’s consolidated financial statements for the quarter ended September 30, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2017, the Company has working capital of $9.6 million. For fiscal year 2017, the Company reported a net loss of $11.6 million and net cash used in operating activities of $8.8 million, which raises substantial doubt about the Company’s ability to continue as a going concern, but the Company remains resolute in identifying the optimal solution to the liquidity issue.
Management’s Plans to Continue as a Going Concern
Management has engaged Chardan Capital Markets to pursue strategic alternatives for the Company. These include, but are not limited to, selling the Company or a portion thereof, debt financing, equity financing, merging, or engaging in a strategic partnership. Management continues to explore these strategic alternatives as we look to improve our liquidity and maximize shareholder value.
Astrotech’s consolidated financial statements as of September 30, 2017 do not include any adjustments that might result from the inability to implement or execute the Company’s plans to improve its ability to continue as a going concern.

(3) Investments

We use the specific identification method when determining realized gains and losses on our available-for-sale securities. The following tables summarize unrealized gains and losses related to our investments:

Available-for-Sale	September 30, 2017
(In thousands)	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$8,215	$—	$(57)	$8,158
Fixed Income Bonds	2,536	—	(1)	2,535
Time Deposits	798	1	(2)	797
Total	$11,549	$1	$(60)	$11,490

	June 30, 2017
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$9,104	$—	$(61)	$9,043
Fixed Income Bonds	3,048	—	—	3,048
Time Deposits	799	—	—	799
Total	$12,951	$—	$(61)	$12,890

For information on the unrealized holding losses on available-for-sale investments reclassified out of accumulated other comprehensive loss into the consolidated statements of income, see “Note 9: Other Comprehensive Loss.”

We have certain financial instruments on our condensed consolidated balance sheet related to interest-bearing time deposits and fixed income bonds. These time deposits are included in “Short-term Investments” if the maturities at the end of the reporting period were 360 days or less or “Long-term Investments” if the maturities at the end of the reporting period were over 360 days. Fixed income investments, maturing over the next one to three years, are comprised of investment-grade fixed income securities in various corporations with ratings of BB- or better.

The following table presents the carrying amounts of certain financial instruments as of September 30, 2017, and June 30, 2017:

	Carrying Value
	Short-Term Investments		Long-Term Investments
(In thousands)	September 30, 2017	June 30, 2017	September 30, 2017	June 30, 2017
Mutual Funds - Corporate & Government Debt	$8,158	$9,043	$—	$—
Time deposits
Maturities from 1-90 days	—	—	—	—
Maturities from 91-360 days	250	250	—	—
Maturities over 360 days	—	—	547	549
Fixed Income Bonds
Maturities less than 1 year	1,654	1,607	—	—
Maturities from 1-3 years	—	—	881	1,441
Maturities from 3-5 years	—	—	—	—
Total	$10,062	$10,900	$1,428	$1,990

(4) Inventory

The following table summarizes the components of our inventory balances, net of allowance of $107 thousand and $116 thousand at September 30, 2017, and June 30, 2017, respectively:

(In thousands)	September 30, 2017	June 30, 2017
Raw materials	$84	$109
Work in process	48	57
Total inventory	$132	$166

(5) Noncontrolling Interest

Astral was created in conjunction with a noncontrolling interest, resulting in Astrotech initially owning 72% of Astral; the Company now owns 100% of Astral. The following table details the contributions from the Company and the minority interest owner and the Company’s ownership percentage of Astral:

(In thousands)	ASTC Contribution	Minority Owner	ASTC Ownership (1)
Initial investment	$1,422	$422	72%
Additional contributions made in fiscal year 2015	1,000	—	83%
Additional contributions made in fiscal year 2016	3,000	—	92%
Additional contributions made in fiscal year 2017	3,500	(422)	100%
Total Contributions	$8,922	$—

(1) Astrotech acquired full ownership of Astral Images in fiscal year 2017.

The Company previously applied noncontrolling interest accounting, which required us to clearly identify the noncontrolling interest in the consolidated statements of operations. The Company previously disclosed three measures of net loss: net loss, net loss attributable to noncontrolling interest, and net loss attributable to Astrotech Corporation. The Company’s operating cash flows in its consolidated statements of cash flows reflect net loss, while our basic and diluted earnings per share calculations reflect net loss attributable to Astrotech Corporation.

The following table breaks down the changes in Stockholders’ Equity for three months ended September 30, 2017:

(In thousands)	Total Stockholders' Equity
Balance at June 30, 2017	$16,770
Stock based compensation	122
Share repurchases	(3)
Net change on available-for-sale investments	2
Net loss attributable to Astrotech Corporation	(3,006)
Balance at September 30, 2017	$13,885

(6) Net Loss per Share

Basic net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares outstanding during the period using the treasury stock method and the if-converted method. Potentially dilutive common shares include outstanding stock options and share-based awards.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share:

	Three Months Ended September 30,
(In thousands, except share data)	2017	2016
Numerator:
Amounts attributable to Astrotech Corporation, basic and diluted:
Loss before income taxes	$(3,006)	$(3,467)
Income tax benefit	—	—
Net loss	(3,006)	(3,467)
Less: Net loss attributable to noncontrolling interest	—	(52)
Net loss attributable to Astrotech Corporation	$(3,006)	$(3,415)
Denominator:
Denominator for basic and diluted net loss per share attributable to Astrotech Corporation — weighted average common stock outstanding	4,057	4,126
Basic and diluted net loss per common share:
Net loss attributable to Astrotech Corporation	$(0.15)	$(0.17)

All unvested restricted stock awards for the three months ended September 30, 2017, are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 365,252 shares of common stock at exercise prices ranging from $1.60 to $16.00 per share outstanding as of September 30, 2017, were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

(7) Revenue Recognition

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of September 30, 2017, and June 30, 2017:

	September 30, 2017
	Carrying	Fair Value Measured Using			Fair
(in thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$8,158	$8,158	$—	$—	$8,158
Bonds: 0-1 year	1,654	—	1,654	—	1,654
Bonds: 1-3 years	881	—	881	—	881
Time deposits: 91-360 days	250	—	250	—	250
Time deposits: over 360 days	547	—	547	—	547
Total	$11,490	$8,158	$3,332	$—	$11,490

	June 30, 2017
	Carrying	Fair Value Measured Using			Fair
(in thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$9,043	$9,043	$—	$—	$9,043
Bonds: 0-1 year	1,607	—	1,607	—	1,607
Bonds: 1-3 years	1,441	—	1,441	—	1,441
Time deposits: 91-360 days	250	—	250	—	250
Time deposits: over 360 days	549	—	549	—	549
Total	$12,890	$9,043	$3,847	$—	$12,890

The value of our available-for-sale investments is based on pricing from third-party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs). The fair value of our bonds and time deposits with maturities less than 90 days is considered the amortized value; the fair value measurements used for bonds and time deposits with maturities greater than 90 days is considered Level 2 and uses pricing from third-party pricing vendors who use quoted prices for identical or similar securities in both active and inactive markets.

(9) Other Comprehensive Loss

Changes in the balances of each component included in accumulated other comprehensive loss for the three months ended September 30, 2017, are presented below.

(In thousands)	Accumulated Other Comprehensive Loss
Unrealized Loss in Investments
Balance at June 30, 2017	$(61)
Current period change in other comprehensive loss before reclassifications	1
Reclassification to net loss for realized losses	1
Balance at September 30, 2017	$(59)

(10) Business Risk and Credit Risk Concentration Involving Cash

During the three months ended September 30, 2017, the Company did not recognize any revenue from customers. During the three months ended September 30, 2016, the Company had two customers that together comprised 100% of the Company’s revenue. The following tables summarize the concentrations of sales and trade accounts receivable percentages for the Company’s customers:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
	Percentage of Total Sales	Percentage of Total Sales
Next Generation Chemical Detector Partner	—%	62%
Department of Homeland Security Science and Technology Directorate Partner	—%	38%

	September 30, 2017	June 30, 2017
	Percentage of Trade A/R	Percentage of Trade A/R
Department of Homeland Security Science and Technology Directorate Partner	—%	100%

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation (“FDIC”) of $250 thousand per depositor. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what we believe to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(11) Common Stock Incentive, Stock Purchase Plans, and Other Compensation Plans

Stock Option Activity Summary

The Company’s stock option activity for the three months ended September 30, 2017, is as follows:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at June 30, 2017	365	$6.07
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at September 30, 2017	365	$6.07

The aggregate intrinsic value of options exercisable at September 30, 2017, was $0.2 million as the fair value of the Company’s common stock is more than the exercise prices of these options. The remaining share-based compensation expense of $0.5 million related to stock options will be recognized over a weighted-average period of 2.48 years.

The table below details the Company’s stock options outstanding as of September 30, 2017:

Range of exercise prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Options Exercisable Weighted- Average Exercise Price
$1.60 – 3.55	77,550	3.11	$3.11	77,550	$3.11
$5.03 – 8.35	270,702	8.43	6.29	86,000	6.59
$16.00 – 16.00	17,000	7.52	16.00	12,267	16.00
$1.60 – 16.00	365,252	7.26	$6.07	175,817	$5.56

Compensation costs recognized related to stock option awards were $67 thousand and $19 thousand for the three months ended September 30, 2017, and 2016, respectively.

Restricted Stock

The Company’s restricted stock activity for the three months ended September 30, 2017, is as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Outstanding at June 30, 2017	56	$9.95
Granted	—	—
Vested	6	9.22
Canceled or expired	2	8.35
Outstanding at September 30, 2017	48	$10.12

Stock compensation expenses related to restricted stock were $55 thousand and $843 thousand for the three months ended September 30, 2017, and 2016, respectively. The remaining share-based compensation expense of $193 thousand related to restricted stock awards granted will be recognized over a weighted-average period of 1.27 years.

Securities Repurchase Program

On December 13, 2014, the Board of Directors amended the share repurchase program to allow for the repurchase of up to $5 million in Astrotech Corporation stock until December 31, 2015. On December 3, 2015, the Board of Directors authorized the extension of the share repurchase program through December 31, 2016. The share repurchase program ended as of December 31, 2016; as such, during the three months ended September 30, 2017, no shares were repurchased as part of the share repurchase program. As of September 30, 2017, the Company had repurchased 37,727 shares of common stock at a cost of $492 thousand, which represents an average cost of $13.05 per share.

Shares Repurchased from Related Parties

In August 2016, the Company repurchased 38,400 shares issued to the Chief Financial Officer and Chief Operating Officer related to their tax withholding obligations at a cost of $308 thousand, which represents an average cost of $8.00 per share. In December 2016, the Company repurchased 120,370 shares from the Chief Executive Officer at a cost of $975 thousand, which represents an average cost of $8.10 per share.

(12) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2017, and June 30, 2017, the Company established a full valuation allowance against all of its net deferred tax assets.

For the three months ended September 30, 2017, and 2016, the Company incurred pre-tax losses in the amount of $3.0 million and $3.5 million, respectively. The total effective tax rate was approximately 0% for each of the three months ended September 30, 2017, and 2016.

For each of the three months ended September 30, 2017, and 2016, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording of the valuation allowance placed against its net deferred tax assets.

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had an unrecognized tax benefit of $0 for each of the three months ended September 30, 2017, and 2016.

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

(14) Segment Information

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

Astrogenetix - Astrogenetix is applying a fast-track, on-orbit discovery platform using the International Space Station to develop vaccines. The Center for Vaccine Development at UMD, one of the leading vaccinology institutions in the world, independently validated our target vaccine for Salmonella through funding provided by NASA. We are currently looking for funding to finance the pursuit of an IND application with the FDA.

Astral

Astral Images sells film-to-digital conversion, high-dynamic range conversion, image enhancement, defect removal, and color correction services. Astral uses its powerful AI algorithms to provide automated conversion of television and feature 35mm and

16mm films to the new 4K HDR format, the standard for the latest generation of digital film distribution to the home. Due to a significant shift in the film scanning industry, most film assets will need to go through an upgrade to the new standard to remain relevant for over-the-top distribution (Netflix, Amazon, Hulu, etc.) as television manufacturers sell more 4K HDR televisions and consumer demand for such content accelerates. Astral is positioned to be a leader in the digital conversion of feature films, film-based television series, sporting events shot on film, film libraries, and film archives. Astral has introduced to the digital conversion market Black ICE™ for the conversion of black and white film, Color ICE™ for the conversion of color film, and HDR ICE™ for the conversion of color film or digital video to the new HDR format. Astral’s platform technology is also being designed to launch a targeted solution that will convert photographs, negatives, and slides to a digital format while employing its AI algorithms to remove defects and restore the color in automation.

All intercompany transactions between business units have been eliminated in consolidation.

Key financial metrics of the Company’s segments are as follows:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016

Revenue, Depreciation, and Income (In thousands)	Revenue	Depreciation	Loss before Income Taxes	Revenue	Depreciation	Loss before Income Taxes
Astro Scientific	$—	$104	$(2,424)	$1,006	$91	$(2,786)
Astral	—	82	(582)	—	80	(681)
Total	$—	$186	$(3,006)	$1,006	$171	$(3,467)

	September 30, 2017			June 30, 2017
Assets (In thousands)	Fixed Assets, Net	Total Capital Expenditures (1)	Total Assets	Fixed Assets, Net	Total Capital Expenditures (2)	Total Assets
Astro Scientific	$1,127	$7	$13,201	$1,224	$468	$16,833
Astral	1,874	—	1,924	1,956	31	2,002
Total	$3,001	$7	$15,125	$3,180	$499	$18,835

(1) Total capital expenditures are for the three months ended September 30, 2017.
(2) Total capital expenditures are for the twelve months ended June 30, 2017.

(15) Subsequent Events

On Monday, October 16, 2017, the Company effectuated a reverse stock split of its shares of Common Stock whereby every five (5) pre-split shares of Common Stock were exchanged for one (1) post-split share of the Company's Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have held a fractional share of the Common Stock received a cash payment in lieu thereof. Numbers presented in these financial statements have been adjusted to reflect the Reverse Stock Split.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends,” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:

•	The effect of economic and political conditions in the United States or other nations that could impact our ability to sell our products and services or gain customers;

•	Our ability to continue as a going concern;

•	Our ability to raise sufficient capital to meet our long- and short-term liquidity requirements;

•	Our ability to successfully pursue our business plan and execute our strategy;

•	Whether we will fully realize the economic benefits under our customer contracts;

•	Technological difficulties and potential legal claims arising from any technological difficulties;

•	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by governmental or commercial customers;

•	Uncertainty in government funding and support for key programs, grant opportunities, or procurements;

•	The impact of competition on our ability to win new contracts;

•	Delays in the timing of performance under our contracts; and

•	Our ability to meet technological development milestones and overcome development challenges.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, therefore we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our 2017 Annual Report on Form 10-K, elsewhere in this Quarterly Report on Form 10-Q, or in the documents incorporated by reference herein. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events, or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the Securities and Exchange Commission (“SEC”) or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Quarterly Report on Form 10-Q and in prior or subsequent communications.

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

The Company currently operates two reportable business units, Astro Scientific and Astral Images Corporation, and their efforts are focused on the following:

Astro Scientific

•
1st Detect Corporation (“1st Detect”) is a supplier of chemical detection and analysis instrumentation. Our next-generation solutions enable high performance trace detection of critical threats or compounds of interest to the security, defense, and healthcare markets using a small, fast, and inexpensive platform. The Company has engaged Chardan Capital Markets, LLC to help maximize shareholder value at 1st Detect by investigating strategic alternatives and these efforts are ongoing.

•	Astrogenetix, Inc. (“Astrogenetix”) is developing next-generation vaccines using the unique environment of microgravity.

Astral Images Corporation

•
Astral Images Corporation (“Astral”) restores, enhances, and digitizes film using its powerful artificial intelligence (“AI”) algorithms to remove dust, scratches, and defects while restoring and enhancing the original color and optimizing the resolution to be viewed in ultra-high definition (“UHD” or “4K”) high dynamic range (“HDR”). We are facilitating the shift from high definition (“HD,” “2K,” or “1080p”) resolution to 4K HDR, the format in which the latest generation of digital video content is being distributed to the home.

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

Our efforts have resulted in a technology that has been or may be deployed in the following areas:

•
Security - Explosive device detection in airports:  There are currently approximately 25,000 ion mobility spectrometer (“IMS”) instruments installed today, with most nearing their end of life. As the current generation of IMS technology is replaced, we are positioning the Company to be the best next-generation solution for this market. We have partnered with an incumbent provider of IMS instrumentation to airports to deliver an instrument to the Transportation and Security Administration (“TSA”) with far greater capabilities than IMS. Together with our partner, we were awarded a grant for the Air Cargo and Next Generation Checkpoint program with the Department of Homeland Security Science and Technology Directorate (“DHS S&T”), whereby we delivered the mass spectrometer portion of the instrument. We recently completed the first phase of the program and our technology was well received by TSA, but there is no guarantee of subsequent phases. We have therefore launched efforts internally to create a full product solution for the TSA called the Tracer 1000 MS-ETD™ as we work toward having the world’s first explosives trace detector (“ETD”) driven by a mass spectrometer. With mass spectrometry being the gold standard of chemical detection, a mass spectrometry-based ETD will significantly reduce the number of false positives and allow for a much more expansive library of compounds of interest as compared to IMS-based ETDs.

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

Astrogenetix - Astrogenetix is applying a fast-track, on-orbit discovery platform using the International Space Station to develop vaccines. The Center for Vaccine Development at the University of Maryland (“UMD”), one of the leading vaccinology institutions in the world, independently validated our target vaccine for Salmonella through funding provided by NASA. We are currently looking for funding to finance the pursuit of an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”).
Astral

Astral Images sells film-to-digital conversion, high-dynamic range conversion, image enhancement, defect removal, and color correction services. Astral uses its powerful artificial intelligence (“AI”) algorithms to provide automated conversion of television and feature 35mm and 16mm films to the new 4K HDR format, the standard for the latest generation of digital film distribution to the home. Due to a significant shift in the film scanning industry, most film assets will need to go through an upgrade to the new standard to remain relevant for over-the-top distribution (Netflix, Amazon, Hulu, etc.) as television manufacturers sell more

4K HDR televisions and consumer demand for such content accelerates. Astral is positioned to be a leader in the digital conversion of feature films, film-based television series, sporting events shot on film, film libraries, and film archives. Astral has introduced to the digital conversion market Black ICE™ for the conversion of black and white film, Color ICE™ for the conversion of color film, and HDR ICE™ for the conversion of color film or digital video to the new HDR format. Astral’s platform technology is also being designed to launch a targeted solution that will convert photographs, negatives, and slides to a digital format while employing its AI algorithms to remove defects and restore the color in automation.

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

Management believes there have been no significant changes during the three months ended September 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.

Results of Operations

Three months ended September 30, 2017, compared to three months ended September 30, 2016:

Selected consolidated financial data for the quarter ended September 30, 2017, and 2016 is as follows:

	Quarter Ended September 30,
(In thousands)	2017	2016
Revenue	$—	$1,006
Cost of revenue	—	731
Gross profit	—	275
Gross margin	—%	27%
Operating expenses:
Selling, general and administrative	1,407	2,548
Research and development	1,669	1,292
Total operating expenses	3,076	3,840
Loss from operations	(3,076)	(3,565)
Interest and other income, net	70	98
Income tax benefit	—	—
Net loss	(3,006)	(3,467)
Less: Net loss attributable to noncontrolling interest	—	(52)
Net loss attributable to Astrotech Corporation	$(3,006)	$(3,415)

Revenue – Total revenue decreased $1.0 million during the first quarter of fiscal 2018, compared to the first quarter of fiscal 2017. The majority of the revenue generated in the first quarter of fiscal 2017 was associated with research-based, fixed-price, government-related subcontract agreements. These subcontract agreements ended during the last quarter of fiscal 2017; as such, no revenue was generated in the first quarter of fiscal 2018.

Gross Profit – Gross profit is comprised of revenue less cost of revenue. Cost of revenue is comprised of labor, materials, and overhead related to products manufactured for the subcontract agreements. During the first quarter of fiscal 2018, cost of revenues decreased to $0 from $731 thousand in the first quarter of fiscal 2017, and gross profit decreased $275 thousand during the same period due to the decrease in revenue as described above.

Operating Expenses – Operating expenses decreased $764 thousand during the first quarter of fiscal 2018, compared to the first quarter of fiscal 2017. Selling, general and administrative decreased $1.1 million primarily driven by a decrease in equity compensation of $740 thousand and payroll related decreases of $375 thousand. This was partially offset by an increase of $377 thousand as we focused on research and development after our government-related subcontract agreements ended.

Income Taxes – Income tax expense did not change during the first quarter of fiscal 2018, compared to the first quarter of fiscal 2017. The realization of tax benefits depends on the existence of future taxable income. Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) “Income Taxes” (“FASB ASC 740”), a valuation allowance has been established to reduce the deferred tax assets to the amounts that are more likely than not to be realized.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents:

	Three Months Ended September 30,
(In thousands)	2017	2016	change
Cash flows from operations:
Net cash used in operating activities	$(3,468)	$(3,116)	$(352)
Net cash provided by investing activities	1,382	2,568	(1,186)
Net cash used in financing activities	(3)	(308)	305
Net cash used in operations	$(2,089)	$(856)	$(1,233)

Cash and Cash Equivalents

As of September 30, 2017, we held cash and cash equivalents of $0.1 million, and our working capital was approximately $9.6 million. As of June 30, 2017, we had cash and cash equivalents of $2.2 million, and our working capital was approximately $11.9 million. Cash and cash equivalents decreased by approximately $2.1 million as of September 30, 2017, as compared to June 30, 2017, due to funding our normal operating activities and research and development initiatives, partially offset by the sale and maturities of some of our available-for-sale securities. Including our cash management investment portfolio, our cash and investments balance as of September 30, 2017 was $11.6 million.

Operating Activities

Cash used in operating activities increased $0.4 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. Our reduced losses of $0.5 million were offset by payments on our year-end accruals related to payroll.
Investing Activities

Cash provided by investing activities decreased $1.2 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily caused by a decrease in the amount of available-for-sale securities matured.

Financing Activities

Cash used in financing activities decreased $0.3 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, due to a decrease in payments for shares repurchased.

Liquidity

As of September 30, 2017, we had cash and cash equivalents and short-term investments of $10.2 million, and our working capital was approximately $9.6 million. Additionally, for fiscal year 2017, the Company reported a net loss of $11.6 million and net cash used in operating activities of $8.8 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern, but the Company remains resolute in identifying the optimal solution to the liquidity issue.

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development, the need to acquire licenses to new technology, costs associated with increasing our manufacturing and development capabilities, costs associated with strategic acquisitions including integration costs and assumed liabilities, and the status of competitive products and potential costs associated with both protecting and defending our intellectual property. Factors that could affect our capital requirements, in addition to those listed above, include continued collections of accounts receivable consistent with our historical experience and our ability to manage product development efforts.

We believe we have sufficient liquidity to continue to fund our operating expenses, capital requirements, and other expected liquidity requirements through September 2018.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2017, and June 30, 2017, the Company established a full valuation allowance against all of its net deferred tax assets.

For the three months ended September 30, 2017, and 2016, the Company incurred pre-tax losses in the amount of $3.0 million and $3.5 million, respectively. The total effective tax rate was approximately 0% for each of the three months ended September 30, 2017, and 2016.

For each of the three months ended September 30, 2017, and 2016, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording of the valuation allowance placed against its net deferred tax assets.

FASB ASC 740 addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had an unrecognized tax benefit of $0 for each of the three months ended September 30, 2017 and 2016.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2017, and June 30, 2017.

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

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 2017, we are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations, or cash flows. From time to time, we are subject to legal proceedings and business disputes involving ordinary routine legal matters and claims incidental to our business. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements or awards against us. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below shows all Company shares repurchased during the current fiscal quarter:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans
August 1 through August 31, 2017 (1)	708	$4.05	—
Total	708	$4.05	—
(1) These shares were surrendered by employees to cover tax withholding obligations.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description	Incorporation by Reference
4.1	Amendment Eight to Rights Agreement, dated as of July 20, 2017, between Astrotech Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 25, 2017.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.	Filed herewith.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2017 formatted in eXtensible Business Reporting Language: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Notes to Unaudited Condensed Consolidated Financial Statements.
Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: November 9, 2017	/s/ Eric Stober
Eric Stober
Chief Financial Officer and Principal Accounting Officer