Form 10-Q/A
period 2017-09-30
ASTROTECH Corp
filed 2018-02-12
CIK 1001907

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

 EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2017, amends the Form 10-Q that was originally filed with the U.S. Securities and Exchange Commission on November 9, 2017 (the "Original Filing"). The sole purpose of this Amendment No. 1 is to correct the calculation of “Net Loss per Common Share” in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2017 and 2016. This was inadvertently caused by a reverse stock split occurring after the end of the quarter. The following financial statements and disclosures have been updated in this Form 10-Q/A:

•	Restatement of the Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2017 and 2016.

•	Updated Note 6 - Net Loss Per Share.

Except as described above, no other changes have been made to the Original Filing or any other exhibits. This Amendment speaks as of the filing date of the Original Filing and does not reflect events occurring after the filing date, or modify or update those disclosures that may be affected by subsequent events. As such, this form 10-Q/A should be read in conjunction with the Original Filing.

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

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30,
	2017	2016
	(As Restated)	(As Restated)
Revenue	$—	$1,006
Cost of revenue	—	731
Gross profit	—	275
Operating expenses:
Selling, general and administrative	1,407	2,548
Research and development	1,669	1,292
Total operating expenses	3,076	3,840
Loss from operations	(3,076)	(3,565)
Interest and other income, net	70	98
Loss before income taxes	(3,006)	(3,467)
Income tax benefit	—	—
Net loss	(3,006)	(3,467)
Less: Net loss attributable to noncontrolling interest	—	(52)
Net loss attributable to Astrotech Corporation	$(3,006)	$(3,415)

Weighted average common shares outstanding:
Basic and diluted	4,057	4,126

Basic and diluted net loss per common share:
Net loss attributable to Astrotech Corporation	$(0.74)	$(0.83)

Other comprehensive loss, net of tax:
Net loss attributable to Astrotech Corporation	$(3,006)	$(3,415)
Available-for-sale securities:
Net unrealized gain	$1	$41
Reclassification adjustment for realized loss	1	—
Total comprehensive loss	$(3,004)	$(3,374)

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

Restatement Effect on Financial Statements – During the preparation of its December 31, 2017 financial statements, management identified an error in the computation of net loss per common share in the Company’s previously filed financial statements for the quarter ended September 30, 2017.  In connection with the Company’s reverse stock split, net loss per common share was incorrectly reported.  Management evaluated the error and concluded it was material.  As such, the consolidated financial statements have been restated.  The following table illustrates the impact of the restatement:

Condensed Consolidated Statements of Operations and Comprehensive Loss For the three months ended September 30, 2017:	As Previously Reported	Adjustment	As Restated
Basic and diluted net loss per share attributable to Astrotech Corporation	$(0.15)	$(0.59)	$(0.74)
Condensed Consolidated Statements of Operations and Comprehensive Loss For the three months ended September 30, 2016:
Basic and diluted net loss per share attributable to Astrotech Corporation	$(0.17)	$(0.66)	$(0.83)

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share:

	Three Months Ended September 30,
(In thousands, except share data)	2017	2016
Numerator:	(As Restated)	(As Restated)
Amounts attributable to Astrotech Corporation, basic and diluted:
Loss before income taxes	$(3,006)	$(3,467)
Income tax benefit	—	—
Net loss	(3,006)	(3,467)
Less: Net loss attributable to noncontrolling interest	—	(52)
Net loss attributable to Astrotech Corporation	$(3,006)	$(3,415)
Denominator:
Denominator for basic and diluted net loss per share attributable to Astrotech Corporation — weighted average common stock outstanding	4,057	4,126
Basic and diluted net loss per common share:
Net loss attributable to Astrotech Corporation	$(0.74)	$(0.83)

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of September 30, 2017, based on the frame-work in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

As a result of our assessment, we identified control deficiencies that constitute a material weakness in the design and operation of our internal control over financial reporting. The following material weakness was present at September 30, 2017:

•
Our internal controls over the mathematical accuracy of disclosed amounts failed, resulting in an inadvertent error in the calculation of “Net Loss per Common Share” in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2017 and 2016.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation

To remediate the material weakness described above, we are immediately implementing and/or plan to implement the following:

•	Design a remediation action for the review and analysis of earnings per share and improve the related policy and procedures;

•	Expand review of financial disclosures; and

•	Further document our tie out to our internal calculations.
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

Astrotech Corporation

Date: February 12, 2018	/s/ Eric Stober
Eric Stober
Chief Financial Officer and Principal Accounting Officer