Form 10-Q
period 2017-12-31
ASTROTECH Corp
filed 2018-02-12
CIK 1001907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-34426
Astrotech Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	91-1273737
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

201 West 5th Street, Suite 1275, Austin, Texas	78701
Address of Principal Executive Offices	Zip Code
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

APPLICABLE ONLY TO CORPORATE ISSUERS
As of February 7, 2018, the number of shares of the registrant’s common stock outstanding was: 4,107,538.

ASTROTECH CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31, 2017	June 30, 2017
Assets
Current assets
Cash and cash equivalents	$633	$2,184
Short-term investments	7,278	10,900
Accounts receivable, net of allowance	10	146
Inventory, net	10	166
Prepaid expenses and other current assets	272	269
Total current assets	8,203	13,665
Property and equipment, net	2,808	3,180
Long-term investments	1,255	1,990
Other assets, net	81	—
Total assets	$12,347	$18,835

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$285	$259
Payroll related accruals	549	907
Accrued liabilities and other	418	641
Income tax payable	2	2
Total current liabilities	1,254	1,809
Other liabilities	228	256
Total liabilities	1,482	2,065

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 shares authorized; no shares issued and outstanding, at December 31, 2017 and June 30, 2017, respectively	—	—
Common stock, no par value, 15,000,000 shares authorized; 4,505,473 and 4,508,509 shares issued at December 31, 2017 and June 30, 2017, respectively; 4,107,538 and 4,111,281 shares outstanding at December 31, 2017 and June 30, 2017, respectively	190,491	190,382
Treasury stock, 397,935 and 397,228 shares at cost at December 31, 2017 and June 30, 2017, respectively	(4,124)	(4,121)
Additional paid-in capital	1,616	1,483
Accumulated deficit	(177,056)	(170,913)
Accumulated other comprehensive loss	(62)	(61)
Total stockholders’ equity	10,865	16,770
Total liabilities and stockholders’ equity	$12,347	$18,835

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Revenue	$41	$520	$41	$1,526
Cost of revenue	24	319	24	1,050
Gross profit	17	201	17	476
Operating expenses:
Selling, general and administrative	1,602	1,636	3,034	4,184
Research and development	1,582	1,254	3,226	2,546
Total operating expenses	3,184	2,890	6,260	6,730
Loss from operations	(3,167)	(2,689)	(6,243)	(6,254)
Interest and other income, net	30	35	100	133
Loss before income taxes	(3,137)	(2,654)	(6,143)	(6,121)
Income tax benefit	—	—	—	—
Net loss	(3,137)	(2,654)	(6,143)	(6,121)
Less: Net loss attributable to noncontrolling interest	—	(51)	—	(103)
Net loss attributable to Astrotech Corporation	$(3,137)	$(2,603)	$(6,143)	$(6,018)

Weighted average common shares outstanding:
Basic and diluted	4,060	4,124	4,059	4,125

Basic and diluted net loss per common share:
Net loss attributable to Astrotech Corporation	$(0.77)	$(0.63)	$(1.51)	$(1.46)

Other comprehensive loss, net of tax:
Net loss attributable to Astrotech Corporation	$(3,137)	$(2,603)	$(6,143)	$(6,018)
Available-for-sale securities:
Net unrealized loss	(36)	(80)	(35)	(39)
Reclassification adjustment for realized loss	33	60	34	60
Total comprehensive loss	$(3,140)	$(2,623)	$(6,144)	$(5,997)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,143)	$(6,121)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	242	954
Amortization	7	8
Depreciation	386	344
Net loss on sale of available-for-sale investments	34	60
Changes in assets and liabilities:
Accounts receivable	136	(595)
Cost, estimated earnings and billings, net on uncompleted contracts	—	451
Accounts payable	26	(46)
Other assets and liabilities	(537)	168
Net cash used in operating activities	(5,849)	(4,777)

Cash flows from investing activities:
Sale of available-for-sale investments	3,615	3,744
Maturities of available-for-sale securities	700	3,090
Purchases of property and equipment	(14)	(241)
Net cash provided by investing activities	4,301	6,593

Cash flows from financing activities:
Payments for purchase of treasury stock	(3)	(1,283)
Net cash used in financing activities	(3)	(1,283)

Net change in cash and cash equivalents	(1,551)	533
Cash and cash equivalents at beginning of period	2,184	4,399
Cash and cash equivalents at end of period	$633	$4,932

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Income taxes paid	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) General Information

Description of the Company – Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us” or “our”), a Delaware corporation organized in 1984, is an innovative science and technology development and commercialization company that invents, acquires, and commercializes technological innovations sourced from internal research, universities, laboratories, and research institutions, and then funds, manages, and builds start-up companies for profitable divestiture to market leaders to maximize shareholder value.

Effective December 22, 2017, we changed our state of incorporation from Washington to Delaware. As of that date, the rights of the Company's stockholders began to be governed by the Delaware corporation laws, the Delaware Certificate of Incorporation, and the Delaware By-Laws. The Delaware Certificate of Incorporation and the Delaware Bylaws are filed herewith as Exhibits 3.1 and 3.2, respectively.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by Astrotech Corporation in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. On Monday, October 16, 2017, the Company effectuated a reverse stock split of its shares of Common Stock whereby every five (5) pre-split shares of Common Stock were exchanged for one (1) post-split share of the Company's Common Stock (the “Reverse Stock Split”). No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have held a fractional share of the Common Stock received a cash payment in lieu thereof. In addition, the Company’s authorized Common Stock was reduced from 75 million to 15 million shares.

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

The Company has been assessing the impact of the new revenue recognition standard on its relationships with its clients. We have hired an outside consultant to help with the adoption of this standard. The Company will evaluate each contract as it commences in order to ensure its compliance with the new revenue standard. The Company plans to adopt this standard in fiscal year 2019.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance is expected to reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as a modification. Changes to the terms or conditions of a share-based payment award that do not impact the fair value of the award, vesting conditions, and the classification as an equity or liability instrument will not need to be assessed under modification accounting. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. Accordingly, the adoption of ASU 2017-09 will not have an effect on the Company's historical financial statements. The Company is currently evaluating the effect of this standard on future consolidated financial statements.

Our Business Units

Astro Scientific

Astro Scientific is a technology incubator that commercializes innovative technologies. Subsidiaries 1st Detect Corporation (“1st Detect”) and Astrogenetix, Inc. (“Astrogenetix”) currently reside in Astro Scientific:

1st Detect - 1st Detect is a manufacturer of advanced mass spectrometry technology used to detect and analyze explosives, chemical warfare agents (“CWAs”), and volatile organic compounds (“VOCs”). The Company offers technology with capabilities that exceed those of the currently deployed competitive solutions, providing laboratory-quality performance capable of detecting a wide range of threats with minimal to no false positives, rapid analysis time, and an easy user interface. The Company worked with prime contractors in adapting our technology to be used in enhancing the government’s detection capabilities for a variety of applications.

Our efforts have resulted in a platform technology that has many diverse market opportunities, with the initial focus remaining on two key areas:

•
Security - Explosive device detection in airports:  There are currently approximately 25,000 ion mobility spectrometer (“IMS”) instruments installed today, with most nearing their end of life. These IMS systems have many shortcomings - most notably their limited library of detectable compounds, inability to adapt to emerging threats, and significant false positive rates that extend security wait times. The 1st Detect TRACER 1000 provides significant enhancements, including:

•	Considerably expanded list of explosives, narcotics, and other compounds of interest;

•	Target library that can be instantaneously updated or expanded in the field without requiring hardware configuration changes;

•	Near-zero false positive rates;

•	Improved passenger satisfaction due to increased throughput at checkpoints; and

•	Similar market cost to current IMS explosives trace detectors (“ETD”).

As the current generation of IMS technology is replaced, we are positioning the Company to be the best next-generation solution for this market. We recently completed a successful demo of our technology to the Department of Homeland Security and the Transportation Security Administration (“TSA”) personnel and are working on attaining acceptance of our product on TSA’s qualified products list (“QPL”).

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
Astral Images Corporation

Astral Images - Astral Images Corporation (“Astral”) is a developer of advanced film restoration and enhancement software. The Company offers significant cost savings to content owners who traditionally employ a laborious, inconsistent, and expensive manual frame-by-frame restoration process. At 24 frames-per-second, a full-length movie can easily have in excess of 200,000 frames, making manual conversion prohibitively expensive in some instances. Movie studios are at the precipice of a large shift to 4K and/or high dynamic rage (“HDR”) (collectively known as ultra-high definition (“UHD”)) content, and therefore, film assets will need to be rescanned and restored in order to remain relevant in the next generation of video content distribution through over the top (“OTT”) providers such as Netflix, Amazon Prime, and Hulu. Astral is positioned to lead this shift using its powerful artificial intelligence (“AI”) algorithms that remove dust, scratches, and defects from film while converting the content to a digital format with significantly enhanced resolution. In addition, the intelligent software automatically restores the film’s original color, optimizing the content to be viewed in 4K. Coupled with Astral’s HDR technology, which maximizes the contrast ratio, or the difference in light intensity from the darkest blacks and brightest whites, and a significantly expanded color gamut (1.06 billion available colors instead of 16 million), Astral’s technology yields a result that we believe is optimized for today’s most state of the art televisions.

This same technology is being applied to film held at film archives and museums with significant film collections throughout the world. This market is less driven by optimizing content for the latest standards and more concerned with preserving their treasured film assets. Film degrades over time, colors fade, buckling occurs, the film becomes brittle and eventually turns to dust, and in some cases, it becomes combustible. Astral provides a solution for such entities as they tend to be more cost conscious than film studios, and Astral’s automated process is much less expensive than manual restoration.
Finally, Astral’s versatile AI platform technology will be applied to digitize and restore the 1.7 trillion photographs, negatives, and slides that are deteriorating in attics, basements, and cupboards around the world. With its advanced technology, Astral disrupts the photograph digitization market, where currently, scanned photographs are digitized in their existing and often poor condition, and expensive manual labor is employed for any restoration requests. In contrast, using its sophisticated algorithms, Astral restores the film to its original color and condition as part of the automated digitization process.

(2) Going Concern
Financial Condition
The Company’s consolidated financial statements for the quarter ended December 31, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2017, the Company has working capital of $6.9 million. The Company reported a net loss of $11.6 million for the fiscal year 2017 and a net loss of $6.1 million for the six months ended December 31, 2017, along with net cash used in operating activities of $8.8 million for the fiscal year 2017 and net cash used in operating activities of $5.8 million for the six months ended December 31, 2017. This raises substantial doubt about the Company’s ability to continue as a going concern, but the Company remains resolute in identifying the optimal solution to the liquidity issue.
Management’s Plans to Continue as a Going Concern
Management continues to pursue many options for its capital requirements to maximize shareholder value. These include, but are not limited to, selling the Company or a portion thereof, debt financing, equity financing, merging, or engaging in a strategic partnership. In addition, the Company engaged Chardan Capital Markets on June 8, 2016 to explore strategic alternatives; this engagement is ongoing.
Astrotech’s consolidated financial statements as of December 31, 2017 do not include any adjustments that might result from the inability to implement or execute the Company’s plans to improve its ability to continue as a going concern.

(3) Investments

We use the specific identification method when determining realized gains and losses on our available-for-sale securities. The following tables summarize unrealized gains and losses related to our investments:

Available-for-Sale	December 31, 2017
(In thousands)	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$5,454	$—	$(54)	$5,400
Fixed Income Bonds	2,342	1	(7)	2,336
Time Deposits	799	—	(2)	797
Total	$8,595	$1	$(63)	$8,533

	June 30, 2017
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$9,104	$—	$(61)	$9,043
Fixed Income Bonds	3,048	—	—	3,048
Time Deposits	799	—	—	799
Total	$12,951	$—	$(61)	$12,890

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

The following table presents the carrying amounts of certain financial instruments as of December 31, 2017, and June 30, 2017:

	Carrying Value
	Short-Term Investments		Long-Term Investments
(In thousands)	December 31, 2017	June 30, 2017	December 31, 2017	June 30, 2017
Mutual Funds - Corporate & Government Debt	$5,400	$9,043	$—	$—
Time deposits
Maturities from 1-90 days	—	—	—	—
Maturities from 91-360 days	251	250	—	—
Maturities over 360 days	—	—	546	549
Fixed Income Bonds
Maturities less than 1 year	1,627	1,607	—	—
Maturities from 1-3 years	—	—	709	1,441
Maturities from 3-5 years	—	—	—	—
Total	$7,278	$10,900	$1,255	$1,990

(4) Inventory

As the Company’s primary focus changes from the MMS-1000™ to the TRACER 1000, the majority of the inventory associated with the MMS-1000™ was written-off during the second quarter of fiscal 2018. The following table summarizes the components of our inventory balances, net of allowance of $9 thousand and $116 thousand at December 31, 2017, and June 30, 2017, respectively:

(In thousands)	December 31, 2017	June 30, 2017
Raw materials	$10	$109
Work in process	—	57
Total inventory	$10	$166

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

The following table breaks down the changes in Stockholders’ Equity for the six months ended December 31, 2017:

(In thousands)	Total Stockholders' Equity
Balance at June 30, 2017	$16,770
Stock based compensation	242
Share repurchases	(3)
Net change on available-for-sale investments	(1)
Net loss attributable to Astrotech Corporation	(6,143)
Balance at December 31, 2017	$10,865

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except per share data)	2017	2016	2017	2016
Numerator:
Amounts attributable to Astrotech Corporation, basic and diluted:
Loss before income taxes	$(3,137)	$(2,654)	$(6,143)	$(6,121)
Income tax benefit	—	—	—	—
Net loss	(3,137)	(2,654)	(6,143)	(6,121)
Less: Net loss attributable to noncontrolling interest	—	(51)	—	(103)
Net loss attributable to Astrotech Corporation	$(3,137)	$(2,603)	$(6,143)	$(6,018)
Denominator:
Denominator for basic and diluted net loss per share attributable to Astrotech Corporation — weighted average common stock outstanding	4,060	4,124	4,059	4,125
Basic and diluted net loss per common share:
Net loss attributable to Astrotech Corporation	$(0.77)	$(0.63)	$(1.51)	$(1.46)

All unvested restricted stock awards for the six months ended December 31, 2017, are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 363,057 shares of common stock at exercise prices ranging from $1.60 to $16.00 per share outstanding as of December 31, 2017, were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

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

Production Unit Sales and Software Licensing Agreements

When revenue for sale of manufactured product is commenced or when we license our software for use, we will recognize it when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when a firm sales contract or invoice is in place, delivery has occurred or services have been provided, and collectability is reasonably assured.

Construction-Type and Production-Type Contracts

Most of the Company’s revenue is derived from contracts to manufacture mass spectrometers to a buyer’s specification. These contracts are accounted for under the provisions of FASB ASC Topic 605-35 “Revenue Recognition: Construction-Type and Production-Type Contracts.” These contracts are fixed-price and are recorded on the percentage-of-completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs, and making related assumptions for schedule and technical issues. With respect to contract change orders, claims, or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable.

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of December 31, 2017, and June 30, 2017:

	December 31, 2017
	Carrying	Fair Value Measured Using			Fair
(in thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$5,400	$5,400	$—	$—	$5,400
Bonds: 0-1 year	1,627	—	1,627	—	1,627
Bonds: 1-3 years	709	—	709	—	709
Time deposits: 91-360 days	251	—	251	—	251
Time deposits: over 360 days	546	—	546	—	546
Total	$8,533	$5,400	$3,133	$—	$8,533

	June 30, 2017
	Carrying	Fair Value Measured Using			Fair
(in thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$9,043	$9,043	$—	$—	$9,043
Bonds: 0-1 year	1,607	—	1,607	—	1,607
Bonds: 1-3 years	1,441	—	1,441	—	1,441
Time deposits: 91-360 days	250	—	250	—	250
Time deposits: over 360 days	549	—	549	—	549
Total	$12,890	$9,043	$3,847	$—	$12,890

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

(9) Other Comprehensive Loss

Changes in the balances of each component included in accumulated other comprehensive loss for the six months ended December 31, 2017, are presented below.

(In thousands)	Accumulated Other Comprehensive Loss
Unrealized Loss in Investments
Balance at June 30, 2017	$(61)
Current period change in other comprehensive loss before reclassifications	(35)
Reclassification to net loss for realized losses	34
Balance at December 31, 2017	$(62)

(10) Business Risk and Credit Risk Concentration Involving Cash

During the three and six months ended December 31, 2017, the Company recognized revenue from one customer. During the three and six months ended December 31, 2016, the Company had two customers that together comprised 100% of the Company’s revenue. The following tables summarize the concentrations of sales and trade accounts receivable percentages for the Company’s customers:

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016
	Percentage of Total Sales	Percentage of Total Sales
Next Generation Chemical Detector Partner	—%	37%
Department of Homeland Security Science and Technology Directorate Partner	—%	63%
Large Post-Production Film Company	100%	—%

	Six Months Ended December 31, 2017	Six Months Ended December 31, 2016
	Percentage of Total Sales	Percentage of Total Sales
Next Generation Chemical Detector Partner	—%	53%
Department of Homeland Security Science and Technology Directorate Partner	—%	47%
Large Post-Production Film Company	100%	—%

	December 31, 2017	June 30, 2017
	Percentage of Trade A/R	Percentage of Trade A/R
Department of Homeland Security Science and Technology Directorate Partner	—%	100%

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation (“FDIC”) of $250 thousand per depositor. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what we believe to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(11) Common Stock Incentive, Stock Purchase Plans, and Other Compensation Plans

Stock Option Activity Summary

The Company’s stock option activity for the six months ended December 31, 2017, is as follows:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at June 30, 2017	365	$6.07
Granted	—	—
Exercised	—	—
Canceled or expired	2	5.30
Outstanding at December 31, 2017	363	$6.07

The aggregate intrinsic value of options exercisable at December 31, 2017, was $30 thousand as the fair value of the Company’s common stock is more than the exercise prices of these options. The remaining share-based compensation expense of $483 thousand related to stock options will be recognized over a weighted-average period of 2.28 years.

The table below details the Company’s stock options outstanding as of December 31, 2017:

Range of exercise prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Options Exercisable Weighted- Average Exercise Price
$1.60 – 3.55	77,550	2.86	$3.11	77,550	$3.11
$5.30 – 8.35	268,507	8.17	6.30	86,000	6.59
$16.00 – 16.00	17,000	7.27	16.00	12,264	16.00
$1.60 – 16.00	363,057	6.99	$6.07	175,814	$5.57

Compensation costs recognized related to stock option awards were $67 thousand and $18 thousand for the three months ended December 31, 2017, and 2016, respectively and $134 thousand and $37 thousand for the six months ended December 31, 2017 and 2016, respectively.

Restricted Stock

The Company’s restricted stock activity for the six months ended December 31, 2017, is as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Outstanding at June 30, 2017	56	$9.95
Granted	—	—
Vested	6	9.22
Canceled or expired	3	8.35
Outstanding at December 31, 2017	47	$10.16

Stock compensation expenses related to restricted stock were $54 thousand and $74 thousand for the three months ended December 31, 2017, and 2016, respectively and $108 thousand and $917 thousand for the six months ended December 31, 2017 and 2016, respectively. The remaining share-based compensation expense of $139 thousand related to restricted stock awards granted will be recognized over a weighted-average period of 1.16 years.

Securities Repurchase Program

On December 13, 2014, the Board of Directors amended the share repurchase program to allow for the repurchase of up to $5 million in Astrotech Corporation stock until December 31, 2015. On December 3, 2015, the Board of Directors authorized the extension of the share repurchase program through December 31, 2016. The share repurchase program ended as of December 31, 2016; as such, during the six months ended December 31, 2017, no shares were repurchased as part of the share repurchase program. As of December 31, 2017, the Company had repurchased 37,727 shares of common stock at a cost of $492 thousand, which represents an average cost of $13.05 per share.

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

(12) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2017, and June 30, 2017, the Company established a full valuation allowance against all of its net deferred tax assets.

For the three months ended December 31, 2017, and 2016, the Company incurred pre-tax losses in the amount of $3.1 million and $2.7 million, respectively. For each of the six months ended December 31, 2017, and 2016, the Company incurred pre-tax losses in the amount of $6.1 million. The total effective tax rate was approximately 0% for each of the three and six months ended December 31, 2017, and 2016.

For each of the six months ended December 31, 2017, and 2016, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording of the valuation allowance placed against its net deferred tax assets.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. In the second quarter, the Company revised its estimated annual effective rate to reflect a change in its federal statutory rate from 35% to 21%. The rate change is effective on January 1, 2018; therefore, the Company’s blended statutory tax rate for the fiscal year ended June 30, 2018, is 27.52%. At December 31, 2017, the Company has not completed its accounting for all of the tax effects of enactment of the Act; however, a reasonable estimate has been made. Note that the Company currently has net operating loss carryovers. A valuation allowance has been recorded to fully reserve for net operating loss carryovers, other carryovers, and book/tax differences on the balance sheet.

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had an unrecognized tax benefit of $0 for each of the three and six months ended December 31, 2017, and 2016.

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

Astro Scientific

Astro Scientific is a technology incubator that commercializes innovative technologies. Subsidiaries 1st Detect and Astrogenetix currently reside in Astro Scientific:

1st Detect - 1st Detect is a manufacturer of advanced mass spectrometry technology used to detect and analyze explosives, CWAs, and VOCs. The Company offers technology with capabilities that exceed those of the currently deployed competitive solutions, providing laboratory-quality performance capable of detecting a wide range of threats with minimal to no false positives, rapid analysis time, and an easy user interface. The Company worked with prime contractors in adapting our technology to be used in enhancing the government’s detection capabilities for a variety of applications.

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

Astral Images

Astral Images - Astral is a developer of advanced film restoration and enhancement software. The Company offers significant cost savings to content owners who traditionally employ a laborious, inconsistent, and expensive manual frame-by-frame restoration process. At 24 frames-per-second, a full-length movie can easily have in excess of 200,000 frames, making manual conversion prohibitively expensive in some instances. Movie studios are at the precipice of a large shift to 4K and/or HDR (collectively known as UHD) content, and therefore, film assets will need to be rescanned and restored in order to remain relevant in the next generation of video content distribution through OTT providers such as Netflix, Amazon Prime, and Hulu. Astral is positioned to lead this shift using its powerful AI algorithms that remove dust, scratches, and defects from film while converting the content to a digital format with significantly enhanced resolution. In addition, the intelligent software automatically restores the film’s original color, optimizing the content to be viewed in 4K. Coupled with Astral’s HDR technology, which maximizes the contrast ratio, or the difference in light intensity from the darkest blacks and brightest whites, and a significantly expanded color gamut (1.06 billion available colors instead of 16 million), Astral’s technology yields a result that we believe is optimized for today’s most state of the art televisions.

This same technology is being applied to film held at film archives and museums with significant film collections throughout the world. This market is less driven by optimizing content for the latest standards and more concerned with preserving their treasured film assets. Film degrades over time, colors fade, buckling occurs, the film becomes brittle and eventually turns to dust, and in some cases, it becomes combustible. Astral provides a solution for such entities as they tend to be more cost conscious than film studios, and Astral’s automated process is much less expensive than manual restoration.
Finally, Astral’s versatile AI platform technology will be applied to digitize and restore the 1.7 trillion photographs, negatives, and slides that are deteriorating in attics, basements, and cupboards around the world. With its advanced technology, Astral disrupts the photograph digitization market, where currently, scanned photographs are digitized in their existing and often poor condition, and expensive manual labor is employed for any restoration requests. In contrast, using its sophisticated algorithms, Astral restores the film to its original color and condition as part of the automated digitization process.

All intercompany transactions between business units have been eliminated in consolidation.

Key financial metrics of the Company’s segments are as follows:

	Three Months Ended December 31, 2017			Three Months Ended December 31, 2016

Revenue, Depreciation, and Income (In thousands)	Revenue	Depreciation	Loss before Income Taxes	Revenue	Depreciation	Loss before Income Taxes
Astro Scientific	$—	$87	$(2,588)	$520	$93	$(1,976)
Astral	41	97	(549)	—	80	(678)
Total	$41	$184	$(3,137)	$520	$173	$(2,654)

	Six Months Ended December 31, 2017			Six Months Ended December 31, 2016

Revenue, Depreciation, and Income (In thousands)	Revenue	Depreciation	Loss before Income Taxes	Revenue	Depreciation	Loss before Income Taxes
Astro Scientific	$—	$207	$(5,017)	$1,526	$184	$(4,762)
Astral	41	179	(1,126)	—	160	(1,359)
Total	$41	$386	$(6,143)	$1,526	$344	$(6,121)

	December 31, 2017			June 30, 2017
Assets (In thousands)	Fixed Assets, Net	Total Capital Expenditures (1)	Total Assets	Fixed Assets, Net	Total Capital Expenditures (2)	Total Assets
Astro Scientific	$1,025	$8	$10,478	$1,224	$468	$16,833
Astral	1,783	6	1,869	1,956	31	2,002
Total	$2,808	$14	$12,347	$3,180	$499	$18,835

(1) Total capital expenditures are for the six months ended December 31, 2017.
(2) Total capital expenditures are for the twelve months ended June 30, 2017.

(15) Subsequent Events

The Company filed a Form S-8 on January 19, 2018. This was to register additional shares to the 2011 Stock Incentive Plan and was approved by the shareholders at the annual shareholders’ meeting on December 7, 2017. By filing this Form S-8, we have registered a total of 975,000 shares associated with the 2011 Stock Incentive Plan.

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

Business Overview

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” the “Company,” “we,” “us,” or “our”), a Delaware corporation organized in 1984, is an innovative science and technology development and commercialization company that invents, acquires, and commercializes technological innovations sourced from internal research, universities, laboratories, and research institutions, and then funds, manages, and builds start-up companies for profitable divestiture to market leaders to maximize shareholder value.

Effective December 22, 2017, we changed our state of incorporation from Washington to Delaware. As of that date, the rights of the Company's stockholders began to be governed by the Delaware corporation laws, the Delaware Certificate of Incorporation, and the Delaware By-Laws. The Delaware Certificate of Incorporation and the Delaware Bylaws are filed herewith as Exhibits 3.1 and 3.2, respectively.

The Company currently operates two reportable business units, Astro Scientific and Astral Images Corporation, and their efforts are focused on the following:

Astro Scientific

•
1st Detect Corporation (“1st Detect”) is a manufacturer of chemical detection and analysis instrumentation. Our next-generation solutions enable high performance trace detection of critical threats or compounds of interest to the security, defense, and healthcare markets using a small, fast, and inexpensive platform. The Company has engaged Chardan Capital Markets, LLC to help maximize shareholder value at 1st Detect by investigating strategic alternatives and these efforts are ongoing.

•	Astrogenetix, Inc. (“Astrogenetix”) is developing next-generation vaccines using the unique environment of microgravity.

Astral Images Corporation

•
Astral Images Corporation (“Astral”) is a developer of advanced film restoration and enhancement software. Astral is working with movie studios to convert their film assets to the latest 4K high dynamic range (“HDR”) standards while restoring the film in automation. We are also working with film archives and museums to preserve their treasured film assets by converting the content to a digital format and using our artificial intelligence (“AI”) platform to restore the assets. Finally, we are employing the same technology to digitize the 1.7 trillion photographs, negatives, and slides that are deteriorating in attics, basements, and cupboards around the world.

Our Business Units

Astro Scientific

Astro Scientific is a technology incubator that commercializes innovative technologies. Subsidiaries 1st Detect and Astrogenetix currently reside in Astro Scientific:

1st Detect - 1st Detect is a manufacturer of advanced mass spectrometry technology used to detect and analyze explosives, chemical warfare agents (“CWAs”), and volatile organic compounds (“VOCs”). The Company offers technology with capabilities that exceed those of the currently deployed competitive solutions, providing laboratory-quality performance capable of detecting a wide range of threats with minimal to no false positives, rapid analysis time, and an easy user interface. The Company worked with prime contractors in adapting our technology to be used in enhancing the government’s detection capabilities for a variety of applications.

Our efforts have resulted in a platform technology that has many diverse market opportunities, with the initial focus remaining on two key areas:

•
Security - Explosive device detection in airports:  There are currently approximately 25,000 ion mobility spectrometer (“IMS”) instruments installed today, with most nearing their end of life. These IMS systems have many shortcomings -

most notably their limited library of detectable compounds, inability to adapt to emerging threats, and significant false positive rates that extend security wait times. The 1st Detect TRACER 1000 provides significant enhancements, including:

•	Considerably expanded list of explosives, narcotics, and other compounds of interest;

•	Target library that can be instantaneously updated or expanded in the field without requiring hardware configuration changes;

•	Near-zero false positive rates;

•	Improved passenger satisfaction due to increased throughput at checkpoints; and

•	Similar market cost to current IMS ETDs.

As the current generation of IMS technology is replaced, we are positioning the Company to be the best next-generation solution for this market. We recently completed a successful demo of our technology to DHS and TSA personnel and are working on attaining acceptance of our product on TSA’s qualified products list (“QPL”).

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
Astral Images Corporation
Astral Images - Astral is a developer of advanced film restoration and enhancement software. The Company offers significant cost savings to content owners who traditionally employ a laborious, inconsistent, and expensive manual frame-by-frame restoration process. At 24 frames-per-second, a full-length movie can easily have in excess of 200,000 frames, making manual conversion prohibitively expensive in some instances. Movie studios are at the precipice of a large shift to 4K and/or HDR (collectively known as ultra-high definition (“UHD”)) content, and therefore, film assets will need to be rescanned and restored in order to remain relevant in the next generation of video content distribution through over the top (“OTT”) providers such as Netflix, Amazon Prime, and Hulu. Astral is positioned to lead this shift using its powerful AI algorithms that remove dust, scratches, and defects from film while converting the content to a digital format with significantly enhanced resolution. In addition, the intelligent software automatically restores the film’s original color, optimizing the content to be viewed in 4K. Coupled with Astral’s HDR technology, which maximizes the contrast ratio, or the difference in light intensity from the darkest blacks and brightest whites, and a significantly expanded color gamut (1.06 billion available colors instead of 16 million), Astral’s technology yields a result that we believe is optimized for today’s most state of the art televisions.
This same technology is being applied to film held at film archives and museums with significant film collections throughout the world. This market is less driven by optimizing content for the latest standards and more concerned with preserving their treasured film assets. Film degrades over time, colors fade, buckling occurs, the film becomes brittle and eventually turns to dust, and in some cases, it becomes combustible. Astral provides a solution for such entities as they tend to be more cost conscious than film studios, and Astral’s automated process is much less expensive than manual restoration.
Finally, Astral’s versatile AI platform technology will be applied to digitize and restore the 1.7 trillion photographs, negatives, and slides that are deteriorating in attics, basements, and cupboards around the world. With its advanced technology, Astral disrupts the photograph digitization market, where currently, scanned photographs are digitized in their existing and often poor condition, and expensive manual labor is employed for any restoration requests. In contrast, using its sophisticated algorithms, Astral restores the film to its original color and condition as part of the automated digitization process.

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

Management believes there have been no significant changes during the six months ended December 31, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.

Results of Operations

Three months ended December 31, 2017, compared to three months ended December 31, 2016:

Selected consolidated financial data for the quarter ended December 31, 2017, and 2016 is as follows:

	Quarter Ended December 31,
(In thousands)	2017	2016
Revenue	$41	$520
Cost of revenue	24	319
Gross profit	17	201
Gross margin	41%	39%
Operating expenses:
Selling, general and administrative	1,602	1,636
Research and development	1,582	1,254
Total operating expenses	3,184	2,890
Loss from operations	(3,167)	(2,689)
Interest and other income, net	30	35
Income tax benefit	—	—
Net loss	(3,137)	(2,654)
Less: Net loss attributable to noncontrolling interest	—	(51)
Net loss attributable to Astrotech Corporation	$(3,137)	$(2,603)

Revenue – Total revenue decreased $0.5 million during the second quarter of fiscal 2018, compared to the second quarter of fiscal 2017. The revenue generated in the second quarter of fiscal 2018 was from a software license agreement with a large post-production film company. This agreement was used to correct defects and restore one film. The majority of the revenue generated in the second quarter of fiscal 2017 was associated with research-based, fixed-price, government-related subcontract agreements. These subcontract agreements ended during the last quarter of fiscal 2017.

Gross Profit – Gross profit is comprised of revenue less cost of revenue. In the current quarter, cost of revenue is comprised of labor and depreciation related to the licensing of our software. In the prior quarter, cost of revenue was comprised of labor, materials, and overhead related to products manufactured for the subcontract agreements. During the second quarter of fiscal 2018, cost of revenues decreased to $24 thousand from $319 thousand in the second quarter of fiscal 2017, and gross profit decreased $184 thousand during the same period due to the decrease in revenue as described above.

Operating Expenses – Operating expenses increased $294 thousand during the second quarter of fiscal 2018, compared to the second quarter of fiscal 2017. Selling, general and administrative remained consistent and research and development increased $328 thousand due to our focus on refining our new products which are currently in government testing.

Income Taxes – Income tax benefit did not change during the second quarter of fiscal 2018, compared to the second quarter of fiscal 2017. The realization of tax benefits depends on the existence of future taxable income. Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) “Income Taxes” (“FASB ASC 740”), a valuation allowance has been established to reduce the deferred tax assets to the amounts that are more likely than not to be realized.

Results of Operations

Six months ended December 31, 2017, compared to six months ended December 31, 2016:

Selected consolidated financial data for the six months ended December 31, 2017 and 2016 is as follows (in thousands):

	Six Months Ended December 31,
	2017	2016
Revenue	$41	$1,526
Cost of revenue	24	1,050
Gross profit	17	476
Gross margin	41%	31%
Operating expenses:
Selling, general and administrative	3,034	4,184
Research and development	3,226	2,546
Total operating expenses	6,260	6,730
Loss from operations	(6,243)	(6,254)
Interest and other expense, net	100	133
Income tax benefit	—	—
Net loss	(6,143)	(6,121)
Less: Net loss attributable to noncontrolling interest	—	(103)
Net loss attributable to Astrotech Corporation	$(6,143)	$(6,018)

Revenue – Total revenue decreased $1.5 million during the six months ended December 31, 2017, compared to the six months ended December 31, 2016. The revenue generated during the six months ended December 31, 2017 was from a software license agreement with a large post-production film company. This agreement was used to correct defects and restore one film. All of the revenue generated in the six months ended December 31, 2016 was associated with research-based, fixed-price, government-related subcontract agreements. These subcontract agreements ended during the last quarter of fiscal 2017.

Gross Profit – Gross profit is comprised of revenue less cost of revenue. In the current year, cost of revenue is comprised of labor and depreciation related to the licensing of our software. In the prior year, cost of revenue was comprised of labor, materials, and overhead related to products manufactured for the subcontract agreements. During the six months ended December 31, 2017, cost of revenues decreased to $24 thousand from $1.1 million in the six months ended December 31, 2016. Also, gross profit decreased $459 thousand during the six months ended December 31, 2017, compared to the six months ended December 31, 2016, due to the decrease in revenue as described above.

Operating Expenses – Operating expenses decreased $0.5 million during the six months ended December 31, 2017, compared to the six months ended December 31, 2016. Selling, general and administrative decreased $1.2 million, primarily driven by a decrease in equity compensation of $0.7 million and payroll related decreases of $0.6 million, partially offset by an increase in investor relations expenses of $0.1 million. The decrease in SG&A expenses was partially offset by an increase of $0.7 million in research and development due to our focus on refining our new products which are currently in government testing.

Income Taxes – Income tax benefit remained unchanged during the six months ended December 31, 2017. The realization of tax benefits depends on the existence of future taxable income. Pursuant to FASB ASC 740, a valuation allowance has been established to reduce the deferred tax assets to the amounts that are more likely than not to be realized.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents:

	Six Months Ended December 31,
(In thousands)	2017	2016	change
Change in cash and cash equivalents:
Net cash used in operating activities	$(5,849)	$(4,777)	$(1,072)
Net cash provided by investing activities	4,301	6,593	(2,292)
Net cash used in financing activities	(3)	(1,283)	1,280
Net change in cash and cash equivalents	$(1,551)	$533	$(2,084)

Cash and Cash Equivalents

As of December 31, 2017, we held cash and cash equivalents of $0.6 million, and our working capital was approximately $6.9 million. As of June 30, 2017, we had cash and cash equivalents of $2.2 million, and our working capital was approximately $11.9 million. Cash and cash equivalents decreased by approximately $1.6 million as of December 31, 2017, as compared to June 30, 2017, due to funding our normal operating activities and research and development initiatives, partially offset by the sale and maturities of some of our available-for-sale securities. Including our cash management investment portfolio, our cash and investments balance as of December 31, 2017 was $9.2 million.

Operating Activities

Cash used in operating activities increased $1.1 million for the six months ended December 31, 2017, compared to the six months ended December 31, 2016, primarily caused by a reduction in payroll related accruals and other accrued liabilities.
Investing Activities

Cash provided by investing activities decreased $2.3 million for the six months ended December 31, 2017, compared to the six months ended December 31, 2016, primarily caused by a decrease in the amount of available-for-sale securities matured.

Financing Activities

Cash used in financing activities decreased $1.3 million for the six months ended December 31, 2017, compared to the six months ended December 31, 2016, due to a decrease in payments for shares repurchased.

Liquidity

As of December 31, 2017, we had cash and cash equivalents and short-term investments of $7.9 million, and our working capital was approximately $6.9 million. The Company reported a net loss of $11.6 million for the fiscal year 2017 and a net loss of $6.1 million for the six months ended December 31, 2017, along with net cash used in operating activities of $8.8 million for the fiscal year 2017 and net cash used in operating activities of $5.8 million for the six months ended December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern, but the Company remains resolute in identifying the optimal solution to the liquidity issue.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2017, and June 30, 2017, the Company established a full valuation allowance against all of its net deferred tax assets.

For the three months ended December 31, 2017, and 2016, the Company incurred pre-tax losses in the amount of $3.1 million and $2.7 million, respectively. For each of the six months ended December 31, 2017, and 2016, the Company incurred pre-tax losses in the amount of $6.1 million. The total effective tax rate was approximately 0% for each of the three and six months ended December 31, 2017, and 2016.

For each of the six months ended December 31, 2017, and 2016, the Company’s effective tax rate differed from the federal statutory rate of 35%, primarily due to recording of the valuation allowance placed against its net deferred tax assets.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. In the second quarter, the Company revised its estimated annual effective rate to reflect a change in its federal statutory rate from 35% to 21%. The rate change is effective on January 1, 2018; therefore, the Company’s blended statutory tax rate for the fiscal year ended June 30, 2018, is 27.52%. At December 31, 2017, the Company has not completed its accounting for all of the tax effects of enactment of the Act; however, a reasonable estimate has been made. Note that the Company currently has net operating loss carryovers. A valuation allowance has been recorded to fully reserve for net operating loss carryovers, other carryovers, and book/tax differences on the balance sheet.

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had an unrecognized tax benefit of $0 for each of the three and six months ended December 31, 2017, and 2016.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2017, and June 30, 2017.

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

As a result of our assessment, we identified control deficiencies that constitute a material weakness in the design and operation of our internal control over financial reporting. The following material weakness was present at December 31, 2017:

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

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered accounting firm pursuant to §989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts the Company from the requirement that it include an attestation report of the Company’s registered public accounting firm regarding internal controls over our management’s assessment of internal controls over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of December 31, 2017, we are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations, or cash flows. From time to time, we are subject to legal proceedings and business disputes involving ordinary routine legal matters and claims incidental to our business. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements or awards against us. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description	Incorporation by Reference
3.1	Articles of Incorporation, as filed with the Secretary of State of the State of Delaware	Exhibit 3.1 to our Current Report on Form 8-K, filed on December 28, 2017.

3.2	Delaware By-Laws	Exhibit 3.2 to our Current Report on Form 8-K, filed on December 28, 2017.

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware	Exhibit 3.3 to our Current Report on Form 8-K, filed on December 28, 2017.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.	Filed herewith.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended December 31, 2017 formatted in eXtensible Business Reporting Language: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Notes to Unaudited Condensed Consolidated Financial Statements.
Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: February 12, 2018	/s/ Eric Stober
Eric Stober
Chief Financial Officer and Principal Accounting Officer