Form 10-Q
period 2018-03-31
ASTROTECH Corp
filed 2018-05-15
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 7, 2018, the number of shares of the registrant’s common stock outstanding was: 4,113,068.

ASTROTECH CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2018	June 30, 2017
Assets
Current assets
Cash and cash equivalents	$633	$2,184
Short-term investments	5,647	10,900
Accounts receivable, net of allowance	4	146
Inventory, net	9	166
Prepaid expenses and other current assets	269	269
Total current assets	6,562	13,665
Property and equipment, net	2,618	3,180
Long-term investments	50	1,990
Other assets, net	81	—
Total assets	$9,311	$18,835
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$124	$259
Payroll related accruals	398	907
Accrued liabilities and other	406	641
Income tax payable	2	2
Total current liabilities	930	1,809
Other liabilities	216	256
Total liabilities	1,146	2,065
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, no par value, convertible, 2,500,000 shares authorized, no shares issued and outstanding, at March 31, 2018 and June 30, 2017, respectively	—	—
Common stock, no par value, 15,000,000 shares authorized; 4,505,473 and 4,508,509 shares issued at March 31, 2018 and June 30, 2017, respectively; 4,107,538 and 4,111,281 shares outstanding at March 31, 2018 and June 30, 2017, respectively	190,544	190,382
Treasury stock, 397,935 and 397,228 shares at cost at March 31, 2018 and June 30, 2017, respectively	(4,124)	(4,121)
Additional paid-in capital	1,708	1,483
Accumulated deficit	(179,911)	(170,913)
Accumulated other comprehensive loss	(52)	(61)
Total stockholders’ equity	8,165	16,770
Total liabilities and stockholders’ equity	$9,311	$18,835

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Revenue	$—	$411	$41	$1,937
Cost of revenue	—	161	24	1,211
Gross profit	—	250	17	726
Operating expenses:
Selling, general and administrative	1,363	1,633	4,397	5,817
Research and development	1,495	1,561	4,721	4,107
Total operating expenses	2,858	3,194	9,118	9,924
Loss from operations	(2,858)	(2,944)	(9,101)	(9,198)
Interest and other income, net	3	99	103	232
Loss before income taxes	(2,855)	(2,845)	(8,998)	(8,966)
Income tax benefit	—	(2)	—	(2)
Net loss	(2,855)	(2,847)	(8,998)	(8,968)
Less: Net loss attributable to noncontrolling interest	—	(47)	—	(150)
Net loss attributable to Astrotech Corporation	$(2,855)	$(2,800)	$(8,998)	$(8,818)
Weighted average common shares outstanding:
Basic and diluted	4,060	4,033	4,059	4,095
Basic and diluted net loss per common share:
Net loss attributable to Astrotech Corporation	$(0.70)	$(0.69)	$(2.22)	$(2.15)
Other comprehensive loss, net of tax:
Net loss attributable to Astrotech Corporation	$(2,855)	$(2,800)	$(8,998)	$(8,818)
Available-for-sale securities:
Net unrealized (loss) gain	(32)	18	(67)	(21)
Reclassification adjustment for realized loss	42	—	76	60
Total comprehensive loss	$(2,845)	$(2,782)	$(8,989)	$(8,779)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(8,998)	$(8,968)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	387	1,035
Amortization	19	25
Depreciation	576	524
Net loss on sale of available-for-sale investments	76	60
Changes in assets and liabilities:
Accounts receivable	142	(27)
Cost, estimated earnings and billings, net on uncompleted contracts	—	451
Accounts payable	(135)	36
Other assets and liabilities	(708)	407
Net cash used in operating activities	(8,641)	(6,457)
Cash flows from investing activities:
Sale of available-for-sale investments	5,458	3,744
Maturities of available-for-sale securities	1,649	4,536
Purchases of property and equipment	(14)	(486)
Net cash provided by investing activities	7,093	7,794
Cash flows from financing activities:
Payments for purchase of treasury stock	(3)	(1,283)
Net cash used in financing activities	(3)	(1,283)
Net change in cash and cash equivalents	(1,551)	54
Cash and cash equivalents at beginning of period	2,184	4,399
Cash and cash equivalents at end of period	$633	$4,453
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Income taxes paid	$—	$—

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by Astrotech Corporation in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. On Monday, October 16, 2017, the Company effectuated a reverse stock split of its shares of Common Stock whereby every five (5) pre-split shares of Common Stock were exchanged for one (1) post-split share of the Company's Common Stock (“Reverse Stock Split”). No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have held a fractional share of the Common Stock received a cash payment in lieu thereof. Numbers presented in these financial statements have been adjusted to reflect the Reverse Stock Split.

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

The Company has been assessing the impact of the new revenue recognition standard on its relationships with its clients. We have hired an outside consultant to help with the adoption of this standard. The Company will evaluate each contract as it commences in order to ensure its compliance with the new revenue standard. The Company will adopt this standard in fiscal year 2019.

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

1st Detect - 1st Detect is a manufacturer of advanced chemical detection technology that detects and identifies trace amounts of explosives and narcotics. The Company offers technology that outperforms currently deployed competitive trace detection solutions by offering:

•	A higher probability of detection with a near-zero false alarm rate
•	A considerably expanded library of explosives, narcotics, and other compounds of interest
•	A target library that can be instantaneously updated or expanded in the field without requiring hardware configuration changes
•	Improved throughput at security or inspection checkpoints
•	Competitive pricing to current solutions

Our efforts have resulted in a platform technology that has many diverse market opportunities, with the initial focus remaining on the explosives trace detection (“ETD”) market where ion mobility spectrometers (“IMS”) are currently the leading technology. With 25,000 IMS instruments installed in the field, most are nearing their end of life. We believe these IMS systems have many shortcomings - most notably their limited library of detectable compounds, inability to adapt quickly to emerging threats, limited probability of detection, and significant false positive rates that extend security or inspection checkpoint wait times.

As the current generation of IMS technology is replaced, we are positioning the Company to be the best next-generation solution for this market. Following a successful demo of our technology to U.S. Department of Homeland Security (“DHS”) and Transportation Security Administration (“TSA”) personnel in late 2017, we recently announced that the TRACER 1000 has entered in the Developmental Testing and Evaluation (“DT&E”) process at the DHS’s Transportation Security Laboratory (“TSL”). Successful completion and passing of the DT&E phase would lead to TSL Certification – a significant endorsement that foreign governments and other U.S. government agencies consider when procuring ETDs. Certification is also a major step towards being listed on the TSA’s Qualified Products List (“QPL”), and subsequently being deployed in airports throughout the U.S. In addition, we also recently announced that the TRACER 1000 has been accepted into the TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) program, representing a major step toward inclusion on TSA’s exclusive Air Cargo Screening Technology List (“ACSTL”) and having the TRACER 1000 deployed at airports and cargo facilities worldwide to screen both checked luggage and other air cargo. It has been designed to enable air carriers, freight forwarders, shippers, and independent cargo facilities to stay ahead of evolving threats while optimizing cargo throughput.

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

Astral Images Corporation

Astral Images - Astral Images Corporation (“Astral”) is a developer of advanced film restoration and enhancement software. The Company offers significant cost savings to content owners who traditionally employ a laborious, inconsistent, and expensive manual frame-by-frame restoration process. At 24 frames-per-second, a full-length movie can easily have in excess of 200,000 frames, making manual conversion prohibitively expensive in some instances. Movie studios are at the precipice of a large shift to 4K and/or high dynamic range (“HDR”) (collectively known as ultra-high definition (“UHD”)) content, and therefore, film assets will need to be rescanned and restored in order to remain relevant in the next generation of video content distribution through over the top (“OTT”) providers such as Netflix, Amazon Prime, and Hulu. Astral is positioned to lead this shift using its powerful artificial intelligence (“AI”)-driven algorithms that remove dust, scratches, and defects from film while converting the content to a digital format with significantly enhanced resolution. In addition, the intelligent software automatically restores the film’s original color, optimizing the content to be viewed in 4K. Coupled with Astral’s HDR technology, which maximizes the contrast ratio, or the difference in light intensity from the darkest blacks and brightest whites, and a significantly expanded color gamut (1.06 billion available colors instead of 16 million), Astral’s technology yields a result that is optimized for today’s most state of the art televisions.

This same technology is being applied to film held at film archives and museums with significant film collections throughout the world. This market is less driven by optimizing content for the latest standards and more concerned with preserving their treasured film assets. Film degrades over time, colors fade, buckling occurs, the film becomes brittle and eventually turns to dust, and in some cases, it becomes combustible. Astral provides an ideal solution for such entities as they tend to be more cost conscious than film studios, and Astral’s automated process is much less expensive than their alternative – manual restoration.

(2) Going Concern

Financial Condition

The Company’s consolidated financial statements for the three and nine months ended March 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2018, the Company has working capital of $5.6 million. The Company reported a net loss of $11.6 million for the fiscal year 2017 and a net loss of $9.0 million for the nine months ended March 31, 2018, along with net cash used in operating activities of $8.8 million for the fiscal year 2017 and net cash used in operating activities of $8.6 million for the nine months ended March 31, 2018. This raises substantial doubt about the Company’s ability to continue as a going concern, but the Company remains resolute in identifying the optimal solution to its liquidity issue.

Management’s Plans to Continue as a Going Concern

Management continues to pursue many options for its capital requirements to maximize shareholder value.  These include, but are not limited to, selling the Company or a portion thereof, debt financing, equity financing, merging, or engaging in a strategic partnership. Astrotech’s consolidated financial statements as of March 31, 2018 do not include any adjustments that might result from the substantial doubt about the Company’s ability to continue as a going concern.

(3) Investments

We use the specific identification method when determining realized gains and losses on our available-for-sale securities. The following tables summarize unrealized gains and losses related to our investments:

	March 31, 2018
Available-for-Sale	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$3,570	$—	$(42)	$3,528
Fixed Income Bonds	1,631	—	(8)	1,623
Time Deposits	548	—	(2)	546
Total	$5,749	$—	$(52)	$5,697

	June 30, 2017
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$9,104	$—	$(61)	$9,043
Fixed Income Bonds	3,048	—	—	3,048
Time Deposits	799	—	—	799
Total	$12,951	$—	$(61)	$12,890

For information on the unrealized holding losses on available-for-sale investments reclassified out of accumulated other comprehensive loss into the consolidated statements of income, see “Note 9: Other Comprehensive Loss.”

We have certain financial instruments on our condensed consolidated balance sheet related to interest-bearing time deposits and fixed income bonds. These time deposits are included in “Short-term Investments” if the maturities at the end of the reporting period were 360 days or less or “Long-term Investments” if the maturities at the end of the reporting period were over 360 days. Fixed income investments, maturing over the next one to three years, comprise a set of highly diversified bonds issued by various corporations and entities that in aggregate represent an above average investment-grade fixed income portfolio.

The following table presents the carrying amounts of certain financial instruments as of March 31, 2018, and June 30, 2017:

	Carrying Value
	Short-Term Investments		Long-Term Investments
(In thousands)	March 31, 2018	June 30, 2017	March 31, 2018	June 30, 2017
Mutual Funds - Corporate & Government Debt	$3,528	$9,043	$—	$—
Time deposits
Maturities from 91-360 days	496	250	—	—
Maturities over 360 days	—	—	50	549
Fixed Income Bonds
Maturities less than 1 year	1,623	1,607	—	—
Maturities from 1-3 years	—	—	—	1,441
Total	$5,647	$10,900	$50	$1,990

(4) Inventory

As the Company focuses on development of the TRACER 1000, inventory associated to its prior iterations of our technology was written-off during the second quarter of fiscal 2018.  In addition, materials purchases are currently being expensed until inventory accounting is warranted by future product sales.

The following table summarizes the components of our inventory balances, net of allowance of $7 thousand and $116 thousand at March 31, 2018, and June 30, 2017, respectively:

(In thousands)	March 31, 2018	June 30, 2017
Raw materials	$8	$109
Work in process	1	57
Total inventory	$9	$166

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

The following table breaks down the changes in Stockholders’ Equity for the nine months ended March 31, 2018:

(In thousands)	Total Stockholders' Equity
Balance at June 30, 2017	$16,770
Stock based compensation	387
Share repurchases	(3)
Net change on available-for-sale investments	9
Net loss attributable to Astrotech Corporation	(8,998)
Balance at March 31, 2018	$8,165

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except per share data)	2018	2017	2018	2017
Numerator:
Amounts attributable to Astrotech Corporation, basic and diluted:
Loss before income taxes	$(2,855)	$(2,845)	$(8,998)	$(8,966)
Income tax benefit	—	(2)	—	(2)
Net loss	(2,855)	(2,847)	(8,998)	(8,968)
Less: Net loss attributable to noncontrolling interest	—	(47)	—	(150)
Net loss attributable to Astrotech Corporation	$(2,855)	$(2,800)	$(8,998)	$(8,818)
Denominator:
Denominator for basic and diluted net loss per share attributable to Astrotech Corporation — weighted average common stock outstanding	4,060	4,033	4,059	4,095
Basic and diluted net loss per common share:
Net loss attributable to Astrotech Corporation	$(0.70)	$(0.69)	$(2.22)	$(2.15)

All unvested restricted stock awards for the nine months ended March 31, 2018, are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 362,171 shares of common stock at exercise prices ranging from $1.60 to $16.00 per share outstanding as of March 31, 2018, were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

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

The Company enters into fixed-priced subcontracts on government projects. Revenue from certain long-term, integrated project management contracts to provide new prototypes and completion services is reported on the percentage-of-completion method of accounting. At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project, and our progress is based on the percentage of projected cost incurred. Risks related to service delivery, usage, productivity, and other factors are considered in the estimation process. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders, and claims, less costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the total estimated contract profit times the current percentage complete for the contract.

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of March 31, 2018, and June 30, 2017:

	March 31, 2018
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$3,528	$3,528	$—	$—	$3,528
Bonds: 0-1 year	1,623	—	1,623	—	1,623
Time deposits: 91-360 days	496	—	496	—	496
Time deposits: over 360 days	50	—	50	—	50
Total	$5,697	$3,528	$2,169	$—	$5,697

	June 30, 2017
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$9,043	$9,043	$—	$—	$9,043
Bonds: 0-1 year	1,607	—	1,607	—	1,607
Bonds: 1-3 years	1,441	—	1,441	—	1,441
Time deposits: 91-360 days	250	—	250	—	250
Time deposits: over 360 days	549	—	549	—	549
Total	$12,890	$9,043	$3,847	$—	$12,890

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

(9) Other Comprehensive Loss

Changes in the balances of each component included in accumulated other comprehensive loss for the nine months ended March 31, 2018, are presented below.

(In thousands)	Accumulated Other Comprehensive Loss
Unrealized Loss in Investments
Balance at June 30, 2017	$(61)
Current period change in other comprehensive loss before reclassifications	(67)
Reclassification to net loss for realized losses	76
Balance at March 31, 2018	$(52)

(10) Business Risk and Credit Risk Concentration Involving Cash

During the three months ended March 31, 2018, the Company did not recognize any revenue, compared to the three months ended March 31, 2017, during which the Company had two customers that together comprised 100% of the Company’s revenue. During the nine months ended March 31, 2018, the Company recognized revenue from one customer, compared to the nine months ended March 31, 2017, during which the Company recognized revenue from the same two customers referenced above. The following tables summarize the concentrations of sales and trade accounts receivable percentages for the Company’s customers:

	Three months ended March 31, 2018	Three months ended March 31, 2017
	Percentage of Total Sales	Percentage of Total Sales
Next Generation Chemical Detector Partner	—%	19%
Department of Homeland Security Science and Technology Directorate Partner	—%	79%

	Nine months ended March 31, 2018	Nine Months Ended March 31, 2017
	Percentage of Total Sales	Percentage of Total Sales
Next Generation Chemical Detector Partner	—%	46%
Department of Homeland Security Science and Technology Directorate Partner	—%	53%
Large Post-Production Film Company	100%	—%

	March 31, 2018	June 30, 2017
	Percentage of Trade A/R	Percentage of Trade A/R
Department of Homeland Security Science and Technology Directorate Partner	—%	100%

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation (“FDIC”) of $250 thousand per depositor. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what we believe to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(11) Common Stock Compensation

Stock Option Activity Summary

The Company’s stock option activity for the nine months ended March 31, 2018, is as follows:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at June 30, 2017	365	$6.07
Granted	—	—
Exercised	—	—
Canceled or expired	3	5.30
Outstanding at March 31, 2018	362	$5.48

The aggregate intrinsic value of options exercisable at March 31, 2018, was $14 thousand as the fair value of the Company’s common stock is more than the exercise prices of these options. The remaining share-based compensation expense of $421 thousand related to stock options will be recognized over a weighted-average period of 2.09 years.

The table below details the Company’s stock options outstanding as of March 31, 2018:

Range of exercise prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Options Exercisable Weighted- Average Exercise Price
$1.60 – 3.55	93,950	3.38	$3.06	89,217	$3.07
$5.30 – 8.35	267,621	7.92	6.30	86,000	6.59
$16.00 – 16.00	600	7.02	16.00	600	16.00
$1.60 – 16.00	362,171	6.74	$5.48	175,817	$4.84

Compensation costs recognized related to stock option awards were $93 thousand and $17 thousand for the three months ended March 31, 2018, and 2017, respectively and $226 thousand and $50 thousand for the nine months ended March 31, 2018 and 2017, respectively.

Restricted Stock

The Company’s restricted stock activity for the nine months ended March 31, 2018, is as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Outstanding at June 30, 2017	56	$9.95
Granted	—	—
Vested	6	9.22
Canceled or expired	3	8.35
Outstanding at March 31, 2018	47	$10.16

Stock compensation expenses related to restricted stock were $53 thousand and $71 thousand for the three months ended March 31, 2018, and 2017, respectively and $161 thousand and $207 thousand for the nine months ended March 31, 2018 and 2017, respectively. The remaining share-based compensation expense of $86 thousand related to restricted stock awards granted will be recognized over a weighted-average period of 1.23 years.

(12) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of March 31, 2018 and June 30, 2017, the Company established a full valuation allowance against all of its net deferred tax assets.

For the three months ended March 31, 2018 and 2017, the Company incurred pre-tax losses in the amount of $2.9 million and $2.8 million, respectively. For each of the nine months ended March 31, 2018, and 2017, the Company incurred pre-tax losses in the amount of $9.0 million. The total effective tax rate was approximately 0% for each of the three and nine months ended March 31, 2018 and 2017.

For each of the nine months ended March 31, 2018 and 2017, the Company’s effective tax rate differed from the federal statutory rate of 27.52% and 35% respectively, primarily due to recording of the valuation allowance placed against its net deferred tax assets.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. In the second quarter, the Company revised its estimated annual effective rate to reflect a change in its federal statutory rate from 35% to 21%. The rate change is effective on January 1, 2018; therefore, the Company’s blended statutory tax rate for the fiscal year ended June 30, 2018, is 27.52%. At March 31, 2018, the Company has not completed its accounting for all of the tax effects of enactment of the Act; however, a reasonable estimate has been made. Note that the Company currently has net operating loss carryovers. A valuation allowance has been recorded to fully reserve for net operating loss carryovers, other carryovers, and book/tax differences on the balance sheet.

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had an unrecognized tax benefit of $0 for each of the three and nine months ended March 31, 2018, and 2017.

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

Astro Scientific

Astro Scientific is a technology incubator that commercializes innovative technologies. Subsidiaries 1st Detect and Astrogenetix currently reside in Astro Scientific:

1st Detect - 1st Detect is a manufacturer of advanced chemical detection technology that detects and identifies trace amounts of explosives and narcotics. The Company offers technology with capabilities that exceed those of the currently deployed competitive solutions, providing laboratory-quality performance capable of detecting a wide range of threats with minimal to no false positives, rapid analysis time, and an easy user interface. The Company worked with prime contractors in adapting our technology to be used in enhancing the government’s detection capabilities for a variety of applications.

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

Astral Images

Astral Images - Astral is a developer of advanced film restoration and enhancement software. The Company offers significant cost savings to content owners who traditionally employ a laborious, inconsistent, and expensive manual frame-by-frame restoration process. At 24 frames-per-second, a full-length movie can easily have in excess of 200,000 frames, making manual conversion prohibitively expensive in some instances. Movie studios are at the precipice of a large shift to 4K and/or HDR (collectively known as UHD) content, and therefore, film assets will need to be rescanned and restored in order to remain relevant in the next generation of video content distribution through OTT providers such as Netflix, Amazon Prime, and Hulu. Astral is positioned to lead this shift using its powerful AI-driven algorithms that remove dust, scratches, and defects from film while converting the content to a digital format with significantly enhanced resolution. In addition, the intelligent software automatically restores the film’s original color, optimizing the content to be viewed in 4K. Coupled with Astral’s HDR technology, which maximizes the contrast ratio, or the difference in light intensity from the darkest blacks and brightest whites, and a significantly expanded color gamut (1.06 billion available colors instead of 16 million), Astral’s technology yields a result that is optimized for today’s most state of the art televisions.

This same technology is being applied to film held at film archives and museums with significant film collections throughout the world. This market is less driven by optimizing content for the latest standards and more concerned with preserving their treasured film assets. Film degrades over time, colors fade, buckling occurs, the film becomes brittle and eventually turns to dust, and in some cases, it becomes combustible. Astral provides an ideal solution for such entities as they tend to be more cost conscious than film studios, and Astral’s automated process is much less expensive than their alternative – manual restoration.

All intercompany transactions between business units have been eliminated in consolidation.

Key financial metrics of the Company’s segments are as follows:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
Revenue, Depreciation, and Income (In thousands)	Revenue	Depreciation	Loss before Income Taxes	Revenue	Depreciation	Loss before Income Taxes
Astro Scientific	$—	$99	$(2,363)	$403	$100	$(2,153)
Astral	—	91	(492)	8	79	(692)
Total	$—	$190	$(2,855)	$411	$179	$(2,845)

	Nine Months Ended March 31, 2018			Nine Months Ended March 31, 2017
Revenue, Depreciation, and Income (In thousands)	Revenue	Depreciation	Loss before Income Taxes	Revenue	Depreciation	Loss before Income Taxes
Astro Scientific	$—	$305	$(7,380)	$1,929	$284	$(6,916)
Astral	41	271	(1,618)	8	240	(2,050)
Total	$41	$576	$(8,998)	$1,937	$524	$(8,966)

	March 31, 2018			June 30, 2017
Assets (In thousands)	Fixed Assets, Net	Total Capital Expenditures (1)	Total Assets	Fixed Assets, Net	Total Capital Expenditures (2)	Total Assets
Astro Scientific	$927	$8	$7,580	$1,224	$468	$16,833
Astral	1,691	6	1,731	1,956	31	2,002
Total	$2,618	$14	$9,311	$3,180	$499	$18,835

(1)	Total capital expenditures are for the nine months ended March 31, 2018.
(2)	Total capital expenditures are for the twelve months ended June 30, 2017.

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate; therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our 2017 Annual Report on Form 10-K, elsewhere in this Quarterly Report on Form 10-Q, or in the documents incorporated by reference herein. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events, or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the Securities and Exchange Commission (“SEC”) or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Quarterly Report on Form 10-Q and in prior or subsequent communications.

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

The Company currently operates two reportable business units, Astro Scientific and Astral Images Corporation, and their efforts are focused on the following:

Astro Scientific

•	1st Detect Corporation (“1st Detect”) is a manufacturer of advanced chemical detection and analysis instrumentation.
•	Astrogenetix, Inc. (“Astrogenetix”) is developing next-generation vaccines using the unique environment of microgravity.

Astral Images Corporation

•	Astral Images Corporation (“Astral”) is a developer of advanced film restoration and enhancement software.

Our Business Units

Astro Scientific

Astro Scientific is a technology incubator that commercializes innovative technologies. Subsidiaries 1st Detect and Astrogenetix currently reside in Astro Scientific:

1st Detect - 1st Detect is a manufacturer of advanced chemical detection technology that detects and identifies trace amounts of explosives and narcotics. The Company offers technology that outperforms currently deployed competitive trace detection solutions by offering:

•	A higher probability of detection with a near-zero false alarm rate
•	A considerably expanded library of explosives, narcotics, and other compounds of interest
•	A target library that can be instantaneously updated or expanded in the field without requiring hardware configuration changes
•	Improved throughput at security or inspection checkpoints
•	Competitive pricing to current solutions

Our efforts have resulted in a platform technology that has many diverse market opportunities, with the initial focus remaining on the explosives trace detection (“ETD”) market where ion mobility spectrometers (“IMS”) are currently the leading technology. With 25,000 IMS instruments installed in the field, most are nearing their end of life. We believe these IMS systems have many shortcomings - most notably their limited library of detectable compounds, inability to adapt quickly to emerging threats, limited probability of detection, and significant false positive rates that extend security or inspection checkpoint wait times.

As the current generation of IMS technology is replaced, we are positioning the Company to be the best next-generation solution for this market. Following a successful demo of our technology to U.S. Department of Homeland Security (“DHS”) and Transportation Security Administration (“TSA”) personnel in late 2017, we recently announced that the Tracer 1000 has entered in the Developmental Testing and Evaluation (“DT&E”) process at the DHS’s Transportation Security Laboratory (“TSL”). Successful completion and passing of the DT&E phase would lead to TSL Certification – a significant endorsement that foreign governments and other U.S. government agencies consider when procuring ETDs. Certification is also a major step towards being listed on the TSA’s Qualified Products List (“QPL”), and subsequently being deployed in airports throughout the U.S. In addition, we also recently announced that the TRACER 1000 has been accepted into the TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) program, representing a major step toward inclusion on TSA’s exclusive Air Cargo Screening Technology List (“ACSTL”) and having the TRACER 1000 deployed at airports and cargo facilities worldwide to screen both checked luggage and other air cargo. It has been designed to enable air carriers, freight forwarders, shippers, and independent cargo facilities to stay ahead of evolving threats while optimizing cargo throughput.

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

Astral Images Corporation

Astral Images - Astral is a developer of advanced film restoration and enhancement software. The Company offers significant cost savings to content owners who traditionally employ a laborious, inconsistent, and expensive manual frame-by-frame restoration process. At 24 frames-per-second, a full-length movie can easily have in excess of 200,000 frames, making manual conversion prohibitively expensive in some instances. Movie studios are at the precipice of a large shift to 4K and/or high dynamic range (“HDR”) (collectively known as ultra-high definition (“UHD”)) content, and therefore, film assets will need to be rescanned and restored in order to remain relevant in the next generation of video content distribution through over the top (“OTT”) providers such as Netflix, Amazon Prime, and Hulu. Astral is positioned to lead this shift using its powerful artificial intelligence (“AI”)-driven algorithms that remove dust, scratches, and defects from film while converting the content to a digital format with significantly enhanced resolution. In addition, the intelligent software automatically restores the film’s original color, optimizing the content to be viewed in 4K. Coupled with Astral’s HDR technology, which maximizes the contrast ratio, or the difference in light intensity from the darkest blacks and brightest whites, and a significantly expanded color gamut (1.06 billion available colors instead of 16 million), Astral’s technology yields a result that is optimized for today’s most state of the art televisions.

This same technology is being applied to film held at film archives and museums with significant film collections throughout the world. This market is less driven by optimizing content for the latest standards and more concerned with preserving their treasured film assets. Film degrades over time, colors fade, buckling occurs, the film becomes brittle and eventually turns to dust, and in some cases, it becomes combustible. Astral provides an ideal solution for such entities as they tend to be more cost conscious than film studios, and Astral’s automated process is much less expensive than their alternative – manual restoration

Critical Accounting Policies

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

Management believes there have been no significant changes during the nine months ended March 31, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.

Results of Operations

Three months ended March 31, 2018, compared to three months ended March 31, 2017:

Selected consolidated financial data for the quarter ended March 31, 2018, and 2017 is as follows:

	Quarters Ended March 31,
(In thousands)	2018	2017
Revenue	$—	$411
Cost of revenue	—	161
Gross profit	—	250
Gross margin	0%	61%
Operating expenses:
Selling, general and administrative	1,363	1,633
Research and development	1,495	1,561
Total operating expenses	2,858	3,194
Loss from operations	(2,858)	(2,944)
Interest and other income, net	3	99
Income tax benefit	—	(2)
Net loss	(2,855)	(2,847)
Less: Net loss attributable to noncontrolling interest	—	(47)
Net loss attributable to Astrotech Corporation	$(2,855)	$(2,800)

Revenue – Total revenue decreased $411 thousand during the third quarter of fiscal 2018, compared to the third quarter of fiscal 2017. The majority of the revenue generated in the third quarter of fiscal 2017 was associated with research-based, fixed-price, government-related subcontract agreements. These subcontract agreements ended during the last quarter of fiscal 2017.

Gross Profit – Gross profit is comprised of revenue less cost of revenue. In the third quarter of fiscal 2017, cost of revenue was comprised of labor, materials, and overhead related to products manufactured for the subcontract agreements. During the third quarter of fiscal 2018, cost of revenues decreased $161 thousand compared to the third quarter of fiscal 2017, and gross profit decreased $250 thousand during the same period due to the decrease in revenue as described above.

Operating Expenses – Operating expenses decreased $336 thousand, or 11%, during the third quarter of fiscal 2018, compared to the third quarter of fiscal 2017. Selling, general and administrative decreased $270 thousand, or 17%, primarily due to decreases in expenses relating to consulting and headcount. Research and development remained relatively consistent, decreasing $66 thousand, or 4% during the third quarter of fiscal 2018, compared to the third quarter of fiscal 2017.

Income Taxes – Income tax benefit did not change during the third quarter of fiscal 2018, compared to the third quarter of fiscal 2017.  The realization of tax benefits depends on the existence of future taxable income. Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) “Income Taxes” (“FASB ASC 740”), a valuation allowance has been established to reduce the deferred tax assets to the amounts that are more likely than not to be realized.

Results of Operations

Nine months ended March 31, 2018, compared to nine months ended March 31, 2017:

Selected consolidated financial data for the nine months ended March 31, 2018, and 2017 is as follows (in thousands):

	Nine Months Ended March 31,
(In thousands)	2018	2017
Revenue	$41	$1,937
Cost of revenue	24	1,211
Gross profit	17	726
Gross margin	41%	37%
Operating expenses:
Selling, general and administrative	4,397	5,817
Research and development	4,721	4,107
Total operating expenses	9,118	9,924
Loss from operations	(9,101)	(9,198)
Interest and other income, net	103	232
Income tax benefit	—	(2)
Net loss	(8,998)	(8,968)
Less: Net loss attributable to noncontrolling interest	—	(150)
Net loss attributable to Astrotech Corporation	$(8,998)	$(8,818)

Revenue – Total revenue decreased $1.9 million during the nine months ended March 31, 2018, compared to the nine months ended March 31, 2017. The revenue generated during the nine months ended March 31, 2018 was from a software license agreement with a large post-production film company. This agreement was used to correct defects and restore one film.  All of the revenue generated in the nine months ended March 31, 2017 was associated with research-based, fixed-price, government-related subcontract agreements. These subcontract agreements ended during the last quarter of fiscal 2017.

Gross Profit – Gross profit is comprised of revenue less cost of revenue. In the current year, cost of revenue is comprised of labor and depreciation related to the licensing of our software. In the prior year, cost of revenue was comprised of labor, materials, and overhead related to products manufactured for the subcontract agreements.  During the nine months ended March 31, 2018, cost of revenues decreased $1.2 million compared to the nine months ended March 31, 2017. Also, gross profit decreased $0.7 million during the nine months ended March 31, 2018, compared to the nine months ended March 31, 2017, due to the decrease in revenue as described above.

Operating Expenses – Operating expenses decreased $0.8 million, or 8%, during the nine months ended March 31, 2018, compared to the nine months ended March 31, 2017. Selling, general and administrative decreased $1.4 million, or 24%, primarily driven by a decrease in equity compensation of $0.6 million and payroll related expenses of $0.8 million. The decrease in SG&A expenses was partially offset by an increase of $0.6 million, or 15.0%, in research and development due to redeploying personnel from government subcontracts to refining our new products which are currently in government testing.

Income Taxes – Income tax benefit remained unchanged during the nine months ended March 31, 2018. The realization of tax benefits depends on the existence of future taxable income. Pursuant to FASB ASC 740, a valuation allowance has been established to reduce the deferred tax assets to the amounts that are more likely than not to be realized.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents:

	Nine Months Ended March 31,
(In thousands)	2018	2017	change
Change in cash and cash equivalents:
Net cash used in operating activities	$(8,641)	$(6,457)	(2,184)
Net cash provided by investing activities	7,093	7,794	(701)
Net cash used in financing activities	(3)	(1,283)	1,280
Net change in cash and cash equivalents	$(1,551)	$54	$(1,605)

Cash and Cash Equivalents

As of March 31, 2018, we held cash and cash equivalents of $0.6 million, and our working capital was approximately $5.6 million. As of June 30, 2017, we had cash and cash equivalents of $2.2 million, and our working capital was approximately $11.9 million. Cash and cash equivalents decreased by approximately $1.6 million as of March 31, 2018, as compared to June 30, 2017, due to funding our normal operating activities and research and development initiatives, partially offset by the sale and maturities of some of our available-for-sale securities. Including our cash management investment portfolio, our cash and investments balance as of March 31, 2018 was $6.3 million.

Operating Activities

Cash used in operating activities increased $2.2 million for the nine months ended March 31, 2018, compared to the nine months ended March 31, 2017, primarily caused by a reduction in payroll related accruals and other accrued liabilities.

Investing Activities

Cash provided by investing activities decreased $0.7 million for the nine months ended March 31, 2018, compared to the nine months ended March 31, 2017, primarily caused by a decrease in the amount of available-for-sale securities that matured, partially offset by an increase in the sale of available-for-sale investments.

Financing Activities

Cash used in financing activities decreased $1.3 million for the nine months ended March 31, 2018, compared to the nine months ended March 31, 2017, due to a decrease in payments for shares repurchased.

Liquidity

As of March 31, 2018, we had cash and cash equivalents and short-term investments of $6.3 million, and our working capital was approximately $5.6 million. The Company reported a net loss of $11.6 million for the fiscal year 2017 and a net loss of $9.0 million for the nine months ended March 31, 2018, along with net cash used in operating activities of $8.8 million for the fiscal year 2017 and net cash used in operating activities of $8.6 million for the nine months ended March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern, but the Company remains resolute in identifying the optimal solution to the liquidity issue.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of March 31, 2018 and June 30, 2017, the Company established a full valuation allowance against all of its net deferred tax assets.

For the three months ended March 31, 2018 and 2017, the Company incurred pre-tax losses in the amount of $2.9 million and $2.8 million, respectively. For each of the nine months ended March 31, 2018 and 2017, the Company incurred pre-tax losses in the amount of $9.0 million. The total effective tax rate was approximately 0% for each of the three and nine months ended March 31, 2018, and 2017.

For each of the nine months ended March 31, 2018 and 2017, the Company’s effective tax rate differed from the federal statutory rate of 27.52% and 35% respectively, primarily due to recording of the valuation allowance placed against its net deferred tax assets.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. In the second quarter, the Company revised its estimated annual effective rate to reflect a change in its federal statutory rate from 35% to 21%. The rate change is effective on January 1, 2018; therefore, the Company’s blended statutory tax rate for the fiscal year ended June 30, 2018, is 27.52%. At March 31, 2018, the Company has not completed its accounting for all of the tax effects of enactment of the Act; however, a reasonable estimate has been made. Note that the Company currently has net operating loss carryovers. A valuation allowance has been recorded to fully reserve for net operating loss carryovers, other carryovers, and book/tax differences on the balance sheet.

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had an unrecognized tax benefit of $0 for each of the three and nine months ended March 31, 2018 and 2017.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2018, and June 30, 2017.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of March 31, 2018, based on the frame-work in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of March 31, 2018.

In the prior quarter, we noted a material weakness in the design and operation of our internal control over financial reporting. The following material weakness was present at December 31, 2017:

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

Remediation

To remediate the material weakness described above, we implemented the following:

•	Designed a remediation action for the review and analysis of earnings per share and improved the related policy and procedures;
•	Expanded review of financial disclosures; and
•	Further documented our tie out to our internal calculations.

We believe the measures described above fully remediated the material weakness and strengthened our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of March 31, 2018, we are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations, or cash flows. From time to time, we are subject to legal proceedings and business disputes involving ordinary routine legal matters and claims incidental to our business. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements or awards against us. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. This quarterly report will contain a discussion of the risks applicable to an investment in our securities. Prior to making a decision about investing in our securities, you should carefully consider the specific factors discussed under the heading “Risk Factors” in this quarterly report. You should also consider the risks, uncertainties and assumptions as updated from time to time in our Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q, and in our Current Reports on Form 8-K, all of which are incorporated herein by reference, and may be amended, supplemented, or superseded from time to time by other reports we file with the SEC in the future and any prospectus supplement related to a particular offering. The risks and uncertainties we have described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our operations. The occurrence of any of these known or unknown risks might cause you to lose all or part of your investment in the offered securities.

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

As of March 31, 2018, we had an accumulated deficit of approximately $179.9 million. We expect to incur significant and increasing operating losses for the next several years as we continue our operations and are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely experience significant decline.

Our business units are in an early development stage. They have earned limited revenues and it is uncertain whether they will earn any revenues in the future or whether any of them will ultimately be profitable.

Our business units are in an early stage with a limited operating history. Its future operations are subject to all of the risks inherent in the establishment of a new business including, but not limited to, risks related to capital requirements, failure to establish business relationships, and competitive disadvantages against larger and more established companies. These business units will require substantial amounts of funding to continue to commercialize its products. If such funding comes in the form of equity financing, such equity financing may involve substantial dilution to existing shareholders. Even with funding, our products may fail to be effective or attractive to the market or lack the necessary financial or other resources or relationships to be successful.

These business units can be expected to experience continued operating losses until it can generate sufficient revenues to cover its operating costs. Furthermore, there can be no assurance that the business will be able to develop, manufacture, or market additional products in the future, that future revenues will be significant, that any sales will be profitable, or that the business will have sufficient funds available to complete its commercialization efforts.

Any products and technologies developed and manufactured by our business units may require regulatory approval prior to being made, marketed, sold, and used. There can be no assurance that regulatory approval of any products will be obtained.

The commercial success of any of our business units will depend, in part, on obtaining patent and other intellectual property protection for the technologies contained in any products it develops. In addition, our business units may need to license intellectual property to commercialize future products or avoid infringement of the intellectual property rights of others. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all. Our business units may suffer if any licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid, or if our respective business unit is unable to enter into necessary licenses on acceptable terms. If such business unit, or any third-party, from whom it licenses intellectual property, fails to obtain adequate patent or other intellectual property protection for intellectual property covering its products, or if any protection is reduced or eliminated, others could use the intellectual property covering the products, resulting in harm to the competitive business position of this business unit. In addition, patent and other intellectual property protection may not provide our business units with a competitive advantage against competitors that devise ways of making competitive products without infringing any patents that this business unit owns or has rights to. Such competition could adversely affect the prices for any products or the market share of any of our business units and could have a material adverse effect on its results of operations and financial condition.

Our cash and cash equivalents may not be sufficient to fund our operating expenses, capital equipment requirements, and other expected liquidity requirements.

Our future capital requirements will depend on a number of factors, including our success in developing and expanding markets for our products, payments under possible future strategic arrangements, continued progress of our research and development of potential products, the need to acquire licenses to new technology, costs associated with increasing our manufacturing and development facilities, costs associated with strategic acquisitions including integration costs and assumed liabilities, litigation expense, the status of competitive products, and potential cost associated with both protecting and defending our intellectual property. Additionally, actions taken as a result of the ongoing internal evaluation of our business could result in expenditures that are not currently contemplated. Factors that could affect our capital requirements, in addition to those listed above include continued collections of accounts receivable consistent with our historical experience and our ability to manage product development efforts.

We cannot be certain that additional financing will be available on reasonable terms when needed, or at all, which could seriously harm our business.

We have incurred net losses and negative cash flow from operations in recent prior periods, and we may not achieve or maintain profitability in the future. As a result, we may need additional financing. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, the condition of the capital markets, and other factors. Therefore, we may need to raise additional funds and we cannot assure investors that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and our existing stockholders may experience dilution.

Our financial statements include an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to operate in the future.

As of March 31, 2018, the Company has working capital of $5.6 million. For fiscal year 2017, the Company reported a net loss of $11.6 million and net cash used in operating activities of $8.8 million, which raises substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, the sale of the shares of our common stock or obtaining alternate financing.

Our success depends significantly on the establishment and maintenance of successful relationships with our customers.

We cannot make any assurances that any customer will require our services in the future. Therefore, we continue to work on diversifying our customer base, while going to great lengths to satisfy the needs of our current customer base.

Third parties may claim we are infringing their intellectual property rights, and we could suffer significant litigation or licensing expenses or be prevented from selling products.

As we introduce any new and potentially promising product or service, or improve existing products or services with new features or components, companies possessing competing technologies, or other companies owning patents or other intellectual property rights, may be motivated to assert infringement claims in order to generate royalty revenues, delay or diminish potential sales, and challenge our right to market such products or services. Even if successful in defending against such claims, patent and other intellectual property related litigation is costly and time consuming. In addition, we may find it necessary to initiate litigation in order to protect our patent or other intellectual property rights, and even if the claims are well-founded and ultimately successful, such litigation is typically costly and time-consuming and may expose us to counterclaims, including claims for intellectual property infringement, antitrust, or other such claims. Third parties could also obtain patents or other intellectual property rights that may require us to either redesign products or, if possible, negotiate licenses from such third parties. Adverse determinations in any such litigation could result in significant liabilities to third parties or injunctions, or could require us to seek licenses from third parties, and if such licenses are not available on commercially reasonable terms, prevent us from manufacturing, importing, distributing, selling, or using certain products, any one of which could have a material adverse effect on us. In addition, some licenses may be non-exclusive, which could provide our competitors access to the same technologies. Under any of these circumstances, we may incur significant expenses.

Our ongoing success is dependent upon the continued availability of certain key employees.

We are dependent in our operations on the continued availability of the services of our employees, many of whom are individually key to our current and future success, and the availability of new employees to implement our growth plans. The market for skilled employees is highly competitive, especially for employees in technical fields. While our compensation programs are intended to attract and retain the employees required for us to be successful, ultimately, we may not be able to retain the services of all of our key employees or a sufficient number to execute on our plans. In addition, we may not be able to continue to attract new employees as required.

Increased competition

We generally sell our products in industries that have increased competition through frequent new product and service introductions, rapid technological changes, and changing industry standards. Without the timely introduction of new products, services, and enhancements, our products and services will become technologically obsolete over time, in which case our revenue and operating results would suffer. The success of our new products and services will depend on several factors, including our ability to:

•	properly identify customer needs and predict future needs;
•	innovate and develop new technologies, services, and applications;
•	successfully commercialize new technologies in a time manner;
•	manufacture and deliver our products in sufficient volumes and on time;
•	differentiate our offering from our competitors offerings;
•	price our products competitively;
•	anticipate our competitors development of new products, services, or technological innovations; and
•	control product quantity in our manufacturing process

Our insurance coverage may be inadequate to cover all significant risk exposures.

We are exposed to liabilities that are unique to the products and services we provide. We maintain insurance for certain risks, and we believe our insurance coverage is consistent with general practices within our industry. However, the amount of our insurance coverage may not cover all claims or liabilities and we may be forced to bear substantial costs.

Increased cybersecurity requirements, vulnerabilities, threats, and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, services, and data.

Increased global cybersecurity vulnerabilities, threats, and more sophisticated and targeted cyber-related attacks pose a risk to the security of our and our customers’, suppliers’, and third-party service providers’ products, systems, and networks and the confidentiality, availability, and integrity of our and our customers’ data. Although we have implemented policies, procedures, and controls to protect against, detect, and mitigate these threats, we remain potentially vulnerable to additional known or unknown threats. We also have access to sensitive, confidential, or personal data or information that is subject to privacy and security laws, regulations, and customer-imposed controls. Despite our efforts to protect sensitive, confidential, or personal data or information, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors, and/or malfeasance that could potentially lead to the compromising of sensitive, confidential, or personal data or information, improper use of our systems or networks, unauthorized access, use, disclosure, modification, or destruction of information, defective products, production downtimes, and operational disruptions. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness and remediation or increased protection costs, and could subject us to fines, damages, litigation, and enforcement actions.

Our facilities located in Houston are susceptible to damage caused by hurricanes, earthquakes, or other natural disasters.

Our 1st Detect facilities in Houston are susceptible to damage caused by hurricanes or other natural disasters. Although we insure our properties and maintain business interruption insurance, there can be no guarantee that the coverage would be sufficient or a claim will be fulfilled. A natural disaster could result in a temporary or permanent closure of our business operations, thus impacting our future financial performance.

If we are unable to anticipate technological advances and customer requirements in the commercial and governmental markets, our business and financial condition may be adversely affected.

Our business strategy employs our personnel’s decades of experience to expand the services and products we offer to our customers. We believe that our growth and future financial performance depend upon our ability to anticipate technological advances and customer requirements. There can be no assurance that we will be able to achieve the necessary technological advances for us to remain competitive. Our failure to anticipate or respond adequately to changes in technological and market requirements, or delays in additional product development or introduction, could have a material adverse effect on our business and financial performance. Additionally, the cost of capital to fund these businesses will likely require dilution of shareholders.

We plan to develop new products and services. No assurances can be given that we will be able to successfully develop these products and services.

Our business strategy outlines the use of the decades of experience we have accumulated to expand the services and products we offer to both U.S. Government agencies and commercial industries. These services and products involve new and untested technologies and business models. These technologies and business models may not be successful, which could result in the loss of any investment we make in developing them.

As a U.S. Government contractor, we are subject to extensive Federal procurement rules and regulations as well as contractual obligations that are unique to doing business with the U.S. Government. Non-compliance with any such rules, regulations, or contractual obligations could negatively affect current programs, potential awards, and our ability to do business with the U.S. Government in the future.

U.S. Government contractors must comply with extensive procurement regulations and other requirements including, but not limited to, those appearing in the Federal Acquisition Regulation (FAR) and its supplements, as well as specific procurement rules and contractual conditions imposed by various U.S. Government agencies. Many of these types of requirements do not appear in our contracts with commercial customers or foreign governments. In particular, U.S. Government contracts typically contain provisions and are subject to laws and regulations that give the Government agencies rights and remedies not typically found in commercial contracts, including providing the Government agency with the ability to unilaterally:

•	terminate our existing contracts;
•	reduce the value of our existing contracts;
•	modify some of the terms and conditions in our existing contracts;
•	suspend or permanently prohibit us from doing business with the government or with any specific government agency;
•	control and potentially prohibit the export of our products;
•	cancel or delay existing multiyear contracts and related orders if the necessary funds for contract performance for any subsequent year are not appropriated;
•	decline to exercise an option to extend an existing multiyear contract; and
•	claim rights to technologies and systems invented, developed, or produced by us.

U.S. Government agencies and the agencies of certain other governments with which we contract can terminate their contracts with us for convenience, and in that event, we generally may recover only our incurred or committed costs, settlement expenses, and profit on the work completed prior to termination. If an agency terminates a contract with us for default, we may be denied any recovery and may be liable for excess costs incurred by the agency in procuring undelivered items from an alternative source. Decisions by an agency to terminate one of our contracts for default could negatively affect our ability to win future awards not only from such agency, but also from other government agencies and commercial customers, many of whom evaluate past performance, or are required to review past performance information, when making their procurement decisions.

U.S. Government agencies may also initiate civil False Claims Act litigation against us based on allegations related to our performance of contracts for the U.S. Government, or to our compliance with procurement regulations and other legal requirements to which such contracts are subject, or both. Such litigation can be expensive to defend and, if found liable, can result in treble damages and significant civil penalties. The U.S. Government may also initiate administrative proceedings that, if resulting in an adverse finding against us or any of our subsidiaries as to our present responsibility to be a U.S. Government contractor or subcontractor, could result in our company or our subsidiaries being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges and, if satisfying the requisite level of seriousness, in our debarment from contracting with the U.S. Government for a specified term as well as being subject to other remedies available to the U.S. Government.

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

Certain of our U.S. Government contracts are dependent upon our employees obtaining and maintaining required security clearances, as well as our ability to obtain security clearances for the facilities in which we perform sensitive government work.

Certain of our U.S. Government contracts require our employees to maintain various levels of security clearances, and we are required to maintain certain facility security clearances. If we cannot maintain or obtain the required security clearances for our facilities and our employees, or obtain these clearances in a timely manner, we may be unable to perform certain U.S. Government contracts. Further, loss of a facility clearance, or an employee's failure to obtain or maintain a security clearance, could result in a U.S. Government customer terminating an existing contract or choosing not to renew a contract. Lack of required clearances could also impede our ability to bid on or win new U.S. Government contracts. This could damage our reputation and adversely affect our business, financial condition, and results of operations.

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

A failure of a key information technology system, process, or site could have a material adverse impact on our ability to conduct business.

We rely extensively on information technology systems to interact with our employees and our customers. These interactions include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, shipping product to customers, processing transactions, summarizing and reporting results of operations, transmitting data used by our service personnel and by and among our wide-spread personnel and facilities, complying with regulatory, legal, and tax requirements, and other processes necessary to manage our business. If our systems are damaged or cease to function properly due to any number of causes, ranging from the failures of third-party service providers, to catastrophic events, to power outages, to security breaches, and our business continuity plans do not effectively compensate on a timely basis, we may suffer interruptions in our ability to manage operations which may adversely impact our results of operations and/or financial condition.

The market price of our common stock may be volatile and adversely affected by several factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

•	our ability to execute our business plan;
•	operating results below expectations;
•	our issuance of additional securities, including debt or equity or a combination thereof, necessary to fund our operating expenses;
•	announcements of technological innovations or new products by us or our competitors;
•	economic and other external factors;
•	period-to-period fluctuations in our financial results; and
•	whether an active trading market in our common stock develops and is maintained.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid cash dividends in the past and do not expect to pay cash dividends in the foreseeable future. Any return on investment in shares of common stock may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our capital stock will depend on our earnings, financial condition, and other business and economic factors affecting us at such time as the Board of Directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on any investment in shares of our common stock will only occur if the common stock price appreciates.

A sale of a substantial number of shares of the common stock may cause the price of our common stock to decline.

If our shareholders sell, or the market perceives that our shareholders intend to sell for various reasons, substantial amounts of our common stock in the public market may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

If we fail to comply with the continued minimum closing bid requirements of the NASDAQ Capital Market or other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On August 24, 2017, we received a written notice (the “Notice”) from the NASDAQ Stock Market LLC (“NASDAQ”) that we were not in compliance with NASDAQ Listing Rule 5550(a)(2), as the minimum bid price of our common stock has been below $1.00 per share for 30 consecutive business days. The Notice had no immediate effect on the listing of our common stock, and our common stock continues to trade on the NASDAQ Capital Market under the symbol “ASTC”. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we had a period of 180 calendar days, or until February 20, 2018, to regain compliance with the minimum bid price requirement. To regain compliance, on October 13, 2017, we filed Articles of Amendment to our Restated Articles of Incorporation, as amended (“Articles of Incorporation”) to effect a 1-for-5 reverse stock split of all of our outstanding shares of common stock and a proportional reduction in the number of our authorized shares of common stock such that the number of authorized shares was reduced from 75,000,000 shares authorized to 15,000,000 shares authorized. The closing bid price of our common stock met or exceeded $1.00 per share for 10 consecutive business days following the effective date of our reverse stock split. In the event that our stock price declines below $1.00 per share in the future and we fail to comply with NASDAQ Listing Rule 5550(a)(2), we may be eligible for an additional 180 calendar day grace period if we meet the initial listing standards, with the exception of bid price, for the NASDAQ Capital Market, and we provide written notice to NASDAQ of our intention to cure the deficiency during the second compliance period. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by NASDAQ or fail to comply with or other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. A delisting of our common stock from the NASDAQ Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors and employees and fewer business development opportunities.

We are a smaller reporting company and, as a result of the reduced disclosure and governance requirements applicable to such companies, our common stock may be less attractive to investors.

We are a smaller reporting company, (i.e. a company with less than $75 million of its voting equity held by affiliates) and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies. We have elected to adopt these reduced disclosure requirements. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

We can sell additional shares of common stock without consulting shareholders and without offering shares to existing shareholders, which would result in dilution of shareholders’ interests in the Company and could depress our stock price.

Our Articles of Incorporation authorizes 15,000,000 shares of common stock, of which 4,107,538 are currently outstanding, and our Board is authorized to issue additional shares of our common stock. In addition, our Articles of Incorporation authorizes 2,500,000 shares of “blank check preferred stock,” none of which are currently outstanding and our Board is authorized to issue shares of preferred stock. The 2,500,000 shares of “blank check preferred stock” may be issued in such series and with such rights, privileges, and limitations as the Board may, in its sole discretion, determine. Although our Board intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing shareholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our capital stock would cause immediate, and potentially substantial, dilution to our existing shareholders, which could also have a material effect on the market value of the shares. Furthermore, our Board may authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock, and the right to the redemption of the shares, together with a premium, prior to the redemption of the common stock. In addition, our Board could authorize the issuance of a series of preferred stock that has greater voting power than the common stock or that is convertible into our common stock, which could decrease the relative voting power of the common stock or result in dilution to our existing shareholders.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description	Incorporation by Reference
4.1	Amendment Nine to Rights Agreement, dated as of February 22, 2018, between Astrotech Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent.	Exhibit 4.1 to our Current Report on Form 8-K, filed on February 27, 2018.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.	Filed herewith.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2018 formatted in eXtensible Business Reporting Language: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: May 15, 2018	/s/ Eric Stober
Eric Stober
Chief Financial Officer and Principal Accounting Officer