Form 10-K
period 2018-06-30
ASTROTECH Corp
filed 2018-09-25
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended June 30, 2018

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 001-34426

Astrotech Corporation

(Exact name of registrant as specified in its charter)

Delaware	91-1273737
(State or other jurisdiction of	(I.R.S. Employer
corporation or organization)	Identification No.)

201 West 5th Street, Suite 1275, Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 485-9530

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange
Common Stock	on which registered
$0.001 per share	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2017, based upon the closing price of such stock on the NASDAQ Capital Market on such date of $3.35 was approximately $10,477,772.

As of September 24, 2018, 4,095,373 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K.

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
•

The impact of trade barriers imposed by the U.S. government, such as import/export duties and restrictions, tariffs and quotas, and potential corresponding actions by other countries in which the Company conducts its business;

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

PART I

Item 1. Business

Our Company

Astrotech Corporation (NASDAQ: ASTC) (“Astrotech,” the “Company,” “we,” “us,” or “our”), a Delaware corporation organized in 1984, is a science and technology development and commercialization company that launches, manages, and builds scalable companies based on innovative technology in order to maximize shareholder value.

Our efforts are focused on the following:

•	1st Detect Corporation (“1st Detect”) is a manufacturer of advanced chemical detection and analysis instrumentation.
•	Astrogenetix, Inc. (“Astrogenetix”) was developing next-generation vaccines but, due to recent developments, has been put on hold indefinitely.
•	Astral Images Corporation (“Astral”) is a developer of advanced film restoration and enhancement software.

Business Developments

On Monday, October 16, 2017, we effectuated a reverse stock split of our shares of Common Stock whereby every five (5) pre-split shares of Common Stock were exchanged for one (1) post-split share of our Common Stock (“Reverse Stock Split”). No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have held a fractional share of the Common Stock received a cash payment in lieu thereof. Numbers presented in these financial statements have been adjusted to reflect the Reverse Stock Split.

Effective December 22, 2017, we changed our state of incorporation from Washington to Delaware. As of that date, the rights of the Company's stockholders began to be governed by the Delaware corporation laws, our Certificate of Incorporation filed with the state of Delaware, and newly adopted By-Laws.

On July 3, 2018, we filed a Form S-3 shelf registration statement with the SEC for a maximum offering amount of $30 million. The shelf registration was subsequently deemed effective by the SEC on August 20, 2018.

On September 11, 2018, we received notification from the National Aeronautics and Space Administration (“NASA”) that our application for additional funding for Astrogenetix was declined.

Our Business Units

Astro Scientific

Astro Scientific is a technology incubator that commercializes innovative technologies. Subsidiaries 1st Detect and Astrogenetix currently reside in Astro Scientific:

1st Detect - 1st Detect is a manufacturer of advanced chemical detection technology that detects and identifies trace amounts of explosives and narcotics. The Company offers technology that we believe outperforms currently deployed competitive trace detection solutions by offering:

•	A higher probability of detection with a near-zero false alarm rate
•	A considerably expanded library of explosives, narcotics, and other compounds of interest
•	A target library that can be instantaneously updated or expanded in the field without requiring hardware configuration changes
•	Improved throughput at security or inspection checkpoints
•	Competitive pricing to current solutions

Our efforts have resulted in a platform technology that has many diverse market opportunities, with the initial focus remaining on the explosives and narcotics trace detection market where ion mobility spectrometers (“IMS”) are the leading incumbent technology. Of the 25,000 IMS instruments installed in the field, many are nearing their end of life. We believe these IMS systems have many shortcomings — most notably their limited library of detectable compounds, inability to adapt quickly to emerging threats, limited probability of detection, and significant false positive rates that reduce the user’s confidence in the machine’s efficacy and extends security or inspection checkpoint wait times.

As the current generation of IMS technology is replaced, we are positioning the Company to be the best next-generation solution for this market. Following a successful demo of our technology to U.S. Department of Homeland Security (“DHS”) and Transportation Security Administration (“TSA”) personnel in late 2017, we recently announced that the TRACER 1000 entered the Developmental Testing and Evaluation (“DT&E”) process at the DHS’s Transportation Security Laboratory (“TSL”). Successful completion and passing of the DT&E phase would lead to TSL Certification. TSL Certification is a significant endorsement that foreign governments and other U.S. government agencies consider when procuring explosives trace detector (“ETD”) instrumentation. Certification is also a major step towards being listed on the TSA’s Qualified Products List (“QPL”), and subsequently being deployed in airports throughout the U.S. In addition, we also recently announced that the TRACER 1000 has been accepted into the TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) program, representing a major step toward inclusion on TSA’s exclusive Air Cargo Screening Technology List (“ACSTL”) and having the TRACER 1000 deployed at airports and cargo facilities worldwide to screen checked luggage and other air cargo. The instrument is designed to enable air carriers, freight forwarders, shippers, and independent cargo facilities to stay ahead of evolving threats while optimizing cargo throughput. Finally, the Company also announced that the TRACER 1000 was accepted into the European Civil Aviation Conference’s (“ECAC”) evaluation process for both passenger and cargo screening in airports. ECAC is the European equivalent to the U.S. TSA. The ECAC Certification would be a significant milestone that will allow us to begin selling to airports and governments internationally.

There is no assurance that any of the further steps detailed in the milestones mentioned above will be achieved or that our technology will be approved by any of the programs listed.

Astrogenetix - Astrogenetix was developing a fast-track, on-orbit discovery platform using the International Space Station to develop vaccines. We were working with Texas A&M University to obtain additional funding from NASA, which was declined subsequent to year-end. Future efforts at Astrogenetix have therefore been halted due to the lack of funding.

Astral Images Corporation

Astral Images - Astral is a developer of advanced film restoration and enhancement software. The Company offers significant cost savings to content owners who traditionally employ a laborious, inconsistent, and expensive manual frame-by-frame restoration process. At 24 frames-per-second, a full-length movie can easily have in excess of 200,000 frames, making manual conversion prohibitively expensive in some instances. At some point, we believe film studios will need to convert their film assets to 4K and/or high-dynamic range (“HDR”) (collectively known as ultra-high definition (“UHD”)). Astral will continue to position itself to support this shift using its powerful artificial intelligence (“AI”)-driven algorithms that remove dust, scratches, and defects from film while converting the content to a digital format with significantly enhanced resolution.

The Company is at a point whereby its resources must be carefully allocated to optimize the primary objective – setting 1st Detect on a path to meaningful sales by getting through testing and certification. Although we believe Astral has developed valuable technology fortified by patents and trade secrets, the potential market has not evolved as quickly as anticipated. Due to funding constraints, the Company’s main focus remains on the 1st Detect opportunity. Consequently, headcount at Astral has been reduced, the Astral office was consolidated with the corporate office, expenditures have been reduced, and new development is exclusively focused on strategic initiatives that would facilitate the realization of Astral’s value.

Business Strategy

Astro Scientific

1st Detect

Due to the high-speed performance, analytical capability, and flexibility of our product, our best opportunities involve government programs in aviation security, the military, breath analysis, and in applications where real-time or in-situ monitoring is required.

There are approximately 25,000 IMS instruments deployed today, with many nearing their end of life. As the current generation of IMS technology is replaced, we are positioning the Company to be the best next-generation solution for this market.  We have launched the TRACER 1000, the world’s first ETD driven by a mass spectrometer. With mass spectrometry being the gold standard of chemical detection, a mass spectrometry-based ETD can significantly improve detection capabilities, dramatically reduce the number of false positives, and allow for a much more expansive library of compounds of interest, yielding an instrument that we believe is far superior to the currently deployed IMS instruments, at a similar price point.

While most of our activities have been focused on delivering on explosives and narcotics detection for airports and cargo facilities, there is significant opportunity in other government agencies and in the industrial and commercial markets as well. Such markets are large and diverse, often requiring customized solutions to satisfy customer needs. Significant effort is therefore only reserved for customer-funded development programs or programs with large markets where our technology has a unique differentiator.

Astral Images

Astral provides the state-of-the-art software solution for image restoration and enhancement by deriving significant efficiencies through its powerful AI platform to an industry that traditionally relies on expensive manual labor for image correction and enhancement that can be inconsistent and fraught with errors and omissions. While the Company looks to optimize its resources by focusing primarily on 1st Detect, the Company remains intent on developing strategic partnerships, such as the recently announced agreement with ColorTime, a post-production house specializing in media content creation, restoration, and distribution. As part of this arrangement, ColorTime is incorporating Astral’s ICE™ software and scanner hardware into their workflow, for which Astral receives a percentage of the revenue generated by ColorTime. Future revenue generated as part of this agreement, however, is uncertain and dependent upon ColorTime’s sales efforts.

Products and Services

Astro Scientific

1st Detect

We believe 1st Detect’s advanced chemical detection technology significantly outperforms currently deployed competitive trace detection solutions. It also provides laboratory-quality, real-time analysis with a much smaller footprint and at a much lower price than traditional mass spectrometers. 1st Detect currently has 22 granted U.S. patents, 12 granted foreign patents, and eight pending patent applications. Our product portfolio currently consists of the following products:

•

MMS 1000™ - The MMS 1000™ is a small, low-power desktop mass spectrometer with excellent selectivity, specificity, and confirmational analysis. The unique design of this instrument enables fast, quality chemical analysis and requires minimal benchtop space (about the size of a shoebox), requires less power than a typical light bulb, and, unlike traditional instruments, requires no consumables or special infrastructure.

•

OEM 1000 - The OEM 1000 is a mass spectrometer component that gives users the power of mass spectrometry in a small, easily customizable platform that can be integrated into customer specific packaging and equipment, and is well-suited to be integrated with application-specific sampling or separation technology. Variants of the OEM 1000 have been selected by our partners in development programs for the Department of Defense and the TSA.

•

MMS 2000 - The MMS 2000 is a highly selective and accurate process gas monitor designed to provide precise, real-time measurement of specific chemicals in a process stream. This instrument is built for continuous, autonomous monitoring and recording of any excursions or environmental anomalies that can continuously report the abundance of a set of chemicals in order to optimize yield or identify out-of-spec conditions. The data can be disseminated in accordance with a user-defined protocol which can be broadcast to control rooms or mobile phones.

•

TRACER 1000 - The TRACER 1000 is an explosives trace detector with a swab-based thermal desorption sample inlet system. It is designed to replace the current generation of IMS-based explosives trace detector systems installed at airports, cargo inspection depots, and other high security facilities globally. With its significantly reduced false positive rate and expandable library, the TRACER 1000 can enhance security while increasing security checkpoint throughput.

Astral Images

Using its powerful AI algorithms, Astral provides efficient and high-quality film digitization, image correction, and enhancement technology. We offer complete systems containing customized off-the-shelf hardware with integrated Astral software, standalone software products, and scanning or enhancement services. Our four products include:

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
•

Astral HDR ICE™ - our HDR solution can be used in combination with our other ICE products or as a standalone HDR conversion software, upgrading digital and traditional films to the new HDR standards while taking advantage of the vibrancy of the enhanced color gamut and the brilliance of the dynamic range extension to optimize the content for viewing on 4K/HDR televisions.

•

Astral HSDR ICE™ - for content originally shot in HDR, like many of today’s movies and shows, it must be reprocessed in standard-dynamic range (“SDR”) before it can be displayed on older viewing platforms. HSDR ICE™ automatically converts HDR content to SDR while preserving the richest content possible.

All of our ICE products provide for significant cost savings over the expensive, labor-intensive, and inconsistent manual process currently employed in the industry.

Customers, Sales, and Marketing

Astro Scientific

1st Detect

Marketing efforts at 1st Detect are currently focused on U.S. and foreign government agencies and commercial companies in aviation, cargo, and border security.

Astral Images

Astral is positioned to leverage the demand generated for 4K/HDR content by the release of the new 4K/HDR standard and the growth in sales of next-generation 4K/HDR televisions. Consumers are increasingly demanding content that is optimized for their new televisions, but the conversion of content lags the sale of televisions capable of displaying that content, similar to what we saw with the proliferation of HDTV and 3D. In order to remain relevant in over-the-top distribution (Netflix, Amazon, Hulu, etc.), content owners will need to convert their content to conform to the new standards. Astral is positioned to facilitate this market when investment in content conversion to 4K/HDR accelerates by partnering with established post-production houses. In fact, the Company announced a partnership with ColorTime in July and will continue to explore similar relationships.

Competition

Astro Scientific

1st Detect

Competition with 1st Detect’s mass spectrometer comes from ion mobility spectrometers and traditional mass spectrometers.

There are several vendors that compete directly with 1st Detect. However, 1st Detect products combine a number of attributes in a single product not currently available in other products. While 1st Detect’s focus is on replacing IMS-based explosives trace detectors, it also competes with traditional mass spectrometry solutions and our products have a number of attractive features that give it a competitive advantage in an attractive market niche.

Ion Mobility Spectrometers	1st Detect

•High false alarms

•Lower probability of detection

•Limited library of compounds of interest

•Fixed library requiring hardware changes to update

•Causes delays at security/inspection checkpoints

•Low price chemical detector

•Near-zero false alarm rate •Higher probability of detection •Unlimited library of compounds of interest •Instantaneous library updates •Improves throughput at checkpoints •Similar price as IMS

Traditional Mass Spectrometers	1st Detect

•Very high price

•Laboratory-quality sensitivity, specificity, and performance

•Cumbersome clear-out and recalibration process

•Large footprint

•Heavy

•Non-portable

•High power requirements

•Tandem mass spectrometry (“MS/MS”) available on high-end instruments

•Stored Waveform Inverse Fourier Transform (“SWIFT”) available on select instruments

•Much lower price

•Laboratory-quality sensitivity, specificity, and performance

•Automated calibration

•Small footprint

•Relatively light

•Portable

•Low power requirements

•MS/MS provided secondary confirmation of an analysis

•SMART (“Sinusoidal Multiplexed Array in Real Time”), an improved version of SWIFT, selectively eliminates specific chemicals to reduce false positives

Astral Images

Astral faces significant competition from several vendors in the scanning and restoration services industry. Our competitors are independent scanning boutiques at one end of the spectrum, and at the other end, fully-integrated post-production houses offering a breadth of services, including scanning and restoration, all of whom use the traditional manual restoration process that is laborious, non-exacting, inconsistent, and expensive. The level of automation provided by our AI algorithms gives us compelling cost advantages while maintaining the high image quality. Our solutions are scalable, cost effective, and more consistent when compared to competitors’ traditional manual approaches.

Research and Development

Astro Scientific

1st Detect

We invest considerable resources into our internal research and development functions. We conduct research to improve system functionality, streamline and simplify the user experience, and extend our capabilities into customer-defined, application-specific opportunities. Furthermore, we aggressively seek patent protection from the U.S. Patent & Trademark Office and foreign patent offices. Currently, the Company’s focus is getting the TRACER 1000 to market. For the years ended June 30, 2018 and June 30, 2017, research and development expenses for 1st Detect were $4.8 million and $4.2 million, respectively.

Astral Images

We have developed a suite of products through our research and development activities at Astral, but development of new products has been curtailed due to funding constraints and given that the 4K HDR conversion market has not developed as quickly as anticipated. We are now focused on supporting our current and potential future partnerships. We believe in protecting our intellectual property as Astral has five U.S. patents and one U.S. patent applications in process. For the years ended June 30, 2018 and June 30, 2017, research and development expenses for Astral were $1.2 million and $1.4 million, respectively.

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

Employees Update

As of June 30, 2018, we employed 33 employees, none of which were covered by any collective bargaining agreements.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. This annual report will contain a discussion of the risks applicable to an investment in our securities. Prior to making a decision about investing in our securities, you should carefully consider the specific factors discussed under the heading “Risk Factors” in this annual report. The risks and uncertainties we have described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our operations. The occurrence of any of these known or unknown risks might cause you to lose all or part of your investment in the offered securities.

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

As of June 30, 2018, we had an accumulated deficit of approximately $184.2 million and reported a net loss of $13.3 million for the fiscal year 2018. We are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely experience significant decline.

Our business units are in development stage. They have earned limited revenues and it is uncertain whether they will earn any revenues in the future or whether any of them will ultimately be profitable.

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

These business units can be expected to experience continued operating losses until they can generate sufficient revenues to cover their operating costs. Furthermore, there can be no assurance that the business units will be able to develop, manufacture, or market additional products in the future, that future revenues will be significant, that any sales will be profitable, or that the business units will have sufficient funds available to complete their commercialization efforts.

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

There is substantial doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to operate in the future. The report of our independent registered public accounting firm also includes an explanatory paragraph about our ability to continue as a going concern.

As of June 30, 2018, the Company has working capital of $3.3 million. For the fiscal year 2018, the Company reported a net loss of $13.3 million and net cash used in operating activities of $10.8 million. For the fiscal year 2017, the Company reported a net loss of $11.6 million attributable to the Company and net cash used in operating activities of $8.8 million. This raises substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, the sale of the shares of our common stock or obtaining alternate financing.

Management continues to pursue many options for its capital requirements to maximize shareholder value. These include, but are not limited to, selling the Company or a portion thereof, debt financing, equity financing, merging, or engaging in a strategic partnership. On July 3, 2018, management filed a Form S-3 shelf registration statement to raise possible funds through the capital markets. The Company is currently evaluating any combination of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. Our consolidated financial statements as of June 30, 2018 do not include any adjustments that might result from the substantial doubt about the Company’s ability to continue as a going concern.

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

Our operating results may be adversely affected by increased competition.

We generally sell our products in industries that have increased competition through frequent new product and service introductions, rapid technological changes, and changing industry standards. Without the timely introduction of new products, services, and enhancements, our products and services will become technologically obsolete over time, in which case our revenue and operating results would suffer. The success of our new products and services will depend on several factors, including our ability to:

•	properly identify customer needs and predict future needs;
•	innovate and develop new technologies, services, and applications;
•	successfully commercialize new technologies in a timely manner;
•	manufacture and deliver our products in sufficient volumes and on time;
•	differentiate our offering from our competitors’ offerings;
•	price our products competitively;
•	anticipate our competitors’ development of new products, services, or technological innovations; and
•	control product quantity in our manufacturing process.

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

U.S. Government contractors must comply with extensive procurement regulations and other requirements including, but not limited to, those appearing in the FAR and its supplements, as well as specific procurement rules and contractual conditions imposed by various U.S. Government agencies. Many of these types of requirements do not appear in our contracts with commercial customers or foreign governments. In particular, U.S. Government contracts typically contain provisions and are subject to laws and regulations that give the Government agencies rights and remedies not typically found in commercial contracts, including providing the Government agency with the ability to unilaterally:

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

Preparing a proposal to bid on a contract is labor-intensive and results in the incurrence of substantial costs that are generally not retrievable. Additionally, although we may be awarded a contract, work performance does not commence for several months following completion of the bidding process. If funding problems by the party awarding the contract or other matters further delay our commencement of work, these delays may lower the value of the contract, or possibly render it unprofitable.

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

On August 24, 2017, we received a written notice (the “Notice”) from the NASDAQ Stock Market LLC (“NASDAQ”) that we were not in compliance with NASDAQ Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. The Notice had no immediate effect on the listing of our common stock, and our common stock continues to trade on the NASDAQ Capital Market under the symbol “ASTC”. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we had a period of 180 calendar days, or until February 20, 2018, to regain compliance with the minimum bid price requirement. To regain compliance, on October 13, 2017, we filed Articles of Amendment to our Restated Articles of Incorporation, as amended (“Articles of Incorporation”) to effect a 1-for-5 reverse stock split of all of our outstanding shares of common stock and a proportional reduction in the number of our authorized shares of common stock such that the number of authorized shares was reduced from 75,000,000 shares authorized to 15,000,000 shares authorized. The closing bid price of our common stock met or exceeded $1.00 per share for 10 consecutive business days following the effective date of our reverse stock split. In the event that our stock price declines below $1.00 per share in the future and we fail to comply with NASDAQ Listing Rule 5550(a)(2), we may be eligible for an additional 180 calendar day grace period if we meet the initial listing standards, with the exception of bid price, for the NASDAQ Capital Market, and we provide written notice to NASDAQ of our intention to cure the deficiency during the second compliance period. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by NASDAQ, or fail to comply with other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. A delisting of our common stock from the NASDAQ Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors and employees and fewer business development opportunities.

We are a smaller reporting company and, as a result of the reduced disclosure and governance requirements applicable to such companies, our common stock may be less attractive to investors.

We are a smaller reporting company, (i.e. a company with less than $250 million of public float) and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies. We have elected to adopt these reduced disclosure requirements. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

We are required to evaluate the effectiveness of our internal control over financial reporting on an annual basis and publicly disclose any material weaknesses in our controls.  Any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and significant expense to remediate, and ultimately could have an adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to assess the effectiveness of our internal control over financial reporting and to disclose if such controls were unable to provide assurance that a material error would be prevented or detected in a timely manner. We have an ongoing program to review the design of our internal controls framework in keeping with changes in business needs, implement necessary changes to our controls design, and test the system and process controls necessary to comply with these requirements. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company will have been detected.

If we or our independent registered public accounting firm identifies material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and our stock price may decline. Remediation of a material weakness could require us to incur significant expenses and, if we fail to remedy any material weakness, our ability to report our financial results on a timely and accurate basis may be adversely affected, our access to the capital markets may be restricted, our stock price may decline, and we may be subject to sanctions or investigation by regulatory authorities, including the SEC or NASDAQ. We may also be required to restate our financial statements from prior periods. Execution of restatements create a significant strain on our internal resources and could cause delays in our filing of quarterly or annual financial results, increase our costs, and cause management distraction. Restatements may also significantly affect our stock price in an adverse manner.

We can sell additional shares of common stock without consulting shareholders and without offering shares to existing shareholders, which would result in dilution of shareholders’ interests in the Company and could depress our stock price.

Our Articles of Incorporation authorizes 15,000,000 shares of common stock, of which 4,097,346 were outstanding as of June 30, 2018, and our Board is authorized to issue additional shares of our common stock. In addition, our Articles of Incorporation authorizes 2,500,000 shares of “blank check preferred stock,” none of which are currently outstanding and our Board is authorized to issue shares of preferred stock. Our Board has designated 300,000 shares as Series A Junior Preferred Stock, none of which are outstanding. The remaining 2,200,000 shares of “blank check preferred stock” may be issued in such series and with such rights, privileges, and limitations as the Board may, in its sole discretion, determine. Although our Board intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing shareholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our capital stock would cause immediate, and potentially substantial, dilution to our existing shareholders, which could also have a material effect on the market value of the shares. Furthermore, our Board may authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock, and the right to the redemption of the shares, together with a premium, prior to the redemption of the common stock. In addition, our Board could authorize the issuance of a series of preferred stock that has greater voting power than the common stock or that is convertible into our common stock, which could decrease the relative voting power of the common stock or result in dilution to our existing shareholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Astrotech’s corporate headquarters is in Austin, Texas. The leased office is 5,219 square feet and houses executive management, finance and accounting, marketing and communications, and the staff of our Astral subsidiary. The lease began in November 2016 and expires in December 2023, with a provision to renew and extend the lease for the entire premises, for one renewal term of five years. Astrotech must, in writing, advise the landlord of its intention to renew the lease at least eight months before the expiration of its current lease in order to renew the lease.

In May 2013, 1st Detect completed build-out of a new 16,540 square foot leased research and development and production facility in Webster, Texas. This new facility is equipped with state-of-the-art laboratories, a clean room, a production shop, and offices for staff.  The term of the lease is 62 months and includes options to extend for two additional five-year periods. In February 2015, 1st Detect exercised its right of first refusal on the adjoining space of 9,138 square feet. The original lease began in May 2013 and was to expire in June 2018; these dates were amended in October 2014 with the amended lease beginning February 1, 2015, and expiring April 30, 2020, with provisions to renew and extend the lease for the entire premises, but not less than the entire premises, for two renewal terms of five years each. On June 1, 2018, the Company entered into its third amendment of the original lease removing 8,118 square feet from its leased space, leaving leased premises with a total square footage of 17,560.

In July 2015, Astral subleased premises consisting of approximately 4,000 square feet in Austin, Texas. The lease terminated at the end of June 2018.

We believe that our current facilities and equipment are well maintained, in good condition, and are adequate for our present and foreseeable needs.

Item 3. Legal Proceedings

We are subject to legal proceedings and business disputes involving ordinary routine legal matters and claims incidental to our business. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements or awards against us. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense. As of June 30, 2018, we are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is principally traded on the NASDAQ Capital Market under the symbol ASTC. The following table sets forth the quarterly high and low intra-day bid prices, retroactively adjusted for the Reverse Stock Split, for the periods indicated:

Fiscal 2018	High	Low
First Quarter	$5.45	$3.30
Second Quarter	$5.00	$2.38
Third Quarter	$3.59	$2.02
Fourth Quarter	$6.36	$1.71

Fiscal 2017	High	Low
First Quarter	$10.50	$7.05
Second Quarter	$9.10	$7.30
Third Quarter	$8.05	$6.30
Fourth Quarter	$6.65	$4.55

We have never paid cash dividends.

Issuer Repurchases of Equity Securities

On December 16, 2014, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $5 million of our outstanding common stock shares. On December 3, 2015, the Board authorized an extension of the share repurchase program through December 31, 2016. The share repurchase program ended as of December 31, 2016. At the conclusion of the share repurchase program, the Company had repurchased a post-split amount of 37,727 shares of common stock at a cost of $492 thousand, which represents an average cost of $13.04 per share.

The following table identifies all repurchases during the year ended June 30, 2018 of any of the Company’s securities registered under Section 12 of the Exchange Act, as amended, by or on behalf of the Company or any affiliated purchaser. None of these shares were purchased as part of the aforementioned share repurchase program:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2017 through August 31, 2017 (1)	708	$4.05	—	$—
April 1, 2018 through April 30, 2018 (1)	1,591	2.53	—	—
Total	2,299	$3.00	—

(1)	These shares were surrendered by employees to cover tax withholding obligations associated with equity compensation.

We have 15,000,000 shares of common stock authorized for issuance. As of September 24, 2018, we had 4,095,373 shares of common stock outstanding, which were held by approximately 5,500 holders. The last reported sale price of our common stock as reported by the NASDAQ Capital Market on September 24, 2018 was $3.33 per share.

Sales of Unregistered Securities

We did not make any unregistered sales of our securities in fiscal year 2018.

Item 6.    Selected Financial Data

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

Business Overview

Astrotech Corporation (NASDAQ: ASTC) (“Astrotech,” the “Company,” “we,” “us,” or “our”), a Delaware corporation organized in 1984, is a science and technology development and commercialization company that launches, manages, and builds scalable companies based on innovative technology in order to maximize shareholder value.

The Company currently operates two reportable business units, Astro Scientific and Astral Images Corporation, and their efforts are focused on the following:

Astro Scientific

•	1st Detect Corporation (“1st Detect”) is a manufacturer of advanced chemical detection and analysis instrumentation.
•	Astrogenetix, Inc. (“Astrogenetix”) was developing next-generation vaccines but, due to recent developments, has been put on hold indefinitely.

Astral Images Corporation

•	Astral Images Corporation (“Astral”) is a developer of advanced film restoration and enhancement software.

Our Business Units

Astro Scientific

Astro Scientific is a technology incubator that commercializes innovative technologies. Subsidiaries 1st Detect and Astrogenetix currently reside in Astro Scientific:

1st Detect - 1st Detect is a manufacturer of advanced chemical detection technology that detects and identifies trace amounts of explosives and narcotics. The Company offers technology that we believe outperforms currently deployed competitive trace detection solutions by offering:

•	A higher probability of detection with a near-zero false alarm rate
•	A considerably expanded library of explosives, narcotics, and other compounds of interest
•	A target library that can be instantaneously updated or expanded in the field without requiring hardware configuration changes
•	Improved throughput at security or inspection checkpoints
•	Competitive pricing to current solutions

Our efforts have resulted in a platform technology that has many diverse market opportunities, with the initial focus remaining on the explosives and narcotics trace detection market where ion mobility spectrometers (“IMS”) are the leading incumbent technology. Of the 25,000 IMS instruments installed in the field, many are nearing their end of life. We believe these IMS systems have many shortcomings — most notably their limited library of detectable compounds, inability to adapt quickly to emerging threats, limited probability of detection, and significant false positive rates that reduce the user’s confidence in the machine’s efficacy and extends security or inspection checkpoint wait times.

As the current generation of IMS technology is replaced, we are positioning the Company to be the best next-generation solution for this market. Following a successful demo of our technology to U.S. Department of Homeland Security (“DHS”) and Transportation Security Administration (“TSA”) personnel in late 2017, we recently announced that the TRACER 1000 entered the Developmental Testing and Evaluation (“DT&E”) process at the DHS’s Transportation Security Laboratory (“TSL”). Successful completion and passing of the DT&E phase would lead to TSL Certification. TSL Certification is a significant endorsement that foreign governments and other U.S. government agencies consider when procuring explosives trace detector (“ETD”) instrumentation. Certification is also a major step towards being listed on the TSA’s Qualified Products List (“QPL”), and subsequently being deployed in airports throughout the U.S. In addition, we also recently announced that the TRACER 1000 has been accepted into the TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) program, representing a major step toward inclusion on TSA’s exclusive Air Cargo Screening Technology List (“ACSTL”) and having the TRACER 1000 deployed at airports and cargo facilities worldwide to screen checked luggage and other air cargo. The instrument is designed to enable air carriers, freight forwarders, shippers, and independent cargo facilities to stay ahead of evolving threats while optimizing cargo throughput. Finally, the Company also announced that the TRACER 1000 was accepted into the European Civil Aviation Conference’s (“ECAC”) evaluation process for both passenger and cargo screening in airports. ECAC is the European equivalent to the U.S. TSA. The ECAC Certification would be a significant milestone that will allow us to begin selling to airports and governments internationally.

There is no assurance that any of the further steps detailed in the milestones mentioned above will be achieved or that our technology will be approved by any of the programs listed.

Astrogenetix - Astrogenetix was developing a fast-track, on-orbit discovery platform using the International Space Station to develop vaccines. We were working with Texas A&M University to obtain additional funding from NASA, which was declined subsequent to year-end. Future efforts at Astrogenetix have therefore been halted due to the lack of funding.

Astral Images Corporation

Astral Images - Astral is a developer of advanced film restoration and enhancement software. The Company offers significant cost savings to content owners who traditionally employ a laborious, inconsistent, and expensive manual frame-by-frame restoration process. At 24 frames-per-second, a full-length movie can easily have in excess of 200,000 frames, making manual conversion prohibitively expensive in some instances. At some point, we believe film studios will need to convert their film assets to 4K and/or high-dynamic range (“HDR”) (collectively known as ultra-high definition (“UHD”)). Astral will continue to position itself to support this shift using its powerful artificial intelligence (“AI”)-driven algorithms that remove dust, scratches, and defects from film while converting the content to a digital format with significantly enhanced resolution.

The Company is at a point whereby its resources must be carefully allocated to optimize the primary objective – setting 1st Detect on a path to meaningful sales by getting through testing and certification. Although we believe Astral has developed valuable technology fortified by patents and trade secrets, the potential market has not evolved as quickly as anticipated. Due to funding constraints, the Company’s main focus remains on the 1st Detect opportunity. Consequently, headcount at Astral has been reduced, the Astral office was consolidated with the corporate office, expenditures have been reduced, and new development is exclusively focused on strategic initiatives that would facilitate the realization of Astral’s value.

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

Production Unit Sales and Software Licensing Agreements

When revenue for sale of manufactured product is commenced or when we license our software for use, we will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when a firm sales contract or invoice is in place, delivery has occurred or services have been provided, and collectability is reasonably assured. In fiscal year 2018, we had two revenue sources and, in both arrangements, there were no undelivered elements at June 30, 2018.

Construction-Type and Production-Type Contracts

In the prior year, most of the Company’s revenue was derived from contracts to manufacture mass spectrometers to a buyer’s specification. These contracts are accounted for under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-35 “Revenue Recognition: Construction-Type and Production-Type Contracts.” These contracts are fixed-price and are recorded on the percentage-of-completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs, and making related assumptions for schedule and technical issues. With respect to contract change orders, claims, or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable.

The Company enters into fixed-priced subcontracts on government projects. Revenue from certain long-term, integrated project management contracts to provide new prototypes and completion services is reported on the percentage-of-completion method of accounting. At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project, and our progress is based on the percentage of projected cost incurred. Risks related to service delivery, usage, productivity, and other factors are considered in the estimation process. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders, and claims, less costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the total estimated contract profit times the current percentage complete for the contract. The Company did not recognize any revenue from contracts to manufacture mass spectrometers to a buyer’s specification in fiscal year 2018. As of June 30, 2018, there were not any unrecognized contract revenues or costs.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses for the fiscal years ended June 30, 2018 and 2017 were $6.1 million and $5.6 million, respectively, after adjusting for $19 thousand and $787 thousand in research and development expenses that were reclassified to cost of sales due to certain activities being associated with revenue recognition.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share as the potential dilutive shares are considered to be anti-dilutive (see Note 13 to the consolidated financial statements).

Cash and Cash Equivalents

The Company considers short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are comprised primarily of operating cash accounts, money market investments, and certificates of deposit.

Accounts Receivable

The carrying value of the Company’s accounts receivable, net of the allowance for doubtful accounts, represents their estimated net realizable value. Astrotech estimates the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. The Company anticipates collecting all unreserved receivables within one year. As of June 30, 2018 and 2017, there was no allowance for doubtful accounts deemed necessary.

Inventory

The Company computes inventory cost on a first-in, first-out basis, and inventory is valued at the lower of cost and net realizable value. The valuation of inventory also requires the Company to estimate obsolete and excess inventory as well as inventory that is not of saleable quality.

Property and Equipment

Property and equipment are stated at cost. All furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets, which is generally five years. Purchased software is typically depreciated over three years. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the term of the lease. Repairs and maintenance are expensed when incurred.

Impairment of Long-Lived Assets

The Company continuously evaluates its long-lived assets for impairment to assess whether the carrying amount of an asset may not be recoverable. Our evaluation is based on an assessment of potential indicators of impairment, such as an adverse change in the business climate that could affect the value of an asset, current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of an asset, and a current expectation that, more likely than not, an asset will be disposed of before the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Recoverability of long-lived assets is dependent on a number of conditions, including uncertainty about future events and demand for our services.

During the fourth quarter of fiscal year 2018, the Company determined that there was an impairment indicator associated with the Color ICE™ software platform and scanner of Astral (“Astral assets”). During the quarter, management’s push to sell a newer version of Astral’s Color ICE™ software to a major scanning company was postponed, possibly indefinitely. In addition, even though the Company secured its first contract subsequent to year-end that utilizes Astral’s latest software, the expectations under the contract remain unclear and the contract could yield limited, or possibly no, additional revenue. In light of the Company’s limited resources, expenses in Astral have been reduced and efforts have been scaled back until the market begins to develop. Due to the delay in the development of the market which has to date not yielded significant revenues, management believes that, for the foreseeable future, it is probable that Astral net cash flows will continue to fall short of the value of the Astral assets. Management therefore recorded an impairment charge of $1.6 million in fiscal year 2018. As of June 30, 2018, the fair value of these assets was immaterial.

On June 1, 2018, the Company entered into its third amendment of the original lease for the 1st Detect facility removing 8,118 square feet from its leased space. Management therefore wrote-off the leasehold improvements and other assets associated with this reduction of square footage. The total amount associated with this impairment is $114 thousand. See Note 15 to the consolidated financial statements for more information relating to the amended lease agreement.

Fair Value of Financial Instruments

Astrotech’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The Company’s management believes the carrying amounts of these assets and liabilities approximates their fair value. For more information about the Company’s accounting policies surrounding fair value investments, see Note 9 to the consolidated financial statements.

Available-for-Sale Investments

Investments that are designated as available-for-sale are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss. The Company determines the cost of investments sold based on a first-in, first-out cost basis at the individual security level. The Company’s investments are subject to a periodic impairment review and are evaluated based on the specific facts and circumstances present at the time of assessment, which include the consideration of general market conditions, the duration and extent to which the fair value is below cost, and the Company’s ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other than temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments, net of previously recorded gains (losses). For more information on investments, see Note 4 to the consolidated financial statements.

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

Share-Based Compensation

The Company accounts for share-based awards to employees based on the fair value of the award on the grant date. The fair value of stock options is estimated using the expected dividend yields of the Company’s stock, the expected volatility of the stock, the expected length of time the options remain outstanding, and the risk-free interest rates. Changes in one or more of these factors may significantly affect the estimated fair value of the stock options. The Company recognizes forfeitures as they occur. The fair value of awards that are likely to meet goals, if any, are recorded as an expense over the vesting period. For more information on share-based compensation, see Note 11 to the consolidated financial statements.

Noncontrolling Interest

Noncontrolling interest accounting is applied for any entities where the Company maintains more than 50% and less than 100% ownership. The Company clearly identifies the noncontrolling interest in the balance sheets and income statements. The Company also discloses three measures of net loss: net loss, net loss attributable to noncontrolling interest, and net loss attributable to Astrotech Corporation. The Company’s operating cash flows in its consolidated statements of cash flows reflect net loss, while basic and diluted loss per share calculations reflect net loss attributable to Astrotech Corporation. The Company eliminated all noncontrolling interest as of June 30, 2017. See Note 5 to the consolidated financial statements for more information.

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

Results of Operations for the Years Ended June 30, 2018 and 2017

Selected financial data for the fiscal years ended June 30, 2018 and 2017 of our operations are as follows:

	Years Ended June 30,
(In thousands)	2018	2017	Variance
Revenue	$86	$2,328	$(2,242)
Cost of revenue	36	1,293	(1,257)
Gross profit	50	1,035	(985)
Gross margin percentage	58%	44%	14%
Operating expenses
Selling, general and administrative	5,629	7,508	(1,879)
Research and development	6,065	5,587	478
Loss on impairment of long-lived assets	1,693	-	1,693
Total operating expenses	13,387	13,095	292
Interest and other income, net	86	306	(220)
Income tax expense	—	(2)	2
Net loss	(13,251)	(11,756)	(1,495)
Less: net loss attributable to noncontrolling interest	—	(174)	174
Net loss attributable to Astrotech Corporation	$(13,251)	$(11,582)	$(1,669)

Revenue – Total revenue decreased by $2.2 million, or 96%, for the year ended June 30, 2018, compared to the year ended June 30, 2017. Of the fiscal year 2018 revenue, $41 thousand was from a software license agreement with a large post-production film company and $45 thousand was associated with space-grade handrail manufacturing sales, an opportunity born from our legacy space business for which the Company has unique expertise. The fiscal year 2017 revenue of $2.3 million was associated with research-based, fixed-price, government-related subcontract agreements. The decrease was primarily due to the two government-related subcontract agreements coming to an end during fiscal year 2017.

Cost of Revenue and Gross Profit – Cost of revenue is comprised of labor, materials, depreciation, and overhead. Gross profit is comprised of revenue less cost of revenue. Cost of revenue decreased $1.3 million, or 97%, for the year ended June 30, 2018, compared to the year ended June 30, 2017. Gross profit decreased $1.0 million, or 95%, during the year ended June 30, 2018, compared to the year ended June 30, 2017, due to the decrease in revenue described above.

Operating Expenses – Our operating expenses increased $0.3 million, or 2%, during the year ended June 30, 2018, compared to the year ended June 30, 2017. Significant changes to operating expenses include the following:

•

Selling, General and Administrative Expenses – Our selling, general and administrative expenses decreased $1.9 million, or 25%, for the year ended June 30, 2018, compared to the year ended June 30, 2017, driven by decreases in compensation and related expenses caused by a reduction in workforce of $0.9 million, reduced equity compensation expense of $0.7 million, reduced marketing expenses of $0.1 million, reduced directors fees of $0.1 million, and a $0.1 million decrease in legal costs.

•

Research and Development Expenses – Research and development expenses prior to a reclassification of $19 thousand and $787 thousand to cost of sales in fiscal years 2018 and 2017, respectively, were $6.1 million and $6.4 million. The reason for this decrease was reduced compensation and related expenses caused by a reduction in workforce, partially offset by an increase in material expenditures as we produce TRACER 1000 units for airport security.

•

Loss on Impairment of Long-Lived Assets – During the fourth quarter of fiscal year 2018, the Company determined that there was an impairment indicator associated with the Color ICE™ software platform and scanner of the Astral assets. During the quarter, management’s push to sell a newer version of Astral’s Color ICE™ software to a major scanning company was postponed, possibly indefinitely. In addition, even though the Company secured its first contract subsequent to year-end that utilizes Astral’s latest software, the expectations under the contract remain unclear and the contract could yield limited, or possibly no, additional revenue. In light of the Company’s limited resources, expenses in Astral have been reduced and efforts have been scaled back until the market begins to develop. Due to the delay in the development of the market which has to date not yielded significant revenues, management believes that, for the foreseeable future, it is probable that Astral net cash flows will continue to fall short of the value of the Astral assets. Management therefore recorded an impairment charge of $1.6 million in fiscal year 2018. As of June 30, 2018, the fair value of these assets was immaterial. In addition, on June 1, 2018, the Company entered into its third amendment of the original lease for the 1st Detect facility removing 8,118 square feet from its leased space. Management therefore wrote-off the leasehold improvements and other assets associated with this reduction of square footage. The total amount associated with this impairment is $114 thousand.

Income Taxes – Our income tax expense decreased $2.0 thousand, or 100%, due to a reduction in state income tax owed.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Balance Sheet

Total assets for the year ended June 30, 2018 were $5.1 million compared to total assets of $18.8 million as of the end of fiscal year 2017. The following table sets forth the significant components of the balance sheet as of June 30, 2018, compared with 2017:

	Years Ended June 30,
(In thousands)	2018	2017	Variance
Assets:
Current assets	$4,276	$13,665	$(9,389)
Property and equipment, net	733	3,180	(2,447)
Long-term investments	50	1,990	(1,940)
Other assets, net	81	—	81
Total	$5,140	$18,835	$(13,695)
Liabilities and stockholders’ equity:
Current liabilities	$960	$1,809	$(849)
Other long-term liabilities	188	256	(68)
Stockholders’ equity	3,992	16,770	(12,778)
Total	$5,140	$18,835	$(13,695)

Current assets – Current assets decreased $9.4 million as of June 30, 2018, compared to June 30, 2017, as a result of funding our normal operating activities and furthering our research and development initiatives at 1st Detect and Astral.

Property and equipment, net – Property and equipment decreased $2.4 million as of June 30, 2018, compared to June 30, 2017, due to the impairment of Astral’s Color ICE™ software platform and scanner as market opportunities have not materialized as quickly as planned, continuing depreciation, and the write-off of assets associated with 1st Detect’s releasing a portion of their leased space.

Long-term investments – Long-term investments decreased $1.9 million due to reclassification from long-term to short-term investments as certain investments became current.

Current liabilities – Current liabilities decreased $0.8 million as of June 30, 2018, compared to June 30, 2017, primarily due to a reduction in payroll related accruals, a decrease in payables, and the reduction of certain liabilities associated with 1st Detect’s releasing a portion of their leased space.

Other long-term liabilities – Other long-term liabilities decreased $68 thousand for the year ended June 30, 2018, compared to June 30, 2017, due to amortization of tenant improvement allowances associated with the corporate and 1st Detect offices.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents (in thousands):

	Years Ended June 30,
	2018	2017	Variance
Change in cash and cash equivalents:
Net cash used in operating activities	$(10,784)	$(8,821)	$(1,963)
Net cash provided by investing activities	9,159	7,881	1,278
Net cash used in financing activities	(7)	(1,275)	1,268
Net change in cash and cash equivalents	$(1,632)	$(2,215)	$583

Cash and Cash Equivalents

At June 30, 2018, we held cash and cash equivalents of $0.6 million and our net working capital was approximately $3.3 million. At June 30, 2017, we held cash and cash equivalents of $2.2 million and our net working capital was approximately $11.9 million. Cash and cash equivalents decreased by approximately $1.6 million during the year ended June 30, 2018.

Operating Activities

Net cash used in operating activities was $10.8 million for the year ended June 30, 2018, compared to cash used in operating activities of $8.8 million for the year ended June 30, 2017. The increase in cash used in operating activities was due to receipts of cash in fiscal year 2017 related to contracts from prior years, but limited receipts of cash in fiscal year 2018.

Investing Activities

Net cash provided by investing activities for the year ended June 30, 2018 was $9.2 million, compared to cash provided by investing activities from operations of $7.9 million for the year ended June 30, 2017. The increase in cash provided by investing activities was due to an increase in sales of investments to fund operations and a decrease in purchases of property and equipment. This increase was partially offset by fewer investments maturing.

Financing Activities

Cash used in financing activities decreased $1.3 million for the year ended June 30, 2018, compared to the year ended June 30, 2017 due to fewer shares repurchased.

Debt

As of June 30, 2018 and 2017, the Company had no credit facilities.

Liquidity

As of June 30, 2018, we had cash and cash equivalents and short-term investments of $4.1 million and our working capital was approximately $3.3 million. The Company reported a net loss of $13.3 million for the fiscal year 2018 and a net loss of $11.6 million for the fiscal year 2017, along with net cash used in operating activities of $10.8 million for the fiscal year 2018 and net cash used in operating activities of $8.8 million for the fiscal year 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern, but the Company remains resolute in identifying the optimal solution to the liquidity issue. The Company is currently evaluating several potential sources for additional liquidity. These include, but are not limited to, selling the Company or a portion thereof, debt financing, equity financing, merging, or engaging in a strategic partnership. On July 3, 2018, management filed Form S-3 to raise possible funds through the capital markets. The Company is currently evaluating potential offering of any combination of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. However, additional funding may not be available when needed or on terms acceptable to us. If we are unable to generate funding within a reasonable timeframe, we may have to delay, reduce, or terminate our research and development programs, limit strategic opportunities, or curtail our business activities. Astrotech’s consolidated financial statements as of June 30, 2018 do not include any adjustments that might result from the outcome of this uncertainty.

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

We believe we have sufficient liquidity to continue to fund our operating expenses, capital requirements, and other expected liquidity requirements through November 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2018.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Astrotech Corporation

Austin, TX

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Astrotech Corporation (the “Company”) and subsidiaries as of June 30, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has net cash flows deficiencies that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2015.

Austin, Texas

September 25, 2018

ASTROTECH CORPORATION

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$552	$2,184
Short-term investments	3,551	10,900
Accounts receivable	12	146
Inventory, net	7	166
Prepaid expenses and other current assets	154	269
Total current assets	4,276	13,665
Property and equipment, net	733	3,180
Long-term investments	50	1,990
Other assets, net	81	—
Total assets	$5,140	$18,835
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$112	$259
Payroll related accruals	412	907
Accrued and other liabilities	434	641
Income tax payable	2	2
Total current liabilities	960	1,809
Other liabilities	188	256
Total liabilities	1,148	2,065
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.001 par value, convertible, 2,500,000 shares authorized, no shares issued and outstanding at June 30, 2018 and June 30, 2017	—	—
Common stock, $0.001 par value, 15,000,000 shares authorized; 4,496,873 and 4,508,509 shares issued at June 30, 2018 and June 30, 2017, respectively; 4,097,346 and 4,111,281 shares outstanding at June 30, 2018 and June 30, 2017, respectively	190,570	190,382
Treasury stock, 399,527 and 397,228 shares at cost at June 30, 2018 and June 30, 2017, respectively	(4,128)	(4,121)
Additional paid-in capital	1,745	1,483
Accumulated deficit	(184,164)	(170,913)
Accumulated other comprehensive loss	(31)	(61)
Total stockholders’ equity	3,992	16,770
Total liabilities and stockholders’ equity	$5,140	$18,835

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	June 30,
	2018	2017
Revenue	$86	$2,328
Cost of revenue	36	1,293
Gross profit	50	1,035
Operating expenses:
Selling, general and administrative	5,629	7,508
Research and development	6,065	5,587
Loss on impairment of long-lived assets	1,693	—
Total operating expenses	13,387	13,095
Loss from operations	(13,337)	(12,060)
Interest and other income, net	86	306
Loss from operations before income taxes	(13,251)	(11,754)
Income tax expense	—	(2)
Net loss	(13,251)	(11,756)
Less: Net loss attributable to noncontrolling interest	—	(174)
Net loss attributable to Astrotech Corporation	$(13,251)	$(11,582)
Weighted average common shares outstanding:
Basic and diluted	4,061	4,084
Basic and diluted net loss per common share:
Net loss attributable to Astrotech Corporation	$(3.26)	$(2.84)
Other comprehensive loss, net of tax:
Net loss attributable to Astrotech Corporation	$(13,251)	$(11,582)
Available-for-sale securities
Net unrealized losses, net of zero tax expense	(94)	(20)
Reclassification adjustment for realized losses included in net loss, net of zero tax expense	124	60
Total comprehensive loss attributable to Astrotech Corporation	$(13,221)	$(11,542)

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Common Stock
	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity
Balance at June 30, 2016	4,125	$189,294	$(2,828)	$1,419	$(159,117)	$(101)	$(40)	$28,627
Net change in available-for-sale debt and marketable equity securities	—	—	—	—	—	40	—	40
Stock-based compensation	—	—	—	98	—	—	—	98
Forfeiture of stock-based compensation	(12)	(4)	—	(3)	—	—	—	(7)
Exercise of stock options	9	49	—	(31)	—	—	—	18
Share repurchases	(160)	—	(1,293)	—	—	—	—	(1,293)
Restricted stock issuance	149	1,043	—	—	—	—	—	1,043
Acquisition of non-controlling interest	—	—	—	—	(214)	—	214	—
Net loss	—	—	—	—	(11,582)	—	(174)	(11,756)
Balance at June 30, 2017	4,111	190,382	(4,121)	1,483	(170,913)	(61)	—	16,770
Net change in available-for-sale debt and marketable equity securities	—	—	—	—	—	30	—	30
Stock-based compensation	—	—	—	262	—	—	—	262
Cancellation of restricted stock	(12)	—	—	—	—	—	—	—
Share repurchases	(2)	—	(7)	—	—	—	—	(7)
Restricted stock issuance	—	188	—	—	—	—	—	188
Net loss	—	—	—	—	(13,251)	—	—	(13,251)
Balance at June 30, 2018	4,097	$190,570	$(4,128)	$1,745	$(184,164)	$(31)	$—	$3,992

See the accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(13,251)	$(11,756)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	450	1,134
Amortization	16	20
Depreciation	749	711
Net loss on sale of available-for-sale investment	124	60
Net loss on impairment on long-lived assets	1,693	—
Changes in assets and liabilities:
Accounts receivable	134	10
Cost, estimated earnings and billings, net of uncompleted contracts	—	451
Accounts payable	(147)	22
Other assets and liabilities	(552)	525
Income tax payable	—	2
Net cash used in operating activities	(10,784)	(8,821)
Cash flows from investing activities:
Sale of available-for-sale investments	7,229	3,744
Maturities of securities	1,949	4,636
Purchases of property and equipment	(19)	(499)
Net cash provided by investing activities	9,159	7,881
Cash flows from financing activities:
Payments for share repurchase	(7)	(1,293)
Proceeds from exercise of stock options	—	18
Net cash used in financing activities	(7)	(1,275)
Net change in cash and cash equivalents	(1,632)	(2,215)
Cash and cash equivalents at beginning of period	2,184	4,399
Cash and cash equivalents at end of period	$552	$2,184
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Income taxes paid	$—	$—

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2018 and 2017

(1) Description of the Company and Operating Environment

Astrotech Corporation (NASDAQ: ASTC) (“Astrotech,” “the Company,” “we,” “us” or “our”), a Delaware corporation organized in 1984, is a science and technology development and commercialization company that launches, manages, and builds scalable companies based on innovative technology in order to maximize shareholder value.

Business Overview

Segment Information – The Company operates two reportable business units, Astro Scientific and Astral Images Corporation. Since the Company operates in two segments, all financial segment information required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting (“FASB ASC 280”) can be found in Note 16, Segment Information.

Astro Scientific

Astro Scientific is a technology incubator that commercializes innovative technologies. Subsidiaries 1st Detect and Astrogenetix currently reside in Astro Scientific:

1st Detect - 1st Detect is a manufacturer of advanced chemical detection technology that detects and identifies trace amounts of explosives and narcotics. In April 2018, the Company announced that the TRACER 1000 entered the Developmental Testing and Evaluation (“DT&E”) process at the Department of Homeland Security’s (“DHS”) Transportation Security Laboratory (“TSL”). Successful completion and passing of the DT&E phase would lead to TSL Certification. TSL Certification is a significant endorsement that foreign governments and other U.S. government agencies consider when procuring explosives trace detector (“ETD”) instrumentation. Certification is also a major step towards being listed on the Transportation Security Administration’s (“TSA”) Qualified Products List (“QPL”), and subsequently being deployed in airports throughout the U.S. In addition, the Company also recently announced that the TRACER 1000 has been accepted into the TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) program, representing a major step toward inclusion on TSA’s exclusive Air Cargo Screening Technology List (“ACSTL”) and having the TRACER 1000 deployed at airports and cargo facilities worldwide to screen checked luggage and other air cargo. The instrument was designed to enable air carriers, freight forwarders, shippers, and independent cargo facilities to stay ahead of evolving threats while optimizing cargo throughput. Finally, the Company also announced that the TRACER 1000 was accepted into European Civil Aviation Conference’s (“ECAC”) evaluation process for both passenger and cargo screening in airports. ECAC is the European equivalent to the U.S. TSA. The ECAC Certification would be a significant milestone that will allow us to begin selling to airports and governments internationally.

There is no assurance that any of the further steps detailed in the milestones mentioned above will be achieved or that our technology will be approved by any of the programs listed.

Astrogenetix - Astrogenetix was developing a fast-track, on-orbit discovery platform using the International Space Station to develop vaccines. We were working with Texas A&M University to obtain additional funding from NASA, which was declined subsequent to year-end. Future efforts at Astrogenetix have therefore been halted due to the lack of funding.

Astral Images Corporation

Astral Images - Astral is a developer of advanced film restoration and enhancement software. Astral’s artificial intelligence (“AI”)-driven algorithms remove dust, scratches, and defects from film while converting the content to a digital format with significantly enhanced resolution. In addition, the intelligent software automatically restores the film’s original color, optimizing the content to be viewed in 4K.

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

Production Unit Sales and Software Licensing Agreements

When revenue for sale of manufactured product is commenced or when the Company licenses its software for use, the Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when a firm sales contract or invoice is in place, delivery has occurred or services have been provided, and collectability is reasonably assured. In fiscal year 2018, the Company had two revenue sources and, in both arrangements, there were no undelivered elements at June 30, 2018.

Construction-Type and Production-Type Contracts

In the prior year, most of the Company’s revenue was derived from contracts to manufacture mass spectrometers to a buyer’s specification. These contracts are accounted for under the provisions of FASB ASC Topic 605-35 “Revenue Recognition: Construction-Type and Production-Type Contracts.” These contracts are fixed-price and are recorded on the percentage-of-completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs, and making related assumptions for schedule and technical issues. With respect to contract change orders, claims, or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable.

The Company enters into fixed-priced subcontracts on government projects. Revenue from certain long-term, integrated project management contracts to provide new prototypes and completion services is reported on the percentage-of-completion method of accounting. At the outset of each contract, the Company prepares a detailed analysis of our estimated cost to complete the project, and our progress is based on the percentage of projected cost incurred. Risks related to service delivery, usage, productivity, and other factors are considered in the estimation process. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders, and claims, less costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the total estimated contract profit times the current percentage complete for the contract. The Company did not recognize any revenue from contracts to manufacture mass spectrometers to a buyer’s specification in fiscal year 2018. As of June 30, 2018, there were not any unrecognized contract revenues or costs.

Research and Development

Research and development costs are expensed as incurred. Research and development costs are used to improve system functionality, streamline and simplify the user experience, and extend our capabilities into customer-defined, application-specific opportunities. Other research and development activities include building innovative solutions consisting of customized off-the-shelf hardware and internally-developed, reliable AI software and services. Furthermore, the Company aggressively seeks patent protection from the U.S. Patent & Trademark Office and foreign patent offices.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share as the potential dilutive shares are considered to be anti-dilutive. For more information, see Note 13.

Cash and Cash Equivalents

The Company considers short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are comprised primarily of operating cash accounts, money market investments, and certificates of deposits.

Accounts Receivable

The carrying value of the Company’s accounts receivable, net of the allowance for doubtful accounts, represents their estimated net realizable value. Astrotech estimates the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. The Company anticipates collecting all unreserved receivables within one year. As of June 30, 2018 and 2017, there was no allowance for doubtful accounts deemed necessary.

Inventory

The Company computes inventory cost on a first-in, first-out basis, and inventory is valued at the lower of cost and net realizable value. The valuation of inventory also requires the Company to estimate obsolete and excess inventory as well as inventory that is not of saleable quality.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. All furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets, which is generally five years. Purchased software is typically depreciated over three years. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the term of the lease. Repairs and maintenance are expensed when incurred.

Impairment of Long-Lived Assets

The Company continuously evaluates its long-lived assets for impairment to assess whether the carrying amount of an asset may not be recoverable. Our evaluation is based on an assessment of potential indicators of impairment, such as an adverse change in the business climate that could affect the value of an asset, current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of an asset, and a current expectation that, more likely than not, an asset will be disposed of before the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Recoverability of long-lived assets is dependent on a number of conditions, including uncertainty about future events and demand for our services.

During the fourth quarter of fiscal year 2018, the Company determined that there was an impairment indicator associated with the Color ICE™ software platform and scanner of Astral (“Astral assets”). During the quarter, management’s push to sell a newer version of Astral’s Color ICE™ software to a major scanning company was postponed, possibly indefinitely. In addition, even though the Company secured its first contract subsequent to year-end that utilizes Astral’s latest software, the expectations under the contract remain unclear and the contract could yield limited, or possibly no, additional revenue. In light of the Company’s limited resources, expenses in Astral have been reduced and efforts have been scaled back until the market begins to develop. Due to the delay in the development of the market which has to date not yielded significant revenues, management believes that, for the foreseeable future, it is probable that Astral net cash flows will continue to fall short of the value of the Astral assets. Management therefore recorded an impairment charge of $1.6 million in fiscal year 2018. As of June 30, 2018, the fair value of these assets was immaterial.

On June 1, 2018, the Company entered into its third amendment of the original lease for the 1st Detect facility removing 8,118 square feet from its leased space. Management therefore wrote-off the leasehold improvements and other assets associated with this reduction of square footage. The total amount associated with this impairment is $114 thousand. See Note 15 for more information relating to the amended lease agreement.

Fair Value of Financial Instruments

Astrotech’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. Management believes the carrying amounts of these assets and liabilities approximates their fair value due to their liquidity. For more information about the Company’s accounting policies surrounding fair value investments, see Note 9.

Available-for-Sale Investments

Investments that are designated as available-for-sale are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss. The Company determines the cost of investments sold based on a first-in, first-out cost basis at the individual security level. The Company’s investments are subject to a periodic impairment review and are evaluated based on the specific facts and circumstances present at the time of assessment, which include consideration of general market conditions, the duration and extent to which the fair value is below cost, and the Company’s ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other than temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments, net of previously recorded gains (losses). For more information on investments, see Note 4.

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

Share-Based Compensation

The Company accounts for share-based awards to employees based on the fair value of the award on the grant date. The fair value of stock options is estimated using the expected dividend yields of the Company’s stock, the expected volatility of the stock, the expected length of time the options remain outstanding, and the risk-free interest rates. Changes in one or more of these factors may significantly affect the estimated fair value of the stock options. The Company recognizes forfeitures as they occur. The fair value of awards that are likely to meet goals, if any, are recorded as an expense over the vesting period. For more information, see Note 11.

Noncontrolling Interest

Noncontrolling interest accounting is applied for any entities where the Company maintains control but less than 100% ownership. The Company clearly identifies the noncontrolling interest in the balance sheets and income statements. The Company also discloses three measures of net loss: net loss, net loss attributable to noncontrolling interest, and net loss attributable to Astrotech Corporation. The Company’s operating cash flows in its consolidated statements of cash flows reflect net loss, while basic and diluted loss per share calculations reflect net loss attributable to Astrotech Corporation.

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

Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition (as updated by ASU 2015-14 in August 2015, ASU 2016-08 in March 2016, and ASU 2016-20 in December 2016). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 was to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. ASU 2015-14 delayed the required adoption date for public entities to periods beginning after December 15, 2017, although early adoption to the original effective date under ASU 2014-09 is permitted. Once implemented, the Company can use one of two retrospective application methods for prior periods.

Astrotech has completed its evaluation of the provisions of this standard and concluded that the adoption will not result in a material adjustment to beginning accumulated deficit as the Company does not have any uncompleted revenue contracts. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing the service.

The Company will adopt this new standard effective July 1, 2018 using the modified retrospective method of adoption as permitted by the standard. Under this method, the cumulative effect of initially applying the standard is recognized as an adjustment to the opening balance of stockholders’ equity, and revenues reported in the periods prior to the date of adoption are not changed.  Astrotech will not, however, make such an adjustment to stockholders’ equity as a result of our evaluation. The adoption of Topic 606 will have no material impact on our financial position, results of operations, stockholders’ equity, or cash flows.

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

In February 2016, the FASB issued ASU 2016-02: Leases (Topic 842) and ASU 2018-10: Codification Improvements to Topic 842, Leases. These ASUs require that a lessee recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. For income statement purposes, leases are still required to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The Company is assessing the impact the adoption of these standards will have on its financial statements and plans to adopt this ASU in fiscal year 2020.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company adopted the provisions of ASU 2016-15 effective July 1, 2018, and it appears that the adoption of this standard will not impact the Company’s consolidated statement of cash flows going forward.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance is expected to reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as a modification. Changes to the terms or conditions of a share-based payment award that do not impact the fair value of the award, vesting conditions, and the classification as an equity or liability instrument will not need to be assessed under modification accounting. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The Company adopted the provisions of ASU 2017-09 effective July 1, 2018. The adoption of ASU 2017-09 did not impact the Company’s accounting for its stock-based compensation.

(3) Going Concern

Financial Condition

The Company’s consolidated financial statements for the year ended June 30, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2018, the Company has working capital of $3.3 million. The Company reported a net loss of $13.3 million for the fiscal year 2018 and a net loss attributable to the Company of $11.6 million for the fiscal year 2017, along with net cash used in operating activities of $10.8 million for the fiscal year 2018 and net cash used in operating activities of $8.8 million for the fiscal year 2017. This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the audited financial statements are issued.

Management’s Plans to Continue as a Going Concern

The Company remains resolute in identifying the optimal solution to its liquidity issue. The Company is currently evaluating several potential sources for additional liquidity. These include, but are not limited to, selling the Company or a portion thereof, debt financing, equity financing, merging, or engaging in a strategic partnership. On July 3, 2018, management filed Form S-3 to raise possible funds through the capital markets. The Company is currently evaluating potential offering of any combination of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. However, additional funding may not be available when needed or on terms acceptable to us.  If we are unable to generate funding within a reasonable timeframe, we may have to delay, reduce or terminate our research and development programs, limit strategic opportunities or curtail our business activities. Astrotech’s consolidated financial statements as of June 30, 2018 do not include any adjustments that might result from the outcome of this uncertainty.

(4) Investments

The following tables summarize gains and losses related to the Company’s investments:

	June 30, 2018
Available-for-Sale	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$1,751	$—	$(23)	$1,728
Fixed Income Bonds	1,333	—	(5)	1,328
Time Deposits	548	—	(3)	545
Total	$3,632	$—	$(31)	$3,601

	June 30, 2017
Available-for-Sale	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$9,104	$—	$(61)	$9,043
Fixed Income Bonds	3,048	—	—	3,048
Time Deposits	799	—	—	799
Total	$12,951	$—	$(61)	$12,890

The Company has certain financial instruments on its consolidated balance sheet related to interest bearing time deposits and fixed income bonds. These time deposits are included in “Short-term investments” if the maturities at the end of the reporting period were 360 days or less or “Long-term investments” if the maturities at the end of the reporting period were over 360 days. Fixed income investments maturing over the next one to three years comprise a set of highly diversified bonds issued by various corporations and entities that in aggregate represent an above average investment-grade fixed income portfolio.

	Carrying Value
	Short-Term Investments		Long-Term Investments
(In thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Mutual Funds - Corporate & Government Debt	$1,728	$9,043	$—	$—
Time Deposits
Maturities from 1-90 days	—	—	—	—
Maturities from 91-360 days	495	250	—	—
Maturities over 360 days	—	—	50	549
Fixed Income Bonds
Maturities less than 1 year	1,328	1,607	—	—
Maturities from 1-3 years	—	—	—	1,441
Total	$3,551	$10,900	$50	$1,990

(5) Noncontrolling Interest

Astral was created in conjunction with a noncontrolling interest, resulting in Astrotech owning 72% of Astral at the point of creation and 100% as of June 30, 2017 and 2018. The following table details the contributions from the Company and the noncontrolling interest owner and the Company’s ownership percentage of Astral:

(In thousands)	Astrotech	Noncontrolling Owner (1)	Astrotech Ownership
Initial investment	$1,422	$422	72%
Additional contributions made in fiscal year 2015	1,000	—	83%
Additional contributions made in fiscal year 2016	3,000	—	92%
Additional contributions made in fiscal year 2017	3,500	(422)	100%
Additional contributions made in fiscal year 2018	—	—	100%
Total Contributions	$8,922	$—

(1)	Astrotech acquired full ownership of Astral Images in fiscal year 2017.

(In thousands)	2018	2017
Beginning balance	$—	$(40)
Net loss attributable to noncontrolling interest	—	(174)
Acquisition of minority interest (1)	—	214
Ending balance	$—	$—

(1)	The noncontrolling interest holder relinquished his interest in Astral on June 30, 2017.

(6) Property and Equipment

As of June 30, 2018 and 2017, property and equipment consisted of the following:

	June 30,
(In thousands)	2018	2017
Furniture, Fixtures, Equipment & Leasehold Improvements	$2,554	$3,309
Software	326	2,053
Capital Improvements in Progress	—	—
Gross Property and Equipment	2,880	5,362
Accumulated Depreciation	(2,147)	(2,182)
Property and Equipment, net	$733	$3,180

During the fourth quarter of fiscal year 2018, the Company determined that there was an impairment indicator associated with the Color ICE™ software platform and scanner of the Astral assets. During the quarter, management’s push to sell a newer version of Astral’s Color ICE™ software to a major scanning company was postponed, possibly indefinitely. In addition, even though the Company secured its first contract subsequent to year-end that utilizes Astral’s latest software, the expectations under the contract remain unclear and the contract could yield limited, or possibly no, additional revenue. In light of the Company’s limited resources, expenses in Astral have been reduced and efforts have been scaled back until the market begins to develop. Due to the delay in the development of the market which has to date not yielded significant revenues, management believes that, for the foreseeable future, it is probable that Astral net cash flows will continue to fall short of the value of the Astral assets. Management therefore recorded an impairment charge of $1.6 million in fiscal year 2018. As of June 30, 2018, the fair value of these assets was immaterial.

Depreciation and amortization expense of property and equipment was $0.7 million for each of the years ended June 30, 2018 and 2017.

(7) Accrued and Other Liabilities

The following table represents the balances of accrued and other liabilities on the consolidated balance sheet as of June 30, 2018 and 2017:

(In thousands)	June 30, 2018	June 30, 2017
Accrued payroll, bonuses, and other payroll related liabilities	$412	$907
Accrued expenses	393	536
Other current liabilities	41	105
Total	$846	$1,548

(8) Debt

The Company had no outstanding debt as of June 30, 2018 and 2017.

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of June 30, 2018 and June 30, 2017:

	June 30, 2018
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$1,728	$1,728	$—	$—	$1,728
Bonds: 0-1 year	1,328	—	1,328	—	1,328
Time deposits: 91-360 days	495	—	495	—	495
Time deposits: over 360 days	50	—	50	—	50
Total	$3,601	$1,728	$1,873	$—	$3,601

	June 30, 2017
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$9,043	$9,043	$—	$—	$9,043
Bonds: 0-1 year	1,607	—	1,607	—	1,607
Bonds: 1-3 years	1,441	—	1,441	—	1,441
Time deposits: 91-360 days	250	—	250	—	250
Time deposits: over 360 days	549	—	549	—	549
Total	$12,890	$9,043	$3,847	$—	$12,890

(10) Business Risk and Credit Risk Concentration Involving Cash

For the fiscal year ended June 30, 2018, the Company had two customers that together comprised all of the Company’s revenue. All of the Company’s revenue for the fiscal year ended June 30, 2017 came from two different customers. The following tables summarize the concentrations of sales and trade accounts receivable percentages for the Company’s customers:

	Year Ended June 30, 2018	Year Ended June 30, 2017
	Percentage of Total Sales	Percentage of Total Sales
NGCD Partner	—	40%
DHS S&T Partner	—	60%
Large Post-Production Film Company	48%	—
Aerospace Manufacturing Company	52%	—

	June 30, 2018	June 30, 2017
	Percentage of Trade A/R	Percentage of Trade A/R
DHS S&T Partner	—	100%

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

(11) Common Stock Incentive, Stock Purchase Plans, and Other Compensation Plans

2008 Stock Incentive Plan (“2008 Plan”)

The 2008 Plan was created to promote growth of the Company by aligning the long-term financial success of the Company with the employees, directors, and consultants. At the time of approval, 1,100,000 shares of Astrotech’s common stock were reserved for issuance under this plan. The 2008 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock options, stock appreciation rights (“SARs”), and restricted stock to employees, directors, and consultants of the Company. As of June 30, 2018, there were 0 shares available for grant under the 2008 Plan.

2011 Stock Incentive Plan (“2011 Plan”)

The 2011 Plan was designed to increase shareholder value by compensating employees over the long term. The plan is to be used to promote long-term financial success and execution of the Company’s business strategy. At the time of approval, 350,000 shares of Astrotech’s common stock were reserved for issuance under this plan. On June 26, 2014, an additional 400,000 shares of Astrotech’s common stock were approved for issuance under this plan. On December 7, 2017, an additional 225,000 shares of Astrotech’s common stock were approved for issuance under this plan. The 2011 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock, stock options, SARs, and restricted stock to employees, directors, and consultants of the Company. As of June 30, 2018, there were 243,677 shares available for grant under the 2011 Plan.

Stock Option Activity Summary

The Company’s stock option activity for the years ended June 30, 2018 and 2017 was as follows:

	Shares (In thousands)	Weighted Average Exercise Price
Outstanding at June 30, 2016	191	$5.90
Granted	185	6.15
Exercised	(9)	1.95
Canceled or expired	(2)	15.05
Outstanding at June 30, 2017	365	$6.25
Granted	—	—
Exercised	—	—
Canceled or expired	(4)	5.30
Outstanding at June 30, 2018	361	$5.48

The aggregate intrinsic value of options exercisable at June 30, 2018 was $29 thousand as the fair value of the Company’s common stock is more than the exercise prices of these options. The aggregate intrinsic value of all options outstanding at June 30, 2018 was $29 thousand.

Range of exercise prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Options Exercisable Weighted- Average Exercise Price
$1.60 – 3.55	93,950	3.13	$3.06	93,950	$3.06
$5.30 – 8.35	266,578	7.66	6.30	128,616	6.22
$16.00 – 16.00	600	6.78	16.00	600	16.00
$1.60 – 16.00	361,128	6.48	$5.48	223,166	$4.92

Compensation costs recognized related to vested stock option awards during the years ended June 30, 2018 and 2017 were $0.3 million and $0.1 million, respectively. At June 30, 2018, there was $0.4 million of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock

The Company’s restricted stock activity for the years ended June 30, 2018 and 2017, was as follows:

	Shares (In thousands)	Weighted Average Grant-Date Fair Value
Outstanding at June 30, 2016	31	$15.70
Granted	52	8.65
Exercised	(15)	15.85
Canceled or expired	(12)	11.90
Outstanding at June 30, 2017	56	$9.95
Granted	—	—
Exercised	(16)	13.37
Canceled or expired	(12)	8.35
Outstanding at June 30, 2018	28	$10.16

Compensation costs recognized related to vested restricted stock awards during the years ended June 30, 2018 and 2017 were $0.2 million and $1.0 million, respectively. At June 30, 2018, there was $0.1 million of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.2 years.

Fair Value of Stock-Based Compensation

Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes model on the date of grant of stock options.  The fair values of stock options are amortized as compensation expense on a straight-line basis over the vesting period of the grants.  The Company recognizes forfeitures as they occur.  The assumptions used for the years ended June 30, 2018 and 2017 and the resulting estimates of weighted-average fair value per share of options granted or modified are summarized in the following table:

	Year Ended June 30, 2018	Year Ended June 30, 2017
Expected Dividend Yield	—	—
Expected Volatility	113%	124%
Risk-Free Interest Rates	2.86%	2.42%
Expected Option Life (in years)	3.50	6.61
Weighted-average grant-date fair value of options awarded	$2.83	$6.15

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

•	The estimate of the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.
•	For the years ended June 30, 2018 and June 30, 2017, the Company used the simplified method of calculating the expected life of the options.

Securities Repurchase Program

On December 16, 2014, the Board of Directors amended the share repurchase program to allow for the repurchase of up to $5.0 million more treasury shares until December 31, 2015. On December 3, 2015, the Board authorized an extension of the share repurchase program through December 31, 2016. The share repurchase program ended as of December 31, 2016. At the conclusion of the share repurchase program, the Company had repurchased 37,727 shares of common stock at a cost of $492 thousand, which represents an average cost of $13.04 per share.

Shares Repurchased from Related Parties

In August 2016, the Company repurchased 38,400 shares issued to the Chief Financial Officer and the Chief Operating Officer related to their tax withholding obligations at a cost of $308 thousand which represents an average price of $8.02 per share. In December 2016, the Company repurchased 120,370 shares from the Chief Executive Officer at a cost of $975 thousand, which represents an average cost of $8.10 per share.

(12) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of June 30, 2018 and 2017, the Company had established a full valuation allowance against all of its net deferred tax assets.

For the fiscal year ended June 30, 2018, the Company incurred losses from operations in the amount of $13.3 million. The total effective tax rate is approximately 0% for the fiscal year. There is no current state tax expense.

FASB ASC 740, Income Taxes addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had no unrecognized tax benefit for the years ended June 30, 2018 and 2017.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. In the second quarter, the Company revised its estimated annual effective rate to reflect a change in its federal statutory rate from 35% to 21%. The rate change is effective on January 1, 2018; therefore, the Company’s blended statutory tax rate for the fiscal year ended June 30, 2018 is 28%. The Company’s tax asset was evaluated at 21%. At June 30, 2018, the Company has not completed its accounting for all of the tax effects of enactment of the Act; however, a reasonable estimate has been made. Note that the Company currently has net operating loss carryovers. A valuation allowance has been recorded to fully reserve for net operating loss carryovers, other carryovers, and book/tax differences on the balance sheet.

For the years ended June 30, 2018 and 2017, the Company’s effective tax rate differed from the federal statutory rate of 28% and 35% respectively, primarily due to the valuation allowance placed against its net deferred tax assets.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized.

The components of income tax expense from operations are as follows (in thousands):

	Year Ended June 30,
	2018	2017
Current
Federal	$—	$—
State and local	—	(2)
Total income tax expense	$—	$(2)

A reconciliation of the reported income tax expense to the amount that would result by applying the U.S. Federal statutory rate to the loss before income taxes to the actual amount of income tax expense recognized follows (in thousands):

	Year Ended June 30,
	2018	2017
Expected benefit	$3,647	$3,996
State tax expense	—	(2)
Change in temporary tax adjustments	(3,608)	(3,905)
Other permanent items	(39)	(91)
Total income tax expense	$—	$(2)

The impact of the change in tax rate due to the tax reform had an effect of $858 thousand and it was offset by the change in the valuation allowance.

The Company’s deferred tax assets as of June 30, 2018 and 2017 consist of the following (in thousands):

	Year Ended June 30,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$15,976	$20,439
Alternative minimum tax credit carryforwards	857	857
Accrued expenses and other timing	983	1,344
Total gross deferred tax assets	$17,816	$22,640
Less — valuation allowance	(17,518)	(22,195)
Net deferred tax assets	$298	$445
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	$(298)	$(445)
Total gross deferred tax liabilities	(298)	(445)
Net deferred tax assets (liabilities)	$—	$—

The Company files consolidated returns for federal, Florida, and Texas income and franchise taxes. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be utilized to offset future tax liabilities. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2018, the Company provided a full valuation allowance of approximately $17.5 million against its net deferred tax assets.

The valuation allowance decreased by approximately $4.7 million for the year ended June 30, 2018. Since the Company reflects a full valuation allowance against its deferred tax assets, there has been no income tax impact from these changes.

At June 30, 2018, the Company had net operating loss carryforwards of approximately $69.0 million ($14.5 million, tax effected) for federal income tax purposes that are available to offset future regular taxable income. These net operating loss carryforwards expire between the years 2021 and 2037. Utilization of some of these net operating losses is limited due to the changes in stock ownership of the Company associated with the October 2007 Exchange Offer; as such, the benefit from these losses may not be realized.

At June 30, 2018, the Company also has accumulated state net operating loss carryforwards of approximately $35.7 million ($1.5 million, tax effected) that are available to offset future state taxable income. These net operating loss carryforwards expire between the years 2031 and 2037. These losses may also be subject to utilization limitations; as such, the benefit from these losses may not be realized.

The Company has a temporary credit for business loss carryovers that may be utilized to offset its Texas margin tax. At June 30, 2018, the credit amount is $0.5 million ($0.3 million, tax effected). These credits may be used to offset $39 thousand of state tax liability each year and will expire in 2027.

At June 30, 2018, the Company has $0.9 million of alternative minimum tax credit carryforwards available to offset future regular tax liabilities.

Uncertain Tax Positions

The Company had no uncertain tax positions at June 30, 2018 and 2017.

The Company recognizes interest and penalties related to income tax matter in income tax expense. For the years ended June 30, 2018 and 2017, the Company did not recognize any interest expense for uncertain tax positions.

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

Reconciliation and the components of basic and diluted net loss per share are as follows (in thousands, except per share data):

	Year Ended
	2018	2017
Numerator:
Amounts attributable to Astrotech Corporation, basic and diluted:
Net loss attributable to Astrotech Corporation	$(13,251)	$(11,582)
Denominator:
Denominator for basic and diluted net loss per share attributable to Astrotech Corporation — weighted average common stock outstanding	4,061	4,084
Basic and diluted net loss per common share:
Net loss attributable to Astrotech Corporation	$(3.26)	$(2.84)

* These amounts have been adjusted for the Reverse Stock Split.

All unvested restricted stock awards for the year ended June 30, 2018 are not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive. Options to purchase 361,128 shares of common stock at exercise prices ranging from $1.60 to $16.00 per share outstanding for the year ended June 30, 2018 were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive. Options to purchase 365,253 shares of common stock at exercise prices ranging from $1.60 to $16.00 per share outstanding for the year ended June 30, 2017 were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive.

(14) Employee Benefit Plans

Astrotech has a defined contribution retirement plan, which covers substantially all employees and officers. For each of the years ended June 30, 2018 and 2017, the Company has contributed the required match of $0.2 million to the plan. The Company has the right, but not an obligation, to make additional contributions to the plan in future years at the discretion of the Company’s Board of Directors. The Company has not made any additional contributions for the years ended June 30, 2018 and 2017.

(15) Commitments and Contingencies

The Company is obligated under non-cancelable operating leases for equipment and office space. Future minimum payments under the operating leases are as follows (in thousands):

For the Year Ended June 30,
2019	$368
2020	344
2021	198
2022	204
2023	210
Thereafter	143
Total	$1,467

Rent expense was approximately $0.4 million for each of the years ended June 30, 2018 and 2017.

Astrotech Corporation leases office space consisting of 5,219 square feet in Austin, Texas and houses executive management, finance and accounting, marketing and communications, and the staff of our Astral subsidiary. The lease began in November 2016 and expires in December 2023 with a provision to renew and extend the lease for the entire premises for one renewal term of five years. Astrotech must, in writing, advise the landlord of its intention to renew the lease at least eight months before the expiration of its current lease in order to renew the lease.

In May 2013, 1st Detect completed build-out of a new 16,540 square foot leased research and development and production facility in Webster, Texas.  This new facility is equipped with state-of-the-art laboratories, a clean room, a production shop, and offices for staff.  The term of the lease is 62 months and includes options to extend for two additional five-year periods. In February 2015, 1st Detect exercised its right of first refusal on the adjoining space of 9,138 square feet. The original lease began in May 2013 and was to expire in June 2018; these dates were amended in October 2014 with the amended lease beginning February 1, 2015, and expiring April 30, 2020, with provisions to renew and extend the lease for the entire premises, but not less than the entire premises, for two renewal terms of five years each. On June 1, 2018, the Company entered into its third amendment of the original lease removing 8,118 square feet from its leased space, leaving leased premises with a total square footage of 17,560.

In July 2015, Astral subleased premises consisting of approximately 4,000 square feet in Austin, Texas. The lease terminated at the end of June 2018.

Employment Contracts

The Company has entered into an employment contract with a key executive. Generally, certain amounts may become payable in the event the Company terminates the executive’s employment.

Legal Proceedings

The Company is not party to, nor are its properties the subject of, any material pending legal proceedings.

(16) Segment Information

The Company currently has two reportable business units: Astro Scientific and Astral Images Corporation.

Astro Scientific

Astro Scientific is a technology incubator that commercializes innovative technologies. Subsidiaries 1st Detect and Astrogenetix currently reside in Astro Scientific:

1st Detect - 1st Detect is a manufacturer of advanced chemical detection technology that detects and identifies trace amounts of explosives and narcotics.

Astrogenetix – Astrogenetix was developing next-generation vaccines but, due to recent developments, has been put on hold indefinitely.

Astral Images Corporation

Astral Images - Astral is a developer of advanced film restoration and enhancement software.

All intercompany transactions between business units have been eliminated in consolidation.

Key financial metrics of the Company’s segments for the years ended June 30, 2018 and 2017 are as follows:

	Year Ended June 30, 2018
(In thousands)	Revenue	Depreciation	Loss on Impairment of Long-Lived Assets	Loss Before Income Taxes
Astro Scientific	$46	$392	$(114)	$(9,582)
Astral	40	357	(1,579)	(3,669)
Total	$86	$749	$(1,693)	$(13,251)

	Year Ended June 30, 2017
(In thousands)	Revenue	Depreciation	Loss on Impairment of Long-Lived Assets	Loss Before Income Taxes
Astro Scientific	$2,320	$390	$—	$(9,058)
Astral	8	321	—	(2,696)
Total	$2,328	$711	$—	$(11,754)

	June 30, 2018
(In thousands)	Fixed Assets, Net	Total Capital Expenditures	Total Assets
Astro Scientific	$699	$8	$5,075
Astral	34	11	65
Total	$733	$19	$5,140

	June 30, 2017
(In thousands)	Fixed Assets, Net	Total Capital Expenditures	Total Assets
Astro Scientific	$1,224	$468	$16,833
Astral	1,956	31	2,002
Total	$3,180	$499	$18,835

(17) Subsequent Events

On July 3, 2018, the Company filed a Form S-3 shelf registration statement with the SEC for a maximum offering amount of $30 million. The shelf registration was subsequently deemed effective by the SEC on August 20, 2018.

On September 11, 2018, Astrogenetix received notification from NASA that its application for additional funding was declined.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal controls through the oversight of the operations of the Company, and, based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and information required to be disclosed by us in the reports that we file under Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decision regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive and financial officers, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of June 30, 2018, based on the frame-work in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of June 30, 2018.

In the first quarter of fiscal year 2018, we noted a material weakness in the design and operation of our internal control over financial reporting. The following material weakness was present at September 30, 2017:

•

Our internal controls over the mathematical accuracy of disclosed amounts failed, resulting in an inadvertent error in the calculation of “Net Loss per Common Share” in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2017 and 2016.

Remediation

We have remediated the material weakness described above by implementing the following procedures:

•	Designed a remediation action for the review and analysis of earnings per share and improved the related policy and procedures;
•	Expanded review of financial disclosures; and
•	Further documented our tie-out to our internal calculations.

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

Item 9B.   Other Information

None.

PART III

As set forth below, the information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated herein by reference to the Company’s definitive proxy statement to be used in connection with its 2018 Annual Meeting of Stockholders and which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended June 30, 2018 (the “2018 Proxy Statement”), in accordance with General Instructions G(3) of Form 10-K.

Item 10.    Directors, Executive Officers, and Corporate Governance

The information required by Item 10 will be contained in, and is hereby incorporated by reference to, the 2018 Proxy Statement.

Item 11.  Executive Compensation

The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2018 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2018 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2018 Proxy Statement.

Item 14.   Principal Accounting Fees and Services

The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2018 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following documents are filed as part of the report:

Financial Statements.

The following consolidated financial statements of Astrotech Corporation and its wholly-owned and majority-owned subsidiaries and related notes, are set forth herein as indicated below.

Exhibit No.	Description of Exhibit

(3)	Certificate of Incorporation and Bylaws

3.1

Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2017).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2017).

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2017).

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

4.10

Amendment Nine to Rights Agreement, dated as of February 22, 2018, between Astrotech Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-A/A filed on February 27, 2018).

4.11

Amendment Ten to Rights Agreement, dated as of August 6, 2018, between Astrotech Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on August 6, 2018).

(21)	Astrotech Corporation and Subsidiaries — Subsidiaries of the Registrant

(23)	Consents of Experts and Counsel

23.1	Consent of BDO USA, LLP.

(31)	Rule 13a-14(a) Certifications

31.1	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Eric Stober, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32)	Section 1350 Certifications

32.1	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Eric Stober, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astrotech Corporation

By:	/s/ Thomas B. Pickens III
Thomas B. Pickens III
Chief Executive Officer

Date: September 25, 2018

By:	/s/ Eric N. Stober
Eric N. Stober
Chief Financial Officer and
Principal Accounting Officer

Date: September 25, 2018

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

/s/ Thomas B. Pickens III	Chairman of the Board and Chief Executive Officer	September 25, 2018
Thomas B. Pickens III

/s/ Mark Adams	Director	September 25, 2018
Mark Adams

/s/ Ronald W. Cantwell	Director	September 25, 2018
Ronald W. Cantwell

/s/ Daniel T. Russler, Jr.	Director	September 25, 2018
Daniel T. Russler, Jr.

/s/ Eric N. Stober	Chief Financial Officer and Principal Accounting Officer	September 25, 2018
Eric N. Stober