Form 10-K/A
period 2018-06-30
ASTROTECH Corp
filed 2018-10-26
CIK 1001907

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Astrotech Corporation (the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K (this “Amendment”) to amend the Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (File Number 001-34426) (the “Form 10-K”) as filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on September 25, 2018. This Amendment is being filed solely to provide the information required by Part III of Form 10-K. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications of the Company’s chief executive officer and chief financial officer.

This Amendment does not modify or update the other disclosures presented in the Form 10-K. Except as expressly provided herein, this Amendment does not reflect events occurring after the filing of the original Form 10-K (i.e., those events occurring after September 25, 2018) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC.

BASIS OF PRESENTATION

Unless otherwise indicated, all references to “Astrotech,” “we,” “us,” “our,” “ourselves” and the “Company” relate to Astrotech Corporation and its wholly and majority-owned subsidiaries unless the context indicates otherwise.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

The following sets forth information concerning members of the Board of Directors:

Current Directors	Principal Occupation	Age as of October 26, 2018	Director Since
Thomas B. Pickens III	Chairman and Chief Executive Officer of Astrotech Corporation	61	2004
Mark Adams *	Founder and CEO, Waterloo Medical Solution, LLC	57	2007
Daniel T. Russler, Jr. *	Principal, Family Asset Management, LLC	55	2011
Ronald W. Cantwell *	President, VC Holdings, Inc.	75	2015
Tom Wilkinson *	Chief Executive Officer, Xplore Technologies	49	2018

* Indicates independent director

Current Directors

Thomas B. Pickens III
Chairman and Chief Executive Officer of Astrotech Corporation

Mr. Pickens currently serves as Chairman of the Board and Chief Executive Officer of Astrotech Corporation (NASDAQ: ASTC) and has held that position since January 2007. Mr. Pickens also currently serves as CEO of the Astrotech subsidiaries 1st Detect Corporation, Astrogenetix Corporation and Astral Images Inc.

From 1982 to 1984, Mr. Pickens was the founder and President of Beta Computer Systems, Inc.; from 1985 to 1995, founder and President of T.B. Pickens & Co.; from 1986 to 1988, founder and General Partner of Grace Pickens Acquisition Partners L.P.; from 1988 to 1989, founder and Managing Partner of Sumpter Partners. From 1988 to 1994, Mr. Pickens was the CEO of Catalyst Energy Corporation and CEO of United Thermal Corporation (NYSE), President of Golden Bear Corporation, President of United Hydro, Inc., President of Slate Creek Corporation and President of Eury Dam Corporation. From 1995 to 2003, Mr. Pickens was the founder and CEO of U.S. Utilities, The Code Corporation, Great Southern Water Corp., South Carolina Water & Sewer, Inc. and the founder and Managing Partner of Pickens Capital Income Fund L.P. From 2004 to 2006, he was the Co-Chairman of the Equity Committee during the bankruptcy of Mirant Corp. (NASDAQ: MIRKQ).

Mr. Pickens is currently the Chairman of the Board of Astrotech Corporation, 1st Detect Corporation, Astrogenetix Corporation and Astral Images, Inc. and was the Chairman of the Board of Xplore Technologies Corporation (NASDAQ: XPLR) until it was sold to Zebra Technologies NASDAQ: ZBRA) in July 2018. He has served as the Chairman of the Board of Astrotech Space Operations, Inc., Beta Computer Systems, Inc., Catalyst Energy Corporation, United Thermal (NYSE), Century Power Corporation, Vidilia Hydroelectric Corporation, U.S. Utilities, Great Southern Water Corp. and South Carolina Water & Sewer, Inc. He has served as a member on the boards of Trenwick America Reinsurance Corporation, Spacehab Inc. (NASDAQ), Advocate MD, Optifab, Inc. (NASDAQ) and was the New York chapter Chairman of United Shareholders Association, a shareholders’ rights organization.

Mark Adams
Founder and CEO, Waterloo Medical Solution, LLC

Mr. Adams is the co-founder and Chief Executive Officer of Waterloo Medical Solution, LLC which began operations in 2016. Prior to this in 2009, he co-founded SOZO Global. Inc., a specialty based nutritional products company and served as the company’s Chairman and Chief Executive Officer from 2011 until it was sold in 2016. Prior to that in 2003, Mr. Adams founded and ran as Chairman and Chief Executive Officer, Advocate, MD Financial Group, Inc., a leading Texas-based medical liability insurance holding company which he sold in 2009 and continued to run as Chief Executive Officer through 2011. Mr. Adams is also a founding partner in several other companies. Some of the companies he founded and currently owns include Murphy Adams Restaurant Group, Inc. which he co-founded in 2007, and which owns and is rapidly expanding Mama Fu’s Asian House restaurants throughout the United States, and the Middle East. In 2008, Mr. Adams co-founded Kind Health, LLC which is a unique online application driven health insurance curator. Also in 2008, Mr. Adams co-founded Small Business United, LLC, a non-profit organization that supports small businesses. In the last three years, Mr. Adams co-founded Olympic Capital Partners, LLC, a focused real estate investment fund, Direct Sales Forge, LLC a specialty software development company, and Direct Mobile, LLC a mobile application development company.

Mr. Adams brings to our Board a wide range of experience in business with a particular focus on entrepreneurism. He has brought his diversity of thought to the Board of Directors since 2007, which positions him as the longest tenured director other than Mr. Pickens. As stated above, Mr. Adams serves as a director for several public and private companies, including Astrotech, providing the Board with expertise in management and corporate governance. Mr. Adams serves on the Corporate Governance and Nominating Committee. Mr. Adams has been married to his wife Melissa for 30 years and they live in Austin, Texas along with their three sons.

Daniel T. Russler, Jr.
Principal, Family Asset Management, LLC

Daniel Russler has more than 25 years of capital markets, development and entrepreneurial experiences, including an extensive background in sales and trading of a broad variety of equity, fixed income and private placement securities. Since 2003, Mr. Russler has been the Principal Partner of Family Asset Management, LLC, a multi-family office providing high net worth individuals and families with financial services. Mr. Russler has held portfolio and risk management positions at First Union Securities, Inc., J.C. Bradford & Co., William R. Hough & Co., New Japan Securities International, and Bankers Trust Company.

Mr. Russler received an MBA from the Owen Graduate School of Management at Vanderbilt University and a Bachelor's degree in English and political science from the University of North Carolina. Mr. Russler has extensive knowledge of finance, entrepreneurship, investment allocation and capital raising matters that the Board of Directors feels will add value to the Company for the shareholders.  The Board of Directors has determined that Mr. Russler meets the qualification guidelines as an “audit committee financial expert” as defined by the SEC rules. Mr. Russler is Chairman of the Governance and Nominating Committee and serves on both the Audit Committee and the Compensation Committee.

Ronald (Ron) W. Cantwell
President, VC Holdings, Inc.

Ron Cantwell is President of VC Holdings, Inc., through which Mr. Cantwell provides advisory services in corporate and project investment structuring, mergers and acquisitions, financial restructuring and operations management. In addition, Mr. Cantwell serves as Chairman and Chief Executive Officer of Catalyst Group, Inc., and spent nineteen years in public accounting, most recently as a Tax Partner in the Ernst & Young, LLP Dallas office.

Mr. Cantwell graduated with honors from the University of Wisconsin in Madison and is licensed as a certified public accountant.  Mr. Cantwell has a 47-year background in corporate and project investment structuring, mergers and acquisitions, financial/tax/regulatory restructuring and reporting and operational management. The Board of Directors has determined that Mr. Cantwell meets the qualification guidelines as an “audit committee financial expert” as defined by the SEC rules.  Mr. Cantwell is Chairman of the Audit Committee and serves on the Compensation Committee.

Tom Wilkinson
Chief Executive Officer, Xplore Technologies

Mr. Wilkinson is the former Chief Executive Officer of Xplore Technologies Corp. (NASDAQ:XPLR) which was sold to Zebra Technologies in August 2018 at a significant premium.  Prior to becoming the Chief Executive Officer, Mr. Wilkinson served as the Chief Financial Officer of this international rugged tablet company. Prior to his tenure at Xplore, he served as Chief Financial Officer for Amherst Holdings, a financial services company focused on real estate and real estate financing.  In this role, Mr. Wilkinson took part in the successful sale of Amherst’s broker dealer subsidiary, significant capital generation for new strategies and the spin-off of one of the largest single-family equity businesses in the United States.  Mr. Wilkinson was the co-founder and Managing Partner of PMB Helin Donovan, a multi-office regional accounting firm where he led the growth of the firm both organically and through acquisition to one of the top 200 firms in the United States.  His clients included a large number of US Public Companies and international businesses.

Mr. Wilkinson has brought to our Board significant financial experience, as well as mergers and acquisitions, international business and executive compensation expertise after joining the Board and becoming Chairman of the Compensation Committee in October 2018. He has both Master’s and Bachelor’s degrees from the University of Texas and is a Certified Public Accountant in Texas and Colorado. The Board of Directors has determined that Mr. Wilkinson meets the qualification guidelines as an “audit committee financial expert” as defined by the SEC rules.  Mr. Wilkinson is Chairman of the Compensation Committee and serves on the Audit Committee and the Corporate Governance and Nominating Committee.

Executive Officers and Key Employees of the Company

Set forth below is a summary of the background and business experience of the executive officers of the Company:

Name	Position(s)	Age as of October 26, 2018
Eric N. Stober	Chief Financial Officer, Treasurer and Secretary	41
Rajesh Mellacheruvu	Vice President and Chief Operating Officer	48

Eric N. Stober
Chief Financial Officer, Treasurer and Secretary

Eric Stober joined Astrotech Corporation in 2008 and was promoted to Chief Financial Officer, Treasurer and Secretary in 2013. Mr. Stober brings significant experience in private equity, finance and business start-ups. Prior to joining Astrotech Corporation, he worked at the private equity firm Virtus Financial Group analyzing prospective middle market investments. Additionally, Mr. Stober founded or co-founded several companies, including a web advertising company, a small business tax and financial advisory firm, a sports-based media and entertainment company, and a service provider sourcing company. He has also helped numerous companies raise start-up or growth capital. Mr. Stober began his professional career working for both The Ayco Company, a subsidiary of Goldman Sachs Company (NYSE: GS), and Lehman Brothers (formerly NYSE: LEH), where he helped wealthy individuals and families manage their investments, taxes, insurance, estate plans, and compensation and benefits.

Mr. Stober has an MBA from the McCombs School of Business at the University of Texas where he was the President of the MBA Entrepreneur Society. He also has an undergraduate degree in Finance from the University of Illinois where he graduated with honors.

Rajesh Mellacheruvu
Vice President and Chief Operating Officer

Rajesh Mellacheruvu has been Vice President and Chief Operating Officer of the Company since February 2015. Prior to joining the Company, Mr. Mellacheruvu was the Managing Director of Noumenon Consulting, Inc., providing consultant services on product strategy, management and business operation to 1st Detect Corporation, a subsidiary of the Company, since 2013. Mr. Mellacheruvu was previously employed by ClearCube Technology, Inc. as Vice President of Products Development and Strategy, Omega Band as an Engineer, and Advance Micro Devices as a Product Development Engineer.

Mr. Mellacheruvu has an MBA in Business Strategy and Finance from Kellogg School of Management at Northwestern University, a Masters in Electrical Engineering from Texas A&M University and a Bachelor’s degree in Electronics and Communication Engineering from Osmania University.

Board of Directors

The Board held a total of four meetings during fiscal 2018 and acted eight times by written consent.  All of our directors are expected to attend each meeting of our Board and the committees on which they serve and are encouraged to attend annual shareholder meetings, to the extent reasonably possible. All directors attended more than 98% of the aggregate of the meetings of our Board and committees on which they served in fiscal 2018 held during the period in which they served as directors.  All of the directors attended our 2017 annual meeting of shareholders.

Director Nomination Process

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

The above criteria are not exhaustive and the Corporate Governance and Nominating Committee may consider other qualifications and attributes which they believe are appropriate in evaluating the ability of an individual to serve as a member of the Board of Directors. In order to ensure that the Board of Directors consists of members with a variety of perspectives and skills, the Corporate Governance and Nominating Committee has not set any minimum qualifications and also considers candidates with appropriate non-business backgrounds. Other than ensuring that at least one member of the Board of Directors is a financial expert and a majority of the Board of Directors meet all applicable independence requirements, the Corporate Governance and Nominating Committee looks for how the candidate can adequately address his or her fiduciary requirement and contribute to building shareholder value. With regards to diversity, the Company does not have a formal policy for the consideration of diversity in Board of Director candidates, but Company practice has historically considered this in director nominees and the Company expects to continue to in future nomination and review processes. The Corporate Governance and Nominating Committee will consider, for possible Board endorsement, director candidates recommended by shareholders.

Committees of the Board of Directors

During fiscal year 2018, the Board of Directors had three standing committees: an Audit Committee, a Compensation Committee, and a Corporate Governance and Nominating Committee.

Each such committee currently consists of three persons, and each member of the Audit, Compensation, and Corporate Governance and Nominating Committees meet the independence requirements of the NASDAQ’s Listing Rules.

Audit Committee

The Audit Committee is composed solely of independent directors that meet the requirements of NASDAQ and SEC rules and operates under a written charter adopted by the Audit Committee and approved by the Board of Directors. The charter is available on the Company’s website at www.astrotechcorp.com under the heading “For Investors.” The Audit Committee is responsible for appointing and compensating a firm of independent auditors to audit the Company’s financial statements, as well as oversight of the performance and review of the scope of the audit performed by the Company’s Independent Registered Public Accounting Firm. The Audit Committee also reviews audit plans and procedures, changes in accounting policies, and the use of the independent auditors for non-audit services. As of the end of fiscal year 2018, the Audit Committee consisted of Messrs. Cantwell (Chairman) and Russler and Ms. Manning. Effective July 1, 2018, Ms. Manning resigned from the Board of Directors of the Company. Such resignation was not in connection with any known disagreement with the Company on any matter. Following her resignation, Mr. Adams was appointed to the Audit Committee temporarily until the appointment of Mr. Wilkinson to the Board of Directors.

During fiscal year 2018, the Audit Committee met four times. The Board of Directors has determined that each of Messrs. Cantwell and Russler and Ms. Manning met the qualification guidelines as an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of BDO USA, LLP, the Company’s independent auditor. Audit Committee policy requires the pre-approval of all audit and permissible non-audit services to be provided by the independent auditor in order to assure that the provision of such services does not impair the auditor’s independence. The policy, as amended, provides for the general pre-approval of specific types of services and gives detailed guidance to management as to the specific audit, audit-related, and tax services that are eligible for general pre-approval. For both audit and non-audit pre-approvals, the Audit Committee will consider whether such services are consistent with applicable law and SEC rules and regulations concerning auditor independence.

The policy delegates to the Chairman of the Audit Committee the authority to grant certain specific pre-approvals, provided that the Chairman of the Audit Committee is required to report the granting of any pre-approvals to the Audit Committee at its next regularly scheduled meeting. The policy prohibits the Audit Committee from delegating to management the Audit Committee’s responsibility to pre-approve services performed by the independent auditor.

Requests for pre-approval of services must be detailed as to the particular services proposed to be provided and are to be submitted by the CFO. Each request generally must include a detailed description of the type and scope of services, a proposed staffing plan, a budget of the proposed fees for such services, and a general timetable for the performance of such services.

Compensation Committee

The Compensation Committee is composed solely of independent directors that meet the requirements of NASDAQ and SEC rules and operates under a written charter adopted by the Compensation Committee and approved by the Board of Directors in May 2004 and amended in May 2005. The charter is available on the Company’s website at www.astrotechcorp.com under the heading “For Investors.” The Compensation Committee is responsible for determining the compensation and benefits of all executive officers of the Company and establishing general policies relating to compensation and benefits of employees of the Company. The Compensation Committee is delegated all authority of the Board of Directors as may be required or advisable to fulfill the purposes of the Compensation Committee. Meetings may, at the discretion of the Compensation Committee, include members of the Company’s management, other members of the Board of Directors, consultants or advisors, and such other persons as the Compensation Committee or its chairperson may determine in an informational or advisory capacity.

The Board of Directors annually considers the performance of our Chief Executive Officer. Meetings to determine the compensation of the CEO must be held in executive session. Meetings to determine the compensation of any officer of the Company other than the CEO may be attended by the CEO, but the CEO may not vote on these matters.

The Compensation Committee also administers the Company’s 2011 Stock Incentive Plan and 2008 Stock Incentive Plan in accordance with the terms and conditions set forth in those plans. As of the end of fiscal year 2018, the Compensation Committee consisted of Ms. Manning (Chairwoman) and Messrs. Humphrey and Cantwell. Effective July 1, 2018, Ms. Manning and Mr. Humphrey resigned from the Board of Directors of the Company.  Such resignations were not in connection with any known disagreement with the Company on any matter. Following their resignations, the Compensation Committee consisted of Messrs. Adams (Chairman), Russler, and Cantwell until the appointment of Mr. Wilkinson to the Board of Directors. At that time, Mr. Wilkinson became the Chairman of the Compensation Committee, replacing Mr. Adams. During fiscal year 2018, the Compensation Committee met one time.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee was created by the Board of Directors. The Corporate Governance and Nominating Committee is comprised solely of independent directors that meet the requirements of NASDAQ and SEC rules and operates under a written charter adopted by the Corporate Governance and Nominating Committee and approved by the Board of Directors. The charter is available on the Company’s website at www.astrotechcorp.com under the heading “For Investors.” The primary purpose of the Corporate Governance and Nominating Committee is to provide oversight on the broad range of issues surrounding the composition and operation of the Board of Directors, including identifying individuals qualified to become Board of Directors members and recommending director nominees for the next Annual Meeting of Shareholders. As of the end of fiscal year 2018, the Corporate Governance and Nominating Committee consisted of Messrs. Russler (Chairman), Adams, and Humphrey. Effective July 1, 2018, Mr. Humphrey resigned from the Board of Directors of the Company. Such resignation was not in connection with any known disagreement with the Company on any matter. Following his resignation, Mr. Cantwell was appointed to the Corporate Governance and Nominating Committee.  During fiscal year 2018, the Corporate Governance and Nominating Committee met one time.

Code of Ethics and Business Conduct

The Company’s Code of Ethics and Business Conduct applies to all directors, officers, and employees of Astrotech. The key principles of this code include acting legally and ethically, speaking up, getting advice, and dealing fairly with the Company’s shareholders. The Code of Ethics and Business Conduct is available on the Company’s website at www.astrotechcorp.com under the heading “For Investors” and a copy is available to the Company’s shareholders upon request. The Code of Ethics and Business Conduct meets the requirements for a “Code of Conduct” under NASDAQ rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. Such directors, executive officers, and greater than 10% shareholders are required by SEC regulation to furnish to the Company copies of all Section 16(a) forms they file. Due dates for the reports are specified by those laws, and the Company is required to disclose in this document any failure in the past fiscal year to file by the required dates. Based upon a review of the copies of such forms furnished to us, we believe that all filings required to be made pursuant to Section 16(a) of the Exchange Act during the year ended June 30, 2018 (and the subsequent period through the date of this Amendment) were filed in a timely manner with the exception of a Form 3 that was to be filed by Tom Wilkinson on October 4, 2018 in connection with his appointment as a Director. Mr. Wilkinson filed such form on October 22, 2018.

Family Relationships

There are no family relationships between or among any of our directors and executive officers.

Item 11.  Executive Compensation

EXECUTIVE COMPENSATION

The following table and footnotes provide information on compensation for the services of our Named Executive Officers (“NEOs”) for fiscal year 2018 and, where required, fiscal year 2017.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Options ($)(3)	All Other Compensation ($)(4)	Total ($)
Thomas B. Pickens III;	2018	471,607	—	—	—	24,897	496,504
Chief Executive Officer	2017	464,170	116,417	—	177,057	16,835	774,479

Eric N. Stober;	2018	287,596	—	—	—	13,721	301,317
Chief Financial Officer	2017	290,768	61,683	409,741	94,750	14,062	871,004

Rajesh Mellacheruvu;	2018	266,071	—	—	6,367	3,892	276,330
Chief Operating Officer	2017	269,005	57,066	367,610	121,616	8,335	823,632

1.

Mr. Pickens was awarded $116,417 for performance in fiscal year 2017, paid in September 2017. Mr. Stober was awarded $61,683 for performance in fiscal year 2017, paid in September 2017. Mr. Mellacheruvu was awarded $57,066 for performance in fiscal year 2017, paid in September 2017.

2.

The amounts in this column include both stock grants and restricted stock awards for the executives. On August 12, 2016, Mr. Stober was granted 55,217 shares of restricted stock and Mr. Mellacheruvu was granted 45,951 shares of restricted stock. These restricted stock awards were fully vested at the time of grant.

3.

The amounts reported represent the aggregate grant date fair market value of the stock-based and stock option awards granted as computed in accordance with FASB ASC Topic 718. See Note 11 on Form 10-K filed with the SEC on September 25, 2018 for assumptions underlying the valuation of Stock Based Awards and the Stock Options. On May 9, 2017, Mr. Pickens was awarded 40,000 options, Mr. Stober was awarded 20,000 options, and Mr. Mellacheruvu was awarded 25,671 options. These options vest over a three-year period. No options were awarded during fiscal year 2018. On February 12, 2018 the Compensation Committee decided to reprice options granted April 7, 2015. The original strike price was $16.00; the amended strike price is $2.83. As a result, Mr. Mellacheruvu had $6,367 of additional compensation due to the repricing of these options.

4.

The amounts in this column include the following: supplemental disability insurance premiums, cellular telephone service allowances, matching contributions under our 401(k) savings plan, and payments associated with a car allowance for Mr. Pickens.

Employment Agreements

The Company entered into an employment agreement with Mr. Pickens on October 6, 2008, which sets forth, among other things, Mr. Pickens’ minimum base salary, bonus opportunities, provisions with respect to certain payments, and other benefits upon termination of employment under certain circumstances such as without “Cause,” “Good Reason” or in event of a “Change in Control” of the Company. Please see Potential Payments Upon Termination or Change in Control for a description of such provisions. Pursuant to the employment agreement between the Company and Mr. Pickens, his required minimum annual base salary is $360,000. He is eligible for short-term cash incentives, as are all employees of the Company.  None of the other NEOs are party to an employment agreement.

Cash Bonus Awards

During fiscal year 2017, the Compensation Committee awarded bonuses to directors, NEOs, and employees in recognition of individual performance. Each NEO’s maximum bonus was an amount equal to 50% of his annual base salary, subject to Compensation Committee discretion. During fiscal year 2018, no cash bonus awards were given to the NEOs.

Long-Term Equity Compensation Awards

The Compensation Committee has the authority to grant equity compensation awards under our Astrotech 2008 Stock Incentive Plan (the “2008 Stock Incentive Plan”) and the 2011 Stock Incentive Plan (the “2011 Stock Incentive Plan”).

Summary of the 2008 Stock Incentive Plan

The 2008 Stock Incentive Plan permits the discretionary award of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and incentive awards.

Any employee or consultant of the Company (or its subsidiaries) or a director of the Company who, in the opinion of the Compensation Committee, is in a position to contribute to the growth, development or financial success of the Company, is eligible to participate in the 2008 Stock Incentive Plan. In any calendar year, no covered employee described in Section 162(m) of the Internal Revenue Code may be granted (in the case of stock options and stock appreciation rights), or have vest (in the case of restricted stock or other stock-based awards), awards relating to more than 600,000 shares of Common Stock, and the maximum aggregate cash payout with respect to incentive awards paid in cash to such covered employees may not exceed $25,000,000.

The maximum number of shares of the Company’s Common Stock, $0.001 par value per share, that may be delivered pursuant to awards granted under the 2008 Stock Incentive Plan is 1,100,000 shares of Common Stock. Any shares subject to an award under the 2008 Stock Incentive Plan that are forfeited or terminated, expire unexercised, lapse or are otherwise canceled in a manner such that the shares of common stock covered by such award are not issued may again be used for awards under the 2008 Stock Incentive Plan. A maximum of 1,100,000 shares of common stock may be issued upon exercise of incentive stock options. The maximum number of shares deliverable pursuant to awards granted under the 2008 Stock Incentive Plan is subject to adjustment by the Compensation Committee in the event of certain dilutive changes in the number of outstanding shares. Under the 2008 Stock Incentive Plan, the Company may issue authorized but unissued shares, treasury shares, or shares purchased by the Company on the open market or otherwise. In addition, the number of shares of common stock available for future awards is reduced by the net number of shares issued pursuant to an award.

Our Board of Directors last approved the amended and restated 2008 Stock Incentive Plan on April 7, 2015 during a Board of Directors meeting.

Summary of the 2011 Stock Incentive Plan

The 2011 Stock Incentive Plan permits the discretionary award of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and incentive awards.

Any employee or consultant of the Company (or its subsidiary) or a director of the Company who, in the opinion of the Compensation Committee, is in a position to contribute to the growth, development or financial success of the Company, is eligible to participate in the 2011 Stock Incentive Plan. In any calendar year, no covered employee described in Section 162(m) of the Internal Revenue Code may be granted (in the case of stock options and stock appreciation rights), or have vest (in the case of restricted stock or other stock-based awards), awards relating to more than 160,000 shares of Common Stock, and the maximum aggregate cash payout with respect to incentive awards paid in cash to such covered employees may not exceed $5,000,000.

The maximum number of shares of the Company’s Common Stock that may be delivered pursuant to awards granted under the 2011 Stock Incentive Plan is 975,000 shares of Common Stock. Any shares subject to an award under the 2011 Stock Incentive Plan that are forfeited or terminated, expire unexercised, lapse or are otherwise canceled in a manner such that the shares of common stock covered by such award are not issued may again be used for awards under the 2011 Stock Incentive Plan. A maximum of 975,000 shares of Common Stock may be issued upon exercise of incentive stock options. The maximum number of shares deliverable pursuant to awards granted under the 2011 Stock Incentive Plan is subject to adjustment by the Compensation Committee in the event of certain dilutive changes in the number of outstanding shares. Under the 2011 Stock Incentive Plan, the Company may issue authorized but unissued shares, treasury shares, or shares purchased by the Company on the open market or otherwise. In addition, the number of shares of common stock available for future awards is reduced by the net number of shares issued pursuant to an award.

On October 12, 2017, the Board of Directors approved an amendment to the 2011 Stock Incentive Plan to increase the aggregate number of shares of our common stock available under the 2011 Stock Incentive Plan by an additional 225,000 shares of Common Stock. This increased the number of shares of the Company’s Common Stock that may be delivered pursuant to awards granted under the 2011 Stock Incentive Plan from 750,000 to 975,000 shares. Our stockholders approved the amendment at last year’s annual meeting.

Outstanding Equity Awards at the End of Fiscal Year 2018

The following table shows certain information about equity awards as of June 30, 2018:

	Option Awards (1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(2)	Number of Securities Underlying Unexercised & Unearned Options (#)(3)	Option Exercise Price ($)	Expiration Date	Number of Shares Not Yet Vested (#)	Market Value of Shares Not Yet Vested at Grant Date ($)
Thomas B. Pickens III	22,500	—	3.55	09/13/21	—	—
	20,000	—	6.00	08/21/22	—	—
	13,333	26,667	5.85	05/09/27	—	—
Eric N. Stober	2,800	—	3.55	09/13/21	—	—
	2,000	—	6.00	08/21/22	—	—
	6,666	13,334	5.30	05/09/27	—	—
Rajesh Mellacheruvu	8,000	—	2.83	04/07/25	—	—
	34,000	—	7.50	02/17/26	—	—
	8,557	17,114	5.30	05/09/27	—	—

1.	All exercisable options will expire 90 days after the date of employee’s termination.
2.

Options granted on September 13, 2011 and August 21, 2012 vested upon the Company’s common stock achieving a closing price of $1.50 on October 21, 2013. These options expire 10 years from the grant date.

3.	Options granted vest in equal annual installments over a three-year period subject to the NEO’s continuous employment with the Company.

The following table provides information with respect to the vesting of each NEO’s outstanding exercisable options:

Schedule of Vested Astrotech Stock Option Grants	Amount Vested (#)
Thomas B. Pickens III	55,833
Eric N. Stober	11,466
Rajesh Mellacheruvu	50,557

401(k) Savings Plan

We maintain a tax-qualified retirement plan that provides eligible employees, including NEOs, with an opportunity to save for retirement on a tax advantaged basis. All participants’ interests in their deferrals are 100% vested when contributed. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. Currently, the Company makes a matching contribution equal to 100% of the first 5% of the compensation a participant contributes to the 401(k) plan. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all contributions, if any, are deductible by the Company when made. The 401(k) plan does not promise any guaranteed minimum returns or above-market returns; the investment returns are dependent upon actual investment results. Accordingly, when determining annual compensation for executive officers, the Company does not consider the individuals’ retirement plan balances and payout projections.

Potential Payments Upon Termination or Change in Control

As noted above, the Company has entered into an employment agreement with Mr. Pickens that provides for payments and other benefits in connection with termination of his employment for a qualifying event or circumstance and for enhanced payments in connection with such termination after a Change in Control (as defined below). A description of the terms with respect to each of these types of terminations follows.

Termination other than after a Change in Control

The employment agreement provides for payments of certain benefits upon the termination of the employment of the NEO. The NEO’s rights upon termination of his employment depends upon the circumstances of the termination. For purposes of the employment agreement, Mr. Pickens’ employment may be terminated at any time by the Company upon any of the following:

•	Death of the NEO;
•	In the event of physical or mental disability where the NEO is unable to perform his duties;
•

For Cause or Material Breach where Cause is defined as conviction of certain crimes and/or felonies, and Material Breach is defined to include certain specified failures of the NEO to perform duties or uphold fiduciary responsibilities; or

•	Otherwise at the discretion of the Company and subject to the termination obligations set forth in the employment agreement.

The NEO may terminate his employment at any time upon any of the following:

•	Death of the NEO;
•	In the event of physical or mental disability where the NEO is unable to perform his duties;
•	The Company’s material reduction in the NEO’s authority, perquisites, position, title or responsibilities or other actions that would give the NEO the right to resign for “Good Reason;” or
•	Otherwise at the discretion of the NEO and subject to the termination obligations set forth in the employment agreement.

Termination after a Change in Control

A termination after a Change in Control is similar to the severance provisions described above, except that Mr. Pickens becomes entitled to benefits under these provisions only if his employment is terminated within twelve months following a Change in Control. A Change in Control for this purpose is defined to mean (i) the acquisition by any person or entity of the beneficial ownership of securities representing 50% or more of the outstanding securities of the Company having the right under ordinary circumstances to vote at an election of the Board of Directors of the Company; (ii) the date on which the majority of the members of the Board of Directors of the Company consists of persons other than directors nominated by a majority of the directors on the Board of Directors at the time of their election; and (iii) the consummation of certain types of transactions, including mergers and the sale or other disposition of all, or substantially all, of the Company’s assets.

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

Cash-Based Compensation

The Company’s directors, other than the Chairman of each the Audit, Compensation, and Corporate Governance and Nominating Committees, receive an annual stipend of $40,000. The Chairman of the Audit Committee receives an annual stipend of $55,000, the Chairman of the Compensation Committee receives an annual stipend of $47,500, and the Chairman of the Corporate Governance and Nominating Committee receives an annual stipend of $45,000, recognizing the additional duties and responsibilities of each of those roles. These stipends are generally paid on a biannual basis.

In addition, each non-employee director receives a meeting fee of $4,000 for each meeting of the Board of Directors attended by such director in person and $1,500 by conference call.

The Chairman of the Audit Committee receives $1,250 for attendance at Audit Committee meetings in person or by conference call; all other members of the Audit Committee receive $1,000 for attendance at meetings in person or by conference call. The Chairman of the Compensation Committee receives $1,000 for attendance at Compensation Committee meetings in person or by conference call; all other members of the Compensation Committee receive $750 for attendance at meetings in person or by conference call. The Chairman of the Corporate Governance and Nominating Committee receives $1,000 for attendance at Corporate Governance and Nominating Committee meetings in person or by conference call; all other members of the Corporate Governance and Nominating Committee receive $750 for attendance at meetings in person or by conference call. All directors are reimbursed ordinary and reasonable expenses incurred in exercising their responsibilities in accordance with the Business Expense Reimbursement policy applicable to all employees of the Company.

Equity-Based Compensation

Under provisions adopted by the Board of Directors, each non-employee director receives 5,000 shares of restricted Common Stock issued upon his first election to the Board of Directors, subject to board discretion. Other stock awards are given to the directors at the discretion of the Compensation Committee. Restricted stock and stock options granted typically terminate in 10 years. Already vested shares do not expire upon termination of the director’s term on the Board of Directors.

Pension and Benefits

The non-employee directors are not eligible to participate in the Company’s benefits plans, including the 401(k) plan.

Indemnification Agreements

The Company is party to indemnification agreements with each of its directors and executive officers that require the Company to indemnify the directors and executive officers to the fullest extent permitted by Delaware state law. The Company’s Certificate of Incorporation also require the Company to indemnify both the directors and executive officers of the Company to the fullest extent permitted by Delaware state law.

Fiscal Year 2018 Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Mark Adams	49,250	7,881	57,131
Sha-Chelle Manning (1)	62,500	7,881	70,381
Daniel T. Russler, Jr.	60,000	7,881	67,881
Ronald W. Cantwell	70,750	53,077	123,827
Michael Humphrey (1)	51,500	53,077	104,577
Total	294,000	129,797	423,797

1.	Ms. Manning and Mr. Humphrey resigned from the Board of Directors on July 1, 2018.

The table below provides the number of outstanding stock options and unvested restricted stock held by each non-employee director as of June 30, 2018.

Name	Aggregate Number of Options Outstanding (#)	Aggregate Number of Unvested Restricted Stock Shares Outstanding (#)
Mark Adams	26,000	3,334
Sha-Chelle Manning (1)	17,000	3,334
Daniel T. Russler, Jr.	17,000	3,334
Ronald W. Cantwell	8,000	5,334
Michael Humphrey (1)	8,000	5,334
Total	76,000	20,670

1.	Ms. Manning and Mr. Humphrey resigned from the Board of Directors on July 1, 2018, at which time, their remaining unvested restricted stock shares were canceled.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of October 24, 2018 certain information regarding the beneficial ownership of outstanding Common Stock held by (i) each person known by the Company to be a beneficial owner of more than 5% of any outstanding class of the Company’s capital stock, (ii) each of the Company’s directors and director nominees, (iii) the Company’s Chief Executive Officer and two most highly compensated executive officers at the end of the Company’s last completed fiscal year, and (iv) all directors and executive officers of the Company as a group. Unless otherwise described below, each of the persons listed in the table below has sole voting and investment power with respect to the shares indicated as beneficially owned by each party.

Name and Address of Beneficial Owners	Shares of Common Stock (#)	Unvested Restricted Stock Grants (#)	Shares Subject to Options Exercisable Within 60 Days of June 30, 2018	Total Number of Shares Beneficially Owned	Percentage of Class (1)
Certain Beneficial Owners
Huckleberry Investments LLP (2)	537,377	—	—	537,377	11.9%
Winn Interests, Ltd. (6)	523,386	—	—	523,386	11.6%
Non-Employee Directors: (3)
Mark Adams	108,003	—	17,666	125,669	2.8%
Daniel T. Russler	15,800	—	13,666	29,466	*
Ronald W. Cantwell	8,333	1,666	2,666	12,665	*
Tom Wilkinson (4)	—	—	—	-	*
Named Executive Officers: (3)
Thomas B. Pickens III (5)	696,401	—	55,833	752,234	16.7%
Eric Stober	93,295	—	11,466	104,761	2.3%
Rajesh Mellacheruvu	38,199	—	50,557	88,756	2.0%
All Directors and Executive Officers as a Group (7 persons)	960,031	1,666	151,854	1,113,551	23.9%

*Indicates beneficial ownership of less than 1% of the outstanding shares of common stock.

1.

Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Under Rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the number and percentage owned by any other person listed. As of October 24, 2018, we had 4,505,019 shares of common stock outstanding.

2.

Information based on Form 13G/A filed with the SEC by Huckleberry Investments LLP on January 20, 2015. Huckleberry Investments LLP, is a fund manager based in the United Kingdom with its principal business conducted at 103 Mount Street, 1st Floor, London W1G 7HQ, UK.

3.	The applicable address for all non-employee directors and named executive officers is c/o Astrotech Corporation, 201 W. 5th Street, Suite 1275, Austin, Texas 78701.
4.	Mr. Wilkinson was appointed to the Board on October 2, 2018.
5.

Mr. Pickens owns 866,950 shares of series B convertible preferred stock, par value $0.001 per share (“Preferred Shares”), of the Company. The Preferred Shares have no voting rights and will only become convertible into shares of common stock upon receipt of shareholder approval in accordance with NASDAQ Listing Rule 5635(b).

6.

Information based on Form 13G filed with the SEC by Winn Interests, Ltd. on October 19, 2018. Winn Interests Ltd., is a Texas partnership with its principal business conducted at 800 N. Shoreline 1900 N. Tower, Corpus Christi, TX 78401-3700.

Equity Compensation Plan Information

The following table summarizes information, as of June 30, 2018, regarding our equity compensation plans pursuant to which grants of stock options, restricted stock, and other rights to acquire shares of the Company’s Common Stock may be granted from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders:
2008 Stock Incentive Plan	46,750	$2.89	—
2011 Stock Incentive Plan	314,378	$5.22	243,677
Equity compensation plans not approved by security holders:
None	—	$ —	—
Total	361,128	$4.92	243,677

Item 13.  Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

For fiscal year 2018, there were no transactions or series of similar transactions to which we were a party, and there is currently no proposed transactions or series of similar transactions to which we will be a party, in which the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

Director Independence

The Board of Directors has determined each of the following directors to be an “independent director” as such term is defined by Nasdaq Listing Rule 5605(a)(2):

Mark Adams

Daniel T. Russler, Jr.

Ronald W. Cantwell

Tom Wilkinson

The Board of Directors has also determined that each member of the Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee during fiscal year 2018 meet the independence requirements applicable to those Committees prescribed by Nasdaq and SEC rules.

Item 14.   Principal Accounting Fees and Services

The Company’s Independent Registered Public Accounting Firm

In December 2017, the Astrotech shareholders ratified the appointment of BDO USA, LLP as the independent registered public accounting firm to audit the Company’s financial statements.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements, for the review of the interim condensed consolidated financial statements included in quarterly reports, services that are normally provided by BDO USA, LLP in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation. The aggregate fees billed for the fiscal year 2018 for professional services rendered by BDO USA, LLP was $174,837. The aggregate fees billed for the fiscal year 2017 for professional services rendered by BDO USA, LLP was $176,512.

Audit-Related Fees

There were no audit-related fees billed by or to be billed by BDO USA, LLP for the fiscal years ended June 30, 2018 and 2017.

Tax Fees

Tax fees consist of tax compliance and preparation and other tax services. Tax compliance and preparation consist of fees billed for professional services related to federal and state tax compliance and assistance with tax return preparation. This fee includes services charged related to our R&D tax credits. The aggregate fees billed for the fiscal year 2018 for professional services rendered by BDO USA, LLP was $16,255. The aggregate fees billed for the fiscal year 2017 for professional services rendered by BDO USA, LLP was $40,178.

All Other Fees

The Company paid no other fees to BDO USA, LLP during the fiscal years 2018 and 2017.

Audit Committee Pre-Approval Policy

The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of BDO USA, LLP, the Company’s Independent Registered Public Accounting Firm. The Audit Committee’s policy requires the pre-approval of all audit and permissible non-audit services to be provided by independent auditors in order to assure that the provision of such services does not impair the auditor’s independence. The policy, as amended, provides for the general pre-approval of specific types of services and gives detailed guidance to management as to the specific audit, audit-related, and tax services that are eligible for general pre-approval. For both audit and non-audit pre-approvals, the Audit Committee will consider whether such services are consistent with applicable law and SEC rules and regulations concerning auditor independence.

The policy delegates to the Chairman of the Audit Committee the authority to grant certain specific pre-approvals, provided that the Chairman of the Audit Committee is required to report the granting of any pre-approvals to the Audit Committee at its next regularly scheduled meeting. The policy prohibits the Audit Committee from delegating to management the Audit Committee’s responsibility to pre-approve services performed by the independent auditors.

Requests for pre-approval of services must be detailed as to the particular services proposed to be provided and are to be submitted by the CFO. Each request generally must include a detailed description of the type and scope of services, a proposed staffing plan, a budget of the proposed fees for such services, and a general timetable for the performance of such services.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following documents are filed as part of the report:

Page
Exhibits	19

Exhibit No.	Description of Exhibit

(31)	Rule 13a-14(a) Certifications

31.1	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Eric Stober, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astrotech Corporation

By:	/s/ Thomas B. Pickens III
Thomas B. Pickens III
Chief Executive Officer

Date: October 26, 2018