Form 10-Q
period 2018-09-30
ASTROTECH Corp
filed 2018-11-14
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 7, 2018, the number of shares of the registrant’s common stock outstanding was: 4,095,375.

ASTROTECH CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2018	June 30, 2018
Assets
Current assets
Cash and cash equivalents	$1,906	$552
Short-term investments	—	3,551
Accounts receivable, net of allowance	29	12
Inventory, net	—	7
Prepaid expenses and other current assets	270	154
Total current assets	2,205	4,276
Property and equipment, net	664	733
Long-term investments	—	50
Other assets, net	81	81
Total assets	$2,950	$5,140
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$105	$112
Payroll related accruals	313	412
Accrued liabilities and other	526	434
Income tax payable	2	2
Total current liabilities	946	960
Other liabilities	177	188
Total liabilities	1,123	1,148
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value, convertible, 2,500,000 shares authorized, no shares issued and outstanding, at September 30, 2018 and June 30, 2018, respectively	—	—
Common stock, $0.001 par value, 15,000,000 shares authorized; 4,495,290 and 4,496,873 shares issued at September 30, 2018 and June 30, 2018, respectively; 4,095,374 and 4,097,346 shares outstanding at September 30, 2018 and June 30, 2018, respectively	190,565	190,570
Treasury stock, 399,916 and 399,527 shares at cost at September 30, 2018 and June 30, 2018, respectively	(4,129)	(4,128)
Additional paid-in capital	1,793	1,745
Accumulated deficit	(186,402)	(184,164)
Accumulated other comprehensive loss	—	(31)
Total stockholders’ equity	1,827	3,992
Total liabilities and stockholders’ equity	$2,950	$5,140

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2018	2017
Revenue	$33	$—
Cost of revenue	11	—
Gross profit	22	—
Operating expenses:
Selling, general and administrative	1,144	1,407
Research and development	1,103	1,669
Total operating expenses	2,247	3,076
Loss from operations	(2,225)	(3,076)
Interest and other (expense) income, net	(13)	70
Loss before income taxes	(2,238)	(3,006)
Income tax benefit	—	—
Net loss	$(2,238)	$(3,006)
Weighted average common shares outstanding:
Basic and diluted	4,073	4,057
Basic and diluted net loss per common share:
Net loss	$(0.55)	$(0.74)
Other comprehensive loss, net of tax:
Net loss	$(2,238)	$(3,006)
Available-for-sale securities:
Net unrealized gain	—	1
Reclassification adjustment for realized loss	31	1
Total comprehensive loss	$(2,207)	$(3,004)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,238)	$(3,006)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	36	122
Amortization	6	12
Depreciation	69	186
Net loss on sale of available-for-sale investments	31	1
Changes in assets and liabilities:
Accounts receivable	(17)	66
Accounts payable	(7)	(59)
Other assets and liabilities	(127)	(790)
Net cash used in operating activities	(2,247)	(3,468)
Cash flows from investing activities:
Sale of available-for-sale investments	3,345	889
Maturities of available-for-sale securities	250	500
Purchases of property and equipment	—	(7)
Net cash provided by investing activities	3,595	1,382
Cash flows from financing activities:
Payments for purchase of treasury stock	(1)	(3)
Proceeds from exercise of stock options	7	—
Net cash provided by (used in) financing activities	6	(3)

Net change in cash and cash equivalents	$1,354	$(2,089)
Cash and cash equivalents at beginning of period	552	2,184
Cash and cash equivalents at end of period	$1,906	$95

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Income taxes paid	$—	$—

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by Astrotech Corporation in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.

Accounting Pronouncements – In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is assessing the impact the adoption of ASU 2016-02 will have on its financial statements and plans to adopt this ASU in fiscal year 2020.

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

Our Business Units

1st Detect Corporation

1st Detect is a manufacturer of advanced chemical detection technology that detects and identifies trace amounts of explosives and narcotics. In April 2018, the Company announced that the TRACER 1000 entered the Developmental Testing and Evaluation (“DT&E”) process at the Department of Homeland Security’s (“DHS”) Transportation Security Laboratory (“TSL”). Successful completion and passing of the DT&E phase would lead to TSL Certification. Certification is a step towards being listed on the Transportation Security Administration’s (“TSA”) Qualified Products List (“QPL”), and subsequently having the TRACER1000 potentially deployed in airports throughout the U.S. In addition, the Company also recently announced that the TRACER 1000 has been accepted into the TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) program, representing a step toward inclusion on TSA’s exclusive Air Cargo Screening Technology List (“ACSTL”) and having the TRACER 1000 potentially deployed at airports and cargo facilities worldwide to screen air cargo. The instrument was designed to enable air carriers, freight forwarders, shippers, and independent cargo facilities to stay ahead of evolving threats while optimizing cargo throughput. Finally, the Company also announced that the TRACER 1000 was accepted into European Civil Aviation Conference’s (“ECAC”) evaluation process for both passenger and cargo security. ECAC is the European regulatory authority that oversees airport security. The ECAC Certification would be a significant milestone that would allow us to begin selling to international airports. With TSA and ECAC having two of the most rigorous technology review programs for explosives trace detector (“ETD”) instrumentation in the world, Certification or Qualification under any of the three programs above would be a significant endorsement that other customers would consider when procuring ETDs.

There is no assurance that any of the further steps detailed in the milestones mentioned above will be achieved or that our technology will be approved by any of the programs listed.

Astral Images Corporation

Astral Images is a developer of advanced film restoration and enhancement software. Astral’s artificial intelligence (“AI”)-driven algorithms remove dust, scratches, and defects from film while converting the content to a digital format with significantly enhanced resolution. In addition, the intelligent software automatically restores the film’s original color, optimizing the content to be viewed in 4K.

(2) Going Concern

Financial Condition

The Company’s consolidated financial statements for the three months ended September 30, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2018, the Company has working capital of $1.3 million. The Company reported a net loss of $13.3 million for the fiscal year 2018 and a net loss of $2.2 million for the three months ended September 30, 2018, along with net cash used in operating activities of $10.8 million for the fiscal year 2018 and net cash used in operating activities of $2.2 million for the three months ended September 30, 2018. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management’s Plans to Continue as a Going Concern

The Company remains resolute in identifying the optimal solution to its liquidity issue. The Company is currently evaluating several potential sources for additional liquidity. These include, but are not limited to, selling the Company or a portion thereof, debt financing, equity financing, merging, or engaging in a strategic partnership. On July 3, 2018, management filed Form S-3 to raise funds through the capital markets. On October 9, 2018, the Company raised $3.0 million in a private placement of equity securities. The Company is currently evaluating a potential offering of any combination of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. However, additional funding may not be available when needed or on terms acceptable to us.  If we are unable to generate funding within a reasonable timeframe, we may have to delay, reduce or terminate our research and development programs, limit strategic opportunities, or curtail our business activities. Astrotech’s consolidated financial statements as of September 30, 2018 do not include any adjustments that might result from the outcome of this uncertainty.

(3) Investments

As of September 30, 2018, the Company did not hold any investments. The following table summarizes unrealized gains and losses related to our investments as of June 30, 2018:

	June 30, 2018
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

As of June 30, 2018, the Company had certain financial instruments on our condensed consolidated balance sheet related to interest-bearing time deposits and fixed income bonds. These time deposits are included in “Short-term Investments” if the maturities at the end of the reporting period were 360 days or less or “Long-term Investments” if the maturities at the end of the reporting period were over 360 days. Fixed income investments, maturing over one to three years, comprised a set of highly diversified bonds issued by various corporations and entities that in aggregate represented an above average investment-grade fixed income portfolio.

The following table presents the carrying amounts of certain financial instruments as of September 30, 2018, and June 30, 2018:

	Carrying Value
	Short-Term Investments		Long-Term Investments
(In thousands)	September 30, 2018	June 30, 2018	September 30, 2018	June 30, 2018
Mutual Funds - Corporate & Government Debt	$—	$1,728	$—	$—
Time deposits
Maturities from 91-360 days	—	—	—	—
Maturities over 360 days	—	495	—	50
Fixed Income Bonds
Maturities less than 1 year	—	1,328	—	—
Maturities from 1-3 years	—	—	—	—
Total	$—	$3,551	$—	$50

(4) Inventory

As the Company focuses on development of the TRACER 1000, inventory associated with prior iterations of our technology was written-off during the second quarter of fiscal 2018.  In addition, materials purchases are currently being expensed until inventory accounting is warranted by future product sales.

The following table summarizes the components of our inventory balances, net of allowance of $393 thousand and $560 thousand at September 30, 2018, and June 30, 2018, respectively:

(In thousands)	September 30, 2018	June 30, 2018
Raw materials	$—	$7
Work in process	—	—
Total inventory	$—	$7

(5) Stockholders’ Equity

The following table breaks down the changes in Stockholders’ Equity for the three months ended September 30, 2018:

(In thousands)	Total Stockholders' Equity
Balance at June 30, 2018	$3,992
Stock based compensation	36
Share repurchases	(1)
Exercise of stock options	7
Net change on available-for-sale investments	31
Net loss	(2,238)
Balance at September 30, 2018	$1,827

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share:

	Three Months Ended September 30,
(In thousands, except per share data)	2018	2017
Numerator:
Loss before income taxes	$(2,238)	$(3,006)
Income tax benefit	—	—
Net loss	$(2,238)	$(3,006)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	4,073	4,057
Basic and diluted net loss per common share:
Net loss	$(0.55)	$(0.74)

All unvested restricted stock awards for the three months ended September 30, 2018 are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 335,206 shares of common stock at exercise prices ranging from $1.60 to $8.35 per share outstanding as of September 30, 2018 were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

(7) Revenue Recognition

Astrotech’s revenue recognition methodology is based on contract type and the manner in which products and services are provided. The Company currently employs one generally accepted revenue recognition methodology.

Software Licensing Agreements

When recognizing revenue for licensing software for use, the Company will recognize it when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when a firm sales contract or invoice is in place, delivery has occurred or services have been provided, and collectability is reasonably assured.

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

As of September 30, 2018, the Company did not hold any investments. The following table presents the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of June 30, 2018:

	June 30, 2018
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$1,728	$1,728	$—	$—	$1,728
Bonds: 0-1 year	1,328	—	1,328	—	1,328
Time deposits: 91-360 days	495	—	495	—	495
Time deposits: over 360 days	50	—	50	—	50
Total	$3,601	$1,728	$1,873	$—	$3,601

The value of available-for-sale investments is based on pricing from third-party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs). The fair value of our bonds and time deposits with maturities less than 90 days is considered the amortized value; the fair value measurements used for bonds and time deposits with maturities greater than 90 days is considered Level 2 and uses pricing from third-party pricing vendors who use quoted prices for identical or similar securities in both active and inactive markets.

(9) Other Comprehensive Loss

Changes in the balances of each component included in accumulated other comprehensive loss for the three months ended September 30, 2018, are presented below.

(In thousands)	Accumulated Other Comprehensive Loss
Unrealized Loss in Investments
Balance at June 30, 2018	$(31)
Reclassification to net loss for realized losses	31
Balance at September 30, 2018	$—

(10) Business Risk and Credit Risk Concentration Involving Cash

During the three months ended September 30, 2018, the Company recognized revenue from one customer, a post-production film company, compared to the three months ended September 30, 2017, during which the Company did not recognize any revenue.

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation (“FDIC”) of $250 thousand per depositor. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what we believe to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(11) Common Stock Compensation

Stock Option Activity Summary

The Company’s stock option activity for the three months ended September 30, 2018, is as follows:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at June 30, 2018	361	$5.48
Granted	—	—
Exercised	(3)	2.25
Canceled or expired	(23)	4.00
Outstanding at September 30, 2018	335	$5.61

The aggregate intrinsic value of options exercisable at September 30, 2018, was $9 thousand as the fair value of the Company’s common stock is more than the exercise prices of these options. The remaining share-based compensation expense of $283 thousand related to stock options will be recognized over a weighted-average period of 1.61 years.

The table below details the Company’s stock options outstanding as of September 30, 2018:

Range of exercise prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Options Exercisable Weighted- Average Exercise Price
$1.60 – 3.55	78,900	3.40	$3.21	78,900	$3.21
$5.30 – 5.85	126,306	8.61	5.47	42,616	5.47
$6.00 – 8.35	130,000	6.15	7.19	86,000	6.59
$1.60 – 8.35	335,206	6.43	$5.61	207,516	$5.07

Compensation costs recognized related to stock option awards were $41 thousand and $67 thousand for the three months ended September 30, 2018, and 2017, respectively.

Restricted Stock

The Company’s restricted stock activity for the three months ended September 30, 2018, is as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Outstanding at June 30, 2018	28	$10.16
Granted	—	—
Vested	(4)	8.86
Canceled or expired	(4)	9.58
Outstanding at September 30, 2018	20	$10.53

Stock compensation expenses related to restricted stock were $(5) thousand and $55 thousand for the three months ended September 30, 2018, and 2017, respectively. The remaining share-based compensation expense of $31 thousand related to restricted stock awards granted will be recognized over a weighted-average period of 0.90 years.

(12) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2018 and June 30, 2018, the Company established a full valuation allowance against all of its net deferred tax assets.

For the three months ended September 30, 2018 and 2017, the Company incurred pre-tax losses in the amount of $2.2 million and $3.0 million, respectively. The total effective tax rate was approximately 0% for each of the three months ended September 30, 2018 and 2017.

For each of the three months ended September 30, 2018 and 2017, the Company’s effective tax rate differed from the federal statutory rate of 21% and 28% respectively, primarily due to the valuation allowance placed against its net deferred tax assets.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. In the second quarter of fiscal 2018, the Company revised its estimated annual effective rate to reflect a change in its federal statutory rate from 35% to 21%. The rate change is effective on January 1, 2018; therefore, the Company’s blended statutory tax rate for the fiscal year ended June 30, 2018 is 28%. At September 30, 2018, the Company has not completed its accounting for all of the tax effects of enactment of the Act; however, a reasonable estimate has been made. Note that the Company currently has net operating loss carryovers. A valuation allowance has been recorded to fully reserve for net operating loss carryovers, other carryovers, and book/tax differences on the balance sheet.

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had an unrecognized tax benefit of $0 for each of the three months ended September 30, 2018 and 2017.

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

(14) Segment Information

The Company currently has two reportable business units: 1st Detect Corporation and Astral Images Corporation.

1st Detect Corporation

1st Detect is a manufacturer of advanced chemical detection technology that detects and identifies trace amounts of explosives and narcotics.

Astral Images Corporation

Astral Images is a developer of advanced film restoration and enhancement software.

All intercompany transactions between business units have been eliminated in consolidation.

Key financial metrics of the Company’s segments are as follows:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
Revenue, Depreciation, and Income (In thousands)	Revenue	Depreciation	Loss before Income Taxes	Revenue	Depreciation	Loss before Income Taxes
1st Detect	$—	$60	$(1,981)	$—	$104	$(2,424)
Astral Images	33	9	(257)	—	82	(582)
Total	$33	$69	$(2,238)	$—	$186	$(3,006)

	September 30, 2018			June 30, 2018
Assets (In thousands)	Fixed Assets, Net	Total Capital Expenditures (1)	Total Assets	Fixed Assets, Net	Total Capital Expenditures (2)	Total Assets
1st Detect	$635	$—	$2,860	$699	$8	$5,075
Astral Images	29	—	90	34	11	65
Total	$664	$—	$2,950	$733	$19	$5,140

(1)	Total capital expenditures are for the three months ended September 30, 2018.
(2)	Total capital expenditures are for the twelve months ended June 30, 2018.

(15) Subsequent Events

On October 9, 2018, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Thomas B. Pickens III, the Chief Executive Officer and Chairman of the Board of Directors of the Company and an accredited investor (each individually, an “Investor” and, collectively, the “Investors”).

Pursuant to the Agreement, the Company agreed to sell an aggregate of 866,950 shares of its series B convertible preferred stock, par value $0.001 per share (the “Preferred Shares”) and 409,645 of its shares of common stock, par value $0.001 per share (the “Common Shares”) for aggregate gross proceeds of approximately $3.0 million (the “Offering”). Pursuant to the Agreement, the Company agreed to sell to Mr. Pickens an aggregate of 866,950 Preferred Shares and sell to the other Investor an aggregate of 409,645 Common Shares, each at a purchase price equal to $2.35 per share which was equal to the closing price on The NASDAQ Capital Market on October 8, 2018. The Preferred Shares are convertible into an aggregate of 866,950 Common Shares. As a condition to conversion, the Preferred Shares will automatically convert into the Common Shares upon receipt of shareholder approval in accordance with NASDAQ Listing Rule 5635(b).

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate; therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our 2018 Annual Report on Form 10-K, elsewhere in this Quarterly Report on Form 10-Q, or in the documents incorporated by reference herein. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events, or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the Securities and Exchange Commission (“SEC”) or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Quarterly Report on Form 10-Q and in prior or subsequent communications.

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

The Company currently operates two reportable business units, 1st Detect Corporation and Astral Images Corporation, and their efforts are focused on the following:

•	1st Detect Corporation (“1st Detect”) is a manufacturer of advanced chemical detection and analysis instrumentation.
•	Astral Images Corporation (“Astral”) is a developer of advanced film restoration and enhancement software.

Our Business Units

1st Detect Corporation

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

Our efforts have resulted in a platform technology that has many diverse market opportunities, with the initial focus remaining on the explosives and narcotics trace detection market where ion mobility spectrometers (“IMS”) are the leading incumbent technology. Of the more than 30,000 IMS instruments installed in the field, many are nearing their end of life or are unable to be updated to the newest standard. We believe these IMS systems have many shortcomings — most notably their limited library of detectable compounds, inability to adapt quickly to emerging threats, limited probability of detection, and significant false positive rates that reduce the user’s confidence in the machine’s efficacy and extends security or inspection checkpoint wait times.

As the current generation of IMS technology is replaced, we are positioning the Company to be the best next-generation solution for this market. Following a successful demo of our technology to U.S. Department of Homeland Security (“DHS”) and Transportation Security Administration (“TSA”) personnel in late 2017, we recently announced that the TRACER 1000 entered the Developmental Testing and Evaluation (“DT&E”) process at the DHS’s Transportation Security Laboratory (“TSL”). Successful completion and passing of the DT&E phase would lead to TSL Certification. Certification is a step towards being listed on the Transportation Security Administration’s (“TSA”) Qualified Products List (“QPL”), and subsequently having the TRACER1000 potentially deployed in airports throughout the U.S. In addition, the Company also recently announced that the TRACER 1000 has been accepted into the TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) program, representing a step toward inclusion on TSA’s exclusive Air Cargo Screening Technology List (“ACSTL”) and having the TRACER 1000 potentially deployed at airports and cargo facilities worldwide to screen air cargo. The instrument was designed to enable air carriers, freight forwarders, shippers, and independent cargo facilities to stay ahead of evolving threats while optimizing cargo throughput. Finally, the Company also announced that the TRACER 1000 was accepted into European Civil Aviation Conference’s (“ECAC”) evaluation process for both passenger and cargo security. ECAC is the European regulatory authority that oversees airport security. The ECAC Certification would be a significant milestone that would allow us to begin selling to international airports. With TSA and ECAC having two of the most rigorous technology review programs for explosives trace detector (“ETD”) instrumentation in the world, Certification or Qualification under any of the three programs above would be a significant endorsement that other customers would consider when procuring ETDs.

There is no assurance that any of the further steps detailed in the milestones mentioned above will be achieved or that our technology will be approved by any of the programs listed.

Astral Images Corporation

Astral Images is a developer of advanced film restoration and enhancement software. The Company offers significant cost savings to content owners who traditionally employ a laborious, inconsistent, and expensive manual frame-by-frame restoration process. At 24 frames-per-second, a full-length movie can easily have in excess of 200,000 frames, making manual conversion prohibitively expensive in some instances. At some point, we believe film studios will need to convert their film assets to 4K and/or high-dynamic range (“HDR”) (collectively known as ultra-high definition (“UHD”)). Astral will continue to position itself to support this shift using its powerful artificial intelligence (“AI”)-driven algorithms that remove dust, scratches, and defects from film while converting the content to a digital format with significantly enhanced resolution.

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

Management believes there have been no significant changes during the three months ended September 30, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K.

Results of Operations

Three months ended September 30, 2018, compared to three months September 30, 2017 ended:

Selected consolidated financial data for the quarter ended September 30, 2018, and 2017 is as follows:

	Quarter Ended September 30,
(In thousands)	2018	2017
Revenue	$33	$—
Cost of revenue	11	—
Gross profit	22	—
Gross margin	67%	—%
Operating expenses:
Selling, general and administrative	1,144	1,407
Research and development	1,103	1,669
Total operating expenses	2,247	3,076
Loss from operations	(2,225)	(3,076)
Interest and other (expense) income, net	(13)	70
Income tax benefit	—	—
Net loss	$(2,238)	$(3,006)

Revenue – Total revenue increased $33 thousand during the first quarter of fiscal 2019, compared to the first quarter of fiscal 2018. All of the revenue generated in the first quarter of fiscal 2019 was associated with the Company’s agreement with ColorTime, a post-production house specializing in media content creation, restoration, and distribution. As part of this arrangement, ColorTime is incorporating Astral’s ICE™ software and scanner hardware into their workflow, for which Astral receives a percentage of the revenue generated by ColorTime. No revenue was generated during the first quarter of fiscal year 2018.

Gross Profit – Gross profit is comprised of revenue less cost of revenue. In the first quarter of fiscal 2019, cost of revenue was comprised of labor related to the agreement with ColorTime. During the first quarter of fiscal 2019, cost of revenues increased $11 thousand compared to the first quarter of fiscal 2018, and gross profit increased $22 thousand during the same period due to the increase in revenue as described above.

Operating Expenses – Operating expenses decreased $829 thousand, or 27%, during the first quarter of fiscal 2019, compared to the first quarter of fiscal 2018. Selling, general and administrative decreased $263 thousand, or 19%, due to decreases in expenses relating to consulting, lobbying, directors’ fees, equity compensation, and headcount. Research and development decreased $566 thousand, or 34%, during the first quarter of fiscal 2019, compared to the first quarter of fiscal 2018, primarily due to decreased headcount and less depreciation expense.

Income Taxes – Income tax benefit did not change during the first quarter of fiscal 2019, compared to the first quarter of fiscal 2018. The realization of tax benefits depends on the existence of future taxable income. Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) “Income Taxes” (“FASB ASC 740”), a valuation allowance has been established to reduce the deferred tax assets to the amounts that are more likely than not to be realized.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents:

	Three Months Ended September 30,
(In thousands)	2018	2017	change
Change in cash and cash equivalents:
Net cash used in operating activities	$(2,247)	$(3,468)	$1,221
Net cash provided by investing activities	3,595	1,382	2,213
Net cash provided by (used in) financing activities	6	(3)	9
Net change in cash and cash equivalents	$1,354	$(2,089)	$3,443

Cash and Cash Equivalents

As of September 30, 2018, we held cash and cash equivalents of $1.9 million, and our working capital was approximately $1.3 million. As of June 30, 2018, we had cash and cash equivalents of $0.6 million, and our working capital was approximately $3.3 million. Cash and cash equivalents increased by approximately $1.3 million as of September 30, 2018, as compared to June 30, 2018, due to the sale and maturities of all of our available-for-sale securities, partially offset by funding our normal operating activities and research and development initiatives.

Operating Activities

Cash used in operating activities decreased $1.2 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily caused by a reduction in our expenses as well as less cash used in payroll related liabilities.

Investing Activities

Cash provided by investing activities increased $2.2 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily caused by the sale of all of our available-for-sale investments.

Financing Activities

Cash provided by financing activities was $6 thousand for the three months ended September 30, 2018 compared to cash used in financing activities of $3 thousand for the three months ended September 30, 2017. This change was due to stock option exercises.

Liquidity

As of September 30, 2018, we had cash and cash equivalents of $1.9 million, and our working capital was approximately $1.3 million. For the fiscal year 2018, the Company reported a net loss of $13.3 million and net cash used in operating activities of $10.8 million. For the three months ended September 30, 2018, the Company reported a net loss of $2.2 million and net cash used in operating activities of $2.2 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company remains resolute in identifying the optimal solution to its liquidity issue. The Company is currently evaluating several potential sources for additional liquidity. These include, but are not limited to, selling the Company or a portion thereof, debt financing, equity financing, merging, or engaging in a strategic partnership. On July 3, 2018, management filed Form S-3 to raise funds through the capital markets. On October 9, 2018, the Company raised $3.0 million in a private placement of equity securities. The Company is currently evaluating a potential offering of any combination of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. However, additional funding may not be available when needed or on terms acceptable to us.  If we are unable to generate funding within a reasonable timeframe, we may have to delay, reduce or terminate our research and development programs, limit strategic opportunities, or curtail our business activities. Astrotech’s consolidated financial statements as of September 30, 2018 do not include any adjustments that might result from the outcome of this uncertainty.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2018 and June 30, 2018, the Company established a full valuation allowance against all of its net deferred tax assets.

For the three months ended September 30, 2018 and 2017, the Company incurred pre-tax losses in the amount of $2.2 million and $3.0 million, respectively. The total effective tax rate was approximately 0% for each of the three months ended September 30, 2018 and 2017.

For each of the three months ended September 30, 2018 and 2017, the Company’s effective tax rate differed from the federal statutory rate of 21% and 28% respectively, primarily due to the valuation allowance placed against its net deferred tax assets.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. In the second quarter of fiscal 2018, the Company revised its estimated annual effective rate to reflect a change in its federal statutory rate from 35% to 21%. The rate change is effective on January 1, 2018; therefore, the Company’s blended statutory tax rate for the fiscal year ended June 30, 2018 is 28%. At September 30, 2018, the Company has not completed its accounting for all of the tax effects of enactment of the Act; however, a reasonable estimate has been made. Note that the Company currently has net operating loss carryovers. A valuation allowance has been recorded to fully reserve for net operating loss carryovers, other carryovers, and book/tax differences on the balance sheet.

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had an unrecognized tax benefit of $0 for each of the three months ended September 30, 2018 and 2017.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2018, and June 30, 2018.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 2018, we are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations, or cash flows. From time to time, we are subject to legal proceedings and business disputes involving ordinary routine legal matters and claims incidental to our business. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements or awards against us. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description	Incorporation by Reference
4.1	Amendment Ten to Rights Agreement, dated as of August 6, 2018, between Astrotech Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent.	Exhibit 4.1 to our Current Report on Form 8-K, filed on August 6, 2018.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.	Filed herewith.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2018 formatted in eXtensible Business Reporting Language: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: November 14, 2018	/s/ Eric Stober
Eric Stober
Chief Financial Officer and Principal Accounting Officer