Form 10-Q
period 2018-12-31
ASTROTECH Corp
filed 2019-02-12
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

As of February 8, 2019, the number of shares of the registrant’s common stock outstanding was: 5,664,362.

ASTROTECH CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	December 31, 2018	June 30, 2018
Assets
Current assets
Cash and cash equivalents	$2,846	$552
Short-term investments	—	3,551
Accounts receivable, net of allowance	8	12
Prepaid expenses and other current assets	236	161
Total current assets	3,090	4,276
Property and equipment, net	595	733
Long-term investments	—	50
Other assets, net	81	81
Total assets	$3,766	$5,140
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$219	$112
Payroll-related accruals	392	412
Accrued liabilities and other	336	434
Income tax payable	2	2
Total current liabilities	949	960
Other liabilities	167	188
Total liabilities	1,116	1,148
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value, convertible, 2,500,000 shares authorized; no shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively	—	—
Common stock, $0.001 par value, 15,000,000 shares authorized; 5,970,885 and 4,496,873 shares issued at December 31, 2018 and June 30, 2018, respectively; 5,570,969 and 4,097,346 shares outstanding at December 31, 2018 and June 30, 2018, respectively	190,584	190,570
Treasury stock, 399,916 and 399,527 shares at cost at December 31, 2018 and June 30, 2018, respectively	(4,129)	(4,128)
Additional paid-in capital	4,757	1,745
Accumulated deficit	(188,562)	(184,164)
Accumulated other comprehensive loss	—	(31)
Total stockholders’ equity	2,650	3,992
Total liabilities and stockholders’ equity	$3,766	$5,140

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Revenue	$7	$41	$40	$41
Cost of revenue	—	24	11	24
Gross profit	7	17	29	17
Operating expenses:
Selling, general and administrative	1,286	1,602	2,430	3,034
Research and development	897	1,582	2,000	3,226
Total operating expenses	2,183	3,184	4,430	6,260
Loss from operations	(2,176)	(3,167)	(4,401)	(6,243)
Interest and other income, net	16	30	3	100
Loss before income taxes	(2,160)	(3,137)	(4,398)	(6,143)
Income tax benefit	—	—	—	—
Net loss	$(2,160)	$(3,137)	$(4,398)	$(6,143)
Weighted average common shares outstanding:
Basic and diluted	4,678	4,060	4,374	4,059
Basic and diluted net loss per common share:
Net loss	$(0.46)	$(0.77)	$(1.01)	$(1.51)
Other comprehensive loss, net of tax:
Net loss	$(2,160)	$(3,137)	$(4,398)	$(6,143)
Available-for-sale securities:
Net unrealized gain	—	(36)	—	(35)
Reclassification adjustment for realized loss	—	33	31	34
Total comprehensive loss	$(2,160)	$(3,140)	$(4,367)	$(6,144)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,398)	$(6,143)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	98	242
Amortization	6	7
Depreciation	136	386
Net loss on sale of available-for-sale investments	31	34
Changes in assets and liabilities:
Accounts receivable	4	136
Accounts payable	107	26
Other assets and liabilities	(214)	(537)
Net cash used in operating activities	(4,230)	(5,849)
Cash flows from investing activities:
Sale of available-for-sale investments	3,345	3,615
Maturities of available-for-sale securities	250	700
Sale of property and equipment	2	—
Purchases of property and equipment	—	(14)
Net cash provided by investing activities	3,597	4,301
Cash flows from financing activities:
Payments for purchase of treasury stock	(1)	(3)
Proceeds from exercise of stock options	7	—
Proceeds from issuance of common stock, net of offering costs	2,921	—
Net cash provided by (used in) financing activities	2,927	(3)

Net change in cash and cash equivalents	$2,294	$(1,551)
Cash and cash equivalents at beginning of period	552	2,184
Cash and cash equivalents at end of period	$2,846	$633

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Income taxes paid	$—	$—

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by Astrotech Corporation in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.

Accounting Pronouncements – In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”) and ASU 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”). ASU 2018-11 provides for an additional optional adoption method of ASU 2016-02, allowing for the application of the new standard as of the adoption date and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-10 provides corrections and updates to the previously issued codification regarding Topic 842. Various areas of the codification were impacted from the update. The two standards follow the effective dates of ASU 2016-02. The Company is currently assessing the impact of the adoption of ASU 2016-02; however, the Company anticipates the adoption of the standard will materially affect its consolidated financial statements given the significance of its leases.

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

Our Business Units

1st Detect Corporation

1st Detect Corporation (“1st Detect”) is a manufacturer of explosives and narcotics trace detectors developed for use at airports, secured facilities, and borders worldwide. The TRACER 1000 is currently undergoing regulatory testing with both the Transportation Security Administration (“TSA”) and European Civil Aviation Conference (“ECAC”) as certification by either agency is necessary to sell the TRACER 1000 to the airport market. On June 19, 2018, the Company announced that the TRACER 1000 had entered the ECAC Common Evaluation Process (“CEP”) to obtain certification in Europe. On December 12, 2018, the Company announced that the TRACER 1000 passed the ECAC CEP tests for airport checkpoint screening of passengers. On January 9, 2019, the Company subsequently announced that the TRACER 1000 passed the CEP tests for airport cargo screening. Official ECAC Certification is expected in the near-term, at which point, the Company can begin selling the TRACER 1000 to international airports.

In addition, on March 27, 2018, the Company announced that the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) and, on April 4, 2018, the Company announced that the TRACER 1000 was beginning testing with TSA for passenger screening at airports. Both programs are currently progressing as expected.

With TSA and ECAC having two of the most rigorous technology review programs for ETDs in the world, certification by either program is a significant endorsement that customers in other vertical markets would consider when procuring ETDs.

There is no assurance that any of the further steps detailed in the milestones mentioned above will be achieved or that our technology will be approved by any of the programs listed.

Astral Images Corporation

Astral Images Corporation (“Astral”) is a developer of advanced film restoration and enhancement software. Astral’s intelligent algorithms remove dust, scratches, and defects from film while converting the content to a digital format with significantly enhanced resolution. In addition, Astral employs Artificial Intelligence to automatically extend the color gamut and enhance the dynamic range to be viewed in 4K and/or high-dynamic range (“HDR”), collectively known as ultra-high definition (“UHD”).

Astrotech Corporation is at a point whereby its resources must be carefully allocated to optimize the primary objective – setting 1st Detect on a path to meaningful sales. Although we believe Astral has developed valuable technology fortified by patents and trade secrets, the potential market has not evolved as quickly as anticipated. Due to funding constraints, the Company’s main focus remains on the 1st Detect opportunity. Consequently, headcount and expenditures at Astral are minimized and new development is exclusively focused on strategic initiatives that would facilitate the realization of Astral’s value.

(2) Going Concern

Financial Condition

The Company’s consolidated financial statements for the three and six months ended December 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2018, the Company has working capital of $2.1 million. The Company reported a net loss of $13.3 million for the fiscal year 2018 and a net loss of $4.4 million for the six months ended December 31, 2018, along with net cash used in operating activities of $10.8 million for the fiscal year 2018 and net cash used in operating activities of $4.2 million for the six months ended December 31, 2018. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management’s Plans to Continue as a Going Concern

The Company remains resolute in identifying the optimal solution to its liquidity issue. The Company is currently evaluating several potential sources for additional liquidity. These include, but are not limited to, selling the Company or a portion thereof, debt financing, equity financing, merging, or engaging in a strategic partnership. On July 3, 2018, management filed Form S-3 to raise funds through the capital markets. On October 9, 2018, the Company raised $3.0 million in a private placement of equity securities through the Company’s Chairman of the Board and Chief Executive Officer, Thomas B. Pickens III, and a long-term accredited investor in the Company. The Company is currently evaluating potential offerings of any combination of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. However, additional funding may not be available when needed or on terms acceptable to us.  If we are unable to generate funding within a reasonable timeframe, we may have to delay, reduce or terminate our research and development programs, limit strategic opportunities, or curtail our business activities. Astrotech’s consolidated financial statements as of December 31, 2018 do not include any adjustments that might result from the outcome of this uncertainty.

(3) Investments

As of December 31, 2018, the Company did not hold any investments. The following table summarizes unrealized gains and losses related to our investments as of June 30, 2018:

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

The following table presents the carrying amounts of certain financial instruments as of December 31, 2018, and June 30, 2018:

	Carrying Value
	Short-Term Investments		Long-Term Investments
(In thousands)	December 31, 2018	June 30, 2018	December 31, 2018	June 30, 2018
Mutual Funds - Corporate & Government Debt	$—	$1,728	$—	$—
Time deposits
Maturities from 91-360 days	—	—	—	—
Maturities over 360 days	—	495	—	50
Fixed Income Bonds
Maturities less than 1 year	—	1,328	—	—
Maturities from 1-3 years	—	—	—	—
Total	$—	$3,551	$—	$50

(4) Stockholders’ Equity

The following table breaks down the changes in Stockholders’ Equity for the six months ended December 31, 2018:

(In thousands)	Total Stockholders' Equity
Balance at June 30, 2018	$3,992
Stock-based compensation	98
Share repurchases	(1)
Exercise of stock options	7
Issuance of stock, net of offering costs	2,921
Net change on available-for-sale investments	31
Net loss	(4,398)
Balance at December 31, 2018	$2,650

On October 9, 2018, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Thomas B. Pickens III, the Chief Executive Officer and Chairman of the Board of Directors of the Company, and a long-term accredited investor in the Company (the “Investor”).

Pursuant to the Agreement, the Company agreed to sell an aggregate of 866,950 shares of its series B convertible preferred stock, par value $0.001 per share (the “Preferred Shares”) to Mr. Pickens and 409,645 of its shares of common stock, par value

$0.001 per share (the “Common Shares”) to the Investor, at a price per share of $2.35 and for aggregate gross proceeds of approximately $3.0 million. The purchase price of $2.35 per share which was equal to the closing price on The NASDAQ Capital Market on October 8, 2018. The Preferred Shares converted into an aggregate of 866,950 shares of common stock on December 7, 2018 upon receipt of shareholder approval in accordance with NASDAQ Listing Rule 5635(b).

(5) Net Loss per Share

Basic net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares outstanding during the period using the treasury stock method and the if-converted method. Potentially dilutive common shares include outstanding stock options and share-based awards. Convertible preferred shares issued during the three months ended December 31, 2018 met the definition of participating securities, however, as a result of these participating securities not having a contractual obligation to share in the losses of the Company, they were not included in the computation of basic earnings per share using the two-class method due to the Company reporting a net loss for the three and six months ending December 31, 2018.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net loss	$(2,160)	$(3,137)	$(4,398)	$(6,143)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	4,678	4,060	4,374	4,059
Basic and diluted net loss per common share:
Net loss	$(0.46)	$(0.77)	$(1.01)	$(1.51)

All unvested restricted stock awards for the six months ended December 31, 2018 are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 333,639 shares of common stock at exercise prices ranging from $1.60 to $8.35 per share outstanding as of December 31, 2018 were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

(6) Revenue Recognition

Astrotech’s revenue recognition methodology is based on contract type and the manner in which products and services are provided. The Company currently employs the following generally accepted revenue recognition methodology.

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

As of December 31, 2018, the Company did not hold any investments. The following table presents the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of June 30, 2018:

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

(8) Other Comprehensive Loss

Changes in the balances of each component included in accumulated other comprehensive loss for the six months ended December 31, 2018, are presented below.

(In thousands)	Accumulated Other Comprehensive Loss
Unrealized Loss in Investments
Balance at June 30, 2018	$(31)
Reclassification to net loss for realized losses	31
Balance at December 31, 2018	$—

(9) Business Risk and Credit Risk Concentration Involving Cash

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation (“FDIC”) of $250 thousand per depositor. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what we believe to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(10) Common Stock Compensation

Stock Option Activity Summary

The Company’s stock option activity for the six months ended December 31, 2018, is as follows:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at June 30, 2018	361	$5.48
Granted	—	—
Exercised	(3)	2.25
Canceled or expired	(24)	4.02
Outstanding at December 31, 2018	334	$5.61

The aggregate intrinsic value of options exercisable at December 31, 2018, was $122 thousand as the fair value of the Company’s common stock is more than the exercise prices of these options. The remaining share-based compensation expense of $236 thousand related to stock options will be recognized over a weighted-average period of 1.36 years.

The table below details the Company’s stock options outstanding as of December 31, 2018:

Range of exercise prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Options Exercisable Weighted- Average Exercise Price
$1.60 – 3.55	78,500	3.13	$3.21	78,500	$3.21
$5.30 – 5.85	125,139	8.36	5.48	42,450	5.47
$6.00 – 8.35	130,000	5.89	7.19	86,000	6.59
$1.60 – 8.35	333,639	6.17	$5.61	206,950	$5.08

Compensation costs recognized related to stock option awards were $43 thousand and $67 thousand for the three months ended December 31, 2018, and 2017, respectively, and $84 thousand and $134 thousand for the six months ended December 31, 2018 and 2017, respectively.

Restricted Stock

The Company’s restricted stock activity for the six months ended December 31, 2018, is as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Outstanding at June 30, 2018	28	$10.16
Granted	199	3.40
Vested	(4)	8.86
Canceled or expired	(5)	9.58
Outstanding at December 31, 2018	218	$4.03

Stock compensation expenses related to restricted stock were $19 thousand and $54 thousand for the three months ended December 31, 2018, and 2017, respectively, and $14 thousand and $108 thousand for the six months ended December 31, 2018 and 2017, respectively. The remaining share-based compensation expense of $710 thousand related to restricted stock awards granted will be recognized over a weighted-average period of 2.89 years.

(11) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2018 and June 30, 2018, the Company established a full valuation allowance against all of its net deferred tax assets.

For the three months ended December 31, 2018 and 2017, the Company incurred pre-tax losses in the amount of $2.2 million and $3.1 million, respectively. For the six months ended December 31, 2018 and 2017, the Company incurred pre-tax losses in the amount of $4.4 million and $6.1 million, respectively. The total effective tax rate was approximately 0% for each of the three and six months ended December 31, 2018 and 2017.

For each of the six months ended December 31, 2018 and 2017, the Company’s effective tax rate differed from the federal statutory rate of 21% and 28% respectively, primarily due to the valuation allowance placed against its net deferred tax assets.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. In the second quarter of fiscal 2018, the Company revised its estimated annual effective rate to reflect a change in its federal statutory rate from 35% to 21%. The rate change was effective on January 1, 2018; therefore, the Company’s blended statutory tax rate for the fiscal year ended June 30, 2018 was 28%. At December 31, 2018, the Company has not completed its accounting for all of the tax effects of enactment of the Act; however, a reasonable estimate has been made. Note that the Company currently has net operating loss carryovers. A valuation allowance has been recorded to fully reserve for net operating loss carryovers, other carryovers, and book/tax differences on the balance sheet.

FASB Accounting Standards Codification (“ASC”) 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had no unrecognized tax benefit for the three and six months ended December 31, 2018 and 2017.

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

(13) Segment Information

The Company currently has two reportable business units: 1st Detect Corporation and Astral Images Corporation.

1st Detect Corporation

1st Detect Corporation is a manufacturer of explosives and narcotics trace detectors developed for use at airports, secured facilities, and borders worldwide.

Astral Images Corporation

Astral Images is a developer of advanced film restoration and enhancement software.

All intercompany transactions between business units have been eliminated in consolidation.

Key financial metrics of the Company’s segments are as follows:

	Three Months Ended December 31, 2018			Three Months Ended December 31, 2017
Revenue, Depreciation, and Income (In thousands)	Revenue	Depreciation	Loss before Income Taxes	Revenue	Depreciation	Loss before Income Taxes
1st Detect	$—	$58	$(1,889)	$—	$87	$(2,588)
Astral Images	7	8	(271)	41	97	(549)
Total	$7	$66	$(2,160)	$41	$184	$(3,137)

	Six Months Ended December 31, 2018			Six Months Ended December 31, 2017
Revenue, Depreciation, and Income (In thousands)	Revenue	Depreciation	Loss before Income Taxes	Revenue	Depreciation	Loss before Income Taxes
1st Detect	$—	$118	$(3,870)	$—	$207	$(5,017)
Astral Images	40	18	(528)	41	179	(1,126)
Total	$40	$136	$(4,398)	$41	$386	$(6,143)

	December 31, 2018			June 30, 2018
Assets (In thousands)	Fixed Assets, Net	Total Capital Expenditures (1)	Total Assets	Fixed Assets, Net	Total Capital Expenditures (2)	Total Assets
1st Detect	$572	$—	$3,702	$699	$8	$5,075
Astral Images	23	(2)	64	34	11	65
Total	$595	(2)	$3,766	$733	$19	$5,140

(1)	Total capital expenditures are for the six months ended December 31, 2018.
(2)	Total capital expenditures are for the twelve months ended June 30, 2018.

(14) Subsequent Events

As of February 8, 2019, the Company has sold 93,393 shares of common stock pursuant to an At the Market Issuance Sales Agreement with B. Riley FBR through an “at the market offering” program (the “ATM Offering”) under which B. Riley FBR acts as sales agent. A prospectus relating to the ATM Offering was filed with the SEC on November 9, 2018. In connection with the sale of these shares of common stock, the Company has received net proceeds of $460,538. The weighted-average sale price per share was $5.08.

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

The Company currently operates two reportable business units, 1st Detect Corporation and Astral Images Corporation, and their efforts are focused on the following:

•	1st Detect Corporation (“1st Detect”) is a manufacturer of explosives and narcotics trace detectors developed for use at airports, secured facilities, and borders worldwide.
•	Astral Images Corporation (“Astral”) is a developer of advanced film restoration and enhancement software.

Our Business Units

1st Detect Corporation

1st Detect Corporation has developed a small, laboratory-performance mass spectrometer (“MS”) designed to replace the explosives and narcotics trace detectors used at airports, secured facilities, and borders worldwide. We believe that government and airport customers are unsatisfied with the currently deployed Explosives Trace Detector (“ETD”) technology, which is driven by an antiquated technology known as Ion Mobility Spectrometry (“IMS”). IMS-based ETDs are fraught with false positives, as they often misidentify common household chemicals as explosives, causing unnecessary passenger delays, significant wasted security resources, and lack of security personnel confidence in ETDs. In addition, IMS-based ETDs have a very limited threat detection library reserved only for those explosives of largest concern. With terrorist threats becoming more numerous, sophisticated, and lethal, security professionals have been looking for better instrumentation to address the evolving threats. MS could provide an alternative solution, but it has historically been reserved for highly trained professionals in high-end laboratories with large budgets. 1st Detect has overcome the significant challenge of making this sophisticated MS technology powerful, yet simple to use, with an easy to understand red light or green light output, at an affordable price. In addition to an increased probability of detection, decreased false alarm rate, and a virtually unlimited threat library that is field-upgradable, we believe that the 1st Detect ETD can increase passenger throughput and save billions of dollars in wasted airport security personnel resources. With more than 30,000 IMS instruments installed in the field, many of which are nearing their end of life or are unable to be updated to the newest standards, 1st Detect is positioned to be a leader in securing worldwide checkpoints.

Either Transportation Security Administration (“TSA”) or European Civil Aviation Conference (“ECAC”) certification is necessary to sell the TRACER 1000 to the airport market. On June 19, 2018, the Company announced that the TRACER 1000 had entered the ECAC Common Evaluation Process (“CEP”) to obtain certification in Europe. On December 12, 2018, the Company announced that the TRACER 1000 passed the ECAC CEP tests for airport checkpoint screening of passengers. On January 9, 2019, the Company subsequently announced that the TRACER 1000 passed the CEP tests for airport cargo screening. Official ECAC Certification is expected in the near-term, at which point, the Company can begin selling the TRACER 1000 to international airports. 1st Detect is the first MS-based ETD to have ever passed either US or European regulatory testing.

In addition, on March 27, 2018, the Company announced that the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) and, on April 4, 2018, the Company announced that the TRACER 1000 was beginning testing with TSA for passenger screening at airports. Both programs are currently progressing as expected.

With TSA and ECAC having two of the most rigorous technology review programs for ETDs in the world, certification by either program is a significant endorsement that customers in other vertical markets would consider when procuring ETDs.

There is no assurance that any of the further steps detailed in the milestones mentioned above will be achieved or that our technology will be approved by any of the programs listed.

Astral Images Corporation

Astral Images is a developer of advanced film restoration and enhancement software. Astral’s intelligent algorithms remove dust, scratches, and defects from film while converting the content to a digital format with significantly enhanced resolution. In addition, Astral employs Artificial Intelligence to automatically extend the color gamut and enhance the dynamic range to be viewed in 4K and/or high-dynamic range (“HDR”), collectively known as ultra-high definition (“UHD”).

Astrotech Corporation is at a point whereby its resources must be carefully allocated to optimize the primary objective – setting 1st Detect on a path to meaningful sales. Although we believe Astral has developed valuable technology fortified by patents and trade secrets, the potential market has not evolved as quickly as anticipated. Due to funding constraints, the Company’s main focus remains on the 1st Detect opportunity. Consequently, headcount and expenditures at Astral are minimized and new development is exclusively focused on strategic initiatives that would facilitate the realization of Astral’s value.

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

Management believes there have been no significant changes during the six months ended December 31, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K.

Results of Operations

Three months ended December 31, 2018, compared to three months ended December 31, 2017:

Selected consolidated financial data for the quarters ended December 31, 2018, and 2017 is as follows:

	Quarters Ended December 31,
(In thousands)	2018	2017
Revenue	$7	$41
Cost of revenue	—	24
Gross profit	7	17
Gross margin	100%	41%
Operating expenses:
Selling, general and administrative	1,286	1,602
Research and development	897	1,582
Total operating expenses	2,183	3,184
Loss from operations	(2,176)	(3,167)
Interest and other income, net	16	30
Income tax benefit	—	—
Net loss	$(2,160)	$(3,137)

Revenue – Total revenue decreased $34 thousand during the second quarter of fiscal 2019, compared to the second quarter of fiscal 2018. All of the revenue generated in the second quarter of fiscal 2019 was associated with the Company’s now-discontinued agreement with ColorTime, a post-production house specializing in media content creation, restoration, and distribution. The revenue generated in the second quarter of fiscal 2018 was from a software license agreement with a large post-production film company. This agreement was used to correct defects and restore one film.

Gross Profit – Gross profit is comprised of revenue less cost of revenue. During the second quarter of fiscal 2019, cost of revenues decreased $24 thousand as there was no labor associated with the ColorTime revenue. In the second quarter of fiscal 2018, cost of revenue was comprised of labor related to the agreement with a large post-production film company. Gross profit decreased $10 thousand during the same period due to the decrease in revenue as described above.

Operating Expenses – As a result of management’s ongoing commitment to optimize our available resources, operating expenses decreased $1.0 million, or 31%, during the second quarter of fiscal 2019, compared to the second quarter of fiscal 2018. Selling, general and administrative decreased $0.3 million, or 20%, due to decreases in expenses relating to legal, investor relations, lobbying, directors’ fees, equity compensation, and headcount. Research and development decreased $0.7 million, or 43%, during the second quarter of fiscal 2019, compared to the second quarter of fiscal 2018, primarily due to decreased headcount and less depreciation expense.

Income Taxes – Income tax benefit did not change during the second quarter of fiscal 2019, compared to the second quarter of fiscal 2018. The realization of tax benefits depends on the existence of future taxable income. Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) “Income Taxes” (“FASB ASC 740”), a valuation allowance has been established to reduce the deferred tax assets to the amounts that are more likely than not to be realized.

Six months ended December 31, 2018, compared to six months ended December 31, 2017:

Selected consolidated financial data for the six months ended December 31, 2018 and 2017 is as follows (in thousands):

	Six Months Ended December 31,
(In thousands)	2018	2017
Revenue	$40	$41
Cost of revenue	11	24
Gross profit	29	17
Gross margin	73%	41%
Operating expenses:
Selling, general and administrative	2,430	3,034
Research and development	2,000	3,226
Total operating expenses	4,430	6,260
Loss from operations	(4,401)	(6,243)
Interest and other income, net	3	100
Income tax benefit	—	—
Net loss	$(4,398)	$(6,143)

Revenue – Total revenue remained consistent during the six months ended December 31, 2018, compared to the six months ended December 31, 2017. All of the revenue generated during the six months ended December 31, 2018 was associated with the Company’s now-discontinued agreement with ColorTime, a post-production house specializing in media content creation, restoration, and distribution. The revenue generated during the six months ended December 31, 2017 was from a software license agreement with a large post-production film company. This agreement was used to correct defects and restore one film.

Gross Profit – Gross profit is comprised of revenue less cost of revenue. During the six months ended December 31, 2018, cost of revenue was comprised of labor related to the agreement with ColorTime. During the six months ended December 31, 2018, cost of revenues decreased $13 thousand compared to the six months ended December 31, 2017, and gross profit   increased $12 thousand during the same period due to the decrease in cost of revenue as described above.

Operating Expenses – As a result of management’s ongoing commitment to optimize our available resources, operating expenses decreased $1.8 million, or 29%, during the six months ended December 31, 2018, compared to the six months ended December 31, 2017. Selling, general and administrative decreased $0.6 million, or 20%, due to decreases in expenses relating to legal, investor relations, lobbying, directors’ fees, equity compensation, and headcount. Research and development decreased $1.2 million, or 38%, during the six months ended December 31, 2018, compared to the six months ended December 31, 2017, primarily due to decreased headcount and less depreciation expense.

Income Taxes – Income tax benefit did not change during the six months ended December 31, 2018, compared to the six months ended December 31, 2017. The realization of tax benefits depends on the existence of future taxable income. Pursuant to FASB ASC 740, a valuation allowance has been established to reduce the deferred tax assets to the amounts that are more likely than not to be realized.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents:

	Six Months Ended December 31,
(In thousands)	2018	2017	change
Change in cash and cash equivalents:
Net cash used in operating activities	$(4,230)	$(5,849)	$1,619
Net cash provided by investing activities	3,597	4,301	(704)
Net cash provided by (used in) financing activities	2,927	(3)	2,930
Net change in cash and cash equivalents	$2,294	$(1,551)	$3,845

Cash and Cash Equivalents

As of December 31, 2018, we held cash and cash equivalents of $2.8 million, and our working capital was approximately $2.1 million. As of June 30, 2018, we had cash and cash equivalents of $0.6 million, and our working capital was approximately $3.3 million. Cash and cash equivalents increased by approximately $2.3 million as of December 31, 2018, as compared to June 30, 2018, due to a private placement of equity securities and the sale and/or maturities of our available-for-sale securities, partially offset by funding our normal operating activities and research and development initiatives.

Operating Activities

Cash used in operating activities decreased $1.6 million for the six months ended December 31, 2018, compared to the six months ended December 31, 2017, primarily caused by a reduction in our expenses.

Investing Activities

Cash provided by investing activities decreased $0.7 million for the six months ended December 31, 2018, compared to the six months ended December 31, 2017, due to fewer maturities and sales of our available-for-sale investments.

Financing Activities

Cash provided by financing activities was $2.9 million for the six months ended December 31, 2018 compared to cash used in financing activities of $3 thousand for the six months ended December 31, 2017. This change was due to a private placement of equity securities on October 9, 2018.

Liquidity

As of December 31, 2018, we had cash and cash equivalents of $2.8 million, and our working capital was approximately $2.1 million. For the fiscal year 2018, the Company reported a net loss of $13.3 million and net cash used in operating activities of $10.8 million. For the six months ended December 31, 2018, the Company reported a net loss of $4.4 million and net cash used in operating activities of $4.2 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company remains resolute in identifying the optimal solution to its liquidity issue. The Company is currently evaluating several potential sources for additional liquidity. These include, but are not limited to, selling the Company or a portion thereof, debt financing, equity financing, merging, or engaging in a strategic partnership. On July 3, 2018, management filed Form S-3 to raise funds through the capital markets. On October 9, 2018, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Thomas B. Pickens III, the Chief Executive Officer and Chairman of the Board of Directors of the Company, and a long-term accredited investor in the Company (the “Investor”). Pursuant to the Agreement, the Company agreed to sell an aggregate of 866,950 shares of its series B convertible preferred stock, par value $0.001 per share (the “Preferred Shares”) to Mr. Pickens and 409,645 of its shares of common stock, par value $0.001 per share (the “Common Shares”) to the Investor, at a price per share of $2.35 and for aggregate gross proceeds of approximately $3.0 million. The purchase price of $2.35 per share was equal to the closing price on The NASDAQ Capital Market on October 8, 2018. The Preferred Shares converted into an aggregate of 866,950 shares of common stock on December 7, 2018 upon receipt of shareholder approval in accordance with NASDAQ Listing Rule 5635(b).

The Company is currently evaluating potential offerings of any combination of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. However, additional funding may not be available when needed or on terms acceptable to us.  If we are unable to generate funding within a reasonable timeframe, we may have to delay, reduce or terminate our research and development programs, limit strategic opportunities, or curtail our business activities. Astrotech’s consolidated financial statements as of December 31, 2018 do not include any adjustments that might result from the outcome of this uncertainty.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2018 and June 30, 2018, the Company established a full valuation allowance against all of its net deferred tax assets.

For the three months ended December 31, 2018 and 2017, the Company incurred pre-tax losses in the amount of $2.2 million and $3.1 million, respectively. For the six months ended December 31, 2018 and 2017, the Company incurred pre-tax losses in the amount of $4.4 million and $6.1 million, respectively. The total effective tax rate was approximately 0% for each of the three and six months ended December 31, 2018 and 2017.

For each of the six months ended December 31, 2018 and 2017, the Company’s effective tax rate differed from the federal statutory rate of 21% and 28% respectively, primarily due to the valuation allowance placed against its net deferred tax assets.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. In the second quarter of fiscal 2018, the Company revised its estimated annual effective rate to reflect a change in its federal statutory rate from 35% to 21%. The rate change was effective on January 1, 2018; therefore, the Company’s blended statutory tax rate for the fiscal year ended June 30, 2018 was 28%. At December 31, 2018, the Company has not completed its accounting for all of the tax effects of enactment of the Act; however, a reasonable estimate has been made. Note that the Company currently has net operating loss carryovers. A valuation allowance has been recorded to fully reserve for net operating loss carryovers, other carryovers, and book/tax differences on the balance sheet.

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had no unrecognized tax benefit for the three and six months ended December 31, 2018 and 2017.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2018, and June 30, 2018.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the six months ended December 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of December 31, 2018, we are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations, or cash flows. From time to time, we are subject to legal proceedings and business disputes involving ordinary routine legal matters and claims incidental to our business. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements or awards against us. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 9, 2018, we entered into a Securities Purchase Agreement (the “SPA”) with Thomas B. Pickens III, our Chief Executive Officer and Chairman of the Board of Directors, and a long-term accredited investor in the Company (the “Investor”).

Pursuant to the SPA, the Company agreed to sell an aggregate of 866,950 shares of its series B convertible preferred stock, par value $0.001 per share (the “Preferred Shares”) to Mr. Pickens and 409,645 of its shares of common stock, par value $0.001 per share (the “Common Shares”) to the Investor, at a price per share of $2.35 and for aggregate gross proceeds of $2,999,998.25 (the “Offering”). Net proceeds totaled $2,920,775.65 after offering costs of $79,222.60. The purchase price of $2.35 per share was equal to the closing price on The NASDAQ Capital Market on October 8, 2018. The Preferred Shares were convertible into an aggregate of 866,950 shares of common stock. On December 7, 2018, the Preferred Shares automatically converted into shares of common stock upon receipt of shareholder approval in accordance with NASDAQ Listing Rule 5635(b). The net proceeds from the Offering have been and will continue to be used for funding our normal operating activities and research and development initiatives.

The securities issued pursuant to the Offering were issued by the Company pursuant to the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act and by Rule 506 of Registration D, promulgated by the SEC, and on similar exemptions under applicable state laws.

On October 24, 2018, the Company filed a Form S-3 registration statement in order to register the 409,645 Common Shares sold to the Investor referenced above. The Form S-3 became effective on November 8, 2018.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description	Incorporation by Reference

3.1	Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, as filed with the Delaware Secretary of State on October 9, 2018.	Exhibit 3.1 to our Current Report on Form 8-K, filed on October 12, 2018

10.1	Securities Purchase Agreement, dated October 9, 2018, by and between Astrotech Corporation and the investors signatory thereto.	Exhibit 10.1 to our Current Report on Form 8-K, filed on October 12, 2018

10.2	Registration Rights Agreement, dated October 9, 2018, by and between Astrotech Corporation and the investors signatory thereto.	Exhibit 10.2 to our Current Report on Form 8-K, filed on October 12, 2018

10.3	Sales Agreement dated November 9, 2018 by and between the Company and B. Riley FBR, Inc.	Exhibit 10.1 to our Current Report on Form 8-K, filed on November 9, 2018

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.	Filed herewith.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended December 31, 2018 formatted in eXtensible Business Reporting Language: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: February 12, 2019	/s/ Eric Stober
Eric Stober
Chief Financial Officer and Principal Accounting Officer