Form 10-Q
period 2019-03-31
ASTROTECH Corp
filed 2019-05-13
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ASTC	NASDAQ Stock Market, LLC

As of May 8, 2019, the number of shares of the registrant’s common stock outstanding was: 5,776,509.

ASTROTECH CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2019	June 30, 2018
Assets
Current assets
Cash and cash equivalents	$1,524	$552
Short-term investments	—	3,551
Accounts receivable, net of allowance	41	12
Income tax receivable	429	—
Prepaid expenses and other current assets	328	161
Total current assets	2,322	4,276
Property and equipment, net	531	733
Deferred tax asset	429	—
Long-term investments	—	50
Other assets, net	81	81
Total assets	$3,363	$5,140
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	139	112
Payroll-related accruals	312	412
Accrued liabilities and other	393	434
Income tax payable	2	2
Total current liabilities	846	960
Other liabilities	156	188
Total liabilities	1,002	1,148
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value, convertible, 2,500,000 shares authorized; no shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively	—	—
Common stock, $0.001 par value, 15,000,000 shares authorized; 6,176,425 and 4,496,873 shares issued at March 31, 2019 and June 30, 2018, respectively; 5,776,509 and 4,097,346 shares outstanding at March 31, 2019 and June 30, 2018, respectively	190,648	190,570
Treasury stock, 399,916 and 399,527 shares at cost at March 31, 2019 and June 30, 2018, respectively	(4,129)	(4,128)
Additional paid-in capital	5,798	1,745
Accumulated deficit	(189,956)	(184,164)
Accumulated other comprehensive loss	—	(31)
Total stockholders’ equity	2,361	3,992
Total liabilities and stockholders’ equity	$3,363	$5,140

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Revenue	$—	$—	$40	$41
Cost of revenue	—	—	11	24
Gross profit	—	—	29	17
Operating expenses:
Selling, general and administrative	1,238	1,363	3,667	4,397
Research and development	1,026	1,495	3,027	4,721
Total operating expenses	2,264	2,858	6,694	9,118
Loss from operations	(2,264)	(2,858)	(6,665)	(9,101)
Interest and other income, net	12	3	15	103
Loss before income taxes	(2,252)	(2,855)	(6,650)	(8,998)
Income tax benefit	858	—	858	—
Net loss	$(1,394)	$(2,855)	$(5,792)	$(8,998)
Weighted average common shares outstanding:
Basic and diluted	5,467	4,060	4,734	4,059
Basic and diluted net loss per common share:
Net loss	$(0.25)	$(0.70)	$(1.22)	$(2.22)
Other comprehensive loss, net of tax:
Net loss	$(1,394)	$(2,855)	$(5,792)	$(8,998)
Available-for-sale securities:
Net unrealized gain	—	(32)	—	(67)
Reclassification adjustment for realized loss	—	42	31	76
Total comprehensive loss	$(1,394)	$(2,845)	$(5,761)	$(8,989)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock
	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2018	4,097	$190,570	$(4,128)	$1,745	$(184,164)	$(31)	$3,992
Net change in available-for-sale investments	—	—	—	—	—	31	31
Stock-based compensation	—	—	—	44	—	—	44
Cancellation of restricted stock	(5)	(14)	—	—	—	—	(14)
Forfeiture of stock options	—	—	—	(3)	—	—	(3)
Exercise of stock options	3	—	—	7	—	—	7
Share repurchases	—	—	(1)	—	—	—	(1)
Restricted stock issuance	—	9	—	—	—	—	9
Net loss	—	—	—	—	(2,238)	—	(2,238)
Balance at September 30, 2018	4,095	$190,565	$(4,129)	$1,793	$(186,402)	$—	$1,827
Issuance of stock, net of offering costs	1,277	1	—	2,920	—	—	2,921
Stock-based compensation	—	—	—	45	—	—	45
Forfeiture of stock options	—	—	—	(1)	—	—	(1)
Restricted stock issuance	199	18	—	—	—	—	18
Net loss	—	—	—	—	(2,160)	—	(2,160)
Balance at December 31, 2018	5,571	$190,584	$(4,129)	$4,757	$(188,562)	$—	$2,650
Issuance of stock, net of offering costs	206	—	—	998	—	—	998
Stock-based compensation	—	—	—	43	—	—	43
Restricted stock issuance	—	64	—	—	—	—	64
Net loss	—	—	—	—	(1,394)	—	(1,394)
Balance at March 31, 2019	5,777	$190,648	$(4,129)	$5,798	$(189,956)	$—	$2,361

	Common Stock
	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2017	4,111	$190,382	$(4,121)	$1,483	$(170,913)	$(61)	$16,770
Net change in available-for-sale investments	—	—	—	—	—	2	2
Stock-based compensation	—	—	—	67	—	—	67
Cancellation of restricted stock	(2)	—	—	—	—	—	—
Share repurchases	(1)	—	(3)	—	—	—	(3)
Restricted stock issuance	—	55	—	—	—	—	55
Net loss	—	—	—	—	(3,006)	—	(3,006)
Balance at September 30, 2017	4,108	$190,437	$(4,124)	$1,550	$(173,919)	$(59)	$13,885
Net change in available-for-sale investments	—	—	—	—	—	(3)	(3)
Stock-based compensation	—	—	—	66	—	—	66
Restricted stock issuance	—	54	—	—	—	—	54
Net loss	—	—	—	—	(3,137)	—	(3,137)
Balance at December 31, 2017	4,108	$190,491	$(4,124)	$1,616	$(177,056)	$(62)	$10,865
Net change in available-for-sale investments	—	—	—	—	—	10	10
Stock-based compensation	—	—	—	92	—	—	92
Restricted stock issuance	—	53	—	—	—	—	53
Net loss	—	—	—	—	(2,855)	—	(2,855)
Balance at March 31, 2018	4,108	$190,544	$(4,124)	$1,708	$(179,911)	$(52)	$8,165

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,792)	$(8,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	205	387
Amortization	6	19
Depreciation	200	576
Deferred income tax benefit	(429)	—
Net loss on sale of available-for-sale investments	31	76
Changes in assets and liabilities:
Accounts receivable	(29)	142
Income tax receivable	(429)	—
Accounts payable	27	(135)
Other assets and liabilities	(340)	(708)
Net cash used in operating activities	(6,550)	(8,641)
Cash flows from investing activities:
Sale of available-for-sale investments	3,345	5,458
Maturities of available-for-sale securities	250	1,649
Sale of property and equipment	2	—
Purchases of property and equipment	—	(14)
Net cash provided by investing activities	3,597	7,093
Cash flows from financing activities:
Payments for purchase of treasury stock	(1)	(3)
Proceeds from exercise of stock options	7	—
Proceeds from issuance of common stock, net of offering costs	3,919	—
Net cash provided by (used in) financing activities	3,925	(3)

Net change in cash and cash equivalents	$972	$(1,551)
Cash and cash equivalents at beginning of period	552	2,184
Cash and cash equivalents at end of period	$1,524	$633

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Income taxes paid	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) General Information

Description of the Company – Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us,” or “our”), a Delaware corporation organized in 1984, is a science and technology development and commercialization company that launches, manages, and builds scalable companies based on innovative technology in order to maximize shareholder value.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by Astrotech Corporation in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.

Accounting Pronouncements – In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”) and ASU 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”). ASU 2018-11 provides for an additional optional adoption method of ASU 2016-02, allowing for the application of the new standard as of the adoption date and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-10 provides corrections and updates to the previously issued codification regarding Topic 842. Various areas of the codification were impacted from the update. The two standards follow the effective dates of ASU 2016-02. The Company’s population of leases consists of two property leases of 17,560 square feet expiring in April 2020 and 5,219 square feet expiring in December 2023, and a few office equipment leases. The Company has engaged a third-party to assist in assessing and implementing the new standard, including classification of leases, identifying lease and non-lease components, discount rates, and the practical expedients that are available under the guidance. The Company expects to complete the assessment and impact of adopting the new standard by the end of fiscal year 2019.

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

Our Business Units

1st Detect Corporation

1st Detect Corporation (“1st Detect”) is a manufacturer of explosives and narcotics trace detectors developed for use at airports, secured facilities, and borders worldwide. The TRACER 1000 is currently undergoing regulatory testing with both the Transportation Security Administration (“TSA”) and European Civil Aviation Conference (“ECAC”) as certification by either agency is necessary to sell the TRACER 1000 to the airport market. On June 19, 2018, the Company announced that the TRACER 1000 had entered the ECAC Common Evaluation Process (“CEP”) to obtain certification in Europe. On December 12, 2018, the Company announced that the TRACER 1000 passed the ECAC CEP tests for airport checkpoint screening of passengers. On January 9, 2019, the Company subsequently announced that the TRACER 1000 passed the CEP tests for airport cargo screening. Finally, on February 21, 2019, the Company announced that 1st Detect received ECAC certification for both passenger and cargo screening for the TRACER 1000, and the Company can now begin selling its product internationally.

In addition, on March 27, 2018, the Company announced that the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) and, on April 4, 2018, the Company announced that the TRACER 1000 began testing with TSA for passenger screening at airports. Both programs are currently progressing as expected.

With TSA and ECAC having two of the most rigorous technology review programs for Explosive Trace Detectors (“ETDs”) in the world, we believe certification by either program is a significant endorsement that customers in other vertical markets consider when procuring ETDs.

There is no assurance that any of the further steps detailed above will be achieved or that our technology will be approved by any of the programs.

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

(2) Going Concern

Financial Condition

The Company’s consolidated financial statements for the three and nine months ended March 31, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2019, the Company has working capital of $1.5 million. The Company reported a net loss of $13.3 million for the fiscal year 2018 and a net loss of $5.8 million for the nine months ended March 31, 2019, along with net cash used in operating activities of $10.8 million for the fiscal year 2018 and net cash used in operating activities of $6.6 million for the nine months ended March 31, 2019. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management’s Plans to Continue as a Going Concern

The Company remains resolute in identifying the optimal solution to its liquidity issue. The Company is currently evaluating several potential sources for additional liquidity. These include, but are not limited to, selling the Company or a portion thereof, debt financing, equity financing, merging, or engaging in a strategic partnership. On July 3, 2018, management filed Form S-3 to raise funds through the capital markets. On October 9, 2018, the Company raised $3.0 million in a private placement of equity securities to the Company’s Chairman of the Board and Chief Executive Officer, Thomas B. Pickens III, and a long-term accredited investor in the Company. As of March 31, 2019, the Company has received net proceeds of approximately $1.0 million through the sale of shares of common stock through an “at the market offering” program (the “ATM Offering”). On April 17, 2019, the Company raised $2.0 million in a private placement of equity securities to Mr. Pickens, and a long-term accredited investor in the Company. The Company is currently evaluating potential offerings of any combination of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. However, additional funding may not be available when needed or on terms acceptable to us.  If we are unable to generate funding within a reasonable timeframe, we may have to delay, reduce or terminate our research and development programs, limit strategic opportunities, or curtail our business activities. Astrotech’s consolidated financial statements as of March 31, 2019 do not include any adjustments that might result from the outcome of this uncertainty.

(3) Investments

As of March 31, 2019, the Company did not hold any investments. The following table summarizes unrealized gains and losses related to our investments as of June 30, 2018:

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

As of June 30, 2018, the Company had certain financial instruments on its condensed consolidated balance sheet related to interest-bearing time deposits and fixed income bonds. These time deposits are included in “Short-term Investments” if the maturities at the end of the reporting period were 360 days or less or “Long-term Investments” if the maturities at the end of the reporting period were over 360 days. Fixed income investments, maturing over one to three years, comprised a set of highly diversified bonds issued by various corporations and entities that in aggregate represented an above average investment-grade fixed income portfolio.

The following table presents the carrying amounts of certain financial instruments as of March 31, 2019, and June 30, 2018:

	Carrying Value
	Short-Term Investments		Long-Term Investments
(In thousands)	March 31, 2019	June 30, 2018	March 31, 2019	June 30, 2018
Mutual Funds - Corporate & Government Debt	$—	$1,728	$—	$—
Time deposits
Maturities from 91-360 days	—	495	—	—
Maturities over 360 days	—	—	—	50
Fixed Income Bonds
Maturities less than 1 year	—	1,328	—	—
Maturities from 1-3 years	—	—	—	—
Total	$—	$3,551	$—	$50

(4) Stockholders’ Equity

On October 9, 2018, the Company entered into a Securities Purchase Agreement (“Agreement No. 1”) with Thomas B. Pickens III, the Chief Executive Officer and Chairman of the Board of Directors of the Company, and a long-term accredited investor in the Company (the “Investor”).

Pursuant to Agreement No. 1, the Company agreed to sell an aggregate of 866,950 shares of its series B convertible preferred stock, par value $0.001 per share (the “Preferred Shares”) to Mr. Pickens and 409,645 of its shares of common stock, par value $0.001 per share (the “Common Shares”) to the Investor, at a price per share of $2.35 and for aggregate gross proceeds of approximately $3.0 million. The purchase price of $2.35 per share was equal to the closing price on The NASDAQ Capital Market on October 8, 2018. The Preferred Shares converted into an aggregate of 866,950 shares of common stock on December 7, 2018 upon receipt of shareholder approval in accordance with NASDAQ Listing Rule 5635(b).

As of March 31, 2019, the Company has sold 205,540 shares of common stock pursuant to an At the Market Issuance Sales Agreement with B. Riley FBR, under which B. Riley FBR acts as sales agent. A prospectus relating to the ATM Offering was filed with the SEC on November 9, 2018. In connection with the sale of these shares of common stock, the Company has received net proceeds of $998,057. The weighted-average sale price per share was $5.11.

(5) Net Loss per Share

Basic net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares outstanding during the period using the treasury stock method and the if-converted method. Potentially dilutive common shares include outstanding stock options and share-based awards. Convertible preferred shares issued in October 2018 met the definition of participating securities, however, as a result of these participating securities not having a contractual obligation to share in the losses of the Company, they were not included in the computation of basic earnings per share using the two-class method due to the Company reporting a net loss for the nine months ended March 31, 2019.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net loss	$(1,394)	$(2,855)	$(5,792)	$(8,998)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	5,467	4,060	4,734	4,059
Basic and diluted net loss per common share:
Net loss	$(0.25)	$(0.70)	$(1.22)	$(2.22)

All unvested restricted stock awards for the nine months ended March 31, 2019 are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 325,140 shares of common stock at exercise prices ranging from $1.60 to $8.35 per share outstanding as of March 31, 2019 were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

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

As of March 31, 2019, the Company did not hold any investments. The following table presents the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of June 30, 2018:

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

(8) Other Comprehensive Loss

Changes in the balances of each component included in accumulated other comprehensive loss for the nine months ended March 31, 2019, are presented below.

(In thousands)	Accumulated Other Comprehensive Loss
Unrealized Loss in Investments
Balance at June 30, 2018	$(31)
Reclassification to net loss for realized losses	31
Balance at March 31, 2019	$—

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

(10) Common Stock Compensation

Stock Option Activity Summary

The Company’s stock option activity for the nine months ended March 31, 2019, is as follows:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at June 30, 2018	361	$5.48
Granted	—	—
Exercised	(3)	2.25
Canceled or expired	(33)	3.45
Outstanding at March 31, 2019	325	$5.71

The aggregate intrinsic value of options exercisable at March 31, 2019, was $17 thousand as the fair value of the Company’s common stock is more than the exercise prices of these options. The remaining share-based compensation expense of $193 thousand related to stock options will be recognized over a weighted-average period of 1.11 years.

The table below details the Company’s stock options outstanding as of March 31, 2019:

Range of exercise prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Options Exercisable Weighted- Average Exercise Price
$1.60 – 3.55	70,500	3.23	$3.39	70,500	$3.39
$5.30 – 5.85	124,640	8.11	5.48	41,951	5.47
$6.00 – 8.35	130,000	5.65	7.19	86,000	6.59
$1.60 – 8.35	325,140	6.07	$5.71	198,451	$5.21

Compensation costs recognized related to stock option awards were $43 thousand and $93 thousand for the three months ended March 31, 2019, and 2018, respectively, and $128 thousand and $226 thousand for the nine months ended March 31, 2019, and 2018, respectively.

Restricted Stock

The Company’s restricted stock activity for the nine months ended March 31, 2019, is as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Outstanding at June 30, 2018	28	$10.16
Granted	199	3.40
Vested	(4)	8.86
Canceled or expired	(5)	9.58
Outstanding at March 31, 2019	218	$4.03

Stock compensation expenses related to restricted stock were $64 thousand and $53 thousand for the three months ended March 31, 2019, and 2018, respectively, and $77 thousand and $161 thousand for the nine months ended March 31, 2019, and 2018, respectively. The remaining share-based compensation expense of $626 thousand related to restricted stock awards granted will be recognized over a weighted-average period of 2.67 years.

(11) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of March 31, 2019, the Company established a valuation allowance against most of its net deferred tax assets. As of June 30, 2018, the Company established a full valuation allowance against all of its net deferred tax assets.

For the three months ended March 31, 2019 and 2018, the Company incurred pre-tax losses in the amount of $2.3 million and $2.9 million, respectively. For the nine months ended March 31, 2019 and 2018, the Company incurred pre-tax losses in the amount of $6.6 million and $9.0 million, respectively. The total effective tax rate was approximately 38% and 13% for the three and nine months ended March 31, 2019, respectively. The total effective tax rate was approximately 0% for each of the three and nine months ended March 31, 2018.

For the three months ended March 31, 2019, the Company’s effective tax rate differed from the federal statutory rate of 21% due to the Alternative Minimum Tax (“AMT”) credit referenced below. For the nine months ended March 31, 2019, the Company’s effective tax rate differed from the federal statutory rate of 21% due to the valuation allowance placed against its net deferred tax assets offset by the AMT credit. For the three and nine months ended March 31, 2018, the Company’s effective tax rate differed from the federal statutory rate of 28%, primarily due to the valuation allowance placed against its net deferred tax assets.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. In the second quarter of fiscal 2018, the Company revised its estimated annual effective rate to reflect a change in its federal statutory rate from 35% to 21%. The rate change was effective on January 1, 2018; therefore, the Company’s blended statutory tax rate for the fiscal year ended June 30, 2018 was 28%. The Tax Cuts and Jobs Act also removed the AMT and therefore any AMT previously paid will be a refundable credit. The AMT credit will be refunded 50% in the current year for an amount of $429 thousand. The remaining AMT amount will be deferred and received according to the percentage schedule set forth by the Tax Cuts and Jobs Act until all the AMT amount is paid in full by 2021. Due to this, the Company has a current federal income tax benefit of $429 thousand and a deferred federal income tax benefit of $429 thousand for the three and nine months ended March 31, 2019.

FASB Accounting Standards Codification (“ASC”) 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had no unrecognized tax benefit for the three and nine months ended March 31, 2019 and 2018.

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

Astral Images Corporation

Astral Images is a developer of advanced film restoration and enhancement software.

All intercompany transactions between business units have been eliminated in consolidation.

Key financial metrics of the Company’s segments are as follows:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
Revenue, Depreciation, and Income (In thousands)	Revenue	Depreciation	Loss before Income Taxes	Revenue	Depreciation	Loss before Income Taxes
1st Detect	$—	$56	$(2,048)	$—	$99	$(2,363)
Astral Images	—	8	(204)	—	91	(492)
Total	$—	$64	$(2,252)	$—	$190	$(2,855)

	Nine Months Ended March 31, 2019			Nine Months Ended March 31, 2018
Revenue, Depreciation, and Income (In thousands)	Revenue	Depreciation	Loss before Income Taxes	Revenue	Depreciation	Loss before Income Taxes
1st Detect	$—	$174	$(5,918)	$—	$305	$(7,380)
Astral Images	40	26	(732)	41	271	(1,618)
Total	$40	$200	$(6,650)	$41	$576	$(8,998)

	March 31, 2019			June 30, 2018
Assets (In thousands)	Fixed Assets, Net	Total Capital Expenditures (1)	Total Assets	Fixed Assets, Net	Total Capital Expenditures (2)	Total Assets
1st Detect	$511	$—	$3,317	$699	$8	$5,075
Astral Images	20	—	46	34	11	65
Total	$531	$—	$3,363	$733	$19	$5,140

(1)	Total capital expenditures are for the nine months ended March 31, 2019.
(2)	Total capital expenditures are for the twelve months ended June 30, 2018.

(14) Subsequent Events

On April 17, 2019, the Company entered into a Securities Purchase Agreement (“Agreement No. 2”) with Mr. Pickens, and an accredited investor.

Pursuant to Agreement No. 2, the Company agreed to sell an aggregate of 280,898 shares of its series C convertible preferred stock, par value $0.001 per share (the “Series C Preferred Shares”) to the accredited investor and 280,898 of its series D convertible preferred stock, par value $0.001 per share (the “Series D Preferred Shares”) to Mr. Pickens for aggregate gross proceeds of approximately $2.0 million, each at a purchase price equal to $3.56 per share, which was equal to the closing consolidated bid price on The NASDAQ Capital Market on April 16, 2019. The holder of the Series C Preferred Shares has agreed to restrict its ability to convert the Series C Preferred Shares such that the number of shares of the Company’s common stock held by such holder and its affiliates after such conversion does not exceed 9.99% of the Company’s then issued and outstanding shares of common stock. The Series D Preferred Shares are convertible into an aggregate of 280,898 shares of common stock at the option of the holder.

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

Either Transportation Security Administration (“TSA”) or European Civil Aviation Conference (“ECAC”) certification is necessary to sell the TRACER 1000 to the airport market. On June 19, 2018, the Company announced that the TRACER 1000 had entered the ECAC Common Evaluation Process (“CEP”) to obtain certification in Europe. On December 12, 2018, the Company announced that the TRACER 1000 passed the ECAC CEP tests for airport checkpoint screening of passengers. On January 9, 2019, the Company subsequently announced that the TRACER 1000 passed the CEP tests for airport cargo screening. Finally, on February 21, 2019, the Company announced that 1st Detect received ECAC certification for both passenger and cargo screening for the TRACER 1000, and the Company can now begin selling its product internationally. The TRACER 1000 is the first MS-based ETD to have ever passed either U.S. or European regulatory testing.

In addition, on March 27, 2018, the Company announced that the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) and, on April 4, 2018, the Company announced that the TRACER 1000 was beginning testing with TSA for passenger screening at airports. Both programs are currently progressing as expected.

With TSA and ECAC having two of the most rigorous technology review programs for ETDs in the world, we believe certification by either program is a significant endorsement that customers in other vertical markets consider when procuring ETDs.

There is no assurance that any of the further steps detailed above will be achieved or that our technology will be approved by any of the programs.

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

Management believes there have been no significant changes during the nine months ended March 31, 2019 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K.

Results of Operations

Three months ended March 31, 2019, compared to three months ended March 31, 2018:

Selected consolidated financial data for the quarters ended March 31, 2019, and 2018 is as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—
Gross margin	—%	—%
Operating expenses:
Selling, general and administrative	1,238	1,363
Research and development	1,026	1,495
Total operating expenses	2,264	2,858
Loss from operations	(2,264)	(2,858)
Interest and other income, net	12	3
Income tax benefit	858	—
Net loss	$(1,394)	$(2,855)

Revenue – The Company had no revenue in the third quarter of fiscal 2019 or 2018.

Operating Expenses – As a result of management’s ongoing commitment to optimize our available resources, operating expenses decreased $0.6 million, or 21%, during the third quarter of fiscal 2019, compared to the third quarter of fiscal 2018. Selling, general and administrative decreased $0.1 million, or 9%, due to decreases in expenses relating to lobbying, equity compensation, and headcount. Research and development decreased $0.5 million, or 31%, during the third quarter of fiscal 2019, compared to the third quarter of fiscal 2018, primarily due to decreased headcount and less depreciation expense.

Income Taxes – Income tax benefit increased $858 thousand during the third quarter of fiscal 2019, compared to the third quarter of fiscal 2018, due to the Alternative Minimum Tax (“AMT”) credit from the removal of the AMT in the Tax Cuts and Jobs Act.

Nine months ended March 31, 2019, compared to nine months ended March 31, 2018:

Selected consolidated financial data for the nine months ended March 31, 2019 and 2018 is as follows (in thousands):

	Nine Months Ended March 31,
(In thousands)	2019	2018
Revenue	$40	$41
Cost of revenue	11	24
Gross profit	29	17
Gross margin	73%	41%
Operating expenses:
Selling, general and administrative	3,667	4,397
Research and development	3,027	4,721
Total operating expenses	6,694	9,118
Loss from operations	(6,665)	(9,101)
Interest and other income, net	15	103
Income tax benefit	858	—
Net loss	$(5,792)	$(8,998)

Revenue – Total revenue remained consistent during the nine months ended March 31, 2019, compared to the nine months ended March 31, 2018. All of the revenue generated during the nine months ended March 31, 2019 was associated with the Company’s now-discontinued agreement with ColorTime, a post-production house specializing in media content creation, restoration, and distribution. The revenue generated during the nine months ended March 31, 2018 was from a software license agreement with a large post-production film company. This agreement was used to correct defects and restore one film.

Gross Profit – Gross profit is comprised of revenue less cost of revenue. During the nine months ended March 31, 2019, cost of revenue was comprised of labor related to the agreement with ColorTime. During the nine months ended March 31, 2019, cost of revenues decreased $13 thousand, compared to the nine months ended March 31, 2018, and gross profit increased $12 thousand during the same period due to the decrease in cost of revenue as described above.

Operating Expenses – As a result of management’s ongoing commitment to optimize our available resources, operating expenses decreased $2.4 million, or 27%, during the nine months ended March 31, 2019, compared to the nine months ended March 31, 2018. Selling, general and administrative decreased $0.7 million, or 17%, due to decreases in expenses relating to legal, lobbying, directors’ fees, office rent, equity compensation, and headcount. Research and development decreased $1.7 million, or 36%, during the nine months ended March 31, 2019, compared to the nine months ended March 31, 2018, primarily due to decreased headcount and less depreciation expense.

Income Taxes – Income tax benefit increased $858 thousand during the nine months ended March 31, 2019, compared to the nine months ended March 31, 2018, due to the AMT credit from the removal of the AMT in the Tax Cuts and Jobs Act.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents:

	Nine Months Ended March 31,
(In thousands)	2019	2018	change
Change in cash and cash equivalents:
Net cash used in operating activities	$(6,550)	$(8,641)	$2,091
Net cash provided by investing activities	3,597	7,093	(3,496)
Net cash provided by (used in) financing activities	3,925	(3)	3,928
Net change in cash and cash equivalents	$972	$(1,551)	$2,523

Cash and Cash Equivalents

As of March 31, 2019, we held cash and cash equivalents of $1.5 million, and our working capital was approximately $1.5 million. As of June 30, 2018, we had cash and cash equivalents of $0.6 million, and our working capital was approximately $3.3 million. Cash and cash equivalents increased by approximately $1.0 million as of March 31, 2019, as compared to June

30, 2018, due to a private placement of equity securities, the sale of shares of common stock through an “at the market offering” program (the “ATM Offering”), and the sale and/or maturities of our available-for-sale securities, partially offset by funding our normal operating activities and research and development initiatives.

Operating Activities

Cash used in operating activities decreased $2.1 million for the nine months ended March 31, 2019, compared to the nine months ended March 31, 2018, primarily caused by a reduction in our expenses.

Investing Activities

Cash provided by investing activities decreased $3.5 million for the nine months ended March 31, 2019, compared to the nine months ended March 31, 2018, due to fewer maturities and sales of our available-for-sale investments.

Financing Activities

Cash provided by financing activities was $3.9 million for the nine months ended March 31, 2019 compared to cash used in financing activities of $3 thousand for the nine months ended March 31, 2018. This change was due to a private placement of equity securities on October 9, 2018 as well as the sale of shares of common stock through the ATM Offering.

Liquidity

As of March 31, 2019, we had cash and cash equivalents of $1.5 million, and our working capital was approximately $1.5 million. For the fiscal year 2018, the Company reported a net loss of $13.3 million and net cash used in operating activities of $10.8 million. For the nine months ended March 31, 2019, the Company reported a net loss of $5.8 million and net cash used in operating activities of $6.6 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company remains resolute in identifying the optimal solution to its liquidity issue. The Company is currently evaluating several potential sources for additional liquidity. These include, but are not limited to, selling the Company or a portion thereof, debt financing, equity financing, merging, or engaging in a strategic partnership. On July 3, 2018, management filed Form S-3 to raise funds through the capital markets. On October 9, 2018, the Company entered into a Securities Purchase Agreement (the “Agreement No. 1”) with Thomas B. Pickens III, the Chief Executive Officer and Chairman of the Board of Directors of the Company, and a long-term accredited investor in the Company (the “Investor”). Pursuant to Agreement No. 1, the Company agreed to sell an aggregate of 866,950 shares of its series B convertible preferred stock, par value $0.001 per share (the “Series B Preferred Shares”) to Mr. Pickens and 409,645 of its shares of common stock, par value $0.001 per share (the “Common Shares”) to the Investor, at a price per share of $2.35 and for aggregate gross proceeds of approximately $3.0 million. The purchase price of $2.35 per share was equal to the closing price on The NASDAQ Capital Market on October 8, 2018. The Series B Preferred Shares converted into an aggregate of 866,950 shares of common stock on December 7, 2018 upon receipt of shareholder approval in accordance with NASDAQ Listing Rule 5635(b). As of March 31, 2019, the Company has sold 205,540 shares of common stock pursuant to an At the Market Issuance Sales Agreement with B. Riley FBR through the ATM Offering under which B. Riley FBR acts as sales agent. A prospectus relating to the ATM Offering was filed with the SEC on November 9, 2018. In connection with the sale of these shares of common stock, the Company has received net proceeds of $998,057. The weighted-average sale price per share was $5.11. On April 17, 2019, the Company entered into another Securities Purchase Agreement (the “Agreement No. 2”) with Mr. Pickens and the Investor. Pursuant to Agreement No. 2, the Company agreed to sell an aggregate of 280,898 shares of its series C convertible preferred stock, par value $0.001 per share (the “Series C Preferred Shares”) to the Investor and 280,898 of its series D convertible preferred stock, par value $0.001 per share (the “Series D Preferred Shares”) to Mr. Pickens, at a price per share of $3.56 and for aggregate gross proceeds of approximately $2.0 million. The purchase price of $3.56 per share was equal to the closing consolidated bid price on The NASDAQ Capital Market on April 16, 2019. The holder of the Series C Preferred Shares has agreed to restrict its ability to convert the Series C Preferred Shares such that the number of shares of the Company’s common stock held by such holder and its affiliates after such conversion does not exceed 9.99% of the Company’s then issued and outstanding shares of common stock. The Series D Preferred Shares are convertible into an aggregate of 280,898 shares of common stock at the option of the holder.

The Company is currently evaluating potential offerings of any combination of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. However, additional funding may not be available when needed or on terms acceptable to us.  If we are unable to generate funding within a reasonable timeframe, we may have to delay, reduce or terminate our research and development programs, limit strategic opportunities, or curtail our business activities. Astrotech’s consolidated financial statements as of March 31, 2019 do not include any adjustments that might result from the outcome of this uncertainty.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of March 31, 2019, the Company established a valuation allowance against most of its net deferred tax assets. As of June 30, 2018, the Company established a full valuation allowance against all of its net deferred tax assets.

For the three months ended March 31, 2019 and 2018, the Company incurred pre-tax losses in the amount of $2.3 million and $2.9 million, respectively. For the nine months ended March 31, 2019 and 2018, the Company incurred pre-tax losses in the amount of $6.6 million and $9.0 million, respectively. The total effective tax rate was approximately 38% and 13% for the three and nine months ended March 31, 2019, respectively. The total effective tax rate was approximately 0% for each of the three and nine months ended March 31, 2018.

For the three months ended March 31, 2019, the Company’s effective tax rate differed from the federal statutory rate of 21% due to the AMT credit referenced below. For the nine months ended March 31, 2019, the Company’s effective tax rate differed from the federal statutory rate of 21% due to the valuation allowance placed against its net deferred tax assets offset by the AMT credit. For the three and nine months ended March 31, 2018, the Company’s effective tax rate differed from the federal statutory rate of 28%, primarily due to the valuation allowance placed against its net deferred tax assets.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. In the second quarter of fiscal 2018, the Company revised its estimated annual effective rate to reflect a change in its federal statutory rate from 35% to 21%. The rate change was effective on January 1, 2018; therefore, the Company’s blended statutory tax rate for the fiscal year ended June 30, 2018 was 28%. The Tax Cuts and Jobs Act also removed the AMT and therefore any AMT previously paid will be a refundable credit. The AMT credit will be refunded 50% in the current year for an amount of $429 thousand. The remaining AMT amount will be deferred and received according to the percentage schedule set forth by the Tax Cuts and Jobs Act until all the AMT amount is paid in full by 2021. Due to this, the Company has a current federal income tax benefit of $429 thousand and a deferred federal income tax benefit of $429 thousand for the three and nine months ended March 31, 2019.

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had no unrecognized tax benefit for the three and nine months ended March 31, 2019 and 2018.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019, and June 30, 2018.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the nine months ended March 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of March 31, 2019, we are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations, or cash flows. From time to time, we are subject to legal proceedings and business disputes involving ordinary routine legal matters and claims incidental to our business. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements or awards against us. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2019 formatted in eXtensible Business Reporting Language: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: May 13, 2019	/s/ Eric Stober
Eric Stober
Chief Financial Officer and Principal Accounting Officer