Form 10-K
period 2019-06-30
ASTROTECH Corp
filed 2019-09-30
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended June 30, 2019

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 001-34426

Astrotech Corporation

(Exact name of registrant as specified in its charter)

Delaware	91-1273737
(State or other jurisdiction of	(I.R.S. Employer
corporation or organization)	Identification No.)

201 West 5th Street, Suite 1275, Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 485-9530

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s) ASTC	Name of each exchange
Common Stock		on which registered
$0.001 per share		NASDAQ Capital Market

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

The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2018, based upon the closing price of such stock on the NASDAQ Capital Market on such date of $4.77 was approximately $26,573,522.

As of September 27, 2019, 5,923,629 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Our efforts are focused on the following:

•	Astrotech Technology, Inc. (“ATI”) owns highly differentiated mass spectrometry technology and is a licensor of the intellectual property associated with the technology.
•	1st Detect Corporation (“1st Detect”), a licensee of ATI, is a manufacturer of explosives and narcotics trace detectors developed for use at airports, secured facilities, and borders worldwide.
•	Agriculture Technology Corporation (“AG-TECH”), a licensee of ATI, is a manufacturer of trace detectors for use in agriculture.
•	Astral Images Corporation (“Astral”) is a developer of advanced film restoration and enhancement software.

Business Developments

As of June 30, 2019, the Company issued 214,202 shares of common stock pursuant to an At-the-Market (“ATM”) Issuance Sales Agreement with B. Riley FBR, who acts as sales agent. A prospectus relating to the ATM Offering was filed with the SEC on November 9, 2018. In connection with the sale of these shares of common stock, the Company has received net proceeds of $1,042,243. The weighted-average sale price per share was $5.02.

During the last fiscal year, the Company completed two separate capital raises from Thomas B. Pickens III, the Chief Executive Officer and Chairman of the Board of Directors of the Company, and another long-term accredited investor in the Company (the “Investor”). On October 9, 2018, the Company entered into a Securities Purchase Agreement (“Agreement No. 1”) with Mr. Pickens and the Investor. Pursuant to Agreement No. 1, the Company agreed to sell an aggregate of 866,950 shares of its series B convertible preferred stock, par value $0.001 per share (the “Series B Preferred Shares”) to Mr. Pickens and 409,645 of its shares of common stock, par value $0.001 per share (the “Common Shares”) to the Investor, at a price per share of $2.35 resulting in aggregate gross proceeds of approximately $3.0 million. The purchase price of $2.35 per share was equal to the closing consolidated bid price on The NASDAQ Capital Market on October 8, 2018. The Series B Preferred Shares converted into an aggregate of 866,950 shares of common stock on December 7, 2018 upon receipt of shareholder approval in accordance with NASDAQ Listing Rule 5635(b).

On April 17, 2019, the Company entered into a second Securities Purchase Agreement (“Agreement No. 2”) with Mr. Pickens and the Investor. Pursuant to Agreement No. 2, the Company agreed to sell an aggregate of 280,898 shares of its series C convertible preferred stock, par value $0.001 per share (the “Series C Preferred Shares”) to the Investor and 280,898 of its series D convertible preferred stock, par value $0.001 per share (the “Series D Preferred Shares”) to Mr. Pickens, at a price per share of $3.56 resulting in aggregate gross proceeds of approximately $2.0 million. The purchase price of $3.56 per share was equal to the closing consolidated bid price on The NASDAQ Capital Market on April 16, 2019. The holder of the Series C Preferred Shares has agreed to restrict its ability to convert the Series C Preferred Shares such that the number of shares of the Company’s common stock held by such holder and its affiliates after such conversion does not exceed 9.99% of the Company’s then issued and outstanding shares of common stock. The Series D Preferred Shares are convertible into an aggregate of 280,898 shares of common stock at the option of the holder.

On September 5, 2019, the Company entered into a private placement transaction with Mr. Pickens for the issuance and sale of a secured promissory note (the “Note”) to Mr. Pickens with a principal amount of $1,500,000. Interest on the Note shall accrue at 11% per annum. The principal amount and accrued interest on the Note shall become due and payable on September 5, 2020 (the “Maturity Date”). The Company may prepay the principal amount and all accrued interest on the Note at any time prior to the Maturity Date. In connection with the issuance of the Note, the Company, along with 1st Detect Corporation and Astrotech Technologies, Inc. (the “Subsidiaries”), entered into a security agreement, dated as of September 5, 2019, with Mr. Pickens (the “Security Agreement”), pursuant to which the Company and the Subsidiaries granted to Mr. Pickens a security interest in all of the Company’s and the Subsidiaries’ Collateral, as such term is defined in the Security Agreement. In addition, the Subsidiaries jointly and severally agreed to guarantee and act as surety for the Company’s obligation to repay the Note pursuant to a subsidiary guarantee (the “Subsidiary Guarantee”).

Our Business Units

Astrotech Technology, Inc.

There are a number of different market opportunities for the mass spectrometry technology that was originally developed by 1st Detect Corporation. ATI was formed to own and license the intellectual property, which includes 37 patents granted with five additional patents in process, for use in different fields. ATI currently licenses the intellectual property to 1st Detect Corporation for use in the security and detection market and to Agriculture Technology Corporation for use in the agriculture market.

1st Detect Corporation

1st Detect, a licensee of ATI, has developed the TRACER 1000™, the world’s first certified mass spectrometer (“MS”)-based explosives trace detector (“ETD”), designed to replace the explosives and narcotics trace detectors used at airports, secured facilities, and borders worldwide. We believe that government and airport customers are unsatisfied with the currently deployed ETD technology, which is driven by an antiquated technology known as Ion Mobility Spectrometry (“IMS”). We believe that IMS-based ETDs are fraught with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing unnecessary passenger delays and frustration, significant wasted security resources, and lack of security personnel confidence in ETDs. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those several explosives of largest concern. In fact, we believe that adding additional compounds to the detection library of an IMS-based ETD reduces the instrument’s performance further, causing more false alarms. In contrast, adding additional compounds does not degrade the TRACER 1000’s detection capabilities, as it has what we believe to be a virtually unlimited and easily expandable threat library. With terrorist threats becoming more numerous, sophisticated, and lethal, security professionals have been looking for better instrumentation to address the evolving threats.

MS has historically been reserved for highly trained professionals in high-end laboratories with large budgets. 1st Detect has overcome the significant challenge of making this sophisticated MS technology powerful, yet simple to use, with an easy-to-understand red light or green light output, at a price that is competitive with IMS. In addition to an increased probability of detection, decreased false alarm rate, and a virtually unlimited threat library that is field-upgradable, we believe that the 1st Detect ETD can increase passenger throughput and save billions of dollars in wasted airport security personnel resources. With more than 30,000 IMS instruments installed in the field, many of which are nearing their end of life or are unable to be updated to the newest standards, 1st Detect is positioned to be a leader in securing worldwide checkpoints.

Either Transportation Security Administration (“TSA”) or European Civil Aviation Conference (“ECAC”) certification is necessary to sell the TRACER 1000 to the airport market. On June 19, 2018, the Company announced that the TRACER 1000 had entered the ECAC Common Evaluation Process (“CEP”) to obtain certification in Europe. On December 12, 2018, the Company announced that the TRACER 1000 passed the ECAC CEP tests for airport checkpoint screening of passengers. On January 9, 2019, the Company subsequently announced that the TRACER 1000 passed the CEP tests for airport cargo screening. On February 21, 2019, the Company announced that 1st Detect received ECAC certification for both passenger and cargo screening for the TRACER 1000. Finally, on June 26, 2019, the Company announced the official launch of the TRACER 1000. As the TRACER 1000 is the first MS-based ETD to have ever passed either U.S. or European regulatory testing, there has been considerable interest from prospective customers, which has yielded a number of successful demos and field trials.

In addition, on March 27, 2018, the Company announced that the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) and, on April 4, 2018, the Company announced that the TRACER 1000 was beginning testing with TSA for passenger screening at airports. With similar protocols as ECAC testing, we have received positive feedback under both programs, as anticipated. Both programs continue to progress as expected; however, there is no assurance that the TRACER 1000 will be approved by either TSA program.

Agriculture Technology Corporation

AG-TECH, a licensee of ATI, has developed the AG-LAB-1000™ series of trace detectors for use in the agricultural market. The technology is ideal for detecting trace levels of pesticides in agricultural products.in real-time. With the increasing number of U.S. states and countries legalizing hemp and cannabis, pesticide regulations have become increasingly more important. In addition to detecting pesticides, the AG-LAB-1000 instrumentation can characterize and quantify the cannabinoids (including tetrahydrocannabinol (“THC”), cannabidiol (“CBD”), and many other constituents) and terpenes (aromatic oils) present in hemp and cannabis. This information can be used by growers, distributors, and retailers to customize products, to ensure quality control, or to verify delivered products match the order. It can also be used by regulators and law enforcement to track and trace products.

Astral Images Corporation

Astral Images is a developer of advanced film restoration and enhancement software. Astral’s intelligent algorithms remove dust, scratches, and defects from film while converting the content to a digital format with significantly enhanced resolution. In addition, Astral employs artificial intelligence (“AI”) to automatically extend the color gamut and enhance the dynamic range to be viewed in 4K and/or high-dynamic range (“HDR”), collectively known as ultra-high definition (“UHD”).

Although we believe Astral has developed valuable technology fortified by patents and trade secrets, the potential market has not evolved as quickly as anticipated. Due to funding constraints, the Company’s primary focus remains on the pursuit of opportunities for 1st Detect. Consequently, headcount and expenditures at Astral have been minimized and new development is exclusively focused on strategic initiatives that would facilitate the realization of Astral’s value.

Business Strategy

1st Detect

There are more than 30,000 IMS instruments deployed in the field today, with many nearing their end of life. As the current generation of IMS technology is replaced, we are working to position the Company as the next-generation solution for the ETD market with the introduction of the world’s first ETD driven by a mass spectrometer. With mass spectrometry being the gold standard of chemical detection, an MS-ETD significantly improves detection capabilities, dramatically reduces the number of false positives, and allows for a much more expansive library of compounds of interest, yielding an instrument that we believe is far superior to the currently deployed IMS instruments, at a similar price point.

While most of our activities have been focused on developing explosives and narcotics detection for airports and cargo facilities, we believe there is significant opportunity in other government agencies and in the industrial and commercial markets as well. Such markets are large and diverse, often requiring customized solutions to satisfy customer needs. Significant effort is therefore only reserved for customer-funded development programs or programs with large markets where our technology has a unique differentiator.

Agriculture Technology Corporation

With increasing regulation in the hemp and cannabis market, processors are increasingly being required to send samples to a laboratory for testing to certify that the product does not include an unacceptable level of pesticides. This process can take five to eight days before results are available. This is a major problem because the presence of pesticides can contaminate the instrumentation used for processing, which can then contaminate subsequent batches, leading to potentially millions of dollars in wasted product. The AG-LAB-1000 can identify the presence of pesticides in seconds and alert the user accordingly, leading to significant savings. ATI is initially launching the Processing Series of products to continuously monitor the process flow of the extraction and distillation processes to detect the presence of pesticides.

Astral Images

Astral provides the state-of-the-art software solution for image restoration and enhancement by deriving significant efficiencies through its powerful AI platform to an industry that traditionally relies on expensive manual labor for image correction and enhancement that can be inconsistent and fraught with errors and omissions. While the Company looks to optimize its resources by focusing primarily on 1st Detect, the Company remains intent on evaluating it strategic options with respect to Astral.

Products and Services

1st Detect

We believe 1st Detect’s TRACER 1000 significantly outperforms currently deployed competitive trace detection solutions. Mass spectrometry is a much more powerful technology than the antiquated ion mobility spectrometry-based explosives trace detectors which is being used today.

Agriculture Technology Corporation

We believe the AG-LAB-1000 is the only solution on the market that can detect the presence of all regulated pesticides in real-time. It is also able to detect other chemical constituents from hemp and cannabis that are of significant value to growers, distributors, and retailers.

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

•

Astral HSDR ICE™ - for content originally shot in HDR, including many of today’s movies and shows, it must be reprocessed in standard-dynamic range (“SDR”) before it can be displayed on older viewing platforms. HSDR ICE™ automatically converts HDR content to SDR while preserving the richest content possible.

All of our ICE products provide for significant cost savings over the expensive, labor-intensive, and inconsistent manual process currently employed in the industry.

Customers, Sales, and Marketing

1st Detect

Marketing efforts at 1st Detect are currently focused on foreign airports and commercial companies in aviation, cargo, and border security. The Company has worked extensively to sign-up leading distributors in a number of international markets to help with sales efforts.

Agriculture Technology Corporation

The Company has received a number of inquiries from potential customers in the hemp and cannabis industry regarding our ability to detect pesticides. This led to development of our first product, which is nearing completion. We are in discussions with various channel partners that will help sell our products to target customers. We also plan to hire a sales team to go directly to customers.

Astral Images

Astral is positioned to leverage the demand generated for 4K/HDR content by the release of the new 4K/HDR standard and the growth in sales of next-generation 4K/HDR televisions. Consumers are increasingly demanding content that is optimized for their new televisions, but the conversion of content lags the sale of televisions capable of displaying that content, similar to what we saw with the proliferation of HDTV and 3D. In order to remain relevant in over-the-top distribution (Netflix, Amazon Prime, Hulu, etc.), content owners will need to convert their content to conform to the new standards. Astral is positioned to facilitate this market when industry investment in content conversion to 4K/HDR accelerates, but has focused its efforts on exploring strategic alternatives at this time.

Competition

1st Detect

Competition for the TRACER 1000 comes from ion mobility spectrometers and traditional mass spectrometers.

There are several vendors that compete directly with 1st Detect; however, 1st Detect products combine a number of attributes in a single product not currently available in other products. While 1st Detect’s focus is on replacing IMS-based ETDs, it also competes with traditional mass spectrometry solutions and our products have a number of attractive features that we believe give it a competitive advantage in an attractive market niche.

Ion Mobility Spectrometers	1st Detect

•High false alarms

•Lower probability of detection

•Numerous unscheduled bake-outs and calibrations

•Limited library of compounds of interest

•Fixed library requiring hardware changes to update

•Causes delays at security/inspection checkpoints

•Low price chemical detector

•Near-zero false alarm rate

•Higher probability of detection

•Near 100% up-time

•Unlimited library of compounds of interest

•Instantaneous library updates

•Improves throughput at checkpoints

•Competitive with IMS

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

•Tandem mass spectrometry (“MS/MS”) available on high-end instruments

•Stored Waveform Inverse Fourier Transform (“SWIFT”) available on select instruments

•Much lower price

•Laboratory-quality sensitivity, specificity, and performance

•Automated calibration

•Small footprint

•Relatively light

•Portable

•Low power requirements

•MS/MS provides secondary confirmation of an analysis

•SMART (“Sinusoidal Multiplexed Array in Real Time”), an improved version of SWIFT, selectively eliminates specific chemicals to reduce false positives

Agriculture Technology Corporation

We believe the AG-LAB-1000 is the only solution on the market that can detect the presence of all regulated pesticides in real-time. There are many laboratories that provide detailed analysis for the hemp and cannabis market, but they traditionally require samples to be sent to their laboratory with results taking between five to eight days. We believe customers have a growing desire to have the analysis in real-time.

Astral Images

Astral faces significant competition from several vendors in the scanning and restoration services industry. Our competitors are independent scanning boutiques at one end of the spectrum, and at the other end, fully-integrated post-production houses offering a breadth of services, including scanning and restoration. Our competitors all use the traditional manual restoration process that is laborious, non-exacting, inconsistent, and expensive. The level of automation provided by our AI algorithms gives us compelling cost advantages while maintaining high image quality. Our solutions are scalable, cost effective, and more consistent when compared to competitors’ traditional manual approaches.

Research and Development

1st Detect

We invest considerable resources into our internal research and development functions. We conduct research to improve system functionality, streamline and simplify the user experience, and optimize our capabilities for customer-defined specifications.

Agriculture Technology Corporation

Leveraging Astrotech’s investment in the development of mass spectrometry technology, AG-TECH is augmenting the technology for use in the agriculture market.

Astral Images

We have developed a suite of products through our research and development activities at Astral, but development of new products has been curtailed due to funding constraints and the slower than expected development of the 4K HDR conversion market. We believe in protecting our intellectual property as Astral has six U.S. patents.

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

Export Administration Act. This act provides authority to regulate exports, to improve the efficiency of export regulation, and to minimize interference with the ability to engage in commerce.

Export Administration Regulations. The Export Administration Regulations (“EAR”) govern whether a person or company may export goods from the U.S., re-export goods from a foreign country, or transfer goods from one person or company to another in a foreign country.

Regulatory Compliance and Risk Management

We maintain compliance with regulatory requirements and manage our risks through a program of compliance, awareness, and insurance, which includes maintaining certain insurances and a continued emphasis on safety to mitigate any risks.

Employees Update

As of June 30, 2019, we employed 30 employees, none of which were covered by any collective bargaining agreements.

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

As of June 30, 2019, we had an accumulated deficit of approximately $191.7 million and reported a net loss of $7.5 million for the fiscal year 2019. We are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely experience significant decline.

Our business units are in development stage. They have earned limited revenues and it is uncertain whether they will earn any revenues in the future or whether any of them will ultimately be profitable.

Our business units are in an early stage with a limited operating history. Their future operations are subject to all of the risks inherent in the establishment of a new business including, but not limited to, risks related to capital requirements, failure to establish business relationships, and competitive disadvantages against larger and more established companies. These business units will require substantial amounts of funding to continue to commercialize their products. If such funding comes in the form of equity financing, such equity financing may involve substantial dilution to existing shareholders. Even with funding, our products may fail to be effective or attractive to the market or lack the necessary financial or other resources or relationships to be successful.

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

The commercial success of any of our business units will depend, in part, on obtaining patent and other intellectual property protection for the technologies contained in any products it developed. In addition, our business units may need to license intellectual property to commercialize future products or avoid infringement of the intellectual property rights of others. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all. Our business units may suffer if any licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid, or if our respective business unit is unable to enter into necessary licenses on acceptable terms. If such business unit, or any third-party, from whom it licenses intellectual property, fails to obtain adequate patent or other intellectual property protection for intellectual property covering its products, or if any protection is reduced or eliminated, others could use the intellectual property covering the products, resulting in harm to the competitive business position of this business unit. In addition, patent and other intellectual property protection may not provide our business units with a competitive advantage against competitors that devise ways of making competitive products without infringing any patents that this business unit owns or has rights to. Such competition could adversely affect the prices for any products or the market share of any of our business units and could have a material adverse effect on its results of operations and financial condition.

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

As of June 30, 2019, the Company has working capital of $1.9 million. For the fiscal year 2019, the Company reported a net loss of $7.5 million and net cash used in operating activities of $8.5 million. For the fiscal year 2018, the Company reported a net loss of $13.3 million and net cash used in operating activities of $10.8 million. This raises substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, the sale of the shares of our common stock or obtaining alternate financing.

The Company remains resolute in identifying the optimal solution to its liquidity issue. The Company is currently evaluating several potential sources of additional liquidity. These include, but are not limited to, selling the Company or a portion thereof, debt financing, equity financing, merging, or engaging in a strategic partnership. On July 3, 2018, management filed a Form S-3 to raise funds through the capital markets. On October 9, 2018, the Company raised $3.0 million in a private placement of equity securities to the Company’s Chairman of the Board and Chief Executive Officer, Thomas B. Pickens III, and a long-term accredited investor in the Company. On April 17, 2019, the Company raised $2.0 million in a private placement of equity securities to Mr. Pickens, and a long-term accredited investor in the Company. As of June 30, 2019, the

Company has received net proceeds of approximately $1.0 million through the sale of shares of common stock through an “at-the-market offering” program (the “ATM Offering”). The Company is currently evaluating potential offerings of any combination of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. However, additional funding may not be available when needed or on terms acceptable to us.  If we are unable to generate funding within a reasonable timeframe, we may have to delay, reduce or terminate our research and development programs, limit strategic opportunities, or curtail our business activities. Astrotech’s consolidated financial statements as of June 30, 2019 do not include any adjustments that might result from the outcome of this uncertainty.

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

Our facilities located in Houston are susceptible to damage caused by hurricanes or other natural disasters.

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

If we fail to comply with the continued listing requirements of The NASDAQ Capital Market LLC, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our shares of common stock are currently listed on The NASDAQ Capital Market. On August 24, 2017, we received a written notice (the “Notice”) from NASDAQ that we were not in compliance with NASDAQ Listing Rule 5550(a)(2) (the “Rule”), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. To regain compliance, on October 13, 2017, we effectuated a 1-for-5 reverse stock split of all of our outstanding shares of common stock and a proportional reduction in the number of our authorized shares of common stock. The closing bid price of our common stock met or exceeded $1.00 per share for 10 consecutive business days following the effective date of our reverse stock split and we then regained compliance with the Rule.

There can be no assurances that we will continue to satisfy the continued listing requirements of The NASDAQ Capital Market, including the minimum bid price requirement, the minimum stockholder’s equity requirement or other corporate governance requirements. If we fail to satisfy the continued listing requirements, NASDAQ may take steps to de-list our common stock. A delisting of our common stock could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

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

Our Certificate of Incorporation authorizes 15,000,000 shares of common stock, of which 5,775,171 were outstanding as of June 30, 2019, and our Board is authorized to issue additional shares of our common stock. In addition, our Certificate of

Incorporation authorizes 2,500,000 shares of “blank check preferred stock.” Shares of “blank check preferred stock” may be issued in such series and with such rights, privileges, and limitations as the Board may, in its sole discretion, determine. Our Board has designated 300,000 shares as Series A Junior Preferred Stock, none of which are outstanding. The Board has also designated Series B Preferred Stock, none of which are outstanding. In connection with the Securities Purchase Agreement that was signed on April 17, 2019, our Board authorized the creation of Series C convertible preferred shares and Series D convertible preferred shares. Pursuant to this Agreement, the Company agreed to sell to Mr. Pickens an aggregate of 280,898 Series D Preferred Shares and sell to the other Investor an aggregate of 280,898 Series C Preferred Shares, each at a purchase price equal to $3.56 per share which was equal to the closing consolidated bid price on The NASDAQ Capital Market on April 16, 2019 for aggregate gross proceeds of $1,999,993.76.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Astrotech’s corporate headquarters is located in Austin, Texas. The leased office is 5,219 square feet and houses executive management, finance and accounting, and marketing and communications as well as the staff of our Astral subsidiary. The lease began in November 2016 and expires in December 2023, with a provision to renew and extend the lease for the entire premises, for one renewal term of five years. Astrotech must, in writing, advise the landlord of its intention to renew the lease at least eight months before the expiration of its current lease in order to renew the lease.

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

Item 3. Legal Proceedings

We are subject to legal proceedings and business disputes involving ordinary routine legal matters and claims incidental to our business. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements or awards against us. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense. As of June 30, 2019, we are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is principally traded on The NASDAQ Capital Market under the symbol ASTC. We have never paid cash dividends.

The following table identifies all repurchases during the year ended June 30, 2019 of any of the Company’s securities registered under Section 12 of the Exchange Act, as amended, by or on behalf of the Company or any affiliated purchaser.

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share
August 1, 2018 through August 31, 2018 (1)	389	$3.75
Total	389	$3.75

(1)	These shares were surrendered by employees to cover tax withholding obligations associated with equity compensation.

We have 15,000,000 shares of common stock authorized for issuance. As of September 27, 2019, we had 5,923,629 shares of common stock outstanding, which were held by approximately 5,500 holders. The last reported sale price of our common stock as reported by The NASDAQ Capital Market on September 27, 2019 was $1.95 per share.

Sales of Unregistered Securities

On October 9, 2018, the Company entered into Agreement No. 1 with Mr. Pickens, and the Investor. Pursuant to Agreement No. 1, the Company agreed to sell an aggregate of 866,950 shares of its Series B Preferred Shares to Mr. Pickens and 409,645 of its shares of Common Shares to the Investor, at a price per share of $2.35 and for aggregate gross proceeds of approximately $3.0 million. The purchase price of $2.35 per share was equal to the closing price on The NASDAQ Capital Market on October 8, 2018. The Series B Preferred Shares converted into an aggregate of 866,950 shares of common stock on December 7, 2018 upon receipt of shareholder approval in accordance with NASDAQ Listing Rule 5635(b). The securities issued pursuant to Agreement No. 1 were issued by the Company pursuant to the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act and by Rule 506 of Registration D, promulgated by the SEC, and on similar exemptions under applicable state laws. On October 24, 2018, the Company filed a Form S-3 registration statement in order to register the 409,645 Common Shares sold to the Investor referenced above. The Form S-3 became effective on November 8, 2018.

On April 17, 2019, the Company entered into Agreement No. 2 with Mr. Pickens and the Investor. Pursuant to Agreement No. 2, the Company agreed to sell an aggregate of 280,898 shares of Series C Preferred Shares to the Investor and 280,898 of Series D Preferred Shares to Mr. Pickens, at a price per share of $3.56 and for aggregate gross proceeds of approximately $2.0 million. The securities issued pursuant to Agreement No. 2 were issued by the Company pursuant to the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act and by Rule 506 of Registration D, promulgated by the SEC, and on similar exemptions under applicable state laws.

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

The Company currently operates two reportable business units, 1st Detect Corporation (“1st Detect”) and Astral Images Corporation (“Astral”), and their efforts are focused on the following:

•	1st Detect is a manufacturer of explosives and narcotics trace detectors developed for use at airports, secured facilities, and borders worldwide.
•	Astral is a developer of advanced film restoration and enhancement software.

Our Business Units

Astrotech Technology, Inc.

There are a number of different market opportunities for the mass spectrometry technology that was originally developed by 1st Detect Corporation. ATI was formed to own and license the intellectual property, which includes 37 patents granted with five additional patents in process, for use in different fields. ATI currently licenses the intellectual property to 1st Detect Corporation for use in the security and detection market and to Agriculture Technology Corporation for use in the agriculture market.

1st Detect Corporation

1st Detect, a licensee of ATI, has developed the TRACER 1000™, the world’s first certified mass spectrometer (“MS”)-based explosives trace detector (“ETD”), designed to replace the explosives and narcotics trace detectors used at airports, secured facilities, and borders worldwide. We believe that government and airport customers are unsatisfied with the currently deployed ETD technology, which is driven by an antiquated technology known as Ion Mobility Spectrometry (“IMS”). We believe that IMS-based ETDs are fraught with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing unnecessary passenger delays and frustration, significant wasted security resources, and lack of security personnel confidence in ETDs. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those several explosives of largest concern. In fact, we believe that adding additional compounds to the detection library of an IMS-based ETD reduces the instrument’s performance further, causing more false alarms. In contrast, adding additional compounds does not degrade the TRACER 1000’s detection capabilities, as it has what we believe to be a virtually unlimited and easily expandable threat library. With terrorist threats becoming more numerous, sophisticated, and lethal, security professionals have been looking for better instrumentation to address the evolving threats.

MS has historically been reserved for highly trained professionals in high-end laboratories with large budgets. 1st Detect has overcome the significant challenge of making this sophisticated MS technology powerful, yet simple to use, with an easy-to-understand red light or green light output, at a price that is competitive with IMS. In addition to an increased probability of detection, decreased false alarm rate, and a virtually unlimited threat library that is field-upgradable, we believe that the 1st Detect ETD can increase passenger throughput and save billions of dollars in wasted airport security personnel resources. With more than 30,000 IMS instruments installed in the field, many of which are nearing their end of life or are unable to be updated to the newest standards, 1st Detect is positioned to be a leader in securing worldwide checkpoints.

Either Transportation Security Administration (“TSA”) or European Civil Aviation Conference (“ECAC”) certification is necessary to sell the TRACER 1000 to the airport market. On June 19, 2018, the Company announced that the TRACER 1000 had entered the ECAC Common Evaluation Process (“CEP”) to obtain certification in Europe. On December 12, 2018, the Company announced that the TRACER 1000 passed the ECAC CEP tests for airport checkpoint screening of passengers. On January 9, 2019, the Company subsequently announced that the TRACER 1000 passed the CEP tests for airport cargo screening. On February 21, 2019, the Company announced that 1st Detect received ECAC certification for both passenger and cargo screening for the TRACER 1000. Finally, on June 26, 2019, the Company announced the official launch of the TRACER 1000. As the TRACER 1000 is the first MS-based ETD to have ever passed either U.S. or European regulatory testing, there has been considerable interest from prospective customers, which has yielded a number of successful demos and field trials.

In addition, on March 27, 2018, the Company announced that the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) and, on April 4, 2018, the Company announced that the TRACER 1000 was beginning testing with TSA for passenger screening at airports. With similar protocols as ECAC testing, we have received positive feedback under both programs, as anticipated. Both programs continue to progress as expected; however, there is no assurance that the TRACER 1000 will be approved by either TSA program.

Agriculture Technology Corporation

AG-TECH, a licensee of ATI, has developed the AG-LAB-1000™ series of trace detectors for use in the agricultural market. The technology is ideal for detecting trace levels of pesticides in agricultural products.in real-time. With the increasing number of U.S. states and countries legalizing hemp and cannabis, pesticide regulations have become increasingly more important. In addition to detecting pesticides, the AG-LAB-1000 instrumentation can characterize and quantify the cannabinoids (including tetrahydrocannabinol (“THC”), cannabidiol (“CBD”), and may other constituents) and terpenes (aromatic oils) present in hemp and cannabis. This information can be used by growers, distributors, and retailers to customize products, to ensure quality control, or to verify delivered products match the order. It can also be used by regulators and law enforcement to track and trace products.

Astral Images Corporation

Astral Images is a developer of advanced film restoration and enhancement software. Astral’s intelligent algorithms remove dust, scratches, and defects from film while converting the content to a digital format with significantly enhanced resolution. In addition, Astral employs artificial intelligence (“AI”) to automatically extend the color gamut and enhance the dynamic range to be viewed in 4K and/or high-dynamic range (“HDR”), collectively known as ultra-high definition (“UHD”).

Although we believe Astral has developed valuable technology fortified by patents and trade secrets, the potential market has not evolved as quickly as anticipated. Due to funding constraints, the Company’s primary focus remains on the pursuit of opportunities for 1st Detect. Consequently, headcount and expenditures at Astral have been minimized and new development is exclusively focused on strategic initiatives that would facilitate the realization of Astral’s value.

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

Revenue Recognition

In fiscal year 2018, Astrotech recognized revenue employing two generally accepted revenue recognition methodologies. The methodology used was based on contract type and the manner in which products and services are provided.

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

Construction-Type and Production-Type Contracts

In fiscal year 2018, some of the Company’s revenue was derived from contracts to manufacture a product to a buyer’s specification. These contracts are accounted for under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-35 “Revenue Recognition: Construction-Type and Production-Type Contracts.” This contract was fixed-price and was revenue was recorded once completed and shipped. In fiscal year 2018, we had two revenue sources and, in both arrangements, there were no undelivered elements at June 30, 2018.

Astrotech recognizes revenue employing the generally accepted revenue recognition methodologies described under the provisions of FASB ASC Topic 606 “Revenue from Contracts with Customers,” which was adopted by the Company in fiscal year 2019. The methodology used is based on contract type and how products and services are provided. The guidelines of Topic 606 establish a five-step process to govern the recognition and reporting of revenue from contracts with customers. The five steps are: (i) identify the contract with a customer, (ii) identify the performance obligations within the contract, (iii) identify fixed or determinable price, (iv) allocate the transaction price to the performance obligations within the contract, and (v) recognize revenue when or as the performance obligations are satisfied.

An additional factor is reasonable assurance of collectability. This necessitates deferral of revenue recognition until collection has occurred or collection is reasonably assured. In fiscal years 2019 and 2018, we had two revenue sources and, in both arrangements, revenue was recognized at a point in time consistent with the guidelines in Topic 606.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses for the fiscal years ended June 30, 2019 and 2018 were $3.6 million and $6.1 million, respectively, after adjusting for $18 thousand and $19 thousand in research and development expenses that were reclassified to cost of sales due to certain activities being associated with revenue recognition. The reason for this decrease was reduced compensation and related expenses and a reclassification of research and development materials to inventory on the balance sheet as we transition to selling TRACER 1000 units to the international airport security market.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share as the potential dilutive shares are considered to be anti-dilutive (see Note 11 to the consolidated financial statements).

Cash and Cash Equivalents

The Company considers short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are comprised primarily of operating cash accounts, money market investments, and certificates of deposit.

Accounts Receivable

The carrying value of the Company’s accounts receivable, net of an allowance for doubtful accounts, represents their estimated net realizable value. Astrotech estimates an allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. The Company anticipates collecting all unreserved receivables within one year. As of June 30, 2019 and 2018, there was no allowance for doubtful accounts deemed necessary.

Inventory

The Company computes inventory cost on a first-in, first-out basis, and inventory is valued at the lower of cost or net realizable value. The valuation of inventory also requires the Company to estimate obsolete and excess inventory as well as inventory that is not of saleable quality.

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

During the fourth quarter of fiscal year 2018, the Company determined that there was an impairment indicator associated with the Color ICE™ software platform and scanner of Astral (“Astral assets”). During the quarter, management’s push to sell a newer version of Astral’s Color ICE™ software to a major scanning company was postponed, possibly indefinitely. In addition, even though the Company secured its first contract that utilized Astral’s latest software, the contract yielded minimal revenues. In light of the Company’s limited resources, expenses in Astral have been reduced and efforts have been scaled back until the market begins to develop. Due to the delay in the development of the market which has to date not yielded significant revenues, management believes that, for the foreseeable future, it is probable that Astral net cash flows will continue to fall short of the value of the Astral assets. Management therefore recorded an impairment charge of $1.6 million in fiscal year 2018. As of June 30, 2019 and 2018, the fair value of these assets was immaterial.

On June 1, 2018, the Company entered into its third amendment of the original lease for the 1st Detect facility removing 8,118 square feet from its leased space. Management therefore wrote-off the leasehold improvements and other assets associated with this reduction of square footage. The total amount associated with this impairment recognized during the year ended June 30, 2018 was $114 thousand. See Note 13 to the consolidated financial statements for more information relating to the amended lease agreement. There was no impairment of long-lived assets recognized during the year ended June 30, 2019.

Fair Value of Financial Instruments

Astrotech’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The Company’s management believes the carrying amounts of these assets and liabilities approximates their fair value. For more information about the Company’s accounting policies surrounding fair value investments, see Note 6 to the consolidated financial statements.

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

Operating Leases

The Company leases space under operating leases. Lease agreements often include tenant improvement allowances, rent holidays, and rent escalation clauses, as defined in the respective lease agreements. Most of the Company’s lease agreements include renewal periods at the Company’s option. The Company recognizes rent holiday periods, tenant improvement allowances, and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased property. The Company records tenant improvement allowances and rent holidays as deferred rent liabilities on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases to rent expense on the consolidated statements of operations.

Share-Based Compensation

The Company accounts for share-based awards to employees based on the fair value of the award on the grant date. The fair value of stock options is estimated using the expected dividend yields of the Company’s stock, the expected volatility of the stock, the expected length of time the options remain outstanding, and the risk-free interest rates. Changes in one or more of these factors may significantly affect the estimated fair value of the stock options. The Company recognizes forfeitures as they occur. The fair value of awards that are likely to meet goals, if any, are recorded as an expense over the vesting period. For more information on share-based compensation, see Note 9 to the consolidated financial statements.

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

Preferred Stock

The Company has issued Series C and Series D convertible preferred stock. The holder of the Series C Preferred Shares is restricted from converting said shares to common shares if the number of common shares held by the Series C Preferred Shares holder after such conversion would exceed 9.99% of the Company’s then issued and outstanding shares of common stock. The holder of Series D Preferred Shares has the option to convert said shares to common stock at the holder’s discretion. Both Series C and Series D Preferred Shares are convertible to common stock on a one-to-one basis. The Preferred C and Preferred D are not callable by the Company. The holders of the preferred stock are entitled to receive, and the Company shall pay, dividends on shares equal to and in the same form as dividends actually paid on shares of the common stock when, and if, such dividends are paid on shares of common stock. No other dividends are paid on the preferred shares.  Preferred shares have no voting rights. Upon liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary, the preferred shares have preference over common stock.

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ equity.

Results of Operations for the Years Ended June 30, 2019 and 2018

Selected financial data for the fiscal years ended June 30, 2019 and 2018 of our operations are as follows:

	Years Ended June 30,
(In thousands)	2019	2018	Variance
Revenue	$127	$86	$41
Cost of revenue	90	36	54
Gross profit	37	50	(13)
Gross margin percentage	29%	58%	-29%
Operating expenses
Selling, general and administrative	4,876	5,629	(753)
Research and development	3,578	6,065	(2,487)
Loss on impairment of long-lived assets	—	1,693	(1,693)
Total operating expenses	8,454	13,387	(4,933)
Interest and other income, net	25	86	(61)
Income tax benefit	858	—	858
Net loss	$(7,534)	$(13,251)	$5,717

Revenue – Total revenue increased by $41 thousand, or 48%, to $127 thousand for the fiscal year ended June 30, 2019, compared to $86 thousand for the fiscal year ended June 30, 2018. Of the fiscal year 2019 revenue, $87 thousand was from a sale of our TRACER 1000 units to an international distributor of innovative technologies and $40 thousand was associated with the Company’s now-discontinued agreement with ColorTime, a post-production house specializing in media content creation, restoration, and distribution. Of the fiscal year 2018 revenue, $41 thousand was from a software license agreement with a large post-production film company and $45 thousand was associated with space-grade handrail manufacturing sales, an opportunity born from our legacy space business for which the Company has unique expertise.

Cost of Revenue and Gross Profit – Cost of revenue is comprised of labor, materials, depreciation, and overhead. Gross profit is comprised of revenue less cost of revenue. Cost of revenue increased $54 thousand, or 150%, for the fiscal year ended June 30, 2019, compared to the year ended June 30, 2018. Gross profit decreased $13 thousand, or 29%, during the fiscal year ended June 30, 2019, compared to the year ended June 30, 2018, due to the increase in costs of revenue described above.

Operating Expenses – Our operating expenses decreased $4.9 million, or 37%, during the fiscal year ended June 30, 2019, compared to the fiscal year ended June 30, 2018. Significant changes to operating expenses include the following:

•

Selling, General and Administrative Expenses – As a result of management’s ongoing commitment to optimizing our available resources, our selling, general and administrative expenses decreased $0.8 million, or 13%, for the year ended June 30, 2019, compared to the year ended June 30, 2018. This reduction was driven by decreases in compensation and related expenses, lobbying, investor relations, directors fees, legal, consulting, and audit fees.

•

Research and Development Expenses – Research and development expenses, prior to a reclassification of $18 thousand and $19 thousand to cost of revenue in fiscal years 2019 and 2018, respectively, were $3.6 million and $6.1 million. The reason for this decrease was reduced compensation and related expenses and a reclassification of research and development materials to inventory on the balance sheet as we transition to selling TRACER 1000 units to the international airport security market.

•

Loss on Impairment of Long-Lived Assets – During the fourth quarter of fiscal year 2018, the Company determined that there was an impairment indicator associated with the Color ICE™ software platform and scanner of the Astral assets. During that quarter, management’s push to sell a newer version of Astral’s Color ICE software to a major scanning company was postponed, possibly indefinitely. In addition, even though the Company secured its first contract that utilized Astral’s latest software, the contract yielded minimal revenues. In light of the Company’s limited resources, expenses in Astral have been reduced and efforts have been scaled back until the market begins to develop. Due to the delay in the development of the market which has to date not yielded significant revenues, management believes that, for the foreseeable future, it is probable that Astral net cash flows will continue to fall short of the value of the Astral assets. Management therefore recorded an impairment charge of $1.6 million in fiscal year 2018. As of June 30, 2019 and 2018, the fair value of these assets was immaterial. In addition, on June 1, 2018, the Company entered into its third amendment of the original lease for the 1st Detect facility removing 8,118 square feet from its leased space. Management therefore wrote-off the leasehold improvements and other assets associated with this reduction of square footage. The total amount associated with this impairment was $114 thousand. There was no impairment of long-lived assets recognized during the year ended June 30, 2019.

Income Taxes – Our income tax benefit increased $858 thousand for the year ended June 30, 2019, compared to the year ended June 30, 2018 due to the Alternative Minimum Tax (“AMT”) credit from the removal of the AMT in the Tax Cuts and Jobs Act.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Balance Sheet

Total assets for the year ended June 30, 2019 were $3.7 million compared to total assets of $5.1 million as of the end of fiscal year 2018. The following table sets forth the significant components of the balance sheet as of June 30, 2019, compared with 2018:

	Years Ended June 30,
(In thousands)	2019	2018	Variance
Assets:
Current assets	$2,722	$4,276	$(1,554)
Property and equipment, net	469	733	(264)
Long-term investments	—	50	(50)
Long-term tax receivable	429	—	429
Other assets, net	72	81	(9)
Total	$3,692	$5,140	$(1,448)
Liabilities and stockholders’ equity:
Current liabilities	$838	$960	$(122)
Other long-term liabilities	146	188	(42)
Stockholders’ equity	2,708	3,992	(1,284)
Total	$3,692	$5,140	$(1,448)

Current assets – Current assets decreased $1.6 million as of June 30, 2019, compared to June 30, 2018, as a result of funding our normal operating activities.

Property and equipment, net – Property and equipment decreased $0.3 million as of June 30, 2019, compared to June 30, 2018 due to continuing depreciation.

Long-term investments – Long-term investments decreased $0.1 million due to the sale of all of our available-for-sale investments.

Long-term tax receivable – Long-term tax receivable increased $0.4 million due to the AMT credit referenced above.

Current liabilities – Current liabilities decreased $0.1 million as of June 30, 2019, compared to June 30, 2018, primarily due to a reduction in payroll related accruals and other accrued expenses.

Other long-term liabilities – Other long-term liabilities decreased $42 thousand for the year ended June 30, 2019, compared to June 30, 2018, due to amortization of tenant improvement allowances associated with the corporate and 1st Detect offices.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents:

	Years Ended June 30,
(In thousands)	2019	2018	Variance
Change in cash and cash equivalents:
Net cash used in operating activities	$(8,475)	$(10,784)	$2,309
Net cash provided by investing activities	3,597	9,159	(5,562)
Net cash provided by (used in) financing activities	5,914	(7)	5,921
Net change in cash and cash equivalents	$1,036	$(1,632)	$2,668

Cash and Cash Equivalents

At June 30, 2019, we held cash and cash equivalents of $1.6 million and our net working capital was approximately $1.9 million. At June 30, 2018, we held cash and cash equivalents of $0.6 million and our net working capital was approximately $3.3 million. Cash and cash equivalents increased by approximately $1.0 million during the year ended June 30, 2019.

Operating Activities

Net cash used in operating activities was $8.5 million for the year ended June 30, 2019, compared to cash used in operating activities of $10.8 million for the year ended June 30, 2018. The decrease in cash used in operating activities was primarily due to a reduction in our expenses, partially offset by increases in income tax receivable and inventory.

Investing Activities

Net cash provided by investing activities for the year ended June 30, 2019 was $3.6 million, compared to cash provided by investing activities of $9.2 million for the year ended June 30, 2018. The decrease in cash provided by investing activities was due to fewer maturities and sales of our available-for-sale investments.

Financing Activities

Cash provided by financing activities was $5.9 million for the year ended June 30, 2019, compared to cash used in financing activities of $7 thousand for the year ended June 30, 2018. The increase in cash provided by financing activities was the result of two private placements of equity securities as well as the sale of shares of common stock through the ATM Offering.

Debt

As of June 30, 2019 and 2018, the Company had no credit facilities.

Liquidity

As of June 30, 2019, we had cash and cash equivalents of $1.6 million and our working capital was approximately $1.9 million. The Company reported a net loss of $7.5 million for the fiscal year 2019 and a net loss of $13.3 million for the fiscal year 2018, along with net cash used in operating activities of $8.5 million for the fiscal year 2019 and net cash used in operating activities of $10.8 million for the fiscal year 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern, but the Company remains resolute in identifying the optimal solution to the liquidity issue. The Company is currently evaluating several potential sources for additional liquidity. These include, but are not limited to, selling the Company or a portion thereof, debt financing, equity financing, merging, or engaging in a strategic partnership. On July 3, 2018, management filed a Form S-3 to raise funds through the capital markets. On October 9, 2018, the Company entered into Agreement No. 1 with Thomas B. Pickens III, the Chief Executive Officer and Chairman of the Board of Directors of the Company, and the Investor. Pursuant to Agreement No. 1, the Company agreed to sell an aggregate of 866,950 Series B Preferred Shares, par value $0.001 per share to Mr. Pickens and 409,645 Common Shares, par value $0.001 per share to the Investor, at a price per share of $2.35 and for aggregate gross proceeds of approximately $3.0 million. The purchase price of $2.35 per share was equal to the closing price on The NASDAQ Capital Market on October 8, 2018. The Series B Preferred Shares converted into an aggregate of 866,950 shares of common stock on December 7, 2018 upon receipt of shareholder approval in accordance with NASDAQ Listing Rule 5635(b). On April 17, 2019, the Company entered into Agreement No. 2 with Mr. Pickens and the Investor. Pursuant to Agreement No. 2, the Company agreed to sell an aggregate of 280,898 Series C Preferred Shares, par value $0.001 per share to the Investor and 280,898 Series D Preferred Shares, par value $0.001 per share to Mr. Pickens, at a price per share of $3.56 and for aggregate gross proceeds of approximately $2.0 million. The purchase price of $3.56 per share was equal to the closing consolidated bid price on The NASDAQ Capital Market on April 16, 2019. The holder of the Series C Preferred Shares has agreed to restrict its ability to convert the Series C Preferred Shares such that the number of shares of the Company’s common stock held by such holder and its affiliates after such conversion does not exceed 9.99% of the Company’s then issued and outstanding shares of common stock. The Series D Preferred Shares are convertible into an aggregate of 280,898 shares of common stock at the option of the holder. As of June 30, 2019, the Company has sold 214,202 shares of common stock pursuant to an ATM Sales Agreement with B. Riley FBR through the ATM Offering under which B. Riley FBR acts as sales agent. A prospectus relating to the ATM Offering was filed with the SEC on November 9, 2018. In connection with the sale of these shares of common stock, the Company has received net proceeds of $1,042,243. The weighted-average sale price per share was $5.02.

The Company is currently evaluating the potential offering of any combination of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. However, additional funding may not be available when needed or on terms acceptable to us. If we are unable to generate funding within a reasonable timeframe, we may have to delay, reduce, or terminate our research and development programs, limit strategic opportunities, or curtail our business activities. Astrotech’s consolidated financial statements as of June 30, 2019 do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2019.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Astrotech Corporation

Austin, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Astrotech Corporation (the “Company”) and subsidiaries as of June 30, 2019, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2019, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Armanino LLP

We have served as the Company's auditor since 2019.

San Francisco, California

September 30, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Astrotech Corporation

Austin, TX

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Astrotech Corporation (the “Company”) and subsidiaries as of June 30, 2018, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2018, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Company’s auditor from 2015 to 2019

Austin, Texas

September 25, 2018

ASTROTECH CORPORATION

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$1,588	$552
Short-term investments	—	3,551
Accounts receivable	3	12
Inventory:
Raw materials, net	150	7
Work-in-process	181	—
Income tax receivable	429	—
Prepaid expenses and other current assets	371	154
Total current assets	2,722	4,276
Property and equipment, net	469	733
Long-term investments	—	50
Long-term tax receivable	429	—
Other assets	72	81
Total assets	$3,692	$5,140
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$160	$112
Payroll related accruals	319	412
Accrued expenses and other liabilities	357	434
Income tax payable	2	2
Total current liabilities	838	960
Other liabilities	146	188
Total liabilities	984	1,148
Commitments and contingencies (Note 13)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 2,500,000 shares authorized; 280,898 and no shares of Series C and 280,898 and no shares of Series D issued and outstanding at June 30, 2019 and 2018, respectively	—	—
Common stock, $0.001 par value, 15,000,000 shares authorized; 6,184,698 and 4,496,873 shares issued at June 30, 2019 and 2018, respectively; 5,775,171 and 4,097,346 shares outstanding at June 30, 2019 and 2018, respectively	190,571	190,570
Treasury stock, 399,916 and 399,527 shares at cost at June 30, 2019 and 2018, respectively	(4,129)	(4,128)
Additional paid-in capital	7,964	1,745
Accumulated deficit	(191,698)	(184,164)
Accumulated other comprehensive loss	—	(31)
Total stockholders’ equity	2,708	3,992
Total liabilities and stockholders’ equity	$3,692	$5,140

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	June 30,
	2019	2018
Revenue	$127	$86
Cost of revenue	90	36
Gross profit	37	50
Operating expenses:
Selling, general and administrative	4,876	5,629
Research and development	3,578	6,065
Loss on impairment of long-lived assets	—	1,693
Total operating expenses	8,454	13,387
Loss from operations	(8,417)	(13,337)
Interest and other income, net	25	86
Loss from operations before income taxes	(8,392)	(13,251)
Income tax benefit	858	—
Net loss	$(7,534)	$(13,251)
Weighted average common shares outstanding:
Basic and diluted	4,940	4,061
Basic and diluted net loss per common share:
Net loss	$(1.53)	$(3.26)
Other comprehensive loss, net of tax:
Net loss	$(7,534)	$(13,251)
Available-for-sale securities
Net unrealized losses, net of zero tax expense	—	(94)
Reclassification adjustment for realized losses included in net loss, net of zero tax expense	31	124
Total comprehensive loss	$(7,503)	$(13,221)

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Preferred Stock				Common Stock
	Class C		Class D
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2017	—	$—	—	$—	4,111	$190,382	$(4,121)	$1,483	$(170,913)	$(61)	$16,770
Net change in available-for-sale debt and marketable equity securities	—	—	—	—	—	—	—	—	—	30	30
Stock-based compensation	—	—	—	—	—	—	—	262	—	—	262
Cancellation of restricted stock	—	—	—	—	(12)	—	—	—	—	—	—
Share repurchases	—	—	—	—	(2)	—	(7)	—	—	—	(7)
Restricted stock issuance	—	—	—	—	—	188	—	—	—	—	188
Net loss	—	—	—	—	—	—	—	—	(13,251)	—	(13,251)
Balance at June 30, 2018	—	—	—	—	4,097	190,570	(4,128)	1,745	(184,164)	(31)	3,992
Net change in available-for-sale debt and marketable equity securities	—	—	—	—	—	—	—	—	—	31	31
Issuance of shares, net of offering issuance costs of $113,726	281	—	281	—	1,491	1	—	5,907	—	—	5,908
Stock-based compensation	—	—	—	—	—	—	—	177	—	—	177
Cancellation of restricted stock	—	—	—	—	(25)	(14)	—	—	—	—	(14)
Exercise of stock options	—	—	—	—	3	7	—	—	—	—	7
Share repurchases	—	—	—	—	—	—	(1)	—	—	—	(1)
Restricted stock issuance	—	—	—	—	209	7	—	135	—	—	142
Net loss	—	—	—	—	—	—	—	—	(7,534)	—	(7,534)
Balance at June 30, 2019	281	$—	281	$—	5,775	$190,571	$(4,129)	$7,964	$(191,698)	$—	$2,708

See the accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,534)	$(13,251)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	305	450
Amortization	6	16
Depreciation	262	749
Deferred income tax benefit	(429)	—
Net loss on sale of available-for-sale investments	31	124
Loss on impairment of long-lived assets	—	1,693
Changes in assets and liabilities:
Accounts receivable	9	134
Inventory, net	(324)	—
Income tax receivable	(429)	—
Other assets and liabilities	(420)	(552)
Accounts payable	48	(147)
Net cash used in operating activities	(8,475)	(10,784)
Cash flows from investing activities:
Proceeds from sale of available-for-sale investments	3,345	7,229
Proceeds from maturities of securities	250	1,949
Proceeds from sale of property and equipment	2	—
Purchases of property and equipment	—	(19)
Net cash provided by investing activities	3,597	9,159
Cash flows from financing activities:
Payments for purchase of treasury stock	(1)	(7)
Proceeds from exercise of stock options	7	—
Proceeds from issuance of stock, net of offering issuance costs	5,908	—
Net cash provided by (used in) financing activities	5,914	(7)
Net change in cash and cash equivalents	$1,036	$(1,632)
Cash and cash equivalents at beginning of period	552	2,184
Cash and cash equivalents at end of period	$1,588	$552
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Income taxes paid	$—	$—

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2019 and 2018

(1) Description of the Company and Operating Environment

Astrotech Corporation (NASDAQ: ASTC) (“Astrotech,” “the Company,” “we,” “us” or “our”), a Delaware corporation organized in 1984, is a science and technology development and commercialization company that launches, manages, and builds scalable companies based on innovative technology in order to maximize shareholder value.

Business Overview

Segment Information – The Company operates two reportable business units, 1st Detect Corporation (“1st Detect”) and Astral Images Corporation (“Astral”). Since the Company operates in two segments, all financial segment information required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting (“FASB ASC 280”) can be found in Note 14, Segment Information.

1st Detect Corporation

1st Detect - 1st Detect has developed the TRACER 1000™ for use at airports, secured facilities, and borders worldwide. On June 19, 2018, the Company announced that the TRACER 1000 had entered the European Civil Aviation Conference (“ECAC”) Common Evaluation Process (“CEP”) to obtain certification in Europe. On December 12, 2018, the Company announced that the TRACER 1000 passed the ECAC CEP tests for airport checkpoint screening of passengers. On January 9, 2019, the Company subsequently announced that the TRACER 1000 passed the CEP tests for airport cargo screening. On February 21, 2019, the Company announced that 1st Detect received ECAC certification for both passenger and cargo screening for the TRACER 1000. Finally, on June 26, 2019, the Company announced the official launch of the TRACER 1000.

In addition, on March 27, 2018, the Company announced that the TRACER 1000 was accepted into Transportation Security Administration’s (“TSA”) Air Cargo Screening Technology Qualification Test (“ACSQT”) and, on April 4, 2018, the Company announced that the TRACER 1000 began testing with TSA for passenger screening at airports. Both programs are currently progressing as expected; however, there is no assurance that the TRACER 1000 will be approved by either TSA program.

Astral Images Corporation

Astral Images - Astral is a developer of advanced film restoration and enhancement software. Astral’s intelligent algorithms remove dust, scratches, and defects from film while converting the content to a digital format with significantly enhanced resolution. In addition, Astral employs artificial intelligence (“AI”) to automatically extend the color gamut and enhance the dynamic range to be viewed in 4K and/or high-dynamic range (“HDR”), collectively known as ultra-high definition (“UHD”).

Although we believe Astral has developed valuable technology fortified by patents and trade secrets, the potential market has not evolved as quickly as anticipated. Due to funding constraints, the Company’s primary focus remains on the pursuit of opportunities for 1st Detect. Consequently, headcount and expenditures at Astral have been minimized and new development is exclusively focused on strategic initiatives that would facilitate the realization of Astral’s value.

(2) Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Astrotech Corporation and its wholly-owned subsidiaries that are required to be consolidated. All intercompany transactions have been eliminated in consolidation.

On October 16, 2017, the Company effectuated a reverse stock split of its shares of common stock whereby every five (5) pre-split shares of common stock were exchanged for one (1) post-split share of the Company's common stock (“Reverse Stock Split”). No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have held a fractional share of the common stock received a cash payment in lieu thereof. Numbers presented in these financial statements have been adjusted to reflect the Reverse Stock Split.

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

Revenue Recognition

Astrotech recognizes revenue employing the generally accepted revenue recognition methodologies described under the provisions of FASB ASC Topic 606 “Revenue from Contracts with Customers,” which was adopted by the Company in fiscal year 2019. The methodology used is based on contract type and how products and services are provided. The guidelines of Topic 606 establish a five-step process to govern the recognition and reporting of revenue from contracts with customers. The five steps are: (i) identify the contract with a customer, (ii) identify the performance obligations within the contract, (iii) identify fixed or determinable price, (iv) allocate the transaction price to the performance obligations within the contract, and (v) recognize revenue when or as the performance obligations are satisfied.

An additional factor is reasonable assurance of collectability. This necessitates deferral of revenue recognition until collection has occurred or collection is reasonably assured. In fiscal years 2019 and 2018, we had two revenue sources and, in both arrangements, revenue was recognized at a point in time consistent with the guidelines in Topic 606.

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share as the potential dilutive shares are considered to be anti-dilutive. For more information, see Note 11.

Cash and Cash Equivalents

The Company considers short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are comprised primarily of operating cash accounts, money market investments, and certificates of deposits.

Accounts Receivable

The carrying value of the Company’s accounts receivable, net of an allowance for doubtful accounts, represents their estimated net realizable value. Astrotech estimates an allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. The Company anticipates collecting all unreserved receivables within one year. As of June 30, 2019 and 2018, there was no allowance for doubtful accounts deemed necessary.

Inventory

The Company computes inventory cost on a first-in, first-out basis, and inventory is valued at the lower of cost or net realizable value. The valuation of inventory also requires the Company to estimate obsolete and excess inventory as well as inventory that is not of saleable quality.

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

During the fourth quarter of fiscal year 2018, the Company determined that there was an impairment indicator associated with the Color ICE™ software platform and scanner of Astral (“Astral assets”). During the quarter, management’s push to sell a newer version of Astral’s Color ICE™ software to a major scanning company was postponed, possibly indefinitely. In addition, even though the Company secured its first contract that utilized Astral’s latest software, the contract yielded minimal revenues. In light of the Company’s limited resources, expenses in Astral have been reduced and efforts have been scaled back until the market begins to develop. Due to the delay in the development of the market which has to date not yielded significant revenues, management believes that, for the foreseeable future, it is probable that Astral net cash flows will continue to fall short of the value of the Astral assets. Management therefore recorded an impairment charge of $1.6 million in fiscal year 2018. As of June 30, 2019 and 2018, the fair value of these assets was immaterial.

On June 1, 2018, the Company entered into its third amendment of the original lease for the 1st Detect facility removing 8,118 square feet from its leased space. Management therefore wrote-off the leasehold improvements and other assets associated with this reduction of square footage. The total amount associated with this impairment recognized during the year ended June 30, 2018 was $114 thousand. See Note 13 for more information relating to the amended lease agreement. There was no impairment of long-lived assets recognized during the year ended June 30, 2019.

Fair Value of Financial Instruments

Astrotech’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. Management believes the carrying amounts of these assets and liabilities approximates their fair value due to their liquidity. For more information about the Company’s accounting policies surrounding fair value investments, see Note 6.

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

Share-Based Compensation

The Company accounts for share-based awards to employees based on the fair value of the award on the grant date. The fair value of stock options is estimated using the expected dividend yields of the Company’s stock, the expected volatility of the stock, the expected length of time the options remain outstanding, and the risk-free interest rates. Changes in one or more of these factors may significantly affect the estimated fair value of the stock options. The Company recognizes forfeitures as they occur. The fair value of awards that are likely to meet goals, if any, are recorded as an expense over the vesting period. For more information, see Note 9.

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

Accounting Pronouncements

In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02: Leases (Topic 842) (“ASU 2016-02”) and ASU 2018-10: Codification Improvements to Topic 842, Leases (“ASU 2018-10”). These ASUs require that a lessee recognize on its balance sheet, a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For leases with a term of 12 months or fewer, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. For statement of operations purposes, leases are still required to be classified as either operating or financing. Operating leases will result in straight-line expense while financing leases will result in a front-loaded expense pattern.

Astrotech has two existing facility leases and several small equipment leases. The headquarters lease expires in 2023 and the 1st Detect lease expires in 2020. The Company has completed its evaluation of the provisions of this standard and concluded that the adoption of this standard will place approximately $1.8 million of right-of-use assets on the consolidated balance sheet with an $1.8 million offset to lease liability reported in current and long-term liabilities. The initial $0.2 million adjustment resulting from implementation of this standard will reduce liabilities and reduce beginning accumulated deficit. This effect includes 1st Detect occupying comparable space to its current location with a new five-year lease; however, the Company did not include any future commitments beyond April 2020 for the 1st Detect facility in Note 13.

Topic 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The Company will adopt Topic 842 for its fiscal year 2020, which begins on July 1, 2019. As allowed by the guidance, the Company will elect the transition option which does not require restatement of prior periods. The Company will also elect the practical expedients which does not require the Company to reassess initial direct costs, classification of existing leases, or whether any existing contracts may contain an imbedded lease.

The adoption of Topic 842 will place a material amount of assets and offsetting liabilities on the balance sheet, but will not have a material impact on its statement of operations or total cash flows.

(3) Going Concern

Financial Condition

The Company’s consolidated financial statements for the year ended June 30, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2019, the Company has working capital of $1.9 million. The Company reported a net loss of $7.5 million for the fiscal year 2019 and a net loss attributable to the Company of $13.3 million for the fiscal year 2018, along with net cash used in operating activities of $8.5 million for the fiscal year 2019 and net cash used in operating activities of $10.8 million for the fiscal year 2018. This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the audited financial statements are issued.

Management’s Plans to Continue as a Going Concern

The Company remains resolute in identifying the optimal solution to its liquidity issue. The Company is currently evaluating several potential sources for additional liquidity. These include, but are not limited to, selling the Company or a portion thereof, debt financing, equity financing, merging, or engaging in a strategic partnership. On July 3, 2018, management filed Form S-3 to raise funds through the capital markets. On October 9, 2018, the Company raised $3.0 million in a private placement of equity securities to the Company’s Chairman of the Board and Chief Executive Officer, Thomas B. Pickens III, and a long-term accredited investor in the Company. On April 17, 2019, the Company raised $2.0 million in a private placement of equity securities to Mr. Pickens, and a long-term accredited investor in the Company. As of June 30, 2019, the Company has received net proceeds of approximately $1.0 million through the sale of shares of common stock through an “at-the-market offering” program (the “ATM Offering”). The Company is currently evaluating potential offerings of any combination of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. However, additional funding may not be available when needed or on terms acceptable to us.  If we are unable to generate funding within a reasonable timeframe, we may have to delay, reduce or terminate our research and development programs, limit strategic opportunities, or curtail our business activities. Astrotech’s consolidated financial statements as of June 30, 2019 do not include any adjustments that might result from the outcome of this uncertainty.

(4) Investments

As of June 30, 2019, the Company did not hold any investments. The following table summarizes unrealized gains and losses related to our investments as of June 30, 2018:

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

The following table presents the carrying amounts of certain financial instruments as of June 30, 2019, and June 30, 2018:

	Carrying Value
	Short-Term Investments		Long-Term Investments
(In thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Mutual Funds - Corporate & Government Debt	$—	$1,728	$—	$—
Time Deposits
Maturities from 91-360 days	—	495	—	—
Maturities over 360 days	—	—	—	50
Fixed Income Bonds
Maturities less than 1 year	—	1,328	—	—
Total	$—	$3,551	$—	$50

(5) Property and Equipment

As of June 30, 2019 and 2018, property and equipment consisted of the following:

	June 30,
(In thousands)	2019	2018
Furniture, Fixtures, Equipment & Leasehold Improvements	$2,487	$2,554
Software	326	326
Capital Improvements in Progress	—	—
Gross Property and Equipment	2,813	2,880
Accumulated Depreciation	(2,344)	(2,147)
Property and Equipment, net	$469	$733

Depreciation and amortization expense of property and equipment was $0.3 million for the year ended June 30, 2019 and $0.7 million for the year ended June 30, 2018.

(6) Fair Value of Financial Instruments

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

As of June 30, 2019, the Company did not hold any investments. The following table presents the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of June 30, 2018:

	June 30, 2018
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$1,728	$1,728	$—	$—	$1,728
Bonds: less than 1 year	1,328	—	1,328	—	1,328
Time deposits: 91-360 days	495	—	495	—	495
Time deposits: over 360 days	50	—	50	—	50
Total	$3,601	$1,728	$1,873	$—	$3,601

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

(7) Other Comprehensive Loss

Changes in the balances of each component included in accumulated other comprehensive loss for the year ended June 30, 2019 are presented below.

(In thousands)	Accumulated Other Comprehensive Loss
Unrealized Loss in Investments
Balance at June 30, 2018	$(31)
Reclassification to net loss for realized losses	31
Balance at June 30, 2019	$—

(8) Business Risk and Credit Risk Concentration Involving Cash

For the fiscal year ended June 30, 2019, the Company had two customers that together comprised all of the Company’s revenue. All of the Company’s revenue for the fiscal year ended June 30, 2018 came from two different customers. The following table summarizes the concentrations of sales for the Company’s customers:

	Year Ended June 30, 2019	Year Ended June 30, 2018
	Percentage of Total Sales	Percentage of Total Sales
Post-Production Film Company #1	—	48%
Aerospace Manufacturing Company	—	52%
Post-Production Film Company #2	31%	—
Mini Mass Spectrometer Distributor	69%	—

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation (the “FDIC”). The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what the Company believes to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(9) Common Stock Incentive, Stock Purchase Plans, and Other Compensation Plans

2011 Stock Incentive Plan (“2011 Plan”)

The 2011 Plan was designed to increase shareholder value by compensating employees over the long term. The plan is to be used to promote long-term financial success and execution of the Company’s business strategy. At the time of approval, 350,000 shares of Astrotech’s common stock were reserved for issuance under this plan. On June 26, 2014, an additional 400,000 shares of Astrotech’s common stock were approved for issuance under this plan. On December 7, 2017, an additional 225,000 shares of Astrotech’s common stock were approved for issuance under this plan. On December 7, 2018, an additional 537,197 shares of Astrotech’s common stock were approved for issuance under this plan. The 2011 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock, stock options, stock appreciation rights, and restricted stock to employees, directors, and consultants of the Company. As of June 30, 2019, there were 611,182 shares available for grant under the 2011 Plan.

Stock Option Activity Summary

The Company’s stock option activity for the years ended June 30, 2019 and 2018 was as follows:

	Shares (In thousands)	Weighted Average Exercise Price
Outstanding at June 30, 2017	365	$6.25
Granted	—	—
Exercised	—	—
Canceled or expired	(4)	5.30
Outstanding at June 30, 2018	361	$5.48
Granted	—	—
Exercised	(3)	2.25
Canceled or expired	(34)	3.51
Outstanding at June 30, 2019	324	$5.71

The aggregate intrinsic value of options exercisable at June 30, 2019 was $0 as the fair value of the Company’s common stock is less than the exercise prices of these options. The aggregate intrinsic value of all options outstanding at June 30, 2019 was $0.

Range of exercise prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Options Exercisable Weighted- Average Exercise Price
$2.83 – 3.55	70,500	2.98	$3.39	70,500	$3.39
$5.30 – 5.85	123,653	7.86	5.48	79,575	5.48
$6.00 – 8.35	130,000	5.40	7.19	86,000	6.59
$2.83 – 8.35	324,153	5.81	$5.71	236,075	$5.25

Compensation costs recognized related to vested stock option awards during the years ended June 30, 2019 and 2018 were $0.2 million and $0.3 million, respectively. At June 30, 2019, there was $0.1 million of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted average period of 0.9 years.

Restricted Stock

The Company’s restricted stock activity for the years ended June 30, 2019 and 2018, was as follows:

	Shares (In thousands)	Weighted Average Grant-Date Fair Value
Outstanding at June 30, 2017	56	$9.95
Granted	—	—
Exercised	(16)	13.37
Canceled or expired	(12)	8.35
Outstanding at June 30, 2018	28	$10.16
Granted	209	3.40
Exercised	(4)	8.86
Canceled or expired	(25)	4.55
Outstanding at June 30, 2019	208	$4.06

Compensation costs recognized related to vested restricted stock awards during the years ended June 30, 2019 and 2018 were $0.1 million and $0.2 million, respectively. At June 30, 2019, there was $0.5 million of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 2.5 years.

Fair Value of Stock-Based Compensation

Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes model on the date of grant of stock options. The fair values of stock options are amortized as compensation expense on a straight-line basis over the vesting period of the grants. The Company recognizes forfeitures as they occur. The assumptions used for the years ended June 30, 2019 and 2018 and the resulting estimates of weighted-average fair value per share of options granted or modified are summarized in the following table:

	Year Ended June 30, 2019	Year Ended June 30, 2018
Expected Dividend Yield	—	—
Expected Volatility	100%	113%
Risk-Free Interest Rates	2.00%	2.86%
Expected Option Life (in years)	3.50	3.50
Weighted-average grant-date fair value of options awarded	$3.01	$2.83

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

•	The estimate of the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.
•	For the years ended June 30, 2019 and June 30, 2018, the Company used the simplified method of calculating the expected life of the options.

(10) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of June 30, 2019 and 2018, the Company had established a full valuation allowance against all of its net deferred tax assets.

For the fiscal year ended June 30, 2019, the Company incurred losses from operations in the amount of $8.4 million. The total effective tax rate is approximately 10% for the fiscal year. There is no current state tax expense.

FASB ASC 740, Income Taxes addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had no unrecognized tax benefit for the years ended June 30, 2019 and 2018.

For the years ended June 30, 2019 and 2018, the Company’s effective tax rate differed from the federal statutory rate of 21% & 28% respectively, primarily due to the valuation allowance placed against its net deferred tax assets and the recognition of the AMT credit for the fiscal year 2019.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. In the second quarter of fiscal year 2018, the Company revised its estimated annual effective rate to reflect a change in its federal statutory rate from 35% to 21%. The rate change was effective on January 1, 2018; therefore, the Company’s blended statutory tax rate for the fiscal year ended June 30, 2018 was 28%. Note that the Company currently has net operating loss carryovers. A valuation allowance has been recorded to fully reserve for net operating loss carryovers, other carryovers, and book/tax differences on the balance sheet.

SAB 118 Measurement Period

The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Cuts and Jobs Act in 2017 and throughout 2018. At June 30, 2018, the Company had not completed its accounting for all the enactment-date income tax effects of the Tax Cuts and Jobs Act under ASC 740, Income Taxes, for remeasurement of deferred tax assets and liabilities. As of December 22, 2018, the Company completed its accounting for all of the enactment-date income tax effects of the Tax Cuts and Jobs Act. As further discussed below, during fiscal year 2019, the Company recognized adjustments of $509 thousand to the provisional amounts recorded at June 30, 2019 and included these adjustments as a component of gross deferred taxes before valuation allowance.

Deferred Tax Assets and Liabilities

As of June 30, 2018, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21%), by recording a provisional amount of $8.5 million. Upon further analysis of certain aspects of the Tax Cuts and Jobs Act and refinement of calculations during the year ended June 30, 2019, the Company adjusted its provisional amount by $509 thousand, which is included as a component of gross deferred taxes before valuation allowance.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized.

The components of income tax benefit from operations are as follows:

	Year Ended June 30,
(In thousands)	2019	2018
Current
Federal	$858	$—
State and local	—	—
Total current tax benefit	$858	$—
Deferred
Federal	—	—
State and local	—	—
Total deferred tax benefit	$—	$—
Total tax benefit	$858	$—

A reconciliation of the reported income tax benefit to the amount that would result by applying the U.S. Federal statutory rate to the loss before income taxes to the actual amount of income tax benefit recognized follows:

	Year Ended June 30,
(In thousands)	2019	2018
Expected benefit	$1,763	$3,647
State tax (expense) benefit	—	—
Change in valuation allowance	(1,325)	(3,608)
AMT credit refund	—	—
Other permanent items	(9)	(39)
Total income tax benefit	$429	$—

The Company’s deferred tax assets as of June 30, 2019 and 2018 consist of the following:

	Year Ended June 30,
(In thousands)	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$17,738	$15,976
Alternative minimum tax credit carryforwards	—	857
Accrued expenses and other timing	1,100	983
Total gross deferred tax assets	$18,838	$17,816
Less — valuation allowance	(18,903)	(17,518)
Net deferred tax assets	$(65)	$298
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	$65	$(298)
Total gross deferred tax liabilities	65	(298)
Net deferred tax assets	$—	$—

The Company files consolidated returns for federal, Florida, and Texas income and franchise taxes. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be utilized to offset future tax liabilities. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2019, the Company provided a full valuation allowance of approximately $18.9 million against its net deferred tax assets. This deferred tax asset will be presented as a long-term tax receivable.

The valuation allowance increased by approximately $1.4 million for the year ended June 30, 2019. Since the Company reflects a full valuation allowance against its deferred tax assets, there has been no income tax impact from these changes. The Tax Cuts and Jobs Act enacted on December 22, 2017 repealed the alternative minimum tax and any available alternative minimum tax credit will be refunded according to the guidelines of the Tax Cuts and Jobs Act. The alternative minimum tax credit is limited to 50% of the available balance each year for tax years 2018 to 2020 and any remaining balance is fully refundable for tax year 2021. The alternative minimum tax credit amount available is $858 thousand and the current year credit is $429 thousand.

At June 30, 2019, the Company had net operating loss carryforwards of approximately $77.7 million with approximately $57.7 million ($12.1 million, tax effected) for federal income tax purposes that are available to offset future regular taxable income set to expire between the years of 2020 and 2037. The Company also had net operating loss carryforwards with indefinite lives of approximately $20.0 million ($4.2 million, tax effected) for federal income tax purposes that are available to offset future regular taxable income. For net operating losses with indefinite carryforward lives, generated beginning after December 31, 2017, the Tax Cuts and Jobs Act limits the amount of net operating losses to be utilized and deducted by the taxpayer to 80% of the taxpayer’s taxable income. Utilization of some of these net operating losses is limited due to the changes in stock ownership of the Company associated with the October 2007 Exchange Offer; as such, the benefit from these losses may not be realized.

At June 30, 2019, the Company also has accumulated state net operating loss carryforwards of approximately $42.6 million ($1.4 million, tax effected) that are available to offset future state taxable income. These net operating loss carryforwards expire between the years 2026 and 2038. These losses may also be subject to utilization limitations; as such, the benefit from these losses may not be realized.

The Company has a temporary credit for business loss carryovers that may be utilized to offset its Texas margin tax. At June 30, 2019, the credit amount is $0.5 million ($0.3 million, tax effected). These credits may be used to offset $13 thousand of state tax liability each year and will expire in 2027.

At June 30, 2019, the Company has $0.4 million of alternative minimum tax credit carryforwards available to offset future regular tax liabilities.

Uncertain Tax Positions

The Company had no uncertain tax positions at June 30, 2019 and 2018.

The Company recognizes interest and penalties related to income tax matters in income tax expense, as incurred. For the years ended June 30, 2019 and 2018, the Company did not recognize any interest expense for uncertain tax positions.

(11) Net Loss per Share

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

Reconciliation and the components of basic and diluted net loss per share are as follows (in thousands, except per share data):

	Year Ended
	2019	2018
Numerator:
Net loss	$(7,534)	$(13,251)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	4,940	4,061
Basic and diluted net loss per common share:
Net loss	$(1.53)	$(3.26)

All unvested restricted stock awards for the years ended June 30, 2019 and 2018 are not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive. Options to purchase 324,153 shares of common stock at exercise prices ranging from $2.83 to $8.35 per share outstanding for the year ended June 30, 2019 and options to purchase 361,128 shares of common stock at exercise prices ranging from $1.60 to $16.00 per share outstanding for the year ended June 30, 2018 were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive.

(12) Employee Benefit Plans

Astrotech has a defined contribution retirement plan, which covers substantially all employees and officers. For each of the years ended June 30, 2019 and 2018, the Company has contributed the required match of $0.2 million to the plan. The Company has the right, but not an obligation, to make additional contributions to the plan in future years at the discretion of the Company’s Board of Directors. The Company has not made any additional contributions for the years ended June 30, 2019 and 2018.

(13) Commitments and Contingencies

The Company is obligated under non-cancelable operating leases for equipment and office space. Future minimum payments under the operating leases are as follows (in thousands):

For the Year Ended June 30,
2020	$344
2021	198
2022	204
2023	210
2024	143
Thereafter	—
Total	$1,099

Rent expense was approximately $0.3 million and $0.4 million for the years ended June 30, 2019 and 2018, respectively.

Astrotech Corporation leases office space consisting of 5,219 square feet in Austin, Texas and houses executive management, finance and accounting, marketing and communications as well as the staff of our Astral subsidiary. The lease began in November 2016 and expires in December 2023 with a provision to renew and extend the lease for the entire premises for one renewal term of five years. Astrotech must, in writing, advise the landlord of its intention to renew the lease at least eight months before the expiration of its current lease in order to renew the lease.

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

All intercompany transactions between business units have been eliminated in consolidation.

Key financial metrics of the Company’s segments for the years ended June 30, 2019 and 2018 are as follows:

	Year Ended June 30, 2019
(In thousands)	Revenue	Depreciation	Loss on Impairment of Long-Lived Assets	Loss Before Income Taxes
1st Detect	$87	$233	$—	$(7,526)
Astral Images	40	29	—	(866)
Total	$127	$262	$—	$(8,392)

	Year Ended June 30, 2018
(In thousands)	Revenue	Depreciation	Loss on Impairment of Long-Lived Assets	Loss Before Income Taxes
1st Detect	$46	$392	$(114)	$(9,582)
Astral Images	40	357	(1,579)	(3,669)
Total	$86	$749	$(1,693)	$(13,251)

	June 30, 2019
(In thousands)	Fixed Assets, Net	Total Capital Expenditures	Total Assets
1st Detect	$452	$—	$3,668
Astral Images	17	—	24
Total	$469	$—	$3,692

	June 30, 2018
(In thousands)	Fixed Assets, Net	Total Capital Expenditures	Total Assets
1st Detect	$699	$8	$5,075
Astral Images	34	11	65
Total	$733	$19	$5,140

(15) Subsequent Events

Subsequent to year-end and as of September 24, 2019, the Company has sold an additional 146,466 shares of common stock pursuant to the ATM Offering. In connection with the sales of these shares of common stock, the Company has received net proceeds of $327,891. The weighted-average sale price per shares was $2.24.

On September 5, 2019, the Company entered into a private placement transaction with Thomas B. Pickens III, the Chief Executive Officer and Chairman of the Board of Directors of the Company for the issuance and sale of a secured promissory note (the “Note”) to Mr. Pickens with a principal amount of $1,500,000. Interest on the Note shall accrue at 11% per annum. The principal amount and accrued interest on the Note shall become due and payable on September 5, 2020 (the “Maturity Date”). The Company may prepay the principal amount and all accrued interest on the Note at any time prior to the Maturity Date. In connection with the issuance of the Note, the Company, along with 1st Detect Corporation and Astrotech Technologies, Inc. (the “Subsidiaries”), entered into a security agreement, dated as of September 5, 2019, with Mr. Pickens (the “Security Agreement”), pursuant to which the Company and the Subsidiaries granted to Mr. Pickens a security interest in all of the Company’s and the Subsidiaries’ Collateral, as such term is defined in the Security Agreement. In addition, the Subsidiaries jointly and severally agreed to guarantee and act as surety for the Company’s obligation to repay the Note pursuant to a subsidiary guarantee (the “Subsidiary Guarantee”).

On September 20, 2019, the Company announced the launch of a new subsidiary company, Agriculture Technology Corporation (“AG-TECH”), in response to a growing number of inquiries from the agriculture industry requiring detection of trace levels of harmful pesticides in agricultural products. AG-TECH licenses its AG-LAB-1000 technology from another newly formed subsidiary of the Company, Astrotech Technology, Inc. (“ATI”). ATI also licenses its mass spectrometry technology to 1st Detect for use in its TRACER 1000.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal controls through the oversight of the operations of the Company, and, based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of June 30, 2019, based on the frame-work in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of June 30, 2019.

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

Item 9B.   Other Information

None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

The following sets forth information concerning members of the Board of Directors:

Current Directors	Principal Occupation	Age as of June 30, 2019	Director Since
Thomas B. Pickens III	Chairman and Chief Executive Officer of Astrotech Corporation	62	2004
Mark Adams *	Founder and CEO, Waterloo Medical Solution, LLC	57	2007
Daniel T. Russler, Jr. *	Principal, Family Asset Management, LLC	56	2011
Ronald W. Cantwell *	President, VC Holdings, Inc.	75	2015
Tom Wilkinson *	Chief Executive Officer, Xplore Technologies	49	2018

* Indicates independent director

Directors

Thomas B. Pickens III
Chairman and Chief Executive Officer of Astrotech Corporation

Mr. Pickens currently serves as Chairman of the Board and Chief Executive Officer of Astrotech Corporation (NASDAQ: ASTC) and has held that position since January 2007. Mr. Pickens also currently serves as CEO of the Astrotech subsidiaries Astrogenetix Corporation and Astral Images Inc.

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

Mr. Pickens is currently the Chairman of the Board of Astrotech Corporation, 1st Detect Corporation, Astrogenetix Corporation and Astral Images, Inc. and was the Chairman of the Board of Xplore Technologies Corporation (NASDAQ: XPLR) until it was sold to Zebra Technologies (NASDAQ: ZBRA) in July 2018. He has served as the Chairman of the Board of Astrotech Space Operations, Inc., Beta Computer Systems, Inc., Catalyst Energy Corporation, United Thermal (NYSE), Century Power Corporation, Vidilia Hydroelectric Corporation, U.S. Utilities, Great Southern Water Corp. and South Carolina Water & Sewer, Inc. He has served as a member on the boards of Trenwick America Reinsurance Corporation, Spacehab Inc. (NASDAQ), Advocate MD, Optifab, Inc. (NASDAQ), and was the New York chapter Chairman of United Shareholders Association, a shareholders’ rights organization.

Mark Adams
Founder and CEO, Waterloo Medical Solution, LLC

Mr. Adams is the co-founder and Chief Executive Officer of Waterloo Medical Solution, LLC which began operations in 2016. Prior to this in 2009, he co-founded SOZO Global. Inc., a specialty based nutritional products company and served as the company’s Chairman and Chief Executive Officer from 2011 until it was sold in 2016. Prior to that in 2003, Mr. Adams founded and ran as Chairman and Chief Executive Officer, Advocate, MD Financial Group, Inc., a leading Texas-based medical liability insurance holding company which he sold in 2009 and continued to run as Chief Executive Officer through 2011. Mr. Adams is also a founding partner in several other companies. Some of the companies he founded and currently owns include Murphy Adams Restaurant Group, Inc. which he co-founded in 2007, and which owns and is rapidly expanding Mama Fu’s Asian House restaurants throughout the United States and the Middle East. In 2008, Mr. Adams co-founded Kind Health, LLC which is a unique online application driven health insurance curator. Also in 2008, Mr. Adams co-founded Small Business United, LLC, a non-profit organization that supports small businesses. In the last three years, Mr. Adams co-founded Olympic Capital Partners, LLC, a focused real estate investment fund, Direct Sales Forge, LLC a specialty software development company, and Direct Mobile, LLC a mobile application development company.

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

Tom Wilkinson
Chief Executive Officer, Xplore Technologies

Mr. Wilkinson is the former Chief Executive Officer of Xplore Technologies Corp. (NASDAQ:XPLR) which was sold to Zebra Technologies in July 2018. Prior to becoming the Chief Executive Officer, Mr. Wilkinson served as the Chief Financial Officer of this international rugged tablet company. Prior to his tenure at Xplore, he served as Chief Financial Officer for Amherst Holdings, a financial services company focused on real estate and real estate financing. In this role, Mr. Wilkinson took part in the successful sale of Amherst’s broker dealer subsidiary, significant capital generation for new strategies and the spin-off of one of the largest single-family equity businesses in the United States. Mr. Wilkinson was the co-founder and Managing Partner of PMB Helin Donovan, a multi-office regional accounting firm where he led the growth of the firm both organically and through acquisition to one of the top 200 firms in the United States. His clients included a large number of US Public Companies and international businesses.

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

Executive Officers of the Company

Set forth below is a summary of the background and business experience of the executive officers of the Company:

Name	Position(s)	Age as of June 30, 2019
Eric N. Stober	Chief Financial Officer, Treasurer and Secretary	41
Rajesh Mellacheruvu	Vice President and Chief Operating Officer	49

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

Rajesh (Raj) Mellacheruvu
Vice President and Chief Operating Officer

Rajesh Mellacheruvu has been Vice President and Chief Operating Officer of the Company since February 2015 and is also serving as the Chief Executive Officer of 1st Detect. Prior to joining the Company, Mr. Mellacheruvu was the Managing Director of Noumenon Consulting, Inc., providing consultant services on product strategy, management and business operation to 1st Detect, a subsidiary of the Company, since 2013. Mr. Mellacheruvu was previously employed by ClearCube Technology, Inc. as Vice President of Products Development and Strategy, Omega Band as an Engineer, and Advance Micro Devices as a Product Development Engineer.

Mr. Mellacheruvu has an MBA in Business Strategy and Finance from Kellogg School of Management at Northwestern University, a Masters in Electrical Engineering from Texas A&M University and a Bachelor’s degree in Electronics and Communication Engineering from Osmania University.

Board of Directors

The Board held a total of four meetings during fiscal 2019 and acted eleven times by written consent. All of our directors are expected to attend each meeting of our Board and the committees on which they serve and are encouraged to attend annual shareholder meetings, to the extent reasonably possible. All directors attended 95% of the aggregate of the meetings of our Board and committees on which they served in fiscal 2019 held during the period in which they served as directors. Three out of five of the directors attended our 2018 annual meeting of shareholders.

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

Committees of the Board of Directors

During fiscal year 2019, the Board of Directors had three standing committees: an Audit Committee, a Compensation Committee, and a Corporate Governance and Nominating Committee.

Each such committee currently consists of three persons, and each member of the Audit, Compensation, and Corporate Governance and Nominating Committees meet the independence requirements of the NASDAQ’s Listing Rules.

Audit Committee

The Audit Committee is composed solely of independent directors that meet the requirements of NASDAQ and SEC rules and operates under a written charter adopted by the Audit Committee and approved by the Board of Directors. The charter is available on the Company’s website at www.astrotechcorp.com under the heading “For Investors.” The Audit Committee is responsible for appointing and compensating a firm of independent auditors to audit the Company’s financial statements, as well as oversight of the performance and review of the scope of the audit performed by the Company’s Independent Registered Public Accounting Firm. The Audit Committee also reviews audit plans and procedures, changes in accounting policies, and the use of the independent auditors for non-audit services. As of the end of fiscal year 2019, the Audit Committee consisted of Messrs. Cantwell (Chairman), Russler, and Wilkinson.

During fiscal year 2019, the Audit Committee met five times. The Board of Directors has determined that each of Messrs. Cantwell, Russler, and Wilkinson met the qualification guidelines as an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of Armanino LLP, the Company’s independent auditor. Audit Committee policy requires the pre-approval of all audit and permissible non-audit services to be provided by the independent auditor in order to assure that the provision of such services does not impair the auditor’s independence. The policy, as amended, provides for the general pre-approval of specific types of services and gives detailed guidance to management as to the specific audit, audit-related, and tax services that are eligible for general pre-approval. For both audit and non-audit pre-approvals, the Audit Committee will consider whether such services are consistent with applicable law and SEC rules and regulations concerning auditor independence.

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

The Compensation Committee also administers the Company’s 2011 Stock Incentive Plan and 2008 Stock Incentive Plan in accordance with the terms and conditions set forth in those plans. As of the end of fiscal year 2019, the Compensation Committee consisted of Messrs. Wilkinson (Chairman), Russler, and Cantwell. During fiscal year 2019, the Compensation Committee met three times.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee was created by the Board of Directors. The Corporate Governance and Nominating Committee is comprised solely of independent directors that meet the requirements of NASDAQ and SEC rules and operates under a written charter adopted by the Corporate Governance and Nominating Committee and approved by the Board of Directors. The charter is available on the Company’s website at www.astrotechcorp.com under the heading “For Investors.” The primary purpose of the Corporate Governance and Nominating Committee is to provide oversight on the broad range of issues surrounding the composition and operation of the Board of Directors, including identifying individuals qualified to become Board of Directors members and recommending director nominees for the next Annual Meeting of Shareholders. As of the end of fiscal year 2019, the Corporate Governance and Nominating Committee consisted of Messrs. Russler (Chairman), Adams, and Wilkinson. During fiscal year 2019, the Corporate Governance and Nominating Committee did not meet.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. Such directors, executive officers, and greater than 10% shareholders are required by SEC regulation to furnish to the Company copies of all Section 16(a) forms they file. Due dates for the reports are specified by those laws, and the Company is required to disclose in this document any failure in the past fiscal year to file by the required dates. Based upon a review of the copies of such forms furnished to us, we believe that all filings required to be made pursuant to Section 16(a) of the Exchange Act during the year ended June 30, 2019 were filed in a timely manner with the exception of a Form 3 that was to be filed by Tom Wilkinson on October 4, 2018 in connection with his appointment as a Director. Mr. Wilkinson filed such form on October 22, 2018.

Family Relationships

There are no family relationships between or among any of our directors and executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any legal proceeding in the past 10 years that would require disclosure under Item 401(f) of Regulation S-K promulgated under the Securities Act.

Item 11.  Executive Compensation

The following table and footnotes provide information on compensation for the services of our Named Executive Officers (“NEOs”) for fiscal year 2019 and, where required, fiscal year 2018.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Options ($)(2)	All Other Compensation ($)(3)	Total ($)
Thomas B. Pickens III;	2019	421,049	—	21,262	58,958	33,618	534,887
Chief Executive Officer	2018	471,607	—	—	58,912	24,897	555,416

Eric N. Stober;	2019	294,716	—	6,075	31,550	14,891	347,232
Chief Financial Officer	2018	287,596	—	—	31,526	13,721	332,843

Rajesh Mellacheruvu;	2019	272,663	—	21,262	40,497	8,058	342,480
Chief Operating Officer	2018	266,071	—	53,280	76,123	3,892	399,366

1.

The amounts in this column include restricted stock granted to the NEOs. On December 17, 2018, Mr. Pickens was granted 35,000 shares of restricted stock, Mr. Stober was granted 10,000 shares of restricted stock, and Mr. Mellacheruvu was granted 35,000 shares of restricted stock. These grants vest over a three-year period and represented in this column is the amount that vested during that fiscal year.

2.

The amounts in this column include stock options awards for the NEOs. On May 9, 2017, Mr. Pickens was awarded 40,000 options, Mr. Stober was awarded 20,000 options, and Mr. Mellacheruvu was awarded 25,671 options. These options vest over a three-year period and represented in this column is the amount that vested during that fiscal year.

3.

The amounts in this column include the following: supplemental disability insurance premiums, cellular telephone service allowances, matching contributions under our 401(k) savings plan, and payments associated with a car allowance for Mr. Pickens.

Employment Agreements

The Company entered into an employment agreement with Mr. Pickens on October 6, 2008, which sets forth, among other things, Mr. Pickens’ minimum base salary, bonus opportunities, provisions with respect to certain payments, and other benefits upon termination of employment under certain circumstances such as without “Cause,” “Good Reason,” or in event of a “Change in Control” of the Company. Please see Potential Payments Upon Termination or Change in Control for a description of such provisions. Pursuant to the employment agreement between the Company and Mr. Pickens, his required minimum annual base salary is $360,000. He is eligible for short-term cash incentives, as are all employees of the Company. None of the other NEOs are party to an employment agreement.

Cash Bonus Awards

During fiscal years 2019 and 2018, no cash bonus awards were given to the NEOs.

Long-Term Equity Compensation Awards

The Compensation Committee has the authority to grant equity compensation awards under our 2011 Stock Incentive Plan (the “2011 Stock Incentive Plan”).

Summary of the 2011 Stock Incentive Plan

The 2011 Stock Incentive Plan permits the discretionary award of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and incentive awards.

Any employee or consultant of the Company (or its subsidiaries) or a director of the Company who, in the opinion of the Compensation Committee, is in a position to contribute to the growth, development, or financial success of the Company, is eligible to participate in the 2011 Stock Incentive Plan. In any calendar year, no covered employee described in Section 162(m) of the Internal Revenue Code may be granted (in the case of stock options and stock appreciation rights), or have vest (in the case of restricted stock or other stock-based awards), awards relating to more than 160,000 shares of Common Stock, and the maximum aggregate cash payout with respect to incentive awards paid in cash to such covered employees may not exceed $5,000,000.

The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the 2011 Stock Incentive Plan is 1,512,197 shares of common stock. Any shares subject to an award under the 2011 Stock Incentive Plan that are forfeited or terminated, expire unexercised, lapse or are otherwise canceled in a manner such that the shares of common stock covered by such award are not issued may again be used for awards under the 2011 Stock Incentive Plan. A maximum of 1,512,197 shares of common stock may be issued upon exercise of incentive stock options. The maximum number of shares deliverable pursuant to awards granted under the 2011 Stock Incentive Plan is subject to adjustment by the Compensation Committee in the event of certain dilutive changes in the number of outstanding shares. Under the 2011 Stock Incentive Plan, the Company may issue authorized but unissued shares, treasury shares, or shares purchased by the Company on the open market or otherwise. In addition, the number of shares of common stock available for future awards is reduced by the net number of shares issued pursuant to an award.

On December 7, 2018, the Board of Directors approved an amendment to the 2011 Stock Incentive Plan to increase the aggregate number of shares of our common stock available under the 2011 Stock Incentive Plan by an additional 537,197 shares of common stock. This increased the number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the 2011 Stock Incentive Plan from 975,000 to 1,512,197 shares. Our stockholders approved the amendment at the 2018 annual shareholders’ meeting.

Outstanding Equity Awards at the End of Fiscal Year 2019

The following table shows certain information about equity awards as of June 30, 2019:

	Option Awards (1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(2)	Number of Securities Underlying Unexercised & Unearned Options (#)(3)	Option Exercise Price ($)	Expiration Date	Number of Shares Not Yet Vested (#)	Market Value of Shares Not Yet Vested at Grant Date ($)
Thomas B. Pickens III	22,500	—	3.55	09/13/21	—	—
	20,000	—	6.00	08/21/22	—	—
	26,666	13,334	5.85	05/09/27	—	—
	—	—	—	—	35,000	119,000
Eric N. Stober	2,800	—	3.55	09/13/21	—	—
	2,000	—	6.00	08/21/22	—	—
	13,333	6,667	5.30	05/09/27	—	—
	—	—	—	—	10,000	34,000
Rajesh Mellacheruvu	8,000	—	2.83	04/07/25	—	—
	34,000	—	7.50	02/17/26	—	—
	17,114	8,557	5.30	05/09/27	—	—
	—	—	—	—	35,000	119,000

1.	All exercisable options will expire 90 days after the date of employee’s termination.
2.

Options granted on September 13, 2011 and August 21, 2012 vested upon the Company’s common stock achieving a closing price of $1.50 on October 21, 2013. These options expire 10 years from the grant date.

3.	Options granted vest in equal annual installments over a three-year period subject to the NEO’s continuous employment with the Company.

The following table provides information with respect to the vesting of each NEO’s outstanding exercisable options:

Schedule of Vested Astrotech Stock Option Grants	Amount Vested (#)
Thomas B. Pickens III	69,166
Eric N. Stober	18,133
Rajesh Mellacheruvu	59,114

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

Fiscal Year 2019 Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Mark Adams	67,750	10,925	78,675
Daniel T. Russler, Jr.	80,750	10,925	91,675
Ronald W. Cantwell	97,000	35,430	132,430
Tom Wilkinson	69,375	9,112	78,487
Total	314,875	66,392	381,267

The table below provides the number of outstanding stock options and unvested restricted stock held by each non-employee director as of June 30, 2019.

Name	Aggregate Number of Options Outstanding (#)	Aggregate Number of Unvested Restricted Stock Shares Outstanding (#)
Mark Adams	17,000	1,667
Daniel T. Russler, Jr.	17,000	1,667
Ronald W. Cantwell	8,000	2,667
Tom Wilkinson	—	—
Total	42,000	6,001

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of September 27, 2019 certain information regarding the beneficial ownership of outstanding common stock held by (i) each person known by the Company to be a beneficial owner of more than 5% of any outstanding class of the Company’s capital stock, (ii) each of the Company’s directors and director nominees, (iii) the Company’s Chief Executive Officer and two most highly compensated executive officers at the end of the Company’s last completed fiscal year, and (iv) all directors and executive officers of the Company as a group. Unless otherwise described below, each of the persons listed in the table below has sole voting and investment power with respect to the shares indicated as beneficially owned by each party.

Name and Address of Beneficial Owners	Shares of Common Stock (#)	Unvested Restricted Stock Grants (#)	Shares Subject to Options Exercisable Within 60 Days of June 30, 2019	Total Number of Shares Beneficially Owned	Percentage of Class (1)
Certain Beneficial Owners
Huckleberry Investments LLP (2)	383,504	—	—	383,504	6.6%
Winn Interests, Ltd. (5)	584,532	—	—	584,532	9.9%
Non-Employee Directors: (3)
Mark Adams	108,003	5,000	15,333	128,336	2.2%
Daniel T. Russler	15,800	5,000	15,333	36,133	*
Ronald W. Cantwell	8,333	11,666	5,333	25,332	*
Tom Wilkinson	5,952	15,000	—	20,952	*
Named Executive Officers: (3)
Thomas B. Pickens III (4)	1,844,249	35,000	69,166	1,948,415	31.8%
Eric Stober	93,295	10,000	18,133	121,428	2.1%
Rajesh Mellacheruvu	38,199	35,000	59,114	132,313	2.3%
All Directors and Executive Officers as a Group (7 persons)	2,113,831	116,666	182,412	2,412,909	36.5%

*Indicates beneficial ownership of less than 1% of the outstanding shares of common stock.

1.

Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Under Rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the number and percentage owned by any other person listed. As of June 30, 2019, we had 5,775,171 shares of common stock outstanding.

2.

Information based on Form 13G/A filed with the SEC by Huckleberry Investments LLP on December 31, 2018. Huckleberry Investments LLP, is a fund manager based in the United Kingdom with its principal business conducted at 28 Deveraux Lane, London, SW13 8DA, UK.

3.	The applicable address for all non-employee directors and named executive officers is c/o Astrotech Corporation, 201 W. 5th Street, Suite 1275, Austin, Texas 78701.
4.

Mr. Pickens owns 280,898 shares of series D convertible preferred stock, par value $0.001 per share (“Series D”), of the Company. The Series D shares have no voting rights and will only become convertible into shares of common stock at the option of the holder. As such, the shares of common stock increased by 280,898 of convertible preferred stock.

5.

Winn Interests owns 280,898 shares of series C convertible preferred stock, par value $0.001 per share (“Series C”), of the Company. Winn Interests has agreed to restrict its ability to convert the Series C shares such that the number of shares of the Company’s common stock held by Winn Interests and its affiliates after such conversion does not exceed 9.99% of the Company’s then issued and outstanding shares of common stock. As such, the shares of common stock increased by 61,145 of convertible preferred stock to bring Winn Interests to the 9.99% restriction.

Equity Compensation Plan Information

The following table summarizes information, as of June 30, 2019, regarding our equity compensation plans pursuant to which grants of stock options, restricted stock, and other rights to acquire shares of the Company’s common stock may be granted from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders:
2008 Stock Incentive Plan	24,500	$3.69	—
2011 Stock Incentive Plan	299,653	$5.88	611,182
Equity compensation plans not approved by security holders:
None	—	$ —	—
Total	324,153	$5.71	611,182

Item 13.  Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

For fiscal year 2019, there were no transactions or series of similar transactions to which we were a party, and there is currently no proposed transactions or series of similar transactions to which we will be a party, in which the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

Director Independence

The Board of Directors has determined each of the following directors and director nominees to be an “independent director” as such term is defined by Rule 5605(a)(2) of the NASDAQ Listing Rules:

Mark Adams

Daniel T. Russler, Jr.

Ronald W. Cantwell

Tom Wilkinson.

The Board of Directors has also determined that each member of the Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee during the past fiscal year and the proposed nominees for the upcoming fiscal year meets the independence requirements applicable to those Committees prescribed by NASDAQ and SEC rules.

Item 14.   Principal Accounting Fees and Services

The Company’s Independent Registered Public Accounting Firm

On April 11, 2019, the Astrotech Audit Committee engaged Armanino LLP as independent auditor for the fiscal year ended June 30, 2019.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements, for the review of the interim condensed consolidated financial statements included in quarterly reports, services that are normally provided by Armanino LLP in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation. The aggregate fees billed for the fiscal year 2019 for professional services rendered by Armanino LLP were $27,000. The aggregate fees billed for the fiscal year 2019 for professional services rendered by BDO USA, LLP were $59,051. The aggregate fees billed for the fiscal year 2018 for professional services rendered by BDO USA, LLP were $174,837.

Audit-Related Fees

There were no audit-related fees billed by or to be billed by Armanino LLP or BDO USA, LLP for the fiscal years ended June 30, 2019 and 2018.

Tax Fees

Tax fees consist of tax compliance and preparation and other tax services. Tax compliance and preparation consist of fees billed for professional services related to federal and state tax compliance and assistance with tax return preparation. This fee includes services charged related to our R&D tax credits. The aggregate fees billed for the fiscal year 2019 for professional services rendered by Armanino LLP were $0. The aggregate fees billed for the fiscal year 2019 for professional services rendered by BDO USA, LLP were $1,020. The aggregate fees billed for the fiscal year 2018 for professional services rendered by BDO USA, LLP was $16,255.

All Other Fees

The Company paid no other fees to Armanino LLP or BDO USA, LLP during the fiscal years 2019 and 2018.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of Armanino LLP, the Company’s independent auditor. Audit Committee policy requires the pre-approval of all audit and permissible non-audit services to be provided by the independent auditor in order to assure that the provision of such services does not impair the auditor’s independence. The policy, as amended, provides for the general pre-approval of specific types of services and gives detailed guidance to management as to the specific audit, audit-related, and tax services that are eligible for general pre-approval. For both audit and non-audit pre-approvals, the Audit Committee will consider whether such services are consistent with applicable law and SEC rules and regulations concerning auditor independence.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following documents are filed as part of the report:

Financial Statements.

The following consolidated financial statements of Astrotech Corporation and its wholly-owned subsidiaries and related notes, are set forth herein as indicated below.

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

3.4

Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, as filed with the Delaware Secretary of State on October 9, 2018. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2018).

3.5

Certificate of Designations of Series C Convertible Preferred Stock, as filed with the Delaware Secretary of State on April 17, 2019. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2019).

3.6

Certificate of Designations of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, as filed with the Delaware Secretary of State on April 17, 2019. (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2019).

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

(10)	Material Contracts

10.1

Securities Purchase Agreement dated October 9, 2018, by and between Astrotech Corporation and the Investors signatory thereto (incorporated by reference to Exhibit 10.1of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2018).

10.2

Registration Rights Agreement, dated October 9, 2018, by and between Astrotech Corporation and the Investors signatory thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2018).

10.3

Sales Agreement dated November 9, 2018 by and between the Company and B. Riley FBR, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 9, 2018).

10.4

Securities Purchase Agreement, dated April 17, 2019, by and between Astrotech Corporation and the Investors signatory thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2019).

(16)	Letter Regarding Change in Certifying Accountant

16.1

Letter of BDO USA, LLP to the Securities and Exchange Commission, dated May 15, 2019, issued by Astrotech Corporation (incorporated by reference to Exhibit 16.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2019).

(21)	Subsidiaries of the Registrant

Astrotech Corporation and Subsidiaries — Subsidiaries of the Registrant

(23)	Consents of Experts and Counsel

23.1	Consent of Armanino LLP

23.2	Consent of BDO USA, LLP

(31)	Rule 13a-14(a) Certifications

31.1	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Eric Stober, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32)	Section 1350 Certifications

32.1	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Eric Stober, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astrotech Corporation

By:	/s/ Thomas B. Pickens III
Thomas B. Pickens III
Chief Executive Officer

Date: September 30, 2019

By:	/s/ Eric N. Stober
Eric N. Stober
Chief Financial Officer and
Principal Accounting Officer

Date: September 30, 2019

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

/s/ Thomas B. Pickens III	Chairman of the Board and Chief Executive Officer	September 30, 2019
Thomas B. Pickens III

/s/ Mark Adams	Director	September 30, 2019
Mark Adams

/s/ Ronald W. Cantwell	Director	September 30, 2019
Ronald W. Cantwell

/s/ Daniel T. Russler, Jr.	Director	September 30, 2019
Daniel T. Russler, Jr.

/s/ Tom Wilkinson	Director	September 30, 2019
Tom Wilkinson

/s/ Eric N. Stober	Chief Financial Officer and Principal Accounting Officer	September 30, 2019
Eric N. Stober