Form 10-Q
period 2019-09-30
ASTROTECH Corp
filed 2019-11-14
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 8, 2019, the number of shares of the registrant’s common stock outstanding was: 5,915,129.

ASTROTECH CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2019	June 30, 2019
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$1,579	$1,588
Accounts receivable	3	3
Inventory:
Raw materials	121	150
Work-in-process	209	181
Income tax receivable	643	429
Prepaid expenses and other current assets	338	371
Total current assets	2,893	2,722
Property and equipment, net	409	469
Operating leases, right-of-use assets	1,527	—
Long-term tax receivable	214	429
Other assets	72	72
Total assets	$5,115	$3,692
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	99	160
Payroll related accruals	388	319
Accrued expenses and other liabilities	290	357
Income tax payable	2	2
Term note payable - related party	1,500	—
Operating lease liabilities - current	237	—
Total current liabilities	2,516	838
Operating lease liabilities, non - current	1,304	—
Other liabilities	—	146
Total liabilities	3,820	984
Commitments and contingencies (Note 12)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 2,500,000 shares authorized; 280,898 shares of Series C and 280,898 shares of Series D issued and outstanding at September 30, 2019 and June 30, 2019, respectively	—	—
Common stock, $0.001 par value, 15,000,000 shares authorized; 6,188,198 and 6,184,698 shares issued at September 30, 2019 and June 30, 2019, respectively; 5,926,137 and 5,775,171 shares outstanding at September 30, 2019 and June 30, 2019, respectively	190,597	190,571
Treasury stock, 399,916 shares at cost at September 30, 2019 and June 30, 2019, respectively	(4,129)	(4,129)
Additional paid-in capital	8,363	7,964
Accumulated deficit	(193,536)	(191,698)
Total stockholders’ equity	1,295	2,708
Total liabilities and stockholders’ equity	$5,115	$3,692

Note: The balance sheet at June 30, 2019, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by the United States generally accepted accounting principles for complete financial statements

.

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2019	2018
Revenue	$1	$33
Cost of revenue	—	11
Gross profit	1	22
Operating expenses:
Selling, general and administrative	1,202	1,144
Research and development	855	1,103
Total operating expenses	2,057	2,247
Loss from operations	(2,056)	(2,225)
Interest and other expense, net	(12)	(13)
Loss from operations before income taxes	(2,068)	(2,238)
Income tax benefit	—	—
Net loss	$(2,068)	$(2,238)
Weighted average common shares outstanding:
Basic and diluted	5,591	4,073
Basic and diluted net loss per common share:
Net loss	$(0.37)	$(0.55)
Other comprehensive loss, net of tax:
Net loss	$(2,068)	$(2,238)
Available-for-sale securities:
Reclassification adjustment for realized loss	—	31
Total comprehensive loss	$(2,068)	$(2,207)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock
	Class C		Class D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2019	281	$—	281	$—	5,775	$190,571	$(4,129)	$7,964	$(191,698)	$—	$2,708
Adjustment to opening retained earnings related to adoption of ASC Topic 842	—	—	—	—	—	—	—	—	230	—	230
Issuance of shares, net of offering issuance costs of $7	—	—	—	—	146	—	—	321	—	—	321
Stock-based compensation	—	—	—	—	—	—	—	78	—	—	78
Restricted stock issuance	—	—	—	—	5	26	—	—	—	—	26
Net loss	—	—	—	—	—	—	—	—	(2,068)	—	(2,068)
Balance at September 30, 2019	281	$—	281	$—	5,926	$190,597	$(4,129)	$8,363	$(193,536)	$—	$1,295

	Preferred Stock
	Class C		Class D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2018	—	$—	—	$—	4,097	$190,570	$(4,128)	$1,745	$(184,164)	$(31)	$3,992
Net change in available-for-sale debt and marketable equity securities	—	—	—	—	—	—	—	—	—	31	31
Stock-based compensation	—	—	—	—	—	—	—	44	—	—	44
Cancellation of restricted stock	—	—	—	—	(5)	(14)	—	—	—	—	(14)
Forfeiture of stock options	—	—	—	—	—	—	—	(3)	—	—	(3)
Exercise of stock options	—	—	—	—	3	—	—	7	—	—	7
Share repurchases	—	—	—	—	—	—	(1)	—	—	—	(1)
Restricted stock issuance	—	—	—	—	—	9	—	—	—	—	9
Net loss	—	—	—	—	—	—	—	—	(2,238)	—	(2,238)
Balance at September 30, 2018	—	$—	—	$—	4,095	$190,565	$(4,129)	$1,793	$(186,402)	$—	$1,827

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,068)	$(2,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	104	36
Depreciation and amortization	141	75
Net loss on sale of available-for-sale investments	—	31
Changes in assets and liabilities:
Accounts receivable	—	(17)
Inventory	1	—
Accounts payable	(61)	(7)
Other assets and liabilities	53	(127)
Net cash used in operating activities	(1,830)	(2,247)
Cash flows from investing activities:
Proceeds from sale of available-for-sale investments	—	3,345
Proceeds from maturities of securities	—	250
Net cash provided by investing activities	—	3,595
Cash flows from financing activities:
Payments for purchase of treasury stock	—	(1)
Proceeds from term note payable - related party	1,500	—
Proceeds from exercise of stock options	—	7
Proceeds from issuance of stock, net of offering issuance costs	321	—
Net cash provided by financing activities	1,821	6

Net change in cash and cash equivalents	(9)	1,354
Cash and cash equivalents at beginning of period	1,588	552
Cash and cash equivalents at end of period	$1,579	$1,906

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Income taxes paid	$—	$—
Impact to retained earnings from adoption of ASC Topic 842	$230	$—
Operating right-of-use assets and associated liabilities	$1,608	$—

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.

Our Business Units

Astrotech Technology, Inc.

There are a number of different market opportunities for the mass spectrometry technology that was originally developed by 1st Detect Corporation (“1st Detect”). Astrotech Technology, Inc. (“ATI”) was formed to own and license the intellectual property, which includes 37 patents granted with five additional patents in process, for different fields of use. ATI currently licenses the intellectual property to 1st Detect for use in the security and detection market and to Agriculture Technology Corporation (“AG-TECH”) for use in the agriculture market.

1st Detect Corporation

1st Detect, a licensee of ATI, has developed the TRACER 1000™, the world’s first certified mass spectrometer (“MS”)-based explosives trace detector (“ETD”), designed to replace the explosives and narcotics trace detectors used at airports, secured facilities, and borders worldwide.

Agriculture Technology Corporation

AG-TECH, a licensee of ATI, has developed the AG-LAB-1000™ series of mass spectrometers for use in the agriculture market. The technology can detect trace levels of pesticides in agricultural products in real-time and it has garnered initial interest from the hemp and cannabis market. It can characterize and quantify the cannabinoids (including tetrahydrocannabinol (“THC”), cannabidiol (“CBD”), and many other constituents) and terpenes (aromatic oils) present in the plant or plant derivatives.

Astral Images Corporation

Astral Images Corporation (“Astral”) developed advanced film restoration and enhancement software. Although we believe Astral has developed valuable technology fortified by patents and trade secrets, the potential market has not yet evolved. Due to funding constraints, the Company’s primary focus remains on the pursuit of opportunities for its platform mass spectrometry technology. Consequently, headcount and expenditures at Astral have been minimized and new development is exclusively focused on strategic initiatives that would facilitate the realization of Astral’s value.

Accounting Pronouncements – In February 2016, the Financial Standards Accounting Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02: Leases (“Topic 842” or “ASU 2016-02”) and ASU 2018-10: Codification Improvements to Topic 842, Leases (“ASU 2018-10”) which provide an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. This ASU requires lessees to recognize a right-of-use (“ROU”) asset and lease liability on the balance sheet for all leases, with the exception of short-term leases. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For statement of operations purposes, leases are still required to be classified as either operating or financing. Operating leases will result in straight-line expense while financing leases will result in a front-loaded expense pattern.

On July 1, 2019, the Company adopted Topic 842 using the modified retrospective approach and the impact of the adoption of Topic 842 resulted in the recognition of an ROU asset and lease obligation on the Company’s condensed consolidated balance sheets of approximately $1.6 million and an adjustment to retained earnings of $230 thousand. This application of the modified retrospective method will result in a balance sheet presentation that will not be comparable to the prior period in the first year of adoption. Results for reporting periods after July 1, 2019 are presented under Topic 842, while prior periods have not been adjusted. The Company elected the package of practical expedients permitted under the transition guidance within the new standard which, among other things, allowed the Company to carry forward the historical lease classifications. See Note 3 Leases for more information.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, ASU 2016-13 eliminates the probable initial recognition threshold in current generally accepted accounting standards, and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current generally accepted accounting standards; however, ASU 2016-13 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. This amendment affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of this standard and does not believe it will have a material impact on its financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes certain disclosure requirements, including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. ASU 2018-13 also adds disclosure requirements, including changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019, with early adoption permitted. The amendments on changes in unrealized gains and losses, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

(2) Going Concern

Financial Condition

The Company’s consolidated financial statements for the three months ended September 30, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2019, the Company has working capital of $0.4 million. The Company reported a net loss of $7.5 million for the fiscal year 2019 and a net loss of $2.1 million for the three months ended September 30, 2019, along with net cash used in operating activities of $8.5 million for the fiscal year 2019 and net cash used in operating activities of $1.8 million for the three months ended September 30, 2019. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management’s Plans to Continue as a Going Concern

The Company remains resolute in identifying the optimal solution to its liquidity issue. The Company is currently evaluating several potential sources for additional liquidity. These include, but are not limited to, selling the Company or a portion thereof, debt financing, equity financing, merging, or engaging in a strategic partnership. On July 3, 2018, management filed Form S-3 to raise funds through the capital markets. On October 9, 2018, the Company raised $3.0 million in a private placement of equity securities to the Company’s Chairman of the Board and Chief Executive Officer, Thomas B. Pickens III, and a long-term accredited investor in the Company. On April 17, 2019, the Company raised $2.0 million in a private placement of equity securities to Mr. Pickens, and a long-term accredited investor in the Company. On September 5, 2019, the Company entered into a private placement transaction with Mr. Pickens for the issuance and sale of a secured promissory note to Mr. Pickens with a principal amount of $1.5 million. As of September 30, 2019, the Company has received net proceeds of approximately $1.4 million through the sale of shares of common stock through an “at the market offering” program (the “ATM Offering”). The Company is currently evaluating potential offerings of any combination of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. However, additional funding may not be available when needed or on terms acceptable to us.  If we are unable to generate funding within a reasonable timeframe, we may have to delay, reduce or terminate our research and development programs, limit strategic opportunities, or curtail our business activities. Astrotech’s consolidated financial statements as of September 30, 2019 do not include any adjustments that might result from the outcome of this uncertainty.

(3) Leases

As of July 1, 2019, the Company adopted Topic 842, using the modified retrospective method of adoption. Astrotech elected to use the transition option that allows the Company to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. Comparable periods continue to be presented under the guidance of the previous standard, Accounting Standards Codification (“ASC”) Topic 840. Topic 842 requires lessees to recognize a lease liability and ROU asset on the balance sheet for operating leases. The adoption of Topic 842 resulted in an adjustment to retained earnings of $230 thousand.

The Company has two existing facility leases and several small equipment leases. Astrotech leases office space consisting of 5,219 square feet in Austin, Texas and houses executive management, finance and accounting, and marketing and communications. The lease began in November 2016 and expires in December 2023 with a provision to renew and extend the lease for the entire premises for one renewal term of five years. Astrotech must, in writing, advise the landlord of its intention to renew the lease at least eight months before the expiration of its current lease in order to renew the lease. In May 2013, 1st Detect completed build-out of a 16,540 square foot leased research and development and production facility in Webster, Texas. This facility is equipped with state-of-the-art laboratories, a clean room, a production shop, and offices for staff. The term of the lease is 62 months and includes options to extend for two additional five-year periods. In February 2015, 1st Detect exercised its right of first refusal on the adjoining space of 9,138 square feet. The original lease began in May 2013 and was to expire in June 2018; these dates were amended in October 2014 with the amended lease beginning February 1, 2015, and expiring April 30, 2020, with provisions to renew and extend the lease for the entire premises, but not less than the entire premises, for two renewal terms of five years each. On June 1, 2018, the Company entered into its third amendment of the original lease removing 8,118 square feet from its leased space, leaving leased premises with a total square footage of 17,560. The Company included the assumption that 1st Detect will occupy comparable space to its current location with a new five-year lease in its calculations for adopting Topic 842. The Company has not entered into any financing leases.

Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate used at adoption was 11%. Significant judgement is required when determining the Company’s incremental borrowing rate. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The condensed consolidated balance sheet classification of lease assets and liabilities are as follows:

(In thousands)
Assets	September 30, 2019
Operating lease right-of-use assets, beginning balance	$1,608
Current period amortization	(81)
Total operating lease right-of-use asset	$1,527

(In thousands)
Liabilities	September 30, 2019
Operating lease liabilities - current	$237
Operating lease liabilities - non-current	1,304
Total lease liabilities	$1,541

Future minimum lease payments as of September 30, 2019 under non-cancellable operating leases are as follows:

(In thousands)
For the Year Ended June 30,	September 30, 2019
2020	$292
2021	414
2022	425
2023	434
2024	258
Thereafter	188
Total lease payments	2,011
Less: imputed interest	470
Operating lease liability	1,541
Less: operating lease liabilities - current	237
Operating lease liabilities - non-current	$1,304

Cash payments for operating leases for the three months ended September 30, 2019 totaled $96 thousand. The weighted-average remaining lease term for operating leases is 5.1 years.

(4) Stockholders’ Equity

A prospectus relating to the ATM Offering was filed with the SEC on November 9, 2018. Since its filing, as of September 30, 2019, the Company has sold 360,668 shares of common stock pursuant to an At the Market Issuance Sales Agreement with B. Riley FBR, under which B. Riley FBR acts as sales agent. In connection with the sale of these shares of common stock, the Company has received net proceeds of $1.4 million. The weighted-average sale price per share was $3.80.

The Company’s stockholders’ equity as of September 30, 2019 was less than $2.5 million, which is less than the requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq Capital Market. As a result, though no assurance can be given, the Company anticipates that Nasdaq will provide notice of this development and require the Company to take steps in order to avoid the delisting of its common stock.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share:

	Three Months Ended September 30,
(In thousands, except per share data)	2019	2018
Numerator:
Net loss	$(2,068)	$(2,238)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	5,591	4,073
Basic and diluted net loss per common share:
Net loss	$(0.37)	$(0.55)

All unvested restricted stock awards for the three months ended September 30, 2019 are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 324,153 shares of common stock at exercise prices ranging from $2.83 to $8.35 per share outstanding as of September 30, 2019 were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

(6) Revenue Recognition

Astrotech recognizes revenue employing the generally accepted revenue recognition methodologies described under the provisions of ASC Topic 606 “Revenue from Contracts with Customers” (“Topic 606”), which was adopted by the Company in fiscal year 2019. The methodology used is based on contract type and how products and services are provided. The guidelines of Topic 606 establish a five-step process to govern the recognition and reporting of revenue from contracts with customers. The five steps are: (i) identify the contract with a customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations within the contract, and (v) recognize revenue when or as the performance obligations are satisfied.

An additional factor is reasonable assurance of collectability. This necessitates deferral of all or a portion of revenue recognition until collection. During the three months ended September 30, 2019, the Company had one revenue source and revenue was recognized at a point in time consistent with the guidelines in Topic 606.

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

As of September 30, 2019, the fair value of the Company’s cash and cash equivalents approximate their carrying value due to their short-term nature.

(8) Term Note Payable – Related Party

On September 5, 2019, the Company entered into a private placement transaction with Thomas B. Pickens III, the Chief Executive Officer and Chairman of the Board of Directors of the Company for the issuance and sale of a secured promissory note (“the Note”) to Mr. Pickens with a principal amount of $1.5 million. Interest on the Note shall accrue at 11% per annum. The principal amount and accrued interest on the Note shall become due and payable on September 5, 2020 (the “Maturity Date”). The Company may prepay the principal amount and all accrued interest on the Note at any time prior to the Maturity Date. In connection with the issuance of the Note, the Company, along with 1st Detect Corporation and Astrotech Technologies, Inc. (the “Subsidiaries”), entered into a security agreement, dated as of September 5, 2019, with Mr. Pickens (the “Security Agreement”), pursuant to which the Company and the Subsidiaries granted to Mr. Pickens a security interest in all of the Company’s and the Subsidiaries’ Collateral, as such term is defined in the Security Agreement. In addition, the Subsidiaries jointly and severally agreed to guarantee and act as surety for the Company’s obligation to repay the Note pursuant to a subsidiary guarantee (the “Subsidiary Guarantee”).

(9) Business Risk and Credit Risk Concentration Involving Cash

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation of $250 thousand per depositor. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what we believe to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(10) Common Stock Compensation

Stock Option Activity Summary

The Company’s stock option activity for the three months ended September 30, 2019, is as follows:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at June 30, 2019	324	$5.71
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at September 30, 2019	324	$5.71

The aggregate intrinsic value of options exercisable at September 30, 2019, was $0, as the fair value of the Company’s common stock is less than the exercise prices of these options. The remaining stock-based compensation expense of $106 thousand related to stock options will be recognized over a weighted-average period of 0.61 years.

The table below details the Company’s stock options outstanding as of September 30, 2019:

Range of exercise prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Options Exercisable Weighted- Average Exercise Price
$2.83 – 3.55	70,500	2.73	$3.39	70,500	$3.39
$5.30 – 5.85	123,653	7.61	5.48	79,575	5.48
$6.00 – 8.35	130,000	5.15	7.19	86,000	6.59
$2.83 – 8.35	324,153	5.56	$5.71	236,075	$5.26

Compensation costs recognized related to stock option awards were $44 thousand and $41 thousand for the three months ended September 30, 2019, and 2018.

Restricted Stock

The Company’s restricted stock activity for the three months ended September 30, 2019, is as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Outstanding at June 30, 2019	208	$4.06
Granted	5	2.47
Vested	(4)	8.88
Canceled or expired	—	—
Outstanding at September 30, 2019	209	$3.81

Stock compensation expenses related to restricted stock were $60 thousand and ($5) thousand for the three months ended September 30, 2019, and 2018. The remaining stock-based compensation expense of $496 thousand related to restricted stock awards granted will be recognized over a weighted-average period of 2.17 years.

(11) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2019, the Company established a valuation allowance against all of its net deferred tax assets.

For the three months ended September 30, 2019 and 2018, the Company incurred pre-tax losses in the amount of $2.1 million and $2.2 million, respectively. The total effective tax rate was approximately 0% for the each of the three months ended September 30, 2019 and 2018.

For the each of the three months ended September 30, 2019 and 2018, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against its net deferred tax assets.

The Tax Cuts and Jobs Act was enacted on December 22, 2017 and provides for a refundable credit of any AMT previously paid. The AMT credit receivable by the Company of $857 thousand for AMT previously paid will be refunded subsequent to the filing of returns for fiscal years ending June 30, 2019, June 30, 2020, June 30, 2021 and June 30, 2022. Credit amounts calculated for such years are $429 thousand, $214 thousand, $107 thousand, and $107 thousand, respectively.

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had no unrecognized tax benefit for the three months ended September 30, 2019 or 2018.

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

(13) Segment Information

The Company currently has one reportable business unit: 1st Detect Corporation. In prior periods, the Company had two reportable business units: 1st Detect Corporation and Astral Images Corporation. As of September 30, 2019, Astral no longer meets the criteria for segment reporting as both its assets and operations are minimal. For more information on key financial metrics of the Company’s segments in prior reporting periods, refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends,” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:

•	Our ability to raise sufficient capital to meet our long- and short-term liquidity requirements;
•	Our ability to continue as a going concern;
•	The effect of economic and political conditions in the United States or other nations that could impact our ability to sell our products and services or gain customers;
•	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by governmental or commercial customers;
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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate; therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our 2019 Annual Report on Form 10-K, elsewhere in this Quarterly Report on Form 10-Q, or in the documents incorporated by reference herein. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events, or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the Securities and Exchange Commission (“SEC”) or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Quarterly Report on Form 10-Q and in prior or subsequent communications.

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

The Company’s efforts are focused on commercializing its platform mass spectrometry technology through its wholly-owned subsidiaries:

•	Astrotech Technology, Inc. (“ATI”) owns and licenses the intellectual property related to our mass spectrometry technology.
•	1st Detect Corporation (“1st Detect”) is a manufacturer of explosives and narcotics trace detectors developed for use at airports, secured facilities, and borders worldwide.
•	Agriculture Technology Corporation (“AG-TECH”) is a manufacturer of mass spectrometers for use in the agriculture market.

Our Business Units

Astrotech Technology, Inc.

There are a number of different market opportunities for the mass spectrometry technology that was originally developed by 1st Detect. ATI was formed to own and license the intellectual property, which includes 37 patents granted with five additional patents in process, for different fields of use. ATI currently licenses the intellectual property to 1st Detect for use in the security and detection market and to AG-TECH for use in the agriculture market.

1st Detect Corporation

1st Detect, a licensee of ATI, has developed the TRACER 1000™, the world’s first certified mass spectrometer (“MS”)-based explosives trace detector (“ETD”), designed to replace the explosives and narcotics trace detectors used at airports, secured facilities, and borders worldwide. We believe that government and airport customers are unsatisfied with the currently deployed ETD technology, which is driven by an antiquated technology known as Ion Mobility Spectrometry (“IMS”). We believe that IMS-based ETDs are fraught with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing unnecessary passenger delays and frustration, significant wasted security resources, and lack of security personnel confidence in ETDs. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those several explosives of largest concern. Adding additional compounds to the detection library of an IMS-based ETD fundamentally reduces the instrument’s performance further, increasing the likelihood of false alarms. In contrast, adding additional compounds does not degrade the TRACER 1000’s detection capabilities, as it has a virtually unlimited and easily expandable threat library. With terrorist threats becoming more numerous, sophisticated, and lethal, security professionals have been looking for better instrumentation to address the evolving threats.

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

Either Transportation Security Administration (“TSA”) or European Civil Aviation Conference (“ECAC”) certification is necessary to sell the TRACER 1000 to the airport market and the TRACER 1000 received ECAC certification on February 21, 2019 for both passenger and cargo screening. On June 26, 2019, the Company announced the official launch of the TRACER 1000. As the TRACER 1000 is the first MS-based ETD to have ever passed either U.S. or European regulatory testing, there has been considerable interest from prospective customers, which has yielded a number of successful demonstrations and field trials.

In addition, on March 27, 2018, the Company announced that the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) and, on April 4, 2018, the Company announced that the TRACER 1000 was beginning testing with TSA for passenger screening at airports. With similar protocols as ECAC testing, we have received positive feedback under both programs, as anticipated, and both programs continue to progress as expected; however, there is no assurance that the TRACER 1000 will be approved by TSA for either cargo or passenger screening.

Agriculture Technology Corporation

AG-TECH, a licensee of ATI, has developed the AG-LAB-1000™ series of mass spectrometers for use in the agriculture market. We believe our technology is perfectly suited for the agriculture market where the AG-LAB 1000 is being designed to identify trace levels of pesticides and other chemical constituents, including the chemical make-up of the plant, in real-time. Competing technologies require samples to be sent to a laboratory for analysis, which can take five to eight days for the results.

With the increasing number of U.S. states and countries legalizing hemp and cannabis, pesticide regulations have become increasingly more important. In addition to detecting pesticides, the AG-LAB-1000 instrumentation can characterize and quantify the cannabinoids (including tetrahydrocannabinol (“THC”), cannabidiol (“CBD”), and many other constituents) and terpenes (aromatic oils) present in hemp and cannabis. This information can be used by growers, distributors, and retailers to customize products, to ensure quality control, or to verify delivered products match the order. It can also be used by regulators and law enforcement to track and trace products or to ensure THC levels are under the legal limit set forth by the 2018 Farm Bill, which made hemp containing less than 0.3% THC legal in the United States.

Astral Images Corporation

Astral Images (“Astral”) developed advanced film restoration and enhancement software. Although we believe Astral has developed valuable technology fortified by patents and trade secrets, the potential market has not advanced as quickly as anticipated. Due to funding constraints, the Company’s primary focus remains on the pursuit of opportunities for its platform mass spectrometry technology. Consequently, headcount and expenditures at Astral have been minimized and new development is exclusively focused on strategic initiatives that would facilitate the realization of Astral’s value.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are reviewed periodically. Actual results may differ from these estimates under different assumptions or conditions.

As of July 1, 2019, the Company adopted ASU 2016-02, Leases (“Topic 842”) using the modified retrospective method of adoption. Astrotech elected to use the transition option that allows the Company to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. Comparable periods continue to be presented under the guidance of the previous standard, Accounting Standards Codification (“ASC”) Topic 840. Topic 842 requires lessees to recognize a lease liability and right-of-use asset on the balance sheet for operating leases. The adoption of Topic 842 resulted in an adjustment to retained earnings of $230 thousand.

Results of Operations

Three months ended September 30, 2019, compared to three months ended September 30, 2018:

Selected consolidated financial data for the quarters ended September 30, 2019, and 2018 is as follows:

	Three Months Ended September 30,
(In thousands)	2019	2018
Revenue	$1	$33
Cost of revenue	—	11
Gross profit	1	22
Gross margin	100%	67%
Operating expenses:
Selling, general and administrative	1,202	1,144
Research and development	855	1,103
Total operating expenses	2,057	2,247
Loss from operations	(2,056)	(2,225)
Interest and other expense, net	(12)	(13)
Income tax benefit	—	—
Net loss	$(2,068)	$(2,238)

Revenue – Total revenue decreased $32 thousand during the first quarter of fiscal 2020, compared to the first quarter of fiscal 2019. All of the revenue generated in the first quarter of fiscal 2020 was associated with the sale of materials related to prior iterations of our MS technology. All of the revenue generated in the first quarter of fiscal 2019 was associated with the Company’s now-discontinued agreement between Astral and ColorTime, a post-production house specializing in media content creation, restoration, and distribution.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. In the first quarter of fiscal 2019, cost of revenue was comprised of labor related to the agreement with ColorTime. No such costs were recognized during the first quarter of fiscal 2020.

Operating Expenses – Operating expenses decreased $190 thousand, or 8%, during the first quarter of fiscal 2020, compared to the first quarter of fiscal 2019. Selling, general and administrative increased $58 thousand, or 5%, due to an increase in equity compensation from a grant issued in the second quarter of fiscal 2019. Research and development decreased $248 thousand, or 22%, during the first quarter of fiscal 2020, compared to the first quarter of fiscal 2019. In the first quarter of fiscal 2019, we were focusing on the development of the TRACER 1000, whereas now we are preparing for the production and sale of the TRACER 1000 to the international airport security market.

Income Taxes – Income tax benefit did not change during the first quarter of fiscal 2020, compared to the first quarter of fiscal 2019. The realization of tax benefits depends on the existence of future taxable income. Pursuant to ASC 740 “Income Taxes” (“ASC 740”), a valuation allowance has been established on all the Company’s deferred tax assets.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents:

	Three Months Ended September 30,
(In thousands)	2019	2018	Change
Change in cash and cash equivalents:
Net cash used in operating activities	$(1,830)	$(2,247)	$417
Net cash provided by investing activities	—	3,595	(3,595)
Net cash provided by financing activities	1,821	6	1,815
Net change in cash and cash equivalents	$(9)	$1,354	$(1,363)

Cash and Cash Equivalents

As of September 30, 2019, we held cash and cash equivalents of $1.6 million, and our working capital was approximately $0.4 million. As of June 30, 2019, we had cash and cash equivalents of $1.6 million, and our working capital was approximately $1.9 million. Cash and cash equivalents remained consistent as of September 30, 2019, compared to June 30, 2019, due to a note payable from a related party and the sale of shares of common stock through an “at the market offering” program (the “ATM Offering”), offset by funding our normal operating activities and research and development initiatives.

Operating Activities

Cash used in operating activities decreased $0.4 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to a reduction in our expenses.

Investing Activities

Cash provided by investing activities decreased $3.6 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, due to liquidating our available-for-sale investments in the first quarter of fiscal 2019.

Financing Activities

Cash provided by financing activities increased $1.8 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, due to a note payable from a related party as well as the sale of shares of common stock through the ATM Offering.

Liquidity

As of September 30, 2019, we had cash and cash equivalents of $1.6 million, and our working capital was approximately $0.4 million. For the fiscal year 2019, the Company reported a net loss of $7.5 million and net cash used in operating activities of $8.5 million. For the three months ended September 30, 2019, the Company reported a net loss of $2.1 million and net cash used in operating activities of $1.8 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company remains resolute in identifying the optimal solution to its liquidity issue. The Company is currently evaluating several potential sources for additional liquidity. These include, but are not limited to, selling the Company or a portion thereof, selling a license to some of our technology, debt financing, equity financing, merging, or engaging in a strategic partnership. On July 3, 2018, management filed Form S-3 to raise funds through the capital markets. On October 9, 2018, the Company entered into a Securities Purchase Agreement (the “Agreement No. 1”) with Thomas B. Pickens III, the Chief Executive Officer and Chairman of the Board of Directors of the Company, and a long-term accredited investor in the Company (the “Investor”). Pursuant to Agreement No. 1, the Company agreed to sell an aggregate of 866,950 shares of its series B convertible preferred stock, par value $0.001 per share (the “Series B Preferred Shares”) to Mr. Pickens and 409,645 of its shares of common stock, par value $0.001 per share (the “Common Shares”) to the Investor, at a price per share of $2.35 and for aggregate gross proceeds of approximately $3.0 million. The purchase price of $2.35 per share was equal to the closing price on The NASDAQ Capital Market on October 8, 2018. The Series B Preferred Shares converted into an aggregate of 866,950 shares of common stock on December 7, 2018 upon receipt of shareholder approval in accordance with NASDAQ Listing Rule 5635(b). On April 17, 2019, the Company entered into another Securities Purchase Agreement (the “Agreement No. 2”) with Mr. Pickens and the Investor. Pursuant to Agreement No. 2, the Company agreed to sell an aggregate of 280,898 shares of its series C convertible preferred stock, par value $0.001 per share (the “Series C Preferred Shares”) to the Investor and 280,898 of its series D convertible preferred stock, par value $0.001 per share (the “Series D Preferred Shares”) to Mr. Pickens, at a price per share of $3.56 and for aggregate gross proceeds of approximately $2.0 million. The purchase price of $3.56 per share was equal to the closing consolidated bid price on The NASDAQ Capital Market on April 16, 2019. The holder of the Series C Preferred Shares has agreed to restrict its ability to convert the Series C Preferred Shares such that the number of shares of the Company’s common stock held by such holder and its affiliates after such conversion does not exceed 9.99% of the Company’s then issued and outstanding shares of common stock. The Series D Preferred Shares are convertible into an aggregate of 280,898 shares of common stock at the option of the holder. On September 5, 2019, the Company entered into a private placement transaction with Mr. Pickens for the issuance and sale a secured promissory note to Mr. Pickens with a principal amount of $1.5 million. As of September 30, 2019, the Company has sold 360,668 shares of common stock pursuant to an At the Market Issuance Sales Agreement with B. Riley FBR through the ATM Offering under which B. Riley FBR acts as sales agent. A prospectus relating to the ATM Offering was filed with the SEC on November 9, 2018. In connection with the sale of these shares of common stock, the Company has received net proceeds of $1.4 million. The weighted-average sale price per share was $3.80.

The Company is currently evaluating potential offerings of any combination of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. However, additional funding may not be available when needed or on terms acceptable to us.  If we are unable to generate funding within a reasonable timeframe, we may have to delay, reduce or terminate our research and development programs, limit strategic opportunities, or curtail our business activities. Astrotech’s consolidated financial statements as of September 30, 2019 do not include any adjustments that might result from the outcome of this uncertainty.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2019, the Company established a valuation allowance against all of its net deferred tax assets.

For the three months ended September 30, 2019 and 2018, the Company incurred pre-tax losses in the amount of $2.1 million and $2.2 million, respectively. The total effective tax rate was approximately 0% for the each of the three months ended September 30, 2019 and 2018.

For the each of the three months ended September 30, 2019 and 2018, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against its net deferred tax assets.

The Tax Cuts and Jobs Act was enacted on December 22, 2017 and provides for a refundable credit of any AMT previously paid. The AMT credit receivable by the Company of $857 thousand for AMT previously paid will be refunded subsequent to the filing of returns for fiscal years ending June 30, 2019, June 30, 2020, June 30, 2021 and June 30, 2022. Credit amounts calculated for such years are $429 thousand, $214 thousand, $107 thousand, and $107 thousand, respectively.

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had no unrecognized tax benefit for the three months ended September 30, 2019 or 2018.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2019, or June 30, 2019.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 2019, we are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations, or cash flows. From time to time, we are subject to legal proceedings and business disputes involving ordinary routine legal matters and claims incidental to our business. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements or awards against us. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

The Company anticipates that the date of its 2019 annual stockholder meeting will be more than 30 calendar days after the date of the Company’s 2018 annual stockholder meeting, but has not made a final determination as to such date. Once available, the Company will file a Current Report on Form 8-K to (i) announce the date of the Company’s 2019 annual stockholder meeting; and (ii) to disclose the deadline for the submission of shareholder proposals for the 2019 annual stockholder meeting pursuant to SEC Rule 14a-8, which date shall be a reasonable time before the Company mails its proxy materials for its 2019 annual stockholder meeting.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description	Incorporation by Reference

4.1	Promissory Note due September 5, 2020.	Exhibit 4.1 to Form 8-K filed on September 11, 2019

10.1	Security Agreement, dated September 5, 2019, by and among the Company, certain of the Company’s subsidiaries and Thomas B. Pickens III.	Exhibit 10.1 to Form 8-K filed on September 11, 2019

10.2	Subsidiary Guarantee, dated September 5, 2019, made by certain of the Company’s subsidiaries in favor of Thomas B. Pickens III.	Exhibit 10.2 to Form 8-K filed on September 11, 2019

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.	Filed herewith.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2019 formatted in eXtensible Business Reporting Language: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: November 14, 2019	/s/ Eric Stober
Eric Stober
Chief Financial Officer and Principal Accounting Officer