Form 10-Q
period 2019-12-31
ASTROTECH Corp
filed 2020-02-14
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2019

or

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

As of February 12, 2020, the number of shares of the registrant’s common stock outstanding was: 6,348,137.

ASTROTECH CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2019	June 30, 2019
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$393	$1,588
Restricted cash	611	—
Accounts receivable	213	3
Inventory:
Raw materials	274	150
Work-in-process	—	181
Income tax receivable	214	429
Prepaid expenses and other current assets	313	371
Total current assets	2,018	2,722
Property and equipment, net	351	469
Operating leases, right-of-use assets, net	1,022	—
Long-term tax receivable	214	429
Other assets	72	72
Total assets	$3,677	$3,692
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	153	160
Payroll related accruals	347	319
Accrued expenses and other liabilities	375	357
Income tax payable	2	2
Term note payable - related party	1,500	—
Operating lease liabilities - current	301	—
Total current liabilities	2,678	838
Operating lease liabilities, non-current	752	—
Other liabilities	—	146
Total liabilities	3,430	984
Commitments and contingencies (Note 12)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 2,500,000 shares authorized; 280,898 shares of Series C and 280,898 shares of Series D issued and outstanding at December 31, 2019 and June 30, 2019, respectively	—	—
Common stock, $0.001 par value, 15,000,000 shares authorized; 6,749,664 and 6,184,698 shares issued at December 31, 2019 and June 30, 2019, respectively; 6,348,137 and 5,775,171 shares outstanding at December 31, 2019 and June 30, 2019, respectively	190,598	190,571
Treasury stock, 399,916 shares at cost at December 31, 2019 and June 30, 2019, respectively	(4,129)	(4,129)
Additional paid-in capital	9,397	7,964
Accumulated deficit	(195,619)	(191,698)
Total stockholders’ equity	247	2,708
Total liabilities and stockholders’ equity	$3,677	$3,692

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Revenue	$205	$7	$206	$40
Cost of revenue	196	—	196	11
Gross profit	9	7	10	29
Operating expenses:
Selling, general and administrative	1,110	1,286	2,312	2,430
Research and development	939	897	1,794	2,000
Total operating expenses	2,049	2,183	4,106	4,430
Loss from operations	(2,040)	(2,176)	(4,096)	(4,401)
Interest and other income (expense), net	(43)	16	(55)	3
Loss from operations before income taxes	(2,083)	(2,160)	(4,151)	(4,398)
Income tax benefit	—	—	—	—
Net loss	$(2,083)	$(2,160)	$(4,151)	$(4,398)
Weighted average common shares outstanding:
Basic and diluted	5,947	4,678	5,769	4,374
Basic and diluted net loss per common share:
Net loss	$(0.35)	$(0.46)	$(0.72)	$(1.01)
Other comprehensive loss, net of tax:
Net loss	$(2,083)	$(2,160)	$(4,151)	$(4,398)
Available-for-sale securities:
Reclassification adjustment for realized loss	—	—	—	31
Total comprehensive loss	$(2,083)	$(2,160)	$(4,151)	$(4,367)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock
	Class C		Class D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2019	281	$—	281	$—	5,775	$190,571	$(4,129)	$7,964	$(191,698)	$—	$2,708
Adjustment to opening retained earnings related to adoption of ASC Topic 842	—	—	—	—	—	—	—	—	230	—	230
Issuance of shares, net of offering issuance costs of $7	—	—	—	—	146	—	—	321	—	—	321
Stock-based compensation	—	—	—	—	—	—	—	78	—	—	78
Restricted stock issuance	—	—	—	—	5	26	—	—	—	—	26
Net loss	—	—	—	—	—	—	—	—	(2,068)	—	(2,068)
Balance at September 30, 2019	281	$—	281	$—	5,926	$190,597	$(4,129)	$8,363	$(193,536)	$—	$1,295
Issuance of stock, net of offering issuance costs of $19	—	—	—	—	433	1	—	951	—	—	952
Stock-based compensation	—	—	—	—	—	—	—	97	—	—	97
Cancellation of restricted stock	—	—	—	—	(11)	—	—	(11)	—	—	(11)
Forfeiture of stock-based compensation	—	—	—	—	—	—	—	(3)	—	—	(3)
Net loss	—	—	—	—	—	—	—	—	(2,083)	—	(2,083)
Balance at December 31, 2019	281	—	281	—	6,348	$190,598	$(4,129)	$9,397	$(195,619)	$—	$247

	Preferred Stock
	Class C		Class D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2018	—	$—	—	$—	4,097	$190,570	$(4,128)	$1,745	$(184,164)	$(31)	$3,992
Net change in available-for-sale debt and marketable equity securities	—	—	—	—	—	—	—	—	—	31	31
Stock-based compensation	—	—	—	—	—	—	—	44	—	—	44
Cancellation of restricted stock	—	—	—	—	(5)	(14)	—	—	—	—	(14)
Forfeiture of stock options	—	—	—	—	—	—	—	(3)	—	—	(3)
Exercise of stock options	—	—	—	—	3	—	—	7	—	—	7
Share repurchases	—	—	—	—	—	—	(1)	—	—	—	(1)
Restricted stock issuance	—	—	—	—	—	9	—	—	—	—	9
Net loss	—	—	—	—	—	—	—	—	(2,238)	—	(2,238)
Balance at September 30, 2018	—	$—	—	$—	4,095	$190,565	$(4,129)	$1,793	$(186,402)	$—	$1,827
Issuance of stock, net of offering issuance costs of $73	—	—	—	—	1,277	1	—	2,923	—	—	2,924
Stock-based compensation	—	—	—	—	—	—	—	41	—	—	41
Restricted stock issuance	—	—	—	—	199	18	—	—	—	—	18
Net loss	—	—	—	—	—	—	—	—	(2,160)	—	(2,160)
Balance at December 31, 2018	—	$—	—	$—	5,571	$190,584	$(4,129)	$4,757	$(188,562)	$—	$2,650

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,151)	$(4,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	187	98
Depreciation and amortization	289	142
Net loss on sale of available-for-sale investments	—	31
Changes in assets and liabilities:
Accounts receivable	(210)	4
Inventory	57	—
Income tax receivable	215	—
Accounts payable	(7)	107
Other assets and liabilities	264	(214)
Net cash used in operating activities	(3,356)	(4,230)
Cash flows from investing activities:
Proceeds from sale of available-for-sale investments	—	3,345
Proceeds from maturities of securities	—	250
Sale of property and equipment	—	2
Net cash provided by investing activities	—	3,597
Cash flows from financing activities:
Payments for purchase of treasury stock	—	(1)
Proceeds from term note payable - related party	1,500	—
Proceeds from exercise of stock options	—	7
Proceeds from issuance of stock, net of offering issuance costs	1,272	2,921
Net cash provided by financing activities	2,772	2,927

Net change in cash and cash equivalents and restricted cash	(584)	2,294
Cash and cash equivalents and restricted cash at beginning of period	1,588	552
Cash and cash equivalents and restricted cash at end of period	$1,004	$2,846

Reconciliation of cash and cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$393	$—
Restricted cash	611	—
	$1,004	$—
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Income taxes paid	$—	$—
Impact to retained earnings from adoption of ASC Topic 842	$230	$—
Operating right-of-use assets and associated liabilities	$1,608	$—

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.

Our Business Units

Astrotech Technology, Inc.

Astrotech Technology, Inc. (“ATI”) was formed to own and license the intellectual property of the platform mass spectrometry technology originally developed by 1st Detect Corporation (“1st Detect”).  The intellectual property includes 37 granted patents and five additional patents in process.  With a number of diverse market opportunities for the core technology, ATI licenses the intellectual property for different fields of use. ATI currently licenses the intellectual property to 1st Detect for use in the security and detection market and to AgLAB Inc. (“AgLAB”), which was previously known as Agriculture Technology Corporation (“AG-TECH”), for use in the agriculture market.

1st Detect Corporation

1st Detect, a licensee of ATI, has developed the TRACER 1000™, the world’s first certified mass spectrometer (“MS”)-based explosives trace detector (“ETD”), designed to replace the explosives trace detectors used at airports, secured facilities, and borders worldwide.

AgLAB Inc.

AgLAB Inc., a licensee of ATI, has developed the AgLAB-1000™ series of mass spectrometers for use in the agriculture market. The technology enables real-time analysis of hemp and cannabis products in an industry that has traditionally relied upon off site independent laboratories for chemical analysis. The AgLAB-1000 enables real-time pesticide detection and potency testing.

Astral Images Corporation

Astral Images Corporation (“Astral”) developed advanced film restoration and enhancement software. Although we believe Astral has developed valuable technology fortified by patents and trade secrets, the potential market has not yet advanced as quickly as anticipated. Due to funding constraints, the Company’s primary focus remains on the pursuit of opportunities for its platform mass spectrometry technology. Consequently, efforts are exclusively focused on strategic initiatives to facilitate the realization of Astral’s value.

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

On July 1, 2019, the Company adopted Topic 842 using the modified retrospective approach and the impact of the adoption of Topic 842 resulted in the recognition of an ROU asset and lease obligation on the Company’s condensed consolidated balance sheets of approximately $1.6 million and an adjustment to retained earnings of $230 thousand. This application of the modified retrospective method will result in a balance sheet presentation that will not be comparable to the prior period in the first year of adoption. Results for reporting periods after July 1, 2019 are presented under Topic 842, while prior periods have not been adjusted. The Company elected the package of practical expedients permitted under the transition guidance within the new standard which, among other things, allowed the Company to carry forward the historical lease classifications. Subsequent to the end of the second quarter of fiscal year 2020, the Company amended its lease for its 1st Detect facility, resulting in a reduction of the associated ROU asset and lease obligation of $414 thousand in the second quarter of fiscal year 2020. See Note 3 Leases for more information.

(2) Going Concern

Financial Condition

The Company’s consolidated financial statements for the three and six months ended December 31, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2019, the Company had cash and cash equivalents of $0.4 million and restricted cash of $0.6 million, and working capital was approximately $(0.7) million. Restricted cash consists of three letters of credit relating to purchase orders for the TRACER 1000 product. The Company reported a net loss of $7.5 million for the fiscal year 2019 and a net loss of $4.2 million for the six months ended December 31, 2019, along with net cash used in operating activities of $8.5 million for the fiscal year 2019 and net cash used in operating activities of $3.4 million for the six months ended December 31, 2019. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management’s Plans to Continue as a Going Concern

The Company remains resolute in identifying the optimal solution to its liquidity issue. The Company is currently evaluating several potential sources for additional liquidity. These include, but are not limited to, selling the Company or a portion thereof, licensing some of its technology, debt financing, equity financing, merging, or engaging in a strategic partnership. On July 3, 2018, management filed Form S-3 to raise funds through the capital markets. On October 9, 2018, the Company raised $3.0 million in a private placement of equity securities to the Company’s Chairman of the Board and Chief Executive Officer, Thomas B. Pickens III, and a long-term accredited investor in the Company. On April 17, 2019, the Company raised $2.0 million in a private placement of equity securities to Mr. Pickens, and a long-term accredited investor in the Company. On September 5, 2019, the Company entered into a private placement transaction with Mr. Pickens for the issuance and sale of a secured promissory note to Mr. Pickens with a principal amount of $1.5 million. As of December 31, 2019, the Company has received net proceeds of approximately $2.3 million through the sale of shares of common stock through an “at the market offering” program (the “ATM Offering”). The Company is currently evaluating potential offerings of any combination of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. However, additional funding may not be available when needed or on terms acceptable to us.  If we are unable to generate funding within a reasonable timeframe, we may have to delay, reduce or terminate our research and development programs, limit strategic opportunities, or curtail our business activities. Astrotech’s consolidated financial statements as of December 31, 2019 do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has two existing facility leases and several small equipment leases. Astrotech leases office space consisting of 5,219 square feet in Austin, Texas that houses executive management, finance and accounting, sales, and marketing and communications. The lease began in November 2016 and expires in December 2023 with a provision to renew and extend the lease for the entire premises for one renewal term of five years. Astrotech must, in writing, advise the landlord of its intention to renew the lease at least eight months before the expiration of its current lease in order to renew the lease. In May 2013, 1st Detect completed build-out of a 16,540 square foot leased research and development and production facility in Webster, Texas. This facility is equipped with state-of-the-art laboratories, a clean room, a production shop, and offices for staff. The term of the lease is 62 months and includes options to extend for two additional five-year periods. In February 2015, 1st Detect exercised its right of first refusal on the adjoining space of 9,138 square feet. The original lease began in May 2013 and was to expire in June 2018; these dates were amended in October 2014 with the amended lease beginning February 1, 2015, and expiring April 30, 2020, with provisions to renew and extend the lease for the entire premises, but not less than the entire premises, for two renewal terms of five years each. On June 1, 2018, the Company entered into its third amendment of the original lease removing 8,118 square feet from its leased space, leaving leased premises with a total square footage of 17,560. On January 21, 2020, the Company entered into its fourth amendment of the original lease, with the amended lease beginning May 1, 2020 and expiring April 30, 2021, with the option to renew and extend the lease for one renewal term of one year. This amendment resulted in an adjustment to the associated ROU asset and operating liability of $414 thousand during the six months ended December 31, 2019. The Company has not commenced any financing leases as of December 31, 2019.

Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of lease payments. The incremental borrowing rate used at adoption was 11%. Significant judgement is required when determining the Company’s incremental borrowing rate. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The condensed consolidated balance sheet classification of lease assets and liabilities are as follows:

(In thousands)
Assets	December 31, 2019
Operating lease right-of-use assets, beginning balance	$1,608
Current period amortization	(172)
Adjustment for lease amendment	(414)
Total operating lease right-of-use asset	$1,022

(In thousands)
Liabilities	December 31, 2019
Operating lease liabilities, beginning balance	$1,608
Current period reduction	(141)
Adjustment for lease amendment	(414)
Total lease liabilities	$1,053

Future minimum lease payments as of December 31, 2019 under non-cancellable operating leases are as follows:

(In thousands)
For the Year Ended June 30,	December 31, 2019
2020	$196
2021	414
2022	389
2023	219
2024	36
Thereafter	—
Total lease payments	1,254
Less: imputed interest	201
Operating lease liability	1,053
Less: operating lease liabilities - current	301
Operating lease liabilities - non-current	$752

Cash payments for operating leases for the three and six months ended December 31, 2019 totaled $96 thousand and $191 thousand, respectively. The weighted-average remaining lease term for operating leases is 3.1 years.

(4) Stockholders’ Equity

A prospectus relating to the ATM Offering was filed with the SEC on November 9, 2018. Since its filing, as of December 31, 2019, the Company has sold 793,668 shares of common stock pursuant to an At-the-Market Issuance Sales Agreement with B. Riley FBR, under which B. Riley FBR acts as sales agent. In connection with the sale of these shares of common stock, the Company has received net proceeds of $2.3 million. The weighted-average sale price per share was $3.04.

The Company’s stockholders’ equity as of December 31, 2019 was less than $2.5 million, which is less than the requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq Capital Market. As a result, though no assurance can be given, the Company anticipates that Nasdaq will provide notice of this development and require the Company to take steps in order to avoid the delisting of its common stock.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net loss	$(2,083)	$(2,160)	$(4,151)	$(4,398)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	5,947	4,678	5,769	4,374
Basic and diluted net loss per common share:
Net loss	$(0.35)	$(0.46)	$(0.72)	$(1.01)

All unvested restricted stock awards for the six months ended December 31, 2019 are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 332,819 shares of common stock at exercise prices ranging from $1.85 to $8.35 per share outstanding as of December 31, 2019 were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

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

An additional factor is reasonable assurance of collectability. This necessitates deferral of all or a portion of revenue recognition until collection. During the three and six months ended December 31, 2019, the Company had two revenue sources totaling $205 thousand and $206 thousand, respectively, and revenue was recognized at a point in time consistent with the guidelines in Topic 606.

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

As of December 31, 2019, the fair value of the Company’s cash and cash equivalents and restricted cash approximate their carrying value due to their short-term nature.

(8) Term Note Payable – Related Party

On September 5, 2019, the Company entered into a private placement transaction with Thomas B. Pickens III, the Chief Executive Officer and Chairman of the Board of Directors of the Company for the issuance and sale of a secured promissory note (“the Note”) to Mr. Pickens with a principal amount of $1.5 million. Interest on the Note shall accrue at 11% per annum. The principal amount and accrued interest on the Note shall become due and payable on September 5, 2020 (the “Maturity Date”). The Company may prepay the principal amount and all accrued interest on the Note at any time prior to the Maturity Date. In connection with the issuance of the Note, the Company, along with 1st Detect Corporation and Astrotech Technologies, Inc. (the “Subsidiaries”), entered into a security agreement, dated as of September 5, 2019, with Mr. Pickens (the “Security Agreement”), pursuant to which the Company and the Subsidiaries granted to Mr. Pickens a security interest in all of the Company’s and the Subsidiaries’ Collateral, as such term is defined in the Security Agreement. In addition, the Subsidiaries jointly and severally agreed to guarantee and act as surety for the Company’s obligation to repay the Note pursuant to a subsidiary guarantee.

(9) Business Risk and Credit Risk Concentration Involving Cash

During the three and six months ended December 31, 2019, the Company had one customer that substantially comprised all of the Company’s revenue. During the three and six months ended December 31, 2018, the Company recognized revenue from one customer. As of December 31, 2019, the Company’s trade accounts receivable balance was related to sales to a global shipping and logistics company.

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation of $250 thousand per depositor. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what we believe to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(10) Common Stock Compensation

Stock Option Activity Summary

The Company’s stock option activity for the six months ended December 31, 2019, is as follows:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at June 30, 2019	324	$5.71
Granted	10	1.85
Exercised	—	—
Canceled or expired	(1)	5.30
Outstanding at December 31, 2019	333	$5.64

The aggregate intrinsic value of options exercisable at December 31, 2019, was $0, as the fair value of the Company’s common stock is less than the exercise prices of these options. The remaining stock-based compensation expense of $76 thousand related to stock options will be recognized over a weighted-average period of 1.03 years.

The table below details the Company’s stock options outstanding as of December 31, 2019:

Range of exercise prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Options Exercisable Weighted- Average Exercise Price
$1.85 – 3.55	80,500	3.38	$3.39	70,500	$3.39
$5.30 – 5.85	122,319	7.36	5.48	79,575	5.48
$6.00 – 8.35	130,000	4.89	7.19	86,000	6.59
$1.85 – 8.35	332,819	5.43	$5.64	236,075	$5.26

Compensation costs recognized related to stock option awards were $41 thousand and $43 thousand for the three months ended December 31, 2019 and 2018, respectively, and $85 thousand and $84 thousand for the six months ended December 31, 2019 and 2018, respectively.

Restricted Stock

The Company’s restricted stock activity for the six months ended December 31, 2019, is as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Outstanding at June 30, 2019	208	$4.06
Granted	5	2.47
Vested	(62)	3.74
Canceled or expired	(11)	3.99
Outstanding at December 31, 2019	140	$3.97

Stock compensation expenses related to restricted stock were $42 thousand and $19 thousand for the three months ended December 31, 2019 and 2018, respectively, and $102 thousand and $14 thousand for the six months ended December 31, 2019, and 2018, respectively. The remaining stock-based compensation expense of $411 thousand related to restricted stock awards granted will be recognized over a weighted-average period of 1.99 years.

(11) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2019, the Company established a valuation allowance against all of its net deferred tax assets.

For the three months ended December 31, 2019 and 2018, the Company incurred pre-tax losses in the amount of $2.1 million and $2.2 million, respectively. For the six months ended December 31, 2019 and 2018, the Company incurred pre-tax losses in the amount of $4.2 million and $4.4 million, respectively. The total effective tax rate was approximately 0% for the each of the three and six months ended December 31, 2019 and 2018.

For each of the six months ended December 31, 2019 and 2018, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against its net deferred tax assets.

The Tax Cuts and Jobs Act was enacted on December 22, 2017 and provides for a refundable credit of any AMT previously paid. The AMT credit still to be received by the Company of $429 thousand for AMT previously paid will be refunded subsequent to the filing of returns for fiscal years ending June 30, 2020, June 30, 2021 and June 30, 2022. Credit amounts calculated for such years are $214 thousand, $107 thousand, and $107 thousand, respectively.

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had no unrecognized tax benefit for the three and six months ended December 31, 2019 or 2018.

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

Litigation, Investigations, and Audits – We are not party to, nor are our properties the subject of, any material pending legal proceedings or investigations.

(13) Segment Information

The Company currently has one reportable business unit: 1st Detect Corporation. In prior periods, the Company had two reportable business units: 1st Detect Corporation and Astral Images Corporation. As of December 31, 2019, Astral no longer meets the criteria for segment reporting as both its assets and operations are minimal. For more information on key financial metrics of the Company’s segments in prior reporting periods, refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.

(14) Subsequent Events

On January 7, 2020, the funds from one of the three letters of credit relating to purchase orders for the TRACER 1000 currently held by the Company were released, decreasing the balance of restricted cash to $122 thousand.

On January 21, 2020, the Company entered into its fourth amendment of its original lease for its facility in Webster, Texas. The amended lease begins May 1, 2020 and expires April 30, 2021, with the option to renew and extend the lease for one year.

On February 13, 2020, the Company entered into a private placement transaction with Thomas B. Pickens III, the Chief Executive Officer and Chairman of the Board of Directors of the Company for the issuance and sale of a secured promissory note to Mr. Pickens with a principal amount of $1,000,000. Interest on this promissory note shall accrue at 11% per annum. The principal amount and accrued interest on this promissory note shall become due and payable on September 5, 2020 (the “Maturity Date”). The Company may prepay the principal amount and all accrued interest on this promissory note at any time prior to the Maturity Date. In connection with the issuance of this promissory note, the Company, along with 1st Detect Corporation and Astrotech Technologies, Inc. (the “Subsidiaries”), entered into a security agreement, dated as of February 13, 2020, with Mr. Pickens (the “Security Agreement”), pursuant to which the Company and the Subsidiaries granted to Mr. Pickens a security interest in all of the Company’s and the Subsidiaries’ Collateral, as such term is defined in the Security Agreement. In addition, the Subsidiaries jointly and severally agreed to guarantee and act as surety for the Company’s obligation to repay the Note pursuant to a subsidiary guarantee.

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

The Company’s efforts are focused on commercializing its platform mass spectrometry technology through its wholly-owned subsidiaries:

•	Astrotech Technology, Inc. (“ATI”) owns and licenses the intellectual property related to our mass spectrometry technology.
•	1st Detect Corporation (“1st Detect”) is a manufacturer of explosives and narcotics trace detectors developed for use at airports, secured facilities, and borders worldwide.
•	AgLAB Inc. (“AgLAB”), which was previously known as Agriculture Technology Corporation (“AG-TECH”), is a manufacturer of mass spectrometers for use in the agriculture market.

Our Business Units

Astrotech Technology, Inc.

ATI was formed to own and license the intellectual property of the platform mass spectrometry technology originally developed by 1st Detect. The intellectual property includes 37 granted patents and five additional patents in process. With a number of diverse market opportunities for the core technology, ATI licenses the intellectual property for different fields of use. ATI currently licenses the intellectual property to 1st Detect for use in the security and detection market and to AgLAB for use in the agriculture market.

1st Detect Corporation

1st Detect, a licensee of ATI, has developed the TRACER 1000™, the world’s first certified mass spectrometer (“MS”)-based explosives trace detector (“ETD”), designed to replace the explosives trace detectors used at airports, secured facilities, and borders worldwide. We believe that government and airport customers are unsatisfied with the currently deployed ETD technology, which is driven by an antiquated technology known as Ion Mobility Spectrometry (“IMS”). We believe that IMS-based ETDs are fraught with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing unnecessary passenger delays and frustration, significant wasted security resources, and lack of security personnel confidence in ETDs. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those several explosives of largest concern. Adding additional compounds to the detection library of an IMS-based ETD fundamentally reduces the instrument’s performance further, increasing the likelihood of false alarms. In contrast, adding additional compounds does not degrade the TRACER 1000’s detection capabilities, as it has a virtually unlimited and easily expandable threat library. With terrorist threats becoming more numerous, sophisticated, and lethal, security professionals have been looking for better instrumentation to address the evolving threats.

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

Either Transportation Security Administration (“TSA”) or European Civil Aviation Conference (“ECAC”) certification is necessary to sell the TRACER 1000 to the airport market and the TRACER 1000 received ECAC certification on February 21, 2019 for both passenger and cargo screening. After receiving ECAC certification, we can now sell the TRACER 1000 to the majority of airports outside the U.S., including all of Europe. On June 26, 2019, the Company announced the official launch of the TRACER 1000. On November 22, 2019, we announced our first commercial sale of TRACER 1000 units to a global shipping and logistics company. As the TRACER 1000 is the first MS-based ETD to have ever passed either U.S. or European regulatory testing, there has been considerable interest from prospective customers, which has yielded a number of successful demonstrations and field trials.

In the United States, we are working with both TSA and TSA Air Cargo. On March 27, 2018, the Company announced that the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) and, on April 4, 2018, we announced that the TRACER 1000 was beginning testing with TSA for passenger screening at airports. On November 14, 2019, Astrotech announced that the TRACER 1000 had been selected by the TSA’s Innovation Task Force (“ITF”) to conduct live screening at Miami International Airport. With similar protocols as ECAC testing, we have received valuable feedback from all programs, as anticipated, and the programs continue to progress as expected; however, there is no assurance that the TRACER 1000 will be approved by TSA for either cargo or passenger screening.

AgLAB Inc.

AgLAB, a licensee of ATI, is developing the AgLAB-1000™ series of mass spectrometers for use in the agriculture industry. With minimal changes to the platform mass spectrometry technology that was originally developed by 1st Detect, a significant competitive advantage of the AgLAB-1000 is its rugged design, ease of use, and real-time analysis, making it ideal for the farm and manufacturing environment. In response to market needs in the hemp and cannabis market, the AgLAB series of instruments are being designed for uses in pesticide detection and potency testing.

•

Pesticide Detection - The AgLAB-1000 is being designed to detect all California, Oregon, Colorado, and Canadian regulated pesticides in the field and during the extraction and distillation processes. These regions have a need for pesticide testing, as contaminated hemp and cannabis crops or products must be destroyed if they fail certification testing. Current testing requires three to five days and early detection can be the difference in saving or losing highly valuable crops or product. With the increasing number of U.S. states and countries legalizing hemp and cannabis, pesticide regulations have become increasingly more important and that trend is expected to continue.

•

Potency - The AgLAB-1000 is also being designed to accurately determine the potency of the hemp and cannabis cannabinoids (including cannabidiol (“CBD”) and tetrahydrocannabinol (“THC”)); this is important, as the 2018 Farm Bill which legalized hemp nationwide, also requires no more than 0.3% of THC to be present in the hemp plant. If a batch exceeds the THC threshold, the batch must be destroyed. The AgLAB-1000 is being designed to allow for potency testing during the growing cycle to ensure that the 0.3% limit is not exceeded and to optimize the harvest time. The AgLAB-1000 is also being designed to be used by regulators and law enforcement to test for potency in the field where testing results are time-sensitive.

Astral Images Corporation

Astral Images (“Astral”) developed advanced film restoration and enhancement software. Although we believe Astral has developed valuable technology fortified by patents and trade secrets, the potential market has not advanced as quickly as anticipated. Due to funding constraints, the Company’s primary focus remains on the pursuit of opportunities for its platform mass spectrometry technology. Consequently, efforts are exclusively focused on strategic initiatives to facilitate the realization of Astral’s value.

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

Results of Operations

Three months ended December 31, 2019, compared to three months ended December 31, 2018:

Selected consolidated financial data for the quarters ended December 31, 2019, and 2018 is as follows:

	Three Months Ended December 31,
(In thousands)	2019	2018
Revenue	$205	$7
Cost of revenue	196	—
Gross profit	9	7
Gross margin	4%	100%
Operating expenses:
Selling, general and administrative	1,110	1,286
Research and development	939	897
Total operating expenses	2,049	2,183
Loss from operations	(2,040)	(2,176)
Interest and other income (expense), net	(43)	16
Income tax benefit	—	—
Net loss	$(2,083)	$(2,160)

Revenue – Total revenue increased $198 thousand during the second quarter of fiscal 2020, compared to the second quarter of fiscal 2019. Revenue generated in the second quarter of fiscal 2020 was related to the TRACER 1000 product launch. Revenue generated in the second quarter of fiscal 2019 was associated with Astral’s now-discontinued agreement with ColorTime, a post-production house specializing in media content creation, restoration, and distribution.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. In the second quarter of fiscal 2020, cost of revenue was comprised of labor, materials, overhead, travel, and shipping related to the above sales. In the second quarter of fiscal 2019, there was no cost of revenue related to the agreement with ColorTime. Gross margin for the second quarter of fiscal 2020 was 4%, driven by the first-in-first-out (“FIFO”) inventory methodology where much of the inventory used to build the TRACER 1000 had R&D volume pricing. As we receive more purchase orders for the TRACER 1000, we expect the cost of materials to decline as we recognize the benefits of scale.

Operating Expenses – As a result of management’s ongoing commitment to optimize our resources, operating expenses decreased $134 thousand, or 6%, during the second quarter of fiscal 2020, compared to the second quarter of fiscal 2019. Selling, general and administrative decreased $176 thousand, or 14%, due to decreases in expenses relating to legal, consulting, audit fees, and headcount. Research and development remained consistent in the second quarter of fiscal 2020, compared to the second quarter of fiscal 2019.

Income Taxes – Income tax benefit did not change during the second quarter of fiscal 2020, compared to the second quarter of fiscal 2019. The realization of tax benefits depends on the existence of future taxable income. Pursuant to ASC 740 “Income Taxes” (“ASC 740”), a valuation allowance has been established on all the Company’s deferred tax assets.

Six months ended December 31, 2019, compared to six months ended December 31, 2018:

Selected consolidated financial data for the six months ended December 31, 2019, and 2018 is as follows:

	Six Months Ended December 31,
(In thousands)	2019	2018
Revenue	$206	$40
Cost of revenue	196	11
Gross profit	10	29
Gross margin	5%	73%
Operating expenses:
Selling, general and administrative	2,312	2,430
Research and development	1,794	2,000
Total operating expenses	4,106	4,430
Loss from operations	(4,096)	(4,401)
Interest and other income (expense), net	(55)	3
Income tax benefit	—	—
Net loss	$(4,151)	$(4,398)

Revenue – Total revenue increased $166 thousand during the six months ended December 31, 2019, compared to the six months ended December 31, 2018. During the six months ended December 31, 2019, substantially all of the revenue generated was related to the TRACER 1000 product launch. All of the revenue generated during the six months ended December 31, 2018 was associated with Astral’s now-discontinued agreement with ColorTime, a post-production house specializing in media content creation, restoration, and distribution.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. During the six months ended December 31, 2019, cost of revenue was comprised of labor, materials, overhead, travel, and shipping related to the above sales. During the six months ended December 31, 2018, cost of revenue was comprised of labor related to the agreement with ColorTime. Gross margin for the six months ended December 31, 2019 was 5%, driven by the FIFO inventory methodology where much of the inventory used to build the TRACER 1000 had R&D volume pricing. As we receive more purchase orders for the TRACER 1000, we expect the cost of materials to decline as we recognize the benefits of scale.

Operating Expenses – As a result of management’s ongoing commitment to optimize our resources, operating expenses decreased $324 thousand, or 7%, during the six months ended December 31, 2019, compared to the six months ended December 31, 2018. Selling, general and administrative decreased $118 thousand, or 5%, due to decreases in expenses relating to legal, consulting, audit fees, and reduced headcount. Research and development decreased $206 thousand, or 10%, during the six months ended December 31, 2019, compared to six months ended December 31, 2018, due to decreases in expenses relating to subcontractors, consultants, depreciation, and headcount.

Income Taxes – Income tax benefit did not change during the six months ended December 31, 2019, compared to the six months ended December 31, 2018. The realization of tax benefits depends on the existence of future taxable income. Pursuant to ASC 740, a valuation allowance has been established on all the Company’s deferred tax assets.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents:

	Six Months Ended December 31,
(In thousands)	2019	2018	Change
Change in cash and cash equivalents:
Net cash used in operating activities	$(3,356)	$(4,230)	$874
Net cash provided by investing activities	—	3,597	(3,597)
Net cash provided by financing activities	2,772	2,927	(155)
Net change in cash and cash equivalents	$(584)	$2,294	$(2,878)

Cash and Cash Equivalents and Restricted Cash

As of December 31, 2019, we held cash and cash equivalents of $0.4 million and restricted cash of $0.6 million, and our working capital was approximately $(0.7) million. As of June 30, 2019, we had cash and cash equivalents of $1.6 million, and our working capital was approximately $1.9 million. Cash and cash equivalents and restricted cash decreased $0.6 million as of December 31, 2019, compared to June 30, 2019, due to funding our normal operating activities and research and development initiatives, partially offset by a note payable from a related party and the sale of shares of common stock through an “at-the-market offering” program (the “ATM Offering”).

Operating Activities

Cash used in operating activities decreased $0.9 million for the six months ended December 31, 2019, compared to the six months ended December 31, 2018, primarily due to a reduction in our expenses as well as an increase in deferred tax asset due to the refundable credit of previously paid Alternative Minimum Tax (“AMT”).

Investing Activities

Cash provided by investing activities decreased $3.6 million for the six months ended December 31, 2019, compared to the six months ended December 31, 2018, due to liquidating our available-for-sale investments in the first quarter of fiscal 2019.

Financing Activities

Cash provided by financing activities remained consistent for the six months ended December 31, 2019, compared to the six months ended December 31, 2018.

Liquidity

As of December 31, 2019, we had cash and cash equivalents and restricted cash of $1.0 million, and our working capital was approximately $(0.7) million. Restricted cash consists of three letters of credit relating to purchase orders for the TRACER 1000 product. For the fiscal year 2019, the Company reported a net loss of $7.5 million and net cash used in operating activities of $8.5 million. For the six months ended December 31, 2019, the Company reported a net loss of $4.2 million and net cash used in operating activities of $3.4 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company remains resolute in identifying the optimal solution to its liquidity issue. The Company is currently evaluating several potential sources for additional liquidity. These include, but are not limited to, selling the Company or a portion thereof, licensing some of our technology, debt financing, equity financing, merging, or engaging in a strategic partnership. On July 3, 2018, management filed Form S-3 to raise funds through the capital markets. On October 9, 2018, the Company entered into a Securities Purchase Agreement (the “Agreement No. 1”) with Thomas B. Pickens III, the Chief Executive Officer and Chairman of the Board of Directors of the Company, and a long-term accredited investor in the Company (the “Investor”). Pursuant to Agreement No. 1, the Company agreed to sell an aggregate of 866,950 shares of its series B convertible preferred stock, par value $0.001 per share (the “Series B Preferred Shares”) to Mr. Pickens and 409,645 of its shares of common stock, par value $0.001 per share (the “Common Shares”) to the Investor, at a price per share of $2.35 and for aggregate gross proceeds of approximately $3.0 million. The purchase price of $2.35 per share was equal to the closing price on The NASDAQ Capital Market on October 8, 2018. The Series B Preferred Shares converted into an aggregate of 866,950 shares of common stock on December 7, 2018 upon receipt of shareholder approval in accordance with NASDAQ Listing Rule 5635(b). On April 17, 2019, the Company entered into another Securities Purchase Agreement (the “Agreement No. 2”) with Mr. Pickens and the Investor. Pursuant to Agreement No. 2, the Company agreed to sell an aggregate of 280,898 shares of its series C convertible preferred stock, par value $0.001 per share (the “Series C Preferred Shares”) to the Investor and 280,898 of its series D convertible preferred stock, par value $0.001 per share (the “Series D Preferred Shares”) to Mr. Pickens, at a price per share of $3.56 and for aggregate gross proceeds of approximately $2.0 million. The purchase price of $3.56 per share was equal to the closing consolidated bid price on The NASDAQ Capital Market on April 16, 2019. The Series D Preferred Shares are convertible into an aggregate of 280,898 shares of common stock at the option of the holder. On September 5, 2019, the Company entered into a private placement transaction with Mr. Pickens for the issuance and sale of a secured promissory note to Mr. Pickens with a principal amount of $1.5 million. As of December 31, 2019, the Company has sold 793,668 shares of common stock pursuant to an At-the-Market Issuance Sales Agreement with B. Riley FBR through the ATM Offering under which B. Riley FBR acts as sales agent. A prospectus relating to the ATM Offering was filed with the SEC on November 9, 2018. In connection with the sale of these shares of common stock, the Company has received net proceeds of $2.3 million. The weighted-average sale price per share was $3.04.

The Company is currently evaluating potential offerings of any combination of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. However, additional funding may not be available when needed or on terms acceptable to us.  If we are unable to generate funding within a reasonable timeframe, we may have to delay, reduce or terminate our research and development programs, limit strategic opportunities, or curtail our business activities. Astrotech’s consolidated financial statements as of December 31, 2019 do not include any adjustments that might result from the outcome of this uncertainty.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2019, the Company established a valuation allowance against all of its net deferred tax assets.

For the three months ended December 31, 2019 and 2018, the Company incurred pre-tax losses in the amount of $2.1 million and $2.2 million, respectively. For the six months ended December 31, 2019 and 2018, the Company incurred pre-tax losses in the amount of $4.2 million and $4.4 million, respectively. The total effective tax rate was approximately 0% for the each of the three and six months ended December 31, 2019 and 2018.

For each of the six months ended December 30, 2019 and 2018, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against its net deferred tax assets.

The Tax Cuts and Jobs Act was enacted on December 22, 2017 and provides for a refundable credit of any AMT previously paid. The AMT credit still to be received by the Company of $429 thousand for AMT previously paid will be refunded subsequent to the filing of returns for fiscal years ending June 30, 2020, June 30, 2021 and June 30, 2022. Credit amounts calculated for such years are $214 thousand, $107 thousand, and $107 thousand, respectively.

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had no unrecognized tax benefit for the three and six months ended December 31, 2019 or 2018.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2019, or June 30, 2019.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the six months ended December 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of December 31, 2019, we are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations, or cash flows. From time to time, we are subject to legal proceedings and business disputes involving ordinary routine legal matters and claims incidental to our business. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements or awards against us. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

The Company anticipates that the date of its next annual stockholder meeting will be more than 30 calendar days after the date of the Company’s prior annual stockholder meeting, but has not made a final determination as to such date. Once available, the Company will file a Current Report on Form 8-K to (i) announce the date of the Company’s annual stockholder meeting; and (ii) to disclose the deadline for the submission of shareholder proposals for the annual stockholder meeting pursuant to SEC Rule 14a-8, which date shall be a reasonable time before the Company mails its proxy materials for its annual stockholder meeting.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended December 31, 2019 formatted in eXtensible Business Reporting Language: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: February 14, 2020	/s/ Eric Stober
Eric Stober
Chief Financial Officer and Principal Accounting Officer