Form 10-Q
period 2020-03-31
ASTROTECH Corp
filed 2020-05-14
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2020

or

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

Not Applicable

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

As of May 13, 2020, the number of shares of the registrant’s common stock outstanding was: 7,575,464.

ASTROTECH CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2020	June 30, 2019
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$4,660	$1,588
Restricted cash	122	—
Accounts receivable, net of allowance of $0	85	3
Inventory:
Raw materials	374	150
Work-in-process	155	181
Finished goods	64	—
Income tax receivable	429	429
Prepaid expenses and other current assets	239	371
Total current assets	6,128	2,722
Property and equipment, net	371	469
Operating leases, right-of-use assets, net	937	—
Long-term tax receivable	-	429
Other assets	72	72
Total assets	$7,508	$3,692
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	188	160
Payroll related accruals	412	319
Accrued expenses and other liabilities	718	357
Income tax payable	2	2
Term note payable - related party	2,500	—
Lease liabilities, current	326	—
Total current liabilities	4,146	838
Lease liabilities, non-current	711	—
Other liabilities	—	146
Total liabilities	4,857	984
Commitments and contingencies (Note 12)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 2,500,000 shares authorized; 280,898 shares of Series C and 280,898 shares of Series D issued and outstanding at March 31, 2020 and June 30, 2019, respectively	—	—
Common stock, $0.001 par value, 15,000,000 shares authorized; 7,975,388 and 6,184,698 shares issued at March 31, 2020 and June 30, 2019, respectively; 7,575,742 and 5,775,171 shares outstanding at March 31, 2020 and June 30, 2019, respectively	190,599	190,571
Treasury stock, 399,916 shares at cost at March 31, 2020 and June 30, 2019, respectively	(4,129)	(4,129)
Additional paid-in capital	13,868	7,964
Accumulated deficit	(197,687)	(191,698)
Total stockholders’ equity	2,651	2,708
Total liabilities and stockholders’ equity	$7,508	$3,692

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Revenue	$118	—	$324	$40
Cost of revenue	111	—	307	11
Gross profit	7	—	17	29
Operating expenses:
Selling, general and administrative	1,193	1,238	3,505	3,667
Research and development	814	1,026	2,608	3,027
Total operating expenses	2,007	2,264	6,113	6,694
Loss from operations	(2,000)	(2,264)	(6,096)	(6,665)
Interest and other expense, net	(68)	12	(123)	15
Loss from operations before income taxes	(2,068)	(2,252)	(6,219)	(6,650)
Income tax benefit	—	858	—	858
Net loss	$(2,068)	$(1,394)	$(6,219)	$(5,792)
Weighted average common shares outstanding:
Basic and diluted	6,107	5,467	5,934	4,734
Basic and diluted net loss per common share:
Net loss	$(0.34)	$(0.25)	$(1.05)	$(1.22)
Other comprehensive loss, net of tax:
Net loss	$(2,068)	$(1,394)	$(6,219)	$(5,792)
Available-for-sale securities:
Reclassification adjustment for realized loss	—	—	—	31
Total comprehensive loss	$(2,068)	$(1,394)	$(6,219)	$(5,761)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock
	Class C		Class D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2019	281	$—	281	$—	5,775	$190,571	$(4,129)	$7,964	$(191,698)	$—	$2,708
Adjustment to opening retained earnings related to adoption of ASC Topic 842	—	—	—	—	—	—	—	—	230	—	230
Issuance of shares, net of offering issuance costs of $7	—	—	—	—	146	—	—	321	—	—	321
Stock-based compensation	—	—	—	—	—	—	—	78	—	—	78
Restricted stock issuance	—	—	—	—	5	26	—	—	—	—	26
Net loss	—	—	—	—	—	—	—	—	(2,068)	—	(2,068)
Balance at September 30, 2019	281	$—	281	$—	5,926	$190,597	$(4,129)	$8,363	$(193,536)	$—	$1,295
Issuance of stock, net of offering issuance costs of $19	—	—	—	—	433	1	—	951	—	—	952
Stock-based compensation	—	—	—	—	—	—	—	97	—	—	97
Cancellation of restricted stock	—	—	—	—	(11)	—	—	(11)	—	—	(11)
Forfeiture of stock-based compensation	—	—	—	—	—	—	—	(3)	—	—	(3)
Net loss	—	—	—	—	—	—	—	—	(2,083)	—	(2,083)
Balance at December 31, 2019	281	—	281	—	6,348	$190,598	$(4,129)	$9,397	$(195,619)	$—	$247
Issuance of stock, net of offering issuance costs of $667	—	—	—	—	1,227	1	—	4,376	—	—	4,377
Stock-based compensation	—	—	—	—	—	—	—	95	—	—	95
Net loss	—	—	—	—	—	—	—	—	(2,068)	—	(2,068)
Balance at March 31, 2020	281	—	281	—	7,575	$190,599	$(4,129)	$13,868	$(197,687)	$—	$2,651

	Preferred Stock
	Class C		Class D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2018	—	$—	—	$—	4,097	$190,570	$(4,128)	$1,745	$(184,164)	$(31)	$3,992
Net change in available-for-sale debt and marketable equity securities	—	—	—	—	—	—	—	—	—	31	31
Stock-based compensation	—	—	—	—	—	—	—	44	—	—	44
Cancellation of restricted stock	—	—	—	—	(5)	(14)	—	—	—	—	(14)
Forfeiture of stock options	—	—	—	—	—	—	—	(3)	—	—	(3)
Exercise of stock options	—	—	—	—	3	—	—	7	—	—	7
Share repurchases	—	—	—	—	—	—	(1)	—	—	—	(1)
Restricted stock issuance	—	—	—	—	—	9	—	—	—	—	9
Net loss	—	—	—	—	—	—	—	—	(2,238)	—	(2,238)
Balance at September 30, 2018	—	$—	—	$—	4,095	$190,565	$(4,129)	$1,793	$(186,402)	$—	$1,827
Issuance of stock, net of offering issuance costs of $73	—	—	—	—	1,277	1	—	2,920	—	—	2,921
Stock-based compensation	—	—	—	—	—	—	—	45	—	—	45
Forfeiture of stock options	—	—	—	—	—	—	—	(1)	—	—	(1)
Restricted stock issuance	—	—	—	—	199	18	—	—	—	—	18
Net loss	—	—	—	—	—	—	—	—	(2,160)	—	(2,160)
Balance at December 31, 2018	—	$—	—	$—	5,571	$190,584	$(4,129)	$4,757	$(188,562)	$—	$2,650
Issuance of stock, net of offering issuance costs of $19	—	—	—	—	206	—	—	998	—	—	998
Stock-based compensation	—	—	—	—	—	—	—	43	—	—	43
Restricted stock issuance	—	—	—	—	—	64	—	—	—	—	64
Net loss	—	—	—	—	—	—	—	—	(1,394)	—	(1,394)
Balance at March 31, 2019	—	$—	—	$—	5,777	$190,648	$(4,129)	$5,798	$(189,956)	$—	$2,361

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,219)	$(5,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	282	205
Depreciation and amortization	327	206
Deferred income tax benefit	—	(429)
Net loss on sale of available-for-sale investments	—	31
Changes in assets and liabilities:
Accounts receivable	(82)	(29)
Inventory	(262)	—
Income tax receivable	—	(429)
Accounts payable	28	27
Other assets and liabilities	970	(340)
Net cash used in operating activities	(4,956)	(6,550)
Cash flows from investing activities:
Proceeds from sale of available-for-sale investments	—	3,345
Proceeds from maturities of securities	—	250
Sale of property and equipment	—	2
Net cash provided by investing activities	—	3,597
Cash flows from financing activities:
Payments for purchase of treasury stock	—	(1)
Proceeds from term note payable - related party	2,500	—
Proceeds from exercise of stock options	—	7
Proceeds from issuance of stock, net of offering issuance costs	5,650	3,919
Net cash provided by financing activities	8,150	3,925

Net change in cash and cash equivalents and restricted cash	$3,194	972
Cash and cash equivalents and restricted cash at beginning of period	1,588	552
Cash and cash equivalents and restricted cash at end of period	$4,782	$1,524

Reconciliation of cash and cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$4,660	$1,524
Restricted cash	122	—
	$4,782	$1,524
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Income taxes paid	$—	$—
Impact to retained earnings from adoption of ASC Topic 842	$230	$—
Operating right-of-use assets and associated liabilities	$1,608	$—

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.

Our Business Units

Astrotech Technology, Inc.

Astrotech Technology, Inc. (“ATI”) owns and licenses the Astrotech Mass Spectrometer Technology™ (the “AMS Technology™”), the platform mass spectrometry technology originally developed by 1st Detect Corporation (“1st Detect”).  The intellectual property includes 37 granted patents and five additional patents in process.  With a number of diverse market opportunities for the core technology, ATI licenses the intellectual property for different fields of use. ATI currently licenses the intellectual property to 1st Detect for use in the security and detection market, to AgLAB Inc. (“AgLAB”) for use in the agriculture market, and to BreathTech Corporation (“BreathTech”) for use in the healthcare industry.

1st Detect Corporation

1st Detect, a licensee of ATI, has developed the TRACER 1000™, the world’s first mass spectrometer (“MS”) based explosives trace detector (“ETD”) certified by the European Civil Aviation Conference (“ECAC”), designed to replace the explosives trace detectors used at airports, secured facilities, and borders worldwide.

AgLAB Inc.

AgLAB, a licensee of ATI, is developing the AgLAB-1000™ series of mass spectrometers for use in the agriculture market. These systems are being designed for applications in the hemp and cannabis markets to maximize processing efficiencies and to detect pesticides.

BreathTech Corporation

BreathTech, a licensee of ATI, is developing a breath analysis tool to screen for volatile organic compound (“VOC”) metabolites found in a person’s breath that could indicate they may have an infection, including Coronavirus Disease 2019 (“COVID-19”) or pneumonia.

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

(2) Going Concern

Financial Condition

The Company’s consolidated financial statements for the three and nine months ended March 31, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2020, the Company had cash and cash equivalents of $4.7 million and restricted cash of $0.1 million, and working capital was approximately $2.0 million. Restricted cash consists of two letters of credit relating to purchase orders for the TRACER 1000 product. The Company reported a net loss of $7.5 million for the fiscal year 2019 and a net loss of $6.2 million for the nine months ended March 31, 2020, along with net cash used in operating activities of $8.5 million for the fiscal year 2019 and net cash used in operating activities of $5.0 million for the nine months ended March 31, 2020. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management’s Plans to Continue as a Going Concern

The Company remains resolute in identifying the optimal solution to its liquidity issue. The Company is currently evaluating several potential sources for additional liquidity. These include, but are not limited to, selling the Company or a portion thereof, licensing some of its technology, raising additional funds through capital markets, debt financing, equity financing, merging, or engaging in a strategic partnership. On February 13, 2020, the Company entered into a private placement transaction with Mr. Thomas B. Pickens III, the Company’s Chairman of the Board and Chief Executive Officer, for the issuance and sale of a secured promissory note to Mr. Pickens with a principal amount of $1.0 million. On March 25, 2020, the Company entered into a securities purchase agreement with certain purchasers named therein, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 354,000 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $5.00 per share, resulting in net proceeds of approximately $1.6 million. On March 27, 2020, the Company entered into a second securities purchase agreement with certain purchasers named therein, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 873,335 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $3.75 per share, resulting in net proceeds of approximately $2.9 million. The Company received net proceeds of approximately $2.3 million through the sale of shares of common stock from November 9, 2018 through March 25, 2020 through an “at the market offering” program (the “ATM Offering”), which was terminated on March 25, 2020. The Company is currently evaluating potential offerings of any combination of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. However, additional funding may not be available when needed or on terms acceptable to us.  If we are unable to generate funding within a reasonable timeframe, we may have to delay, reduce or terminate our research and development programs, limit strategic opportunities, or curtail our business activities. Astrotech’s consolidated financial statements as of March 31, 2020 do not include any adjustments that might result from the outcome of this uncertainty.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the responses that the Company, other businesses and governments are taking continue to evolve. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Policymakers around the globe have responded with fiscal policy actions to support the economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

It is possible that the continued spread of COVID-19 could cause disruption in the Company’s  supply chain; cause delay, or limit the ability of customers to perform, including in making timely payments to the Company; cause delay in regulatory certification testing of the Company’s instruments; impact investment performance; and cause other unpredictable events. As of the date of issuance of Company’s financial statements, the extent to which the COVID-19 pandemic may in the future materially impact the Company’s financial condition, liquidity, or results of operations is uncertain.

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

Upon the adoption of Topic 842, the Company’s accounting for financing leases, previously referred to as capital leases, remains substantially unchanged from prior guidance.

The balance sheet presentation of the Company’s operating and finance leases is as follows:

(In thousands)	Classification on the Condensed Consolidated Balance Sheet	March 31, 2020
Assets:
Operating lease assets	Operating leases, right-of-use assets, net	$937
Financing lease assets	Property and equipment, net	52
Total lease assets		$989

Liabilities:
Current:
Operating lease obligations	Lease liabilities, current	$317
Financing lease obligations	Lease liabilities, current	9
Non-current:
Operating lease obligations	Lease liabilities, non-current	668
Financing lease obligations	Lease liabilities, non-current	43
Total lease liabilities		$1,037

Future minimum lease payments as of March 31, 2020 under non-cancellable leases are as follows:

(In thousands)
For the Year Ended June 30,	Operating Leases	Financing Leases	Total
2020	$101	$3	$104
2021	413	12	425
2022	388	12	400
2023	219	12	231
2024	37	12	49
Thereafter	—	9	9
Total lease obligations	1,158	60	1,218
Less: imputed interest	173	8	181
Present value of net minimum lease obligations	985	52	1,037
Less: lease liabilities - current	317	9	326
Lease liabilities - non-current	$668	$43	$711

Other information as of March 31, 2020 is as follows:

Weighted-average remaining lease term (years):
Operating leases	2.8
Financing leases	4.9
Weighted-average discount rate:
Operating leases	11.0%
Financing leases	6.2%

Cash payments for operating leases for the three and nine months ended March 31, 2020 totaled $96 thousand and $288 thousand, respectively. Cash payments for financing leases for each of the three and nine months ended March 31, 2020 totaled $1 thousand.

(4) Stockholders’ Equity

From November 9, 2018 through March 25, 2020, the Company sold 793,668 shares of common stock pursuant to an At-the-Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley FBR, under which B. Riley FBR acted as the sales agent. In connection with the sale of these shares of common stock, the Company received net proceeds of $2.3 million. The weighted-average sale price per share was $3.04. No additional shares of the Company’s common stock will be sold pursuant to the ATM Agreement. The Company did not incur any termination penalties as a result of its termination of the ATM Agreement.

On March 25, 2020, the Company entered into a securities purchase agreement with certain purchasers named therein, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Registered Offering No. 1”), 354,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an offering price of $5.00 per share. Registered Offering No. 1 resulted in gross proceeds of approximately $1.77 million before deducting the placement agent’s fees and related offering expenses. The shares from Registered Offering No. 1 were offered by the Company pursuant to a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-226060), which was initially filed with the SEC on July 3, 2018, and was declared effective on August 20, 2018. Registered Offering No. 1 closed on March 26, 2020, subject to the satisfaction of customary closing conditions. In connection with Registered Offering No. 1, the Company also issued to the placement agent, or its designees, warrants (the “Warrants No. 1”) to purchase up to 24,780 shares of Common Stock, which represents 7.0% of the shares sold in Registered Offering No. 1. The Warrants No. 1 have an exercise price of $6.25 per share, which represents 125% of the per share offering price of the shares and a termination date of March 25, 2025.

On March 27, 2020, the Company entered into a second securities purchase agreement with certain purchasers named therein, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Registered Offering No. 2”), 873,335 shares of the Company’s Common Stock, at an offering price of $3.75 per share. Registered Offering No. 2 resulted in gross proceeds of approximately $3.275 million before deducting the placement agent’s fees and related offering expenses. The shares from Registered Offering No. 2 were offered by the Company pursuant to a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-226060), which was initially filed with the SEC on July 3, 2018, and was declared effective on August 20, 2018. Registered Offering No. 2 closed on March 30, 2020, subject to the satisfaction of customary closing conditions. In connection with Registered Offering No. 2, the Company also issued to the placement agent, or its designees, warrants (the “Warrants No. 2” and collective with the Warrants No.1, the “Placement Agent Warrants”) to purchase up to 61,133 shares of Common Stock, which represents 7.0% of the Shares sold in Registered Offering No. 2. The Warrants No. 2 have an exercise price of $4.6875 per share, which represents 125% of the per share offering price of the shares and a termination date of March 27, 2025.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net loss	$(2,068)	$(1,394)	$(6,219)	$(5,792)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	6,107	5,467	5,934	4,734
Basic and diluted net loss per common share:
Net loss	$(0.34)	$(0.25)	$(1.05)	$(1.22)

All unvested restricted stock awards for the nine months ended March 31, 2020 are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 326,153 shares of common stock at exercise prices ranging from $1.85 to $8.35 per share outstanding as of March 31, 2020 were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

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

An additional factor is reasonable assurance of collectability. This necessitates deferral of all or a portion of revenue recognition until collection. During the three and nine months ended March 31, 2020, the Company had one material revenue source, totaling $118 thousand and $324 thousand, respectively, and revenue was recognized at a point in time consistent with the guidelines in Topic 606.

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

As of March 31, 2020, the fair value of the Company’s cash and cash equivalents and restricted cash approximate their carrying value due to their short-term nature.

(8) Term Note Payable – Related Party

On September 5, 2019, the Company entered into a private placement transaction with Thomas B. Pickens III, the Chief Executive Officer and Chairman of the Board of Directors of the Company for the issuance and sale of a secured promissory note (“Note No. 1”) to Mr. Pickens with a principal amount of $1.5 million. Interest on Note No. 1 shall accrue at 11% per annum. The principal amount and accrued interest on Note No. 1 shall become due and payable on September 5, 2020 (the “Maturity Date”). The Company may prepay the principal amount and all accrued interest on Note No. 1 at any time prior to the Maturity Date. In connection with the issuance of Note No. 1, the Company, along with 1st Detect Corporation and Astrotech Technologies, Inc. (the “Subsidiaries”), entered into a security agreement, dated as of September 5, 2019, with Mr. Pickens (the “Security Agreement No. 1”), pursuant to which the Company and the Subsidiaries granted to Mr. Pickens a security interest in all of the Company’s and the Subsidiaries’ Collateral, as such term is defined in Security Agreement No. 1. In addition, the Subsidiaries jointly and severally agreed to guarantee and act as surety for the Company’s obligation to repay Note No. 1 pursuant to a subsidiary guarantee.

On February 13, 2020, the Company entered into a second private placement transaction with Mr. Pickens for the issuance and sale of a secured promissory note (“Note No. 2”) to Mr. Pickens with a principal amount of $1.0 million. Interest on Note No. 2 shall accrue at 11% per annum. The principal amount and accrued interest on Note No. 2 shall become due and payable on the Maturity Date. The Company may prepay the principal amount and all accrued interest on Note No. 2 at any time prior to the Maturity Date. In connection with the issuance of Note No. 2, the Company, along with the Subsidiaries, entered into a second security agreement, dated as of February 13, 2020, with Mr. Pickens (the “Security Agreement No. 2”), pursuant to which the Company and the Subsidiaries granted to Mr. Pickens a security interest in all of the Company’s and the Subsidiaries’ Collateral, as such term is defined in Security Agreement No. 2. In addition, the Subsidiaries jointly and severally agreed to guarantee and act as surety for the Company’s obligation to repay Note No. 2 pursuant to a subsidiary guarantee.

(9) Business Risk and Credit Risk Concentration Involving Cash

During the three and nine months ended March 31, 2020, the Company had one customer that substantially comprised all of the Company’s revenue. During the three and nine months ended March 31, 2019, the Company recognized revenue from one customer. As of March 31, 2020, the Company’s trade accounts receivable balance was related to sales to a global shipping and logistics company.

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation of $250 thousand per depositor. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what we believe to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(10) Common Stock Compensation

Stock Option Activity Summary

The Company’s stock option activity for the nine months ended March 31, 2020, is as follows:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at June 30, 2019	324	$5.71
Granted	10	1.85
Exercised	—	—
Canceled or expired	(8)	4.07
Outstanding at March 31, 2020	326	$5.68

The aggregate intrinsic value of options exercisable at March 31, 2020 was $0, as the fair value of the Company’s common stock is less than the exercise prices of these options. The remaining stock-based compensation expense of $33 thousand related to stock options will be recognized over a weighted-average period of 0.57 years.

The table below details the Company’s stock options outstanding as of March 31, 2020:

Range of exercise prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Options Exercisable Weighted- Average Exercise Price
$1.85 – 3.55	76,500	3.03	$3.43	66,500	$3.43
$5.30 – 5.85	119,653	7.11	5.48	76,909	5.49
$6.00 – 8.35	130,000	4.65	7.19	86,000	6.59
$1.85 – 8.35	326,153	5.17	$5.68	229,409	$5.31

Compensation costs recognized related to stock option awards were $43 thousand for each of the three months ended March 31, 2020 and 2019, and $128 thousand for each of the nine months ended March 31, 2020 and 2019.

Restricted Stock

The Company’s restricted stock activity for the nine months ended March 31, 2020, is as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Outstanding at June 30, 2019	208	$4.06
Granted	5	2.47
Vested	(63)	3.77
Canceled or expired	(11)	3.97
Outstanding at March 31, 2020	139	$3.96

Stock compensation expenses related to restricted stock were $52 thousand and $64 thousand for the three months ended March 31, 2020 and 2019, respectively, and $154 thousand and $77 thousand for the nine months ended March 31, 2020, and 2019, respectively. The remaining stock-based compensation expense of $359 thousand related to restricted stock awards granted will be recognized over a weighted-average period of 1.74 years.

(11) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of March 31, 2020, the Company established a valuation allowance against all of its net deferred tax assets.

For the three months ended March 31, 2020 and 2019, the Company incurred pre-tax losses in the amount of $2.1 million and $2.3 million, respectively. For the nine months ended March 31, 2020 and 2019, the Company incurred pre-tax losses in the amount of $6.2 million and $6.7 million, respectively. The total effective tax rate was approximately 0% for the each of the three and nine months ended March 31, 2020 and 2019.

For each of the nine months ended March 31, 2020 and 2019, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against its net deferred tax assets.

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, was signed into law on March 27, 2020. The CARES Act provided certain tax relief measures including the acceleration of the alternative minimum credit previously paid. The CARES Act allows for the acceleration of the refundable AMT credit up to 100% of the AMT credit. In connection with its analysis of the impact of the CARES Act and pursuant to filing the Form 1139, the Company has reclassed the refundable AMT credit of $429K from long-term to short-term receivable and recorded no income tax effects on the other tax relief measures of the CARES Act.

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had no unrecognized tax benefit for the three and nine months ended March 31, 2020 or 2019.

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

(13) Segment Information

The Company currently has one reportable business unit: 1st Detect Corporation. In prior periods, the Company had two reportable business units: 1st Detect Corporation and Astral Images Corporation. As of March 31, 2020, Astral no longer meets the criteria for segment reporting as both its assets and operations are minimal. For more information on key financial metrics of the Company’s segments in prior reporting periods, refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.

(14) Subsequent Events

NASDAQ Notice

As previously noted by the Company in its Form 10-Q for the fiscal quarter ended December 31, 2019, the Company was not in compliance with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq Capital Market because the Company’s stockholders’ equity was below the required minimum of $2.5 million at December 31, 2019. On February 18, 2020, the Company received a notice (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company was not in compliance with the required stockholder’s equity of $2.5 million.

The Notice had no immediate effect on the Company’s listing on the Nasdaq Capital Market. On April 14, 2020, the Company submitted a plan to regain compliance with the minimum stockholders’ equity requirement. If the Company’s plan to regain compliance is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Notice to evidence compliance (the “Compliance Period”).

Paycheck Protection Program Loan

On April 14, 2020, the Company received the proceeds from a loan in the amount of $541,500 (the “PPP Loan”) from Pioneer Bank SSB (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration. The PPP Loan matures on April 1, 2022 and bears interest at a rate of 1.0% per annum. Commencing November 10, 2020, the Company is required to pay the Lender equal monthly payments of principal and interest as necessary to fully amortize by April 1, 2022 the principal amount outstanding on the PPP Loan as of October 14, 2020. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The PPP Loan is evidenced by a promissory note dated April 14, 2020, which contains various certifications and agreements related to the PPP, as well customary default and other provisions.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends,” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:

•

The impact of the COVID-19 outbreak on the global economy, including the possibility of a global recession, and more specifically the impact to our business, suppliers, consumers, customers, and employees;

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

The Company’s efforts are focused on commercializing its platform mass spectrometry technology through its wholly-owned subsidiaries:

•	Astrotech Technology, Inc. (“ATI”) owns and licenses the intellectual property related to the Astrotech Mass Spectrometer Technology™ (the “AMS Technology™”).
•	1st Detect Corporation (“1st Detect”) is a manufacturer of explosives and narcotics trace detectors developed for use at airports, secured facilities, and borders worldwide.
•	AgLAB Inc. (“AgLAB”) is a manufacturer of mass spectrometers for use in the agriculture market.
•

BreathTech Corporation (“BreathTech”) is developing a breath analysis tool to screen for volatile organic compound (“VOC”) metabolites found in a person’s breath that could indicate they may have an infection, including Coronavirus Disease 2019 (“COVID-19”) or pneumonia.

Our Business Units

Astrotech Technology, Inc.

ATI owns and licenses the AMS Technology, the platform mass spectrometry technology originally developed by 1st Detect. The intellectual property includes 37 granted patents and five additional patents in process. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use to the other wholly-owned subsidiaries of Astrotech, including to 1st Detect for use in the security and detection market, to AgLAB for use in the agriculture market, and to BreathTech for use in the healthcare industry.

1st Detect Corporation

1st Detect, a licensee of ATI, has developed the TRACER 1000™, the world’s first mass spectrometer (“MS”) based explosives trace detector (“ETD”) certified by the European Civil Aviation Conference (“ECAC”), designed to replace the explosives trace detectors used at airports, secured facilities, and borders worldwide. We believe that government and airport customers are unsatisfied with the currently deployed ETD technology, which is driven by ion mobility spectrometry (“IMS”). We believe that IMS-based ETDs are fraught with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing unnecessary passenger delays and frustration, significant wasted security resources, and lack of security personnel confidence in ETDs. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those several explosives of largest concern. Adding additional compounds to the detection library of an IMS-based ETD fundamentally reduces the instrument’s performance, further increasing the likelihood of false alarms. In contrast, adding additional compounds does not degrade the TRACER 1000’s detection capabilities, as it has a virtually unlimited and easily expandable threat library. With terrorist threats becoming more numerous, sophisticated, and lethal, security professionals have been looking for better instrumentation to address the evolving threats.

Either Transportation Security Administration (“TSA”) or ECAC certification is necessary to sell the TRACER 1000 to the airport market and the TRACER 1000 received ECAC certification on February 21, 2019 for both passenger and cargo screening. After receiving ECAC certification, we can now sell the TRACER 1000 to the majority of airports outside of the U.S., including all of Europe. On June 26, 2019, the Company announced the official launch of the TRACER 1000. On November 22, 2019, we announced our first commercial sale of TRACER 1000 units to a global shipping and logistics company. As the TRACER 1000 is the first MS-based ETD to have ever passed either U.S. or European regulatory testing, there has been considerable interest from prospective customers, which has yielded a number of successful demonstrations and field trials.

In the United States, we are working with both TSA and TSA Air Cargo towards certification. On March 27, 2018, the Company announced that the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) and, on April 4, 2018, we announced that the TRACER 1000 was beginning testing with TSA for passenger screening at airports. On November 14, 2019, Astrotech announced that the TRACER 1000 had been selected by the TSA’s Innovation Task Force (“ITF”) to conduct live screening at Miami International Airport. With similar protocols as ECAC testing, we have received valuable feedback from all programs. With the current COVID-19 crisis, testing with the TSA has been put on indefinite hold. We expect to resume following the path for ETD certification once TSA employees are allowed to return to work.

AgLAB Inc.

AgLAB, a licensee of ATI, is developing the AgLAB-1000™ series of mass spectrometers for use in the agriculture industry for both chemical detection and process control. The AgLAB product line is a derivative of the Company’s AMS Technology.  The AMS Technology provides a significant competitive advantage due to its small size, rugged design, quick analysis, ease of use, and affordability. These attributes are valuable for agriculture applications in both the field and processing facilities.

The AgLAB product line that is currently under development is the AGLAB-1000-D2 and the AGLAB-1000-C2. These systems are being designed for applications in the hemp and cannabis markets to maximize processing efficiencies and to detect pesticides.

COVID-19 has caused some disruptions in our supply chain and the completion of AgLAB test systems has been delayed.

BreathTech Corporation

BreathTech, a licensee of ATI, is developing a breath analysis tool to screen for volatile organic compound (“VOC”) metabolites found in a person’s breath that could indicate they may have an infection, including Coronavirus Disease 2019 (“COVID-19”) or pneumonia.

The product is being designed to test healthcare providers, factory floor workers, and the general public in drive-up testing facilities and to provide a result in less than one minute. It is also being designed to be easy to use with minimal training by low skill operators.

Development of the BreathTest-1000 follows the Company’s positive results in pre-clinical trials for the BreathDetect-1000™, a rapid bedside breathalyzer that detects bacterial infections in the respiratory tract, including pneumonia.  The trials were conducted in collaboration with UT Health San Antonio.

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

Trends and Uncertainties - COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic.

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as the responses that we, other businesses, and governments are taking continue to evolve. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Policymakers around the globe have responded with fiscal policy actions to support the economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

To date, the pandemic has caused supply chain issues as noted above with respect to AgLAB and has impacted our revenue as noted below.

It is possible that the continued spread of COVID-19 could cause further disruption in  our supply chain; cause delay, or limit the ability of customers to perform, including in making timely payments to the Company; cause delay in regulatory certification testing of our instruments; impact investment performance; and cause other unpredictable events. The extent to which the COVID-19 pandemic may in the future materially impact on our financial condition, liquidity, or results of operations is uncertain.

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

Results of Operations

Three months ended March 31, 2020, compared to three months ended March 31, 2019:

Selected consolidated financial data for the quarters ended March 31, 2020, and 2019 is as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Revenue	$118	—
Cost of revenue	111	—
Gross profit	7	—
Gross margin	6%	—%
Operating expenses:
Selling, general and administrative	1,193	1,238
Research and development	814	1,026
Total operating expenses	2,007	2,264
Loss from operations	(2,000)	(2,264)
Interest and other expense, net	(68)	12
Income tax benefit	—	858
Net loss	$(2,068)	$(1,394)

Revenue – Total revenue increased $118 thousand during the third quarter of fiscal 2020, compared to the third quarter of fiscal 2019. Revenue generated in the third quarter of fiscal 2020 was related to the TRACER 1000 product launch. This is a deceleration from the second quarter of fiscal 2020 due to delays in the acceptance of our products caused by COVID-19.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. In the third quarter of fiscal 2020, cost of revenue was comprised of labor, materials, overhead, and shipping related to the above sales. Gross margin for the third quarter of fiscal 2020 was 6%, driven by the first-in-first-out (“FIFO”) inventory methodology where much of the inventory used to build the TRACER 1000 had R&D volume pricing. As we receive more purchase orders for the TRACER 1000, we expect the cost of materials to decline as we recognize the benefits of scale.

Operating Expenses – As a result of management’s ongoing commitment to optimize our resources, operating expenses decreased $257 thousand, or 11%, during the third quarter of fiscal 2020, compared to the third quarter of fiscal 2019. Selling, general and administrative expenses remained consistent in the third quarter of fiscal 2020, compared to the third quarter of fiscal 2019. Research and development expenses decreased $212 thousand, or 21%, in the third quarter of fiscal 2020, compared to the third quarter of fiscal 2019 due to decreases in expenses relating to subcontractors, consultants, depreciation, and headcount as well as decreased materials expense.

Income Taxes – Income tax benefit decreased $858 thousand during the third quarter of fiscal 2020, compared to the third quarter of fiscal 2019 due to the recognition of an Alternative Minimum Tax (“AMT”) credit in the prior period. Half of the AMT credit was received in the second quarter of fiscal 2020 and the remainder is expected to be received during the first quarter of fiscal 2021. The realization of tax benefits depends on the existence of future taxable income. Pursuant to ASC 740 “Income Taxes” (“ASC 740”), a valuation allowance has been established on all the Company’s deferred tax assets.

Nine months ended March 31, 2020, compared to nine months ended March 31, 2019:

Selected consolidated financial data for the nine months ended March 31, 2020, and 2019 is as follows:

	Nine Months Ended March 31,
(In thousands)	2020	2019
Revenue	$324	$40
Cost of revenue	307	11
Gross profit	17	29
Gross margin	5%	73%
Operating expenses:
Selling, general and administrative	3,505	3,667
Research and development	2,608	3,027
Total operating expenses	6,113	6,694
Loss from operations	(6,096)	(6,665)
Interest and other income, net	(123)	15
Income tax benefit	—	858
Net loss	$(6,219)	$(5,792)

Revenue – Total revenue increased $284 thousand during the nine months ended March 31, 2020, compared to the nine months ended March 31, 2019. During the nine months ended March 31, 2020, substantially all of the revenue generated was related to the TRACER 1000 product launch. All of the revenue generated during the nine months ended March 31, 2019 was associated with Astral’s now-discontinued agreement with ColorTime, a post-production house specializing in media content creation, restoration, and distribution.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. During the nine months ended March 31, 2020, cost of revenue was comprised of labor, materials, overhead, travel, and shipping related to the above sales. During the nine months ended March 31, 2019, cost of revenue was comprised of labor related to the agreement with ColorTime. Gross margin for the nine months ended March 31, 2020 was 5%, driven by the FIFO inventory methodology where much of the inventory used to build the TRACER 1000 had R&D volume pricing. As we receive more purchase orders for the TRACER 1000, we expect the cost of materials to decline as we recognize the benefits of scale.

Operating Expenses – As a result of management’s ongoing commitment to optimize our resources, operating expenses decreased $581 thousand, or 9%, during the nine months ended March 31, 2020, compared to the nine months ended March 31, 2019. Selling, general and administrative expenses remained consistent. Research and development expenses decreased $419 thousand, or 14%, during the nine months ended March 31, 2020, compared to nine months ended March 31, 2019, due to decreases in expenses relating to subcontractors, consultants, depreciation, and headcount as well as decreased materials expense.

Income Taxes – Income tax benefit decreased $858 thousand during the nine months ended March 31, 2020, compared to the nine months ended March 31, 2019 due to the recognition of the AMT credit in the prior period. Half of the AMT credit was received in the second quarter of fiscal 2020 and the remainder is expected to be received during the first quarter of fiscal 2021.The realization of tax benefits depends on the existence of future taxable income. Pursuant to ASC 740, a valuation allowance has been established on all the Company’s deferred tax assets.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents:

	Nine Months Ended March 31,
(In thousands)	2020	2019	Change
Change in cash and cash equivalents:
Net cash used in operating activities	$(4,956)	$(6,550)	$1,594
Net cash provided by investing activities	—	3,597	(3,597)
Net cash provided by financing activities	8,150	3,925	4,225
Net change in cash and cash equivalents	$3,194	$972	$2,222

Cash and Cash Equivalents and Restricted Cash

As of March 31, 2020, we held cash and cash equivalents of $4.7 million and restricted cash of $0.1 million, and our working capital was approximately $2.0 million. As of June 30, 2019, we had cash and cash equivalents of $1.6 million, and our working capital was approximately $1.9 million. Cash and cash equivalents and restricted cash increased $3.2 million as of March 31, 2020, compared to June 30, 2019, due to sales of shares of the Company’s common stock in two registered direct offerings and notes payable from a related party, partially offset by funding our normal operating activities and research and development initiatives.

Operating Activities

Cash used in operating activities decreased $1.6 million for the nine months ended March 31, 2020, compared to the nine months ended March 31, 2019, primarily due to a reduction in our expenses as well as an increase in deferred tax asset due to the refundable credit of previously paid AMT.

Investing Activities

Cash provided by investing activities decreased $3.6 million for the nine months ended March 31, 2020, compared to the nine months ended March 31, 2019, due to liquidating our available-for-sale investments in the first quarter of fiscal 2019.

Financing Activities

Cash provided by financing activities increased $4.2 million for the nine months ended March 31, 2020, compared to the nine months ended March 31, 2019 due to the sales of shares of the Company’s common stock in two registered direct offerings for net proceeds of approximately $4.5 million.

Liquidity

As of March 31, 2020, we had cash and cash equivalents and restricted cash of $4.8 million, and our working capital was approximately $2.0 million. Restricted cash consists of two letters of credit relating to purchase orders for the TRACER 1000 product. For the fiscal year 2019, the Company reported a net loss of $7.5 million and net cash used in operating activities of $8.5 million. For the nine months ended March 31, 2020, the Company reported a net loss of $6.2 million and net cash used in operating activities of $5.0 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company remains resolute in identifying the optimal solution to its liquidity issue. The Company is currently evaluating several potential sources for additional liquidity. These include, but are not limited to, selling the Company or a portion thereof, licensing some of our technology, raising additional funds through the capital markets, debt financing, equity financing, merging, or engaging in a strategic partnership. On February 13, 2020, the Company entered into a private placement transaction with Mr. Pickens for the issuance and sale of a secured promissory note to Mr. Pickens with a principal amount of $1.0 million. From November 8, 2019 through March 25, 2020, the Company sold 793,668 shares of common stock pursuant to an At-the-Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley FBR through the ATM Offering under which B. Riley FBR acted as the sales agent. In connection with the sale of these shares of common stock, the Company received net proceeds of $2.3 million. The weighted-average sale price per share was $3.04. On March 25, 2020, the Company entered into a securities purchase agreement with certain purchasers named therein, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 354,000 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $5.00 per share resulting in net proceeds of approximately $1.6 million. On March 27, 2020, the Company entered into a second securities purchase agreement with certain purchasers named therein, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 873,335 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $3.75 per share resulting in net proceeds of approximately $2.9 million. On April 14, 2020, the Company received the proceeds from a loan in the amount of $541,500 (the “PPP Loan”) from Pioneer Bank SSB (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration. The PPP Loan matures on April 1, 2022 and bears interest at a rate of 1.0% per annum.

The Company is currently evaluating potential offerings of any combination of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. However, additional funding may not be available when needed or on terms acceptable to us.  If we are unable to generate funding within a reasonable timeframe, we may have to delay, reduce or terminate our research and development programs, limit strategic opportunities, or curtail our business activities. Astrotech’s consolidated financial statements as of March 31, 2020 do not include any adjustments that might result from the outcome of this uncertainty.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of March 31, 2020, the Company established a valuation allowance against all of its net deferred tax assets.

For the three months ended March 31, 2020 and 2019, the Company incurred pre-tax losses in the amount of $2.1 million and $2.3 million, respectively. For the nine months ended March 31, 2020 and 2019, the Company incurred pre-tax losses in the amount of $6.2 million and $6.7 million, respectively. The total effective tax rate was approximately 0% for the each of the three and nine months ended March 31, 2020 and 2019.

For each of the nine months ended March 31, 2020 and 2019, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against its net deferred tax assets.

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, was signed into law on March 27, 2020. The CARES Act provided certain tax relief measures including the acceleration of the alternative minimum credit previously paid. The CARES Act allows for the acceleration of the refundable AMT credit up to 100% of the AMT credit. In connection with our analysis of the impact of the CARES Act and pursuant to filing the Form 1139, we have reclassed the refundable AMT credit of $429K from long-term to short-term receivable and recorded no income tax effects on the other tax relief measures of the CARES Act.

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had no unrecognized tax benefit for the three and nine months ended March 31, 2020 or 2019.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020, or June 30, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the nine months ended March 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of March 31, 2020, we are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations, or cash flows. From time to time, we are subject to legal proceedings and business disputes involving ordinary routine legal matters and claims incidental to our business. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements or awards against us. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense.

ITEM 1A. RISK FACTORS

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our Form 10-K, except as noted below.

No assurances can be given that we will be able to successfully develop the BreathTest-1000™.

Our business strategy outlines the use of the decades of experience we have accumulated to expand the services and products we offer to both U.S. government agencies and commercial industries. These services and products involve new and untested technologies and business models. These technologies and business models may not be successful, which could result in the loss of any investment we make in developing them, including the development of the BreathTest-1000™.

Furthermore, we are subject to risks including, but not limited to, the following with respect to the development of the BreathTest-1000™:

•	the governmental approval process could be lengthy, time consuming, and is inherently unpredictable, and we cannot guarantee that we will ever have a marketable product;

•

to the extent that there are additional detection methods available for COVID-19, to be commercially successful, customers must be persuaded that using our products are effective alternatives to other existing products;

•

if we fail to comply with healthcare regulations, we could face substantial enforcement actions, including civil and criminal penalties and our business, operations, and financial condition could be adversely affected.

We face various risks related to health epidemics, pandemics, and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations, and/or cash flows.

We face various risks related to health epidemics, pandemics, and similar outbreaks, including the global outbreak of COVID-19. In recent weeks, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures, or other restrictions in connection with the COVID-19 pandemic, our operations will likely be impacted. We may be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable or adequately covered by insurance.

It is possible that the continued spread of COVID-19 could also further cause disruption in our supply chain; cause delay, or limit the ability of customers to perform, including in making timely payments to us; cause delay in regulatory certification testing of our instruments; impact investment performance; and cause other unpredictable events.

We continue to work with our stakeholders (including customers, employees, suppliers, and local communities) to responsibly address this global pandemic. We continue to monitor the situation, to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences.

We cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial position, results of operations, and/or cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 27 and March 30, 2020, the Company issued the Placement Agent Warrants to the Placement Agent. The Placement Agent Warrants and the shares of Common Stock underlying the Placement Agent Warrants have not been registered under the Securities Act and were issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description	Incorporation by Reference

4.1	Promissory Note due September 5, 2020.	Exhibit 4.1 to Form 8-K filed on February 18, 2020

4.2	Form of Placement Agent's Warrant, issued on March 27, 2020.	Exhibit 4.1 to Form 8-K filed on March 26, 2020

4.3	Form of Placement Agent's Warrant, issued on March 30, 2020.	Exhibit 4.1 to Form 8-K filed on March 30, 2020

10.1	Security Agreement, dated February 13, 2020, by and among the Company, certain of the Company’s subsidiaries and Thomas B. Pickens III.	Exhibit 10.1 to Form 8-K filed on February 18, 2020

10.2	Subsidiary Guarantee, dated February 13, 2020, made by certain of the Company’s subsidiaries in favor of Thomas B. Pickens III.	Exhibit 10.2 to Form 8-K filed on February 18, 2020

10.3	Form of Securities Purchase Agreement, dated March 25, 2020.	Exhibit 10.1 to Form 8-K filed on March 26, 2020

10.4	Form of Securities Purchase Agreement, dated March 27, 2020.	Exhibit 10.1 to Form 8-K filed on March 30, 2020

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.	Filed herewith.

99.1	Press Release, dated March 25, 2020.	Exhibit 99.1 to Form 8-K filed on March 26, 2020

99.2	Press Release, dated March 27, 2020.	Exhibit 99.1 to Form 8-K filed on March 30, 2020

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2020 formatted in eXtensible Business Reporting Language: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: May 14, 2020	/s/ Eric Stober
Eric Stober
Chief Financial Officer and Principal Accounting Officer