Form 10-K
period 2020-06-30
ASTROTECH Corp
filed 2020-09-08
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended June 30, 2020

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 001-34426

Astrotech Corporation

(Exact name of registrant as specified in its charter)

Delaware	91-1273737
(State or other jurisdiction of	(I.R.S. Employer
corporation or organization)	Identification No.)

2028 E. Ben White Blvd, #240-9530, Austin, Texas	78741
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 485-9530

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s) ASTC	Name of each exchange
Common Stock		on which registered
$0.001 per share		The Nasdaq Capital Market

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2019, based upon the closing price of such stock on The Nasdaq Capital Market on such date of $1.80 was approximately $11,426,647. This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

As of September 2, 2020, 7,844,095 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

•	Our ability to successfully pursue our business plan and execute our strategy;
•	Technological difficulties and potential legal claims arising from any technological difficulties;
•	Supply chain delays and challenges;
•	Uncertainty in government funding and support for key programs, grant opportunities, or procurements;
•	The impact of competition on our ability to win new contracts; and
•	Our ability to meet technological development milestones and overcome development challenges.

These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A. “Risk Factors,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events.

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

The Company’s efforts are focused on commercializing its platform mass spectrometry technology through its wholly-owned subsidiaries:

•	Astrotech Technology, Inc. (“ATI”) owns and licenses the intellectual property related to the Astrotech Mass Spectrometer Technology™ (the “AMS Technology”).
•

1st Detect Corporation (“1st Detect”) is a manufacturer of explosives and narcotics trace detectors developed for use at airports, secured facilities, and borders worldwide. 1st Detect holds an exclusive AMS Technology license from ATI for airport security applications.

•

AgLAB, Inc. (“AgLAB”) is developing a series of mass spectrometers for use in the agriculture market for process control and the detection of trace amounts of solvents and pesticides. AgLAB holds an exclusive AMS Technology license from ATI for agriculture applications.

•

BreathTech Corporation (“BreathTech”) is developing a breath analysis tool to screen for volatile organic compound (“VOC”) metabolites found in a person’s breath that could indicate they may have an infection, including COVID-19 or pneumonia. BreathTech holds an exclusive AMS Technology license from ATI for breath analysis applications.

Business Developments

On September 20, 2019, the Company announced a new subsidiary, AgLAB Inc., which is developing the AgLAB-1000™ series of mass spectrometers to be used in process control and in the detection of trace amounts of solvents and pesticides during the extraction and distillation of agricultural products. The mass spectrometry technology that is currently owned by ATI is ideally suited for these applications and the “Agriculture” field of use has now been licensed to AgLAB. With the passing of the U.S. Farm Bill, (H.R. 2, 115th) and the increasing number of U.S. states and countries that are legalizing hemp and cannabis, AgLAB has been working with industry farmers, equipment manufacturers, and laboratories in the development of its AgLAB-1000 series of products to detect trace levels (ppb/ppt) of cannabinoids, terpenes, solvents, and pesticides in the manufacturing of hemp and cannabis products.

On November 14, 2019, the Company announced that 1st Detect was selected by the U.S. Department of Homeland Security (“DHS”) Transportation Security Administration (“TSA”) to conduct live screening with the TRACER 1000™ at Miami International Airport. The invitation was in response to the TSA Innovation Task Force (“ITF”) Innovative Demonstrations for Enterprise Advancement Broad Agency Announcement. The ITF works in partnership with airports, airlines, and industry partners to foster innovation in aviation security. It was created to help find and deploy the very best technology for increasing security and improving the passenger experience. The ITF enables accelerated productization of innovative new technologies by deploying products in real-world environments and allowing for the collection of valuable operational field data and feedback.

On November 22, 2019, the Company announced that 1st Detect had signed a contract with a global shipping and logistics company and is already fulfilling purchase orders.  Under the terms of the contract, the TRACER 1000™ has been added to the shipping and logistics company’s approved vendor list and is now available for corporate-wide purchases on pre-negotiated terms.

On February 13, 2020, the Company entered into a private placement transaction with Mr. Thomas B. Pickens III, the Company’s Chairman of the Board and Chief Executive Officer, for the issuance and sale of a secured promissory note to Mr. Pickens with a principal amount of $1.0 million.

On March 25, 2020, the Company launched its new subsidiary, BreathTech. BreathTech is developing the BreathTest-1000, a breath analysis tool to screen for VOC metabolites found in a person’s breath that could indicate they may have an infection, including COVID-19 or pneumonia.

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

On April 14, 2020, the Company entered into a $542 thousand Paycheck Protection Program Promissory Note and Agreement (the “PPP Promissory Note”) from a commercial bank under the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration.

On August 24, 2020, the Company and Mr. Pickens agreed to extend the maturity date of both secured promissory notes held by Mr. Pickens to September 5, 2021.

As of the date of this filing, we have delivered TRACER 1000 units to eight countries across Europe and Asia.

Our Business Units

Astrotech Technology, Inc.

ATI owns and licenses the AMS Technology, the platform mass spectrometry technology originally developed by 1st Detect. The intellectual property includes 37 granted patents and five additional patents in process along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to three wholly-owned subsidiaries of Astrotech, including to 1st Detect for use in the security and detection market, to AgLAB for use in the agriculture market, and to BreathTech for use in breath analysis.

1st Detect Corporation

1st Detect, a licensee of ATI for the security and detection market, has developed the TRACER 1000™, the world’s first mass spectrometer (“MS”) based explosives trace detector (“ETD”) certified by the European Civil Aviation Conference (“ECAC”), designed to replace the ETDs used at airports, cargo facilities, secured facilities, and borders worldwide. We believe that ETD customers are unsatisfied with the currently deployed ETD technology, which is driven by ion mobility spectrometry (“IMS”). We believe that IMS-based ETDs are fraught with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing unnecessary delays, frustration, and significant wasted security resources. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those several explosives of largest concern. Adding additional compounds to the detection library of an IMS-based ETD fundamentally reduces the instrument’s performance, further increasing the likelihood of false alarms. In contrast, adding additional compounds does not degrade the TRACER 1000’s detection capabilities, as it has a virtually unlimited and easily expandable threat library. With terrorist threats becoming more numerous, sophisticated, and lethal, security professionals have been looking for better instrumentation, and specifically for mass spectrometry, to address the evolving threats, but mass spectrometry has long been too expensive, too cumbersome, and not practical for security applications until the launch of the TRACER 1000.

In order to sell the TRACER 1000 to airport and cargo security customers in the European Union, ECAC certification is required. Certain other countries also accept ECAC certification. After receiving ECAC certification for the TRACER 1000 on February 21, 2019, we are now marketing to and taking orders from airports and cargo facilities outside of the U.S. that accept ECAC certification.

On June 26, 2019, the Company announced the official launch of the TRACER 1000, and on November 22, 2019, we announced our first commercial sale of TRACER 1000 units to a global shipping and logistics company.

In the United States, we are working with both TSA and TSA Air Cargo towards certification. On March 27, 2018, we announced that the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) and, on April 4, 2018, we announced that the TRACER 1000 was beginning testing with TSA for passenger screening at airports. On November 14, 2019, we announced that the TRACER 1000 had been selected by the TSA’s ITF to conduct live screening at Miami International Airport. With similar protocols as ECAC testing, we have received valuable feedback from all programs. Following ECAC certification and the Company's early traction within the cargo market, testing for both passenger checkpoint and cargo security continued with the TSA, but emphasis was placed on obtaining cargo security approval. With the COVID-19 pandemic, all testing within the TSA was put on hold. However, cargo non-detection testing resumed this summer and cargo detection testing is expected to resume this fall. Given the deterioration in air traffic caused by the pandemic, TSA certification testing for passenger checkpoint security has been put on indefinite hold.

AgLAB Inc.

AgLAB is a licensee of ATI and has developed the AgLAB-1000™ series of mass spectrometers for use in the agriculture industry for process control and in the detection of trace levels of solvents and pesticides. The AgLAB product line is a derivative of the Company’s core AMS Technology. The AMS Technology provides a significant competitive advantage due to its small size, rugged design, quick analysis, ease of use, and affordability. These attributes are valuable for agriculture applications in both processing facilities and in the field.

BreathTech Corporation

BreathTech is developing the BreathTest-1000™, a breath analysis tool to screen for VOC metabolites found in a person’s breath that could indicate they may have an infection, including COVID-19 or pneumonia.

Development of the BreathTest-1000 follows the Company’s positive results in pre-clinical trials for the BreathDetect-1000™, a rapid self-serve breathalyzer that detects bacterial infections in the respiratory tract, including pneumonia.  The pre-clinical trials were conducted in collaboration with UT Health San Antonio in 2017.

Trends and Uncertainties - COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic.

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as the responses that we, other businesses, and governments are taking continue to evolve. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a prolonged global economic recession. Policymakers around the globe have responded with fiscal policy actions to support the economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

To date, we have seen delays with respect to the TSA certification process and parts of our supply chain as a result of COVID-19. In addition, operational fees throughout Europe largely come from airline ticket fees, and with a reduction in air travel caused by the pandemic, we are seeing a reduction in near-term demand for ETDs at checkpoints.

It is possible that the continued spread of COVID-19 could cause further disruption in  our supply chain; cause delay, or limit the ability of customers to perform, including in making timely payments to the Company; cause further delay in regulatory certification testing of our instruments; impact investment performance; and cause other unpredictable events. The extent to which the COVID-19 pandemic may in the future materially impact our financial condition, liquidity, or results of operations is uncertain.

Business Strategy

1st Detect

There are more than 30,000 IMS instruments deployed in the field today, with many nearing their end of life. As the current generation of IMS technology is replaced, we are working to position the Company as the next-generation solution for the ETD market with the introduction of the world’s first ETD driven by a mass spectrometer. With mass spectrometry being the gold standard of chemical detection, an MS-ETD significantly improves detection capabilities, dramatically reduces the number of false positives and the associated costs, and allows for a much more expansive library of compounds of interest, yielding an instrument that we believe is far superior to the currently deployed IMS instruments, at a similar price point and a lower operating cost.

AgLAB Inc.

Initial interest for the AgLAB-1000 series has come from the hemp and cannabis industry. Many derivative hemp and cannabis products are being manufactured using cannabinoids present in the plant, primarily tetrahydrocannabinol (“THC”) for cannabis and cannabidiol (“CBD”) for hemp. Extraction equipment is used to remove the cannabinoids from the raw plant matter to create an oil that is used in many manufactured products. AgLAB has launched the first of several planned products, the AgLAB-1000-D2™, that has been designed to assist in the oil extraction and distillation process by maximizing the final product quality and yield.

Current efforts are focused on the U.S. market, but international markets present attractive future growth opportunities as the number of countries with legal recreational or medicinal use continues to expand.

BreathTech Corporation

The BreathTest-1000 product that is currently under development is being designed to provide an inexpensive, non-invasive, and self-serve screening device for COVID-19 and associated lung diseases that can offer results on-site in a very short period of time, which we believe could be as little as approximately 60 seconds. We believe there is a strong market need for a quick, frequent or daily, lung disease test for use in high density and critical locations. Currently available tests either take too long or are invasive and painful. The market need for a quick and painless test is considered significant in the following target markets:

•
•	Hospitals
•	Nursing homes
•	Companies
•	Airlines
•	Hotels
•	Cruise lines
•	Military
•	Sporting events
•	Performing arts venues
•	Convention and conference centers
•	Schools

Products and Services

1st Detect

We believe 1st Detect’s TRACER 1000 significantly outperforms currently deployed competitive trace detection solutions. The TRACER 1000 was launched in the summer of 2019 and it has consistently outperformed IMS-ETDs in a number of side-by-side comparisons during field trials, specifically related to false alarm rate, probability of detection, and unit up-time. Initial interest has come from the cargo security industry, as we announced our first commercial sales to a global shipping and logistics company in November 2019.

AgLAB Inc.

Leveraging the platform AMS Technology, AgLAB is currently designing its product line to serve applications in the hemp and cannabis markets. AgLAB has launched the AgLAB-1000-D2 that is designed to increase consistency, potency, and productivity during the extraction and distillation processes.

BreathTech Corporation

The BreathTest-1000 is being developed to provide an inexpensive, non-invasive, and self-serve screening device for COVID-19 and associated lung diseases. Leveraging work that was previously completed using breath samples to analyze lung diseases, we have determined that the AMS Technology platform can be used to detect VOC metabolites found in a person’s breath that could indicate they may have an infection, including COVID-19 or pneumonia, using a disposable collection tube and reporting results in what we believe could be as little as approximately 60 seconds.

Customers, Sales, and Marketing

1st Detect

Marketing efforts at 1st Detect are currently focused on foreign airports and commercial companies in aviation and cargo security. The Company is uses both direct sales and channel sales through distributors. During fiscal year 2020, we conducted business in seven countries. While we have had some degree of success with direct sales, much of the pipeline has seen delays due to reduced near-term demand from airports caused by the COVID-19 pandemic.

AgLAB Inc.

The Company has launched the AgLAB-1000-D2 for the hemp oil processing market and plans to develop other future products for the hemp and cannabis market. The Company uses only direct sales at this time. We are in discussions with various channel partners, largely companies with existing distribution channels in the hemp and cannabis market, that will help sell our products to target customers.

BreathTech Corporation

Marketing efforts are currently focused on organizations that are significantly impacted by COVID-19. The goal is to have a qualified list of prospective customers in greatest need of the Company’s solution as we get closer to completing the development of and application for regulatory approval for the BreathTest-1000.

Competition

1st Detect

Competition for the TRACER 1000 comes primarily from IMS-based ETDs. There are several vendors that compete directly with 1st Detect; however, we believe the TRACER 1000 has a number of attributes that are superior to competing products.

IMS-ETD	1st Detect’s TRACER 1000

•High false alarms

•Lower probability of detection

•Numerous unscheduled bake-outs and calibrations

•Limited library of compounds of interest

•Addition of new compounds may require hardware changes

•Causes delays at security/inspection checkpoints

•Low price chemical detector

•Near-zero false alarm rate

•Higher probability of detection

•Near 100% up-time

•Unlimited library of compounds of interest

•Instantaneous library updates

•Improves throughput at checkpoints

•Competitive price to IMS

These claims have been confirmed in numerous discussions with industry experts and verified in our many field trials.

AgLAB Inc.

We believe the AgLAB-1000-D2 is the only solution on the market that can provide crucially needed data collected during the extraction and distillation process to optimize the equipment settings to maximize potency and weight yields. To the best of our knowledge, all other competition is too slow and requires a full laboratory analysis, which takes several days. We believe that any customers using the AgLAB-1000-D2 will be able to generate higher quality products with an increased yield, improving their revenue and thus justifying their investment in the instrument.

BreathTech Corporation

The BreathTest-1000 product that is currently under development is being designed to screen for VOC metabolites found in a person’s breath that could indicate they may have an infection, including COVID-19 or pneumonia. Given that breath samples are quick, inexpensive, and painless, we anticipate that the BreathTest-1000 will be in demand by hospitals, nursing homes, companies, airlines, hotels, cruise lines, military, sporting events, performing arts venues, convention and conference centers, schools, and likely anywhere that has high concentrations of people. This product is not expected to compete with the currently available molecular tests like RT-PCR, but is intended to only be a screening device that, upon a positive test, will suggest a visit to a doctor for a more thorough evaluation. While we know that other researchers are working on a breath screening solution for COVID-19, to the best of our knowledge, they are not commercially available.

Research and Development

1st Detect

We invest considerable resources into our internal research and development functions. Much of our research and development (“R&D”) investment is devoted to the cross-platform AMS Technology as the R&D team continually works to develop new derivative products, improve system functionality, optimize design, reduce cost, and streamline and simplify the software and user experience. Each market, however, typically requires unique sample introduction technology, library development, and customized adjustments to the user interface. While 1st Detect’s TRACER 1000 is fully commercialized, we do continue to invest in cross-platform improvements.

AgLAB Inc.

The AgLAB-1000 series uses the core AMS Technology and is continuing its development of its cannabinoid, terpene, solvent, and pesticide libraries. In addition, AgLAB plans to expand its product line to include other valuable products specific to the hemp and cannabis industry.

BreathTech Corporation

The BreathTest-1000 employs the core AMS Technology. BreathTech R&D activities are being devoted to sample introduction and library development, which is needed to identify the specific compounds present in the breath that are indicative of the presence of lung infections.

We have been in correspondence with the U.S. Food and Drug Administration (“FDA”) regarding how the FDA will classify the BreathTest-1000 and the classification has not yet been determined. The classification will inform the required FDA premarket submission and review process that will follow. If premarket notification (510(k) submission) is required, we intend to submit a pre-submission request to the FDA. The pre-submission is a formal mechanism for requesting feedback from FDA prior to submitting a medical device application. The timeframe for receiving feedback from a pre-submission request is approximately 70 calendar days, but may be shorter or longer.

Simultaneously, we are exploring how to accelerate our time to market for the BreathTest-1000 by utilizing the Emergency Use Authorization (“EUA”) that was initially announced on March 24, 2020 related to COVID-19. EUAs allow the FDA to authorize the use of unapproved and uncleared In-Vitro Diagnostic (“IVD”) tests that have not gone through the FDA’s review process in anticipation of a potential emergency or during an actual emergency involving a chemical, biological, radiological, or nuclear agent, or an emerging infectious disease. Several other COVID-19 diagnostic tests have been authorized through the EUA process, and such authorization remains in effect until the Secretary of the Department of Health and Human Services (“HHS”) declares the public health emergency is terminated or the conditions of the EUA are not fulfilled. We have not submitted a request for an EUA but are hopeful that we will be able to obtain authorization under the EUA to get the BreathTest-1000 to market as quickly as possible. The timeframe for authorization of an EUA is highly variable and depends on, among other things, the complexity of the product, completeness of the submission, and technical requirements of the FDA. Authorization, if granted, may take as little as one month or as long as a few months.

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

Medical Device Regulation

FDA Premarket Clearance and Approval Requirements.  Unless an exemption applies, each medical device commercially distributed in the U.S. requires either FDA clearance of a 510(k) premarket notification submission, granting of a de novo request, or premarket application (“PMA”) approval. Under the Federal Food Drug and Cosmetic Act, or FDCA, administered by the FDA, medical devices are classified into one of three classes, Class I, Class II, or Class III, depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s general controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (“QSR”), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Some Class I devices may require premarket notification to the FDA.

Class II devices are moderate risk devices and are subject to the FDA’s general controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries, and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device.

The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification demonstrating that the device is “substantially equivalent” to either a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or another commercially available device that was cleared to through the 510(k) or de novo process.

Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. For a device that is Class III by default (because it is a novel device that was not previously classified and has no predicate), the device manufacturer may request that FDA reclassify the device into Class II or Class I via a de novo request.

510(k) Marketing Clearance.To obtain 510(k) clearance, a premarket notification submission must be submitted to the FDA demonstrating that the proposed device is “substantially equivalent” to a predicate device. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I (e.g., via the de novo classification process), or a device that was previously cleared through the 510(k) process. The FDA’s 510(k) review process usually takes from three to six months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. If the FDA agrees that the device is substantially equivalent to a predicate device, it will grant 510(k) clearance to market the device.

After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) marketing clearance or, depending on the modification, a de novo request or PMA approval. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k), de novo or a PMA in the first instance, but the FDA can review that decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until FDA has cleared or approved a 510(k), de novo or PMA for the change. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.

De Novo Process. If a previously unclassified new medical device does not qualify for the 510(k) pre-market notification process because no predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in July 2012, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) pre-market notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting (under Section 513(f)(2) of the FDCA) manufacturers to request de novo classification directly without first submitting a 510(k) pre-market notification to the FDA and receiving a not substantially equivalent determination. FDASIA sets a review time for FDA of 120 days following receipt of the de novo application, but FDA does not always meet this timeline and has publicly only committed to a review of 150 days for 50% of applications. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. The FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. If the FDA agrees with the down-classification, the de novo applicant will then receive authorization to market the device, and a classification regulation will be established for the device type. The device can then be used as a predicate device for future 510(k) submissions by the manufacturer or a competitor. In December 2018 FDA issued proposed regulations to govern the de novo classification process, which if finalized would further impact this path to market.

As an alternative to the de novo process, a company could also file a reclassification petition, or FDA could initiate such a process, seeking to change the automatic Class III designation of a novel postamendment device under Section 513(f)(3) of the FDCA.

Premarket Approval Process. Class III devices require submission through the Premarket Approval (PMA) process before they can be marketed.  The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain, among other things, a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA submission, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a preapproval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR.

The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA application constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.

Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation, and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness.

Emergency Use Authorization. The Commissioner of the FDA, under delegated authority from the Secretary of DHHS may, under certain circumstances, issue an Emergency Use Authorization (“EUA”), that would permit the use of an unapproved medical device or unapproved use of an approved medical device. Before an EUA may be issued, the Secretary must declare an emergency based on one of the following grounds:

•

a determination by the Secretary of the Department of Homeland Security that there is a domestic emergency, or a significant potential for a domestic emergency, involving a heightened risk of attack with a specified biological, chemical, radiological or nuclear agent or agents;

•

a determination by the Secretary of DoD that there is a military emergency, or a significant potential for a military emergency, involving a heightened risk to U.S. military forces of attack with a specified biological, chemical, radiological, or nuclear agent or agents; or

•

a determination by the Secretary of DHHS of a public health emergency that effects or has the significant potential to affect, national security, and that involves a specified biological, chemical, radiological, or nuclear agent or agents, or a specified disease or condition that may be attributable to such agent or agents.

In order to be the subject of an EUA, the FDA Commissioner must conclude that, based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing a disease attributable to the agents described above, that the product’s potential benefits outweigh its potential risks and that there is no adequate, approved alternative to the product.

Clinical Trials. Clinical trials are almost always required to support de novo or a PMA and are sometimes required to support a 510(k) submission. All clinical investigations of investigational devices to determine safety and effectiveness must be conducted in accordance with the FDA’s Investigational Device Exemption ("IDE") regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA, unless the FDA notifies the manufacturer that the investigation may not begin or is subject to a clinical hold. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

In addition, clinical studies must be approved by, and conducted under the oversight of, an Institutional Review Board ("IRB") for each clinical site. The IRB is responsible for the initial and continuing review of the IDE, and may pose additional requirements for the conduct of the trial. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. An IDE supplement must be submitted to, and approved by the FDA before a sponsor or investigator may make a change to the investigational plan.

During a clinical trial, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping, and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA, or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

Post-market Regulation. After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

•	establishment registration and device listing with the FDA;
•	state licensure requirements for the manufacturing and distribution of medical devices;
•

QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the design and manufacturing process;

•

labeling and marketing regulations, which require that promotion is truthful, not misleading, fairly balanced, provide adequate directions for use, and that all claims are substantiated, and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; FDA guidance on off-label dissemination of information and responding to unsolicited requests for information;
•

clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices, or approval of a supplement for certain modifications to PMA devices;

•

medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;

•

correction, removal, and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;

•

complying with the new federal law and regulations requiring Unique Device Identifiers on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database;

•	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations;
•

post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device;

•	the federal Physician Sunshine Act and various state and foreign laws on reporting remunerative relationships with health care customers;
•

the federal Anti-Kickback Statute (and similar state laws) prohibiting, among other things, soliciting, receiving, offering or providing remuneration intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as Medicare or Medicaid. A person or entity does not have to have actual knowledge of this statute or specific intent to violate it to have committed a violation; and

•

the federal False Claims Act (and similar state laws) prohibiting, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing, or knowingly and improperly avoiding or decreasing, an obligation to pay or transmit money to the federal government. The government may assert that claim includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statute.

We may be subject to similar foreign laws that may include applicable post-marketing requirements such as safety surveillance. Our manufacturing processes, or those of any contract manufacturer that we engage, are required to comply with the applicable portions of the QSR, which cover the methods and the facilities, controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. The discovery of previously unknown problems with any of our products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

•	warning letters, untitled letters, fines, injunctions, consent decrees, and civil penalties;
•	recalls, withdrawals, or administrative detention or seizure of our products;
•

operating restrictions or partial suspension or total shutdown of production (due to violations of the QSR or other applicable regulations) refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;

•	withdrawing 510(k) clearances or PMA approvals that have already been granted;
•	refusal to grant export or import approvals for our products; or
•	criminal prosecution.

Regulation of Medical Devices in the EEA. Medical devices placed on the market in the European Economic Area, or EEA must meet the relevant essential requirements laid down in Annex I of Directive 93/42/EEC concerning medical devices ("the Medical Devices Directive"). The most fundamental essential requirement is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter. Compliance with a standard developed to implement an essential requirement also creates a rebuttable presumption that the device satisfies that essential requirement.

To demonstrate compliance with the essential requirements laid down in Annex I to the Medical Devices Directive, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Conformity assessment procedures require an assessment of available clinical evidence, literature data for the product, and post-market experience in respect of similar products already marketed. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-declare the conformity of its products with the essential requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a Notified Body. Notified bodies are often separate entities and are authorized or licensed to perform such assessments by government authorities. The notified body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system. If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE Mark to the device, which allows the device to be placed on the market throughout the EEA. Once the product has been placed on the market in the EEA, the manufacturer must comply with requirements for reporting incidents and field safety corrective actions associated with the medical device.

In order to demonstrate safety and efficacy for their medical devices, manufacturers must conduct clinical investigations in accordance with the requirements of Annex X to the Medical Devices Directive ("MDD"), Annex 7 of the Active Implantable Medical Devices Directive ("AIMDD"), and applicable European and International Organization for Standardization standards, as implemented or adopted in the EEA member states. Clinical trials for medical devices usually require the approval of an ethics review board and approval by or notification to the national regulatory authorities. Both regulators and ethics committees also require the submission of serious adverse event reports during a study and may request a copy of the final study report.

On April 5, 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the E.U. Medical Devices Directive and the Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member States, the regulations would be directly applicable, i.e., without the need for adoption of EEA member State laws implementing them, in all EEA member States and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The Medical Device Regulation will become applicable in May 2021. The new regulations:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market;
•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

•	set up a central database to provide patients, healthcare professionals, and the public with comprehensive information on products available in the E.U.;
•	strengthened rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

In the European Union, member states are responsible for enforcing the EU’s medical device rules and for ensuring that only compliant medical devices are placed on the market or put into service in their jurisdictions. They have powers to suspend the marketing and use, or demand the recall, of unsafe or non-compliant devices. They also have the power to bring enforcement action against companies or individuals for breaches of the device rules. Non-compliance may also result in Notified Bodies revoking any certificate of conformity that they have issued for a device or the manufacturer’s quality system.

We are subject to regulations and product registration requirements in many foreign countries in which we may sell our products, including in the areas of:

•	design, development, and manufacturing;
•	product standards;
•	product safety;
•	product safety reporting;
•	marketing, sales, and distribution;
•	packaging and storage requirements;
•	labeling requirements;
•	content and language of instructions for use;
•	clinical trials;
•	record keeping procedures;
•	advertising and promotion;
•	recalls and field corrective actions;
•	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;
•	import and export restrictions;
•	tariff regulations, duties, and tax requirements;
•	registration for reimbursement; and
•	necessity of testing performed in country by distributors for licensees.

The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing a product in a foreign country may differ significantly from FDA requirements.

Federal, State, and Foreign Fraud and Abuse and Physician Payment Transparency Laws. In addition to FDA restrictions on marketing and promotion of drugs and devices, other federal and state laws may restrict our business practices if our products will be reimbursable under federal healthcare programs. These laws include, without limitation, foreign, federal, and state anti-kickback and false claims laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs.

Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $100,000 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines of up to $100,000 and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid. Liability under the federal Anti-Kickback Statute may also arise because of the intentions or actions of the parties with whom we do business.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The federal civil False Claims Act also applies to false submissions that cause the government to be paid less than the amount to which it is entitled, such as a rebate. Intent to deceive is not required to establish liability under the federal civil False Claims Act.

In addition, private parties may initiate “qui tam” whistleblower lawsuits against any person or entity under the federal civil False Claims Act in the name of the government and share in the proceeds of the lawsuit. Penalties for federal civil False Claim Act violations include fines for each false claim, plus up to three times the amount of damages sustained by the federal government and, most critically, may provide the basis for exclusion from the federally funded healthcare program The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious or fraudulent and, unlike the federal civil False Claims Act, requires proof of intent to submit a false claim. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties ranging from $11,181 to $22,363 for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid, and other federal healthcare programs.

The Civil Monetary Penalty Act of 1981 imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent, or offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier.

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") also created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Many foreign countries have similar laws relating to healthcare fraud and abuse. Foreign laws and regulations may vary greatly from country to country. For example, the advertising and promotion of our products is subject to E.U. directives concerning misleading and comparative advertising and unfair commercial practices, as well as other EEA Member State legislation governing the advertising and promotion of medical devices. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals. Also, many U.S. states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs.

Data Privacy and Security Laws. In the future, we may also be subject to various federal, state, and foreign laws that protect personal information including certain patient health information, such as the E.U. General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”), and restrict the use and disclosure of patient health information, such as HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), in the U.S.

HIPAA established uniform standards governing the conduct of certain electronic healthcare transactions and requires certain entities, called covered entities, to comply with standards that include the privacy and security of Protected Health Information (“PHI”). HIPAA also requires business associates, such as independent contractors or agents of covered entities that have access to PHI in connection with providing a service to or on behalf of a covered entity, of covered entities to enter into business associate agreements with the covered entity and to safeguard the covered entity’s PHI against improper use and disclosure.

The HIPAA privacy regulations cover the use and disclosure of PHI by covered entities as well as business associates, which are defined to include subcontractors that create, receive, maintain, or transmit PHI on behalf of a business associate. They also set forth certain rights that an individual has with respect to his or her PHI maintained by a covered entity, including the right to access or amend certain records containing PHI, or to request restrictions on the use or disclosure of PHI. The security regulations establish requirements for safeguarding the confidentiality, integrity, and availability of PHI that is electronically transmitted or electronically stored. HITECH, among other things, established certain health information security breach notification requirements. A covered entity must notify any individual whose PHI is breached according to the specifications set forth in the breach notification rule. The HIPAA privacy and security regulations establish a uniform federal “floor” and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI or insofar as such state laws apply to personal information that is broader in scope than PHI as defined under HIPAA.

HIPAA requires the notification of patients, and other compliance actions, in the event of a breach of unsecured PHI. If notification to patients of a breach is required, such notification must be provided without unreasonable delay and in no event later than 60 calendar days after discovery of the breach. In addition, if the PHI of 500 or more individuals is improperly used or disclosed, we would be required to report the improper use or disclosure to HHS which would post the violation on its website, and to the media. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties up to $58,490 per violation, not to exceed $1.75 million per calendar year for non-compliance of an identical provision, and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment.

HIPAA authorizes state attorneys general to file suit on behalf of their residents for violations. Courts are able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to file suit against us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care cases in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities, and their business associates for compliance with the HIPAA privacy and security standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the civil monetary penalty paid by the violator.

In addition, California enacted the CCPA, effective January 1, 2020, which, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context.

In the EEA, we may become subject to laws which restrict our collection, control, processing, and other use of personal data (i.e. data relating to an identifiable living individual) including the GDPR (and any national laws implementing the GDPR). As part of our operations, we process personal data belonging to data subjects in the EEA, including employees, contractors, suppliers, distributors, service providers, customers, patients, or clinical trial participants. For patients or clinical trial participants, we process special categories of personal data like health and medical information. We need to ensure compliance with the GDPR (and any applicable national laws implementing the GDPR) in each applicable EEA jurisdiction.

Healthcare Reform. The U.S. and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products.

We expect additional state and federal healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

Regulatory Compliance and Risk Management

We maintain compliance with regulatory requirements and manage our risks through a program of compliance, awareness, and insurance, which includes maintaining certain insurances and a continued emphasis on safety to mitigate any risks.

Employees Update

As of June 30, 2020, we employed 27 employees, none of which were covered by any collective bargaining agreements.

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

As of June 30, 2020, we had an accumulated deficit of approximately $199.8 million and reported a net loss of $8.3 million for the fiscal year 2020. We are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely experience significant decline.

We could face risks related to the potential outcomes of SEC inquiries, including potential regulatory action or private litigation, potential penalties, damages or other remedies that could be imposed on us, substantial legal costs and expenses, significant management distraction, and potential reputational damage that we could suffer as a result of adverse findings resulting from any SEC inquiry.

Since April 2020, the staff of the Fort Worth Regional Office of the SEC has been conducting an investigation relating to certain press releases issued by us in March 2020 regarding the BreathTest-1000™ lung disease screening device that we are currently developing.  The SEC has advised us that this informal, non-public, fact-finding inquiry should not be construed as an indication that we or anyone else has violated the law or that the SEC has any negative opinion of any person, entity or security.  In connection with this inquiry, the SEC staff has requested that we voluntarily provide certain information and documents relating to the development of BreathTest-1000, the common stock offerings completed by us in March 2020, and certain related matters. We have been cooperating with the SEC staff regarding this inquiry and have provided information and documents in response to the SEC staff’s request.  We do not intend to comment further on this matter unless and until this matter is closed or further action is taken by the SEC that, in our judgment, merits further comment or public disclosure.

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

These business units can be expected to experience continued operating losses until they can generate sufficient revenues to cover their operating costs. Furthermore, these business units may not be able to develop, manufacture, or market additional products in the future, that future revenues will be significant, that any sales will be profitable, or that the business units will have sufficient funds available to complete their commercialization efforts.

Any products and technologies developed and manufactured by our business units may require regulatory approvals prior to being made, marketed, sold, and used. Regulatory approval of any products may not be obtained. In particular, FDA approval will be required to market the BreathTest-1000 in the United States. Obtaining FDA approval is a complex and lengthy process, and FDA approval for the BreathTest-1000 may not be granted on a timely basis or at all.

The commercial success of any of our business units will depend, in part, on obtaining patent and other intellectual property protection for the technologies contained in any products it developed. In addition, our business units may need to license intellectual property to commercialize future products or avoid infringement of the intellectual property rights of others.

Licenses may not be available on acceptable terms and conditions, if at all. Our business units may suffer if any licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid, or if our respective business unit is unable to enter into necessary licenses on acceptable terms. If such business unit, or any third-party, from whom it licenses intellectual property, fails to obtain adequate patent or other intellectual property protection for intellectual property covering its products, or if any protection is reduced or eliminated, others could use the intellectual property covering the products, resulting in harm to the competitive business position of this business unit. In addition, patent and other intellectual property protection may not provide our business units with a competitive advantage against competitors that devise ways of making competitive products without infringing any patents that this business unit owns or has rights to. Such competition could adversely affect the prices for any products or the market share of any of our business units and could have a material adverse effect on its results of operations and financial condition.

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

We may not be able to successfully develop the BreathTest-1000™ or any other new products or services.

Our business strategy outlines the use of the decades of experience we have accumulated to expand the services and products we offer to both U.S. government agencies and commercial industries. These services and products are in the development stage and involve new and untested technologies and business models. These technologies and business models may not be successful, which could result in the loss of any investment we make in developing them, including the development of the BreathTest-1000.

Furthermore, we are subject to risks including, but not limited to, the following with respect to the development of the BreathTest-1000:

•

the governmental approval process could be lengthy, time consuming and is inherently unpredictable, and we cannot guarantee that the required approvals for our products, including FDA approvals, will be granted on a timely basis or at all or that we will ever have a marketable product;

•	customers must be persuaded that using our products are effective alternatives to other existing detection methods available for COVID-19 in order for our products to be commercially successful;
•

if we fail to comply with healthcare regulations, we could face substantial enforcement actions, including civil and criminal penalties and our business, operations and financial condition could be adversely affected.

Product development involves a high degree of risk and uncertainty, and our potential products may not be successfully developed, achieve their intended benefits, receive full market authorization, or be commercially successful. Moreover, as the COVID-19 pandemic persists and further information continues to develop, we are learning of increased risks and uncertainties in developing and commercializing new products and services in these unprecedented and evolving circumstances.

We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations, and/or cash flows.

We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. The COVID-19 pandemic has significantly reduced airline passenger traffic, which reduces demand for certain of our security screening products and services. To slow and limit the transmission of COVID-19, governments across the world have imposed significant air travel restrictions and businesses and individuals have canceled air travel plans. These restrictions and cancelations have reduced demand for security screening products and related services at airport checkpoints globally as the number of airline passengers requiring screening has fallen. The pandemic has also hampered our ability to meet with our customers and prospective customers. The continued spread of COVID-19 has also led to recent disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with the COVID-19 pandemic, our operations will likely be impacted. We may be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. These costs may not be recoverable or adequately covered by insurance.

It is possible that the continued spread of COVID-19 could also further cause disruption in our supply chain; cause delay, or limit the ability of customers to perform, including in making timely payments to us; cause delay in regulatory certification testing of our instruments; and cause other unpredictable events. If any of our supply chain phases were interrupted or terminated, we could experience delays in our product development including the availability of products for clinical testing. The occurrence of one or more of these items could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations. The effects of the COVID-19 pandemic may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

In addition, any future clinical trials may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic.  Also, some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations.

If we fail to comply with the continued listing requirements of The Nasdaq Capital Market LLC, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our stockholders’ equity as of June 30, 2020 was less than $2.5 million, which is less than the requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq Capital Market. As a result, though no assurance can be given, we anticipate that Nasdaq will provide notice of this development and require us to take steps in order to avoid the delisting of our common stock.

We cannot be certain that additional financing will be available on reasonable terms when needed, or at all, which could seriously harm our business.

We have incurred net losses and negative cash flow from operations in recent prior periods, and we may not achieve or maintain profitability in the future. Our cash on hand at June 30, 2020 is expected to fund our operations into the second quarter of fiscal 2021. As a result, we may need additional financing to execute our business plan. We may pursue additional funding through various financing sources, including additional public offerings, the issuance of debt securities, fees associated with licensing some or all of our technology, joint ventures with capital partners and project type financing. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, the condition of the capital markets, and other factors. Therefore, we may need to raise additional funds and we cannot assure investors that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and our existing stockholders may experience dilution. If financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose some or all of your investment.

There is substantial doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to operate in the future. The report of our independent registered public accounting firm also includes an explanatory paragraph about our ability to continue as a going concern.

As of June 30, 2020, we had working capital of $0.3 million. For the fiscal year 2020, we reported a net loss of $8.3 million and net cash used in operating activities of $6.9 million. For the fiscal year 2019, we reported a net loss of $7.5 million and net cash used in operating activities of $8.5 million. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, the sale of the shares of our common stock or obtaining alternate financing.

On April 14, 2020, we entered into a $542 thousand Paycheck Protection Program Promissory Note and Agreement (the “PPP Promissory Note”) with a commercial bank under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) The PPP Promissory Note bears interest at a rate of 1.0% per annum. Payments are due monthly beginning November 10, 2020. The principal amount of the PPP Promissory Note along with any unpaid interest is due on April 1, 2022 The principal and interest may be forgiven if the proceeds are used for forgivable purposes as defined by the terms in the PPP Promissory Note, and we have used the proceeds from the PPP Promissory Note for forgivable purposes as defined by the terms of the PPP Promissory Note. We intend to apply for forgiveness under the provisions of the CARES Act. Forgiveness is subject to the sole approval of the Small Business Administration.

We remain resolute in identifying the optimal solution to its liquidity issue. We are currently evaluating several potential sources of additional liquidity. These include, but are not limited to, selling the Company or a portion thereof, debt financing, equity financing, merging, or engaging in a strategic partnership. The Company is currently evaluating potential offerings of any combination of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. However, additional funding may not be available when needed or on terms acceptable to us. If we are unable to generate funding within a reasonable timeframe, we may have to delay, reduce or terminate our research and development programs, limit strategic opportunities, or curtail our business activities. Astrotech’s consolidated financial statements as of June 30, 2020 do not include any adjustments that might result from the outcome of this uncertainty.

Our success depends significantly on the establishment and maintenance of successful relationships with our customers.

Our customer base is limited; therefore, we continue to work on diversifying our customer base, while going to great lengths to satisfy the needs of our current customer base. Due to the limited number of customers, if any of our customers terminate their relationship with us, it could materially harm our business and results of operations.

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

Our business strategy employs our personnel’s decades of experience to expand the services and products we offer to our customers. We believe that our growth and future financial performance depend upon our ability to anticipate technological advances and customer requirements. We may not be able to achieve the necessary technological advances for us to remain competitive. Our failure to anticipate or respond adequately to changes in technological and market requirements, or delays in additional product development or introduction, could have a material adverse effect on our business and financial performance. Additionally, the cost of capital to fund these businesses will likely require dilution of shareholders.

Significant safety concerns could arise for our BreathTest-1000™ product, which could have a material adverse effect on our future revenues and financial condition.

If the development of the BreathTest-1000 is successfully completed, FDA approval will need to be obtained to market the BreathTest-1000 in the United States. Health care products typically receive regulatory approval based on data obtained in controlled clinical trials of limited duration. Following regulatory approval, these products will be used over longer periods of time in many patients. Investigators may also conduct additional, and perhaps more extensive, studies. If new safety issues are reported, we may be required to amend the conditions of use. For example, we may be required to provide additional warnings on the BreathTest-1000 label or narrow its approved intended use, either of which could reduce the product’s market acceptance. If serious safety issues arise with the BreathTest-1000 product, sales of the product could be halted by us or by regulatory authorities. Safety issues affecting suppliers’ or competitors’ products also may reduce the market acceptance of our products.

We incur substantial upfront, non-reimbursable costs in preparing proposals to bid on contracts or to receive research and development grants that we may not be awarded.

Preparing a proposal to bid on a contract or to receive a research and development grant is labor-intensive and results in the incurrence of substantial costs that are generally not retrievable. Additionally, although we may be awarded a contract or grant, work performance does not commence for several months following completion of the bidding process. If funding problems by the party awarding the contract or grant or other matters further delay our commencement of work, these delays may lower the value of the contract or grant, or possibly render it unprofitable.

A failure of a key information technology system, process, or site could have a material adverse impact on our ability to conduct business.

We rely extensively on information technology systems to interact with our employees and our customers. These interactions include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, shipping product to customers, processing transactions, summarizing and reporting results of operations, transmitting data used by our service personnel and by and among our personnel and facilities, complying with regulatory, legal, and tax requirements, and other processes necessary to manage our business. If our systems are damaged or cease to function properly due to any number of causes, ranging from the failures of third-party service providers, to catastrophic events, to power outages, to security breaches, and our business continuity plans do not effectively compensate on a timely basis, we may suffer interruptions in our ability to manage operations which may adversely impact our results of operations and/or financial condition.

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

Our Certificate of Incorporation authorizes 50,000,000 shares of common stock, of which 7,850,362 were outstanding as of June 30, 2020, and our Board is authorized to issue additional shares of our common stock. In addition, our Certificate of Incorporation authorizes 2,500,000 shares of “blank check preferred stock.” Shares of “blank check preferred stock” may be issued in such series and with such rights, privileges, and limitations as the Board may, in its sole discretion, determine. Our Board has designated 300,000 shares as Series A Junior Preferred Stock, none of which are outstanding. The Board has also designated Series C and Series D Preferred Stock, of which no shares and 280,898 shares are outstanding, respectively, as of June 30, 2020.

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

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for many disputes between us and our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors or officers.

Our Certificate of Incorporation provides that unless we consent in writing to the selection of an alternative forum, the Court of Chancery for the State of Delaware is the sole and exclusive forum for claims brought by a stockholder, including claims in the right of the corporation, (i) that are based upon a violation of a duty by a current or former director or officer or stockholder in such capacity or (ii) as to which the Delaware General Corporation Law (the “DGCL”) confers jurisdiction upon the Court of Chancery of the State of Delaware. The provision indicates that if the Court of Chancery does not have jurisdiction, then the Superior Court of the State of Delaware, or, if such other court does not have jurisdiction, the United States District Court for the District of Delaware, shall be the exclusive forum for such action.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. Alternatively, if a court were to find our choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Our products and operations are subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer.

The medical technology industry is regulated extensively by governmental authorities, principally the FDA, and state regulatory agencies with oversight of various aspects of drug and device distribution, sale, and use. The regulations are very complex, have become more stringent over time, and are subject to rapid change and varying interpretations. Regulatory restrictions or changes could limit our ability to carry on or expand our operations or result in higher than anticipated costs or lower than anticipated sales. The FDA and other federal and state governmental agencies regulate numerous elements of our business, including:

•	product design and development;
•	pre‑clinical and clinical testing and trials;
•	product safety;
•	establishment registration and product listing;
•	labeling and storage;
•	marketing, manufacturing, sales and distribution;
•	pre‑market clearance or approval;
•	servicing and post‑marketing surveillance, including reporting of deaths or serious injuries and malfunctions that, if they recurred, could lead to death or serious injury;
•	advertising and promotion;
•	post‑market approval studies;
•	product import and export; and
•	recalls and field‑safety corrective actions.

Before we can market or sell a new regulated product or a significant modification to an existing product in the United States, we must obtain either clearance under Section 510(k) of the FDCA, grant of a de novo classification request, or approval of a pre‑market approval, or PMA, application from the FDA, unless an exemption from pre‑market review applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a legally marketed “predicate” device (in most cases Class II devices, with a few exceptions), with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Class III devices approved under the PMA process cannot serve as predicates. Clinical data are sometimes required to support substantial equivalence. In the de novo process, the FDA must determine that general and special controls are sufficient to provide reasonable assurance of the safety and effectiveness of a device, which is low to moderate risk and has no predicate (in other words, the applicant must justify the “down-classification” to Class I or II for a new product type that would otherwise automatically be placed into Class III, but is lower risk). The PMA process requires an applicant to demonstrate the safety and effectiveness of the device based on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life‑sustaining, life‑supporting or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). The 510(k), de novo, and PMA processes can be expensive and lengthy and require the payment of significant fees, unless an exemption applies. The FDA’s 510(k) clearance process usually takes from 3 to 12 months, but may take longer. The FDA’s stated goal is to review de novo classification requests within 150 days, 50% of the time, but in reality the process for many applicants generally takes even longer, up to a year or more. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or longer, from the time the application is submitted to the FDA until an approval is obtained. The process of obtaining regulatory clearances, approvals, and emergency use authorization to market a medical device can be costly and time‑consuming, and we may not be able to obtain these clearances, approvals, or authorizations on a timely basis, or at all for our proposed products.

If the FDA requires us to go through a lengthier, more rigorous examination for marketing authorization of the BreathTest-1000 or future modifications to the BreathTest-1000 than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline or to not increase in line with our forecasts. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain PMA process. Although we do not market any devices under PMA, the FDA may demand that we obtain a PMA prior to marketing certain of our future products. Further, even with respect to those future products where a PMA is not required, we cannot assure you that we will be able to obtain the 510(k) clearances with respect to those products.

The FDA can delay, limit or deny clearance, approval, or authorization of a device for many reasons, including:

•	we may not be able to demonstrate that our products are safe and effective for their intended users;
•	the data from our clinical trials may be insufficient to support clearance, approval, or authorization; and
•	the manufacturing process or facilities we use may not meet applicable requirements.

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development. Any delay in, or failure to obtain or maintain, clearance or approval for our products under development could prevent us from generating revenue from these products and adversely affect our business operations and financial results. Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some customers from using our products and adversely affect our reputation and the perceived safety and efficacy of our product. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as fines, civil penalties, injunctions, warning letters, recalls of products, delays in the introduction of products into the market, refusal of the FDA or other regulators to grant future clearances or approvals, and the suspension or withdrawal of existing clearances or approvals by the FDA or other regulators. Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and negatively impact our reputation, business, financial condition and operating results. Furthermore, any operations or product applications outside of the United States will subject us to various additional regulatory and legal requirements under the applicable laws and regulations of the international markets we enter. These additional regulatory requirements may involve significant costs and expenditures and, if we are not able to comply with any such requirements, our international expansion and business could be significantly harmed.

Failure to obtain clearance or authorization for the BreathTest-1000, or other delays in the development of the BreathTest-1000, would adversely affect our ability to grow our business.

Commercialization of the BreathTest-1000 may require an Emergency Use Authorization (EUA), FDA clearance of a 510(k) premarket notification submission, or authorization of a de novo submission. The process for submitting and obtaining FDA clearance of a 510(k), authorization of a de novo submission, or EUA can be expensive and lengthy. The FDA’s review process can take several months or longer, and we may not be able to obtain FDA clearance, de novo authorization, or Emergency use Authorization for the BreathTest-1000 on a timely basis, if at all. The FDA’s refusal of, or any significant delays in receiving 510(k) clearance, de novo authorization, or Emergency use Authorization of the BreathTest-1000, would have an adverse effect on our ability to expand our business.  Thus far, we have not performed any clinical testing of the BreathTest-1000, which will likely be required before the device can be marketed. Even if a clinical trial is completed, there can be no assurance that the data generated during a clinical trial will meet the safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing clearance, approval, or authorization.  In addition, any other delays in the development of the BreathTest-1000, for example, unforeseen issues during product validation, would have an adverse effect on our ability to commercialize the BreathTest-1000.

FDA’s policy with respect to Emergency Use Authorizations is evolving and may limit the ability for medical products, including the BreathTest-1000, to be eligible for commercialization under an Emergency Use Authorization.

We intend to submit an application with the FDA for Emergency Use Authorization (EUA) for the BreathTest-1000. The FDA has the authority to grant an Emergency Use Authorization to allow unapproved medical products to be used in an emergency to diagnose, treat or prevent serious or life-threatening diseases or conditions when there are no adequate, approved and available alternatives. If we are granted an Emergency Use Authorization for the BreathTest-1000 for the diagnosis of COVID-19, we would be able to commercialize the BreathTest-1000 for the diagnosis of COVID-19 prior to FDA clearance or authorization of a 510(k) or de novo submission, respectively. However, the FDA does not have review deadlines with respect to such submissions and, therefore, the timing of any approval of an EUA submission is uncertain. We cannot guarantee that the FDA will review our data in a timely manner, or that the FDA will accept the data when reviewed. The FDA may decide that our data are insufficient for an EUA and require additional pre-clinical, clinical or other studies and refuse to approve our application. In addition, the FDA may revoke an Emergency Use Authorization where it is determined that the underlying health emergency no longer exists or warrants such authorization, and we cannot predict how long, if ever, an Emergency Use Authorization would remain in place.  Further, the FDA’s policy with respect to EUAs related to COVID-19 is continuously evolving and may in the future limit the ability for medical products, including the BreathTest-1000, to be eligible for an EUA.  If we are unsuccessful in obtaining an EUA for the BreathTest-1000 in a timely manner or at all, or if any granted EUA is revoked after a short period of time, it could have a material adverse effect on our future business, financial condition, operating results and cash flows.

Modifications to our products may require new 510(k) clearances, de novo submissions, or pre‑market approvals, or may require us to cease marketing or recall the modified products until clearances are obtained.

Any modification to a 510(k)‑cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, requires a new 510(k) clearance or, possibly, a de novo or PMA. The FDA requires every manufacturer to make this determination in the first instance, and provides some guidance on decision making, but the FDA may review any manufacturer’s decision at any time. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications, de novo submissions or PMAs for modifications to our previously cleared or approved products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

If we or our third‑party suppliers fail to comply with the FDA’s good manufacturing practice regulations or fail to adequately, timely, or sufficiently respond to an FDA Form 483 or subsequent Warning Letter, this could impair our ability to market our products in a cost‑effective and timely manner and could result in FDA enforcement action.

We and our third‑party suppliers are required to comply with the FDA’s Quality System Regulation, or QSR, and Current Good Manufacturing Practices (cGMP) which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our product. The FDA audits compliance with the QSR, cGMP and related regulations through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may conduct these inspections or audits at any time. If, during the inspection, FDA identifies issues which, in FDA’s judgment, may constitute violations of the Federal Food, Drug, and Cosmetic Act or FDA’s regulations, the FDA inspector may issue an FDA Form 483 listing these observations.

Note that if an entity does not address observations found in an FDA Form 483 to FDA’s satisfaction, the FDA could take enforcement action, including any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•	customer notifications or repair, replacement, refunds, recall, detention or seizure of our product;
•	operating restrictions or partial suspension or total shutdown of production;
•	refusing or delaying our requests for 510(k) clearance or pre‑market approval of new products or modified products;
•	withdrawing 510(k) clearances or pre‑market approvals that have already been granted;
•	refusal to grant export approval for our product; or
•	criminal prosecution.

Any of the foregoing actions could have a material adverse effect on our reputation, business, financial condition and operating results.

A recall of our product, or the discovery of serious safety issues with our product, could have a significant adverse impact on us.

The FDA has the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health.

Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government‑mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of our products would divert managerial and financial resources and have an adverse effect on our reputation, financial condition and operating results, which could impair our ability to produce our products in a cost‑effective and timely manner.

Further, under the FDA’s medical device reporting, or MDR regulations, we are required to report to the FDA any incident in which our products may have caused or contributed to a death or serious injury or in which our products malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Repeated product malfunctions may result in a voluntary or involuntary product recall, which could divert managerial and financial resources, impair our ability to manufacture our products in a cost‑effective and timely manner and have an adverse effect on our reputation, financial condition and operating results. Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA may require, or we may decide, that we will need to obtain new approvals or clearances for the device before we may market or distribute the corrected device. Seeking such approvals or clearances may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties, or civil or criminal fines. We may also be required to bear other costs or take other actions that may have a negative impact on our sales as well as face significant adverse publicity or regulatory consequences, which could harm our business, including our ability to market our products in the future.

Any adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer notifications, or regulatory agency action, which could include inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.

We may be liable if the FDA or other U.S. enforcement agencies determine we have engaged in the off‑label promotion of our products or have disseminated false or misleading labeling or promotional materials.

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including laws and regulations prohibiting marketing claims that promote the off‑label use of our products or that make false or misleading statements. Healthcare providers may use our products off‑label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. FDA also could conclude that a performance claim is misleading if it determines that there are inadequate non‑clinical and/or clinical data supporting the claim. If the FDA determines that our promotional materials or training promote of an off‑label use or make false or misleading claims, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fines and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they determine that our promotional or training materials promote an unapproved use or make false or misleading claims, which could result in significant fines or penalties. Although our policy is to refrain from statements that could be considered off‑label promotion of our products or false or misleading, the FDA or another regulatory agency could disagree. Violations of the FDCA may also lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws, which may lead to costly penalties and may adversely impact our business. Recent court decisions have impacted FDA’s enforcement activity regarding off-label promotion in light of First Amendment Considerations; however, there are still significant risks in this area, in part due to the potential for False Claims Act exposure. In addition, the off‑label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could result in substantial damage awards against us and harm our reputation.

Legislative or regulatory healthcare reforms may make it more difficult and costly for us to obtain reimbursement for our products or regulatory clearance or approval of our future products, and to produce, market and distribute those products after clearance or approval is obtained.

Recent political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. Such legislation and regulations may result in decreased reimbursement for our product, which may further exacerbate industry‑wide pressure to reduce the prices charged for our product. This could harm our ability to market our products and generate sales. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our current products and future products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our products. Delays in receipt of or failure to receive regulatory clearances or approvals for any future products would negatively impact our long‑term business strategy.

In the U.S., there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that restrict or regulate post‑approval activities, which may affect our ability to profitably sell product candidates for which we obtain marketing approval. Such government‑adopted reform measures may adversely impact the pricing of healthcare products and services in the United States or internationally and the amount of reimbursement available from third‑party payors.

Our financial performance may be adversely affected by medical device tax provisions in healthcare reform laws.

The Patient Protection and Affordable Care Act (the “PPACA”) imposed, among other things, an excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States. Under these provisions, the Congressional Research Service predicted that the total cost to the medical device industry may be up to $20 billion over a decade. The Internal Revenue Service issued final regulations implementing the tax in December 2012, which required, among other things, bi-monthly payments and quarterly reporting. The Consolidated Appropriations Act, 2016 (Pub. L. 114-113), signed into law in December 2015, included a two-year moratorium on the medical device excise tax. A second two-year moratorium on the medical device excise tax was signed into law in January 2018 as part of the Extension of Continuing Appropriations Act, 2018 (Pub. L. 115-120), extending the moratorium through December 31, 2019. On December 20, 2019, President Trump signed into law a permanent repeal of the medical device tax under the PPACA, but there is no guarantee that Congress or the President will not reverse course in the future. If such an excise tax on sales of our products in the United States is enacted, it could have a material adverse effect on our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Astrotech leased office space consisting of 5,219 square feet in Austin, Texas that housed executive management, finance and accounting, sales, and marketing and communications. The lease began in November 2016 and originally expired in December 2023. On August 11, 2020, the Company terminated this lease; see Note 16 Subsequent Events for more information.

In May 2013, 1st Detect completed build-out of a new 16,540 square foot leased research and development and production facility in Webster, Texas. This new facility is equipped with state-of-the-art laboratories, a clean room, a production shop, and offices for staff.  The term of the lease was 62 months and included options to extend for two additional five-year periods. In February 2015, 1st Detect exercised its right of first refusal on the adjoining space of 9,138 square feet. The original lease began in May 2013 and was to expire in June 2018; these dates were amended in October 2014 with the amended lease beginning February 1, 2015, and expiring April 30, 2020, with provisions to renew and extend the lease for the entire premises, but not less than the entire premises, for two renewal terms of five years each. On June 1, 2018, the Company entered into its third amendment of the original lease removing 8,118 square feet from its leased space, leaving leased premises with a total square footage of 17,560. On January 21, 2020, the Company entered into its fourth amendment of the original lease, with the amended lease beginning May 1, 2020 and expiring April 30, 2021, with the option to renew and extend the lease for one renewal term of one year.

We believe that our current facility and equipment are well maintained, in good condition, and are adequate for our present and foreseeable needs.

Item 3. Legal Proceedings

We are subject to legal proceedings and business disputes involving ordinary routine legal matters and claims incidental to our business. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements or awards against us. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense. As of June 30, 2020, we are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is principally traded on The Nasdaq Capital Market under the symbol ASTC. We have never paid cash dividends.

We have 50,000,000 shares of common stock authorized for issuance. As of September 2, 2020, we had 7,844,095 shares of common stock outstanding, which were held by approximately 5,500 holders. The last reported sale price of our common stock as reported by The Nasdaq Capital Market on September 2, 2020 was $1.92 per share.

Sales of Unregistered Securities

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

Our efforts are focused on commercializing its platform mass spectrometry technology through its wholly-owned subsidiaries:

•	Astrotech Technology, Inc. (“ATI”) owns and licenses the intellectual property related to the Astrotech Mass Spectrometer Technology™ (the “AMS Technology”).
•

1st Detect Corporation (“1st Detect”) is a manufacturer of explosives and narcotics trace detectors developed for use at airports, secured facilities, and borders worldwide. 1st Detect holds an exclusive AMS Technology license from ATI for airport security applications.

•

AgLAB, Inc. (“AgLAB”) is developing a series of mass spectrometers for use in the agriculture market for process control and the detection of trace amounts of solvents and pesticides. AgLAB holds an exclusive AMS Technology license from ATI for agriculture applications.

•

BreathTech Corporation (“BreathTech”) is developing a breath analysis tool to screen for volatile organic compound (“VOC”) metabolites found in a person’s breath that could indicate they may have an infection, including COVID-19 or pneumonia. BreathTech holds an exclusive AMS Technology license from ATI for breath analysis applications.

Our Business Units

Astrotech Technology, Inc.

ATI owns and licenses the AMS Technology, the platform mass spectrometry technology originally developed by 1st Detect. The intellectual property includes 37 granted patents and five additional patents in process along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to three wholly-owned subsidiaries of Astrotech, including to 1st Detect for use in the security and detection market, to AgLAB for use in the agriculture market, and to BreathTech for use inbreath analysis.

1st Detect Corporation

1st Detect, a licensee of ATI for the security and detection market, has developed the TRACER 1000™, the world’s first mass spectrometer (“MS”) based explosives trace detector (“ETD”) certified by the European Civil Aviation Conference (“ECAC”), designed to replace the ETDs used at airports, cargo facilities, secured facilities, and borders worldwide. We believe that ETD customers are unsatisfied with the currently deployed ETD technology, which is driven by ion mobility spectrometry (“IMS”). We believe that IMS-based ETDs are fraught with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing unnecessary delays, frustration, and significant wasted security resources. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those several explosives of largest concern. Adding additional compounds to the detection library of an IMS-based ETD fundamentally reduces the instrument’s performance, further increasing the likelihood of false alarms. In contrast, adding additional compounds does not degrade the TRACER 1000’s detection capabilities, as it has a virtually unlimited and easily expandable threat library. With terrorist threats becoming more numerous, sophisticated, and lethal, security professionals have been looking for better instrumentation, and specifically for mass spectrometry, to address the evolving threats, but mass spectrometry has long been too expensive, too cumbersome, and not practical for security applications until the launch of the TRACER 1000.

In order to sell the TRACER 1000 to airport and cargo security customers in the European Union, ECAC certification is required. Certain other countries also accept ECAC certification. After receiving ECAC certification for the TRACER 1000 on February 21, 2019, we are now marketing to and taking orders from airports and cargo facilities outside of the U.S. that accept ECAC certification.

On June 26, 2019, the Company announced the official launch of the TRACER 1000, and on November 22, 2019, we announced our first commercial sale of TRACER 1000 units to a global shipping and logistics company.

In the United States, we are working with both TSA and TSA Air Cargo towards certification. On March 27, 2018, we announced that the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) and, on April 4, 2018, we announced that the TRACER 1000 was beginning testing with TSA for passenger screening at airports. On November 14, 2019, we announced that the TRACER 1000 had been selected by the TSA’s Innovation Task Force (“ITF”) to conduct live screening at Miami International Airport. With similar protocols as ECAC testing, we have received valuable feedback from all programs. Following ECAC certification and the Company's early traction within the cargo market, testing for both passenger checkpoint and cargo security continued with the TSA, but emphasis was placed on obtaining cargo security approval. With the COVID-19 pandemic, all testing within the TSA was put on hold. However, cargo non-detection testing resumed this summer and cargo detection testing is expected to resume this fall. Given the deterioration in air traffic caused by the pandemic, TSA certification testing for passenger checkpoint security has been put on indefinite hold.

AgLAB Inc.

AgLAB is a licensee of ATI and has developed the AgLAB-1000™ series of mass spectrometers for use in the agriculture industry for both process control and in the detection of trace levels of solvents and pesticides. The AgLAB product line is a derivative of the Company’s core AMS Technology. The AMS Technology provides a significant competitive advantage due to its small size, rugged design, quick analysis, ease of use, and affordability. These attributes are valuable for agriculture applications in both processing facilities and in the field.

BreathTech Corporation

BreathTech is developing the BreathTest-1000, a breath analysis tool to screen for VOC metabolites found in a person’s breath that could indicate they may have an infection, including COVID-19 or pneumonia.

Development of the BreathTest-1000 follows the Company’s positive results in pre-clinical trials for the BreathDetect-1000™, a rapid self-serve breathalyzer that detects bacterial infections in the respiratory tract, including pneumonia.  The pre-clinical trials were conducted in collaboration with UT Health San Antonio in 2017.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic.

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as the responses that we, other businesses, and governments are taking continue to evolve. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a prolonged global economic recession. Policymakers around the globe have responded with fiscal policy actions to support the economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

To date, we have seen delays with respect to the TSA certification process and parts of our supply chain as a result of COVID-19. In addition, operational fees throughout Europe largely come from airline ticket fees, and with a reduction in air travel caused by the pandemic, we are seeing a reduction in demand for ETDs at checkpoints.

It is possible that the continued spread of COVID-19 could cause further disruption in  our supply chain; cause delay, or limit the ability of customers to perform, including in making timely payments to the Company; cause further delay in regulatory certification testing of our instruments; impact investment performance; and cause other unpredictable events. The extent to which the COVID-19 pandemic may in the future materially impact on our financial condition, liquidity, or results of operations is uncertain.

Coronavirus Aid, Relief and Economic Security Act (“CARES”)

On March 27, 2020, the United States government enacted the CARES Act. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company’s financial statements include removal of certain limitations on utilization of net operating losses and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. Due to the recent enactment of the CARES Act, the Company is unable to fully quantify the impact, if any, that the CARES Act will have on its financial position, results of operations or cash flows.

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

Revenue Recognition

Astrotech recognizes revenue employing the generally accepted revenue recognition methodologies described under the provisions of Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers” (“Topic 606”), which was adopted by the Company in fiscal year 2019. The methodology used is based on contract type and how products and services are provided. The guidelines of Topic 606 establish a five-step process to govern the recognition and reporting of revenue from contracts with customers. The five steps are: (i) identify the contract with a customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations within the contract, and (v) recognize revenue when or as the performance obligations are satisfied.

An additional factor is reasonable assurance of collectability. This necessitates deferral of all or a portion of revenue recognition until collection. During the fiscal year ended June 30, 2020, the Company had one material revenue source that comprised substantially all of our $488 thousand of revenue. During the fiscal year ended June 30, 2019, the Company recognized revenue from two customers for a total of $127 thousand. Revenue was recognized at a point in time consistent with the guidelines in Topic 606 during both fiscal 2020 and 2019.

We disaggregate revenue by reporting segment (1st Detect, Astral, AgLAB) to depict the nature of revenue in a manner consistent with our business operations and to be consistent with other communications and public filings. Refer to Note 15 for additional details of revenues by reporting segment.

Contract Assets and Liabilities. We enter into contracts to sell products and provide services, and we recognize contract assets and liabilities that arise from these transactions. We recognize revenue and corresponding accounts receivable according to Topic 606 and, at times, recognize revenue in advance of the time when contracts give us the right to invoice a customer. We may also receive consideration, per the terms of a contract, from customers prior to transferring goods to the customer. We record customer deposits as deferred revenue. Additionally, we may receive payments, most typically for service and warranty contracts, at the onset of the contract and before services have been performed. In such instances, we record a deferred revenue liability. We recognize these contract liabilities as sales after all revenue recognition criteria are met.

Practical Expedients. In cases where we are responsible for shipping after the customer has obtained control of the goods, we have elected to treat the shipping activities as fulfillment activities rather than as a separate performance obligation. Additionally, we have elected to capitalize the cost to obtain a contract only if the period of amortization would be longer than one year. We only give consideration to whether a customer agreement has a financing component if the period of time between transfer of goods and services and customer payment is greater than one year.

Product Sales. We recognize revenue from sales of products upon shipment or delivery when control of the product transfers to the customer, depending on the terms of each sale, and when collection is probable. In the circumstance where terms of a product sale include subjective customer acceptance criteria, revenue is deferred until we have achieved the acceptance criteria unless the customer acceptance criteria are perfunctory or inconsequential. We generally offer customers payment terms of less than one year.

Freight. We record shipping and handling fees that we charge to our customers as revenue and related costs as cost of goods sold.

Multiple Performance Obligations. Certain agreements with customers include the sale of equipment involving multiple elements in cases where obligations in a contract are distinct and thus require separation into multiple performance obligations, revenue recognition guidance requires that contract consideration be allocated to each distinct performance obligation based on its relative standalone selling price. The value allocated to each performance obligation is then recognized as revenue when the revenue recognition criteria for each distinct promise or bundle of promises has been met.

The standalone selling price for each performance obligation is an amount that depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the good or service. When there is only one performance obligation associated with a contract, the entire amount of consideration is attributed to that obligation. When a contract contains multiple performance obligations the standalone selling price is first estimated using the observable price, which is generally a list price net of applicable discount or the price used to sell the good or service in similar circumstances. In circumstances when a selling price is not directly observable, we will estimate the standalone selling price using information available to us including our market assessment and expected cost plus margin.

The timetable for fulfilment of each of the distinct performance obligations can range from completion in a short amount of time and entirely within a single reporting period to completion over several reporting periods. The timing of revenue recognition for each performance obligation may be dependent upon several milestones, including physical delivery of equipment, completion of site acceptance test, and in the case of after-market consumables and service deliverables, the passage of time.

Foreign Currency

Our international operations are subject to certain opportunities and risks, including from foreign currency fluctuations and governmental actions. During fiscal year 2020, we conducted business in seven countries. We closely monitor our operations in each country in which we do business and seek to adopt appropriate strategies that are responsive to changing economic and political environments. We currently conduct business in the U.S. dollar and the Euro. Weaknesses in one currency in which we do business are often offset by strengths in the other currency. Revenues, costs, and expenses are translated at the applicable rate on the date of the transaction. Translation gains and losses, if any, are calculated on accounts receivable or accounts payable outstanding at the rate applicable the end of the period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive loss when applicable. Transaction gains and losses, which were included in our consolidated statement of operations, amounted to a loss of approximately $10 thousand and $0 thousand for the fiscal years ended June 30, 2020 and 2019, respectively.

Warranty Provision

Astrotech offers its customers warranties on the products that it sells. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Concurrent with the sale of products, the Company records a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. The Company periodically adjusts this provision based on historical experience and anticipated expenses. The Company charges actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. The current obligation for warranty provision is included in accrued expenses and other liabilities in the consolidated balance sheets, whose activity for each of the two fiscal years ended June 30, 2020 and 2019 is summarized in the following table:

(In thousands)	Warranty Provision
Balance as of June 30, 2018	$—
Warranty claims provided for	3
Settlements made	—
Balance as of June 30, 2019	3
Warranty claims provided for	22
Settlements made	(7)
Balance as of June 30, 2020	$18

Research and Development

Research and development costs are expensed as incurred. Research and development expenses for the fiscal years ended June 30, 2020 and 2019 were $3.4 million and $3.6 million, respectively. The reason for this decrease was reduced compensation and related expenses.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share as the potential dilutive shares are considered to be anti-dilutive (see Note 12 to the consolidated financial statements).

Cash and Cash Equivalents

The Company considers short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are comprised primarily of operating cash accounts, money market investments, and certificates of deposit.

Accounts Receivable

The carrying value of the Company’s accounts receivable, net of an allowance for doubtful accounts, represents their estimated net realizable value. Astrotech estimates an allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. The Company anticipates collecting all unreserved receivables within one year. As of June 30, 2020 and 2019, there was no allowance for doubtful accounts deemed necessary.

Inventory

The Company computes inventory cost on a first-in, first-out basis, and inventory is valued at the lower-of-cost or net realizable value. The valuation of inventory also requires the Company to estimate obsolete and excess inventory as well as inventory that is not of saleable quality.

Property and Equipment. net

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

Impairment of Long-Lived Assets

The Company continuously evaluates its long-lived assets for impairment to assess whether the carrying amount of an asset may not be recoverable. Our evaluation is based on an assessment of potential indicators of impairment, such as an adverse change in the business climate that could affect the value of an asset, current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of an asset, and a current expectation that, more likely than not, an asset will be disposed of before the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Recoverability of long-lived assets is dependent on a number of conditions, including uncertainty about future events and demand for our services. There was no impairment of long-lived assets recognized during the years ended June 30, 2020 or 2019.

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

Operating Leases

We adopted Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (ASU 2016-02) effective July 1, 2019. ASU 2016-02 requires that we determine, at the inception of an arrangement, whether the arrangement is or contains a lease, based on the unique facts and circumstances present. Operating lease assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use (“ROU”) assets and operating lease liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, we include options to extend or terminate the lease when it is reasonably certain, at inception, that we will exercise that option. The interest rate implicit in lease contracts is typically not readily determinable; accordingly, we use our incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment, based upon the information available at the commencement date. The lease payments used to determine our operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation, when determinable, and are recognized in determining our ROU assets. Our operating leases are reflected in the operating lease, right-of-use asset; lease liabilities, current; and lease liabilities, non-current in our consolidated balance sheets.

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. As a result of our adoption of ASU 2016-02, we no longer recognize deferred rent on the consolidated balance sheet. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. Variable lease payments are amounts owed by us to a lessor that are not fixed, such as reimbursement for common area maintenance costs for our facility lease; and are expensed when incurred.

Financing leases, formerly referred to as capitalized leases, are treated similarly to operating leases except that the asset subject to the lease is included in the appropriate fixed asset category, rather than recorded as a right-of-use asset, and depreciated over its estimated useful life, or lease term, if shorter.

Stock-Based Compensation

The Company accounts for stock-based awards to employees based on the fair value of the award on the grant date. The fair value of stock options is estimated using the expected dividend yields of the Company’s stock, the expected volatility of the stock, the expected length of time the options remain outstanding, and the risk-free interest rates. Changes in one or more of these factors may significantly affect the estimated fair value of the stock options. The Company recognizes forfeitures as they occur. The fair value of awards that are likely to meet goals, if any, are recorded as an expense over the vesting period. For more information on share-based compensation, see Note 10 to the consolidated financial statements.

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

Preferred Stock

The Company has issued Series C and Series D convertible preferred stock. Both Series C and Series D Preferred Shares are convertible to common stock on a one-to-one basis. The Preferred C and Preferred D are not callable by the Company. The holders of the preferred stock are entitled to receive, and the Company shall pay, dividends on shares equal to and in the same form as dividends actually paid on shares of the common stock when, and if, such dividends are paid on shares of common stock. No other dividends are paid on the preferred shares. Preferred shares have no voting rights. Upon liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary, the preferred shares have preference over common stock. The holder of the Series C Preferred Shares converted said shares to common stock during the fourth quarter of fiscal year 2020. The holder of Series D Preferred Shares has the option to convert said shares to common stock at the holder’s discretion.

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ equity.

Results of Operations for the Years Ended June 30, 2020 and 2019

Selected financial data for the fiscal years ended June 30, 2020 and 2019 of our operations are as follows:

	Years Ended June 30,
(In thousands)	2020	2019	Variance
Revenue	$488	$127	$361
Cost of revenue	449	90	359
Gross profit	39	37	$2
Gross margin percentage	8%	29%	-21%
Operating expenses
Selling, general and administrative	4,716	4,876	(160)
Research and development	3,437	3,578	(141)
Total operating expenses	8,153	8,454	(301)
Interest and other (expense) income, net	(197)	25	(222)
Income tax benefit	—	858	(858)
Net loss	$(8,311)	$(7,534)	$(777)

Revenue – Total revenue increased by $361 thousand, or 284%, to $488 thousand for the fiscal year ended June 30, 2020, compared to $127 thousand for the fiscal year ended June 30, 2019. Substantially all of the fiscal year 2020 revenue was from the sales of our TRACER 1000 units to a global shipping and logistics company. Of the fiscal year 2019 revenue, $87 thousand was from a sale of our TRACER 1000 units to an international distributor of innovative technologies and $40 thousand was associated with the Company’s now-discontinued agreement with a former customer, ColorTime, a post-production house specializing in media content creation, restoration, and distribution.

Cost of Revenue and Gross Profit – Cost of revenue is comprised of labor, materials, depreciation, travel, shipping, and overhead. Gross profit is comprised of revenue less cost of revenue. Cost of revenue increased $359 thousand, or 399%, for the fiscal year ended June 30, 2020, compared to the year ended June 30, 2019. Gross profit increased $2 thousand and gross margin decreased 21% during the fiscal year ended June 30, 2020, compared to the year ended June 30, 2019. This decrease in margin was driven by the first-in-first-out (“FIFO”) inventory methodology where much of the inventory used to build the TRACER 1000 had R&D volume pricing. As we receive more purchase orders for the TRACER 1000, we expect the cost of materials to decline as we recognize the benefits of scale.

Operating Expenses – Our operating expenses decreased $301 thousand, or 4%, during the fiscal year ended June 30, 2020, compared to the fiscal year ended June 30, 2019. Significant changes to operating expenses include the following:

•

Selling, General and Administrative Expenses – As a result of management’s ongoing commitment to optimizing our available resources, our selling, general and administrative expenses decreased $160 thousand, or 3%, for the year ended June 30, 2020, compared to the year ended June 30, 2019. This reduction was driven by decreases in compensation and related expenses, consulting, travel, and audit fees, partially offset by increases in legal expenses as well as facilities expenses due to the adoption of Topic 842 and our lease renewal in April 2020.

•

Research and Development Expenses – Research and development expenses decreased $141 thousand, or 4%, for the year ended June 30, 2020, compared to the year ended June 30, 2019. The reason for this decrease was reduced compensation and related expenses, partially offset by an increase in facilities expenses due to the adoption of Topic 842 and our lease renewal in April 2020.

Interest and other (expense) income, net – Interest expense for the year ended June 30, 2020 was $197 thousand, compared to interest income of $25 thousand for the year ended June 30, 2019. This change was driven by interest expense accrued on our term notes and our PPP Promissory Note. Interest income was also reduced because we liquidated our available-for-sale investments during fiscal year 2019 and had minimal interest income in fiscal year 2020.

Income Taxes – Our income tax benefit decreased $858 thousand for the year ended June 30, 2020, compared to the year ended June 30, 2019, due to the payment of an Alternative Minimum Tax (“AMT”) credit that became payable as part of the Tax Cuts and Jobs Act in the prior fiscal year.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Consolidated Balance Sheet

Total assets for the year ended June 30, 2020 were $5.9 million compared to total assets of $3.7 million as of the end of fiscal year 2019. The following table sets forth the significant components of the consolidated balance sheet as of June 30, 2020, compared with 2019:

	Years Ended June 30,
(In thousands)	2020	2019	Variance
Assets:
Current assets	$4,672	$2,722	$1,950
Property and equipment, net	99	469	(370)
Assets held for disposal, net	237	—	237
Operating leases, right-of-use asset, net	851	—	851
Long-term income tax receivable	—	429	(429)
Other assets, net	71	72	$(1)
Total	$5,930	$3,692	$2,238
Liabilities and stockholders’ equity:
Current liabilities	$4,350	$838	$3,512
Other long-term liabilities	623	146	477
Term note payable, net of current portion	332	—	332
Stockholders’ equity	625	2,708	(2,083)
Total	$5,930	$3,692	$2,238

Current assets – Current assets increased $2.0 million as of June 30, 2020, compared to June 30, 2019, as a result of cash raised through term notes issued, equity offerings, and the receipt of the PPP Promissory Note. Current assets also increased as accounts receivable increased from our TRACER 1000 sales, which was partially offset by a decrease in prepaid expenses.

Property and equipment, net – Property and equipment decreased $370 thousand as of June 30, 2020, compared to June 30, 2019 due to continuing depreciation and classifying certain assets as held for disposal.

Operating leases, right-of-use asset – Operating leases, right-of-use asset increased $851 thousand in fiscal year 2020 due to the adoption of Topic 842.

Long-term tax receivable – Long-term tax receivable decreased $429 thousand in fiscal year 2020 due to collection of half of the AMT credit.

Current liabilities – Current liabilities increased $3.5 million as of June 30, 2020, compared to June 30, 2019, due to term notes issued in fiscal year 2020 as well as from the adoption of Topic 842.

Other long-term liabilities – Other long-term liabilities increased $477 thousand for the year ended June 30, 2020, compared to June 30, 2019 due to the adoption of the Topic 842 and the PPP Promissory Note.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents:

	Years Ended June 30,
(In thousands)	2020	2019	Variance
Change in cash and cash equivalents:
Net cash used in operating activities	$(6,931)	$(8,475)	$1,544
Net cash provided by investing activities	—	3,597	(3,597)
Net cash provided by financing activities	8,692	5,914	2,778
Net change in cash and cash equivalents	$1,761	$1,036	$725

Cash and Cash Equivalents

At June 30, 2020, we held cash and cash equivalents of $3.3 million and our net working capital was approximately $0.3 million. At June 30, 2019, we held cash and cash equivalents of $1.6 million and our net working capital was approximately $1.9 million. Cash and cash equivalents increased by approximately $1.8 million during the year ended June 30, 2020 due to term notes issued, equity offerings, and receipt of the PPP Promissory Note.

Operating Activities

Net cash used in operating activities was $6.9 million for the year ended June 30, 2020, compared to cash used in operating activities of $8.5 million for the year ended June 30, 2019. The decrease in cash used in operating activities was primarily due to a reduction in our expenses as well as an increase in our accrued liabilities.

Investing Activities

Net cash provided by investing activities for the year ended June 30, 2020 decreased $3.6 million, compared to the year ended June 30, 2019. The decrease in cash provided by investing activities was due to liquidating our available-for-sale investments in the first quarter of fiscal year 2019.

Financing Activities

Cash provided by financing activities was $8.7 million for the year ended June 30, 2020, compared to cash provided by financing activities of $5.9 million for the year ended June 30, 2019. The increase in cash provided by financing activities was the result of the sale of common stock through equity offerings, term notes issued, and receipt of the PPP Promissory Note.

Debt

As of June 30, 2020, the Company held debt through term notes payable totaling $2.5 million as well as the PPP Promissory Note in the amount of $0.5 million.

Liquidity

As of June 30, 2020, we had cash and cash equivalents of $3.3 million and our working capital was approximately $0.3 million. The Company reported a net loss of $8.3 million for the fiscal year 2020 and a net loss of $7.5 million for the fiscal year 2019, along with net cash used in operating activities of $6.9 million for the fiscal year 2020 and net cash used in operating activities of $8.5 million for the fiscal year 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern, but the Company remains resolute in identifying the optimal solution to the liquidity issue. The Company is currently evaluating several potential sources for additional liquidity.

The Company remains resolute in identifying the optimal solution to its liquidity issue. The Company is currently evaluating several potential sources for additional liquidity. These include, but are not limited to, selling the Company or a portion thereof, licensing some of its technology, raising additional funds through capital markets, debt financing, equity financing, merging, or engaging in a strategic partnership. On September 5, 2019, the Company entered into a private placement transaction with the Company’s Chairman of the Board and Chief Executive Officer, Thomas B. Pickens III, for the issuance and sale of a secured promissory note to Mr. Pickens with a principal amount of $1.5 million. On February 13, 2020, the Company entered into a private placement transaction with Mr. Pickens for the issuance and sale of a secured promissory note to Mr. Pickens with a principal amount of $1.0 million. On March 25, 2020, the Company entered into a securities purchase agreement with certain purchasers named therein, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 354,000 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $5.00 per share, resulting in net proceeds of approximately $1.6 million. On March 27, 2020, the Company entered into a second securities purchase agreement with certain purchasers named therein, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 873,335 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $3.75 per share, resulting in net proceeds of approximately $2.9 million. The Company received net proceeds of approximately $2.3 million through the sale of shares of common stock from November 9, 2018 through March 25, 2020 through an “at the market offering” program (the “ATM Offering”), which was terminated on March 25, 2020. On April 14, 2020, the Company entered into a $542 thousand Paycheck Protection Program Promissory Note and Agreement (the “PPP Promissory Note”) from a commercial bank under the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration.

The Company is currently evaluating potential offerings of any combination of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. However, additional funding may not be available when needed or on terms acceptable to us. Recently, worldwide economic conditions and the international equity and credit markets have significantly deteriorated and may remain difficult for the foreseeable future. These developments will make it more difficult to obtain additional equity or credit financing, when needed. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. If we are unable to generate funding within a reasonable timeframe, we may have to delay, reduce or terminate our research and development programs, limit strategic opportunities, or curtail our business activities. Astrotech’s consolidated financial statements as of June 30, 2020 do not include any adjustments that might result from the outcome of this uncertainty.

At this time, there is significant uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses. The continued spread of COVID-19 could materially harm our business, results of operations, and financial condition. Due to this uncertainty and plans outside of management’s control, we may not be able to achieve and implement such plans within one year after the date that the financial statements are issued to address the substantial doubt that exists.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the United States federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

San Francisco, California

September 8, 2020

ASTROTECH CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$3,349	$1,588
Accounts receivable	101	3
Inventory:
Raw materials, net	416	150
Work-in-process	38	181
Finished goods	222	—
Income tax receivable	429	429
Prepaid expenses and other current assets	117	371
Total current assets	4,672	2,722
Property and equipment, net	99	469
Assets held for disposal, net	237	—
Operating leases, right-of-use asset, net	851	—
Long-term income tax receivable	—	429
Other assets, net	71	72
Total assets	$5,930	$3,692
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$239	$160
Payroll related accruals	433	319
Accrued expenses and other liabilities	627	357
Income tax payable	2	2
Term note payable - related party	2,500	—
Term note payable	210	—
Lease liabilities, current	339	—
Total current liabilities	4,350	838
Term note payable, net of current portion	332	—
Lease liabilities, non-current	623	—
Other liabilities	—	146
Total liabilities	5,305	984
Commitments and contingencies (Note 14)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 2,500,000 shares authorized; 0 and 280,898 shares of Series C and 280,898 shares of Series D issued and outstanding at June 30, 2020 and 2019, respectively	—	—
Common stock, $0.001 par value, 50,000,000 and 15,000,000 shares authorized at June 30, 2020 and 2019, respectively; 8,250,286 and 6,184,698 shares issued at June 30, 2020 and 2019, respectively; 7,850,362 and 5,775,171 shares outstanding at June 30, 2020 and 2019, respectively	190,599	190,571
Treasury stock, 399,916 shares at cost at June 30, 2020 and 2019	(4,129)	(4,129)
Additional paid-in capital	13,934	7,964
Accumulated deficit	(199,779)	(191,698)
Total stockholders’ equity	625	2,708
Total liabilities and stockholders’ equity	$5,930	$3,692

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	June 30,
	2020	2019
Revenue	$488	$127
Cost of revenue	449	90
Gross profit	39	37
Operating expenses:
Selling, general and administrative	4,716	4,876
Research and development	3,437	3,578
Total operating expenses	8,153	8,454
Loss from operations	(8,114)	(8,417)
Interest and other (expense) income, net	(197)	25
Loss from operations before income taxes	(8,311)	(8,392)
Income tax benefit	—	858
Net loss	$(8,311)	$(7,534)
Weighted average common shares outstanding:
Basic and diluted	6,346	4,940
Basic and diluted net loss per common share:	$(1.31)	$(1.53)
Other comprehensive loss, net of tax:
Net loss	$(8,311)	$(7,534)
Available-for-sale securities
Reclassification adjustment for realized losses included in net loss, net of zero tax expense	—	31
Total comprehensive loss	$(8,311)	$(7,503)

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Preferred Stock				Common Stock
	Class C		Class D
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2018	—	$—	—	$—	4,097	$190,570	$(4,128)	$1,745	$(184,164)	$(31)	$3,992
Net change in available-for-sale debt and marketable equity securities	—	—	—	—	—	—	—	—	—	31	31
Issuance of shares, net of offering issuance costs of $113	281	—	281	—	1,491	1	—	5,907	—	—	5,908
Stock-based compensation	—	—	—	—	—	—	—	177	—	—	177
Cancellation of restricted stock	—	—	—	—	(25)	(14)	—	—	—	—	(14)
Exercise of stock options	—	—	—	—	3	7	—	—	—	—	7
Share repurchases	—	—	—	—	—	—	(1)	—	—	—	(1)
Restricted stock issuance	—	—	—	—	209	7	—	135	—	—	142
Net loss	—	—	—	—	—	—	—	—	(7,534)	—	(7,534)
Balance at June 30, 2019	281	$—	281	$—	5,775	190,571	(4,129)	7,964	(191,698)	—	2,708
Adjustment to opening retained earnings related to adoption ASC Topic 842	—	—	—	—	—	—	—	—	230	—	230
Conversion of preferred shares	(281)	—	—	—	281	—	—	—	—	—	—
Issuance of shares, net of offering issuance costs of $92	—	—	—	—	1,806	2	—	5,648	—	—	5,650
Stock-based compensation	—	—	—	—	—	26	—	340	—	—	366
Cancellation of restricted stock	—	—	—	—	(17)	—	—	(15)	—	—	(15)
Forfeiture of stock-based compensation	—	—	—	—	—	—	—	(3)	—	—	(3)
Restricted stock issuance	—	—	—	—	5	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(8,311)	—	(8,311)
Balance at June 30, 2020	—	$—	281	$—	7,850	$190,599	$(4,129)	$13,934	$(199,779)	$—	$625

See the accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,311)	$(7,534)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	348	305
Depreciation and amortization	533	268
Deferred income tax benefit	—	(429)
Net loss on sale of available-for-sale investments	—	31
Changes in assets and liabilities:
Accounts receivable	(98)	9
Inventory, net	(345)	(324)
Income tax receivable	—	(429)
Other assets and liabilities	863	(420)
Accounts payable	79	48
Net cash used in operating activities	(6,931)	(8,475)
Cash flows from investing activities:
Proceeds from sale of available-for-sale investments	—	3,345
Proceeds from maturities of securities	—	250
Proceeds from sale of property and equipment	—	2
Net cash provided by investing activities	—	3,597
Cash flows from financing activities:
Payments for purchase of treasury stock	—	(1)
Proceeds from exercise of stock options	—	7
Proceeds from related party	2,500	—
Proceeds from term note payable	542	—
Proceeds from issuance of stock, net of offering issuance costs	5,650	5,908
Net cash provided by financing activities	8,692	5,914
Net change in cash and cash equivalents	$1,761	$1,036
Cash and cash equivalents at beginning of period	1,588	552
Cash and cash equivalents at end of period	$3,349	$1,588
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Income taxes paid	$—	$—
Impact to retained earnings from adoption of ASC Topic 842	$230	$—
Operating right-of-use assets and associated liabilities	$1,608	$—

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2020 and 2019

(1) Description of the Company and Operating Environment

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” “the Company,” “we,” “us” or “our”), a Delaware corporation organized in 1984, is a science and technology development and commercialization company that launches, manages, and builds scalable companies based on innovative technology in order to maximize shareholder value.

Business Overview

Segment Information – The Company currently operates two reportable business units, 1st Detect Corporation (“1st Detect”) and AgLAB Inc. (“AgLAB”). Since the Company operates in two segments, all financial segment information required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting (“FASB ASC 280”) can be found in Note 15, Segment Information.

Astrotech Technology, Inc.

Astrotech Technology, Inc. (“ATI”) owns and licenses the Astrotech Mass Spectrometer Technology™ (the “AMS Technology”), the platform mass spectrometry technology originally developed by 1st Detect. The intellectual property includes 37 granted patents and five additional patents in process along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to three wholly-owned subsidiaries of Astrotech, including to 1st Detect for use in the security and detection market, to AgLAB for use in the agriculture market, and to BreathTech Corporation (“BreathTech”) for use in breath analysis.

1st Detect Corporation

1st Detect, a licensee of ATI for the security and detection market, has developed the TRACER 1000™, the world’s first mass spectrometer (“MS”) based explosives trace detector (“ETD”) certified by the European Civil Aviation Conference (“ECAC”), designed to replace the ETDs used at airports, cargo facilities, secured facilities, and borders worldwide. The Company believes that ETD customers are unsatisfied with the currently deployed ETD technology, which is driven by ion mobility spectrometry (“IMS”). The Company believes that IMS-based ETDs are fraught with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing unnecessary delays, frustration, and significant wasted security resources. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those several explosives of largest concern. Adding additional compounds to the detection library of an IMS-based ETD fundamentally reduces the instrument’s performance, further increasing the likelihood of false alarms. In contrast, adding additional compounds does not degrade the TRACER 1000’s detection capabilities, as it has a virtually unlimited and expandable threat library.

In order to sell the TRACER 1000 to airport and cargo security customers in the European Union, ECAC certification is required. Certain other countries also accept ECAC certification. After receiving ECAC certification for the TRACER 1000 on February 21, 2019, the Company is now marketing to and taking orders from airports and cargo facilities outside of the U.S. that accept ECAC certification.

On June 26, 2019, the Company announced the official launch of the TRACER 1000, and on November 22, 2019, also announced the first commercial sale of TRACER 1000 units to a global shipping and logistics company.

In the United States, the Company is working with both TSA and TSA Air Cargo towards certification. On March 27, 2018, the Company announced that the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) and, on April 4, 2018, the Company announced that the TRACER 1000 was beginning testing with TSA for passenger screening at airports. On November 14, 2019, the Company announced that the TRACER 1000 had been selected by the TSA’s Innovation Task Force (“ITF”) to conduct live screening at Miami International Airport. With similar protocols as ECAC testing, the Company has received valuable feedback from all programs. Following ECAC certification and the Company's early traction within the cargo market, testing for both passenger checkpoint and cargo security continued with the TSA, but emphasis was placed on obtaining cargo security approval. With the COVID-19 pandemic, all testing within the TSA was put on hold. However, cargo non-detection testing resumed this summer and cargo detection testing is expected to resume this fall. Given the deterioration in air traffic caused by the pandemic, TSA certification testing for passenger checkpoint security has been put on indefinite hold.

AgLAB Inc.

AgLAB is a licensee of ATI and has developed the AgLAB-1000™ series of mass spectrometers for use in the agriculture industry for both process control and the detection of trace amounts of solvents and pesticides. The AgLAB product line is a derivative of the Company’s core AMS Technology.

BreathTech Corporation

BreathTech is developing the BreathTest-1000™, a breath analysis tool to screen for volatile organic compound (“VOC”) metabolites found in a person’s breath that could indicate they may have an infection, including COVID-19 or pneumonia.

Development of the BreathTest-1000 follows the Company’s results in pre-clinical trials for the BreathDetect-1000™, a rapid self-serve breathalyzer that is designed to detect bacterial infections in the respiratory tract, including pneumonia. The pre-clinical trials were conducted in collaboration with UT Health San Antonio in 2017.

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

An additional factor is reasonable assurance of collectability. This necessitates deferral of all or a portion of revenue recognition until collection. During the fiscal year ended June 30, 2020, the Company had one material revenue source that comprised substantially all of our $488 thousand. During the fiscal year ended June 30, 2019, the Company had two revenue sources totaling $127 thousand. Revenue was recognized at a point in time consistent with the guidelines in Topic 606.

We disaggregate revenue by reporting segment (1st Detect, Astral, AgLAB) to depict the nature of revenue in a manner consistent with our business operations and to be consistent with other communications and public filings. Refer to Note 15 for additional details of revenues by reporting segment.

Contract Assets and Liabilities. We enter into contracts to sell products and provide services, and we recognize contract assets and liabilities that arise from these transactions. We recognize revenue and corresponding accounts receivable according to Topic 606 and, at times, recognize revenue in advance of the time when contracts give us the right to invoice a customer. We may also receive consideration, per the terms of a contract, from customers prior to transferring goods to the customer. We record customer deposits as deferred revenue. Additionally, we may receive payments, most typically for service and warranty contracts, at the onset of the contract and before services have been performed. In such instances, we record a deferred revenue liability. We recognize these contract liabilities as sales after all revenue recognition criteria are met.

Practical Expedients. In cases where we are responsible for shipping after the customer has obtained control of the goods, we have elected to treat the shipping activities as fulfillment activities rather than as a separate performance obligation. Additionally, we have elected to capitalize the cost to obtain a contract only if the period of amortization would be longer than one year. We only give consideration to whether a customer agreement has a financing component if the period of time between transfer of goods and services and customer payment is greater than one year.

Product Sales. We recognize revenue from sales of products upon shipment or delivery when control of the product transfers to the customer, depending on the terms of each sale, and when collection is probable. In the circumstance where terms of a product sale include subjective customer acceptance criteria, revenue is deferred until we have achieved the acceptance criteria unless the customer acceptance criteria are perfunctory or inconsequential. We generally offer customers payment terms of less than one year.

Freight. We record shipping and handling fees that we charge to our customers as revenue and related costs as cost of goods sold.

Multiple Performance Obligations. Certain agreements with customers include the sale of equipment involving multiple elements in cases where obligations in a contract are distinct and thus require separation into multiple performance obligations, revenue recognition guidance requires that contract consideration be allocated to each distinct performance obligation based on its relative standalone selling price. The value allocated to each performance obligation is then recognized as revenue when the revenue recognition criteria for each distinct promise or bundle of promises has been met.

The standalone selling price for each performance obligation is an amount that depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the good or service. When there is only one performance obligation associated with a contract, the entire amount of consideration is attributed to that obligation. When a contract contains multiple performance obligations the standalone selling price is first estimated using the observable price, which is generally a list price net of applicable discount or the price used to sell the good or service in similar circumstances. In circumstances when a selling price is not directly observable, we will estimate the standalone selling price using information available to us including our market assessment and expected cost plus margin.

The timetable for fulfilment of each of the distinct performance obligations can range from completion in a short amount of time and entirely within a single reporting period to completion over several reporting periods. The timing of revenue recognition for each performance obligation may be dependent upon several milestones, including physical delivery of equipment, completion of site acceptance test, and in the case of after-market consumables and service deliverables, the passage of time.

Foreign Currency

Our international operations are subject to certain opportunities and risks, including from foreign currency fluctuations and governmental actions. During fiscal year 2020, we conducted business in seven countries. We closely monitor our operations in each country in which we do business and seek to adopt appropriate strategies that are responsive to changing economic and political environments. We currently conduct business in the U.S. dollar and the Euro. Weaknesses in one currency in which we do business are often offset by strengths in the other currency. Revenues, costs, and expenses are translated at the applicable rate on the date of the transaction. Translation gains and losses, if any, are calculated on accounts receivable or accounts payable outstanding at the rate applicable the end of the period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive loss when applicable. Transaction gains and losses, which were included in our consolidated statement of operations, amounted to a loss of approximately $10 thousand and $0 thousand for the fiscal years ended June 30, 2020 and 2019, respectively.

Warranty Provision

Astrotech offers its customers warranties on the products that it sells. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Concurrent with the sale of products, the Company records a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. The Company periodically adjusts this provision based on historical experience and anticipated expenses. The Company charges actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. The current obligation for warranty provision is included in accrued expenses and other liabilities in the consolidated balance sheets, whose activity for each of the two fiscal years ended June 30, 2020 and 2019 is summarized in the following table:

(In thousands)	Warranty Provision
Balance as of June 30, 2018	$—
Warranty claims provided for	3
Settlements made	—
Balance as of June 30, 2019	3
Warranty claims provided for	22
Settlements made	(7)
Balance as of June 30, 2020	$18

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share as the potential dilutive shares are considered to be anti-dilutive. For more information, see Note 12.

Cash and Cash Equivalents

The Company considers short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are comprised primarily of operating cash accounts, money market investments, and certificates of deposits.

Accounts Receivable

The carrying value of the Company’s accounts receivable, net of an allowance for doubtful accounts, represents their estimated net realizable value. Astrotech estimates an allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. The Company anticipates collecting all unreserved receivables within one year. As of June 30, 2020 and 2019, there was no allowance for doubtful accounts deemed necessary.

Inventory

The Company computes inventory cost on a first-in, first-out basis, and inventory is valued at the lower-of-cost or net realizable value. The valuation of inventory also requires the Company to estimate obsolete and excess inventory as well as inventory that is not of saleable quality.

Property and Equipment. net

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

Impairment of Long-Lived Assets

The Company continuously evaluates its long-lived assets for impairment to assess whether the carrying amount of an asset may not be recoverable. Our evaluation is based on an assessment of potential indicators of impairment, such as an adverse change in the business climate that could affect the value of an asset, current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of an asset, and a current expectation that, more likely than not, an asset will be disposed of before the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Recoverability of long-lived assets is dependent on a number of conditions, including uncertainty about future events and demand for our services. There was no impairment of long-lived assets recognized during the years ended June 30, 2020 or 2019.

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

Operating Leases

The Company adopted Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (ASU 2016-02) effective July 1, 2019. ASU 2016-02 requires that we determine, at the inception of an arrangement, whether the arrangement is or contains a lease, based on the unique facts and circumstances present. Operating lease assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use (“ROU”) assets and operating lease liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, we include options to extend or terminate the lease when it is reasonably certain, at inception, that we will exercise that option. The interest rate implicit in lease contracts is typically not readily determinable; accordingly, we use our incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment, based upon the information available at the commencement date. The lease payments used to determine our operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation, when determinable, and are recognized in determining our ROU assets. Our operating leases are reflected in the operating lease, right-of-use asset; lease liabilities, current; and lease liabilities, non-current in our consolidated balance sheets.

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. As a result of our adoption of ASU 2016-02, we no longer recognize deferred rent on the consolidated balance sheet. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. Variable lease payments are amounts owed by us to a lessor that are not fixed, such as reimbursement for common area maintenance costs for our facility lease; and are expensed when incurred.

Financing leases, formerly referred to as capitalized leases, are treated similarly to operating leases except that the asset subject to the lease is included in the appropriate fixed asset category, rather than recorded as a right-of-use asset, and depreciated over its estimated useful life, or lease term, if shorter. For more information, see Note 4.

Stock-Based Compensation

The Company accounts for stock-based awards to employees based on the fair value of the award on the grant date. The fair value of stock options is estimated using the expected dividend yields of the Company’s stock, the expected volatility of the stock, the expected length of time the options remain outstanding, and the risk-free interest rates. Changes in one or more of these factors may significantly affect the estimated fair value of the stock options. The Company recognizes forfeitures as they occur. The fair value of awards that are likely to meet goals, if any, are recorded as an expense over the vesting period. For more information, see Note 10.

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

Accounting Pronouncements

In February 2016, the “FASB issued ASU 2016-02: Leases (Topic 842) and ASU 2018-10: Codification Improvements to Topic 842, Leases (“ASU 2018-10”) which provide an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. This ASU requires lessees to recognize a right-of-use (“ROU”) asset and lease liability on the balance sheet for all leases, with the exception of short-term leases. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For statement of operations purposes, leases are still required to be classified as either operating or financing. Operating leases will result in straight-line expense while financing leases will result in a front-loaded expense pattern.

On July 1, 2019, the Company adopted Topic 842 using the modified retrospective approach and the impact of the adoption of Topic 842 resulted in the recognition of a ROU asset and lease obligation on the Company’s condensed consolidated balance sheets of approximately $1.6 million and an adjustment to accumulated deficit of $230 thousand. This application of the modified retrospective method will result in a balance sheet presentation that will not be comparable to the prior period in the first year of adoption. Results for reporting periods after July 1, 2019 are presented under Topic 842, while prior periods have not been adjusted. The Company elected the package of practical expedients permitted under the transition guidance within the new standard which, among other things, allowed the Company to carry forward the historical lease classifications. Subsequent to the end of the second quarter of fiscal year 2020, the Company amended its lease for its 1st Detect facility, resulting in a reduction of the associated ROU asset and lease obligation of $414 thousand in the second quarter of fiscal year 2020. See Note 4 Leases for more information.

(3) Going Concern

Financial Condition

The Company’s consolidated financial statements for the year ended June 30, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2020, the Company had cash and cash equivalents of $3.3 million and working capital of $0.3 million. The Company reported a net loss of $8.3 million for the fiscal year 2020 and a net loss of $7.5 million for the fiscal year 2019, along with net cash used in operating activities of $6.9 million for the fiscal year 2020 and net cash used in operating activities of $8.5 million for the fiscal year 2019. This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the audited financial statements are issued.

Management’s Plans to Continue as a Going Concern

The Company remains resolute in identifying the optimal solution to its liquidity issue. The Company is currently evaluating several potential sources for additional liquidity. These include, but are not limited to, selling the Company or a portion thereof, licensing some of its technology, raising additional funds through capital markets, debt financing, equity financing, merging, or engaging in a strategic partnership. On September 5, 2019, the Company entered into a private placement transaction with the Company’s Chairman of the Board and Chief Executive Officer, Thomas B. Pickens III, for the issuance and sale of a secured promissory note to Mr. Pickens with a principal amount of $1.5 million. On February 13, 2020, the Company entered into a private placement transaction with Mr. Pickens for the issuance and sale of a secured promissory note to Mr. Pickens with a principal amount of $1.0 million. On March 25, 2020, the Company entered into a securities purchase agreement with certain purchasers named therein, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 354,000 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $5.00 per share, resulting in net proceeds of approximately $1.6 million. On March 27, 2020, the Company entered into a second securities purchase agreement with certain purchasers named therein, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 873,335 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $3.75 per share, resulting in net proceeds of approximately $2.9 million. The Company received net proceeds of approximately $2.3 million through the sale of shares of common stock from November 9, 2018 through March 25, 2020 through an “at the market offering” program (the “ATM Offering”), which was terminated on March 25, 2020. On April 14, 2020, the Company entered into a $542 thousand Paycheck Protection Program Promissory Note and Agreement (the “PPP Promissory Note”) from a commercial bank under the CARES Act administered by the U.S. Small Business Administration. On August 24, 2020, the maturity date of Mr. Pickens’ two promissory notes was extended to September 5, 2021.

The Company is currently evaluating potential offerings of any combination of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. However, additional funding may not be available when needed or on terms acceptable to us.  If we are unable to generate funding within a reasonable timeframe, we may have to delay, reduce or terminate our research and development programs, limit strategic opportunities, or curtail our business activities. Astrotech’s consolidated financial statements as of June 30, 2020 do not include any adjustments that might result from the outcome of this uncertainty.

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

(4) Leases

As of July 1, 2019, the Company adopted Topic 842, using the modified retrospective method of adoption. Astrotech elected to use the transition option that allows the Company to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. Comparable periods continue to be presented under the guidance of the previous standard, ASC Topic 840. Topic 842 requires lessees to recognize a lease liability and ROU asset on the balance sheet for operating leases. The adoption of Topic 842 resulted in an adjustment to accumulated deficit of $230 thousand.

The Company had two existing facility leases and several small equipment leases. Astrotech leased office space consisting of 5,219 square feet in Austin, Texas that housed executive management, finance and accounting, sales, and marketing and communications. The lease began in November 2016 and originally expired in December 2023. On August 3, 2020, the Company decided to terminate the lease; see Note 16 Subsequent Events for more information. Upon lease termination, the Company will recognize a decrease in the related operating ROU asset and operating lease liability of approximately $539 thousand and $506 thousand, respectively.

In May 2013, 1st Detect completed build-out of a 16,540 square foot leased research and development and production facility in Webster, Texas. This facility is equipped with state-of-the-art laboratories, a clean room, a production shop, and offices for staff. The term of the lease is 62 months and includes options to extend for two additional five-year periods. In February 2015, 1st Detect exercised its right of first refusal on the adjoining space of 9,138 square feet. The original lease began in May 2013 and was set to expire in June 2018; these dates were amended in October 2014 with the amended lease beginning February 1, 2015, and expiring April 30, 2020. On June 1, 2018, the Company entered into its third amendment of the original lease removing 8,118 square feet from its leased space, leaving leased premises with a total square footage of 17,560. On January 21, 2020, the Company entered into its fourth amendment of the original lease, with the amended lease beginning May 1, 2020 and expiring April 30, 2021, with the option to renew and extend the lease for one renewal term of one year. This amendment resulted in an adjustment to the associated ROU asset and operating liability of $414 thousand during the six months ended December 31, 2019.

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

The balance sheet presentation of the Company’s operating and finance leases is as follows:

(In thousands)	Classification on the Condensed Consolidated Balance Sheet	June 30, 2020
Assets:
Operating lease assets	Operating leases, right-of-use assets, net	$851
Financing lease assets	Property and equipment, net	52
Total lease assets		$903

Liabilities:
Current:
Operating lease obligations	Lease liabilities, current	$330
Financing lease obligations	Lease liabilities, current	9
Non-current:
Operating lease obligations	Lease liabilities, non-current	583
Financing lease obligations	Lease liabilities, non-current	40
Total lease liabilities		$962

Future minimum lease payments as of June 30, 2020 under non-cancellable leases are as follows (in thousands):

For the Year Ended June 30,	Operating Leases	Financing Leases	Total
2021	$413	$12	$425
2022	388	12	400
2023	219	12	231
2024	37	12	49
2025	—	9	9
Thereafter	—	—	—
Total lease obligations	1,057	57	1,114
Less: imputed interest	144	8	152
Present value of net minimum lease obligations	913	49	962
Less: lease liabilities - current	330	9	339
Lease liabilities - non-current	$583	$40	$623

Other information as of June 30, 2020 is as follows:

Weighted-average remaining lease term (years):
Operating leases	2.5
Financing leases	4.7
Weighted-average discount rate:
Operating leases	11.0%
Financing leases	6.2%

Cash payments for operating leases for the year ended June 30, 2020 totaled $387 thousand. Cash payments for financing leases for the year ended June 30, 2020 totaled $4 thousand.

(5) Property and Equipment, net

As of June 30, 2020 and 2019, property and equipment, net consisted of the following:

	June 30,
(In thousands)	2020	2019
Furniture, fixtures, equipment & leasehold improvements	$2,522	$2,487
Software	326	326
Capital improvements in progress	—	—
Gross property and equipment	2,848	2,813
Accumulated depreciation	(2,512)	(2,344)
Property held for disposal, net	(237)	—
Property and equipment, net	$99	$469

Depreciation expense of property and equipment was $189 thousand for the year ended June 30, 2020 and $262 thousand for the year ended June 30, 2019.

(6) Fair Value Measurement

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

As of June 30, 2020, the fair value of the Company’s cash and cash equivalents approximate their carrying value due to their short-term nature.

(7) Debt

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

Subsequent to the end of fiscal year 2020, the Company and Mr. Pickens agreed to extend the Maturity Date of both notes to September 5, 2021. See Note 16 for more information.

On April 14, 2020, the Company entered into a $542 thousand Paycheck Protection Program Promissory Note and Agreement (the “PPP Promissory Note”) with a commercial bank under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) The PPP Promissory Note bears interest at a rate of 1.0% per annum. Payments are due monthly beginning November 10, 2020. The principal amount of the PPP Promissory Note along with any unpaid interest is due on April 1, 2022 The principal and interest may be forgiven if the proceeds are used for forgivable purposes as defined by the terms in the PPP Promissory Note, and the Company has used the proceeds from the PPP Promissory Note for forgivable purposes as defined by the terms of the PPP Promissory Note. The Company intends to apply for forgiveness under the provisions of the CARES Act. Forgiveness is subject to the sole approval of the Small Business Administration. Interest expense for the fiscal year June 30, 2020 was approximately $1 thousand.

(8) Stockholders’ Equity

Common Stock

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

On March 25, 2020, the Company entered into a securities purchase agreement with certain purchasers named therein, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Registered Offering No. 1”), 354,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an offering price of $5.00 per share. Registered Offering No. 1 resulted in gross proceeds of approximately $1.77 million before deducting the placement agent’s fees and related offering expenses. The shares from Registered Offering No. 1 were offered by the Company pursuant to a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-226060), which was initially filed with the SEC on July 3, 2018, and was declared effective on August 20, 2018. Registered Offering No. 1 closed on March 26, 2020, subject to the satisfaction of customary closing conditions. In connection with Registered Offering No. 1, the Company also issued to the placement agent, or its designees, warrants (the “Warrants No. 1”) to purchase up to 24,780 shares of Common Stock, which represents 7.0% of the shares sold in Registered Offering No. 1. The Warrants No. 1 have an exercise price of $6.25 per share, which represents 125% of the per share offering price of the shares and a termination date of March 25, 2025. The Warrants No. 1 had a fair value per share of $2.35 as of the date of issuance.

On March 27, 2020, the Company entered into a second securities purchase agreement with certain purchasers named therein, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Registered Offering No. 2”), 873,335 shares of the Company’s Common Stock, at an offering price of $3.75 per share. Registered Offering No. 2 resulted in gross proceeds of approximately $3.275 million before deducting the placement agent’s fees and related offering expenses. The shares from Registered Offering No. 2 were offered by the Company pursuant to a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-226060), which was initially filed with the SEC on July 3, 2018, and was declared effective on August 20, 2018. Registered Offering No. 2 closed on March 30, 2020, subject to the satisfaction of customary closing conditions. In connection with Registered Offering No. 2, the Company also issued to the placement agent, or its designees, warrants (the “Warrants No. 2” and collective with the Warrants No.1, the “Placement Agent Warrants”) to purchase up to 61,133 shares of Common Stock, which represents 7.0% of the Shares sold in Registered Offering No. 2. The Warrants No. 2 have an exercise price of $4.6875 per share, which represents 125% of the per share offering price of the shares and a termination date of March 27, 2025. The Warrants No. 2 had a fair value per share of $2.22 as of the date of issuance.

Warrants

A summary of the common stock warrant activity for the year ended June 30, 2020 is presented below:

	Shares (In thousands)	Weighted Average Exercise Price	Aggregate Fair Market Value at Issuance (In thousands)	Weighted Average Remaining Contractual Life (in years)
Outstanding at June 30, 2019	—	$—	$—	—
Issued	86	5.14	194	4.74
Exercised	—	—	—	—
Canceled or expired	—	—	—	—
Outstanding at June 30, 2020	86	$5.14	$194	4.74

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
				For the period ended June 30,
Issue Date	Classification	Exercise Price	Expiration Date	2020	2019
March 26, 2020	Equity	$6.25	March 25, 2025	24,780	—
March 30, 2020	Equity	$4.6875	March 27, 2025	61,133	—
Total Outstanding				85,913	—

Nasdaq Compliance

The Company’s stockholders’ equity as of June 30, 2020 was less than $2.5 million, which is less than the requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq Capital Market. As a result, though no assurance can be given, the Company anticipates that Nasdaq will provide notice of this development and require the Company to take steps in order to avoid the delisting of its common stock.

(9) Business Risk and Credit Risk Concentration Involving Cash

For the fiscal year ended June 30, 2020, the Company had one customer that substantially comprised all of the Company’s revenue. All of the Company’s revenue for the fiscal year ended June 30, 2019 came from two different customers. The following table summarizes the concentrations of sales for the Company’s customers:

		Percentage of Total Sales
Customer	Business Segment	Year Ended June 30, 2020	Year Ended June 30, 2019
Post-production film company	Astral	—	31%
MMS distributor	1st Detect	—	69%
Global shipping and logistics company	1st Detect	100%	—

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

(10) Common Stock Incentive, Stock Purchase Plans, and Other Compensation Plans

2011 Stock Incentive Plan (“2011 Plan”)

The 2011 Plan was designed to increase shareholder value by compensating employees over the long term. The plan is to be used to promote long-term financial success and execution of the Company’s business strategy. At the time of approval, 350,000 shares of Astrotech’s common stock were reserved for issuance under this plan. On June 26, 2014, an additional 400,000 shares of Astrotech’s common stock were approved for issuance under this plan. On December 7, 2017, an additional 225,000 shares of Astrotech’s common stock were approved for issuance under this plan. On December 7, 2018, an additional 537,197 shares of Astrotech’s common stock were approved for issuance under this plan. On June 29, 2020, an additional 1,500,000 shares of Astrotech’s common stock were approved for issuance under this plan. The 2011 Plan, administered by the Compensation Committee of the Board of Directors, provides for granting of incentive awards in the form of stock, stock options, stock appreciation rights, and restricted stock to employees, directors, and consultants of the Company. As of June 30, 2020, there were 2,122,523 shares available for grant under the 2011 Plan.

Stock Option Activity Summary

The Company’s stock option activity for the years ended June 30, 2020 and 2019 was as follows:

	Shares (In thousands)	Weighted Average Exercise Price
Outstanding at June 30, 2018	361	$5.48
Granted	—	—
Exercised	(3)	2.25
Canceled or expired	(34)	3.51
Outstanding at June 30, 2019	324	$5.71
Granted	10	1.85
Exercised	—	—
Canceled or expired	(9)	4.18
Outstanding at June 30, 2020	325	$5.68

The aggregate intrinsic value of options exercisable at June 30, 2020 was $0 as the fair value of the Company’s common stock is less than the exercise prices of these options. The aggregate intrinsic value of all options outstanding at June 30, 2020 was $0.

Range of exercise prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Options Exercisable Weighted- Average Exercise Price
$1.85 – $3.55	76,500	$2.78	$3.43	66,500	$3.43
$5.30 – $5.85	118,813	6.86	5.49	113,203	5.49
$6.00 – $8.35	130,000	4.40	7.19	86,000	6.59
$1.85 – $8.35	325,313	$4.92	$5.68	265,703	$5.33

Compensation costs recognized related to vested stock option awards during the years ended June 30, 2020 and 2019 were $147 thousand and $171 thousand, respectively. At June 30, 2020, there was $13 thousand of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock

The Company’s restricted stock activity for the years ended June 30, 2020 and 2019, was as follows:

	Shares (In thousands)	Weighted Average Grant-Date Fair Value
Outstanding at June 30, 2018	28	$10.16
Granted	209	3.40
Exercised	(4)	8.86
Canceled or expired	(25)	4.55
Outstanding at June 30, 2019	208	$4.06
Granted	5	2.47
Exercised	(63)	3.77
Canceled or expired	(17)	4.06
Outstanding at June 30, 2020	133	$3.95

Compensation costs recognized related to vested restricted stock awards during the years ended June 30, 2020 and 2019 were $202 thousand and $135 thousand, respectively. At June 30, 2020, there was $295 thousand of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.5 years.

Fair Value of Stock-Based Compensation

Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes model on the date of grant of stock options. The fair values of stock options are amortized as compensation expense on a straight-line basis over the vesting period of the grants. The Company recognizes forfeitures as they occur. The assumptions used for the years ended June 30, 2020 and 2019 and the resulting estimates of weighted-average fair value per share of options granted or modified are summarized in the following table:

	Year Ended June 30, 2020	Year Ended June 30, 2019
Expected Dividend Yield	—	—
Expected Volatility	103.14%	99.59%
Risk-Free Interest Rates	0.66%	2.00%
Expected Option Life (in years)	3.50	3.50
Weighted-average grant-date fair value of options awarded	$2.42	$3.01

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

•	The estimate of the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.
•	For the years ended June 30, 2020 and June 30, 2019, the Company used the simplified method of calculating the expected life of the options.

(11) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of June 30, 2020 and 2019, the Company had established a full valuation allowance against all of its net deferred tax assets.

For the fiscal year ended June 30, 2020, the Company incurred losses from operations in the amount of $8.3 million. There is no effective tax rate for the fiscal year 2020. There is no current state tax expense.

FASB ASC 740, Income Taxes addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had no unrecognized tax benefit for the years ended June 30, 2020 and 2019.

For the years ended June 30, 2020 and 2019, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to prior year deferred true ups and the valuation allowance against its net deferred tax assets.

The CARES Act was signed into law on March 27, 2020. The CARES Act provided certain tax relief measures including the acceleration of the alternative minimum credit previously paid. The CARES Act allows for the acceleration of the refundable AMT credit up to 100% of the AMT credit. In response to the impact of the CARES Act, the AMT credit still to be received by the Company of $429 thousand for AMT previously paid will be refunded in full and reclassed from long-term to short-term income tax receivable in the filing of the return for the fiscal year ended June 30, 2020.

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

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized.

The components of income tax benefit from operations are as follows:

	Year Ended June 30,
(In thousands)	2020	2019
Current
Federal	$—	$858
State and local	—	—
Total current tax benefit	$—	$858
Deferred
Federal	—	—
State and local	—	—
Total deferred tax benefit	$—	$—
Total tax benefit	$—	$858

A reconciliation of the reported income tax benefit to the amount that would result by applying the U.S. Federal statutory rate to the loss before income taxes to the actual amount of income tax benefit recognized follows:

	Year Ended June 30,
(In thousands)	2020	2019
Expected benefit	$1,746	$1,763
State tax expense	—	—
Change in valuation allowance	2,961	(1,325)
Prior year true-up	(4,650)	—
Other permanent items	(57)	(9)
Total income tax benefit	$—	$429

The Company’s deferred tax assets as of June 30, 2020 and 2019 consist of the following:

	Year Ended June 30,
(In thousands)	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$14,786	$17,738
Alternative minimum tax credit carryforwards	—	—
Lease liability - current and non-current	202	—
Accrued expenses and other timing	1,047	1,100
Property and equipment, principally due to differences in depreciation	85	—
Total gross deferred tax assets	$16,120	$18,838
Less — valuation allowance	(15,941)	(18,903)
Net deferred tax assets	$179	$(65)
Deferred tax liabilities:
Right-of-use assets	$(179)	$—
Property and equipment, principally due to differences in depreciation	—	65
Total gross deferred tax liabilities	(179)	65
Net deferred tax assets	$—	$—

The Company files consolidated returns for federal, Florida, and Texas income and franchise taxes. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be utilized to offset future tax liabilities. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2020, the Company provided a full valuation allowance of approximately $15.9 million against its net deferred tax assets. This deferred tax asset will be presented as a long-term tax receivable.

The valuation allowance increased by approximately $3.0 million for the year ended June 30, 2020. Since the Company reflects a full valuation allowance against its deferred tax assets, there has been no income tax impact from these changes. The Tax Cuts and Jobs Act enacted on December 22, 2017 repealed the alternative minimum tax and any available alternative minimum tax credit will be refunded according to the guidelines of the Tax Cuts and Jobs Act. The alternative minimum tax credit is limited to 50% of the available balance each year for tax years 2018 to 2020 and any remaining balance is fully refundable for tax year 2021. The CARES Act enacted on March 27, 2020 included the acceleration of the alternative minimum tax credit and allows for the acceleration of the refundable AMT credit up to 100% of the AMT credit. The alternative minimum tax credit amount available is $0 thousand.

At June 30, 2020, the Company had net operating loss carryforwards of approximately $68.8 million with approximately $41.1 million ($8.6 million, tax effected) for federal income tax purposes that are available to offset future regular taxable income set to expire between the years of 2020 and 2037. The Company also had net operating loss carryforwards with indefinite lives of approximately $27.7 million ($5.8 million, tax effected) for federal income tax purposes that are available to offset future regular taxable income. For net operating losses with indefinite carryforward lives, generated beginning after December 31, 2017, the Tax Cuts and Jobs Act limits the amount of net operating losses to be utilized and deducted by the taxpayer to 80% of the taxpayer’s taxable income. Utilization of some of these net operating losses is limited due to the changes in stock ownership of the Company associated with the October 2007 Exchange Offer; as such, the benefit from these losses may not be realized.

At June 30, 2020, the Company also has accumulated state net operating loss carryforwards of approximately $7.4 million ($0.3 million, tax effected) that are available to offset future state taxable income. These net operating loss carryforwards expire between the years 2026 and 2038. These losses may also be subject to utilization limitations; as such, the benefit from these losses may not be realized.

The Company has a temporary credit for business loss carryovers that may be utilized to offset its Texas margin tax. At June 30, 2020, the credit amount is $0.5 million ($0.3 million, tax effected). These credits may be used to offset $13 thousand of state tax liability each year and will expire in 2027.

Uncertain Tax Positions

The Company had no uncertain tax positions at June 30, 2020 and 2019.

The Company recognizes interest and penalties related to income tax matters in income tax expense, as incurred. For the years ended June 30, 2020 and 2019, the Company did not recognize any interest expense for uncertain tax positions.

(12) Net Loss per Share

Basic loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method and the if-converted method. Dilutive potential common shares include outstanding stock options and stock-based awards.

Reconciliation and the components of basic and diluted net loss per share are as follows (in thousands, except per share data):

	Year Ended
	2020	2019
Numerator:
Net loss	$(8,311)	$(7,534)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	6,346	4,940
Basic and diluted net loss per common share:
Net loss	$(1.31)	$(1.53)

All unvested restricted stock awards for the years ended June 30, 2020 and 2019 are not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive. Options to purchase 325,313 shares of common stock at exercise prices ranging from $1.85 to $8.35 per share outstanding for the year ended June 30, 2020 and options to purchase 324,153 shares of common stock at exercise prices ranging from $2.83 to $8.35 per share outstanding for the year ended June 30, 2019 were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive.

(13) Employee Benefit Plans

Astrotech has a defined contribution retirement plan, which covers substantially all employees and officers. For the year ended June 30, 2019, the Company contributed the required match of $0.2 million to the plan. Effective July 1, 2019, the Company elected to no longer match employees’ contributions to the plan. The Company has the right, but not an obligation, to make additional contributions to the plan in future years at the discretion of the Company’s Board of Directors. The Company has not made any additional contributions for the years ended June 30, 2020 and 2019.

(14) Commitments and Contingencies

Employment Contracts

The Company has entered into an employment contract with a key executive. Generally, certain amounts may become payable in the event the Company terminates the executive’s employment.

Legal Proceedings

The Company is not party to, nor are its properties the subject of, any material pending legal proceedings.

(15) Segment Information

The Company currently has two reportable business units: 1st Detect Corporation and AgLAB Inc. In prior periods, the Company’s reportable business units were 1st Detect Corporation and Astral Images Corporation.

1st Detect Corporation

1st Detect is a manufacturer of explosives and narcotics trace detectors developed for use at airports, secured facilities, and borders worldwide.

AgLAB Inc.

AgLAB is developing a series of mass spectrometers for use in the agriculture market for process control and the detection of trace amounts of solvents and pesticides.

Astral Images Corporation

Astral Images is a developer of advanced film restoration and enhancement software.

All intercompany transactions between business units have been eliminated in consolidation.

Key financial metrics of the Company’s segments for the years ended June 30, 2020 and 2019 are as follows:

	Year Ended June 30, 2020
(In thousands)	Revenue	Depreciation	Loss Before Income Taxes
1st Detect	$488	$189	$(6,858)
AgLAB	—	—	(1,453)
Total	$488	$189	$(8,311)

	Year Ended June 30, 2019
(In thousands)	Revenue	Depreciation	Loss Before Income Taxes
1st Detect	$87	$233	$(7,526)
Astral Images	40	29	(866)
Total	$127	$262	$(8,392)

	June 30, 2020
(In thousands)	Fixed Assets, Net	Total Capital Expenditures	Total Assets
1st Detect	$99	$—	$5,930
AgLAB	—	—	—
Total	$99	$—	$5,930

	June 30, 2019
(In thousands)	Fixed Assets, Net	Total Capital Expenditures	Total Assets
1st Detect	$452	$—	$3,668
Astral Images	17	—	24
Total	$469	$—	$3,692

(16) Subsequent Events

On August 11, 2020, the Company terminated its lease of its office space located in Austin, Texas. The lease termination is part of an overall plan to optimize the Company’s cash flows in the COVID-19 era. The Company expects to incur a total impact to its consolidated statements of operations of approximately $552 thousand in connection with the lease termination, comprised of a write-off of net leasehold improvement assets of approximately $237 thousand, a write-off of net operating ROU asset and liability of $33 thousand, and contract termination costs of approximately $350 thousand, partially offset by the recovery of a security deposit of $72 thousand. The Company anticipates that the termination of this lease will save the Company an estimated $1.2 million over the original lease term.

On August 24, 2020, the Company entered into (1) the Omnibus Amendment to the Secured Promissory Notes (the “Amended Notes”) with Mr. Pickens, in connection with Note No. 1, dated September 5, 2019, in the original aggregate principal amount of $1.5 million and Note No. 2, dated February 13, 2020, in the original aggregate principal amount of $1.0 million (collectively, the “Original Notes”) and (2) the Omnibus Amendment to the Security Agreements (the “Amended

Security Agreements”, and together with the Amended Notes, the “Amendments”) with certain subsidiaries of the Company signatory thereto and the holder of the Original Notes, in connection with the Security Agreements between the Company, certain subsidiaries of the Company signatory thereto and the holder of the Original Notes, dated as of September 5, 2019 and February 13, 2020, respectively (the “Original Security Agreements”).

Pursuant to the Original Notes and the Original Security Agreements, the principal amount and accrued interest on the Original Notes were due and payable on September 5, 2020. Pursuant to the Amendments, the principal amount and accrued interest on the Amended Notes are due and payable on September 5, 2021.

In addition, the Subsidiaries (as defined in the Subsidiary Guarantee) jointly and severally agreed to guarantee and act as surety for the Company’s obligation to repay the Original Notes pursuant to subsidiary guarantees, dated September 5, 2019 and February 13, 2020, respectively, as amended by the Omnibus Amendments to Subsidiary Guarantees, dated August 24, 2020.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal controls through the oversight of the operations of the Company, and, based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of June 30, 2020, based on the frame-work in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of June 30, 2020.

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

Item 9B.   Other Information

None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

The following sets forth information concerning members of the Board of Directors:

Current Directors	Principal Occupation	Age as of June 30, 2020	Director Since
Thomas B. Pickens III	Chairman and Chief Executive Officer of Astrotech Corporation	63	2004
Mark Adams *	Founder and CEO, Waterloo Medical Solution, LLC	58	2007
Daniel T. Russler, Jr. *	Principal, Family Asset Management, LLC	57	2011
Ronald W. Cantwell *	President, VC Holdings, Inc.	76	2015
Tom Wilkinson *	Chief Executive Officer, Xplore Technologies	50	2018

* Indicates independent director

Directors

Thomas B. Pickens III

Chairman and Chief Executive Officer of Astrotech Corporation

Mr. Pickens currently serves as Chairman of the Board and Chief Executive Officer of Astrotech Corporation (Nasdaq: ASTC) and has held that position since January 2007. Mr. Pickens also currently serves as CEO of the Astrotech subsidiaries AgLAB Inc., BreathTech Corporation, and Astral Images Inc.

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

Mr. Pickens is currently the Chairman of the Board of Astrotech Corporation, 1st Detect Corporation, AgLAB, Inc., and BreathTech Corporation and was the Chairman of the Board of Xplore Technologies Corporation (Nasdaq: XPLR) until it was sold to Zebra Technologies (Nasdaq: ZBRA) in July 2018. He has served as the Chairman of the Board of Astrotech Space Operations, Inc., Beta Computer Systems, Inc., Catalyst Energy Corporation, United Thermal (NYSE), Century Power Corporation, Vidilia Hydroelectric Corporation, U.S. Utilities, Great Southern Water Corp. and South Carolina Water & Sewer, Inc. He has served as a member on the boards of Trenwick America Reinsurance Corporation, Spacehab Inc. (Nasdaq), Advocate MD, Optifab, Inc. (Nasdaq) and was the New York chapter Chairman of United Shareholders Association, a shareholders’ rights organization.

Mark Adams
CEO, Direct Biologics, LLC

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

Tom Wilkinson
Chief Executive Officer, Sonim Technologies

Mr. Wilkinson is the Chief Executive Officer of Sonim Technologies (Nasdaq:SONM) and the former Chief Executive Officer of Cipherloc Corporation (OTCBB:CLOK), where he continues to serve as Chairman of the Board and the former Chief Executive Officer of Xplore Technologies Corp. (Nasdaq:XPLR) which was sold to Zebra Technologies in July 2018. Prior to becoming the Chief Executive Officer of Xplore Technologies Corp., Mr. Wilkinson served as the Chief Financial Officer of this international rugged tablet company. Prior to his tenure at Xplore, he served as Chief Financial Officer for Amherst Holdings, a financial services company focused on real estate and real estate financing. In this role, Mr. Wilkinson took part in the successful sale of Amherst’s broker dealer subsidiary, significant capital generation for new strategies and the spin-off of one of the largest single-family equity businesses in the United States. Mr. Wilkinson was the co-founder and Managing Partner of PMB Helin Donovan, a multi-office regional accounting firm where he led the growth of the firm both organically and through acquisition to one of the top 200 firms in the United States. His clients included a large number of US Public Companies and international businesses.

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

Executive Officers of the Company

Set forth below is a summary of the background and business experience of the executive officers of the Company:

Name	Position(s)	Age as of June 30, 2020
Eric N. Stober	Chief Financial Officer, Treasurer and Secretary	42
Rajesh Mellacheruvu	Vice President and Chief Operating Officer	50

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

Rajesh (Raj) Mellacheruvu
Chief Executive Officer of 1st Detect, Vice President and Chief Operating Officer

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

Board of Directors

The Board held a total of eight meetings during fiscal 2020 and acted eleven times by written consent. All of our directors are expected to attend each meeting of our Board and the committees on which they serve and are encouraged to attend annual shareholder meetings, to the extent reasonably possible. All directors attended 96% of the aggregate of the meetings of our Board and committees on which they served in fiscal 2020 held during the period in which they served as directors. All five of the directors attended our 2019 annual meeting of shareholders.

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

Committees of the Board of Directors

During fiscal year 2020, the Board of Directors had three standing committees: an Audit Committee, a Compensation Committee, and a Corporate Governance and Nominating Committee.

Each such committee currently consists of three persons, and each member of the Audit, Compensation, and Corporate Governance and Nominating Committees meet the independence requirements of the Nasdaq’s Listing Rules.

Audit Committee

The Audit Committee is composed solely of independent directors that meet the requirements of Nasdaq and SEC rules and operates under a written charter adopted by the Audit Committee and approved by the Board of Directors. The charter is available on the Company’s website at www.astrotechcorp.com under the heading “For Investors.” The Audit Committee is responsible for appointing and compensating a firm of independent auditors to audit the Company’s financial statements, as well as oversight of the performance and review of the scope of the audit performed by the Company’s Independent Registered Public Accounting Firm. The Audit Committee also reviews audit plans and procedures, changes in accounting policies, and the use of the independent auditors for non-audit services. As of the end of fiscal year 2020, the Audit Committee consisted of Messrs. Cantwell (Chairman), Russler, and Wilkinson.

During fiscal year 2020, the Audit Committee met four times. The Board of Directors has determined that each of Messrs. Cantwell, Russler, and Wilkinson met the qualification guidelines as an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.

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

The Compensation Committee also administers the Company’s 2011 Stock Incentive Plan and 2008 Stock Incentive Plan in accordance with the terms and conditions set forth in those plans. As of the end of fiscal year 2020, the Compensation Committee consisted of Messrs. Wilkinson (Chairman), Russler, and Cantwell. During fiscal year 2020, the Compensation Committee met one time.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee was created by the Board of Directors. The Corporate Governance and Nominating Committee is comprised solely of independent directors that meet the requirements of Nasdaq and SEC rules and operates under a written charter adopted by the Corporate Governance and Nominating Committee and approved by the Board of Directors. The charter is available on the Company’s website at www.astrotechcorp.com under the heading “For Investors.” The primary purpose of the Corporate Governance and Nominating Committee is to provide oversight on the broad range of issues surrounding the composition and operation of the Board of Directors, including identifying individuals qualified to become Board of Directors members and recommending director nominees for the next Annual Meeting of Shareholders. As of the end of fiscal year 2020, the Corporate Governance and Nominating Committee consisted of Messrs. Russler (Chairman), Adams, and Wilkinson. During fiscal year 2020, the Corporate Governance and Nominating Committee did not meet.

Code of Ethics and Business Conduct

The Company’s Code of Ethics and Business Conduct applies to all directors, officers, and employees of Astrotech. The key principles of this code include acting legally and ethically, speaking up, getting advice, and dealing fairly with the Company’s shareholders. The Code of Ethics and Business Conduct is available on the Company’s website at www.astrotechcorp.com under the heading “For Investors” and a copy is available to the Company’s shareholders upon request. The Code of Ethics and Business Conduct meets the requirements for a “Code of Conduct” under Nasdaq Listing Rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. Such directors, executive officers, and greater than 10% shareholders are required by SEC regulation to furnish to the Company copies of all Section 16(a) forms they file. Due dates for the reports are specified by those laws, and the Company is required to disclose in this document any failure in the past fiscal year to file by the required dates. Based upon a review of the copies of such forms furnished to us, we believe that all filings required to be made pursuant to Section 16(a) of the Exchange Act during the year ended June 30, 2020 were filed in a timely manner.

Family Relationships

There are no family relationships between or among any of our directors and executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any legal proceeding in the past 10 years that would require disclosure under Item 401(f) of Regulation S-K promulgated under the Securities Act.

Item 11.  Executive Compensation

The following table and footnotes provide information on compensation for the services of our Named Executive Officers (“NEOs”) for fiscal year 2020 and, where required, fiscal year 2019.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Options ($)(2)	All Other Compensation ($)(3)	Total ($)
Thomas B. Pickens III;	2020	429,707	—	39,703	50,634	15,294	535,338
Chief Executive Officer	2019	421,049	—	21,262	58,958	33,618	534,887

Eric N. Stober;	2020	300,500	—	11,344	27,096	977	339,917
Chief Financial Officer	2019	294,716	—	6,075	31,550	14,891	347,232

Rajesh Mellacheruvu;	2020	278,009	—	39,703	34,779	2,395	354,887
Chief Operating Officer	2019	272,663	—	21,262	40,497	8,058	342,480

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

Cash Bonus Awards

During fiscal years 2020 and 2019, no cash bonus awards were given to the NEOs.

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

The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the 2011 Stock Incentive Plan is 3,012,197 shares of common stock. Any shares subject to an award under the 2011 Stock Incentive Plan that are forfeited or terminated, expire unexercised, lapse or are otherwise canceled in a manner such that the shares of common stock covered by such award are not issued may again be used for awards under the 2011 Stock Incentive Plan. A maximum of 3,012,197 shares of common stock may be issued upon exercise of incentive stock options. The maximum number of shares deliverable pursuant to awards granted under the 2011 Stock Incentive Plan is subject to adjustment by the Compensation Committee in the event of certain dilutive changes in the number of outstanding shares. Under the 2011 Stock Incentive Plan, the Company may issue authorized but unissued shares, treasury shares, or shares purchased by the Company on the open market or otherwise. In addition, the number of shares of common stock available for future awards is reduced by the net number of shares issued pursuant to an award.

On June 29, 2020, the Board of Directors approved an amendment to the 2011 Stock Incentive Plan to increase the aggregate number of shares of our common stock available under the 2011 Stock Incentive Plan by an additional 1,500,000 shares of common stock. This increased the number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the 2011 Stock Incentive Plan from 1,512,197 to 3,012,197 shares. Our stockholders approved the amendment at the 2019 annual shareholders’ meeting.

Outstanding Equity Awards at the End of Fiscal Year 2020

The following table shows certain information about equity awards as of June 30, 2020:

Name	Number of Securities Underlying Unexercised Options Exercisable (#)(2)	Number of Securities Underlying Unexercised & Unearned Options (#)(3)	Option Exercise Price ($)	Expiration Date	Number of Shares Not Yet Vested (#)	Market Value of Shares Not Yet Vested at Grant Date ($)
Thomas B. Pickens III	22,500	—	3.55	09/13/21	—	—
	20,000	—	6.00	08/21/22	—	—
	40,000	—	5.85	05/09/27	—	—
	—	—	—	—	23,333	79,332
Eric N. Stober	2,800	—	3.55	09/13/21	—	—
	2,000	—	6.00	08/21/22	—	—
	20,000	—	5.30	05/09/27	—	—
	—	—	—	—	6,667	22,668
Rajesh Mellacheruvu	8,000	—	2.83	04/07/25	—	—
	34,000	—	7.50	02/17/26	—	—
	25,671	—	5.30	05/09/27	—	—
	—	—	—	—	23,333	79,332
1.	All exercisable options will expire 90 days after the date of employee’s termination.
2.

Options granted on September 13, 2011 and August 21, 2012 vested upon the Company’s common stock achieving a closing price of $1.50 on October 21, 2013. These options expire 10 years from the grant date.

3.	Options granted vest in equal annual installments over a three-year period subject to the NEO’s continuous employment with the Company.

The following table provides information with respect to the vesting of each NEO’s outstanding exercisable options:

Schedule of Vested Astrotech Stock Option Grants	Amount Vested (#)
Thomas B. Pickens III	82,500
Eric N. Stober	24,800
Rajesh Mellacheruvu	67,671

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

Cash-Based Compensation

The Company’s directors, other than the Chairman of each the Audit, Compensation, and Corporate Governance and Nominating Committees, earn an annual stipend of $40,000. The Chairman of the Audit Committee earns an annual stipend of $55,000, the Chairman of the Compensation Committee earns an annual stipend of $47,500, and the Chairman of the Corporate Governance and Nominating Committee earns an annual stipend of $45,000, recognizing the additional duties and responsibilities of each of those roles. These stipends are generally paid on a biannual basis. During fiscal year 2020, the Board of Directors agreed to defer their annual stipend for the entire fiscal year along with meeting fees beginning in the fourth quarter of the fiscal year.

In addition, each non-employee director earns a meeting fee of $4,000 for each meeting of the Board of Directors attended by such director in person and $1,500 by conference call.

The Chairman of the Audit Committee earns $1,250 for attendance at Audit Committee meetings in person or by conference call; all other members of the Audit Committee earn $1,000 for attendance at meetings in person or by conference call. The Chairman of the Compensation Committee earns $1,000 for attendance at Compensation Committee meetings in person or by conference call; all other members of the Compensation Committee earn $750 for attendance at meetings in person or by conference call. The Chairman of the Corporate Governance and Nominating Committee earns $1,000 for attendance at Corporate Governance and Nominating Committee meetings in person or by conference call; all other members of the Corporate Governance and Nominating Committee earn $750 for attendance at meetings in person or by conference call. All directors are reimbursed ordinary and reasonable expenses incurred in exercising their responsibilities in accordance with the Business Expense Reimbursement policy applicable to all employees of the Company.

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

Fiscal Year 2020 Non-Employee Director Compensation Table

The table below provides the number of outstanding stock options and unvested restricted stock held by each non-employee director as of June 30, 2019.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Total ($)
Mark Adams	1,500	12,446	13,946
Daniel T. Russler, Jr.	6,000	12,446	18,446
Ronald W. Cantwell	6,750	25,346	32,096
Tom Wilkinson	6,000	17,016	23,016
Total	20,250	67,253	87,503

1.	During fiscal year 2020, the Board of Directors agreed to defer their annual stipends along with meeting fees beginning in the fourth quarter.

The table below provides the number of outstanding stock options and unvested restricted stock held by each non-employee director as of June 30, 2020.

Name	Aggregate Number of Options Outstanding (#)	Aggregate Number of Unvested Restricted Stock Shares Outstanding (#)
Mark Adams	17,000	3,333
Daniel T. Russler, Jr.	17,000	3,333
Ronald W. Cantwell	8,000	6,667
Tom Wilkinson	—	10,000
Total	42,000	23,333

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of June 30, 2020 certain information regarding the beneficial ownership of outstanding common stock held by (i) each person known by the Company to be a beneficial owner of more than 5% of any outstanding class of the Company’s capital stock, (ii) each of the Company’s directors and director nominees, (iii) the Company’s Chief Executive Officer and two most highly compensated executive officers at the end of the Company’s last completed fiscal year, and (iv) all directors and executive officers of the Company as a group. Unless otherwise described below, each of the persons listed in the table below has sole voting and investment power with respect to the shares indicated as beneficially owned by each party.

	Shares of Common Stock (#)	Unvested Restricted Stock Grants (#)	Shares Subject to Options Exercisable Within 60 Days of June 30, 2020	Preferred Shares with an Option to Convert on a 1:1 Basis	Total Number of Shares Beneficially Owned	Percentage of Class (1)
Certain Beneficial Owners
Huckleberry Investments LLP (2)	488,050	—	—	—	488,050	6.2%
Winn Interests, Ltd. (4)	662,723	—	—	—	662,723	8.3%
Non-Employee Directors: (3)
Mark Adams	109,670	3,333	17,000	—	130,003	1.6%
Daniel T. Russler	17,467	3,333	17,000	—	37,800	*
Ronald W. Cantwell	13,332	6,667	8,000	—	27,999	*
Tom Wilkinson	10,952	10,000	—	—	20,952	*
Named Executive Officers: (3)
Thomas B. Pickens III	1,575,018	23,333	82,500	280,898	1,961,749	23.9%
Eric Stober	96,628	6,667	24,800	—	128,095	1.6%
Rajesh Mellacheruvu	49,866	23,333	67,671	—	140,870	1.8%
All Directors and Executive Officers as a Group (7 persons)	1,872,933	76,666	216,971	280,898	2,447,468	29.3%

*Indicates beneficial ownership of less than 1% of the outstanding shares of common stock.

1.

Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Under Rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the number and percentage owned by any other person listed. As of June 30, 2020, we had 7,850,362 shares of common stock outstanding.

2.

Information based on Form 13G/A filed with the SEC by Huckleberry Investments LLP on February 10, 2020. Huckleberry Investments LLP, is a fund manager based in the United Kingdom with its principal business conducted at 28 Devereux Lane, London, SW13 8DA, UK.

3.	The applicable address for all non-employee directors and named executive officers is c/o Astrotech Corporation, 201 W. 5th Street, Suite 1275, Austin, Texas 78701.

Information based on shares owned as of our fiscal year 2019 proxy record date of May 8, 2020 and includes an additional 280,898 shares due to the conversion of Series C preferred shares on May 12, 2020.

5.

Equity Compensation Plan Information

The following table summarizes information, as of June 30, 2020, regarding our equity compensation plans pursuant to which grants of stock options, restricted stock, and other rights to acquire shares of the Company’s common stock may be granted from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders:
2008 Stock Incentive Plan	24,500	$3.69	—
2011 Stock Incentive Plan	300,813	$5.79	2,122,523
Equity compensation plans not approved by security holders:
None	—	$ —	—
Total	325,313	$5.63	2,122,523

Item 13.   Certain Relationships and Related Transactions

Related Party Transactions

During fiscal year 2020, the Company entered into two private placement transactions in the form of secured promissory notes totaling $2.5 million with Mr. Thomas B. Pickens, III, the Company’s Chief Executive Officer and Chairman of the Board of Directors. The promissory notes originally matured on September 5, 2020; however, on August 24, 2020, the Company and Mr. Pickens agreed to extend the maturity date of the promissory notes to September 5, 2021. Interest on the promissory notes accrues at 11% per annum. See Note 7 for more information.

Except as set forth above, there were no other transactions or series of similar transactions to which we were a party, and there is currently no proposed transactions or series of similar transactions to which we will be a party, in which the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

We have entered into employment agreements with certain named executive officers. For more information regarding these agreements, see the section in this annual statement entitled “Executive Compensation-Employment Agreements.”

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

Item 14.   Principal Accounting Fees and Services

The Company’s Independent Registered Public Accounting Firm

In June 2020, the Astrotech shareholders ratified Armanino LLP as independent registered public accounting firm to audit the Company’s financial statements.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements, for the review of the interim condensed consolidated financial statements included in quarterly reports, services that are normally provided by Armanino LLP in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation. The aggregate fees billed for the fiscal year 2020 for professional services rendered by Armanino LLP were $33,000. The aggregate fees billed for the fiscal year 2019 for professional services rendered by Armanino LLP were $37,500. The aggregate fees billed for the fiscal year 2019 for professional services rendered by BDO USA, LLP were $79,051.

Audit-Related Fees

There were no audit-related fees billed by or to be billed by Armanino LLP for the fiscal years ended June 30, 2020 and 2019.

Tax Fees

Tax fees consist of tax compliance and preparation and other tax services. Tax compliance and preparation consist of fees billed for professional services related to federal and state tax compliance and assistance with tax return preparation. This fee includes services charged related to our R&D tax credits. The aggregate fees billed for the fiscal year 2020 for professional services rendered by Armanino LLP were $4,740. The aggregate fees billed for the fiscal year 2019 for professional services rendered by Armanino LLP were $14,740. The aggregate fees billed for the fiscal year 2019 for professional services rendered by BDO USA, LLP were $1,020.

All Other Fees

The Company paid no other fees to Armanino LLP during the fiscal years 2020 and 2019.

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

3.5

Certificate of Designations of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, as filed with the Delaware Secretary of State on April 17, 2019. (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2019).

3.6

Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2020).

(4)	Instruments Defining the Rights of Security Holders, including Indentures

4.1	Form of Placement Agent's Warrant, issued on March 27, 2020 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 26, 2020).

4.2	Promissory Note due September 5, 2020. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 18, 2020).

4.3	Form of Placement Agent's Warrant, issued on March 30, 2020 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 30, 2020).

(10)	Material Contracts

10.1	Promissory Note due September 5, 2020. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 18, 2020).

10.2

Security Agreement, dated September 5, 2019, by and among the Company, certain of the Company’s subsidiaries and Thomas B. Pickens III (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 11, 2019).

10.3

Subsidiary Guarantee, dated September 5, 2019, made by certain of the Company’s subsidiaries in favor of Thomas B. Pickens III (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 11, 2019).

10.4

Security Agreement, dated February 13, 2020, by and among the Company, certain of the Company’s subsidiaries and Thomas B. Pickens III (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 18, 2020).

10.5

Subsidiary Guarantee, dated February 13, 2020, made by certain of the Company’s subsidiaries in favor of Thomas B. Pickens III (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 18, 2020).

10.6	Form of Securities Purchase Agreement, dated March 25, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 26, 2020.

10.7

Form of Securities Purchase Agreement, dated March 27, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 30, 2020).

10.8

Note, dated April 14, 2020, by and between Astrotech Corporation and Pioneer Bank SSB (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 20, 2020).

10.9

Omnibus Amendment to Promissory Notes, dated August 24, 2020, (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on August 26, 2020).

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

Date: September 8, 2020

By:	/s/ Eric N. Stober
Eric N. Stober
Chief Financial Officer and
Principal Accounting Officer

Date: September 8, 2020

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

/s/ Thomas B. Pickens III	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	September 8, 2020
Thomas B. Pickens III

/s/ Mark Adams	Director	September 8, 2020
Mark Adams

/s/ Ronald W. Cantwell	Director	September 8, 2020
Ronald W. Cantwell

/s/ Daniel T. Russler, Jr.	Director	September 8, 2020
Daniel T. Russler, Jr.

/s/ Tom Wilkinson	Director	September 8, 2020
Tom Wilkinson

/s/ Eric N. Stober	Chief Financial Officer (Principal Financial and Accounting Officer)	September 8, 2020
Eric N. Stober