Form 10-Q
period 2020-09-30
ASTROTECH Corp
filed 2020-11-13
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-34426

Astrotech Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	91-1273737
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

2028 E. Ben White Blvd., Suite 240-9530, Austin, Texas	78741
Address of Principal Executive Offices	Zip Code

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

As of November 9, 2020, the number of shares of the registrant’s common stock outstanding was: 18,557,754.

ASTROTECH CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2020	June 30, 2020
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$1,853	$3,349
Accounts receivable	52	101
Inventory:
Raw materials	114	416
Work-in-process	337	38
Finished goods	161	222
Income tax receivable	—	429
Prepaid expenses and other current assets	283	117
Total current assets	2,800	4,672
Property and equipment, net	100	99
Assets held for disposal	—	237
Operating leases, right-of-use assets, net	287	851
Other assets	—	71
Total assets	$3,187	$5,930
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	75	239
Payroll related accruals	473	433
Accrued expenses and other liabilities	676	627
Income tax payable	2	2
Term note payable - related party	2,500	2,500
Term note payable	330	210
Lease liabilities	198	339
Total current liabilities	4,254	4,350
Term note payable, net of current portion	211	332
Lease liabilities, net of current portion	166	623
Other liabilities	—	—
Total liabilities	4,631	5,305
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit)
Convertible preferred stock, $0.001 par value, 2,500,000 shares authorized; 280,898 shares of Series D issued and outstanding at September 30, 2020 and June 30, 2020	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized; 8,243,686 and 8,250,286 shares issued at September 30, 2020 and June 30, 2020, respectively; 7,843,770 and 7,850,362 shares outstanding at September 30, 2020 and June 30, 2020, respectively	190,599	190,599
Treasury stock, 399,916 shares at cost at September 30, 2020 and June 30, 2020	(4,129)	(4,129)
Additional paid-in capital	13,976	13,934
Accumulated deficit	(201,890)	(199,779)
Total stockholders’ equity (deficit)	(1,444)	625
Total liabilities and stockholders’ equity (deficit)	$3,187	$5,930

Note: The balance sheet at June 30, 2020, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by the United States generally accepted accounting principles for complete financial statements.

.

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2020	2019
Revenue	$140	$1
Cost of revenue	113	—
Gross profit	27	1
Operating expenses:
Selling, general and administrative	926	1,202
Research and development	609	855
Disposal of corporate lease	544	—
Total operating expenses	2,079	2,057
Loss from operations	(2,052)	(2,056)
Interest and other expense, net	(59)	(12)
Loss from operations before income taxes	(2,111)	(2,068)
Income tax benefit	—	—
Net loss	$(2,111)	$(2,068)
Weighted average common shares outstanding:
Basic and diluted	7,719	5,591
Basic and diluted net loss per common share:
Net loss	$(0.27)	$(0.37)
Total comprehensive loss	$(2,111)	$(2,068)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Preferred Stock
	Class C		Class D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at June 30, 2020	—	$—	281	$—	7,850	$190,599	$(4,129)	$13,934	$(199,779)	$625
Stock offering costs	—	—	—	—	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	—	—	—	—	—	49	—	49
Restricted stock cancellation	—	—	—	—	(6)	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	—	—	(2,111)	(2,111)
Balance at September 30, 2020	—	$—	281	$—	7,844	$190,599	$(4,129)	$13,976	$(201,890)	$(1,444)

	Preferred Stock
	Class C		Class D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2019	281	$—	281	$—	5,775	$190,571	$(4,129)	$7,964	$(191,698)	$2,708
Adjustment to opening retained earnings related to adoption of ASC Topic 842	—	—	—	—	—	—	—	—	230	230
Issuance of shares, net of offering issuance costs of $7	—	—		—	146	—	—	321	—	321
Stock-based compensation	—	—	—	—	—	—	—	78	—	78
Restricted stock issuance	—	—	—	—	5	26	—	—	—	26
Net loss	—	—	—	—	—	—	—	—	(2,068)	(2,068)
Balance at September 30, 2019	281	$—	281	$—	5,926	$190,597	$(4,129)	$8,363	$(193,536)	$1,295

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,111)	$(2,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation, net of forfeitures	44	104
Depreciation and amortization	81	141
Loss on disposal of assets	194	—
Changes in assets and liabilities:
Accounts receivable	49	—
Income tax receivable	429	—
Inventory	64	1
Accounts payable	(164)	(61)
Other assets and liabilities	(66)	53
Net cash used in operating activities	(1,480)	(1,830)
Cash flows from investing activities:
Purchases of property and equipment	(16)	—
Net cash used in investing activities	(16)	—
Cash flows from financing activities:
Proceeds from term note payable - related party	—	1,500
Proceeds from issuance of stock, net of offering issuance costs	—	321
Net cash provided by financing activities	—	1,821

Net change in cash and cash equivalents	(1,496)	(9)
Cash and cash equivalents at beginning of period	3,349	1,588
Cash and cash equivalents at end of period	$1,853	$1,579

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Income taxes paid	$—	$—
Impact to retained earnings from adoption of ASC Topic 842	$—	$230
Operating right-of-use assets and associated liabilities	$—	$1,608

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending June 30, 2021. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.

Our Business Units

Astrotech Technology, Inc.

Astrotech Technology, Inc. (“ATI”) owns and licenses the Astrotech Mass Spectrometer Technology™ (the “AMS Technology”), the platform mass spectrometry technology originally developed by 1st Detect Corporation (“1st Detect”). The intellectual property includes 37 patents granted with three additional patents in process along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to three wholly-owned subsidiaries of Astrotech, including to 1st Detect for use in the security and detection market, to AgLAB Inc. (“AgLAB”) for use in the agriculture market, and to BreathTech Corporation (“BreathTech”) for use in breath analysis.

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

In the United States, the Company is working with the Transportation Security Administration (“TSA”) towards Air Cargo certification. On March 27, 2018, the Company announced that the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) and, on April 4, 2018, the Company announced that the TRACER 1000 was beginning testing with TSA for passenger screening at airports. On November 14, 2019, the Company announced that the TRACER 1000 had been selected by the TSA’s Innovation Task Force (“ITF”) to conduct live checkpoint screening at Miami International Airport. With similar protocols as ECAC testing, the Company has received valuable feedback from all programs. Following ECAC certification and the Company's early traction within the cargo market, testing for cargo security continued with the TSA. With the COVID-19 pandemic, all testing within the TSA was put on hold; however, cargo non-detection testing resumed this summer, and the Company subsequently announced on September 9, 2020 that the TRACER 1000 passed the TSA’s ACSQT non-detection testing. TSA cargo detection testing is expected to resume this fall. Given the deterioration in air traffic caused by the pandemic, TSA certification testing for passenger checkpoint security has been put on indefinite hold.

Finally, on October 28, 2020, the Company announced that it had surpassed $1.0 million in purchase orders for the TRACER 1000 and an additional $1.0 million in future service and support commitments, also announcing DHL (Deutsche Post AG) as its largest flagship customer.

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

On October 20, 2020, the Company announced a joint development agreement with the Cleveland Clinic Foundation to explore leveraging the BreathTest-1000 to rapidly screen for COVID-19 or related indicators. The goal of the agreement is to develop a non-invasive device that will use breath samples to identify COVID-19 strains, with the potential to provide a low-cost, self-service screening option that could be deployed on a large-scale.

(2) Going Concern

The Company’s annual report on Form 10-K for the fiscal year ended June 30, 2020 indicated substantial doubt as to its ability to continue as a going concern. On October 23, 2020, the Company completed a public offering of its common stock, raising gross proceeds of $18.0 million, and on October 30, 2020, the Company also completed a registered direct offering of its common stock, raising gross proceeds of $6.2 million (see Note 15 for more information). The Company believes that this solves its liquidity issue, and the Company no longer has substantial doubt about its ability to continue as a going concern.

Impact of COVID-19 Pandemic

The Company has taken what it believes are necessary precautions to safeguard its employees from the COVID-19 pandemic. The Company continues to follow the Centers for Disease Control and Prevention’s (“CDC”) guidance and the recommendations and restrictions provided by state and local authorities. All of the Company’s employees who do not work in a lab setting are currently on a telecommunication work arrangement and have been able to successfully work remotely. The Company’s lab requires in-person staffing and the Company has been able to continue to operate its lab, minimizing infection risk to lab staff through a combination of social distancing and appropriate protective equipment. There can be no assurance, however, that key employees will not become ill or that the Company will be able to continue to operate its labs.

The continuing impact that the COVID-19 pandemic will have on the Company’s operations, including duration, severity, and scope, remains highly uncertain and cannot be fully predicted at this time. Accordingly, the Company believes that the COVID-19 pandemic could continue to adversely impact its results of operations, cash flows, and financial condition in the future.

As the Company’s business operations continue to be impacted by the pandemic, the Company continues to monitor the situation and the guidance that is being provided by relevant federal, state, and local public health authorities. The Company may take additional actions based upon their recommendations. However, it is possible that the Company may have to make further adjustments to its operating plans in reaction to developments that are beyond its control.

(3) Leases

As of July 1, 2019, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02 Leases: Topic 842 (“Topic 842”), using the modified retrospective method of adoption. Astrotech elected to use the transition option that allowed the Company to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The adoption of Topic 842 resulted in an adjustment to accumulated deficit of $230 thousand at the beginning of fiscal year 2020.

The Company had two existing facility leases and several small equipment leases. Astrotech leased office space consisting of 5,219 square feet in Austin, Texas that housed executive management, finance and accounting, sales, and marketing and communications. The lease began in November 2016 and originally expired in December 2023. On August 3, 2020, the Company decided to terminate the lease. Upon lease termination, the Company recognized a decrease in the related operating right-of-use (“ROU”) asset and operating lease liability of approximately $506 thousand and $540 thousand, respectively.

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

The balance sheet presentation of the Company’s operating and finance leases is as follows:

(In thousands)	Classification on the Condensed Consolidated Balance Sheet	September 30, 2020
Assets:
Operating lease assets	Operating leases, right-of-use assets, net	$287
Financing lease assets	Property and equipment, net	52
Total lease assets		$339

Liabilities:
Current:
Operating lease obligations	Lease liabilities, current	$188
Financing lease obligations	Lease liabilities, current	10
Non-current:
Operating lease obligations	Lease liabilities, non-current	129
Financing lease obligations	Lease liabilities, non-current	37
Total lease liabilities		$364

Future minimum lease payments under non-cancellable leases are as follows:

(In thousands)
For the Year Ended June 30,	Operating Leases	Financing Leases	Total
2021	$160	$9	$169
2022	182	12	194
2023	6	12	18
2024	—	12	12
2025	—	8	8
Thereafter	—	—	—
Total lease obligations	348	53	401
Less: imputed interest	31	6	37
Present value of net minimum lease obligations	317	47	364
Less: lease liabilities - current	188	10	198
Lease liabilities - non-current	$129	$37	$166

Other information as of September 30, 2020 is as follows:

Weighted-average remaining lease term (years):
Operating leases	1.2
Financing leases	4.4
Weighted-average discount rate:
Operating leases	11.0%
Financing leases	6.2%

Cash payments for operating leases for the three months ended September 30, 2020 and September 30, 2019 totaled $70 thousand and $96 thousand, respectively. Cash payments for financing leases for the three months ended September 30, 2020 and September 30, 2019 totaled $3 thousand and $0, respectively.

(4) Property and Equipment

As of September 30, 2020 and June 30, 2020, property and equipment, net consisted of the following:

(In thousands)	September 30, 2020	June 30, 2020
Furniture, fixtures, equipment & leasehold improvements	$1,935	$2,522
Software	315	326
Capital improvements in progress	8	—
Gross property and equipment	2,258	2,848
Accumulated depreciation	(2,158)	(2,512)
Property held for disposal, net	—	(237)
Property and equipment, net	$100	$99

Depreciation expense of property and equipment for the three months ended September 30, 2020 and September 30, 2019 were $22 thousand and $59 thousand, respectively.

On August 3, 2020, the Company terminated its corporate office lease in Austin, Texas and wrote-off the remaining net book value of the related leasehold improvement assets in the amount of $229 thousand.

(5) Stockholders’ Equity (Deficit)

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

Warrants

A summary of the common stock warrant activity for the three months ended September 30, 2020 is presented below:

	Shares (In thousands)	Weighted Average Exercise Price	Aggregate Fair Market Value at Issuance (In thousands)	Weighted Average Remaining Contractual Term (Years)
Outstanding June 30, 2020	86	$5.14	$194	4.74
Warrants issued	—	—	—	—
Warrants exercised	—	—	—	—
Warrants expired	—	—	—	—
Outstanding September 30, 2020	86	$5.14	$194	4.49

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
Issue Date	Classification	Exercise Price	Expiration Date	September 30, 2020	June 30, 2020
March 26, 2020	Equity	$6.25	March 25, 2025	24,780	24,780
March 30, 2020	Equity	$4.69	March 27, 2025	61,133	61,133
Total Outstanding				85,913	85,913

Nasdaq Compliance

As previously noted in our Form 10-K for the fiscal year ended June 30, 2020, the Company was not in compliance with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq Capital Market because its stockholders’ equity was below the required minimum of $2.5 million at June 30, 2020. On September 11, 2020, the Company received a notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) stating that it was not in compliance with the required stockholder’s equity of $2.5 million.

The Notice had no immediate effect on the Company’s listing on The Nasdaq Capital Market. The Company originally had until October 26, 2020 to submit a plan to regain compliance with the minimum stockholders’ equity requirement; however, Nasdaq granted an extension of the deadline to submit a plan until November 2, 2020.

On October 23, 2020, the Company closed a public offering of its common stock for gross proceeds of $18.0 million. The Company believes that, following this offering, it is now in compliance with the minimum stockholders’ equity requirement. On October 30, 2020, the Company filed Form 8-K disclosing this information as part of an alternative proposed by Nasdaq to its submitting a plan to regain compliance. See Note 15 for more information.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share:

	Three Months Ended September 30,
(In thousands, except per share data)	2020	2019
Numerator:
Net loss	$(2,111)	$(2,068)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	7,719	5,591
Basic and diluted net loss per common share:
Net loss	$(0.27)	$(0.37)

All unvested restricted stock awards for the three months ended September 30, 2020 are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 324,661 shares of common stock at exercise prices ranging from $1.85 to $8.35 per share outstanding as of September 30, 2020 were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

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

An additional factor is reasonable assurance of collectability. This necessitates deferral of all or a portion of revenue recognition until collection. During the three months ended September 30, 2020, the Company had one material revenue source that comprised $134 thousand. During the three months ended September 30, 2019, the Company had one revenue source. Revenue was recognized at a point in time consistent with the guidelines in Topic 606.

The Company disaggregates revenue by reporting segment to depict the nature of revenue in a manner consistent with its business operations and to be consistent with other communications and public filings. Refer to Note 14 for additional details of revenues by reporting segment.

Contract Assets and Liabilities. The Company enters into contracts to sell products and provide services, and it recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to Topic 606 and, at times, recognize revenue in advance of the time when contracts give us the right to invoice a customer. The Company may also receive consideration, per the terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as deferred revenue. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before services have been performed. In such instances, the Company records a deferred revenue liability. The Company recognizes these contract liabilities as sales after all revenue recognition criteria are met.

Practical Expedients. In cases where the Company is responsible for shipping after the customer has obtained control of the goods, the Company has elected to treat the shipping activities as fulfillment activities rather than as a separate performance obligation. Additionally, the Company has elected to capitalize the cost to obtain a contract only if the period of amortization would be longer than one year. The Company only gives consideration to whether a customer agreement has a financing component if the period of time between transfer of goods and services and customer payment is greater than one year.

Product Sales. The Company recognizes revenue from sales of products upon shipment or delivery when control of the product transfers to the customer, depending on the terms of each sale, and when collection is probable. In the circumstance where terms of a product sale include subjective customer acceptance criteria, revenue is deferred until the Company has achieved the acceptance criteria unless the customer acceptance criteria are perfunctory or inconsequential. The Company generally offers customers payment terms of less than one year.

Freight. The Company records shipping and handling fees that it charges to its customers as revenue and related costs as cost of goods sold.

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

The standalone selling price for each performance obligation is an amount that depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the good or service. When there is only one performance obligation associated with a contract, the entire amount of consideration is attributed to that obligation. When a contract contains multiple performance obligations the standalone selling price is first estimated using the observable price, which is generally a list price net of applicable discount or the price used to sell the good or service in similar circumstances. In circumstances when a selling price is not directly observable, the Company will estimate the standalone selling price using information available to it including its market assessment and expected cost plus margin.

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

As of September 30, 2020, the fair value of the Company’s cash and cash equivalents approximate their carrying value due to their short-term nature.

(9) Debt

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

On August 24, 2020, the Company and Mr. Pickens agreed to extend the Maturity Date of both the notes and payment of accrued interest to September 5, 2021.

On April 14, 2020, the Company entered into the PPP Promissory Note for $542 thousand with a commercial bank under the CARES Act. The PPP Promissory Note bears interest at a rate of 1.0% per annum. Payments are due monthly beginning November 10, 2020. The remaining principal amount of the PPP Promissory Note along with any unpaid interest is due on April 1, 2022. The principal and interest may be forgiven if the proceeds are used for forgivable purposes as defined by the terms in the PPP Promissory Note, and the Company has used the proceeds from the PPP Promissory Note for forgivable purposes as defined by the terms of the PPP Promissory Note. Interest expense for the three months ended September 30, 2020 was approximately $1 thousand.

Subsequent to the end of the quarter, the Company has applied for forgiveness under the provisions of the CARES Act and escrowed the balance of the note with the lender. Forgiveness is subject to the sole approval of the Small Business Administration and it may deny our application for forgiveness in whole or in part. See Note 15 for more information.

(10) Business Risk and Credit Risk Concentration Involving Cash

For the three months ended September 30, 2020, the Company had one customer that materially comprised all of the Company’s revenue. All of the Company’s revenue for the three months ended September 30, 2019 came from a single different customer.

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation of $250 thousand per depositor. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what we believe to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(11) Common Stock Compensation

Stock Option Activity Summary

The Company’s stock option activity for the three months ended September 30, 2020 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at June 30, 2020	325	$5.68
Granted	—	—
Exercised	—	—
Canceled or expired	(1)	5.30
Outstanding at September 30, 2020	324	$5.68

The aggregate intrinsic value of options exercisable at September 30, 2020 was $0, as the fair value of the Company’s common stock is less than the exercise prices of these options. The remaining stock-based compensation expense of $2 thousand related to stock options will be recognized over a weighted-average period of 2.03 years.

The table below details the Company’s stock options outstanding as of September 30, 2020:

Range of exercise prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Options Exercisable Weighted- Average Exercise Price
$1.85 – 3.55	76,500	2.53	$3.43	66,500	$3.43
$5.30 – 5.85	118,161	6.61	5.49	113,203	5.49
$6.00 – 8.35	130,000	4.14	7.19	86,000	6.59
$1.85 – 8.35	324,661	4.66	$5.68	265,703	$5.33

Compensation costs recognized related to stock option awards were $0 and $44 thousand for the three months ended September 30, 2020, and 2019, respectively.

Restricted Stock

The Company’s restricted stock activity for the three months ended September 30, 2020, is as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Outstanding at June 30, 2020	133	$3.95
Granted	—	—
Vested	(1)	2.47
Canceled or expired	(7)	3.59
Outstanding at September 30, 2020	125	$3.99

Stock compensation expenses related to restricted stock were $44 thousand and $60 thousand for the three months ended September 30, 2020, and 2019, respectively. The remaining stock-based compensation expense of $232 thousand related to restricted stock awards granted will be recognized over a weighted-average period of 1.23 years.

(12) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2020, the Company established a valuation allowance against all of its net deferred tax assets.

For the each of the three months ended September 30, 2020 and 2019, the Company incurred pre-tax losses in the amount of $2.1 million. The total effective tax rate was approximately 0% for the each of the three months ended September 30, 2020 and 2019.

For the each of the three months ended September 30, 2020 and 2019, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against its net deferred tax assets.

The CARES Act was signed into law on March 27, 2020. The CARES Act provided certain tax relief measures including the acceleration of the alternative minimum tax (“AMT”) credit previously paid. The CARES Act allows for the acceleration of the refundable AMT credit up to 100% of the AMT credit. In response to the impact of the CARES Act, the Company received the remaining AMT credit of $429 thousand for AMT previously paid during the three months ended September 30, 2020.

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had no unrecognized tax benefit for the three months ended September 30, 2020 or 2019.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized; as such, the Company is subject to examination for the fiscal years ended 2001 through present for federal purposes and fiscal years ended 2006 through present for state purposes.

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

All intercompany transactions between business units have been eliminated in consolidation.

Key financial metrics of the Company’s segments are as follows:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(In thousands)	Revenue	Depreciation	Loss before Income Taxes	Revenue	Depreciation	Loss before Income Taxes
1st Detect	$140	$22	$(1,410)	$1	$59	$(2,068)
AgLAB	—	—	(701)	—	—	—
Total	$140	$22	$(2,111)	$1	$59	$(2,068)

	September 30, 2020			June 30, 2020
(In thousands)	Fixed Assets, Net	Total Capital Expenditures (1)	Total Assets	Fixed Assets, Net	Total Capital Expenditures (2)	Total Assets
1st Detect	$100	$16	$3,187	$99	$—	$5,930
AgLAB	—	—	—	—	—	—
Total	$100	$16	$3,187	$99	$—	$5,930

(1)	Total capital expenditures are for the three months ended September 30, 2020.
(2)	Total capital expenditures are for the twelve months ended June 30, 2020.

(15) Subsequent Events

Cash Reserve Agreement

As previously reported, on April 14, 2020, the Company entered into the PPP Promissory Note with a commercial bank (the “Bank”) under the CARES Act. On October 19, 2020, the Company and the Bank entered into a Cash Reserve Agreement wherein the Company agreed to deliver to the Bank an amount equal to $541,500 (the “Cash Amount”), to be held in in a separate account in accordance with the terms and conditions of the Cash Reserve Agreement for the purpose of establishing a source of payment for the Company’s obligations to repay and/or obtain forgiveness of the PPP Promissory Note.

The Cleveland Clinic Agreement

On October 20, 2020, the Company issued a press release announcing that its subsidiary BreathTech Corporation signed a joint development and option agreement (the “Agreement”) with the Cleveland Clinic Foundation (the “Cleveland Clinic”). Pursuant to the Agreement, the Company and the Cleveland Clinic will collaborate in efforts to develop a rapid breath test for coronavirus infection or related indicators, using the Company’s mass spectrometry technology and collection of data related thereto through an investigator initiated clinical study performed by the Cleveland Clinic.

Public Offerings of Common Stock

On October 21, 2020, the Company entered into a Securities Purchase Agreement (the “First Purchase Agreement”) with certain purchasers named therein, pursuant to which the Company agreed to issue and sell 7,826,086 shares (the “Public Offering Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an offering price of $2.30 per share (the “Public Offering”).

The Public Offering resulted in gross proceeds of approximately $18.0 million before deducting the placement agent’s fees and related offering expenses.

Pursuant to an engagement agreement dated July 23, 2020, as amended, the Company engaged H.C. Wainwright & Co., LLC (the “Placement Agent”) to act as the Company’s exclusive placement agent in connection with the Public Offering. The Company will issue to the Placement Agent, or its designees, warrants (the “Placement Agent’s Warrants No. 1”) to purchase up to 469,565 shares of Common Stock, which represents 6.0% of the Public Offering Shares sold in the Public Offering. The Placement Agent’s Warrants No. 1 have an exercise price of $2.875 per share, which represents 125% of the per share offering price of the Public Offering Shares and a termination date of October 21, 2025.

On October 28, 2020, the Company entered into a Securities Purchase Agreement (the “Second Purchase Agreement”) with certain purchasers named therein, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Registered Offering”), 2,887,906 shares (the “Registered Offering Shares”) of the Company’s Common Stock, at an offering price of $2.15 per share.

The Registered Offering resulted in gross proceeds of approximately $6.2 million before deducting the placement agent’s fees and related offering expenses.

Pursuant to an engagement agreement dated July 23, 2020, as amended, the Company engaged the Placement Agent to act as the Company’s exclusive placement agent in connection with the Registered Offering. The Company will also issue to the Placement Agent, or its designees, warrants (the “Placement Agent’s Warrants No. 2”) to purchase up to 173,274 shares of Common Stock, which represents 6.0% of the Registered Offering Shares sold in the Registered Offering. The Placement Agent’s Warrants No. 2 have an exercise price of $2.6875 per share, which represents 125% of the per share offering price of the Registered Offering Shares and a termination date of October 28, 2025.

NASDAQ Compliance

On November 3, 2020, the Company received a letter from NASDAQ stating that based on the Form 8-K filed by the Company on October 30, 2020, Nasdaq has determined that the Company complies with the Listing Rule 5550(b)(1).

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

•	Our ability to raise sufficient capital to meet our long and short-term liquidity requirements;
•	Our ability to successfully pursue our business plan and execute our strategy, including our recent collaboration with the Cleveland Clinic;
•	Our ability to continue as a going concern;
•	The effect of economic and political conditions in the United States or other nations that could impact our ability to sell our products and services or gain customers;
•	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by governmental or commercial customers;
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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate; therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our 2020 Annual Report on Form 10-K, elsewhere in this Quarterly Report on Form 10-Q, or in the documents incorporated by reference herein. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events, or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the Securities and Exchange Commission (“SEC”) or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Quarterly Report on Form 10-Q and in prior or subsequent communications.

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

The Company’s efforts are focused on commercializing its platform mass spectrometry technology through its wholly-owned subsidiaries:

•	Astrotech Technology, Inc. (“ATI”) owns and licenses intellectual property related to the Astrotech Mass Spectrometer Technology™ (the “AMS Technology”).
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

Our Business Units

Astrotech Technology, Inc.

ATI owns and licenses the AMS Technology, the platform mass spectrometry technology originally developed by 1st Detect. The intellectual property includes 37 granted patents and three additional patents in process along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to three wholly-owned subsidiaries of Astrotech, including to 1st Detect for use in the security and detection market, to AgLAB for use in the agriculture market, and to BreathTech for use in breath analysis.

1st Detect Corporation

1st Detect, an exclusive licensee of ATI for the security and detection market, has developed the TRACER 1000™, the world’s first mass spectrometer (“MS”) based explosives trace detector (“ETD”) certified by the European Civil Aviation Conference (“ECAC”), designed to replace the ETDs used at airports, cargo facilities, secured facilities, and borders worldwide. We believe that ETD customers are unsatisfied with the currently deployed ETD technology, which is driven by ion mobility spectrometry (“IMS”). We believe that IMS-based ETDs are fraught with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing unnecessary delays, frustration, and significant wasted security resources. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those several explosives of largest concern. Adding additional compounds to the detection library of an IMS-based ETD fundamentally reduces the instrument’s performance, further increasing the likelihood of false alarms. In contrast, adding additional compounds does not degrade the TRACER 1000’s detection capabilities, as it has a virtually unlimited and easily expandable threat library. With terrorist threats becoming more numerous, sophisticated, and lethal, security professionals have been looking for better instrumentation, and specifically for mass spectrometry, to address the evolving threats, but mass spectrometry has long been too expensive, too cumbersome, and not practical for security applications until the launch of the TRACER 1000.

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

In the United States, we are working with the Transportation Security Administration (“TSA”) towards Air Cargo certification. On March 27, 2018, we announced that the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) and, on April 4, 2018, we announced that the TRACER 1000 was beginning testing with TSA for passenger screening at airports. On November 14, 2019, we announced that the TRACER 1000 had been selected by the TSA’s Innovation Task Force to conduct live checkpoint screening at Miami International Airport. With similar protocols as ECAC testing, we have received valuable feedback from all programs. Following ECAC certification and the Company's early traction within the cargo market, testing for cargo security continued with the TSA. With the COVID-19 pandemic, all testing within the TSA was put on hold; however, cargo non-detection testing resumed this summer, and we subsequently announced on September 9, 2020 that the TRACER 1000 passed the TSA’s ACSQT non-detection testing. We expect TSA cargo detection testing to resume this fall. Given the deterioration in air traffic caused by the pandemic, TSA certification testing for passenger checkpoint security has been put on indefinite hold.

Finally, on October 28, 2020, the Company announced that it had surpassed $1.0 million in purchase orders for the TRACER 1000 and an additional $1.0 million in future service and support commitments, also announcing DHL (Deutsche Post AG) as its largest flagship customer.

AgLAB Inc.

AgLAB, an exclusive licensee of ATI for the agriculture market, has developed the AgLAB-1000™ series of mass spectrometers for process control and in the detection of trace levels of solvents and pesticides. The AgLAB product line is a derivative of the Company’s core AMS Technology. The AMS Technology provides a significant competitive advantage due to its small size, rugged design, quick analysis, ease of use, and affordability. These attributes are valuable for agriculture applications in both processing facilities and in the field.

BreathTech Corporation

BreathTech, an exclusive licensee of ATI for breath analysis, is developing the BreathTest-1000™, a breath analysis tool to screen for VOC metabolites found in a person’s breath that could indicate they may have an infection, including COVID-19 or pneumonia.

Development of the BreathTest-1000 follows the Company’s positive results in pre-clinical trials for the BreathDetect-1000™, a rapid self-serve breathalyzer that detects bacterial infections in the respiratory tract, including pneumonia.  The pre-clinical trials were conducted in collaboration with UT Health San Antonio in 2017.

On October 20, 2020, we announced a joint development agreement with the Cleveland Clinic Foundation to explore leveraging the BreathTest-1000 to rapidly screen for COVID-19 or related indicators. The goal of the agreement is to develop a non-invasive device that will use breath samples to identify COVID-19 strains, with the potential to provide a low-cost, self-service screening option that could be deployed on a large-scale.

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

Results of Operations

Three months ended September 30, 2020, compared to three months ended September 30, 2019:

Selected consolidated financial data for the quarters ended September 30, 2020, and 2019 is as follows:

	Three Months Ended September 30,
(In thousands)	2020	2019
Revenue	$140	$1
Cost of revenue	113	—
Gross profit	27	1
Gross margin	19%	100%
Operating expenses:
Selling, general and administrative	926	1,202
Research and development	609	855
Disposal of corporate lease	544	—
Total operating expenses	2,079	2,057
Loss from operations	(2,052)	(2,056)
Interest and other expense, net	(59)	(12)
Income tax benefit	—	—
Net loss	$(2,111)	$(2,068)

Revenue – Total revenue increased $139 thousand during the first quarter of fiscal 2021, compared to the first quarter of fiscal 2020. Substantially all of the revenue generated in the first quarter of fiscal 2021 was from the sales of our TRACER 1000 units. All of the revenue generated in the first quarter of fiscal 2020 was associated with the sale of components related to prior iterations of our MS technology.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. In the first quarter of fiscal 2021, cost of revenue was comprised of labor, materials, shipping, and overhead related to the sale of TRACER 1000 units. No such costs were recognized during the first quarter of fiscal 2020.

Operating Expenses – Operating expenses increased $22 thousand, or 1%, during the first quarter of fiscal 2021, compared to the first quarter of fiscal 2020. Significant changes to operating expenses include the following:

•

Selling, general and administrative decreased $276 thousand, or 23%, due to decreases in office rent, utilities, and parking associated with the former corporate office space. In addition, due to COVID-19, our expenses related to travel and conferences also decreased. Finally, we also had decreases in compensation and related expenses due to a reduction in headcount.

•

Research and development decreased $246 thousand, or 29%, during the first quarter of fiscal 2021, compared to the first quarter of fiscal 2020. This decrease is mainly due to decreases in compensation and related expenses as well as less materials purchased for R&D purposes as development of the core AMS Technology is largely complete.

•

Disposal of long-lived assets increased $544 thousand due to our termination of our corporate office lease and the disposal of the leasehold improvement assets and right-of-use assets and lease liabilities associated with that lease. As a result of this termination, our net cash savings will be approximately $870 thousand over the next three years.

Income Taxes – Income tax benefit did not change during the first quarter of fiscal 2021, compared to the first quarter of fiscal 2020. The realization of tax benefits depends on the existence of future taxable income. Pursuant to ASC 740 “Income Taxes”, a valuation allowance has been established on all the Company’s deferred tax assets.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents:

	Three Months Ended September 30,
(In thousands)	2020	2019	Change
Change in cash and cash equivalents:
Net cash used in operating activities	$(1,480)	$(1,830)	$350
Net cash used in investing activities	(16)	—	(16)
Net cash provided by financing activities	—	1,821	(1,821)
Net change in cash and cash equivalents	$(1,496)	$(9)	$(1,487)

Cash and Cash Equivalents

As of September 30, 2020, we held cash and cash equivalents of $1.9 million, and our working capital was approximately ($1.5) million. As of June 30, 2020, we had cash and cash equivalents of $3.3 million, and our working capital was approximately $0.3 million. Cash and cash equivalents decreased $1.5 million as of September 30, 2020, compared to June 30, 2020, due to funding our normal operating activities and research and development initiatives.

Operating Activities

Cash used in operating activities decreased $0.4 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to a decrease in accounts receivable due to receiving the remaining alternative minimum tax (“AMT”) credit.

Investing Activities

Cash used in investing activities increased $16 thousand for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, due to purchases of property and equipment.

Financing Activities

Cash provided by financing activities decreased $1.8 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, due to a note payable from a related party as well as the sale of shares of common stock through an “at the market offering” program (the “ATM Offering”) in the prior period.

Liquidity

Our annual report on Form 10-K for the fiscal year ended June 30, 2020 indicated substantial doubt as to our ability to continue as a going concern. On October 23, 2020, we completed a public offering of our common stock, raising gross proceeds of $18.0 million, and on October 30, 2020, we also completed a registered direct offering of our common stock, raising gross proceeds of $6.2 million. We believe this solves our liquidity issue, and we no longer have substantial doubt about our ability to continue as a going concern. We will continue to evaluate opportunities to further strengthen our liquidity, including selling the Company or a portion thereof, licensing some of our technology, raising additional funds through the capital markets, debt financing, equity financing, merging, or engaging in a strategic partnership.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2020, the Company established a valuation allowance against all of its net deferred tax assets.

For the each of the three months ended September 30, 2020 and 2019, the Company incurred pre-tax losses in the amount of $2.1 million. The total effective tax rate was approximately 0% for the each of the three months ended September 30, 2020 and 2019.

For the each of the three months ended September 30, 2019 and 2019, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against its net deferred tax assets.

The CARES Act was signed into law on March 27, 2020. The CARES Act provided certain tax relief measures including the acceleration of the alternative minimum tax (“AMT”) credit previously paid. The CARES Act allows for the acceleration of the refundable AMT credit up to 100% of the AMT credit. In response to the impact of the CARES Act, the Company received the remaining AMT credit of $429 thousand for AMT previously paid during the three months ended September 30, 2020.

ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had no unrecognized tax benefit for the three months ended September 30, 2020 or 2019.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized; as such, the Company is subject to examination for the fiscal years ended 2001 through present for federal purposes and fiscal years ended 2006 through present for state purposes.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020, or June 30, 2020.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 2020, we are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations, or cash flows. From time to time, we are subject to legal proceedings and business disputes involving ordinary routine legal matters and claims incidental to our business. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements or awards against us. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense.

ITEM 1A. RISK FACTORS

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

As of September 30, 2020, we had an accumulated deficit of approximately $201.9 million and a reported net loss of $2.1 million for the three months ended September 30, 2020. We are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely experience significant decline.

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

As previously noted in our Form 10-K for the fiscal year ended June 30, 2020, we were not in compliance with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq Capital Market because our stockholders’ equity was below the required minimum of $2.5 million at June 30, 2020. On September 11, 2020, we received a notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) stating that we were not in compliance with the required stockholder’s equity of $2.5 million.

The Notice has no immediate effect on our listing on The Nasdaq Capital Market. The Company originally had until October 26, 2020 to submit a plan to regain compliance with the minimum stockholders’ equity requirement; however, Nasdaq granted an extension of the deadline to submit a plan until November 2, 2020. If our plan to regain compliance is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Notice to evidence compliance (the “Compliance Period”).

On October 23, 2020, the Company closed a public offering of its common stock for gross proceeds of $18.0 million. On November 3, 2020, the Company received a letter from NASDAQ stating that based on the Form 8-K filed by the Company on October 30, 2020, Nasdaq has determined that the Company complies with the Listing Rule 5550(b)(1).

There is substantial doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to operate in the future. The report of our independent registered public accounting firm also includes an explanatory paragraph about our ability to continue as a going concern.

Our annual report on Form 10-K for the fiscal year ended June 30, 2020 indicated substantial doubt as to our ability to continue as a going concern. On October 23, 2020, we completed a public offering of our common stock, raising gross proceeds of $18.0 million, and on October 30, 2020, we also completed a registered direct offering of our common stock, raising gross proceeds of $6.2 million. We believe this solves our liquidity issue, and we no longer have substantial doubt about our ability to continue as a going concern.

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

Our Certificate of Incorporation authorizes 50,000,000 shares of common stock, of which 18,557,754 were outstanding as of November 9, 2020, and our Board is authorized to issue additional shares of our common stock. In addition, our Certificate of Incorporation authorizes 2,500,000 shares of “blank check preferred stock.” Shares of “blank check preferred stock” may be issued in such series and with such rights, privileges, and limitations as the Board may, in its sole discretion, determine. Our Board has designated 300,000 shares as Series A Junior Preferred Stock, none of which are outstanding. The Board has also designated Series C and Series D Preferred Stock, of which no shares and 280,898 shares are outstanding, respectively, as of November 9, 2020.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description	Incorporation by Reference
3.1	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on July 1, 2020.

10.1	Omnibus Amendment to Promissory Notes, dated August 24, 2020.	Exhibit 10.1 to Form 8-K filed on August 25, 2020.

10.2	Acknowledgment, Consent and Affirmation of Guarantors, dated August 24, 2020.	Exhibit 10.2 to Form 8-K filed on August 25, 2020.

10.3	Omnibus Amendment to Security Agreements, dated August 24, 2020, by and among the Company, certain of the Company’s subsidiaries and Thomas B. Pickens III.	Exhibit 10.3 to Form 8-K filed on August 25, 2020.

10.4	Omnibus Amendment to Subsidiary Guarantees, dated August 24, 2020, made by certain of the Company’s subsidiaries in favor of Thomas B. Pickens III.	Exhibit 10.4 to Form 8-K filed on August 25, 2020.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.	Filed herewith.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2020 formatted in eXtensible Business Reporting Language: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: November 13, 2020	/s/ Eric Stober
Eric Stober
Chief Financial Officer and Principal Accounting Officer