Form 10-Q
period 2020-12-31
ASTROTECH Corp
filed 2021-02-16
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

As of February 12, 2021, the number of shares of the registrant’s common stock outstanding was: 19,731,600.

ASTROTECH CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2020	June 30, 2020
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$22,121	$3,349
Restricted cash	542	—
Accounts receivable	95	101
Inventory:
Raw materials	173	416
Work-in-process	221	38
Finished goods	194	222
Income tax receivable	—	429
Prepaid expenses and other current assets	76	117
Total current assets	23,422	4,672
Property and equipment, net	85	99
Assets held for disposal	—	237
Operating leases, right-of-use assets, net	72	851
Other assets	—	71
Total assets	$23,579	$5,930
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	228	239
Payroll related accruals	434	433
Accrued expenses and other liabilities	939	627
Income tax payable	2	2
Term note payable - related party	2,500	2,500
Term note payable	421	210
Lease liabilities	82	339
Total current liabilities	4,606	4,350
Term note payable, net of current portion	121	332
Lease liabilities, net of current portion	42	623
Total liabilities	4,769	5,305
Commitments and contingencies (Note 12)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 2,500,000 shares authorized; 280,898 shares of Series D issued and outstanding at December 31, 2020 and June 30, 2020	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized; 18,941,345 and 8,250,286 shares issued at December 31, 2020 and June 30, 2020, respectively; 18,541,429 and 7,850,362 shares outstanding at December 31, 2020 and June 30, 2020, respectively	190,610	190,599
Treasury stock, 399,916 shares at cost at December 31, 2020 and June 30, 2020	(4,129)	(4,129)
Additional paid-in capital	35,841	13,934
Accumulated deficit	(203,512)	(199,779)
Total stockholders’ equity	18,810	625
Total liabilities and stockholders’ equity	$23,579	$5,930

Note: The balance sheet at June 30, 2020, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by the United States generally accepted accounting principles for complete financial statements.

.

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Revenue	$130	$205	$270	$206
Cost of revenue	128	196	241	196
Gross profit	2	9	29	10
Operating expenses:
Selling, general and administrative	803	1,110	1,729	2,312
Research and development	758	939	1,367	1,794
Disposal of corporate lease	—	—	544	—
Total operating expenses	1,561	2,049	3,640	4,106
Loss from operations	(1,559)	(2,040)	(3,611)	(4,096)
Interest and other expense, net	(63)	(43)	(122)	(55)
Loss from operations before income taxes	(1,622)	(2,083)	(3,733)	(4,151)
Income tax benefit	—	—	—	—
Net loss	$(1,622)	$(2,083)	$(3,733)	$(4,151)
Weighted average common shares outstanding:
Basic and diluted	15,864	5,947	11,769	5,769
Basic and diluted net loss per common share:
Net loss	$(0.10)	$(0.35)	$(0.32)	$(0.72)
Total comprehensive loss	$(1,622)	$(2,083)	$(3,733)	$(4,151)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2020	281	$—	7,850	$190,599	$(4,129)	$13,934	$(199,779)	$625
Stock offering costs	—	—	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	—	—	—	49	—	49
Restricted stock cancellation	—	—	(6)	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(2,111)	(2,111)
Balance at September 30, 2020	281	$—	7,844	$190,599	$(4,129)	$13,976	$(201,890)	$(1,444)
Issuance of stock, net of offering costs	—	—	10,714	11	—	21,819	—	21,830
Stock-based compensation	—	—	—	—	—	47	—	47
Restricted stock cancellation	—	—	(17)	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(1,622)	(1,622)
Balance at December 31, 2020	281	$—	18,541	$190,610	$(4,129)	$35,841	$(203,512)	$18,810

	Preferred Stock
	Series C		Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2019	281	$—	281	$—	5,775	$190,571	$(4,129)	$7,964	$(191,698)	$2,708
Adjustment to opening retained earnings related to adoption of ASC Topic 842	—	—	—	—	—	—	—	—	230	230
Issuance of shares, net of offering issuance costs of $7	—	—		—	146	—	—	321	—	321
Stock-based compensation	—	—	—	—	—	—	—	78	—	78
Restricted stock issuance	—	—	—	—	5	26	—	—	—	26
Net loss	—	—	—	—	—	—	—	—	(2,068)	(2,068)
Balance at September 30, 2019	281	$—	281	$—	5,926	$190,597	$(4,129)	$8,363	$(193,536)	$1,295
Issuance of stock	—	—	—	—	433	1	—	951	—	952
Stock-based compensation	—	—	—	—	—	—	—	97	—	97
Restricted stock cancellation	—	—	—	—	(11)	—	—	(11)	—	(11)
Forfeiture of stock-based compensation	—	—	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	—	(2,083)	(2,083)
Balance at December 31, 2019	281	$—	281	$—	6,348	$190,598	$(4,129)	$9,397	$(195,619)	$247

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,733)	$(4,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation, net of forfeitures	90	187
Depreciation and amortization	141	289
Loss on disposal of assets	173	—
Changes in assets and liabilities:
Accounts receivable	6	(210)
Inventory	88	57
Income tax receivable	429	215
Accounts payable	(11)	(7)
Other assets and liabilities	319	264
Net cash used in operating activities	(2,498)	(3,356)
Cash flows from investing activities:
Purchases of property and equipment	(16)	—
Net cash used in investing activities	(16)	—
Cash flows from financing activities:
Proceeds from term note payable - related party	—	1,500
Proceeds from issuance of stock, net of offering issuance costs	21,828	1,272
Net cash provided by financing activities	21,828	2,772

Net change in cash and cash equivalents	$19,314	(584)
Cash and cash equivalents at beginning of period	3,349	1,588
Cash and cash equivalents at end of period	$22,663	$1,004

Reconciliation of cash and cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$22,121	$393
Restricted cash	$542	$611
Total	$22,663	$1,004

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Income taxes paid	$—	$—
Impact to retained earnings from adoption of ASC Topic 842	$—	$230
Operating right-of-use assets and associated liabilities	$—	$1,608

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the year ending June 30, 2021. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.

Our Business Units

Astrotech Technologies, Inc.

Astrotech Technologies, Inc. (“ATI”) owns and licenses the Astrotech Mass Spectrometer Technology™ (the “AMS Technology”), the platform mass spectrometry technology originally developed by 1st Detect Corporation (“1st Detect”). The intellectual property includes 32 patents granted with two additional patents in process along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to three wholly-owned subsidiaries of Astrotech, including to 1st Detect for use in the security and detection market, to AgLAB Inc. (“AgLAB”) for use in the agriculture market, and to BreathTech Corporation (“BreathTech”) for use in breath analysis.

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

In the United States, the Company is working with the Transportation Security Administration (“TSA”) towards Air Cargo certification. On March 27, 2018, the Company announced that the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) and, on April 4, 2018, the Company announced that the TRACER 1000 was beginning testing with TSA for passenger screening at airports. On November 14, 2019, the Company announced that the TRACER 1000 had been selected by the TSA’s Innovation Task Force (“ITF”) to conduct live checkpoint screening at Miami International Airport. With similar protocols as ECAC testing, the Company has received valuable feedback from all programs. Following ECAC certification and the Company's early traction within the cargo market, testing for cargo security continued with the TSA. With the COVID-19 pandemic, all testing within the TSA was put on hold; however, cargo non-detection testing resumed this summer, and the Company subsequently announced on September 9, 2020 that the TRACER 1000 passed the non-detection testing portion of the TSA’s ACSQT. TSA cargo detection testing resumed this fall and continues to move forward. This is the next and final step to be listed on the Air Cargo Screening Technology List (“ACSTL”) as an “approved” device and, if approved, thereby approved for cargo sales in the United States. Given the deterioration in air traffic caused by the pandemic, TSA certification testing for passenger checkpoint security has been put on indefinite hold.

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

(2) Leases

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

In May 2013, 1st Detect completed build-out of a 16,540 square foot leased research and development and production facility in Webster, Texas. This facility is equipped with state-of-the-art laboratories, a clean room, a production shop, and offices for staff. The term of the lease is 62 months and includes options to extend for two additional five-year periods. In February 2015, 1st Detect exercised its right of first refusal on the adjoining space of 9,138 square feet. The original lease began in May 2013 and was to expire in June 2018; these dates were amended in October 2014 with the amended lease beginning February 1, 2015, and expiring April 30, 2020, with provisions to renew and extend the lease for the entire premises, but not less than the entire premises, for two renewal terms of five years each. On June 1, 2018, the Company entered into its third amendment of the original lease removing 8,118 square feet from its leased space, leaving leased premises with a total square footage of 17,560. On January 21, 2020, the Company entered into its fourth amendment of the original lease, with the amended lease beginning May 1, 2020 and expiring April 30, 2021, with the option to renew and extend the lease for one renewal term of one year. During the second quarter of fiscal year 2021, the Company has decided to allow the Webster lease to expire on its expiration date and declined the option to renew the lease. This resulted in a reduction of the related operating ROU asset and operating lease liability of $171 thousand and $192 thousand, respectively.

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

The balance sheet presentation of the Company’s operating and finance leases is as follows:

(In thousands)	Classification on the Condensed Consolidated Balance Sheet	December 31, 2020
Assets:
Operating lease assets	Operating leases, right-of-use assets, net	$72
Financing lease assets	Property and equipment, net	52
Total lease assets		$124

Liabilities:
Current:
Operating lease obligations	Lease liabilities, current	$72
Financing lease obligations	Lease liabilities, current	10
Non-current:
Operating lease obligations	Lease liabilities, non-current	8
Financing lease obligations	Lease liabilities, non-current	34
Total lease liabilities		$124

Future minimum lease payments under non-cancellable leases are as follows:

(In thousands)
For the Year Ended June 30,	Operating Leases	Financing Leases	Total
2021	$72	$6	$78
2022	6	12	18
2023	6	12	18
2024	—	12	12
2025	—	8	8
Thereafter	—	—	—
Total lease obligations	84	50	134
Less: imputed interest	4	6	10
Present value of net minimum lease obligations	80	44	124
Less: lease liabilities - current	72	10	82
Lease liabilities - non-current	$8	$34	$42

Other information as of December 31, 2020 is as follows:

Weighted-average remaining lease term (years):
Operating leases	0.3
Financing leases	4.2
Weighted-average discount rate:
Operating leases	11.0%
Financing leases	6.2%

Cash payments for operating leases for the three months ended December 31, 2020 and December 31, 2019 totaled $53 thousand and $96 thousand, respectively. Cash payments for operating leases for the six months ended December 31, 2020 and December 31, 2019 totaled $123 thousand and $192 thousand, respectively.

Cash payments for financing leases for the three months ended December 31, 2020 and December 31, 2019 totaled $3 thousand and $0, respectively. Cash payments for financing leases for the six months ended December 31, 2020 and December 31, 2019 totaled $6 thousand and $0, respectively.

(3) Property and Equipment

As of December 31, 2020 and June 30, 2020, property and equipment, net consisted of the following:

(In thousands)	December 31, 2020	June 30, 2020
Furniture, fixtures, equipment & leasehold improvements	$1,943	$2,522
Software	315	326
Capital improvements in progress	—	—
Gross property and equipment	2,258	2,848
Accumulated depreciation	(2,173)	(2,512)
Property held for disposal, net	—	(237)
Property and equipment, net	$85	$99

Depreciation expense of property and equipment for the three months ended December 31, 2020 and December 31, 2019 were $15 thousand and $58 thousand, respectively. Depreciation expense of property and equipment for the six months ended December 31, 2020 and December 31, 2019 were $37 thousand and $117 thousand, respectively.

On August 3, 2020, the Company terminated its corporate office lease in Austin, Texas and wrote-off the remaining net book value of the related leasehold improvement assets in the amount of $229 thousand.

(4) Stockholders’ Equity

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

Pursuant to an engagement agreement dated July 23, 2020, as amended, the Company engaged H.C. Wainwright & Co., LLC (the “Placement Agent”) to act as the Company’s exclusive placement agent in connection with the Public Offering. The Company issued to the Placement Agent, or its designees, warrants (the “Placement Agent’s Warrants No. 1”) to purchase up to 469,565 shares of Common Stock, which represents 6.0% of the Public Offering Shares sold in the Public Offering. The Placement Agent’s Warrants No. 1 have an exercise price of $2.875 per share, which represents 125% of the per share offering price of the Public Offering Shares, and a termination date of October 21, 2025. The Placement Agent’s Warrants No. 1 had a fair value per share of $2.01 as of the date of issuance.

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

Pursuant to an engagement agreement dated July 23, 2020, as amended, the Company engaged the Placement Agent to act as the Company’s exclusive placement agent in connection with the Registered Offering. The Company also issued to the Placement Agent, or its designees, warrants (the “Placement Agent’s Warrants No. 2”) to purchase up to 173,274 shares of Common Stock, which represents 6.0% of the Registered Offering Shares sold in the Registered Offering. The Placement Agent’s Warrants No. 2 have an exercise price of $2.6875 per share, which represents 125% of the per share offering price of the Registered Offering Shares, and a termination date of October 28, 2025. The Placement Agent’s Warrants No. 2 had a fair value per share of $1.80 as of the date of issuance.

At-the-Market Agreements

From November 9, 2018 through March 25, 2020, the Company sold 793,668 shares of Common Stock pursuant to an At-the-Market Issuance Sales Agreement (the “B. Riley ATM Agreement”) with B. Riley FBR, under which B. Riley FBR acted as the sales agent. In connection with the sale of these shares of Common Stock, the Company received net proceeds of $2.3 million. The weighted-average sale price per share was $3.04. No additional shares of the Company’s Common Stock will be sold pursuant to the B. Riley ATM Agreement. The Company did not incur any termination penalties as a result of its termination of the B. Riley ATM Agreement.

On December 18, 2020, the Company entered into an at-the-market offering agreement (the “Wainwright ATM Agreement”) with H.C. Wainwright & Co., LLC as agent, pursuant to which the Company may offer and sell, from time to time through H.C. Wainwright, shares of the Company’s Common Stock, having an aggregate offering price of up to $3,582,614.

Warrants

A summary of the common stock warrant activity for the three months ended December 31, 2020 is presented below:

	Shares (In thousands)	Weighted Average Exercise Price	Aggregate Fair Market Value at Issuance (In thousands)	Weighted Average Remaining Contractual Term (Years)
Outstanding June 30, 2020	86	$5.14	$194	4.74
Warrants issued	643	2.82	1,256	4.81
Warrants exercised	—	—	—	—
Warrants expired	—	—	—	—
Outstanding December 31, 2020	729	$3.10	$1,450	4.74

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
Issue Date	Classification	Exercise Price	Expiration Date	December 31, 2020	June 30, 2020
March 26, 2020	Equity	$6.25	March 25, 2025	24,780	24,780
March 30, 2020	Equity	$4.69	March 27, 2025	61,133	61,133
October 23, 2020	Equity	$2.89	October 21, 2025	469,565	—
October 28, 2020	Equity	$2.69	October 28, 2025	173,274	—
Total Outstanding				728,752	85,913

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

Following the offerings mentioned above, the Company is now in compliance with the minimum stockholders’ equity requirement.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net loss	$(1,622)	$(2,083)	$(3,733)	$(4,151)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	15,864	5,947	11,769	5,769
Basic and diluted net loss per common share:
Net loss	$(0.10)	$(0.35)	$(0.32)	$(0.72)

All unvested restricted stock awards for the six months ended December 31, 2020 are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 321,225 shares of common stock at exercise prices ranging from $1.85 to $8.35 per share outstanding as of December 31, 2020 were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

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

An additional factor is reasonable assurance of collectability. This necessitates deferral of all or a portion of revenue recognition until collection. During the three months ended December 31, 2020, the Company had one revenue source that totaled $130 thousand. During the three and six months ended December 31, 2020, the Company had one material revenue source. Revenue was recognized at a point in time consistent with the guidelines in Topic 606.

The Company disaggregates revenue by reporting segment to depict the nature of revenue in a manner consistent with its business operations and to be consistent with other communications and public filings. Refer to Note 13 for additional details of revenues by reporting segment.

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

Freight. The Company records shipping and handling fees that it charges to its customers as revenue and related costs as cost of revenue.

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

The continuing impact that the COVID-19 pandemic will have on the Company’s operations, including duration, severity, and scope, remains uncertain and cannot be fully predicted at this time. Accordingly, the Company believes that the COVID-19 pandemic could continue to adversely impact its results of operations, cash flows, and financial condition in the future.

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

As of December 31, 2020, the fair value of the Company’s cash and cash equivalents approximate their carrying value due to their short-term nature.

(8) Debt

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

On April 14, 2020, the Company entered into a promissory note under the Paycheck Protection Program “(PPP”) for $542 thousand (the “PPP Promissory Note”) with a commercial bank (the “Bank”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Promissory Note bears interest at a rate of 1.0% per annum. Payments are due monthly beginning November 10, 2020. The remaining principal amount of the PPP Promissory Note along with any unpaid interest is due on April 1, 2022. The principal and interest may be forgiven if the proceeds are used for forgivable purposes as defined by the terms in the PPP Promissory Note, and the Company has used the proceeds from the PPP Promissory Note for forgivable purposes as defined by the terms of the PPP Promissory Note. The Company has applied for forgiveness under the provisions of the CARES Act and escrowed the balance of the note with the lender. Forgiveness is subject to the sole approval of the Small Business Administration (“SBA”) and it may deny our application for forgiveness in whole or in part. Interest expense for the three and six months ended December 31, 2020 was approximately $1 thousand and $2 thousand, respectively.

On October 19, 2020, as required by the SBA prior to executing the First Purchase Agreement on October 21, 2020, the Company and the Bank entered into a Cash Reserve Agreement wherein the Company agreed to deliver to the Bank an amount equal to $542 thousand to be held in a separate restricted cash account in accordance with the terms and conditions of the Cash Reserve Agreement for the purpose of establishing a source of payment for the Company’s obligations to repay and/or obtain forgiveness of the PPP Promissory Note.

(9) Business Risk and Credit Risk Concentration Involving Cash

For the three and six months ended December 31, 2020 and 2019, the Company had one customer that materially comprised all of the Company’s revenue.

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation of $250 thousand per depositor. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what we believe to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(10) Stock-Based Compensation

Stock Option Activity Summary

The Company’s stock option activity for the six months ended December 31, 2020 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at June 30, 2020	325	$5.68
Granted	—	—
Exercised	—	—
Canceled or expired	(4)	5.30
Outstanding at December 31, 2020	321	$5.68

The aggregate intrinsic value of options exercisable at December 31, 2020 was $0, as the fair value of the Company’s common stock is less than the exercise prices of these options. The remaining stock-based compensation expense of $2 thousand related to stock options will be recognized over a weighted-average period of 1.78 years.

The table below details the Company’s stock options outstanding as of December 31, 2020:

Range of exercise prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Options Exercisable Weighted- Average Exercise Price
$1.85 – 3.55	76,500	2.28	$3.43	66,500	$3.43
$5.30 – 5.85	114,725	6.36	5.49	113,203	5.49
$6.00 – 8.35	130,000	3.89	7.19	86,000	6.59
$1.85 – 8.35	321,225	4.39	$5.68	265,703	$5.33

Compensation costs recognized related to stock option awards were $0 and $41 thousand for the three months ended December 31, 2020, and 2019, respectively and $1 thousand and $85 thousand for the six months ended December 31, 2020 and 2019, respectively.

Restricted Stock

The Company’s restricted stock activity for the six months ended December 31, 2020, is as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Outstanding at June 30, 2020	133	$3.95
Granted	—	—
Vested	(54)	1.79
Canceled or expired	(23)	5.40
Outstanding at December 31, 2020	56	$3.92

Stock compensation expenses related to restricted stock were $46 thousand and $42 thousand for the three months ended December 31, 2020, and 2019, respectively and $90 thousand and $102 thousand for the six months ended December 31, 2020 and 2019, respectively. The remaining stock-based compensation expense of $161 thousand related to restricted stock awards granted will be recognized over a weighted-average period of 0.98 years.

(11) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2020, the Company established a valuation allowance against all of its net deferred tax assets.

For the three months ended December 31, 2020 and 2019, the Company incurred pre-tax losses in the amount of $1.6 million and $2.1 million, respectively. For the six months ended December 31, 2020 and 2019, the Company incurred pre-tax losses in the amount of $3.7 million and $4.2 million, respectively. The total effective tax rate was approximately 0% for the each of the three and six months ended December 31, 2020 and 2019.

For each of the six months ended December 31, 2020 and 2019, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against its net deferred tax assets.

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

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had no unrecognized tax benefit for the three and six months ended December 31, 2020 or 2019.

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

All intercompany transactions between business units have been eliminated in consolidation.

Key financial metrics of the Company’s segments are as follows:

	Three Months Ended December 31, 2020			Three Months Ended December 31, 2019
(In thousands)	Revenue	Depreciation	Loss before Income Taxes	Revenue	Depreciation	Loss before Income Taxes
1st Detect	$130	$15	$(841)	$205	$58	$(2,083)
AgLAB	—	—	(781)	—	—	—
Total	$130	$15	$(1,622)	$205	$58	$(2,083)

	Six Months Ended December 31, 2020			Six Months Ended December 31, 2019
(In thousands)	Revenue	Depreciation	Loss before Income Taxes	Revenue	Depreciation	Loss before Income Taxes
1st Detect	$270	$37	$(2,251)	$206	$117	$(4,151)
AgLAB	—	—	(1,482)	—	—	—
Total	$270	$37	$(3,733)	$206	$117	$(4,151)

	December 31, 2020			June 30, 2020
(In thousands)	Fixed Assets, Net	Total Capital Expenditures (1)	Total Assets	Fixed Assets, Net	Total Capital Expenditures (2)	Total Assets
1st Detect	$85	$16	$23,579	$99	$—	$5,930
AgLAB	—	—	—	—	—	—
Total	$85	$16	$23,579	$99	$—	$5,930

(1)	Total capital expenditures are for the six months ended December 31, 2020.
(2)	Total capital expenditures are for the twelve months ended June 30, 2020.

(14) Subsequent Events

Subsequent to the end of the second quarter of fiscal year 2021 and as of February 9, 2021, the Company has sold 1,139,323 shares of common stock pursuant to the Wainwright ATM Agreement. In connection with the sales of these shares of common stock, the Company has received net proceeds of approximately $3.5 million. The weighted-average sale price per shares was $3.14.

On February 11, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers named therein, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “February Registered Offering”), 2,845,535 shares (the “Shares”) of the Company’s Common Stock at an offering price of $3.25 per share.

The February Registered Offering resulted in gross proceeds of approximately $9.25 million before deducting the placement agent’s fees and related offering expenses.

Pursuant to an engagement agreement, dated July 23, 2020, as amended, the Company engaged the Placement Agent to act as the Company’s exclusive placement agent in connection with the February Registered Offering. The Company will also issue to the Placement Agent, or its designees, warrants (the “Placement Agent’s Warrants”) to purchase up to 199,187 shares of Common

Stock, which represents 6.0% of the Shares sold in the February Registered Offering. The Placement Agent’s Warrants have an exercise price of $4.06 per share, which represents 125% of the per share offering price of the Shares and a termination date of February 11, 2026.

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

The Company’s efforts are focused on commercializing its platform mass spectrometry technology through its wholly-owned subsidiaries:

•	Astrotech Technologies, Inc. (“ATI”) owns and licenses intellectual property related to the Astrotech Mass Spectrometer Technology™ (the “AMS Technology”).
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

Our Business Units

Astrotech Technologies, Inc.

ATI owns and licenses the AMS Technology, the platform mass spectrometry technology originally developed by 1st Detect. The intellectual property includes 32 granted patents and two additional patents in process along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to three wholly-owned subsidiaries of Astrotech, including to 1st Detect for use in the security and detection market, to AgLAB for use in the agriculture market, and to BreathTech for use in breath analysis.

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

In the United States, we are working with the Transportation Security Administration (“TSA”) towards Air Cargo certification. On March 27, 2018, we announced that the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) and, on April 4, 2018, we announced that the TRACER 1000 was beginning testing with TSA for passenger screening at airports. On November 14, 2019, we announced that the TRACER 1000 had been selected by the TSA’s Innovation Task Force to conduct live checkpoint screening at Miami International Airport. With similar protocols as ECAC testing, we have received valuable feedback from all programs. Following ECAC certification and the Company's early traction within the cargo market, testing for cargo security continued with the TSA. With the COVID-19 pandemic, all testing within the TSA was put on hold; however, cargo non-detection testing resumed this summer, and we subsequently announced on September 9, 2020 that the TRACER 1000 passed the non-detection testing portion of the TSA’s ACSQT. TSA cargo detection testing resumed this fall and continues to move forward. This is the next and final step to be listed on the Air Cargo Screening Technology List (“ACSTL”) as an “approved” device and, if approved, thereby approved for cargo sales in the United States. Given the deterioration in air traffic caused by the pandemic, TSA certification testing for passenger checkpoint security has been put on indefinite hold.

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

Trends and Uncertainties - COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic.

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is uncertain and difficult to predict, as the responses that we, other businesses, and governments are taking continue to evolve. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a prolonged global economic recession. Policymakers around the globe have responded with fiscal policy actions to support the economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

To date, we have seen delays with respect to the TSA certification process and parts of our supply chain as a result of COVID-19. In addition, with a reduction in air travel caused by the pandemic, we are seeing a reduction in near-term demand for ETDs at checkpoints.

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

Results of Operations

Three months ended December 31, 2020, compared to three months ended December 31, 2019:

Selected consolidated financial data for the quarters ended December 31, 2020, and 2019 is as follows:

	Three Months Ended December 31,
(In thousands)	2020	2019
Revenue	$130	$205
Cost of revenue	128	196
Gross profit	2	9
Gross margin	2%	4%
Operating expenses:
Selling, general and administrative	803	1,110
Research and development	758	939
Total operating expenses	1,561	2,049
Loss from operations	(1,559)	(2,040)
Interest and other expense, net	(63)	(43)
Income tax benefit	—	—
Net loss	$(1,622)	$(2,083)

Revenue – Total revenue decreased $75 thousand during the second quarter of fiscal 2021, compared to the second quarter of fiscal 2020. The decrease was due to the timing of orders. All of the revenue generated in the second quarters of fiscal 2021 and 2020 was from the sales of our TRACER 1000.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. In the second quarters of fiscal 2021 and 2020, cost of revenue was comprised of labor, materials, shipping, warranty reserve, and overhead related to the sale of TRACER 1000 units. Gross margin was in the single digits as we have low volume production and certain costs related to refining our product for the cargo environment. Gross margin should improve as we increase production and benefit from associated volume discounts, and as we further enhance our technology for the cargo environment. Gross margin remained consistent in the second quarter fiscal 2021, compared to the second quarter of fiscal 2020.

Operating Expenses – Operating expenses decreased $488 thousand, or 24%, during the second quarter of fiscal 2021, compared to the second quarter of fiscal 2020. Significant changes to operating expenses include the following:

•

Selling, general and administrative decreased $307 thousand, or 28%, due to a decrease in office rent and related expenses associated with the former corporate office. In addition, due to COVID-19, our expenses related to travel and conferences also declined. Finally, we also had a decline in compensation and related expenses due to a reduction in headcount.

•

Research and development decreased $181 thousand, or 19%, during the second quarter of fiscal 2021, compared to the second quarter of fiscal 2020. This decrease is mainly due to decreases in compensation and related expenses as well as less materials purchased for R&D purposes as development of the core AMS Technology is largely complete.

Income Taxes – Income tax benefit did not change during the second quarter of fiscal 2021, compared to the second quarter of fiscal 2020. The realization of tax benefits depends on the existence of future taxable income. Pursuant to ASC 740 “Income Taxes”, a valuation allowance has been established on all of the Company’s deferred tax assets.

Six months ended December 31, 2020, compared to six months ended December 31, 2019:

Selected consolidated financial data for the six months ended December 31, 2020, and 2019 is as follows:

	Six Months Ended December 31,
(In thousands)	2020	2019
Revenue	$270	$206
Cost of revenue	241	196
Gross profit	29	10
Gross margin	11%	5%
Operating expenses:
Selling, general and administrative	1,729	2,312
Research and development	1,367	1,794
Disposal of corporate lease	544	—
Total operating expenses	3,640	4,106
Loss from operations	(3,611)	(4,096)
Interest and other income, net	(122)	(55)
Income tax benefit	—	—
Net loss	$(3,733)	$(4,151)

Revenue – Total revenue increased $64 thousand during the six months ended December 31, 2020, compared to the six months ended December 31, 2019. All of the material revenue generated during each of the six months ended December 31, 2020 and 2019 was from the sales of our TRACER 1000 units.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. During each of the six months ended December 31, 2020 and 2019, cost of revenue was comprised of labor, materials, overhead, warranty reserve, and shipping related to the above sales. Gross margin increased to 11% during the six months ended December 31, 2020, compared to the six months ended December 31, 2019, as the margin in the prior period was driven by the FIFO inventory methodology where much of the inventory used to build the TRACER 1000 had R&D volume pricing.

Operating Expenses – Operating expenses decreased $466 thousand, or 11%, during the six months ended December 31, 2020, compared to the six months ended December 31, 2019. Significant changes to operating expenses include the following:

•

Selling, general and administrative decreased $583 thousand, or 25%, due to decreases in office rent and related expenses associated with the former corporate office. In addition, due to COVID-19, our expenses related to travel and conferences also declined. Finally, we also had a decrease in compensation and related expenses due to a reduction in headcount.

•

Research and development decreased $427 thousand, or 24%, mainly due to decreases in compensation and related expenses as well as less materials purchased for R&D purposes as development of the core AMS Technology is largely complete.

•

Disposal of long-lived assets increased $544 thousand due to our termination of our corporate office lease and the disposal of the leasehold improvement assets and right-of-use assets and lease liabilities associated with that lease. As a result of this termination, our net cash savings will be approximately $870 thousand over the next three years.

Income Taxes – Income tax benefit did not change during the six months ended December 31, 2020, compared to the six months ended December 31, 2019. The realization of tax benefits depends on the existence of future taxable income. Pursuant to ASC 740 “Income Taxes”, a valuation allowance has been established on all of the Company’s deferred tax assets.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents:

	Six Months Ended December 31,
(In thousands)	2020	2019	Change
Change in cash and cash equivalents:
Net cash used in operating activities	$(2,498)	$(3,356)	$858
Net cash used in investing activities	(16)	—	(16)
Net cash provided by financing activities	21,828	2,772	19,056
Net change in cash and cash equivalents	$19,314	$(584)	$19,898

Cash and Cash Equivalents

As of December 31, 2020, we held cash and cash equivalents and restricted cash of $22.7 million, and our working capital was approximately $18.8 million. As of June 30, 2020, we had cash and cash equivalents of $3.3 million, and our working capital was approximately $0.3 million. Cash and cash equivalents increased $19.3 million as of December 31, 2020, compared to June 30, 2020, due to public offerings of common stock with net proceeds of approximately $21.8 million, partially offset by funding our normal operating activities and research and development initiatives.

Operating Activities

Cash used in operating activities decreased $0.9 million for the six months ended December 31, 2020, compared to the six months ended December 31, 2019, primarily due to a reduction in our expenses as well as a decrease in accounts receivable from receiving the remaining alternative minimum tax (“AMT”) credit.

Investing Activities

Cash used in investing activities increased $16 thousand for the six months ended December 31, 2020, compared to the six months ended December 31, 2019, due to purchases of equipment.

Financing Activities

Cash provided by financing activities increased $19.1 million for the six months ended December 31, 2020, compared to the six months ended December 31, 2019, due to the net proceeds from sale of common stock of $21.8 million in the current period, compared to a note payable from a related party as well as the sale of shares of common stock through an “at the market offering” program in the prior period.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2020, the Company established a valuation allowance against all of its net deferred tax assets.

For the three months ended December 31, 2020 and 2019, the Company incurred pre-tax losses in the amount of $1.6 million and $2.1 million, respectively. For the six months ended December 31, 2020 and 2019, the Company incurred pre-tax losses in the amount of $3.7 million and $4.2 million, respectively. The total effective tax rate was approximately 0% for the each of the three and six months ended December 31, 2020  and 2019.

For each of the six months ended December 31, 2020 and 2019, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against its net deferred tax assets.

The CARES Act was signed into law on March 27, 2020. The CARES Act provided certain tax relief measures including the acceleration of the AMT credit previously paid. The CARES Act allows for the acceleration of the refundable AMT credit up to

100% of the AMT credit. In response to the impact of the CARES Act, the Company received the remaining AMT credit of $429 thousand for AMT previously paid during the three months ended September 30, 2020.

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had no unrecognized tax benefit for the three and six months ended December 31, 2020 or 2019.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized; as such, the Company is subject to examination for the fiscal years ended 2001 through present for federal purposes and fiscal years ended 2006 through present for state purposes.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020, or June 30, 2020.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the six months ended December 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of December 31, 2020, we are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations, or cash flows. From time to time, we are subject to legal proceedings and business disputes involving ordinary routine legal matters and claims incidental to our business. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements or awards against us. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense.

ITEM 1A. RISK FACTORS

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. By way of example, on February 1, 2021, the price of our common stock closed at $2.11 per share, while on February 10, 2021, our stock price closed at $4.05 per share with no discernable announcements or developments by the Company or third parties.  On January 14, 2021, the intra-day sales price of our common stock fluctuated between a reported low sale price of $2.24 and a reported high sales price of $2.58. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. In addition, the recent outbreak of the novel strain of coronavirus (COVID-19) has caused broad stock market and industry fluctuations. The stock market in general and the market for companies such as ours in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

•	investor reaction to our business strategy;
•	the success of competitive products or technologies;
•	our continued compliance with the NASDAQ listing standards;
•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
•	actions taken by regulatory agencies with respect to our products, manufacturing process or sales and marketing terms;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	the success of our efforts to acquire or in-license additional products or product candidates;
•	developments concerning our collaborations or partners;
•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	declines in the market prices of stocks generally;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	general economic, industry and market conditions; and
•

other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the recent outbreak of the novel coronavirus (COVID-19), and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Further, recent increases are significantly inconsistent with any improvements in actual or expected operating performance, financial condition or other indicators of value, including our loss per share of $1.31 and $0.27 for our fiscal year ended June 30, 2020 and the three months ended September 30, 2020. Since the stock price of our common stock has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current levels or that future sales of our common stock will not be at prices lower than those sold to investors.

Additionally, securities of certain companies have recently experienced significant and extreme volatility in stock price due short sellers of shares of common stock, known as a “short squeeze.”  These short squeezes have caused extreme volatility in both the stock prices of those companies and in the market, and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment, as in many cases the price per share has declined steadily as interest in those stocks have abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that we won’t be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 28, 2020, the Company issued the Placement Agent Warrants No. 2 to the Placement Agent. The Placement Agent Warrants and the shares of Common Stock underlying the Placement Agent Warrants have not been registered under the Securities Act and were issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description	Incorporation by Reference
1.1	At the Market Offering Agreement, dated December 18, 2020, by and between Astrotech Corporation and H.C. Wainwright & Co., LLC	Exhibit 1.1 to Form 8-K filed on December 18, 2020.

4.1	Form of Placement Agent’s Warrant	Exhibit 4.1 to Form 8-K filed on October 23, 2020.

4.2	Form of Placement Agent’s Warrant	Exhibit 4.1 to Form 8-K filed on October 30, 2020.

10.1	Securities Purchase Agreement	Exhibit 10.1 to Form 8-K filed on October 23, 2020.

10.2	Form of Securities Purchase Agreement	Exhibit 10.1 to Form 8-K filed on October 30, 2020.

99.1	Joint Development and Option Agreement, dated October 20, 2020	Exhibit 99.1 to Form 8-K filed on October 20, 2020.

99.2	Cash Reserve Agreement, dated October 19, 2020	Exhibit 99.3 to Form 8-K filed on October 20, 2020.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.	Filed herewith.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended December 31, 2020 formatted in eXtensible Business Reporting Language: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: February 16, 2021	/s/ Eric Stober
Eric Stober
Chief Financial Officer and Principal Accounting Officer