Form 10-Q
period 2021-03-31
ASTROTECH Corp
filed 2021-05-14
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-34426

Astrotech Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	91-1273737
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

2105 Donley Drive, Suite 100, Austin, Texas	78758
Address of Principal Executive Offices	Zip Code

(512) 485-9530

Registrant’s Telephone Number, Including Area Code

2028 E. Ben White Blvd., Suite 240-9530, Austin, Texas 78741

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

As of May 12, 2021, the number of shares of the registrant’s common stock outstanding was: 49,487,492.

ASTROTECH CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2021	June 30, 2020
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$31,474	$3,349
Restricted cash	542	—
Accounts receivable	112	101
Inventory:
Raw materials	847	416
Work-in-process	100	38
Finished goods	201	222
Income tax receivable	—	429
Prepaid expenses and other current assets	396	117
Total current assets	33,672	4,672
Property and equipment, net	82	99
Assets held for disposal	—	237
Operating leases, right-of-use assets, net	26	851
Other assets	—	71
Total assets	$33,780	$5,930
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	370	239
Payroll related accruals	1,179	433
Accrued expenses and other liabilities	787	627
Income tax payable	2	2
Term note payable - related party	2,500	2,500
Term note payable	512	210
Lease liabilities	32	339
Total current liabilities	5,382	4,350
Term note payable, net of current portion	30	332
Lease liabilities, net of current portion	40	623
Total liabilities	5,452	5,305
Commitments and contingencies (Note 12)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 2,500,000 shares authorized; 280,898 shares of Series D issued and outstanding at March 31, 2021 and June 30, 2020	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized; 25,013,254 and 8,250,286 shares issued at March 31, 2021 and June 30, 2020, respectively; 24,613,338 and 7,850,362 shares outstanding at March 31, 2021 and June 30, 2020, respectively	190,616	190,599
Treasury stock, 399,916 shares at cost at March 31, 2021 and June 30, 2020	(4,129)	(4,129)
Additional paid-in capital	47,756	13,934
Accumulated deficit	(205,915)	(199,779)
Total stockholders’ equity	28,328	625
Total liabilities and stockholders’ equity	$33,780	$5,930

Note: The balance sheet at June 30, 2020, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by the United States generally accepted accounting principles for complete financial statements.

.

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Revenue	$54	$118	$324	$324
Cost of revenue	46	111	287	307
Gross profit	8	7	37	17
Operating expenses:
Selling, general and administrative	1,679	1,193	3,408	3,505
Research and development	669	814	2,036	2,608
Disposal of corporate lease	—	—	544	—
Total operating expenses	2,348	2,007	5,988	6,113
Loss from operations	(2,340)	(2,000)	(5,951)	(6,096)
Interest and other expense, net	(63)	(68)	(185)	(123)
Loss from operations before income taxes	(2,403)	(2,068)	(6,136)	(6,219)
Income tax provision	—	—	—	—
Net loss	$(2,403)	$(2,068)	$(6,136)	$(6,219)
Weighted average common shares outstanding:
Basic and diluted	18,171	6,107	14,649	5,934
Basic and diluted net loss per common share:
Net loss	$(0.13)	$(0.34)	$(0.42)	$(1.05)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2020	281	$—	7,850	$190,599	$(4,129)	$13,934	$(199,779)	$625
Stock offering costs	—	—	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	—	—	—	49	—	49
Cancellation of restricted stock	—	—	(6)	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(2,111)	(2,111)
Balance at September 30, 2020	281	$—	7,844	$190,599	$(4,129)	$13,976	$(201,890)	$(1,444)
Issuance of stock, net of offering costs	—	—	10,714	11	—	21,819	—	21,830
Stock-based compensation	—	—	—	—	—	47	—	47
Cancellation of restricted stock	—	—	(17)	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(1,622)	(1,622)
Balance at December 31, 2020	281	$—	18,541	$190,610	$(4,129)	$35,841	$(203,512)	$18,810
Issuance of stock, net of offering costs	—	—	3,985	4	—	11,723	—	11,727
Stock-based compensation	—	—	2,087	2	—	192	—	194
Net loss	—	—	—	—	—	—	(2,403)	(2,403)
Balance at March 31, 2021	281	$—	24,613	$190,616	$(4,129)	$47,756	$(205,915)	$28,328

	Preferred Stock
	Series C		Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2019	281	$—	281	$—	5,775	$190,571	$(4,129)	$7,964	$(191,698)	$2,708
Adjustment to opening retained earnings related to adoption of ASC Topic 842	—	—	—	—	—	—	—	—	230	230
Issuance of stock, net of offering costs	—	—		—	146	—	—	321	—	321
Stock-based compensation	—	—	—	—	—	—	—	78	—	78
Restricted stock issuance	—	—	—	—	5	26	—	—	—	26
Net loss	—	—	—	—	—	—	—	—	(2,068)	(2,068)
Balance at September 30, 2019	281	$—	281	$—	5,926	$190,597	$(4,129)	$8,363	$(193,536)	$1,295
Issuance of stock, net of offering costs	—	—	—	—	433	1	—	951	—	952
Stock-based compensation	—	—	—	—	—	—	—	97	—	97
Cancellation of restricted stock	—	—	—	—	(11)	—	—	(11)	—	(11)
Forfeiture of stock-based compensation	—	—	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	—	(2,083)	(2,083)
Balance at December 31, 2019	281	$—	281	$—	6,348	$190,598	$(4,129)	$9,397	$(195,619)	$247
Issuance of stock, net of offering costs	—	—	—	—	1,227	1	—	4,376	.	4,377
Stock-based compensation	—	—	—	—	—	—	—	95	—	95
Net loss	—	—	—	—	—	—	—	—	(2,068)	(2,068)
Balance at March 31, 2020	281	$—	281	$—	7,575	$190,599	$(4,129)	$13,868	$(197,687)	$2,651

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,136)	$(6,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation, net of forfeitures	284	282
Depreciation and amortization	197	327
Loss on disposal of assets	173	—
Changes in assets and liabilities:
Accounts receivable	(11)	(82)
Inventory	(472)	(262)
Income tax receivable	429	—
Accounts payable	131	28
Other assets and liabilities	541	970
Net cash used in operating activities	(4,864)	(4,956)
Cash flows from investing activities:
Purchases of property and equipment	(24)	—
Net cash used in investing activities	(24)	—
Cash flows from financing activities:
Proceeds from term note payable - related party	—	2,500
Proceeds from issuance of stock, net of offering issuance costs	33,555	5,650
Net cash provided by financing activities	33,555	8,150

Net change in cash and cash equivalents	$28,667	3,194
Cash and cash equivalents at beginning of period	3,349	1,588
Cash and cash equivalents at end of period	$32,016	$4,782

Reconciliation of cash and cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$31,474	$4,660
Restricted cash	$542	$122
Total	$32,016	$4,782

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Income taxes paid	$—	$—
Impact to retained earnings from adoption of ASC Topic 842	$—	$230
Operating right-of-use assets and associated liabilities	$—	$1,608

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending June 30, 2021. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.

Our Business Units

Astrotech Technologies, Inc.

Astrotech Technologies, Inc. (“ATI”) owns and licenses the Astrotech Mass Spectrometer Technology™ (the “AMS Technology”), the platform mass spectrometry technology originally developed by 1st Detect Corporation (“1st Detect”). The intellectual property includes 28 patents granted with two additional patents in process along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to three wholly-owned subsidiaries of Astrotech, including to 1st Detect for use in the security and detection market, to AgLAB Inc. (“AgLAB”) for use in the agriculture market, and to BreathTech Corporation (“BreathTech”) for use in breath analysis.

On March 24, 2021, ATI signed a Letter of Agreement (the “LOA”) effective as of March 24, 2021 by and among ATI and Sanmina Corporation (“Sanmina”).

Under the LOA, Sanmina will procure and inspect components, parts, and raw materials and manufacture, assemble, test, inspect, configure, store, and ship the products for any of the licensees of ATI.

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

In the United States, the Company is working with the Transportation Security Administration (“TSA”) towards Air Cargo certification. On March 27, 2018, the Company announced that the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) and, on April 4, 2018, the Company announced that the TRACER 1000 was beginning testing with TSA for passenger screening at airports. On November 14, 2019, the Company announced that the TRACER 1000 had been selected by the TSA’s Innovation Task Force to conduct live checkpoint screening at Miami International Airport. With similar protocols as ECAC testing, the Company has received valuable feedback from all programs. Following ECAC certification and the Company's early traction within the cargo market, testing for cargo security continued with the TSA. With the COVID-19 pandemic, all testing within the TSA was put on hold; however, cargo non-detection testing resumed during the summer of 2020, and the Company subsequently announced on September 9, 2020 that the TRACER 1000 passed the non-detection testing portion of the TSA’s ACSQT. TSA cargo detection testing resumed during the fall of 2020 and continues to move forward. This is the next and final step to be listed on the Air Cargo Screening Technology List (“ACSTL”) as an “approved” device and, if approved, thereby approved for cargo sales in the United States. Given the deterioration in air traffic caused by the pandemic, TSA certification testing for passenger checkpoint security was put on indefinite hold.

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

On October 20, 2020, the Company announced a joint development agreement with the Cleveland Clinic Foundation (the “Cleveland Clinic”) to explore leveraging the BreathTest-1000 to rapidly screen for COVID-19 or related indicators. The goal of the agreement is to develop a non-invasive device that will use breath samples to identify COVID-19 strains, with the potential to provide a low-cost, self-service screening option that could be deployed on a large-scale.

On March 31, 2021, BreathTech signed an Investigator-Initiated Study Agreement (the “Study Agreement”) with the Cleveland Clinic. Pursuant to the Study Agreement, the Cleveland Clinic will use BreathTech’s BreathTest-1000™ to compare exhaled breath from individuals who have tested positive on a COVID-19 polymerase chain reaction (“PCR”) test with that from subjects who have had a negative COVID-19 PCR test. The goal of the study will be to analyze different volatile organic compounds from the breath to determine the correlation with different disease states.

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

In May 2013, 1st Detect completed build-out of a 16,540 square foot leased research and development and production facility in Webster, Texas. This facility is equipped with state-of-the-art laboratories, a clean room, a production shop, and offices for staff. The term of the lease is 62 months and includes options to extend for two additional five-year periods. In February 2015, 1st Detect exercised its right of first refusal on the adjoining space of 9,138 square feet. The original lease began in May 2013 and was to expire in June 2018; these dates were amended in October 2014 with the amended lease beginning February 1, 2015, and expiring April 30, 2020, with provisions to renew and extend the lease for the entire premises, but not less than the entire premises, for two renewal terms of five years each. On June 1, 2018, the Company entered into its third amendment of the original lease removing 8,118 square feet from its leased space, leaving leased premises with a total square footage of 17,560. On January 21, 2020, the Company entered into its fourth amendment of the original lease, with the amended lease beginning May 1, 2020 and expiring April 30, 2021, with the option to renew and extend the lease for one renewal term of one year. During the second quarter of fiscal year 2021, the Company decided to allow the Webster lease to expire on its expiration date and declined the option to renew the lease. This resulted in a reduction of the related operating ROU asset and operating lease liability of $171 thousand and $192 thousand, respectively. Management has decided to let this lease expire as of April 30, 2021 and to consolidate the Company’s entire operation in Austin, Texas.

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

The balance sheet presentation of the Company’s operating and finance leases is as follows:

(In thousands)	Classification on the Condensed Consolidated Balance Sheet	March 31, 2021
Assets:
Operating lease assets	Operating leases, right-of-use assets, net	$26
Financing lease assets	Property and equipment, net	46
Total lease assets		$72

Liabilities:
Current:
Operating lease obligations	Lease liabilities, current	$22
Financing lease obligations	Lease liabilities, current	10
Non-current:
Operating lease obligations	Lease liabilities, non-current	8
Financing lease obligations	Lease liabilities, non-current	32
Total lease liabilities		$72

Future minimum lease payments under non-cancellable leases are as follows:

(In thousands)
For the Year Ended June 30,	Operating Leases	Financing Leases	Total
2021	$20	$3	$23
2022	6	12	18
2023	6	12	18
2024	—	12	12
2025	—	8	8
Thereafter	—	—	—
Total lease obligations	32	47	79
Less: imputed interest	2	5	7
Present value of net minimum lease obligations	30	42	72
Less: lease liabilities - current	22	10	32
Lease liabilities - non-current	$8	$32	$40

Other information as of March 31, 2021 is as follows:

Weighted-average remaining lease term (years):
Operating leases	0.1
Financing leases	3.9
Weighted-average discount rate:
Operating leases	11.0%
Financing leases	6.2%

Cash payments for operating leases for the three months ended March 31, 2021 and March 31, 2020 totaled $53 thousand and $96 thousand, respectively. Cash payments for operating leases for the nine months ended March 31, 2021 and March 31, 2020 totaled $176 thousand and $288 thousand, respectively.

Cash payments for financing leases for the three months ended March 31, 2021 and March 31, 2020 totaled $3 thousand and $1 thousand, respectively. Cash payments for financing leases for the nine months ended March 31, 2021 and March 31, 2020 totaled $9 thousand and $1 thousand, respectively.

(3) Property and Equipment

As of March 31, 2021 and June 30, 2020, property and equipment, net consisted of the following:

(In thousands)	March 31, 2021	June 30, 2020
Furniture, fixtures, equipment & leasehold improvements	$1,951	$2,522
Software	315	326
Capital improvements in progress	—	—
Gross property and equipment	2,266	2,848
Accumulated depreciation	(2,184)	(2,512)
Property held for disposal, net	—	(237)
Property and equipment, net	$82	$99

Depreciation expense of property and equipment for the three months ended March 31, 2021 and March 31, 2020 were $12 thousand and $48 thousand, respectively. Depreciation expense of property and equipment for the nine months ended March 31, 2021 and March 31, 2020 were $48 thousand and $189 thousand, respectively.

On August 3, 2020, the Company terminated its corporate office lease in Austin, Texas and wrote-off the remaining net book value of the related leasehold improvement assets in the amount of $229 thousand.

(4) Stockholders’ Equity

Public Offerings of Common Stock

On February 11, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers named therein, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Registered Offering”), 2,845,535 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an offering price of $3.25 per share.

The Registered Offering resulted in gross proceeds of approximately $9.25 million before deducting the placement agent’s fees and related offering expenses.

Pursuant to an engagement agreement, dated July 23, 2020, as amended, the Company engaged H.C. Wainwright & Co., LLC (the “Placement Agent”) to act as the Company’s exclusive placement agent in connection with the Registered Offering. The Company has issued to the Placement Agent, or its designees, warrants (the “Placement Agent’s Warrants”) to purchase up to 170,732 shares of Common Stock, which represents 6.0% of the Shares sold in the Registered Offering. The Placement Agent’s Warrants have an exercise price of $4.0625 per share, which represents 125% of the per share offering price of the Shares and a termination date of February 11, 2026. The Placement Agent’s Warrants had a fair value per share of $2.94 as of the date of issuance.

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

On December 18, 2020, the Company entered into an At-the-Market offering agreement (the “Wainwright ATM Agreement”) with H.C. Wainwright & Co., LLC as agent, pursuant to which the Company may offer and sell, from time to time through H.C. Wainwright, shares of the Company’s Common Stock. During the second quarter of fiscal 2021, the Company sold 1,139,323 shares of Common Stock pursuant to the Wainwright ATM Agreement. In connection with the sales of these shares of Common Stock, the Company received gross proceeds of approximately $3.6 million. The weighted-average sale price per shares was $3.14.

Warrants

A summary of the common stock warrant activity for the three months ended March 31, 2021 is presented below:

	Shares (In thousands)	Weighted Average Exercise Price	Aggregate Fair Market Value at Issuance (In thousands)	Weighted Average Remaining Contractual Term (Years)
Outstanding June 30, 2020	86	$5.14	$194	4.74
Warrants issued	813	3.08	1,758	4.42
Warrants exercised	—	—	—	—
Warrants expired	—	—	—	—
Outstanding March 31, 2021	899	$3.28	$1,952	4.57

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
Issue Date	Classification	Exercise Price	Expiration Date	March 31, 2021	June 30, 2020
March 26, 2020	Equity	$6.25	March 25, 2025	24,780	24,780
March 30, 2020	Equity	$4.69	March 27, 2025	61,133	61,133
October 23, 2020	Equity	$2.88	October 21, 2025	469,565	—
October 28, 2020	Equity	$2.69	October 28, 2025	173,274	—
February 16, 2021	Equity	$4.06	February 11, 2026	170,732	—
Total Outstanding				899,484	85,913

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

Following the successful offerings of the Company’s Common Stock during the current and prior fiscal quarters, the Company is now in compliance with the minimum stockholders’ equity requirement.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net loss	$(2,403)	$(2,068)	$(6,136)	$(6,219)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	18,171	6,107	14,649	5,934
Basic and diluted net loss per common share:
Net loss	$(0.13)	$(0.34)	$(0.42)	$(1.05)

All unvested restricted stock awards for the nine months ended March 31, 2021 are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 371,025 shares of common stock at exercise prices ranging from $1.85 to $8.35 per share outstanding as of March 31, 2021 were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

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

An additional factor is reasonable assurance of collectability. This necessitates deferral of all or a portion of revenue recognition until collection. During the three and nine months ended March 31, 2021, the Company had two revenue sources. Revenue was recognized at a point in time consistent with the guidelines in Topic 606.

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

The standalone selling price for each performance obligation is an amount that depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the good or service. When there is only one performance obligation associated with a contract, the entire amount of consideration is attributed to that obligation. When a contract contains multiple performance obligations the standalone selling price is first estimated using the observable price, which is generally a list price net of applicable discount or the price used to sell the good or service in similar circumstances. In circumstances when a selling price is not directly observable, the Company will estimate the standalone selling price using information available to it including its market assessment and expected cost, plus margin.

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

As of March 31, 2021, the fair value of the Company’s cash and cash equivalents approximate their carrying value due to their short-term nature.

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

On August 24, 2020, the Company and Mr. Pickens agreed to extend the Maturity Date of both the notes and payment of accrued interest to September 5, 2021. Interest expense related to both notes for the three and nine months ended March 31, 2021 was approximately $68 thousand and $206 thousand, respectively.

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

On October 19, 2020, as required by the Small Business Administration (the “SBA”) prior to executing a securities purchase agreement on October 21, 2020, , the Company and the Bank entered into a Cash Reserve Agreement wherein the Company agreed to deliver to the Bank an amount equal to $542 thousand to be held in a separate restricted cash account in accordance with the terms and conditions of the Cash Reserve Agreement for the purpose of establishing a source of payment for the Company’s obligations to repay and/or obtain forgiveness of the PPP Promissory Note. In connection therewith, the Company applied for forgiveness under the provisions of the CARES Act. On April 19, 2021, the Company received notification from the Bank that the SBA has granted full forgiveness of the Company’s PPP Promissory Note. In addition, the restriction on the cash in the Cash Reserve Agreement was released. Interest expense related to the PPP Promissory Note for the three and nine months ended March 31, 2021 was approximately $1 thousand and $2 thousand, respectively.

(9) Business Risk and Credit Risk Concentration Involving Cash

For the three and nine months ended March 31, 2021, the Company had two customers that materially comprised all of the Company’s revenue. For the three and nine months ended March 31, 2020, the Company had one customer that materially comprised all of the Company’s revenue.

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation of $250 thousand per depositor. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what we believe to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(10) Stock-Based Compensation

Stock Option Activity Summary

The Company’s stock option activity for the nine months ended March 31, 2021 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at June 30, 2020	325	$5.68
Granted	50	5.00
Exercised	—	—
Canceled or expired	(4)	5.19
Outstanding at March 31, 2021	371	$5.59

The aggregate intrinsic value of options exercisable at March 31, 2021 was $0, as the fair value of the Company’s common stock is less than the exercise prices of these options. The remaining stock-based compensation expense of $88 thousand related to stock options will be recognized over a weighted-average period of 2.96 years.

The table below details the Company’s stock options outstanding as of March 31, 2021:

Range of exercise prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Options Exercisable Weighted- Average Exercise Price
$1.85 – 3.55	76,300	2.03	$3.43	69,634	$3.35
$5.00 – 5.85	164,725	7.29	5.43	113,203	5.49
$6.00 – 8.35	130,000	3.65	7.19	86,000	6.59
$1.85 – 8.35	371,025	4.93	$5.59	268,837	$5.29

Compensation costs recognized related to stock option awards were $0 and $43 thousand for the three months ended March 31, 2021, and 2020, respectively and $1 thousand and $128 thousand for the nine months ended March 31, 2021 and 2020, respectively.

Restricted Stock

The Company’s restricted stock activity for the nine months ended March 31, 2021, is as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Outstanding at June 30, 2020	133	$3.95
Granted	2,019	2.02
Vested	(58)	1.84
Canceled or expired	(23)	5.40
Outstanding at March 31, 2021	$2,071	$2.07

Stock compensation expenses related to restricted stock were $194 thousand and $52 thousand for the three months ended March 31, 2021, and 2020, respectively and $284 thousand and $154 thousand for the nine months ended March 31, 2021 and 2020, respectively. The remaining stock-based compensation expense of $4.2 million related to restricted stock awards granted will be recognized over a weighted-average period of 2.93 years.

(11) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of March 31, 2021, the Company established a valuation allowance against all of its net deferred tax assets.

For the three months ended March 31, 2021 and 2020, the Company incurred pre-tax losses in the amount of $2.4 million and $2.1 million, respectively. For the nine months ended March 31, 2021 and 2020, the Company incurred pre-tax losses in the amount of $6.1 million and $6.2 million, respectively.

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

Provision for Income Tax

The Company’s effective tax rate is 0% for income tax for the nine months ended March 31, 2021 and the Company expects that its effective tax rate for the full fiscal year 2021 year will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that its U.S. federal and state deferred tax assets will not be realized and therefore a full valuation allowance has been provided on the U.S. federal and state net deferred tax assets.

In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of its pre-change net operating loss (“NOL”) carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code. Generally, U.S. state laws have laws similar to Internal Revenue Code Section 382. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforward before utilization.

The Company files U.S. federal and state income tax returns.  The Company is not currently subject to any income tax examinations. Since the Company’s inception, the Company had incurred losses from its U.S. operations, which generally allows all tax years to remain open to income tax examinations for all years for which there are loss carryforwards.

Uncertain Tax Positions

The Company recognizes the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The Company currently has no unrecognized tax benefits and does not expect any material changes in the next 12 months in unrecognized tax benefits.

Income Taxes

There is $0 provision for income taxes during the three and nine months ended March 31, 2021.   There was $0 provision for income taxes during the three and nine months ended March 31, 2020.

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

Litigation, Investigations, and Audits

On April 15, 2021, a putative stockholder of the Company commenced a class action and derivative lawsuit in the Delaware Court of Chancery, Stein v. Pickens, et al., C.A. No. 2021-0322-JRS (the “Stein Action”), in which it is alleged, among other things, that the Company improperly included broker non-votes in the tabulation of votes counted in favor to approve an amendment to the Company’s Certificate of Incorporation (the “2020 Certificate Amendment”) and, thus the 2020 Certificate Amendment was defective. The Company investigated these allegations and disputes them.

On April 30, 2021, the Company filed a validation proceeding in the Delaware Court of Chancery, In re Astrotech Corporation, C.A. No. 2021-0380-JRS, pursuant to Section 205 of the Delaware General Corporation Law (the “Section 205 Action”).  The Company does not believe that the filing and effectiveness of the 2020 Certificate Amendment is either invalid or ineffective. However, to resolve any uncertainty, the Company is pursuing corrective actions to ratify the 2020 Certificate Amendment through the filing of the Section 205 Action.

Further information regarding the Stein Action and the Section 205 Action is provided in the Schedule 14A proxy statement amendment and supplement filed by the Company with the Securities and Exchange Commission on April 29, 2021.

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

All intercompany transactions between business units have been eliminated in consolidation.

Key financial metrics of the Company’s segments are as follows:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(In thousands)	Revenue	Depreciation	Loss before Income Taxes	Revenue	Depreciation	Loss before Income Taxes
1st Detect	$54	$12	$(1,322)	$118	$48	$(2,068)
AgLAB	—	—	(1,081)	—	—	—
Total	$54	$12	$(2,403)	$118	$48	$(2,068)

	Nine Months Ended March 31, 2021			Nine Months Ended March 31, 2020
(In thousands)	Revenue	Depreciation	Loss before Income Taxes	Revenue	Depreciation	Loss before Income Taxes
1st Detect	$324	$48	$(3,563)	$324	$189	$(6,219)
AgLAB	—	—	(2,573)	—	—	—
Total	$324	$48	$(6,136)	$324	$189	$(6,219)

	March 31, 2021			June 30, 2020
(In thousands)	Fixed Assets, Net	Total Capital Expenditures (1)	Total Assets	Fixed Assets, Net	Total Capital Expenditures (2)	Total Assets
1st Detect	$74	$(16)	$33,740	$99	$—	$5,930
AgLAB	8	(8)	40	—	—	—
Total	$82	$(24)	$33,780	$99	$—	$5,930

(1)	Total capital expenditures are for the nine months ended March 31, 2021.
(2)	Total capital expenditures are for the twelve months ended June 30, 2020.

(14) Impact of COVID-19 Pandemic

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

CARES Act

On March 27, 2020, the CARES Act was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll taxes, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The most significant relief measures which the Company qualifies for are the PPP Promissory Note, alternative minimum tax credit refunds, employee retention credit, and payroll tax deferral.

The Company will continue to assess the treatment of the CARES Act to the extent additional guidance and regulations are issued, the further applicability of the CARES Act to the Company, and the potential impacts on the business.

(15) Subsequent Events

Offerings of Common Stock

On April 7, 2021, the Company entered into an amended and restated underwriting agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) to issue and sell, in an underwritten, firm-commitment public offering (the “Offering”), 21,639,851 shares of the Company’s Common Stock. The offering price to the public in the Offering was $1.50 per share of Common Stock and Wainwright agreed to purchase the shares from the Company pursuant to the Underwriting Agreement at a price of $1.395 per share, representing an underwriting discount of seven percent (7.0%). Pursuant to the Underwriting Agreement, the Company also granted Wainwright an option to purchase, for a period of 30 days from the date of the Underwriting Agreement, up to an additional 3,245,977 shares of Common Stock. On April 12, 2021, Wainwright exercised the option in full.

The Offering resulted in aggregate gross proceeds, including the option exercise, of approximately $37.3 million, before deducting underwriting discounts and commissions and estimated offering expenses.

Pursuant to the Underwriting Agreement, the Company issued warrants (the “Underwriter Warrants”) to Wainwright (in its capacity as the underwriter of the Offering) or its designees to purchase shares of Common Stock in an amount equal to 6.0% of the aggregate number of shares sold in the Offering, or 1,493,150 shares of Common Stock in the aggregate, at an exercise price of $1.875 per share. The Underwriter Warrants will be exercisable immediately on or after the date the Company receives shareholder approval to increase its number of authorized shares and upon filing its amendment of certificate of incorporation with the Secretary of State of Delaware and will expire five years after the commencement of the sales of this offering.

PPP Loan Forgiveness

Subsequent to the end of the quarter, the Company received full forgiveness of its PPP Promissory Note in the amount of $541,500 from the SBA. The funds previously held in escrow by the Bank were released to the Company.

New Corporate Office Lease

On April 27, 2021, the Company entered into a new office lease for approximately 6,000 square feet in Austin, Texas that will include a research and development laboratory, a production shop, and limited offices for staff, as many of the Company’s employees work remotely. The 36-month lease commences on or around June 1, 2021 with lease rates ranging from $7,950 per month for the first 12 months to $8,400 per month for the final year. The Company is accounting for the lease as an operating lease.

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

Our Business Units

Astrotech Technologies, Inc.

ATI owns and licenses the AMS Technology, the platform mass spectrometry technology originally developed by 1st Detect. The intellectual property includes 28 granted patents and two additional patents in process along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to three wholly-owned subsidiaries of Astrotech, including to 1st Detect for use in the security and detection market, to AgLAB for use in the agriculture market, and to BreathTech for use in breath analysis.

On March 24, 2021, ATI signed a Letter of Agreement (the “LOA”) effective as of March 24, 2021 by and among ATI and Sanmina Corporation (“Sanmina”).

Under the LOA, Sanmina will procure and inspect components, parts, and raw materials and manufacture, assemble, test, inspect, configure, store, and ship the products for any of the licensees of ATI.

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

In the United States, we are working with the Transportation Security Administration (“TSA”) towards Air Cargo certification. On March 27, 2018, we announced that the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) and, on April 4, 2018, we announced that the TRACER 1000 was beginning testing with TSA for passenger screening at airports. On November 14, 2019, we announced that the TRACER 1000 had been selected by the TSA’s Innovation Task Force to conduct live checkpoint screening at Miami International Airport. With similar protocols as ECAC testing, we have received valuable feedback from all programs. Following ECAC certification and our early traction within the cargo market, testing for cargo security continued with the TSA. With the COVID-19 pandemic, all testing within the TSA was put on hold; however, cargo non-detection testing resumed during the summer of 2020, and we subsequently announced on September 9, 2020 that the TRACER 1000 passed the non-detection testing portion of the TSA’s ACSQT. TSA cargo detection testing resumed during the fall of 2020 and continues to move forward. This is the next and final step to be listed on the Air Cargo Screening Technology List (“ACSTL”) as an “approved” device and, if approved, thereby approved for cargo sales in the United States. Given the deterioration in air traffic caused by the pandemic, TSA certification testing for passenger checkpoint security was put on indefinite hold.

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

On October 20, 2020, we announced a joint development agreement with the Cleveland Clinic Foundation (the “Cleveland Clinic”) to explore leveraging the BreathTest-1000 to rapidly screen for COVID-19 or related indicators. The goal of the agreement is to develop a non-invasive device that will use breath samples to identify COVID-19 strains, with the potential to provide a low-cost, self-service screening option that could be deployed on a large-scale.

On March 31, 2021, BreathTech signed an Investigator-Initiated Study Agreement (the “Study Agreement”) with the Cleveland Clinic. Pursuant to the Study Agreement, the Cleveland Clinic will use BreathTech’s BreathTest-1000™ to compare exhaled breath from individuals who have tested positive on a COVID-19 polymerase chain reaction (“PCR”) test with that from subjects who have had a negative COVID-19 PCR test. The goal of the study will be to analyze different volatile organic compounds from the breath to determine the correlation with different disease states.

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

Results of Operations

Three months ended March 31, 2021, compared to three months ended March 31, 2020:

Selected consolidated financial data for the quarters ended March 31, 2021, and 2020 is as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Revenue	$54	$118
Cost of revenue	46	111
Gross profit	8	7
Gross margin	15%	6%
Operating expenses:
Selling, general and administrative	1,679	1,193
Research and development	669	814
Total operating expenses	2,348	2,007
Loss from operations	(2,340)	(2,000)
Interest and other expense, net	(63)	(68)
Income tax benefit	—	—
Net loss	$(2,403)	$(2,068)

Revenue – Total revenue decreased $64 thousand during the third quarter of fiscal 2021, compared to the third quarter of fiscal 2020. All of the revenue generated in the third quarters of fiscal 2021 and 2020 was related to the sales of our TRACER 1000. The decrease in revenue was caused by pandemic-related delays in the delivery of certain microchips used in the production of our TRACER 1000 systems. This supply chain issue has since been resolved.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. In the third quarters of fiscal 2021 and 2020, cost of revenue was comprised of labor, materials, shipping, warranty reserve, and overhead related to the sale of TRACER 1000 units. Gross margin increased to 15% in the third quarter fiscal 2021, compared to the third quarter of fiscal 2020. We expect that gross margin will continue to improve as we increase production and benefit from associated volume discounts, and as we further refine our technology.

Operating Expenses – Operating expenses increased $341 thousand, or 17%, during the third quarter of fiscal 2021, compared to the third quarter of fiscal 2020. Significant changes to operating expenses include the following:

•

Selling, general and administrative increased $486 thousand, or 41%, due to payroll related expenses. The increase in operating expense was partially offset by a decrease in office rent and related expenses associated with the former corporate office. In addition, due to COVID-19, our expenses related to travel and conferences also declined.

•

Research and development decreased $145 thousand, or 18%, during the third quarter of fiscal 2021, compared to the third quarter of fiscal 2020. This decrease is mainly due to a decrease in headcount as we continue to shift our focus from research and development and toward commercialization of our products.

Income Taxes – Income tax benefit did not change during the third quarter of fiscal 2021, compared to the third quarter of fiscal 2020. The realization of tax benefits depends on the existence of future taxable income. Pursuant to ASC 740 “Income Taxes”, a valuation allowance has been established on all of the Company’s deferred tax assets.

Nine months ended March 31, 2021, compared to nine months ended March 31, 2020:

Selected consolidated financial data for the nine months ended March 31, 2021, and 2020 is as follows:

	Nine Months Ended March 31,
(In thousands)	2021	2020
Revenue	$324	$324
Cost of revenue	287	307
Gross profit	37	17
Gross margin	11%	5%
Operating expenses:
Selling, general and administrative	3,408	3,505
Research and development	2,036	2,608
Disposal of corporate lease	544	—
Total operating expenses	5,988	6,113
Loss from operations	(5,951)	(6,096)
Interest and other income, net	(185)	(123)
Income tax benefit	—	—
Net loss	$(6,136)	$(6,219)

Revenue – Total revenue remained unchanged during the nine months ended March 31, 2021, compared to the nine months ended March 31, 2020. All of the material revenue generated during each of the nine months ended March 31, 2021 and 2020 was from the sales of our TRACER 1000 units.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. During each of the nine months ended March 31, 2021 and 2020, cost of revenue was comprised of labor, materials, overhead, warranty reserve, and shipping related to the above sales. Gross margin increased to 11% during the nine months ended March 31, 2021, compared to the nine months ended March 31, 2020, as the margin in the prior period was driven by the FIFO inventory methodology where much of the inventory used to build the TRACER 1000 had R&D volume pricing. We expect that gross margin will continue to improve as we increase production and benefit from associated volume discounts, and as we further refine our technology.

Operating Expenses – Operating expenses decreased $125 thousand, or 2%, during the nine months ended March 31, 2021, compared to the nine months ended March 31, 2020. Significant changes to operating expenses include the following:

•

Selling, general and administrative decreased $97 thousand, or 3%, due to a decrease in office rent and related expenses associated with the former corporate office. In addition, due to COVID-19, our expenses related to travel and conferences also declined. This decrease was partially offset by an increase in payroll related expenses.

•

Research and development decreased $572 thousand, or 22%. This decrease is mainly due to a decrease in headcount as we continue to shift our focus from research and development and toward commercialization of our product.

•

Disposal of long-lived assets increased $544 thousand due to our termination of our corporate office lease and the disposal of the leasehold improvement assets and right-of-use assets and lease liabilities associated with that lease. As a result of this termination, our net cash savings over the remainder of the lease was estimated to be approximately $870 thousand.

Income Taxes – Income tax benefit did not change during the nine months ended March 31, 2021, compared to the nine months ended March 31, 2020. The realization of tax benefits depends on the existence of future taxable income. Pursuant to ASC 740 “Income Taxes”, a valuation allowance has been established on all of the Company’s deferred tax assets.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents:

	Nine Months Ended March 31,
(In thousands)	2021	2020	Change
Change in cash and cash equivalents:
Net cash used in operating activities	$(4,864)	$(4,956)	$92
Net cash used in investing activities	(24)	—	(24)
Net cash provided by financing activities	33,555	8,150	25,405
Net change in cash and cash equivalents	$28,667	$3,194	$25,473

Cash and Cash Equivalents

As of March 31, 2021, we held cash and cash equivalents and restricted cash of $32.0 million, and our working capital was approximately $28.3 million. As of June 30, 2020, we had cash and cash equivalents of $3.3 million, and our working capital was approximately $0.3 million. Cash and cash equivalents increased $28.7 million as of March 31, 2021, compared to June 30, 2020, due to public offerings of our common stock with net proceeds of approximately $33.5 million, partially offset by funding our normal operating activities and research and development initiatives.

Operating Activities

Cash used in operating activities decreased $0.1 million for the nine months ended March 31, 2021, compared to the nine months ended March 31, 2020, primarily due to a reduction in our expenses as well as a decrease in accounts receivable from receiving the remaining alternative minimum tax (“AMT”) credit, partially offset by an increase in accrued liabilities related to payroll expenses.

Investing Activities

Cash used in investing activities increased $24 thousand for the nine months ended March 31, 2021, compared to the nine months ended March 31, 2020, due to purchases of equipment.

Financing Activities

Cash provided by financing activities increased $25.4 million for the nine months ended March 31, 2021, compared to the nine months ended March 31, 2020. During the nine months ended March 31, 2021, we raised net proceeds from sale of common stock of approximately $33.5 million. By comparison, during the nine months ended March 31, 2020, we raised funding through a note payable from a related party for net proceeds of $2.5 million, the sale of shares of common stock through an “at the market offering” program for net proceeds of approximately $1.2 million, and the sale of shares of common stock in two separate registered direct offerings for net proceeds of approximately $4.5 million.

Liquidity

Our annual report on Form 10-K for the fiscal year ended June 30, 2020 indicated substantial doubt as to our ability to continue as a going concern. During the first three quarters of fiscal 2021, we have successfully completed several public offerings of our common stock, raising net proceeds of approximately $33.5 million. We believe this solves our liquidity issue, and we no longer have substantial doubt about our ability to continue as a going concern. We will continue to evaluate opportunities to further strengthen our liquidity, including selling the Company or a portion thereof, licensing some of our technology, raising additional funds through the capital markets, debt financing, equity financing, merging, or engaging in a strategic partnership.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of March 31, 2021, the Company established a valuation allowance against all of its net deferred tax assets.

For the three months ended March 31, 2021 and 2020, the Company incurred pre-tax losses in the amount of $2.4 million and $2.1 million, respectively. For the nine months ended March 31, 2021 and 2020, the Company incurred pre-tax losses in the amount of $6.1 million and $6.2 million, respectively.

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

Provision for Income Tax

The Company’s effective tax rate is 0% for income tax for the nine months ended March 31, 2021 and the Company expects that its effective tax rate for the full fiscal year 2021 year will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that its U.S. federal and state deferred tax assets will not be realized and therefore a full valuation allowance has been provided on the U.S. federal and state net deferred tax assets.

In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of its pre-change net operating loss (“NOL”) carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code. Generally, U.S. state laws have laws similar to Internal Revenue Code Section 382. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforward before utilization.

The Company files U.S. federal and state income tax returns.  The Company is not currently subject to any income tax examinations. Since the Company’s inception, the Company had incurred losses from its U.S. operations, which generally allows all tax years to remain open to income tax examinations for all years for which there are loss carryforwards.

Uncertain Tax Positions

The Company recognizes the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The Company currently has no unrecognized tax benefits and does not expect any material changes in the next 12 months in unrecognized tax benefits.

Income Taxes

There is $0 provision for income taxes during the three and nine months ended March 31, 2021.   There was $0 provision for income taxes during the three and nine months ended March 31, 2020.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021, or June 30, 2020.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the nine months ended March 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 15, 2021, a putative stockholder of the Company commenced a class action and derivative lawsuit in the Delaware Court of Chancery, Stein v. Pickens, et al., C.A. No. 2021-0322-JRS (the “Stein Action”), in which it is alleged, among other things, that the Company improperly included broker non-votes in the tabulation of votes counted in favor to approve an amendment to the Company’s Certificate of Incorporation (the “2020 Certificate Amendment”) and, thus the 2020 Certificate Amendment was defective. The Company investigated these allegations and disputes them.

On April 30, 2021, the Company filed a validation proceeding in the Delaware Court of Chancery, In re Astrotech Corporation, C.A. No. 2021-0380-JRS, pursuant to Section 205 of the Delaware General Corporation Law (the “Section 205 Action”).  The Company does not believe that the filing and effectiveness of the 2020 Certificate Amendment is either invalid or ineffective. However, to resolve any uncertainty, the Company is pursuing corrective actions to ratify the 2020 Certificate Amendment through the filing of the Section 205 Action.

Further information regarding the Stein Action and the Section 205 Action is provided in the Schedule 14A proxy statement amendment and supplement filed by the Company with the Securities and Exchange Commission on April 29, 2021.

ITEM 1A. RISK FACTORS

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Form 10-K and our Form 10-Qs, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our fiscal year 2020 Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended September 30, 2020 and December 31, 2020.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 16, 2021, the Company issued the Placement Agent Warrants to the Placement Agent. The Placement Agent Warrants and the shares of Common Stock underlying the Placement Agent Warrants have not been registered under the Securities Act and were issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description	Incorporation by Reference
4.1	Form of Placement Agent’s Warrant	Exhibit 4.1 to Form 8-K filed on February 16, 2021.

10.1	Form of Securities Purchase Agreement	Exhibit 10.1 to Form 8-K filed on February 16, 2021.

10.2	Letter of Agreement, dated March 24, 2021	Exhibit 10.1 to Form 8-K filed on March 30, 2021.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.	Filed herewith.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2021 formatted in eXtensible Business Reporting Language: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: May 14, 2021	/s/ Eric Stober
Eric Stober
Chief Financial Officer and Principal Accounting Officer