Form 10-K
period 2021-06-30
ASTROTECH Corp
filed 2021-09-21
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended June 30, 2021

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 001-34426

Astrotech Corporation

(Exact name of registrant as specified in its charter)

Delaware	91-1273737
(State or other jurisdiction of	(I.R.S. Employer
corporation or organization)	Identification No.)

2105 Donley Drive, #100, Austin, Texas	78758
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 485-9530

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange
Common Stock	ASTC	on which registered
$0.001 per share		The Nasdaq Capital Market

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

The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2020, based upon the closing price of such stock on The Nasdaq Capital Market on such date of $1.77 was approximately $29,373,426. This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

As of September 13, 2021, 49,450,558 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:

•

The impact of the COVID-19 pandemic on the global economy, including the possibility of a global recession, and more specifically the impact to our business, partners, suppliers, customers, and employees;

•	Our ability to successfully pursue our business plan and execute our strategy, including our collaboration with the Cleveland Clinic;
•	The effect of economic and political conditions in the United States or other nations that could impact our ability to sell our products and services or gain customers;
•	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by governmental or commercial customers;
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

PART I

Item 1. Business

Our Company

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” the “Company,” “we,” “us,” or “our”), a Delaware corporation organized in 1984, is a mass spectrometry company that launches, manages, and commercializes scalable companies based on its innovative core technology through its wholly-owned subsidiaries:

•	Astrotech Technologies, Inc. (“ATI”) owns and licenses the intellectual property related to the Astrotech Mass Spectrometer Technology™ (the “AMS Technology”).
•

1st Detect Corporation (“1st Detect”) is a manufacturer of explosives and narcotics trace detectors developed for use at airports, cargo and other secured facilities, and borders worldwide. 1st Detect holds an exclusive AMS Technology license from ATI for air passenger and cargo security applications.

•

AgLAB, Inc. (“AgLAB”) is developing a series of mass spectrometers for use in the hemp and cannabis market with initial focus on optimizing yields in the extraction and distillation process. AgLAB holds an exclusive AMS Technology license from ATI for agriculture applications.

•

BreathTech Corporation (“BreathTech”) is developing a breath analysis tool to screen for volatile organic compound (“VOC”) metabolites found in a person’s breath that could indicate they may have an infection, including COVID-19 or pneumonia. BreathTech holds an exclusive AMS Technology license from ATI for breath analysis applications.

Business Developments

During fiscal year 2021, we raised net proceeds of approximately $67.6 million in a series of equity offerings. These offerings included a public offering and a registered direct offering for aggregate net proceeds of $21.8 million in October 2020, sales of shares of our common stock through an at-the-market agreement and a second registered direct offering for aggregate net proceeds of $11.7 million in February 2021, and an underwritten, firm-commitment public offering for net proceeds of $34.0 million in April 2021.

On September 9, 2020, we announced that 1st Detect’s TRACER 1000™ passed the U.S. Transportation Security Administration’s (“TSA”) Air Cargo Screening Technology Qualification Test’s (“ACSQT”) non-detection testing.

On October 20, 2020, we announced that BreathTech had signed a joint development agreement (the “JDA”) with the Cleveland Clinic Foundation (“Cleveland Clinic”) to explore leveraging BreathTech’s BreathTest-1000™ mass spectrometer to rapidly screen for COVID-19 or related indicators. The goal of the JDA is to develop a non-invasive device that will use breath samples to identify COVID-19 strains, with the potential to provide a low-cost, self-service screening option that could be deployed on a large-scale.

On March 30, 2021, we announced that ATI entered into an agreement with Sanmina Corporation (“Sanmina”) to manufacture its mass spectrometry products. Sanmina is a leading integrated manufacturing solutions provider for the Electronics Manufacturing Services market. As part of the relationship, Sanmina will procure and inspect components, parts, and raw materials and manufacture, assemble, test, inspect, configure, store, and ship the products for any of the licensees of ATI.

On March 31, 2021, BreathTech signed an Investigator-Initiated Study Agreement (the “ILSA”) with Cleveland Clinic. Pursuant to the ILSA, Cleveland Clinic will use BreathTech’s BreathTest-1000 to compare exhaled breath from individuals who have tested positive on a COVID-19 polymerase chain reaction (“PCR”) test with that from subjects who have had a negative COVID-19 PCR test. The goal of the pilot study will be to analyze different volatile organic compounds from the breath to evaluate the correlation with different disease states.

On April 19, 2021, we received full forgiveness of our Paycheck Protection Program Promissory Note in the amount of $542 thousand (the “PPP Promissory Note”) from the U.S. Small Business Administration (the “SBA”).

On August 3, 2021, AgLAB announced that it has hired Joe Levinthal, a hemp and cannabis industry veteran and an expert in mass spectrometry, as its Chief Science Officer, to help lead AgLAB’s product development team. Mr. Levinthal brings an extensive background in applying highly complex scientific instrumentation to develop products derived from hemp and cannabis, and he has worked with some of the leading companies in the industry.

On August 25, 2021, 1st Detect announced that it has secured an important landmark purchase order for the TRACER 1000, representing the first units to be deployed at an airport security checkpoint.

As of the date of this filing, the TRACER 1000 is deployed in 14 locations across nine countries throughout Europe and Asia.

Our Business Units

Astrotech Technologies, Inc.

ATI owns and licenses the AMS Technology, the platform mass spectrometry technology originally developed by 1st Detect. Long recognized as the gold standard in chemical detection, mass spectrometry has historically been too costly, bulky, and cumbersome. In contrast, the AMS Technology has been designed to be inexpensive, small, and easy to use. Unlike other technologies, the AMS Technology works under ultra-high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms. The intellectual property includes 28 granted patents and two additional patents in process along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to three wholly-owned subsidiaries of Astrotech on an exclusive basis, including to 1st Detect for use in the security and detection market, to AgLAB for use in the agriculture market, and to BreathTech for use in breath analysis.

1st Detect Corporation

1st Detect, a licensee of ATI for the security and detection market, has developed the TRACER 1000, the world’s first mass spectrometer (“MS”) based explosives trace detector (“ETD”) certified by the European Civil Aviation Conference (“ECAC”), designed to replace the ETDs used at airports, cargo and other secured facilities, and borders worldwide. The Company believes that ETD customers are unsatisfied with the currently deployed ETD technology, which is driven by ion mobility spectrometry (“IMS”). The Company believes that IMS-based ETDs are fraught with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing facility shutdowns, unnecessary delays, frustration, and significant wasted security resources. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those several explosives of largest concern. Adding additional compounds to the detection library of an IMS-based ETD fundamentally reduces the instrument’s performance, further increasing the likelihood of false alarms. In contrast, adding additional compounds does not degrade the TRACER 1000’s detection capabilities, as it has a virtually unlimited and expandable threat library.

In order to sell the TRACER 1000 to airport and cargo security customers in the European Union, ECAC certification is required. Certain other countries also accept ECAC certification. We received ECAC certification for the TRACER 1000 on February 21, 2019. We are now taking orders from airports and cargo facilities outside of the U.S. that accept ECAC certification.

In the United States, the Company is working with the TSA towards air cargo certification. On March 27, 2018, the Company announced that the TRACER 1000 was accepted into TSA’s ACSQT and, on April 4, 2018, the Company announced that the TRACER 1000 was beginning testing with TSA for passenger screening at airports. On November 14, 2019, the Company announced that the TRACER 1000 had been selected by the TSA’s Innovation Task Force to conduct live checkpoint screening at Miami International Airport. With similar protocols as ECAC testing, the Company has received valuable feedback from all programs. Following ECAC certification and the Company's early traction within the cargo market, testing for cargo security continued with the TSA. With the COVID-19 pandemic, all testing within the TSA was put on hold; however, cargo testing resumed during the summer of 2020, and the Company subsequently announced on September 9, 2020 that the TRACER 1000 passed the non-detection testing portion of the TSA’s ACSQT. TSA cargo detection testing is ongoing and is the next and final step to be listed on the Air Cargo Screening Technology List (“ACSTL”) as an “approved” device. If approved, the TRACER 1000 will be approved for cargo sales in the United States.

Finally, on October 28, 2020, the Company announced that it had surpassed $1.0 million in purchase orders for the TRACER 1000 and an additional $1.0 million in future service and support commitments, also announcing DHL (Deutsche Post AG) as its largest flagship customer.

AgLAB Inc.

AgLAB, an exclusive licensee of ATI for the agriculture market, has developed the AgLAB-1000™ series of mass spectrometers for use in the hemp and cannabis market with initial focus on optimizing yields in the extraction and distillation process. The AgLAB product line is a derivative of our core AMS Technology. The AMS Technology provides a significant competitive advantage due to its small size, rugged design, quick analysis, ease of use, and affordability.

BreathTech Corporation

BreathTech is developing the BreathTest-1000, a breath analysis tool to screen for VOC metabolites found in a person’s breath that could indicate they may have an infection, including COVID-19 or pneumonia. While vaccines have been deployed to prevent the transmission of COVID-19, only a small fraction of the world has been vaccinated and new variants continue to pose a significant and evolving threat. New tools to aid in the battle against COVID-19 remain of the utmost importance to help defeat the disease, and BreathTech, in conjunction with the Cleveland Clinic, are at the forefront of developing a quick and easy device to help prevent the further spread of the disease.

Development of the BreathTest-1000 follows our results in pre-clinical trials for the BreathDetect-1000™, a rapid self-serve breathalyzer that was designed to detect bacterial infections in the respiratory tract, including pneumonia. The pre-clinical trials were conducted in collaboration with UT Health San Antonio in 2017.

Trends and Uncertainties - COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic.

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is uncertain and difficult to predict, as the disease and the responses that we, other businesses, and governments are taking continue to evolve. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it remains possible that it could cause a prolonged global economic recession. Policymakers around the globe have responded with fiscal policy actions to support the economy as a whole. The magnitude and overall effectiveness of these actions have been somewhat positive, but continuing actions remain uncertain and pose some degree of risk.

To date, we have seen delays with respect to the TSA certification process and parts of our supply chain as a result of COVID-19. In addition, although passenger demand for air travel has recently rebounded to a certain extent, the overall recovery of the airline industry and ancillary services remains highly uncertain and is dependent upon, among other things, the number of cases declining around the globe, public health impacts of new COVID-19 variants, the continued administration of the vaccine to unvaccinated populations, and the duration of immunity granted by the current vaccines.

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

Business Strategy

1st Detect Corporation

There are more than 30,000 IMS instruments deployed in the field today, with many nearing their end of life. As the current generation of IMS technology is replaced, we are working to position the Company as the next-generation solution for the ETD market with the introduction of the world’s first ETD driven by a mass spectrometer. With mass spectrometry being the gold standard of chemical detection, an MS-ETD significantly improves detection capabilities, dramatically reduces the number of false positives, decreases delays and the associated costs, and allows for a much more expansive library of compounds of interest, yielding an instrument that we believe is far superior to the currently deployed IMS instruments, at a similar price point and a lower operating cost.

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

BreathTech Corporation

The BreathTest-1000 product that is currently under development is being designed to provide an inexpensive, non-invasive, and self-serve screening device for COVID-19 and associated lung diseases that can offer results on-site in a very short period of time, which we believe could be as little as approximately 60 seconds. We believe there remains a strong market need for a quick, frequent or daily, lung disease test for use in high density and critical locations, especially with additional variants of COVID-19 continuing to pose new threats. Currently available tests either take too long or are invasive and painful. The market need for a quick and painless test is considered significant in the following target markets:

•	Hospitals
•	Nursing homes
•	Companies
•	Airlines
•	Hotels
•	Cruise lines
•	Military
•	Sporting events
•	Performing arts venues
•	Convention and conference centers
•	Schools

Products and Services

1st Detect Corporation

We believe 1st Detect’s TRACER 1000 significantly outperforms currently deployed competitive trace detection solutions. The TRACER 1000 has consistently outperformed IMS-ETDs in a number of side-by-side comparisons during field trials, specifically related to false alarm rate, probability of detection, and unit up-time. Our initial sales have come from the cargo security industry where false alarms can cause expensive delays and facility shut downs as the false alarms are cleared, preventing the mission critical continuous flow of time sensitive packages.

AgLAB Inc.

Leveraging the platform AMS Technology, AgLAB is currently designing its product line to serve applications in the hemp and cannabis markets. AgLAB has launched the AgLAB-1000-D2 that is designed to optimize yield during the extraction and distillation processes.

BreathTech Corporation

The BreathTest-1000 is being developed, in conjunction with the Cleveland Clinic, to provide an inexpensive, non-invasive, and self-serve screening device for COVID-19 and associated lung diseases. The BreathTest-1000 is being designed to detect VOC metabolites in a person’s breath that could indicate they may have an infection, including COVID-19 or pneumonia, using a disposable collection tube. Results of the test will be reported in what we believe could be as little as approximately 60 seconds.

Customers, Sales, and Marketing

1st Detect Corporation

Marketing efforts at 1st Detect are currently focused on foreign airports and commercial companies in aviation and cargo security. We employ both direct sales and channel sales through distributors. We now have units deployed in 14 locations in nine countries. While we have had some degree of success with direct sales, much of the pipeline has seen delays caused by the COVID-19 pandemic. Further, the worldwide microchip shortage has caused delays in sales and manufacturing, as certain components remain limited or on backorder.

AgLAB Inc.

Currently, AgLAB uses only direct sales. We do plan to engage with various channel partners, largely companies with existing distribution channels in the hemp and cannabis market, to help sell our products to target customers.

BreathTech Corporation

Marketing efforts are currently focused on organizations that are significantly impacted by COVID-19. The goal is to have a qualified list of prospective customers in greatest need of our solution as we get closer to completing the development of and application for regulatory approval for the BreathTest-1000.

Competition

1st Detect Corporation

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

•Causes delays or shutdowns at security facilities/inspection checkpoints

•Low price chemical detector

•Near-zero false alarm rate

•Higher probability of detection

•Near 100% up-time

•Unlimited library of compounds of interest

•Instantaneous library updates

•Improves throughput at security facilities and checkpoints

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

BreathTech Corporation

The BreathTest-1000 product that is currently under development is being designed to screen for VOC metabolites found in a person’s breath that could indicate they may have an infection, including COVID-19 or pneumonia. Given that breath samples are quick, inexpensive, and painless, we anticipate that the BreathTest-1000 will be in demand by hospitals, nursing homes, companies, airlines, hotels, cruise lines, military, sporting events, performing arts venues, convention and conference centers, schools, and likely anywhere that has high concentrations of people. This product is not expected to compete with the currently available molecular tests like RT-PCR but is intended to only be a screening device that, upon a positive test, will suggest a visit to a doctor for a more thorough evaluation. Other researchers are working on a breath screening solution for COVID-19, and to the best of our knowledge, they are still in the testing stages of their products.

Research and Development

1st Detect Corporation

We invest considerable resources into our internal research and development functions. Much of our research and development (“R&D”) investment is devoted to the cross-platform AMS Technology as the R&D team continually works to develop new derivative products, improve system functionality and reliability, optimize design, reduce cost, and streamline and simplify the software and user experience. Each market, however, typically requires unique sample introduction technology, library development, and customized adjustments to the user interface. While 1st Detect’s TRACER 1000 is fully commercialized, we do continue to invest in cross-platform improvements.

AgLAB Inc.

The AgLAB-1000 series uses the core AMS Technology and is continuing its development of its cannabinoid library. In addition, AgLAB plans to expand its product line to include other valuable products specific to the hemp and cannabis industry.

BreathTech Corporation

The BreathTest-1000 employs the core AMS Technology. BreathTech R&D activities are being devoted to sample introduction and library development, which is needed to identify the specific compounds present in the breath that are indicative of the presence of lung infections.

We have been in correspondence with the U.S. Food and Drug Administration (“FDA”) regarding how the FDA will classify the BreathTest-1000 and the classification has not yet been determined. The classification will inform the required FDA premarket submission and review process that will follow. If premarket notification (510(k) submission) is required, we intend to submit a pre-submission request to the FDA. The pre-submission is a formal mechanism for requesting feedback from the FDA prior to submitting a medical device application. The timeframe for receiving feedback from a pre-submission request is approximately 70 calendar days but may be shorter or longer.

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

510(k) Marketing Clearance. To obtain 510(k) clearance, a premarket notification submission must be submitted to the FDA demonstrating that the proposed device is “substantially equivalent” to a predicate device. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I (e.g., via the de novo classification process), or a device that was previously cleared through the 510(k) process. The FDA’s 510(k) review process usually takes from three to six months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. If the FDA agrees that the device is substantially equivalent to a predicate device, it will grant 510(k) clearance to market the device.

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

As an alternative to the de novo process, a company could also file a reclassification petition, or the FDA could initiate such a process, seeking to change the automatic Class III designation of a novel post amendment device under Section 513(f)(3) of the FDCA.

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

Emergency Use Authorization. The Commissioner of the FDA, under delegated authority from the Secretary of DHHS may, under certain circumstances, issue an EUA, that would permit the use of an unapproved medical device or unapproved use of an approved medical device. Before an EUA may be issued, the Secretary must declare an emergency based on one of the following grounds:

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

In the EEA, we may become subject to laws which restrict our collection, control, processing, and other use of personal data (i.e., data relating to an identifiable living individual) including the GDPR (and any national laws implementing the GDPR). As part of our operations, we process personal data belonging to data subjects in the EEA, including employees, contractors, suppliers, distributors, service providers, customers, patients, or clinical trial participants. For patients or clinical trial participants, we process special categories of personal data like health and medical information. We need to ensure compliance with the GDPR (and any applicable national laws implementing the GDPR) in each applicable EEA jurisdiction.

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

Employees Update

As of June 30, 2021, we employed 12 employees, none of which were covered by any collective bargaining agreements.

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

As of June 30, 2021, we had an accumulated deficit of approximately $207.4 million and reported a net loss of $7.6 million for the fiscal year 2021. We are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely experience significant decline.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. By way of example, on February 1, 2021, the price of our common stock closed at $2.11 per share, while on February 10, 2021, our stock price closed at $4.05 per share with no discernable announcements or developments by the Company or third parties.  On January 14, 2021, the intra-day sales price of our common stock fluctuated between a reported low sale price of $2.24 and a reported high sales price of $2.65. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. The stock market in general and the market for companies such as ours in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

Any products and technologies developed and manufactured by our business units may require regulatory approvals prior to being made, marketed, sold, and used. Regulatory approval of any products may not be obtained. In particular, TSA approval is required to begin selling the TRACER 1000 in the United States and FDA approval is required to market the BreathTest-1000 in the United States. Obtaining approval from both TSA and FDA is a complex and lengthy process, and approvals for the TRACER 1000 and BreathTest-1000 may not be granted on a timely basis or at all.

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

We may not be able to successfully develop the BreathTest-1000 or any other new products or services.

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

We face various risks related to health epidemics, pandemics, and similar outbreaks, including the global outbreak of COVID-19 and its multiple variants. The COVID-19 pandemic had numerous negative consequences for our business, including a reduction in demand for certain of our security screening products and services caused by a significant reduction in airline passenger traffic. To slow and limit the transmission of COVID-19, governments across the world imposed air travel restrictions and businesses and individuals canceled air travel plans. These restrictions and cancelations reduced demand for security screening products and related services at airport checkpoints globally as the number of airline passengers requiring screening fell. The pandemic also hampered our ability to meet with our customers and prospective customers and created supply chain challenges as certain components had longer lead times. The continued spread of COVID-19 also led to disruption and volatility in the global capital markets, which increased the cost of capital and adversely impacted access to capital. While such negative impacts to our business have subsided to some degree, there is risk that new strains of COVID-19 may become more prevalent and cause an extension of or additional negative consequences. In addition, if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures, or other restrictions in connection with the COVID-19 pandemic, our operations will likely be impacted. We may be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. These costs may not be recoverable or adequately covered by insurance.

It is possible that the continued spread of COVID-19 could also further cause delay, or limit the ability of customers to perform, including in making timely payments to us; cause delay in regulatory certification testing of our instruments; and cause other unpredictable events. If any of our supply chain phases were interrupted or terminated, we could experience delays in our product development including the availability of products for clinical testing. The occurrence of one or more of these items could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations. The effects of the COVID-19 pandemic may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

Our facilities located in Austin are susceptible to damage caused by hurricanes or other natural disasters.

Our ATI facilities in Austin are susceptible to damage caused by hurricanes or other natural disasters. Although we insure our properties and maintain business interruption insurance, there can be no guarantee that the coverage would be sufficient or a claim will be fulfilled. A natural disaster could result in a temporary or permanent closure of some of our business operations, thus impacting our future financial performance.

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

Significant safety concerns could arise for our BreathTest-1000 product, which could have a material adverse effect on our future revenues and financial condition.

If the development of the BreathTest-1000 is successfully completed, FDA approval will need to be obtained to market the BreathTest-1000 in the United States. Healthcare products typically receive regulatory approval based on data obtained in controlled clinical trials of limited duration. Following regulatory approval, these products will be used over longer periods of time in many patients. Investigators may also conduct additional, and perhaps more extensive, studies. If new safety issues are reported, we may be required to amend the conditions of use. For example, we may be required to provide additional warnings on the BreathTest-1000 label or narrow its approved intended use, either of which could reduce the product’s market acceptance. If serious safety issues arise with the BreathTest-1000 product, sales of the product could be halted by us or by regulatory authorities. Safety issues affecting suppliers’ or competitors’ products also may reduce the market acceptance of our products.

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

We are a smaller reporting company, (i.e., a company with less than $250 million of public float) and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies. We have elected to adopt these reduced disclosure requirements. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

If we or our independent registered public accounting firm identifies material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and our stock price may decline. Remediation of a material weakness could require us to incur significant expenses and, if we fail to remedy any material weakness, our ability to report our financial results on a timely and accurate basis may be adversely affected, our access to the capital markets may be restricted, our stock price may decline, and we may be subject to sanctions or investigation by regulatory authorities, including the Security and Exchange Commission (“SEC”) or Nasdaq. We may also be required to restate our financial statements from prior periods. Execution of restatements create a significant strain on our internal resources and could cause delays in our filing of quarterly or annual financial results, increase our costs, and cause management distraction. Restatements may also significantly affect our stock price in an adverse manner.

We can sell additional shares of common stock without consulting shareholders and without offering shares to existing shareholders, which would result in dilution of shareholders’ interests in the Company and could depress our stock price.

Our Certificate of Incorporation authorizes 50,000,000 shares of common stock, of which 49,450,558 were outstanding as of June 30, 2021, and our Board is authorized to issue additional shares of our common stock. In addition, our Certificate of Incorporation authorizes 2,500,000 shares of “blank check preferred stock.” Shares of “blank check preferred stock” may be issued in such series and with such rights, privileges, and limitations as the Board may, in its sole discretion, determine. Our Board has designated 300,000 shares as Series A Junior Preferred Stock, none of which are outstanding. The Board has also designated Series C and Series D Preferred Stock, of which no shares and 280,898 shares are outstanding, respectively, as of June 30, 2021.

On May 26, 2021, the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation increasing the authorized number of shares of the Company’s common stock to 250,000,000 (the “2021 Certificate Amendment”). Pursuant to an agreement in connection with the Stein action, the Company will not file the amendment until it is established in the section 205 action that the 2020 certificate amendment was valid.

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

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any disputes between us and our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors or officers.

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

Commercialization of the BreathTest-1000 may require an EUA, FDA clearance of a 510(k) premarket notification submission, or authorization of a de novo submission. The process for submitting and obtaining FDA clearance of a 510(k), authorization of a de novo submission, or EUA can be expensive and lengthy. The FDA’s review process can take several months or longer, and we may not be able to obtain FDA clearance, de novo authorization, or Emergency use Authorization for the BreathTest-1000 on a timely basis, if at all. The FDA’s refusal of, or any significant delays in receiving 510(k) clearance, de novo authorization, or Emergency use Authorization of the BreathTest-1000, would have an adverse effect on our ability to expand our business. Thus far, we have not performed any clinical testing of the BreathTest-1000, which will likely be required before the device can be marketed. Even if a clinical trial is completed, there can be no assurance that the data generated during a clinical trial will meet the safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing clearance, approval, or authorization.  In addition, any other delays in the development of the BreathTest-1000, for example, unforeseen issues during product validation, would have an adverse effect on our ability to commercialize the BreathTest-1000.

FDA’s policy with respect to Emergency Use Authorizations is evolving and may limit the ability for medical products, including the BreathTest-1000, to be eligible for commercialization under an Emergency Use Authorization.

We intend to submit an application with the FDA for EUA for the BreathTest-1000. The FDA has the authority to grant an Emergency Use Authorization to allow unapproved medical products to be used in an emergency to diagnose, treat or prevent serious or life-threatening diseases or conditions when there are no adequate, approved and available alternatives. If we are granted an Emergency Use Authorization for the BreathTest-1000 for the diagnosis of COVID-19, we would be able to commercialize the BreathTest-1000 for the diagnosis of COVID-19 prior to FDA clearance or authorization of a 510(k) or de novo submission, respectively. However, the FDA does not have review deadlines with respect to such submissions and, therefore, the timing of any approval of an EUA submission is uncertain. We cannot guarantee that the FDA will review our data in a timely manner, or that the FDA will accept the data when reviewed. The FDA may decide that our data are insufficient for an EUA and require additional pre-clinical, clinical or other studies and refuse to approve our application. In addition, the FDA may revoke an Emergency Use Authorization where it is determined that the underlying health emergency no longer exists or warrants such authorization, and we cannot predict how long, if ever, an Emergency Use Authorization would remain in place.  Further, the FDA’s policy with respect to EUAs related to COVID-19 is continuously evolving and may in the future limit the ability for medical products, including the BreathTest-1000, to be eligible for an EUA.  If we are unsuccessful in obtaining an EUA for the BreathTest-1000 in a timely manner or at all, or if any granted EUA is revoked after a short period of time, it could have a material adverse effect on our future business, financial condition, operating results and cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At the beginning of fiscal year 2021, Astrotech had two existing facility leases and several small equipment leases. Astrotech leased office space consisting of 5,219 square feet in Austin, Texas that housed executive management, finance and accounting, sales, and marketing and communications. The lease began in November 2016 and originally expired in December 2023. On August 3, 2020, the Company decided to terminate the lease. The lease termination is part of an overall plan to optimize the Company’s cash flows in the COVID-19 era. The Company anticipates that the termination of this lease will save the Company an estimated $1.2 million over the original lease term.

In May 2013, 1st Detect completed build-out of a 16,540 square foot leased research and development and production facility in Webster, Texas. On March 30, 2021, we announced that we engaged Sanmina to manufacture our products. As we transitioned to contract manufacturing, we allowed the Webster lease to expire on its expiration date of April 30, 2021 and consolidated our entire operations in Austin, Texas.

On April 27, 2021, Astrotech entered into a new lease for a research and development facility of approximately 5,960 square feet in Austin, Texas that includes a laboratory, a small production shop, and offices for staff, although many of our employees continue to work remotely. The lease commenced on June 1, 2021 and has a lease term of 36 months.

We believe that our current facility and equipment are well maintained, in good condition, and are adequate for our present and foreseeable needs.

Item 3. Legal Proceedings

On April 15, 2021, a putative stockholder of the Company commenced a class action and derivative lawsuit in the Delaware Court of Chancery, Stein v. Pickens, et al., C.A. No. 2021-0322-JRS (the “Stein Action”), in which it is alleged, among other things, that the Company improperly included broker non-votes in the tabulation of votes counted in favor to approve an amendment to the Company’s Certificate of Incorporation (the “2020 Certificate Amendment”) and, thus the 2020 Certificate Amendment was defective. The Company investigated these allegations and disputes them. Discovery in this matter is ongoing.

On April 30, 2021, the Company filed a validation proceeding in the Delaware Court of Chancery, In re Astrotech Corporation, C.A. No. 2021-0380-JRS, pursuant to Section 205 of the Delaware General Corporation Law (the “Section 205 Action”).  The Company does not believe that the filing and effectiveness of the 2020 Certificate Amendment is either invalid or ineffective. However, to resolve any uncertainty, the Company is pursuing corrective actions to ratify the 2020 Certificate Amendment through the filing of the Section 205 Action. The Company presently anticipates presenting its request for validation to the Court in September 2021.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information, Holders, and Dividends

Our common stock is principally traded on The Nasdaq Capital Market under the symbol ASTC. We have never paid cash dividends and have no intention of paying dividends in the future.

We have 50,000,000 shares of common stock authorized for issuance. As of September 13, 2021, we had 49,450,558 shares of common stock outstanding, which were held by approximately 19,000 holders. The last reported sale price of our common stock as reported by The Nasdaq Capital Market on September 13, 2021 was $1.05 per share.

On May 26, 2021, the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation increasing the authorized number of shares of the Company’s common stock to 250,000,000 (the “2021 Certificate Amendment”). Pursuant to an agreement in connection with the Stein Action, the Company will not file the amendment until it is established in the Section 205 action that the 2020 Certificate amendment was valid.

Sales of Unregistered Securities

On October 21, 2020, the Company entered into a Securities Purchase Agreement with certain purchasers named therein, pursuant to which the Company agreed to issue and sell 7,826,086 shares (the “Public Offering Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an offering price of $2.30 per share (the “Public Offering”). The Public Offering resulted in gross proceeds of approximately $18.0 million before deducting the placement agent’s fees and related offering expenses. The Public Offering Shares were offered by the Company pursuant to the registration statement on Form S-1 (File No. 333-239705), and each amendment thereto, which was declared effective by the SEC on October 21, 2020, and an additional registration statement on Form S-1 (File No. 333-249582) filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended, that became effective automatically on October 21, 2020. The Public Offering closed on October 23, 2020. In connection with the Public Offering, the Company also issued to the placement agent, or its designees, warrants (the “Warrants No. 1”) to purchase up to 469,565 shares of Common Stock, which represents 6.0% of the Public Offering Shares sold in the Public Offering. The Placement Agent’s Warrants No. 1 have an exercise price of $2.875 per share, which represents 125% of the per share offering price of the Public Offering Shares, and a termination date of October 21, 2025.  The Placement Agent’s Warrants No. 1 had a fair value per share of $2.01 as of the date of issuance.

On October 28, 2020, the Company entered into a Securities Purchase Agreement with certain purchasers named therein, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “October Registered Offering”), 2,887,906 shares (the “October Registered Offering Shares”) of the Company’s Common Stock, at an offering price of $2.15 per share. The October Registered Offering resulted in gross proceeds of approximately $6.2 million before deducting the placement agent’s fees and related offering expenses. The October Registered Offering Shares were offered by the Company pursuant to a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-226060), which was initially filed with the SEC on July 3, 2018, and was declared effective on August 20, 2018. The October Registered Offering closed on October 30, 2020. In connection with the October Registered Offering, the Company also issued to the placement agent, or its designees, warrants (the “Warrants No. 2”) to purchase up to 173,274 shares of Common Stock, which represents 6.0% of the October Registered Offering Shares sold in the October Registered Offering. The Placement Agent’s Warrants No. 2 have an exercise price of $2.6875 per share, which represents 125% of the per share offering price of the October Registered Offering Shares, and a termination date of October 28, 2025. The Placement Agent’s Warrants No. 2 had a fair value per share of $1.80 as of the date of issuance.

On February 11, 2021, the Company entered into a Securities Purchase Agreement with certain purchasers named therein, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “February Registered Offering”), 2,845,535 shares (the “February Registered Offering Shares”) of the Company’s Common Stock at an offering price of $3.25 per share. The February Registered Offering resulted in gross proceeds of approximately $9.25 million before deducting the placement agent’s fees and related offering expenses. The February Registered Offering Shares were offered by the Company pursuant to a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-226060), which was initially filed with the SEC on July 3, 2018, and was declared effective on August

20, 2018. The February Registered Offering closed on February 16, 2021. In connection with the February Registered Offering, the Company also issued to the placement agent, or its designees, warrants (the “Warrants No. 3”) to purchase up to 170,732 shares of Common Stock, which represents 6.0% of the Shares sold in the February Registered Offering. The Placement Agent’s Warrants No. 3 have an exercise price of $4.0625 per share, which represents 125% of the per share offering price of the February Registered Offering Shares and a termination date of February 11, 2026. The Placement Agent’s Warrants No. 3 had a fair value per share of $2.94 as of the date of issuance.

On April 7, 2021, the Company entered into an amended and restated underwriting agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) to issue and sell, in an underwritten, firm-commitment public offering (the “Offering”), 21,639,851 shares of the Company’s Common Stock. The offering price to the public in the Offering was $1.50 per share of Common Stock and Wainwright agreed to purchase the shares from the Company pursuant to the Underwriting Agreement at a price of $1.395 per share, representing an underwriting discount of seven percent (7.0%). Pursuant to the Underwriting Agreement, the Company also granted Wainwright an option to purchase, for a period of 30 days from the date of the Underwriting Agreement, up to an additional 3,245,977 shares of Common Stock. On April 12, 2021, Wainwright exercised the option in full. The Offering resulted in aggregate gross proceeds, including the option exercise, of approximately $37.3 million, before deducting underwriting discounts and commissions and estimated offering expenses. Pursuant to the Underwriting Agreement, the Company issued warrants (the “Underwriter Warrants”) to Wainwright (in its capacity as the underwriter of the Offering) or its designees to purchase shares of Common Stock in an amount equal to 6.0% of the aggregate number of shares sold in the Offering, or 1,493,150 shares of Common Stock in the aggregate, at an exercise price of $1.875 per share, which represents 125% of the per share offering price of the shares and a termination date of April 7, 2026. The Underwriter Warrants had a fair value per share of $1.20 as of the date of issuance.

The Warrants No. 1, Warrants No. 2, Warrants No. 3, Underwriter Warrants and the shares of Common Stock underlying these collective warrants have not been registered under the Securities Act and were issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof.

The holders of the warrants have agreed with the Company that they will not exercise the warrants until such time as the 2021 Certificate Amendment is accepted for filing with the state of Delaware.

The Company intends to use the net proceeds of the above offerings for general corporate purposes, working capital, and capital expenditures.

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

Business Overview

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” the “Company,” “we,” “us,” or “our”), a Delaware corporation organized in 1984, is a mass spectrometry company that launches, manages, and commercializes scalable companies based on its innovative core technology through its wholly-owned subsidiaries:

•	Astrotech Technologies, Inc. (“ATI”) owns and licenses the intellectual property related to the Astrotech Mass Spectrometer Technology™ (the “AMS Technology”).
•

1st Detect Corporation (“1st Detect”) is a manufacturer of explosives and narcotics trace detectors developed for use at airports, cargo and other secured facilities, and borders worldwide. 1st Detect holds an exclusive AMS Technology license from ATI for air passenger and cargo security applications.

•

AgLAB, Inc. (“AgLAB”) is developing a series of mass spectrometers for use in the hemp and cannabis market with initial focus on optimizing yields in the extraction and distillation process. AgLAB holds an exclusive AMS Technology license from ATI for agriculture applications.

•

BreathTech Corporation (“BreathTech”) is developing a breath analysis tool to screen for volatile organic compound (“VOC”) metabolites found in a person’s breath that could indicate they may have an infection, including COVID-19 or pneumonia. BreathTech holds an exclusive AMS Technology license from ATI for breath analysis applications.

Our Business Units

Astrotech Technologies, Inc.

ATI owns and licenses the AMS Technology, the platform mass spectrometry technology originally developed by 1st Detect. In contrast, the AMS Technology has been designed to be inexpensive, small, and easy to use. Unlike other technologies, the AMS Technology works under ultra-high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms. The intellectual property includes 28 granted patents and two additional patents in process along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to three wholly-owned subsidiaries of Astrotech on an exclusive basis, including to 1st Detect for use in the security and detection market, to AgLAB for use in the agriculture market, and to BreathTech for use inbreath analysis.

1st Detect Corporation

1st Detect, a licensee of ATI for the security and detection market, has developed the TRACER 1000™, the world’s first mass spectrometer (“MS”) based explosives trace detector (“ETD”) certified by the European Civil Aviation Conference (“ECAC”), designed to replace the ETDs used at airports, cargo and other secured facilities, and borders worldwide. The Company believes that ETD customers are unsatisfied with the currently deployed ETD technology, which is driven by ion mobility spectrometry (“IMS”). The Company believes that IMS-based ETDs are fraught with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing facility shutdowns, unnecessary delays, frustration, and significant wasted security resources. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those several explosives of largest concern. Adding additional compounds to the detection library of an IMS-based ETD fundamentally reduces the instrument’s performance, further increasing the likelihood of false alarms. In contrast, adding additional compounds does not degrade the TRACER 1000’s detection capabilities, as it has a virtually unlimited and expandable threat library.

In order to sell the TRACER 1000 to airport and cargo security customers in the European Union, ECAC certification is required. Certain other countries also accept ECAC certification. We received ECAC certification for the TRACER 1000 on February 21, 2019. We are now taking orders from airports and cargo facilities outside of the U.S. that accept ECAC certification.

In the United States, the Company is working with the U.S Transportation Security Administration (“TSA”) towards air cargo certification. On March 27, 2018, the Company announced that the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) and, on April 4, 2018, the Company announced that the TRACER 1000 was beginning testing with TSA for passenger screening at airports. On November 14, 2019, the Company announced that the TRACER 1000 had been selected by the TSA’s Innovation Task Force to conduct live checkpoint screening at Miami International Airport. With similar protocols as ECAC testing, the Company has received valuable feedback from all programs. Following ECAC certification and the Company's early traction within the cargo market, testing for cargo security continued with the TSA. With the COVID-19 pandemic, all testing within the TSA was put on hold; however, cargo testing resumed during the summer of 2020, and the Company subsequently announced on September 9, 2020 that the TRACER 1000 passed the non-detection testing portion of the TSA’s ACSQT. TSA cargo detection testing is ongoing and is the next and final step to be listed on the Air Cargo Screening Technology List (“ACSTL”) as an “approved” device. If approved, the TRACER 1000 will be approved for cargo sales in the United States.

Finally, on October 28, 2020, the Company announced that it had surpassed $1.0 million in purchase orders for the TRACER 1000 and an additional $1.0 million in future service and support commitments, also announcing DHL (Deutsche Post AG) as its largest flagship customer.

AgLAB Inc.

AgLAB, an exclusive licensee of ATI for the agriculture market, has developed the AgLAB-1000™ series of mass spectrometers for use in the hemp and cannabis market with initial focus on optimizing yields in the extraction and distillation process. The AgLAB product line is a derivative of the Company’s core AMS Technology. The AMS Technology provides a significant competitive advantage due to its small size, rugged design, quick analysis, ease of use, and affordability.

BreathTech Corporation

BreathTech is developing the BreathTest-1000™, a breath analysis tool to screen for VOC metabolites found in a person’s breath that could indicate they may have an infection, including COVID-19 or pneumonia. While vaccines have been deployed to prevent the transmission of COVID-19, only a small fraction of the world has been vaccinated and new variants continue to pose a significant and evolving threat. New tools to aid in the battle against COVID-19 remain of the utmost importance to help defeat the disease, and BreathTech, in conjunction with the Cleveland Clinic, are at the forefront of developing a quick and easy device to help aid in the further spread of the disease.

Development of the BreathTest-1000 follows the Company’s results in pre-clinical trials for the BreathDetect-1000™, a rapid self-serve breathalyzer that was designed to detect bacterial infections in the respiratory tract, including pneumonia. The pre-clinical trials were conducted in collaboration with UT Health San Antonio in 2017.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic.

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is uncertain and difficult to predict, as the disease and the responses that we, other businesses, and governments are taking continue to evolve. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it remains possible that it could cause a prolonged global economic recession. Policymakers around the globe have responded with fiscal policy actions to support the economy as a whole. The magnitude and overall effectiveness of these actions have been somewhat positive, but continuing actions remain uncertain and pose some degree of risk.

To date, we have seen delays with respect to the TSA certification process and parts of our supply chain as a result of COVID-19. In addition, although passenger demand for air travel has recently rebounded to a certain extent, the overall recovery of the airline industry and ancillary services remains highly uncertain and is dependent upon, among other things, the number of cases declining around the globe, public health impacts of new COVID-19 variants, the continued administration of the vaccine to unvaccinated populations, and the duration of immunity granted by the current vaccine.

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

Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”)

On March 27, 2020, the United States government enacted the CARES Act. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which impacted the Company’s financial statements included removal of certain limitations on utilization of net operating losses and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. The Company also qualified for certain relief measures such as the Paycheck Protection Program Promissory Note and Agreement (the “PPP Promissory Note”), alternative minimum tax credit refunds, employee retention credit, and payroll tax deferral.

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

Revenue Recognition

Astrotech recognizes revenue employing the generally accepted revenue recognition methodologies described under the provisions of Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers” (“Topic 606”), which we adopted in fiscal year 2019. The methodology used is based on contract type and how products and services are provided. The guidelines of Topic 606 establish a five-step process to govern the recognition and reporting of revenue from contracts with customers. The five steps are: (i) identify the contract with a customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations within the contract, and (v) recognize revenue when or as the performance obligations are satisfied.

An additional factor is reasonable assurance of collectability. This necessitates deferral of all or a portion of revenue recognition until collection. During the fiscal year ended June 30, 2021, we had two material revenue sources that comprised substantially all of our $334 thousand in revenue. During the fiscal year ended June 30, 2020, we recognized revenue from one material customer for a total of $488 thousand.

We disaggregate revenue by reporting segment to depict the nature of revenue in a manner consistent with our business operations and to be consistent with other communications and public filings. Refer to Note 15 to the consolidated financial statements for additional details of revenues by reporting segment.

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

Freight. We record shipping and handling fees that we charge to our customers as revenue and related costs as cost of revenue.

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

The standalone selling price for each performance obligation is an amount that depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the good or service. When there is only one performance obligation associated with a contract, the entire amount of consideration is attributed to that obligation. When a contract contains multiple performance obligations the standalone selling price is first estimated using the observable price, which is generally a list price net of applicable discount or the price used to sell the good or service in similar circumstances. In circumstances when a selling price is not directly observable, we will estimate the standalone selling price using information available to us, including our market assessment and expected cost, plus margin.

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

Foreign Currency

Our international operations are subject to certain opportunities and risks, including from foreign currency fluctuations and governmental actions. During fiscal year 2021, we conducted business in ten countries. We closely monitor our operations in each country in which we do business and seek to adopt appropriate strategies that are responsive to changing economic and political environments. We currently conduct business in the U.S. dollar and the Euro. Weaknesses in one currency in which we do business are often offset by strengths in the other currency. Revenues, costs, and expenses are translated at the applicable rate on the date of the transaction. Translation gains and losses, if any, are calculated on accounts receivable or accounts payable outstanding at the rate applicable at the end of the period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive loss when applicable. Transaction gains and losses, which were included in our consolidated statement of operations, amounted to a gain of approximately $3 thousand for the fiscal year ended June 30, 2021 and a loss of approximately $10 thousand for the fiscal year ended June 30, 2020.

Warranty Provision

Astrotech offers its customers warranties on the products that it sells. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Concurrent with the sale of products, we record a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. We periodically adjust this provision based on historical experience and anticipated expenses. We charge actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. The current obligation for warranty provision is included in accrued expenses and other liabilities in the consolidated balance sheets, whose activity for each of the two fiscal years ended June 30, 2021 and 2020 is summarized in the following table:

(In thousands)	Warranty Provision
Balance as of June 30, 2019	$3
Warranty claims provided for	22
Settlements made	(7)
Balance as of June 30, 2020	18
Warranty claims provided for	49
Settlements made	(51)
Balance as of June 30, 2021	$16

Research and Development

Research and development costs are expensed as incurred. Research and development costs are used to improve system functionality, streamline and simplify the user experience, and extend our capabilities into customer-defined, application-specific opportunities. Research and development expenses for the fiscal years ended June 30, 2021 and 2020 were $2.7 million and $3.4 million, respectively. This decrease was primarily attributable to a reduction in compensation and related expenses.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share as the potential dilutive shares are considered to be anti-dilutive (see Note 12 to the consolidated financial statements).

Cash and Cash Equivalents

We consider short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are comprised primarily of operating cash accounts, money market investments, and certificates of deposit.

Accounts Receivable

The carrying value of our accounts receivable, net of an allowance for doubtful accounts, represents their estimated net realizable value. Astrotech estimates an allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. We anticipate collecting all unreserved receivables within one year. As of June 30, 2021 and 2020, there was no allowance for doubtful accounts deemed necessary.

Inventory

We compute inventory cost on a first-in, first-out basis, and inventory is valued at the lower-of-cost or net realizable value. The valuation of inventory also requires us to estimate obsolete and excess inventory as well as inventory that is not of saleable quality.

Property and Equipment, net

Property and equipment are stated at cost, net of depreciation and amortization. All furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets, which is generally five years. Purchased software is typically depreciated over three years. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the term of the lease. Repairs and maintenance are expensed when incurred.

Impairment of Long-Lived Assets

We continuously evaluate our long-lived assets for impairment to assess whether the carrying amount of an asset may not be recoverable. Our evaluation is based on an assessment of potential indicators of impairment, such as an adverse change in the business climate that could affect the value of an asset, current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of an asset, and a current expectation that, more likely than not, an asset will be disposed of before the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Recoverability of long-lived assets is dependent on a number of conditions, including uncertainty about future events and demand for our services. Due to the termination of our corporate office lease in August 2021, we recorded an impairment of long-lived assets of $173 thousand for the fiscal year ended June 30, 2021, which is included in disposal of corporate lease in the accompanying consolidated statements of operations and comprehensive loss. There was no impairment of long-lived assets recognized during the fiscal year ended June 30, 2020.

Fair Value of Financial Instruments

Astrotech’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities. Our management believes the carrying amounts of these assets and liabilities approximates their fair value. For more information about our accounting policies surrounding fair value investments, see Note 6 to the consolidated financial statements.

Available-for-Sale Investments

Investments that are designated as available-for-sale are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss. We determine the cost of investments sold based on a first-in, first-out cost basis at the individual security level. We also consider specific adverse conditions related to the financial health of, and the business outlook for, the investee, which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. We record other than temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments, net of previously recorded gains (losses). For more information on investments, see Note 3 to the consolidated financial statements.

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

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. As a result of our adoption of ASU 2016-02, we no longer recognize deferred rent on the consolidated balance sheet. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. Variable lease payments are amounts owed by us to a lessor that are not fixed, such as reimbursement for common area maintenance costs for our facility lease, and are expensed when incurred.

Financing leases, formerly referred to as capitalized leases, are treated similarly to operating leases except that the asset subject to the lease is included in the appropriate fixed asset category, rather than recorded as a right-of-use asset, and depreciated over its estimated useful life, or lease term, if shorter. For more information on Leases, see Note 4 to the consolidated financial statements.

Stock-Based Compensation

We account for stock-based awards to employees based on the fair value of the award on the grant date. The fair value of stock options is estimated using the expected dividend yields of our stock, the expected volatility of the stock, the expected length of time the options remain outstanding, and the risk-free interest rates. Changes in one or more of these factors may significantly affect the estimated fair value of the stock options. We recognize forfeitures as they occur. The fair value of awards that are likely to meet goals, if any, are recorded as an expense over the vesting period. For more information on share-based compensation, see Note 9 to the consolidated financial statements.

Income Taxes

We account for income taxes under the liability method, whereby deferred tax asset or liability account balances are determined based on the difference between the financial statement and the tax bases of assets and liabilities using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Preferred Stock

We have issued Series D convertible preferred stock. Series D Preferred Shares are convertible to common stock on a one-to-one basis. The Preferred D are not callable by the Company. The holders of the preferred stock are entitled to receive, and we shall pay, dividends on shares equal to and in the same form as dividends actually paid on shares of the common stock when, and if, such dividends are paid on shares of common stock. No other dividends are paid on the preferred shares. Preferred shares have no voting rights. Upon liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary, the preferred shares have preference over common stock. The holder of Series D Preferred Shares has the option to convert said shares to common stock at the holder’s discretion.

The holders of the preferred stock have agreed with the Company that they will not convert the preferred stock until such time as the 2021 Certificate Amendment is accepted for filing with the state of Delaware.

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ equity. During fiscal year 2021, we sold all treasury stock held by the Company.

Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020 (for Astrotech, the fiscal year ending June 30, 2022), and interim periods within those fiscal years. ASU 2019-12 is not expected to have a material impact on our financial statements.

In May 2021, the FASB issued ASU 2021-04, "Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)" (“ASU 2021-04”), which provides authoritative guidance for the accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 provides that for an entity that presents earnings per share in accordance with Topic 260, the effects of a modification or an exchange of a freestanding equity-classified written call option that is recognized as a dividend should be an adjustment to net income (or net loss) in the basic earnings per share calculation. The amended guidance becomes mandatorily effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and should be applied prospectively to modifications or exchanges occurring on or after the effective date. While we do not expect the adoption of ASU 2021-04 to materially impact our consolidated financial statements and related disclosures because we do not currently anticipate modifications to our outstanding equity-classified written call options, the impact on our consolidated financial statements and disclosures will depend on the facts and circumstances of any specific future transactions.

Results of Operations for the Years Ended June 30, 2021 and 2020

Selected financial data for the fiscal years ended June 30, 2021 and 2020 of our operations are as follows:

	Years Ended June 30,
(In thousands)	2021	2020	Variance
Revenue	$334	$488	$(154)
Cost of revenue	298	449	151
Gross profit	36	39	(3)
Gross margin percentage	11%	8%	3%
Operating expenses
Selling, general and administrative	4,741	4,716	(25)
Research and development	2,692	3,437	745
Disposal of corporate lease	513	—	(513)
Total operating expenses	7,946	8,153	207
Interest and other (expense), net	(235)	(197)	(38)
Gain from extinguishment of debt - PPP loan	542	—	542
Income tax benefit	—	—	—
Net loss	(7,603)	(8,311)	708
Net unrealized losses, net of zero tax expense	(23)	—	(23)
Total comprehensive loss	$(7,626)	$(8,311)	$685

Revenue – Total revenue decreased by $154 thousand, or 32%, to $334 thousand for the fiscal year ended June 30, 2021, compared to $488 thousand for the fiscal year ended June 30, 2020. Substantially all of the fiscal year 2021 and 2020 revenue was from the sales of our TRACER 1000 units to DHL (Deutsche Post AG). The decrease in revenue was caused by pandemic-related delays in the delivery of certain microchips used in the production of our TRACER 1000 systems. Even though production has resumed, we continue to see impacts to the supply chain from the microchip shortages.

Cost of Revenue and Gross Profit – Cost of revenue is comprised of labor, materials, shipping, warranty reserve, and overhead allocation. Gross profit is comprised of revenue less cost of revenue. Cost of revenue decreased $151 thousand, or 34%, for the fiscal year ended June 30, 2021, compared to the year ended June 30, 2020. Gross profit decreased $3 thousand and gross margin increased 3% during the fiscal year ended June 30, 2021, compared to the year ended June 30, 2020. We expect that gross margin will continue to improve as we increase production and benefit from associated volume discounts, and as we further refine our technology.

Operating Expenses – Our operating expenses decreased $207 thousand, or 3%, during the fiscal year ended June 30, 2021, compared to the fiscal year ended June 30, 2020. Significant changes to operating expenses include the following:

•

Selling, General and Administrative Expenses – Our selling, general and administrative expenses were consistent for the year ended June 30, 2021, compared to the year ended June 30, 2020. The increase in legal expenses related to our ongoing derivative litigation was partially offset by a decrease in office rent and related expenses associated with the former corporate office. In addition, due to COVID-19, our expenses related to travel and conferences also declined.

•

Research and Development Expenses – Research and development expenses decreased $745 thousand, or 22%, for the year ended June 30, 2021, compared to the year ended June 30, 2020. This decrease is mainly due to a decrease in headcount as we continue to shift our focus from research and development and toward commercialization of our products.

•

Disposal of long-lived assets increased $513 thousand due to the termination of our corporate office lease and the disposal of the leasehold improvement assets and right-of-use assets and lease liabilities associated with that lease. As a result of this termination, our net cash savings over the remainder of the lease was estimated to be approximately $870 thousand.

Interest and other (expense), net – Interest expense for the year ended June 30, 2021 was $235 thousand, compared to interest expense of $197 thousand for the year ended June 30, 2020. This change was driven by interest expense on a term note to the Company by our CEO executed in February 2020.

Gain from extinguishment of PPP loan – Gain from extinguishment of PPP loan was $542 thousand for the year ended June 30, 2021 due to receiving full forgiveness of our PPP Promissory Note from the Small Business Admission (“SBA”) in April 2021.

Income Taxes – Our income tax benefit did not change for the year ended June 30, 2021, compared to the year ended June 30, 2020.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Consolidated Balance Sheet

Total assets for the year ended June 30, 2021 were $65.6 million compared to total assets of $5.9 million as of the end of fiscal year 2020. The following table sets forth the significant components of the consolidated balance sheet as of June 30, 2021, compared with June 30, 2020:

	Years Ended June 30,
(In thousands)	2021	2020	Variance
Assets:
Current assets	$65,110	$4,672	$60,438
Property and equipment, net	263	99	164
Assets held for disposal, net	—	237	(237)
Operating leases, right-of-use asset, net	249	851	(602)
Other assets, net	11	71	$(60)
Total	$65,633	$5,930	$59,703
Liabilities and stockholders’ equity:
Current liabilities	$4,211	$4,350	$(139)
Lease liabilities, non-current	215	623	(408)
Term note payable, net of current portion	—	332	(332)
Stockholders’ equity	61,207	625	60,582
Total	$65,633	$5,930	$59,703

Current assets – Current assets increased $60.4 million as of June 30, 2021, compared to June 30, 2020, as a result of cash raised through a series of equity offerings. Current assets also increased due to purchases of inventory needed to build our TRACER 1000 systems.

Property and equipment, net – Property and equipment increased $164 thousand as of June 30, 2021, compared to June 30, 2020 due to leasehold improvement assets and equipment purchases associated with our new research and development facility in Austin.

Assets held for disposal, net – Assets held for disposal decreased $237 thousand during fiscal year 2021 as these were fixed assets that were disposed of in relation to the termination of our corporate office lease in Austin.

Operating leases, right-of-use asset – Operating leases, right-of-use asset decreased $602 thousand in fiscal year 2021 due to the termination of our lease in Austin and the expiration of our lease in Webster.

Current liabilities – Current liabilities decreased $139 thousand as of June 30, 2021, compared to June 30, 2020, as increases in accounts payable and accrued expenses were offset by decreases in term note payable related to our PPP Promissory Note forgiveness and lease liabilities related to the termination of our office leases in Austin and Webster.

Other long-term liabilities – Other long-term liabilities decreased $740 thousand for the year ended June 30, 2021, compared to June 30, 2020 due to the same decreases in term note payable and lease liabilities stated above.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents:

	Years Ended June 30,
(In thousands)	2021	2020	Variance
Change in cash and cash equivalents:
Net cash used in operating activities	$(7,410)	$(6,931)	$(479)
Net cash used in investing activities	(27,585)	—	(27,585)
Net cash provided by financing activities	67,582	8,692	58,890
Net change in cash and cash equivalents	$32,587	$1,761	$30,826

Cash and Cash Equivalents

At June 30, 2021, we held cash and cash equivalents of $35.9 million and our net working capital was approximately $60.9 million. At June 30, 2020, we held cash and cash equivalents of $3.3 million and our net working capital was approximately $0.3 million. Cash and cash equivalents increased by approximately $32.6 million during the year ended June 30, 2021 due to the series of equity offerings as mentioned above.

Operating Activities

Net cash used in operating activities was $7.4 million for the year ended June 30, 2021, compared to cash used in operating activities of $6.9 million for the year ended June 30, 2020. The increase in cash used in operating activities was primarily due to an increase in inventory as we purchased raw materials to ramp up production with our contract manufacturer Sanmina, partially to fulfill outstanding purchase orders for our TRACER 1000.

Investing Activities

Net cash used in investing activities for the year ended June 30, 2021 increased $27.6 million, compared to the year ended June 30, 2020. The increase in cash used in investing activities was due to purchasing short-term available-for-sale investments in the fourth quarter of fiscal year 2021.

Financing Activities

Cash provided by financing activities was $67.6 million for the year ended June 30, 2021, compared to cash provided by financing activities of $8.7 million for the year ended June 30, 2020. The increase in cash provided by financing activities was the result of the sale of common stock through equity offerings.

Debt

As of June 30, 2021, the Company held debt through term notes payable totaling $2.5 million. Our PPP Promissory Note of $542 thousand was forgiven by the SBA in April 2021.

Liquidity

Our annual report on Form 10-K for the fiscal year ended June 30, 2020 indicated substantial doubt as to our ability to continue as a going concern. During the fiscal year 2021, we successfully completed several public offerings of our common stock, raising net proceeds of approximately $67.6 million. We believe this solves our liquidity issue, and we no longer have substantial doubt about our ability to continue as a going concern. We will continue to evaluate opportunities to further strengthen our liquidity, including selling the Company or a portion thereof, licensing some of our technology, raising additional funds through the capital markets, debt financing, equity financing, merging, or engaging in a strategic partnership.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Astrotech Corporation

Austin, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Astrotech Corporation and subsidiaries (the "Company") as of June 30, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Stockholders’ equity — Refer to Note 8 to the Financial Statements

Critical Audit Matter Description

The Company entered into three securities purchase agreements and an underwritten, firm-commitment public offering during the year.  During the year ended June 30, 2021, the Company issued and sold a total of 39,584,698 shares (par value $0.001 per share). The Company issued warrants to their placement agent to purchase a total of 2,306,721 shares. As of June 30, 2021, there were 50,000,000 shares authorized at $0.001 par value, with 49,450,558 issued and outstanding.

Significant judgment is exercised by the Company to determine the number of shares to issue and in what manner, specifically the filing of S-1, S-3, and ATM offerings.

Given these factors and assumptions are forward-looking and could be affected by future economic and market conditions, the related audit effort to evaluate stockholders’ equity was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s stockholders’ equity included the following:

•	We obtained the year to date equity rollforward and performed the following procedures:

o	Examined the amendment to the Articles of Incorporation to validate new authorized stock.

o	Confirmed all outstanding stock with the transfer agent.

o	Vouched cash proceeds for financing completed during the current year.

o	Vouched all equity activity (stock issuances, option and restricted stock awards, etc.) to approval by the Board of Directors in the minutes.

ArmaninoLLP

San Francisco, California

We have served as the Company's auditor since 2019.

September 21, 2021

ASTROTECH CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$35,936	$3,349
Short-term investments	27,351	—
Accounts receivable	5	101
Inventory, net:
Raw materials	1,056	416
Work-in-process	147	38
Finished goods	297	222
Income tax receivable	—	429
Prepaid expenses and other current assets	318	117
Total current assets	65,110	4,672
Property and equipment, net	263	99
Assets held for disposal, net	—	237
Operating leases, right-of-use asset, net	249	851
Other assets, net	11	71
Total assets	$65,633	$5,930
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$396	$239
Payroll related accruals	344	433
Accrued expenses and other liabilities	888	627
Income tax payable	2	2
Term note payable - related party	2,500	2,500
Term note payable	—	210
Lease liabilities, current	81	339
Total current liabilities	4,211	4,350
Term note payable, net of current portion	—	332
Lease liabilities, non-current	215	623
Total liabilities	4,426	5,305
Commitments and contingencies (Note 14)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 2,500,000 shares authorized; 280,898 shares of Series D issued and outstanding at June 30, 2021 and 2020, respectively	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized at June 30, 2021 and 2020; 49,450,558 and 8,250,286 shares issued at June 30, 2021 and 2020, respectively; 49,450,558 and 7,850,362 shares outstanding at June 30, 2021 and 2020, respectively	190,641	190,599
Treasury stock, no shares and 399,916 shares at cost at June 30, 2021 and 2020, respectively	—	(4,129)
Additional paid-in capital	77,971	13,934
Accumulated deficit	(207,382)	(199,779)
Accumulated other comprehensive loss	(23)	—
Total stockholders’ equity	61,207	625
Total liabilities and stockholders’ equity	$65,633	$5,930

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	June 30,
	2021	2020
Revenue	$334	$488
Cost of revenue	298	449
Gross profit	36	39
Operating expenses:
Selling, general and administrative	4,741	4,716
Research and development	2,692	3,437
Disposal of corporate lease	513	—
Total operating expenses	7,946	8,153
Loss from operations	(7,910)	(8,114)
Interest and other (expense), net	(235)	(197)
Gain on extinguishment of debt - PPP loan	542	—
Loss from operations before income taxes	(7,603)	(8,311)
Income tax benefit	—	—
Net loss	$(7,603)	$(8,311)
Weighted average common shares outstanding:
Basic and diluted	21,984	6,346
Basic and diluted net loss per common share:	$(0.35)	$(1.31)
Other comprehensive loss, net of tax:
Net loss	$(7,603)	$(8,311)
Available-for-sale securities
Net unrealized losses, net of zero tax expense	(23)	—
Total comprehensive loss	$(7,626)	$(8,311)

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Preferred Stock				Common Stock
	Class C		Class D
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2019	281	$—	281	$—	5,775	$190,571	$(4,129)	$7,964	$(191,698)	$—	$2,708
Adjustment to opening retained earnings related to adoption ASC Topic 842	—	—	—	—	—	—	—	—	230	—	230
Conversion of preferred shares	(281)	—	—	—	281	—	—	—	—	—	—
Issuance of shares, net of offering issuance costs of $92	—	—	—	—	1,806	2	—	5,648	—	—	5,650
Stock-based compensation	—	—	—	—	5	26	—	340	—	—	366
Cancellation of restricted stock	—	—	—	—	(17)	—	—	(15)	—	—	(15)
Forfeiture of stock-based compensation	—	—	—	—	—	—	—	(3)	—	—	(3)
Net loss	—	—	—	—	—	—	—	—	(8,311)	—	(8,311)
Balance at June 30, 2020	—	$—	281	$—	7,850	190,599	(4,129)	13,934	(199,779)	—	625
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	—	—	(23)	(23)
Issuance of shares, net of offering issuance costs of $5,685	—	—	—	—	39,585	40	4,129	63,413	—	—	67,582
Stock-based compensation	—	—	—	—	2,087	2	—	630	—	—	632
Cancellation of restricted stock	—	—	—	—	(71)	—	—	(6)	—	—	(6)
Net loss	—	—	—	—	—	—	—	—	(7,603)	—	(7,603)
Balance at June 30, 2021	—	$—	281	$—	49,451	$190,641	$—	$77,971	$(207,382)	$(23)	$61,207

See the accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,603)	$(8,311)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	626	348
Depreciation and amortization	203	533
Gain from extinguishment of debt - PPP loan	(542)	—
Loss on impairment of long-lived assets	173	—
Changes in assets and liabilities:
Accounts receivable	96	(98)
Inventory, net	(824)	(345)
Income tax receivable	429	—
Accounts payable	157	79
Other assets and liabilities	(125)	863
Net cash used in operating activities	(7,410)	(6,931)
Cash flows from investing activities:
Purchases of security investments	(27,374)	—
Purchases of property and equipment	(211)	—
Net cash used in investing activities	(27,585)	—
Cash flows from financing activities:
Proceeds from related party	—	2,500
Proceeds from term note payable	—	542
Proceeds from issuance of stock, net of offering issuance costs	67,582	5,650
Net cash provided by financing activities	67,582	8,692
Net change in cash and cash equivalents	$32,587	$1,761
Cash and cash equivalents at beginning of period	3,349	1,588
Cash and cash equivalents at end of period	$35,936	$3,349
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Income taxes paid	$—	$—
Impact to retained earnings from adoption of ASC Topic 842	$—	$230
Operating right-of-use assets and associated liabilities	$246	$1,608

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2021 and 2020

(1) Description of the Company and Operating Environment

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” the “Company,” “we,” “us,” or “our”), a Delaware corporation organized in 1984, is a mass spectrometry company that launches, manages, and commercializes scalable companies based on its innovative core technology.

Business Overview

Segment Information – The Company currently operates three reportable business units, Astrotech Technologies, Inc. (“ATI”) 1st Detect Corporation (“1st Detect”) and AgLAB Inc. (“AgLAB”). Since the Company operates in three reportable units, all financial segment information required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting (“FASB ASC 280”) can be found in Note 15, Segment Information.

Astrotech Technologies, Inc.

ATI owns and licenses the Astrotech Mass Spectrometer Technology™ (the “AMS Technology”), the platform mass spectrometry technology originally developed by 1st Detect. In contrast, the AMS Technology has been designed to be inexpensive, small, and easy to use. Unlike other technologies, the AMS Technology works under ultra-high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms. The intellectual property includes 28 granted patents and two additional patents in process along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to three wholly-owned subsidiaries of Astrotech on an exclusive basis, including to 1st Detect for use in the security and detection market, to AgLAB for use in the agriculture market, and to BreathTech Corporation (“BreathTech”) for use in breath analysis.

1st Detect Corporation

1st Detect, a licensee of ATI for the security and detection market, has developed the TRACER 1000™, the world’s first mass spectrometer (“MS”) based explosives trace detector (“ETD”) certified by the European Civil Aviation Conference (“ECAC”), designed to replace the ETDs used at airports, cargo and other secured facilities, and borders worldwide. The Company believes that ETD customers are unsatisfied with the currently deployed ETD technology, which is driven by ion mobility spectrometry (“IMS”). The Company believes that IMS-based ETDs are fraught with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing facility shutdowns, unnecessary delays, frustration, and significant wasted security resources. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those several explosives of largest concern. Adding additional compounds to the detection library of an IMS-based ETD fundamentally reduces the instrument’s performance, further increasing the likelihood of false alarms. In contrast, adding additional compounds does not degrade the TRACER 1000’s detection capabilities, as it has a virtually unlimited and expandable threat library.

In order to sell the TRACER 1000 to airport and cargo security customers in the European Union, ECAC certification is required. Certain other countries also accept ECAC certification. The Company received ECAC certification for the TRACER 1000 on February 21, 2019. It is now taking orders from airports and cargo facilities outside of the U.S. that accept ECAC certification.

In the United States, the Company is working with the U.S. Transportation Security Administration (“TSA”) towards air cargo certification. On March 27, 2018, the Company announced that the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test’s (“ACSQT”) and, on April 4, 2018, the Company announced that the TRACER 1000 was beginning testing with TSA for passenger screening at airports. On November 14, 2019, the Company announced that the TRACER 1000 had been selected by the TSA’s Innovation Task Force to conduct live checkpoint screening at Miami International Airport. With similar protocols as ECAC testing, the Company has received valuable feedback from all programs. Following ECAC certification and the Company's early traction within the cargo market, testing for cargo security continued with the TSA. With the COVID-19 pandemic, all testing within the TSA was put on hold; however, cargo testing resumed during the summer of 2020, and the Company subsequently announced on September 9, 2020 that the TRACER 1000 passed the non-detection testing portion of the TSA’s ACSQT. TSA cargo detection testing is ongoing and is the next and final step to be listed on the Air Cargo Screening Technology List (“ACSTL”) as an “approved” device. If approved, the TRACER 1000 will be approved for cargo sales in the United States.

Finally, on October 28, 2020, the Company announced that it had surpassed $1.0 million in purchase orders for the TRACER 1000 and an additional $1.0 million in future service and support commitments, also announcing DHL (Deutsche Post AG) as its largest flagship customer.

AgLAB Inc.

AgLAB, an exclusive licensee of ATI for the agriculture market, has developed the AgLAB-1000™ series of mass spectrometers for use in the hemp and cannabis market with initial focus on optimizing yields in the extraction and distillation process. The AgLAB product line is a derivative of the Company’s core AMS Technology. The AMS Technology provides a significant competitive advantage due to its small size, rugged design, quick analysis, ease of use, and affordability.

BreathTech Corporation

BreathTech is developing the BreathTest-1000™, a breath analysis tool to screen for volatile organic compound (“VOC”) metabolites found in a person’s breath that could indicate they may have an infection, including COVID-19 or pneumonia. While vaccines have been deployed to prevent the transmission of COVID-19, only a small fraction of the world has been vaccinated and new variants continue to pose a significant and evolving threat. New tools to aid in the battle against COVID-19 remain of the utmost importance to help defeat the disease, and BreathTech, in conjunction with the Cleveland Clinic, are at the forefront of developing a quick and easy device to help aid in the further spread of the disease.

Development of the BreathTest-1000 follows the Company’s results in pre-clinical trials for the BreathDetect-1000™, a rapid self-serve breathalyzer that was designed to detect bacterial infections in the respiratory tract, including pneumonia. The pre-clinical trials were conducted in collaboration with UT Health San Antonio in 2017.

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

An additional factor is reasonable assurance of collectability. This necessitates deferral of all or a portion of revenue recognition until collection. During the fiscal year ended June 30, 2021, the Company had two material revenue sources that comprised substantially all of its $334 thousand in revenue. During the fiscal year ended June 30, 2020, the Company recognized revenue from one material customer for a total of $488 thousand.

The Company disaggregates revenue by reporting segment to depict the nature of revenue in a manner consistent with its business operations and to be consistent with other communications and public filings. Refer to Note 15 for additional details of revenues by reporting segment.

Contract Assets and Liabilities. The Company enters into contracts to sell products and provide services, and it recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to Topic 606 and, at times, recognizes revenue in advance of the time when contracts give it the right to invoice a customer. The Company may also receive consideration, per the terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as deferred revenue. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before services have been performed. In such instances, the Company records a deferred revenue liability. The Company recognizes these contract liabilities as sales after all revenue recognition criteria are met.

Practical Expedients. In cases where the Company is responsible for shipping after the customer has obtained control of the goods, it has elected to treat the shipping activities as fulfillment activities rather than as a separate performance obligation. Additionally, the Company has elected to capitalize the cost to obtain a contract only if the period of amortization would be longer than one year. The Company only gives consideration to whether a customer agreement has a financing component if the period of time between transfer of goods and services and customer payment is greater than one year.

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

The standalone selling price for each performance obligation is an amount that depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the good or service. When there is only one performance obligation associated with a contract, the entire amount of consideration is attributed to that obligation. When a contract contains multiple performance obligations the standalone selling price is first estimated using the observable price, which is generally a list price net of applicable discount or the price used to sell the good or service in similar circumstances. In circumstances when a selling price is not directly observable, the Company will estimate the standalone selling price using information available to it including our market assessment and expected cost plus margin.

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

Foreign Currency

The Company’s international operations are subject to certain opportunities and risks, including from foreign currency fluctuations and governmental actions. During fiscal years 2021 and 2020, the Company conducted business in ten and seven countries, respectively. The Company closely monitors its operations in each country in which it does business and seeks to adopt appropriate strategies that are responsive to changing economic and political environments. The Company currently conducts business in the U.S. dollar and the Euro. Weaknesses in one currency in which the Company does business are often offset by strengths in the other currency. Revenues, costs, and expenses are translated at the applicable rate on the date of the transaction. Translation gains and losses, if any, are calculated on accounts receivable or accounts payable outstanding at the rate applicable the end of the period. The Company includes gains and losses resulting from foreign currency transactions in income, while it excludes those resulting from translation of financial statements from income and includes them as a component of accumulated other comprehensive loss when applicable. Transaction gains and losses, which were included in the Company’s consolidated statement of operations, amounted to a gain of approximately $3 thousand for the fiscal year ended June 30, 2021 and a loss of approximately $10 thousand for the fiscal year June 30, 2020.

Warranty Provision

Astrotech offers its customers warranties on the products that it sells. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Concurrent with the sale of products, the Company records a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. The Company periodically adjusts this provision based on historical experience and anticipated expenses. The Company charges actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. The current obligation for warranty provision is included in accrued expenses and other liabilities in the consolidated balance sheets, whose activity for each of the two fiscal years ended June 30, 2021 and 2020 is summarized in the following table:

(In thousands)	Warranty Provision
Balance as of June 30, 2019	$3
Warranty claims provided for	22
Settlements made	(7)
Balance as of June 30, 2020	18
Warranty claims provided for	49
Settlements made	(51)
Balance as of June 30, 2021	$16

Research and Development

Research and development costs are expensed as incurred. Research and development costs are used to improve system functionality, streamline and simplify the user experience, and extend our capabilities into customer-defined, application-specific opportunities. Research and development expenses for the fiscal years ended June 30, 2021 and 2020 were $2.7 million and $3.4 million, respectively. This decrease was primarily attributable to a reduction in compensation and related expenses.

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

Accounts Receivable

The carrying value of the Company’s accounts receivable, net of an allowance for doubtful accounts, represents their estimated net realizable value. Astrotech estimates an allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. The Company anticipates collecting all unreserved receivables within one year. As of June 30, 2021 and 2020, there was no allowance for doubtful accounts deemed necessary.

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

Impairment of Long-Lived Assets

The Company continuously evaluates its long-lived assets for impairment to assess whether the carrying amount of an asset may not be recoverable. Our evaluation is based on an assessment of potential indicators of impairment, such as an adverse change in the business climate that could affect the value of an asset, current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of an asset, and a current expectation that, more likely than not, an asset will be disposed of before the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Recoverability of long-lived assets is dependent on a number of conditions, including uncertainty about future events and demand for our services. Due to the termination of its corporate office lease in August 2021, the Company recorded an impairment of long-lived assets of $173 thousand for the fiscal year ended June 30, 2021 which is included in disposal of corporate lease in the accompanying consolidated statements of operations and comprehensive loss. There was no impairment of long-lived assets recognized during the fiscal year ended June 30, 2020.

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

Available-for-Sale Investments

Investments that are designated as available-for-sale are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss. The Company determines the cost of investments sold based on a first-in, first-out cost basis at the individual security level. The Company also considers specific adverse conditions related to the financial health of, and the business outlook for, the investee which may include industry and sector performance, changes in technology, operational and financing cash flow factors, and changes in the investee’s credit rating. The Company records other than temporary impairments on marketable equity securities and marketable equity method investments in gains (losses) on equity investments, net of previously recorded gains (losses). For more information on investments, see Note 3.

Operating Leases

The Company adopted Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (ASU 2016-02) effective July 1, 2019. ASU 2016-02 requires that the Company determines, at the inception of an arrangement, whether the arrangement is or contains a lease, based on the unique facts and circumstances present. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. Right-of-use (“ROU”) assets and operating lease liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain, at inception, that the Company will exercise that option. The interest rate implicit in lease contracts is typically not readily determinable; accordingly, the Company uses its incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment, based upon the information available at the commencement date. The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation, when determinable, and are recognized in determining its ROU assets. The Company’s operating leases are reflected in the operating lease, right-of-use asset; lease liabilities, current; and lease liabilities, non-current in its consolidated balance sheets.

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. As a result of the Company’s adoption of ASU 2016-02, it no longer recognizes deferred rent on the consolidated balance sheet. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. Variable lease payments are amounts owed by the Company to a lessor that are not fixed, such as reimbursement for common area maintenance costs for our facility lease, and are expensed when incurred.

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

Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020 (for the Company, the fiscal year ending June 30, 2022), and interim periods within those fiscal years. ASU 2019-12 is not expected to have a material impact on the Company's financial statements.

In May 2021, the FASB issued ASU 2021-04, "Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)" (“ASU 2021-04”), which provides authoritative guidance for the accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 provides that for an entity that presents earnings per share in accordance with Topic 260, the effects of a modification or an exchange of a freestanding equity-classified written call option that is recognized as a dividend should be an adjustment to net income (or net loss) in the basic earnings per share calculation. The amended guidance becomes mandatorily effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and should be applied prospectively to modifications or exchanges occurring on or after the effective date. While the Company does not expect the adoption of ASU 2021-04 to materially impact the Company's consolidated financial statements and related disclosures because it does not currently anticipate modifications to its outstanding equity-classified written call options, the impact on the Company's consolidated financial statements and disclosures will depend on the facts and circumstances of any specific future transactions.

(3) Investments

The following tables summarize gains and losses related to the Company’s investments:

	June 30, 2021
Available-for-Sale	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$19,998	$—	$(13)	$19,985
ETFs - Corporate & Government Debt	7,376	—	(10)	7,366
Total	$27,374	$—	$(23)	$27,351

The Company did not hold any investments during the fiscal year ended June 30, 2020.

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

At the beginning of fiscal year 2021, the Company had two existing facility leases and several small equipment leases. Astrotech leased office space consisting of 5,219 square feet in Austin, Texas that housed executive management, finance and accounting, sales, and marketing and communications. The lease began in November 2016 and originally expired in December 2023. On August 3, 2020, the Company decided to terminate the lease. Upon lease termination, the Company recognized a decrease in the related operating ROU asset and operating lease liability of approximately $539 thousand and $506 thousand, respectively.

In May 2013, 1st Detect completed build-out of a 16,540 square foot leased research and development and production facility in Webster, Texas. This facility was equipped with state-of-the-art laboratories, a clean room, a production shop, and offices for staff. The term of the lease was 62 months and included options to extend for two additional five-year periods. In February 2015, 1st Detect exercised its right of first refusal on the adjoining space of 9,138 square feet. The original lease began in May 2013 and was set to expire in June 2018; these dates were amended in October 2014 with the amended lease beginning February 1, 2015, and expiring April 30, 2020. On June 1, 2018, the Company entered into its third amendment of the original lease removing 8,118 square feet from its leased space, leaving leased premises with a total square footage of 17,560. On January 21, 2020, the Company entered into its fourth amendment of the original lease, with the amended lease beginning May 1, 2020 and expiring April 30, 2021, with the option to renew and extend the lease for one renewal term of one year. During the second quarter of fiscal year 2021, the Company decided to allow the Webster lease to expire on its expiration date of April 30, 2021 and to consolidate the Company’s entire operations in Austin, Texas. This resulted in a reduction of the related operating ROU asset and operating lease liability of $171 thousand and $192 thousand, respectively.

On April 27, 2021, Astrotech entered into a new lease for a research and development facility of approximately 5,960 square feet in Austin, Texas that includes a laboratory, a small production shop, and offices for staff, although many of the Company’s employees continue to work remotely. The lease commenced on June 1, 2021 and has a lease term of 36 months.

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

The balance sheet presentation of the Company’s operating and finance leases is as follows:

(In thousands)	Classification on the Condensed Consolidated Balance Sheet	June 30, 2021
Assets:
Operating lease assets	Operating leases, right-of-use assets, net	$249
Financing lease assets	Property and equipment, net	40
Total lease assets		$289

Liabilities:
Current:
Operating lease obligations	Lease liabilities, current	$71
Financing lease obligations	Lease liabilities, current	10
Non-current:
Operating lease obligations	Lease liabilities, non-current	185
Financing lease obligations	Lease liabilities, non-current	30
Total lease liabilities		$296

Future minimum lease payments as of June 30, 2021 under non-cancellable leases are as follows (in thousands):

For the Year Ended June 30,	Operating Leases	Financing Leases	Total
2022	$86	$12	$98
2023	103	12	115
2024	93	12	105
2025	—	9	9
2026	—	—	—
Thereafter	—	—	—
Total lease obligations	282	45	327
Less: imputed interest	26	5	31
Present value of net minimum lease obligations	256	40	296
Less: lease liabilities - current	71	10	81
Lease liabilities - non-current	$185	$30	$215

Other information as of June 30, 2021 is as follows:

Weighted-average remaining lease term (years):
Operating leases	2.7
Financing leases	3.7
Weighted-average discount rate:
Operating leases	6.4%
Financing leases	6.2%

Cash payments for operating leases for the years ended June 30, 2021 and 2020 totaled $195 thousand and $387 thousand, respectively. Cash payments for financing leases for the years ended June 30, 2021 and 2020 totaled $12 thousand and $4 thousand, respectively.

(5) Property and Equipment, net

As of June 30, 2021 and 2020, property and equipment, net consisted of the following:

	June 30,
(In thousands)	2021	2020
Furniture, fixtures, equipment & leasehold improvements	$535	$2,522
Software	315	326
Capital improvements in progress	187	—
Gross property and equipment	1,037	2,848
Accumulated depreciation	(774)	(2,512)
Property held for disposal, net	—	(237)
Property and equipment, net	$263	$99

Depreciation expense of property and equipment was $55 thousand for the year ended June 30, 2021 and $189 thousand for the year ended June 30, 2020.

On August 3, 2020, the Company terminated its corporate office lease in Austin, Texas and wrote-off the remaining net book value of the related leasehold improvement assets in the amount of $229 thousand. This write-off was recorded at the ATI business segment.

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of June 30, 2021 and June 30, 2020:

	June 30, 2021
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$19,985	$19,985	$—	$—	$19,985
ETFs - Corporate & Government Debt	7,366	7,366	—	—	7,366
Total	$27,351	$27,351	$—	$—	$27,351

June 30, 2020
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$—	$—	$—	$—	$—
ETFs - Corporate & Government Debt	—	—	—	—	—
Total	$—	$—	$—	$—	$—

The value of available-for-sale investments is based on pricing from third-party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs).

(7) Debt

On September 5, 2019, the Company entered into a private placement transaction with Thomas B. Pickens III, the Chief Executive Officer and Chairman of the Board of Directors of the Company for the issuance and sale of a secured promissory note to Mr. Pickens with a principal amount of $1.5 million (the “2019 Note”), and on February 13, 2020, the Company entered into a second private placement transaction with Mr. Pickens for the issuance and sale of a second secured promissory note to Mr. Pickens with a principal amount of $1.0 million (the “2020 Note” and, collectively with the 2019 Note, the “Original Notes”). Interest on the Original Notes shall accrue at 11% per annum. The principal amount and accrued interest on the Original Notes originally were to become due and payable on September 5, 2020; however, on August 24, 2020, the Company and Mr. Pickens agreed to extend the date of maturity of the Notes and payment of accrued interest to September 5, 2021 (the “Original Maturity Date”). The Company may prepay the principal amount and all accrued interest on the Notes at any time prior to the Original Maturity Date.

In connection with the issuance of each note, the Company, along with 1st Detect Corporation and Astrotech Technologies, Inc. (the “Subsidiaries”), entered into two security agreements, dated as of September 5, 2019 and February 13, 2020 (collectively, the “Original Security Agreements”), with Mr. Pickens, pursuant to which the Company and the Subsidiaries granted to Mr. Pickens a security interest in all of the Company’s and the Subsidiaries’ Collateral, as such term is defined in the Original Security Agreements. In addition, the Subsidiaries jointly and severally agreed to guarantee and act as surety for the Company’s obligation to repay the Original Notes pursuant to a subsidiary guarantee.

On September 3, 2021, the Company entered into (1) the Omnibus Amendment to the Secured Promissory Notes (the “Amended Notes”) with Mr. Pickens, in connection with the Original Notes, and (2) the Omnibus Amendment to the Security Agreements (the “Amended Security Agreements”, and together with the Amended Notes, the “Amendments”) with the Subsidiaries, in connection with the Original Security Agreements. Pursuant to the Amendments, (a) the principal amount and accrued interest on the 2020 Note was paid in full and the 2020 Note was cancelled, and (b) $1.0 million of the principal amount and all accrued interest on the 2019 Note was paid and the maturity date on the remaining balance of the 2019 Note was extended to September 5, 2022 (the “Amended Maturity Date”). For more information, see Note 17.

Interest expense related to the Notes for the years ended June 30, 2021 and 2020 totaled $275 thousand and $177 thousand, respectively.

On April 14, 2020, the Company entered into a $542 thousand Paycheck Protection Program Promissory Note and Agreement (the “PPP Promissory Note”) with a commercial bank (the “Bank”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Promissory Note bears interest at a rate of 1.0% per annum. Payments are due monthly beginning November 10, 2020. The principal amount of the PPP Promissory Note along with any unpaid interest is due on April 1, 2022. The principal and interest may be forgiven if the proceeds are used for forgivable purposes as defined by the terms in the PPP Promissory Note, and the Company has used the proceeds from the PPP Promissory Note for forgivable purposes as defined by the terms of the PPP Promissory Note.

On October 19, 2020, as required by the Small Business Administration (the “SBA”) prior to executing a securities purchase agreement on October 21, 2020, the Company and the Bank entered into a Cash Reserve Agreement wherein the Company agreed to deliver to the Bank an amount equal to $542 thousand to be held in a separate restricted cash account in accordance with the terms and conditions of the Cash Reserve Agreement for the purpose of establishing a source of payment for the Company’s obligations to repay and/or obtain forgiveness of the PPP Promissory Note. In connection therewith, the Company applied for forgiveness under the provisions of the CARES Act. On April 19, 2021, the Company received notification from the Bank that the SBA has granted full forgiveness of the Company’s PPP Promissory Note. In addition, the restriction on the cash in the Cash Reserve Agreement was released.

(8) Stockholders’ Equity

Offerings of Common Stock

 On October 21, 2020, the Company entered into a securities purchase agreement with certain purchasers named therein, pursuant to which the Company agreed to issue and sell 7,826,086 shares (the “Public Offering Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an offering price of $2.30 per share (the “Public Offering”).

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

On October 28, 2020, the Company entered into a securities purchase agreement with certain purchasers named therein, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “October Registered Offering”), 2,887,906 shares (the “October Registered Offering Shares”) of the Company’s Common Stock, at an offering price of $2.15 per share.

The October Registered Offering resulted in gross proceeds of approximately $6.2 million before deducting the placement agent’s fees and related offering expenses.

Pursuant to an engagement agreement dated July 23, 2020, as amended, the Company engaged the Placement Agent to act as the Company’s exclusive placement agent in connection with the October Registered Offering. The Company also issued to the Placement Agent, or its designees, warrants (the “Placement Agent’s Warrants No. 2”) to purchase up to 173,274 shares of Common Stock, which represents 6.0% of the October Registered Offering Shares sold in the October Registered Offering. The Placement Agent’s Warrants No. 2 have an exercise price of $2.6875 per share, which represents 125% of the per share offering price of the October Registered Offering Shares, and a termination date of October 28, 2025. The Placement Agent’s Warrants No. 2 had a fair value per share of $1.80 as of the date of issuance.

On February 11, 2021, the Company entered into a securities purchase agreement with certain purchasers named therein, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “February Registered Offering”), 2,845,535 shares (the “February Registered Offering Shares”) of the Company’s Common Stock, par value $0.001 per share, at an offering price of $3.25 per share.

The February Registered Offering resulted in gross proceeds of approximately $9.25 million before deducting the placement agent’s fees and related offering expenses.

Pursuant to an engagement agreement, dated July 23, 2020, as amended, the Company engaged the Placement Agent to act as the Company’s exclusive placement agent in connection with the February Registered Offering. The Company has issued to the Placement Agent, or its designees, warrants (the “Placement Agent’s Warrants No. 3”) to purchase up to 170,732 shares of Common Stock, which represents 6.0% of the February Registered Offering Shares sold in the February Registered Offering. The Placement Agent’s Warrants No. 3 have an exercise price of $4.0625 per share, which represents 125% of the per share offering price of the February Registered Offering Shares and a termination date of February 11, 2026. The Placement Agent’s Warrants had a fair value per share of $2.94 as of the date of issuance.

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

At-the-Market Agreements

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

Warrants

A summary of the common stock warrant activity for the year ended June 30, 2021 is presented below:

	Shares (In thousands)	Weighted Average Exercise Price	Aggregate Fair Market Value at Issuance (In thousands)	Weighted Average Remaining Contractual Life (in years)
Outstanding at June 30, 2019	—	$—	$—	—
Issued	86	5.14	194	4.74
Exercised	—	—	—	—
Canceled or expired	—	—	—	—
Outstanding at June 30, 2020	86	$5.14	$194	4.74
Issued	2,307	2.40	3,553	4.47
Exercised	—	—	—	—
Canceled or expired	—	—	—	—
Outstanding at June 30, 2021	2,393	$2.32	$3,747	4.44

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants (In thousands)
				For the period ended June 30,
Issue Date	Classification	Exercise Price	Expiration Date	2021	2020
March 26, 2020	Equity	$6.25	March 25, 2025	25	25
March 30, 2020	Equity	$4.6875	March 27, 2025	61	61
October 23, 2020	Equity	$2.88	October 21, 2025	470	—
October 28, 2020	Equity	$2.6875	October 28, 2025	173	—
February 16, 2021	Equity	$4.06	February 11, 2026	171	—
April 12, 2021	Equity	$1.875	April 7, 2026	1,493	—
Total Outstanding				2,393	86

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

Following the successful offerings of the Company’s Common Stock during fiscal year 2021, the Company is now in compliance with the minimum stockholders’ equity requirement.

(9) Business Risk and Credit Risk Concentration Involving Cash

For the fiscal year ended June 30, 2021, the Company had two customers that substantially comprised all of the Company’s revenue; these two customers were located in Europe. All of the Company’s revenue for the fiscal year ended June 30, 2020 came from one customer.

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

(10) Common Stock Incentive, Stock Purchase Plans, and Other Compensation Plans

2021 Omnibus Equity Plan (“2021 Plan”)

On May 26, 2021 (the “Effective Date”), at the 2020 Annual Meeting of Shareholders, the shareholders of the Company voted to adopt the 2021 Plan. We currently maintain the 2011 Stock Incentive Plan (the “Prior Plan”). However, following the Effective Date, no further awards may be issued under the Prior Plan, but all awards under the Prior Plan that are outstanding as of the Effective Date will continue to be governed by the terms, conditions, and procedures set forth in the Prior Plan and any applicable award agreement.

Under the 2021 Plan, 1,500,000 shares of Company common stock are initially available for grant. The number of shares available for grant under the 2021 Plan is designed to enable the Company to properly incentivize its employees and management teams over a number of years on a going-forward basis. The 2021 Plan, administered by the Compensation Committee of the Board of Directors, provided for granting of incentive awards in the form of stock, stock options, stock appreciation rights, and restricted stock to employees, directors, and consultants of the Company.

2011 Stock Incentive Plan (“2011 Plan”)

The 2011 Plan was designed to increase shareholder value by compensating employees over the long term. The plan was used to promote long-term financial success and execution of the Company’s business strategy. At the time of approval, 350,000 shares of Astrotech’s common stock were reserved for issuance under this plan. On June 26, 2014, an additional 400,000 shares of Astrotech’s common stock were approved for issuance under this plan. On December 7, 2017, an additional 225,000 shares of Astrotech’s common stock were approved for issuance under this plan. On December 7, 2018, an additional 537,197 shares of Astrotech’s common stock were approved for issuance under this plan. On June 29, 2020, an additional 1,500,000 shares of Astrotech’s common stock were approved for issuance under this plan.

Stock Option Activity Summary

The Company’s stock option activity for the years ended June 30, 2021 and 2020 was as follows:

	Shares (In thousands)	Weighted Average Exercise Price
Outstanding at June 30, 2019	324	$5.71
Granted	10	1.85
Exercised	—	—
Canceled or expired	(9)	4.18
Outstanding at June 30, 2020	325	$5.68
Granted	50	5.00
Exercised	—	—
Canceled or expired	(100)	6.49
Outstanding at June 30, 2021	275	$5.25

The aggregate intrinsic value of options exercisable at June 30, 2021 was $0 as the fair value of the Company’s common stock is less than the exercise prices of these options. The aggregate intrinsic value of all options outstanding at June 30, 2021 was $0.

Range of exercise prices	Number Outstanding (In thousands)	Options Outstanding Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable (In thousands)	Options Exercisable Weighted- Average Exercise Price
$1.85 – $3.55	76	1.8	$3.35	70	$3.35
$5.30 – $5.85	113	5.9	5.49	113	5.49
$6.00 – $7.50	86	2.5	6.59	86	6.59
$1.85 – $7.50	275	3.7	$5.25	269	$5.29

Compensation costs recognized related to vested stock option awards during the years ended June 30, 2021 and 2020 were $1 thousand and $147 thousand, respectively. At June 30, 2021, there was $1 thousand of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted average period of 1.3 years.

Restricted Stock

The Company’s restricted stock activity for the years ended June 30, 2021 and 2020, was as follows:

	Shares (In thousands)	Weighted Average Grant-Date Fair Value
Outstanding at June 30, 2019	208	$4.06
Granted	5	2.47
Exercised	(63)	3.77
Canceled or expired	(17)	4.06
Outstanding at June 30, 2020	133	$3.95
Granted	2,019	2.02
Exercised	(58)	1.84
Canceled or expired	(71)	3.57
Outstanding at June 30, 2021	2,023	$2.05

Compensation costs recognized related to vested restricted stock awards during the years ended June 30, 2021 and 2020 were $625 thousand and $202 thousand, respectively. At June 30, 2021, there was $3.7 million of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 2.7 years.

Fair Value of Stock-Based Compensation

Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes model on the date of grant of stock options. The fair values of stock options are amortized as compensation expense on a straight-line basis over the vesting period of the grants. The Company recognizes forfeitures as they occur. The assumptions used for the years ended June 30, 2021 and 2020 and the resulting estimates of weighted-average fair value per share of options granted or modified are summarized in the following table:

	Year Ended June 30, 2021	Year Ended June 30, 2020
Expected Dividend Yield	—	—
Expected Volatility	106.29%	103.14%
Risk-Free Interest Rates	1.45%	0.66%
Expected Option Life (in years)	3.5	3.5
Weighted-average grant-date fair value of options awarded	$2.40	$2.42

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

•	The estimate of the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.
•	For the years ended June 30, 2021 and June 30, 2020, the Company used the simplified method of calculating the expected life of the options.

(11) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of June 30, 2021 and 2020, the Company had established a full valuation allowance against all of its net deferred tax assets.

For the fiscal year ended June 30, 2021, the Company incurred losses from operations in the amount of $7.6 million. There is no effective tax rate for the fiscal year 2021. There is no current state tax expense.

FASB ASC 740, Income Taxes addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had unrecognized tax benefit of $329 thousand as of June 30, 2021, all of which have been accounted for as contra deferred tax assets.

For the years ended June 30, 2021 and 2020, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to prior year deferred true ups and the valuation allowance against its net deferred tax assets.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized.

Income Tax Expense and Effective Tax Rate

The components of income tax benefit from operations are as follows:

Year Ended June 30,
(In thousands)	2021	2020
Current
Federal	$—	$—
State and local	—	—
Total current tax benefit	$—	$—
Deferred
Federal	—	—
State and local	—	—
Total deferred tax benefit	$—	$—
Total tax benefit	$—	$—

A reconciliation of the reported income tax benefit to the amount that would result by applying the U.S. Federal statutory rate to the loss before income taxes to the actual amount of income tax benefit recognized follows:

	Year Ended June 30,
(In thousands)	2021	2020
Expected benefit	$1,596	$1,746
State tax expense	—	—
Tax credits	187	—
Change in valuation allowance	(1,352)	2,961
Prior year true-up	26	(4,650)
Expiration of net operating loss carryovers	(533)	—
Other permanent items	76	(57)
Total income tax benefit	$—	$—

Deferred Tax Assets and Liabilities

The Company’s deferred tax assets as of June 30, 2021 and 2020 consist of the following:

	Year Ended June 30,
(In thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$15,882	$14,786
Tax credit carryforwards	1,165	—
Lease liability - current and non-current	62	202
Accrued expenses and other timing	741	1,047
Property and equipment, principally due to differences in depreciation	77	85
Total gross deferred tax assets	$17,927	$16,120
Less — valuation allowance	(17,875)	(15,941)
Net deferred tax assets	$52	$179
Deferred tax liabilities:
Right-of-use assets	$(52)	$(179)
Total gross deferred tax liabilities	(52)	(179)
Net deferred tax assets	$—	$—

The Company files consolidated returns for federal, Florida, and Texas income and franchise taxes. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be utilized to offset future tax liabilities. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2021, the Company provided a full valuation allowance of approximately $17.9 million against its net deferred tax assets.

The valuation allowance increased by approximately $2.0 million for the year ended June 30, 2021. Since the Company reflects a full valuation allowance against its deferred tax assets, there has been no income tax impact from these changes. The Tax Cuts and Jobs Act enacted on December 22, 2017 repealed the alternative minimum tax and any available alternative minimum tax credit will be refunded according to the guidelines of the Tax Cuts and Jobs Act. The alternative minimum tax credit is limited to 50% of the available balance each year for tax years 2018 to 2020 and any remaining balance is fully refundable for tax year 2021. The CARES Act enacted on March 27, 2020 included the acceleration of the alternative minimum tax credit and allows for the acceleration of the refundable AMT credit up to 100% of the AMT credit. As a result, the Company received a $429 thousand alternative minimum tax credit refund in the June 2021 tax year.  The Company has no further alternative minimum tax refund receivable as of June 30, 2021.

At June 30, 2021, the Company had net operating loss carryforwards of approximately $74.0 million with approximately $38.6 million ($8.1 million, tax effected) for federal income tax purposes that are available to offset future regular taxable income set to expire between the years of 2020 and 2037. The Company also had net operating loss carryforwards with indefinite lives of approximately $35.4 million ($7.4 million, tax effected) for federal income tax purposes that are available to offset future regular taxable income. For net operating losses with indefinite carryforward lives, generated beginning after December 31, 2017, the Tax Cuts and Jobs Act limits the amount of net operating losses to be utilized and deducted by the taxpayer to 80% of the taxpayer’s taxable income. Utilization of some of these net operating losses is limited due to the changes in stock ownership of the Company associated with the October 2007 Exchange Offer; as such, the benefit from these losses may not be realized.

The Company has federal research and development income tax credit carryovers of $0.8 million as of June 30, 2021.  These credits will expire between the years 2035 and 2041.

At June 30, 2021, the Company also has accumulated state net operating loss carryforwards of approximately $7.4 million ($0.3 million, tax effected) that are available to offset future state taxable income. These net operating loss carryforwards expire between the years 2026 and 2038. These losses may also be subject to utilization limitations; as such, the benefit from these losses may not be realized.

The Company has a temporary credit for business loss carryovers that may be utilized to offset its Texas margin tax. At June 30, 2021, the credit amount is $0.5 million ($0.4 million, tax effected). These credits may be used to offset $13 thousand of state tax liability each year and will expire in 2027.

Uncertain Tax Positions

The Company had unrecognized tax benefits of $329 thousand as of June 30, 2021, all of which have been accounted for as contra deferred tax assets.  A rollforward of the beginning and ending amount of unrecognized tax benefits from July 1, 2020 to June 30, 2021 is as follows:

.

	Year Ended June 30,
(In thousands)	2021	2020
Balance at July 1, 2020	$—	$—
Additions for tax positions of current period	80	—
Additions for tax positions of prior years	249	—
Decreases for tax positions of prior years	—	—
Balance at June 30, 2021	$329	$—

The Company recognizes interest and penalties related to income tax matters in income tax expense, as incurred. For the years ended June 30, 2021 and 2020, the Company did not recognize any interest expense for uncertain tax positions.

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

Reconciliation and the components of basic and diluted net loss per share are as follows (in thousands, except per share data):

	Year Ended June 30,
	2021	2020
Numerator:
Net loss	$(7,603)	$(8,311)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	21,984	6,346
Basic and diluted net loss per common share:
Net loss	$(0.35)	$(1.31)

All unvested restricted stock awards for the years ended June 30, 2021 and 2020 are not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive. Options to purchase 275,503 shares of common stock at exercise prices ranging from $1.85 to $7.50 per share outstanding for the year ended June 30, 2021 and options to purchase 325,313 shares of common stock at exercise prices ranging from $1.85 to $8.35 per share outstanding for the year ended June 30, 2020 were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive.

(13) Employee Benefit Plans

Astrotech has a defined contribution retirement plan, which covers substantially all employees and officers. Effective July 1, 2019, the Company elected to no longer match employees’ contributions to the plan; however, beginning in the third quarter of fiscal year 2021, the Company reinstated the match to employees’ contributions to the retirement plan. For the year ended June 30, 2021, the Company contributed the required match of $31 thousand to the plan. The Company has the right, but not an obligation, to make additional contributions to the plan in future years at the discretion of the Company’s Board of Directors. The Company has not made any additional contributions for the years ended June 30, 2021 and 2020.

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

Legal Proceedings

On April 15, 2021, a putative stockholder of the Company commenced a class action and derivative lawsuit in the Delaware Court of Chancery, Stein v. Pickens, et al., C.A. No. 2021-0322-JRS (the “Stein Action”), in which it is alleged, among other things, that the Company improperly included broker non-votes in the tabulation of votes counted in favor to approve an amendment to the Company’s Certificate of Incorporation (the “2020 Certificate Amendment”) and, thus the 2020 Certificate Amendment was defective. The Company investigated these allegations and disputes them. Discovery in this matter is ongoing.

On April 30, 2021, the Company filed a validation proceeding in the Delaware Court of Chancery, In re Astrotech Corporation, C.A. No. 2021-0380-JRS, pursuant to Section 205 of the Delaware General Corporation Law (the “Section 205 Action”).  The Company does not believe that the filing and effectiveness of the 2020 Certificate Amendment is either invalid or ineffective. However, to resolve any uncertainty, the Company is pursuing corrective actions to ratify the 2020 Certificate Amendment through the filing of the Section 205 Action. The Company presently anticipates presenting its request for validation to the Court in September 2021.

Further information regarding the Stein Action and the Section 205 Action is provided in the Schedule 14A proxy statement amendment and supplement filed by the Company with the Securities and Exchange Commission on April 29, 2021.

(15) Segment Information

The Company currently has three reportable business units: Astrotech Technologies, Inc, 1st Detect Corporation and AgLAB Inc. The results for the BreathTech business unit are included within ATI, as BreathTech does not meet the threshold for segment reporting.

Astrotech Technologies, Inc.

ATI owns and licenses the intellectual property related to the AMS Technology, the platform mass spectrometry technology originally developed by 1st Detect.

1st Detect Corporation

1st Detect is a manufacturer of explosives and narcotics trace detectors developed for use at airports, cargo and other secured facilities, and borders worldwide.

AgLAB Inc.

AgLAB is developing a series of mass spectrometers for use in the hemp and cannabis market with initial focus on optimizing yields in the extraction and distillation process.

All intercompany transactions between business units have been eliminated in consolidation.

Key financial metrics of the Company’s segments for the years ended June 30, 2021 and 2020 are as follows:

	Year Ended June 30, 2021
(In thousands)	Revenue	Depreciation	Loss Before Income Taxes
ATI	$—	$16	$(3,048)
1st Detect	334	3	(1,223)
AgLAB	—	36	(3,332)
Total	$334	$55	$(7,603)

	Year Ended June 30, 2020
(In thousands)	Revenue	Depreciation	Loss Before Income Taxes
1st Detect	$488	$189	$(6,858)
AgLAB	—	—	(1,453)
Total	$488	$189	$(8,311)

	June 30, 2021
(In thousands)	Fixed Assets, Net	Total Capital Expenditures	Total Assets
ATI	$166	$(166)	$63,402
1st Detect	60	(8)	2,086
AgLAB	37	(37)	145
Total	$263	$(211)	$65,633

	June 30, 2020
(In thousands)	Fixed Assets, Net	Total Capital Expenditures	Total Assets
1st Detect	$99	$—	$5,930
AgLAB	—	—	—
Total	$99	$—	$5,930

(16) Impact of COVID-19 Pandemic

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

CARES Act

On March 27, 2020, the CARES Act was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll taxes, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The most significant relief measures which the Company qualified for are the PPP Promissory Note, alternative minimum tax credit refunds, employee retention credit, and payroll tax deferral.

The Company will continue to assess the treatment of the CARES Act to the extent additional guidance and regulations are issued, the further applicability of the CARES Act to the Company, and the potential impacts on the business.

(17) Subsequent Events

On September 3, 2021, the Company entered into (1) the Amended Notes with Mr. Pickens, in connection with the Original Notes, and (2) the Amended Security Agreements with the Subsidiaries, in connection with the Original Security Agreements, collectively the Amendments. Pursuant to the Amendments, (a) the principal amount and accrued interest on the 2020 Note was paid in full and the 2020 Note was cancelled, and (b) $1.0 million of the principal amount and all accrued interest on the 2019 Note was paid and the maturity date on the remaining balance of the 2019 Note was extended to September 5, 2022.

In addition, the Subsidiaries jointly and severally agreed to guarantee and act as surety for the Company’s obligation to repay the remaining balance on the 2019 Note pursuant to subsidiary guarantees, dated September 5, 2019 and February 13, 2020, respectively, as amended by the Omnibus Amendments to Subsidiary Guarantees, dated August 24, 2020 and September 3, 2021, respectively (the Omnibus Amendment to Subsidiary Guarantees dated September 3, 2021, the “Amended Subsidiary Guarantee”). The Subsidiary Guaranty with respect to the 2020 Note was also cancelled by the Amended Subsidiary Guarantee due to the 2020 Note being repaid in full.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal controls through the oversight of the operations of the Company, and, based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of June 30, 2021, based on the frame-work in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of June 30, 2021.

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

Item 9B.   Other Information

None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

The following sets forth information concerning members of the Board of Directors:

Current Directors	Principal Occupation	Age as of June 30, 2021	Director Since
Thomas B. Pickens III	Chairman and Chief Executive Officer of Astrotech Corporation	64	2004
Daniel T. Russler, Jr. *	Principal, Family Asset Management, LLC	58	2011
Ronald W. Cantwell *	President, VC Holdings, Inc.	77	2015
Tom Wilkinson *	Chief Executive Officer, Xplore Technologies	51	2018

* Indicates independent director

Directors

Thomas B. Pickens III

Chairman and Chief Executive Officer of Astrotech Corporation

Mr. Pickens currently serves as Chairman of the Board and Chief Executive Officer of Astrotech Corporation and has held that position since January 2007. Mr. Pickens also currently serves as CEO of the Astrotech subsidiaries AgLAB Inc., BreathTech Corporation, and Astral Images Inc.

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

Mr. Pickens is currently the Chairman of the Board of Astrotech Corporation, Astrotech Technologies, Inc., 1st Detect Corporation, AgLAB, Inc., and BreathTech Corporation. He also currently serves on the board of NaturalShrimp Incorporated (OTC: SHMP).  Mr. Pickens was previously the Chairman of the Board of Xplore Technologies Corporation (Nasdaq: XPLR) until it was sold to Zebra Technologies (Nasdaq: ZBRA) in July 2018. He has served as the Chairman of the Board of Astrotech Space Operations, Inc., Beta Computer Systems, Inc., Catalyst Energy Corporation, United Thermal (NYSE), Century Power Corporation, Vidilia Hydroelectric Corporation, U.S. Utilities, Great Southern Water Corp. and South Carolina Water & Sewer, Inc. He has served as a member on the boards of Trenwick America Reinsurance Corporation, Spacehab Inc. (Nasdaq), Advocate MD, Optifab, Inc. (Nasdaq) and was the New York chapter Chairman of United Shareholders Association, a shareholders’ rights organization.

Daniel T. Russler, Jr.
Principal, Family Asset Management, LLC

Daniel Russler has more than 30 years of capital markets, development and entrepreneurial experiences, including an extensive background in sales and trading of a broad variety of equity, fixed income and private placement securities. Since 2003, Mr. Russler has been the Principal Partner of Family Asset Management, LLC, a multi-family office providing high net worth individuals and families with financial services. Mr. Russler has held portfolio and risk management positions at First Union Securities, Inc., J.C. Bradford & Co., William R. Hough & Co., New Japan Securities International, and Bankers Trust Company.

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

Ronald (Ron) W. Cantwell
President, VC Holdings, Inc.

Ron Cantwell is President of VC Holdings, Inc., through which Mr. Cantwell provides advisory services in corporate and project investment structuring, mergers and acquisitions, financial restructuring and operations management. In addition, Mr. Cantwell spent nineteen years in public accounting, most recently as a Tax Partner in the Ernst & Young, LLP Dallas office.

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

Tom Wilkinson
Chief Executive Officer, Sonim Technologies

Mr. Wilkinson is a professional advisor and consultant through his business, Wilkinson & Company, which he founded in 2014 to provide turn around, M&A and business growth advisory services.  He has served as the Chief Executive Officer of Sonim Technologies (Nasdaq:SONM) and Cipherloc Corporation (OTCBB:CLOK), and continues to serve as Chairman of the Board for Cipherloc.  He was also the former Chief Executive Officer of Xplore Technologies Corp. (Nasdaq:XPLR) which was sold to Zebra Technologies in July 2018. Prior to becoming the Chief Executive Officer of Xplore Technologies Corp., Mr. Wilkinson served as the Chief Financial Officer of this international rugged tablet company. Prior to his tenure at Xplore, he served as Chief Financial Officer for Amherst Holdings, a financial services company focused on real estate and real estate financing. In this role, Mr. Wilkinson took part in the successful sale of Amherst’s broker dealer subsidiary, significant capital generation for new strategies and the spin-off of one of the largest single-family equity businesses in the United States. Mr. Wilkinson was the co-founder and Managing Partner of PMB Helin Donovan, a multi-office regional accounting firm where he led the growth of the firm both organically and through acquisition to one of the top 200 firms in the United States. His clients included a large number of US Public Companies and international businesses.

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

Executive Officers of the Company

Set forth below is a summary of the background and business experience of the other executive officer of the Company:

Name	Position(s)	Age as of June 30, 2021
Eric N. Stober	Chief Financial Officer, Treasurer and Secretary	43

Eric N. Stober
Chief Financial Officer, Treasurer and Secretary

Eric Stober joined Astrotech Corporation in 2008 and was promoted to Chief Financial Officer, Treasurer and Secretary in 2013. Mr. Stober brings significant experience in private equity, finance and business start-ups. Prior to joining Astrotech Corporation, he worked at the private equity firm Virtus Financial Group analyzing prospective middle market investments. Additionally, Mr. Stober founded or co-founded several companies, including a web advertising company, a small business tax and financial advisory firm, a sports-based media and entertainment company, and a service provider sourcing company. He has also helped numerous companies raise start-up or growth capital. Mr. Stober began his professional career working for both The Ayco Company, which was acquired by Goldman Sachs (NYSE: GS), and Lehman Brothers (formerly NYSE: LEH), where he helped wealthy individuals and families manage their investments, taxes, insurance, estate plans, and compensation and benefits.

Mr. Stober has an MBA from the McCombs School of Business at the University of Texas where he was the President of the MBA Entrepreneur Society. He also has an undergraduate degree in Finance from the University of Illinois where he graduated with honors.

The Company currently has no other named executive officers. Rajesh Mellacheruvu served as the Company’s Chief Operating Officer until his resignation effective April 30, 2021, and that position remains vacant as of the date of this filing.

Board of Directors

The Board held a total of seven meetings during fiscal 2021 and acted seventeen times by written consent. All of our directors are expected to attend each meeting of our Board and the committees on which they serve and are encouraged to attend annual shareholder meetings, to the extent reasonably possible. All directors attended 95% of the aggregate of the meetings of our Board and committees on which they served in fiscal 2021 held during the period in which they served as directors. All four of the directors attended our 2020 annual meeting of shareholders.

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

Committees of the Board of Directors

During fiscal year 2021, the Board of Directors had three standing committees: an Audit Committee, a Compensation Committee, and a Corporate Governance and Nominating Committee.

Each such committee currently consists of three persons, and each member of the Audit, Compensation, and Corporate Governance and Nominating Committees meet the independence requirements of the Nasdaq’s Listing Rules.

Audit Committee

The Audit Committee is composed solely of independent directors that meet the requirements of Nasdaq and SEC rules and operates under a written charter adopted by the Audit Committee and approved by the Board of Directors. The charter is available on the Company’s website at www.astrotechcorp.com under the heading “For Investors.” The Audit Committee is responsible for appointing and compensating a firm of independent auditors to audit the Company’s financial statements, as well as oversight of the performance and review of the scope of the audit performed by the Company’s Independent Registered Public Accounting Firm. The Audit Committee also reviews audit plans and procedures, changes in accounting policies, and the use of the independent auditors for non-audit services. As of the end of fiscal year 2021, the Audit Committee consisted of Messrs. Cantwell (Chairman), Russler, and Wilkinson.

During fiscal year 2021, the Audit Committee met four times. The Board of Directors has determined that each of Messrs. Cantwell, Russler, and Wilkinson met the qualification guidelines as an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.

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

The Compensation Committee also administers the Company’s 2021 Omnibus Equity Incentive Plan in accordance with the terms and conditions set forth in that plan. As of the end of fiscal year 2021, the Compensation Committee consisted of Messrs. Wilkinson (Chairman), Russler, and Cantwell. During fiscal year 2021, the Compensation Committee met two times.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee was created by the Board of Directors. The Corporate Governance and Nominating Committee is comprised solely of independent directors that meet the requirements of Nasdaq and SEC rules and operates under a written charter adopted by the Corporate Governance and Nominating Committee and approved by the Board of Directors. The charter is available on the Company’s website at www.astrotechcorp.com under the heading “For Investors.” The primary purpose of the Corporate Governance and Nominating Committee is to provide oversight on the broad range of issues surrounding the composition and operation of the Board of Directors, including identifying individuals qualified to become Board of Directors members and recommending director nominees for the next Annual Meeting of Shareholders. As of the end of fiscal year 2021, the Corporate Governance and Nominating Committee consisted of Messrs. Russler (Chairman), Cantwell, and Wilkinson. During fiscal year 2021, the Corporate Governance and Nominating Committee did not meet.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. Such directors, executive officers, and greater than 10% shareholders are required by SEC regulation to furnish to the Company copies of all Section 16(a) forms they file. Due dates for the reports are specified by those laws, and the Company is required to disclose in this document any failure in the past fiscal year to file by the required dates. Based upon a review of the copies of such forms furnished to us, we believe that all filings required to be made pursuant to Section 16(a) of the Exchange Act during the year ended June 30, 2021 were filed in a timely manner.

Family Relationships

There are no family relationships between or among any of our directors and executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any legal proceeding in the past ten years that would require disclosure under Item 401(f) of Regulation S-K promulgated under the Securities Act.

Item 11.  Executive Compensation

The following table and footnotes provide information on compensation for the services of our Named Executive Officers (“NEOs”) for fiscal year 2021 and, where required, fiscal year 2020.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Options ($)(2)	All Other Compensation ($)(3)	Total ($)
Thomas B. Pickens III;	2021	435,170	400,000	21,234	—	23,562	879,966
Chief Executive Officer	2020	429,707	—	39,703	50,634	15,294	535,338

Eric N. Stober;	2021	313,827	150,000	6,066	—	13,201	483,094
Chief Financial Officer	2020	300,500	—	11,344	27,096	977	339,917

Rajesh Mellacheruvu; (4)	2021	258,763	—	21,234	—	8,492	288,489
Chief Operating Officer	2020	278,009	—	39,703	34,779	2,395	354,886

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

3.

The amounts in this column include the following: cellular telephone service allowances; matching contributions under our 401(k) savings plan; premiums for insurance plans including, but not limited to, medical, dental, vision, and life; and payments associated with a car allowance for Mr. Pickens.

4.	Effective April 20, 2021, Mr. Mellacheruvu resigned from his positions as the Company’s Vice President and Chief Operating Officer and as Chief Executive Officer of the 1st Detect subsidiary,

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

Regarding Ongoing Compensation of Mr. Pickens and Mr. Stober

On March 17, 2021, the Compensation Committee approved a structure to establish a cash bonus and annual equity incentive grants for Mr. Pickens and Mr. Stober. The purpose of this structure is to provide for retention, encourage high levels of performance, align the interests of executives with shareholders, and reduce the uncertainty that existed in their compensation arrangements. The structure is as follows:

	Salary *	Cash Bonus **	Equity Incentive**
Mr. Pickens	450,000	0-100% of Salary	0-100% of Salary
Mr. Stober	350,000	0-50% of Salary	0-100,000 Shares

*   To be set annually at the beginning of each fiscal year.

** To be determined annually after the end of each fiscal year.

Cash Bonus Awards

During fiscal year 2021, the Compensation Committee awarded bonuses to NEOs and employees in recognition of individual performance. Each NEO’s maximum bonus is outlined in the table above, subject to Compensation Committee discretion. During fiscal year 2020, no cash bonus awards were given to NEOs or employees.

Long-Term Equity Compensation Awards

On May 26, 2021 (the “Effective Date”), at the 2020 Annual Meeting of Shareholders, the shareholders of the Company voted to adopt the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). We currently maintain the 2011 Stock Incentive Plan (the “Prior Plan”), however, following the Effective Date, no further awards may be issued under the Prior Plan, but all awards under the Prior Plan that are outstanding as of the Effective Date will continue to be governed by the terms, conditions, and procedures set forth in the Prior Plan and any applicable award agreement.

Summary of the 2021 Plan

The 2021 Omnibus Equity Incentive Plan permits the discretionary award of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and incentive awards.

Any employee or consultant of the Company (or its subsidiaries) or a director of the Company who, in the opinion of the Compensation Committee, is in a position to contribute to the growth, development, or financial success of the Company, is eligible to participate in the 2021 Plan. The 2021 Plan permits the plan administrator to select the eligible recipients who will receive awards, to determine the terms and conditions of those awards, including but not limited to the exercise price or other purchase price of an award, the number of shares of common stock or cash or other property subject to an award, the term of an award and the vesting schedule applicable to an award, and to amend the terms and conditions of outstanding awards. In any calendar year, no covered employee described in Section 162(m) of the Internal Revenue Code may be granted (in the case of stock options and stock appreciation rights), or have vest (in the case of restricted stock or other stock-based awards), awards relating to more than 160,000 shares of Common Stock, and the maximum aggregate cash payout with respect to incentive awards paid in cash to such covered employees may not exceed $5,000,000. No participant who is a director, but is not also an employee or consultant, of the Company shall receive awards under the 2021 Plan and be paid cash compensation during any calendar year that exceed, in the aggregate, $250,000 in total value.

The maximum number of shares of common stock reserved and available for issuance under the 2021 Plan will be equal to the sum of (i) 1,500,000 shares of common stock; (ii) the number of shares of common stock reserved, but unissued under the Prior Plan; (iii) the number of shares of common stock underlying forfeited awards under the Prior Plan; and (iv) an annual increase on the first day of each calendar year beginning with the first January 1 following the Effective Date and ending with the last January 1 during the initial ten-year term of the 2021 Plan, equal to the lesser of (A) five percent (5%) of the shares of common stock outstanding (on an as-converted basis, which shall include shares of common stock issuable upon the exercise or conversion of all outstanding securities or rights convertible into or exercisable for shares of common stock, including without limitation, preferred stock, warrants or employee options to purchase any shares of common stock) on the final day of the immediately preceding calendar year and (B) such lesser number of shares of common stock as determined by our board of directors; provided that shares of common stock issued under the 2021 Plan with respect to an Exempt Award will not count against the share limit. We use the term “Exempt Award” to mean (i) an award granted in the assumption of, or in substitution for, outstanding awards previously granted by another business entity acquired by us or any of our subsidiaries or with which we or any of our subsidiaries merge, or (ii) an award that a participant purchases at fair market value.

No more than 1,500,000 shares of common stock (as increased on an annual basis, on the first day each calendar year beginning with the first January 1 following the Effective Date and ending with the last January 1 during the initial ten-year term of the Plan, by the lesser of (A) five percent (5%) of the shares of common stock outstanding (on an as-converted basis, which shall include shares of common stock issuable upon the exercise or conversion of all outstanding securities or rights convertible into or exercisable for shares of common stock, including without limitation, preferred stock, warrants or employee options to purchase any shares of common stock) on the final day of the immediately preceding calendar year, (B) 1,500,000 shares of common stock, and (C) such lesser number of shares of common stock as determined by our board of directors) shall be issued pursuant to the exercise of incentive stock options.

New shares reserved for issuance under the 2021 Plan may be authorized but unissued shares of Company’s common stock or shares of Company’s common stock that will have been or may be reacquired by us in the open market, in private transactions or otherwise.  If any shares of Company’s common stock subject to an award are forfeited, cancelled, exchanged or surrendered or if an award terminates or expires without a distribution of shares to the participant, the shares of Company common stock with respect to such award will, to the extent of any such forfeiture, cancellation, exchange, surrender, termination or expiration, again be available for awards under the Plan except that any shares of Company common stock surrendered or withheld as payment of either the exercise price of an award and/or withholding taxes in respect of an award will not again be available for awards under the Plan. If an award is denominated in shares of Company’s common stock, but settled in cash, the number of shares of common stock previously subject to the award will again be available for grants under the 2021 Plan. If an award can only be settled in cash, it will not be counted against the total number of shares of common stock available for grant under the 2021 Plan. However, upon the exercise of any award granted in tandem with any other awards, such related awards will be cancelled as to the number of shares as to which the award is exercised and such number of shares of Company’s common stock will no longer be available for grant under the 2021 Plan.

As exhibited by our responsible use of equity over the past several years and good corporate governance practices associated with equity and executive compensation practices in general, the stock reserved under the 2021 Plan will provide us with the platform needed for our continued growth, while managing program costs and share utilization levels within acceptable industry standards.

Outstanding Equity Awards at the End of Fiscal Year 2021

The following table shows certain information about equity awards as of June 30, 2021:

	Option Awards (1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(2)	Number of Securities Underlying Unexercised & Unearned Options (#)(3)	Option Exercise Price ($)	Expiration Date	Number of Shares Not Yet Vested (#)	Market Value of Shares Not Yet Vested at Grant Date ($)
Thomas B. Pickens III	22,500	—	3.55	09/13/21	—	—
	20,000	—	6.00	08/21/22	—	—
	40,000	—	5.85	05/09/27	—	—
	—	—	—	—	1,340,237	2,723,378
Eric N. Stober	2,800	—	3.55	09/13/21	—	—
	2,000	—	6.00	08/21/22	—	—
	20,000	—	5.30	05/09/27	—	—
	—	—	—	—	353,334	718,336
Rajesh Mellacheruvu	8,000	—	2.83	07/19/21	—	—
	34,000	—	7.50	07/19/21	—	—
	25,671	—	5.30	07/19/21	—	—
1.	All exercisable options will expire 90 days after the date of employee’s termination.
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

Cash-Based Compensation

Effective January 4, 2021, the Company’s directors, other than the Chairman of the Audit Committee, earn an annual cash stipend of $30,000. The Chairman of the Audit Committee earns an annual stipend of $38,500, recognizing the additional duties and responsibilities of this role. These stipends are generally paid on a quarterly basis.

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

Effective January 4, 2021, the Company’s directors earn equity-based compensation of $50,000 annually.

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

Fiscal Year 2021 Non-Employee Director Compensation Table

The table below provides the compensation earned or paid in cash or stock awards to each non-employee director as of June 30, 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Mark Adams (1)	61,500	—	61,500
Daniel T. Russler, Jr.	41,375	38,875	80,250
Ronald W. Cantwell	53,500	46,750	100,250
Tom Wilkinson	43,375	40,875	84,250
Total	199,750	126,500	326,250
1.	Mr. Adams resigned from the Board of Directors on December 31, 2020.

The table below provides the number of outstanding stock options and unvested restricted stock held by each non-employee director as of June 30, 2021.

Name	Aggregate Number of Options Outstanding (#)	Aggregate Number of Unvested Restricted Stock Shares Outstanding (#)
Mark Adams (1)	17,000	—
Daniel T. Russler, Jr.	17,000	31,666
Ronald W. Cantwell	8,000	33,334
Tom Wilkinson	—	50,000
Total	42,000	115,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of June 30, 2021 certain information regarding the beneficial ownership of outstanding Common Stock held by (i) each person known by the Company to be a beneficial owner of more than 5% of any outstanding class of the Company’s capital stock, (ii) each of the Company’s directors and director nominees, (iii) the Company’s Chief Executive Officer and Chief Financial Officer at the end of the Company’s last completed fiscal year, and (iv) all directors and executive officers of the Company as a group. Unless otherwise described below, each of the persons listed in the table below has sole voting and investment power with respect to the shares indicated as beneficially owned by each party.

Name and Address of Beneficial Owners	Shares of Common Stock (#)	Unvested Restricted Stock Grants (#)	Shares Subject to Options Exercisable Within 60 Days of June 30, 2021	Preferred Shares with an Option to Convert on a 1:1 Basis	Total Number of Shares Beneficially Owned	Percentage of Class (1)
Certain Beneficial Owners
Heights Capital Management (2)	3,500,000	—	—	—	3,500,000	7.0%
Non-Employee Directors: (3)
Daniel T. Russler	39,913	31,666	17,000	—	88,579	*
Ronald W. Cantwell	41,944	33,334	8,000	—	83,278	*
Tom Wilkinson	37,874	50,000	—	—	87,874	*
Named Executive Officers: (3)
Thomas B. Pickens III	1,575,018	1,340,237	82,500	280,898	3,278,653	6.6%
Eric Stober	99,961	353,334	24,800	—	478,095	1.0%
All Directors and Executive Officers as a Group (5 persons)	1,794,710	1,808,571	132,300	280,898	4,016,479	8.0%

*Indicates beneficial ownership of less than 1% of the outstanding shares of common stock.

1.

Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Under Rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the number and percentage owned by any other person listed. As of June 30, 2021, we had 49,450,558 shares of common stock outstanding.

2.

Information based on Form 13G filed with the SEC by Heights Capital Management on April 19, 2021. Heights Capital Management is a is a private equity firm based in the United States with its principal business conducted at 101 California Street, Suite 3250, San Francisco, California, 94111.

3.	The applicable address for all non-employee directors and named executive officers is c/o Astrotech Corporation, 2028 E. Ben White Blvd., Suite 240-9530, Austin, Texas 78741.

Equity Compensation Plan Information

The following table summarizes information, as of June 30, 2021, regarding our equity compensation plans pursuant to which grants of stock options, restricted stock, and other rights to acquire shares of the Company’s common stock may be granted from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders:
2008 Stock Incentive Plan	24,500	$3.69	—
2011 Stock Incentive Plan	251,003	$5.36	—
2021 Omnibus Equity Incentive Plan (1)	—	$ —	1,656,815
Equity compensation plans not approved by security holders:
None	—	$ —	—
Total	275,503	$5.21	1,656,815
1.	The total number of securities available for issuance under the 2021 Plan include 156,815 shares previously available under the Prior Plan.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

During fiscal year 2021, the Company held two secured promissory notes totaling $2.5 million with Mr. Thomas B. Pickens, III, the Company’s Chief Executive Officer and Chairman of the Board of Directors. Interest on the promissory notes accrues at 11% per annum. The promissory notes originally matured on September 5, 2020; however, on August 24, 2020, the Company and Mr. Pickens agreed to extend the maturity date of the promissory notes to September 5, 2021. On September 3, 2021, the Company and Mr. Pickens further amended the promissory notes. See Note 17 for more information.

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

Item 14.   Principal Accounting Fees and Services

The Company’s Independent Registered Public Accounting Firm

In May 2021, the Astrotech shareholders ratified Armanino LLP as independent registered public accounting firm to audit the Company’s financial statements.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements, for the review of the interim condensed consolidated financial statements included in quarterly reports, services that are normally provided by Armanino LLP in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation. The aggregate fees billed for the fiscal year 2021 for professional services rendered by Armanino LLP were $73,000. The aggregate fees billed for the fiscal year 2020 for professional services rendered by Armanino LLP were $33,000.

Audit-Related Fees

Audit-related fees consist of fees for due diligence, comfort letters, and consents related to several equity offerings. The aggregate fees billed by Armanino LLP for the fiscal year ended June 30, 2021 were $38,000. There were no audit-related fees billed by Armanino for the fiscal year ended June 30, 2020.

Tax Fees

Tax fees consist of tax compliance and preparation and other tax services. Tax compliance and preparation consist of fees billed for professional services related to federal and state tax compliance and assistance with tax return preparation. This fee includes services charged related to our R&D tax credits. The aggregate fees billed for the fiscal year 2021 for professional services rendered by Armanino LLP were $17,110. The aggregate fees billed for the fiscal year 2020 for professional services rendered by Armanino LLP were $4,740.

All Other Fees

The Company paid no other fees to Armanino LLP during the fiscal years 2021 and 2020.

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

3.4

Certificate of Designations of Series C Convertible Preferred Stock, as filed with the Delaware Secretary of State on April 17, 2019 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2019).

3.5

Certificate of Designations of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, as filed with the Delaware Secretary of State on April 17, 2019 (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2019).

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

4.4

Omnibus Amendment to Promissory Notes, dated August 24, 2020, (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on August 26, 2020).

4.5

Form of Placement Agent's Warrant, issued on October 23, 2020 (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on October 23, 2020)

4.6

Form of Placement Agent's Warrant, issued on October 30, 2020 (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on October 30, 2020)

4.7

Form of Placement Agent's Warrant, dated February 16, 2021 (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on February 16, 2021)

4.8	Form of Underwriter Warrant, dated April 12, 2021 (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 12, 2021)

4.9

Omnibus Amendment to Secured Promissory Notes, dated September 3, 2021, by and between the Company and Thomas B. Pickens III (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 8, 2021)

(10)	Material Contracts

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

10.4

Subsidiary Guarantee, dated February 13, 2020, made by certain of the Company’s subsidiaries in favor of Thomas B. Pickens III (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 18, 2020).

10.5	Form of Securities Purchase Agreement, dated March 25, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 26, 2020.

10.6

Form of Securities Purchase Agreement, dated March 27, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 30, 2020).

10.7

Acknowledgment, Consent and Affirmation of Guarantors, dated August 24, 2020 (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on August 26, 2020)

10.8

Omnibus Amendment to Security Agreements, dated August 24, 2020, by and among the Company, certain of the Company’s subsidiaries and Thomas B. Pickens III (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on August 26, 2020)

10.9

Omnibus Amendment to Subsidiary Guarantees, dated August 24, 2020, made by certain of the Company’s subsidiaries in favor of Thomas B. Pickens III (incorporated by reference to Exhibit 10.4 of Registrant's Form 8-K filed with the Securities and Exchange Commission on August 26, 2020)

10.10

Joint Development and Option Agreement, dated October 20, 2020 (incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on October 20, 2020)

10.11	Cash Reserve Agreement, dated October 19, 2020 (incorporated by reference to Exhibit 99.3 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on October 20, 2020)

10.12	Securities Purchase Agreement, dated October 21, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on October 23, 2020)

10.13

Form of Securities Purchase Agreement, dated October 28, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on October 30, 2020)

10.14

At the Market Offering Agreement, dated December 18, 2020, by and between Astrotech Corporation and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on December 18, 2020)

10.15

Form of Securities Purchase Agreement, dated February 11, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on February 16, 2021)

10.16	Letter of Agreement, dated March 24, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on March 30, 2021)

10.17	Investigator-Initiated Study Agreement, dated March 31, 2021 (incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 6, 2021)

10.18

Amended & Restated Underwriting Agreement, dated April 7, 2021, by and between Astrotech Corporation and H.C. Wainwright & Co. LLC (incorporated by reference to Exhibit 1.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 12, 2021)

10.19

Acknowledgement, Consent and Affirmation of Guarantors, dated September 3, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 8, 2021)

10.20

Omnibus Amendment to Security Agreements, dated September 3, 2021, by and among the Company, certain of the Company's subsidiaries and Thomas B. Pickens III (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 8, 2021)

10.21

Omnibus Amendment to Subsidiary Guarantees, dated September 3, 2021, made by certain of the Company's subsidiaries in favor of Thomas B. Pickens III (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 8, 2021)

(21)	Subsidiaries of the Registrant

21.1	Astrotech Corporation and Subsidiaries — Subsidiaries of the Registrant

(23)	Consents of Experts and Counsel

23.1	Consent of Armanino LLP

(31)	Rule 13a-14(a) Certifications

31.1	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Eric Stober, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32)	Section 1350 Certifications

32.1	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Eric Stober, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astrotech Corporation

By:	/s/ Thomas B. Pickens III
Thomas B. Pickens III
Chief Executive Officer Principal Executive Officer

Date: September 21, 2021

By:	/s/ Eric N. Stober
Eric N. Stober
Chief Financial Officer and
Principal Accounting Officer

Date: September 21, 2021

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

/s/ Thomas B. Pickens III	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	September 21, 2021
Thomas B. Pickens III

/s/ Ronald W. Cantwell	Director	September 21, 2021
Ronald W. Cantwell

/s/ Daniel T. Russler, Jr.	Director	September 21, 2021
Daniel T. Russler, Jr.

/s/ Tom Wilkinson	Director	September 21, 2021
Tom Wilkinson

/s/ Eric N. Stober	Chief Financial Officer (Principal Financial and Accounting Officer)	September 21, 2021
Eric N. Stober