Form 10-Q
period 2021-09-30
ASTROTECH Corp
filed 2021-11-12
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

As of November 8, 2021, the number of shares of the registrant’s common stock outstanding was: 49,514,467.

ASTROTECH CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2021	June 30, 2021
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$31,650	$35,936
Short-term investments	27,302	27,351
Accounts receivable	206	5
Inventory, net:
Raw materials	1,348	1,056
Work-in-process	80	147
Finished goods	267	297
Prepaid expenses and other current assets	164	318
Total current assets	61,017	65,110
Property and equipment, net	343	263
Operating leases, right-of-use assets, net	228	249
Other assets	11	11
Total assets	$61,599	$65,633
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	114	396
Payroll related accruals	517	344
Accrued expenses and other liabilities	688	888
Income tax payable	2	2
Term note payable - related party	500	2,500
Lease liabilities	100	81
Total current liabilities	1,921	4,211
Lease liabilities, net of current portion	189	215
Total liabilities	2,110	4,426
Commitments and contingencies (Note 13)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 2,500,000 shares authorized; 280,898 shares of Series D issued and outstanding at September 30, 2021 and June 30, 2021	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized; 49,450,558 shares issued and outstanding at September 30, 2021 and June 30, 2021	190,641	190,641
Additional paid-in capital	78,330	77,971
Accumulated deficit	(209,411)	(207,382)
Accumulated other comprehensive loss	(71)	(23)
Total stockholders’ equity	59,489	61,207
Total liabilities and stockholders’ equity	$61,599	$65,633

Note: The balance sheet at June 30, 2021, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by the United States generally accepted accounting principles for complete financial statements.

.

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2021	2020
Revenue	$187	$140
Cost of revenue	175	113
Gross profit	12	27
Operating expenses:
Selling, general and administrative	1,426	926
Research and development	639	609
Disposal of corporate lease	—	544
Total operating expenses	2,065	2,079
Loss from operations	(2,053)	(2,052)
Other income and (expense), net	24	(59)
Loss from operations before income taxes	(2,029)	(2,111)
Income tax benefit	—	—
Net loss	$(2,029)	$(2,111)
Weighted average common shares outstanding:
Basic and diluted	47,428	7,719
Basic and diluted net loss per common share:
Net loss	$(0.04)	$(0.27)
Other comprehensive loss, net of tax:
Net loss	$(2,029)	$(2,111)
Available-for-sale securities:
Net unrealized loss	(48)	—
Total comprehensive loss	$(2,077)	$(2,111)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2021	281	$—	49,451	$190,641	$—	$77,971	$(207,382)	$(23)	$61,207
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	(48)	(48)
Stock-based compensation	—	—	—	—	—	359	—	—	359
Net loss	—	—	—	—	—	—	(2,029)	—	(2,029)
Balance at September 30, 2021	281	$—	49,451	$190,641	$—	$78,330	$(209,411)	$(71)	$59,489

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2020	281	$—	7,850	$190,599	$(4,129)	$13,934	$(199,779)	$—	$625
Stock offering costs	—	—	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	—	49	—	—	49
Restricted stock cancellation	—	—	(6)	—	—	(5)	—	—	(5)
Net loss	—	—	—	—	—	—	(2,111)	—	(2,111)
Balance at September 30, 2020	281	$—	7,844	$190,599	$(4,129)	$13,976	$(201,890)	$—	$(1,444)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,029)	$(2,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	359	44
Depreciation and amortization	39	81
Loss on disposal of assets	—	194
Changes in assets and liabilities:
Accounts receivable	(201)	49
Income tax receivable	—	429
Inventory, net	(195)	64
Accounts payable	(282)	(164)
Other assets and liabilities	120	(66)
Net cash used in operating activities	(2,189)	(1,480)
Cash flows from investing activities:
Purchases of property and equipment	(97)	(16)
Net cash used in investing activities	(97)	(16)
Cash flows from financing activities:
Repayment of related party debt	(2,000)	—
Net cash used in financing activities	(2,000)	—
Net change in cash and cash equivalents	(4,286)	(1,496)
Cash and cash equivalents at beginning of period	35,936	3,349
Cash and cash equivalents at end of period	$31,650	$1,853

Supplemental disclosures of cash flow information:
Cash paid for interest	$502	$—
Income taxes paid	$—	$—
Operating right-of-use assets and associated liabilities	$—	$—

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending June 30, 2022. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021.

Our Business Units

Astrotech Technologies, Inc.

Astrotech Technologies, Inc. (“ATI”) owns and licenses the Astrotech Mass Spectrometer Technology™ (the “AMS Technology”), the platform mass spectrometry technology originally developed by 1st Detect Corporation (“1st Detect”). The AMS Technology has been designed to be inexpensive, small, and easy to use. Unlike other technologies, the AMS Technology works under ultra-high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms. The intellectual property includes 24 patents granted with two additional patents in process along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to three wholly-owned subsidiaries of Astrotech on an exclusive basis, including to 1st Detect for use in the security and detection market, to AgLAB Inc. (“AgLAB”) for use in the agriculture market, and to BreathTech Corporation (“BreathTech”) for use in breath analysis.

1st Detect Corporation

1st Detect, a licensee of ATI for the security and detection market, has developed the TRACER 1000™, the world’s first mass spectrometer (“MS”) based explosives trace detector (“ETD”) certified by the European Civil Aviation Conference (“ECAC”), designed to replace the ETDs used at airports, cargo and other secured facilities, and borders worldwide. The Company believes that ETD customers are unsatisfied with the currently deployed ETD technology, which is driven by ion mobility spectrometry (“IMS”). The Company believes that IMS-based ETDs are fraught with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing facility shutdowns, unnecessary delays, frustration, and significant wasted security resources. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those several explosives of largest concern. Adding additional compounds to the detection library of an IMS-based ETD fundamentally reduces the instrument’s performance, further increasing the likelihood of false alarms. In contrast, adding additional compounds to the TRACER 1000’s detection library does not degrade its detection capabilities, as it has a virtually unlimited and expandable threat library.

In order to sell the TRACER 1000 to airport and cargo security customers in the European Union, ECAC certification is required. Certain other countries around the globe also accept ECAC certification. The Company received ECAC certification for the TRACER 1000 on February 21, 2019. It is now taking orders from airports and cargo facilities outside of the U.S. that accept ECAC certification.

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

AgLAB Inc.

AgLAB, an exclusive licensee of ATI for the agriculture market, has developed the AgLAB-1000™ series of mass spectrometers for use in the hemp and cannabis market with initial focus on optimizing yields in the extraction and distillation process. The AgLAB product line is a derivative of the Company’s core AMS Technology. The AMS Technology provides a significant competitive advantage due to its small size, rugged design, quick analysis, and ease of use.

BreathTech Corporation

BreathTech is developing the BreathTest-1000™, a breath analysis tool to screen for volatile organic compound (“VOC”) metabolites found in a person’s breath that could indicate they may have an infection, including COVID-19 or pneumonia. While vaccines have been deployed to prevent the transmission of COVID-19, only a small fraction of the world has been vaccinated and new variants continue to pose a significant and evolving threat. New tools to aid in the battle against COVID-19 remain of the utmost importance to help defeat the disease, and BreathTech, in conjunction with the Cleveland Clinic, are at the forefront of developing a quick and easy to use device to help aid in preventing the further spread of the disease.

Development of the BreathTest-1000 follows the Company’s results in pre-clinical trials for the BreathDetect-1000™, a rapid self-serve breathalyzer that was designed to detect bacterial infections in the respiratory tract, including pneumonia. The pre-clinical trials were conducted in collaboration with UT Health San Antonio in 2017.

(2) Investments

The following tables summarize gains and losses related to the Company’s investments as of September 30, 2021 and June 30, 2021:

	September 30, 2021
Available-for-Sale	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$19,998	$—	$(48)	$19,950
ETFs - Corporate & Government Debt	7,375	—	(23)	7,352
Total	$27,373	$—	$(71)	$27,302

	June 30, 2021
Available-for-Sale	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$19,998	$—	$(13)	$19,985
ETFs - Corporate & Government Debt	7,376	—	(10)	7,366
Total	$27,374	$—	$(23)	$27,351

(3) Leases

At the beginning of fiscal year 2021, the Company leased office space consisting of 5,219 square feet in Austin, Texas that housed executive management, finance and accounting, sales, and marketing and communications. The lease began in November 2016 and was originally set to expire in December 2023. On August 3, 2020, the Company decided to terminate the lease. Upon lease termination, the Company recognized a decrease in the related operating right-of-use (“ROU”) asset and operating lease liability of approximately $539 thousand and $506 thousand, respectively.

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

The balance sheet presentation of the Company’s operating and finance leases is as follows:

(In thousands)	Classification on the Condensed Consolidated Balance Sheet	September 30, 2021
Assets:
Operating lease assets	Operating leases, right-of-use assets, net	$228
Financing lease assets	Property and equipment, net	48
Total lease assets		$276

Liabilities:
Current:
Operating lease obligations	Lease liabilities, current	$90
Financing lease obligations	Lease liabilities, current	10
Non-current:
Operating lease obligations	Lease liabilities, non-current	162
Financing lease obligations	Lease liabilities, non-current	27
Total lease liabilities		$289

Future minimum lease payments under non-cancellable leases are as follows:

(In thousands)
For the Year Ending June 30,	Operating Leases	Financing Leases	Total
2022	$76	$9	$85
2023	103	12	115
2024	93	12	105
2025	—	9	9
2026	—	—	—
Thereafter	—	—	—
Total lease obligations	272	42	314
Less: imputed interest	20	5	25
Present value of net minimum lease obligations	252	37	289
Less: lease liabilities - current	90	10	100
Lease liabilities - non-current	$162	$27	$189

Other information as of September 30, 2021 is as follows:

Weighted-average remaining lease term (years):
Operating leases	2.6
Financing leases	3.4
Weighted-average discount rate:
Operating leases	6.4%
Financing leases	6.2%

Cash payments for operating leases for the three months ended September 30, 2021 and September 30, 2020 totaled $10 thousand and $70 thousand, respectively.

Cash payments for financing leases for each of the three months ended September 30, 2021 and September 30, 2020 totaled $3 thousand.

(4) Property and Equipment

As of September 30, 2021 and June 30, 2021, property and equipment, net consisted of the following:

(In thousands)	September 30, 2021	June 30, 2021
Furniture, fixtures, equipment & leasehold improvements	$711	$535
Software	315	315
Capital improvements in progress	108	187
Gross property and equipment	1,134	1,037
Accumulated depreciation and amortization	(791)	(774)
Property and equipment, net	$343	$263

Depreciation and amortization expense of property and equipment for the three months ended September 30, 2021 and September 30, 2020 were $17 thousand and $22 thousand, respectively.

On August 3, 2020, the Company terminated its corporate office lease in Austin, Texas and wrote-off the remaining net book value of the related leasehold improvement assets in the amount of $229 thousand.

(5) Stockholders’ Equity

Preferred Stock

The Company has issued 280,898 shares of Series D convertible preferred stock (“Series D Preferred Shares”), all of which are issued and outstanding. Series D Preferred Shares are convertible to common stock on a one-to-one basis. Series D Preferred Shares are not callable by the Company. The holder of the preferred stock is entitled to receive, and we shall pay, dividends on shares equal to and in the same form as dividends actually paid on shares of common stock when, and if, such dividends are paid on shares of common stock. No other dividends are paid on the preferred shares. Preferred shares have no voting rights. Upon liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary, the preferred shares have preference over common stock. The holder of Series D Preferred Shares has the option to convert said shares to common stock at the holder’s discretion.

The holder of the preferred stock previously agreed with the Company that they would not convert the preferred stock until such time as the amendment to the Certificate of Incorporation (the “2020 Certificate Amendment”) was accepted for filing with the state of Delaware, which occurred in October 2021.

Warrants

A summary of the common stock warrant activity for the three months ended September 30, 2021 is presented below:

	Number of Shares Underlying Warrants (In thousands)	Weighted Average Exercise Price	Aggregate Fair Market Value at Issuance (In thousands)	Weighted Average Remaining Contractual Term (Years)
Outstanding June 30, 2021	2,393	$2.40	$3,747	4.63
Warrants issued	—	—	—	—
Warrants exercised	—	—	—	—
Warrants expired	—	—	—	—
Outstanding September 30, 2021	2,393	$2.40	$3,747	4.35

The Company has made an immaterial error correction to the table above to reflect the correct weighted average exercise price and weighted average remaining contractual term reported as of June 30, 2021. Management evaluated the materiality of the error, both quantitatively and qualitatively, and concluded that it was not material to the financial statements of any period presented.

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants (In thousands)
Issue Date	Classification	Exercise Price	Expiration Date	September 30, 2021	June 30, 2021
March 26, 2020	Equity	$6.25	March 25, 2025	25	25
March 30, 2020	Equity	$4.69	March 27, 2025	61	61
October 23, 2020	Equity	$2.88	October 21, 2025	470	470
October 28, 2020	Equity	$2.69	October 28, 2025	173	173
February 16, 2021	Equity	$4.06	February 11, 2026	171	171
April 12, 2021	Equity	$1.88	April 7, 2026	1,493	1,493
Total Outstanding				2,393	2,393

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share:

	Three Months Ended September 30,
(In thousands, except per share data)	2021	2020
Numerator:
Net loss	$(2,029)	$(2,111)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	47,428	7,719
Basic and diluted net loss per common share:
Net loss	$(0.04)	$(0.27)

All unvested restricted stock awards for the three months ended September 30, 2021 are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 152,532 shares of common stock at exercise prices ranging from $1.85 to $6.00 per share outstanding as of September 30, 2021 were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

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

An additional factor is reasonable assurance of collectability. This necessitates deferral of all or a portion of revenue recognition until collection. During each of the three months ended September 30, 2021 and 2020, the Company had one revenue source that materially comprised all of its revenue. Revenue was recognized at a point in time consistent with the guidelines in Topic 606.

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

Product Sales. The Company recognizes revenue from sales of products upon shipment or delivery when control of the product transfers to the customer, depending on the terms of each sale, and when collection is probable. In the circumstance where terms of a product sale include subjective customer acceptance criteria, revenue is deferred until the Company has achieved the acceptance criteria unless the customer acceptance criteria are perfunctory or inconsequential. The Company generally offers customers payment terms of 60 days or less.

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

The standalone selling price for each performance obligation is an amount that depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the good or service. When there is only one performance obligation associated with a contract, the entire amount of consideration is attributed to that obligation. When a contract contains multiple performance obligations, the standalone selling price is first estimated using the observable price, which is generally a list price net of applicable discount or the price used to sell the good or service in similar circumstances. In circumstances when a selling price is not directly observable, the Company will estimate the standalone selling price using information available to it including its market assessment and expected cost, plus margin.

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

(8) Fair Value Measurement

ASC Topic 820 “Fair Value Measurement” (“Topic 820”) defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. Topic 820 is applicable whenever assets and liabilities are measured and included in the financial statements at fair value.

The fair value hierarchy established in Topic 820 prioritizes the inputs used in valuation techniques into three levels as follows:

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of September 30, 2021 and June 30, 2021:

	September 30, 2021
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$19,950	$19,950	$—	$—	$19,950
ETFs - Corporate & Government Debt	7,352	7,352	—	—	7,352
Total	$27,302	$27,302	$—	$—	$27,302

	June 30, 2021
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$19,985	$19,985	$—	$—	$19,985
ETFs - Corporate & Government Debt	7,366	7,366	—	—	7,366
Total	$27,351	$27,351	$—	$—	$27,351

The value of available-for-sale investments is based on pricing from third-party pricing vendors, who use quoted prices in active markets for identical assets (Level 1 inputs).

(9) Debt

On September 5, 2019, the Company entered into a private placement transaction with Thomas B. Pickens III, the Chief Executive Officer and Chairman of the Board of Directors of the Company for the issuance and sale of a secured promissory note to Mr. Pickens with a principal amount of $1.5 million (the “2019 Note”), and on February 13, 2020, the Company entered into a second private placement transaction with Mr. Pickens for the issuance and sale of a second secured promissory note to Mr. Pickens with a principal amount of $1.0 million (the “2020 Note” and, collectively with the 2019 Note, the “Original Notes”). Interest on the Original Notes accrued at 11% per annum. The principal amount and accrued interest on the Original Notes originally were to become due and payable on September 5, 2020; however, on August 24, 2020, the Company and Mr. Pickens agreed to extend the date of maturity of the Notes and payment of accrued interest to September 5, 2021 (the “Original Maturity Date”).

The Company had the option to prepay the principal amount and all accrued interest on the Original Notes at any time prior to the Original Maturity Date.

In connection with the issuance of the Original Notes, the Company, along with 1st Detect Corporation and Astrotech Technologies, Inc. (the “Subsidiaries”), entered into two security agreements, dated as of September 5, 2019 and February 13,

2020 (collectively, the “Original Security Agreements”), with Mr. Pickens, pursuant to which the Company and the Subsidiaries granted to Mr. Pickens a security interest in all of the Company’s and the Subsidiaries’ Collateral, as such term is defined in the Original Security Agreements. In addition, the Subsidiaries jointly and severally agreed to guarantee and act as surety for the Company’s obligation to repay the Original Notes pursuant to a subsidiary guarantee.

On September 3, 2021, the Company entered into (1) the Omnibus Amendment to the Secured Promissory Notes (the “Amended Notes”) with Mr. Pickens, in connection with the Original Notes, and (2) the Omnibus Amendment to the Security Agreements (the “Amended Security Agreements”, and together with the Amended Notes, the “Amendments”) with the Subsidiaries, in connection with the Original Security Agreements. Pursuant to the Amendments, (a) the principal amount of $1.0 million and accrued interest of $172 thousand on the 2020 Note was paid in full and the 2020 Note was cancelled, and (b) $1.0 million of the principal amount and $330 thousand of accrued interest on the 2019 Note was paid and the maturity date on the remaining balance of $500 thousand of the 2019 Note was extended to September 5, 2022 (the “Amended Maturity Date”).

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

(10) Business Risk and Credit Risk Concentration Involving Cash

For the each of the three months ended September 30, 2021 and 2020, the Company had one customer that materially comprised all of the Company’s revenue.

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation of $250 thousand per depositor. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what we believe to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(11) Stock-Based Compensation

Stock Option Activity Summary

The Company’s stock option activity for the three months ended September 30, 2021 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at June 30, 2021	275	$5.25
Granted	—	—
Exercised	—	—
Canceled or expired	(122)	4.96
Outstanding at September 31, 2021	153	$5.41

The aggregate intrinsic value of options exercisable at September 30, 2021 was $0, as the fair value of the Company’s common stock is less than the exercise prices of these options. The remaining stock-based compensation expense of $1 thousand related to stock options will be recognized over a weighted-average period of 1.03 years.

The table below details the Company’s stock options outstanding as of September 30, 2021:

Range of exercise prices	Number Outstanding (In thousands)	Options Outstanding Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable (In thousands)	Options Exercisable Weighted- Average Exercise Price
$1.85 – 2.83	13	6.99	$2.08	6	$2.31
$5.00 – 5.85	88	5.61	5.55	88	5.55
$6.00 – 6.00	52	0.89	6.00	52	6.00
$1.85 – 6.00	153	4.12	$5.41	146	$5.57

Compensation costs recognized related to stock option awards were $0 thousand for each of the three months ended September 30, 2021, and 2020.

Restricted Stock

The Company’s restricted stock activity for the three months ended September 30, 2021, is as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Outstanding at June 30, 2020	$2,023	$2.05
Granted	—	—
Vested	(1)	3.08
Canceled or expired	—	—
Outstanding at September 31, 2021	$2,022	$2.05

Stock compensation expenses related to restricted stock were $359 thousand and $44 thousand for the three months ended September 30, 2021, and 2020. The remaining stock-based compensation expense of $3.3 million related to restricted stock awards granted will be recognized over a weighted-average period of 2.47 years.

(12) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2021, the Company established a valuation allowance against all of its net deferred tax assets.

For the three months ended September 30, 2021 and 2020, the Company incurred pre-tax losses in the amount of $2.0 million and $2.1 million, respectively.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act provided certain tax relief measures including the acceleration of the alternative minimum tax (“AMT”) credit previously paid. The CARES Act allows for the acceleration of the refundable AMT credit up to 100% of the AMT credit. In response to the impact of the CARES Act, the Company received the remaining AMT credit of $429 thousand for AMT previously paid during the three months ended September 30, 2020.

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company currently has approximately $300 thousand of uncertain tax positions as of September 30, 2021, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

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

Litigation, Investigations, and Audits

On April 15, 2021, a putative stockholder of the Company commenced a class action and derivative lawsuit in the Delaware Court of Chancery, Stein v. Pickens, et al., C.A. No. 2021-0322-JRS (the “Stein Action”), in which it was alleged, among other things, that the Company improperly included broker non-votes in the tabulation of votes counted in favor to approve the 2020 Certificate Amendment and, thus the 2020 Certificate Amendment was defective. The Company investigated these allegations and disputed them. Following a period of discovery, the parties entered into a settlement in principle. No date to present the settlement to the Court of Chancery has yet been set.

On April 30, 2021, the Company filed a validation proceeding in the Delaware Court of Chancery, In re Astrotech Corporation, C.A. No. 2021-0380-JRS, pursuant to Section 205 of the Delaware General Corporation Law (the “Section 205 Action”).  The

Company did not believe that the filing and effectiveness of the 2020 Certificate Amendment was either invalid or ineffective. However, to resolve any uncertainty, the Company determined to pursue corrective actions to ratify the 2020 Certificate Amendment through the filing of the Section 205 Action. The Company’s request for validation from the Court of Chancery was granted on October 6, 2021, thereby ratifying the 2020 Certificate Amendment and all issuances of shares made pursuant thereto.

Further information regarding the Stein Action and the Section 205 Action is provided in the Schedule 14A proxy statement amendment and supplement filed by the Company with the Securities and Exchange Commission on April 29, 2021.

(14) Segment Information

The Company has determined that it does not meet the criteria of ASC 280 “Segment Reporting” because the Company’s subsidiaries represent Company brands that leverage the same core technology rather than independent operating segments. Furthermore, restatement of prior results is not necessary as they would mirror the consolidated results.

(15) Impact of COVID-19 Pandemic

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

To date, the Company has seen delays with respect to the TSA certification process and parts of its supply chain, particularly the impact of the global semiconductor shortage, as a result of COVID-19. In addition, although passenger demand for air travel has recently rebounded to a certain extent, the overall recovery of the airline industry and ancillary services remains highly uncertain and is dependent upon, among other things, the number of cases declining around the globe, public health impacts of new COVID-19 variants, the continued administration of vaccines to unvaccinated populations, and the duration of immunity granted by vaccines.

The Company continues to manage production, to secure alternative supplies, and to take other proactive actions. If supply chain shortages become more severe or longer term in nature, the Company’s business and results of operations could be adversely impacted; however, the Company does not expect this issue to materially adversely affect its liquidity position. The long-term impact of the COVID-19 pandemic on the Company’s business may not be fully reflected until future periods.

The Company continues to evaluate the current and potential impact of the pandemic on its business, results of operations, and consolidated financial statements. The Company also continues to actively monitor developments and business conditions that may cause it to take further actions that alter business operations as may be required by applicable authorities or that it determines are in the best interests of its employees, customers, suppliers, and stockholders.

CARES Act

On March 27, 2020, the CARES Act was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll taxes, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The most significant relief measures which the Company qualified for are a loan pursuant to the Paycheck Protection Program for which the Company has received full forgiveness, alternative minimum tax credit refunds, employee retention credit, and payroll tax deferral. The payroll tax deferral was effective from the enactment date through December 31, 2020, and the deferred amount will be repaid in two installments, 50% of the deferred amount by December 31, 2021 and the remainder by December 31, 2022. The deferred payroll taxes are recorded within accrued liabilities on the condensed consolidated balance sheets.

The Company will continue to assess the treatment of the CARES Act to the extent additional guidance and regulations are issued, the further applicability of the CARES Act to the Company, and the potential impacts on the business.

(16) Subsequent Events

On October 7, 2021, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Certificate of Incorporation (the “Charter Amendment”) to increase the authorized number of shares of the Company’s common stock from 50,000,000 shares to 250,000,000 shares. The Delaware Court of Chancery on October 6, 2021 ratified and confirmed the amendment to the Company’s Certificate of Incorporation filed on July 1, 2020 with the Delaware Secretary of State, which was a precondition to the filing of the Charter Amendment.

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate; therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our 2021 Annual Report on Form 10-K, elsewhere in this Quarterly Report on Form 10-Q, or in the documents incorporated by reference herein. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events, or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the Securities and Exchange Commission (“SEC”) or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Quarterly Report on Form 10-Q and in prior or subsequent communications.

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

Our Business Units

Astrotech Technologies, Inc.

ATI owns and licenses the AMS Technology, the platform mass spectrometry technology originally developed by 1st Detect. Long recognized as the gold standard in chemical detection, mass spectrometry has historically been too costly, bulky, and cumbersome. In contrast, the AMS Technology has been designed to be inexpensive, small, and easy to use. Unlike other technologies, the AMS Technology works under ultra-high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms. The intellectual property includes 24 granted patents and two additional patents in process along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to three wholly-owned subsidiaries of Astrotech on an exclusive basis, including to 1st Detect for use in the security and detection market, to AgLAB for use in the agriculture market, and to BreathTech for use in breath analysis.

ATI has contracted with Sanmina Corporation (“Sanmina”), a leading contract manufacturer with a worldwide presence. During the first quarter of fiscal year 2022, Sanmina completed production of the first batch of TRACER 1000 instruments. Sanmina has already helped to reduce the cost of the TRACER 1000™ and we have leveraged their expertise to improve manufacturability and reliability of our systems.

1st Detect Corporation

1st Detect, a licensee of ATI for the security and detection market, has developed the TRACER 1000, the world’s first mass spectrometer (“MS”) based explosives trace detector (“ETD”) certified by the European Civil Aviation Conference (“ECAC”), designed to replace the ETDs used at airports, cargo and other secured facilities, and borders worldwide. The Company believes that ETD customers are unsatisfied with the currently deployed ETD technology, which is driven by ion mobility spectrometry (“IMS”). The Company believes that IMS-based ETDs are fraught with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing facility shutdowns, unnecessary delays, frustration, and significant wasted security resources. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those several explosives of largest concern. Adding additional compounds to the detection library of an IMS-based ETD fundamentally reduces the instrument’s performance, further increasing the likelihood of false alarms. In contrast, adding additional compounds to the TRACER 1000’s detection library does not degrade its detection capabilities, as it has a virtually unlimited and expandable threat library.

In order to sell the TRACER 1000 to airport and cargo security customers in the European Union, ECAC certification is required. Certain other countries around the globe also accept ECAC certification. We received ECAC certification for the TRACER 1000 on February 21, 2019. We are now taking orders from airports and cargo facilities outside of the U.S. that accept ECAC certification. We have deployed or received orders for the TRACER 1000 in approximately twenty locations in thirteen countries throughout Europe and Asia.

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

AgLAB Inc.

AgLAB, an exclusive licensee of ATI for the agriculture market, has developed the AgLAB-1000™ series of mass spectrometers for use in the hemp and cannabis market with initial focus on optimizing yields in the extraction and distillation process. The AgLAB product line is a derivative of our core AMS Technology. The AMS Technology provides a significant competitive advantage due to its small size, rugged design, quick analysis, and ease of use.

BreathTech Corporation

BreathTech is developing the BreathTest-1000™, a breath analysis tool to screen for VOC metabolites found in a person’s breath that could indicate they may have an infection, including COVID-19 or pneumonia. While vaccines have been deployed to prevent the transmission of COVID-19, only a small fraction of the world has been vaccinated and new variants continue to pose a significant and evolving threat. New tools to aid in the battle against COVID-19 remain of the utmost importance to help defeat the disease, and BreathTech, in conjunction with the Cleveland Clinic, are at the forefront of developing a quick and easy to use device to help prevent the further spread of the disease.

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

To date, we have seen delays with respect to the TSA certification process and parts of our supply chain, particularly the impact of the global semiconductor shortage, as a result of COVID-19. In addition, although passenger demand for air travel has recently rebounded to a certain extent, the overall recovery of the airline industry and ancillary services remains highly uncertain and is dependent upon, among other things, the number of cases declining around the globe, public health impacts of new COVID-19 variants, the continued administration of the vaccine to unvaccinated populations, and the duration of immunity granted by the current vaccine.

We continue to manage production, to secure alternative supplies, and to take other proactive actions. If supply chain shortages become more severe or longer term in nature, our business and results of operations could be adversely impacted; however, we do not expect this issue to materially adversely affect our liquidity position. The long-term impact of the COVID-19 pandemic on our business may not be fully reflected until future periods.

We continue to evaluate the current and potential impact of the pandemic on our business, results of operations, and consolidated financial statements. We also continue to actively monitor developments and business conditions that may cause us to take further actions that alter business operations as may be required by applicable authorities or that we determine are in the best interests of our employees, customers, suppliers, and stockholders.

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

Results of Operations

Three months ended September 30, 2021, compared to three months ended September 30, 2020:

Selected consolidated financial data for the quarters ended September 30, 2021, and 2020 is as follows:

	Three Months Ended September 30,
(In thousands)	2021	2020
Revenue	$187	$140
Cost of revenue	175	113
Gross profit	12	27
Gross margin	6%	19%
Operating expenses:
Selling, general and administrative	1,426	926
Research and development	639	609
Disposal of corporate lease	—	544
Total operating expenses	2,065	2,079
Loss from operations	(2,053)	(2,052)
Other income and (expense), net	24	(59)
Income tax benefit	—	—
Net loss	$(2,029)	$(2,111)

Revenue – Total revenue increased $47 thousand during the first quarter of fiscal 2022, compared to the first quarter of fiscal 2021. All of the revenue generated in the first quarters of fiscal 2022 and 2021 was related to the sales of our TRACER 1000 to DHL (Deutsche Post AG).

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. In the first quarters of fiscal 2022 and 2021, cost of revenue was comprised of labor, materials, shipping, warranty reserve, and overhead allocation related to the sale of TRACER 1000 units. Cost of revenue increased $62 thousand during the first quarter of fiscal 2022, compared to the first quarter of fiscal 2021 due to the increase in revenue described above. Gross margin decreased by 13% in the first quarter fiscal 2022, compared to the first quarter of fiscal 2021 due to addressing issues relating to the sales of our earliest, ultra-low volume production units. We also incurred increased international shipping expenses caused by the current global shipping crisis.

Operating Expenses – Operating expenses decreased $14 thousand, or 1%, during the first quarter of fiscal 2022, compared to the first quarter of fiscal 2021. Significant changes to operating expenses include the following:

•

Selling, general and administrative increased $500 thousand, or 54%, due to non-cash equity compensation for employees that incentivizes retention, payroll-related accruals, and legal expenses related to our derivative litigation.

•

Research and development increased $30 thousand, or 5%, during the first quarter of fiscal 2022, compared to the first quarter of fiscal 2021. This increase is mainly due to expenses resulting from moving our R&D facility from Webster to Austin.

•

Disposal of long-lived assets decreased $544 thousand due to our termination of our corporate office lease and the disposal of the leasehold improvement assets and right-of-use assets and lease liabilities associated with that lease in the prior period.

Income Taxes – Income tax benefit did not change during the first quarter of fiscal 2022, compared to the first quarter of fiscal 2021. The realization of tax benefits depends on the existence of future taxable income. Pursuant to ASC 740 “Income Taxes”, a valuation allowance has been established on all of our deferred tax assets.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents:

	Three Months Ended September 30,
(In thousands)	2021	2020	Change
Change in cash and cash equivalents:
Net cash used in operating activities	$(2,189)	$(1,480)	(709)
Net cash used in investing activities	(97)	(16)	(81)
Net cash used in financing activities	(2,000)	—	(2,000)
Net change in cash and cash equivalents	$(4,286)	$(1,496)	$(2,790)

Cash and Cash Equivalents

As of September 30, 2021, we held cash and cash equivalents of $31.7 million, and our working capital was approximately $59.1 million. As of June 30, 2021, we had cash and cash equivalents of $35.9 million, and our working capital was approximately $60.9 million. Cash and cash equivalents decreased $4.3 million as of September 30, 2021, compared to June 30, 2021, due to the partial repayment of the related party notes including accrued interest as well as continuing operating expenses.

Operating Activities

Cash used in operating activities increased $0.7 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due to an increase in accounts receivable from sales of the TRACER 1000, as well as increases in inventory and accounts payable as we continue to purchase raw materials to build the TRACER 1000.

Investing Activities

Cash used in investing activities increased $81 thousand for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due to the addition of leasehold improvement assets related to our new R&D facility in Austin.

Financing Activities

Cash used in financing activities increased $2.0 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020 due to the partial repayment of the related party notes.

Liquidity

Historically, our primary uses of cash have been to fund research and development, inventory, and selling, general and administrative expenses. During the fiscal year 2021, we successfully completed several public offerings of our common stock, raising net proceeds of approximately $67.6 million. We will continue to evaluate opportunities to further strengthen our liquidity, including selling the Company or a portion thereof, licensing some of our technology, raising additional funds through the capital markets, debt financing, equity financing, merging, or engaging in a strategic partnership. However, our ability to successfully effectuate any such transactions depends on operating and economic conditions, some of which are beyond our control. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. Based on current expectations, we believe we have sufficient liquidity to meet our capital expenditure and cash flow needs during the fiscal year 2022 from our available financial resources.

Income Taxes

Provision for Income Tax

Our effective tax rate is 0% for income tax for the three months ended September 30, 2021 and we expect that our effective tax rate for the full fiscal year 2022 year will be 0%. Based on the weight of available evidence, including net cumulative losses and expected future losses, we have determined that it is more likely than not that our U.S. federal and state deferred tax assets will not be realized and therefore a full valuation allowance has been provided on the U.S. federal and state net deferred tax assets.

In general, if we experience a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of its pre-change net operating loss (“NOL”) carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code. Generally, U.S. state laws have laws similar to Internal Revenue Code Section 382. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforward before utilization.

We file U.S. federal and state income tax returns. We are not currently subject to any income tax examinations. Dating back to June 2002, we have net operating loss carryovers, which generally allows all tax years to remain open to income tax examinations for all years for which there are loss carryforwards.

Uncertain Tax Positions

We recognize the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. We currently have approximately $300 thousand of uncertain tax positions as of September 30, 2021, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

Income Taxes

There is $0 provision for income taxes during the three months ended September 30, 2021.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021, or June 30, 2021.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report. Based on the evaluation and criteria of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 15, 2021, a putative stockholder of the Company commenced a class action and derivative lawsuit in the Delaware Court of Chancery, Stein v. Pickens, et al., C.A. No. 2021-0322-JRS (the “Stein Action”), in which it was alleged, among other things, that the Company improperly included broker non-votes in the tabulation of votes counted in favor to approve an amendment to the Company’s Certificate of Incorporation (the “2020 Certificate Amendment”) and, thus the 2020 Certificate Amendment was defective. The Company investigated these allegations and disputed them. Following a period of discovery, the parties entered into a settlement in principle. No date to present the settlement to the Court of Chancery has yet been set.

On April 30, 2021, the Company filed a validation proceeding in the Delaware Court of Chancery, In re Astrotech Corporation, C.A. No. 2021-0380-JRS, pursuant to Section 205 of the Delaware General Corporation Law (the “Section 205 Action”).  The Company did not believe that the filing and effectiveness of the 2020 Certificate Amendment was either invalid or ineffective. However, to resolve any uncertainty, the Company determined to pursue corrective actions to ratify the 2020 Certificate Amendment through the filing of the Section 205 Action. The Company’s request for validation from the Court of Chancery was granted on October 6, 2021, thereby ratifying the 2020 Certificate Amendment and all issuances of shares made pursuant thereto.

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

There have been no material changes to the Risk Factors previously disclosed in our fiscal year 2021 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description	Incorporation by Reference

3.1	Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.1 to Form 8-K filed on December 28, 2017.

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2017).	Exhibit 3.2 to Form 8-K filed on December 28, 2017.
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.3 to Form 8-K filed on December 28, 2017.

3.4	Certificate of Designations of Series C Convertible Preferred Stock, as filed with the Delaware Secretary of State on April 17, 2019.	Exhibit 3.1 to Form 8-K filed on April 23, 2019.

3.5	Certificate of Designations of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, as filed with the Delaware Secretary of State on April 17, 2019.	Exhibit 3.2 to Form 8-K filed on April 23, 2019.

3.6	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on July 1, 2020.

3.7	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on October 12, 2021.

4.1	Omnibus Amendment to Secured Promissory Notes, dated September 3, 2021.	Exhibit 4.1 to Form 8-K filed on September 8, 2021.

10.1	Acknowledgment, Consent and Affirmation of Guarantors, dated September 3, 2021.	Exhibit 10.1 to Form 8-K filed on September 8, 2021.

10.2	Omnibus Amendment to Security Agreements, dated September 3, 2021, by and among the Company, certain of the Company’s subsidiaries and Thomas B. Pickens III.	Exhibit 10.2 to Form 8-K filed on September 8, 2021.

10.3	Omnibus Amendment to Subsidiary Guarantees, dated September 3, 2021, made by certain of the Company’s subsidiaries in favor of Thomas B. Pickens III.	Exhibit 10.3 to Form 8-K filed on September 8, 2021.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.	Filed herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: November 12, 2021	/s/ Eric Stober
Eric Stober
Chief Financial Officer and Principal Accounting Officer