Form 10-Q
period 2021-12-31
ASTROTECH Corp
filed 2022-02-14
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

As of February 7, 2022, the number of shares of the registrant’s common stock outstanding was: 49,569,113.

ASTROTECH CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2021	June 30, 2021
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$30,170	$35,936
Short-term investments	27,106	27,351
Accounts receivable	92	5
Inventory, net:
Raw materials	1,135	1,056
Work-in-process	2	147
Finished goods	277	297
Prepaid expenses and other current assets	516	318
Total current assets	59,298	65,110
Property and equipment, net	870	263
Operating leases, right-of-use assets, net	206	249
Other assets	11	11
Total assets	$60,385	$65,633
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	90	396
Payroll related accruals	741	344
Accrued expenses and other liabilities	853	888
Income tax payable	2	2
Term note payable - related party	500	2,500
Lease liabilities, current	227	81
Total current liabilities	2,413	4,211
Lease liabilities, net of current portion	421	215
Total liabilities	2,834	4,426
Commitments and contingencies (Note 13)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 2,500,000 shares authorized; 280,898 shares of Series D issued and outstanding at December 31, 2021 and June 30, 2021	—	—
Common stock, $0.001 par value, 250,000,000 and 50,000,000 shares authorized at December 31, 2021 and June 30, 2021, respectively; 49,514,467 and 49,450,558 shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively	190,641	190,641
Additional paid-in capital	78,769	77,971
Accumulated deficit	(211,591)	(207,382)
Accumulated other comprehensive loss	(268)	(23)
Total stockholders’ equity	57,551	61,207
Total liabilities and stockholders’ equity	$60,385	$65,633

Note: The balance sheet at June 30, 2021, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by the United States generally accepted accounting principles for complete financial statements.

.

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Revenue	$561	$130	$748	$270
Cost of revenue	441	128	616	241
Gross profit	120	2	132	29
Operating expenses:
Selling, general and administrative	1,728	803	3,154	1,729
Research and development	652	758	1,291	1,367
Disposal of corporate lease	—	—	—	544
Total operating expenses	2,380	1,561	4,445	3,640
Loss from operations	(2,260)	(1,559)	(4,313)	(3,611)
Other income and (expense), net	80	(63)	104	(122)
Loss from operations before income taxes	(2,180)	(1,622)	(4,209)	(3,733)
Income tax benefit	—	—	—	—
Net loss	$(2,180)	$(1,622)	$(4,209)	$(3,733)
Weighted average common shares outstanding:
Basic and diluted	47,482	15,864	47,455	11,769
Basic and diluted net loss per common share:
Net loss	$(0.05)	$(0.10)	$(0.09)	$(0.32)
Other comprehensive loss, net of tax:
Net loss	$(2,180)	$(1,622)	$(4,209)	$(3,733)
Available-for-sale securities:
Net unrealized loss	(197)	—	(245)	—
Total comprehensive loss	$(2,377)	$(1,622)	$(4,454)	$(3,733)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2021	281	$—	49,451	$190,641	$—	$77,971	$(207,382)	$(23)	$61,207
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	(48)	(48)
Stock-based compensation	—	—	—	—	—	359	—	—	359
Net loss	—	—	—	—	—	—	(2,029)	—	(2,029)
Balance at September 30, 2021	281	$—	49,451	$190,641	$—	$78,330	$(209,411)	$(71)	$59,489
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	(197)	(197)
Stock-based compensation	—	—	63	—	—	439	—	—	439
Net loss	—	—	—	—	—	—	(2,180)	—	(2,180)
Balance at December 31, 2021	281	$—	49,514	$190,641	$—	$78,769	$(211,591)	$(268)	$57,551

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2020	281	$—	7,850	$190,599	$(4,129)	$13,934	$(199,779)	$—	$625
Stock offering costs	—	—	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	—	49	—	—	49
Restricted stock cancellation	—	—	(6)	—	—	(5)	—	—	(5)
Net loss	—	—	—	—	—	—	(2,111)	—	(2,111)
Balance at September 30, 2020	281	$—	7,844	$190,599	$(4,129)	$13,976	$(201,890)	$—	$(1,444)
Issuance of stock, net of offering costs	—	—	10,714	11	—	21,819	—	—	21,830
Stock-based compensation	—	—	—	—	—	47	—	—	47
Restricted stock cancellation	—	—	(17)	—	—	(1)	—	—	(1)
Net loss	—	—	—	—	—	—	(1,622)	—	(1,622)
Balance at December 31, 2020	281	$—	18,541	$190,610	$(4,129)	$35,841	$(203,512)	$—	$18,810

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,209)	$(3,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation, net of forfeitures	798	90
Depreciation and amortization	94	141
Loss on disposal of assets	—	173
Changes in assets and liabilities:
Accounts receivable	(87)	6
Inventory, net	86	88
Income tax receivable	—	429
Accounts payable	(306)	(11)
Other assets and liabilities	140	325
Net cash used in operating activities	(3,484)	(2,492)
Cash flows from investing activities:
Purchases of property and equipment	(264)	(16)
Net cash used in investing activities	(264)	(16)
Cash flows from financing activities:
Repayment of related party debt	(2,000)	—
Payments on lease financing	(18)	(6)
Proceeds from issuance of stock, net of offering issuance costs	—	21,828
Net cash (used in) provided by financing activities	(2,018)	21,822
Net change in cash and cash equivalents	(5,766)	19,314
Cash and cash equivalents at beginning of period	35,936	3,349
Cash and cash equivalents at end of period	$30,170	$22,663

Reconciliation of cash and cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$30,170	$22,121
Restricted cash	—	542
Total	$30,170	$22,663

Supplemental disclosures of cash flow information:
Cash paid for interest	$3	$—
Income taxes paid	$—	$—
Acquisition of equipment through financing lease	$394	$—

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ending June 30, 2022. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021. Certain prior year amounts have been reclassified to conform to the current year presentation.

Accounting Pronouncements – In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832)” (“ASU 2021-10”), which enhances disclosure of transactions with governments that are accounted for by applying a grant or contribution model. The new pronouncement requires entities to provide information about the nature of the transaction, terms and conditions associated with the transaction, and financial statement line items affected by the transaction. ASU 2021-10 is effective for fiscal years beginning after December 15, 2021. The Company does not expect the adoption of ASU 2021-10 to have a material impact on its financial statements.

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

1st Detect Corporation

1st Detect, a licensee of ATI for the security and detection market, has developed the TRACER 1000™, the world’s first mass spectrometry (“MS”) based explosives trace detector (“ETD”) certified by the European Civil Aviation Conference (“ECAC”), designed to replace the ETDs used at airports, cargo and other secured facilities, and borders worldwide. The Company believes that ETD customers are unsatisfied with the currently deployed ETD technology, which is driven by ion mobility spectrometry (“IMS”). The Company believes that IMS-based ETDs are fraught with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing facility shutdowns, unnecessary delays, frustration, and significant wasted security resources. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those several explosives of largest concern. Adding additional compounds to the detection library of an IMS-based ETD fundamentally reduces the instrument’s performance, further increasing the likelihood of false alarms. In contrast, adding additional compounds to the TRACER 1000’s detection library does not degrade its detection capabilities, as it has a virtually unlimited and easily expandable threat library.

In order to sell the TRACER 1000 to airport and cargo security customers in the European Union and certain other countries, ECAC certification is required. We are currently selling the TRACER 1000 to customers who accept ECAC certification.

In the United States, the Company is working with the U.S. Transportation Security Administration (“TSA”) towards air cargo certification. On March 27, 2018, the Company announced that the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) and, on April 4, 2018, the Company announced that the TRACER 1000 was beginning testing with TSA for passenger screening at airports. On November 14, 2019, the Company announced that the TRACER 1000 had been selected by the TSA’s Innovation Task Force to conduct live checkpoint screening at Miami International Airport. With similar protocols as ECAC testing, the Company has received valuable feedback from all programs. Following ECAC certification and the Company's early traction within the cargo market, testing for cargo security continued with the TSA. With the COVID-19 pandemic, all testing within the TSA was put on hold; however, the Company resumed cargo testing during the summer of 2020, and the Company subsequently announced on September 9, 2020 that the TRACER 1000 passed the non-detection testing portion of the TSA’s ACSQT. Due to continued delays caused by COVID-19, TSA cargo detection testing is ongoing but proceeding much more slowly than anticipated. As a result, efforts are primarily focused on the Company’s other opportunities. TSA cargo detection testing is the final step to be listed on the Air Cargo Screening Technology List (“ACSTL”) as an “approved” device. If approved, the TRACER 1000 will be approved for cargo sales in the United States.

On August 25, 2021, 1st Detect announced that it secured an important landmark purchase order for the TRACER 1000, representing the first units to be deployed at an airport security checkpoint. These systems were delivered to the customer during the second quarter of fiscal year 2022.

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

BreathTech Corporation

BreathTech, an exclusive licensee of ATI for use in breath analysis, is developing the BreathTest-1000™, a breath analysis tool to screen for volatile organic compound (“VOC”) metabolites found in a person’s breath that could indicate they may have an infection, including COVID-19 or pneumonia. While vaccines have been deployed to prevent the transmission of COVID-19, only a fraction of the world has been vaccinated and new variants continue to pose a significant and evolving threat. New tools to aid in the battle against COVID-19 remain of the utmost importance to help defeat the disease, and BreathTech, in conjunction with Cleveland Clinic, are developing a quick and easy to use device to help aid in preventing the further spread of the disease.

Development of the BreathTest-1000 follows the Company’s results in pre-clinical trials for the BreathDetect-1000™, a rapid self-serve breathalyzer that was designed to detect bacterial infections in the respiratory tract, including pneumonia. The pre-clinical trials were conducted in collaboration with UT Health San Antonio in 2017.

(2) Investments

The following tables summarize gains and losses related to the Company’s investments as of December 31, 2021 and June 30, 2021:

	December 31, 2021
Available-for-Sale	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$19,998	$—	$(179)	$19,819
ETFs - Corporate & Government Debt	7,376	—	(89)	7,287
Total	$27,374	$—	$(268)	$27,106

	June 30, 2021
Available-for-Sale	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$19,998	$—	$(13)	$19,985
ETFs - Corporate & Government Debt	7,376	—	(10)	7,366
Total	$27,374	$—	$(23)	$27,351

(3) Leases

On April 27, 2021, Astrotech entered into a new lease for a research and development facility of approximately 5,960 square feet in Austin, Texas that includes a laboratory, a small production shop, and offices for staff, although many of the Company’s employees continue to work remotely. The lease commenced on June 1, 2021 and has a lease term of 36 months.

On August 3, 2020, the Company terminated its office lease of 5,219 square feet in Austin, Texas that housed executive management, finance and accounting, sales, and marketing and communications. The lease began in November 2016 and was originally set to expire in December 2023. Upon lease termination, the Company recognized a decrease in the related operating right-of-use (“ROU”) asset and operating lease liability of approximately $539 thousand and $506 thousand, respectively.

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

The balance sheet presentation of the Company’s operating and finance leases is as follows:

(In thousands)	Classification on the Condensed Consolidated Balance Sheet	December 31, 2021
Assets:
Operating lease assets	Operating leases, right-of-use assets, net	$206
Financing lease assets	Property and equipment, net	516
Total lease assets		$722

Liabilities:
Current:
Operating lease obligations	Lease liabilities, current	$92
Financing lease obligations	Lease liabilities, current	135
Non-current:
Operating lease obligations	Lease liabilities, non-current	138
Financing lease obligations	Lease liabilities, non-current	283
Total lease liabilities		$648

Future minimum lease payments under non-cancellable leases are as follows:

(In thousands)
For the Year Ended June 30,	Operating Leases	Financing Leases	Total
2022	$52	$77	$129
2023	103	154	257
2024	93	154	247
2025	—	67	67
2026	—	—	—
Thereafter	—	—	—
Total lease obligations	248	452	700
Less: imputed interest	18	34	52
Present value of net minimum lease obligations	230	418	648
Less: lease liabilities - current	92	135	227
Lease liabilities - non-current	$138	$283	$421

Other information as of December 31, 2021 is as follows:

Weighted-average remaining lease term (years):
Operating leases	2.4
Financing leases	3.0
Weighted-average discount rate:
Operating leases	6.4%
Financing leases	5.3%

Cash payments for operating leases for the three months ended December 31, 2021 and 2020 totaled $25 thousand and $53 thousand, respectively. Cash payments for operating leases for the six months ended December 31, 2021 and 2020 totaled $35 thousand and $123 thousand, respectively.

Cash payments for financing leases for the three months ended December 31, 2021 and 2020 totaled $15 thousand and $3 thousand, respectively. Cash payments for financing leases for the six months ended December 31, 2021 and 2020 totaled $18 thousand and $6 thousand, respectively.

(4) Property and Equipment

As of December 31, 2021 and June 30, 2021, property and equipment, net consisted of the following:

(In thousands)	December 31, 2021	June 30, 2021
Furniture, fixtures, equipment & leasehold improvements	$1,289	$535
Software	264	315
Capital improvements in progress	—	187
Gross property and equipment	1,553	1,037
Accumulated depreciation and amortization	(683)	(774)
Property and equipment, net	$870	$263

Depreciation and amortization expense of property and equipment for the three months ended December 31, 2021 and 2020 was $34 thousand and $15 thousand, respectively. Depreciation and amortization expense of property and equipment for the six months ended December 31, 2021 and 2020 was $51 thousand and $37 thousand, respectively.

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

Warrants

A summary of the common stock warrant activity for the six months ended December 31, 2021 is presented below:

	Number of Shares Underlying Warrants (In thousands)	Weighted Average Exercise Price	Aggregate Fair Market Value at Issuance (In thousands)	Weighted Average Remaining Contractual Term (Years)
Outstanding June 30, 2021	2,393	$2.40	$3,747	4.63
Warrants issued	—	—	—	—
Warrants exercised	—	—	—	—
Warrants expired	—	—	—	—
Outstanding December 31, 2021	2,393	$2.40	$3,747	4.10

The Company has made an immaterial error correction to the table above to reflect the correct weighted average exercise price and weighted average remaining contractual term reported as of June 30, 2021. Management evaluated the materiality of the error, both quantitatively and qualitatively, and concluded that it was not material to the financial statements of any period presented.

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants (In thousands)
Issue Date	Classification	Exercise Price	Expiration Date	December 31, 2021	June 30, 2021
March 26, 2020	Equity	$6.25	March 25, 2025	25	25
March 30, 2020	Equity	$4.69	March 27, 2025	61	61
October 23, 2020	Equity	$2.88	October 21, 2025	470	470
October 28, 2020	Equity	$2.69	October 28, 2025	173	173
February 16, 2021	Equity	$4.06	February 11, 2026	171	171
April 12, 2021	Equity	$1.88	April 7, 2026	1,493	1,493
Total Outstanding				2,393	2,393

Nasdaq Compliance

On December 21, 2021, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market LLC (“NASDAQ”) notifying the Company of its failure to maintain compliance with the $1.00 per share of common stock minimum closing bid price requirement over the preceding 30 consecutive business days as required by Marketplace Rule 5550(a)(2). The letter stated that the Company has 180 calendar days, or until June 20, 2022, to regain compliance. If at any time during this 180-day period the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of ten consecutive business days, the Company’s compliance will be regained.

In the event the Company does not regain compliance in that period, it may be eligible to apply for an additional 180 calendar days to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, with the exception of the bid price requirement. The Company will also need to provide written notice of its intention to cure the deficiency during the second compliance period. However, if it appears to the NASDAQ staff that the Company will neither be able nor otherwise eligible to cure the deficiency, it may be subject to delisting by NASDAQ.

The Company has not yet determined what action, if any, it will take in response to this letter, although the Company intends to monitor the closing bid price of its common stock between now and June 19, 2022, and to consider available options if its common stock does not trade at a level likely to result in the Company regaining compliance with The NASDAQ Capital Market minimum closing bid price requirement.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net loss	$(2,180)	$(1,622)	$(4,209)	$(3,733)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	47,482	15,864	47,455	11,769
Basic and diluted net loss per common share:
Net loss	$(0.05)	$(0.10)	$(0.09)	$(0.32)

All unvested restricted stock awards for the six months ended December 31, 2021 are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 152,532 shares of common stock at exercise prices ranging from $1.85 to $6.00 per share outstanding as of December 31, 2021 were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

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

An additional factor is reasonable assurance of collectability. This necessitates deferral of all or a portion of revenue recognition until collection. During the six months ended December 31, 2021, the Company had two revenue sources that comprised all of its revenue. Revenue was recognized at a point in time consistent with the guidelines in Topic 606.

Contract Assets and Liabilities. The Company enters into contracts to sell products and provide services, and it recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to Topic 606 and, at times, recognizes revenue in advance of the time when contracts give us the right to invoice a customer. The Company may also receive consideration, per the terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as deferred revenue. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before services have been performed. In such instances, the Company records a deferred revenue liability. The Company recognizes these contract liabilities as sales after all revenue recognition criteria are met.

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of December 31, 2021 and June 30, 2021:

	December 31, 2021
Available-for-Sale	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Mutual Funds - Corporate & Government Debt	$19,819	$19,819	$—	$—	$19,819
ETFs - Corporate & Government Debt	7,287	7,287	—	—	7,287
Total	$27,106	$27,106	$—	$—	$27,106

	June 30, 2021
Available-for-Sale	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Mutual Funds - Corporate & Government Debt	$19,985	$19,985	$—	$—	$19,985
ETFs - Corporate & Government Debt	7,366	7,366	—	—	7,366
Total	$27,351	$27,351	$—	$—	$27,351

The value of available-for-sale investments is based on pricing from third-party pricing vendors, who use quoted prices in active markets for identical assets (Level 1 inputs).

(9) Debt

On September 5, 2019, the Company entered into a private placement transaction with Thomas B. Pickens III, the Chief Executive Officer and Chairman of the Board of Directors of the Company for the issuance and sale of a secured promissory note to Mr. Pickens with a principal amount of $1.5 million (the “2019 Note”), and on February 13, 2020, the Company entered into a second private placement transaction with Mr. Pickens for the issuance and sale of a second secured promissory note to Mr. Pickens with a principal amount of $1.0 million (the “2020 Note” and, collectively with the 2019 Note, the “Original Notes”). Interest on the Original Notes accrued at 11% per annum. The principal amount and accrued interest on the Original Notes originally were to become due and payable on September 5, 2020; however, on August 24, 2020, the Company and Mr. Pickens agreed to extend the date of maturity of the Original Notes and payment of accrued interest to September 5, 2021 (the “Original Maturity Date”). The Company had the option to prepay the principal amount and all accrued interest on the Original Notes at any time prior to the Original Maturity Date.

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

(10) Business Risk and Credit Risk Concentration Involving Cash

For the each of the three and six months ended December 31, 2021, the Company had two customers that comprised all of the Company’s revenue.

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation of $250 thousand per depositor. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what we believe to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(11) Stock-Based Compensation

Stock Option Activity Summary

The Company’s stock option activity for the six months ended December 31, 2021 is as follows:

	Shares (In thousands)	Weighted Average Exercise Price
Outstanding at June 30, 2021	275	$5.25
Granted	—	—
Exercised	—	—
Canceled or expired	(122)	4.96
Outstanding at December 31, 2021	153	$5.41

The aggregate intrinsic value of options exercisable at December 31, 2021 was $0, as the fair value of the Company’s common stock is less than the exercise prices of these options. The remaining stock-based compensation expense of $1 thousand related to stock options will be recognized over a weighted-average period of 0.78 years.

The table below details the Company’s stock options outstanding as of December 31, 2021:

Range of exercise prices	Number Outstanding (In thousands)	Options Outstanding Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable (In thousands)	Options Exercisable Weighted- Average Exercise Price
$1.85 – 2.83	13	6.74	$2.08	10	$2.15
$5.00 – 5.85	88	5.36	5.55	88	5.55
$6.00 – 6.00	52	0.64	6.00	52	6.00
$1.85 – 6.00	153	3.87	$5.41	150	$5.49

Compensation costs recognized related to stock option awards were $0 for each of the three months ended December 31, 2021, and 2020 and $1 thousand for each of the six months ended December 31, 2021 and 2020.

Restricted Stock

The Company’s restricted stock activity for the six months ended December 31, 2021, is as follows:

	Shares (In thousands)	Weighted Average Grant-Date Fair Value
Outstanding at June 30, 2021	$2,023	$2.05
Granted	—	—
Vested	(28)	3.39
Canceled or expired	—	—
Outstanding at December 31, 2021	$1,995	$2.03

Stock compensation expenses related to restricted stock were $439 thousand and $46 thousand for the three months ended December 31, 2021, and 2020, respectively, and $797 thousand and $90 thousand for the six months ended December 31, 2021 and 2020, respectively. The remaining stock-based compensation expense of $3.0 million related to restricted stock awards granted will be recognized over a weighted-average period of 2.23 years.

(12) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2021, the Company established a valuation allowance against all of its net deferred tax assets.

For the three months ended December 31, 2021 and 2020, the Company incurred pre-tax losses in the amount of $2.2 million and $1.6 million, respectively. For the six months ended December 31, 2021 and 2020, the Company incurred pre-tax losses in the amount of $4.2 million and $3.7 million, respectively. The total effective tax rate was approximately 0% for the each of the three and six months ended December 31, 2021 and 2020.

For each of the six months ended December 31, 2021 and 2020, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against its net deferred tax assets.

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

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company currently has approximately $300 thousand of uncertain tax positions as of December 31, 2021, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

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

Litigation, Investigations, and Audits

On April 15, 2021, a putative stockholder of the Company commenced a class action and derivative lawsuit in the Delaware Court of Chancery, Stein v. Pickens, et al., C.A. No. 2021-0322-JRS (the “Stein Action”), in which it was alleged, among other things, that the Company improperly included broker non-votes in the tabulation of votes counted in favor to approve an amendment to the Company’s Certificate of Incorporation (the “2020 Certificate Amendment”) and, thus the 2020 Certificate Amendment was defective. The Company investigated those allegations and does not believe that the filing and effectiveness of the 2020 Certificate Amendment was either invalid or ineffective.  Nevertheless, to resolve any uncertainty, on April 30, 2021, the Company filed a validation proceeding in the Delaware Court of Chancery, In re Astrotech Corporation, C.A. No. 2021-0380-JRS, pursuant to Section 205 of the Delaware General Corporation Law.  On October 6, 2021, the Delaware Court of Chancery granted the Company’s request and confirmed and validated the 2020 Certificate Amendment.  Thereafter, a settlement in principle was reached with the Plaintiffs in the Stein Action and the parties to the Stein Action presently anticipate presenting the settlement for approval in the first half of 2022.

Further information regarding the Stein Action and the Section 205 Action is provided in the Schedule 14A proxy statement amendment and supplement filed by the Company with the SEC on April 29, 2021.

(14) Segment Information

The Company has determined that it does not meet the criteria of ASC 280 “Segment Reporting” because the Company’s subsidiaries represent Company brands that leverage the same core technology rather than independent operating segments. Furthermore, restatement of prior results is not necessary as they would mirror the consolidated results.

(15) Impact of COVID-19 Pandemic

The Company has taken what it believes are necessary precautions to safeguard its employees from the COVID-19 pandemic. The Company continues to follow the Centers for Disease Control and Prevention’s (“CDC”) guidance and the recommendations and restrictions provided by state and local authorities. All of the Company’s employees who do not work in a lab setting are currently on a telecommunication work arrangement and have been able to successfully work remotely. The Company’s lab requires in-person staffing, and the Company has been able to continue to operate its lab. There can be no assurance, however, that key employees will not become ill or that the Company will be able to continue to operate its labs.

To date, the Company has seen delays with respect to the TSA certification process and parts of its supply chain, particularly the impact of the global semiconductor and electronics shortage, which has now resulted in product pricing inflation. In addition, although passenger demand for air travel has rebounded, the overall recovery of the airline industry and ancillary services remains highly uncertain and is dependent upon, among other things, the number of cases declining around the globe, public health impacts of new COVID-19 variants, the continued administration of vaccines to unvaccinated populations, and the duration of immunity granted by vaccines.

The Company continues to manage production, to secure alternative supplies, and to take other proactive actions. The Company believes that it will be able to pass the inflation caused by raw materials shortages and increased shipping costs to its customers by increasing the price of its instruments. If supply chain shortages become more severe or longer term in nature, the Company’s business and results of operations could be adversely impacted; however, the Company does not expect this issue to materially adversely affect its liquidity position. The long-term impact of the COVID-19 pandemic on the Company’s business may not be fully reflected until future periods.

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

CARES Act

On March 27, 2020, the CARES Act was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll taxes, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The most significant relief measures which the Company qualified for are a loan pursuant to the Paycheck Protection Program for which the Company has received full forgiveness, alternative minimum tax credit refunds, employee retention credit, and payroll tax deferral. The payroll tax deferral was effective from the enactment date through December 31, 2020, and the deferred amount will be repaid in two installments. 50% of the deferred amount has been paid as of December 31, 2021, and the remainder will be due by December 31, 2022. The deferred payroll taxes are recorded within accrued liabilities on the condensed consolidated balance sheets.

The Company will continue to assess the treatment of the CARES Act to the extent additional guidance and regulations are issued, the further applicability of the CARES Act to the Company, and the potential impacts on the business.

(16) Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2021 to the date these unaudited condensed consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited condensed consolidated financial statements.

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

•	Our ability to successfully pursue our business plan and execute our strategy, including our recent collaboration with Cleveland Clinic;
•	The effect of economic and political conditions in the United States or other nations that could impact our ability to sell our products and services or gain customers;
•	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by governmental or commercial customers;
•

The impact of trade barriers imposed by the U.S. government, such as import/export duties and restrictions, tariffs and quotas, and potential corresponding actions by other countries in which we conduct our business;

•	Technological difficulties and potential legal claims arising from any technological difficulties;
•	The risks related to the availability of, and cost inflation in, supply chain inputs, including labor, raw materials, commodities, packaging, and transportation;
•	Uncertainty in government funding and support for key programs, grant opportunities, or procurements;
•	The impact of competition on our ability to win new contracts;
•	Our ability to meet technological development milestones and overcome development challenges; and
•	Our ability to successfully identify, complete and integrate acquisitions.

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

Our efforts are focused on commercializing our platform mass spectrometry technology through our wholly-owned subsidiaries:

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

ATI has contracted with Sanmina Corporation (“Sanmina”), a leading contract manufacturer with a worldwide presence. Sanmina has already helped to reduce the cost of the TRACER 1000™, and we have leveraged their expertise to improve manufacturability and reliability of our systems.

1st Detect Corporation

1st Detect, a licensee of ATI for the security and detection market, has developed the TRACER 1000, the world’s first mass spectrometry (“MS”) based explosives trace detector (“ETD”) certified by the European Civil Aviation Conference (“ECAC”), designed to replace the ETDs used at airports, cargo and other secured facilities, and borders worldwide. We believe that ETD customers are unsatisfied with the currently deployed ETD technology, which is driven by ion mobility spectrometry (“IMS”). We believe that IMS-based ETDs are fraught with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing facility shutdowns, unnecessary delays, frustration, and significant wasted security resources. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those several explosives of largest concern. Adding additional compounds to the detection library of an IMS-based ETD fundamentally reduces the instrument’s performance, further increasing the likelihood of false alarms. In contrast, adding additional compounds to the TRACER 1000’s detection library does not degrade its detection capabilities, as it has a virtually unlimited and easily expandable threat library.

In order to sell the TRACER 1000 to airport and cargo security customers in the European Union and certain other countries, ECAC certification is required. We are currently selling the TRACER 1000 to customers who accept ECAC certification. We have deployed or received orders for the TRACER 1000 in approximately twenty locations in thirteen countries throughout Europe and Asia.

In the United States, we are working with the U.S. Transportation Security Administration (“TSA”) towards air cargo certification. On March 27, 2018, we announced that the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) and, on April 4, 2018, we announced that the TRACER 1000 was beginning testing with TSA for passenger screening at airports. On November 14, 2019, we announced that the TRACER 1000 had been selected by the TSA’s Innovation Task Force to conduct live checkpoint screening at Miami International Airport. With similar protocols as ECAC testing, we have received valuable feedback from all programs. Following ECAC certification and our early traction within the cargo market, testing for cargo security continued with the TSA. With the COVID-19 pandemic, all testing within the TSA was put on hold; however, we resumed cargo testing during the summer of 2020, and we subsequently announced on September 9, 2020 that the TRACER 1000 passed the non-detection testing portion of the TSA’s ACSQT. Due to continued delays caused by COVID-19, TSA cargo detection testing is ongoing but proceeding much more slowly than anticipated. As a result, efforts are primarily focused on our other opportunities. TSA cargo detection testing is the final step to be listed on the Air Cargo Screening Technology List (“ACSTL”) as an “approved” device. If approved, the TRACER 1000 will be approved for cargo sales in the United States.

On August 25, 2021, 1st Detect announced that it secured an important landmark purchase order for the TRACER 1000, representing the first units to be deployed at an airport security checkpoint. These systems were delivered to the customer during the second quarter of fiscal year 2022.

AgLAB Inc.

AgLAB, an exclusive licensee of ATI for the agriculture market, has developed the AgLAB-1000™ series of mass spectrometers for use in the hemp and cannabis market with initial focus on optimizing yields in the extraction and distillation process. The AgLAB product line is a derivative of our core AMS Technology. The AMS Technology provides a significant competitive advantage due to its small size, rugged design, quick analysis, and ease of use. We continue to work with the market to refine our library and instrumentation.

BreathTech Corporation

BreathTech, an exclusive licensee of ATI for use in breath analysis, is developing the BreathTest-1000™, a breath analysis tool to screen for VOC metabolites found in a person’s breath that could indicate they may have an infection, including COVID-19 or pneumonia. While vaccines have been deployed to prevent the transmission of COVID-19, only a fraction of the world has been vaccinated and new variants continue to pose a significant and evolving threat. New tools to aid in the battle against COVID-19 remain of the utmost importance to help defeat the disease, and BreathTech, in conjunction with Cleveland Clinic, are developing a quick and easy to use device to help prevent the further spread of the disease.

Development of the BreathTest-1000 follows our results in pre-clinical trials for the BreathDetect-1000™, a rapid self-serve breathalyzer that was designed to detect bacterial infections in the respiratory tract, including pneumonia. The pre-clinical trials were conducted in collaboration with UT Health San Antonio in 2017.

On February 1, 2022, BreathTech announced that it has hired Dr. Karim Sirgi, MD, MBA and FCAP as its Chief Science Officer. Dr. Sirgi is a pathologist, board certified in Anatomic, Clinical and Cytopathology, and has over 30 years of practice and leadership experience in private and academic pathology practices. We expect Dr. Sirgi will be key in the research and development and regulatory efforts at BreathTech and will help lead our partnership with Cleveland Clinic in the development of the BreathTest-1000.

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

To date, we have seen delays with respect to the TSA certification process and parts of our supply chain, particularly the impact of the global semiconductor and electronics shortage, which has now resulted in product pricing inflation. In addition, although passenger demand for air travel has rebounded, the overall recovery of the airline industry and ancillary services remains highly uncertain and is dependent upon, among other things, the number of cases declining around the globe, public health impacts of new COVID-19 variants, the continued administration of vaccines to unvaccinated populations, and the duration of immunity granted by vaccines.

We continue to manage production, to secure alternative supplies, and to take other proactive actions. We believe that we will be able to pass the inflation caused by raw materials shortages and increased shipping costs to our customers by increasing the price of our instruments. If supply chain shortages become more severe or longer term in nature, our business and results of operations could be adversely impacted; however, we do not expect this issue to materially adversely affect our liquidity position. The long-term impact of the COVID-19 pandemic on our business may not be fully reflected until future periods.

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

Results of Operations

Three months ended December 31, 2021, compared to three months ended December 31, 2020:

Selected consolidated financial data for the quarters ended December 31, 2021, and 2020 is as follows:

	Three Months Ended December 31,
(In thousands)	2021	2020
Revenue	$561	$130
Cost of revenue	441	128
Gross profit	120	2
Gross margin	21%	2%
Operating expenses:
Selling, general and administrative	1,728	803
Research and development	652	758
Total operating expenses	2,380	1,561
Loss from operations	(2,260)	(1,559)
Other income and (expense), net	80	(63)
Income tax benefit	—	—
Net loss	$(2,180)	$(1,622)

Revenue – Total revenue significantly increased by $431 thousand during the second quarter of fiscal 2022, compared to the second quarter of fiscal 2021. In the second quarter of fiscal 2022, revenue was comprised of sales related to our TRACER 1000 to an airport security checkpoint customer as well as to DHL (Deutsche Post AG). All of the revenue generated in the second quarter of fiscal 2021 was related to TRACER 1000 sales to DHL (Deutsche Post AG).

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. In the second quarters of fiscal 2022 and 2021, cost of revenue was comprised of labor, materials, shipping, and warranty reserve related to the sale of TRACER 1000 units. Cost of revenue increased $313 thousand during the second quarter of fiscal 2022, compared to the second quarter of fiscal 2021, due to the increase in revenue described above. Gross margin increased by 19% in the second quarter fiscal 2022, compared to the second quarter of fiscal 2021, as we have increased production and benefited from associated volume discounts. Further, we have benefited from implementing specific enhancements to our technology.

Operating Expenses – Operating expenses increased $819 thousand, or 52%, during the second quarter of fiscal 2022, compared to the second quarter of fiscal 2021. Significant changes to operating expenses include the following:

•

Selling, general and administrative increased $925 thousand, or 115%, during the second quarter of fiscal 2022, compared to the second quarter of fiscal 2021, due to non-cash equity incentive compensation for employees, payroll-related accruals, and legal expenses related to our derivative litigation.

•

Research and development decreased $106 thousand, or 14%, during the second quarter of fiscal 2022, compared to the second quarter of fiscal 2021, largely driven by a decrease in purchases of R&D materials and equipment as we continue to shift our focus from R&D toward the commercialization of our products.

Income Taxes – Income tax benefit did not change during the second quarter of fiscal 2022, compared to the second quarter of fiscal 2021. The realization of tax benefits depends on the existence of future taxable income. Pursuant to Accounting Standards Codification (“ASC”) 740 “Income Taxes”, a valuation allowance has been established on all of our deferred tax assets.

Six months ended December 31, 2021, compared to six months ended December 31, 2020:

Selected consolidated financial data for the six months ended December 31, 2021 and 2020 is as follows:

	Six Months Ended December 31,
(In thousands)	2021	2020
Revenue	$748	$270
Cost of revenue	616	241
Gross profit	132	29
Gross margin	18%	11%
Operating expenses:
Selling, general and administrative	3,154	1,729
Research and development	1,291	1,367
Disposal of corporate lease	—	544
Total operating expenses	4,445	3,640
Loss from operations	(4,313)	(3,611)
Other income and (expense), net	104	(122)
Income tax benefit	—	—
Net loss	$(4,209)	$(3,733)

Revenue – Total revenue increased $478 thousand during the fiscal year 2022, compared fiscal year 2021. In fiscal year 2022, revenue was comprised of sales related to our TRACER 1000 to an airport security checkpoint customer as well as to DHL (Deutsche Post AG). In fiscal year 2021, all of our revenue was related to the sales of the TRACER 1000 to DHL (Deutsche Post AG).

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. In the six months ended December 31, 2021 and December 31, 2020, cost of revenue was comprised of labor, materials, shipping, warranty reserve, and overhead allocation related to the sale of TRACER 1000 units. Cost of revenue increased $375 thousand during fiscal year 2022, compared to fiscal year 2021, due to the increase in revenue described above. Gross margin increased by 7% in the fiscal year 2022, compared to the fiscal year 2021, as we have increased production and benefited from associated volume discounts. Further, we have benefited from implementing specific enhancements to our technology.

Operating Expenses – Operating expenses increased $805 thousand, or 22% during the six months ended December 31, 2021, compared to six months ended December 31, 2020. Significant changes to operating expenses include the following:

•

Selling, general and administrative increased $1.4 million, or 82%, due to non-cash equity incentive compensation for employees, payroll-related accruals, and legal expenses related to our derivative litigation.

•

Research and development decreased $76 thousand, or 6%, during the six months ended December 31, 2021, compared to the six months ended December 31, 2020, largely driven by less materials purchased for R&D purposes as we continue to shift our focus from R&D toward the commercialization of our products.

•

Disposal of long-lived assets decreased $544 thousand due to our termination of our corporate office lease and the disposal of the leasehold improvement assets and right-of-use assets and lease liabilities associated with that lease in the prior period.

Income Taxes – Income tax benefit did not change during the six months ended December 31, 2021, compared to the six months ended December 31, 2020. The realization of tax benefits depends on the existence of future taxable income. Pursuant to ASC 740 “Income Taxes”, a valuation allowance has been established on all of our deferred tax assets.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents:

	Six Months Ended December 31,
(In thousands)	2021	2020	Change
Change in cash and cash equivalents:
Net cash used in operating activities	$(3,484)	$(2,492)	$(992)
Net cash used in investing activities	(264)	(16)	(248)
Net cash (used in) provided by financing activities	(2,018)	21,822	(23,840)
Net change in cash and cash equivalents	$(5,766)	$19,314	$(25,080)

Cash and Cash Equivalents

As of December 31, 2021, we held cash and cash equivalents of $30.2 million, and our working capital was approximately $56.9 million. As of June 30, 2021, we had cash and cash equivalents of $35.9 million, and our working capital was approximately $60.9 million. Cash and cash equivalents decreased $5.8 million as of December 31, 2021, compared to June 30, 2021, due to the partial repayment of the related party notes including accrued interest as well as continuing operating expenses.

Operating Activities

Cash used in operating activities increased $1.0 million for the six months ended December 31, 2021, compared to the six months ended December 31, 2020, due to an increase in accounts receivable from sales of the TRACER 1000, receipt of an alternative minimum tax credit in the prior period, and a decrease in accounts payable.

Investing Activities

Cash used in investing activities increased $248 thousand for the six months ended December 31, 2021, compared to the six months ended December 31, 2020, due to the addition of leasehold improvement assets related to our new R&D facility in Austin.

Financing Activities

Cash used in financing activities was $2.0 million for the six months ended December 31, 2021, compared to cash provided by financing activities of $21.8 million for the six months ended December 31, 2020. This change was due to the partial repayment of the related party notes during the current period, compared to the net proceeds from sale of common stock of $21.8 million in the prior period.

Liquidity

Historically, our primary uses of cash have been to fund research and development, inventory, and selling, general and administrative expenses. During the fiscal year 2021, we successfully completed several public offerings of our common stock, raising net proceeds of approximately $67.6 million. We will continue to evaluate opportunities to further strengthen our liquidity, including selling the Company or a portion thereof, licensing some of our technology, raising additional funds through the capital markets, debt financing, equity financing, merging, or engaging in a strategic partnership. However, our ability to successfully effectuate any such transactions depends on operating and economic conditions, some of which are beyond our control. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. Based on current expectations, we believe we have sufficient liquidity to meet our cash flow needs during this fiscal year 2022 and the immediate future.

Income Taxes

Provision for Income Tax

Our effective tax rate is 0% for income tax for the six months ended December 31, 2021, and we expect that our effective tax rate for the full fiscal year 2022 year will be 0%. Based on the weight of available evidence, including net cumulative losses and expected future losses, we have determined that it is more likely than not that our U.S. federal and state deferred tax assets will not be realized and therefore a full valuation allowance has been provided on the U.S. federal and state net deferred tax assets.

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

Uncertain Tax Positions

We recognize the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. We currently have approximately $300 thousand of uncertain tax positions as of December 31, 2021, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

Income Taxes

There is $0 provision for income taxes during each of the three and six months ended December 31, 2021 and 2020.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021, or June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our last fiscal quarter ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 15, 2021, a putative stockholder of the Company commenced a class action and derivative lawsuit in the Delaware Court of Chancery, Stein v. Pickens, et al., C.A. No. 2021-0322-JRS (the “Stein Action”), in which it was alleged, among other things, that the Company improperly included broker non-votes in the tabulation of votes counted in favor to approve an amendment to the Company’s Certificate of Incorporation (the “2020 Certificate Amendment”) and, thus the 2020 Certificate Amendment was defective. The Company investigated those allegations and does not believe that the filing and effectiveness of the 2020 Certificate Amendment was either invalid or ineffective.  Nevertheless, to resolve any uncertainty, on April 30, 2021, the Company filed a validation proceeding in the Delaware Court of Chancery, In re Astrotech Corporation, C.A. No. 2021-0380-JRS, pursuant to Section 205 of the Delaware General Corporation Law.  On October 6, 2021, the Delaware Court of Chancery granted the Company’s request and confirmed and validated the 2020 Certificate Amendment.  Thereafter, a settlement in principle was reached with the Plaintiffs in the Stein Action and the parties to the Stein Action presently anticipate presenting the settlement for approval in the first half of 2022.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Incorporation by Reference

3.1	Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.1 to Form 8-K filed on December 28, 2017.

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2017).	Exhibit 3.2 to Form 8-K filed on December 28, 2017.

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.3 to Form 8-K filed on December 28, 2017.

3.4	Certificate of Designations of Series C Convertible Preferred Stock, as filed with the Delaware Secretary of State on April 17, 2019.	Exhibit 3.1 to Form 8-K filed on April 23, 2019.

3.5	Certificate of Designations of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, as filed with the Delaware Secretary of State on April 17, 2019.	Exhibit 3.2 to Form 8-K filed on April 23, 2019.

3.6	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on July 1, 2020.

3.7	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on October 12, 2021.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: February 14, 2022	/s/ Eric Stober
Eric Stober
Chief Financial Officer and Principal Accounting Officer